Form 10-K
period 1993-12-31
CITADEL HOLDING CORP
filed 1994-03-31
CIK 716634

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1993

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from  _________to __________

                         COMMISSION FILE NUMBER 1-8625

                            -----------------------

                          CITADEL HOLDING CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               95-3885184
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
     INCORPORATION OR ORGANIZATION)

       600 NORTH BRAND BOULEVARD                          91203
          GLENDALE, CALIFORNIA                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 956-7100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
             ------------                          ---------------
 COMMON STOCK, $.01 PAR VALUE PER SHARE         AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of March 15, 1994 was $20,034,000.

  The number of shares of common stock, par value $.01 per share, of Registrant outstanding as of March 15, 1994 was 6,595,624 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's 1994 Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1994 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          CITADEL HOLDING CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1993

                                                                            PAGE
                                                                            ----


                                     PART I


 Item 1. Business........................................................      1
           General.......................................................      1
           Recent Developments...........................................      3
           Retail Financial Services Group...............................      7
           Mortgage Banking Group Operations.............................      8
           Credit Administration.........................................     17
           Credit Loss Experience........................................     24
           Foreclosure Policies..........................................     27
           Real Estate Acquired in Settlement of Loans...................     27
           Investment Activities.........................................     30
           Sources of Funds..............................................     32
           Interest Rate Risk Management.................................     36
           Competition...................................................     39
           Employees.....................................................     40
           Taxation......................................................     40
           Regulation and Supervision....................................     41
 Item 2. Properties......................................................     55
 Item 3. Legal Proceedings...............................................     55
 Item 4. Submission of Matters to a Vote of Security Holders.............     55

                                    PART II

 Item 5. Market for the Registrant's Common Stock and Related Stockholder
          Matters........................................................     56
 Item 6. Selected Financial Data.........................................     57
 Item 7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("MD&A")..................................     58
         Net Earnings....................................................     58
         Net Interest Income.............................................     59
         Noninterest Income..............................................     62
         Operating Expense...............................................     64
         Efficiency Ratio................................................     65
         Capital Resources and Liquidity.................................     66
         Asset Quality...................................................     73
         Impact of Inflation.............................................     83
         Interest Rate Risk Management...................................     84
         Other Factors Affecting Earnings ...............................     87
 Item 8. Financial Statements and Supplementary Data.....................    F-1
 Item 9. Change in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................   II-1

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............. II-1
 Item 11. Executive Compensation.......................................... II-1
 Item 12. Security Ownership of Certain Beneficial Owners and Management.. II-1
 Item 13. Certain Relationships and Related Transactions.................. II-1

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K......................................................   II-1
          Signatures.....................................................   II-4

                                    PART I

ITEM 1. BUSINESS

                          CITADEL HOLDING CORPORATION

GENERAL

  Citadel Holding Corporation ("Citadel"), incorporated in Delaware in 1983, is a financial services holding company engaged primarily in the savings bank business through its wholly owned subsidiary, Fidelity Federal Bank, a Federal Savings Bank ("Fidelity" or the "Bank"). Citadel is also engaged in the securities brokerage business through its wholly owned subsidiary, Gateway Investment Services, Inc. ("Gateway"). Citadel currently has no significant business or operations other than serving as the holding company for Fidelity and Gateway. Citadel is actively pursuing a significant internal restructuring plan described below in "Recent Developments." Unless otherwise indicated, references to the "Company" include Citadel, Fidelity, and all subsidiaries of Fidelity and Citadel. The principal executive offices of Citadel and Fidelity are located at 600 North Brand Boulevard, Glendale, California 91203, telephone number (818) 956-7100.

  Fidelity operates through 42 branches, all of which are located in Southern California, principally in Los Angeles and Orange counties. At December 31, 1993, Fidelity's mortgage loan portfolio (including loans held for sale) aggregated approximately $3.8 billion, of which approximately 71% was secured by residential properties containing 2 or more apartment units, 21% was secured by single family residences and 8% was secured by commercial property. At that same date, 96% of Fidelity's loans consisted of adjustable rate mortgages.

  Fidelity funds its portfolio lending operations principally with deposits. At December 31, 1993, Fidelity had deposits of approximately $2.8 billion, exclusive of $593 million in certificates of deposit of $100,000 or more. Other borrowings on that date included $326.4 million in Federal Home Loan Bank ("FHLB") Advances, $100.0 million in mortgage-backed borrowings, $304.0 million in commercial paper backed by a letter of credit issued by the FHLB of San Francisco and $60.0 million in subordinated debt that qualifies as supplementary Tier 2 regulatory capital.

  Fidelity's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") through the Savings Association Insurance Fund (the "SAIF"). Citadel and Fidelity are subject to the examination, supervision and reporting requirements of the Office of Thrift Supervision (the "OTS"), their primary federal banking regulator. Fidelity is also subject to examination and supervision by the FDIC. See "Regulation and Supervision."

  Gateway became a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer in October 1993. Through Gateway, the Company currently provides customers of the Bank with investment products including a number of mutual funds, annuities and unit investment trusts. Fidelity is implementing a new business strategy that integrates traditional banking functions (mortgage originations and deposit services) with the sale of investment services and products by Gateway. See "Retail Financial Services Group."

  The Southern California economy and real estate markets further declined during 1993, adversely affecting the Bank's loan and real estate portfolios. The Company reported a net loss of $67.2 million for the year ended
December 31, 1993, as compared to net earnings of $2.0 million and $2.7 million for the years ended December 31, 1992 and 1991, respectively. Pre-tax loss for the Company increased by $99.8 million from a loss of $3.8 million in 1992 to a loss of $103.6 million in 1993. Operating expenses increased $27.4 million in 1993 to $105.3 million from $77.9 million in 1992. The increase in 1993 expenses was attributable in part to increased staffing levels required to manage rising problem assets, strengthen internal asset review, handle increased financial services offered at the retail branch network and expand originations and sales of residential mortgages in the mortgage banking network. The increase in expenses is also attributable to certain nonrecurring charges incurred in connection with the Company's valuation of its intangible assets and further development of the internal reorganization and restructuring plan discussed below, including the write-off of $8.8 million of goodwill and $5.2 million in core deposit intangibles, and an increase of $5.9 million in professional fees, of which approximately $3.3 million was attributable to analysis and development of the Company's restructuring plan and to the related asset valuation process.

  At December 31, 1993, the Bank had nonperforming assets ("NPAs") totaling $235.6 million and a general valuation allowance ("GVA") totaling $80.0 million. NPAs include nonaccruing loans, in-substance foreclosed real estate ("ISF") and real estate acquired in settlement of loans by foreclosure or otherwise, but do not include troubled debt restructurings ("TDRs") unless the TDRs would otherwise fall into nonaccruing loans or ISF. At year-end 1993, the Bank's GVA equaled 2.03% of total loans and real estate owned (including ISF, "REO") and 32.8% of NPAs.

  The following table sets forth selected financial and other data for the Company at or for the periods indicated:

                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                           1993        1992       1991       1990       1989
                         ---------   ---------  ---------  ---------  ---------
                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
 Total assets...........    $4,390      $4,698     $5,127     $5,698     $4,981
 Total loans, net.......     3,713       3,992      4,551      5,085      4,437
 Deposits...............     3,369       3,458      3,885      3,967      3,317
 FHLB Advances..........       326         581        325        755        725
 Other borrowings.......       408         327        546        594        622
 Subordinated notes.....        60          60         60         60         --
 Stockholders'
  equity(2).............       187         223        221        218        195
 Stockholders' equity
  per share(2)..........     28.41       67.68      67.06      66.25      59.20
 Common shares
 outstanding(1)(2)...... 6,595,624   3,297,812  3,297,812  3,297,812  3,295,562
OPERATING DATA:
 Net interest income....    $  101      $  131     $  142     $  115     $   76
 Net earnings (loss)....       (67)          2          3         23          8
 Net earnings (loss) per
  share.................    (11.56)        .62        .81       7.07       2.47
 Average common and
 common equivalent
  shares outstand-
  ing(1)(2)............. 5,809,570   3,297,812  3,297,812  3,298,140  3,296,919
SELECTED OPERATING
 RATIOS:
 Return on average
  assets................     (1.47)%      0.04%      0.05%      0.44%      0.17%
 Return on average
  equity................    (28.92)%      0.91%      1.20%     11.21%      4.24%
 Average equity divided
  by average assets.....      5.07%       4.66%      4.01%      3.94%      3.97%
 Ending equity divided
  by ending assets......      4.27%       4.75%      4.31%      3.84%      3.92%
 Operating expenses to
  average assets........      2.30%       1.61%      1.43%      1.26%      1.33%
 Efficiency ratio(3)....     77.55%      53.16%     51.18%     55.35%     74.31%
ASSET QUALITY DATA--
 FIDELITY:
 NPAs(4)................    $  236      $  234     $  125     $   48     $   21
 NPAs to total assets...      5.37%       4.99%      2.43%      0.85%      0.42%
 Nonaccruing loans......    $   93      $  112     $   69     $   30     $   12
 Nonaccruing loans to
  total loans...........      2.52%       2.83%      1.53%      0.61%      0.27%
 GVA....................    $   80      $   76     $   52     $   17     $    8
 GVA to NPAs(5).........     32.79%      30.49%     41.99%     34.14%     38.38%
 GVA to loans and REO
  (including ISF)(6)....      2.03%       1.82%      1.13%      0.32%      0.18%
 Loan GVA to nonaccruing
  loans and ISF.........     58.75%      38.15%     55.44%     56.67%     66.67%
OTHER DATA:
 Number of:
  Real estate loan
   accounts (in
   thousands)...........        16          18         21         28         27
  Deposit accounts (in
   thousands)...........       241         233        238        234        203
  Retail branch
   offices(7)...........        42          43         43         44         34

- --------
(1) Net of treasury shares, where applicable.

(2) 1993 data includes 3,297,812 shares issued in March 1993 in connection with a stock rights offering which produced net proceeds to the Company of $31.4 million.

(3) The efficiency ratio is computed by dividing total operating expense by net interest income and noninterest income, excluding nonrecurring items, provisions for estimated loan and real estate losses, direct costs of real estate operations and gains/losses on the sale of securities.

(4) NPAs include nonaccruing loans, foreclosed real estate and ISF (net of REO
    GVA), but do not include TDRs, unless they fall into one of the foregoing categories.

(5) NPAs in this ratio are calculated prior to the reduction for REO GVA.

(6) Loans and REO in the ratio are calculated prior to the reduction for loan and REO GVA, but are net of specific reserves.

(7) All retail branch offices are located in Southern California.

  For additional information, see Item 6. "Selected Financial Data," Item 7. "MD&A" and Item 8. "Financial Statements and Supplementary Data."

RECENT DEVELOPMENTS

Internal Reorganization and Restructuring

  In mid-1992, the Company commenced a series of steps to internally reorganize in order to strengthen the Bank's internal operations and meet the needs of its customer base. First, a new Chief Executive Officer and certain additional senior management personnel were hired to strengthen key areas of future potential growth, such as mortgage banking, residential loan originations, credit administration and retail financial services. The Company broadened the product line of loans originated by the Bank and increased its emphasis on mortgage banking, in particular developing its loan pipeline hedging capability. It also reorganized the retail branch system to integrate the provision of traditional banking services with the provision through Gateway of a broader range of nontraditional financial services and uninsured investment products. Additionally, Fidelity upgraded its systems management capabilities by converting to new computer systems in its retail banking and loan administration operations and by adding state-of-the-art software capability to the asset/liability management function. Fidelity also enhanced its real estate management operations by adding experienced real estate professionals to that department.

  In October 1992, the Company hired outside financial advisors to identify and assess strategic alternatives for the Company to pursue with a view to maximizing value for stockholders. In mid-1993, as an outgrowth of the reorganization effort, management evaluated the strategic alternatives available to it and subsequently determined that the proposed restructuring plan described below had the greatest potential to maximize stockholder value in the foreseeable future.

  The Company is actively pursuing a restructuring plan that would include both the transfer to a newly-formed Citadel subsidiary or division of certain problem assets of the Bank and a sale of the Bank and Gateway (the "Restructuring"; discussions of the sale of the Bank in the context of the Restructuring include the sale of Gateway). The Company is currently seeking another financial institution (a "strategic buyer") or a new core set of equity investors for the Bank. Any such sale of the Bank will be subject to the approval of Citadel's Board of Directors (the "Board") and stockholders as well as the OTS. Following the proposed sale of the Bank, Citadel would become a real estate company and focus on the servicing and enhancement of its loan and real estate portfolio.

  The Restructuring calls for the Bank's disposition of substantially all of its problem assets, together with a small amount of its performing assets, so as to improve the attractiveness of the Bank to potential acquisition or investment candidates. Most of the Bank's problem assets would be transferred to the new Citadel real estate subsidiary or division using securitized debt financing. These assets would consist of commercial and large multifamily loans and real estate owned properties with a current net book value of approximately $401 million. The impact of the January 1994 Northridge Earthquake on the assets to be transferred is not expected to alter significantly the value of such assets. The Restructuring also calls for the Bank's disposition of a smaller group of problem assets, consisting primarily of smaller multifamily loans with a current net book value of approximately $81 million, in a bulk sale to a third-party purchaser or Citadel.

  While the Board will fully explore the market values of this Restructuring before making any final decisions, the Board views this approach as having the greatest potential to maximize stockholder value in the foreseeable future. In formulating the proposed Restructuring, the Company believes that the value of

Fidelity to a purchaser or investor would be heavily, and perhaps excessively, discounted due to its problem assets. Thus, it was determined that the Bank's attractiveness to an acquisition or investment candidate would be enhanced if the Bank disposed of these problem assets. However, management also believes that these assets, if managed outside the environment of a federally regulated institution, may present the potential for Citadel stockholders to realize future values that would not be reflected in the bulk sale price of those assets to a third party today. Accordingly, the Restructuring was designed to retain in a Citadel subsidiary or division approximately $401 million of primarily problem assets after a sale of the Bank. Management believes that an asset disposition is critical to a successful major recapitalization program for Fidelity. Citadel has commenced efforts to raise the financing necessary to consummate its problem asset purchase from Fidelity.

  Because of the significant conditions to and uncertainty in accomplishing a successful Restructuring, the Company expects that the losses associated with the Restructuring would only be incurred upon the sale of the Bank, at which time the effects of the losses on capital should be offset by either a new infusion of capital from investors, who would purchase ownership of the Bank, or a merger with another financial institution.

  The following discussion focuses on certain financial consequences of the Restructuring and is not indicative of the loss content of the Bank's assets in the absence of the Restructuring or other bulk asset dispositions.

  To consummate the bulk transfers of assets to a Citadel subsidiary or division and obtain debt financing in the capital markets for the larger transfer, Fidelity would be required to write down these assets to their bulk sale values. These losses would be offset in part by the reduction in the Bank's GVA (reflecting the healthier remaining asset pool) and possible tax benefits. If the restructuring were to be consummated in mid-1994, management's latest estimate is that the Bank's core capital, after giving effect to the writedowns on the asset transfers, tax benefits associated therewith, use of relevant reserves and extraordinary charges relating to the Restructuring, but before giving effect to any new capital infusion into the Bank by the acquiror or new investors, would be approximately $102 million. This estimate will be subject to ongoing adjustment in view of changing variables such as future earnings or losses, changes in the composition and size of the problem assets and other factors.

  The Bank does not intend to implement the above-described bulk problem asset dispositions, or to incur the consequent losses, in the absence of an acquisition of the Bank by another financial institution or financial investors who are able to infuse additional core capital into the Bank. Any such acquisition will also require the approval of Citadel's Board and stockholders, as well as the OTS, which will condition its approval in part on the adequacy of the capital of the Bank after the Restructuring.

  No assurances can be given that the proposed Restructuring can be successfully implemented.

  On March 4, 1994, The Chase Manhattan Bank, N.A. ("Chase"), one of four lenders under Fidelity's $60 million subordinated loan agreement of 1990 (the "Subordinated Loan Agreement"), sued Fidelity, Citadel and Citadel's Chairman of the Board, alleging, among other things, that the transfer of assets pursuant to the Restructuring would constitute a breach of the Subordinated Loan Agreement, and seeking to enjoin the Restructuring and to recover damages in unspecified amounts. In addition, the lawsuit alleges that past responses of Citadel and Fidelity to requests by Chase for information regarding the Restructuring violate certain provisions of the Subordinated Loan Agreement and that such alleged violations, with the passage of time, have become current defaults under the Subordinated Loan Agreement. While the other three lenders under the Subordinated Loan Agreement hold $25 million of the subordinated notes (the "Notes"), none of them has joined Chase in this lawsuit. The Company is evaluating the lawsuit and, based on its current assessment, the Company does not believe that the allegations have merit. See
Item 7. "MD&A--Capital Resources and Liquidity" for additional considerations relating to the Subordinated Loan Agreement.

OTS Examinations

  In January 1994, Citadel and the Bank received reports of the various regular examinations conducted by the OTS in 1993. As a result of the findings of the OTS in its safety and soundness examination of the Bank, Fidelity will be subject to higher examination assessments and is subject to additional regulatory restrictions including, but not limited to, (a) a prohibition, absent prior OTS approval, on increases in total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter; (b) a requirement that the Bank submit to the OTS for prior review and approval the names of proposed new directors and executive officers and proposed employment contracts with any director or senior officer; (c) a requirement that the Bank submit to the OTS for prior review and approval any third-party contract outside the normal course of business; and (d) the OTS would have the ability, in its discretion, to require 30 days' prior notice of all transactions between Fidelity and its affiliates (including Citadel and Gateway).

  The OTS also expressed concern in a number of specific areas principally relating to asset quality, asset review administration and the resulting negative impact on capital levels and earnings, as well as management effectiveness in certain areas. Management believes that the proposed Restructuring, if accomplished, would be responsive to most of the OTS' concerns.

Capital and Liquidity

  Despite the negative impact of losses and provisions to GVA on the Bank's earnings and thus its capital, at December 31, 1993 and to date, the Bank was and is classified as "adequately capitalized" for purposes of the prompt corrective action regulations promulgated by the OTS. An institution is "adequately capitalized" if its ratio of core capital to adjusted total assets ("core capital ratio") is at least 4.0%, its ratio of core capital to risk-weighted assets is at least 4.0% and its ratio of total capital to risk-weighted assets is at least 8.0%. At December 31, 1993, Fidelity's ratios were 4.15%, 6.27% and 9.32%, respectively. See "Regulation and Supervision--FDICIA Prompt Corrective Action Requirements" and Item 7. "MD&A--Capital Resources and Liquidity." However, Citadel supplemented the Bank's capital in 1993 with two capital infusions totaling $28.0 million, without which the Bank would have had to significantly reduce its assets or at December 31, 1993 the Bank would not have met the 4% core capital requirement of the "adequately capitalized" category, and thus the Bank would have been classified as "undercapitalized" for purposes of the OTS' prompt corrective action regulations. See "Regulation and Supervision--FDICIA Prompt Corrective Action Requirements".

  Citadel, with only $2.3 million in liquid assets at December 31, 1993, and ongoing expenses in connection with the contemplated Restructuring, is not in a position to make further capital contributions to the Bank, nor does Citadel have ready access to additional funds under current circumstances. See Item 7. "MD&A--Capital Resources and Liquidity." Management anticipates that the Bank will incur losses in the first and second quarters of 1994. The losses will, in the absence of a new capital infusion or a reduction in the Bank's total assets, reduce the Bank's core capital ratio to less than 4%. In an effort to maintain the Bank's core capital ratio above 4% at March 31, 1994 by downsizing its balance sheet, the Bank has entered into an agreement to sell approximately $160 million of single family and multifamily (2 to 4 units) performing loans in the first quarter of 1994. Additionally, in order to maintain the Bank's capital above the regulatory minimums necessary to continue to be designated "adequately capitalized" while the Restructuring is pursued, management continues to explore possibilities for increasing the Bank's capital, either through the issuance of new equity or the sale of assets. Management may also consider further downsizings in the Bank's balance sheet through additional loan sales, although such dispositions of income-producing assets would reduce the Bank's future income. Downsizing options will be limited due to the relative illiquidity of the commercial and multifamily loan portfolio.

  Because of Fidelity's current capital levels, dividends and distributions from Fidelity will not be available to Citadel for the foreseeable future. Thus, Citadel's current cash balances, together with future dividends from Gateway, are the only sources of cash to Citadel. Gateway's ability to pay dividends to Citadel may be restricted by certain regulatory net capital rules. See "Regulation and Supervision--Gateway." Management believes that Citadel's cash resources will only be sufficient to meet Citadel expenditures through mid-1994. If the Restructuring is not completed at such time, Citadel will be required to raise additional cash to fund its expenditures, and no assurances can be given that Citadel will be able to raise any such funds.

  The defaults alleged by Chase under the Subordinated Loan Agreement and possible resulting cross defaults under other debt instruments could also adversely affect the liquidity of the Company. See Item 7. "MD&A--Capital Resources and Liquidity."

Impact of Not Accomplishing the Restructuring

  If the Restructuring is not accomplished, the Bank will be required to take other actions to maintain its capital ratios, including the further downsizing of the Bank and the raising of additional equity. If such actions are not successful, the Bank would likely become "undercapitalized" for purposes of the prompt corrective action regulations of the OTS. The consequences of becoming undercapitalized would include, but would not be limited to, (a) the obligation of Fidelity to file a capital restoration plan that is accompanied by an acceptable Citadel guarantee; (b) restrictions on asset growth, branch acquisitions and new activities; (c) a prohibition on dividends and capital distributions by Fidelity (subject to certain limited exceptions); and (d) increased monitoring by the OTS. An acceptable capital restoration plan guarantee would require Citadel to demonstrate appropriate assurances of its ability to perform on the guarantee. Given Citadel's current capital resources and liquidity position, no assurance can be given that such a Citadel guarantee would be found acceptable by the OTS. Failure to provide an acceptable capital restoration plan could result in additional OTS sanctions typically reserved for "significantly undercapitalized" institutions. These discretionary sanctions include, but are not limited to, (a) OTS authority to require the recapitalization, merger or sale of the Bank; (b) divestiture of subsidiaries of the Bank or a holding company divestiture of the Bank; (c) more stringent asset growth restrictions than applicable to "undercapitalized" institutions; and(d) management changes, including election of new directors, and dismissal of directors or senior officers who have held office for more than 180 days, among other things.

  If the Restructuring is not successful and if the Bank has no viable problem asset disposition alternative, the Bank anticipates that it may be required to increase its GVA to higher levels that cannot currently be determined. Further, should the Restructuring not be accomplished and the Bank's financial condition continue to deteriorate, the future viability of the Bank and Citadel may be significantly threatened unless the Company is able to raise substantial additional capital.

Northridge Earthquake

  The Northridge Earthquake of January 17, 1994, and subsequent aftershocks will adversely affect the Bank's loan and real estate portfolios. The Bank's portfolio includes loans and REO with a net book value of approximately $937 million secured by or comprised of 1,414 multifamily (5 units or more), 15 commercial, and 2,313 single family and multifamily (2 to 4 units) collateral properties in the primary earthquake areas. After the earthquake, the Bank's appraisers surveyed all the multifamily (5 units or more) and commercial properties located in these areas which secured the Bank's loans or constitute REO of the Bank. The Bank also made selected inspections at more remote locations where damage has been reported. In total, approximately 1,450 properties have been inspected. Of such inspected properties, 231 properties, representing loans and REO with a net book value of $140 million, have been identified as having sustained more than "cosmetic" damage. Of such 231 properties, 204 properties related to the Bank's loans and REO with a net book value of $124 million were identified as having "possible serious damage" and an additional 27 properties with a net book value of $16 million were identified as "actually or potentially condemned". The Bank commissioned structural and building engineers or building inspectors to estimate the cost of repairs to properties in these two categories. The cost of repairs has been preliminarily estimated to be $5.7 million and $11.1 million, respectively. Of this total $16.8 million, approximately $6.0 million of seismic damage exceeds the net book value of the related loans and REO. Accordingly, the Bank currently would not expect its losses due to the earthquake to exceed $10.8 million with respect to its commercial and multifamily loans and REO. The Bank expects the actual losses payable by the Bank to be lower because many repair costs may be borne by the borrowers, who in addition to their own funds, may have access to government assistance and/or earthquake insurance proceeds. As part of its normal internal asset review process, the Bank will adjust its reserves as its losses become quantifiable.

  In addition to the multifamily and commercial assets referenced above, the Bank has identified 2,313 single family and multifamily (2 to 4 units) assets in the affected areas. 173 borrowers with unpaid principal balances totaling $29.4 million called in to report damages through February 8, 1994. The Bank has commenced inspection of these properties and continues to assess damages and potential earnings and loss impact with respect to these properties.

  The earthquake will also have some adverse affect on loan originations and the sale of financial services in the retail branch network in the near term.

RETAIL FINANCIAL SERVICES GROUP

  Fidelity operates 42 branches in Los Angeles, Orange, San Bernardino, Riverside and Ventura counties. In 1993, Fidelity reorganized internally to provide at each of its branch locations, either directly or through Gateway, a broad array of mortgage products, financial services and investment products to current and potential customers.

  Fidelity's deposits are highly concentrated in Los Angeles and Orange counties. Each of Fidelity's branches generally has between $40 million and $100 million in deposits. Seventeen of the branches are in the $40 million to $59 million range.

  Total deposits at Fidelity have decreased since December 1991. Management believes that depositors have reacted to current low interest rates by placing short-term fixed income investments into mutual funds and other uninsured product alternatives.

  Management believes that, given the highly competitive nature of the Bank's historical business and the regulatory constraints it faces in competing with unregulated companies, the Bank must expand from its historical business focus and adopt a broader product line business strategy. Specifically, management believes that the Bank's existing customers provide a ready market for the sale of nontraditional financial services and investment products. This belief prompted the implementation of a new business strategy for the retail financial services group that integrated its traditional functions (mortgage origination, deposit services, checking, savings, etc.) with the sale of investment services and products by Gateway. Management's objective is to build a "relationship bank" that works with clients to determine their financial needs and offers a broad array of more customized products and services.

  Through this new strategy of targeting retail and mortgage customers and offering a variety of new investment products and services, Fidelity and Gateway hope to attract more of the Bank customers' deposits, investment accounts and mortgage business. Management believes that this new strategy has been successful, as evidenced by the increase of 22% in total checking accounts at December 31, 1993 over the level a year earlier. As a result of this strategy, fee income should become a growing portion, and net interest income a declining portion, of the Company's total income.

  Gateway currently sells a combination of investment products including mutual funds, annuities and unit investment trusts. Gateway offers mutual funds of a number of well-known sponsors. The fixed and variable annuities that are offered are issued by insurance companies all of which maintain a rating of A+ or better by A.M. Best. These product offerings are continually under review and change from time to time depending on market demand, management's judgment and product availability.

  During 1993, Fidelity reorganized the personnel structure of its branches to further its strategy of integrating investment services with its traditional deposit activities. Most branches are now individual profit centers reporting to a branch business manager who has responsibility for determining the sales focus and resource allocation within the branch area. On average, branch staffing consists of eight individuals who are divided into administrative personnel and sales personnel, with a branch operations manager and a financial sales manager reporting to the business manager. The sales group merges the responsibilities of the broker/dealer specialists and the traditional deposit products personnel into the role of a "relationship banker", responsible for selling all deposit and nondeposit product offerings. Relationship bankers will eventually be located at each branch.

  In connection with its strategy of integrating investment services with its traditional deposit activities, Fidelity conducts its activities in compliance with the February 1994 interagency guidance of the federal bank and thrift regulators on retail sales of uninsured, nondeposit investment products by federally insured financial institutions. In order to minimize customer confusion, Fidelity endeavors to ensure that customers are fully informed that such investment products are not insured, are not deposits of or guaranteed by the Bank and involve investment risk, including the potential loss of principal.

  Also during 1993, Fidelity and Gateway retrained sales personnel as "relationship bankers." The training program lasted four to eight weeks and covered professional topics from accounting to sales management. The focus of this program was to educate the managers about product offerings, identification of customer needs and profitable operation of a business unit. Appropriate personnel are licensed to sell securities and insurance products. This retail strategy is being reinforced through revised incentive and performance measurements based in part on customer satisfaction levels. Such measurements were implemented during 1993.

  To support this new marketing effort, Fidelity is upgrading its computer and reporting systems for tracking customer profiles and investment activities, for monitoring demographic data for marketing purposes, and for updating new financial products being offered. Fidelity is also employing customer surveys, focus groups and private interviews to determine actual and potential customer needs and desires and thereby to tailor its financial services and investment products.

  Management also intends to offer a wider range of loan types than the Bank currently originates. While continuing to offer adjustable rate mortgages and to maintain an expertise in originating and servicing multifamily mortgages, the Bank plans to increase its mortgage banking capabilities and to originate mortgages that, while not appropriate for inclusion in the Bank's portfolio in significant quantities, are attractive to borrowers and to the secondary market.

MORTGAGE BANKING GROUP OPERATIONS

  The Bank conducts its residential real estate lending activities through its Mortgage Banking Group. Operating as a Fidelity division, the Mortgage Banking Group is responsible for originating single family and multifamily residential real estate loans for retention in the Company's loan portfolio or sale to secondary market investors and conduits. After receiving completed loan applications, the Bank reviews applicant credit history, obtains verification of employment and other pertinent financial information, confirms property value through appraisal and completes a transaction evaluation and loan underwriting. Approved loans are then submitted to the Bank's loan funding staff. Payment processing, collection and related loan functions are performed by the Bank's servicing employees. The extent of Fidelity's direct responsibility for applicant information collection and verification may depend on whether business is sourced entirely through its own employees (retail origination) or third parties (as in wholesale or correspondent business).

  The Mortgage Banking Group has adopted an operating strategy more similiar to that of a mortgage bank than a thrift or savings and loan institution. In the second quarter of 1993, the Bank adopted a requirement that substantially all loan originations meet secondary market standards, to enable the Bank to sell or securitize more loans and thereby enhance its financial liquidity and operating flexibility. The Bank also enhanced its single family loan program features and gave borrowers more competitive interest rate lock-in options for its fixed-rate loan product offerings. The associated increase in the Company's interest rate risk was addressed through modifications of its secondary market capabilities and operations.

  From 1986 to mid-1992, the Bank had emphasized the origination and retention of loans secured by multifamily property (2 or more units). From mid-1992 to present, emphasis has been redirected toward originating single family residential loans. At December 31, 1993, 71% of Fidelity's loan portfolio was secured by residential properties containing two or more apartment units, 21% by single family residential properties and 8% by other properties. OTS capital regulations established generally lower risk-based capital requirements for loans secured by single family and multifamily properties with 36 or fewer units, than for commercial and consumer loans. See "Regulation and Supervision--FIRREA Capital Requirements."

  In the first quarter of 1993, the Bank completed a reorganization of its real estate lending operations. The loan origination function was separated into two divisions: a Residential Production Division, focused on increasing the volume of single family mortgages and two to four unit loan products; and a Major Loan Production Division, responsible for the Bank's five or more unit residential lending. The Bank also consolidated all "retail" mortgage application processing and underwriting in one business unit located in its administration center. All single family loan production personnel were relocated from regional lending offices and assigned to key branch locations, furthering the integration of mortgage products into the Bank's retail financial services delivery system. These actions resulted in the closure of two of the Bank's four existing regional lending offices as well as the refocus of the remaining regional offices solely on five unit or over loan originations. The Bank also started a new business effort designed to increase single family and two to four unit origination from third party loan brokers. A number of staff additions were made in 1993 to implement this operational plan. Fidelity's overall goal is to reposition itself in the residential lending business as a secondary market, mortgage banking-oriented loan originator.

  In retail loan origination, the Bank's employees have direct control over verification of necessary applicant income, deposit and credit information as well as other important elements of the application process. This is in contrast to third party mortgage origination or wholesale business, where approved loan brokers assemble key application material and verifications and submit these completed information packages to the Bank for underwriting, approval and funding. Wholesale mortgage origination offers the opportunity for increased loan funding volume at lower fixed operational expense than would be possible through retail mortgage origination. However, since a greater portion of the application processing and information verification is performed by the third-party loan brokers, wholesale business poses greater credit risk than retail loan originations. The Bank has addressed this potential credit quality issue through qualification standards for approval of new loan broker accounts as well as underwriting practices and quality control procedures.

  In addition to the structural reorganization of its multifamily loan origination function discussed above, the Bank took severe measures in 1993 to reposition its multifamily lending business orientation and to revise its multifamily lending criteria. From January to April 1993, the Bank sharply curtailed new multifamily loan generation by limiting new transactions to purchase money funding or the refinancing of existing loans and reassigning key major loan production staff to internal multifamily loan due diligence and property inspection teams. Significantly reduced multifamily business origination and lower funding levels resulted from these actions.

  Over the January to April interval, the Company reevaluated its multifamily loan approval guidelines and operational practices, resulting in new underwriting procedures and more conservative qualifying standards. When multifamily business origination was resumed in May, the Major Loan Production Division instituted a new multifamily property scoring system that establishes a numerical score and corresponding letter grade for each multifamily loan request. The score and grade then determine qualifying loan-to-value ratios and debt service coverage requirements, with higher-graded properties eligible for more favorable underwriting guidelines. Transaction review procedures were also modified so that multifamily transactions now require, at a minimum, two loan officer signatures for final loan approval. The Bank believes these operational enhancements and evaluation measures provide adequate business credit quality and are appropriate due to current adverse multifamily property operating economics and market values in the geographic areas where the Bank's loan portfolio is concentrated. While the Bank is aware that certain of its underwriting guidelines and standards may be more conservative than other local market competitors, and thus may decrease new business volume, the Bank believes that the multifamily origination effort remains competitive and increases the Bank's ability to securitize the multifamily loan product.

  Until the third quarter of 1993, almost all loans funded were generated through employee loan personnel and outside loan agents. Outside loan agents are independent real estate brokers who are compensated on a commission basis upon funding of their loans. Beginning in the third quarter of 1993, however, Fidelity's single family origination volume increasingly came from third party loan brokers, reflecting the Bank's conscious decision to develop and expand this residential mortgage origination channel as discussed above. In July 1993, the Bank opened and staffed two loan origination offices devoted exclusively to processing single family and two to four unit residential loan applications from third party loan brokers or "wholesale" mortgage business. A third wholesale office became fully operational in October. The Bank plans to open additional wholesale operations in 1994, including one or more offices in Northern California.

  Fidelity made significant enhancements in its internal computer systems and reporting capabilities in 1993. In October, the Bank converted its loan servicing operation to a new computer system which is expected to result in systems expense reduction in 1994. The Bank also installed a new automated loan application processing and tracking computer system which will further its mortgage banking and secondary marketing capabilities.

Multifamily Residential Loans

  The Company offers adjustable rate mortgage ("ARM") loans secured by apartment buildings with 2 or more units with a maximum amortized loan term of 30 years, with some loans having balloon payments due in 15 years. A majority of Fidelity's ARM loans adjust with the FHLB Eleventh District Cost of Funds Index ("COFI"), with a monthly interest rate adjustment commencing after an initial introduction period of up to six months. Since the borrower's monthly payment amount adjusts only annually, if COFI increases, these loans can negatively amortize if the monthly payment is not sufficient to pay in full the additional interest accruing on the loan. Although multifamily loans in the Company's loan portfolio contain a due-on-sale clause, by their terms they are generally transferable to a purchaser of the property if the purchaser meets the Company's credit standards.

  Multifamily real estate lending entails certain risks different from those posed by single family residential lending. Multifamily and commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by multifamily and commercial real estate is typically dependent on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general than are loans secured by single family properties. Multifamily ARM loans may have greater vulnerability to default than fixed rate loans during times of increasing interest rates due to the potential for increase in the amount of a borrower's payment obligations, while the borrower's income from the property may not increase. See "ARM Loans."

  The Company is concerned about the elevated delinquency rates and loan restructuring requests being experienced in certain parts of its multifamily portfolio. Among other things, with respect to its multifamily loan portfolio, the Company is also concerned about: (a) increasing vacancy rates which diminish the ability of the property to service the underlying loan; (b) decreasing apartment rental rates; (c) the potentially greater willingness of investors to abandon such properties or seek bankruptcy protection, particularly where such properties are experiencing negative cash flow and the loans are not cross-collateralized by other performing properties; (d) the substantial decreases in the market value of multifamily properties experienced in recent periods (resulting, in many cases, in appraised or resale values less than the outstanding loan balances) and the general illiquidity of such properties at the current time in Southern California; (e) the comparative illiquidity of multifamily residential mortgages, given the limited secondary market for such mortgages; and (f) potential losses resulting from the January 1994 Northridge Earthquake.

  On March 18, 1994, the OTS published a final regulation effective on that date that permits a loan secured by multifamily residential property, regardless of the number of units, to be risk-weighted at 50% for purposes of the risk-based capital standards if the loan meets specified criteria relating to term of the loan, timely payments of interest and principal, loan-to-value ratio and ratio of net operating income to debt service requirements. Under the prior rule, loans secured by multifamily residential properties with more than 36 units were required to be risk-weighted at 100%.

  As of December 31, 1993, Fidelity held $406.3 million in loans secured by multifamily residential properties with 37 or more units and therefore risk-weighted at 100%, some of which qualify for 50% risk-weighting under the criteria of the new regulation. Thus, Fidelity's risk-based capital ratio could increase. However, the additional criteria of the new rule could cause some of Fidelity's existing loans secured by 5 to 36 unit residential properties to increase in risk-weighting from 50% to 100%. See "Regulation and Supervision-- FIRREA Capital Requirements." The ultimate impact on Fidelity of the new regulation has not been determined.

Single Family Residential Loans

  The Bank offers single family residential mortgage loans with fixed interest rates having maximum amortization loan terms of up to 30 years. Some single family loan programs have maturities of only 15 years or balloon payments due in 5 or 7 years. Due to the interest rate risk presented by the holding of fixed rate loans combined with variable cost sources of funding, the Bank sells substantially all originations of fixed rate residential 1 to 4 unit loans to secondary market investors. While this reduces the interest rate exposure from a portfolio investor standpoint, there remains the risk associated with adverse movements in interest rates from the date of loan application to approval, investor settlement and final delivery. In the second quarter of 1993, Fidelity modified and augmented internal policies to provide for greater management control of loan pipeline interest rate risk exposure. During the same quarter, the Bank also entered into a consulting arrangement with a nationally recognized organization for daily pipeline valuation services, hedging strategies and trading execution. This agreement provided Fidelity with state-of-the-art computer-based valuation methodology for application tracking and securities commitments necessary for mortgage pipeline hedging management until these capabilities were developed internally. In October 1993, the Bank reduced the consulting arrangement to an advisory service, with hedging management being performed internally. The Bank will assess on a regular basis the continuation of this pipeline tracking and valuation advisory service arrangement over in-house alternatives. Management anticipates that secondary market practices and pipeline interest rate risk management techniques will continue to be enhanced in 1994 to provide higher quality data transmission and more efficient product pricing and delivery to secondary market investors.

  The Bank also offers ARM loans secured by owner and non-owner occupied single family residences with a maximum amortized loan term of 30 years. ARM loans adjust with the one-year U.S. Treasury index or COFI with a monthly interest rate adjustment commencing after an initial introduction period of up to six months. Since the borrower's payment amount adjusts annually for the loans indexed to COFI, if COFI increases these loans can negatively amortize if the monthly payment is not sufficient to pay in full the additional interest accruing on the loan. Although single family ARM loans in the Bank's loan portfolio contain a due-on-sale clause, by their terms they are transferable to a purchaser of the property if the purchaser meets the Bank's credit standards. See "ARM Loans" for further discussion of the Bank's asset/liability strategy.

Home Equity Loans

  The Bank offers home equity credit lines. The maximum term of the credit lines offered is 15 years. All of the credit lines provide for variable interest rates based on a prime rate. These loans are generally underwritten using a maximum loan-to-value ratio of between 70% and 75%. The total of undrawn credit lines plus outstanding balances at December 31, 1993, 1992 and 1991 was $108 million, $129 million and $138 million, respectively.

  The decline in undrawn credit lines plus outstanding balances was due to a slowdown in new credit facility growth over the 1992 to 1993 period. New home equity credit lines originated during 1993, 1992 and 1991 totaled approximately $13.6 million, $26.9 million and $42.5 million, respectively. In 1993, new home equity credit line originations declined 49% from 1992 levels as a function, the Bank believes, of borrowers accessing equity in their homes through refinancings of their mortgage loans, as well as lower homeowner equity, as single family housing appraisals fell from higher values of prior years. In addition, in May 1993, management implemented a new $300 home equity application fee which also contributed to the home equity volume reduction from 1992 levels.

 Portfolio statistics

  All presentations of the Company's total loan portfolio include loans receivable and loans held for sale unless stated otherwise.

  The following table sets forth the composition of the Company's total loans receivable by type of security at the dates indicated:

                                                                  DECEMBER 31,
                         --------------------------------------------------------------------------------------------------
                                1993                1992                1991                1990                1989
                         ------------------  ------------------  ------------------  ------------------  ------------------
                                    PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                                      OF                  OF                  OF                  OF                  OF
LOANS BY TYPE OF                     TOTAL               TOTAL               TOTAL               TOTAL               TOTAL
SECURITY                   AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS
- ----------------         ---------- -------  ---------- -------  ---------- -------  ---------- -------  ---------- -------
                                                             (DOLLARS IN THOUSANDS)
Residential loans:
 Single family.........  $  792,054  20.80%  $  857,631  21.08%  $1,083,652  23.46%  $1,671,332  32.53%  $1,705,569  38.00%
 Multifamily:
   2 to 4 units........     505,219  13.26      526,826  12.96      566,452  12.27      583,474  11.36      462,972  10.32
   5 to 36 units.......   1,795,374  47.14    1,880,589  46.23    1,991,089  43.11    1,847,215  35.96    1,317,346  29.35
   37 units and over...     406,330  10.67      444,576  10.93      572,285  12.39      600,288  11.68      543,403  12.11
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   ---------- ------
    Total multifamily..   2,706,923  71.07    2,851,991  70.12    3,129,826  67.77    3,030,977  59.00    2,323,721  51.78
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   ---------- ------
     Total residential
      loans............   3,498,977  91.87    3,709,622  91.20    4,213,478  91.23    4,702,309  91.53    4,029,290  89.78
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   ---------- ------
Other real estate
 loans:
   Commercial and
    industrial.........     295,761   7.76      343,270   8.44      385,960   8.36      417,299   8.12      440,951   9.83
   Land and land
    improvements.......       4,828   0.13        6,445   0.16       10,926   0.24        9,123   0.18        7,210   0.16
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   ---------- ------
 Total other real
  estate loans.........     300,589   7.89      349,715   8.60      396,886   8.60      426,422   8.30      448,161   9.99
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   ---------- ------
Gross mortgage loans...   3,799,566  99.76    4,059,337  99.80    4,610,364  99.83    5,128,731  99.83    4,477,451  99.77
Loans secured by
 savings accounts and
 other non-real estate
 loans.................       8,998   0.24        8,278   0.20        7,815   0.17        8,748   0.17       10,343   0.23
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   ---------- ------
Gross loans receivable.   3,808,564 100.00%   4,067,615 100.00%   4,618,179 100.00%   5,137,479 100.00%   4,487,794 100.00%
                         ---------- ======   ---------- ======   ---------- ======   ---------- ======   ---------- ======
Less:
 Undisbursed loan
  funds................          --                 301               2,706              24,992              38,073
 Unearned discounts....         210                 104                 120                 101               1,280
 Deferred loan fees....      11,139              11,152              12,131              10,621               3,906
 Allowance for esti-
  mated losses.........      83,832              64,277              52,374              16,552               7,336
                         ----------          ----------          ----------          ----------          ----------
                             95,181              75,834              67,331              52,266              50,595
                         ----------          ----------          ----------          ----------          ----------
 Total loans
  receivable...........  $3,713,383          $3,991,781          $4,550,848          $5,085,213          $4,437,199
                         ==========          ==========          ==========          ==========          ==========

  The following table sets forth the composition of the Company's loans held for sale, which are included in the table above, by type of security at the dates indicated:

                                                                  DECEMBER 31,
                         --------------------------------------------------------------------------------------------------
                                1993                1992                1991                1990                1989
                         ------------------  ------------------  ------------------  ------------------  ------------------
                                    PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
LOANS BY TYPE OF                      OF                  OF                  OF                  OF                  OF
SECURITY                   AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL
- ----------------         ---------- -------  ---------- -------  ---------- -------  ---------- -------  ---------- -------
                                                             (DOLLARS IN THOUSANDS)
Residential loans:
 Single family.........    $239,371  65.10%     $25,043  94.57%     $37,497 100.00%    $199,500 100.00%          --     --
 Multifamily 2 to 4
  units................     128,317  34.90        1,439   5.43           --     --           --     --           --     --
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   ---------- ------
     Total loans held
      for sale.........    $367,688 100.00%     $26,482 100.00%     $37,497 100.00%    $199,500 100.00%          --     --
                         ========== ======   ========== ======   ========== ======   ========== ======   ========== ======

  The following table presents the Company's gross mortgage loans by type and location as of December 31, 1993:

                                                                           COMMERCIAL AND
                                           MULTIFAMILY                       INDUSTRIAL
                                   ----------------------------           ----------------
                           SINGLE   2 TO 4   5 TO 36   37 UNITS   HOME    HOTEL/   OTHER
                           FAMILY   UNITS     UNITS    AND OVER EQUITY(1)  MOTEL   C & I     TOTAL
                          -------- -------- ---------- -------- --------- ------- -------- ----------
                                                    (DOLLARS IN THOUSANDS)
California:
 Southern California
  Counties:
    Los Angeles.........  $379,688 $178,016 $1,328,497 $281,714  $39,018  $20,740 $120,639 $2,348,312
    Orange..............   137,398  199,942    185,262   50,657   12,893   26,742   58,309    671,203
    San Diego...........    24,235   18,251     93,927   16,220      210    1,409    8,158    162,410
    San Bernardino......    18,050   31,471     43,194   24,173    1,476       --    4,639    123,003
    Riverside...........    24,590   17,287     29,187   10,832      978       --   18,793    101,667
    Ventura.............    24,144    8,693     30,398    2,546      921    2,593    1,211     70,506
    Other...............    25,668   12,949     25,508    7,573       87    2,655    5,297     79,737
                          -------- -------- ---------- --------  -------  ------- -------- ----------
                           633,773  466,609  1,735,973  393,715   55,583   54,139  217,046  3,556,838
 Northern California
  Counties:
    Santa Clara.........    56,769   25,506     39,612      147      530       --    2,252    124,816
    Other...............    45,289   11,818     19,789    5,197      233    2,251   16,170    100,747
                          -------- -------- ---------- --------  -------  ------- -------- ----------
      Total California..   735,831  503,933  1,795,374  399,059   56,346   56,390  235,468  3,782,401
                          -------- -------- ---------- --------  -------  ------- -------- ----------
Hawaii..................       255       --         --       --       --       --       --        255
Arizona.................        73       --         --    1,554       --       --    4,708      6,335
Washington..............       325       --         --    2,282       --       --      543      3,150
Oregon..................        --       --         --    3,435       --       --      254      3,689
Maryland................        --       --         --       --       --    2,713       --      2,713
Colorado................        21       --         --       --       --      513       --        534
Texas...................       410       --         --       --       --       --       --        410
New York................        59       --         --       --       --       --       --         59
Nevada..................        20       --         --       --       --       --       --         20
                          -------- -------- ---------- --------  -------  ------- -------- ----------
      Total out-of-state     1,163       --         --    7,271       --    3,226    5,505     17,165
                          -------- -------- ---------- --------  -------  ------- -------- ----------
Gross mortgage loans....  $736,994 $503,933 $1,795,374 $406,330  $56,346  $59,616 $240,973 $3,799,566
                          ======== ======== ========== ========  =======  ======= ======== ==========

- --------
(1) Includes home equity loans of $55,060 and $1,286 on single family and multifamily (2 to 4 units) properties, respectively. Therefore, including the home equity loans, loans on single family and multifamily (2 to 4 units) properties total $792,054 and $505,219, respectively.

  The following table sets forth the types of loans by repricing attribute, held by the Company at the dates indicated:

                                                                  DECEMBER 31,
                         --------------------------------------------------------------------------------------------------
                                1993                1992                1991                1990                1989
                         ------------------  ------------------  ------------------  ------------------  ------------------
                                    PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                                      OF                  OF                  OF                  OF                  OF
                                     TOTAL               TOTAL               TOTAL               TOTAL               TOTAL
                           AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS
                         ---------- -------  ---------- -------  ---------- -------  ---------- -------  ---------- -------
                                                             (DOLLARS IN THOUSANDS)
Adjustable rate loans... $3,649,714  95.83%  $3,924,093  96.47%  $4,447,838  96.31%  $4,551,857  88.60%  $4,069,508  90.68%
Fixed rate loans........    158,850   4.17      143,522   3.53      170,341   3.69      585,622  11.40      418,286   9.32
                         ---------- ------   ---------- ------   ---------- ------   ---------- ------   ---------- ------
 Gross loans receivable.  3,808,564 100.00%   4,067,615 100.00%   4,618,179 100.00%   5,137,479 100.00%   4,487,794 100.00%
                                    ======              ======              ======              ======              ======
Less:
 Undisbursed loan funds.         --                 301               2,706              24,992              38,073
 Unearned discounts             210                 104                 120                 101               1,280
 Deferred loan fees.....     11,139              11,152              12,131              10,621               3,906
 Allowance for estimated
  losses................     83,832              64,277              52,374              16,552               7,336
                         ----------          ----------          ----------          ----------          ----------
                             95,181              75,834              67,331              52,266              50,595
                         ----------          ----------          ----------          ----------          ----------
 Loans receivable, net.. $3,713,383          $3,991,781          $4,550,848          $5,085,213          $4,437,199
                         ==========          ==========          ==========          ==========          ==========

  The following table sets forth by contractual maturity and interest rate, the Company's fixed rate and adjustable rate real estate loan portfolio at December 31, 1993. The table does not consider the prepayment experience of the loan portfolio when scheduling the maturities of loans. See Item 7. "MD&A--Interest Rate Risk Management."

                                                                     DECEMBER 31, 1993
                                   -------------------------------------------------------------------------------------
                                                         SUBTOTAL
                                                        MATURITIES                      MATURES IN
                                      TOTAL              GREATER   -----------------------------------------------------
                                      LOANS    MATURES   THAN ONE                   1997-    1999-    2004-     AFTER
                                   RECEIVABLE  IN 1994     YEAR     1995    1996     1998     2003     2008      2008
                                   ----------- -------- ---------- ------- ------- -------- -------- -------- ----------
                                                                  (DOLLARS IN THOUSANDS)
 Adjustable rate loans:
  Under    5.00%.................  $    22,572 $     -- $   22,572 $    -- $    -- $     -- $     90 $    560 $   21,922
  5.00%--  6.99%.................    3,086,684       --  3,086,684   1,404     486   11,585  187,424  505,770  2,380,015
  7.00%--  8.99%.................      385,295    7,380    377,915   4,897   5,184    9,506   67,539  162,752    128,037
  9.00%--  10.99%................      146,214   21,333    124,881   3,435     186      300   82,744   22,870     15,346
  11.00%-- 12.99%................        8,413      970      7,443   5,212      --       --       --      587      1,644
  Over     13.00%................          536       --        536      --      --       --      536       --         --
                                   ----------- -------- ---------- ------- ------- -------- -------- -------- ----------
   Total adjustable rate loans....   3,649,714   29,683  3,620,031  14,948   5,856   21,391  338,333  692,539  2,546,964
                                   ----------- ======== ========== ======= ======= ======== ======== ======== ==========
 Fixed rate loans:
  Under    5.00%.................  $       240 $     -- $      240 $   240 $    -- $     -- $     -- $     -- $       --
  5.00%--  6.99%.................       32,844    7,989     24,855      96     203    5,549      791    5,500     12,716
  7.00%--  8.99%.................       56,323        1     56,322     781     695    3,060    9,951    8,177     33,658
  9.00%--  10.99%................       52,881       39     52,842     249   1,006    2,767    2,641   27,901     18,278
  11.00%-- 12.99%................       11,198    4,653      6,545     862     717       --      115      418      4,433
  Over     13.00%................        5,364    3,016      2,348      --      --      502       33      120      1,693
                                   ----------- -------- ---------- ------- ------- -------- -------- -------- ----------
   Total fixed rate loans......... $   158,850 $ 15,698 $  143,152 $ 2,228 $ 2,621 $ 11,878 $ 13,531 $ 42,116 $   70,778
                                   ----------- ======== ========== ======= ======= ======== ======== ======== ==========
 Less:
  Undisbursed loan funds..........          --
  Unearned discounts..............         210
  Deferred loan fees..............      11,139
  Allowance for estimated losses..      83,832
                                   -----------
                                        95,181
                                   -----------
   Loans receivable, net.......... $ 3,713,383
                                   ===========

  The following table details the activity in the Company's loan portfolio for the periods indicated:

                                         YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1993        1992        1991        1990        1989
                          ----------  ----------  ----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)
Principal balance at
 beginning of period....  $3,991,781  $4,550,848  $5,085,213  $4,437,199  $4,058,886
Real estate loans
 originated:
 Conventional:
  Single family.........     271,316     261,563     186,320     248,849     248,932
  Multifamily:
   2 to 4 units.........      42,931      29,931      63,146     179,515     121,648
   5 to 36 units........      89,935     121,940     239,165     640,621     288,549
   37 units and over....      12,887      19,588      15,785     104,864     115,376
                          ----------  ----------  ----------  ----------  ----------
    Total multifamily...     145,753     171,459     318,096     925,000     525,573
 Commercial and indus-
  trial.................       1,335         993       1,910      16,390      70,659
 Construction...........          --          --          --      21,091      52,415
                          ----------  ----------  ----------  ----------  ----------
  Total real estate
   loans originated(1)..     418,404     434,015     506,326   1,211,330     897,579
                          ----------  ----------  ----------  ----------  ----------
Real estate loans
 purchased:
 Single family..........          --          --          --     195,157         555
 Multifamily:
  2 to 4 units..........          --          --          --          --          --
  5 to 36 units.........       3,741         241          --         500          --
  37 units and over.....          --       1,434       1,080         473          --
                          ----------  ----------  ----------  ----------  ----------
   Total multifamily....       3,741       1,675       1,080         973          --
 Commercial and
  industrial............         210          --       1,859          62          --
 Construction...........          --          --          --          --          --
                          ----------  ----------  ----------  ----------  ----------
  Total real estate
   loans purchased......       3,951       1,675       2,939     196,192         555
                          ----------  ----------  ----------  ----------  ----------
   Total real estate
    loans funded........     422,355     435,690     509,265   1,407,522     898,134
                          ----------  ----------  ----------  ----------  ----------
Payments and refinances.    (575,348)   (674,261)   (517,880)   (507,942)   (484,738)
Increase (decrease) in
 non real estate loans..         720         463        (928)       (465)        855
(Increase) decrease in
 reserves for loan loss-
 es.....................     (19,555)    (11,903)    (35,822)     (9,216)     (4,791)
Other increases (de-
 crease) in total loans,
 net....................       8,433       9,656      29,486       9,146     (19,114)
Loans sold or
 securitized:
 Whole loans(2).........    (115,003)   (318,712)   (486,413)   (239,260)     (1,824)
 Participations.........          --          --     (32,073)    (11,771)    (10,209)
                          ----------  ----------  ----------  ----------  ----------
  Total loans sold or
   securitized..........    (115,003)   (318,712)   (518,486)   (251,031)    (12,033)
                          ----------  ----------  ----------  ----------  ----------
Net increase (decrease)
 in loans receivable....    (278,398)   (559,067)   (534,365)    648,014     378,313
                          ----------  ----------  ----------  ----------  ----------
Principal balance at end
 of period..............  $3,713,383  $3,991,781  $4,550,848  $5,085,213  $4,437,199
                          ==========  ==========  ==========  ==========  ==========
Loans serviced for
 others.................  $  888,362  $  982,698  $  925,368  $  676,101  $  505,297

- -------
(1) Includes loans originated to finance sales of REO of $51.6 million, $11.2 million and $1.6 million, for the years ended December 31, 1993, 1992 and 1991, respectively. In 1990 and 1989 loans originated to finance sales of REO were insignificant.

(2) Net of repurchases.

  Declines in total real estate loans originated in 1993 and 1992 were due primarily to the curtailment of multifamily origination during the reorganization of the Mortgage Banking Group and the imposition of more stringent multifamily loan underwriting criteria. Declines in loan originations in 1991 were due primarily to the Company's decision to reduce assets to strengthen its capital ratios.

Sale of Loans

  Over the past several years, the Company has sold most of its current production of fixed rate single family residential loans in the secondary mortgage market and has retained its ARM production. Loan sales totaled approximately $138.4 million, $204.4 million and $282.7 million for the years ended December 31, 1993, 1992 and 1991, respectively. In addition, sales of mortgage-backed securities totaled $522.1 million, $0 and $273.1 million, respectively, in the three years. Fidelity is an approved originator and servicer for the Federal National Mortgage Association (the "FNMA"), the Federal Home Loan Mortgage Corporation (the "FHLMC"), the Federal Housing Administration (the "FHA") and the Veterans Administration (the "VA"). As Fidelity's single family lending volumes increase, sales of loans in the secondary mortgage market will increase.

  In the beginning of 1993, Fidelity concentrated on selling all fixed rate loans it originated into the secondary market to maximize liquidity and reduce interest rate risk. During 1993, the Company approved a policy of more active management of its loans and investment portfolio with a view toward disposition of securities with unfavorable risk/return profiles and to allow more asset/liability management and asset size flexibility to facilitate further downsizing of the Bank. To this end, the Company designated $321 million of certain adjustable rate mortgage loans meeting specific criteria as held for sale as of December 31, 1993.

  In connection with loan sales, Fidelity is required to make representations and warranties with respect to the loans and their underwriting criteria. These representations and warranties create a contingent liability to repurchase the loans to the extent they are subsequently found to be untrue.

ARM Loans

  To assist in reducing the sensitivity of its earnings to interest rate fluctuations, Fidelity has emphasized the origination of ARMs for its portfolio. ARMs help to improve the matching of interest rate repricing between Fidelity's asset and liability portfolios. ARMs reduce the interest rate risk inherent in a portfolio of long-term mortgages by repricing each individual asset at regular intervals over the life of the asset. The initial period before the first adjustment varies between one month and five years. ARM loans represented 52% of all loans funded in 1993 and 96% of the total loan portfolio at December 31, 1993. Fidelity's ARMs generally bear an interest rate which periodically adjusts at a stated margin (the "contractual spread") above COFI, which is the index which most closely matches Fidelity's liability base. The risk of different asset and liability repricing can be reduced by diversifying the ARM portfolio. Other ARMs originated are generally indexed to U.S. Treasury indices, which more closely match the repricing speed of deposits, but are more volatile than a COFI index.

  ARMs may have greater vulnerability to default than fixed rate loans during times of increasing interest rates due to the potential for substantial increase in the amount of a borrower's payments or, to the extent payments do not increase, erosion of a borrower's equity in the underlying property. Risks of default are reduced by caps on both the maximum interest that can be charged and the amount by which a borrower's payments can be periodically increased. However, during periods of significant interest rate increases, interest rate caps can adversely affect interest rate margins and payment caps can increase borrower exposure to negative amortization, unless the loan contains a prohibition on negative amortization. When the borrower's payment is not sufficient to cover the computed interest amount, negative amortization occurs and the difference then increases the principal balance of the loan. Fidelity uses a combination of interest rate caps and payment caps to reduce risk of default, and to date, negative amortization has not adversely affected

Fidelity's default ratios. At December 31, 1993, the total negative amortization included in the loan portfolio was $0.7 million compared to $3.7 million at December 31, 1992.

  During periods of declining interest rates, ARMs with high interest rate caps relative to market are vulnerable to prepayment as borrowers refinance into ARMs with lower caps or into fixed rate loans. Fidelity has also attempted to minimize the risk of default associated with all ARMs by using the COFI (a relatively stable index) for adjustment, thereby limiting interest rate volatility over short periods, and utilizing loan-to-value ratios generally not in excess of 80% unless private mortgage insurance is obtained. During periods of declining interest rates, ARMs with negative amortization potential will experience accelerated amortization, thereby offsetting, in whole or in part, previously incurred negative amortization, if any, or reducing the principal balance ahead of the original schedule.

  Most of Fidelity's ARMs provide for a lifetime interest rate cap (currently ranging from 1.875% to 6.250% above the initial rate). A limited number of Fidelity's ARMs also provide for an annual interest rate cap. In addition, for competitive reasons, ARMs are often offered at an initial reduced interest rate (the "introductory rate") for a period of time (one, three, or six months). Fidelity's ARMs are underwritten for credit purposes based on the pro forma payment which would be required at the fully-indexed rate or at the time of the first interest rate adjustment, depending on the type of property.

  Fidelity currently offers primarily three types of ARMs. One type has a lifetime interest rate cap and payment cap on the amount by which monthly payments can increase from one annual or semiannual payment adjustment to the next; another type provides for a lifetime interest rate cap but includes payment adjustments concurrent with interest rate adjustments without a cap on the payment increase; and the last type provides for an initial five-year fixed rate of interest after which it reverts to the type of ARM first described above.

CREDIT ADMINISTRATION

Appraisal and Underwriting Standards

  All properties taken as collateral are appraised utilizing either an outside appraiser or a Fidelity staff appraiser. Fidelity requires that loans secured by real estate be approved at various levels of management, depending upon the size of the loan. Until 1991, Fidelity had a low delinquency rate on all of its single family and multifamily loans as well as its commercial properties located in California. However, with worsening economic conditions and declines in the real estate values in Southern California, delinquency rates have been steadily increasing. Fidelity has reassessed its underwriting practices and, in light of current conditions, has taken steps to increase qualifying ratios including debt service coverage minimums and loan-to-value maximums.

  During the underwriting process for single family loans, Fidelity obtains information regarding the applicant's income, financial condition, employment and credit history to determine the applicant's ability to service the debt obligations. Fidelity underwrites loans pursuant to internal underwriting criteria as well as to the requirements of the secondary market for such loans or special investor needs. Increasing third party generation of single family loans will require Fidelity to maintain strict underwriting and quality control standards.

  Fidelity's underwriting standards for multifamily and commercial real estate lending require the underwriter to review an applicant's experience in owning and operating such type of income-producing property to determine if the applicant is qualified to manage such property. At the time of origination, Fidelity reviews the borrower's financial resources, credit history and income-producing capacity, verifies employment, reviews an appraisal of the security property, analyzes the anticipated occupancy, operating expenses and cash flow of income-producing properties, and performs other underwriting procedures. In accordance with its underwriting guidelines Fidelity generally requires a minimum debt coverage ratio (net operating income divided by debt service payment) of from 112% to 130%, depending on the rated quality of the property, whether the loan involves the arms-length market sale of the property or is a refinancing and if it is a refinancing whether there is "cash out" or "no cash out." The debt service coverage ratio is calculated on actual occupancy figures typically utilizing a 10% vacancy factor and using a payment which is the greater of a fully indexed rate, start rate or (typically higher) qualifying rate. The Bank also limits its loans to a maximum of 50% to 75% of the appraised value of the property, again depending on the rated quality of the property and other circumstances outlined above with respect to debt service coverage.

Loan Portfolio Risk Elements

  Fidelity's loan portfolio risk elements and credit loss experience may be more clearly understood when the following sections are read in conjunction with Item 7. "MD&A--Asset Quality."

  Fidelity originates loans with the expectation that borrowers will honor their repayment obligations. In an attempt to reduce credit risk, Fidelity maintained the underwriting criteria described above. As is the case with other lenders, however, some of Fidelity's borrowers have or will become unable or unwilling to pay interest or principal when due. The reasons for such defaults include, without limitation, (a) adverse conditions in the regional or national economy; (b) unemployment; (c) an oversupply of apartments for lease; (d) an increase in vacancies; (e) a decline in real estate values; (f) declines in rents; and (g) loss of equity. If the borrower is unable to meet his obligation but is willing to make an additional financial commitment to the property securing the loan, Fidelity may restructure the loan to more closely match the reduced cash flow and value of the collateral. In other circumstances, Fidelity commences proceedings to foreclose upon the property securing the loan. Such proceedings may be delayed by litigation or bankruptcy initiated by the borrower. Fidelity's risk of loss relates both to the frequency of such defaults and to the severity of loss, namely, the excess, if any, of the outstanding principal balance of the loan plus accrued interest over the amount realized upon ultimate disposition of the collateral. In rare instances, Fidelity may be able to recover all or some of the loss it incurs from other assets of the borrower. Fidelity also is exposed to loss if the value of the collateral declines between the time of foreclosure and the time of resale. Fidelity is also exposed to loss to the extent that it is required to invest significant funds to foreclose on and sell its collateral, which may include rehabilitating dilapidated or distressed collateral.

Loan Monitoring

  Fidelity has established a monitoring system for its loan portfolio to attempt to identify potential problem loans. Loans that are currently performing but have met certain criteria requiring further scrutiny are placed on a "watch list". These criteria include, but are not limited to, a large outstanding balance, collateral performing in an inadequate manner, origination for the purpose of facilitating the sale of real estate owned by Fidelity, and other high risk characteristics identified through the internal asset review process that warrant further analysis. Fidelity's relationship management group actively gathers updated operating information on large multifamily loans.

  The following table details Fidelity's net loans which are 30 to 89 days delinquent at the dates indicated:

                                                     DECEMBER 31,
                                        --------------------------------------
                                         1993    1992    1991    1990   1989
                                        ------- ------- ------- ------ -------
                                                (DOLLARS IN THOUSANDS)
Loans 60 to 89 days contractually
 delinquent:
   Single family....................... $ 2,497 $ 3,665 $ 3,370 $  824 $ 1,532
   Multifamily:
    2 to 4 units.......................   1,707   1,180   1,841     --       1
    5 to 36 units......................  12,770   9,241   7,811     --      --
    37 units and over..................   5,035   1,223      --     --      --
                                        ------- ------- ------- ------ -------
      Total multifamily................  19,512  11,644   9,652     --       1
 Commercial and industrial.............   1,723      --   7,869  3,612     719
                                        ------- ------- ------- ------ -------
  Total................................ $23,732 $15,309 $20,891 $4,436 $ 2,252
                                        ======= ======= ======= ====== =======
Loans 30 to 59 days contractually
 delinquent:
   Single family....................... $ 7,480 $ 7,939 $ 6,627 $3,063 $ 2,556
   Multifamily:
    2 to 4 units.......................   3,599   1,432     416     94     190
    5 to 36 units......................  16,948  15,927   6,515  1,587     415
    37 units and over..................   4,114   5,623  19,453     --   2,783
                                        ------- ------- ------- ------ -------
      Total multifamily................  24,661  22,982  26,384  1,681   3,388
 Commercial and industrial.............   2,048   1,807   3,040    139   4,409
                                        ------- ------- ------- ------ -------
  Total................................ $34,189 $32,728 $36,051 $4,883 $10,353
                                        ======= ======= ======= ====== =======

  The following table presents net delinquent loans at December 31, 1993, including those detailed above (30 to 89 days delinquent) as well as those 90 days or more delinquent:

                                                              COMMERCIAL AND
                                        MULTIFAMILY             INDUSTRIAL
                                  ------------------------ --------------------
                          SINGLE  2 TO 4  5 TO 36 37 UNITS
                          FAMILY   UNITS   UNITS  AND OVER CONSTRUCTION  OTHER   TOTAL
                          ------- ------- ------- -------- ------------ ------- --------
                                              (DOLLARS IN THOUSANDS)
California:
 Southern California
  Counties:
   Los Angeles..........  $14,011 $ 5,224 $49,876 $11,442     $1,483    $ 6,079 $ 88,115
   Orange...............    3,576   4,559   5,115      --         --      1,495   14,745
   San Bernardino.......      419   8,301   2,335      --         --         --   11,055
   Riverside............      754     940   1,896      --         --         --    3,590
   San Diego............      814   1,248   3,114   3,473         --         --    8,649
   Ventura..............      628     225     546      --         --         --    1,399
   Other................      717     238      --      --         --        682    1,637
                          ------- ------- ------- -------     ------    ------- --------
                           20,919  20,735  62,882  14,915      1,483      8,256  129,190
                          ------- ------- ------- -------     ------    ------- --------
 Northern California
  Counties:
   Santa Clara..........      807     224   1,309      --         --        651    2,991
   Sacramento...........       --      --      --      --         --      4,416    4,416
   Other................      906      --     273      --         --         --    1,179
                          ------- ------- ------- -------     ------    ------- --------
                            1,713     224   1,582      --         --      5,067    8,586
                          ------- ------- ------- -------     ------    ------- --------
    Total California....   22,632  20,959  64,464  14,915      1,483     13,323  137,776
                          ------- ------- ------- -------     ------    ------- --------
Arizona.................        5      --      --      --         --         --        5
                          ------- ------- ------- -------     ------    ------- --------
                          $22,637 $20,959 $64,464 $14,915     $1,483    $13,323 $137,781
                          ======= ======= ======= =======     ======    ======= ========

Nonaccrual Loans

  The Bank generally places a loan on nonaccrual status whenever the payment of interest is 90 or more days delinquent, or earlier if a loan exhibits materially deficient characteristics. At December 31, 1993, $13.6 million of loans were less than 90 days delinquent but had been placed on nonaccrual status. Loans on nonaccrual status are resolved by the borrower bringing the loan current, by the Company and the borrower agreeing to modify the terms of the loan or by foreclosure upon the collateral securing the loan. See "Restructured Loans" and "Foreclosure Policies."

  The following table presents Fidelity's net nonaccrual loans by type of collateral at the dates indicated:

                                                     DECEMBER 31,
                                       ----------------------------------------
                                        1993     1992    1991    1990    1989
                                       ------- -------- ------- ------- -------
                                                (DOLLARS IN THOUSANDS)
PROPERTY TYPE
- -------------
Single family......................... $12,661 $ 14,064 $ 8,100 $ 3,631 $ 1,543
Multifamily:
 2 to 4 units.........................  15,652    6,372   1,256     628   1,000
 5 to 36 units........................  34,745   37,501  12,620     376     218
 37 units and over....................  18,112   35,357  26,123  19,629   2,325
                                       ------- -------- ------- ------- -------
  Total multifamily...................  68,509   79,230  39,999  20,633   3,543
Commercial and industrial.............  12,305   18,747  20,883   5,897   7,001
                                       ------- -------- ------- ------- -------
  Total nonaccrual loans(1)........... $93,475 $112,041 $68,982 $30,161 $12,087
                                       ======= ======== ======= ======= =======

- --------
(1) Includes loans over 90 days contractually delinquent and other nonaccrual loans.

  It is the Company's policy to reserve all earned but unpaid interest on loans placed on nonaccrual status. The reduction in income related to nonaccrual loans upon which interest was not paid was $8.7 million, $13.6 million, and $7.6 million in 1993, 1992 and 1991, respectively.

  The following table presents net nonaccrual loans by property type and location at December 31, 1993:

                                                              COMMERCIAL
                                       MULTIFAMILY          AND INDUSTRIAL
                                 ----------------------- --------------------
                                                   37
                                                  UNITS
                         SINGLE  2 TO 4  5 TO 36   AND
                         FAMILY   UNITS   UNITS   OVER   CONSTRUCTION  OTHER   TOTAL
                         ------- ------- ------- ------- ------------ ------- -------
                                            (DOLLARS IN THOUSANDS)
California:
 Southern California
  Counties:
  Los Angeles........... $ 7,654 $ 3,780 $28,594 $18,112    $1,344    $ 4,909 $64,393
  Orange................   1,694   2,253   2,015      --        --        303   6,265
  San Bernardino........      83   7,766   1,284      --        --         --   9,133
  Riverside.............     362     766     687      --        --         --   1,815
  San Diego.............     606     638   1,346      --        --         --   2,590
  Ventura...............     398     225     546      --        --         --   1,169
  Other.................     706      --      --      --        --        682   1,388
                         ------- ------- ------- -------    ------    ------- -------
                          11,503  15,428  34,472  18,112     1,344      5,894  86,753
                         ------- ------- ------- -------    ------    ------- -------
 Northern California
  Counties:
  Santa Clara...........     807     224      --      --        --        651   1,682
  Sacramento............      --      --      --      --        --      4,416   4,416
  Other.................     346      --     273      --        --         --     619
                         ------- ------- ------- -------    ------    ------- -------
                           1,153     224     273      --        --      5,067   6,717
                         ------- ------- ------- -------    ------    ------- -------
    Total California....  12,656  15,652  34,745  18,112     1,344     10,961  93,470
Arizona.................       5      --      --      --        --         --       5
                         ------- ------- ------- -------    ------    ------- -------
 Total nonaccrual loans. $12,661 $15,652 $34,745 $18,112    $1,344    $10,961 $93,475
                         ======= ======= ======= =======    ======    ======= =======

Restructured Loans

  The Bank has modified the terms of a number of its loans. In some cases, the modifications have taken the form of "early recasts" in which the amortizing payments are revised (or recalculated) earlier than scheduled to reflect current lower interest rates. In other cases, the Bank has agreed to accept interest only payments for a limited time at current interest rates. In still other cases, the Bank has reduced the loan balance in exchange for a paydown of the loan or otherwise modified loans at terms that are less favorable to the Bank than the current market. These loans have interest rates that may be less than current market rates or may contain other concessions. Modified loans are categorized as TDRs by the Bank when the modification contains concessions to the borrower that the Bank would not otherwise consider except for the borrower's poor financial condition.

  The following table presents TDRs by property type at December 31, 1993 and 1992:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1993    1992
                                                                ------- -------
PROPERTY TYPE                                                     (DOLLARS IN
- -------------                                                     THOUSANDS)
Single family.................................................. $   633 $ 3,160
Multifamily:
 2 to 4 units..................................................   3,171   4,065
 5 to 36 units.................................................  13,648  20,404
 37 units and over.............................................  11,090  54,108
                                                                ------- -------
  Total multifamily............................................  27,909  78,577
Commercial and industrial......................................      --   5,567
Land...........................................................     171      --
                                                                ------- -------
  Total TDRs................................................... $28,713 $87,304
                                                                ======= =======

  Of the total $87.3 million of TDRs at December 31, 1992, during 1993, the terms of the modification expired on $39.8 million which are performing in accordance with their original terms (of which $19.6 million are classified as Substandard, $6.2 million are categorized as Special Mention and $14.0 million are Pass assets), $20.4 million became nonperforming loans, $9.8 million defaulted and were foreclosed, $3.5 million became ISF, $0.5 million was paid, and $13.3 million continued to be categorized as TDRs at December 31, 1993.

  The following table presents TDRs at December 31, 1993, by property type and location:

                                                  MULTIFAMILY
                                            -----------------------
                                     SINGLE  2-4    5-36   37 UNITS
                                     FAMILY UNITS   UNITS  AND OVER LAND  TOTAL
                                     ------ ------ ------- -------- ---- -------
                                               (DOLLARS IN THOUSANDS)
California:
 Southern California Counties:
  Los Angeles.......................  $633  $1,222 $ 7,122 $ 1,872  $ 95 $10,944
  Orange............................    --     323   3,573   3,997    --   7,893
  San Bernardino....................    --     177   2,337   1,786    76   4,376
  Riverside.........................    --   1,098     616      --    --   1,714
  Other.............................    --     351      --      --    --     351
                                      ----  ------ ------- -------  ---- -------
 Total California...................   633   3,171  13,648   7,655   171  25,278
Oregon..............................    --      --      --   3,435    --   3,435
                                      ----  ------ ------- -------  ---- -------
 Total TDRs.........................  $633  $3,171 $13,648 $11,090  $171 $28,713
                                      ====  ====== ======= =======  ==== =======

  The following table presents the loan balances of the TDRs at the dates indicated by the type of modification:

                                          DECEMBER 31,
                           -------------------------------------------
                                   1993                  1992
                           --------------------- ---------------------
                                    PERCENT OF            PERCENT OF
                           AMOUNT RESTRUCTURINGS AMOUNT RESTRUCTURINGs
                           ------ -------------- ------ --------------
                                      (DOLLARS IN MILLIONS)
LOANS MODIFIED BY:
- ------------------
Early recast of scheduled
 payments................  $12.0       41.9%     $29.3       33.6%
Interest only payments...    8.6       29.8       28.0       32.1
Deferral of one or more
 payments................    1.3        4.5       21.4       24.5
Fixed rate reduced to
 market..................    3.4       12.0        4.4        5.0
Extension of maturity
 date....................    0.1        0.3        3.8        4.4
Reduction in rate to
 below market............     --         --        0.4        0.4
Principal forgiveness(1).    3.3       11.5         --         --
                           -----      -----      -----      -----
 Total TDRs..............  $28.7      100.0%     $87.3      100.0%
                           =====      =====      =====      =====

- --------
(1) $1.0 million in actual principal forgiveness in 1993 on $3.3 million of outstanding loans.

  During 1993, interest income of $8.3 million was recorded on TDRs, $0.1 million less than would have been recorded had the loans performed according to their original terms. In 1992, the amounts were $10.0 million and $0.3 million, respectively. During 1991, $0.7 million of interest income was recorded on TDRs, which consisted of one loan of $6.9 million at year-end 1991. The modification of this loan did not result in any reduction of interest income in 1991. The Bank did not have any TDRs at December 31, 1990 or 1989.

  Please refer to Item 7. "MD&A--Asset Quality" for further information on nonperforming assets during 1993 and 1992.

Internal Asset Classifications

  The OTS has promulgated a regulation and issued other regulatory guidance requiring savings institutions to utilize an internal asset classification system as a means of reporting problem and potential problem assets for regulatory supervision purposes. The Bank has incorporated the OTS' internal asset classifications as a part of its credit monitoring system. The Bank currently designates its assets as Pass, Special Mention, Substandard, Doubtful, or Loss. A brief description of these categories follows:

    A Pass asset is considered of sufficient quality to preclude designation as Special Mention or an adverse classification. Pass assets generally are protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral.

    An asset designated as Special Mention does not currently expose an institution to a sufficient degree of risk to warrant an adverse classification. However, it does possess credit deficiencies or potential weaknesses deserving management's close attention. If uncorrected, such weaknesses or deficiencies may expose an institution to an increased risk of loss in the future.

    An asset classified as Substandard is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.

    Assets classified as Doubtful have all the weaknesses inherent in those classified as Substandard. In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable. The Bank views the Doubtful classification as a temporary category. The Bank will generally classify assets as Doubtful when inadequate data is available or when such uncertainty exists as to preclude a Substandard classification. Therefore, the Bank will normally tend to have a minimal amount of assets classified in this category.

    Assets classified as Loss are considered uncollectible and of such little value that their continuance as assets without establishment of a specific reserve is not warranted. A Loss classification does not mean that an asset has absolutely no recovery or salvage value; rather it means that it is not practical or desirable to defer establishing a specific allowance for a basically worthless asset even though partial recovery may be effected in the future. The Bank will generally classify as Loss the portion of assets identified as exceeding the asset's fair market value and a specific reserve is established for such excess.

  A "classified asset" is one that has been designated a Substandard, Doubtful or Loss. Classified assets do not include Special Mention or Pass assets. All of the foregoing standards require the application of considerable subjective judgments by the Bank.

  The following table summarizes Fidelity's net classified assets at the dates indicated:

                                              DECEMBER 31,
                             --------------------------------------------------
                               1993       1992       1991       1990     1989
                             ---------  ---------  ---------  --------  -------
                                         (DOLLARS IN THOUSANDS)
Nonperforming assets:
 Nonaccrual loans..........  $  93,475  $ 112,041  $  68,982  $ 30,161  $12,087
 REO(1)....................    142,146    122,364     55,743    18,307    8,625
                             ---------  ---------  ---------  --------  -------
  Total nonperforming as-
   sets....................    235,621    234,405    124,725    48,468   20,712
Performing loans with in-
 creased risk:
 Single family.............      5,749      6,808      6,963     2,930    3,833
 Multifamily:
  2 to 4 units.............      7,616      3,648      3,390        --       --
  5 to 36 units............     56,485     38,589     22,757       990       --
  Over 37 units............     51,965     49,566     36,405    11,207    2,751
                             ---------  ---------  ---------  --------  -------
   Total multifamily.......    116,066     91,803     62,552    12,197    2,751
 Commercial and industrial.      3,905      9,831     19,584    16,773    6,640
                             ---------  ---------  ---------  --------  -------
 Total performing loans
  with increased risk......    125,720    108,442     89,099    31,900   13,224
                             ---------  ---------  ---------  --------  -------
Other classified assets:
 Real estate held for in-
  vestment, net............     11,161     10,891     14,516    14,367   14,911
 Investment in subsidiar-
  ies......................         --         --         --       247      508
 Other assets..............         --         --         63        91      660
                             ---------  ---------  ---------  --------  -------
  Total classified assets..  $ 372,502  $ 353,738  $ 228,403  $ 95,073  $50,015
                             =========  =========  =========  ========  =======
Nonperforming assets to
 total assets..............       5.37%      4.99%      2.43%     0.85%    0.42%
                                  ====       ====       ====      ====     ====
Classified assets to total        8.49%      7.53%      4.46%     1.67%    1.00%
 assets....................       ====       ====       ====      ====     ====

- --------
(1) For presentation purposes, NPAs include REO net of REO GVA.

  The following tables present the quarterly data for 1993 and 1992 of Fidelity's net classified assets:

                          MARCH 31, 1993 JUNE 30, 1993 SEPTEMBER 30, 1993 DECEMBER 31, 1993
                          -------------- ------------- ------------------ -----------------
                                               (DOLLARS IN THOUSANDS)
Nonperforming assets:
 Nonaccruing loans......     $126,349      $ 96,419         $ 88,412          $ 93,475
 REO....................      145,349       157,466          151,574           142,146
                             --------      --------         --------          --------
  Total nonperforming
   assets...............      271,698       253,885          239,986           235,621
                             --------      --------         --------          --------
Performing loans with
 increased risk.........      117,478        95,975          103,769           125,720
Other classified assets:
 Real estate held for
  investment............       10,803        10,702           11,371            11,161
 Other assets...........           --            --               --                --
                             --------      --------         --------          --------
  Total classified
   assets...............     $399,979      $360,562         $355,126          $372,502
                             ========      ========         ========          ========
  Nonperforming assets
   to total assets......         5.72%         5.61%            5.40%             5.37%
                             ========      ========         ========          ========
  Classified assets to
   total assets.........         8.43%         7.97%            7.99%             8.49%
                             ========      ========         ========          ========


                          MARCH 31, 1992 JUNE 30, 1992 SEPTEMBER 30, 1992 DECEMBER 31, 1992
                          -------------- ------------- ------------------ -----------------
                                               (DOLLARS IN THOUSANDS)
Nonperforming assets:
 Nonaccruing loans......     $116,774      $108,264         $118,832          $112,041
 REO....................       60,814        81,547          117,421           122,364
                             --------      --------         --------          --------
  Total nonperforming
   assets...............      177,588       189,811          236,253           234,405
                             --------      --------         --------          --------
Performing loans with
 increased risk.........       58,127        73,380          133,218           108,442
Other classified assets:
 Real estate held for
  investment............       12,428        12,341           12,253            10,891
 Other assets...........           --            --               --                --
                             --------      --------         --------          --------
  Total classified
   assets...............     $248,143      $275,532         $381,724          $353,738
                             ========      ========         ========          ========
  Nonperforming assets
   to total assets......         3.53%         3.94%            4.93%             4.99%
                             ========      ========         ========          ========
  Classified assets to
   total assets.........         4.93%         5.71%            7.96%             7.53%
                             ========      ========         ========          ========

  Loans meeting certain criteria are accounted for as ISFs. These substantially foreclosed assets are recorded at the lower of the loan's book value or at the estimated fair value of the collateral at the date the loan was determined to be in-substance foreclosed. These assets are reported as "real estate owned" as if they were formally foreclosed real estate. The estimated fair value is based on the net amount that the Bank could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Inherent in the estimated fair value of these properties are assumptions about the length of time the Bank may have to hold the property before disposition. The holding costs through the expected date of sale and estimated disposition costs are considered in the valuations.

CREDIT LOSS EXPERIENCE

  Credit losses are inherent in the business of originating and retaining real estate loans. As previously discussed, the Bank, in an effort to identify and mitigate the risk of credit losses in a timely manner, performs periodic reviews of any asset that has been identified as having potential excess credit risk. The Bank maintains specific departments with responsibility for resolving problem loans and selling real estate acquired through foreclosure to facilitate this process. Valuation allowances for estimated potential future losses are established on a specific and general basis for loans and real estate owned. Specific reserves for individual assets are determined by the excess of the recorded investment over the fair market value of the collateral or property when it is probable that the asset has been impaired. General valuation allowances are provided for losses inherent in the loan and real estate portfolios which have yet to be specifically identified. The GVA is based upon a number of factors, including historical loss experience, composition of the loan and real estate portfolios, loan delinquency experience patterns, loan classifications, prevailing and forecasted economic conditions and management's judgment. A more detailed discussion of the Bank's policies for determining valuation allowances is presented in Item 7. "MD&A--Asset Quality" and in Note 6 to the consolidated financial statements. See also "Real Estate Acquired in Settlement of Loans."

  The following table sets forth Fidelity's GVA and specific reserves by loan or real estate portfolio as of December 31, 1993:

                                                         LOANS    REO    TOTAL
                                                        ------- ------- --------
                                                         (DOLLARS IN THOUSANDS)
GVA.................................................... $71,578 $ 8,442 $ 80,020
Specific reserves......................................  12,254   9,273   21,527
                                                        ------- ------- --------
                                                        $83,832 $17,715 $101,547
                                                        ======= ======= ========

  The following summarizes Fidelity's GVA to total loans and real estate owned and GVA to NPAs for the period indicated:

                                                YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                             1993   1992   1991   1990   1989
                                             -----  -----  -----  -----  -----
GVA to total loans and REO (including
 ISFs)(1)...................................  2.03%  1.82%  1.13%  0.32%  0.18%
                                             =====  =====  =====  =====  =====
GVA to NPAs (2)............................. 32.79% 30.49% 41.99% 34.14% 38.38%
                                             =====  =====  =====  =====  =====

- --------
(1) Loans and REO in this ratio are calculated prior to the reduction for loan and REO GVA, but are net of specific reserves.

(2) NPAs in this ratio are calculated prior to the reduction for REO GVA.

  The following summarizes the activity in Fidelity's allowance for estimated loan losses for the periods indicated:

                                          YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                   1993      1992      1991     1990     1989
                                 --------  --------  --------  -------  -------
                                           (DOLLARS IN THOUSANDS)
Balance at beginning of period.  $ 64,277  $ 52,374  $ 16,552  $ 7,336  $ 2,545
 Provision for estimated loan
  losses.......................    65,100    51,180    49,843   11,039    8,359
 Transfer to real estate GVA...        --   (12,400)       --       --       --
 Charge-offs...................   (50,504)  (27,350)  (17,005)  (1,841)  (3,680)
 Recoveries and other..........     4,959       473     2,984       18      112
                                 --------  --------  --------  -------  -------
Balance at end of period.......  $ 83,832  $ 64,277  $ 52,374  $16,552  $ 7,336
                                 ========  ========  ========  =======  =======
Charge-offs to average loans         1.28%     0.61%     0.36%    0.04%    0.09%
 outstanding...................      ====      ====      ====     ====     ====

  The following table presents loan and REO charge-offs by property type and year of loan origination for the year ended December 31, 1993:

                                               YEAR OF ORIGINATION
                                  ----------------------------------------------
                                  TOTAL 1992 1991 1990  1989  1988  1979 TO 1987
                                  ----- ---- ---- ----- ----- ----- ------------
                                              (DOLLARS IN MILLIONS)
PROPERTY TYPE:
 Single family................... $ 3.5 $ -- $0.3 $ 2.1 $ 0.8 $ 0.3    $  --
 Multifamily:
  2 to 4 units...................   5.0   --  0.1   3.6   0.8   0.4      0.1
  5 to 36 units..................  44.0  0.1  6.0  21.7   7.4   4.5      4.3
  37 units and over..............  21.8   --  0.8   9.1   0.9   5.0      6.0
                                  ----- ---- ---- ----- ----- -----    -----
   Total multifamily.............  70.8  0.1  6.9  34.4   9.1   9.9     10.4
 Commercial and industrial.......   5.1   --   --    --   0.5   1.1      3.5
                                  ----- ---- ---- ----- ----- -----    -----
   Total charge-offs............. $79.4 $0.1 $7.2 $36.5 $10.4 $11.3    $13.9
                                  ===== ==== ==== ===== ===== =====    =====

  The following table presents loan and REO charge-offs by property type and year of loan origination for the year ended December 31, 1992:

                                                 YEAR OF ORIGINATION
                                     -------------------------------------------
                                     TOTAL 1991 1990  1989 1988 1977 TO 1987
                                     ----- ---- ----- ---- ---- ------------
                                              (DOLLARS IN MILLIONS)
PROPERTY TYPE:
 Single Family...................... $ 1.7 $0.2 $ 1.1 $0.3 $ --    $ 0.1
 Multifamily:
  2 to 4 units......................   2.2   --   1.9  0.3   --
  5 to 36 units.....................  12.4  0.2   7.7  2.1  0.3      2.1
  37 units and over.................  13.2  0.7   1.6  3.5  4.0      3.4
                                     ----- ---- ----- ---- ----    -----
   Total multifamily................  27.8  0.9  11.2  5.9  4.3      5.5
 Commercial and industrial..........  11.7   --   0.7   --  0.7     10.3
                                     ----- ---- ----- ---- ----    -----
   Total charge-offs................ $41.2 $1.1 $13.0 $6.2 $5.0    $15.9
                                     ===== ==== ===== ==== ====    =====

  The following table presents Fidelity's real estate loan portfolio (including loans held for sale) as of December 31, 1993 by year of origination and type of security:

                                               YEAR OF ORIGINATION
                         ----------------------------------------------------------------
                                                                                           1987 AND
                           TOTAL      1993     1992     1991     1990     1989     1988     PRIOR
                         ---------- -------- -------- -------- -------- -------- -------- ----------
                                              (DOLLARS IN THOUSANDS)
Property type:
 Single family.......... $  792,054 $118,802 $ 54,035 $ 40,417 $105,854 $ 73,466 $149,435 $  250,045
 Multifamily:
   2 to 4 units.........    505,219   36,822   23,892   50,069  139,430   77,837  100,182     76,987
   5 to 36 units........  1,795,374   92,798  118,176  205,279  479,998  216,091  273,376    409,656
   37 units and over....    406,330   12,861   15,753    8,049   59,566   75,111   62,990    172,000
                         ---------- -------- -------- -------- -------- -------- -------- ----------
     Total multifamily..  2,706,923  142,481  157,821  263,397  678,994  369,039  436,548    658,643
 Commercial and
  industrial............    300,589    1,332      815    1,821   11,532   53,936   65,239    165,914
                         ---------- -------- -------- -------- -------- -------- -------- ----------
     Total mortgage
      loans receivable.. $3,799,566 $262,615 $212,671 $305,635 $796,380 $496,441 $651,222 $1,074,602
                         ========== ======== ======== ======== ======== ======== ======== ==========
Loans by year of
 origination to total...     100.0%     6.9%     5.6%     8.0%    21.0%    13.1%    17.1%      28.3%
                         ========== ======== ======== ======== ======== ======== ======== ==========

  During the years 1990, 1989 and 1988, Fidelity originated loans at peak levels totaling $1,211.3 million, $897.6 million and $1,467.1 million, respectively. During 1993, the Bank reserved and/or charged off amounts corresponding to these peak origination years totaling $36.5 million, $10.4 million and $11.3 million, respectively. These losses were due primarily to the decline of the California economy and real estate market. Multifamily (5 or more units) and commercial loans accounted for a substantial percentage of such losses, and as a result, the Bank has reduced recent loan origination activities in these areas. However, continued downward pressure on the economy and real estate market could lead to additional losses in these portfolios.

  The high level of provisions for loss and charge-offs during 1993, 1992 and 1991 is primarily due to a depressed market for real estate in Southern California. If recent economic trends do not abate, it is likely that additional charge-offs and reserves will be required and if future declines in the Southern California economy and real estate market are substantial, it is likely that the future corresponding charge-offs and reserves will also be significant.

FORECLOSURE POLICIES

  The Bank typically initiates foreclosure proceedings between 30 and 90 days after a borrower defaults on a loan. The proceedings take at least four months before the collateral for the loan can be sold at "foreclosure" auction, and this period can be extended under certain circumstances, such as, if the borrower files bankruptcy or if the Bank enters into negotiations with the borrower to restructure the loan. In California, foreclosure proceedings almost always take the form of a nonjudicial foreclosure, upon the completion of which the lender is left without recourse against the borrower for any deficiency or shortfall from the difference between the value of the collateral and the amount of the loan, and in most cases the Bank ends up with title to the property. In some cases, while the foreclosure proceedings are under way, the borrower requests forbearance from collection efforts, more time to cure the default, or a restructuring of the loan. The Bank agrees to such a request if it determines that the loan, as modified, is likely to result in a greater ultimate recovery than taking title to the property. Among the factors the Bank considers in granting the borrower a concession is the extent to which the borrower pays down the loan, furnishes more collateral or makes a further investment in the property by way of repairs or refurbishment, and demonstrates an awareness and ability to manage the property according to a reasonable operating plan.

REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

  Real estate acquired in settlement of loans results when property collateralizing a loan is foreclosed upon or otherwise acquired in satisfaction of the loan and the Bank takes title to the property. This property owned by the Bank is included in REO. The Bank experiences foreclosures as part of the normal process of conducting its primary business activity, real estate lending. Certain loans are also included in REO when they exhibit characteristics more closely associated with the risk of real estate ownership than with loans. These loans are designated in-substance foreclosures if they meet the following criteria: (a) the borrower currently has little or no equity at fair market value in the underlying collateral; (b) the only source of repayment is the property securing the loan; and (c) the borrower has abandoned the property or will not be able to rebuild equity in the foreseeable future. Collateral that has been categorized as ISF is reported in the same manner as property that is owned by the Bank. ISFs and property owned by the Bank differ in one key respect: the Bank can only sell or dispose of property it owns. As with any loan, it must complete foreclosure of an ISF before it can sell the underlying collateral.

  As a result of the adoption of SFAS No. 114, beginning January 1, 1994, loans that meet the criteria for ISF designation will no longer be reported as REO, although they will continue to be valued based on the fair value of the collateral and will generally continue to be included in NPAs.

  The following table presents Fidelity's net REO, including ISF, by property type at the dates indicated:

                                                   DECEMBER 31,
                                     ------------------------------------------
                                       1993      1992     1991    1990    1989
                                     --------  --------  ------- ------- ------
                                              (DOLLARS IN THOUSANDS)
Property Type:
 Single family...................... $  6,942  $  7,014  $ 3,032 $ 1,202 $1,276
 Multifamily:
  2 to 4 units......................   10,345     4,129      695      --     --
  5 to 36 units.....................   41,177    32,535    8,674     253    253
  37 units and over.................   47,565    40,924   15,040   1,518  1,606
                                     --------  --------  ------- ------- ------
   Total Multifamily................   99,087    77,588   24,409   1,771  1,859
 Commercial and industrial..........   44,559    51,381   28,302  15,334  5,490
 REO GVA............................   (8,442)  (13,619)      --      --     --
                                     --------  --------  ------- ------- ------
  Total REO(1)...................... $142,146  $122,364  $55,743 $18,307 $8,625
                                     ========  ========  ======= ======= ======
 Total ISFs included above.......... $ 28,362  $ 47,324  $25,490 $    -- $   --
                                     ========  ========  ======= ======= ======

- --------
(1) Foreclosed real estate is shown net of first trust deed loans to others, where applicable.

  The following table presents the Bank's real estate acquired in settlement of loans (ISF is excluded) by location and property type at December 31, 1993:

                                       MULTIFAMILY          COMMERCIAL AND INDUSTRIAL
                                 ------------------------ -----------------------------
                          SINGLE 2 TO 4  5 TO 36 37 UNITS HOTEL/   OFFICE
                          FAMILY  UNITS   UNITS  AND OVER  MOTEL  BUILDING CONSTRUCTION OTHER   TOTAL
                          ------ ------- ------- -------- ------- -------- ------------ ------ --------
                                                     (DOLLARS IN THOUSANDS)
California:
 Southern California
  Counties:
   Los Angeles..........  $3,703 $ 5,895 $19,621 $21,638  $ 6,585  $1,603     $2,351    $2,200 $ 63,596
   Orange...............     502   1,410   4,677   5,484       --   5,490         --       222   17,785
   San Bernardino.......      --   1,228   2,308  13,837       --      --         --       600   17,973
   Riverside............     326   1,069   2,794      --       --      --         --       826    5,015
   San Diego............     830     211     250   1,249    1,885      --         --        --    4,425
   Ventura..............     606      --      --      --       --     363         --        --      969
   Other................      --     532      --      --       --      --         --        --      532
                          ------ ------- ------- -------  -------  ------     ------    ------ --------
                           5,967  10,345  29,650  42,208    8,470   7,456      2,351     3,848  110,295
                          ------ ------- ------- -------  -------  ------     ------    ------ --------
 Northern California
  Counties:
   Santa Clara..........     209      --      --      --       --   2,498         --        --    2,707
   Other................      54      --      --      --       --      --         --        --       54
                          ------ ------- ------- -------  -------  ------     ------    ------ --------
                             263      --      --      --       --   2,498         --        --    2,761
                          ------ ------- ------- -------  -------  ------     ------    ------ --------
 Total California.......   6,230  10,345  29,650  42,208    8,470   9,954      2,351     3,848  113,056
                          ------ ------- ------- -------  -------  ------     ------    ------ --------
Hawaii..................     712      --      --      --       --      --         --        --      712
Florida.................      --      --      --      --    7,823      --         --        --    7,823
Washington..............      --      --      --      --       --      --         --       635      635
                          ------ ------- ------- -------  -------  ------     ------    ------ --------
  Total out-of-state....     712      --      --      --    7,823      --         --       635    9,170
                          ------ ------- ------- -------  -------  ------     ------    ------ --------
Total REO...............  $6,942 $10,345 $29,650 $42,208  $16,293  $9,954     $2,351    $4,483 $122,226
                          ====== ======= ======= =======  =======  ======     ======    ====== ========

  The following table presents the Bank's ISF by location and property type at December 31, 1993:

                                       MULTIFAMILY          COMMERCIAL AND INDUSTRIAL
                                 ------------------------ -----------------------------
                          SINGLE 2 TO 4  5 TO 36 37 UNITS HOTEL/   OFFICE
                          FAMILY  UNITS   UNITS  AND OVER  MOTEL  BUILDING CONSTRUCTION OTHER   TOTAL
                          ------ ------- ------- -------- ------- -------- ------------ ------ --------
                                                     (DOLLARS IN THOUSANDS)
California:
 Southern California
  Counties:
   Los Angeles..........  $   -- $    -- $ 9,078 $ 5,357  $    --  $   --     $   --    $  133 $ 14,568
   Orange...............      --      --   2,155      --       --      --         --        --    2,155
   San Diego............      --      --     294      --       --      --         --        --      294
   San Bernardino.......      --      --      --      --       --      --         --       509      509
                          ------ ------- ------- -------  -------  ------     ------    ------ --------
 Total California.......      --      --  11,527   5,357       --      --         --       642   17,526
                          ------ ------- ------- -------  -------  ------     ------    ------ --------
Hawaii..................      --      --      --      --   10,388      --         --        --   10,388
Pennsylvania............      --      --      --      --      448      --         --        --      448
                          ------ ------- ------- -------  -------  ------     ------    ------ --------
  Total out-of-state....      --      --      --      --   10,836      --         --        --   10,836
                          ------ ------- ------- -------  -------  ------     ------    ------ --------
Total ISFs..............  $   -- $    -- $11,527 $ 5,357  $10,836  $   --     $   --    $  642 $ 28,362
                          ====== ======= ======= =======  =======  ======     ======    ====== ========

  In the current market, the Bank rarely sells REO for a price equal to or greater than the loan balance, and the losses suffered are impacted by the market factors discussed elsewhere in this report. REO is recorded at acquisition at the lower of the recorded investment in the subject loan or the fair market value of the assets received. The fair market value of the assets received is based upon a current appraisal adjusted for estimated carrying, rehabilitation and selling costs. Income-producing properties acquired by the Bank through foreclosure are managed by third party contract managers, under the supervision of Bank personnel. During 1993 and 1992, the Bank's policy has been generally to proceed promptly to market the properties acquired through foreclosure, and the Bank often makes financing terms available to buyers of such properties.

Generally, the Bank experiences higher losses on sale of REO properties for all cash, as opposed to financing the sale, although when it finances the sale, the Bank incurs the risk that the loan may not be repaid in full. During 1993, the Bank sold 210 REO properties for net sales proceeds of $83.5 million, with a gross book and net book value totaling $138.5 million and $89.8 million, respectively. This compares to 43 properties sold in 1992 for net sales proceeds of $25.6 million, with a gross book and net book value of $34.9 million and $27.6 million, respectively. The Bank made 107 loans in connection with the sale of REO for the year ended December 31, 1993 for a total of $51.6 million. Of these, $10.9 million contained terms favorable to the borrower that were not available for the purchase of non-REO property. The comparable data for 1992 were 15 loans for $11.2 million, of which $10.7 million were made with favorable terms.

  The following table shows real estate sold by property type during the years indicated:

                                     1993                       1992
                          -------------------------- --------------------------
                            NO. OF   NET BOOK VALUE    NO. OF   NET BOOK VALUE
                          PROPERTIES AT DATE OF SALE PROPERTIES AT DATE OF SALE
                          ---------- --------------- ---------- ---------------
                                         (DOLLARS IN THOUSANDS)
Single family............     61         $12,932         20         $ 3,546
Multifamily:
  2 to 4 units...........     21           4,248          6             529
  5 to 36 units..........    109          53,496          9           6,386
  37 units and over......     14          17,919          4          11,773
                             ---         -------        ---         -------
   Total multifamily.....    144          75,663         19          18,688
Commercial & industrial..      5           1,227          4           5,401
                             ---         -------        ---         -------
                             210         $89,822         43         $27,635
                             ===         =======        ===         =======

  Direct costs of foreclosed real estate operations totaled $18.8 million, $3.6 million and $1.1 million for the years ended December 31, 1993, 1992 and 1991 respectively. The large increase in 1993 over 1992 is due primarily to an increase in the number of properties foreclosed in 1993 over 1992. During 1993, the Bank foreclosed on 282 properties with a gross book value of $204.7 million compared to 139 properties with a gross book value of $112.9 million, during 1992. The average number of REOs held during 1993 was 205 compared to 117 during 1992. Property tax expense on foreclosed property for the year ended 1993 was $5.1 million (at the time of foreclosure, a typical property was delinquent for three property tax payments). Due to the deterioration in the real estate market in Southern California, property tax assessments are generally higher than the appraised value of REO properties at the time of foreclosure. The Bank's policy is to appeal all property tax valuations on REO property at the time of acquisition.

INVESTMENT ACTIVITIES

  As a matter of prudent business practice, Fidelity maintains assets that are easily liquidated or otherwise saleable to meet unexpected funding requirements.

  Fidelity also is required by federal regulations to maintain a minimum level of liquid assets which may be invested in certain government and other specified securities. See "Regulation and Supervision--Required Liquidity." Investment decisions are made within guidelines approved by Fidelity's Board of Directors. Such investments are managed in an effort to produce a yield consistent with maintaining safety of principal and compliance with applicable regulations.

  The Company's securities portfolio consisted of the following at the dates indicated:

                                               DECEMBER 31,
                           -----------------------------------------------------
                                 1993              1992              1991
                           ----------------- ----------------- -----------------
                                    WEIGHTED          WEIGHTED          WEIGHTED
                            AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD
                           -------- -------- -------- -------- -------- --------
                                          (DOLLARS IN THOUSANDS)
Federal funds sold.......  $ 60,000   3.00%  $     --     --%  $     --     --%
                           --------          --------          --------
Investment securities:
 Held for sale:
   U.S. Government and
    agency obligations...    87,385   4.59         --     --         --     --
   Other investments.....     4,874   5.07         --     --         --     --
                           --------          --------          --------
                             92,259   4.65         --     --         --     --
                           --------          --------          --------
 Held for investment:
   U.S. Government
    obligations..........        --     --     24,950   8.54     32,916   8.55
   Commercial paper......        --     --     29,986   3.92        980   5.15
   Other investments.....        --     --     12,401   4.65         --     --
                           --------          --------          --------
                                 --     --     67,337   5.77     33,896   8.45
                           --------          --------          --------
   Total investment
     securities..........    92,259   4.65     67,337   5.77     33,896   8.45
                           --------          --------          --------
Mortgage-backed
 securities:
 Held for sale:
   FHLMC.................    34,184   5.13         --     --         --     --
   FNMA..................    14,853   4.67         --     --         --     --
   Participation
    Certificates.........    38,223   5.87         --     --         --     --
   CMO...................     3,848   4.39         --     --         --     --
                           --------          --------          --------
                             91,108   5.33         --     --         --     --
                           --------          --------          --------
 Held for investment:
   FHLMC.................        --     --    102,476   5.89     15,733   8.63
   GNMA..................        --     --     14,466   8.24     16,941   8.17
   FNMA..................        --     --    113,442   6.54         --     --
                           --------          --------          --------
                                 --     --    230,384   6.36     32,674   8.39
                           --------          --------          --------
   Total mortgage-backed
     securities..........    91,108   5.33    230,384   6.36     32,674   8.39
                           --------          --------          --------
FHLB and FRB stock.......    52,151   3.20     50,574   1.47     49,245   6.16
                           --------          --------          --------
                           $295,518   4.27%  $348,295   5.54%  $115,815   7.46%
                           ========          ========          ========

  The following table summarizes the maturity and weighted average yield of the Company's investment securities at December 31, 1993:

                                                                         MATURES IN
                                            --------------------------------------------------------------------
                                                                                 1999 THROUGH       2003 AND
                                TOTAL             1994        1995 THROUGH 1998      2003          THEREAFTER
                          ----------------- ----------------- ----------------- --------------- ----------------
                                   WEIGHTED          WEIGHTED          WEIGHTED        WEIGHTED         WEIGHTED
                           AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD   AMOUNT  YIELD   AMOUNT   YIELD
                          -------- -------- -------- -------- -------- -------- ------ -------- ------- --------
                                                          (DOLLARS IN THOUSANDS)
Federal funds sold......  $ 60,000   3.00%  $ 60,000   3.00%  $     --     --%   $ --      --%  $    --     --%
Investment securities
 held for sale:
 U.S. Government and
  agency obligations....    87,385   4.59        145   3.52     87,240   4.59      --      --        --     --
 Other investments......     4,874   5.07      1,156   3.91      3,446   5.91     272    6.19        --     --
                          --------          --------          --------           ----           -------
 Total investment
  securities............    92,259   4.65      1,301   3.87     90,686   4.65     272    6.19        --     --
Mortgage-backed
 securities held for
 sale...................    91,108   5.33         --     --     48,832   5.05      --      --    42,276   5.66
FHLB and FRB Stock......    52,151   3.20     52,151   3.20         --     --      --      --        --     --
                          --------          --------          --------           ----           -------
                          $295,518   4.27%  $113,452   3.10%  $139,518   4.79%   $272    6.19%  $42,276   5.66%
                          ========          ========          ========           ====           =======

  Interest income from the investment portfolio contributed 6.5%, 3.9% and 4.3% of the Company's total revenue not including the impact of real estate loss provisions and direct costs of real estate operations, for the years ended December 31, 1993, 1992 and 1991, respectively.

SOURCES OF FUNDS

  The Company derives funds from deposits, FHLB Advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan payments and payoffs as well as from the sale of loans and investments.

Deposits

  The largest source of funds for the Company is deposits. Customer deposits are insured by the FDIC up to $100,000 per account. The Company has several types of deposit accounts designed to attract both short-term and long-term deposits. The following table sets forth the weighted average interest rates paid by the Company and the amounts of deposits held by the Company at the dates indicated:

                            WEIGHTED AVERAGE
                          RATES AT DECEMBER 31,                  DECEMBER 31,
                          ---------------------        --------------------------------
                          1993      1992      1991        1993       1992       1991
                         -------   -------   -------   ---------- ---------- ----------
                                                            (DOLLARS IN THOUSANDS)
Checking--no minimum
 term:
 NOW....................     1.0%      1.6%      3.0%  $  263,192 $  257,575 $  204,454
 Money market checking..     1.8       1.8       3.8       50,840     49,289     62,837
 Noninterest bearing....      --        --        --       52,936     31,632     14,091
Savings--no minimum
 term:
 Passbook...............     2.0       2.5       4.0       82,168     74,738     58,817
 Money market savings...     2.4       2.8       4.6      280,474    427,978    414,482
Certificate accounts:
 Original term:
  Less than 3 months....     2.8       3.0       5.1      118,697    108,399     99,525
  3 months to 5 months..     3.4       3.2       5.3      601,419    230,396    282,741
  6 months to 11 months.     3.3       3.4       6.1      740,741  1,009,970  1,691,551
  12 months to 23
   months...............     4.2       4.7       6.4      601,382    614,581    621,625
  24 months to 59
   months...............     5.3       6.6       7.2      228,194    325,764    287,752
  60 months and over....     6.9       7.1       7.7      348,600    327,596    146,832
                                                       ---------- ---------- ----------
                             3.6%      4.0%      5.9%  $3,368,643 $3,457,918 $3,884,707
                                                       ========== ========== ==========

  The following table provides additional deposit information by remaining maturity at December 31, 1993:

                                                             REMAINING MATURITY
                          -----------------------------------------------------------------------------------------
                                                      OVER       OVER       OVER       OVER
                                                    3 MONTHS   6 MONTHS  12 MONTHS  24 MONTHS
                          INDETERMINATE  3 MONTHS  BUT WITHIN BUT WITHIN BUT WITHIN BUT WITHIN   OVER
                            MATURITY     OR LESS    6 MONTHS  12 MONTHS  24 MONTHS  36 MONTHS  36 MONTHS   TOTAL
                          ------------- ---------- ---------- ---------- ---------- ---------- --------- ----------
                                                           (DOLLARS IN THOUSANDS)
Passbook, 2.00% and
 2.50% at December 31,
 1993 and 1992..........    $ 82,168    $       --  $     --   $     --   $     --   $    --   $     --  $   82,168
Checking and money
 market checking, 0.96%
 and 1.48% at December
 31, 1993 and 1992......     366,968            --        --         --         --        --         --     366,968
Money market passbook,
 2.37% and 2.79% at
 December 31, 1993 and
 1992...................     280,474            --        --         --         --        --         --     280,474
Certificate Accounts:
 Under 3.00%............          --       290,813   127,298        121         65         8         21     418,326
 3.01--4.00%............          --       623,389   556,413    123,412     23,050       185         --   1,326,449
 4.01--5.00%............          --        87,639    74,716     48,148    171,365    10,049      3,212     395,129
 5.01--6.00%............          --        53,840    36,897      4,833      9,870       232     32,038     137,710
 6.01--7.00%............          --           739     8,518     11,587      1,103    34,955    168,133     225,035
 7.01--8.00%............          --         1,018     4,900     21,764      3,979    45,709     12,910      90,280
 Over 8.01%.............          --         4,549     8,053      8,827     11,359       473     12,843      46,104
                            --------    ----------  --------   --------   --------   -------   --------  ----------
   Total deposits.......    $729,610    $1,061,987  $816,795   $218,692   $220,791   $91,611   $229,157  $3,368,643
                            ========    ==========  ========   ========   ========   =======   ========  ==========

  Certificates of deposits of $100,000 or more accounted for $592.7 million and represented 17.6% of all deposits at December 31, 1993; $549.5 million or 15.9% of all deposits at December 31, 1992 and $628.5 million or 16.2% of all deposits at December 31, 1991. Fidelity intends to continue to use such certificates of deposit as a source of funds to manage its liquidity. However, a significant increase is not currently expected.

  The following table summarizes certificates of deposit of $100,000 or more by remaining maturity and weighted average rate at December 31, 1993:

                                                      PERCENT OF     WEIGHTED
      REMAINING TERM TO MATURITY            AMOUNT  TOTAL DEPOSITS AVERAGE RATE
      --------------------------           -------- -------------- ------------
        (IN MONTHS)                               (DOLLARS IN THOUSANDS)
      Three or less....................... $242,949       7.2%         3.56%
      Over three to six...................  155,795       4.6          3.82
      Over six to twelve..................   75,677       2.3          4.56
      Over twelve.........................  118,307       3.5          5.92
                                           --------      ----
                                           $592,728      17.6%         4.23%
                                           ========      ====

  The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of lendable funds. Longer term certificate accounts generally provide greater stability as a source of lendable funds, but currently entail greater interest costs than passbook accounts. The following table summarizes certificate accounts by maturity, as a percentage of total deposits and weighted average rate at December 31, 1993:

        CERTIFICATE ACCOUNTS                               PERCENT OF     WEIGHTED
     MATURING IN QUARTER ENDING           AMOUNT         TOTAL DEPOSITS AVERAGE RATE
     --------------------------   ---------------------- -------------- ------------
                                  (DOLLARS IN THOUSANDS)
   March 31, 1994...........            $1,061,987            31.5%         3.55%
   June 30, 1994............               816,795            24.2          3.71
   September 30, 1994.......               119,672             3.6          4.50
   December 31, 1994........                99,020             2.9          4.51
   March 31, 1995...........                79,247             2.4          4.38
   June 30, 1995............                67,399             2.0          4.56
   September 30, 1995.......                40,687             1.2          4.95
   December 31, 1995........                33,458             1.0          4.67
   March 31, 1996...........                 5,349             0.2          6.16
   June 30, 1996............                21,394             0.6          6.84
   September 30, 1996.......                36,075             1.1          6.98
   December 31, 1996........                28,793             0.9          6.65
   After December 31, 1996..               229,157             6.8          6.60
                                        ----------            ----
                                        $2,639,033            78.4%         4.14%
                                        ==========            ====

  The Bank also utilizes brokered deposits as a short-term means of funding. These deposits are obtained or placed by or through a deposit broker and are subject to certain regulatory limitations. Should the Bank become undercapitalized, it would be prohibited from accepting, renewing or rolling over deposits obtained through a deposit broker. See "Regulation and Supervision--FDICIA Prompt Corrective Action Requirements." The following table summarizes the Bank's outstanding balance of brokered deposits at the dates indicated:

                                                                      PERCENT
                                                                     OF TOTAL
      DECEMBER 31,                                       AMOUNT      DEPOSITS
      ------------                                     ------------ ------------
                                                       (DOLLARS IN THOUSANDS)
      1993............................................      $92,196       2.74%
      1992............................................      $12,850       0.37%
      1991............................................           --          --

Borrowings

  The Company utilizes borrowings from the FHLB System ("FHLB Advances") as a source of funds for operations. The FHLB System functions as a source of credit to savings institutions which are members of a Federal Home Loan Bank. See "Regulation and Supervision--Federal Home Loan Bank System." Fidelity may apply for advances from the FHLB secured by the capital stock of the FHLB owned by Fidelity and certain of Fidelity's mortgages and other assets (principally obligations issued or guaranteed by the United States Government or agencies thereof). Advances can be requested for any business purpose in which Fidelity is authorized to engage, except that advances with a term greater than 5 years can be granted only for the purpose of providing funds for residential housing finance. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. FHLB Advances to Fidelity totaled $326.4 million, $581.4 million, and $325.0 million at December 31, 1993, 1992 and 1991, respectively. The decreased use of FHLB Advances in 1993 as a source of funds results primarily from the use of commercial paper, which is less costly, as an alternate source of funds. Fidelity's available FHLB line of credit is based primarily on a portion of Fidelity's residential loan portfolio pledged for such purpose, up to a maximum 25% of total assets.

At December 31, 1993, Fidelity's remaining available line of credit was $297.7 million, after deducting outstanding advances and a $304.0 million backup letter of credit for outstanding commercial paper, as described below.

  The Company also utilizes the capital markets to obtain funds for its lending operations. This source has been used for long-term borrowings in the past and can be utilized in the future. Details on borrowings on the Company's books for all or part of 1993 are as follows:

  . Mortgage-backed medium-term notes, Series A, with a fixed interest rate of 8 7/8%. These notes had a balance of $100 million, matured and were paid off on May 15, 1993.

  . Commercial mortgage-backed bonds, with a fixed interest rate of 9 3/4%. These bonds had a balance of $62 million, matured and were paid off on September 15, 1993.

  . 8 1/2% Mortgage-backed medium-term notes, Series A, due April 15, 1997 (the "1997 MTNs"). At December 31, 1993, the 1997 MTNs had a balance of $100 million. The 1997 MTNs are secured by mortgage loans and U.S. Treasury notes with a combined principal balance of $255.7 million at December 31, 1993.

  During 1992, the Bank started issuing commercial paper, backed by a $400 million letter of credit from the FHLB of San Francisco to ensure a high quality investment grade rating. The letter of credit commitment varies with the level of commercial paper outstanding, and the FHLB line of credit for advances described above increases or decreases accordingly. Commercial paper outstanding totaled $304 million and $65 million at December 31, 1993 and 1992, respectively. All commercial paper outstanding at December 31, 1993 matures within 120 days with an average interest rate of 3.38%.

  From time to time, Fidelity enters into reverse repurchase agreements by which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to 30 days). Fidelity deals only with dealers perceived by management to be financially strong and who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board. Reverse repurchase agreements outstanding totaled $3.8 million at December 31, 1993.

  In May 1990, Fidelity issued the Notes which were approved by the OTS as additional regulatory risk-based capital. The Notes were issued to institutional investors in the amount of $60 million, with interest payable semiannually at 11.68% per annum and are repayable in five equal annual installments commencing May 15, 1996. See "Recent Developments--Internal Reorganization and Restructuring," Item 3. "Legal Proceedings and Item 7. "MD&A--Capital Resources and Liquidity" for a description of certain litigation relating to the Notes and certain circumstances that may result in the Notes and outstanding FHLB Advances being declared due and payable and/or the unavailability of funds under the Bank's commercial paper program and the FHLB credit line.

  The following table sets forth certain information as to the Company's FHLB Advances, other borrowings and subordinated notes at the dates indicated:

                                    DECEMBER 31,
                             ----------------------------
                               1993      1992      1991
                             --------  --------  --------
                               (DOLLARS IN THOUSANDS)
FHLB Advances:
 Fixed rate advances........ $110,000  $ 40,000  $ 20,000
 Floating rate advances.....  216,400   541,400   305,000
                             --------  --------  --------
                              326,400   581,400   325,000
                             --------  --------  --------
Borrowings:
 Mortgage-backed
  notes/bonds:
  Fixed rate bonds..........       --    62,000    62,000
  Fixed rate notes..........  100,000   200,000   200,000
  Floating rate bonds.......       --        --    65,950
  Floating rate notes.......       --        --   200,000
                             --------  --------  --------
                              100,000   262,000   527,950
 Commercial paper...........  304,000    65,000        --
 Securities sold under
  agreements to repurchase..    3,830        --        --
 Other......................       --        --     3,200
                             --------  --------  --------
                              407,830   327,000   531,150
 Related party loan.........       --        --    15,000
 Subordinated notes.........   60,000    60,000    60,000
                             --------  --------  --------
    Total borrowings........ $794,230  $968,400  $931,150
                             ========  ========  ========
Weighted average interest        5.12%     5.91%     7.47%
 rate on all borrowings.....     ====      ====      ====

  For more information on the Company's borrowings see Notes 9 and 10 to the consolidated financial statements.

Loan Repayments and Loan Sales

   Another important source of funds for the Company is the repayment of loans it has made and sales of loans. Receipts from loan repayments (scheduled and unscheduled) and sales of loans, net of repurchases, were approximately $690 million, $878 million, and $926 million for the years ended December 31, 1993, 1992 and 1991, respectively. See "Mortgage Banking Group Operations."

INTEREST RATE RISK MANAGEMENT

  Net interest income is the difference between interest earned on the Company's loans and investment securities and interest paid on its deposits and borrowings. Net interest income is affected by the interest rate spread, which is the difference between the rates earned on its interest-earning assets and rates paid on its interest-bearing liabilities, as well as the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Company's average interest rate margin for the years ended December 31, 1993, 1992 and 1991 was 2.28%, 2.67% and 2.54%, respectively. Excluding the writedown of core deposit intangibles of $5.2 million, the average interest rate margin for the year ended December 31, 1993 would have been 2.39%. See Item 7. "MD&A" and Note 7 to the consolidated financial statements.

  The objective of interest rate risk management is to manage interest rate risk in a prudent manner to maximize the net income of the Bank. Banks and savings institutions are subject to interest rate risk when assets and liabilities mature or reprice at different times (duration risk), against different indices (basis risk) or for different terms (yield curve risk). The decision to control or accept interest rate risk can only be made with an understanding of the probability of various scenarios occurring. Having liabilities that reprice more quickly than assets is beneficial when interest rates fall, but may be detrimental when interest rates rise.

  Since 1985, the Company has shifted its portfolio toward adjustable rate mortgage loans that reprice more closely with its interest-bearing liabilities. ARM loans comprised 96% of the total loan portfolio at December 31, 1993, 1992 and 1991. The percentage of monthly adjustable ARMs to total loans was 74.7% at December 31, 1993 compared to 74.4% and 71.6% at December 31, 1992 and 1991, respectively. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. At December 31, 1993, approximately 96% of Fidelity's total loan portfolio consisted of loans which mature or reprice within one year, compared with approximately 95% at December 31, 1992 and approximately 97% at December 31, 1991. Fidelity has in recent periods benefited from the fact that decreases in the interest rates accruing on Fidelity's ARMs lagged the decreases in interest rates accruing on its deposits, primarily due to the lagging effects of the COFI, the index to which most of Fidelity's ARMs reprice. Fidelity benefited in 1992 and 1991 from the fact that decreases in its asset yield lagged decreases in its liability cost. During 1993, short and intermediate term rates to which most of Fidelity's liabilities reprice, remained essentially constant. As COFI continued to decline, the Company's interest rate spread narrowed. If market rates fall, the Company's spread will initially improve. If market rates increase, the Company's spread will deteriorate initially until a catch up in lag in the COFI index. See "ARM Loans."

  The Company took steps in 1993 to reduce the impact of its declining spread. These steps include the decision not to replace expired interest rate cap agreements, and the decision to enter into interest rate swap contracts. The Company continues to monitor and control its interest rate risk exposure within approved guidelines and in such a way as to avoid the need to hold extra capital because of interest rate risk.

  See Item 7. "MD&A--Interest Rate Risk Management" for a table of projected maturities and repricing details of major financial asset and liability categories of the Company as of December 31, 1993, for further information regarding the Company's off-balance sheet hedging activities and a discussion of interest rate risk capital requirements.

  The following table presents, for the periods indicated, the Company's total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities and the resultant costs, expressed both in dollars and rates. The table also sets forth the net interest income and the net earnings balance for the periods indicated. Average balances are computed using an average of the daily balances during the year. Certain reclassifications have been made to prior periods to conform to the 1993 presentation.

                                                        YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------
                                     1993                           1992                        1991
                          ---------------------------    --------------------------- ---------------------------
                                              AVERAGE                        AVERAGE                     AVERAGE
                           AVERAGE            YIELD/      AVERAGE            YIELD/   AVERAGE            YIELD/
                           BALANCE   INTEREST  RATE       BALANCE   INTEREST  RATE    BALANCE   INTEREST  RATE
                          ---------- -------- -------    ---------- -------- ------- ---------- -------- -------
                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans and mortgage-
  backed securities(1)..  $4,136,044 $280,763  6.79%     $4,421,798 $361,191  8.17%  $5,034,392 $503,021  9.99%
 Investment securities
  and cash equivalents..     170,504    7,189  4.22         197,873    8,791  4.44      221,117   14,032  6.35
 Investment in FHLB
  stock.................      51,210    1,640  3.20          50,219      740  1.47       49,891    3,071  6.16
                          ---------- --------            ---------- --------         ---------- --------
 Total interest-earning
  assets................   4,357,758  289,592  6.65       4,669,890  370,722  7.94    5,305,400  520,124  9.80
                                     --------                       --------                    --------
Noninterest-earning
 assets.................     220,725                        182,291                     232,333
                          ----------                     ----------                  ----------
 Total assets...........  $4,578,483                     $4,852,181                  $5,537,733
                          ==========                     ==========                  ==========
Interest-earning
 liabilities:
 Deposits:
  Demand deposits.......  $  303,206    4,781  1.58      $  282,572    6,959  2.46   $  259,464   12,195  4.70
  Savings deposits......     451,590   19,215  4.26         497,070   24,911  5.01      430,163   30,106  7.00
  Time deposits.........   2,499,076  107,622  4.31       2,853,393  143,154  5.02    3,330,847  236,316  7.09
                          ---------- --------            ---------- --------         ---------- --------
 Total deposits.........   3,253,872  131,618  4.04       3,633,035  175,024  4.82    4,020,474  278,617  6.93
 Borrowings.............   1,049,291   56,773  5.41         916,836   64,917  7.04    1,188,759   99,400  8.36
                          ---------- --------            ---------- --------         ---------- --------
 Total interest-bearing
  liabilities...........   4,303,163  188,391  4.37       4,549,871  239,941  5.27    5,209,233  378,017  7.26
                                     --------                       --------                    --------
Noninterest-bearing
 liabilities............      43,078                         76,342                     106,166
Stockholders' equity....     232,242                        225,968                     222,334
                          ----------                     ----------                  ----------
 Total liabilities and
  stockholders' equity..  $4,578,483                     $4,852,181                  $5,537,733
                          ==========                     ==========                  ==========
Net interest income;
 Interest rate spread...             $101,201  2.28%(4)             $130,781  2.67%             $142,107  2.54%
                                     ========                       ========                    ========
Net earning balance(2);
 Net yield on interest-
 earning assets(3)......  $   54,595           2.33%(4)  $  120,019           2.81%  $   96,167           2.68%
                          ==========                     ==========                  ==========

- -------
(1) Nonaccrual loans are included in the average balance column, however, only collected interest on such loans is included in the interest column.
(2) The "net earning balance" equals the difference between the average balance of interest-earning assets and the average balance of interest-bearing liabilities.
(3) The net yield on interest-earning assets during the period equals (a) the difference between the interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.
(4) Excluding the writedown of core deposit intangibles of $5.2 million, the interest rate spread and the net yield on interest-earning assets for the year ended December 31, 1993, would have been 2.39% and 2.44%, respectively.

  The following table presents the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average balances and average rates for the periods indicated. The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. Interest-bearing asset and liability balances in the calculations are computed using the average of the daily balances during the periods. Certain reclassifications have been made to prior periods to conform to the 1993 presentation.

                                                             YEAR ENDED DECEMBER 31,
                                                                      1992
                          YEAR ENDED DECEMBER 31, 1993      COMPARED TO DECEMBER 31,
                          COMPARED TO DECEMBER 31, 1992               1991
                             FAVORABLE (UNFAVORABLE)         FAVORABLE (UNFAVORABLE)
                          -------------------------------  -----------------------------
                           VOLUME      RATE        NET      VOLUME     RATE       NET
                          --------------------  ---------  --------  --------  ---------
                                           (DOLLARS IN THOUSANDS)
Interest income on loans
 and mortgage-backed
 securities.............  $ (22,256) $ (58,172) $ (80,428) $(56,795) $(85,035) $(141,830)
Interest income on
 investment securities
 and cash equivalent....     (1,180)      (422)    (1,602)   (1,357)   (3,884)    (5,241)
Investment in FHLB
 stock..................         15        885        900        20    (2,351)    (2,331)
                          ---------  ---------  ---------  --------  --------  ---------
 Total interest income
  on interest-earning
  assets................    (23,421)   (57,709)   (81,130)  (58,132)  (91,270)  (149,402)
Interest expense on
 deposits:
 Demand deposits........       (442)     2,479      2,037      (469)    5,479      5,010
 Savings deposits.......      1,983      3,716      5,699    (2,768)    8,064      5,296
 Time deposits..........     15,477     20,193     35,670    28,142    65,145     93,287
                          ---------  ---------  ---------  --------  --------  ---------
 Total interest expense
  on deposits...........     17,018     26,388     43,406    24,905    78,688    103,593
Interest expense on
 borrowings.............     (8,355)    16,499      8,144    20,401    14,082     34,483
                          ---------  ---------  ---------  --------  --------  ---------
 Total interest on
  interest-bearing
  liabilities...........      8,663     42,887     51,550    45,306    92,770    138,076
                          ---------  ---------  ---------  --------  --------  ---------
Increase (decrease) in
 net interest income....  $ (14,758) $ (14,822) $ (29,580) $(12,826) $  1,500  $ (11,326)
                          =========  =========  =========  ========  ========  =========

COMPETITION

  The Company believes that the traditional role of thrift institutions, such as Fidelity, as the nation's primary housing lenders has diminished, and that thrift institutions are subject to increasing competition from commercial banks, mortgage bankers and others for both depositor funds and lending opportunities. In addition, with assets of approximately $4.4 billion, the Company faces competition from a number of substantially larger institutions. The ability of thrift institutions, such as Fidelity, to compete by diversifying into lending activities other than real estate lending (and residential real estate lending in particular) and by offering investments other than deposit-like investments is limited by law and by these institutions' relative lack of experience in such other activities. However, the Company believes these nontraditional activities and the related fee income is vital for future success. See "Retail Financial Services Group."

  The Company faces intense competition in attracting savings deposits and in making real estate loans as many of the nation's largest depository and other financial institutions are headquartered or have a significant number of branches in the areas where Fidelity conducts its business. Competition for depositors' funds comes principally from other savings institutions, commercial banks, money market mutual funds, credit unions, other thrift institutions, corporate and government debt securities, insurance companies, pension funds and money market mutual funds offered through investment banking firms. The principal basis of competition for deposits is the interest rate paid, the perceived credit risk and the quality and types of services offered. In addition to offering competitive rates and terms, the Company attracts deposits through advertising, readily accessible office locations and the quality of its customer service.

EMPLOYEES

  At January 31, 1994, the Company had 1,007 active employees (this includes both full-time and part-time employees with full-time equivalents of 940), none of whom were represented by a collective bargaining group. Management believes that it maintains good relations with its employees. Employees are provided with retirement, 401(k) and other benefits, including life, medical, dental, vision insurance and short and long-term disability insurance. However, the Company is exploring various alternatives to the existing plans to reduce the total cost, which may include reducing future benefits accruing to employees.

  Employees severely affected by the January 1994 Northridge Earthquake were provided with access to additional time off, salary advances, favorable short-term loans and alternate living arrangements. The total cost of these programs is not expected to be material.

TAXATION

  The Company files a consolidated federal income tax return on a calendar year basis. For federal income tax purposes, the maximum rate of tax applicable to savings institutions is currently 35% for taxable income over $10 million.

  Savings institutions are generally subject to federal taxation in the same manner as other types of corporations. However, under applicable provisions of the Internal Revenue Code, savings institutions that meet certain definitional and other tests ("qualifying institutions") can, unlike most other corporations, use the reserve (versus specific charge-off) method to compute their deduction for bad debt losses.

  Under the reserve method, qualifying associations are generally allowed to use either of two alternative computations. Under the "percentage of taxable income method" computation, qualifying institutions can claim a bad debt deduction computed as a percentage of taxable income before such deduction. Alternatively, a qualifying association may elect to utilize its own bad debt loss experience to compute its annual addition to its bad debt reserves (the "experience method").

  Prior to the enactment of the Tax Reform Act of 1986 ("1986 Act"), many qualifying institutions, including the Bank, used the percentage of taxable income method which generally resulted in a lower effective federal income tax rate than that applicable to other types of corporations. However, the 1986 Act reduced the maximum percent that could be deducted under the percentage of taxable income method from 40% to 8% for tax years beginning after December 31, 1986; thus many qualifying institutions, including the Bank, began to use the experience method beginning in 1987. The amount by which a qualifying institution's total bad debt reserves exceed the amount computed under the experience method ("excess tax bad debt reserves") may be subject to recapture tax as noted below.

  On December 31, 1993, the bad debt reserves of the Bank for federal income tax purposes included $14.0 million representing excess tax bad debt reserves. If, in the future, amounts appropriated to these excess tax bad debt reserves are used for the payment of dividends or other distributions by the Bank (including distributions in dissolution, liquidation or redemption of stock), an amount equal to the distribution plus the tax attributable thereto, but not exceeding the aggregate amount of excess tax bad debt reserves, will generally be included in the Bank's taxable income and be subject to tax. In addition, if in the future the Bank fails to meet the definitional or other tests of a qualifying association, the entire tax bad debt reserves of $52.5 million will have to be recaptured and included in taxable income. It is not contemplated that the accumulated reserves will be used in a manner that will create such liabilities.

  The Company's tax returns have been audited by the Internal Revenue Service through December 31, 1987 and by the California Franchise Tax Board through December 31, 1985. The tax returns filed for 1986,

1987 and 1988 are currently under audit by the California Franchise Tax Board. The tax returns for years ended 1988 and 1989 are currently in the appeals process with the Internal Revenue Service. In addition, the Internal Revenue Service is currently auditing the tax returns filed for 1990 and 1991. For additional information regarding the federal income and California franchise taxes payable by the Company, see Note 12 to the consolidated financial statements.

  For California franchise tax purposes, savings institutions are taxed as "financial corporations" at a higher rate than that applicable to nonfinancial corporations because of exemptions from certain state and local taxes. The California franchise tax rate applicable to financial corporations is approximately 11%.

REGULATION AND SUPERVISION

General

  Citadel is a savings and loan holding company subject to regulation by the OTS. Fidelity is a federally-chartered savings bank, a member of the Federal Home Loan Bank of San Francisco, and is subject to regulation by the OTS and the FDIC. Fidelity's deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). As described in more detail below, statutes and regulations applicable to Citadel govern such matters as changes of control of Citadel and transactions between Fidelity and Citadel. Statutes and regulations applicable to Fidelity govern such matters as the amount of capital Fidelity must hold; dividends, mergers and changes of control; establishment and closing of branch offices; and the investments and activities in which Fidelity can engage.

  Citadel and Fidelity are subject to the examination, supervision and reporting requirements of the OTS, their primary federal regulator, including a requirement for Fidelity of at least one full scope, on-site examination every year. The Director of the OTS is authorized to impose assessments on Fidelity to fund OTS operations, including the cost of examinations. Fidelity is also subject to examination and supervision by the FDIC, and the FDIC has "back-up" authority to take enforcement action against Fidelity if the OTS fails to take such action after a recommendation by the FDIC. The FDIC may impose assessments on Fidelity to cover the cost of FDIC examinations. In addition, Fidelity is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB") with respect to certain aspects of its business.

FIRREA Capital Requirements

  The OTS's capital regulations, as required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks. The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish individual minimum capital requirements ("IMCR") for a savings institution which are higher than the industry minimum requirements, upon a determination that an IMCR is necessary or appropriate in light of the institution's particular circumstances, such as if the institution is expected to have losses resulting in capital inadequacy, has a high degree of exposure to credit risk, or has a high amount of nonperforming loans. The OTS has proposed a regulation that would add to the list of circumstances in which an IMCR may be appropriate for a savings association the following: a high degree of exposure to concentration of credit risk or risks arising from nontraditional activities, or failure to adequately monitor and control the risks presented by concentration of credit and nontraditional activities.

  The industry minimum capital requirements are as follows:

  Tangible capital of at least 1.5% of adjusted total assets. Tangible capital is composed of (1) an institution's common stock, perpetual noncumulative preferred stock, and related earnings, and (2) the amount, if any, of equity investment by others in the institution's subsidiaries, after deducting (a) intangible assets other than purchased mortgage servicing rights, and (b) the institution's investments in and extensions of credit to subsidiaries engaged as principal in activities not permissible for national banks, net of any reserves established against such investments, subject to a phase-out ending July 1, 1996 rather than a deduction for the amount of investments made or committed to be made prior to April 12, 1989. In general, adjusted total assets equal the institution's consolidated total assets, minus any assets that are deducted in calculating capital.

  Core capital of at least 3% of adjusted total assets (the "leverage limit"). Core capital consists of tangible capital plus (1) goodwill resulting from pre-April 12, 1989 acquisitions of troubled savings institutions, subject to a phase-out ending December 31, 1994; and (2) certain marketable intangible assets, such as core deposit premium (the premium paid for acquisition of deposits from other institutions). Deferred tax assets whose realization depends on the institution's future taxable income (exclusive of income attributable to reversing taxable temporary differences and carry forwards) or on the institution's tax-planning strategies must be deducted from core capital to the extent that such assets exceed the lesser of (1) 10% of core capital, or
(2) the amount of such assets that can be realized within one year, unless such assets were reportable as of December 31, 1992, in which case no deduction is required.

  The OTS has recently adopted a regulation effective March 4, 1994 with respect to the inclusion of intangible assets in regulatory capital. Under this regulation, purchased mortgage servicing rights will generally be includible in tangible and core capital, and purchase credit card relationships will generally be includible in core capital, as long as they do not exceed 50% of core capital in the aggregate, with a separate sublimit of 25% for purchased credit card relationships. All other intangible assets, including, core deposit premium, will generally have to be deducted. Core deposit intangible in existence on March 4, 1994, however, may continue to be included in core capital to the extent permitted by the OTS, as long as the premium is valued in accordance with GAAP, supported by credible assumptions, and its amortization is adjusted at least annually. At December 31, 1993, Fidelity included $2.1 million of core deposit premium in core capital. Fidelity anticipates that such $2.1 million in core deposit premium will continue to be includible in core capital after March 4, 1994.

  Total capital of at least 8% of risk-weighted assets (the "risk-based capital requirement"). Total capital includes both core capital and "supplementary" capital items deemed less permanent than core capital, such as subordinated debt and general loan loss allowances (subject to certain limits), but equity investments (with the exception of investments in subsidiaries and investments permissible for national banks) and portions of certain high-risk land loans and nonresidential construction loans must be deducted from total capital, subject to a phase-out rather than a deduction until July 1, 1994. At least half of total capital must consist of core capital.

  Risk-weighted assets are determined by multiplying each category of an institution's assets, including off balance sheet asset equivalents, by an assigned risk weight based on the credit risk associated with those assets, and adding the resulting sums. The four risk weight categories range from zero percent for cash and government securities to 100% for assets (including past-due loans and real estate owned) that do not qualify for preferential risk-weighting.

  Effective September 30, 1994, institutions that are deemed to have above-normal exposure to interest-rate risk, based on their assets and liabilities as of the end of the third quarter prior to the measuring date, will be required to deduct from their total capital an amount equal to 50% of the excess risk. If this requirement had been in effect at December 31, 1993, based on its assets and liabilities as of March 31, 1993, Fidelity would not have been deemed to have above-normal exposure to interest-rate risk.

  On March 18, 1994, the OTS published a final regulation effective on that date that permits a loan secured by multifamily residential property, regardless of the number of units, to be risk-weighted at 50% for purposes of the risk-based capital standards if the loan meets specified criteria relating to the term of the loan, timely payments of interest and principal, loan-to-value ratio and ratio of net operating income to debt service requirements. Under the prior regulation, only loans secured by multifamily residential properties consisting of 5 to 36 units were eligible for risk-weighting at 50%, and then only if such loans had a loan-to-value ratio at origination of not more than 80% and the collateral property had an average annual occupancy rate of at least 80% for a year or more. Based upon the results of Fidelity's annual survey, management believes that at December 31, 1993, at which time the prior rule was still in effect, approximately 85% of Fidelity's portfolio of loans secured by multifamily residences with 5 to 36 units qualified for 50% risk-weighting.

  Any loans that qualified for risk-weighting under the prior regulation as of March 18, 1994 will be "grandfathered" and will continue to be risk-weighted at 50% as long as they continue to meet the criteria of the prior regulation. Thus occupancy rates, which recently have been decreasing generally, will continue to affect the risk-weighting of such grandfathered multifamily loans unless such loans qualify for 50% risk-weighting under the criteria of the new rule, which criteria do not include an occupancy requirement.

  Under the prior rule, loans secured by multifamily residential properties with more than 36 units were required to be risk-weighted at 100% even if they met the loan-to-value and occupancy criteria applicable to loans secured by 5 to 36 unit properties. As of December 31, 1993, Fidelity held $406.3 million in loans secured by multifamily residential properties with 37 or more units, some of which qualify under the criteria of the new regulation for 50% risk-weighting. Therefore, Fidelity's risk-based capital ratio could increase. However, some of Fidelity's existing loans secured by 5 to 36 unit residential properties could increase in risk-weighting from 50% to 100% if they fail to qualify for grandfathering and if they do not meet the additional criteria of the new rule, which would have a negative effect on Fidelity's risk-based capital ratio. The ultimate impact on Fidelity of the new regulation has not been determined.


  Fidelity exceeded all three of the industry minimum capital requirements at December 31, 1993, with a tangible capital ratio of 4.10%, a core capital ratio of 4.15%, and a risk-based capital ratio of 9.32%. A discussion of Fidelity's compliance with the industry minimum requirements appears in Item 7. "MD&A-- Capital Resources and Liquidity." Savings institutions that do not meet the industry minimum capital requirements are subject to a number of sanctions similar to but less restrictive than the sanctions under the FDICIA Prompt Corrective Action system described below, and to a requirement that the OTS be notified of any changes in Fidelity's directors or senior executive officers.

FDICIA Prompt Corrective Action Requirements

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the OTS to implement a system requiring regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. The OTS was required to and has established specific capital ratios for five separate capital categories:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

  Under the OTS regulations implementing FDICIA, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to adjusted total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. An institution will be adequately capitalized if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to adjusted total assets (leverage ratio) is at least 4.0% (3.0% if the institution receives the highest rating on the MACRO financial institutions rating system). The OTS has stated that it intends to lower the leverage ratio requirement to 3.0% for all savings institutions after September 30, 1994, when the interest rate risk component of its capital regulations goes into effect. The OTS' reduction of the leverage ratio requirement may depend on obtaining agreement of the other federal banking agencies to such a reduction, and no assurances can be given that the reduction will occur.

  An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as undercapitalized. If an undercapitalized institution's capital ratios are less than 6.0%, 3.0%, or 3.0% respectively, it will be treated as significantly undercapitalized. Finally, an institution will be treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to adjusted total assets is equal to or less than 2.0%.

  At December 31, 1993 and to date, the Bank was and is classified as adequately capitalized. However, Citadel supplemented the Bank's capital in 1993 with two capital infusions totaling $28 million, without which the Bank would have had to significantly reduce its assets or the Bank's core capital ratio at December 31, 1993 would have fallen below 4% and the Bank would have been classified as undercapitalized. Management anticipates that the Bank will incur losses in the first and second quarters of 1994. These losses will, in the absence of a new capital infusion or a further reduction in the Bank's total assets, reduce the Bank's core capital ratio to less than 4% at June 30, 1994 and thereby render it undercapitalized. See "Recent Developments--Capital and Liquidity." Fidelity's capital category under the prompt corrective action system may not be an accurate representation of Fidelity's overall financial condition or prospects. A discussion of Fidelity's compliance with the industry minimum capital requirements and the standards of the prompt corrective action capital categories appears in Item 7. "MD&A--Capital Resources and Liquidity."

  An institution's capital category is based on its capital levels as of the most recent of the following dates: (1) the date the institution's most recent quarterly Thrift Financial Report ("TFR") was required to be filed with the OTS; (2) the date the institution received from the OTS its most recent final report of examination; or (3) the date the institution received written notice from the OTS of the institution's capital category. If subsequent to the most recent TFR or report of examination a material event has occurred that would cause the institution to be placed in a lower capital category, the institution must provide written notice to the OTS within 15 days, and the OTS shall determine whether to change the association's capital category.

Mandatory Sanctions Tied to Prompt Corrective Action Capital Categories

  Capital Restoration Plan. An institution that is undercapitalized must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. The capital restoration plan must specify the steps the institution will take to become adequately capitalized, the levels of capital the institution will attain while the plan is in effect, the types and levels of activities the institution will conduct, and such other information as the OTS may require. The OTS must act on the capital restoration plan expeditiously, and generally not later than 60 days after the plan is submitted.

  The OTS may approve a capital restoration plan only if the OTS determines that the plan is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed. In addition, the OTS may approve a capital restoration plan only if the institution's performance under the plan is guaranteed by every company that controls the institution, up to the lesser of (a) 5% of the institution's total assets at the time the institution became undercapitalized, or (b) the amount necessary to bring the institution into compliance with all capital standards as of the time the institution fails to comply with its capital restoration plan. Such guarantee must remain in effect until the institution has been adequately capitalized for four consecutive quarters, and the controlling company or companies must provide the OTS with appropriate assurances of their ability to perform the guarantee. If the controlling company guarantee is not acceptable, the OTS may treat the "undercapitalized" institution as "significantly undercapitalized." There are additional restrictions which are applicable to "significantly undercapitalized" institutions which are described below.

  Limits on Expansion. An institution that is undercapitalized, even if its capital restoration plan has been approved, may not acquire an interest in any company, open a new branch office, or engage in a new line of business unless the OTS determines that such action would further the implementation of the institution's capital plan or the FDIC approves the action. An undercapitalized institution also may not increase its average total assets during any quarter except in accordance with an approved capital restoration plan.

  Capital Distributions. With one exception, an undercapitalized savings institution generally may not pay any dividends or make other capital distributions. Under the exception, the OTS may permit, after consultation with the FDIC, repurchases or redemptions of the institution's shares that are made in connection with the issuance of additional shares to improve the institution's financial condition. Undercapitalized institutions also may not pay management fees to any company or individual that controls the institution. Similarly, an adequately capitalized institution may not make a capital distribution or pay a management fee to a controlling person if such payment would cause the institution to become undercapitalized.

  Brokered Deposits and Benefit Plan Deposits. An undercapitalized savings institution cannot accept, renew, or rollover deposits obtained through a deposit broker, and may not solicit deposits by offering interest rates that are more than 75 basis points higher than market rates. Savings institutions that are adequately capitalized but not well capitalized must obtain a waiver from the FDIC in order to accept, renew, or rollover brokered deposits, and even if a waiver is granted may not solicit deposits, through a broker or otherwise, by offering interest rates that exceed market rates by more than 75 basis points.

  Institutions that are ineligible to accept brokered deposits can only offer FDIC insurance coverage for employee benefit plan deposits up to $100,000 per plan, rather than $100,000 per plan participant, unless, at the time such deposits are accepted, the institution meets all applicable capital standards and certifies to the benefit plan depositor that its deposits are eligible for coverage on a per-participant basis.

  Restrictions on Significantly and Critically Undercapitalized Institutions. In addition to the above mandatory restrictions which apply to all undercapitalized savings institutions, institutions that are significantly undercapitalized may not without the OTS's prior approval (a) pay a bonus to any senior executive officer, or (b) increase any senior executive officer's compensation over the average rate of compensation (excluding bonuses, options and profit-sharing) during the 12 months preceding the month in which the institution became undercapitalized. The same restriction applies to undercapitalized institutions that fail to submit or implement an acceptable capital restoration plan.

  If a savings institution is critically undercapitalized, the institution is also prohibited from making payments of principal or interest on subordinated debt beginning sixty days after the institution becomes critically undercapitalized, unless the FDIC permits such payments or the subordinated debt was outstanding on July 15, 1991 and has not subsequently been extended or renegotiated. In addition, the institution cannot without prior FDIC approval enter into any material transaction outside the ordinary course of business. Critically undercapitalized savings institutions must be placed in receivership or conservatorship within 90 days of becoming critically undercapitalized unless the OTS, with the concurrence of the FDIC, determines that some other action would better resolve the problems of the institution at the least possible long-term loss to the insurance fund, and documents the reasons for its determination. A determination by the OTS not to place a critically undercapitalized institution in conservatorship or receivership must be reviewed every 90 days. If the institution remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the findings which the OTS must make regarding the viability of the institution in order to avoid the appointment of a conservator or receiver become more stringent.

Discretionary Sanctions Tied to Prompt Corrective Action Capital Categories

  Operating Restrictions. With respect to an undercapitalized institution, the OTS will, if it deems such actions necessary to resolve the institution's problems at the least possible loss to the insurance fund, have the explicit authority to: (a) order the institution to recapitalize by selling shares of capital stock or other securities; (b) order the institution to agree to be acquired by another depository institution holding company or combine with another depository institution; (c) restrict transactions with affiliates; (d) restrict the interest rates paid by the institution on new deposits to the prevailing rates of interest in the region where the institution is located;
(e) require reduction of the institution's assets; (f) restrict any activities that the OTS determines pose excessive risk to the institution; (g) order a new election of directors; (h) order the institution to dismiss any director or senior executive officer who held office for more than 180 days before the institution became undercapitalized, subject to the director's or officer's right to obtain administrative review of the dismissal; (i) order the institution to employ qualified senior executive officers subject to the OTS's approval;

(j) prohibit the acceptance of deposits from correspondent depository institutions; (k) require the institution to divest any subsidiary or the institution's holding company to divest the institution or any other subsidiary; or (l) take any other action that the OTS determines will better resolve the institution's problems at the least possible loss to the deposit insurance fund.

  If an institution is significantly undercapitalized, or if it is undercapitalized and its capital restoration plan is not approved or implemented within the required time periods, the OTS must take one or more of the above actions, and must take the actions described in clauses (a) or (b),
(c) and (d) above unless it finds that such actions would not resolve the institution's problems at the least possible loss to the deposit insurance fund. The OTS also may prohibit the institution from making payments on any outstanding subordinated debt or entering into material transactions outside the ordinary course of business without the OTS's prior approval.

  The OTS' determination to order one or more of the above discretionary actions will be evidenced by a written directive to the institution, and the OTS will generally issue a directive only after giving the institution prior notice and an opportunity to respond. The period for response shall be at least 14 days unless the OTS determines that a shorter period is appropriate based on the circumstances. The OTS, however, may issue a directive without providing any prior notice if the OTS determines that such action is necessary to resolve the institution's problems at the least possible loss to the deposit insurance fund. In such a case, the directive will be effective immediately, but the institution may appeal the directive to the OTS within 14 days.

  Receivership or Conservatorship. In addition to the mandatory appointment of a conservator or receiver for critically undercapitalized institutions, described above, the OTS or FDIC may appoint a receiver or conservator for an institution if the institution is undercapitalized and (a) has no reasonable prospect of becoming adequately capitalized, (b) fails to submit a capital restoration plan within the required time period, or (c) materially fails to implement its capital restoration plan. FDICIA provides that directors of an FDIC-insured depository institution will have no liability to the institution's stockholders or creditors if they consent in good faith to the appointment of a conservator or receiver or to an FDIC-assisted sale of the institution.

  Down-grading to Lower Capital Category. The OTS can apply to an institution in a particular capital category the sanctions that apply to the next lower capital category, if the OTS determines, after providing the institution notice and opportunity for a hearing, that (a) the institution is in an unsafe or unsound condition, or (b) the institution received, in its most recent report of examination, a less-than-satisfactory rating for asset quality, management, earnings or liquidity, and the deficiency has not been corrected. The OTS cannot, however, use this authority to require an adequately capitalized institution to file a capital restoration plan, or to subject a significantly undercapitalized institution to the sanctions applicable to critically undercapitalized institutions.

Expanded Regulatory Authority Under FDICIA

  In addition to the prompt corrective action provisions discussed above based on an institution's regulatory capital ratios, FDICIA contains several measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions with inadequate operational and managerial standards.

  Safety and Soundness Standards. FDICIA requires the OTS to prescribe minimum acceptable operational and managerial standards, and standards for asset quality, earnings, and valuation of publicly traded shares, for savings institutions and their holding companies. Such standards were to be effective no later than December 1, 1993, but have not yet been finalized. The operational standards must cover internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and employee compensation. The asset quality and earnings standards must specify a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, and minimum ratio of market value to book value for publicly traded shares.

  Any institution or holding company that fails to meet the standards must submit a plan for corrective action within 30 days. If a savings institution fails to submit or implement an acceptable plan, the OTS must order it to correct the safety and soundness deficiency, and may restrict its rate of asset growth, prohibit asset growth entirely, require the institution to increase its ratio of tangible equity to assets, restrict the interest rate paid on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities, or require the institution to take any other action that the OTS determines will better carry out the purpose of prompt corrective action. Imposition of these sanctions is within the discretion of the OTS in most cases but is mandatory if the savings institution commenced operations or experienced a change in control during the 24 months preceding the institution's failure to meet the safety and soundness standards, or underwent extraordinary growth during the preceding 18 months.

  The OTS and the other federal banking agencies have jointly published a proposed regulation prescribing the required safety and soundness standards. Among other things, the proposed regulation would set out asset quality standards which specify that the ratio of a depository institution's classified assets to the sum of(a) its total capital and (b) any allowances for loan losses not included in total capital should not exceed 100%. Minimum earnings standards would require that institutions be able to demonstrate pro forma compliance with capital requirements if net earnings or losses over the preceding four quarters continue over the next four quarters. If the proposed safety and soundness standards had been in effect at December 31, 1993, Fidelity would not have been in compliance with the minimum earnings standard or the maximum ratio of classified assets to capital standard and would have been required to submit a plan for corrective action.

  Under the proposed regulation, the safety and soundness standards would apply primarily at the savings institution level, and savings and loan holding companies such as Citadel would only be required (a) to ensure that their transactions with a subsidiary savings institution are not detrimental to the institution, (b) to avoid creating a serious risk that the holding company's liabilities would be imposed on the institution, (c) not to take any action that would impede the institution's compliance with the safety and soundness standards, and (d) if the subsidiary institution is required to submit a plan for corrective action, to take any corporate actions necessary to enable the subsidiary to take the actions required by the plan.

  Expanded Requirements Relating to Internal Controls. Each depository institution with assets above a specified threshold (which the FDIC has set at $500 million and which therefore includes Fidelity) must prepare an annual report, signed by the chief executive officer and chief financial officer, on the effectiveness of the institution's internal control structures and procedures for financial reporting, and on the institution's compliance with laws and regulations relating to safety and soundness. The institution's independent public accountant must attest to, and report separately on, management's assertions in the annual report. The report and the attestation, along with financial statements and such other disclosure requirements as the FDIC and the OTS may prescribe, must be submitted to the FDIC and OTS and will be available to the public.

  Every institution with assets above the $500 million threshold must also have an audit committee of its Board of Directors made up entirely of directors who are independent of the management of the institution. Fidelity is in compliance with this requirement. Audit committees of "large" institutions (defined by the FDIC as an institution with more than $3 billion in assets, which includes Fidelity) must include members with banking or financial management expertise, may not include members who are large customers of the institution, and must have access to independent counsel.

Activities Restrictions Not Related to Capital Compliance

  Qualified Thrift Lender Test. The qualified thrift lender ("QTL") test requires that, in at least nine out of every twelve months, at least 65% of a savings bank's "portfolio assets" must be invested in a limited list of qualified thrift investments, primarily investments related to housing loans. If Fidelity fails to satisfy the QTL test and does not requalify as a QTL within one year, Citadel must register and be regulated as a bank holding company, and Fidelity must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank.

  Portfolio assets consist of tangible assets minus (a) assets used to satisfy liquidity requirements, and(b) property used by the institution to conduct its business. Assets that may be counted as qualified thrift investments without limit include residential mortgage and construction loans; home improvement and repair loans; mortgage-backed securities; home equity loans; Federal Savings and Loan Insurance Corporation ("FSLIC"), FDIC, Resolution Funding Corporation and Resolution Trust Corporation obligations; and FHLB stock.

  Assets includable subject to an aggregate maximum of 20% of portfolio assets include Federal National Mortgage Association and Federal Home Loan Mortgage Corporation stock; investments in residential housing-oriented subsidiaries; consumer and education loans up to a maximum of 10% of portfolio assets; 200% of loans for development of low-income housing; 200% of certain community development loans; loans to construct, purchase or maintain churches, schools, nursing homes and hospitals; and 50% of any residential mortgage loans originated by the institution and sold during the month for which the QTL calculation is made, if such loans were sold within 90 days of origination. At December 31, 1993, 89.8% of Fidelity's portfolio assets constituted qualified thrift investments.

  Investments and Loans. In general, federal savings institutions such as Fidelity may not invest directly in equity securities, noninvestment grade debt securities, or real estate, other than real estate used for the institution's offices and related facilities. Indirect equity investment in real estate through a subsidiary is permissible, but subject to limitations based on the amount of the institution's assets, and the institution's investment in such a subsidiary must be deducted from regulatory capital in full or (for certain subsidiaries owned by the institution prior to April 12, 1989) phased out of capital by no later than July 1, 1996.

  Loans by a savings institution to a single borrower are generally limited to 15% of the institution's "unimpaired capital and unimpaired surplus," which is similar but not identical to total capital. At December 31, 1993, the largest Fidelity borrower had a total outstanding balance of $31.5 million or 10.1% of unimpaired capital and unimpaired surplus. Aggregate loans secured by nonresidential real property are generally limited to 400% of the institution's total capital. Commercial loans may not exceed 10% of Fidelity's total assets, and consumer loans may not exceed 35% of Fidelity's total assets. At December 31, 1993, Fidelity was in compliance with the above investment limits.

  Activities of Subsidiaries. A savings institution seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through an existing subsidiary must provide 30 days prior notice to the FDIC and OTS. A subsidiary of Fidelity may be able to engage in activities that are not permissible for Fidelity directly, if the OTS determines that such activities are reasonably related to Fidelity's business, but Fidelity may be required to deduct its investment in such a subsidiary from capital. The OTS has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to be a serious threat to the financial safety, soundness or stability of such savings institution or to be otherwise inconsistent with sound banking practices.

  Real Estate Lending Standards. The OTS and the other federal banking agencies have adopted regulations, effective March 19, 1993, which require institutions to adopt and at least annually review written real estate lending policies. The lending policies must include diversification standards, underwriting standards (including loan-to-value limits), loan administration procedures, and procedures for monitoring compliance with the policies. The policies must reflect consideration of guidelines adopted by the banking agencies. Among the guidelines adopted by the agencies are maximum loan-to-value ratios for land loans (65%); development loans (75%); construction loans (80%-85%); loans on owner-occupied 1 to 4 family property, including home equity loans (no limit, but loans at or above 90% require private mortgage insurance); and loans on other improved property (85%).

  The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's risk-based capital, and the aggregate of nonconforming loans secured by real estate other than 1 to 4 family property should not exceed 30% of risk-based capital. Fidelity believes that its current lending policies and practices are consistent with the guidelines.

  Additional Regulatory Restrictions. As a result of its findings in a recent examination of Fidelity, the OTS has taken action that will result in Fidelity's being subjected to higher examination assessments and subjects Fidelity to additional regulatory restrictions including, but not limited to
(a) a requirement that Fidelity submit to the OTS for prior approval any changes in its board of directors or senior executive officers and any proposed employment contracts with a director or senior officer; (b) a prohibition, absent prior OTS approval, on increases in Fidelity's total assets during any quarter in excess of an amount equal to the net interest credited on deposit liabilities during the quarter; (c) a requirement that Fidelity submit to the OTS for prior review and approval any third party contracts outside the normal course of business; and (d) the OTS would have the ability, in its discretion, to require 30 days' prior notice of all transactions between Fidelity and its affiliates (including Citadel and Gateway). See "Recent Developments--OTS Examinations."

Deposit Insurance

  General. Fidelity's deposits are insured by the FDIC to a maximum of $100,000 for each insured depositor. Under FIRREA, the FDIC administers two separate deposit insurance funds: the Bank Insurance Fund (the "BIF") which insures the deposits of institutions that were insured by the FDIC prior to FIRREA, and the SAIF which maintains a fund to insure the deposits of institutions, such as Fidelity, that were insured by the FSLIC prior to FIRREA.

  Insurance Premium Assessments. The Federal Deposit Insurance Corporation Improvement Act of 1991 directed the FDIC to establish by January 1, 1994, a risk-based system for setting deposit insurance assessments. The FDIC has implemented such a system, under which an institution's insurance assessments will vary depending on the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC. Under the FDIC's system, the assessment rate for both BIF deposits and SAIF deposits varies from 0.23% of covered deposits for well-capitalized institutions that are deemed to have no more than a few minor weaknesses, to 0.31% of covered deposits for less than adequately capitalized institutions that pose substantial supervisory concern. The FDIC in the future may determine to change the assessment rates, or the parity of BIF and SAIF rates, based on the condition of the BIF and the SAIF.

  Under current law, the SAIF has three major obligations: beginning in 1995, to fund losses associated with the failure of institutions with SAIF-insured deposits; to increase its reserves to 1.25% of insured deposits over a reasonable period of time; and to make interest payments on debt incurred to provide funds to the former Federal Savings and Loan Insurance Corporation ("FICO debt"). The reserves of the SAIF are currently lower than the reserves of the BIF, and the BIF does not have an obligation to pay interest on FICO debt. Recent legislation authorizes the United States Treasury to provide up to $8 billion to the SAIF, but use of such funds would require additional Congressional action, and the funds could be used only to cover SAIF losses and only under limited circumstances. Therefore, in the future premiums assessed on deposits insured by the SAIF may be higher than premiums on deposits insured by the BIF. Such a premium structure could provide institutions whose deposits are exclusively or primarily BIF-insured (such as almost all commercial banks) certain competitive advantages over institutions whose deposits are SAIF-insured (such as Fidelity) in the pricing of loans and deposits and in lower operating costs. Such a competitive disadvantage could have an adverse effect on Fidelity's results of operations.

  Termination of Deposit Insurance. The FDIC may initiate a proceeding to terminate an institution's deposit insurance if, among other things, the institution is in an unsafe or unsound condition to continue operations. It is the policy of the FDIC to deem an insured institution to be in an unsafe or unsound condition if its ratio of Tier 1 capital to total assets is less than 2%. Tier 1 capital is similar to core capital but includes certain investments in and extensions of credit to subsidiaries engaged in activities not permitted for national banks.

  Conversion of Deposit Insurance. Generally, savings institutions may not convert from SAIF membership to BIF membership until SAIF has increased its reserves to 1.25% of insured deposits. However, a savings institution may convert to a bank charter, if the resulting bank remains a SAIF member, and may merge with a BIF member institution as long as deposits attributable to the savings institution remain subject to assessment by the SAIF. Institutions that convert from SAIF to BIF membership, either under an exception during the moratorium or after expiration of the moratorium, must pay exit fees to SAIF and entrance fees to BIF.

Savings and Loan Holding Company Regulation

  Affiliate and Insider Transactions. The ability of Citadel and its non-depository subsidiaries to deal with Fidelity is limited by the affiliate transaction rules, including Sections 23A and 23B of the Federal Reserve Act which also govern BIF-insured banks. With very limited exceptions, these rules require that all transactions between Fidelity and an affiliate must be on arms' length terms. The term "affiliate" covers any company that controls or is under common control with Fidelity, but does not include individuals and generally does not include Fidelity's subsidiaries.

  Under Section 23A and section 11 of the Home Owners' Loan Act, specific restrictions apply to transactions in which Fidelity provides funding to its affiliates: Fidelity may not purchase the securities of an affiliate, make a loan to any affiliate that is engaged in activities not permissible for a bank holding company, or acquire from an affiliate any asset that has been classified, a nonaccrual loan, a restructured loan, or a loan that is more than 30 days past due. As to affiliates engaged in bank holding company-permissible activities, the aggregate of (a) loans, guarantees, and letters of credit provided by the savings bank for the benefit of any one affiliate, and
(b) purchases of assets by the savings bank from the affiliate, may not exceed 10% of the savings bank's capital stock and surplus (20% for the aggregate of permissible transactions with all affiliates). All loans to affiliates must be secured by collateral equal to at least 100% of the amount of the loan (130% if the collateral consists of equity securities, leases or real property).

  In addition, OTS regulations on affiliate transactions require, among other things, that savings institutions retain records of their affiliate transactions that reflect such transactions in reasonable detail. If a savings institution has been the subject of a change of control application or notice within the preceding two-year period, does not meet its minimum capital requirements, has entered into a supervisory agreement, is subject to a formal enforcement proceeding, or is determined by the OTS to be the subject of supervisory concern, the institution may be required to provide the OTS with 30 days' prior notice of any affiliate transaction.

  Loans by Fidelity to its directors, executive officers, and 10% stockholders of Fidelity, Citadel, or Citadel's subsidiaries (collectively, "insiders"), or to a corporation or partnership that is at least 10% owned by an insider (a "related interest") are subject to limits separate from the affiliate transaction rules. However, a company (such as Citadel) that controls a savings institution is excluded from the coverage of the insider lending rules even if it owns 10% or more of the stock of the institution, and is subject only to the affiliate transaction rules. All loans to insiders and their related interests must be underwritten and made on non-preferential terms; loans in excess of $500,000 must be approved in advance by Fidelity's Board of Directors; and Fidelity's total of such loans may not exceed 100% of Fidelity's capital. Loans by Fidelity to its executive officers are subject to additional limits which are even more stringent. Fidelity has adopted a policy which requires prior approval of its Board of Directors for any loans to insiders or their related interests.

  Payment of Dividends and Other Capital Distributions. The payment of dividends, stock repurchases, and other capital distributions by Fidelity to Citadel is subject to regulation by the OTS. Currently, 30 days prior notice to the OTS of any capital distribution is required. The OTS has promulgated a regulation that measures a savings institution's ability to make a capital distribution according to the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS.

  For institutions ("Tier 1 institutions") that meet their fully phased-in capital requirements (the requirements that will apply when the phase-out of supervisory goodwill and investments in certain subsidiaries from capital is complete), the safe harbor amount is the greater of (a) 75% of net income for the prior four quarters, or (b) the sum of (1) the current year's net income and (2) the amount that would reduce the excess of the institution's total capital to risk-weighted assets ratio over 8% to one-half of such excess at the beginning of the year in which the dividend is paid. For institutions that meet their current minimum capital requirements but do not meet their fully phased-in requirements ("Tier 2 institutions"), the safe harbor distribution is 75% of net income for the prior four quarters. As a function of the prompt corrective action provisions discussed above and the OTS regulation regarding capital distributions, savings institutions that do not meet their current minimum capital requirements ("Tier 3 institutions") may not make any capital distributions, with the exception of repurchases or redemptions of the institution's shares permitted by the OTS, after consultation with the FDIC, that are made in connection with the issuance of additional shares and that will improve the institution's financial condition.

  The OTS retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the OTS determines that the distribution would constitute an unsafe or unsound practice. The OTS also may reclassify a Tier 1 institution as a Tier 2 or Tier 3 institution by notifying the institution that it is in need of more than normal supervision. While Fidelity was a Tier 1 institution at December 31, 1993, the OTS has taken action that could cause Fidelity to be reclassified as a Tier 2 or Tier 3 institution. Further, while Fidelity is currently classified as adequately capitalized for purposes of the prompt corrective action system, an adequately capitalized institution may not make a capital distribution if such payment would cause the institution to become undercapitalized. Because of Fidelity's current capital levels, dividends and distributions from Fidelity will not be available to Citadel for the foreseeable future.

  On December 31, 1993, the bad debt reserves of the Bank for federal income tax purposes included $14.0 million representing excess tax bad debt reserves. If, in the future, amounts appropriated to these excess tax bad debt reserves are used for the payment of dividends or other distributions by the Bank (including distributions in dissolution, liquidation or redemption of stock), an amount equal to the distribution plus the tax attributable thereto, but not exceeding the aggregate amount of excess tax bad debt reserves, will generally be included in the Bank's taxable income and be subject to tax. In addition, if in the future the Bank fails to meet the definitional or other tests of a qualifying association, the entire tax bad debt reserves of $52.5 million will have to be recaptured and included in taxable income. It is not contemplated that the accumulated reserves will be used in a manner that will create such liabilities.

  Enforcement. Whenever the OTS has reasonable cause to believe that the continuation by a savings and loan holding company of any activity or of ownership or control of any non FDIC-insured subsidiary constitutes a serious risk to the financial safety, soundness, or stability of a savings and loan holding company's subsidiary savings institution and is inconsistent with the sound operation of the savings institution, the OTS may order the holding company, after notice and opportunity for a hearing, to terminate such activities or to divest such noninsured subsidiary. FIRREA also empowers the OTS, in such a situation, to issue a directive without any notice or opportunity for a hearing, which directive may (a) limit the payment of dividends by the savings institution, (b) limit transactions between the savings institution and its holding company or its affiliates, and (c) limit any activity of the association that creates a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

  In addition, FIRREA includes savings and loan holding companies within the category of person designated as "institution-affiliated parties." An institution-affiliated party may be subject to significant penalties and/or loss of voting rights in the event such party took any action for or toward causing, bringing about, participating in, counseling, or aiding and abetting a violation of law or unsafe or unsound practice by a savings institution.

  Limits on Change of Control. Subject to certain limited exceptions, control of Fidelity or Citadel may only be obtained with the approval (or in the case of an acquisition of control by an individual, the nondisapproval) of the OTS, after a public comment and application review process. Under OTS regulations defining "control," a rebuttable presumption of control arises if an acquiring party acquires more than 10% of any class of voting stock of Fidelity or Citadel (or more than 25% of any class of stock, whether voting or non-voting) and is subject to any "control factors" as defined in the regulation. Control is conclusively deemed to exist if an acquirer holds more than 25% of any class of voting stock of Fidelity or Citadel, or has the power to control in any manner the election of a majority of directors.

  Any company acquiring control of Fidelity or Citadel becomes a savings and loan holding company, must register and file periodic reports with the OTS, and is subject to OTS examination. With limited exceptions, a savings and loan holding company may not directly or indirectly acquire more than 5% of the voting stock of another savings and loan holding company or savings institution without prior OTS approval.

  Notification of New Officers and Directors. A savings and loan holding company that has undergone a change in control in the preceding two years, is subject to a supervisory agreement with the OTS, or is deemed to be in "troubled condition" by the OTS, must give the OTS 30 days' notice of any change to its Board of Directors or its senior executive officers. The OTS must disapprove such change if the competence, experience or integrity of the affected individual indicates that it would not be in the best interests of the public to permit the appointment. The OTS has taken action as a result of which Fidelity is deemed to be in "troubled condition" for this purpose.

Classification of Assets

  Savings institutions are required to classify their assets on a regular basis, to establish appropriate allowances for losses and report the results of such classification quarterly to the OTS. A savings institution is also required to set aside adequate valuation allowances to the extent that an affiliate possesses assets posing a risk to the institution, and to establish liabilities for off-balance sheet items, such as letters of credit, when loss becomes probable and estimable. The OTS has the authority to review the institution's classification of its assets and to determine whether and to what extent (a) additional assets must be classified, and (b) the institution's valuation allowances must be increased. See Item 7. "MD&A--Asset Quality."

  Troubled assets are classified into one of three categories as follows:

    SUBSTANDARD ASSETS. Prudent general valuation allowances are required to be established for such assets.

    DOUBTFUL ASSETS. Prudent GVAs are required to be established for such assets.

    LOSS ASSETS. 100% of the amount classified as loss must be charged off, or a specific allowance of 100% of the amount classified as loss must be established.

  GVAs for loan and lease losses are included within regulatory capital for certain purposes and up to certain limits, while specific allowances and other general allowances are not included at all.

  The OTS and the other federal banking agencies have adopted a statement of policy regarding the appropriate levels of GVA for loan and lease losses that institutions should maintain. Under the policy statement, examiners will generally accept management's evaluation of adequacy of GVAs for loans and lease losses if the institution has maintained effective systems and controls for identifying and addressing asset quality problems, analyzed in a reasonable manner all significant factors that affect the collectability of the portfolio, and established an acceptable process for evaluating the adequacy of GVAs. However, the policy statement also provides that OTS examiners will review management's analysis more closely if GVAs for loan and lease losses do not equal at least the sum of (a) 15% of assets classified as substandard, (b) 50% of assets classified as doubtful, and (c) for the portfolio of unclassified loans and leases, an estimate of credit losses over the upcoming twelve months based on the institution's average rate of net charge-offs over the previous two or three years on similar loans, adjusted for current trends and conditions. The GVA policy statement has had no material impact on Fidelity's results of operations or financial condition.

Community Reinvestment Act

  The Community Reinvestment Act ("CRA") requires each savings institution, as well as other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application.

  In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based on an examination conducted during 1993, Fidelity was rated satisfactory. The OTS and the other federal banking agencies have jointly proposed amendments to their CRA regulations that would replace the current assessment system, which is based on the adequacy of the processes an institution has established to comply with the CRA, with a new system based on the institution's performance in making loans and investments and maintaining branches in low- and moderate-income areas.

Federal Home Loan Bank System

  The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, Fidelity is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances from the FHLB of San Francisco. At December 31, 1993, Fidelity was in compliance with this requirement with an investment in the stock of the FHLB of San Francisco of $52.0 million. Long-term FHLB advances may be obtained only for the purpose of providing funds for residential housing finance and all FHLB advances must be secured by specific types of collateral.

Required Liquidity

  OTS regulations require savings institutions to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, specified United States government, state and federal agency obligations, and balances maintained in satisfaction of the FRB reserve requirements described below) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. The OTS may change this liquidity requirement from time to time to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions, and may exclude from the definition of liquid assets any item other than cash and the balances maintained in satisfaction of FRB reserve requirements. Fidelity's average regulatory liquidity ratio for the month of December 1993 was 8.79%, and accordingly Fidelity was in compliance with the liquidity requirement. Monetary penalties may be imposed for failure to meet liquidity ratio requirements.

  OTS regulations also require each member institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. The average short-term liquidity ratio of Fidelity for the month of December 1993 was 5.70%.

Federal Reserve System

  The FRB requires savings institutions to maintain noninterest-earning reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks) and non-personal time deposits. For the calculation period including December 31, 1993, Fidelity was required to maintain $28.6 million in noninterest-earning reserves and was in compliance with this requirement. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy Fidelity's liquidity requirements discussed above.

  As a creditor and a financial institution, Fidelity is subject to certain regulations promulgated by the FRB, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act), Regulation F (limits on exposure to any one correspondent depository institution), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As creditors of loans secured by real property and as owners of real property, financial institutions, including Fidelity, may be subject to potential liability under various statute and regulations applicable to property owners, generally including statutes and regulations relating to the environmental condition of the property.

Gateway

  Gateway became an NASD-registered broker/dealer in October 1993 and offers securities products, such as mutual funds and variable annuities, to customers of the Bank. All securities transactions are executed and cleared by another broker/dealer. Gateway does not maintain security accounts for customers or perform custodial functions relating to customer securities.

  The securities business is subject to regulation by the Securities and Exchange Commission ("SEC"), the NASD and other federal and state agencies. Regulatory violations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees. With the enactment of the Insider Trading and Securities Fraud Enforcement Act of 1988, the SEC and the securities exchanges have intensified their regulation of broker/dealers, emphasizing in particular the need for supervision and control by broker/dealers of their own employees.

  As a broker/dealer registered with the NASD, Gateway is subject to the SEC's uniform net capital rules, designed to measure the general financial condition and liquidity of a broker/dealer. These rules require Gateway to maintain minimum net capital of $100,000 as of January 1, 1994 and do not permit Gateway's aggregate indebtedness to exceed eight times its net capital during its first twelve months of operations. At December 31, 1993, Gateway's net capital and required net capital were $579,929 and $52,000, respectively, and its ratio of aggregate indebtedness to net capital was .72 to 1. Under certain circumstances, these rules limit the ability of Citadel to make withdrawals of capital from Gateway. In addition, Gateway is required to file monthly reports with the NASD and quarterly and annual reports with the NASD and SEC containing detailed financial information with respect to its broker/dealer operations.

ITEM 2. PROPERTIES

  The executive offices of Citadel and Fidelity are located at 600 N. Brand Boulevard, Glendale, California 91203. This facility contains approximately 90,000 square feet of office space including a branch banking facility of approximately 12,000 square feet. Fidelity also owns an approximately 130,000 square feet facility located at 4565 Colorado Boulevard, Los Angeles, California 90039, which houses most of the administrative operations of Citadel and Fidelity. Present local zoning entitlements will allow for the construction of an additional approximately 300,000 square feet of office space plus parking on this 7.75-acre parcel. The potential for increasing the amount of office space at this Los Angeles site would satisfy Fidelity's anticipated facilities requirements for future years.

  The aggregate net book value of all owned administrative facilities was approximately $26.0 million as of December 31, 1993. On December 31, 1993, Fidelity owned 16 of its branch and/or loan office facilities having an aggregate net book value of approximately $9.4 million, and leased the remaining 26 of its branch and/or loan office facilities under leases with terms (including optional extension periods) expiring from 1994 through 2050. The aggregate annual rent under those leases as of December 31, 1993 was approximately$2.6 million and the aggregate net book value of Fidelity's leasehold improvements associated with those leased premises was approximately $1.9 million. At December 31, 1993, Fidelity owned furniture, fixtures and equipment, related to both owned and leased facilities, having a net book value of approximately$11.7 million.

  As a result of the January 1994 Northridge Earthquake, physical damage was sustained at some of the Bank administrative and branch office facilities located in the Los Angeles area, however, only one Bank-owned building in the San Fernando Valley region of Los Angeles sustained major damage. It is estimated that necessary repairs to all affected facilities, net of anticipated insurance reimbursement, shall not exceed $0.5 million.

  All owned office facilities are located in Southern California.

ITEM 3. LEGAL PROCEEDINGS

  The Company has lawsuits pending against it in the ordinary course of business. As of December 31, 1993, the Company's management and its counsel believe that none of the pending lawsuits or claims taken separately or together will have a materially adverse impact on the financial condition or business of the Company.

  On March 4, 1994, Chase, one of four lenders under Fidelity's $60 million Subordinated Loan Agreement, sued Fidelity, Citadel and Citadel's Chairman of the Board alleging, among other things, that the transfer of assets pursuant to the Restructuring would constitute a breach of the Subordinated Loan Agreement, and seeking to enjoin the Restructuring and to recover damages in unspecified amounts. In addition, the lawsuit alleges that past responses of Citadel and Fidelity to requests by Chase for information regarding the Restructuring violate certain provisions of the Subordinated Loan Agreement and that such alleged violations, with the passage of time, have become current defaults under the Subordinated Loan Agreement. While the other three lenders under the Subordinated Loan Agreement hold $25 million of the subordinated debt, none of them has joined Chase in this lawsuit. The Company is evaluating the lawsuit and, based on its current assessment, the Company does not believe that the allegations have merit. See Item 7. "MD&A"--Capital Resources and Liquidity" for additional considerations relating to the Subordinated Loan Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

  The Company's common stock is listed and quoted on the American Stock Exchange ("AMEX"). The following table sets forth the high and low closing bid prices of the common stock of the Company as reported by AMEX for each of the following quarters:

                                                                HIGH      LOW
                                                                ----      ----
      1994:
       First quarter through March 15, 1994(1)................. $12 1/4 $ 4 1/4
      1993:
       Fourth quarter..........................................  19 1/2   9 3/8
       Third quarter...........................................  18 5/8  14 1/4
       Second quarter..........................................  21 7/8  12 5/8
       First quarter(2)........................................  23 7/8   16
      1992:
       Fourth quarter..........................................  20 7/8  13 7/8
       Third quarter...........................................  25 5/8   13
       Second quarter..........................................  29 1/2  23 1/2
       First quarter...........................................  32 7/8  14 5/8
      1991:
       Fourth quarter..........................................  28       8 7/8
       Third quarter...........................................  37 1/8  28 5/8
       Second quarter..........................................  34 1/8  28 1/2
       First quarter...........................................  34 1/4  17 1/4

- --------
(1) The closing price of the Company's common stock on March 15, 1994 was $4.25 per share.
(2) The closing price of the Company's common stock on March 29, 1993 was $22.13 per share. This price reflects the sale of 3,297,812 newly issued shares of common stock on March 29, 1993 for $10 per share.

HOLDERS OF RECORD

  The number of holders of record of the Company's common stock at February 28, 1994 was 259.

DIVIDENDS

  While Citadel has never declared a dividend and has no current plan to declare a dividend, it is Citadel's policy to review this matter on an ongoing basis.

  Regulatory restrictions applicable to Fidelity and certain provisions of the Company's Subordinated Loan Agreement currently limit the ability of the Company to declare or pay dividends. These limitations include: (a) a statutory prohibition on Fidelity making capital distributions that would cause it to become undercapitalized for purposes of the prompt corrective action system and other potentially applicable restrictions under OTS regulations; (b) limitations in the Subordinated Loan Agreement as to the aggregate amount declared and paid as a proportion of the Company's consolidated net earnings and (c) the absence of any default by the Company in its obligations as specified in the Subordinated Loan Agreement. See Item 1. "Business--Regulation and Supervision--Savings and Loan Holding Company Regulation--Payment of Dividends and Other Capital Distributions." See also Item 3. "Legal Proceedings" and Item 7. "MD&A--Capital Resources and Liquidity" for additional information regarding the Subordinated Loan Agreement.

  At December 31, 1993, Fidelity had accumulated earnings and profits for federal income tax purposes. Any dividend paid by Fidelity in excess of current or accumulated earnings and profits for federal income tax purposes would be treated as made out of the tax bad debt reserve and will increase income for federal income tax purposes. Currently Fidelity's accumulated earnings and profits for federal income tax purposes is of such an amount that it would be highly unlikely that any dividend, if such dividend were payable by Fidelity, would be treated as made out of the tax bad debt reserve. See Item 1. "Business--Taxation."

ITEM 6. SELECTED FINANCIAL DATA

                       FIVE-YEAR SELECTED FINANCIAL DATA

  The tables below set forth certain historical financial data regarding the Company. This information is derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company. None of the data in the tables have been adjusted for effects of the Citadel rights offering in March 1993.

                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                         -------------------------------------------------------------
                            1993           1992        1991        1990        1989
                         ----------     ----------  ----------  ----------  ----------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT
 SUMMARY:
 Interest income........ $  289,592     $  370,722  $  520,124  $  525,906  $  471,469
 Interest expense.......    188,391        239,941     378,017     411,256     395,241
                         ----------     ----------  ----------  ----------  ----------
  Net interest income...    101,201        130,781     142,107     114,650      76,228
 Provision for estimated
  loan losses...........     65,100         51,180      49,843      11,039       8,359
                         ----------     ----------  ----------  ----------  ----------
  Net interest income
   after provision for
   estimated loan
   losses...............     36,101         79,601      92,264     103,611      67,869
 Gains (losses) on sales
  of loans, net.........        194          1,117       2,118      (1,408)          1
 Gains (losses) on sales
  of mortgage-backed
  securities, net.......      1,342             --       8,993        (165)         --
 Gains (losses) on sales
  of investment
  securities............        (54)            --           1          32        (234)
 Other income (expense).    (35,870)        (6,602)     (5,616)      5,510       9,846
 Operating expense......    105,341         77,911      79,446      66,527      64,411
                         ----------     ----------  ----------  ----------  ----------
 Earnings (loss) before
  income taxes..........   (103,628)        (3,795)     18,314      41,053      13,071
 Income tax expense
  (benefit).............    (36,467)        (5,841)     15,651      17,734       4,931
                         ----------     ----------  ----------  ----------  ----------
 Net earnings (loss).... $  (67,161)    $    2,046  $    2,663  $   23,319  $    8,140
                         ==========     ==========  ==========  ==========  ==========
 Net earnings (loss) per
  share................. $   (11.56)    $     0.62  $     0.81  $     7.07  $     2.47
                         ==========     ==========  ==========  ==========  ==========
 Average common and
  common equivalent
  shares outstand-
  ing(1)(2).............  5,809,570      3,297,812   3,297,812   3,298,140   3,296,919
BALANCE SHEET DATA:
 Total assets........... $4,389,519     $4,698,326  $5,126,525  $5,697,664  $4,980,593
 Cash and investments...    238,220        177,599     289,150     309,814     312,785
 Total loans, net.......  3,713,383      3,991,781   4,550,848   5,085,213   4,437,199
 Deposits...............  3,368,643      3,457,918   3,884,707   3,967,488   3,317,044
 Borrowings.............    734,230        908,400     871,150   1,349,166   1,347,219
 Subordinated notes.....     60,000         60,000      60,000      60,000          --
 Stockholders' equity...    187,403        223,186     221,140     218,477     195,084
 Stockholders' equity
  per share.............      28.41          67.68       67.06       66.25       59.20
 Common shares outstand-
  ing(1)(2).............  6,595,624      3,297,812   3,297,812   3,297,812   3,295,562
OTHER DATA:
 Real estate loans
  funded................ $  422,355     $  435,690  $  509,265  $1,407,522  $  898,134
 Average interest rate
  on new loans..........       6.75%          7.77%       9.07%       9.31%       9.44%
 Loans sold............. $  137,870     $  204,435  $  282,728  $  158,691  $   12,033
 Nonperforming assets to
  total assets..........       5.37%          4.99%       2.43%        .85%        .42%
 Number of deposit
  accounts..............    241,093        233,037     238,187     233,546     203,015
 Interest rate margin at
  the end of the
  period................       2.19%(3)       2.68%       3.20%       2.33%       2.16%
 Interest rate margin
  for the period........       2.28%(3)       2.67%       2.54%       2.11%       1.49%
 Retail branch
  offices(4)............         42             43          43          44          34

- -------
(1) Net of treasury shares, where applicable.
(2) 1993 data includes 3,297,812 shares issued in March 1993 in connection with a stock rights offering, which produced net proceeds to the Company of $31.4 million.
(3) Excluding the writedown of core deposit intangibles of $5.2 million, interest rate margins at and for the year ended December 31, 1993, would have been 2.32% and 2.39%, respectively.
(4) All retail branch offices are located in Southern California.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET EARNINGS

  Citadel Holding Corporation ("Citadel") reported a net loss of $67.2 million, or $11.56 per share (average outstanding shares of 5,809,570) in 1993 compared to net earnings of $2.0 million, or $0.62 per share (average outstanding shares of 3,297,812) in 1992 and $2.7 million, or $0.81 per share (average outstanding shares of 3,297,812) in 1991. Unless otherwise indicated, references to the "Company" include Citadel, Fidelity Federal Bank, a Federal Savings Bank ("Fidelity" or the "Bank") and all subsidiaries of Fidelity and Citadel.

  The following table summarizes these results:

                                               YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              1993         1992        1991
                                           ----------   ----------  ----------
                                            (DOLLARS IN THOUSANDS, EXCEPT
                                                  PER SHARE AMOUNTS)
Earnings (loss) before income taxes....... $ (103,628)  $   (3,795) $   18,314
Net earnings (loss)....................... $  (67,161)  $    2,046  $    2,663
Net earnings (loss) per share............. $   (11.56)  $     0.62  $     0.81
Average common and common equivalent
 shares outstanding(1)....................  5,809,570    3,297,812   3,297,812
Return on average equity..................     (28.92)%       0.91%       1.20%
Return on average assets..................      (1.47)%       0.04%       0.05%

- --------
(1) 1993 data includes 3,297,812 shares issued in March 1993 in connection with a stock rights offering.


  The components of the changes in earnings/loss before income taxes are shown below:

                                         FAVORABLE (UNFAVORABLE) VARIANCE
                                         ------------------------------------
                                           1993 VS 1992        1992 VS 1991
                                         ----------------    ----------------
                                              (DOLLARS IN THOUSANDS)
Net interest income....................  $(29,580)           $(11,326)
Provision for loan losses..............   (13,920)             (1,337)
                                         ----------------    ----------------
 Net interest income after loan loss
  provision............................   (43,500)            (12,663)
Fee income and other income............    (3,609)              9,652
Provision for real estate losses.......   (12,380)             (9,258)
Direct costs of real estate operations,
 net...................................   (14,202)             (2,381)
Gains on sales of securities...........     1,288              (8,994)
                                         ----------------    ----------------
 Noninterest income....................   (28,903)            (10,981)
Operating expense......................   (27,430)              1,535
                                         ----------------    ----------------
Earnings/loss before income taxes......   (99,833)            (22,109)
Income tax expense/benefit.............    30,626              21,492
                                         ----------------    ----------------
Net earnings/loss......................  $(69,207)           $   (617)
                                         ================    ================

  The $99.8 million change in earnings/loss before income taxes between 1992 and 1993 is primarily due to (a) decreased net interest income of $29.6 million, (b) increased operating expense of $27.4 million, (c) a $26.3 million increase in the provision for loan and real estate losses, (d) a $14.2 million increase in direct costs related to real estate operations, and (e) decreased fee income and other income of $3.6 million. This was partially offset by a $1.3 million increase in gains on sales of securities. The $27.4 million increase in expenses from 1992 to 1993 was attributable in part to increased staffing levels required to manage rising problem assets, strengthen internal asset review, handle increased financial services offered at the retail branch network and expand originations and sales of residential mortgages in the mortgage banking network. The increase is also attributable to certain nonrecurring charges incurred in connection with the Company's valuation of its intangible assets and further development of the internal reorganization and restructuring plan discussed below, including the write-off $8.8 million of goodwill and $5.2 million in core deposit intangibles, and an increase of $5.6 million in professional fees, of which approximately $3.3 million was attributable to analysis and development of the Company's restructuring plan and related asset valuation process.

  In 1993, Fidelity reassessed the valuation of its intangible assets. Based upon the results of a branch profitability analysis and an analysis of the recoverability of its core deposit intangible assets, Fidelity wrote down the carrying value of its core deposit intangible assets in the amount of $5.2 million (which writedown is included in interest expense). In addition, an analysis was performed of the recoverability of the goodwill related to the acquisition of Mariners Savings and Loan ("Mariners") in 1978. These analyses indicated that the net expected future earnings from the branches or assets acquired did not support the carrying value of the goodwill. As a result, Fidelity wrote down the remaining $8.8 million balance of goodwill related to the Mariners acquisition (which writedown is included in operating expense).

  The $22.1 million change in earnings/loss before income taxes between 1991 and 1992 was mainly due to (a) an $11.3 million decrease in net interest income, (b) an increase in the provision for loan and real estate operations of $10.6 million, (c) a $9.0 million decrease in gains on sales of securities, and (d) a $2.4 million increase in direct costs related to real estate operations. These were partially offset by increased fee income and other income of $9.7 million and decreased operating expenses of $1.5 million.

  The following table summarizes certain regulatory capital and asset quality information for Fidelity as of the dates indicated:

                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1993      1992      1991
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
Core Capital(1)................................... $182,100  $203,400  $205,300
Core Capital Ratio(1).............................     4.15%     4.35%     4.02%
NPAs to Total Assets..............................     5.37%     4.99%     2.43%
Nonaccruing Loans to NPAs.........................    39.67%    47.80%    55.31%
REO (including ISF) to NPAs.......................    60.33%    52.20%    44.69%
GVA............................................... $ 80,020  $ 75,621  $ 52,374
GVA to Loans and REO (including ISF)..............     2.03%     1.82%     1.13%
GVA to NPAs.......................................    32.79%    30.49%    41.99%

- --------
(1) 1993 capital includes capital contributions from Citadel of $28.0 million. See "Capital Requirements."

  See "Asset Quality" for more information.

NET INTEREST INCOME

  Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Stated differently, the level of net interest income is the sum of (a) the interest rate margin (the difference between the yield earned on the interest-earning assets and the rate paid on the interest-bearing liabilities) multiplied by the amount of interest-earning assets; plus (b) the excess balance of interest-earning assets over interest-bearing liabilities multiplied by the rate paid on interest-bearing liabilities. Therefore, the higher the yield on interest-earning assets relative to the rate paid on interest-bearing liabilities, the higher the net interest income. Conversely, the lower the yield on interest-earning assets relative to the rate paid on interest-bearing liabilities, the lower the net interest income. Similarly, the smaller the level of interest-earning assets relative to the level of interest-bearing liabilities, the smaller the net interest income. As a result, net interest income between two periods will decline if the interest rate margin declines, the excess of interest-earning assets over interest-bearing liabilities declines, interest-earning accounts decline and the rate paid on interest-bearing liabilities increases. The converse also holds true.

  In a period of increased loan defaults, interest-earning assets tend to decline faster than interest-bearing liabilities, which in turn tends to depress net interest income. As a result, a higher interest rate margin would be needed to maintain a constant level of net interest income. In a period of declining interest rates, prepayments on mortgages tend to increase and as a result, the level of interest earning-assets will decline if the volume of new loan originations held in the portfolio does not increase to offset the increased level of prepayments. The decline in net interest income is partially offset by the decline in the rate paid on interest-bearing liabilities.

  The change in net interest income is a result of: (a) the change in interest-earning assets multiplied by the current interest rate margin, plus
(b) the change in the interest rate margin multiplied by prior interest-earning assets, plus (c) the change in the rate paid on interest-bearing liabilities multiplied by the current excess balance of interest-earning assets over interest-bearing liabilities, plus (d) the change in the excess balance of interest-earning assets over interest-bearing liabilities multiplied by the prior rate paid on interest-bearing liabilities.

  In addition, net interest income is affected by the level of nonperforming loans. The Bank generally places loans on nonaccrual status whenever the payment of interest is 90 or more days delinquent or when the Bank believes they exhibit materially deficient characteristics. The reduction in income related to these nonaccruing loans was approximately $8.7 million in 1993 compared to $13.6 million in 1992 and $7.6 million in 1991.

  As previously discussed, net interest income was also reduced by a $5.2 million writedown of core deposit intangibles ("CDI") in 1993. The remaining net unamortized balance of core deposit intangibles at December 31, 1993 was $2.1 million which is being amortized over the average remaining life of the deposits acquired, generally 1 to 3 years.

  Net interest income for 1993 of $101.2 million decreased by $29.6 million or 22.6% from $130.8 million for 1992. This decrease resulted from the combined impacts of (a) a 6.7% decrease in average interest-earning assets, reducing net interest income by $14.7 million, and (b) a 48 basis point decrease in the effective yield on interest-earning assets, decreasing net interest income by $14.9 million, caused in part by the impact of the CDI write-off discussed above.

  Net interest income for 1992 of $130.8 million decreased by $11.3 million or 8.0% from $142.1 million for 1991. This $11.3 million decrease resulted from the offsetting impacts of (a) a 12.0% decrease in average interest-earning assets, reducing net interest income by $12.8 million, and (b) a 13 basis point increase in the effective yield on interest-earning assets, increasing net interest income by $1.5 million.

  The following table displays the components of the Company's interest rate margin at the end of, and for each period, as well as the effective yield for each period:

                                                AT OR FOR THE YEAR ENDED
                                                      DECEMBER 31,
                                               -------------------------------
                                                 1993         1992      1991
                                               --------     --------  --------
Rate at the end of the period:
 Weighted average yield on combined loans and
  investments.................................     6.37%        7.21%     9.41%
 Weighted average cost of funds...............     4.18         4.53      6.21
                                               --------     --------  --------
  Interest rate margin at the end of the
   period.....................................     2.19%(1)     2.68%     3.20%
                                               ========     ========  ========
Rate for the period:
 Weighted average yield on combined loans and
  investments.................................     6.65%        7.94%     9.80%
 Weighted average cost of funds...............     4.37         5.27      7.26
                                               --------     --------  --------
  Interest rate margin for the period.........     2.28%(1)     2.67%     2.54%
                                               ========     ========  ========
  Effective yield for the period..............     2.33%(1)     2.81%     2.68%
                                               ========     ========  ========

- --------
(1) Excluding the writedown of core deposit intangibles of $5.2 million, the interest rate margins at and for the year ended December 31, 1993 and the effective yield on interest-earning assets for the year ended December 31, 1993, would have been 2.32%, 2.39% and 2.44%, respectively.

  The reduction in the interest rate margin in 1993 from 1992 can be attributed to the lagging relationship between the repricing of assets and liabilities as market interest rates stabilize. The average rate paid on interest-bearing liabilities adjusts to market rates faster than the average rate earned on interest-earning assets. This difference in the speed of adjustment to changes in market interest rates is primarily due to the nature of the Federal Home Loan Bank ("FHLB") of San Francisco Eleventh District Cost of Funds Index (the "COFI") to which most of the Bank's loans are tied, the contractual repricing terms of the loans held in the portfolio, the advance notification requirements to borrowers for any rate change, the time lag in the availability of the actual index, as well as the amount of the lifetime interest rate caps. As a result of these factors, changes in the yield on COFI-based loans lag changes in market interest rates.

  The interest rate margin of the Company increases in a period of steady decline in interest rates, since the yield on interest-bearing assets drops more slowly than the rates paid on interest-bearing liabilities. Conversely, as market interest rates stabilize and then increase, the interest rate margin of the Company will shrink, other conditions being equal. This factor, together with the timing of asset repricing and the increase in nonperforming assets, resulted in a reduction of 132 basis points in the yield on loans in 1993 from 1992 average levels, while the decrease in market interest rates resulted in a reduction in the cost of funds of only 90 basis points for the comparable period. The Federal Reserve Board ("FRB") increased the federal funds rate by 0.25% in February 1994 and another 0.25% in March 1994, which may be indicative of future reductions to the Company's interest rate margin.

  The increase in the Company's interest margin for 1992 compared to 1991 was primarily caused by the continued downward trend in market interest rates during 1992 which resulted in a decrease in the cost of funds of 199 basis points. The effect of the reduced cost of funds on the interest margin was partially offset by a decrease of 179 basis points in the yield on loans from 1991 due to declines in the COFI.

  Since 1990, the Company has continued its strategy to more closely match the repricing periods of its interest-bearing liability and interest-earning asset portfolios by concentrating on the origination and retention of ARM loans. In 1993, 1992 and 1991, the Bank retained substantially all of the ARM loans it originated. The percentage of monthly adjustable ARMs outstanding to the total ARM portfolio was 78%, 77% and 74% at December 31, 1993, 1992 and 1991, respectively, while the percentage of semiannual adjustable ARMs was 19% at December 31, 1993 compared to 21% in 1992 and 24% in 1991. This trend of increasing the monthly adjustable ARM portfolio in relation to the decreasing semiannual adjustable ARM portfolio will reduce, but not eliminate, the risk created by the mismatch of the assets' repricing index and the liabilities' repricing indices. However, certain ARMs meeting specific criteria have been identified as held for sale and transferred to the held for sale portfolio as part of the asset/liability strategy and the possible need to increase regulatory capital in the future. See "Interest Rate Risk Management" for further discussion.

NONINTEREST INCOME

  Noninterest income has three major components: (a) gains and losses on the sale of loans and fee income associated with other on-going operations, such as fees earned on the sale of securities and annuities, loan origination fees and service charges on deposit accounts, (b) income/expenses associated with owned real estate, which includes both the provision for real estate losses as well as income/expenses experienced by the Bank related to the operations of its owned real estate properties (e.g., maintenance expenses, capital expenditures and payment of current and delinquent property taxes), and (c) gains and losses on the sale of investment securities and mortgage-backed securities. The last two items can fluctuate widely, and could therefore mask the underlying fee generating performance of the Company on an ongoing basis. Noninterest income declined from a loss of $5.5 million in 1992 to a loss of $34.4 million in 1993.

  The following table details the noninterest income/expense:

                                             YEAR ENDED DECEMBER 31,
                                             ------------------------
                                                1993         1992      VARIANCE
                                             -----------  -----------  --------
                                                  (DOLLARS IN THOUSANDS)
Loan and other fee income..................  $     5,389  $     7,885  $ (2,496)
Gains on sales of loans, net...............          194        1,117      (923)
Fee income from investment products........        4,313        3,368       945
Fee income from deposits and other income..        3,271        4,406    (1,135)
                                             -----------  -----------  --------
                                                  13,167       16,776    (3,609)
                                             -----------  -----------  --------
Provision for estimated real estate losses.      (30,200)     (17,820)  (12,380)
Direct costs of real estate operations,
 net.......................................      (18,643)      (4,441)  (14,202)
                                             -----------  -----------  --------
                                                 (48,843)     (22,261)  (26,582)
                                             -----------  -----------  --------
Gains on sales of mortgage-backed securi-
 ties, net.................................        1,342           --     1,342
Gains (losses) on sales of investment secu-
 rities, net...............................          (54)          --       (54)
                                             -----------  -----------  --------
                                                   1,288           --     1,288
                                             -----------  -----------  --------
                                             $   (34,388) $    (5,485) $(28,903)
                                             ===========  ===========  ========

  Noninterest income from ongoing operations decreased by $3.6 million, to $13.2 million during 1993 from $16.8 million during 1992 partly due to the Company's retooling and refocusing efforts during 1993 (see "Operating Expense"). An increase in fee income from investment products of $0.9 million to $4.3 million was offset by decreases in loan and other fees, gains on sales of loans and fee income from deposits.

  Foreclosure activities increased markedly from December 31, 1992 to December 31, 1993, resulting in an increase in real estate owned ("REO") both in terms of numbers of properties and total dollars. REO consists of real estate acquired in settlement of loans and in-substance foreclosures ("ISFs").

  The following table summarizes certain components of Fidelity's real estate operations:

                                                            1993        1992
                                                         COMPARED TO COMPARED TO
                                                            1992        1991
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
Increase in:
 Provision for estimated real estate losses.............  $ 12,380    $  9,258
 Direct costs of real estate operations, net............    14,202       2,381
                                                          --------    --------
                                                          $ 26,582    $ 11,639
                                                          ========    ========

  The following table provides detail on the net book value and number of properties owned at the given dates:

                                                         (DOLLARS IN THOUSANDS)
Owned real estate, net book value:
 December 31, 1993......................................  $153,307
 December 31, 1992......................................   133,255    $133,255
 December 31, 1991......................................                70,259
                                                          --------    --------
  Increase..............................................  $ 20,052    $ 62,996
                                                          ========    ========
Number of real estate properties owned:
 December 31, 1993......................................       240
 December 31, 1992......................................       170         170
 December 31, 1991......................................                    63
                                                          --------    --------
  Increase..............................................        70         107
                                                          ========    ========

  The Bank has a policy of providing general valuation allowances for both estimated loan and real estate losses, in addition to valuation allowances on specific loans and REO, in response to the continuing deterioration of the quality of the Bank's loan and REO portfolio. Provisions for real estate losses increased by $12.4 million in the year ended December 31, 1993 as compared to the same period in 1992, and provisions for loan losses increased by $13.9 million over the same period. See "Asset Quality" for further detail.

  Noninterest income decreased by $11.7 million in 1992 compared to 1991. This decrease was due to the combined effects of (a) an increase in net expense from real estate operations of $11.6 million, inclusive of provisions for estimated real estate losses, (b) a decrease in gains on sales of mortgage-backed securities of $9.0 million as there were no such sales in 1992, and (c) a decrease in other expense of $7.0 million due to the accrual for contingent liabilities of $6.0 million in 1991 with a $1.0 million reduction in such accrual in 1992.

OPERATING EXPENSE

  Operating expense increased to $105.3 million in 1993 from $77.9 million in 1992 and $79.4 million in 1991. The following table details the operating expenses for 1993 and 1992:

                                        YEAR ENDED DECEMBER 31,      FAVORABLE
                                        -------------------------  (UNFAVORABLE)
                                            1993         1992        VARIANCE
                                        ------------  -----------  -------------
                                                (DOLLARS IN THOUSANDS)
Personnel and benefits................  $     48,822  $    39,305    $ (9,517)
Occupancy.............................        13,202       12,705        (497)
FDIC insurance........................         8,628        8,391        (237)
Professional services.................        11,970        6,119      (5,851)
Office-related expenses...............         6,785        5,031      (1,754)
Marketing.............................         3,080        2,548        (532)
Amortization of intangibles...........         9,246          596      (8,650)
Other general and administrative......         5,650        5,991         341
                                        ------------  -----------    --------
 Total before capitalized costs.......       107,383       80,686     (26,697)
Capitalized costs.....................        (2,042)      (2,775)       (733)
                                        ------------  -----------    --------
 Total operating expenses.............  $    105,341  $    77,911    $(27,430)
                                        ============  ===========    ========
Efficiency ratio(1)...................         77.55%       53.16%
                                        ============  ===========
Ratio of operating expenses to average
 assets(2)............................          2.30%        1.61%
                                        ============  ===========

- --------
(1) The efficiency ratio is computed by dividing total operating expense by net interest income and noninterest income, excluding nonrecurring items, provisions for estimated loan and real estate losses, direct costs of real estate operations and gains/losses on the sale of securities.
(2) The operating expense ratio is computed by dividing total operating expense by average total assets.

  A substantial portion of the increase from 1992 to 1993, as detailed below, was due to the re-engineering of certain functions of the Bank, including the related training and personnel costs. The associated improved operating results are expected to be realized in later years.

  The increases in personnel and benefits are mainly due to increased staffing levels during 1993 (with average full-time equivalent employees ("FTEs") of 882) over 1992 (with average FTEs of 828). The increased staffing levels are due to (a) increased staffing required to manage the rising problem asset portfolio and to strengthen the internal asset review function, (b) increased staffing levels in the retail branch network to support the 1993 strategies of customer orientation and retail financial services focus, and (c) increased staffing levels in the mortgage banking network to expand the origination and sale of residential mortgages. These increases were partially offset by the reduction of data processing personnel in connection with the outsourcing of substantially all of the information systems functions in May 1993. The Bank has aggressively increased the staff of its real estate asset management department by 27 FTEs during 1993, which handles foreclosures, loan restructurings and REO sales. The Bank continues to increase the staff of its internal asset review department, which continuously monitors asset quality and adequacy of loss reserves.

  The staffing level in the retail network increased due to improved ability to fill open positions and an increased emphasis on providing investment products to customers. The staffing level in the mortgage banking network also increased due to the increased emphasis on meeting a broader range of customer real estate borrowing requirements. The general rise in office-related expenses is due to the higher staffing levels.

  In addition to staffing increases, the Bank incurred higher personnel and benefits costs related to (a) training costs associated with the data systems conversions and reorganization of the retail financial services group, (b) the adoption in 1993 of a new accounting pronouncement related to retiree health and life insurance benefits (as discussed below), (c) increased costs of employee insurance benefit and retirement plans, and (d) increased travel costs associated with data systems conversion training and the exploration of strategic alternatives and restructuring of the Company.

  Effective January 1, 1993, the Bank adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its unfunded postretirement health care and life insurance program. This statement requires the cost of postretirement benefits to be accrued during the service lives of employees. The Bank's previous practice was to expense these costs on a cash basis. The net periodic postretirement benefit cost for 1993 totaled $0.6 million.

  However, in an effort to reduce operating expense, the Bank is exploring various alternatives to all the existing benefit plans, which may include reducing future benefits accruing to employees.

  The Bank's Federal Deposit Insurance Corporation ("FDIC") insurance premium is based upon three factors: (a) the volume of deposits, (b) the rate at which the FDIC assesses the deposits, and (c) any other adjustments or credits the FDIC may allow. The increase in the FDIC insurance expense in 1993, from the level of expense in 1992, was primarily due to an increase in the rate the FDIC assessed to deposits in 1993, which was partially offset by a credit received from the FDIC for the final distribution of the secondary reserve and from the reduced level of deposits.

  Professional services increased in 1993 over 1992 primarily due to financial advisory fees associated with (a) costs of approximately $3.3 million incurred in reviewing the Company's strategic objectives and developing a restructuring plan and in the related asset valuation process and (b) higher outside data services costs of approximately $2.9 million relative to the outsourcing of the primary information systems functions in May 1993, which costs were partially offset by some savings in compensation expense of approximately $1.0 million.

  As previously discussed, amortization of intangibles included an $8.8 million writedown of goodwill in 1993.

  Operating expense decreased by $1.5 million in 1992 from the level in 1991. This decrease was caused principally due to (a) $0.3 million decrease in FDIC insurance expense due to average deposit shrinkage during the assessment period, (b) a $0.7 million decrease in professional services due to reduction in consulting expense, (c) a $0.4 million decrease in other operating expense due to reductions in marketing expense and level of amortization of intangible assets, and (d) a $0.6 million increase in capitalized costs due to an increase in the number of loan originations (although the total dollar amount of loan originations decreased in 1992 over 1991). These decreases were partially offset by a $0.9 million increase in personnel and benefits primarily due to increases in personnel, severance and pension costs.

  The increase in operating expenses combined with the decrease in the total average asset size of the Company (from $5.5 billion at December 31, 1991 to $4.9 billion at December 31, 1992 and to $4.6 billion at December 31, 1993), resulted in an increase in the operating expense ratio from 1.43% in 1991 to 1.61% in 1992 and 2.30% in 1993. The operating expense ratio would have been 2.04% for 1993 without the nonrecurring expenses directly related to the Company's restructuring and the $8.8 million writedown of goodwill. Due to the sensitivity of the operating expense ratio to changes in the size of the balance sheet, management also looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income generated.

EFFICIENCY RATIO

  The efficiency ratio measures the amount of cost expended by the Company to generate a given level of revenues in the normal course of business. It is computed by dividing total operating expense by net interest income and noninterest income, excluding nonrecurring items, provisions for estimated loan and real estate losses, costs of real estate operations on specific properties and gains/losses on the sale of securities. This computation reflects a change from the method of computation used in previous periods in that the impact of real estate operations on specific properties is now excluded from the computation. The lower the efficiency ratio, the lower the amount of resources being expended by the Company to generate a given level of revenues. As a result, an increase in the efficiency ratio indicates that the Company is expending more resources to generate revenues and the Company is thus becoming less efficient in the use of its resources. A decrease in the efficiency ratio indicates the opposite (i.e. an improvement). Changes in the efficiency ratio are due to three factors: (a) changes in net interest income, (b) changes in noninterest income, and (c) changes in operating expenses. A decline in net interest income and/or noninterest income and/or a rise in operating expenses will have an unfavorable impact on the ratio (i.e. will increase the ratio) and the converse holds true. The Company's efficiency ratio worsened by 24.39 percentage points between the year ended December 31, 1992 and 1993 due to unfavorable variances in all three components. Asset quality problems adversely affected two of the components of the efficiency ratio; reduced net interest income via an increase in nonperforming loans and mounting foreclosure activities, which resulted in a decrease in interest-bearing assets and lower asset yield; and higher operating expenses associated with the increased staffing level described above. Additionally, the increased staffing levels in the retail financial services network and mortgage banking network adversely impacted the efficiency ratio. These increases should result in increased expense in the short-term, but increased income in the long-term.

  In spite of lower operating expenses in 1992 compared to 1991 levels, the Company's efficiency ratio worsened by approximately 1.98 percentage points from 51.18% in 1991 to 53.16% in 1992, as a result of lower interest income due to increases in nonperforming assets and a smaller balance sheet, partially offset by increased noninterest income.

  An analysis of the change in the efficiency ratios during 1993 and 1992 is shown below:

                                                YEAR ENDED        YEAR ENDED
                                             DECEMBER 31, 1993 DECEMBER 31, 1992
                                                COMPARED TO       COMPARED TO
                                             DECEMBER 31, 1992 DECEMBER 31, 1991
                                             ----------------- -----------------
Change in efficiency ratio caused by:
 Decreased net interest income..............       15.87%             3.89%
 Decreased (increased) noninterest income...        1.25             (0.91)
 Increased (decreased) operating expense....        7.27             (1.00)
                                                   -----             -----
  Unfavorable variance......................       24.39%             1.98%
                                                   =====             =====

  Continued deterioration in the asset quality of the Bank, and/or stable or higher short-term interest rates in the future (if they occur) would have an adverse effect on net interest income and noninterest income, which would in turn lead to an increase (or worsening) in the efficiency ratio, assuming expenses remain constant.

CAPITAL RESOURCES AND LIQUIDITY

 Regulatory Capital Requirements

  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and implementing capital regulations require Fidelity to maintain:
(1) Tangible Capital of at least 1.5% of Adjusted Total Assets (as defined in the regulations); (2) Core Capital of at least 3% of Adjusted Total Assets (as defined in the regulations); and (3) Total Risk-based Capital equal to 8.0% of Total Risk-weighted Assets (as defined in the regulations). See Item 1. "Business--Regulation and Supervision--FIRREA Capital Requirements."

  The following table summarizes the regulatory capital requirements for Fidelity at December 31, 1993, but does not reflect the required future phasing out of certain assets, including investments in, and loans to, subsidiaries which may presently be engaged in activities not permitted for national banks and, for risk-based capital, real estate held for investment (the impact of which the Bank believes to be immaterial). As indicated in the table, Fidelity's capital levels exceed all three of the currently applicable minimum capital requirements. Fidelity's capital as shown below includes $28.0 million of capital contributions from Citadel during 1993. Fidelity's capital levels also exceeded all of the then applicable minimum capital requirements at December 31, 1992 and 1991.

                                            DECEMBER 31, 1993
                            ---------------------------------------------------
                                                                CURRENT RISK-
                            TANGIBLE CAPITAL    CORE CAPITAL     BASED CAPITAL
                            -----------------  ---------------  ---------------
                              BALANCE     %     BALANCE    %     BALANCE    %
                            ----------- -----  ---------- ----  ---------- ----
                                         (DOLLARS IN THOUSANDS)
Regulatory capital......... $   180,000  4.10% $  182,100 4.15% $  270,600 9.32%
Required minimum...........      65,800  1.50     131,700 3.00     232,300 8.00
                            ----------- -----  ---------- ----  ---------- ----
Excess capital............. $   114,200  2.60% $   50,400 1.15% $   38,300 1.32%
                            =========== =====  ========== ====  ========== ====
Adjusted Assets(1).........  $4,386,300        $4,388,400       $2,903,600
                            ===========        ==========       ==========

- --------
(1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb).

  At December 31, 1993, Fidelity met the fully phased-in capital requirements for all three measurements based upon regulations currently in effect. However, because of the regulatory advantages available to benefit well-capitalized institutions, the Bank continues to have as its objective to increase its core capital to at least 5%. At December 31, 1993, based on then current asset levels, Fidelity would have been required to increase its core capital by approximately $37.3 million to reach the 5% core capital level.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the OTS and the federal bank regulatory agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. The OTS added an interest rate risk capital component to its risk-based capital requirement. This component is effective September 30, 1994, based on the December 31, 1993 balance sheet. This capital component will require institutions deemed to have above normal risk to hold additional capital equal to 50% of the excess risk. As of December 31, 1993, the Bank's internal risk measurement system showed a risk level less than half of the OTS limit. The most recently available OTS report (September 30, 1993) shows an even lower risk. Therefore, if the requirement had been in effect on December 31, 1993, using the year-end balance sheet, there would have been no interest rate risk component required to be added to Fidelity's risk-based capital requirement.

  In addition, FDICIA required the OTS to implement a system requiring regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe, the lower the institution's capital. Under FDICIA, the OTS issued regulations establishing specific capital ratios for five separate capital categories. The five categories of ratios are:

                                                                       TOTAL
                                                                    CAPITAL  TO
                                 CORE CAPITAL TO    CORE CAPITAL TO    RISK-
                              ADJUSTED TOTAL ASSETS  RISK-WEIGHTED    WEIGHTED
                                (LEVERAGE) RATIO     ASSETS RATIO   ASSETS RATIO
                              --------------------- --------------- ------------
Well Capitalized............       5% or above        6% or above   10% or above
Adequately capitalized......       4% or above        4% or above   8% or above
Undercapitalized............        Under 4%           Under 4%       Under 8%
Significantly
 undercapitalized...........        Under 3%           Under 3%       Under 6%
Critically undercapitalized.  Ratio of tangible equity to adjusted total assets of 2% or less


  The following table summarizes the capital ratios of the adequately capitalized category and Fidelity's regulatory capital at December 31, 1993 as compared to such ratios. As indicated in the table, Fidelity's capital levels exceeded the three minimum capital ratios of the adequately capitalized category.

                                                CORE CAPITAL TO  TOTAL CAPITAL TO
                            CORE CAPITAL TO          RISK-             RISK-
                         ADJUSTED TOTAL ASSETS  WEIGHTED ASSETS   WEIGHTED ASSETS
                         ---------------------  ---------------  -----------------
                             BALANCE      %      BALANCE    %      BALANCE     %
                         ------------- -------  ---------- ----  ----------- -----
                                         (DOLLARS IN THOUSANDS)
Regulatory capital......    $  182,100   4.15%  $  182,100 6.27%  $  270,600  9.32%
Adequately capitalized
 requirement............       175,500   4.00      116,100 4.00      232,300  8.00
                            ----------  -----   ---------- ----   ---------- -----
Excess capital..........    $    6,600   0.15%  $   66,000 2.27%  $   38,300  1.32%
                            ==========  =====   ========== ====   ========== =====
Adjusted Assets(1)......    $4,388,400          $2,903,600        $2,903,600
                            ==========          ==========        ==========

- --------
(1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb).

  Although the Bank was deemed adequately capitalized at December 31, 1993, at such date, absent the $28 million in capital contributed to the Bank by Citadel during the year, the Bank would have had to significantly reduce its assets or the Bank would not have met the 4% core capital to adjusted total assets requirement of the adequately capitalized category and thus would have been classified as undercapitalized for purposes of the OTS' prompt corrective action regulations.

  Citadel, with only $2.3 million in liquid assets at December 31, 1993 and ongoing expenses in connection with the contemplated Restructuring of the Company defined below, is not in a position to make further capital contributions to the Bank, nor does Citadel have ready access to additional funds under current circumstances. Management anticipates that the Bank will incur losses in the first and second quarters of 1994 that will, in the absence of a new capital infusion or a reduction in the Bank's total assets, reduce the Bank's core capital ratio to less than 4%. In an effort to maintain the Bank's core capital ratio above 4% at March 31, 1994 by downsizing its balance sheet, the Bank has entered into an agreement to sell approximately $160 million of single family and multifamily (2 to 4 units) performing loans in the first quarter of 1994. Additionally, in order to maintain the Bank's capital above the regulatory minimums necessary to continue to be designated "adequately capitalized" while the Restructuring is pursued, management continues to explore possibilities for increasing the Bank's capital, either through the issuance of new equity or the sale of assets. Management may also consider further downsizings in the Bank's balance sheet through additional loan sales, although such dispositions of income-producing assets would reduce the Bank's future income.

  If the Restructuring of the Company discussed below is not accomplished, the Bank will be required to take other actions to maintain its capital ratios, including further downsizing the Bank and raising of additional equity. If such actions are not successful, the Bank would likely become "undercapitalized" for purposes of the prompt corrective action regulations of the OTS. The consequences of becoming undercapitalized would include, but would not be limited to, (a) the obligation of Fidelity to file a capital restoration plan that is accompanied by an acceptable Citadel guarantee; (b) restrictions on asset growth, branch acquisitions and new activities; (c) a prohibition on dividends and capital distributions by Fidelity (subject to certain exceptions); and (d) increased monitoring by the OTS. An acceptable capital restoration plan guarantee would require Citadel to demonstrate appropriate assurances of its ability to perform on the guarantee. Given Citadel's current capital resources and liquidity position, no assurance can be given that such a Citadel guarantee would be found acceptable by the OTS. Failure to provide an acceptable capital restoration plan could result in additional OTS sanctions typically reserved for "significantly undercapitalized" institutions. These discretionary sanctions include, but are not limited to, (a) OTS authority to require the recapitalization, merger or sale of the Bank; (b) divestiture of subsidiaries of the Bank or a holding company divestiture of the Bank; (c) more stringent asset growth restrictions than applicable to "undercapitalized" institutions; and (d) management changes, including election of new directors, and dismissal of directors or senior officers who have held office for more than 180 days, among other things.

  Economic trends in Southern California continue to adversely affect both the delinquencies being experienced by thrifts such as Fidelity and the ability of such institutions to recoup principal and accrued interest by realization upon underlying collateral. No assurances can be given that such trends will not continue in future periods creating increasing downward pressure on the capital and earnings of thrift institutions.

  The OTS has the ability to fix specific capital-required levels for Fidelity higher than those set forth above. Fidelity is under continuing regulatory pressure to raise capital ratios.

  The Company is actively pursuing a restructuring plan that would include both the transfer to a newly-formed Citadel subsidiary or division of certain problem assets of the Bank and a sale of the Bank and Gateway (the "Restructuring"; discussions of the sale of the Bank in the context of the Restructuring include the sale of Gateway). The Company is currently seeking a strategic buyer or a new core set of equity investors for the Bank. Any such sale of the Bank will be subject to the approval of Citadel's Board of Directors (the "Board") and stockholders, as well as the OTS. Following the proposed sale of the Bank, Citadel would become a real estate company and focus on the servicing and enhancement of its loan and real estate portfolio.

  The Restructuring calls for the Bank's disposition of substantially all of its problem assets, together with a small amount of performing assets, so as to improve the attractiveness of the Bank to potential acquisition or investment candidates. Most of the Bank's problem assets would be transferred to the new Citadel real estate subsidiary or division using securitized debt financing. These assets would consist of commercial and large multifamily loans and real estate owned properties with a current net book value of approximately $401 million. The impact of the January 1994 Northridge Earthquake on the assets to be transferred is not expected to alter significantly the value of such assets. The Restructuring plan also calls for the Bank's disposition of a smaller group of problem assets, consisting primarily of smaller multifamily loans with a current net book value of approximately $81 million, in a bulk sale to a third-party purchaser or Citadel.

  While the Board will fully explore the market values of this Restructuring before making any final decisions, the Board views this approach as having the greatest potential to maximize stockholder values in the foreseeable future. In formulating the proposed Restructuring, the Company believes that the value of Fidelity to a purchaser or investor would be heavily, and perhaps excessively, discounted due to its problem assets. Thus, it was determined that the Bank's attractiveness to an acquisition or investment candidate would be enhanced if the Bank disposed of these problem assets. However, management also believes that these assets, if managed outside the environment of a federally regulated institution, present the potential for Citadel stockholders to realize future value that would not be reflected in the bulk sale price of those assets to a third party today. Accordingly, the Restructuring was designed to retain in a Citadel subsidiary or division approximately $401 million of primarily problem assets after a sale of the Bank. Management believes that an asset disposition is critical to a successful major recapitalization program for Fidelity. Citadel has commenced efforts to raise the financing necessary to consummate its problem asset purchase from Fidelity.

  Because of the significant conditions to and uncertainty in accomplishing a successful Restructuring, the Company expects that the losses associated with the Restructuring would only be incurred upon the sale of the Bank, at which time the effects of the losses on capital should be offset by either a new infusion of capital from investors, who would purchase ownership of the Bank, or a merger with another financial institution.

  The following discussion focuses on certain financial consequences of the Restructuring and is not indicative of the loss content of the Bank's assets in the absence of the restructuring or other bulk asset dispositions.

  To consummate the bulk transfers of assets to a Citadel subsidiary or division and obtain debt financing in the capital markets for the larger transfer, Fidelity would be required to write down these assets to their bulk sale values. These losses would be offset in part by the reduction in the Bank's GVA (reflecting the healthier remaining asset pool) and possible tax benefits. If the Restructuring were to be consummated in mid-1994, management's latest estimate is that the Bank's core capital, after giving effect to the writedowns on the asset transfers, tax benefits associated therewith, use of relevant reserves and extraordinary charges relating to the Restructuring, but before giving effect to any new capital infusion into the Bank by the acquiror or new investors, would be approximately $102 million. This estimate will be subject to ongoing adjustment in view of changing variables such as future earnings or losses, changes in the composition and size of the problem assets and other factors.

  The Bank does not intend to implement the above-described bulk problem asset dispositions, or to incur the consequent losses, in the absence of an acquisition of the Bank by another financial institution or financial investors who are able to infuse additional core capital into the Bank. Any such acquisition will also require the approval of Citadel's Board and stockholders, as well as the OTS, which will condition its approval in part on the adequacy of the capital of the Bank after the Restructuring.

  No assurances can be given that the proposed Restructuring can be successfully implemented.

 Sources of Funds and Liquidity

  The Bank's primary sources of operating funds are deposits, borrowings, loan payments and prepayments, loan sales and earnings.

  Deposit activity is an important factor in Fidelity's cash flow position. At December 31, 1993, Fidelity had deposits of $3.4 billion, down from $3.5 billion at December 31, 1992 and $3.9 billion at December 31, 1991. This reduction has been, in part, the natural result of the Company's determination to reduce total assets and, in part, the result of the need on the part of its depositors to withdraw funds to meet current living expenses and/or increase yields through other investments.

  As a part of its strategy of preserving and enhancing the value of its customer franchise, Fidelity has increasingly focused its efforts on attracting and retaining a greater number of profitable, low-cost transaction accounts, such as checking, passbook and money market accounts. In the year ended December 31, 1993, Fidelity increased the number of checking accounts to 94,100 from 77,400 at year-end 1992 and 65,400 at year-end 1991. Similarly, the number of passbook accounts increased from 19,700 at year-end 1991 to 24,300 at year-end 1992 and 28,100 at year-end 1993. The number of money market savings accounts declined from 21,600 at year-end 1991 to 18,800 at year-end 1992 and 15,200 at year-end 1993, primarily due to decreasing interest rates during those periods.

  The Bank has also restructured its branch network with an emphasis on providing retail financial services to its customers. In order to capture the funds moving out of traditional bank products into higher yield investments, sales of investment products have been integrated into the retail network, and new positions and compensation systems have been developed and implemented. In 1993, the Company, through Gateway, sold investment and annuities products to customers of the Bank totaling $96.4 million, compared with total sales of $79.9 million in 1992 and $57.8 million in 1991.

  During 1993, the total balance of certificates of deposit increased by $22.3 million to $2.6 billion, while the total balance of retail transaction accounts (checking, passbook and money market savings) and other lower-cost accounts decreased by $111.6 million to $729.6 million. These reductions in total balance have been influenced by lower rates of interest offered on retail accounts, causing depositors to seek increased yields through other investments. On December 31, 1993, certificates of deposit over $100,000 represented approximately 18% of total deposits compared to 16% at December 31, 1992 and 16% at December 31, 1991. Broker-originated deposits totaling $92.2 million, $12.9 million and $0 were included in certificates of deposit at the comparable periods.

  FHLB Advances are another major source of funds. At December 31, 1993, 1992 and 1991, the outstanding balances were $326.4 million, $581.4 million and $325.0 million, respectively. The decreased use of FHLB Advances in 1993 as a source of funds results primarily from the use of commercial paper, which is less costly, as an alternative source of funds.

  In an ongoing effort to diversify its funding source, the Bank started issuing commercial paper during the third quarter of 1992. The commercial paper is backed by a letter of credit from the FHLB to ensure a high quality investment grade rating. Fidelity's obligation to reimburse the FHLB for any amounts paid under the letter of credit is secured by a pledge of mortgage loans by Fidelity to the FHLB. At December 31, 1993, $239.0 million of net funds were provided by the issuance of commercial paper, compared to $65.0 million at December 31, 1992.

  The Bank also enters into reverse repurchase agreements ("repos") whereby the Bank sells securities under agreements to repurchase the securities at a specific price and date. The Bank deals only with dealers judged by management to be financially strong or who are recognized as primary dealers in U.S. Treasury securities by the FRB. In 1993, $3.8 million of net funds were provided by repo activity.

  Loan principal payments including prepayments, were a major source of funds in 1993, providing$290.0 million, compared to $469.0 million in 1992, and $408.0 million in 1991. It is anticipated that loan payments and prepayments will continue to be a major source of funds in the future.

  Another source of operating funds is the proceeds from the sale of loans which totaled $138.4 million in 1993, compared to $204.4 million in 1992 and $282.7 million in 1991. Sales of loans are dependent upon various factors, including interest rate movements, investor demand for loan products, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, desired asset size and evolving capital and liquidity requirements. In 1993, the Bank designated $321 million of adjustable rate mortgage loans as held for sale to enhance asset/liability management and liquidity. Due to the volatility and unpredictability of these factors, the volume of Fidelity's sales of loans has fluctuated significantly and therefore, an accurate estimate of future sales cannot be made at this time.

  The sale of investment and mortgage-backed securities ("MBS") also provides operating funds to the Bank. During 1993, the Bank changed its investment strategy and as a result moved its entire portfolio of its investment and mortgage-backed securities securities from the investment portfolio to the held for sale portfolio. Sales of investment securities totaled $351.8 million for the year ended December 31, 1993, compared to no such sales in 1992 and $1.5 million in 1991. Sales of MBS totaled $522.1 million in 1993 compared to no such sales during 1992 and to $273.0 million in sales during 1991.

  Sales of loans and securities from the held for investment portfolio would be caused by unusual events. The level of future sales, if any, is difficult to predict. During 1993, the Bank approved a policy of more active management of its investment portfolio with a view toward disposition of securities and loans with unfavorable risk/return profiles. This policy may result in loans being reclassified from held for investment to held for sale. Any subsequent sale of such loans would not generally be expected to result in any material gain or loss. The higher level of sales of loans and mortgage-backed securities in 1993 was from the Bank's held for sale portfolio and the result of efforts to reduce its asset size for capital planning purposes.

  At December 31, 1993 and 1992, the Bank had $367.7 million and $26.5 million, respectively, of loans in its held for sale portfolio.

  Fidelity's sources of cash are utilized in funding loans and investments, for payment of its debt obligations and in maintaining a liquidity ratio in compliance with regulatory requirements. Fidelity's total loans funded (excluding Fidelity's refinances) in the year ended December 31, 1993 were $383 million versus $386 million in the corresponding 1992 period. The Bank had commitments outstanding to originate $37.9 million in loans at market interest rates at December 31, 1993 compared to $37.5 million at December 31, 1992. In addition, the Bank had a total of $155.8 million at December 31, 1993 and $138.1 million at December 31, 1992 of unfunded loans in its pipeline.

  The overall decline in the loan pipeline resulted from: (a) a decision by the Bank to limit multifamily loan originations in accordance with the Bank's more rigorous view of multifamily loans as, in fact, business loans which require considerably more scrutiny and continuous monitoring, (b) the restructuring associated with the development and implementation of the Bank's strategy in building a mortage banking division geared toward single family residential loan originations, (c) the development of independent originators for multifamily originations, and (d) a reduction in market demand for products Fidelity desired for its portfolio.

  Fidelity also had $52.1 million in the unused balance of home equity credit lines at December 31, 1993, compared to $66.2 million at December 31, 1992 and $66.3 million at December 31, 1991. The decline in unused balances of home equity credit lines was due to a slowdown in new credit facility growth over the 1992 to 1993 period. New home equity credit lines totaled approximately $13.6 million, $26.9 million and $42.5 million for the years 1993, 1992 and 1991, respectively. The 49% decline in 1993 new home equity lines reflected significant levels of first trust deed refinancings as well as lower homeowner equity as single family housing appraisals fell from higher values of prior years. In May 1993, management implemented a new $300 home equity application fee which also contributed to a home equity volume reduction over the third and fourth quarters of 1992.

  The OTS regulations require the maintenance of an average regulatory liquidity ratio of at least 5% of deposits and short-term borrowings. Fidelity's monthly average regulatory liquidity ratio was 8.8% and 5.3% for December 1993 and 1992, respectively. Fidelity's year-end liquidity ratios were 6.1% in 1993 and 5.7% in 1992. Both Fidelity's short-term and long-term cash flow forecasts indicate an adequate liquidity margin to meet foreseeable operational demands.

  Fidelity maintains other sources of liquidity to draw upon if unforeseen circumstances should occur such as changes in regulatory liquidity, capital requirements, sudden deposit outflows or pending tax legislation. At December 31, 1993, these sources of liquidity included: (a) presently available line of credit from the FHLB of $201.7 million (assuming all of the $400 million capacity of commercial paper is used); (b) unused commercial paper facility of $96 million; (c) unpledged securities in the amount of $106.1 million available to be placed in reverse repurchase agreements or sold; and (d) unpledged loans of $1.4 billion, of which some portion would be available to collateralize additional FHLB or private borrowings or which may be securitized. In 1993, Fidelity received two capital contributions totaling $28.0 million from Citadel. See "Citadel" below for further discussion.

  Citadel has limited cash assets and no material potential cash-producing operations or assets other than its investment in Fidelity and in Gateway Investment Services, Inc., its securities brokerage subsidiary ("Gateway"). In March 1993, Citadel issued 3,297,812 shares of common stock through a rights offering to stockholders and received net proceeds of approximately $31.4 million. Of this amount, Citadel contributed $18.0 million in March 1993 and $10.0 million in December 1993 to the capital of Fidelity and retained the balance for liquidity and working capital purposes. Gateway paid a dividend of $1.0 million to Citadel in December 1993. Citadel had $2.3 million in cash and cash equivalents at December 31, 1993. Because of Fidelity's current capital levels, dividends and distributions from Fidelity will not be available to Citadel for the foreseeable future. Thus, Citadel's current cash balances, together with future dividends from Gateway, are the only sources of cash to Citadel. Gateway's ability to pay dividends may be restricted by certain regulatory net capital rules. See Item 1. "Business--Regulation and Supervision--Gateway." Management believes that Citadel's cash resources will only be sufficient to meet Citadel expenditures through mid-1994. If the Restructuring is not completed at such time, Citadel will be required to raise additional cash to fund its expenditures, and no assurances can be given that Citadel will be able to raise any such funds.

  The Bank entered into a Subordinated Loan Agreement dated as of May 15, 1990 (the "Subordinated Loan Agreement") pursuant to which $60 million in subordinated notes (the "Notes") are outstanding, which Notes are guaranteed by Citadel. The Subordinated Loan Agreement, among other covenants, contains a provision requiring Fidelity to maintain a consolidated tangible net worth at least equal to the greater of (a) $170 million plus 50% of consolidated net earnings since January 1, 1990, or (b) 3.25% of consolidated assets. As stated above, management anticipates that additional losses are likely to be incurred during 1994 and that, as a result, consolidated tangible net worth may be reduced to less than $170 million during the first quarter of 1994. However, management's projections for 1994 indicate that the Bank's consolidated tangible net worth will remain above the net worth requirement under the foregoing clause (a) through the first quarter of the year, assuming the formula in clause (a) permits a reduction of the $170 million test if a consolidated net loss has been sustained since January 1, 1990. Under this interpretation, the amount of consolidated tangible net worth necessary to meet the requirement of clause (a) would be $153.9 million at December 31, 1993 and would be further reduced by 50% of all losses during 1994. The amount of consolidated tangible net worth necessary to meet the requirement of clause (b) was less than $153.9 million at December 31, 1993. As of December 31, 1993, the Bank's consolidated tangible net worth amounted to $180.2 million. Management's projections for the balance of 1994 indicate that the Bank's consolidated tangible net worth will remain above the net worth requirement under the test of either clause (a) (assuming it is interpreted as described above) or clause
(b) only if the Restructuring is accomplished or other capital-raising efforts are successful.

  The holders of the Notes could take the position that the amount under clause
(a) may not be reduced by losses to less than $170 million. Under that position, Fidelity would be in violation of the covenant as soon as consolidated tangible net worth were reduced to less than $170 million. Management believes that such position is not correct; however, there can be no assurance that such position would not prevail if the issue were ever tested in court. If the above covenant were violated, the holders of 66 2/3% in aggregate principal amount of the Notes would be entitled to declare the entire amount of the Notes immediately due and payable. However, if such acceleration would result in the Bank's failure to meet applicable regulatory capital requirements, the holders would be prohibited from accelerating the Notes without the prior approval of the OTS. If the Bank failed to make such payment, Citadel would be required to make such payment under its guarantee of the Notes. Management anticipates that Citadel's funds would be insufficient to make such payment, unless additional funds were raised.

  The holders of the Notes have power of approval over certain matters, including certain asset sales, and may require a repurchase of the Notes upon a "Significant Event." Management believes that neither the approval of the holders nor a Significant Event repurchase offer would be required for consummation of the proposed Restructuring if an acquiror of the Bank has outstanding, immediately prior to the closing of the Restructuring, unsecured debt with a credit rating of BBB or better by Standard & Poor's Corporation or Baa2 or better by Moody's Investors Service, Inc. and various financial tests are satisfied after giving effect to the Restructuring. However, should the Restructuring be found to trigger the Significant Event repurchase requirement, Fidelity could be required to pay the principal balance of the Notes of $60 million plus accrued interest and a premium of approximately $12.8 million (calculated as of December 31, 1993). Also, if the consent of the holders should be required under any of the covenants of the Subordinated Loan Agreement but not be obtained, an event of default would occur under the Subordinated Loan Agreement (subject to grace or cure periods in the case of certain covenants) if the Restructuring is completed.

  On March 4, 1994, Chase Manhattan Bank, N.A. ("Chase"), one of four lenders under the Subordinated Loan Agreement, sued Fidelity, Citadel and Citadel's Chairman of the Board, alleging, among other things, that the transfer of assets pursuant to the Restructuring would constitute a breach of the Subordinated Loan Agreement, including the tangible net worth and various other financial tests contained therein, and seeking to enjoin the Restructuring and to recover damages in unspecified amounts. In addition, the lawsuit alleges that past responses of Citadel and Fidelity to requests by Chase for information regarding the Restructuring violate certain provisions of the Subordinated Loan Agreement and that such alleged violations, with the passage of time, have become current defaults under the Subordinated Loan Agreement. While the other three lenders under the Subordinated Loan Agreement hold $25 million of the Notes, none of them has joined Chase in this lawsuit. The Company is evaluating the lawsuit and, based on its current assessment, the Company does not believe that the allegations have merit.

  Any violation of the tangible net worth covenant or the occurrence of any other event of default under the Subordinated Loan Agreement would also result in a cross default under Fidelity's debt agreements with the FHLB (whether or not the Notes are accelerated) and entitle the FHLB to declare all amounts outstanding to become immediately due and payable. Also, the FHLB may elect not to make further Advances to the Bank and may prevent the Bank from issuing further commercial paper under its existing facility.

ASSET QUALITY

  The Bank continues to be principally involved in the Southern California single family and multifamily (2 units or more) residential lending businesses. At December 31, 1993, 20.8% of Fidelity's total loan portfolio (including loans held for sale) consisted of California single family residences while another 71.2% consisted of California multifamily dwellings. At December 31, 1992, 21.1% of Fidelity's loan portfolio consisted of California single family residences and 70.2% consisted of California multifamily dwellings. Current Southern California economic conditions have adversely impacted the credit risk profile of the Bank's loan portfolio.

  The Company's performance continues to be adversely affected by increased foreclosure activities of the Bank reflecting the continued weakness of the Southern California economy and a depressed real estate market. Nonperforming assets increased slightly to $235.6 million at December 31, 1993 from $234.4 million at December 31, 1992. Classified assets increased from $353.7 million in 1992 to $372.5 million at December 31, 1993. Troubled debt restructuring declined by $58.6 million in 1993 to $28.7 million as of December 31, 1993 compared to $87.3 million at December 31, 1992. Asset quality details of Fidelity are as follows:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1993      1992
                                                             --------  --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Nonperforming Assets ("NPAs"):
 Nonaccruing loans.......................................... $ 93,475  $112,041
 ISF........................................................   28,362    47,324
 Foreclosed real estate.....................................  122,226    88,659
 REO GVA....................................................   (8,442)  (13,619)
                                                             --------  --------
  Total NPAs................................................ $235,621  $234,405
                                                             ========  ========
  Nonaccruing loans to total assets.........................     2.13%     2.38%
                                                             ========  ========
  NPAs to total assets......................................     5.37%     4.99%
                                                             ========  ========
NPAs and Troubled Debt Restructuring ("TDR"):
 NPAs....................................................... $235,621  $234,405
 Classified TDRs............................................   23,650    44,308
 Nonclassified TDRs.........................................    5,062    42,996
                                                             --------  --------
  Total NPAs and TDRs....................................... $264,333  $321,709
                                                             ========  ========
  TDRs to total assets......................................     0.65%     1.86%
                                                             ========  ========
 NPAs and TDRs to total assets..............................     6.03%     6.85%
                                                             ========  ========
Classified Assets:
 NPAs....................................................... $235,621  $234,405
 Performing loans with increased risk.......................  125,720   108,442
 Real estate held for investment............................   11,161    10,891
                                                             --------  --------
  Total classified assets...................................  372,502   353,738
Criticized assets (Special Mention assets)..................  199,826   146,411
                                                             --------  --------
  Total classified and criticized assets.................... $572,328  $500,149
                                                             ========  ========
 Classified assets to total assets..........................     8.49%     7.53%
                                                             ========  ========
 Classified and criticized assets to total assets...........    13.05%    10.65%
                                                             ========  ========
Nonperforming Asset Ratios:
 REO (including ISF) to NPAs................................    60.33%    52.20%
 Foreclosed real estate to NPAs.............................    48.29%    32.01%
 Nonaccruing loans to NPAs..................................    39.67%    47.80%
 ISF to NPAs................................................    12.04%    20.19%

  There was a marked shift in the composition of NPAs in 1993. Foreclosed real estate increased from 32.0% of NPAs at December 31, 1992 to 48.3% at December 31, 1993 while nonaccruing loans and in-substance foreclosures declined from 68.0% to 51.7% in the same time period. This shift may be an indicator that the problem assets are working their way through the system toward eventual resolution. However, as stated previously, the Southern California economy remains weak and no assurance can be made that problem assets will not increase in the future.

  Loans are categorized as ISF based upon meeting all of the following three criteria: (a) the borrower currently has little or no equity at fair market value in the underlying collateral, (b) the only source of repayment is the property securing the loan, and (c) the borrower has abandoned the property or will not be able to rebuild equity in the foreseeable future. The Bank generally places a loan on nonaccrual status whenever the payment of interest is 90 or more days delinquent, or earlier if a loan exhibits materially deficient characteristics.

  In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." This statement prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in TDRs. SFAS No. 114 defines a loan as impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. This statement also clarified the existing accounting for ISFs by stating that a collateral dependent real estate loan would be reported as REO only if the lender had taken possession of the collateral.

  Additionally, in June 1993, the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, Federal Reserve Board and Office of Thrift Supervision issued a joint statement providing interagency guidance on the reporting of ISFs. This joint statement clarified that losses must be recognized on real estate loans that meet the existing ISF criteria based on fair value of the collateral, but such loans need not be reported as REO unless possession of the underlying collateral has been obtained. The Company intends to adopt SFAS No. 114 as of January 1, 1994. As the Bank already measures impairment based on the fair value of the collateral, the estimated impact of such application will consist of a reclassification of ISFs on the statement of financial condition from REO to loans. This reclassification will also result in an increase in nonaccrual loans. As NPAs consist of nonaccrual loans plus REO, this shift from ISF to nonaccrual loans will not affect the level of NPAs. At December 31, 1993 and 1992, the amount of ISFs totaled $28.4 million, and $47.3 million, respectively. This shift would not have had a material impact on the results of operations had this standard been in effect at December 31, 1993.

  The Bank has modified the terms of certain loans that resulted in those loans being defined as TDRs according to SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". TDRs represent loans that are current as to payment of principal and interest, but have had their terms renegotiated to a more favorable position for the borrower due to an inability to meet the original terms of the note. Troubled debt restructurings decreased by $58.6 million during 1993 as a number of borrowers were either able to return to the original payment terms at the expiration of the modification period or the loans migrated to nonperforming loans or REO. The average loan balance of loans being modified has also declined, further reducing TDRs.

  Classified assets consist of NPAs and all other assets classified for internal and regulatory purposes, including other assets that are currently performing, but exhibit deficiencies that indicate the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected ("performing loans with increased risk"). Classified assets are assigned to one of the following three categories in the order of increasing credit risk: (a) Substandard - an asset with well-defined weaknesses characterized by a distinct possibility that some loss will be sustained if the weaknesses are not corrected, (b) Doubtful - an asset which has all the weaknesses of a Substandard asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable, and (c) Loss - an asset, or portion thereof, considered uncollectible and of such little value that a loss classification is warranted; the amount identified as loss can be charged off or a specific reserve established for the amount considered uncollectible. As of December 31, 1993, classified assets were $372.5 million (8.49% of total assets), increasing from $353.7 million (7.53% of total assets) at December 31, 1992 and $228.4 million (4.46% of total assets) as of December 31, 1991. The increase in classified assets in 1993 consisted primarily of a sharp increase in performing loans with increased risk.

  The increase in classified assets in 1992 primarily consisted of the increase in NPAs of $109.7 million and the increase of performing loans with increased risk of $19.3 million (primarily attributed to 25 multifamily residential loans in Southern California and two commercial and industrial complexes in Southern California).

  In addition to classifying assets, the Bank also designates certain assets as Special Mention which are considered criticized assets but not classified as they do not currently expose the Bank to a sufficient degree of risk to warrant an adverse classification. However, they do possess credit deficiencies or potential weaknesses deserving management's close attention. If uncorrected, such weaknesses or deficiencies may expose an institution to an increased risk of loss in the future.

  Criticized assets consist of loans on 1 to 4 unit properties which are 60 to 89 days delinquent and on other multifamily properties (5 units and over) which are 30 to 89 days delinquent, assets in bankruptcy less than 60 days delinquent, and all other assets otherwise criticized for internal or regulatory purposes. Total criticized assets increased by $53.4 million during 1993 due to an increase in delinquent loans and loans having delinquent property taxes and as the result of increased internal review.

  Total loan delinquencies decreased by $3.8 million during 1993. This decrease was due primarily to the migration of loans delinquent 90 days and over to REO.

  The following table illustrates the trend of delinquencies of the respective loan portfolios:

            NET LOAN DELINQUENCIES TO NET REAL ESTATE LOAN PORTFOLIO

                                                               DECEMBER 31,
                                                            -------------------
                                                              1993      1992
                                                            --------  ---------
                                                               (DOLLARS IN
                                                                THOUSANDS)
Delinquencies by number of days:
 30 to 59 days.............................................     0.92%      0.82%
 60 to 89 days.............................................     0.64       0.39
 90 days and over..........................................     2.15       2.36
                                                            --------  ---------
 Loan delinquencies to net loan portfolio..................     3.71%      3.57%
                                                            ========  =========
Delinquencies by property type:
 Single family:
  30 to 59 days............................................ $  7,480  $   7,939
  60 to 89 days............................................    2,497      3,665
  90 days and over.........................................   12,661     14,064
                                                            --------  ---------
                                                              22,638     25,668
                                                            --------  ---------
 Percent to respective loan portfolio......................     2.85%      3.00%
 Multifamily (2 to 4 units):
  30 to 59 days............................................    3,599      1,432
  60 to 89 days............................................    1,707      1,180
  90 days and over.........................................   15,652      6,372
                                                            --------  ---------
                                                              20,958      8,984
                                                            --------  ---------
 Percent to respective loan portfolio......................     4.16%      1.70%
 Multifamily (5 to 36 units):
  30 to 59 days............................................   16,948     15,927
  60 to 89 days............................................   12,770      9,241
  90 days and over.........................................   34,746     33,627
                                                            --------  ---------
                                                              64,464     58,795
                                                            --------  ---------
 Percent to respective loan portfolio......................     3.60%      3.13%
 Multifamily (37 units and over):
  30 to 59 days............................................    4,114      5,623
  60 to 89 days............................................    5,035      1,223
  90 days and over.........................................    4,358     23,691
                                                            --------  ---------
                                                              13,507     30,537
                                                            --------  ---------
 Percent to respective loan portfolio......................     3.35%      6.89%
 Commercial & Industrial:
  30 to 59 days............................................    2,048      1,807
  60 to 89 days............................................    1,723         --
  90 days and over.........................................   12,443     15,772
                                                            --------  ---------
                                                              16,214     17,579
                                                            --------  ---------
 Percent to respective loan portfolio......................     5.45%      5.05%
 Total loan delinquencies, net............................. $137,781  $ 141,563
                                                            ========  =========

  California has been hit particularly hard by the current recession and Southern California has experienced the brunt of the economic downturn in the state. While the rest of the nation is experiencing a modest economic recovery, the Southern California economy remains sluggish with higher unemployment than elsewhere in the country and real estate values that continue to deteriorate. There can be no assurances that these economic conditions will improve in the near future. Consequently, rents and real estate values may continue to decline which may affect future delinquency and foreclosure levels and may adversely impact the Bank's asset quality, earnings performance and capital.

  The Bank recorded additions to its allowances for estimated loan losses and real estate losses totaling $95.3 million during 1993 compared to $69.0 million in 1992. The total allowances for such losses consist of the sum of the GVA for both loans and real estate and all specific loss reserves for assets classified as "Loss." These provisions have been made in response to continuing deterioration of the Bank's loan portfolio. In the opinion of the Bank, this deterioration is caused by the decline in apartment occupancy levels and of rents available to apartment owners in Southern California; downward revisions in projections as to inflation and rental income growth; the increased returns currently being required by purchasers of multifamily income-producing properties; announced cutbacks in public sector spending; the general illiquidity in the Southern California market for multifamily income-producing properties; and the continuing high level of unemployment in and migration of skilled and white collar labor from Southern California. The Bank's combined GVA for loan and real estate losses at December 31, 1993 was $80.0 million or 2.03% of total loans and real estate up from $75.6 million or 1.82% at December 31, 1992 and $52.4 million or 1.13% at December 31, 1991.

   The following table summarizes Fidelity's reserves, writedowns and certain coverage ratios at the dates indicated:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1993         1992
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
Loans:
 GVA.................................................  $    71,578  $    60,802
 Specific reserves...................................       12,254        3,475
                                                       -----------  -----------
  Total allowance for estimated losses...............  $    83,832  $    64,277
                                                       ===========  ===========
 Writedowns(1).......................................  $     4,251  $     5,574
                                                       ===========  ===========
 Total allowance and loan writedowns to gross loans..         2.32%        1.72%
 Loan GVA to loans and ISF...........................         1.88%        1.49%
 Loan GVA to nonaccruing loans and ISF...............        58.75%       38.15%
 Nonperforming loans to total loans..................         2.52%        2.83%
Owned Real Estate (including ISF and real estate held
 for investment):
 REO GVA.............................................  $     8,442  $    13,619
 GVA on real estate held for investment..............          --         1,200
 Specific reserves...................................        9,273        1,631
                                                       -----------  -----------
  Total allowance for estimated losses...............  $    17,715  $    16,450
                                                       ===========  ===========
 Writedowns(1).......................................  $    90,901  $    79,041
                                                       ===========  ===========
 Total REO allowance and REO writedowns to gross REO.        37.41%       34.97%
 REO GVA to REO (excluding ISF)(2)...................         6.91%       15.36%
Total Loans and REO:
 GVA.................................................  $    80,020  $    75,621
 Specific reserves...................................       21,527        5,106
                                                       -----------  -----------
  Total allowance for estimated losses...............  $   101,547  $    80,727
                                                       ===========  ===========
 Writedowns(1).......................................  $    95,152  $    84,615
                                                       ===========  ===========
 Total allowance and writedowns to gross loans and
  REO (including ISF)................................         4.87%        3.88%
 Total GVA to loans and REO (including ISF)(2).......         2.03%        1.82%
 Total GVA to NPAs(2)................................        32.79%       30.49%

- --------
(1) Writedowns include cumulative charge-offs taken on outstanding loans and REO as of the date indicated.

(2) Loans, REO and NPAs in these ratios are calculated prior to the reduction for loan and REO GVA, but are net of specific reserves.

  During current market conditions, the Bank rarely sells REO for a price equal to or greater than the loan balance, and the losses suffered are impacted by the market factors discussed elsewhere in this report. REO is recorded at acquisition at the lower of the recorded investment in the subject loan or the fair market value of the assets received. The fair market value of the assets received is based upon a current appraisal adjusted for estimated carrying, rehabilitation and selling costs. The Bank's policy has been generally to proceed promptly to market the properties acquired through foreclosure, and the Bank often makes financing terms available to buyers of such properties. Generally, the Bank experiences higher losses on sales of REO properties for all cash, as opposed to financing the sale. However, by financing the sale, the Bank incurs the risk that the loan may not be repaid. During 1993, the Bank sold 210 REO properties for net sales proceeds of $83.5 million, with a gross book and net book value totaling $138.5 million and $89.8 million, respectively. This compares to 43 properties sold in 1992 for net sales proceeds of $25.6 million, with a gross book and net book value of $34.9 million and $27.6 million, respectively. The loss on sale of REO (i.e., the shortfall between the net proceeds and net book value) is charged to the REO GVA upon sale.

  The Company is pursuing its Restructuring plan, including the possible transfer of a significant portion of certain Fidelity assets (including substantially all of its problem assets). As a result of such plan the Bank is not currently marketing the assets expected to be transferred in the Restructuring transaction, and thus a slowdown from the rate at which REO properties were disposed in 1993 can be expected in the first half of 1994.

  During 1993, 1992 and 1991, the Bank charged off a total of $79.4 million, $41.2 million and $25.6 million, respectively, on loans and on real estate owned. The following table indicates the charge-offs and recoveries by property type for the respective years:

                                          YEAR ENDED DECEMBER 31,
                             --------------------------------------------------
                                   1993             1992             1991
                             ---------------- ---------------- ----------------
                             NUMBER OF        NUMBER OF        NUMBER OF
                             PROPERTIES TOTAL PROPERTIES TOTAL PROPERTIES TOTAL
                             ---------- ----- ---------- ----- ---------- -----
                                           (DOLLARS IN MILLIONS)
Charge-offs:
 Properties in California:
  Multifamily (2 units and
   over)....................    311     $70.8     92     $27.8     12     $ 4.6
  Commercial................     11       3.9     11       9.6      3       0.3
  Single family residences..     64       3.5     36       1.7      4       0.1
  Single family development
   projects.................     --        --     --        --      2       5.5
  Hotels....................      1       0.9     --        --      3       2.9
 Out-of-state properties:
  Commercial................      2       0.3      2       2.1      2       3.8
  Hotels....................     --        --     --        --      2       7.4
  Multifamily (2 units and
   over)....................     --        --     --        --      3       1.0
                                ---     -----    ---     -----    ---     -----
 Total charge-offs..........    389      79.4    141      41.2     31      25.6
                                ===              ===              ===
Recoveries..................    129       5.0     13       0.5     11       3.0
                                ===     -----    ===     -----    ===     -----
  Net charge-offs...........            $74.4            $40.7            $22.6
                                        =====            =====            =====

  The following table presents loan and REO charge-offs by property type and year of loan origination for the year ended December 31, 1993:

                                               YEAR OF ORIGINATION
                                 -----------------------------------------------
                                 TOTAL 1992 1991  1990  1989  1988  1979 TO 1987
                                 ----- ---- ---- ------ ----- ----- ------------
                                              (DOLLARS IN MILLIONS)
PROPERTY TYPE:
 Single Family.................. $ 3.5 $ -- $0.3 $  2.1 $ 0.8 $ 0.3    $  --
 Multifamily:
  2 to 4 units..................   5.0   --  0.1    3.6   0.8   0.4      0.1
  5 to 36 units.................  44.0  0.1  6.0   21.7   7.4   4.5      4.3
  37 units and over.............  21.8   --  0.8    9.1   0.9   5.0      6.0
                                 ----- ---- ---- ------ ----- -----    -----
   Total multifamily............  70.8  0.1  6.9   34.4   9.1   9.9     10.4
 Commercial and industrial......   5.1   --   --     --   0.5   1.1      3.5
   Total charge-offs............ $79.4 $0.1 $7.2 $36.5. $10.4 $11.3    $13.9
                                 ===== ==== ==== ====== ===== =====    =====

  The following table presents loan and REO charge-offs by property type and year of loan origination for the year ended December 31, 1992:

                                                 YEAR OF ORIGINATION
                                     -------------------------------------------
                                     TOTAL 1991 1990  1989 1988 1977 TO 1987
                                     ----- ---- ----- ---- ---- ------------
                                              (DOLLARS IN MILLIONS)
PROPERTY TYPE:
 Single Family...................... $ 1.7 $0.2 $ 1.1 $0.3 $ --    $ 0.1
 Multifamily:
  2 to 4 units......................   2.2   --   1.9  0.3   --
  5 to 36 units.....................  12.4  0.2   7.7  2.1  0.3      2.1
  37 units and over.................  13.2  0.7   1.6  3.5  4.0      3.4
                                     ----- ---- ----- ---- ----    -----
   Total multifamily................  27.8  0.9  11.2  5.9  4.3      5.5
 Commercial and industrial..........  11.7   --   0.7   --  0.7     10.3
                                     ----- ---- ----- ---- ----    -----
   Total charge-offs................ $41.2 $1.1 $13.0 $6.2 $5.0    $15.9
                                     ===== ==== ===== ==== ====    =====

  The following table presents Fidelity's real estate loan portfolio (including loans held for sale) as of December 31, 1993 by year of origination and type of security:

                                               YEAR OF ORIGINATION
                         ----------------------------------------------------------------
                                                                                           1987 AND
                           TOTAL      1993     1992     1991     1990     1989     1988     PRIOR
                         ---------- -------- -------- -------- -------- -------- -------- ----------
                                              (DOLLARS IN THOUSANDS)
Property type:
 Single family.......... $  792,054 $118,802 $ 54,035 $ 40,417 $105,854 $ 73,466 $149,435 $  250,045
 Multifamily:
   2 to 4 units.........    505,219   36,822   23,892   50,069  139,430   77,837  100,182     76,987
   5 to 36 units........  1,795,374   92,798  118,176  205,279  479,998  216,091  273,376    409,656
   37 units and over....    406,330   12,861   15,753    8,049   59,566   75,111   62,990    172,000
                         ---------- -------- -------- -------- -------- -------- -------- ----------
     Total multifamily..  2,706,923  142,481  157,821  263,397  678,994  369,039  436,548    658,643
 Commercial and
  industrial............    300,589    1,332      815    1,821   11,532   53,936   65,239    165,914
                         ---------- -------- -------- -------- -------- -------- -------- ----------
     Total mortgage
      loans receivable.. $3,799,566 $262,615 $212,671 $305,635 $796,380 $496,441 $651,222 $1,074,602
                         ========== ======== ======== ======== ======== ======== ======== ==========
Loans by year of
 origination to total...     100.0%     6.9%     5.6%     8.0%    21.0%    13.1%    17.1%      28.3%
                         ========== ======== ======== ======== ======== ======== ======== ==========

  During the years 1990, 1989 and 1988, Fidelity originated loans at peak levels totaling $1,211.3 million, $897.6 million and $1,467.1 million, respectively. During 1993, the Bank reserved and/or charged off amounts corresponding to these peak origination years totaling $36.5 million, $10.4 million and $11.3 million, respectively. These losses were due primarily to the decline of the California economy and real estate market. Multifamily (5 or more units) and commercial loans accounted for a substantial percentage of such losses, and as a result, the Bank has reduced recent loan origination activities in these areas. However, continued downward pressure on the economy and real estate market could lead to additional losses in these portfolios.

  The ongoing uncertainty in the Southern California economy, the weak real estate market and the level of the Bank's nonperforming assets continue to be significant concerns to the Company. The Bank increased the staff of the Real Estate Asset Management ("REAM") Group in 1993 from 13 to 40 in order to handle the increased number of foreclosed properties and the increased volume of loan workout requests. In 1993, the REAM Group sold 210 properties, generating net sales proceeds of $83.5 million and restructured109 loans with an aggregate gross book value of $89.1 million. These increased loan workout activities are expected to continue in 1994, due primarily to the January 1994 Northridge Earthquake, property tax delinquencies and the continued soft real estate market. The REAM Group will shift its focus to bulk sales transactions in 1994 and concentrate its efforts on the "hands on" management of its real estate assets. All of these factors may require additional loss provisions, as the Bank performs its quarterly reviews of the adequacy of its allowance for estimated losses on loans and real estate, based upon the then current economic environment.

  If economic conditions in Southern California do not improve and delinquent loans continue at current levels, it is likely that Fidelity will need to establish further reserves in 1994. If the trend continues, no assurances can be given that potentially significant additional reserves will not be needed in future periods.

  As of December 31, 1993, Fidelity's 15 largest borrowers accounted for $226.7 million of gross loans. A number of these borrowing relationships also include Fidelity's largest loans. Details of these relationships follow:

                           NUMBER                        TOTAL                          LARGEST
                             OF                        AMOUNT OF                        SINGLE
      BORROWER             LOANS                         LOANS                           LOAN
      --------             ------                      ---------                        -------
        1                    46(1)                     $ 31,486(2)                      $9,934
        2                     9                          27,340(2)                      11,122
        3                     3                          23,880                         15,081
        4                     3                          20,714(2)                      13,912
        5                    55                          16,159                          6,570
        6                     1                          13,929                         13,929
        7                     3                          13,810                         13,682
        8                     2                          11,355                          5,845
        9                     3                          11,057                          6,826
       10                     1                          10,253                         10,253
       11                     9                          10,229(2)                       3,484
       12                     1                          10,056                         10,056
       13                     1                           9,276                          9,276
       14                     3                           8,765(2)                       7,550
       15                     5                           8,404                          3,101
                                                       --------
                                                       $226,713
                                                       ========

- --------
(1) Includes 9 loans totaling $8.0 million that were considered as ISF as of December 31, 1993.

(2) Amounts are shown net of participations.

  Fidelity's 10 largest loans aggregated $114.8 million at December 31, 1993, of which $21.1 million was classified as Substandard and $37.9 million was listed as Special Mention. As of December 31, 1993, 3 of Fidelity's 5 largest borrowers and 4 of Fidelity's 15 largest borrowers had loans either considered nonperforming or performing with increased risk.

  At December 31, 1993, Fidelity had approximately $31.5 million total loans outstanding (including 9 loans designated as ISF) to its largest borrower on 46 loans secured by multifamily apartment dwellings located in the San Gabriel Valley and eastern Los Angeles areas. Of the total loans, $24.1 million were classified as Substandard, including the 9 loans considered ISF. Fidelity began discussions with the borrower regarding modifications in mid-1993. In January 1994, Fidelity completed the restructure of $3.3 million of loans and is continuing the modification process with the remaining loans.

  During 1992, Fidelity's second largest borrower was in default on eight of that borrower's nine loans. Six of the eight defaulted loans were restructured in 1992 allowing the borrower to make interest only payments through the end of 1992. The remaining two loans in default were modified in February 1993 to include interest only payments through June 1993. These two loans were classified as Substandard and identified as TDRs. As of December 31, 1993, seven of the loans totaling $24.6 million were 29 days delinquent and one totaling $2.1 million was 59 days delinquent. At December 31, 1993, 5 loans totaling $17.2 million were classified as Substandard. Fidelity has entered into a forebearance agreement with the borrower whereby Fidelity agreed not to instigate foreclosure proceedings against the borrower's eight properties securing the loans until February 28, 1994, in exchange for $150,000. Fidelity is currently pursuing a workout arrangement with the borrower. However, the January 1994 Northridge Earthquake has further complicated the situation, as several of the borrower's properties are located in the most severely damaged areas. In January 1994, an additional 3 loans totaling $9.5 million were moved to the Substandard classified loans, for a total of 8 loans and $26.7 million.

  It is the Bank's practice to review the adequacy of its GVA on loans and real estate owned on a quarterly basis. The Bank uses two methodologies in determining the adequacy of its GVA. These are delinquency migration and classification methods. The delinquency migration method attempts to capture the potential future losses as of a particular date associated with a given portfolio of loans, based on the Bank's own historical experience over a given period of time, in a 4-step process: first, estimate the percentage of a given portfolio of performing loans which will become newly delinquent; second, evaluate the probability that new delinquent loans will become REO; third, calculate the historical loss ratio on REO and other problem loans; and fourth, derive the resulting potential losses for the portfolio of performing loans by multiplying the corresponding potential amount of REO with the reserve factor.

  The likelihood that new delinquent loans will become REO is estimated historically by tracing the percentage of the balances of a given set of new delinquent loans that have migrated toward an increasingly worse credit status: i.e., the percentage of the balances of 30 to 59 days delinquent loans that have become 60 to 89 days delinquent; then the percentage of the balances of these loans that have become at least 90 days delinquent; and the percentage of the balances of these loans which have become REO. To ensure that the historically derived percentages are calculated on a consistent basis, only those loans that have become newly delinquent are traced through the different stages of delinquencies all the way to REO.

  The total projected loss associated with a given portfolio of performing and nonperforming loans and REO is calculated by summing the losses corresponding to each credit status category at a given point in time. The result is sensitive to a number of factors, including the historical period over which the estimates are derived; the growth pattern of the portfolio, the composition of the portfolio and the stability of the underwriting criteria over the period covered.

  The Bank has derived migration statistics over past periods and updates them quarterly to take into account the most recent trends. The Bank has applied the results of such methodology with respect to the December 31, 1993 financial statements and the Bank updates its analysis quarterly. The Bank has observed an increasing delinquency trend as a percentage of the net real estate loan portfolio and during 1993, as property values deteriorated, the resulting historical loss ratios increased. Continuation of these trends may increase the historical loss ratios in 1994.

  The second methodology for determining the adequacy of GVA is the classification method. During 1993, the Bank utilized this approach to analyze classifications including Pass, Special Mention, Substandard, Doubtful and Loss. A reserve factor is applied to each aggregate classification level by asset collateral type in an effort to estimate the loss content in the portfolio. The Company's actual loss experience with Pass and Special Mention assets is 0.0% while the actual loss experience on Substandard assets is 23.5%. Again, the Company has observed an increase of classified loans at all levels which will inevitably lead to increased estimates of loss exposure under this method. See Item 1. "Business--Regulation and Supervision--Classification of Assets."

  Each quarter, the Bank calculates a range of loss using both methodologies. Once a range is established, the Company applies judgment and a knowledge of particular credits, trends in the market, and other factors to estimate the GVA amount. As of December 31, 1993, the Bank's GVA was approximately $80.0 million.

  Once a GVA is estimated, the Bank applies three separate stress tests to the portfolio to analyze the ability of the Bank to maintain adequate capital levels under different economic scenarios. This process is considered appropriate given the weak economy and the unstable market in which the Bank operates. The scenarios range from mild change (continuation of current rates of loss migration and expected percentage loss estimates) to severe change (the worst experience in the 1980s in Texas and Arizona). The Bank's peak loan balance was reached in late 1990 and early 1991. The stress tests assume the losses in the peak portfolio will be experienced for the most part over a five-year cycle and that three years of this cycle has lapsed. The peak portfolio performance is stressed with a variety of projected levels of NPA, REO, and loss on sale of REO. Projected losses are first absorbed by current levels of GVA, then by forecasted Company earnings over the remaining three years of the assumed cycle. Tangible capital ratios are then calculated for each of the economic scenarios. At December 31, 1993, these studies showed the Company could maintain capital in excess of the 1.5% minimum required level of tangible capital under the capital regulations and the 2.0% level of tangible equity to total assets required to avoid being "critically undercapitalized," as defined by the OTS regulations implementing the FDICIA prompt corrective action requirements. See "Capital Resources and Liquidity" and Item 1. "Business-- Regulation and Supervision--FDICIA Prompt Corrective Action Requirements." The foregoing exercise is only a test, based on assumptions that can change at any time. There can be no assurance that the Bank would be allowed to operate independently if its tangible capital began to approach the minimum required levels.

  If the OTS disagrees with management's assessment of the adequacy of such reserves, it can effectively require Fidelity to increase its reserves to levels satisfactory to the OTS. The Bank increased its GVA for losses on loans and real estate to approximately $80.0 million at year-end 1993 from its third quarter 1993 level of approximately $71.0 million in part to address OTS concerns regarding the Bank's asset quality. If the Restructuring is not successful and the Bank has no viable problem asset disposition alternative, the Bank anticipates that it may be required to increase its GVA to higher levels that cannot currently be determined.

  Approximately 71.1% of Fidelity's loan portfolio consisted of loans secured by multifamily properties at December 31, 1993. Although, in the view of the Bank, this portfolio is less sensitive to the effects of the recession than those of institutions which have emphasized commercial and/or construction lending, it is likely to be more sensitive than the portfolios of institutions which have placed greater emphasis on single family residential lending.

IMPACT OF INFLATION

  The Company's assets and liabilities are primarily monetary in nature and are affected most directly by changes in interest rates rather than other elements of the Consumer Price Index. As a result, increases in the prices of goods and services do not have a significant impact on the Company's results of operations.

INTEREST RATE RISK MANAGEMENT

  Prevailing economic conditions, particularly changes in market interest rates, as well as governmental policies and regulations concerning, among other things, monetary and fiscal affairs, significantly affect interest rates and a savings institution's net interest income. Fidelity actively manages its assets and liabilities in an effort to mitigate its exposure to interest rate risk, but it cannot eliminate this exposure entirely without unduly affecting its profitability. As is the case with many thrift institutions, Fidelity's deposits historically have matured or repriced more rapidly than its loans and other investments, and consequently, increases in market interest rates have tended to reduce Fidelity's net interest income, while decreases in market interest rates have tended to increase its net interest income.

  Fidelity's interest rate risk ("IRR") management plan is aimed at maximizing net interest income while controlling interest rate risk exposure in terms of market value of portfolio equity, consistent with the objectives and limits set by the Board of Directors and applicable regulations. Financial institutions, by their funds intermediation function, gather deposits which have a different duration than the loans that they originate, i.e., interest rate risk exposure is an inherent characteristic of the banking business. The IRR management plan is designed to maintain interest rate exposure within target limits. Elimination of interest rate risk is usually not cost effective; while excess exposure could result in additional capital requirements.

  There are two ways by which Fidelity maintains its exposure profile within satisfactory limits: first, by explicitly changing the composition of its balance sheet; second, by the use of financial instruments, often in the form of off-balance sheet derivative products. The extent to which Fidelity elects to use either or both of these methods will depend on the observed preferences of its customers, time horizon of its objectives (short-term versus long-term objectives), conditions in the financial markets (especially volatility of interest rates and steepness of the yield curves), its operating characteristics and the associated cost/benefit tradeoffs.

  In accordance with the Company's IRR management plan, the Company continues to monitor its interest rate risk position and to maintain its sensitivity to rate changes within desired limits. The balance sheet strategies consist of reducing basis risk by adding market index loans to the asset portfolio and decreasing liability sensitivity by encouraging growth of its transactions account base. The Bank provides products to meet its customers' needs. The Bank uses derivative products and changes its asset mix to maintain its desired risk profile in response to changing customers' preference.

  The Company continues to naturally reduce its IRR exposure by originating ARM loans for its portfolio. Since 1985, the Company has consistently moved toward building a portfolio consisting predominantly of interest rate sensitive loans. ARM loans comprised 96% of the portfolio of total loans at December 31, 1993, 1992 and 1991. The percentage of monthly adjustable ARMs to total loans was 75% at December 31, 1993, 74% at December 31, 1992, and 72% at December 31, 1991. Interest sensitive assets provide the Company with long-term protection from rising interest rates.

  The Bank is also emphasizing the growth of its transaction account base to reduce its overall cost of funds. The ratio of retail transaction accounts, money market savings and passbook accounts to total deposits decreased to 21.6% at December 31, 1993 from 24.3% at December 31, 1992 and increased from 19.4% at December 31, 1991.

  At December 31, 1993, the Company had synthetic hedges with a total notional principal amount of $250 million. These were composed of interest rate swap contracts with an average receive rate of 4.84% and a current pay rate of 3.43%. These contracts support the Bank's total risk management by lengthening certain short-term assets and shortening certain long-term liabilities.

  In 1993, the Bank had also sold options to enter into swap contracts with a notional principal amount of $200 million. These options give the buyers the right to cancel the swap agreements at a specified future date and if not cancelled, provide the Bank with additional synthetic hedges. During the life of the agreement, the Bank receives a fixed interest rate and pays a floating interest rate tied to LIBOR. At December 31, 1993, the average fixed receive rate was 5.00% and the average pay rate was 3.34%. The swap options were held as trading positions during the option period and were carried at market value with gains and losses recorded. In January 1994, the options to cancel were not exercised and the average fixed receive rate adjusted to 4.70%. The swaps have remaining maturities of less than four years.

  In 1990, the Company purchased interest rate caps to protect against rising rates. In 1993, the final $400 million of interest rate caps matured and were not renewed. During 1992 and the first 6 months of 1993, the average maturity of the Company's liabilities lengthened, due primarily to customer preference for longer term CDs. To maintain its target risk position, the Company entered interest rate swap contracts to synthetically shorten the maturity of these liabilities.

  The Company's maturity and repricing mismatch ("Gap") between interest rate sensitive assets and liabilities due within one year was a negative 3.38% and a positive 6.12% of total assets at December 31, 1993 and 1992, respectively. A positive gap indicates an excess of maturing or repricing assets over such liabilities while a negative gap indicates an excess of maturing or repricing liabilities over such assets. However, Gap is not a particularly helpful measure of IRR exposure, because of four major deficiencies: (a) Gap assumes that both assets and liabilities react immediately to market rate changes although loans usually reprice to an index that is approximately two months old and therefore cannot immediately react to current rates; (b) Gap assumes that all instruments react fully to market rates, whereas loans tied to COFI or other lagging indices can take many months to fully adjust to market rate changes; (c) Gap assumes that there will be no change in repricing behavior caused by a change in interest rates and, in reality, prepayment speed, amortization schedules and early withdrawal are all impacted by changes in rate; and (d) finally, Gap does not consider periodic rate caps and floors. Consequently, the Company does not use Gap as an IRR measurement and management tool. Instead, it uses a scenario-based approach which measures bankwide risk and a probabilistic approach for specific products. The Bank regularly analyzes scenarios that contemplate low, expected and high inflation. The Bank also complies with OTS requirements for interest rate shock scenarios (immediate permanent change in interest rates of various levels). For product and option valuation, the Bank employs a Monte Carlo simulation model (one that assumes random variation in interest rates) to measure and evaluate risk and return trade-offs.

  The Company's IRR management plan is reviewed on a continuing basis. As previously discussed, the Bank's interest rate risk is less than half of the OTS limit. See "Capital Resources and Liquidity." Even at this lower risk level, due to the lag effect that COFI has on Fidelity's loan portfolio the decline in short-term rates from 1990 to early 1993 contributed significantly to the Company's net interest margin. Recent stable rates have eroded this margin, and an increase in rates could produce an initial reduction in net interest income. Management intends to continue to manage its IRR exposure through introducing products tied to indices that reprice without a timing lag and by using hedging techniques.

  The following table of projected maturities and repricings details major financial asset and liability categories of the Company as of December 31, 1993. Projected maturities are based on contractual maturities as adjusted for estimates of prepayments and normal historical amortization. (Prepayment estimates are based on recent portfolio experience of approximately 15% Constant Prepayment Rate ("CPR") on all residential 1 to 4 unit loans and 10% on all other loans.) While the estimated prepayment rates utilized are based on the best information available to the Company, there can be no assurance that the projected rates used in developing this table will coincide with the actual results.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                AS  OF DECEMBER 31, 1993 MATURITY OR REPRICING
                          ------------------------------------------------------------------
                             0-3         4-12        1-5        6-10     OVER 10
                            MONTHS      MONTHS      YEARS      YEARS      YEARS     TOTAL
                          ----------  ----------   --------   --------   -------  ----------
                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Cash and cash equiva-
  lents.................  $   62,690  $       --   $     --   $     --   $    --  $   62,690
 Investment securi-
  ties(1)(2)............          --      54,587     97,094      1,143        --     152,824
 Mortgage-backed
  securities(1).........      39,669       8,885     42,059         --        --      90,613
 Loans receivable:
  ARMs and other
   adjustables(3).......   2,877,329     492,028    257,768     22,472       117   3,649,714
  Fixed rate loans......      54,701         348      8,219      4,616    81,968     149,852
  Consumer and other
   loans................       5,332       2,408      1,258         --        --       8,998
                          ----------  ----------   --------   --------   -------  ----------
   Gross loans receiv-
    able................   2,937,362     494,784    267,245     27,088    82,085   3,808,564
                          ----------  ----------   --------   --------   -------  ----------
    Total...............   3,039,721     558,256    406,398     28,231    82,085  $4,114,691
                          ----------  ----------   --------   --------   -------  ==========
INTEREST-BEARING LIABIL-
 ITIES:
 Deposits:
  Checking and savings
   accounts.............     396,201          --         --         --        --  $  396,201
  Money market accounts.     280,474          --         --         --        --     280,474
  Fixed maturity depos-
   its:
   Retail customers.....     961,634     964,895    530,056        330        --   2,456,915
   Wholesale customers..     100,353      70,592     11,173         --        --     182,118
                          ----------  ----------   --------   --------   -------  ----------
                           1,738,662   1,035,487    541,229        330        --   3,315,708
                          ----------  ----------   --------   --------   -------  ----------
 Borrowings:
  FHLB Advances(3)......     216,400          --     90,000     20,000        --     326,400
  Other.................     307,830          --    100,000     60,000        --     467,830
                          ----------  ----------   --------   --------   -------  ----------
                             524,230          --    190,000     80,000        --     794,230
                          ----------  ----------   --------   --------   -------  ----------
    Total...............   2,262,892   1,035,487    731,229     80,330        --  $4,109,938
                                                                                  ==========
IMPACT OF HEDGING(5)....    (400,000)    (50,000)   450,000         --        --
                          ----------  ----------   --------   --------   -------
MATURITY GAP............  $  376,829  $ (527,231)  $125,169   $(52,099)  $82,085
                          ==========  ==========   ========   ========   =======
GAP TO TOTAL ASSETS.....        8.46%     (11.84)%     2.81%     (1.17)%    1.84%
                          ==========  ==========   ========   ========   =======
CUMULATIVE GAP TO TOTAL
 ASSETS.................        8.46%      (3.38)%    (0.57)%    (1.74)%    0.10%
                          ==========  ==========   ========   ========   =======

- -------
(1) Maturities shown are based on the contractual maturity of the instrument.
(2) Includes investments in FHLB and FRB stock and cash equivalents.
(3) ARMs and variable rate FHLB Advances are in the "within 0-3 months" categories as they are subject to interest rate adjustments.
(4) These liabilities are subject to daily adjustments and are therefore included in the "within one year" category.
(5) Fidelity had synthetic hedges with a total notional principal amount of $450 million at December 31, 1993. These off-balance sheet instruments support the Bank's total risk management by enhancing yield and altering its exposure to interest rate risk.

OTHER FACTORS AFFECTING EARNINGS

Growing Emphasis on Fee Income Generation

  Management believes that, given the highly competitive nature of the Bank's historical business and the regulatory constraints it faces in competing with unregulated companies, the Bank must expand from its historical business focus and adopt a broader product line business strategy. Specifically, management believes that the Bank's existing customers provide a ready market for the sale of nontraditional financial services and investment products. This belief prompted the implementation of a new business strategy for the retail financial services group that integrated its traditional functions (mortgage origination, deposit services, checking, savings, etc.) with the sale of investment services and products by Gateway. Management's objective is to build a "relationship bank" that works with clients to determine their financial needs and offers a broad array of more customized products and services.

  Through this new strategy of targeting retail and mortgage customers and offering a variety of new investment products and services, Fidelity and Gateway hope to attract more of the Bank customers' deposits, investment accounts and mortgage business. Management believes that this new strategy has been successful, as evidenced by the increase of 22% in total checking accounts at December 31, 1993 over the level a year earlier. As a result of this strategy, fee income should become a growing portion, and net interest income a declining portion, of the Company's total income.

  Management also intends to offer a wider range of loan types than the Bank currently originates. While continuing to offer adjustable rate mortgages and to maintain an expertise in originating and servicing multifamily mortgages, the Bank plans to increase its mortgage banking capabilities and to originate mortgages that, while not appropriate for inclusion in the Bank's portfolio in significant quantities, are attractive to borrowers and to the secondary market.

Northridge Earthquake

  The Northridge Earthquake of January 17, 1994, and subsequent aftershocks will adversely affect the Bank's loan and real estate portfolios. The Bank's portfolio includes loans and REO with a net book value of approximately $937 million secured by or comprised of 1,414 multifamily (5 units or more), 15 commercial, and 2,313 single family and multifamily (2 to 4 units) collateral properties in the primary earthquake areas. After the earthquake, the Bank's appraisers surveyed all the multifamily (5 units or more) and commercial properties located in these areas which secured the Bank's loans or constitute REO of the Bank. The Bank also made selected inspections at more remote locations where damage has been reported. In total, approximately 1,450 properties have been inspected. Of such inspected properties, 231 properties, representing loans and REO with a net book value of $140 million, have been identified as having sustained more than "cosmetic" damage. Of such 231 properties, 204 properties related to the Bank's loans and REO with a net book value of $124 million were identified as having "possible serious damage" and an additional 27 properties with a net book value of $16 million were identified as "actually or potentially condemned". The Bank commissioned structural and building engineers or building inspectors to estimate the cost of repairs to properties in these two categories. The cost of repairs has been preliminarily estimated to be $5.7 million and $11.1 million, respectively. Of this total $16.8 million, approximately $6.0 million of seismic damage exceeds the net book value of the related loans and REO. Accordingly, the Bank currently would not expect its losses due to the earthquake to exceed $10.8 million with respect to its commercial and multifamily loans and REO. The Bank expects the actual losses payable by the Bank to be lower because many repair costs may be borne by the borrowers, who in addition to their own funds, may have access to government assistance and/or earthquake insurance proceeds. As part of its normal internal asset review process, the Bank will adjust its reserves as its losses become quantifiable.

  In addition to the multifamily and commercial assets referenced above, the Bank has identified 2,313 single family and multifamily (2 to 4 units) assets in the affected areas. 173 borrowers with unpaid principal balances totaling $29.4 million called in to report damages through February 8, 1994. The Bank has commenced inspection of these properties and continues to assess damages and potential earnings and loss impact with respect to these properties.

  The earthquake will also have some adverse affect on loan originations and the sale of financial services in the retail branch network in the near term.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Citadel Holding Corporation
Glendale, California

  We have audited the accompanying consolidated statements of financial condition of Citadel Holding Corporation and subsidiaries (the "Company") as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principle used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Citadel Holding Corporation and subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

  As discussed in Note 17 to the consolidated financial statements, on March 4, 1994, one of four lenders to Fidelity Federal Bank, F.S.B. (the "Bank") under its $60 million Subordinated Loan Agreement of 1990 filed a lawsuit against the Bank and Citadel Holding Corporation ("Citadel") alleging a breach of the loan agreement and other allegations, and is seeking to enjoin a restructuring plan (described in footnote 14) and to recover damages in unspecified amounts. The impact of this lawsuit on the capital position of the Bank, cross default provisions under the Bank's other debt agreements and the guarantee by Citadel is uncertain. Accordingly, no adjustments that may result from the ultimate resolution of this uncertainty have been made in the accompanying financial statements.

  As discussed in Notes 14 and 16 to the financial statements, the Bank, the primary subsidiary of Citadel, is subject to numerous regulatory requirements, including, among others: (i) minimum capital to be considered "adequately capitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") as implemented by the Office of Thrift Supervision ("OTS"), and (ii) minimum capital requirements of the OTS. Although the Bank met these capital requirements at December 31, 1993, the Bank's ability to meet the prescribed capital requirements in the future is uncertain. Failure on the part of the Bank to meet these capital requirements may subject the Bank to significant regulatory sanctions. Management's immediate plans to address these capital requirements are described in Note 14. The financial statement impact, if any, that might result from the failure of the Bank to comply with the capital requirements prescribed by the OTS cannot presently be determined. Accordingly, no adjustments that may result from the ultimate resolution of the uncertainty have been made in the accompanying financial statements.

                                        Deloitte & Touche

February 4, 1994, except for Note 17,
 as to which the date is March 4, 1994
Los Angeles, California

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER  31,
                                                          ---------------------
                                                             1993       1992
                                                          ---------- ----------
ASSETS:
 Cash, federal funds sold and other cash equivalents
  (Note 2)............................................... $  145,961 $  110,262
 Investment securities held for sale (market value of
  $92,512) (Notes 2 and 10)..............................     92,259         --
 Investment securities, at amortized cost (market value
  of $69,041) (Notes 2 and 10)...........................         --     67,337
 Mortgage-backed securities held for sale (market value
  of $91,298) (Note 3)...................................     91,108         --
 Mortgage-backed securities, at amortized cost (market
  value of $230,561) (Notes 3 and 10)....................         --    230,384
 Loans held for sale, at lower of cost or market
  (Note 4)...............................................    367,688     26,482
 Loans receivable, net of allowances of $83,832 and
  $64,277 at December 31, 1993 and 1992, respectively
  (Notes 4, 6, 8, 9 and 10)..............................  3,345,695  3,965,299
 Interest receivable (Notes 2, 3 and 4)..................     23,052     27,132
 Investment in FHLB and FRB stock (Note 9)...............     52,151     50,574
 Owned real estate (Notes 5 and 6).......................    153,607    133,255
 Premises and equipment, net.............................     49,247     46,585
 Intangible assets, net (Note 7).........................      2,098     20,556
 Deferred tax assets (Note 12)...........................      1,247      3,182
 Other assets (Note 12)..................................     65,406     17,278
                                                          ---------- ----------
                                                          $4,389,519 $4,698,326
                                                          ========== ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
  Deposits (Note 8)...................................... $3,368,643 $3,457,918
  FHLB Advances (Note 9).................................    326,400    581,400
  Commercial paper (Note 10).............................    304,000     65,000
  Mortgage-backed notes and bonds (Note 10)..............    100,000    262,000
  Other borrowings (Note 10).............................      3,830         --
  Deferred tax liabilities (Note 12).....................     14,564      2,008
  Other liabilities (Notes 11 and 12)....................     24,679     46,814
  Subordinated notes (Note 10)...........................     60,000     60,000
                                                          ---------- ----------
                                                           4,202,116  4,475,140
                                                          ---------- ----------
 Commitments and contingencies (Note 13)
 Stockholders' equity (Note 14):
  Serial preferred stock, par value $.01 per share;
    authorized, 5,000,000 shares; no shares outstanding..         --         --
  Common stock, par value of $.01 per share; authorized
   10,000,000 shares; issued and outstanding, 6,595,624
   shares and 3,297,812 shares at December 31, 1993 and
   1992, respectively....................................         66         33
 Paid-in capital.........................................     60,052     28,707
 Retained earnings (Note 12).............................    127,285    194,446
                                                          ---------- ----------
                                                             187,403    223,186
                                                          ---------- ----------
                                                          $4,389,519 $4,698,326
                                                          ========== ==========

See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1993        1992        1991
                                             ----------  ----------  ----------
Interest Income:
 Loans.....................................  $  269,712  $  355,560  $  497,005
 Mortgage-backed securities................      11,051       5,631       6,016
 Investment securities and other...........       8,829       9,531      17,103
                                             ----------  ----------  ----------
  Total interest income....................     289,592     370,722     520,124
                                             ----------  ----------  ----------
Interest Expense:
 Deposits..................................     131,618     175,024     278,617
 FHLB Advances.............................      17,077      20,877      43,024
 Other borrowings..........................      32,323      36,667      49,003
 Subordinated notes........................       7,373       7,373       7,373
                                             ----------  ----------  ----------
  Total interest expense...................     188,391     239,941     378,017
                                             ----------  ----------  ----------
Net Interest Income........................     101,201     130,781     142,107
 Provision for estimated loan losses
   (Notes 4 and 6).........................      65,100      51,180      49,843
                                             ----------  ----------  ----------
Net Interest Income after Provision for
  Estimated Loan Losses ...................      36,101      79,601      92,264
                                             ----------  ----------  ----------
Noninterest Income (Expense):
 Loan and other fee income.................       5,389       7,885       5,869
 Gains on sales of loans, net..............         194       1,117       2,118
 Fee income from investment products.......       4,313       3,368       2,487
 Fee income on deposits and other income
  (expense)................................       3,271       4,406      (3,350)
                                             ----------  ----------  ----------
                                                 13,167      16,776       7,124
                                             ----------  ----------  ----------
 Provision for estimated real estate losses
  (Notes 5 and 6)..........................     (30,200)    (17,820)     (8,562)
 Direct costs of real estate operations,
  net (Note 5).............................     (18,643)     (4,441)     (2,060)
                                             ----------  ----------  ----------
                                                (48,843)    (22,261)    (10,622)
                                             ----------  ----------  ----------
 Gains on sales of mortgage-backed
   securities, net (Note 3)................       1,342          --       8,993
 Gains (losses) on sales of investment
   securities, net (Note 2)................         (54)         --           1
                                             ----------  ----------  ----------
                                                  1,288          --       8,994
                                             ----------  ----------  ----------
  Total noninterest income (expense).......     (34,388)     (5,485)      5,496
                                             ----------  ----------  ----------
Operating Expense:
 Personnel and benefits....................      46,873      36,656      36,293
 Occupancy.................................      13,202      12,705      12,692
 FDIC insurance............................       8,628       8,391       8,680
 Professional services.....................      11,970       6,119       6,786
 Office-related expenses...................       6,785       5,031       5,565
 Marketing.................................       3,080       2,548       3,130
 Amortization of intangibles (Note 7)......       9,246         596         840
 Other general and administrative..........       5,557       5,865       5,460
                                             ----------  ----------  ----------
  Total operating expense..................     105,341      77,911      79,446
                                             ----------  ----------  ----------
Earnings (Loss) before Income Taxes........    (103,628)     (3,795)     18,314
 Income tax expense (benefit) (Note 12)....     (36,467)     (5,841)     15,651
                                             ----------  ----------  ----------
Net Earnings (Loss)........................  $  (67,161) $    2,046  $    2,663
                                             ==========  ==========  ==========
Net Earnings (Loss) Per Share..............  $   (11.56) $     0.62  $     0.81
                                             ==========  ==========  ==========
Weighted Average Common and Common
  Equivalent Shares Outstanding............   5,809,570   3,297,812   3,297,812
                                             ==========  ==========  ==========

See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                   THREE YEARS ENDED DECEMBER 31, 1993
                         -----------------------------------------------------------
                          COMMON STOCK
                         ----------------                                  TOTAL
                          NUMBER     PAR  PAID-IN  RETAINED  TREASURY  STOCKHOLDERS'
                         OF SHARES  VALUE CAPITAL  EARNINGS   STOCK       EQUITY
                         ---------  ----- -------  --------  --------  -------------
Balance, January 1,
 1991................... 3,477,512   $35  $34,784  $189,737  $(6,079)    $218,477
 Net earnings for 1991..        --    --       --     2,663       --        2,663
                         ---------   ---  -------  --------  -------     --------
Balance, December 31,
 1991................... 3,477,512    35   34,784   192,400   (6,079)     221,140
 Retirement of treasury
  stock.................  (179,700)   (2)  (6,077)       --    6,079           --
 Net earnings for 1992..        --    --       --     2,046       --        2,046
                         ---------   ---  -------  --------  -------     --------
Balance, December 31,
 1992................... 3,297,812    33   28,707   194,446       --      223,186
 Proceeds of rights
  offering.............. 3,297,812    33   31,345        --       --       31,378
 Net loss for 1993......        --    --       --   (67,161)      --      (67,161)
                         ---------   ---  -------  --------  -------     --------
Balance, December 31,
 1993................... 6,595,624   $66  $60,052  $127,285  $    --     $187,403
                         =========   ===  =======  ========  =======     ========

See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                 YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                              1993        1992         1991
                                            ---------  -----------  -----------
CASH FLOWS--OPERATING ACTIVITIES:
 Net earnings (loss)......................  $ (67,161) $     2,046  $     2,663
 Reconciliation of net earnings (loss) to
  net operating cash flows:
 Provisions for estimated losses..........     95,300       69,079       58,597
 Gains on sales of loans and securities...     (1,482)      (1,117)     (11,112)
 Capitalized loan origination costs.......     (2,187)      (3,001)      (2,450)
 Amortization of deferred loan items, net.     (1,163)        (604)      (1,057)
 Purchases of investment securities held
  for trading.............................   (248,272)          --           --
 Proceeds from sales of investment
  securities held for trading.............    248,248           --           --
 Purchases of investment securities held
  for sale................................   (420,956)          --           --
 Maturities of investment securities held
  for sale................................    260,838           --           --
 Proceeds from sales of investment
  securities held for sale................     76,687           --           --
 Investment securities held for sale lower
  of cost or market writedown.............      2,074           --           --
 Purchases of mortgage-backed securities
  ("MBS") held for trading................    (51,248)          --           --
 Proceeds from sales of MBS held for
  trading.................................     51,277           --           --
 Purchases of MBS held for sale...........   (395,561)          --           --
 Principal repayment of MBS held for sale.     58,865           --           --
 Proceeds from sales of MBS held for sale.    463,704           --           --
 Originations of loans held for sale......   (162,868)    (176,220)    (354,365)
 Proceeds from sales of loans held for
  sale....................................    138,399      204,435      282,728
 FHLB stock dividend......................     (1,640)        (790)      (3,070)
 Depreciation and amortization............     23,092        9,344       10,079
 Interest receivable net decrease.........      4,080        9,974        7,849
 Other assets (increase) decrease.........    (49,414)       3,934       11,770
 Deferred income tax expense (benefit)....     14,491      (19,966)     (13,276)
 Interest payable increase (decrease).....     (5,103)      (5,954)      (2,431)
 Other liabilities and deferred income,
  net increase (decrease).................    (16,350)     (19,283)       4,366
 Other, net...............................         72          257       (3,426)
                                            ---------  -----------  -----------
  Operating cash flows, net...............     13,722       72,134      (13,135)
                                            ---------  -----------  -----------
CASH FLOWS--INVESTING ACTIVITIES:
 Purchases of investment securities.......   (200,055)    (170,539)    (187,592)
 Maturities of investment securities......    226,617      137,237      280,165
 Proceeds from sales of investment
  securities..............................     26,908           --        1,547
 Purchases of MBS held for investment.....         --      (92,502)          --
 Principal repayments of MBS held for
  investment..............................      9,565        8,588        9,724
 Proceeds from sales of MBS held for
  investment..............................      7,114           --      273,098
 Purchases of loans.......................     (3,951)      (1,675)      (2,939)
 Loans receivable, net decrease...........    149,909      274,181      286,120
 Real estate investment dispositions, net.      3,050           --           --
 Proceeds from sales of real estate.......     41,608       24,329        6,237
 Premises and equipment additions, net....     (6,946)      (2,460)      (5,318)
 Other, net...............................        225       (4,746)        (107)
                                            ---------  -----------  -----------
 Investing cash flows, net................    254,044      172,413      660,935
                                            ---------  -----------  -----------

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                1993        1992        1991
                                              ---------  ----------  ----------
CASH FLOWS--FINANCING ACTIVITIES:
 Demand deposits and passbook savings, net
  increase (decrease).......................   (111,601)     86,531     370,014
 Certificate accounts, net increase
  (decrease)................................     22,326    (513,320)   (452,795)
 Proceeds from FHLB Advances................    250,000   1,273,400     860,000
 Repayments of FHLB Advances................   (505,000) (1,017,000) (1,290,000)
 Proceeds from (repayments of) related party
  loan......................................         --     (15,000)     15,000
 Short-term borrowings, net increase
  (decrease)................................    242,830      61,800     (27,390)
 Repayments of long-term borrowings.........   (162,000)   (265,950)    (35,626)
 Proceeds from stock rights offering........     31,378          --          --
                                              ---------  ----------  ----------
 Financing cash flows, net..................   (232,067)   (389,539)   (560,797)
                                              ---------  ----------  ----------
  Net increase (decrease) in cash and cash
   equivalents..............................     35,699    (144,992)     87,003
 Cash and cash equivalents at beginning of
  period....................................    110,262     255,254     168,251
                                              ---------  ----------  ----------
  Cash and cash equivalents at end of
   period...................................  $ 145,961  $  110,262  $  255,254
                                              =========  ==========  ==========
CASH FLOWS--SUPPLEMENTAL INFORMATION:
 Cash paid (received) during the period for:
  Interest on deposits, advances and other
   borrowings...............................  $ 180,861  $  236,953  $  369,366
  Income taxes..............................       (679)     21,697      30,105
 Noncash transactions:
  Additions to real estate acquired through
   foreclosure..............................    193,641     121,192      49,951
  Loans originated to finance sale of real
   estate acquired through foreclosure......     51,607      11,243       1,604
 Transfers from loan and investment
  portfolio to held for sale:
   Loans receivable.........................    325,222          --          --
   Investment securities....................     14,264          --          --
   Mortgage-backed securities...............    214,310          --          --
   Mortgage loans exchanged for mortgage-
    backed securities.......................         --     114,277     235,758
   Retirement of treasury stock.............         --       6,079          --

See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and subsidiaries. Citadel is the holding company of Fidelity Federal Bank, a Federal Savings Bank ("Fidelity" or the "Bank") and Gateway Investment Services, Inc. ("Gateway"). Unless otherwise indicated, references to the "Company" include Citadel, Fidelity, Gateway, and all subsidiaries of Fidelity and Citadel. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1993 presentation.

 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Fidelity is required by the Federal Reserve System to maintain noninterest-earning cash reserves against certain of its transaction accounts. At December 31, 1993, the required reserves totaled $28.6 million including vault cash.

 Investment Securities and Mortgage-backed Securities

  U.S. Government and agency obligations, commercial paper, mortgage-backed securities and other corporate debt securities identified as held for investment are recorded at cost, with any discount or premium recognized over the life of the related security by using a methodology which approximates the interest method. The Bank's portfolio of mortgage-backed securities consists of pools of mortgage loans exchanged for mortgage-backed securities and those purchased. Securities held for investment are those securities which the Company has the intent and ability to hold until maturity, and are carried on an amortized cost basis. Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, are classified as held for sale and are carried at the lower of cost or market value. Any gains or losses incurred on sales of securities are calculated based upon the specific identification method. Any investment securities held for trading are carried at market value.

 Loans

  Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrued interest is fully reserved on loans over 90 days contractually delinquent and on other loans which have developed inherent problems prior to being 90 days delinquent. Discounts and premiums on loans are included with loans receivable and are credited or charged to operations over the estimated life of the related loans using the interest method. The Bank charges fees for originating loans. Loan origination fees, net of direct costs of originating the loan are recognized as an adjustment of the loan yield over the life of the loan by the interest method, which results in a constant rate of return. When a loan is sold, net loan, origination fees and direct costs are recognized in operations. Other loan fees and charges representing service costs for the prepayment of loans, for delinquent payments or for miscellaneous loan services are recognized when collected. Loan commitment fees received are deferred to the extent they exceed direct underwriting costs.

  The Bank has designated certain of its loans receivable as being held for sale. In determining the level of loans held for sale, the Bank considers whether loans (a) would be sold as part of its asset/liability strategy, or (b) may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors. Such loans are classified as held for sale and are carried at the lower of cost or market value.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  The Bank's current policy is to designate substantially all originations of fixed rate residential 1 to 4 unit loans as being held for sale as part of the asset/liability strategy. In further compliance with the Bank's policy, $321 million of adjustable FHLB Eleventh District Cost of Funds Index ("COFI") loans were transferred from held for investment to held for sale in December 1993 as part of the Bank's asset/liability strategy and the possible need to increase regulatory capital in the future. Loans held for sale are valued at the lower of aggregate cost or market value as determined by outstanding commitments from investors or, in the absence of such commitments, the current investor yield requirements calculated on an aggregate loan basis. The market value calculation includes consideration of commitments and related fees. Adjustments to the lower of cost or market are charged to current operations and are included in net gains/losses on loan sales in the statement of operations.

  Fidelity has sold loans which have generated gains on sale, a stream of loan servicing revenue and cash for lending or liquidity. Sales of loans are dependent upon various factors, including interest rate movements, investor demand for loan products, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers and liquidity and capital requirements. Due to the volatility and unpredictability of these factors, the volume of Fidelity's sales of loans has fluctuated. All loans sold during 1993 and 1992 were from the held for sale portfolio. Fidelity has the intent and ability to hold all of its loans, other than those designated as held for sale, until maturity.

 Owned Real Estate

  Real estate held for sale acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by the Bank in satisfaction of the loan. Real estate acquired through foreclosure is recorded at the lower of fair value or the recorded investment in the loan satisfied at the date of foreclosure. Fair value is based on the amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Inherent in the computation of estimated fair value are assumptions about the length of time the Company may have to hold the property before disposition. The holding costs through the expected date of sale and estimated disposition costs are included in the valuations. Real estate held for investment or development is carried at the lower of cost or fair value. Adjustments to the carrying value of the assets are made through valuation allowances and charge-offs, through a charge to operations. Net cash receipts on real estate owned or on those loans designated as in-substance foreclosures and net cash payments are recorded in real estate operations on specific properties.

  Loans meeting certain criteria are accounted for as "in-substance foreclosures." These substantially foreclosed assets are recorded at the lower of the loan's carrying amount or at the estimated fair value of the collateral at the date the loan was determined to be in-substance foreclosed. These assets are reported as "real estate owned" in addition to formally foreclosed real estate.

  Statement of Position ("SOP") 92-3, "Accounting for Foreclosed Assets," was issued by the Accounting Standards Division of the American Institute of Certified Public Accountants in April 1992 and became effective for the Company's December 31, 1992 financial statements. SOP 92-3 presumes that foreclosed assets are held for sale and not for the production of income. It requires the Company to carry foreclosed assets held for sale, after foreclosure, at the lower of (a) fair value minus estimated costs to sell or
(b) cost. The impact of implementing SOP 92-3 was immaterial to the Company's financial position, due to the Company's policy of carrying foreclosed assets at fair value, net of disposition costs.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Allowances for Estimated Losses on Loans and Real Estate

  The Company has established valuation allowances for estimated losses on specific loans and real estate ("specific reserves") and for the inherent risk in the loan and real estate portfolios which has yet to be specifically identified ("general valuation allowances" or "GVA"). The internal asset review department reviews the quality and recoverability of the Company's assets on a quarterly basis in order to establish adequate specific reserves and general valuation allowances. The Bank utilizes the delinquency migration and the classification methods in determining the adequacy of its GVA. The delinquency migration method attempts to capture the potential future losses as of a particular date associated with a given portfolio of loans, based on the Bank's own historical migration experience over a given period of time. Under the classification method, a reserve factor is applied to each aggregate classification level by asset collateral type in an effort to estimate the loss content in the portfolio. The Bank calculates a range of loss by applying both methodologies and then applies judgment and knowledge of particular credits, economic trends, industry experience and other relevant factors to estimate the GVA amount. Additions to the allowances, in the form of provisions, are reflected in current operations. Charge-offs to the allowances are made when the loss is determined to be significant and permanent.

 Depreciation and Amortization

  Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lives of the respective leases or the useful lives of the improvements, whichever is shorter.

 Earnings per Share

  Earnings per share are based on weighted average common shares outstanding, net of treasury stock in 1992 and 1991, of 5,809,570 in 1993 and 3,297,812 in 1992 and 1991.

 Intangible Assets

  In 1993, the Company reassessed the valuation of its intangible assets which resulted in a writedown of $14.0 million. See Note 7 for further information.

  Until 1993, the excess of cost over the fair value of net assets acquired (goodwill) in connection with the acquisition of Mariners Savings and Loan in 1978, was included in intangible assets in the statements of financial condition and was being amortized to operations over forty years.

  The cost of core deposits purchased from various financial institutions is amortized over the average life of the deposits acquired, generally five to ten years.

 Income Taxes

  The Company files a consolidated federal income tax return with its subsidiaries and a combined California franchise tax return.

  Beginning in 1991, income taxes have been determined pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Prior to 1991, income taxes were determined pursuant to SFAS No. 96. The impact of adopting SFAS No. 109 was not material in relation to SFAS No. 96.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Financial Instruments

  In the normal course of business, the Company enters into off-balance sheet instruments to enhance yields and to alter its exposure to interest rate risk. These financial instruments include interest rate swaps and swap option agreements and puts and calls. The differences to be paid or received on swaps are included in interest expense as payments are made or received. The swap options are held as trading positions during the option period and are carried at market value and gains and losses are reflected in operations.

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Financial instruments are defined as cash, evidence of an ownership in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument.

  Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Bank's financial instruments, active markets do not exist. Therefore, considerable judgment was required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 1993, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

  The following methods and assumptions were used in estimating fair value disclosures for financial instruments which are contained in the notes to the consolidated financial statements that describe each financial instrument.

  Cash and cash equivalents: The book value amounts reported in the statement of financial condition for cash and cash equivalents approximate the fair value of such assets, because of the short maturity of such investments.

  Investment securities and mortgage-backed securities: Estimated fair values for investment and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

  Loans: The estimated fair values of real estate loans held for sale are based on quoted market prices. The estimated fair values of loans receivable are based on quoted market prices, when available, or an option adjusted cash flow valuation ("OACFV"). The OACFV includes forward interest rate simulations and the credit quality of performing and nonperforming loans. Such valuations may not be indicative of the value derived upon a sale of all or part of the portfolio. The book value of accrued interest approximates its fair value.

  Investment in FHLB stock: The book value reported in the statement of financial condition for the investment in FHLB stock approximates fair value as the stock may be sold back to the Federal Home Loan Bank at face value to the extent that it exceeds the amount of FHLB stock which Fidelity is required to hold.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Deposits: The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand. The fair value of fixed rate certificates of deposits is estimated by using an OACFV analysis.

  Borrowings (including FHLB Advances, other borrowings and subordinated notes): The estimated fair value is based on an OACFV model.

  Off-balance sheet instruments: The estimated fair value for the Bank's off-balance sheet instruments are based on quoted market prices, when available, or an OACFV analysis.

 Recent Accounting Pronouncements

  In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings ("TDRs"). SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining the fair value of the collateral for a collateral dependent asset. The statement also clarified the existing accounting for in-substance foreclosures ("ISFs") by stating that a collateral dependent real estate loan would be reported as real estate owned ("REO") only if the lender had taken possession of the collateral. The statement is effective for financial statements issued for fiscal years beginning after December 15, 1994. Earlier application is encouraged.

  Additionally, in June 1993, the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, Federal Reserve Board and Office of Thrift Supervision issued a Joint Statement providing interagency guidance on the reporting of ISFs. This Joint Statement lent support to SFAS No. 114, further clarifying that losses must be recognized on real estate loans that meet the existing ISF criteria based on fair value of the collateral, but such loans need not be reported as REO unless possession of the underlying collateral has been obtained.

  Management will implement SFAS No. 114 beginning in 1994. The Company already measures impairment based on the fair value of the collateral, therefore, the estimated impact of application will consist of a reclassification of ISFs on the statement of financial condition from REO to loans. At December 31, 1993, the amount of ISFs totaled $28.4 million.

  In May 1993, the FASB also issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows: (a) debt securities for which the enterprise has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost; (b) debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (c) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax effect, in a separate component of stockholders'

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

equity. SFAS No. 115 does not apply to unsecuritized loans. However, after mortgage loans are converted to mortgage-backed securities, they are subject to its provisions.

  SFAS No. 115 is effective for fiscal years beginning after December 15, 1993. It is to be initially applied as of the beginning of a company's fiscal year and cannot be applied retroactively to prior years' financial statements. However, a company may elect to initially apply this statement as of the end of 1993. The Company has not elected to apply this statement in 1993. However, the impact of the adoption of SFAS No. 115 as of December 31, 1993, would not have had a material effect on stockholders' equity.

NOTE 2--CASH EQUIVALENTS AND INVESTMENT SECURITIES

  Federal funds sold are included in cash and cash equivalents. The Company had $60.0 million of federal funds sold at December 31,1993 and no outstanding federal funds sold at December 31, 1992.

 Investment securities held for trading

  Investment securities held for trading during 1993 consisted of U.S.Treasury securities purchased with the intent to be subsequently sold to provide net securities gains. Proceeds from sales of investment securities held for trading during 1993 were $248.3 million. Gross gains of $332,000 and gross losses of $345,000 were realized from those sales and are reported in the statement of operations as a component of gains/losses on sales of investment securities.

  There were no investment securities held for trading activities during 1992 and 1991 and the Company had no outstanding investment securities held for trading at year-end 1993 or 1992.


 Investment securities held for sale

  The following table summarizes the investment securities held for sale at December 31, 1993:

                                        BOOK    UNREALIZED UNREALIZED  MARKET
                                        VALUE     GAINS      LOSSES    VALUE
                                       -------  ---------- ---------- --------
                                               (DOLLARS IN THOUSANDS)
   U.S. Government and agency
    obligations....................... $87,385    $ 256       $ (3)   $ 87,638
   Other investments..................   4,874       --         --       4,874
                                       -------    -----       ----    --------
                                       $92,259    $ 256       $ (3)   $ 92,512
                                       =======    =====       ====    ========
    Weighted average yield............    4.65%
                                       =======

  Other investments represent U.S. Treasury securities, carried at the lower of cost or market value, which have been pledged and placed in trust to provide a credit enhancement to a FNMA securitization of loans in September 1992 of $114.3 million.

  The Company had no outstanding investment securities held for sale at December 31, 1992 or 1991.

  During the year ended December 31, 1993, the Company had gross gains of $110,000 and gross losses of $23,000 on the sale of investment securities held for sale. The Company also recorded a loss of $2.1 million at December 31, 1993 to adjust the book value of investment securities held for sale to the lower of cost or market. During the years ended December 31, 1992 and 1991, the Company had no gross gains or losses on the sale of investment securities held for sale.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 2--CASH EQUIVALENTS AND INVESTMENT SECURITIES--(CONTINUED)

  The following maturity table shows the book value and market value of investment securities held for sale at December 31, 1993:

                                                            BOOK       MARKET
   YEAR OF MATURITY                                         VALUE       VALUE
   ----------------                                      ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
   1994................................................. $     1,301 $     1,301
   1995 through 1998....................................      90,686      90,939
   1999 through 2003....................................         272         272
                                                         ----------- -----------
                                                             $92,259     $92,512
                                                         =========== ===========

 Investment securities held for investment

  Proceeds from sales of securities held for investment during 1993, 1992 and 1991 were $26.9 million, $0 and $1.5 million, respectively. The following gross gains and gross losses were realized from those sales and are reported in the statements of operations for the indicated periods, as a component of gains/losses on sales of investment securities, net:

                                                             GROSS
                                                    -----------------------
                   YEAR ENDED DECEMBER 31,           SALES  GAINS  (LOSSES)
                   -----------------------          ------- ------ --------
                                                    (DOLLARS IN THOUSANDS)
           1993.................................... $26,908 $1,946    --
           1992....................................      --     --    --
           1991....................................   1,547      1    --

  During 1993, the Company changed its investment strategy and as a result, moved its entire portfolio of investment securities from the investment portfolio to the held for sale portfolio. The Company had no outstanding investment securities held for investment at December 31, 1993.

  The following table summarizes the investment securities held for investment at December 31, 1992:

                    BOOK    UNREALIZED UNREALIZED MARKET
                    VALUE     GAINS      LOSSES    VALUE
                   -------  ---------- ---------- -------
                            (DOLLARS IN THOUSANDS)
U.S. Government
 obligations.....  $24,950    $1,908     $  --    $26,858
Commercial paper.   29,986        14        --     30,000
Other
 investments.....   12,401        --      (218)    12,183
                   -------    ------     -----    -------
                   $67,337    $1,922     $(218)   $69,041
                   =======    ======     =====    =======
 Weighted average
  yield..........     5.77%
                   =======

  Other investments represents U.S. Treasury securities which have been pledged and placed in trust to provide a credit enhancement to a FNMA securitization of loans in September 1992 of $114.3 million.

  At December 31, 1993 and 1992, the Company had accrued interest receivable of $0.7 million and $0.8 million, respectively, on investment securities held for sale and investment, which is included in interest receivable in the accompanying statements of financial condition.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 3--MORTGAGE-BACKED SECURITIES

 Mortgage-backed securities held for trading

  The Company had no outstanding mortgage-backed securities held for trading at December 31, 1993 and 1992. Proceeds from sales of mortgage-backed securities held for trading during 1993 totaled $51.3 million. Gross gains of $54,000 were realized from those sales and are reported in the statement of operations as a component of gains/losses on sales of mortgage-backed securities, net. There were no comparable activities for mortgage-backed securities held for trading during 1992 and 1991.

 Mortgage-backed securities held for sale

  Summarized below are mortgage-backed securities held for sale at December 31, 1993:

                                          BOOK    UNREALIZED UNREALIZED MARKET
                                          VALUE     GAINS      LOSSES    VALUE
                                         -------  ---------- ---------- -------
                                                (DOLLARS IN THOUSANDS)
      FHLMC............................. $34,184     $  3      $(217)   $33,970
      FNMA..............................  14,853       --        (33)    14,820
      Participation Certificates........  38,223      454         --     38,677
      CMO...............................   3,848       --        (17)     3,831
                                         -------     ----      -----    -------
                                         $91,108     $457      $(267)   $91,298
                                         =======     ====      =====    =======
      Weighted average yield............    5.33%
                                         =======

  The Company had no outstanding mortgage-backed securities held for sale at December 31, 1992.

  During the year ended December 31, 1993, the Company had gross gains of $4.9 million and gross losses of $5.1 million on the sale of mortgage-backed securities held for sale compared to no gross gains or losses for the years ended December 31, 1992 and 1991.

 Mortgage-backed securities held for investment

   During 1993, the Company changed its investment strategy and as a result, moved its entire portfolio of mortgage-backed securities from the investment portfolio to the held for sale portfolio. The Company had no outstanding mortgage-backed securities held for investment at December 31, 1993.

  During the year ended December 31, 1993, the Company had gross gains of $1.5 million and gross losses of $1,000 on the sale of mortgage-backed securities held for investment compared to no gross gains or losses for the year ended December 31, 1992 and gross gains of $9.3 million and gross losses of $.3 million for the year ended December 31, 1991.

  Summarized below are mortgage-backed securities held for investment at December 31, 1992:

                                          BOOK    UNREALIZED UNREALIZED  MARKET
                                         VALUE      GAINS      LOSSES    VALUE
                                        --------  ---------- ---------- --------
                                                (DOLLARS IN THOUSANDS)
      FHLMC............................ $102,476    $  410    $(1,397)  $101,489
      GNMA.............................   14,466       889         --     15,355
      FNMA.............................  113,442       275         --    113,717
                                        --------    ------    -------   --------
                                        $230,384    $1,574    $(1,397)  $230,561
                                        ========    ======    =======   ========
      Weighted average yield...........     6.36%
                                        ========

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 3--MORTGAGE-BACKED SECURITIES--(CONTINUED)

  At December 31, 1993 and 1992, the Company had accrued interest receivable on mortgage-backed securities held for sale and investment of $0.5 million and $1.5 million, respectively, which is included in interest receivable in the accompanying statements of financial condition.

NOTE 4--LOANS RECEIVABLE AND LOANS HELD FOR SALE

  Total loans include loans receivable and loans held for sale and are summarized as follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1993        1992
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
      Real Estate loans:
       Single family................................... $   792,054 $   857,631
       Multifamily:
        2 to 4 units...................................     505,219     526,826
        5 to 36 units..................................   1,795,374   1,880,589
        37 units and over..............................     406,330     444,576
       Commercial and industrial.......................     295,761     343,270
       Land............................................       4,828       6,445
                                                        ----------- -----------
        Total real estate loans........................   3,799,566   4,059,337
      Other............................................       8,998       8,278
                                                        ----------- -----------
                                                          3,808,564   4,067,615
                                                        ----------- -----------
      Less:
       Undisbursed loan funds..........................          --         301
       Unearned discounts..............................         210         104
       Deferred loan fees..............................      11,139      11,152
       Allowance for estimated losses (Note 6).........      83,832      64,277
                                                        ----------- -----------
                                                             95,181      75,834
                                                        ----------- -----------
                                                        $ 3,713,383 $ 3,991,781
                                                        =========== ===========

  Included above are $56.3 million and $63.3 million of amounts drawn under home equity lines of credit at December 31, 1993 and 1992, respectively. The remaining, unused balance of approved home equity credit lines was $52.1 million and $66.2 million at the respective dates.

  Also included above are loans held for sale, consisting of the following at the dates indicated:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1993        1992
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
      Residential loans:
       Single family................................... $   239,371 $    25,043
       Multifamily 2 to 4 units........................     128,317       1,439
                                                        ----------- -----------
        Total loans held for sale...................... $   367,688 $    26,482
                                                        =========== ===========

  Fidelity's portfolio of mortgage loans serviced for others amounted to $888.4 million at December 31, 1993 and $982.7 million at December 31, 1992.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 4--LOANS RECEIVABLE AND LOANS HELD FOR SALE--(CONTINUED)

  Fidelity's loan portfolio includes multifamily, commercial and industrial loans of $2.9 billion which depend on operating income to provide debt service coverage. Therefore, these loans generally have a greater risk of default than single family residential loans and, accordingly, earn a higher rate of interest to compensate in part for the risk. Approximately 99% of these loans are secured by property within the state of California. The continued weakening in the California real estate market does not make the market compare as favorably to other sections of the country as it has in the past.

  The Company has modified a number of its loans. In some cases, the modifications have taken the form of "early recasts" in which the amortizing payments are revised (or recalculated) earlier than scheduled to reflect current lower interest rates. In other cases, the Company has agreed to accept interest only payments for a limited time at current interest rates. In still other cases, the Company has modified loans at terms that are less favorable to the Company than the current market. These loans have interest rates that may be less than current market rates or may contain other concessions. Due to the fact that these modifications resulted from formal requests from borrowers claiming economic distress and due to increased risk of borrower inability to perform according to contractual terms, these modified loans have been categorized by the Company as "TDRs". At December 31, 1993 and 1992, outstanding TDRs totaled $28.7 million and $87.3 million, respectively.

  For the year ended December 31, 1993, interest income of $8.3 million was recorded on TDRs, $0.1 million less than would have been recorded had the loans performed according to their original terms. During 1992, $10.0 million of interest income was recorded on TDRs, $0.3 million less than would have been recorded had the loans performed according to their original terms.

  It is the Company's policy to reserve all earned but unpaid interest on loans over 90 days contractually delinquent and other loans the Company believes exhibit materially deficient characteristics. The total of these loans was $93.5 million, $112.0 million, and $69.0 million at December 31, 1993, 1992 and 1991, respectively. The reduction in income related to these loans upon which interest was not paid was $8.7 million,$13.6 million and $7.6 million for the corresponding periods.

  The estimated fair value of loans receivable (not including loans held for sale) as of December 31, 1993, was $3.4 billion, which includes $93.5 million of nonperforming loans (See Note 1 discussion of SFAS No. 107).

  At December 31, 1993, loans held for sale consisted of $321 million of adjustable rate loans and $47 million of fixed rate loans on 1 to 4 unit properties. The estimated fair value of loans held for sale as of December 31, 1993, was $368.8 million (see Note 1 discussion of SFAS No. 107).

NOTE 5--OWNED REAL ESTATE

  Owned real estate consists of the following:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1993      1992
                                                             --------  --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
   Real estate held for investment or development........... $ 11,161  $ 15,411
   Real estate acquired through foreclosure.................  131,799    90,290
   In-substance foreclosed real estate......................   28,362    44,004
   Allowance for estimated losses...........................  (17,715)  (16,450)
                                                             --------  --------
                                                             $153,607  $133,255
                                                             ========  ========

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 5--OWNED REAL ESTATE--(CONTINUED)

  The following summarizes the results of real estate operations:

                                                         DECEMBER 31,
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
   Income (loss) from:
    Real estate acquired for investment or
     development................................. $    110  $   (841) $   (934)
    Real estate acquired through foreclosure.....  (18,753)   (3,600)   (1,126)
    Provision for estimated losses...............  (30,200)  (17,820)   (8,562)
                                                  --------  --------  --------
                                                  $(48,843) $(22,261) $(10,622)
                                                  ========  ========  ========

NOTE 6--ALLOWANCE FOR ESTIMATED LOAN AND REAL ESTATE LOSSES

  The following summarizes the activity in the Company's allowance for estimated loan and real estate losses:

                                                              OWNED
                                                  LOANS    REAL ESTATE  TOTAL
                                                 --------  ----------- --------
                                                    (DOLLARS IN THOUSANDS)
   Balance at January 1, 1991................... $ 16,552   $     --   $ 16,552
    Provision for losses........................   49,843      8,562     58,405
    Charge-offs.................................  (17,005)    (8,562)   (25,567)
    Recoveries..................................    2,984         --      2,984
                                                 --------   --------   --------
   Balance at December 31, 1991.................   52,374         --     52,374
    Provision for losses........................   51,180     17,820     69,000
    Transfer of general valuation allowance.....  (12,400)    12,400         --
    Charge-offs.................................  (27,350)   (13,826)   (41,176)
    Recoveries..................................      473         56        529
                                                 --------   --------   --------
   Balance at December 31, 1992.................   64,277     16,450     80,727
    Provision for losses........................   65,100     30,200     95,300
    Charge-offs.................................  (50,504)   (28,940)   (79,444)
    Recoveries..................................    4,959          5      4,964
                                                 --------   --------   --------
   Balance at December 31, 1993................. $ 83,832   $ 17,715   $101,547
                                                 ========   ========   ========

  Current Southern California economic conditions have adversely affected the credit risk profile and performance of the Company's loan portfolio. In light of the concentration of the Company's loan portfolio in loans secured by Southern California multifamily residential properties, there is particular concern about the potential for further declines in the Southern California economy, increasing vacancy rates, declining rents, declining debt coverage ratios, declining market values for multifamily residential properties, and the possibility that investors may abandon properties or seek bankruptcy protection with respect to properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets.

  Fidelity's percentage of nonperforming assets to total assets increased to 5.37% at December 31, 1993 from 4.99% at December 1992 and 2.43% at December 31, 1991.

NOTE 7--INTANGIBLE ASSETS

  In 1993, Fidelity reassessed the valuation of its intangible assets. Based upon the results of a branch profitability analysis and an analysis of the recoverability of its core deposit intangible assets, Fidelity wrote

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 7--INTANGIBLE ASSETS--(CONTINUED)

down the carrying value of its core deposit intangible assets in an amount of $5.2 million (which writedown is included in interest expense). The net unamortized balance of core deposit intangibles was $2.1 million at December 31, 1993 and is being amortized over the remaining average life of the deposits acquired, generally one to three years.

  In addition, an analysis was performed of the recoverability of the goodwill related to the acquisition of Mariners Savings and Loan ("Mariners") in 1978. This analysis indicated that the expected future net earnings from the branches or assets acquired did not support the carrying value of the goodwill. As a result, Fidelity wrote down the remaining $8.8 million balance of goodwill related to the Mariners acquisition (which writedown is included in operating expense).

  The amortization and writedown of core deposit intangibles, resulting from purchases of deposits, and goodwill acquired in the acquisitions of other financial institutions for each of the three years in the period ended December 31, 1993, are summarized as follows:

                                                            1993    1992   1991
                                                           ------- ------ ------
                                                                (DOLLARS IN
                                                                THOUSANDS)
   Amortization of core deposit intangibles............... $ 4,020 $4,199 $4,296
   Writedown of core deposit intangibles..................   5,192     --     --
   Amortization of goodwill...............................     470    596    840
   Writedown of goodwill..................................   8,776     --     --
                                                           ------- ------ ------
   Net decrease in income before income taxes............. $18,458 $4,795 $5,136
                                                           ======= ====== ======

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 8--DEPOSITS

  Deposits consist of the following:

                                                      DECEMBER 31,
                                            ------------------------------------
                                                  1993               1992
                                            -----------------  -----------------
TYPE OF ACCOUNT, WEIGHTED AVERAGE INTEREST
RATE                                          AMOUNT      %      AMOUNT      %
- ------------------------------------------  ----------  -----  ----------  -----
                                                 (DOLLARS IN THOUSANDS)
Passbook, 2.00% at December 31, 1993 and
 2.50% at December 31, 1992...............  $   82,168    2.4% $   74,738    2.2%
Checking and money market checking, 0.96%
 at December 31, 1993 and 1.48% at December
 31, 1992.................................     366,968   10.9     338,496    9.7
Money market passbook, 2.37% at December
 31, 1993 and 2.79% at December 31, 1992..     280,474    8.3     427,978   12.4
                                            ----------  -----  ----------  -----
                                               729,610   21.6     841,212   24.3
                                            ----------  -----  ----------  -----
Certificates with rates of:
 Under 3.00%..............................     418,326   12.4     290,646    8.4
  3.01-4.00%..............................   1,326,449   39.4   1,127,109   32.7
  4.01-5.00%..............................     395,129   11.7     375,034   10.8
  5.01-6.00%..............................     137,710    4.1     236,627    6.8
  6.01-7.00%..............................     225,035    6.7     381,334   11.0
  7.01-8.00%..............................      90,280    2.7     147,037    4.3
 Over 8.00%...............................      46,104    1.4      58,919    1.7
                                            ----------  -----  ----------  -----
                                             2,639,033   78.4   2,616,706   75.7
                                            ----------  -----  ----------  -----
                                            $3,368,643  100.0% $3,457,918  100.0%
                                            ==========  =====  ==========  =====
Weighted average interest rate............        3.59%              4.00%
                                            ==========         ==========

  Fidelity had noninterest-bearing checking accounts of $52.9 million and $31.6 million at December 31, 1993 and 1992, respectively.

  At December 31, 1993, certificate accounts were scheduled to mature as follows:

     YEAR OF MATURITY                                             AMOUNT
     ----------------                                     ----------------------
                                                          (DOLLARS IN THOUSANDS)
     1994................................................       $2,097,475
     1995................................................          220,791
     1996................................................           91,610
     1997................................................          203,317
     1998................................................           25,488
     After 1999..........................................              352
                                                                ----------
                                                                $2,639,033
                                                                ==========

  At December 31, 1993, loans totaling $98.3 million were pledged as collateral for $5.9 million of public funds on deposit with the Bank and potential future deposits.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 8--DEPOSITS--(CONTINUED)

  Certificates of deposits of $100,000 or more accounted for $593 million and represented 18% of all deposits at December 31, 1993, $550 million or 16% of all deposits at December 31, 1992 and $629 million or 16% of all deposits at December 31, 1991.

  The Bank also utilizes brokered deposits as a short-term means of funding. These deposits are obtained or placed by or through a deposit broker and are subject to certain regulatory limitations. The following table summarizes the Bank's outstanding balance of brokered deposits at the dates indicated:

                                                PERCENT OF
           DECEMBER 31,               AMOUNT  TOTAL DEPOSITS
           ------------               ------- --------------
                                      (DOLLARS IN THOUSANDS)
           1993...................... $92,196      2.74%
           1992...................... $12,850      0.37%

  The carrying amounts and the estimated fair values of deposits consisted of the following at December 31, 1993 (see Note 1 discussion of SFAS No. 107):

                                                          BOOK VALUE FAIR VALUE
                                                          ---------- ----------
                                                               (DOLLARS IN
                                                               THOUSANDS)
   Passbook, checking and money market accounts.......... $  729,610 $  729,600
   Certificates of deposit...............................  2,639,033  2,684,100
                                                          ---------- ----------
     Total deposits...................................... $3,368,643 $3,413,700
                                                          ========== ==========

  SFAS No. 107 defines the fair value of demand deposits as the stated amount of passbook, checking and certain money market accounts. Although SFAS No. 107 specifically prohibits including a deposit-based intangible element as part of the fair value disclosure for deposit liabilities, it does allow supplemental disclosure, which is unaudited. The core deposit intangible is the excess of the fair value of demand deposits over recorded amounts and represents the benefit of retaining these deposits for an expected period of time. Fair value is based on a discounted cash flow analysis using the Bank's alternative funding costs for similar maturities and assumed retention rates for each type of deposit. The core deposit intangible is estimated to be $63.0 million at December 31, 1993, and is not included in the above fair values or recorded as an asset in the statement of financial condition.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 9--FEDERAL HOME LOAN BANK ADVANCES

  FHLB Advances are summarized as follows:

                                                              DECEMBER 31,
                                                          ---------------------
                                                            1993       1992
                                                          --------  -----------
                                                              (DOLLARS IN
                                                               THOUSANDS)
Balance at year-end...................................... $326,400  $   581,400
Average amount outstanding during the year............... $394,591  $   393,344
Maximum amount outstanding at any month-end.............. $496,400  $   581,400
Weighted average interest rate during the year...........     4.33%        5.27%
Weighted average interest rate at year-end...............     4.52%        4.25%
Secured by:
 FHLB Stock.............................................. $ 51,951  $    50,559
 Loans receivable (1)....................................  900,776    1,661,950
                                                          --------  -----------
                                                          $952,727  $ 1,712,509
                                                          ========  ===========

- --------
(1) Includes pledged loans available for use under the letter of credit securing commercial paper (available unused balance was $96 million at December 31, 1993). See Note 10.

  The maturities and weighted average interest rates on FHLB Advances are summarized as follows:

                                                DECEMBER 31,
                             ---------------------------------------------------
                                       1993                      1992
                             ------------------------- -------------------------
                                      WEIGHTED AVERAGE          WEIGHTED AVERAGE
YEAR OF MATURITY              AMOUNT   INTEREST RATE    AMOUNT   INTEREST RATE
- ----------------             -------- ---------------- -------- ----------------
                                           (DOLLARS IN THOUSANDS)
1993........................ $     --         --%      $325,000       3.64%
1994........................    3,700       3.32          3,700       4.10
1996........................   60,000       4.88             --         --
1997........................  232,700       4.02        232,700       4.73
1998........................   10,000       6.30             --         --
2000........................   20,000       8.61         20,000       8.61
                             --------                  --------
                             $326,400       4.52%      $581,400       4.25%
                             ========                  ========

  The estimated fair value of FHLB Advances at December 31, 1993, was $328 million (see Note 1 discussion of SFAS No. 107).

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 10--OTHER BORROWINGS AND SUBORDINATED NOTES

  Other borrowings consist of the following:

                                                                DECEMBER 31,
                                                     YEAR OF  -----------------
                                                     MATURITY   1993     1992
                                                     -------- -------- --------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Short-term borrowings:
 8 7/8% Mortgage-backed medium term notes ("1993
  MTNs")............................................   1993   $     -- $100,000
 9 3/4% Commercial mortgage-backed bonds ("CMBBs")..   1993         --   62,000
 Commercial paper...................................   1993         --   65,000
 Commercial paper...................................   1994    304,000       --
 Securities sold under agreement to repurchase......   1994      3,830       --
                                                              -------- --------
                                                               307,830  227,000
Long-term borrowings:
 8 1/2% Mortgage-backed medium-term notes ("1997
  MTNs")............................................   1997    100,000  100,000
                                                              -------- --------
                                                              $407,830 $327,000
                                                              ======== ========

  The mortgage-backed bonds and notes are summarized as follows:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1993      1992
                                                            --------  --------
                                                               (DOLLARS IN
                                                               THOUSANDS)
Mortgage-backed medium term notes:
 1993 MTNs, matured May 15, 1993:
  Balance at year-end......................................       --  $100,000
  Interest rate at year-end................................       --      8.88%
 1997 MTNs, due April 15, 1997:
  Balance at year-end...................................... $100,000  $100,000
  Interest rate at year-end................................     8.50%     8.50%
 1993 and 1997 MTNs are secured by:
  Joint pool of mortgage loans and mortgage-backed
   securities, at cost.....................................       --  $414,573
  Joint pool of mortgage loans and U.S. Treasury notes, at
   cost.................................................... $255,720        --
CMBBs, matured September 15, 1993:
 Balance at year-end.......................................       --  $ 62,000
 Secured by mortgage loans and U.S. Treasury notes, at
  cost.....................................................       --  $208,923
 Interest rate at year-end.................................       --      9.32%

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 10--OTHER BORROWINGS AND SUBORDINATED NOTES--(CONTINUED)

  Borrowings other than the mortgage-backed bonds and notes are summarized as follows:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1993      1992
                                                             --------  --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Commercial paper:
 Balance at year-end........................................ $304,000  $ 65,000
 Average amount outstanding during the year................. $274,620  $ 21,165
 Maximum amount outstanding at any month-end................ $342,090  $ 94,400
 Weighted average interest rate during the year.............     3.44%     4.05%
 Weighted average interest rate at year-end.................     3.38%     3.57%
 Secured by Letter of Credit from FHLB...................... $400,000  $400,000
Securities sold under agreement to repurchase:
 Balance at year-end........................................ $  3,830        --
 Average amount outstanding during the year................. $138,701  $ 19,542
 Maximum amount outstanding at any month-end................ $289,885  $111,633
 Weighted average interest rate during the year.............     3.23%     3.32%
 Weighted average interest rate at year-end.................     3.40%       --
 Secured by mortgage-backed securities, at cost............. $  4,000        --
Other borrowings:
 Balance at year-end........................................       --        --
 Average amount outstanding during the year.................       --  $  1,085
 Maximum amount outstanding at any month-end................       --  $  3,193
 Weighted average interest rate during the year.............       --      9.54%
 Weighted average interest rate at year-end.................       --        --

  The Bank entered into a Subordinated Loan Agreement dated as of May 15, 1990 (the "Subordinated Loan Agreement") pursuant to which $60 million in subordinated notes (the "Notes") are outstanding, which Notes are guaranteed by Citadel. The Notes were approved by the OTS as additional regulatory capital. The Notes were issued to institutional investors in the amount of $60.0 million, interest payable semiannually at 11.68% per annum, and are repayable in five equal annual installments commencing May 15, 1996.

  The Subordinated Loan Agreement, among other covenants, contains a provision requiring Fidelity to maintain a consolidated tangible net worth at least equal to the greater of (a) $170 million plus 50% of consolidated net earnings since January 1, 1990, or (b) 3.25% of consolidated assets. Management anticipates that additional losses are likely to be incurred during 1994 and that, as a result, consolidated tangible net worth may be reduced to less than $170 million sometime during the first quarter of 1994. However, management's projections for 1994 indicate that the Bank's consolidated tangible net worth will remain above the net worth requirement under the foregoing clause (a) through the end of the year, assuming the formula in clause (a) permits a reduction of the $170 million test if a consolidated net loss has been sustained since January 1, 1990. Under this interpretation, the required consolidated tangible net worth under clause (a) would be $153.9 million at December 31, 1993 and would be further reduced by 50% of all losses during 1994. As of December 31, 1993, the Bank's consolidated tangible net worth amounted to $180.2 million.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 10--OTHER BORROWINGS AND SUBORDINATED NOTES--(CONTINUED)

  On the other hand, the holders of the Notes could take the position that the amount under clause (a) may not be reduced by losses to less than $170 million. Under that position, Fidelity would be in violation of the covenant as soon as consolidated tangible net worth were reduced to less than $170 million. Management believes that such position is not correct; however, there can be no assurance that such position would not prevail if the issue were ever tested in court. If the above covenant were violated, the holders of 66 2/3% in aggregate principal amount of the Notes would be entitled to declare the entire amount of the Notes immediately due and payable. However, if such acceleration would result in the Bank's failure to meet applicable regulatory capital requirements, the holders would be prohibited from accelerating the Notes without the prior approval of the OTS. If the Bank failed to make such payment, Citadel would be required to make such payment under its guarantee of the Notes. Management anticipates that Citadel's funds would be insufficient to make such payment, unless additional funds were raised.

  The holders of the Notes have power of approval over certain matters, including certain asset sales, and may require a repurchase of the Notes upon a "Significant Event." Management believes that neither the approval of the holders nor a Significant Event repurchase offer would be required for consummation of the proposed Restructuring (See Note 14.) if an acquiror of the Bank has outstanding, immediately prior to the closing of the Restructuring, unsecured debt with a credit rating of BBB or better by Standard & Poor's Corporation or Baa2 or better by Moody's Investors Service, Inc. and various financial tests are satisfied after giving effect to the Restructuring. However, should the Restructuring be found to trigger the Significant Event repurchase requirement, Fidelity could be required to pay the principal balance of the Notes of $60 million plus accrued interest and a premium of approximately $12.8 million (calculated as of December 31, 1993). Also, if the consent of the holders should be required under any of the covenants of the Subordinated Loan Agreement but not be obtained, an event of default would occur under the Subordinated Loan Agreement (subject to grace or cure periods in the case of certain covenants) if the Restructuring is completed.

  On March 4, 1994, The Chase Manhattan Bank, N.A. ("Chase"), one of four lenders under the Subordinated Loan Agreement, sued Fidelity, Citadel and Citadel's Chairman of the Board, alleging, among other things, that the transfer of assets pursuant to the Restructuring would constitute a breach of the Subordinated Loan Agreement, including the tangible net worth and other various financial tests contained therein, and seeking to enjoin the Restructuring and to recover damages in unspecified amounts. In addition, the lawsuit alleges that past responses of Citadel and Fidelity to requests by Chase for information regarding the Restructuring violate certain provisions of the Subordinated Loan Agreement and that such alleged violations, with the passage of time, have become current defaults under the Subordinated Loan Agreement. While the other three lenders under the Subordinated Loan Agreement hold $25 million of the Notes, none of them has joined Chase in this lawsuit. The Company is evaluating the lawsuit and, based on its current assessment, the Company does not believe that the allegations have merit.

  Any violation of the tangible net worth covenant or the occurrence of any other event of default under the Subordinated Loan Agreement would also result in a cross default under Fidelity's debt agreements with the FHLB (whether or not the Notes are accelerated) and entitle the FHLB to declare all amounts outstanding to become immediately due and payable. Also, the FHLB may elect not to make further Advances to the Bank and may prevent the Bank from issuing further commercial paper under its existing facility.

  During 1992 and 1991, the Company paid $0.4 million and $0.7 million, respectively, in interest to Craig Corporation (an 8.9% stockholder of the Company and thus a related party) on a $15 million borrowing from that entity. The loan was paid off in June 1992.

  The weighted average interest rate on other borrowings and subordinated notes was 5.54% and 8.39% at December 31, 1993 and 1992, respectively.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 10--OTHER BORROWINGS AND SUBORDINATED NOTES--(CONTINUED)

  The carrying and estimated fair values of other borrowings and subordinated notes consisted of the following at December 31, 1993 (see Note 1 discussion of SFAS No. 107):

                                                           BOOK VALUE FAIR VALUE
                                                           ---------- ----------
                                                                (DOLLARS IN
                                                                THOUSANDS)
   Commercial paper.......................................  $304,000   $304,000
   1997 MTNs..............................................   100,000    110,600
   Subordinated notes.....................................    60,000     60,300
   Securities sold under agreement to repurchase..........     3,830      3,800
                                                            --------   --------
                                                            $467,830   $478,700
                                                            ========   ========

NOTE 11--EMPLOYEE BENEFIT PLANS

 Postretirement Benefits

  The Company provides certain health and life insurance postretirement benefits for all eligible retired employees. Eligibility for the plan is met when the participant reaches age 55 and has 10 years of continuous service.

  Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its unfunded postretirement health care and life insurance program. This statement requires the cost of postretirement benefits to be accrued during the service lives of employees. The Company's previous practice was to expense these costs on a cash basis.

  As of December 31, 1992, the Company's accumulated postretirement benefit obligation ("APBO") was approximately $3.1 million. Upon adoption of the statement, the Company could make the election to immediately recognize the liability or to amortize the amount to expense over 20 years. The Company has elected to amortize this transition obligation over 20 years. Net periodic postretirement benefit costs for 1993 included the following components:

                                                                AMOUNT
                                                        ----------------------
                                                        (DOLLARS IN THOUSANDS)
   Service cost (benefits attributed to service during
    the period)........................................         $187.1
   Interest cost on accumulated postretirement benefit
    obligation.........................................          250.2
   Amortization of transition obligation...............          156.4
                                                                ------
   Net periodic postretirement benefit cost............         $593.7
                                                                ======

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 11--EMPLOYEE BENEFIT PLANS--(CONTINUED)

  The following table sets forth the postretirement benefit liability at December 31, 1993:

  Accumulated postretirement benefit obligation:

                                                                 AMOUNT
                                                         ----------------------
                                                         (DOLLARS IN THOUSANDS)
   Retirees.............................................        $1,616.7
   Employees presently eligible to retire...............         1,115.9
   Employees not yet eligible to retire.................           974.7
                                                                --------
    Total APBO..........................................         3,707.3
   Unrecognized transition obligation...................        (2,971.2)
   Unrecognized cumulative loss.........................          (237.4)
                                                                --------
   Net postretirement benefit liability recognized in
    the statement of financial condition................         $ 498.7
                                                                ========

  The APBO as of December 31, 1993, was determined using a 7.25% weighted average discount rate. The health care cost trend rates were assumed to be 9.5% at December 31, 1993, gradually declining to 5.25% after ten years and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount reported. For example, a 1% increase in the health care trend rate in each year, would increase the accumulated postretirement benefit obligation by $0.6 million (or 17.2%) at December 31, 1993 and the net periodic cost by $0.1 million (or 14.6%) for the year.

 Retirement Income Plan

  The Company has a retirement income plan covering substantially all employees. The defined benefit plan provides for payment of retirement benefits commencing normally at age 65 in a monthly annuity, however, the option of a single cash payment is available. An employee becomes vested upon five years of service. Benefits payable under the plan are generally determined on the basis of the employee's length of service and average earnings. Annual contributions to the plans are sufficient to satisfy legal funding requirements.

 401(k) Plan

  The Company has a 401(k) defined contribution plan available to all employees who have been with the Company for one year and have reached the age of 21. Employees may generally contribute up to 15% of their salary each year, and the Company matches 50% up to the first 6% contributed by the employee.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 12--INCOME TAXES

  Income tax expense/benefit was comprised of the following:

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1993      1992      1991
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
Current income tax expense (benefit):
 Federal.......................................... $(51,033) $ 12,429  $ 21,562
 State............................................       75     1,696     7,365
                                                   --------  --------  --------
                                                    (50,958)   14,125    28,927
                                                   --------  --------  --------
Deferred income tax expense (benefit):
 Federal..........................................   17,746   (15,503)   (8,383)
 State............................................   (3,255)   (4,463)   (4,893)
                                                   --------  --------  --------
                                                     14,491   (19,966)  (13,276)
                                                   --------  --------  --------
                                                   $(36,467) $ (5,841) $ 15,651
                                                   ========  ========  ========


  Income tax liability/receivable was comprised of the following:

                                                             DECEMBER 31,
                                                        ------------------------
                                                           1993         1992
                                                        -----------  -----------
                                                        (DOLLARS IN THOUSANDS)
Current income tax liability (receivable):
 Federal............................................... $   (43,603) $    6,242
 State.................................................      (1,767)     (1,332)
                                                        -----------  ----------
                                                            (45,370)      4,910
                                                        -----------  ----------
Deferred income tax liability (receivable):
 Federal...............................................      14,564      (3,182)
 State.................................................      (8,555)      2,008
 Valuation Allowance--State............................       7,308          --
                                                        -----------  ----------
                                                             13,317      (1,174)
                                                        -----------  ----------
                                                        $   (32,053) $    3,736
                                                        ===========  ==========

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 12--INCOME TAXES--(CONTINUED)

  The components of the net deferred tax liability/asset are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1993     1992
                                                              --------  -------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
FEDERAL:
Deferred tax liabilities:
 Loan fees and interest...................................... $ 12,995  $13,906
 FHLB stock dividends........................................   12,066   11,515
 California franchise tax....................................    2,691       --
 Other.......................................................    7,480    5,229
                                                              --------  -------
Gross deferred tax liabilities...............................   35,232   30,650
                                                              --------  -------
Deferred tax assets:
 California franchise tax....................................       --    1,633
 Bad debt and loan loss deduction............................   11,369   25,997
 REO operating income........................................    2,926       --
 Other.......................................................    6,373    6,202
                                                              --------  -------
Gross deferred tax assets....................................   20,668   33,832
Valuation allowance..........................................       --       --
                                                              --------  -------
Deferred tax assets, net of allowance........................   20,668   33,832
                                                              --------  -------
Net deferred tax liability (asset)........................... $ 14,564  $(3,182)
                                                              ========  =======
STATE:
Deferred tax liabilities:
 Loan fees and interest...................................... $  4,245  $ 4,502
 FHLB stock dividends........................................    3,942    3,728
 Other.......................................................    2,514    1,371
                                                              --------  -------
Gross deferred tax liabilities...............................   10,701    9,601
Deferred tax assets:
 Bad debt and loan loss deduction............................   16,187    5,391
 Other.......................................................    3,069    2,202
                                                              --------  -------
Gross deferred tax assets....................................   19,256    7,593
Valuation allowance..........................................   (7,308)      --
                                                              --------  -------
Deferred tax assets, net of allowance........................   11,948    7,593
                                                              --------  -------
Net deferred tax liability (asset)........................... $ (1,247) $ 2,008
                                                              ========  =======

  No valuation allowance under SFAS No. 109 was required for federal purposes. Federal deferred tax assets would be fully realized as an offset against reversing temporary differences which create net future tax liabilities, and/or through loss carrybacks. Therefore, even if no future income was expected, federal deferred tax assets would still be fully realized. However, a valuation allowance under SFAS No. 109 was required for state purposes, as certain state deferred tax assets would not be realized as an offset against reversing temporary differences which create net future state tax liabilities.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 12--INCOME TAXES--(CONTINUED)

  A reconciliation from the statutory income tax expense/benefit to the consolidated effective income tax expense/benefit follows:

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1993     1992     1991
                                                    --------  -------  -------
                                                     (DOLLARS IN THOUSANDS)
   Expected federal income tax expense (benefit)... $(35,234) $(1,290) $ 6,227
   Increases (reductions) in taxes resulting from:
    Franchise tax expense (benefit), net of
     federal income tax............................   (4,398)    (234)   1,631
    Bad debt and loan loss deduction...............       --       --    3,300
    Goodwill.......................................    3,108      124      124
    Redetermination of tax.........................       --   (4,130)   4,373
    Other, net.....................................       57     (311)      (4)
                                                    --------  -------  -------
   Income tax expense (benefit).................... $(36,467) $(5,841) $15,651
                                                    ========  =======  =======

  The Company's tax returns have been audited by the Internal Revenue Service through December 31, 1987 and by the California Franchise Tax Board through December 31, 1985. The tax returns filed for 1986, 1987 and 1988 are currently under audit by the California Franchise Tax Board. The tax returns filed for 1988 and 1989 are currently in the appeals process with the Internal Revenue Service. In addition, the Internal Revenue Service is currently auditing the tax returns filed for 1990 and 1991. Although the Company's management believes its federal income tax returns properly reflect the Company's tax liability, the Internal Revenue Service might assess additional taxes related to, among other things, certain disputed industry issues affecting the industry as a whole. If additional taxes are assessed, the Company intends to utilize all statutorily allowable remedies to achieve a favorable outcome for years under examination.

  Savings institutions are allowed a bad debt deduction for federal income tax purposes based on either 8% of taxable income or the savings institution's actual loss experience. Fidelity's bad debt deductions for the years presented were based on actual loss experience.

  Under the provisions of SFAS No. 109 (paragraphs 31 and 32), a deferred tax liability has not been provided for tax bad debt and loan loss reserves which arose in tax years prior to December 31, 1987. The Company had $52.5 million of such reserves at December 31, 1993, for which $18.4 million of taxes have not been provided. If these reserves are used for any purpose other than to absorb bad debt losses, federal taxes would have to be provided at the then current income tax rate. It is not contemplated that the accumulated reserves will be used in a manner that will create such liabilities.

NOTE 13--COMMITMENTS AND CONTINGENCIES

  The Company and certain of its subsidiaries had a number of lawsuits and claims pending at December 31, 1993. The Company's management and its counsel believe that none of the lawsuits or claims pending will have a materially adverse impact on the financial condition or business of the Company.

  See Note 17--Subsequent Events.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 13--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

  Fidelity enters into agreements to extend credit to customers on an ongoing basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Most commitments are expected to be drawn upon, and therefore the total commitment amounts generally represent future cash requirements. At December 31, 1993, the Bank had commitments to fund loans of $37.9 million at market interest rates on the dates such commitments are to be funded.

  At December 31, 1993, the Bank was a party to interest rate swap agreements in which the Bank receives a fixed interest rate and pays a floating interest rate on a total notional principal amount of $250 million. These agreements have remaining maturities of less than four years and an estimated fair value of $2.0 million (See Note 1 discussion of SFAS No. 107).

  As of December 31, 1993, the Bank had sold several interest rate swap option agreements with a total notional amount of $200 million. The agreements give the right to the buyer to cancel the swap agreement at a specified future date. The Bank receives a fixed interest rate and pays a floating interest rate tied to LIBOR over the life of the agreement for the option and swap. At December 31, 1993, the average fixed receive rate was 5.00% and the average pay rate was 3.34%. The swap options are held as trading positions during the option period and are carried at market value and gains and losses are recorded in operations. The estimated fair value of these positions at December 31, 1993 was a loss of approximately $1.7 million. In January 1994, the options to cancel were not exercised and the average fixed receive rate adjusted to 4.70%. The swaps have remaining maturities of less than four years.

  As of December 31, 1993, the Bank had several open put and call positions for mortgage loans expiring in January 1994. These positions were minor and no losses were incurred.

  As of December 31, 1993, the Bank had certain loans with a gross principal balance of $127.3 million, of which $106.3 million had been sold in the form of mortgage pass-through certificates, over various periods of time, to four investor financial institutions leaving a balance of $21.0 million retained by the Bank. These mortgage pass-through certificates provide a credit enhancement to the investor financial institutions in the form of the Bank's subordination of its retained percentage interest to that of the investor financial institutions. In this regard, the aggregate of $106.3 million held by the investor financial institutions are deemed Senior Mortgage Pass-Through Certificates and the $21.0 million held by the Bank are subordinated to the Senior Mortgage Pass-Through Certificates in the event of borrower default. Full recovery of the $21.0 million is subject to this contingent liability due to its subordination. In 1993, the Bank repurchased one of the Senior Mortgage Pass-Through Certificates with a face value of $38.3 million, from one of the investor institutions. It is included in the mortgage-backed securities held for sale portfolio at December 31, 1993. The other Senior Mortgage Pass-Through Certificates totaling $68.0 million are owned by other investor institutions.

  During 1992, the Bank effected the securitization by FNMA of $114.3 million of multifamily mortgages wherein $114.3 million in whole loans were swapped for Triple A rated mortgage-backed securities through FNMA's Alternative Credit Enhancement Structure ("ACES") program. These mortgage-backed securities were sold in December 1993 and the current outstanding balance as of December 31, 1993 of $102.0 million is serviced by the Bank.

  As part of a credit enhancement to absorb losses relating to the ACES transaction, the Bank has pledged and placed in a trust account, as of December 31, 1993, $13.3 million, comprised of (a) $2.7 million in cash and (b) $10.6 million in book value U.S. Treasury securities. The Bank shall absorb losses, if any, which may

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 13--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

be incurred on the securitized multifamily loans and FNMA is responsible for losses, if any, in excess of the $13.3 million. The securities have been included in other investments held for sale and in response to this classification, an adjustment has been recorded for lower of cost or market in addition to any credit losses. Total reserves equal $8.4 million as of December 31, 1993.

  The Company conducts portions of its operations from leased facilities. All of the Company's leases are operating leases. At December 31, 1993, aggregate minimum rental commitments on operating leases with noncancelable terms in excess of one year were as follows:

         YEAR OF MATURITY                         AMOUNT
         ----------------                 ----------------------
                                          (DOLLARS IN THOUSANDS)
           1994..........................        $ 3,218
           1995..........................          2,751
           1996..........................          2,759
           1997..........................          2,830
           1998..........................          2,709
           Thereafter....................         10,842
                                                 -------
                                                 $25,109
                                                 =======

  Operating expense includes rent expense of $3.0 million in 1993, $2.8 million in 1992, and $2.7 million in 1991.

NOTE 14--STOCKHOLDERS' EQUITY

 Fidelity's Regulatory Capital

  The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the OTS to implement a system requiring regulatory sanctions action against institutions that are not adequately capitalized, with the sanctions growing more severe, the lower the institution's capital. Under FDICIA, the OTS issued regulations establishing specific capital ratios for five separate capital categories. The five categories of ratios are:

                                                                       TOTAL
                                                                    CAPITAL  TO
                                 CORE CAPITAL TO    CORE CAPITAL TO    RISK-
                              ADJUSTED TOTAL ASSETS  RISK-WEIGHTED    WEIGHTED
                                (LEVERAGE) RATIO     ASSETS RATIO   ASSETS RATIO
                              --------------------- --------------- ------------
Well capitalized............       5% or above        6% or above   10% or above
Adequately capitalized......       4% or above        4% or above   8% or above
Undercapitalized............        Under 4%           Under 4%       Under 8%
Significantly
 undercapitalized...........        Under 3%           Under 3%       Under 6%
Critically undercapitalized.  Ratio of tangible equity to adjusted total assets of 2% or less

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 14--STOCKHOLDERS' EQUITY--(CONTINUED)

  The following table summarizes the capital ratios of the adequately capitalized category and Fidelity's regulatory capital at December 31, 1993 as compared to such ratios. As indicated in the table, Fidelity's capital levels exceeded the three minimum capital ratios of the adequately capitalized category.

                                               CORE CAPITAL
                             CORE CAPITAL TO     TO RISK-       TOTAL CAPITAL
                             ADJUSTED TOTAL      WEIGHTED         TO RISK-
                                 ASSETS           ASSETS       WEIGHTED ASSETS
                             ---------------  ---------------  ---------------
                              BALANCE    %     BALANCE    %     BALANCE    %
                             ---------- ----  ---------- ----  ---------- ----
                                         (DOLLARS IN THOUSANDS)
  Regulatory capital........ $  182,100 4.15% $  182,100 6.27% $  270,600 9.32%
  Adequately capitalized
   requirement..............    175,500 4.00     116,100 4.00     232,300 8.00
                             ---------- ----  ---------- ----  ---------- ----
  Excess capital............ $    6,600 0.15% $   66,000 2.27% $   38,300 1.32%
                             ========== ====  ========== ====  ========== ====
  Adjusted Assets(1)........ $4,388,400       $2,903,600       $2,903,600
                             ==========       ==========       ==========

- --------
(1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb).

  Although the Bank was deemed adequately capitalized at December 31, 1993, at such date, absent the $28 million in capital contributed to the Bank by Citadel during the year (see "Other Equity Transactions" below), the Bank would not have met the 4% core capital to adjusted total assets requirement of the adequately capitalized category and thus would have been classified as undercapitalized for purposes of the OTS' prompt corrective action regulations.

  The OTS' capital regulations, as required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks. The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish individual minimum capital requirements ("IMCR") for a savings institution which are higher than the industry minimum requirements, upon a determination that an IMCR is necessary or appropriate in light of the institution's particular circumstances, such as if the institution is expected to have losses resulting in capital inadequacy, has a high degree of exposure to credit risk, or has a high amount of nonperforming loans. The OTS has proposed a regulation that would add to the list of circumstances in which an IMCR may be appropriate for a savings association the following: a high degree of exposure to concentration of credit risk or risks arising from nontraditional activities, or failure to adequately monitor and control the risks presented by concentration of credit and nontraditional activities.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 14--STOCKHOLDERS' EQUITY--(CONTINUED)

  The following table summarizes the regulatory capital requirements for Fidelity under FIRREA at December 31, 1993, but does not reflect the required future phasing out of certain assets, including investments in, and loans to, subsidiaries which may presently be engaged in activities not permitted for national banks and, for risk-based capital, real estate held for investment (the impact of which the Bank believes to be immaterial), nor does the table reflect the impact of certain proposed regulations. As indicated in the table, Fidelity's capital levels exceed all three of the currently applicable minimum capital requirements.

                                         DECEMBER 31, 1993
                          ----------------------------------------------------
                                                                  CURRENT
                             TANGIBLE                           RISK-BASED
                              CAPITAL        CORE CAPITAL         CAPITAL
                          ----------------  ----------------  ----------------
                           BALANCE     %     BALANCE     %     BALANCE     %
                          ----------  ----  ----------  ----  ----------  ----
                                      (DOLLARS IN THOUSANDS)
Stockholder's Equity(1).. $  182,300        $  182,300        $  182,300
Adjustments:
 Intangible assets.......     (2,100)               --                --
 Nonincludable
  subsidiaries...........       (200)             (200)             (200)
 General valuation
  allowances.............         --                --            36,700
 Qualifying subordinated
  notes..................         --                --            59,200
 Equity investments......         --                --            (7,400)
                          ----------        ----------        ----------
Regulatory capital(2)....    180,000  4.10%    182,100  4.15%    270,600  9.32%
Required minimum.........     65,800  1.50     131,700  3.00     232,300  8.00
                          ----------  ----  ----------  ----  ----------  ----
Excess capital........... $  114,200  2.60% $   50,400  1.15% $   38,300  1.32%
                          ==========  ====  ==========  ====  ==========  ====
Adjusted assets(3)....... $4,386,300        $4,388,400        $2,903,600
                          ==========        ==========        ==========

- --------
(1) Fidelity's total stockholder's equity, calculated in accordance with generally accepted accounting principles, was 4.16% of its total assets at December 31, 1993.
(2) At periodic intervals, both the OTS and the FDIC routinely examine the bank as part of their legally prescribed oversight of the industry. Based on their examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.
(3) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb).

  The Company is actively pursuing a restructuring plan that would include both the transfer to a newly-formed Citadel subsidiary or division of certain problem assets of the Bank and a sale of the Bank and Gateway (the "Restructuring"; discussions of the sale of the Bank in the context of the Restructuring include the sale of Gateway). The Company is currently seeking a strategic buyer or a new core set of equity investors for the Bank. Any such sale of the Bank will be subject to the approval of Citadel's Board of Directors (the "Board") and stockholders as well as the OTS. Following the proposed sale of the Bank, Citadel would become a real estate company and focus on the servicing and enhancement of its loan and real estate portfolio. The Restructuring calls for the Bank's disposition of substantially all of its problem assets, together with a small amount of its performing assets, so as to improve the attractiveness of the Bank to potential acquisition or investment candidates. Most the Bank's problem assets would be transferred to the new Citadel real estate subsidiary or division using securitized debt financing.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 14--STOCKHOLDERS' EQUITY--(CONTINUED)

  The Bank does not intend to implement the above-described bulk problem asset dispositions in the absence of an acquisition of the Bank by another financial institution or financial investors who are able to infuse additional core capital into the Bank. Any such acquisition will also require the approval of Citadel's Board and stockholders, as well as the OTS, which will condition its approval in part on the adequacy of the capital of the Bank after the Restructuring.

 OTS Examinations

  In January 1994, Citadel and the Bank received reports of the various regular examinations conducted by the OTS in 1993. As a result of the findings of the OTS in its safety and soundness examination of the Bank, Fidelity will be subject to higher examination assessments and is subject to additional regulatory restrictions including, but not limited to, (a) a prohibition, absent prior OTS approval, on increases in total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter; (b) a requirement that the Bank submit to the OTS for prior review and approval the names of proposed new directors and executive officers and proposed employment contracts with any director or senior officer; (c) a requirement that the Bank submit to the OTS for prior review and approval any third-party contract outside the normal course of business; and (d) the OTS would have the ability, in its discretion, to require 30 days' prior notice of all transactions between Fidelity and its affiliates (including Citadel and Gateway).

  The OTS also expressed concern in a number of specific areas principally relating to asset quality and the resulting negative impact on capital levels and earnings, as well as management effectiveness in certain areas. Management believes that the proposed Restructuring of the Company discussed above, if accomplished, will be responsive to most of the OTS' concerns.

 Other Equity Transactions

  In March 1993, the Company completed a rights offering in which approximately $31.4 million of capital, net of expenses, was raised. Of that amount, $18.0 million was contributed to the capital of Fidelity in the first quarter of 1993 and an additional $10.0 million was contributed in the fourth quarter of 1993. Also, in the fourth quarter of 1993, Gateway paid a $1.0 million dividend to Citadel.

  In the third quarter of 1992, the Company retired its treasury stock of 179,700 shares. The carrying value of the stock of $6.1 million reduced the common stock and paid-in capital accounts as reflected in the statement of financial condition. The retirement of treasury stock did not affect the Bank's regulatory capital.

  The Bank paid a cash dividend of $1.0 million in the third quarter of 1992 to Citadel and during the fourth quarter of 1992, Fidelity paid a dividend in kind to Citadel consisting of its equity ownership of its securities brokerage subsidiary, Gateway. These dividends reduced Fidelity's capital by $2.1 million and had an immaterial effect on the Bank's tangible, core and risk-based capital.

 Stock Option Plans

  Citadel has two qualified stock option plans under which options to purchase shares of Citadel's common stock may be granted. Under the Key Employee Stock Option Program (the "1982 Stock Option Plan"), all options available for grant have been granted. Under the 1987 Stock Option and Stock Appreciation Rights Plan (the "1987 Stock Option Plan"), options to purchase up to 175,000 shares may be granted through April 22, 1997 and at December 31, 1993, there were 140,450 shares still available to grant. Options granted under both plans may not have an exercise price less than the fair market value of the common stock on the date of the grant, are exercisable in whole or in part, and expire no later than the tenth anniversary of the date of grant.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993


NOTE 14--STOCKHOLDERS' EQUITY--(CONTINUED)

  A summary of the 1982 Stock Option Plan and the 1987 Stock Option Plan activity follows:

                                                    1982             1987
                                                STOCK OPTION     STOCK OPTION
                                                    PLAN             PLAN
                                               ---------------- ----------------
                                               NUMBER   AVERAGE NUMBER   AVERAGE
                                                 OF     OPTION    OF     OPTION
                                               OPTIONS   PRICE  OPTIONS   PRICE
                                               -------  ------- -------  -------
   Balance, January 1, 1991...................  4,825   $58.00   30,100  $40.66
    Expired...................................     --       --   (3,800)  32.78
                                               ------           -------
   Balance, December 31, 1991.................  4,825    58.00   26,300   41.80
    Expired................................... (4,825)   58.00  (20,750)  44.21
                                               ------           -------
   Balance, December 31, 1992.................     --       --    5,550   32.78
    Granted...................................     --       --   20,000   21.90
                                               ------           -------
   Balance, December 31, 1993.................     --       --   25,550  $24.26
                                               ======           =======

  At December 31, 1993, all of the options outstanding under the 1987 Stock Option Plan were fully exercisable.

NOTE 15--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                   FIRST   SECOND    THIRD   FOURTH
                                  QUARTER  QUARTER  QUARTER  QUARTER    YEAR
                                  -------- -------  -------  -------  --------
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                  AMOUNTS)
1993:
 Interest income................. $ 78,187 $73,679  $69,187  $68,539  $289,592
 Interest expense................   49,397  46,748   43,767   48,479   188,391
 Provision for estimated loan
  losses.........................    7,500  14,500   19,500   23,600    65,100
 Provision for estimated real
  estate losses..................    1,000  16,000    4,000    9,200    30,200
 Gains (losses) on sales of
  loans, net.....................      395     225      (34)    (392)      194
 Gains (losses) on sales of
  mortgage-backed securities,
  net............................       --   1,543      917   (1,118)    1,342
 Gains (losses) on sales of
  investment securities, net.....       --   1,946       17   (2,017)      (54)
 Net earnings (loss).............      135 (15,245) (14,725) (37,326)  (67,161)
 Net earnings (loss) per share...      .04   (2.31)   (2.23)   (5.66)   (11.56)
 Market prices of common stock:
  High...........................   23 7/8  21 7/8   18 5/8   19 1/2    23 7/8
  Low............................   16      12 5/8   14 1/4    9 3/8     9 3/8
1992:
 Interest income................. $104,918 $96,838  $86,743  $82,223  $370,722
 Interest expense................   69,757  61,203   56,337   52,644   239,941
 Provision for estimated loan
  losses.........................    6,970   7,656   32,660    3,894    51,180
 Provision for estimated real
  estate losses..................    2,030   2,344    6,340    7,106    17,820
 Gains on sales of loans, net....      353     284      403       77     1,117
 Net earnings (loss).............    6,055   4,472  (14,870)   6,389     2,046
 Net earnings (loss) per share...     1.84    1.35    (4.51)    1.94       .62
 Market prices of common stock:
  High...........................   32 7/8  29 1/2   25 5/8   20 7/8    32 7/8
  Low............................   14 5/8  23 1/2   13       13 7/8    13

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 15--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)--(CONTINUED)

                                   FIRST    SECOND   THIRD     FOURTH
                                  QUARTER  QUARTER  QUARTER   QUARTER    YEAR
                                  -------- -------- --------  -------- --------
                                              (DOLLARS IN THOUSANDS,
                                            EXCEPT PER SHARE AMOUNTS)
1991:(1)
 Interest income................. $136,808 $133,934 $128,080  $121,302 $520,124
 Interest expense................  105,268   98,494   89,865    84,390  378,017
 Provision for estimated loan
  losses.........................    3,924    5,417   36,502     4,000   49,843
 Provision for estimated real es-
  tate losses....................    2,076      583    3,903     2,000    8,562
 Gains on sales of loans, net....       --      114      256     1,748    2,118
 Gains on sales of mortgage-
  backed securities, net.........       --    1,008       --     7,985    8,993
 Gains on sales of investment se-
  curities, net..................       --        1       --        --        1
 Net earnings (loss).............    4,421    7,093  (21,129)   12,278    2,663
 Net earnings (loss) per share...     1.34     2.15    (6.41)     3.73      .81
 Market prices of common stock:
  High...........................   34 1/4   34 1/8   37 1/8    28       37 1/8
  Low............................   17 1/4   28 1/2   28 5/8     8 7/8    8 7/8

- --------
(1) The 1991 third quarter earnings originally reported had been reduced by $11,593,000 due to the temporary Staff Accounting Bulletin ("SAB") No. 91 limitation of tax benefits on loan loss reserves. The restated third quarter amounts reflect earnings which were increased by $11,593,000 in tax benefits which were allowable under SFAS No. 109 and SFAS No. 96. No other amounts were required to be restated. See Notes 1 and 12 to the consolidated financial statements. The effect of the change on the third quarter of 1991 is as follows:

                                                        QUARTER ENDED
                                                      SEPTEMBER 30, 1991
                                                   ---------------------------
                                                                    NET LOSS
                                                    NET LOSS       PER SHARE
                                                   -------------  ------------
                                                    (DOLLARS IN THOUSANDS,
                                                   EXCEPT PER SHARE AMOUNT)
   As originally reported with SAB No. 91
    limitation.................................... $     (32,722)  $     (9.92)
   Effect of reversal of SAB No. 91 limitation....        11,593          3.51
                                                   -------------   -----------
   As restated.................................... $     (21,129)  $     (6.41)
                                                   =============   ===========

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 16--PARENT COMPANY CONDENSED FINANCIAL INFORMATION

  This information should be read in conjunction with the other notes to the consolidated financial statements.

                          CITADEL HOLDING CORPORATION
                       STATEMENTS OF FINANCIAL CONDITION

                                                                DECEMBER 31,
                                                              -----------------
                                                                1993     1992
                                                              -------- --------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
ASSETS:
 Cash........................................................ $  2,284 $    710
 Investment in subsidiaries..................................  182,966  221,427
 Other assets................................................    2,767    2,931
                                                              -------- --------
                                                              $188,017 $225,068
                                                              ======== ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
  Income tax liability....................................... $     15 $    590
  Other liabilities..........................................      599    1,292
                                                              -------- --------
                                                                   614    1,882
 Total stockholders' equity..................................  187,403  223,186
                                                              -------- --------
                                                              $188,017 $225,068
                                                              ======== ========

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993


NOTE 16--PARENT COMPANY CONDENSED FINANCIAL INFORMATION--(CONTINUED)

                          CITADEL HOLDING CORPORATION
                            STATEMENTS OF OPERATIONS


                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                        1993     1992    1991
                                                      --------- ------ --------
                                                       (DOLLARS IN THOUSANDS)
INCOME:
 Dividends from subsidiaries......................... $   1,000 $2,075 $     --
 Subordinated notes interest income..................        --    538    1,800
 Other income........................................       324     55      230
                                                      --------- ------ --------
                                                          1,324  2,668    2,030
EXPENSES:
 Interest expense....................................        --     --      752
 Related party loan interest expense.................        --    408      709
 Provision for estimated real estate losses..........        --     --    1,025
 Other expense.......................................     2,986  2,402    3,630
                                                      --------- ------ --------
                                                          2,986  2,810    6,116
                                                      --------- ------ --------
Earnings (loss) before income tax benefit............   (1,662)  (142)  (4,086)
Income tax benefit...................................     (961)  (845)  (1,595)
                                                      --------- ------ --------
Net earnings (loss) before equity in undistributed
 net earnings of subsidiaries........................     (701)    703  (2,491)
Equity in undistributed net earnings (loss) of
 subsidiaries........................................  (66,460)  1,343    5,154
                                                      --------- ------ --------
Net earnings (loss).................................. $(67,161) $2,046 $  2,663
                                                      ========= ====== ========

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 16--PARENT COMPANY CONDENSED FINANCIAL INFORMATION--(CONTINUED)

                          CITADEL HOLDING CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS--OPERATING ACTIVITIES:
 Net earnings (loss)............................. $(67,161) $  2,046  $  2,663
 Reconciliation of net earnings (loss) to net
  operating cash flows:
  Provision for estimated losses.................       --        33     1,025
  Losses on sales of securities..................       16        --        --
  Purchases of investment securities held for
   sale..........................................  (35,001)       --        --
  Maturities of investment securities held for
   sale..........................................   21,844        --        --
  Sale of investment securities held for sale....   13,239        --        --
  Interest receivable decrease...................       --       471         7
  Other assets increase (decrease)...............      164    (1,032)     (204)
  Equity in net (earnings) loss of subsidiaries..   65,460    (3,418)   (5,154)
  Deferred income taxes increase (decrease)......       36      (816)      312
  Interest payable (decrease)....................       --        --        (4)
  Other liabilities and deferred income increase
   (decrease)....................................   (1,303)      116     1,514
  Other, net.....................................      (98)       --      (445)
                                                  --------  --------  --------
   Operating cash flows, net.....................   (2,804)   (2,600)     (286)
                                                  --------  --------  --------
CASH FLOWS--INVESTING ACTIVITIES:
 Retirement of subordinated notes................       --    15,000        --
 Other, net......................................       --     1,059    (1,891)
                                                  --------  --------  --------
   Investing cash flows, net.....................       --    16,059    (1,891)
                                                  --------  --------  --------
CASH FLOWS--FINANCING ACTIVITIES:
 Short-term borrowings decrease..................       --        --   (15,000)
 Proceeds from (repayment of) related party loan.       --   (15,000)   15,000
 Proceeds from stock rights offering.............   31,378        --        --
 Capital contributions to Fidelity...............  (28,000)       --        --
 Dividends from subsidiaries.....................    1,000     1,000        --
                                                  --------  --------  --------
  Financing cash flows, net......................    4,378   (14,000)       --
                                                  --------  --------  --------
   Net increase (decrease) in cash and cash
    equivalents..................................    1,574      (541)   (2,177)
  Cash and cash equivalents at beginning of
   period........................................      710     1,251     3,428
                                                  --------  --------  --------
  Cash and cash equivalent at end of period...... $  2,284  $    710  $  1,251
                                                  ========  ========  ========
CASH FLOWS--SUPPLEMENTAL INFORMATION:
 Cash paid during the period for:
  Interest expense on borrowings................. $     --  $    408  $  1,465
  Income taxes...................................       75        96        52
 Dividend of Gateway from Fidelity...............       --     1,075        --

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 16--PARENT COMPANY CONDENSED FINANCIAL INFORMATION--(CONTINUED)

 Citadel's Liquidity

  Citadel has limited cash assets and no material cash producing operations or assets other than its investment in Fidelity and in Gateway.

  Because of Fidelity's current capital levels, dividends and distributions from Fidelity will not be available to Citadel for the foreseeable future. Thus, Citadel's current cash balances, together with potential future dividends from Gateway, are the only sources of cash to Citadel. Management believes that these cash resources will only be sufficient to meet Citadel expenditures through mid-1994. Unless the Restructuring (see Note 14) is consummated at that time, Citadel will be required to obtain additional cash to fund its expenditures, and no assurances can be given that Citadel will be able to obtain such funds.

NOTE 17--SUBSEQUENT EVENTS

 Northridge Earthquake

  In January 1994, the greater Los Angeles area was seriously affected by a major earthquake and attendant aftershocks, centered in the San Fernando Valley. Because the Bank's main operations are located near the most seriously affected areas, and a substantial number of its customers are located in the most seriously affected areas, management has initiated, but not completed, efforts to evaluate the effect of the earthquake on the Bank's operations and customers.

  The Bank's portfolio includes loans and REO with a net book value of approximately $937 million secured by or comprised of 1,414 multifamily (5 units or more), 15 commercial, and 2,313 single family and multifamily (2 to 4 units) collateral properties in the primary earthquake areas. After the earthquake, the Bank's appraisers surveyed all of Fidelity's multifamily and commercial properties located in these areas and identified 231 properties, representing loans and REO with a net book value of $140 million, with more than "cosmetic" damage. Of such 231 properties, 204 properties related to the Bank's loans and REO with a net book value of $124 million were identified as having "possible serious damage" and an additional 27 properties with a net book value of $16 million were identified as "actually or potentially condemned". The Bank commissioned structural and building engineers or building inspectors to estimate the cost of repairs to properties in these two categories. The cost of repairs has been preliminarily estimated to be $5.7 million and $11.1 million, respectively. Of this total $16.8 million, approximately $6.0 million of seismic damage exceeds the principal balance on the collateral properties' respective loans. Accordingly, the Bank currently would not expect its losses due to the earthquake to exceed $10.8 million with respect to its commercial and multifamily properties. The Bank expects the actual losses payable by the Bank to be lower because many repair costs may be borne by the borrowers, who in addition to their own funds, may have access to government assistance and/or earthquake insurance proceeds. As part of its normal internal asset review process, the Bank will adjust its reserves as its losses become quantifiable.

  In addition to the multifamily and commercial assets referenced above, the Bank has identified 2,313 single family and multifamily (2 to 4 units) assets in the affected areas. 173 borrowers with unpaid principal balances totaling $29.4 million called in to report damages through February 8, 1994. The Bank has commenced inspection of these properties and continues to assess damages and potential earnings and loss impact with respect to these properties.

  The earthquake will also have some adverse affect on loan originations and the sale of financial services in the retail branch network in the near term. In addition, physical damage was sustained at some of

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                      THREE YEARS ENDED DECEMBER 31, 1993

NOTE 17--SUBSEQUENT EVENTS--(CONTINUED)

the Bank administrative and branch office facilities located in the Los Angeles area, however, only one Bank-owned building in the San Fernando Valley region of Los Angeles sustained major damage. It is estimated that necessary repairs to all affected facilities, net of anticipated insurance reimbursement, shall not exceed $0.5 million. Other potential financial impacts of the earthquake include additional personnel costs, property inspection costs, and others. Based upon the information gathered to date, the total estimated cost to the Company for these items is not expected to be material.

 Pending Litigation

  On March 4, 1994, The Chase Manhattan Bank, N.A. ("Chase"), one of four lenders under Fidelity's $60 million subordinated loan agreement of 1990 (the "Subordinated Loan Agreement"), sued Fidelity, Citadel and Citadel's Chairman of the Board, alleging, among other things, that the transfer of assets pursuant to the Restructuring would constitute a breach of the Subordinated Loan Agreement, and seeking to enjoin the Restructuring and to recover damages in unspecified amounts. In addition, the lawsuit alleges that past responses of Citadel and Fidelity to requests by Chase for information regarding the Restructuring violate certain provisions of the Subordinated Loan Agreement and that such alleged violations, with the passage of time, have become current defaults under the Subordinated Loan Agreement. While the other three lenders under the Subordinated Loan Agreement hold $25 million of the subordinated notes (the "Notes"), none of them has joined Chase in this lawsuit. The Company is evaluating the lawsuit and, based on its current assessment, the Company does not believe that the allegations have merit. The impact of this lawsuit on the capital position of the Bank, cross default provisions under the Bank's other debt agreements and the guarantee by Citadel is uncertain. See Notes 10 and 14.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by this reference is the information set forth in the sections entitled "ELECTION OF DIRECTORS" and "MANAGEMENT" contained in the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders (the "1994 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by this reference is the information set forth in the section entitled "EXECUTIVE COMPENSATION" contained in the 1994 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by this reference is the information set forth in the sections entitled "ELECTION OF DIRECTORS" and '"PRINCIPAL HOLDERS OF CITADEL COMMON STOCK" contained in the 1994 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by this reference is the information set forth in the section entitled "RELATED PARTY TRANSACTIONS" contained in the 1994 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)(1) FINANCIAL STATEMENTS

                             DESCRIPTION                               PAGE NO.
                             -----------                               --------
  Independent Auditors' Report........................................   F-1
  Consolidated Statements of Financial Condition at December 31, 1993
   and 1992...........................................................   F-2
  Consolidated Statements of Operations for Each of the Three Years in
   the Period Ended December 31, 1993.................................   F-3
  Consolidated Statements of Stockholders' Equity for Each of the
   Three Years in the Period Ended December 31, 1993..................   F-4
  Consolidated Statements of Cash Flows for Each of the Three Years in
   the Period Ended December 31, 1993.................................   F-5
  Notes to Consolidated Financial Statements for Each of the Three
   Years in the Period Ended December 31, 1993........................   F-7

  (A)(2) FINANCIAL STATEMENT SCHEDULES

  All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  (B) REPORTS ON FORM 8-K

  The Company filed a Report on Form 8-K on January 11, 1994 reporting on
  Item 5. "Other Events."

  (C) EXHIBITS

3.1 Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company's Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

3.2 Restated By-laws of the Company (filed as Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

4.1 Indenture dated as of March 1, 1985, between Fidelity and First Interstate Bank of California, as trustee (filed as Exhibit 4 to the Company's Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

4.2 The Company agrees to provide the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Company and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the Commission.

10.1 Fidelity Federal Savings and Loan Association Key Employee Stock Option Program (filed as Exhibit A to the Company's Registration Statement on Form S-8 (No. 2-96207) filed on March 4, 1985, and incorporated herein by reference).

10.2 Loan Agreement between Fidelity and Royal Shore Associates Limited Partnership, dated February 17, 1984 (filed as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

10.3 Agreement, dated August 2, 1984, between Fidelity and Marine Midland Bank, N.A. (filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

10.4 Indemnity Agreement, dated August 13, 1987, between the Company and the Directors and Officers of the Company (filed as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1987, and incorporated herein by reference).

10.5 Indemnity Agreement dated August 26, 1987 between Fidelity and the Directors and Officers of Fidelity (filed as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1987, and incorporated herein by reference).

10.6 Citadel Holding Corporation 1987 Stock Option and Stock Appreciation Rights Plan (filed as Exhibit A to the Company's definitive Proxy Statement dated May 29, 1987, and incorporated herein by reference).

10.7 Form of Incentive Stock Option Agreement (filed as Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1987, and incorporated herein by reference).

10.8 Form of Indemnity agreement approved June 27, 1990, between Citadel and directors and certain officers of Citadel terminating and replacing that certain Indemnity Agreement dated August 22, 1987 (filed as Exhibit
       10.15 to the Company's Form 10-K for the year ended December 31, 1987, and incorporated herein by reference).

10.9 Form of Indemnity Agreement approved June 27, 1990, between Fidelity and directors and certain officers of Fidelity terminating and replacing that certain Indemnity Agreement dated August 22, 1987 (filed as Exhibit
       10.16 to the Company's Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

10.10 Loan agreement dated as of May 15, 1990, between Fidelity, the Company and certain lenders as defined in said Loan Agreement regarding the issuance by Fidelity of $60 million of Fidelity's 11.68% subordinated notes (filed as Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

10.11 Letter agreement dated May 1, 1991 summarizing the terms and conditions of employment between Philip R. Sherringham and Fidelity (filed as Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

10.12 Letter agreement dated as of June 29, 1992 with Walter H. Morris, Jr. with respect to employment (filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

10.13 Consulting Agreement with Scott A. Braly dated as of August 3, 1992, and amendments thereto dated as of August 26, 1992 and November 30, 1992 (filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

10.14 Form of Severance Agreement and related Guaranty Agreement to be entered into with Kirk S. Sellman, Walter H. Morris, Jr., Godfrey B. Evans, and other company executives (filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

10.15  Executive Employment Agreement dated as of June 2, 1992 between Richard
       M. Greenwood and Fidelity and Amendment No. 1 thereto dated March 24, 1993 (filed as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

10.16 Letter agreement of employment and guaranty dated as of June 2, 1992 between Richard M. Greenwood and Citadel Holding Corporation and Amendment No. 1 thereto dated January 24, 1993 (filed as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

10.17 Dealer agreement, Letter of Credit Reimbursement Agreement and Depository Agreement dated as of July 31, 1992 relating to the commercial paper of Fidelity (filed as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

10.18 Data Processing Agreement by and between Systematics Financial Services, Inc. and Fidelity dated May 1, 1993, with exhibits and First Amendment thereto (filed herewith).

10.19 Letter agreement dated January 4, 1994 summarizing the terms and conditions of employment between James E. Stutz and Fidelity (filed herewith).

10.20 Letter agreement dated December 14, 1993 summarizing the terms and conditions of employment between Steve Wesson and Citadel (filed herewith).

22     Subsidiaries of the Company (filed herewith).

27     Financial Data Schedule (filed herewith).

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Citadel Holding Corporation

                                          By     /s/ James J. Cotter
                                            ___________________________________
                                                     James J. Cotter
                                                  Chairman of the Board

Date: March 30, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ James J. Cotter           Director, Chairman of the        March 30, 1994
- ------------------------------------  Board, Citadel Holding
          James J. Cotter             Corporation


    /s/ Richard M. Greenwood         President and Chief              March 30, 1994
- ------------------------------------  Executive Officer, Citadel
        Richard M. Greenwood          Holding Corporation;
                                      Chairman of the Board,
                                      President and Chief
                                      Executive Officer, Fidelity
                                      Federal Bank

     /s/ Donald R. Boulanger         Director                         March 30, 1994
- ------------------------------------
        Donald R. Boulanger

       /s/ Peter W. Geiger           Director                         March 30, 1994
- ------------------------------------
          Peter W. Geiger

        /s/ Mel Goldsmith            Director                         March 30, 1994
- ------------------------------------
           Mel Goldsmith

       /s/ Zelbie Trogden            Director                         March 30, 1994
- ------------------------------------
           Zelbie Trogden

      /s/ S. Craig Tompkins          Director                         March 30, 1994
- ------------------------------------
         S. Craig Tompkins

   /s/ Alfred Villasenor, Jr.        Director                         March 30, 1994
- ------------------------------------
       Alfred Villasenor, Jr.

       /s/ Andre S.W. Shih           Treasurer,                       March 30, 1994
- ------------------------------------  Senior Vice President--
          Andre S.W. Shih             Acting Chief Financial
                                      Officer (Principal
                                      Financial Officer)

         /s/ Heidi Wulfe             Senior Vice President--          March 30, 1994
- ------------------------------------  Controller and Chief
            Heidi Wulfe               Accounting Officer
                                      (Principal Accounting
                                      Officer)

