Form 10-K/A
period 1993-12-31
CITADEL HOLDING CORP
filed 1994-05-02
CIK 716634

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A

                               (AMENDMENT NO. 1)
(Mark One)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

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



- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                          CITADEL HOLDING CORPORATION

                          ANNUAL REPORT ON FORM 10-K/A

                      FOR THE YEAR ENDED DECEMBER 31, 1993

                                    PART III

                                                                               PAGE
                                                                               ----
Item 10.   Directors and Executive  Officers of the Registrant...............   II-2
Item 11.   Executive Compensation............................................   II-5
Item 12.   Security Ownership of Certain Beneficial Owners and Management....   II-9
Item 13.   Certain Relationships and Related Transactions....................  II-11

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  The following table sets forth certain information, except where otherwise indicated, as of December 31, 1993 with respect to the directors of Citadel and Fidelity. All Citadel directors serve approximately one-year terms and are elected at each annual stockholders' meeting. Fidelity continues to have a classified board, approximately one-third of the members of which are elected each year to serve three-year terms.

                               TERM AS
                               FIDELITY  FIRST
                               DIRECTOR  BECAME    POSITION HELD WITH
NAME OF DIRECTOR          AGE  EXPIRES   DIRECTOR  CITADEL AND FIDELITY
- - ----------------          ---  --------  --------  --------------------

James J. Cotter.........  56     1995      1986    Director and Chairman of
                                                   Citadel
Richard M. Greenwood....  46     1995      1992    Director, President and Chief
                                                   Executive Officer of Citadel
                                                   and Fidelity, Chairman of
                                                   Fidelity
Donald R. Boulanger.....  49     1996      1991    Director of Citadel and
                                                   Fidelity
Peter W. Geiger.........  67     1994      1990    Director of Citadel and
                                                   Fidelity
Mel Goldsmith...........  66     1994      1992    Director of Citadel and
                                                   Fidelity
Ralph B. Perry III......  58     1995      1985    Director of Fidelity only
S. Craig Tompkins.......  43     N/A       1993    Director of Citadel only
Zelbie Trogden..........  57     1996      1993    Director of Citadel and
                                                   Fidelity
Alfred Villasenor, Jr. .  64     1994      1987    Director of Citadel and
                                                   Fidelity

  Set forth below is certain information concerning the principal occupation and business experience of each of the individuals named during the past five years.

  Mr. Cotter was re-elected to the Board of Directors of Citadel and Fidelity in June 1991, named Acting Chairman in October 1991 of Citadel and Fidelity, and named Chairman of the Board of Citadel on June 5, 1992. Mr. Cotter resigned from the Board of Fidelity in December 1993. Mr. Cotter also serves as Chairman of the Board of Doran Street Real Estate Corporation ("Doran"), a real estate subsidiary of Citadel. Mr. Cotter previously served as a director of Citadel from February 1986 to May 1988. He has been Chairman of the Board of Craig Corporation ("Craig") (retail grocery and real estate management business) since 1988 and a director since 1985. He is also Executive Vice President and a director of The Decurion Corporation (motion picture exhibition). Mr. Cotter began his association with The Decurion Corporation in 1969. Mr. Cotter has been the Chief Executive Officer and a director of Townhouse Cinemas Corporation since 1987. Mr. Cotter is the General Partner of James J. Cotter, Ltd., a limited partner in Hecco Ventures I, a California Limited Partnership and a general partner in Hecco Ventures II, a California General Partnership (Hecco I and Hecco II are involved in investment activities), and has been a director of Stater Bros., Inc. (retail grocery) since 1987. Mr. Cotter is also a director of the Reading Company ("Reading") (the assets of which consist principally of cash equivalents and real estate) and has served as the Chairman of the Board of that company since 1991. Craig is a 47% owner of Reading and a 50 % owner of Stater Bros., Inc. Mr. Cotter is the proprietor of Cecilia Packing Corporation (citrus fruit and packing operation). See "Principal Holders of Citadel Common Stock."

  Mr. Greenwood joined the Company in June 1992 as President and Chief Executive Officer of both Citadel and Fidelity and Chairman of the Board of Fidelity. Mr. Greenwood is also a director of Doran. Prior to joining the Company, he served as Chief Financial Officer of CalFed, Inc. and California Federal Bank from 1990 to 1992. From 1988 to 1990, Mr. Greenwood was Chief Financial Officer and Treasurer of Valley National Corporation and Valley National Bank located in Phoenix, Arizona. Mr. Greenwood served from 1978 to 1988 in various positions at Citicorp/Citibank, including Vice President, Division Treasurer (Europe, Middle East and Africa) and Senior Vice President of Citicorp Homeowners' (a mortgage bank).

  Mr. Boulanger has been President and a director of National Deposit Life Insurance Company since 1989. National Deposit Life Insurance Company is a major provider of corporate retirement plans. From 1983 to 1989,

Mr. Boulanger was Senior Vice President at Kaufman and Broad Corp. (now Broad, Inc.) where he was responsible for a large life insurance holding company's investments.

  Mr. Geiger is presently a financial and marketing consultant. He retired as Vice President and Senior Account Officer of Bank of America where he served from 1959 to 1990. His responsibilities at Bank of America included the development, structuring, analysis and negotiation of large corporate financings for major media and entertainment companies.

  Mr. Goldsmith has been a private real estate investor and a consultant to The Decurion Corporation since 1984, advising company management concerning real estate transactions, employee compensation and general operations.

  Mr. Perry has been a partner of the law firm of Graven Perry Block Brody & Qualls, a professional corporation, located in Los Angeles, California, since 1968. Graven Perry Block Brody & Qualls performs legal services for the Company from time to time. See "Related Party Transactions-- Attorneys' Fees." Mr. Perry was a director of Craig from 1985 to 1993 and a director of Reading since 1988.

  Mr. Tompkins is the President of each of Craig and Reading. Mr. Tompkins also serves on the Board of Directors of Craig, Reading, Doran and G & L Realty, Inc. (a real estate company with operations in Southern California). Prior to joining Craig Corporation and the Reading Company in March 1993, Mr. Tompkins was a partner specializing in corporate and real estate law at the law firm of Gibson, Dunn & Crutcher from January 1984 through February 1993. Mr. Tompkins holds a bachelor's degree (magna cum laude) from Claremont McKenna College and a J.D. (magna cum laude) from Harvard Law School.

  Mr. Trogden was Senior Vice President of Bank of America in charge of providing credit and banking services to the entertainment and media industries until his retirement in June 1993. Prior to joining Bank of America, Mr. Trogden was employed in various positions with Security Pacific National Bank from 1960 until the 1992 merger of Security Pacific and Bank of America.

  Mr. Villasenor has been President and the owner of Unisure Insurance Services, Incorporated, a corporation specializing in life, business life and group health insurance for over 30 years. Mr. Villasenor served on the Board of Directors of ELAR, a reinsurance company from 1990 to 1991.

EXECUTIVE OFFICERS

  Set forth below are the executive officers of the Company (other than Mr. Greenwood--see "Directors" above), together with the positions currently held by those persons.

                                      POSITION WITH FIDELITY         POSITION WITH CITADEL
NAME                            AGE       OR SUBSIDIARY                  OR SUBSIDIARY
- - ----                            ---   ----------------------         ---------------------
Walter H. Morris, Jr. (1)        42   Executive Vice                           --
                                      President and Chief
                                      Lending Officer
James E. Stutz                   50   Executive Vice                           --
                                      President, Retail
                                      Banking
Kirk S. Sellman (1)              44   Executive Vice                           --
                                      President, Retail
                                      Banking
Steve Wesson                     36   Executive Vice                           --
                                      President, Real
                                      Estate Asset
                                      Management
Frederick N. Bailard (1)         46   Senior Vice                              --
                                      President, Real
                                      Estate Asset
                                      Management
James F. Barnett III             30   Senior Vice                              --
                                      President, Credit
                                      Administration
Robert P. Condon                 52   President and Chief            President and Chief Executive
                                      Executive Officer of           Officer of Gateway Investment
                                      Citadel Service                Services, Inc.
                                      Corporation
Diana E. Cookmeyer               45   Senior Vice President                    --
                                      and Chief
                                      Administration Officer


                                                               POSITION WITH
                                           POSITION WITH        CITADEL OR
      NAME                      AGE   FIDELITY OR SUBSIDIARY    SUBSIDIARY
      ----                      ---   ----------------------   -------------
Godfrey B. Evans                 40   Senior Vice              Senior Vice
                                      President, General       President,
                                      Counsel and Secretary    General Counsel
                                                               and Secretary

Andre S. W. Shih                 42   Senior Vice              Senior Vice
                                      President, Treasurer     President,
                                      and Acting Chief         Treasurer and
                                      Financial Officer        Acting Chief
                                                               Financial Officer

Heidi Wulfe                      39   Senior Vice              Senior Vice
                                      President, Controller    President,
                                      and Chief Accounting     Controller and
                                      Officer                  Chief Accounting
                                                               Officer

- - -----------------

(1) Mr. Morris resigned March 18, 1994. Mr. Sellman resigned January 3, 1994. Mr. Bailard resigned February 2, 1994.

  Mr. Morris joined Fidelity in June 1992 as Executive Vice President and Chief Lending Officer. Prior to joining Fidelity, Mr. Morris was President and Chief Executive Officer of First Interstate Mortgage Company, a wholly-owned mortgage banking subsidiary of First Interstate Bank of California from 1989 to 1992. In 1988, Mr. Morris served as a Vice President of First Interstate Bank, Ltd. and an executive officer of First Interstate Capital Markets Limited from 1986 to 1987.

  Mr. Stutz joined Fidelity in January 1994 as Executive Vice President, Retail Banking. Prior to joining Fidelity, Mr. Stutz served since 1985 as Executive Vice President and Chief Operating Officer, Consumer Banking of HomeFed Bank, where he was responsible for creating and overseeing the retail and consumer banking operations of a 215 branch network. Mr. Stutz was also Chairman, President and Chief Executive Officer of Columbus Savings, a wholly-owned subsidiary of HomeFed Corporation, where he was responsible for the consolidation of several savings institutions and the subsequent merger of the company into HomeFed Bank. Mr. Stutz served from 1971 until 1994 in various positions at HomeFed Bank.

  Mr. Sellman joined Fidelity in January 1991 as Executive Vice President, Retail Banking. Prior to joining Fidelity, Mr. Sellman was Senior Vice President, Retail Banking, for Gibraltar Savings and Loan Association ("Gibraltar") from 1980 to 1990. He also was Senior Vice President, Retail Banking for Gibraltar Savings Bank, FSB (a Gibraltar affiliated company in Seattle, Washington), from 1987 to 1990.

  Mr. Wesson joined Fidelity as Executive Vice President, Real Estate Asset Management in January 1994. Mr. Wesson became President and Chief Executive Officer of Doran in late 1993 and has been actively involved in the strategic direction of the business since that time. Prior to this appointment, Mr. Wesson was Chief Executive Officer of Burton Property Trust, the U.S. real estate subsidiary of a major U.K. corporation, the Burton Group PLC. In this position he was responsible for the workout of the company's portfolio of real estate assets and eventual closure of the business.

  Mr. Bailard served as Senior Vice President, General Counsel and Corporate Secretary for Citadel from August 1992 through August 1993 when Mr. Bailard became Senior Vice President in charge of Real Estate Asset Management for Fidelity. From 1990 to 1992, Mr. Bailard served as Executive Vice President and General Counsel of Valley Federal Savings and Loan Association, where he served as Senior Vice President and General Counsel from 1989 to 1990. From 1980 to 1988, Mr. Bailard was employed as chief legal officer by Ducommun Incorporated, a Los Angeles-based diversified industrial company.

  Mr. Barnett joined Fidelity in January 1992 as Senior Vice President and Internal Asset Review Manager. In February 1993, Mr. Barnett was appointed Senior Vice President, Credit Administration. Prior to joining Fidelity, Mr. Barnett was a Federal Thrift Regulator for the Office of Thrift Supervision between 1987 and 1991. He was responsible for the examination, supervision and problem resolution of multi-billion dollar thrift institutions in the West Region.

  Mr. Condon joined Gateway Investment Services, Inc. ("Gateway"), Citadel's securities brokerage subsidiary, as President and Chief Executive Officer in September 1993. Prior to joining Gateway, Mr. Condon served as General Manager of Wellpoint Life Insurance Company, a subsidiary of Blue Cross of California. Before that he was President and Chief Executive Officer of CalFed Investment Services, in charge of the development and sale of alternative investment products through the bank branch network.

  Ms. Cookmeyer joined Fidelity in April 1991. In her current capacity as Senior Vice President and Chief Administrative Officer, Ms. Cookmeyer manages the Human Resources, MIS, Administrative Services, Marketing, and Business Excellence functions Fidelity. Prior to joining Fidelity, she spent 17 years in management and human resources consulting with such firms as McKinsey & Company, Towers, Perin, Forster, and Crosby, and Coopers & Lybrand.

  Mr. Evans joined Fidelity as Senior Vice President and Senior Corporate Counsel in 1987 and in 1988 was appointed Senior Vice President and Senior Corporate and Regulatory Counsel to both Citadel and Fidelity. In November 1989, Mr. Evans was named General Counsel of Citadel. In December 1990, Mr. Evans became the Corporate Secretary of Citadel and Fidelity. Mr. Evans currently holds the title of Senior Vice President, General Counsel and Corporate Secretary of Fidelity and Citadel. From 1982 to 1987, he was an attorney with the law firm of Gibson, Dunn & Crutcher, practicing in the areas of corporate, thrift institution and securities law.

  Mr. Shih joined Fidelity in July 1991 as Vice President, Director of Corporate Development and Asset Liability Management. In December 1991, he was named Senior Vice President. Prior to joining Fidelity, Mr. Shih was a principal of Kesselman & Shih, a financial advisory firm, which he co-founded in 1990. From 1985 to 1990, Mr. Shih was a Vice President of First Interstate Bank, where he worked in the business analysis, internal consulting and financial analysis areas.

  Ms. Wulfe, a C.P.A., joined Fidelity and Citadel in 1989 as Vice President and Controller, and in 1991 she was name Senior Vice President. From 1987 to 1989, she was Vice President and Controller at Antelope Valley Savings and Loan Association. From 1977 to 1987, she was a CPA with the accounting firm of Grant Thornton, Accountants and Management Consultants, specializing in financial institutions.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following Summary Compensation Table sets forth the compensation earned during the year ended December 31, 1993 by the Company's Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers at December 31, 1993.

                                                                                 LONG TERM
                                            ANNUAL COMPENSATION                 COMPENSATION
                                ----------------------------------------------  ------------
                                                                                 SECURITIES
                                                                                 UNDERLYING
                                                                   OTHER           STOCK
                                                                   ANNUAL         OPTIONS     ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR     SALARY       BONUS    COMPENSATION(1)    GRANTED   COMPENSATION(2)
- - ---------------------------     ----     ------     --------   ---------------    -------   ---------------
Richard M. Greenwood            1993    $376,846    $50,000      $39,359(3)       20,000        $    0
 President and Chief            1992    $209,173          0       25,986(3)            0             0
 Executive Officer              1991         N/A        N/A        N/A              N/A            N/A

Walter H. Morris, Jr. (4)       1993    $178,500    $     0         0                0          $    0
 Executive Vice President       1992      87,500     15,000         0                0               0
 and Chief Lending Officer      1991         N/A        N/A        N/A              N/A            N/A

Andre S. W. Shih                1993    $134,847    $25,000         0                0          $    0
 Senior Vice President,         1992     125,000     19,500         0                0               0
 Treasurer and Acting Chief     1991      55,289          0         0                0               0
 Financial Officer

Frederick N. Bailard (4)        1993    $132,692    $     0         0                0          $1,171
 Senior Vice President, Real    1992      45,673      5,000         0                0               0
 Estate Asset Management        1991         N/A        N/A        N/A              N/A            N/A

Kirk S. Sellman (4)             1993    $137,308    $     0         0                0          $4,269
 Executive Vice President,      1992     125,000     15,000         0                0           3,351
 Retail Banking                 1991     115,500      5,563(5)      0                0               0

(1) Excludes perquisites if the aggregate amount thereof is less than $50,000, or 10% of salary plus bonus, if less.

(2) Consists of matching contributions under the Company's 401(k) Plan.

(3) When Mr. Greenwood was hired on June 3, 1992, the Company agreed to make him an interest free loan of $240,000 described below. The amount shown includes interest on such loan in 1993 of $9,984, an automobile allowance of $20,040, an excess group life insurance policy for which Fidelity paid premium in the amount of $2,345 and other benefits.

(4) Mr. Morris resigned March 18, 1994. Mr. Bailard resigned February 2, 1994. Mr. Sellman resigned January 3, 1994.

(5) Includes amounts earned under the Company's Management Incentive Compensation Plan (see "Employee Benefit Plans--Management Incentive Compensation Program") with respect to each year in question, even if payment was made in the following year.


STOCK OPTIONS

  On March 24, 1993, the Company granted to Mr. Greenwood a stock option to purchase 20,000 shares of Citadel common stock at a price of $21.90 per share. The Company granted no other stock options and no stock appreciation rights ("SARs") to executives or employees in 1993. The following table sets forth the stock options outstanding held by the named executives as of December 31, 1993. All options are exercisable. No SARs are outstanding.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                              POTENTIAL RALIZABLE VALUE
                                                                                             AT ASSUMED ANNUAL RATES OF
                                                                                              STOCK PRICE APPRECIATION
                                              INDIVIDUAL GRANTS                                    FOR OPTION TERM
                          ---------------------------------------------------------------   -----------------------------
                            NUMBER OF     PERCENT OF TOTAL
                            SECURITIES     OPTIONS/SARS
                            UNDERLYING      GRANTED TO
                           OPTIONS/SARS    EMPLOYEES IN         EXERCISE OR    EXPIRATION          5%           10%
    NAME                     GRANTED        FISCAL YEAR         BASE PRICE        DATE       $35.67/SHARE    $56.80/SHARE
- - -----------------------    ------------   ----------------     ------------    ----------    ------------    ------------
Richard M. Greenwood          20,000            100%               $21.90          2003         $713,400      $1,136,000
Walter H. Morris, Jr.              0              0                    --            --              --              --
Andre S. W. Shih                   0              0                    --            --              --              --
Frederick N. Bailard               0              0                    --            --              --              --
Kirk S. Sellman                    0              0                    --            --              --              --

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                              NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                             UNDERLYING UNEXERCISED             IN-THE-MONEY
                                 SHARES ACQUIRED                            OPTIONS/SARs AT FY-END(#)     OPTIONS/SARs AT FY-END(#)
NAME                             ON EXERCISE (#)     VALUE REALIZED ($)     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
- - --------------------------       ---------------     ------------------     -------------------------     -------------------------
Richard M. Greenwood                  N/A                    N/A                     20,000/0                        0(1)
Walter H. Morris, Jr.                  --                     --                        --                          --
Andre S. W. Shih                       --                     --                        --                          --
Frederick N. Bailard                   --                     --                        --                          --
Kirk S. Sellman                        --                     --                        --                          --

- - ------------

(1) None of the options held by Mr. Greenwood are in-the-money.

RETIREMENT INCOME (DEFINED BENEFIT) PLAN

  The Company maintains a Retirement Income Plan which is a qualified, non-contributory defined benefit retirement plan. The Retirement Plan provides for monthly retirement payments or an actuarially equivalent lump sum to or on behalf of each covered employee or beneficiary upon retirement at age 65 or upon early retirement (i.e. the attainment of age 55 and the completion of 10 years of service) and, under certain circumstances, upon disability, death or other termination of employment, based upon the employee's average monthly compensation and the aggregate number of years of service.

  The following table illustrates approximate annual benefits payable at normal retirement age for various combinations of service and compensation:

                                              YEARS OF SERVICE
                                ------------------------------------------
 AVERAGE FINAL COMPENSATION       15       20       25       30       35
- - -----------------------------   ------   ------   ------   ------   ------
 $ 50,000                       11,302   15,069   18,836   22,603   26,370
  100,000                       24,427   32,569   40,711   48,853   56,995
  150,000                       37,552   50,069   62,586   75,103   87,620
  200,000                       37,552   50,069   62,586   75,103   87,620
  250,000                       37,552   50,069   62,586   75,103   87,620
  300,000                       37,552   50,069   62,586   75,103   87,620
  350,000                       37,552   50,069   62,586   75,103   87,620
  400,000                       37,552   50,069   62,586   75,103   87,620


  Compensation under the Retirement Income Plan includes all regular pay, excluding overtime, commissions and bonuses, limited by IRC 401(a)(17) compensation limit ($150,000 for 1994). The benefit amounts listed above were computed on a 10-year certain and life basis, which is the normal form under the plan.

  The approximate years of credited service as of December 31, 1993 for each of the named executive officers are as follows:


      NAME                 SERVICE
- - ---------------------      -------
Richard M. Greenwood       1 year
Walter H. Morris, Jr.      1 year
Andre S. W. Shih           2 years
Kirk S. Sellman            3 years
Frederick N. Bailard       1 year

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

  Mr. Greenwood and the Company entered into a three-year employment agreement as of June 3, 1992, his date of hire. Mr. Greenwood's agreement with the Company provides for compensation during the first twelve months at the rate of $365,000 per year, increasing to $385,000 for the second twelve months and $415,000 for the third twelve months. In the event of termination by the Company other than for "cause", or by Mr. Greenwood for "cause", Mr. Greenwood would be entitled to receive, in addition to accrued benefits under any applicable benefits plans, an amount equal to the sum of (i) the balance of the amount which would have been paid to Mr. Greenwood had his employment continued through the remainder of the twelve month period in which such termination occurred and (ii) $365,000 if such termination occurs during the first twelve months, $385,000 if such termination occurs during the second twelve months, and $0 if such termination occurs during the third twelve months of his employment. In the event of an "Acquisition of Control" (as defined in the agreement) of the Company by any person other than Craig, Reading, Hecco Ventures I, Tucson Electric Power Company or any one or more of their respective affiliates, Mr. Greenwood would be entitled to receive additional severance compensation in the amount of $500,000 during the first twelve months of his employment, reducing to $250,000 and $0 for the second and third twelve months of his employment, respectively. This additional compensation is also payable in the event of termination without "cause" by Mr. Greenwood, or failure of the parties to enter into a new employment contract, following any such "Acquisition of Control." Mr. Greenwood is also entitled to participate in the Company's health, pension and bonus programs.

  In March 1993, the Board of Directors approved entering into severance agreements with Messrs. Sellman, Bailard and Morris under which the Company agreed to pay each of them a sum equal to one year's salary if they are discharged or effectively discharged following a "change in control" involving any person other than Craig, Reading, Hecco Ventures I, Tucson Electric Power Company or one or more of their respective affiliates. The Board of Directors approved entering into the same or similar agreements with approximately 16 other Company officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The following are members of the Compensation Committees of Citadel and
Fidelity:

               Mr. James J. Cotter -- Citadel

               Mr. Mel Goldsmith -- Citadel and Fidelity

               Mr. Ralph B. Perry III -- Fidelity

               Mr. Alfred Villasenor, Jr. -- Citadel and Fidelity

  None of the Committee members are employees of Citadel or Fidelity, nor are they involved in any interlocking directorships. Mr. Perry is a member of a law firm that provides legal services to the Company. See Item 13. "Certain Relationships and Related Transactions--Attorneys' Fees." Mr. Greenwood serves in an advisory capacity to the Compensation Committees of Citadel and Fidelity.


COMPENSATION OF DIRECTORS

  Nonemployee directors are paid fees in the amount of a $23,000 annual retainer plus $1,000 for each board meeting and $850 for each committee meeting attended in person (or $300 in the case of telephonic meetings). In addition, Mr. Villasenor is paid $850 quarterly for his attendance at the Fidelity CRA Committee meetings. Committee chairmen who are not Company employees receive an additional $2,500 per year. For directors who fail to attend a meeting (unless excused for illness), the attendance fee for the ensuing 12 meetings is reduced by $100 per meeting. Failure to attend two or more meetings reduces the attendance fee by $250 per meeting for the ensuing 12 meetings.

  In December 1993, the Board increased Mr. Cotter's annual retainer to $100,000 retroactive to October 1991. Mr. Cotter receives no meeting fees in addition to the retainer and all annual retainers and meeting fees paid to Mr. Cotter since October 1991 were netted from payments due retroactively. As of December 1993, the net amount owed to Mr. Cotter under this new compensation arrangement was $117,525. The first quarterly installment of the 1994 annual retainer in the amount of $25,000 was paid on January 2, 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of March 31, 1994, (i) the name of each person known to Citadel to be the beneficial owner of more than 5% of the outstanding Citadel Common Stock, (ii) the total number of shares of Citadel Common Stock beneficially owned by each such person and (iii) the percentage of all Citadel Common Stock outstanding held by each such person.

                                         AMOUNT AND
                                          NATURE OF
NAME AND ADDRESS OF                      BENEFICIAL       PERCENT OF
 BENEFICIAL OWNER                       OWNERSHIP(1)        CLASS
- - -------------------                     ------------      ----------
FMR Corp.
  82 Devonshire Street
  Boston, Massachusetts 02109........       364,968(2)       5.53%
Vanguard/Windsor Fund, Inc.
  1300 Morris Drive
  Valley Forge, Pennsylvania 19482...       447,500(3)       6.78%
Craig Corporation
  116 North Robertson Boulevard
  Los Angeles, California 90048......       592,712(4)       8.99%
Dillon Investors, L.P.
  21 East State Street, Suite 1410
  Columbus, Ohio 43215...............       647,000(5)       9.81%

- - ----------

(1) Except as otherwise indicated, the persons listed as beneficial owners of the shares have the sole voting and investment power with respect to such shares.


(2) As reported in a Schedule 13G dated February 11, 1994 filed by FMR Corp. FMR Corp. is the parent holding company of Fidelity Management & Research Company, an investment advisor to Fidelity Low-Priced Stock Fund (the "Fund"), which holds 364,968 shares or 5.53% of the outstanding shares of the Company. FMR does not have sole power to vote or direct the voting of shares held by the Fund, which power resides with the Fund's Board of Trustees.

(3) As reported in Amendment No. 6 to a Schedule 13G of Vanguard/Windsor Fund, Inc. dated February 2, 1994 and as otherwise advised by such stockholder. The Company is advised that Wellington Management Company acts as investment adviser to Vanguard/Windsor Fund, Inc.

(4) As reported in Amendment No. 10 dated October 19, 1993 to a Schedule 13D filed by Craig with respect to the Company and as otherwise advised by Craig. Pursuant to their application, Craig, Mr. Cotter and Reading (which is 47% owned by Craig) were in April of 1991 granted approval by the OTS, subject to certain conditions for one year, to acquire control of the Company and/or to increase, from time to time, their equity ownership in the Company. The OTS has extended the approval to April 23, 1994 and Craig, Mr. Cotter and Reading may apply for an extension beyond that date. Mr. Cotter is the Chairman of the Board and a principal stockholder of Craig, but disclaims any beneficial ownership of the Common Stock held by Craig.

(5) As reported in a Schedule 13D dated March 17, 1994 of Dillon Investors, L.P. ("DI"), Roderick H. Dillon, Jr., general partner of DI, Roderick H. Dillon, Jr.-IRA and Roderick H. Dillon, Jr.-Foundation. Mr. Dillon is a private investor with Dillon Capital Management Limited Partnership, an investment management firm. Mr. Dillon owns 10,000 shares of the Company (5,000 individually and 5,000 shares through his IRA) totaling .152% of the Company's outstanding shares (.076% individually and .076% through his IRA). The Roderick H. Dillon, Jr.-Foundation holds 2,000 shares or .030% of the outstanding shares of the Company.

SECURITY OWNERSHIP OF MANAGEMENT

  The following table sets forth the shares of Citadel Common Stock owned as of January 31, 1994 by all directors, each executive officer named in Item 10 and by the directors and executive officers of Citadel as a group as of December 31, 1993. Except as noted and subject to applicable community property and similar statues, the indicated beneficial owner of the shares has sole voting power and sole investment power.

                                      AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP   PERCENT OF CLASS
- - ------------------------              --------------------   ----------------
James J. Cotter......................      592,712(1)             8.99%
Richard M. Greenwood.................       20,000(2)               *
Donald R. Boulanger..................          201                  *
Peter W. Geiger......................           --                 --
Mel Goldsmith........................          603                  *
Ralph B. Perry III...................           --                 --
S. Craig Tompkins....................           --                 --
Zelbie Trogden.......................           --                 --
Alfred Villasenor, Jr................          900                  *
Walter H. Morris, Jr.................           --                 --
James E. Stutz.......................           --                 --
Kirk S. Sellman......................        2,027                  *
Steve Wesson.........................           --                 --
Frederick N. Bailard.................           --                 --
James F. Barnett III.................           --                 --
Robert P. Condon.....................           --                 --
Diana E. Cookmeyer...................           --                 --
Godfrey B. Evans.....................          300(2)               *
Andre S. W. Shih.....................           --                 --
Heidi Wulfe..........................           --                 --
All directors and executive officers
 as a group (20 persons).............      616,743(3)             9.35%

- - ----------


(1) Mr. Cotter is the Chairman and a principal stockholder of Craig Corporation, which holds 592,712 shares of Citadel Common Stock. Mr. Cotter disclaims beneficial ownership of these shares.

(2) Represents shares subject to options granted by the Company.

(3) Includes 20,300 shares subject to options granted by the Company.

  * Represents less than one percent of the outstanding shares of Citadel Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS BY FIDELITY

  Fidelity offers home loans to directors, officers and employees of the Company. These loans are made in the ordinary course of business and, in the judgment of management, do not involve more than the normal risk of collectibility. The loans are secured by real property and are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with non-affiliated persons. However, pursuant to the provisions of Fidelity's employee loan program which existed prior to the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the interest rate generally charged was one-half percent less than the rate for comparable transactions with non-affiliated persons on fixed-rate loans and was one percent below the margin on adjustable-rate loans. In addition, employees generally do not pay loan fees or closing costs on their loans. The rate on these types of loans remains at the reduced level only for so long as the individual obtaining the loan continues to be employed by, or serves as a director of, the Company. Since the passage of FIRREA, Federal Reserve Board regulations applicable to savings institutions prohibit the making of preferential loans to directors and executive officers of Fidelity who perform policy-making functions. Accordingly, Fidelity no longer grants such loans to any director or any officer who influences corporate policy. Prior to the enactment of FIRREA, directors and executive officers with policy making functions could participate in Fidelity's employee loan program and to the extent they had loans outstanding on the effective date of FIRREA's enactment, such loans have grandfathered status.

                                HIGHEST               UNPAID
                           INDEBTEDNESS SINCE      BALANCE AS OF      INTEREST RATE AT       YEAR
NAME                       DECEMBER 31, 1992     DECEMBER 31, 1993   DECEMBER 31, 1993       MADE
- - ----                       ------------------    -----------------   -----------------       ----
Godfrey B. Evans               $198,221            $194,416            5.103%                1987
Godfrey B. Evans               $ 77,971            $ 76,950            7.0%                  1989
S. Craig Tompkins              $650,000(1)         $646,430            7.75%                 1993

- - ----------

(1) This loan was sold to Residential Funding Corporation post-origination and Fidelity continues to service the loan.

CITADEL LOAN TO CEO

As part of Mr. Greenwood's compensation package, Citadel extended an interest-free loan to Mr. Greenwood in the amount of $240,000, payable on demand. The loan was made principally to refinance a loan extended to Mr. Greenwood by his previous employer, and Citadel agreed to reimburse Mr. Greenwood for interest accrued on such refinanced loan in the amount of $8,965 from the date of his employment with Citadel until the new loan was made on October 27, 1992. Interest on such loan in the amount of $9,942 was imputed to Mr. Greenwood in fiscal 1993.

ATTORNEYS' FEES

Graven Perry Block Brody & Qualls performs legal services for the Company from time to time. The Company paid that firm approximately $157,146 for such legal services performed during 1993 and costs related thereto. Mr. Perry, a director of the Company, is a partner of that firm. Prior to joining the Company's Board of Directors in March 1993, Mr. Tompkins was a partner at Gibson, Dunn & Crutcher, acting as outside legal counsel to the Company.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's stock to file reports of ownership and changes in ownership with the Securities Exchange Commission (the "SEC") and the American Stock Exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those person, the Company believes that during the year ending December 31, 1993, its officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

                                   SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS AMENDMENT TO REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         CITADEL HOLDING CORPORATION


                                         By  /S/   GODFREY B. EVANS
                                           ------------------------------------
                                                   Godfrey B. Evans
                                                Senior Vice President,
                                          General Counsel & Corporate Secretary