Form 10-Q
period 1994-03-31
CITADEL HOLDING CORP
filed 1994-05-23
CIK 716634

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                   FORM 10-Q



(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1994

                                      OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the transition period from___________________ to __________________

                         Commission file number 1-8625
                             ____________________

                          CITADEL HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                              95-3885184
     (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

       600 NORTH BRAND BOULEVARD
         GLENDALE, CALIFORNIA                           91203
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)              (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 956-7100
                              ____________________


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No      .
                                              -----     -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $.01 per share, of Registrant outstanding as of May 13, 1994 was 6,595,624 shares.

================================================================================

                          CITADEL HOLDING CORPORATION

                                     INDEX

                                                        Page
                                                        ----
PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL
           CONDITION (UNAUDITED) AS OF MARCH 31, 1994
           AND DECEMBER 31, 1993                         3


         CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED) FOR THE QUARTERS ENDED MARCH
           31, 1994 AND 1993                             4


         CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED) FOR THE QUARTERS ENDED MARCH
           31, 1994 AND 1993                             5


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                   11


PART II. OTHER INFORMATION
         -----------------

ITEM 1.  LEGAL PROCEEDINGS                              42

ITEM 2.  CHANGES IN SECURITIES                          42

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                42

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                      42

ITEM 5.  OTHER INFORMATION                              42

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K               42

            A.   EXHIBITS                               42

            B.   REPORTS ON FORM 8-K                    42

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)


                                              MARCH 31,     DECEMBER 31,
                                                1994           1993
                                             ----------     -----------
                                                  (Unaudited)
ASSETS:
 Cash, federal funds sold and other
  cash equivalents.......................... $   92,574     $  145,961
 Investment securities available for
  sale (market value of $95,601 at
  March 31, 1994 and $92,512 at
  December 31, 1993)........................     95,601         92,259
 Mortgage-backed securities available
  for sale (market value of $48,298
  at March 31, 1994 and  $91,298 at
  December 31, 1993)........................     48,298         91,108
 Loans held for sale, at lower of cost
  or market.................................    190,088        367,688
 Loans receivable, net of allowances of
  $91,368 at March 31, 1994
  and $83,832 at December 31, 1993..........  3,360,835      3,345,695
 Interest receivable........................     23,458         23,052
 Investment in FHLB and FRB stock...........     52,626         52,151
 Owned real estate..........................    138,657        153,607
 Premises and equipment, net................     52,214         49,247
 Intangible assets, net.....................      1,813          2,098
 Deferred tax assets........................      1,247          1,247
 Other assets...............................     61,992         65,406
                                             ----------     ----------
                                             $4,119,403     $4,389,519
                                             ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
  Deposits.................................. $3,171,176     $3,368,643
  FHLB Advances.............................    342,700        326,400
  Commercial paper..........................    254,000        304,000
  Mortgage-backed notes.....................    100,000        100,000
  Other borrowings..........................          -          3,830
  Deferred tax liabilities..................      4,898         14,564
  Other liabilities.........................     15,190         24,679
  Subordinated notes........................     60,000         60,000
                                             ----------     ----------
                                              3,947,964      4,202,116
                                             ----------     ----------

Stockholders' equity:
 Serial preferred stock, par value $.01
  per share; authorized, 5,000,000
  shares; no shares outstanding.............          -              -

 Common stock, par value $.01 per share;
  authorized, 10,000,000
  shares; issued and outstanding,
  6,595,624 shares..........................         66             66
 Paid-in capital............................     60,052         60,052
 Unrealized loss on securities available
  for sale..................................     (1,206)            --
 Retained earnings..........................    112,527        127,285
                                             ----------     ----------
                                                171,439        187,403
                                             ----------     ----------
                                             $4,119,403     $4,389,519
                                             ==========     ==========

See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                 ------------------------
                                                    1994          1993
                                                 ----------    ----------
                                                        (Unaudited)
INTEREST INCOME:
 Loans.........................................  $   60,728    $   73,338
 Mortgage-backed securities....................       1,165         3,426
 Investment securities and other...............       2,181         1,423
                                                 ----------    ----------
  Total interest income........................      64,074        78,187
                                                 ----------    ----------

INTEREST EXPENSE:
 Deposits......................................      28,561        33,286
 FHLB Advances.................................       3,266         5,144
 Other borrowings..............................       4,993         9,124
 Subordinated notes............................       1,843         1,843
                                                 ----------    ----------
  Total interest expense.......................      38,663        49,397
                                                 ----------    ----------

NET INTEREST INCOME............................      25,411        28,790
 Provision for estimated loan losses...........      15,600         7,500
                                                 ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR
 ESTIMATED LOAN  LOSSES........................       9,811        21,290
                                                 ----------    ----------

NONINTEREST INCOME (EXPENSE):
 Loan and other fee income.....................       1,199         2,018
 Gain (loss) on sale of loans, net.............      (2,804)          395
 Fee income from investment products...........       1,225         1,653
 Fee income on deposits and other income.......         906           788
                                                 ----------    ----------
                                                        526         4,854
                                                 ----------    ----------

 Provision for estimated real estate
  losses.......................................      (4,300)       (1,000)
 Direct costs of real estate operations,
  net..........................................      (2,057)       (3,318)
                                                 ----------    ----------
                                                     (6,357)       (4,318)

 Loss on sale of mortgage-backed
  securities, net..............................        (621)            -
 Gain on sale of investment securities,
  net..........................................         329            --
                                                 ----------    ----------
                                                       (292)           --
                                                 ----------    ----------
    Total noninterest income (expense).........      (6,123)          536
                                                 ----------    ----------
OPERATING EXPENSE:
 Personnel and benefits........................      12,906        11,397
 Occupancy.....................................       3,516         3,025
 FDIC insurance................................       2,482         1,887
 Professional services.........................       3,523         1,655
 Office-related expenses.......................       1,738         1,371
 Marketing.....................................         648           683
 Other general and administrative..............       1,550         1,432
                                                 ----------    ----------
  Total operating expense......................      26,363        21,450
                                                 ----------    ----------

EARNINGS (LOSS) BEFORE INCOME TAXES............     (22,675)          376
 Income tax expense (benefit)..................      (7,918)          241
                                                 ----------    ----------

NET EARNINGS (LOSS)............................  $  (14,757)   $      135
                                                 ==========    ==========

NET EARNINGS (LOSS) PER SHARE..................  $    (2.24)   $     0.04
                                                 ==========    ==========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING.................   6,595,624     3,407,739
                                                 ==========    ==========

See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                              -----------------------
                                                 1994         1993
                                              ---------     ---------
                                                    (Unaudited)
CASH FLOWS - OPERATING ACTIVITIES:
 Net earnings (loss)..........................$ (14,757)    $     135
 Reconciliation of net earnings (loss)
  to net operating cash flows:
   Provisions for estimated losses............   19,900         8,500
   (Gains) losses on sales of loans and
    securities................................    3,096          (395)
   Capitalized loan origination costs.........     (538)         (365)
   Amortization of deferred loan items, net...     (537)            3
   Originations of loans held for sale........  (43,643)      (16,017)
   Proceeds from sales of loans held for
    sale......................................  207,973         3,556
   FHLB stock dividend........................     (467)            -
   Depreciation and amortization..............    1,675         2,217
   Interest receivable, net (increase)
    decrease..................................     (406)        1,764
   Other assets (increase) decrease...........    1,048        (1,030)
   Deferred income tax expense (benefit)......   (9,666)         (489)
   Interest payable increase..................    5,994         3,746
   Other liabilities and deferred income,
    net (decrease)............................  (16,092)       (4,861)
   Other, net.................................      155          (149)
                                              ---------     ---------
     Operating cash flows, net................  153,735        (3,385)
                                              ---------     ---------

CASH FLOWS - INVESTING ACTIVITIES:
 Purchases of investment securities
  available for sale..........................   (5,074)            -
 Maturities of investment securities
  held to maturity............................        -        30,000
 Purchases of mortgage-backed
  securities ("MBS") available for sale.......  (54,812)            -
 Principal repayment of MBS available
  for sale....................................    3,953             -
 Proceeds from sales of MBS available
  for sale....................................   93,552             -
 Principal repayments of MBS held to
  maturity....................................        -         5,537
 Purchases of loans...........................     (770)            -
 Loans receivable, net (increase)
  decrease....................................  (15,138)       23,836
 Real estate investment dispositions,
  net.........................................       --         3,197
 Proceeds from sales of real estate...........    7,426         7,132
 Premises and equipment additions, net........   (1,262)       (1,160)
 Other, net...................................       --        (1,035)
                                              ---------     ---------
   Investing cash flows, net..................   27,875        67,507
                                              ---------     ---------

                                  (continued)

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (Dollars in thousands)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                             ----------------------
                                                1994        1993
                                             ---------    ---------
                                                  (Unaudited)
CASH FLOWS - FINANCING ACTIVITIES:
 Demand deposits and passbook savings,
  net increase (decrease)..................     28,132     (14,931)
 Certificate accounts, net (decrease)......   (225,599)   (151,355)
 Proceeds from FHLB Advances...............     50,000     105,000
 Repayments of FHLB Advances...............    (33,700)   (215,000)
 Short-term borrowings, net increase
  (decrease)...............................    (53,830)    307,117
 Proceeds from stock rights offering.......         --      31,378
                                            ----------  ----------
   Financing cash flows, net...............   (234,997)     62,209
                                            ----------  ----------
     Net increase (decrease) in cash and
      cash equivalents.....................    (53,387)    126,331
   Cash and cash equivalents at beginning
    of period..............................    145,961     110,262
                                            ----------  ----------
   Cash and cash equivalents at end of
    period................................. $   92,574  $  236,593
                                            ==========  ==========

CASH FLOWS - SUPPLEMENTAL INFORMATION:
 Cash paid (received) during the period
  for:
   Interest on deposits, advances and
    other borrowings....................... $   32,136  $   43,495
   Income taxes............................     (1,781)         15
 Noncash transactions:
  Additions to real estate acquired
   through foreclosure.....................     38,133      39,422
  Loans originated to finance sale of
   real estate acquired through
   foreclosure.............................      4,947       3,739


See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

     Citadel Holding Corporation ("Citadel") is a financial services holding company headquartered in Glendale, California. Citadel's principal operating subsidiaries are Fidelity Federal Bank, a Federal Savings Bank ("Fidelity" or "the Bank") and Gateway Investment Services, Inc., a NASD registered broker/dealer ("Gateway"). Citadel, Fidelity, Gateway and their respective subsidiaries are referred to in the report on a consolidated basis as the "Company". Citadel currently has no significant business or operations other than serving as holding company for Fidelity and Gateway.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of various normal accruals) necessary to present fairly its financial position, its results of operations and its cash flows. Certain reclassifications have been made to prior years' consolidated financial statements and other financial information to conform to the 1994 presentation. The results of operations for the three-month period ended March 31, 1994, are not necessarily indicative of the results of operations to be expected for the entire year of 1994.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with the MD&A as of December 31, 1993 and for the year then ended.

   Recent Accounting Pronouncements

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan". This Statement prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings ("TDRs"). SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining the fair value of the collateral for a collateral dependent asset when the creditor determines foreclosure is probable. The Statement also clarified the existing accounting for in-substance foreclosures ("ISFs") by stating that a collateral dependent real estate loan would be reported as real estate owned ("REO") only if the lender had taken possession of the collateral. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 1994. The Company implemented SFAS No. 114 in the first quarter of 1994 and accordingly has included loans previously designated as ISF in loans on the Company's balance sheet at March 31, 1994. However, as retroactive application of the statement is prohibited, $28.4 million of loans designated as ISF at December 31, 1993 are included as REO on the balance sheet as of that date.

   Additionally, in June 1993, the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, Federal Reserve Board and Office of Thrift Supervision ("OTS") issued a Joint Statement providing interagency guidance on the reporting of ISFs. This Joint Statement lent support to SFAS No. 114, further clarifying that losses must be recognized on real estate loans that meet the existing ISF criteria based on fair value of the collateral, but such loans need not be reported as REO unless possession of the underlying collateral has been obtained.

   In May 1993, the FASB also issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows: (a) debt securities for which the enterprise has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost; (b) debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (c) debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. SFAS No. 115 does not apply to unsecuritized loans. However, after mortgage loans are converted to mortgage-backed securities, they
are subject to its provisions.   The Company implemented SFAS No. 115 in the
first quarter of 1994.

       The following table summarizes the Bank's investment in debt and equity securities available for sale at March 31, 1994:

                                             AMORTIZED      UNREALIZED    UNREALIZED    AGGREGATE
                                               COST           GAINS         LOSSES      FAIR VALUE
                                            -----------     ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
U.S. Treasury and agency issues               $  97,506(1)    $  2         $(1,907)      $ 95,601
Mortgage-backed securities                       48,248        141             (91)        48,298
                                             ----------      -----        --------       --------
                                              $ 145,754       $143         $(1,998)      $143,899
                                             ==========      =====        ========       ========

Net unrealized losses                                                                    $ (1,855)
Deferred income tax benefit                                                                   649
                                                                                         --------
  Unrealized losses reported in
   stockholders' equity                                                                  $ (1,206)
                                                                                         ========
(1) Net of market value reduction of $0.8 million and valuation allowance of $5.8 million, which were recorded previous to the adoption of SFAS No. 115.


   The following table presents the Bank's investment in debt and equity securities available for sale at March 31, 1994 by maturity:

                                                               MATURITY
                                           ----------------------------------------------------
                                             WITHIN   OVER 1 YEAR  OVER 5 YEARS  OVER 10
                                            1 YEAR   TO 5 YEARS   TO 10 YEARS    YEARS    TOTAL
                                           -------   -----------  ------------  -------   -----
                                                         (DOLLARS IN THOUSANDS)
U.S. Treasury and agency issues             $6,402     $88,915        $284     $    --   $ 95,601
Mortgage-backed securities                      --       7,660          --      40,638     48,298
                                            ------     -------        ----     -------   --------
                                            $6,402     $96,575        $284     $40,638   $143,899
                                            ======     =======        ====     =======   ========

   During the quarter ended March 31, 1994, the Bank did not sell any U.S. Treasury or agency securities. The following table summarizes the Bank's gross gains and losses realized from the sale of investment in debt and equity securities available for sale as well as those realized from hedging activities and trading futures and options for the quarter ended March 31, 1994:


                                  BOOK VALUE OF    REALIZED   REALIZED   NET REALIZED
                                 SECURITIES SOLD    GAINS      LOSSES   GAINS (LOSSES)
                                 ---------------   --------   --------  --------------
                                                (DOLLARS IN THOUSANDS)
U.S. Treasury and agency issues      $     --      $  329       $   --     $  329
Mortgage-backed securities             94,206         225         (846)      (621)
                                     --------      ------       ------     ------
                                     $ 94,206      $  554       $ (846)    $ (292)
                                     ========      ======       ======     ======

   There were no investments in debt and equity securities held for trading or held to maturity outstanding at March 31, 1994. For the three months ended March 31, 1994, there were no securities transferred from the available for sale category to the trading category or from the held to maturity category to the available for sale category, with the result that no related gains or losses were recorded in earnings.


2. ALLOWANCE FOR ESTIMATED LOAN AND REAL ESTATE LOSSES

   The following summarizes the activity in the Company's allowance for estimated loan and real estate losses:

                                                           ALLOWANCE FOR ESTIMATED LOSSES
                                  -----------------------------------------------------------------------------------
                                             MARCH 31, 1994                                MARCH 31, 1993
                                  --------------------------------------       --------------------------------------
                                                  OWNED                                        OWNED
                                  LOANS        REAL ESTATE         TOTAL       LOANS        REAL ESTATE         TOTAL
                                  -----        -----------         -----       -----        -----------         -----
                                                                     (DOLLARS IN THOUSANDS)
Year-to-date Activity
- - ----------------------
Balance on January 1,             $ 83,832       $ 17,715       $ 101,547      $ 64,277       $ 16,450       $ 80,727
 Provision for losses               15,600          4,300          19,900         7,500          1,000          8,500
 Charge-offs                        (9,781)        (1,550)        (11,331)       (3,683)        (2,630)        (6,313)
 Recoveries                          1,717             --           1,717           362              5            367
                                  --------       --------       ---------      --------       --------       --------
Balance on March 31,              $ 91,368       $ 20,465       $ 111,833      $ 68,456       $ 14,825       $ 83,281
                                  ========       ========       =========      ========       ========       ========

    While certain segments of the Southern California economy have begun to show signs of improvements, the overall economy has remained lethargic and continues to trail other regions in the country. This continuing weakness has adversely affected the credit risk profile and performance of the Company's loan portfolio which is concentrated in loans secured by multifamily residential properties located in Southern California. In addition, the Northridge earthquake of January 17, 1994 and its attendant aftershocks have adversely impacted hundreds of the Bank's borrowers which resulted in increased requests for assistance involving payment deferral and/or cash advances. The Bank raised its general valuation allowance by $5.1 million during the first quarter to $85.1 million from $80.0 million at December 31, 1993, primarily to cover for potential losses associated with the earthquake. Total allowances (general valuation allowance ("GVA") and specific reserves) totaled $111.8 million, an increase of $10.3 million from the year-end level of $101.5 million.

   The following schedule details the activity affecting allowance for credit losses (specific valuation allowance) for impaired loans under SFAS No. 114:

                                                            THREE MONTHS ENDED
                                                              MARCH 31, 1994
                                                          -----------------------
                                                          (DOLLARS IN THOUSANDS)

      Balance, January 1, 1994                                   $12,254
        Allocations from GVA to recognize impairment              12,346
        Charge-offs                                               (9,781)
                                                                 -------
       Balance, March 31, 1994                                   $14,819
                                                                 =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS
- - --------------------

   Citadel reported a net loss of $14.8 million or $2.24 per share for the first quarter of 1994 compared to net earnings of $0.1 million, or $.04 per share for the first quarter of 1993 and a net loss of $37.3 million or $5.66 per share for the fourth quarter of 1993. The following table summarizes the Company's results:

                                             THREE MONTHS ENDED
                               -----------------------------------------------
                                MARCH 31,        DECEMBER 31,        MARCH 31,
                                   1994             1993               1993
                               ------------    ----------------     ----------
                                           (DOLLARS IN THOUSANDS)
Earnings (loss) before
 income taxes.................. $(22,675)        $(56,171)             $ 376
Net earnings (loss)............ $(14,757)        $(37,326)             $ 135
Net earnings (loss) per share.. $  (2.24)        $  (5.66)             $0.04
Return on average equity.......   (32.87)%         (69.54)%             0.24%
Return on average assets.......    (1.40)%          (3.24)%             0.01%

   The components of the change in net earnings are shown below:

                             FAVORABLE (UNFAVORABLE) VARIANCE
                             --------------------------------
                               1ST QTR 1994    1ST QTR 1994
                                COMPARED TO     COMPARED TO
                               1ST QTR 1993    4TH QTR 1993
                               -------------   -------------
                                  (DOLLARS IN THOUSANDS)

Net interest income............   $ (3,379)    $  5,351
                                  ---------    --------
Provision for estimated loan
 losses........................     (8,100)       8,000
                                  ---------    --------

Fee income and other income....     (1,129)       1,054
Provision for estimated real
 estate losses.................     (3,300)       4,900
Direct costs of real estate
 operations, net...............      1,261        2,458
Gain/loss on sale of loans.....     (3,199)      (2,412)
Gain/loss on sale of
 securities....................       (292)       2,843
                                  ---------    --------
Noninterest income/expense.....     (6,659)       8,843

Operating expense..............     (4,913)      11,302
                                  ---------    --------

Earnings/loss before income
  taxes........................    (23,051)      33,496

Income tax expense/benefit.....      8,159      (10,927)
                                 ---------     --------

Net earnings/loss..............   $(14,892)    $ 22,569
                                  ========     ========

     The $23.1 million change in earnings/loss before taxes for the first quarter of 1994 compared to the first quarter of 1993 was primarily due to
(a) increased provisions for loan and real estate losses of $11.4 million;
(b) increased operating expenses of $4.9 million; (c) decreased interest income of $3.4 million; and (d) decreased loan sale gains of $3.2 million. These were partially offset by decreased direct costs related to real estate operations of $1.3 million. The $4.9 million increase in operating expense was attributable in part to increased staffing levels required to manage rising problem assets and to handle increased financial services offered at the retail branch network. The increase is also attributable to certain nonrecurring charges incurred in connection with the Company's internal reorganization and restructuring plan discussed below. The $3.2 million decrease in loan sale gains was primarily due to a $1.9 million loss on the sale of $155.3 million of single family and multifamily 2 to 4 unit performing loans in the first quarter of 1994 as part of the Bank's overall capital planning.

   The $33.5 million change in earnings/loss before income taxes for the first quarter of 1994 compared to the fourth quarter of 1993 was primarily due to
(a) a decrease in the provision for loan and real estate losses of $12.9 million; (b) decreased operating expenses of $11.3 million, primarily caused by an $8.8 million write-off of goodwill in the fourth quarter of 1993 and decreased expenses in the first quarter of 1994 associated with the Company's internal reorganization and restructuring plan; and (c) a $5.4 million increase in net interest income, primarily attributable to a $5.2 million write-off of core deposit intangibles in the fourth quarter of 1993.

   The Company's expected effective tax rate is approximately 42.5% of pre-tax income. The actual effective tax rate of 64.1% for the first quarter 1993 resulted from the near breakeven level of pre-tax income in the period. The actual effective tax rate of 33.6% on pre-tax losses in the fourth quarter of 1993, reflects a decrease in allowable state tax benefits due to restrictions concerning operating losses. The actual effective tax rate of 34.9% on pre-tax losses for the first quarter of 1994 reflects a reduction of tax benefits due to state restrictions concerning operating losses and an increase in tax benefits resulting from favorable court decisions, income tax regulations and IRS revenue procedures that reduce the Company's previously accrued liability for income taxes. Excluding the benefits allowed during the current period related to previously accrued liabilities, the Company's effective tax rate for the current period would have been approximately 17%.

   The following table summarizes certain regulatory capital and asset quality information for Fidelity as of the dates indicated:

                                                                 MARCH 31,          DECEMBER 31,       MARCH 31,
                                                                   1994                 1993             1993
                                                                 --------           ------------       ---------
                                                                           (DOLLARS IN THOUSANDS)
Core Capital...........................................           $166,700            $182,100          $222,400
Core Capital Ratio.....................................               4.04%               4.15%             4.70%
NPAs to Total Assets...................................               6.46%               5.37%             5.72%
Nonaccruing Loans to NPAs (1)..........................              52.40%              39.67%            46.50%
REO and ISF to NPAs (1)................................              47.60%              60.33%            53.50%
GVA....................................................           $ 85,073            $ 80,020          $ 74,977
GVA to Loans, REO and ISF (1)..........................               2.26%               2.03%             1.81%
GVA to NPAs............................................              30.99%              32.79%            26.56%

- - --------
(1) The ISF designation was   eliminated when the Company adopted SFAS No. 114 in the first quarter of 1994. Loans previously considered ISF are now included in the loan classification.

For additional information, see "Asset Quality" and "Supplemental Financial Information."

NET INTEREST INCOME
- - -------------------

   Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Stated differently, the level of net interest income is the sum of
(a) the interest rate margin (the difference between the yield earned on the interest-earning assets and the rate paid on the interest-bearing liabilities) multiplied by the amount of interest-earning assets; plus (b) the excess balance of interest-earning assets over interest-bearing liabilities multiplied by the rate paid on interest-bearing liabilities. Therefore, the higher the yield on interest-earning assets relative to the rate paid on interest-bearing liabilities, the higher the net interest income. Conversely, the lower the yield on interest-earning assets relative to the rate paid on interest-bearing liabilities, the lower the net interest income. Similarly, the smaller the level of interest-earning assets relative to the level of interest-bearing liabilities, the smaller the net interest income. As a result, net interest income between two periods will decline if the interest rate margin declines, the excess of interest-earning assets over interest-bearing liabilities declines, interest-earning accounts decline or the rate paid on interest-bearing liabilities increases. The converse also holds true.

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

     In addition, net interest income is affected by the level of nonperforming loans. The Company generally places loans on nonaccrual status whenever the payment of interest is 90 or more days delinquent or when the Company believes they exhibit materially deficient characteristics. The reduction in income related to these nonaccruing loans was approximately $3.2 million, $2.1 million, and $2.0 million for the three months ended March 31, 1994, December 31, 1993 and March 31, 1993, respectively.

     Net interest income for the first quarter of 1994 of $25.4 million decreased by $3.4 million or 11.7% from $28.8 million for the first quarter of 1993. This $3.4 million decrease resulted from a 10.2% decrease in average interest-earning assets partially offset by a 5 basis point increase in the interest rate margin from 2.43% to 2.48%. Between the first quarters of 1994 and 1993, the Company experienced a $102.1 million decrease in the level of average interest-earning assets over interest-bearing liabilities from $107.5 million to $5.4 million.

     Net interest income increased between the fourth quarter 1993 and the first quarter 1994 by $5.4 million or 26.7%. This increase was primarily due to (a) a $5.2 million writedown of core deposit intangibles ("CDI") that occurred in the fourth quarter 1993 with no comparable writedown in the first quarter 1994 and
(b) an 18 basis point increase in the interest rate margin from 2.30% to 2.48%, partially offset by an 8.3% decrease in average interest-earning assets. The Company also experienced a $35.4 million decline in the level of average interest-earning assets over the level of average interest-bearing liabilities from $40.8 million to $5.4 million. The decrease in average interest-earning assets was due to loan sales of $210.3 million completed in the first quarter of 1994 .

     In addition, net interest income is affected by the composition, quality and type of interest-earnings assets and by the level of nonperforming assets ("NPAs"). NPAs consist of nonaccruing loans, foreclosed and in-substance foreclosed real estate (in previous years). Troubled debt restructurings ("TDRs") are not included in the definition of NPAs. The Company generally places loans on nonaccrual status whenever monthly payments are 90 or more days delinquent or when the Company believes the loans exhibit materially deficient characteristics. NPAs have decreased from $271.7 million at March 31, 1993 to $235.6 million at December 31, 1993. However, foreclosure activity has continued to remain vigorous in the first quarter of 1994 and coupled with an increase in delinquent loans in the 90 days and over category and a decline in the pace of disposition of real estate owned because of the proposed restructuring and effects of the Northridge earthquake, pushed NPAs to $266.0 million at March 31, 1994. See "Asset Quality" for further discussion. As the level of NPAs has increased, the Bank's net interest income, interest rate margin and operating results have been negatively impacted.

   The following table displays the components of the Company's interest rate margin at the end of, and for each period, as well as the effective yield for each period.




                                                        AT OR FOR THE QUARTER ENDED
                              -----------------------------------------------------------------------------------------------
                                     MARCH 31, 1994                DECEMBER 31, 1993                 MARCH 31, 1993
                             ---------------------------      ---------------------------      -----------------------------
                              Rate at end    Rate for the     Rate at end       Rate  for      Rate at end        Rate for
                               of Period        Period         of Period       the Period       of Period        the Period
                             ------------    ------------    ------------     ------------    -------------     --------------
Weighted average yield on:
  Loans.........................  6.35%         6.48%           6.53%             6.56%           7.03%              7.23%
  Mortgage-backed securities....  5.31          5.71            5.20              4.39            5.97               6.01
  Investments...................  4.59          4.94            4.28              4.08            4.66               3.17
                                  ----          ----            ----              ----            ----               ----
    Interest-earning assets.....  6.26          6.39            6.37              6.27            6.78               7.01
                                  ----          ----            ----              ----            ----               ----
Weighted average cost of:
  Deposits......................  3.51          3.65            3.93              3.74            4.00               4.07
  Borrowings....................  4.94          4.92            5.18              4.73            5.52               6.21
                                  ----          ----            ----              ----            ----               ----
    Interest-bearing liabilities  3.79          3.91            4.18              3.97            4.40               4.58
                                  ----          ----            ----              ----            ----               ----
Interest rate margin............  2.47%         2.48%           2.19%             2.30%           2.38%              2.43%
                                  ====          ====            ====              ====            ====               ====
Effective yield.................  2.46%         2.49%           2.21%             2.34%           2.37%              2.54%
                                  ====          ====            ====              ====            ====               ====

          The change in the interest rate margin can be attributed to the lagging relationship between the repricing of assets and liabilities as market interest rates stabilize. The average rate paid on interest-bearing liabilities adjusts to market rates faster than the average rate earned on interest-earning assets. This difference in the speed of adjustment to changes in market interest rates is primarily due to the nature of the Federal Home Loan Bank ("FHLB") of San Francisco Eleventh District Cost of Funds Index (the COFI) to which most of the Company's loans are tied, the contractual repricing terms of the loans held in the portfolio, the advance notification requirements to certain borrowers for any rate change, the time lag in the availability of the actual index, and the amount of the lifetime interest rate caps. As a result of these factors, changes in the yield on COFI-based loans lag changes in market interest rates.

   The interest rate margin of the Bank increases in a period of steady decline in interest rates, since the yield on interest-bearing assets drops more slowly than the rates paid on interest-bearing liabilities. Conversely, as market interest rates begin to stabilize and then increase, the interest rate margin of the Bank will shrink, other conditions being equal. This factor, together with the timing of asset repricing and the increase in nonperforming assets, resulted in a reduction in the yield on loans in the first quarter 1994 of 8 basis points and 75 basis points compared to the fourth quarter of 1993 and the first quarter of 1993, respectively. Decreased market interest rates resulted in a reduction in the cost of funds in the first quarter of 1994 of 6 and 67 basis points from the fourth quarter of 1993 and the first quarter of 1993, respectively.

NONINTEREST INCOME
- - ------------------

   Noninterest income has three major components: (a) gains or losses on the sale of loans and fee income associated with other ongoing operations, such as fees earned on the sale of securities and annuities, loan origination fees and service charges on transaction accounts, (b) income/expenses associated with owned real estate, which includes both the provision for real estate losses as well as income/expenses experienced by the Bank related to the operations of its owned real estate properties (e.g., maintenance expenses, capital expenditures and payment of current and delinquent property taxes), and (c) gain and loss on the sale of investment securities and mortgage-backed securities. The last two items can fluctuate widely, and could therefore mask the underlying fee generating performance of the Company on an ongoing basis.

The following table details noninterest income/expense for these periods:

                                                                          THREE MONTHS ENDED
                                                                -------------------------------------
                                                                MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                  1994          1993           1993
                                                                --------     -----------     --------
                                                                        (DOLLARS IN THOUSANDS)

Loan and other fee income..............................        $  1,199       $    670        $ 2,018
Gain (loss) on sale of loans, net......................          (2,804)          (392)           395
Fee income from investment products....................           1,225            757          1,652
Fee income from deposits and other income..............             906            849            789
                                                               --------       --------       --------
                                                                    526          1,884          4,854
                                                               --------       --------       --------
Provision for estimated real estate losses.............          (4,300)        (9,200)        (1,000)
Direct costs of real estate operations, net............          (2,057)        (4,515)        (3,318)
                                                               --------       --------       --------
                                                                 (6,357)       (13,715)        (4,318)
                                                               --------       --------       --------

Loss on sale of mortgage-backed securities, net........            (621)        (1,118)            --
Gain (loss) on sale of investment.securities, net......             329         (2,017)            --
                                                               --------       --------       --------
                                                                   (292)        (3,135)            --
                                                               --------       --------       --------
   Total noninterest income (expense)..................        $ (6,123)      $(14,966)      $    536
                                                               ========       ========       ========

   The following table details the variance between the periods:

                                                                   FAVORABLE (UNFAVORABLE) VARIANCE
                                                              -------------------------------------------
                                                                1ST QTR 1994               1ST QTR 1994
                                                                 COMPARED TO                COMPARED TO
                                                                1ST QTR 1993               4TH QTR 1993
                                                              ----------------           ----------------
                                                                         (DOLLARS IN THOUSANDS)
Loan and other fee income..............................          $  (819)                    $   529
Gain/loss on sale of loans, net........................           (3,199)                     (2,412)
Fee income from investment products....................             (427)                        468
Fee income from deposits and other income..............              117                          57
                                                                --------                    --------
                                                                  (4,328)                     (1,358)
                                                                --------                    --------
Provision for estimated real estate losses.............           (3,300)                      4,900
Direct costs of real estate operations, net............            1,261                       2,458
                                                                --------                    --------
                                                                  (2,039)                      7,358
                                                                --------                    --------
Gain/loss on sale of mortgage-backed securities, net...             (621)                        497
Gain on sale of investment securities, net.............              329                       2,346
                                                                --------                    --------
                                                                    (292)                      2,843
                                                                --------                    --------
   Total noninterest income/expense.......................      $ (6,659)                   $  8,843
                                                                ========                    ========

   Noninterest income from ongoing operations decreased by $4.3 million, to $0.5 million during the three months ended March 31, 1994, from $4.8 million compared to the same period in 1993. The largest component of this decrease was $3.2 million primarily due to the difference between gain on sale of loans of $0.4 million for the first three months of 1993 to a loss of $2.8 million for the same period in 1994. This change was due to the sale of $155.3 million in single family and multifamily 2 to 4 unit performing ARM loans at a loss of $1.9 million in the first quarter of 1994 as part of the Bank's overall capital planning and the sale of an additional $55.0 million of fixed rate single family and multifamily 2 to 4 unit loans at a loss of $0.2 million.

   Noninterest income from ongoing operations for the three months ended March 31, 1994, also decreased as compared to the three months ended December 31, 1993, by $1.4 million. This decrease was due to increased losses on sales of loans of $2.4 million, partially offset by (a) an increase in loan and other fee income of $0.5 million to $1.2 million; and (b) an increase of $0.5 million in fee income from the sale of investment products.

   Foreclosure activities continue to remain high resulting in an increase in real estate owned ("REO"), excluding ISF, both in terms of numbers of properties and total dollars. REO consists of real estate acquired in settlement of loans and real estate acquired for investment or development. For the first quarter of 1994, the Bank foreclosed on 93 properties with a gross book value of $38.0 million compared to 47 properties with a gross book value of $55.3 million in the same period of 1993. For the quarter ended December 31, 1993, the Bank foreclosed on 78 properties with a gross book value of $44.4 million.

   The following table summarizes the components of Fidelity's real estate operations:

                                                 FOR THE QUARTER ENDED
                                        ---------------------------------------
                                          MARCH 31, 1994        MARCH 31, 1994
                                           COMPARED TO           COMPARED TO
                                          MARCH 31, 1993        DEC. 31, 1993
                                        -----------------     -----------------
                                                 (DOLLARS IN THOUSANDS)
Increase (decrease) in:
 Provision for estimated real
  estate losses......................            $  3,300              $ (4,900)
                                        =================     =================

 Direct costs of real estate
  operations, net....................            $ (1,261)             $ (2,458)
                                        =================     =================

   The following table provides details on the net book value and number of properties at given dates:

                                          MARCH 31, 1994        MARCH 31, 1994
                                           COMPARED TO           COMPARED TO
                                          MARCH 31, 1993        DEC. 31, 1993
                                         ----------------     -----------------
                                                 (DOLLARS IN THOUSANDS)
Owned real estate, net book value:
 March 31, 1994.........................        $ 138,357             $ 138,357
 Comparative period (1).................          156,152               153,307
                                          ---------------     -----------------
  Decrease..............................        $ (17,795)            $ (14,950)
                                          ===============     =================
Number of real estate properties owned:
 March 31, 1994.........................              269                   269
 Comparative period (1).................              178                   240
                                          ---------------     -----------------
  Increase..............................               91                    29
                                          ===============     =================

(1) Includes 29 loans considered ISF totaling $28.4 million at December 31, 1993 and 12 loans amounting to $29.6 million at March 31, 1993. As mentioned elsewhere in this report, the ISF designation was effectively eliminated upon the Company's implementation of SFAS 114.

   The Bank has a policy of providing general valuation allowances for both estimated loan and real estate losses, in addition to valuation allowances on specific loans and REO, in response to the continuing deterioration of the quality of the Bank's loan and REO portfolio. Provisions for real estate losses increased by $3.3 million in the three months ended March 31, 1994 as compared to the first three months of 1993, and provisions for loan losses increased by $8.1 million over the same period. See "Asset Quality" section for further detail.

OPERATING EXPENSES
- - ------------------

   The following table details the operating expenses for the three-month periods ended March 31, 1994, December 31, 1993 and March 31, 1993:

                                                                  THREE MONTHS ENDED
                                                     ----------------------------------------------
                                                     MARCH 31,         DECEMBER 31,       MARCH 31,
                                                       1994                1993             1993
                                                     ----------         ----------       ---------
                                                                  (DOLLARS IN THOUSANDS)
Personnel and benefits.............................    $13,497            $13,637           $11,693
Occupancy..........................................      3,516              3,718             3,025
FDIC insurance.....................................      2,482              2,428             1,887
Professional services..............................      3,523              5,335             1,655
Office-related expenses............................      1,738              2,148             1,371
Marketing expense..................................        648                685               683
Amortization of intangibles........................          7              8,893               118
Other general and administrative...................      1,571              1,656             1,328
                                                       -------            -------           -------
   Total before capitalized costs..................     26,982             38,500            21,760
Capitalized costs..................................       (619)              (835)             (310)
                                                       -------            -------           -------
   Total operating expenses........................    $26,363            $37,665           $21,450
                                                       =======            =======           =======
         Efficiency ratio (1)......................      87.95%             92.39%            63.76%
         Operating expense ratio (2)...............       2.50%              3.27%             1.87%

(1) The efficiency ratio is computed by dividing total operating expense by net interest income and noninterest income, excluding nonrecurring items, provisions for estimated loan and real estate losses, real estate operations on specific properties and gains/losses on the sale of securities.
(2) The operating expense ratio is computed by dividing total operating expense by average total assets.

   The following table presents the variances of operating expenses between the first quarter of 1994 compared to each of the quarters ended March 31, 1993 and December 31, 1993:

                                                FAVORABLE (UNFAVORABLE) VARIANCE
                                           -------------------------------------------
                                              1ST QTR 1994                1ST QTR 1994
                                               COMPARED TO                COMPARED TO
                                              1ST QTR 1993                4TH QTR 1993
                                            ----------------           ----------------
                                                        (DOLLARS IN THOUSANDS)
Personnel and benefits......................    $(1,804)                  $    140
Occupancy...................................       (491)                       202
FDIC insurance..............................       (595)                       (54)
Professional services.......................     (1,868)                     1,812
Office-related expenses.....................       (367)                       410
Marketing expenses..........................         35                         37
Amortization of intangibles.................        111                      8,886
Other.......................................       (243)                        85
                                                --------                   -------
   Total before capitalized costs...........      (5,222)                   11,518
Capitalized costs...........................         309                      (216)
                                                --------                   -------
Total operating expenses....................     $(4,913)                  $11,302
                                                ========                   =======

   The increase in personnel and benefits from the first quarter of 1993 to the same period in 1994, is primarily due to increased temporary help,
severance expenses and increased staffing levels.  The   increased staffing
levels are due to (a) increased staffing required to manage the rising problem asset portfolio and to strengthen the internal asset review function, (b) increased staffing levels in the retail branch network to support the 1994 strategies of customer orientation and retail financial services focus, and (c) increased staffing levels in the mortgage banking network to expand the origination and sale of residential mortgages. These increases were partially offset by the reduction of data processing personnel in connection with the outsourcing of substantially all of the information systems functions in May 1993. The Bank has aggressively increased the staff of its real estate asset management department. The staffing level in the retail network increased due to improved ability to fill open positions and an increased emphasis on providing investment products to customers. The staffing level in the mortgage banking network also increased due to the increased emphasis on meeting a broader range of customer real estate borrowing requirements. In the first quarter of 1994, the average full time equivalent employees ("FTE") was 942 compared to 908 and 891 for the quarters ended December 31, 1993 and March 31, 1993, respectively.

   Occupancy costs increased in the first quarter of 1994 compared to the same period in 1993, primarily due to higher depreciation expense for computer equipment and work stations acquired in 1993 and software development costs capitalized in the first quarter of 1994.

   The Bank's Federal Deposit Insurance Corporation ("FDIC") insurance premium is based upon three factors: (a) the volume of insured deposits, (b) the rate at which the FDIC assesses the deposits, and (c) any other adjustments or credits the FDIC may allow. In the first quarter of 1993, the FDIC insurance premium was reduced by the application of the secondary reserve credit. The increase in the FDIC insurance premium in the first quarter of 1994 compared to the same period in 1993 was primarily due to the 1993 reduced expense discussed above and the increase in the assessment rate which was partially offset by a decrease in deposits.

   Professional services increased in the three months ended March 31, 1994 over the comparable three month period in 1993. The increase was primarily due to financial advisory and legal fees associated with developing and implementing a restructuring plan and in the related asset valuation process, as well as the outsourcing of the data processing services beginning in May 1993. Professional services decreased in the first quarter of 1994 compared to the prior quarter, primarily due to lower financial advisory and legal fees associated with the restructuring plan. The restructuring expenses totaled $1.0 million for the three months ended March 31, 1994, compared to $3.4 million and no expenses for the three months ended December 31, 1993 and March 31, 1993, respectively. The expense associated with outsourcing data processing services totaled $1.3 million for the three months ended March 31, 1994, compared to $1.4 million and no expenses for the three months ended December 31, 1993 and March 31, 1993, respectively.

   The increase in office-related expenses in the first quarter of 1994 from the same period of 1993 was primarily due to the higher staffing levels and related expenses for the contemplated restructuring plan.

   The amortization of intangibles decreased in the three months ended March 31, 1994, compared to the three months ended December 31, 1993, primarily due to the writedown in December 1993 of the $8.8 million remaining balance of goodwill related to the acquisition of Mariners Savings and Loan in 1978. Accordingly, due to lower amortization resulting from the writeoff discussed above, the amortization of intangibles decreased in the three months ended March 31, 1994 compared to the same period ended March 31, 1993.

   The ratio of operating expenses to average assets improved from 3.27% for the quarter ended December 31, 1993 and worsened from 1.87% for the quarter ended March 31, 1993 to 2.50% for the quarter ended March 31, 1994. The operating expense ratio is sensitive to the changes in operating expenses and the size of the balance sheet. Average assets of the Company decreased to $4.3 billion for the quarter ended March 31, 1994 from $4.6 billion for the quarters ended December 31, 1993 and March 31, 1993. In addition, management also looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income generated, as discussed under the "Efficiency Ratio" section.


EFFICIENCY RATIO
- - ----------------

   The efficiency ratio measures the amount of cost expended by the Company to generate a given level of revenue in the normal course of business. It is computed by dividing total operating expense by net interest income and noninterest income, excluding nonrecurring items, provisions for estimated loan and real estate losses, costs of real estate operations on specific properties and gains/losses on the sale of securities. The lower the efficiency ratio, the lower the amount of resources being expended by the Company to generate a given level of revenues. As a result, an increase in the efficiency ratio indicates that the Company is expending more resources to generate revenues and the Company is thus becoming less efficient in the use of its resources. A decrease in the efficiency ratio indicates the opposite (i.e., an improvement). Changes in the efficiency ratio are due to three factors: (a) changes in net interest income, (b) changes in noninterest income, and (c) changes in operating expenses. A decline in net interest income and/or noninterest income and/or a rise in operating expenses will have an unfavorable impact on the ratio (i.e., will increase the ratio) and the converse holds true.

   The Company's efficiency ratio worsened by 24.19 percentage points from 63.76% for the quarter ended March 31, 1993 to 87.95% for the quarter ended March 31, 1994 due to unfavorable variances in all three components. Asset quality problems adversely affected two of the components of the efficiency ratio: reduced net interest income via an increase in nonperforming loans and mounting foreclosure activities, which resulted in a decrease in interest-bearing assets and lower asset yield; and higher operating expenses due to increased staffing levels in the real estate asset and credit management group, retail financial services network and mortgage banking network and increased professional services described above. Although these increases result in increased expense in the short-term, they should provide a foundation for potential increased performance in the future. The Company's efficiency ratio improved by 4.44 percentage points from 92.39% for the quarter ended December 31, 1993 due to favorable variances in all three components. An analysis of the change in the efficiency ratios during the periods indicated is shown below:

                                                                QUARTER ENDED
                                              ----------------------------------------------------
                                                     MARCH 31, 1994               MARCH 31, 1994
                                                      COMPARED TO                   COMPARED TO
                                                     MARCH 31, 1993              DECEMBER 31, 1993
                                                  -----------------             ------------------
Variance due to:
   Increased (decreased) net interest income           (15.38)%                         0.50%
   Increased (decreased) noninterest income             (6.32)                          2.81
   (Increased) decreased operating expense              (2.49)                          1.13
                                                  -----------------             ------------------
      Favorable (unfavorable) variance                 (24.19)%                         4.44%
                                                  =================             ==================

          Continued deterioration in the asset quality of the Bank, and/or higher short-term interest rates in the future to the extent there is a lag between repricing liabilities and COFI indexed assets (if they occur) would have an adverse effect on net interest income and noninterest income, which would in turn lead to an increase (or worsening) in the efficiency ratio, assuming expenses remain constant.

REGULATORY CAPITAL REQUIREMENTS
- - -------------------------------

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the OTS to implement a system requiring regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe, the lower the institution's capital. Under FDICIA, the OTS issued regulations establishing specific capital ratios for five separate capital categories as set forth below:

                                CORE CAPITAL TO         CORE CAPITAL TO      TOTAL CAPITAL TO
                             ADJUSTED TOTAL ASSETS       RISK-WEIGHTED        RISK-WEIGHTED
                               (LEVERAGE) RATIO           ASSET RATIO          ASSET RATIO
                             ----------------------     ---------------     -----------------
Well capitalized                5% or above              6% or above        10% or above
Adequately capitalized          4% or above              4% or above        8% or above
Undercapitalized                Under 4%                 Under 4%           Under 8%
Significantly
 undercapitalized               Under 3%                 Under 3%           Under 6%
Critically undercapitalized     Ratio of tangible equity to adjusted total assets of 2% or less

   The following table summarizes the capital ratios of the adequately capitalized category and Fidelity's regulatory capital at March 31, 1994 as compared to such ratios. As indicated in the table, Fidelity's capital levels exceeded the three minimum capital ratios of the adequately capitalized category.

                                          CORE CAPITAL TO      CORE CAPITAL TO           TOTAL CAPITAL
                                           ADJUSTED TOTAL       RISK-WEIGHTED          TO RISK-WEIGHTED
                                             ASSETS                ASSETS                   ASSETS
                                       -----------------    -------------------      ------------------
                                         BALANCE     %       BALANCE        %         BALANCE       %
                                       ----------   ----    ----------     ----      ----------    ----
                                                           (Dollars in thousands)
Fidelity's regulatory capital          $  166,700   4.04%   $  166,700     5.98%     $  253,500    9.10%
Adequately capitalized
 requirement                              165,000   4.00       111,400     4.00         222,900    8.00
                                       ----------   ----    ----------     ----      ----------    ----
Excess capital                         $    1,700   0.04%   $   55,300     1.98%     $   30,600    1.10%
                                       ==========   ====    ==========     ====      ==========    ====
Adjusted assets (1)                    $4,126,500           $2,786,600               $2,786,600
                                       ==========           ==========               ==========

- - ----------------
(1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb).

   Although the Bank was deemed adequately capitalized at March 31, 1994, at such date, absent $28 million in capital contributed to the Bank by Citadel during 1993, the Bank would have had to significantly reduce its assets or the Bank would not have met the 4% core capital to adjusted total assets ratio requirement of the adequately capitalized category and thus would have been classified as undercapitalized for purposes of the OTS' prompt corrective action regulations.

   Citadel, with only $0.9 million in liquid assets at March 31, 1994 and ongoing expenses in connection with the contemplated Restructuring of the Company defined below, is not in a position to make further capital contributions to the Bank, nor does Citadel have ready access to additional funds under current circumstances. Management anticipates that the Bank will incur losses in the second quarter of 1994 that will, in the absence of a new capital infusion, reduce the Bank's core capital ratio to less than 4%. In an effort to maintain the Bank's core capital ratio above 4% at March 31, 1994 by downsizing its balance sheet, the Bank sold $155.3 million of single family and multifamily 2 to 4 unit performing loans in the first quarter of 1994, resulting in a loss of $1.9 million.

   If the Restructuring of the Company discussed below is not accomplished, the Bank will likely become "undercapitalized" for purposes of the prompt corrective action regulations of the OTS. The consequences of becoming undercapitalized would include, but would not be limited to, (a) the obligation of Fidelity to file a capital restoration plan that is accompanied by an acceptable Citadel guarantee; (b) restrictions on asset growth, branch acquisitions and new activities; (c) a prohibition on dividends and capital distributions by Fidelity (subject to certain exceptions); and (d) increased monitoring by the OTS. The OTS has advised the Company that, in the absence of the Restructuring, or other viable near-term recapitalization plan or capital infusion, it is unlikely that Fidelity will be able to file a capital restoration plan acceptable to the OTS. Further, an acceptable capital restoration plan guarantee would require Citadel to demonstrate appropriate assurances of its ability to perform on the guarantee. Given Citadel's current capital resources and liquidity position and discussion with the OTS, no assurance can be given that such a Citadel guarantee would be found acceptable by the OTS. Failure to provide an acceptable capital restoration plan and guarantee could result in additional OTS sanctions typically reserved for "significantly undercapitalized" institutions. These discretionary sanctions include, but are not limited to, (a) an OTS directive to compel a recapitalization, merger, sale or divestiture of the Bank, in all likelihood on terms unfavorable to Citadel and its stockholders; (b) divestiture of subsidiaries of the Bank; (c) more stringent asset growth restrictions than applicable to "undercapitalized" institutions; and (d) management changes, including election of new directors and dismissal of directors or senior officers who have held office for more than 180 days, among other things.

   The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and implementing capital regulations require Fidelity to maintain (a) Tangible Capital of at least 1.5% of Adjusted Total Assets (as defined in the regulations), (b) Core Capital of at least 3.0% of Adjusted Total Assets (as defined in the regulations), and (c) Total Risk-based Capital of at least 8.0% of Total Risk-weighted Assets (as defined in the regulations).

   The following table summarizes the regulatory capital requirements for Fidelity under FIRREA at March 31, 1994, but does not reflect the required future phasing out of certain assets, including (a) investments in, and loans to, subsidiaries which may presently be engaged in activities not permitted for national banks, and (b) for risk-based capital, real estate held for investment (the impact of which the Bank believes is immaterial). The impact of certain proposed regulations is also not reflected in the following table. As indicated in the table, Fidelity's capital levels exceeded all three of the currently applicable minimum capital requirements.

                                                               MARCH 31, 1994
                                       -----------------------------------------------------------------------------------------
                                                                                                           CURRENT RISK-BASED
                                           TANGIBLE CAPITAL                     CORE CAPITAL                    CAPITAL
                                       ------------------------         -----------------------------    -----------------------
                                         BALANCE           %                   BALANCE           %          BALANCE          %
                                       ----------      --------         -----------------     -------    -------------    ------
Stockholder's equity (1)               $  166,900                            $  166,900                   $  166,900
Adjustments:
  Intangible assets                        (1,800)                                   --                          --
  Nonincludable subsidiaries                 (200)                                 (200)                        (200)
  General valuation allowance                  --                                    --                       35,400
  Qualifying subordinated notes                --                                    --                       59,200
  Equity investments                           --                                    --                       (7,800)
                                       ----------                            ----------                   ----------
Regulatory capital (2)                 $  164,900         4.00%              $  166,700        4.04%      $  253,500      9.10%
Required minimum                           61,900         1.50                  123,800        3.00          222,900      8.00
                                       ----------        -----               ----------       -----       ----------     -----
Excess capital                         $  103,000         2.50%              $   42,900        1.04%      $   30,600      1.10%
                                       ==========        =====               ==========       =====       ==========     =====
Adjusted assets (3)                    $4,124,600                            $4,126,500                   $2,786,600
                                       ==========                            ==========                   ==========

     (1)  Fidelity's total stockholder's equity, in accordance with generally accepted accounting principles, was 4.06% of its total assets at March 31, 1994.
     (2)  At periodic intervals, both the OTS and the FDIC routinely examine the Bank as part of their legally prescribed oversight of the industry. Based on their examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

  (3) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb).

   Although Fidelity met the fully phased-in capital requirements for all three measurements based upon regulations currently in effect, the Bank continues to have as its objective to increase its core capital. At March 31, 1994, based on then current asset levels, Fidelity would have been required to increase its core capital by approximately $39.5 million to reach the 5% level.

   The OTS is required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. The OTS added an interest rate risk capital component to its risk-based capital requirement effective September 30, 1994, based on the December 31, 1993 balance sheet. This capital component will require institutions deemed to have above normal risk to hold additional capital equal to 50% of the excess risk. As of December 31, 1993, the Bank's internal risk measurement system showed a risk level of less than half the OTS limit. The most recently available OTS report (September 30, 1993) shows an even lower risk. Therefore, if the requirement had been in effect on March 31, 1994, using the December 31, 1993 balance sheet, there would have been no interest rate risk component required to be added to Fidelity's risk-based capital requirement.

   The OTS has the ability to set an individual minimum capital requirement ("IMCR") for Fidelity higher than those set forth above. Although the OTS has not designated an IMCR for Fidelity, the Bank is under continuing regulatory pressure to raise its capital ratios. The OTS has advised the Company that the improvement of Fidelity's capital position and asset quality is one of the OTS' top priorities, and therefore the Company expects to receive from the OTS a capital directive or IMCR if the Restructuring is unsuccessful.

   Economic trends in Southern California have adversely affected both the delinquencies being experienced by thrifts such as Fidelity and the ability of such institutions to recoup principal and accrued interest by realization upon underlying collateral. In addition, the earthquake in January 1994 further exacerbated the situation by causing additional financial hardship to certain borrowers. No assurances can be given that such economic trends will not continue in future periods creating increasing downward pressure on the capital and earnings of thrift institutions.

   The Company is actively pursuing a restructuring plan that, as currently formulated, would include a sale of, or a disposition of a controlling interest in, the Bank and Gateway as well as a sale of certain problem assets of the Bank, possibly to a newly-formed Citadel subsidiary or division (the "Restructuring"; discussion of the sale of the Bank in the context of the Restructuring includes the sale of Gateway). The Company is currently seeking new equity investors for the Bank who would invest directly in the Bank, without payment of any consideration to Citadel, and acquire a majority interest in the Bank, leaving Citadel with a minority interest. This course follows the Company's unsuccessful efforts to solicit any satisfactory offers for an acquisition of the Bank from strategic acquirors. Any such sale of, or disposition of a controlling interest in, the Bank will be subject to the approval of Citadel's or the Bank's Board of Directors and the OTS. A sale of the Bank would also require the approval of Citadel's stockholders.

   The Restructuring calls for the Bank's disposition of many of its problem assets, together with a small amount of performing assets, so as to improve the attractiveness of the Bank to potential acquisition or investment candidates. Under one scenario for the Restructuring, most of the Bank's problem assets would be transferred to a new Citadel real estate subsidiary or division.
These assets would consist of commercial and large multifamily loans and owned real estate properties with a current net book value of approximately $401 million. This scenario would require Citadel to raise new equity and securitized debt financing to fund the purchase price to acquire these assets from the Bank. If Citadel were unable to do so, it is expected that these assets would be sold to a third party.

   The Restructuring plan also calls for the Bank's disposition of a smaller group of problem assets, consisting primarily of smaller multifamily loans, in a bulk sale to a third-party purchaser.

   While the Board will fully explore the value of this Restructuring before making any final decisions, the Board views this approach as having the greatest potential to maximize stockholder values in the foreseeable future. In formulating the proposed Restructuring, the Company believes that the value of Fidelity to a purchaser or investor would be heavily, and perhaps excessively, discounted due to its problem assets. Thus, it was determined that the Bank's attractiveness to an acquisition or investment candidate would be enhanced if the Bank disposed of these problem assets. Management believes that such an asset disposition is important to a successful major recapitalization program for Fidelity. However, management also believes that these assets, if managed outside the environment of a federally regulated institution, present the potential for Citadel stockholders to realize future value that would not be reflected in the bulk sale price of those assets to a third party today. Accordingly, as described above, Citadel is seeking to acquire these assets from Fidelity as part of the Restructuring if it can raise sufficient new equity and debt financing to do so.

   If Citadel is successful in acquiring these assets as part of the Restructuring, then, following the Restructuring, Citadel would become a real estate company and focus on the servicing and enhancement of its loan and real estate portfolio, and would also manage any minority interest in the Bank that it may retain.

   The following discussion focuses on certain financial consequences of the Restructuring and is not indicative of the loss content of the Bank's assets in the absence of the Restructuring or other bulk asset dispositions.

   To consummate the bulk transfers of assets as part of the Restructuring, Fidelity would be required to write down these assets to their bulk sale values. These losses would be offset in part by the reduction in the Bank's GVA (reflecting the healthier remaining asset pool) and possible tax benefits. In view of changing variables such as the terms and timing of the Restructuring, future earnings or losses, changes in the composition and size of the problem assets and other factors, management is unable to estimate the impact of the Restructuring on the Bank's core capital. Because of the significant conditions to and uncertainty in accomplishing a successful Restructuring, the Company expects that the losses associated with the Restructuring would only be incurred upon or after the consummation of the Restructuring, at which time the effects of the losses on capital would be offset by either a new infusion of capital from investors or by a merger with another financial institution.

   The Company does not intend to implement the above-described bulk problem asset dispositions, or incur the consequent losses, in the absence of new core capital infusions by financial investors in the Bank or an acquisition of the Bank by another financial institution. Any such investments or acquisition will also require the approval of among others, the OTS, which will condition its approval in part on the adequacy of the capital of the Bank after the Restructuring.

   No assurances can be given that the proposed Restructuring can be successfully implemented or, if implemented, what precise form a Restructuring would take.


CAPITAL RESOURCES AND LIQUIDITY
- - -------------------------------

FIDELITY - The Bank's primary sources of operating funds are deposits, borrowings, loan payments and prepayments, loans sales and earnings.

Deposit activity is an important factor in Fidelity's cash flow position. At March 31, 1994, Fidelity had deposits of $3.2 billion, down from $3.4 billion at December 31, 1993 and $3.3 billion at March 31, 1993. This reduction has been, in part, a natural result of the Company's determination to reduce total assets and, in part, the result of the need on the part of its depositors to withdraw funds to meet current living expenses and/or increase yields through other investments.

   As part of its strategy of preserving and enhancing the value of its customer franchise, Fidelity has increasingly focused its efforts on attracting and retaining a greater number of profitable, low-cost transaction accounts, such as passbook, checking and money market accounts. The ratio of total transaction accounts to total deposits at March 31, 1994, December 31, 1993 and March 31,
1993, amounted to 24.0%, 21.7% and 25.1%, respectively.   At March 31, 1994,
Fidelity had 98,648 checking accounts and 29,485 passbook accounts, compared to 93,493 and 28,086 at December 31, 1993, and 81,851 and 25,624 at March 31, 1993.

   In the first quarter of 1994 compared to the prior quarter, the total balance of certificates of deposit decreased by $0.2 million to $2.4 billion while retail transaction accounts (checking, passbook and money market savings) increased by $28.1 million to $757.7 million. On March 31, 1994, certificates of deposit over $100,000 represented 13% of total deposits compared to 14% at December 31, 1993 and 13% at March 31, 1993. Broker-originated deposits totaling $37.4 million, $92.2 million and $20.1 million were included in certificates of deposit at March 31, 1994, December 31, 1993 and March 31, 1993, respectively.

   The Bank has also restructured its branch network with an emphasis on providing retail financial services to its customers. In order to provide a more complete array of products to meet the Bank's customers' needs and to capture funds moving out of traditional bank products into higher yield investments, sales of investment products have been integrated into the retail network, and new positions and compensation systems have been developed and implemented. In the three months ended March 31, 1994, the Company, through Gateway, sold investment and annuity products totaling $24.7 million, compared with total sales of $16.7 million and $36.3 million in the three months ended December 31, 1993 and March 31, 1993, respectively.

   FHLB Advances are another major source of funds. The Bank increased its FHLB Advances by $16.3 million during the three months ended March 31, 1994. This compares to repayments exceeding advances by $30.0 million and $110.0 million for the three months ended December 31, 1993 and March 31, 1993, respectively.

   In an ongoing effort to diversify its funding sources, the Bank begun issuing commercial paper during the third quarter of 1992. The commercial paper is backed by a letter of credit from the Federal Home Loan Bank of San Francisco ("FHLB") to ensure a high quality investment grade rating. Fidelity's obligation to reimburse the FHLB for any amounts paid under the letter of credit is secured by a pledge of mortgage loans by Fidelity to the FHLB. At March 31, 1994, $254 million of net funds were provided by the issuance of commercial paper. However, for the three months ended March 31, 1994, maturities exceeded issuances by $50.0 million, compared to issuances exceeding maturities of $34.1 million and $195.0 million for the three months ended December 31, 1993 and March 31, 1993, respectively.

   The Bank also enters into repurchase agreements ("repos") whereby the Bank sells securities under agreements to repurchase the securities at a specific price and date. The Bank deals only with dealers judged by management to be financially strong or who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board. In the three months ended March 31, 1994 and December 31, 1993, however, repos were reduced by $3.8 million and $100.6 million, respectively. In the three months ended March 31, 1993, $112.0 million of net funds were provided by repo activity.

   Loan principal payments, including prepayments, were a significant source of funds, providing $58.1 million for the three months ended March 31, 1994, compared to $55.6 million and $70.5 million for the three months ended December 31, 1993 and March 31, 1993, respectively. The Bank expects that loan payments and prepayments will remain a major funding source in the future.

   Another source of operating funds was proceeds from the sale of loans which totaled $208.0 million in the three months ended March 31, 1994, compared to $65.7 million and $3.6 million for the three months ended December 31, 1993 and March 31, 1993, respectively. Included in the first quarter of 1994 loan sales was $155.3 million in single family and multifamily 2 to 4 unit performing loans sold as part of the Bank's overall capital planning which resulted in a $1.9 million loss. Sales of loans are dependent upon various factors, including volume of loans originated, interest rate movements, investor demand for loan products, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, desired asset size and evolving capital and liquidity requirements. Due to the volatility and unpredictability of these factors, the volume of Fidelity's sales of loans has fluctuated significantly and no estimate of future sales can be made at this time. At March 31, 1994, the Company had $190.1 million of loans in its held for sale portfolio compared to $367.7 million and $24.2 million at December 31, 1993 and March 31, 1993, respectively.

   The sale of investment and mortgage-backed securities ("MBS") is also a source of funds. No U.S. Treasury or agency securities were sold in the first quarters of 1994 or 1993, however, in the fourth quarter of 1993, $211.3 million was sold. Proceeds from sales of MBS for the three months ended March 31, 1994 totaled $93.6 million, compared to $316.5 million and no sales for the three-month periods ended December 31, 1993 and March 31, 1993, respectively.

   Sales of loans and securities from the held to maturity portfolio would be caused by unusual events. The level of future sales, if any, is difficult to predict. During 1993, the Bank approved a policy of more active management of its investment portfolio with a view toward disposition of securities with unfavorable risk/return profiles. This program may result in loans being reclassified from held to maturity to available for sale. Any subsequent sale of such loans would not generally be expected to result in any material gain or loss. The higher level of sales of loans and MBS in the first quarter of 1994 was the result of efforts to reduce Fidelity's asset size for capital planning purposes. All such loan and MBS sales were made from Fidelity's held for sale portfolio.

   Fidelity's sources of cash are utilized in funding loans and investments, for payment of its debt obligations and in maintaining a liquidity ratio in compliance with regulatory requirements. Fidelity's total loans funded (excluding refinances of its own loans) in the three months ended March 31, 1994 were $130.6 million compared to $152.1 million and $69.0 million in the three-month periods ended December 31, 1993 and March 31, 1993, respectively. The Bank had commitments outstanding to originate $28.6 million in loans at market interest rates at March 31, 1994, compared to $37.9 million at December 31, 1993 and $16.5 at March 31, 1993. In addition, the Bank had a total of $121.5 million of unfunded loans in its pipeline at March 31, 1994, compared to $155.8 million at December 31, 1993 and $59.0 million at March 31, 1993.

   The overall decline in the loan pipeline from the first quarter of 1993 resulted from: (a) the decision by the Bank to limit multifamily loan originations in accordance with the Bank's more rigorous view of multifamily loans as, in fact, business loans which require considerably more scrutiny and continuous monitoring, (b) the reorganization of the mortgage banking group associated with the development and implementation of the Bank's strategy in building a mortgage banking division geared toward single family residential loan originations, (c) the development of secondary marketing sources for multifamily originations, and (d) a reduction in market demand for products Fidelity desired for its portfolio.

   Fidelity also had $50.0 million in the unused balance of available home equity credit lines at March 31, 1994, compared to $52.1 million at December 31, 1993 and $64.6 million at March 31, 1993. The decline in unused balances of home equity credit lines was due to a slowdown in new credit facility growth over the past year. New home equity credit lines totaled $0.5 million, $1.1 million, and $6.8 million for the three months ended March 31, 1994, December 31, 1993 and March 31, 1993, respectively. The decline in new home equity lines reflects significant levels of first trust deed refinancings as well as lower homeowner equity in single family housing appraisals as compared to prior years. In addition, the Bank implemented a $300 application fee for new home equity loans in May, 1993.

   The OTS regulations require the maintenance of an average regulatory liquidity ratio of at least 5% of deposits and short-term borrowings. The Bank's average regulatory liquidity ratio was 5.1%, 8.8% and 5.2% at March 31, 1994, December 31, 1993 and March 31, 1993, respectively. Both Fidelity's short-term and long-term cash flow forecasts indicate an adequate margin to meet foreseeable operational demands.

   Fidelity maintains other sources of liquidity to draw upon if unforeseen circumstances should occur. Such circumstances may include changes in regulatory liquidity or capital requirements, sudden deposit outflows or pending tax legislation. At March 31, 1994, these sources included: (a) presently available line of credit from the FHLB of $80.7 million (assuming all of the $400.0 million capacity of commercial paper is used); (b) unused commercial paper capacity of $146.0 million; (c) unpledged securities in the amount of $107.4 million available to be placed in reverse repurchase agreements or sold; and (d) unpledged loans of $626.7 million, of which some portion would be available to collateralize additional FHLB or private borrowings, or which may be securitized.

   In 1993, Fidelity received a $28.0 million capital contribution from Citadel. See "Citadel" below for further discussion.

CITADEL - Citadel has limited cash reserves and no material potential cash producing operations or assets other than its investments in Fidelity and in Gateway. In March 1993, Citadel issued 3,297,812 shares of common stock through a rights offering to stockholders and received net proceeds of approximately $31.4 million. Of this amount, Citadel contributed $18.0 million in March 1993 and $10.0 million in December 1993 to the capital of Fidelity and retained the balance for liquidity and working capital purposes. Gateway paid a dividend of $1.0 million to Citadel in December 1993. Citadel had $2.3 million in cash and cash equivalents at December 31, 1993 and $0.9 million at

March 31, 1994. Because of Fidelity's current capital levels, dividends and distributions from Fidelity will not be available to Citadel for the foreseeable future. Thus, Citadel's current cash balances, together with potential future dividends from Gateway, are the only sources of cash to Citadel. Gateway's ability to pay dividends may be restricted by certain regulatory net capital rules. Management believes that Citadel's cash resources will only be sufficient to meet Citadel expenditures through mid-1994. If the Restructuring is not completed at such time, Citadel will be required to raise additional cash to fund its expenditures, and no assurances can be given that Citadel will be able to raise any such funds.

   The Bank has entered into a Subordinated Loan Agreement dated as of May 15, 1990 (the "Subordinated Loan Agreement") pursuant to which $60 million in 11.68% subordinated notes (the "Notes") are outstanding, which Notes are guaranteed by Citadel. The Subordinated Loan Agreement, among other covenants, contains a provision requiring Fidelity to maintain a consolidated tangible net worth at least equal to the greater of (a) $170 million plus 50% of consolidated net earnings since January 1, 1990, or (b) 3.25% of consolidated assets. Fidelity's consolidated tangible net worth at March 31, 1994 was $165.1 million.

   Management's interpretation of the foregoing clause indicates that the Bank's consolidated tangible net worth is above the net worth requirement, assuming the formula in clause (a) permits a reduction of the $170 million test if a consolidated net loss has been sustained since January 1, 1990. Under this interpretation, the amount of consolidated tangible net worth necessary to meet the requirement of clause (a) would be $146.8 million at March 31, 1994 and would be further reduced by 50% of all losses during the remainder of 1994. The amount of consolidated tangible net worth necessary to meet the requirement of clause (b) was $133.7 million. Management's projections for the balance of 1994 indicate that the Bank's consolidated tangible net worth will remain above the net worth requirement (assuming it is interpreted as described above) only if the Restructuring is accomplished or other capital raising efforts are successful.

   The holders of the Notes could take the position that the amount under clause
(a) may not be reduced by losses to less than $170 million. Under that position, Fidelity would be in violation of the covenant as of March 31, 1994. Management believes that such position is not correct; however, there can be no assurance that such position would not prevail if the issue were ever tested in court. If the above covenant were violated, the holders of 66 2/3% in aggregate principal amount of the Notes would be entitled to declare the entire amount of the Notes immediately due and payable. However, if such acceleration would result in the Bank's failure to meet applicable regulatory capital requirements, the holders would be prohibited from accelerating the Notes without the prior approval of the OTS. If the Bank failed to make such accelerated payment, Citadel would be required to make such payment under its guarantee of the Notes. Management anticipates that Citadel's funds would be insufficient to make such payment, unless additional funds were raised.

   On March 4, 1994, Chase Manhattan Bank, N.A. ("Chase"), one of four lenders under the Subordinated Loan Agreement, sued Fidelity, Citadel and Citadel's Chairman of the Board, alleging, among other things, that the transfer of assets pursuant to the Restructuring would constitute a breach of the Subordinated Loan Agreement, including the tangible net worth and various other financial tests contained therein, and seeking to enjoin the Restructuring and to recover damages in unspecified amounts. In addition, the lawsuit alleges that past responses of Citadel and Fidelity to requests by Chase for information regarding the Restructuring violate certain provisions of the Subordinated Loan Agreement and that such alleged violations, with the passage of time, have become current defaults under the Subordinated Loan Agreement. While the other three lenders under the Subordinated Loan Agreement hold $25 million of the Notes, none of them has joined Chase in this lawsuit. The Company is evaluating the lawsuit, and based on its current assessment, the Company does not believe that the allegations have merit.

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

   The holders of the Notes have power of approval over certain matters, including certain asset sales, and may require a repurchase of the Notes upon a "Significant Event". The Restructuring as currently contemplated may constitute a "Significant Event" depending upon the structuring of the proposed additional equity investment in the Bank. If the Restructuring triggers the Significant Event repurchase requirement, the Company could be required to pay the principal balance of the Notes of $60 million plus accrued interest and a premium of approximately $9.9 million (calculated as of March 31, 1994). The Company is in discussions with the holders of the Notes, including Chase, regarding a possible repurchase of the Notes at a purchase price equal to the unpaid principal amount thereof plus accrued and unpaid interest thereon and a settlement of the Chase litigation. Any such repurchase would be contingent upon consummation of the Restructuring and would require OTS approval. No assurance can be given that such discussions will be successful or that the Restructuring can be consummated without the consent of the Note holders.


ASSET QUALITY
- - -------------

   The Bank continues to be principally involved in the Southern California single family and multifamily (2 units or more) residential lending businesses. At March 31, 1994, 19.0% of Fidelity's real estate loan portfolio (including loans held for sale) consisted of California single family residences while another 72.4% consisted of California multifamily dwellings. At March 31, 1993, 20.1% of Fidelity's loan portfolio consisted of California single family residences and 71.0% consisted of California multifamily dwellings. Current Southern California economic conditions have adversely impacted the credit risk profile of the Company's loan portfolio.

   The Company's performance continues to be adversely affected by increased foreclosure activities of the Bank reflecting the delicate nature of the Southern California economy and uncertain real estate market as noted in the table below. Asset quality details of Fidelity are as follows:

                                                      MARCH 31,    DECEMBER 31,   MARCH 31,
                                                        1994          1993          1993
                                                      --------     -----------    --------
                                                             (DOLLARS IN THOUSANDS)
Nonperforming Assets ("NPAs"):
 Nonaccruing loans...............................      $139,376     $ 93,475      $126,349
 In-substance foreclosures ("ISFs") (1)..........             -       28,362        29,639
 Foreclosed real estate ("REO")..................       135,111      122,226       126,353
 REO GVA.........................................        (8,524)      (8,442)      (10,643)
                                                       --------     --------      --------
  Total NPAs.....................................      $265,963     $235,621      $271,698
                                                       ========     ========      ========
 Nonaccruing loans to total assets...............          3.38%        2.13%         2.65%
                                                       ========     ========      ========
 NPAs to total assets............................          6.46%        5.37%         5.72%
                                                       ========     ========      ========
NPAs and Troubled Debt  Restructuring ("TDRs"):
 NPAs............................................      $265,963     $235,621      $271,698
 Classified TDRs.................................        20,236       23,650        38,528
 Nonclassified TDRs..............................        13,595        5,062        12,557
                                                       --------     --------      --------
  Total NPAs and TDRs............................      $299,794     $264,333      $322,783
                                                       ========     ========      ========
 TDRs to total assets............................          0.82%        0.65%         1.08%
                                                       ========     ========      ========
 NPAs and TDRs to total assets...................          7.28%        6.03%         6.80%
                                                       ========     ========      ========
Classified Assets:
 NPAs............................................      $265,963     $235,621      $271,698
 Performing loans with increased risk............       112,787      125,720       117,478
 Real estate held for investment.................        11,770       11,161        10,803
                                                       --------    ---------      --------
  Total classified assets........................      $390,520     $372,502      $399,979
                                                       ========     ========      ========
 Classified assets to total assets...............          9.48%        8.49%         8.43%
                                                       ========     ========      ========
Nonperforming Asset Ratios:
 REO and ISF to NPAs (1).........................         47.60%       60.33%        53.50%
 REO to NPAs (1).................................         47.60%       48.29%        42.59%
 Nonaccruing loans to NPAs (1)...................         52.40%       39.67%        46.50%
 ISF to NPAs (1).................................             -        12.04%        10.91%

(1) In the first quarter of 1994, the Bank implemented SFAS 114. Loans previously considered ISF are now included in loans.

   On May 31, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in TDRs. SFAS No. 114 defines a loan as impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. This Statement also clarified the existing accounting for ISFs by stating that a collateral dependent real estate loan would be reported as REO only if the lender had taken possession of the collateral.

   During the first quarter of 1994, nonaccruing loans increased to $139.4 million from $121.8 million at year-end 1993 and $156.0 million at March 31, 1993 after adjusting for effects of a change in classification of ISF loans from REO to loans in response to adoption of SFAS No. 114 at the beginning of 1994. The increase of $17.6 million in nonaccruing loans is primarily due to an increase in loans delinquent 90 days and over resulting from the continuing weakness of the Southern California economy which has led to lower rental rates and increased vacancies in apartment units and declining real estate prices.
The Bank generally places a loan on nonaccrual status whenever the payment of interest is 90 days or more past due, or earlier if a loan exhibits materially deficient characteristics.

   REO (excluding ISF) increased to a current level of $135.1 million from $122.2 million in December 1993 and $126.4 million in March 1993. The increase in REO stems primarily from a decline in pace of disposition of REO properties due to the proposed securitized debt financing for those troubled real estate assets targeted for transfer as part of the previously announced Restructuring plan.

   Additionally, in June 1993, the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, Federal Reserve Board and OTS issued a Joint Statement providing interagency guidance on the reporting of ISFs. This Joint Statement clarified that losses must be recognized on real estate loans that meet the existing ISF criteria based on fair value of the collateral, but such loans need not be reported as REO unless possession of the underlying collateral has been obtained. The Bank adopted SFAS No. 114 in the first quarter of 1994. Since the Bank already measured impairment based on the fair market value of the properties securing these loans, the only effect of the adoption of SFAS No. 114 was to increase loans by $28.4 million, which was the total amount of ISFs at year-end 1993, and to reduce REO by the same amount.
The Bank recognizes recovery of an impaired loan through a reduction of
provision for estimated loan losses.   The following schedule presents loans for
which the Bank has established allowance for credit losses (specific valuation allowances) to recognize impairment in connection with SFAS No. 114 as of March 31, 1994:


                                                   ALLOWANCE          % OF
                                        LOAN          FOR         ALLOWANCE TO
                                       AMOUNT    CREDIT LOSSES    LOAN AMOUNT
                                       ------    -------------    ------------
                                               (DOLLARS IN THOUSANDS)
Property type:
  Single family                        $ 2,547      $   241          9.46%
  Multifamily:
    2 to 4 units                         1,051          203         19.31
    5 to 19 units                       13,618        4,405         32.35
    20 to 36 units                      14,222        3,744         26.33
    37 units and over                   18,540        4,944         26.67
                                       -------      -------
      Total multifamily                 47,431       13,296         28.03
                                       -------      -------
  Commercial and industrial              4,051        1,282         31.65
                                       -------      -------
                                       $54,029      $14,819         27.43%
                                       =======      =======

   The Bank has modified the terms of certain loans that resulted in those loans being defined as TDRs according to SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". TDRs represent loans that are current as to payment of principal and interest, but have had their terms renegotiated to a more favorable position for the borrower due to an inability to meet the original terms of the note. TDRs decreased by $17.3 million between March 31, 1993 and March 31, 1994 as a number of borrowers were either able to return to the original payment terms at the expiration of the modification period or the loan migrated to nonperforming loans or REO.

   Classified assets consist of NPAs, and all other assets classified for internal and regulatory purposes, plus other assets that are currently performing, but exhibit deficiencies that indicate the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected, identified as "performing loans with increased risk". Classified assets are assigned to one of the following three categories in the order of increasing credit risk: (a) Substandard - an asset with well-defined weaknesses characterized by in a distinct possibility that some loss will be sustained if the weaknesses are not corrected, (b) Doubtful - an asset which has all the weaknesses of a Substandard asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable, and
(c) Loss - an asset, or portion thereof, considered uncollectible and of such little value that a loss classification is warranted; the amount identified as loss can be charged off or a specific reserve established for the amount considered uncollectible. Classified assets increased by $18.0 million from December 31, 1993 to March 31, 1994 primarily because of an increase in nonperforming assets.

   After adjusting for the effect of the earthquake of January 1994 and the subsequent aftershocks, the following table presents delinquencies of the respective loan portfolios as of the dates indicated:

                                                            NET LOAN DELINQUENCIES TO
                                                         NET REAL ESTATE LOAN PORTFOLIO
                                         -----------------------------------------------------------
                                           MARCH 31,                 DECEMBER 31,         MARCH  31,
                                            1994 (1)                    1993                1993
                                          -----------               -------------         ----------
                                                             (DOLLARS IN THOUSANDS)
Delinquencies by number of days:
  30 to 59 days...........................      0.93%                    0.92%                0.57%
  60 to 89 days...........................      1.05                     0.64                 0.71
  90 days and over........................      3.64                     2.15                 2.77
                                            --------                 --------             --------
  Loan delinquencies to net loan portfolio      5.62%                    3.71%                4.05%
                                            ========                 ========             ========

Delinquencies by property type:
  Single family:
    30 to 59 days.........................  $  8,048                 $  7,480             $  1,880
    60 to 89 days.........................     6,355                    2,497                2,947
    90 days and over......................    16,698                   12,661               15,996
                                            --------                 --------             --------
                                              31,101                   22,638               20,823
                                            --------                 --------             --------
Percent to respective loan portfolio......      4.49%                    2.85%                2.52%
Multifamily (2 to 4 units):
  30 to 59 days...........................     3,158                    3,599                3,427
  60 to 89 days...........................     3,413                    1,707                3,719
  90 days and over........................    18,766                   15,652               10,650
                                            --------                 --------             --------
                                              25,337                   20,958               17,796
                                            --------                 --------             --------
Percent to respective loan portfolio......      5.78%                    4.16%                3.40%
Multifamily (5 to 36 units):
  30 to 59 days...........................     6,522                   16,948               14,170
  60 to 89 days...........................    15,875                   12,770               10,682
  90 days and over........................    54,243                   34,746               53,228
                                            --------                 --------             --------
                                              76,640                   64,464               78,080
                                            --------                 --------             --------
Percent to respective loan portfolio......      4.30%                    3.60%                4.15%
Multifamily (37 units and over):
  30 to 59 days...........................     6,535                    4,114                1,620
  60 to 89 days...........................     7,341                    5,035                9,807
  90 days and over........................    35,346                    4,358               21,812
                                            --------                 --------             --------
                                              49,222                   13,507               33,239
                                            --------                 --------             --------
Percent to respective loan portfolio......     12.00%                    3.35%                7.57%
Commercial & Industrial:
  30 to 59 days...........................     8,276                    2,048                1,249
  60 to 89 days...........................     4,321                    1,723                  458
  90 days and over........................     4,358                   12,443                6,938
                                            --------                 --------             --------
                                              16,955                   16,214                8,645
                                            --------                 --------             --------
Percent to respective loan portfolio......      5.61%                    5.46%                2.58%

Total loan delinquencies, net.............  $199,255                 $137,781             $158,583
                                            ========                 ========             ========
   (1) For purposes of determining the effect of the Northridge earthquake on total delinquencies, only the new 30 to 59 day delinquent loans, where the borrowers have indicated their delinquency status is due to the earthquake, totaling $174.2 million, have been reduced from total contractual delinquencies of $373.5 million at March 31, 1994.  However, management believes that there are additional loans in the 60 days and over delinquent categories, which have continued to be delinquent due to the earthquake.

   The following table presents the Bank's new 30 to 59 day delinquent loans at March 31, 1994, that management believes to be the result of the effects of the earthquake based upon advice received from the borrowers:

                                         MARCH 31, 1994
                                     ----------------------
                                                      % OF
                                       AMOUNT     PORTFOLIO
                                     ----------   ---------
                                     (DOLLARS IN THOUSANDS)
         Property type:
          Single Family              $ 15,177         2.19%

          Multifamily:
           2-4 units                    1,796         0.41
           5-36 units                 108,225         6.06
           37 units and over           41,751        10.19

          Commercial & other            7,249         2.40
                                     --------
                                     $174,198         4.90%
                                     ========

   The earthquake caused the 30 to 59 day delinquent category to increase dramatically as borrowers were trying to deal with short-term cash flow needs resulting from this disaster. In an effort to assist borrowers adversely affected by the earthquake, the Bank is providing primarily short-term accommodations, usually 1 to 3 month payment deferrals to be repaid over a 3 to 9 month period. Approximately $150 million of earthquake affected loans are in this short-term accommodation category. In addition, another $75 million of loans are currently being negotiated for possible short-term accommodations. The borrowers on an additional $40 million of loans have requested assistance and these loans are being evaluated for potential accommodations or workouts. The Bank believes that approximately half of this category, or approximately $20 million, may require troubled debt restructuring treatment and may be reported in the Troubled Debt Restructuring ("TDR") category in the future.

   While the rest of the nation is experiencing a modest economic recovery, the Southern California economy remains sluggish with higher unemployment than elsewhere in the country and real estate values that continue to deteriorate. There can be no assurances that these economic conditions will improve in the near future. Consequently, rents and real estate values may continue to decline, which may affect future delinquency and foreclosure levels and may adversely impact the Bank's asset quality, earnings performance and capital.

   In response to the deterioration of the Bank's portfolio and increased delinquencies, the Bank recorded additions to its allowances for estimated loan losses and real estate losses totaling $19.9 million for the three months ended March 31, 1994. The total allowances for such losses consist of the sum of the GVA for both loans and real estate as well as all specific reserves for assets classified as "Loss". In the opinion of the Bank, this deterioration is caused by: (a) the decline in apartment occupancy levels and of rents available to apartment owners in Southern California; (b) downward revisions in projections as to inflation and rental income growth; (c) the increased returns currently being required by purchasers of multifamily-income producing properties; (d) the general illiquidity in the Southern California market for multifamily income producing properties; and (e) the Northridge earthquake of January 17, 1994 and the subsequent aftershocks. The Bank's combined GVA for loan and real estate losses at March 31, 1994 was $85.1 million or 2.26% of total loans and real estate, up from $80.0 million or 2.03% at December 31, 1993 and $75.0 million or 1.81% at March 31, 1993.

   The following table summarizes Fidelity's reserves, writedowns and certain coverage ratios at the dates indicated:

                                                                                          MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                                            1994          1993           1993
                                                                                          --------     -----------     --------
                                                                                                 (DOLLARS IN THOUSANDS)
Loans:
 GVA                                                                                      $ 76,549       $ 71,578      $ 63,134
 Specific reserves                                                                          14,819         12,254         5,322
                                                                                          --------       --------      --------
  Total allowance for estimated losses                                                    $ 91,368       $ 83,832      $ 68,456
                                                                                          ========       ========      ========

 Writedowns                                                                               $ 31,238       $  4,251      $  4,272
                                                                                          ========       ========      ========

 Total allowance and loan writedowns to gross loans                                           3.33%          2.32%         1.81%
 Loan GVA to loans and ISF (1)                                                                2.11%          1.88%         1.58%
 Loan GVA to nonaccruing loans and ISF (1)                                                   54.92%         58.75%        40.47%
 Nonperforming loans to total loans (1)                                                       3.93%          2.52%         3.23%

Real Estate Owned:
 GVA                                                                                      $  8,524       $  8,442      $ 11,843
 Specific reserves                                                                          11,941          9,273         2,982
                                                                                          --------       --------      --------
  Total allowance for estimated losses                                                    $ 20,465       $ 17,715      $ 14,825
                                                                                          ========       ========      ========

 Writedowns                                                                               $ 66,117       $ 90,901      $ 80,746
                                                                                          ========       ========      ========

 Total REO allowance and REO writedowns to gross REO                                         37.59%         37.41%        27.40%
 REO GVA to REO                                                                               6.31%          6.91%         8.42%

Total Loans and REO:
 GVA                                                                                      $ 85,073       $ 80,020       $74,977
 Specific reserves                                                                          26,760         21,527         8,304
                                                                                          --------       --------      --------
  Total allowance for estimated losses                                                    $111,833       $101,547      $ 83,281
                                                                                          ========       ========      ========

 Writedowns                                                                               $ 97,355       $ 95,152      $ 85,018
                                                                                          ========       ========      ========

 Total allowance and writedowns to gross loans, REO and ISF (1)                               5.38%          4.87%         3.97%
 Total GVA to loans, REO and ISF (1)                                                          2.26%          2.03%         1.81%

(1) In the first quarter of 1994, the Bank implemented SFAS 114. Loans previously considered ISF are now classified as loans.

   As of March 31, 1994, Fidelity's 15 largest borrowers accounted for $246.2 million of gross loans, or 6.76% of total loans. A number of these borrowing relationships also include Fidelity's largest loans. Details of these relationships follow:

                NUMBER      TOTAL AMOUNT        LARGEST
  BORROWER     OF LOANS       OF LOANS       SINGLE LOAN(1)
  --------     --------     ------------     --------------
                  (Dollars in thousands)
     1             2            $ 32,593           $32,555
     2            30              28,907(1)          9,881
     3             9              26,748(1)         11,122
     4             3              23,739            14,977
     5             3              20,436(1)         13,662
     6            54              15,443             6,553
     7             1              13,881            13,881
     8             3              13,748            13,620
     9             2              11,294             5,815
    10             3              11,038             6,815
    11             1              10,217            10,217
    12             9              10,180(1)          3,466
    13             1              10,018            10,018
    14             1               9,238             9,238
    15             3               8,716(1)          7,508
                            ------------
                                $246,196
                            ============

(1)  Amounts are shown net of participations.

   Fidelity's 10 largest loans include those loans shown in the table above with balances of $9.2 million or greater. Fidelity's 10 largest loans aggregated $139.2 million at March 31, 1994, of which $67.2 million (4 loans) was classified as substandard and $10.2 million (1 loan) was listed as special mention.

   At March 31, 1994, Fidelity had $28.9 million in total loans outstanding to its second largest borrower, consisting of 30 loans secured by multifamily apartment dwellings located in the San Gabriel Valley and eastern Los Angeles areas. Of the total, loans representing $26.1 million (25 loans) were classified as substandard. During the first quarter, the Bank modified 19 of such loans totaling $4.5 million to allow the borrower to make interest payments only. The borrower also has the option to reduce principal by 10% to 15% with Fidelity matching the reduction through debt forgiveness. Also, in the first quarter, the Bank foreclosed on 5 properties owned by the borrower securing loans of $3.9 million. The Bank is continuing its efforts to modify the remaining loans.

   During the three months ended March 31, 1994, the Bank charged off a total of $11.3 million on loans and real estate, compared to $24.2 million and $6.3 million for the three months ended December 31, 1993 and March 31, 1993. Included in the $11.3 million was $10.1 million on multifamily properties. During the same three periods, the Bank recovered $1.7 million, $1.4 million and $0.4 million of previous writedowns, respectively.

   The ongoing uncertainty in the Southern California economy, the weak real estate market and the level of the Bank's nonperforming assets continue to be significant concerns to the Company. All of these factors may require additional loss provisions, as the Company performs its quarterly reviews of the adequacy of its allowance for estimated losses on loans and real estate, based upon the then current economic environment.

INTEREST RATE RISK MANAGEMENT
- - -----------------------------

   Prevailing economic conditions, particularly changes in market interest rates, as well as governmental policies and regulations concerning, among other things, monetary and fiscal affairs, significantly affect interest rates and a savings institution's net interest income. Fidelity actively manages its assets and liabilities in an effort to mitigate its exposure to interest rate risk, but it cannot eliminate this exposure entirely without unduly affecting its profitability. As is the case with many thrift institutions, Fidelity's deposits historically have matured or repriced more rapidly than its loans and other investments, and consequently, increases in market interest rate have tended to reduce Fidelity's net interest income, while decreases in market interest rates have tended to increase its net interest income.

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

   The Company continues to naturally reduce its IRR exposure by originating ARM loans for its portfolio. Since 1985, the Company has consistently moved toward building a portfolio consisting predominantly of interest rate sensitive loans. ARM loans comprised 96.8% of the portfolio of total loans at March 31, 1994, compared to 96.1% at March 31, 1993. The percentage of monthly adjustable ARMs to total loans was 76.1% at March 31, 1994, compared to 77.6% at March 31, 1993. Interest sensitive assets provide the Company with long-term protection from rising interest rates.

   The Bank is also emphasizing the growth of its transaction account base to reduce its overall cost of funds. The ratio of retail transaction accounts, money market savings and passbook accounts to total deposits increased to 24% at March 31, 1994 from 22% at December 31, 1993 but decreased from 25% at March 31, 1993.

   The Bank had previously sold options to enter into swap contracts, which gave the buyers the right to cancel the swap agreements. The option holders did not exercise their right and thus, the Bank was able to add an additional $200 million of synthetic hedges to its portfolio. Once the swap options were converted into a formal swap contract, they were no longer considered a trading position. The market value adjustments at the time of conversion were recognized and will be amortized over the life of the contracts.

of the contracts.

   Therefore, at March 31, 1994, the Bank had a total notional principal amount of $450 million of interest rate swap contracts with a current average receive rate of 4.77% and a current average pay rate of 3.75%. In an effort to fully cover the average maturity of the deposits hedged and to protect against an adverse move in the value of these deposits, the Bank negotiated to extend the maturities of three $50 million swaps by 6 to 8 months. This action will also increase the fixed rate received by Fidelity, while at the same time locking in recent market value gains on the related deposits. The following table summarizes the Bank's interest rate swaps as of March 31, 1994:

                                              INCOME    EXPENSE
                                   NOTIONAL    FIXED   FLOATING
SPECIFIC HEDGE                      AMOUNT     RATE      RATE
- - --------------                     --------    -----   --------
                                      (DOLLARS IN THOUSANDS)
Federal funds sold                 $ 50,000     4.84%     3.25%
Loan receivable                      50,000     4.82      3.64
Deposits                            170,000     4.78      3.88
FHLB Advances                       180,000     4.74      3.81
                                   --------
    Total                          $450,000     4.77%     3.75%
                                   ========

   The Bank also purchased two interest rate floor contracts with a total notional principal amount of $100 million which will protect against interest rate declines below the fixed rate floor of 4.75%. The contracts provide for the Bank to receive the interest rate differential on the notional amount between the three-month LIBOR rate and the contract floor. The effective dates for the contracts extend from March 1995 through April 1997.

   The Company's maturity and repricing mismatch ("Gap") between interest rate sensitive assets and liabilities due within one year was a positive 3.67% at March 31, 1994, a negative 3.38% at December 31, 1993 and a positive 8.93% of total assets at March 31, 1993. A positive Gap indicates an excess of maturing or repricing assets over liabilities, whereas a negative Gap indicates an excess of maturing or repricing liabilities over assets. However, Gap is not particularly helpful as a measure of IRR exposure, because of four major deficiencies: (a) Gap assumes that both assets and liabilities react immediately to market changes, although loans usually reprice to an index that is at least two months old and therefore cannot immediately react to current rates; (b) Gap further assumes that all instruments react fully to market rates, whereas loans tied to COFI or other lagging indices can take many months to fully adjust to market rate changes; (c) Gap assumes that there will be no change in repricing behavior caused by a change in interest rates and, in reality, prepayment speed, amortization schedules and early withdrawal are all impacted by changes in rate; and (d) finally, Gap does not consider periodic rate caps and floors. Consequently, the Company does not use Gap as an IRR measurement and management tool. The Company uses a scenario-based approach which measures bank-wide risk and a probabilistic approach for specific products. The Bank regularly analyzes scenarios that contemplate low, expected and high inflation. The Bank also complies with OTS requirements for interest rate shock scenarios (immediate permanent change in interest rates of various levels). For product and option valuation and for analyzing the results of off-balance sheet instruments, the Bank employs a Monte Carlo simulation model (one that assumes random variation in interest rates) to measure and evaluate risk and return trade-offs.

   The Company's IRR management plan is reviewed on a continuing basis. As previously discussed, the Bank's interest rate risk is less than half of the OTS limit. See "Capital Resources and Liquidity." Even at this lower risk level, due to the lag effect that COFI has on Fidelity's loan portfolio, the decline in short-term rates from 1990 to early 1993 contributed significantly to the Company's net interest margin. Recent stable rates have eroded this margin, and an increase in rates could produce an initial reduction in net interest income. Management intends to continue to manage IRR exposure through products tied to indices that reprice without a timing lag and by using hedging techniques.

OTHER FACTORS AFFECTING EARNINGS AND CAPITAL
- - --------------------------------------------

Growing Emphasis on Fee Income Generation

   Management believes that, given the highly competitive nature of the Bank's historic business and the regulatory constraints it faces in competing with unregulated companies, the Bank must expand from its historical business focus and adopt a broader product line business strategy. Specifically, management believes that the Bank's existing customers provide a ready market for the sale of nontraditional financial services and investment products. This belief prompted the implementation of a new business strategy for the retail financial services group that integrated its traditional functions (mortgage origination, deposit services, checking, savings, etc.) with the sale of investment services and products by Gateway. Management's objective is to build a "relationship bank" that works with clients to determine their financial needs and offers a broad array of more customized products and services.

   Through this new strategy of targeting retail and mortgage customers and offering a variety of new investment products and services, Fidelity and Gateway hope to attract more of the Bank customers' deposits, investment accounts and mortgage business. Management believes that this new strategy has been successful, as evidenced by the increase of 16,797 accounts or 22% in total checking accounts at March 31, 1994 over the level a year earlier. As a result of this strategy, fee income should become a growing portion, and net interest income a declining portion, of the Company's total income.

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

                                  SUPPLEMENTAL

                                   FINANCIAL

                                  INFORMATION

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                     MARCH 31,                DECEMBER 31,              MARCH 31,
                                                       1994           %           1993         %          1993          %
                                                    ----------      -----     ------------   -----     ----------     -----
                                                                              (UNAUDITED)
 ASSETS:
   Cash and cash equivalents                        $   92,574       2.2      $  145,961       3.3     $  236,593      5.0
                                                    ----------     -----      ----------     -----     ----------    -----
   Investment and mortgage-backed
    securities ("MBS"):
     Investment securities available for sale           95,601       2.3          92,259       2.1            --        --
     Investment securities held to maturity                 --        --              --        --         37,486      0.8
     MBS available for sale                             48,298       1.2          91,108       2.1             --       --
     MBS held for investment                                --        --              --        --        224,688      4.7
                                                    ----------     -----      ----------     -----    -----------    -----
                                                       143,899       3.5         183,367       4.2        262,174      5.5
                                                    ----------     -----      ----------     -----     ----------    -----
   Investment in FHLB and FRB stock                     52,626      1 .3          52,151       1.2         50,574      1.1
                                                    ----------     -----      ----------     -----     ----------    -----
   Performing loans:
     Loans held for sale                               190,088       4.6         367,688       8.4         24,200      0.5
     Loans receivable, net                           3,360,835      81.6       3,345,695      76.2      3,916,046     82.3
                                                    ----------     -----      ----------     -----     ----------    -----
                                                     3,550,923      86.2       3,713,383      84.6      3,940,246     82.8
     Less:  Nonperforming loans                        139,376       3.4          93,475       2.1        126,349      2.7
                                                    ----------     -----      ----------     -----     ----------    -----
                                                     3,411,547      82.8       3,619,908      82.5      3,813,897     80.1
                                                    ----------     -----      ----------     -----     ----------    -----
   Nonperforming assets:
     Nonperforming loans                               139,376       3.4          93,475       2.1        126,349      2.7
     Real estate owned, net                            126,887       3.1         142,446       3.3        145,345      3.0
                                                    ----------     -----      ----------     -----     ----------    -----
                                                       266,263       6.5         235,921       5.4        271,694      5.7
                                                    ----------     -----      ----------     -----     ----------    -----
   Other nonearning assets:
     Interest receivable                                23,458       0.6          23,052       0.5         25,368      0.5
     Real estate investments, net                       11,770       0.3          11,161       0.3         11,107      0.2
     Premises and equipment, net                        52,214       1.3          49,247       1.1         46,747      1.0
     Intangible assets, net                              1,813        --           2,098        --         19,425      0.4
     Deferred tax assets                                 1,247        --           1,247        --          3,716      0.1
     Other assets                                       61,992       1.5          65,406       1.5         18,234      0.4
                                                    ----------     -----      ----------     -----     ----------    -----
                                                       152,494       3.7         152,211       3.4        124,597      2.6
                                                    ----------     -----      ----------     -----     ----------    -----
                                                    $4,119,403     100.0      $4,389,519     100.0     $4,759,529    100.0
                                                    ==========     =====      ==========     ====      ==========    =====

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                             March 31,               December 31,              March 31,
                                                               1994          %          1993          %          1993          %
                                                            ----------     -----     ----------     -----     ----------     -----
                                                                                          (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Liabilities:
    Deposits:
      Transaction accounts:
        Noninterest-checking accounts                       $   66,144       1.6     $   52,936       1.2     $   38,809       0.8
        Interest bearing checking accounts                     330,655       8.0        314,032       7.1        298,971       6.3
        Savings and money market accounts                      360,943       8.8        362,642       8.3        488,501      10.3
                                                            ----------     -----     ----------     -----     ----------     -----
                                                               757,742      18.4        729,610      16.6        826,281      17.4
        Certificate of deposits:
          Deposit balance $100,000 or less                   2,033,318      49.4      2,245,305      51.1      2,141,831      45.0
          Deposit balance greater than $100,000                341,858       8.3        301,532       6.9        303,408       6.4
                                                            ----------     -----     ----------     -----     ----------     -----
            Total retail deposits                            3,132,918      76.1      3,276,447      74.6      3,271,520      68.8
      Brokered deposits                                         38,258       0.9         92,196       2.1         20,112       0.4
                                                            ----------     -----     ----------     -----     ----------     -----
                                                             3,171,176      77.0      3,368,643      76.7      3,291,632      69.2
                                                            ----------     -----     ----------     -----     ----------     -----

    Borrowings:
      FHLB advances                                            342,700       8.3        326,400       7.4        471,400       9.9
      Commercial paper                                         254,000       6.2        304,000       6.9        260,000       5.5
      Mortgage-backed notes and bon                            100,000       2.4        100,000       2.3        262,000       5.5
      Other borrowings                                              --        --          3,830       0.1        112,117       2.3
                                                            ----------     -----     ----------     -----     ----------     -----
                                                               696,700      16.9        734,230      16.7      1,105,517      23.2
                                                            ----------     -----     ----------     -----     ----------     -----
    Miscellaneous liabilities:
      Deferred tax liabilities                                   4,898       0.1         14,564       0.3          2,053        --
      Other liabilities                                         15,190       0.3         24,679       0.6         45,628       0.9
      Subordinated notes                                        60,000       1.5         60,000       1.4         60,000       1.3
                                                            ----------     -----     ----------     -----     ----------     -----
                                                                80,088       1.9         99,243       2.3        107,681       2.2
                                                            ----------     -----     ----------     -----     ----------     -----
                                                             3,947,964      95.8      4,202,116      95.7      4,504,830      94.6
                                                            ----------     -----     ----------     -----     ----------     -----

  Stockholders' equity:
    Common stock                                                    66        --             66        --             66        --
    Paid-in capital                                             60,052       1.5         60,052       1.4         60,052       1.3
    Unrealized loss on securities available for sale            (1,206)       --             --        --             --        --
    Retained earnings                                          112,527       2.7        127,285       2.9        194,581       4.1
                                                            ----------     -----     ----------     -----     ----------     -----
                                                               171,439       4.2        187,403       4.3        254,699       5.4
                                                            ----------     -----     ----------     -----     ----------     -----
                                                            $4,119,403     100.0     $4,389,519     100.0     $4,759,529     100.0
                                                            ==========     =====     ==========     =====     ==========     =====

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                        THREE MONTHS ENDED
                                       ------------------------------------------------------------------------------------
                                                       % to                           % to                        % to
                                        March 31,     Average       December 31,     Average        March 31,     Average
                                          1994        Assets(1)         1993         Assets(1)        1993        Assets(1)
                                       ----------     ---------     ------------     ---------     ----------     ---------
                                                                            (UNAUDITED)
INTEREST INCOME:
  Loans                                 $  60,728         576.4     $     62,796         544.6     $   73,338         640.4
  Mortgage-backed securities                1,165          11.1            2,540          22.0          3,426          29.9
  Investment securities and other           2,181          20.6            3,203          27.8          1,423          12.5
                                       ----------     ---------     ------------     ---------     ----------     ---------
    Total interest income                  64,074         608.1           68,539         594.4         78,187         682.8
                                       ----------     ---------     ------------     ---------     ----------     ---------
INTEREST EXPENSE:
  Deposits                                 28,561         271.1           36,320         315.0         33,286         290.7
  FHLB Advances                             3,266          31.0            3,348          29.0          5,144          44.9
  Other borrowings                          4,993          47.4            6,967          60.4          9,124          79.7
  Subordinated notes                        1,843          17.4            1,844          16.0          1,843          16.0
                                       ----------     ---------     ------------     ---------     ----------     ---------
    Total interest expense                 38,663         366.9           48,479         420.4         49,397         431.3
                                       ----------     ---------     ------------     ---------     ----------     ---------
NET INTEREST INCOME                        25,411         241.2           20,060         174.0         28,790         251.5
  Provision for estimated
   loan losses                             15,600         148.1           23,600         204.7          7,500          65.6
                                       ----------     ---------     ------------     ---------     ----------     ---------
NET INTEREST INCOME AFTER
 PROVISION FOR
 ESTIMATED LOAN LOSSES                      9,811          93.1           (3,540)        (30.7)        21,290         185.9
                                       ----------     ---------     ------------     ---------     ----------     ---------
NONINTEREST INCOME (EXPENSE):
  Loan and other fee income                 1,199          11.4              670           5.8          2,018          17.6
  Gain (loss) on sale of loans, net        (2,804)        (26.6)            (392)         (3.4)           395           3.5
  Fee income from investment
   products                                 1,225          11.6              757           6.6          1,652          14.4
  Fee income on deposits and
   other income                               906           8.6              849           7.3            789           6.9
                                       ----------     ---------     ------------     ---------     ----------     ---------
                                              526           5.0            1,884          16.3          4,854          42.4
                                       ----------     ---------     ------------     ---------     ----------     ---------
  Provision for estimated real
   estate losses                           (4,300)        (40.8)          (9,200)        (79.8)        (1,000)         (8.7)
  Direct costs of real estate
   operations, net                         (2,057)        (19.5)          (4,515)        (39.1)        (3,318)        (29.0)
                                       ----------     ---------     ------------     ---------     ----------     ---------
                                           (6,357)        (60.3)         (13,715)       (118.9)        (4,318)        (37.7)
                                       ----------     ---------     ------------     ---------     ----------     ---------
  Loss on sale of mortgage-
   backed securities, net                    (621)         (5.9)          (1,118)         (9.7)            --            --
  Gain (loss) on sale of
   investment securities, net                 329           3.1           (2,017)        (17.5)            --            --
                                       ----------     ---------     ------------     ---------     ----------     ---------
                                             (292)         (2.8)          (3,135)        (27.2)            --            --
                                       ----------     ---------     ------------     ---------     ----------     ---------
                                           (6,123)        (58.1)         (14,966)       (129.8)           536           4.7
                                       ----------     ---------     ------------     ---------     ----------     ---------
OPERATING EXPENSE:
  Compensation and benefits                12,906         122.5           12,840         111.3         11,397          99.5
  Occupancy                                 3,516          33.4            3,718          32.2          3,025          26.4
  FDIC insurance                            2,482          23.6            2,428          21.1          1,887          16.5
  Professional services                     3,523          33.4            5,335          46.3          1,655          14.5
  Office-related expenses                   1,738          16.5            2,148          18.6          1,371          12.0
  Marketing                                   648           6.1              685           5.9            683           6.0
  Other                                     1,550          14.7           10,511          91.2          1,432          12.4
                                       ----------     ---------     ------------     ---------     ----------     ---------
                                           26,363         250.2           37,665         326.6         21,450         187.3
                                       ----------     ---------     ------------     ---------     ----------     ---------
EARNINGS (LOSS) BEFORE
 INCOME TAXES                             (22,675)       (215.2)         (56,171)       (487.1)           376           3.3
  Income tax expense (benefit)             (7,918)        (75.1)         (18,845)       (163.4)           241           2.1
                                       ----------     ---------     ------------     ---------     ----------     ---------
NET EARNINGS (LOSS)                    $  (14,757)       (140.1)    $    (37,326)       (323.7)    $      135           1.2
                                       ==========     =========     ============     =========     ==========     =========
NET EARNINGS (LOSS) PER SHARE          $    (2.24)                  $      (5.66)                  $     0.04
                                       ==========                   ============                   ==========
WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                            6,595,624                      6,595,624                    3,407,739
                                       ==========                   ============                   ==========
AVERAGE ASSETS                         $4,273,161                   $  4,574,705                   $4,644,314
                                       ==========                   ============                   ==========

(1) Percentage to Average Assets are shown in basis points (1%=100 basis points).

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

   The Company has lawsuits pending against it in the ordinary course of business. As of March 31, 1994, the Company's management and its counsel believe that none of the pending lawsuits or claims other than the lawsuit described below, taken separately or together will have a materially adverse impact on the financial condition or business of the Company.

   On March 4, 1994, Chase, one of four lenders under Fidelity's $60 million Subordinated Loan Agreement, sued Fidelity, Citadel and Citadel's Chairman of the Board alleging, among other things, that the transfer of assets pursuant to the Restructuring would constitute a breach of the Subordinated Loan Agreement, and seeking to enjoin the Restructuring and to recover damages in unspecified amounts. In addition, the lawsuit alleges that past responses of Citadel and Fidelity to requests by Chase for information regarding the Restructuring violate certain provisions of the Subordinated Loan Agreement and that such alleged violations, with the passage of time, have become current defaults under the Subordinated Loan Agreement. While the other three lenders under the Subordinated Loan Agreement hold $25 million of the subordinated debt, none of them has joined Chase in this lawsuit. The Company is evaluating the lawsuit and, based on its current assessment, the Company does not believe that the allegations have merit. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity for additional considerations relating to the Subordinated Loan Agreement.

ITEM 2.  CHANGES IN SECURITIES
           Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
           Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not applicable

ITEM 5.  OTHER INFORMATION
           Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits -
            None

       (b)  Reports on Form 8-K
            The Company filed a Report on Form 8-K on January 11, 1994 reporting on Item 5. "Other Events."

                                   SIGNATURES
                                   ----------


   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            CITADEL HOLDING CORPORATION
                                                      Registrant





Date: May 20, 1994                          /s/  RICHARD M. GREENWOOD
                                            ---------------------------------
                                                Richard M. Greenwood
                                              President and Chief Executive
                                                          Officer





Date: May 20, 1994                          /s/  ANDRE S.W. SHIH
                                            ---------------------------------
                                                 Andre S.W. Shih
                                            Treasurer, Senior Vice President
                                           and Acting Chief Financial Officer




Date: May 20, 1994                          /s/  HEIDI WULFE
                                            ----------------------------------
                                                      Heidi Wulfe
                                            Senior Vice President, Controller
                                               and Chief Accounting Officer