Form 10-Q
period 1994-06-30
CITADEL HOLDING CORP
filed 1994-08-22
CIK 716634

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                    to


                         COMMISSION FILE NUMBER 1-8625

                               ----------------

                          CITADEL HOLDING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               95-3885184
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


       600 NORTH BRAND BOULEVARD                         91203
          GLENDALE, CALIFORNIA                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 956-7100

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No     .
                                              ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $.01 per share, of Registrant outstanding as of August 12, 1994 was 6,595,624 shares.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                          CITADEL HOLDING CORPORATION

                                     INDEX

                                                                             PAGE
                                                                             ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements
          Consolidated Statements of Financial Condition (Unaudited) as of
           June 30, 1994 and December 31, 1993............................     1
          Consolidated Statements of Operations (Unaudited) for the
           quarters and the six months ended June 30, 1994 and 1993.......     2
          Consolidated Statements of Cash Flows (Unaudited) for the
           quarters and the six months ended June 30, 1994 and 1993.......     3
          Notes to Consolidated Financial Statements......................     5
 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    15
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings...............................................    43
 Item 2.  Changes in Securities...........................................    43
 Item 3.  Defaults Upon Senior Securities.................................    43
 Item 4.  Submission of Matters to a Vote of Security Holders.............    43
 Item 5.  Other Information...............................................    43
 Item 6.  Exhibits and Reports on Form 8-K................................    44
          a. Exhibits.....................................................    44
          b. Reports on Form 8-K..........................................    45

                                      (i)

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        JUNE 30,   DECEMBER 31,
                                                          1994         1993
                                                       ----------  ------------
                                                             (UNAUDITED)
ASSETS:
  Cash, federal funds sold and other cash equivalents. $   92,850   $  145,961
  Investment securities available for sale (June 30,
   1994 at fair value; December 31, 1993 at amortized
   cost, fair value $92,512)..........................     94,623       92,259
  Mortgage-backed securities available for sale (June
   30, 1994 at fair value; December 31, 1993 at
   amortized cost, fair value $91,298)................     44,027       91,108
  Loans and owned real estate held for Bulk Sale, at
   fair value.........................................    358,930          --
  Loans held for sale, at lower of cost or market.....    188,638      367,688
  Loans receivable, net of allowances of $64,492 and
   $83,832 at June 30, 1994 and December 31, 1993,
   respectively.......................................  3,097,926    3,345,695
  Interest receivable.................................     24,369       23,052
  Investment in FHLB and FRB stock....................     53,158       52,151
  Owned real estate...................................     15,656      153,607
  Premises and equipment, net.........................     51,945       49,247
  Intangible assets, net..............................      1,579        2,098
  Other assets........................................     21,293       66,653
                                                       ----------   ----------
                                                       $4,044,994   $4,389,519
                                                       ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
  Deposits............................................ $3,000,619   $3,368,643
  FHLB Advances.......................................    422,700      326,400
  Commercial paper....................................    361,100      304,000
  Mortgage-backed notes...............................    100,000      100,000
  Other borrowings....................................        --         3,830
  Deferred tax liabilities............................        --        14,564
  Other liabilities...................................     22,602       24,679
  Subordinated notes..................................     60,000       60,000
                                                       ----------   ----------
                                                        3,967,021    4,202,116
                                                       ----------   ----------
 Stockholders' equity:
  Serial preferred stock, par value $.01 per share;
   authorized, 5,000,000 shares; no shares
   outstanding........................................        --           --
  Common stock, par value $.01 per share; authorized,
   10,000,000 shares; issued and outstanding,
   6,595,624 shares...................................         66           66
  Paid-in capital.....................................     60,052       60,052
  Unrealized loss on securities available for sale....     (2,669)         --
  Retained earnings...................................     20,524      127,285
                                                       ----------   ----------
                                                           77,973      187,403
                                                       ----------   ----------
                                                       $4,044,994   $4,389,519
                                                       ==========   ==========


                See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       QUARTER ENDED       SIX MONTHS ENDED
                                         JUNE 30,              JUNE 30,
                                    --------------------  --------------------
                                      1994       1993       1994       1993
                                    ---------  ---------  ---------  ---------
                                                  (UNAUDITED)
INTEREST INCOME:
 Loans............................  $  56,834  $  68,663  $ 117,562  $ 142,001
 Mortgage-backed securities.......        613      2,748      1,778      6,174
 Investment securities and other..      3,163      2,268      5,344      3,691
                                    ---------  ---------  ---------  ---------
 Total interest income............     60,610     73,679    124,684    151,866
                                    ---------  ---------  ---------  ---------
INTEREST EXPENSE:
 Deposits.........................     25,911     31,206     54,472     64,492
 FHLB Advances....................      4,154      4,814      7,420      9,958
 Other borrowings.................      6,214      8,885     11,207     18,009
 Subordinated notes...............      1,843      1,843      3,686      3,686
                                    ---------  ---------  ---------  ---------
 Total interest expense...........     38,122     46,748     76,785     96,145
                                    ---------  ---------  ---------  ---------
Net Interest Income...............     22,488     26,931     47,899     55,721
 Provision for estimated loan
  losses..........................     25,012     14,500     40,612     22,000
                                    ---------  ---------  ---------  ---------
Net Interest Income after
 Provision for Estimated Loan
 Losses...........................     (2,524)    12,431      7,287     33,721
                                    ---------  ---------  ---------  ---------
NONINTEREST INCOME (EXPENSE):
 Loan fee income..................        814      1,067      1,893      2,981
 Gains (losses) on sale of loans,
  net.............................     (1,528)       225     (4,332)       620
 Fee income from investment
  products........................      1,698      1,313      2,923      2,966
 Fee income on deposits and other
  income..........................      1,208      1,092      2,234      1,984
                                    ---------  ---------  ---------  ---------
                                        2,192      3,697      2,718      8,551
                                    ---------  ---------  ---------  ---------
 Provision for estimated real
  estate losses...................     (2,067)   (16,000)    (6,367)   (17,000)
 Direct costs of real estate
  operations, net.................     (3,127)    (4,377)    (5,184)    (7,695)
                                    ---------  ---------  ---------  ---------
                                      (5,194)    (20,377)   (11,551)   (24,695)
                                    ---------  ---------  ---------  ---------
 Gains (losses) on sale of
  mortgage-backed securities, net.         16      1,543       (605)     1,543
 Gains on sale of investment
  securities, net.................         24      1,946        353      1,946
                                    ---------  ---------  ---------  ---------
                                           40      3,489       (252)     3,489
                                    ---------  ---------  ---------  ---------
 Provision for loss on assets held
  for Bulk Sale...................    (56,518)       --     (56,518)       --
                                    ---------  ---------  ---------  ---------
 Total noninterest income
  (expense).......................    (59,480)   (13,191)   (65,603)   (12,655)
                                    ---------  ---------  ---------  ---------
OPERATING EXPENSE:
 Personnel and benefits...........     12,072     11,102     24,978     22,499
 Occupancy........................      3,707      3,134      7,223      6,159
 FDIC insurance...................      2,482      1,886      4,964      3,773
 Professional services............      2,912      2,609      5,573      4,264
 Office-related expenses..........      1,431      1,490      3,063      2,861
 Marketing........................        952        862      1,600      1,545
 Restructuring and
  Recapitalization charges and
  expenses........................     12,242        --      13,210        --
 Other general and administrative.      1,865      1,654      3,415      3,086
                                    ---------  ---------  ---------  ---------
 Total operating expense..........     37,663     22,737     64,026     44,187
                                    ---------  ---------  ---------  ---------
LOSS BEFORE INCOME TAXES..........    (99,667)   (23,497)  (122,342)   (23,121)
 Income tax benefit...............     (7,664)    (8,252)   (15,582)    (8,011)
                                    ---------  ---------  ---------  ---------
NET LOSS..........................  $ (92,003) $ (15,245) $(106,760) $ (15,110)
                                    =========  =========  =========  =========
NET LOSS PER SHARE................  $  (13.95) $   (2.31) $ (16.19)  $   (3.02)
                                    =========  =========  =========  =========
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING....  6,595,624  6,595,624  6,595,624  5,010,488
                                    =========  =========  =========  =========

                See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                         QUARTER ENDED      SIX MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                       ------------------  -------------------
                                         1994      1993      1994       1993
                                       --------  --------  ---------  --------
                                                   (UNAUDITED)
CASH FLOWS--OPERATING ACTIVITIES:
 Net Loss............................. $(92,003) $(15,245) $(106,760) $(15,110)
 Reconciliation of net loss to
  operating cash flows, net:
  Provisions for estimated losses.....   27,079    30,500     46,979    39,000
  Provisions for loss on assets held
   for Bulk Sale......................   52,970        --     52,970        --
  (Gain) loss on sale of loans and
   securities.........................    1,504    (3,714)     4,600    (4,109)
  Capitalized loan origination costs..      130      (358)      (408)     (723)
  Amortization of deferred loan items,
   net................................       72      (660)      (465)     (657)
  Originations of loans held for sale.   (9,678)  (26,843)   (53,321)  (42,860)
  Proceeds from sales of loans held
   for sale...........................   14,074    23,328    222,047    44,189
  FHLB stock dividend.................     (883)      629     (1,350)      629
  Depreciation and amortization.......    1,753     2,251      3,428     4,468
  Interest receivable (increase)
   decrease...........................     (911)    1,480     (1,317)    3,244
  Other assets decrease...............   40,762     5,332     41,810     4,302
  Deferred income tax benefit.........   (3,651)       --    (13,317)     (489)
  Interest payable increase
   (decrease).........................   (9,191)   (5,499)    (3,197)   (1,753)
  Other liabilities and deferred
   income (decrease)..................   16,603   (11,909)     1,120   (16,770)
  Other, net..........................      288      (282)       443      (431)
                                       --------  --------  ---------  --------
    Operating cash flows, net.........   38,918      (990)   193,262    12,930
                                       --------  --------  ---------  --------
CASH FLOWS--INVESTING ACTIVITIES:
  Purchases of investment securities
   available for sale.................       --   (89,829)    (5,074)  (89,829)
  Maturities of investment securities
   available for sale.................       --    35,000         --    35,000
  Sales of investment securities
   available for sale.................       --    28,304         --    28,304
  Purchases of investment securities
   held to maturity...................       --   (24,993)        --   (24,993)
  Maturities of investment securities
   held to maturity...................       --        --         --    30,000
  Purchases of mortgage-backed
   securities ("MBS") available for
   sale...............................       --   (55,357)   (54,812)  (55,357)
  Principal repayments of MBS
   available for sale.................    3,679     6,733      7,632     6,733
  Proceeds from sales of MBS available
   for sale...........................       --    98,229     93,552    98,229
  Principal repayments of MBS held to
   maturity...........................       --        --         --     5,537
  Purchases of loans..................  (12,059)       --    (12,829)       --
  Loans receivable, net (increase)
   decrease...........................  (50,582)   58,923    (65,720)   65,454
  Real estate investment (additions)
   dispositions, net..................       88        12       (521)    3,209
  Proceeds from sales of real estate
   owned..............................    4,668    10,652     12,094    17,784
  Premises and equipment additions,
   net................................     (979)   (2,196)    (2,241)   (3,356)
  Other, net..........................       --      (496)        --    (1,531)
                                       --------  --------  ---------  --------
    Investing cash flows, net.........  (55,185)   64,982    (27,919)  115,184
                                       --------  --------  ---------  --------

                                                   (Continued on following page)

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                           QUARTER ENDED     SIX MONTHS ENDED
                                             JUNE 30,            JUNE 30,
                                         ------------------  ------------------
                                           1994      1993      1994      1993
                                         --------  --------  --------  --------
                                                     (UNAUDITED)
CASH FLOWS--FINANCING ACTIVITIES:
 Demand deposits and passbook savings,
  net increase (decrease)............... $(10,735) $(28,594) $ 17,397  $(43,525)
 Certificate accounts, net increase
  (decrease)............................ (159,822)  (37,509) (385,421) (188,864)
 Proceeds from FHLB Advances............  100,000    55,000   150,000   160,000
 Repayments of FHLB Advances............  (20,000) (135,000)  (53,700) (350,000)
 Short-term borrowings increase.........  107,100    54,884    53,270   362,001
 Repayments of long-term borrowings.....       --  (100,000)       --  (100,000)
 Proceeds from stock rights offering,
  net...................................       --        --        --    31,378
                                         --------  --------  --------  --------
  Financing cash flows, net.............   16,543  (191,219) (218,454) (129,010)
                                         --------  --------  --------  --------
   Net increase (decrease) in cash and
    cash equivalents....................      276  (127,227)  (53,111)     (896)
  Cash and cash equivalents at beginning
   of period............................   92,574   236,593   145,961   110,262
                                         --------  --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF THE
 PERIOD................................. $ 92,850  $109,366  $ 92,850  $109,366
                                         ========  ========  ========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid (received) during the period
  for:
  Interest on deposits, advances and
   other borrowings..................... $ 47,907  $ 50,399  $ 80,043  $ 93,894
  Income taxes..........................  (39,123)       30   (40,904)       45
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Additions to real estate acquired
  through foreclosure................... $ 43,064  $ 65,383  $ 81,197  $123,033
 Loans originated to finance sale of
  real estate acquired through
  foreclosure...........................    4,947     2,577     8,697     6,317
 Transfers from investment portfolio to
  held-for-sale portfolios:
  Loans receivable......................  242,913        --   242,913        --
  Investment securities.................       --    37,486        --    37,486
  Mortgage-backed securities............       --   224,688        --   224,688
 Transfer from held-for-sale to
  investment portfolio:
  Loans receivable......................    6,664        --     6,664        --

                See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  On August 4, 1994, Citadel Holding Corporation ("Citadel") completed major aspects of a recapitalization and restructuring transaction (defined below as the "Restructuring and Recapitalization"), pursuant to which its wholly-owned subsidiary, Fidelity Federal Bank, a Federal Savings Bank ("Fidelity" or the "Bank") raised approximately $109 million in new equity and Citadel's ownership interest in Fidelity was reduced to a percentage estimated to be between 15% and 17%. See Note 4. "Subsequent Events" below.

  The foregoing historical information presents Citadel's financial condition and results of operations as of June 30, 1994 on a pre-Restructuring and Recapitalization basis, showing Citadel as a financial services corporation with Fidelity and Gateway Investment Services, Inc. ("Gateway") as wholly-owned, principal operating subsidiaries. Unless the context otherwise requires, Citadel, Fidelity, Gateway and their respective subsidiaries are referred to in this report on a consolidated basis as the "Company"; provided that all references to the "Company" with respect to the period after August 4, 1994 or in the pro forma financial statements included in Note 5 below refer to Citadel and its subsidiary on a consolidated basis (not including Fidelity and Gateway). For more detailed information regarding the Restructuring and Recapitalization and the various transactions incidental thereto, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring and Recapitalization".

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of various normal accruals) necessary to present fairly its financial position, its results of operations and its cash flows. Certain reclassifications have been made to prior years' consolidated financial statements and other financial information to conform to the 1994 presentation. The results of operations for the six-month period ended June 30, 1994 are not indicative of the results of operations to be expected for the entire year of 1994.

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

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1994

2. INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

  The following table summarizes the Bank's investment in debt and equity securities available for sale at June 30, 1994:

                                                                      AGGREGATE
                                      AMORTIZED UNREALIZED UNREALIZED   FAIR
                                        COST      GAINS      LOSSES     VALUE
                                      --------- ---------- ---------- ---------
                                               (DOLLARS IN THOUSANDS)
   U.S. Treasury and agency issues..  $ 97,688       --     $(3,065)  $ 94,623
   Mortgage-backed securities.......    44,572       --        (545)    44,027
                                      --------     ----     -------   --------
                                      $142,260     $ --      (3,610)  $138,650
                                      ========     ====     =======   ========
   Net unrealized losses, investment
    securities......................                                  $ (3,610)
   Net unrealized gains, hedging
    activities......................                                       470
   Deferred income tax benefit......                                       471
                                                                      --------
    Net unrealized losses reported
    in stockholders' equity.........                                  $ (2,669)
                                                                      ========

  During the quarter ended June 30, 1994, the Bank did not sell any U.S. Treasury or agency securities. However, as part of the Bank's efforts to reduce the effects of further declines in the value of its investment securities portfolio, the Bank initiated a program to hedge some of the market risk by selling futures and options. Unrealized gains from such hedging activities totaled $470,000 before tax for the quarter ending June 30, 1994.

  There were no investments in debt and equity securities held for trading or held to maturity outstanding at June 30, 1994. For the three months ended June 30, 1994, there were no securities transferred between portfolios. As a result, no related gains or losses were recorded in earnings. However, included in the statement of operations is approximately $40,000 representing an adjustment to a loss on the sale of mortgage-backed securities recorded in the previous quarter and gains derived from selling options.

  The following table presents the Bank's investment in debt and equity securities available for sale at June 30, 1994 by maturity:

                                                   MATURITY
                               ------------------------------------------------
                               WITHIN OVER 1 YEAR OVER 5 YEARS OVER 10
                               1 YEAR TO 5 YEARS  TO 10 YEARS   YEARS   TOTAL
                               ------ ----------- ------------ ------- --------
                                            (DOLLARS IN THOUSANDS)
U.S. Treasury and agency is-
 sues......................... $7,560   $86,766       $297     $    -- $ 94,623
Mortgage-backed securities....     --     6,513         --      37,514   44,027
                               ------   -------       ----     ------- --------
                               $7,560   $93,279       $297     $37,514 $138,650
                               ======   =======       ====     ======= ========

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1994

3. ALLOWANCE FOR ESTIMATED LOAN AND REAL ESTATE LOSSES

  The following summarizes the activity in the Company's allowance for estimated loan and real estate losses:

                                  ALLOWANCE FOR ESTIMATED LOSSES
                         ------------------------------------------------------
                                   1994                        1993
                         ---------------------------  -------------------------
                                    OWNED                       OWNED
                                    REAL                        REAL
                          LOANS    ESTATE    TOTAL     LOANS   ESTATE    TOTAL
                         --------  -------  --------  -------  -------  -------
                                      (DOLLARS IN THOUSANDS)
Year-to-date activity
Balance on January 1,... $ 83,832  $17,715  $101,547  $64,277  $16,450  $80,727
 Provision for losses...   40,612    6,367    46,979   22,000   17,000   39,000
 Charge-offs............  (22,035)  (3,529)  (25,564) (18,607) (12,030) (30,637)
 GVA charged off on
  assets held for Bulk
  Sale..................  (21,481)  (7,894)  (29,375)      --       --       --
 Specific reserves
  charged off on assets
  held for Bulk Sale....  (14,277) (10,035)  (24,312)      --       --       --
 Recoveries.............    2,041       --     2,041      980        5      985
                         --------  -------  --------  -------  -------  -------
Balance on June 30,(1).. $ 68,692  $ 2,624  $ 71,316  $68,650  $21,425  $90,075
                         ========  =======  ========  =======  =======  =======

Quarter-to-date activity
Balance on March 31,.... $ 91,368  $20,465  $111,833  $68,456  $14,422  $82,878
 Provision for losses...   25,012    2,067    27,079   14,500   16,000   30,500
 Charge-offs............  (12,254)  (1,979)  (14,233) (14,924)  (8,997) (23,921)
 GVA charged off on
  assets held for Bulk
  Sale..................  (21,481)  (7,894)  (29,375)      --       --       --
 Specific reserves
  charged off on assets
  held for Bulk Sale....  (14,277) (10,035)  (24,312)      --       --       --
 Recoveries.............      324       --       324      618       --      618
                         --------  -------  --------  -------  -------  -------
Balance on June 30,(1).. $ 68,692  $ 2,624  $ 71,316  $68,650  $21,425  $90,075
                         ========  =======  ========  =======  =======  =======

- - --------
(1) Includes $4.2 million of general and specific reserves allocated to loans held for sale at June 30, 1994.

  The following schedule details the activity affecting allowance for credit losses (specific valuation allowance) for impaired loans under SFAS No. 114:

                                                            SIX MONTHS ENDED
                                                             JUNE 30, 1994
                                                         ----------------------
                                                         (DOLLARS IN THOUSANDS)
      Balance, January 1, 1994..........................        $12,254
        Allocations from GVA to recognize impairment....         32,750
        Charge-offs.....................................        (22,035)
        Charge-offs of specific reserves on Bulk Sale
         loans..........................................        (14,277)
                                                                -------
      Balance, June 30, 1994............................         $8,692
                                                                =======

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1994

4. SUBSEQUENT EVENTS

   During July 1994, as part of the Restructuring and Recapitalization described below, Fidelity entered into definitive purchase and sale agreements (each a "Bulk Sale Agreement") with three third-party purchasers for the sale (together with the Citadel Purchase referred to below, the "Bulk Sales") of primarily problem assets (together with the Citadel Purchase Assets referred to below, the "Bulk Sale Assets") with a net book value as of June 30, 1994 of $418.8 million (prior to write-downs recorded on such date) for an aggregate purchase price equal to $338.5 million. Also during July 1994, Fidelity entered into a definitive purchase agreement with Home Savings of America, FSB ("Home"), providing for the sale (the "Deposit and Branch Sale") of deposits (currently estimated at $359.3 million) and certain assets at nine branches of Fidelity at a 2.25% premium on core deposits plus the net book value of the other assets sold (the "Deposit and Branch Sale Agreement").

  On August 4, 1994, the following aspects of the Restructuring and Recapitalization were consummated (the "Closing"):

    a. Citadel sold to Fidelity all of the stock of Gateway for approximately $1.0 million cash;

    b. A newly-formed subsidiary of Citadel, Citadel Realty, Inc. ("CRI"), purchased (the "Citadel Purchase") from Fidelity four real properties (the "Citadel Purchase Assets") with a net book value of $23.2 million (prior to write-downs recorded on such date) for a purchase price of $19.8 million, $13.9 million of which was financed by Fidelity and the balance of which was financed with a short-term line of credit (the "Craig Line of Credit") from Craig Corporation ("Craig");

    c. Citadel received from Fidelity by way of dividend (i) one-year transferable options (subsequently contributed to CRI) to acquire two office buildings (the "Office Buildings") used in the operations of Fidelity (including its headquarters buildings) for an aggregate exercise price of $9.3 million (the "Office Building Options"), portions of which would be leased back by Fidelity upon exercise of such options, and (ii) Fidelity's interest in an existing lawsuit filed against the former carrier of Fidelity's directors' and officers' insurance policies, involving certain coverage and indemnity issues (the "D&O Litigation");

    d. Fidelity issued and sold to investors in a public offering 21,577,141 shares of Class A and Class C Common Stock (the "FFB Class A Common Stock" and "FFB Class C Common Stock", respectively) for $5.25 per share, the net proceeds of which sale (approximately $109 million) were applied to pay down liabilities of the Bank and for general corporate purposes;

    e. Citadel's equity interest in Fidelity was reclassified into a number of shares of Class B Common Stock of the Bank (the "FFB Class B Common Stock" and, together with the FFB Class A Common Stock and the FFB Class C Common Stock, the "FFB Common Stock") that remains to be finally determined, which is estimated to amount to between 15% and 17% of the total number of shares of FFB Common Stock outstanding; and

    f. Fidelity redeemed its $60 million subordinated notes (the "Subordinated Notes") for a redemption price equal to $60 million plus accrued interest of approximately $1.5 million, which amounts were paid in cash, and a recapitalization fee of $1.0 million paid through the issuance of 190,476 shares of FFB Class A Common Stock to the holders of such notes.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1994

  The Bulk Sales (at the prices set forth in the Bulk Sale Agreements), the Deposit and Branch Sale (at the price set forth in the Deposit and Branch Sale Agreement) and the transactions outlined in clauses a. through c. and in clause
f. above are referred to herein collectively as the "Restructuring;" the steps outlined under clauses d. and e. above are referred to herein collectively as the "Recapitalization." The Citadel Purchase totaling $19.8 million closed on August 3, 1994, and Fidelity closed two of the three third-party Bulk Sales on August 11 and 18, 1994 for an aggregate sales of $60.2 million.

  See MD&A--"Restructuring and Recapitalization" below for further details regarding the Restructuring and Recapitalization.

5. PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

  The following pro forma consolidated statements of financial condition and operations have been derived from the consolidated financial statements of the Company at June 30, 1994 and for the six months ended June 30, 1994 and 1993. These pro forma financial statements have been adjusted to give effect to the Restructuring and Recapitalization as if such transactions had been consummated at June 30, 1994 for the pro forma consolidated statement of financial condition and at January 1, 1994 and 1993 for the pro forma consolidated statements of operations for the six months ended June 30, 1994 and 1993, respectively. The pro forma consolidated financial statements are presented for informational purposes only and do not purport to be indicative of the financial condition and results of operations that actually would have resulted if the Restructuring and Recapitalization had been consummated at the dates indicated. The pro forma consolidated financial statements should be read in conjunction with the notes thereto and the Company's consolidated financial statements and related notes thereto contained elsewhere in this Quarterly Report on Form 10Q ("Form 10Q").

                          CITADEL HOLDING CORPORATION

            PRO FORMA CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                 JUNE 30, 1994
                             (DOLLARS IN THOUSANDS)

                                                     EFFECT OF EFFECT OF
                                        EFFECT OF     CITADEL   GATEWAY
                                     DECONSOLIDATION PURCHASE    SALE
                        HISTORICAL         (A)          (B)       (C)    PROFORMA
                        -----------  --------------- --------- --------- --------
                        (UNAUDITED)
ASSETS:
 Cash, federal funds
  sold and other cash
  equivalents.......... $   92,850     $   (90,004)   $  (403)   $(340)  $ 2,103
 Investment securities
  available for sale...     94,623         (94,623)        --       --        --
 Mortgage-backed
  securities available
  for sale.............     44,027         (44,027)        --       --        --
 Loans and owned real
  estate held for Bulk
  Sale.................    358,930        (358,930)        --       --        --
 Loans held for sale...    188,638        (188,638)        --       --        --
 Loans receivable,
  net..................  3,097,926      (3,096,594)        --       --     1,332
 Interest receivable...     24,369         (24,368)        --       (1)       --
 Investment in FHLB
  and FRB stock........     53,158         (53,158)        --       --        --
 Owned real estate.....     15,706         (15,706)    20,042       --    20,042
 Premises and
  equipment, net.......     51,945         (51,921)        --      (24)       --
 Intangible assets,
  net..................      1,579          (1,579)        --       --        --
 Other assets..........     21,243         (20,548)       491     (297)      889
 Investment in
  Fidelity Federal
  Bank.................         --          27,720         --       --    27,720
                        ----------     -----------    -------    -----   -------
   Total assets........ $4,044,994     $(4,012,376)   $20,130    $(662)  $52,086
                        ==========     ===========    =======    =====   =======
LIABILITIES AND
 STOCKHOLDERS' EQUITY:
 Liabilities:
 Deposits.............. $3,000,619     $(3,000,619)   $    --    $  --   $    --
 FHLB Advances.........    422,700        (422,700)        --       --        --
 Commercial paper......    361,100        (361,100)        --       --        --
 Mortgage-backed
  notes................    100,000        (100,000)        --       --        --
 Other borrowings......         --              --     20,130       --    20,130
 Other liabilities.....     22,602         (21,439)        --     (662)      501
 Subordinated notes....     60,000         (60,000)        --       --        --
                        ----------     -----------    -------    -----   -------
   Total liabilities...  3,967,021      (3,965,858)    20,130     (662)   20,631
                        ----------     -----------    -------    -----   -------
 Stockholders' Equity:
 Common stock..........         66              --         --       --        66
 Paid-in capital.......     60,052              --         --       --    60,052
 Unrealized loss on
  securities available
  for sale.............     (2,669)          2,669         --       --        --
 Retained earnings
  (deficit)............     20,524         (49,187)        --       --   (28,663)
                        ----------     -----------    -------    -----   -------
   Total stockholders'
    equity.............     77,973         (46,518)        --       --    31,455
                        ----------     -----------    -------    -----   -------
     Total liabilities
      and stockholders'
      equity........... $4,044,994     $(4,012,376)   $20,130    $(662)  $52,086
                        ==========     ===========    =======    =====   =======

     See notes to pro forma consolidated statement of financial condition.

       NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(A) Reflects the deconsolidation of the Company's investment in the Bank resulting from the Recapitalization. The pro forma adjustments assume the revaluation of the Company's investment in the Bank based upon an estimated residual ownership interest of 4,200,000 shares of FFB Class B Common Stock and an estimated fair value per share equal to the pro forma book value per share of the Bank, giving effect to the Restructuring and Recapitalization, of $6.60 per share. Such value per share differs from the price per share of $5.25 paid by the investors in the Recapitalization. Company management has yet to make a decision on the carrying value of the Company's investment in the Bank.

(B) Reflects the consummation of the Citadel Purchase, which involved the purchase by CRI of four real estate properties from the Bank for an aggregate purchase price of $19.8 million. This acquisition was financed by the Bank through three loans to CRI in the aggregate amount of $13.9 million, secured by the respective real estate properties, and a $6.2 million draw on the Craig Line of Credit. The adjustment to Owned Real Estate includes the purchase price of the properties and acquisition costs of approximately $0.2 million. Adjustments to Other Assets include financing charges of $0.5 million related to the acquisition financing by the Bank and Craig. Adjustments to Cash include acquisition and financing charges described above, loan proceeds of $6.2 million received under the Craig Line of Credit and cash paid to the Bank of $5.9 million for the Citadel Purchase Assets.

(C) Reflects the pro forma impact of the sale of the outstanding stock of Gateway by Citadel to the Bank for $1.0 million in cash, an amount equal to the book value of such stock as of June 30, 1994. Pro forma adjustments reflect the deconsolidation of Gateway's assets and liabilities, net of cash received.

                          CITADEL HOLDING CORPORATION

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 1994
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               EFFECT
                                                     EFFECT OF   OF
                                        EFFECT OF     CITADEL  GATEWAY
                                     DECONSOLIDATION PURCHASE   SALE
                         HISTORICAL        (A)          (B)      (C)    PRO FORMA
                         ----------- --------------- --------- -------  ---------
                         (UNAUDITED)
INTEREST INCOME:
 Loans..................  $ 117,562     $(117,562)    $   --   $   --   $      --
 Mortgage-backed
  securities............      1,778        (1,778)        --       --          --
 Investment securities
  and other.............      5,344        (5,334)        --      (10)         --
                          ---------     ---------     ------   ------   ---------
   Total interest
    income..............    124,684      (124,674)        --      (10)         --
                          ---------     ---------     ------   ------   ---------
INTEREST EXPENSE:
 Deposits...............     54,472       (54,472)        --       --          --
 FHLB Advances..........      7,420        (7,420)        --       --          --
 Other borrowings.......     11,207       (11,207)     1,047       --       1,047
 Subordinated notes.....      3,686        (3,686)        --       --          --
                          ---------     ---------     ------   ------   ---------
   Total interest
    expense.............     76,785       (76,785)     1,047       --       1,047
                          ---------     ---------     ------   ------   ---------
NET INTEREST INCOME.....     47,899       (47,889)    (1,047)     (10)     (1,047)
 Provision for
  estimated loan
  losses................     40,612       (40,612)        --       --          --
                          ---------     ---------     ------   ------   ---------
NET INTEREST INCOME
 (EXPENSE) AFTER
 PROVISION FOR
  ESTIMATED LOAN
  LOSSES................      7,287        (7,277)    (1,047)     (10)     (1,047)
                          ---------     ---------     ------   ------   ---------
NONINTEREST INCOME
 (EXPENSE):
 Loan and other fee
  income................      1,893        (1,893)        --       --          --
 Gain (loss) on sales
  of loans, net.........     (4,332)        4,332         --       --          --
 Fee income from
  investment products...      2,923        (1,441)        --   (1,482)         --
 Fee income on deposits
  and other income......      2,234        (2,234)        --       --          --
                          ---------     ---------     ------   ------   ---------
                              2,718        (1,236)        --   (1,482)         --
                          ---------     ---------     ------   ------   ---------
 Provision for
  estimated real estate
  losses................     (6,367)        6,367         --       --          --
 Direct income (costs)
  of real estate
  operations, net.......     (5,184)        5,184        638       --         638
 Depreciation expense...         --            --       (244)      --        (244)
                          ---------     ---------     ------   ------   ---------
                            (11,551)       11,551        394       --         394
                          ---------     ---------     ------   ------   ---------
 Loss on sales of
  mortgage-backed
  securities, net.......       (605)          605         --       --          --
 Gain (loss) on sales
  of investment
  securities, net.......        353          (353)        --       --          --
                          ---------     ---------     ------   ------   ---------
                               (252)          252         --       --          --
                          ---------     ---------     ------   ------   ---------
 Provision for loss on
  assets held for Bulk
  Sale..................    (56,518)       56,518         --       --          --
                          ---------     ---------     ------   ------   ---------
 Total noninterest
  income (expense)......    (65,603)       67,085        394   (1,482)        394
                          ---------     ---------     ------   ------   ---------
OPERATING EXPENSE:
 Personnel and
  benefits..............     24,978       (24,728)        --       --         250
 Occupancy..............      7,223        (7,148)        --       --          75
 FDIC insurance.........      4,964        (4,964)        --       --          --
 Professional services..      5,573        (5,448)        --       --         125
 Office-related
  expenses..............      3,063        (3,013)        --       --          50
 Marketing..............      1,600        (1,600)        --       --          --
 Restructuring and
  Recapitalization
  charges and expenses..     13,210       (13,210)        --       --          --
 Other general and
  administrative........      3,415        (2,379)        --   (1,006)         30
                          ---------     ---------     ------   ------   ---------
   Total operating
    expense.............     64,026       (62,490)        --   (1,006)        530
                          ---------     ---------     ------   ------   ---------
EARNINGS (LOSS) BEFORE
 INCOME TAXES...........   (122,342)      122,298       (653)    (486)     (1,183)
 Income tax expense
  (benefit).............    (15,582)       16,266         --     (209)        475
                          ---------     ---------     ------   ------   ---------
NET EARNINGS (LOSS).....  $(106,760)    $ 106,032     $ (653)  $ (277)  $  (1,658)
                          =========     =========     ======   ======   =========
NET EARNINGS (LOSS) PER
 SHARE..................  $  (16.19)                                    $   (0.25)
                          =========                                     =========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING.....  6,595,624                                     6,595,624
                          =========                                     =========

         See notes to pro forma consolidated statements of operations.

                          CITADEL HOLDING CORPORATION

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               EFFECT
                                                     EFFECT OF   OF
                                        EFFECT OF     CITADEL  GATEWAY
                                     DECONSOLIDATION PURCHASE   SALE
                         HISTORICAL        (A)          (B)      (C)    PRO FORMA
                         ----------  --------------- --------- -------  ---------
INTEREST INCOME:
 Loans.................. $ 142,001      $(142,001)    $   --   $   --   $      --
 Mortgage-backed
  securities............     6,174         (6,174)        --       --          --
 Investment securities
  and other.............     3,691         (3,522)        --      (18)        151
                         ---------      ---------     ------   ------   ---------
   Total interest
    income..............   151,866       (151,697)        --      (18)        151
                         ---------      ---------     ------   ------   ---------
INTEREST EXPENSE:
 Deposits...............    64,492        (64,492)        --       --          --
 FHLB Advances..........     9,958         (9,958)        --       --          --
 Other borrowings.......    18,009        (18,009)     1,048       --       1,048
 Subordinated notes.....     3,686         (3,686)        --       --          --
                         ---------      ---------     ------   ------   ---------
   Total interest
    expense.............    96,145        (96,145)     1,048       --       1,048
                         ---------      ---------     ------   ------   ---------
NET INTEREST INCOME.....    55,721        (55,552)    (1,048)     (18)       (897)
 Provision for
  estimated loan
  losses................    22,000        (22,000)        --       --          --
                         ---------      ---------     ------   ------   ---------
NET INTEREST INCOME
 (EXPENSE) AFTER
 PROVISION FOR
  ESTIMATED LOAN
  LOSSES................    33,721        (33,552)    (1,048)     (18)       (897)
                         ---------      ---------     ------   ------   ---------
NONINTEREST INCOME
 (EXPENSE):
 Loan and other fee
  income................     2,981         (2,981)        --       --          --
 Gain (loss) on sales
  of loans, net.........       620           (620)        --       --          --
 Fee income from
  investment products...     2,966             --         --   (2,966)         --
 Fee income on deposits
  and other income......     1,984         (1,984)        --       --          --
                         ---------      ---------     ------   ------   ---------
                             8,551         (5,585)        --   (2,966)         --
                         ---------      ---------     ------   ------   ---------
 Provision for
  estimated real estate
  losses................   (17,000)        17,000         --       --          --
 Direct costs of real
  estate operations,
  net...................    (7,695)         7,695        638       --         638
 Depreciation...........        --             --       (244)      --        (244)
                         ---------      ---------     ------   ------   ---------
                           (24,695)        24,695        394       --         394
                         ---------      ---------     ------   ------   ---------
 Loss on sales of
  mortgage-backed
  securities, net.......     1,543         (1,543)        --       --          --
 Gain (loss) on sales
  of investment
  securities, net.......     1,946         (1,946)        --       --          --
                         ---------      ---------     ------   ------   ---------
                             3,489         (3,489)        --       --          --
                         ---------      ---------     ------   ------   ---------
 Total noninterest
  income (expense)......   (12,655)        15,621        394   (2,966)        394
                         ---------      ---------     ------   ------   ---------
OPERATING EXPENSE:
 Personnel and
  benefits..............    22,499        (22,249)        --       --         250
 Occupancy..............     6,159         (6,084)        --       --          75
 FDIC insurance.........     3,773         (3,773)        --       --          --
 Professional services..     4,264         (4,139)        --       --         125
 Office-related
  expenses..............     2,861         (2,811)        --       --          50
 Marketing..............     1,545         (1,545)        --       --          --
 Restructuring and
  Recapitalization
  charges and expenses..        --             --         --       --          --
 Other general and
  administrative........     3,086           (869)        --   (2,187)         30
                         ---------      ---------     ------   ------   ---------
   Total operating
    expense.............    44,187        (41,470)        --   (2,187)        530
                         ---------      ---------     ------   ------   ---------
EARNINGS (LOSS) BEFORE
 INCOME TAXES...........   (23,121)        23,539       (654)    (797)     (1,033)
 Income tax expense
  (benefit).............    (8,011)         8,763         --     (320)        432
                         ---------      ---------     ------   ------   ---------
NET EARNINGS (LOSS)..... $ (15,110)     $  14,776     $ (654)  $ (477)  $  (1,465)
                         =========      =========     ======   ======   =========
NET EARNINGS (LOSS) PER
 SHARE.................. $   (3.02)                                     $   (0.29)
                         =========                                      =========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING..... 5,010,488                                      5,010,488
                         =========                                      =========

         See notes to pro forma consolidated statements of operations.

            NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(A) Reflects the deconsolidation of the Company's investment in the Bank resulting from the Recapitalization. The pro forma adjustments assume that the Company's operating expenses will be $0.5 million for each of the six month periods ended June 30, 1994 and 1993. This reflects changes in operations related to the organization of CRI and the purchase of the Citadel Purchase Assets from the Bank. Due to restrictions on the Company's ability to recognize tax benefits for federal and state operating losses and the reversal of previously recorded deferred tax benefits as a consequence of the deconsolidation, the pro forma effective tax rate differs from the combined federal and state statutory rates of approximately 41%. Excluded from the pro forma consolidated results of operations are losses associated with the Company's revaluation of its investment in the Bank.

(B) Reflects the results of operations of the Citadel Purchase Assets, including depreciation, as if they had been acquired on January 1 of the respective years, and the related interest expense associated with the acquisition financing. The $13.9 million of loans from the Bank are assumed to bear interest at rates ranging from 7.25 to 9.25% per annum. The $6.2 million drawn on the Craig Line of Credit is assumed to bear interest at 10.25% per annum.

(C) Reflects the pro forma impact of the sale of the outstanding stock of Gateway by Citadel to the Bank. The pro forma adjustments remove Gateway's results of operations for each of the six-month periods ended June 30, 1994 and 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

  Since the end of the second quarter of 1994, the Company consummated major aspects of a Restructuring and Recapitalization described under "Item 1-- Financial Statements--Note 4--Subsequent Events" above and "Restructuring and Recapitalization" below. The transactions consummated include a public offering by Fidelity of 21,577,141 shares of FFB Common Stock, which has resulted in the reduction of Citadel's equity interest in Fidelity from 100% to a percentage that remains to be finally determined, but which is estimated to be between 15% and 17%. Reference is made to these sections for a detailed description of the Restructuring and Recapitalization. Reference is also made to "Business Plan; Capital Resources and Liquidity of the Company Post-Closing" below regarding the financial impact of the Restructuring and Recapitalization on Citadel and its subsidiaries. Certain capitalized terms used below are defined under "Item 1--Financial Statements--Note 4--Subsequent Events." Information contained in this Form 10Q regarding the Bank (including information regarding the Bank's policies, procedures and plans) was provided to Citadel by Bank personnel and is included herein based upon assurances by the Bank as to the accuracy of such information. As a result of the Restructuring and Recapitalization, Citadel no longer wholly-owns the Bank and is not in a position to verify the accuracy of such information.

  The results of the Restructuring and Recapitalization are materially less favorable to the Company than had been previously anticipated primarily due to limited equity investor interest associated with the lingering uncertainty of the California economy, the results of the January Northridge earthquake, the higher than expected costs of restructuring, the continued weakness exhibited by Fidelity's loan portfolio and the less than anticipated proceeds of the Bulk Sales. Other contributing factors included the effect of recent interest rate increases and the costs associated with the redemption of the Subordinated Notes as a part of the transaction. Citadel continues to be registered as a Savings and Loan Holding Company subject to examination and regulation by the Office of Thrift Supervision ("OTS"). However, Citadel's ability to participate in the management and direction of Fidelity is very limited.

RESTRUCTURING AND RECAPITALIZATION

  This section provides certain additional information regarding the Restructuring and Recapitalization and related transactions. The descriptions below of the documents entered into by the Company in connection with the Restructuring and Recapitalization are necessarily summary in nature and are qualified in their entirety by the complete terms and conditions of such documents, which documents have been filed as exhibits to this Form 10Q.

Citadel Purchase

  The Citadel Purchase Assets include three apartment complexes totaling 388 units located in Southern California, purchased for $13.9 million, and a 178,211 square foot office building in Phoenix, Arizona, purchased for $5.9 million. Management believes that with active management and certain capital expenditures, these properties if sold on an individual basis, could be worth more than CRI purchased them for in the Citadel Purchase, but there can be no assurance on this point.

  Fidelity has financed $13.9 million of the purchase price of three of the four Citadel Purchase Assets by making three separate loans to CRI secured by the respective properties. With respect to each of two of the apartment complexes, Fidelity has extended a 10-year loan, amortizing over 30 years, at an adjustable rate of interest tied to the one-year Treasury rate plus approximately 3.70% per annum, with an initial interest rate of 7.25%. The loan secured by the office building has a seven-year term, amortizing over 25 years, with an adjustable rate of interest tied to the six-month LIBOR rate plus 4.50% per annum, with an initial rate of 9.25% per annum. This loan is guaranteed by Citadel. In addition, CRI borrowed $6.2 million from Craig under the $8.2 million Craig Line of Credit to finance the balance of the purchase price of the Citadel Purchase Assets. See "Craig Line of Credit" below.

Office Building Options

  As part of the Restructuring and Recapitalization, Citadel also acquired by way of dividend the Office Building Options, which were assigned to CRI. Originally, it had been anticipated that the Office Buildings would be dividended to Citadel as part of its restructuring plan. However, had such dividend been made, the Bank's pro forma core capital ratio at June 30, 1994, giving effect to the Restructuring and Recapitalization at such date, would have been below the target ratio of 5%. Therefore, the transaction had to be restructured to provide for a dividend of the Office Building Options instead of the Office Buildings, which dividend did not reduce the capital of the Bank.

  The Office Buildings subject to the Office Building Options are located in Glendale (the "Glendale Building") and in Sherman Oaks (the "Sherman Oaks Building"), respectively, and the aggregate exercise price of the Office Building Options is $9.3 million, which is equal to the aggregate net book value of the Office Buildings as of June 30, 1994. Third-party appraisals on these properties indicate that the market value of the Office Buildings could be up to $3 million above the exercise price of the Office Building Options, before costs the Company would incur in connection with the exercise, which may be significant.

D&O Litigation

  At the Closing, Fidelity also transferred to Citadel its interest in the D&O Litigation. Fidelity had obtained a substantial monetary judgment against the defendant insurance carrier, which was reversed and remanded by the Ninth Circuit Court of Appeals in December 1993. On remand, the trial court rendered a subsequent judgment in favor of Fidelity of approximately $2.9 million. This judgment has again been appealed to the Ninth Circuit by its carrier; the carrier contends that the correct amount should be between $289,000 and zero.

Description of FFB Class B Common Stock

  Under the terms of the Amended Charter, Citadel, as holder of FFB Class B Common Stock, is entitled to limited voting rights. Holders of FFB Class B Common Stock are permitted to vote only (i) with respect to any amendment, modification or waiver of the Amended Charter that would adversely affect the rights of the FFB Class B Common Stock (including, without limitation, any increase or decrease in the percentage of shares of outstanding FFB Class B Common Stock outstanding required to approve any such amendment, modification or waiver), in which case any such amendment, modification or waiver will not be effective without the prior affirmative vote of the holders of a majority of the FFB Class B Common Stock at the time outstanding voting as a separate class and (ii) on a merger or consolidation of the Bank or a sale or exchange of all or substantially all of the assets of the Bank on which the holders of FFB Class A Common Stock have the right to vote, in which event the holders of FFB Class A Common Stock and FFB Class B Common Stock will vote together as one class, (iii) together with the holders of the FFB Class A Common Stock and the FFB Class C Common Stock, voting as a single class, on any dissolution of the Bank or (iv) as otherwise required by law.

  The holders of FFB Class B Common Stock are entitled to receive dividends pari passu with the holders of FFB Class A Common Stock and FFB Class C Common Stock, out of funds legally available therefor, subject to the restrictions of the Bank's regulators and the payment of any preferential amounts of which any class of stock having preferences over the FFB Common Stock is entitled. Upon liquidation, dissolution or winding up of the Bank, holders of FFB Class B Common Stock are entitled to share ratably and pari passu with holders of FFB Class A Common Stock and FFB Class C Common Stock in all assets remaining after the payment of all liabilities of the Bank and of any preferential amounts of which any class of stock having preferences over the Common Stock is entitled.

  Upon the sale or transfer of any shares of FFB Class B Common Stock by Citadel to any person that is not an affiliate of Citadel, such transferred shares will automatically be converted into shares of FFB Class A Common Stock. In addition, any outstanding shares of FFB Class B Common Stock will automatically be converted into shares of FFB Class A Common Stock if such outstanding shares represent less than 10% of the total outstanding Common Stock of Fidelity on a fully-diluted basis. The conversion rate for the FFB Class B Common Stock will be one-to-one.

  Pursuant to the Registration Rights Agreement entered into with the Bank (the "Registration Rights Agreement"), Citadel and any person who acquires shares of FFB Class B Common Stock or FFB Class A Common Stock issuable upon conversion of the shares of FFB Class B Common Stock (the "Registrable Securities") is entitled to certain registration rights with respect to such shares, subject to the terms and conditions of the Registration Rights Agreement. At any time on or after the end of the first fiscal year ending after the Closing and before March 31, 1998, the holder or holders of more than 50% of the Registrable Securities may require the Bank to register all or a portion of the Registrable Securities under OTS regulations, subject to certain restrictions, provided that no registration statement filed by the Bank pursuant to any such demand shall become effective prior to the date of the filing by the Bank of its Annual Report on Form 10-K for the first fiscal year ending after the date of the Closing (the "Form 10-K Filing Date"). No more than three demands may be made pursuant to such registration rights. Furthermore, if, at any time before March 31, 1999, the Bank proposes to register any of its FFB Common Stock under the OTS regulations for purposes of an offering or sale in a primary or secondary offering, the Bank may be required to include any or all shares of Registrable Securities as directed by the holders thereof. Subject to certain limitations, the Bank is required to bear all registration and selling expenses in connection with the registration of the Registrable Securities.

  The Stockholders' Agreement between Citadel and the Bank (the "Citadel Stockholders' Agreement") provides restrictions on the transfers of shares of FFB Class B Common Stock. Except pursuant to the exercise of its registration rights described above, no holder of FFB Class B Common Stock may sell publicly shares of FFB Class B Common Stock representing more than 5% of the total outstanding Common Stock of the Bank on a fully-diluted basis during any 30-day period without the prior approval of the Board of Directors of the Bank. In addition, if shares of FFB Class B Common Stock representing more than 5% of the total outstanding Common Stock of the Bank on a fully-diluted basis are proposed to be sold privately to any person or, if after giving effect to such private sale, the transferee (including any of the transferee's affiliates or any "group" (as defined) of which the transferee is a member) would own more than 5% of the outstanding Common Stock of the Bank on a fully diluted basis, then except in connection with distributions by Citadel of such shares to its stockholders, Fidelity will have an assignable right of first refusal with respect to the shares of FFB Class B Common Stock proposed to be sold. Upon any distribution of FFB Class B Common Stock by Citadel to its stockholders, by dividend or otherwise, any Citadel stockholder will be entitled to convert all or a portion of the shares of FFB Class B Common Stock so distributed to the extent that such shares when added to all other shares of FFB Class B Common Stock owned immediately prior to the distribution by such stockholder and any shares of FFB Class B Common Stock owned immediately prior to the distribution by all other members of any "group" of which such stockholder is a member, do not exceed five percent of all outstanding shares of FFB Common Stock of the Bank.

  In addition, for a period commencing six months after the Closing and ending 18 months after the Closing, Fidelity has the right to redeem, subject to the approval of OTS and the approval of the stockholders of Citadel, any outstanding shares of FFB Class B Common Stock owned by Citadel or its affiliates (each a "Citadel Person"), in excess of the number of shares of FFB Common Stock held by the then largest stockholder of the Bank (other than Citadel), at a redemption price (the "Redemption Price") equal to either (a) 110% of the market price of the FFB Class A Common Stock, assuming it is then listed on a national securities exchange or admitted for quotation on the National Association of Securities Dealers Automated Quotation System, or (b) if the FFB Class A Common Stock is not so listed or quoted, 100% of the book value per share of all FFB Common Stock as of the most recent quarterly balance sheet date; provided that no such redemption shall be made in anticipation of any merger, consolidation, sale of all or substantially all of Fidelity's assets, distribution (other than any ordinary cash dividend), or any other transaction involving the receipt by holders of any class of FFB Common Stock of any cash or other property. Fidelity will be required to notify each Citadel Person holding shares of FFB Class B Common Stock of its intention to exercise such right to redeem shares. After receiving such notice, such Citadel Person will have the option to distribute any or all of the shares of FFB Class B Common Stock it owns to its stockholders, in which case Fidelity will redeem only the shares of FFB Class B Common Stock, if any, not so distributed by such Citadel Person. As of the date of the Closing, there were three other holders of FFB Common Stock with 16.55%, 16.55% and 11.03% of the total outstanding shares of such stock, respectively, as compared to the estimated 15% to 17% held by Citadel. Thus, if such holders and Citadel were to continue to hold such stock until 18 months after the Closing, any exercise of such option would potentially reduce Citadel's interest in the Bank to no more than 16.55%.

  Citadel will not be permitted to sell or otherwise transfer to any person its shares of FFB Class B Common Stock prior to September 20, 1994.

Craig Line of Credit

  In order to acquire the Citadel Purchase Assets, CRI borrowed $13.9 million from Fidelity (see "Citadel Purchase" above) and $6.2 million from Craig. The amounts borrowed from Craig were part of the $8.2 million Craig Line of Credit. The Craig Line of Credit is guaranteed by Citadel, which guarantee is secured by a pledge of all of the stock of CRI.

  The Craig Line of Credit matures and is due and payable in full on August 5, 1995, subject to CRI's right, if it satisfies certain conditions and pays an extension fee, to extend the line for an additional six months to February 5, 1996. Borrowings under the Craig Line of Credit bear interest at prime plus 3%, and there is a 0.5% annual fee on the average undrawn balance under the line. CRI paid a 2.5% commitment fee at origination of the Craig Line of Credit, and, if CRI were to elect to extend the maturity date of the line, it would be required to pay a 1% extension fee. James J. Cotter, the Chairman of the Board and a director of Citadel, also is the Chairman of the Board and a director of Craig, and S. Craig Tompkins, the Vice Chairman and a director of Citadel, is also the President and a director of Craig. Craig owns approximately 9% of the outstanding stock of Citadel, and made the Craig Line of Credit available to facilitate the Restructuring and Recapitalization. Craig is not in the business of making loans or investing in debt securities.

Third Party Bulk Sale Agreements

  The three Bulk Sale Agreements Fidelity entered into with third parties contain certain representations and warranties relating to the assets transferred. The truth and accuracy of certain representations and warranties as of the related closing date is one of several conditions to the obligations of the purchasers under such agreements to consummate the Bulk Sales under such agreements. In addition, for a period of time ranging from 60 to 180 days after the related closings, the purchasers of the assets under the Bulk Sale Agreements will have the right to require Fidelity, at Fidelity's option, either to repurchase Bulk Sale Assets as to which representations and warranties are discovered to be untrue or to cure such breach. The repurchase price for each Bulk Sale Asset repurchased is equal to the allocated purchase price paid plus amounts expended by the purchaser post-closing, minus amounts received by the purchasers post-closing with respect to such asset.

  Certain of the representations and warranties in the Bulk Sales Agreements concerning the environmental and structural condition of the REO or the properties underlying mortgage loans that are Bulk Sales Assets may require treatment as recourse arrangements for purposes of determining risk-based capital requirements for the Bank (the "Recourse Representations"). OTS capital requirements generally require such recourse treatment where "nonstandard" representations and warranties are given, including representations as to facts which have not been verified by reasonable due diligence. The Recourse Representations are being made with respect to Bulk Sale Assets for which no related third-party structural and/or environmental inspection or assessment reports have been obtained by the Bank, and thus may be considered under OTS regulations to be recourse arrangements. Assets that are deemed to be sold with recourse must continue to be included in risk-weighted assets for purposes of calculating the Bank's risk-based capital ratio for as long as the recourse arrangement continues. The Recourse Representations have been made with respect to Bulk Sale Assets with an allocated purchase price of only $69 million. The obligations of the Bank under the Bulk Sale Agreements with respect to the Recourse Representations will terminate on the 60th day after the closing date of the respective Bulk Sale if a notice of breach has not been received. Upon the expiration of such 60-day period, the Bank will no longer be obligated to include any portion of the Bulk Sale Assets in the risk-weighted assets category for purposes of risk-based capital calculations.

  Under the Citadel Stockholders' Agreement, Citadel must reimburse the Bank in an amount not to exceed $4 million for certain losses incurred by the Bank in either repurchasing Bulk Sale Assets in the event of breached Recourse Representations or curing such breaches (the "Bulk Sale Indemnity").

Certain Indemnities, Etc.

  The Bank has agreed to indemnify J.P. Morgan Securities, Inc. ("Morgan"), the placement agent in the Recapitalization, against certain civil liabilities under the Securities Act of 1933, as amended. If the Bank fails to satisfy such indemnity, Citadel has agreed, under certain circumstances, to satisfy such indemnity.

  Under the Citadel Stockholders' Agreement, Fidelity has agreed to cooperate with Citadel and certain related persons in the defense of any claim or action that may be brought by any stockholder of Fidelity against Citadel or any such persons arising out of or in any way related to the offering of securities in connection with the Recapitalization. Except in certain circumstances, if Fidelity is also a party to such claim or action, Fidelity will provide Citadel and such persons with the defense thereof, with counsel reasonably acceptable to Citadel.

Tax Sharing

  The tax sharing agreement between Citadel and Fidelity was terminated prior to the Closing. At the Closing, Citadel and Fidelity entered into a tax disaffiliation agreement (the "Tax Disaffiliation Agreement") that sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Closing and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits. In general, under the Tax Disaffiliation Agreement, Fidelity will be responsible for (i) all adjustments to the tax liability of Fidelity and its subsidiaries for periods before the Closing relating to operations of Fidelity, (ii) any tax liability of Fidelity and its subsidiaries for the taxable year that begins before and ends after the Closing in respect of that part of the taxable year through the end of the date of the Closing, and (iii) any tax liability of Fidelity and its subsidiaries for periods after the Closing. For this purpose, Gateway is deemed to be a subsidiary of Fidelity at all relevant times and any liability for taxes for any period ending on or before the Closing shall be measured by Citadel's actual liability for taxes for such period, after applying tax benefits otherwise available to Citadel attributable to such period. With certain exceptions, Fidelity will be entitled to any refunds of taxes relating to its tax liabilities.

  In general, Citadel will be responsible for all tax liabilities of Citadel and its subsidiaries (other than Fidelity and its subsidiaries) for all periods prior to disaffiliation. Citadel will be entitled to any refunds of taxes relating to its liabilities.

Management

  Steve Wesson has been appointed as President and Chief Executive Officer of the Company. Mr. Wesson was initially retained to develop a plan for the retention by Citadel of approximately $500 million in gross book value of the assets ultimately sold to third parties in the Bulk Sales. From 1989 until he joined the Company in 1993, Mr. Wesson served as CEO of Burton Property Trust Inc., the U.S. real estate subsidiary of The Burton Group PLC. In this position he was responsible for the restructuring and eventual disposal of the company's assets in the U.S. Mr. Wesson succeeds Richard M. Greenwood, who resigned from his positions with Citadel and continues as the President and Chief Executive Officer of Fidelity. All officers of Citadel, other than Heidi Wulfe, Senior Vice President, Controller and Chief Accounting Officer, resigned their offices effective as of the Closing. Ms. Wulfe resigned her positions with Citadel effective August 23, 1994.

  Upon the Closing, Directors Donald Boulanger, Mel Goldsmith, Richard M. Greenwood and Zelbie Trogden resigned as directors of Citadel and Fidelity and Ralph B. Perry III resigned as a Director of Fidelity. Directors Peter W. Geiger and Alfred Villasenor, Jr. resigned as directors of Fidelity but, along with Directors James J. Cotter and S. Craig Tompkins (who were not directors of Fidelity) will continue as directors of Citadel. Steve Wesson was also elected as a Citadel director. Messrs. Goldsmith, Greenwood and Perry were reelected as directors of Fidelity along with five new directors not previously associated with the Company, who were elected effective upon the Closing. Mr. James J. Cotter will continue as the Chairman of the Board of Citadel, and Norman Barker, Jr., a former Chairman of the Board of Directors of First Interstate Bank of California, became the Chairman of the Board of Fidelity.

Citadel Loan to Former Chief Executive Officer

  As part of Mr. Greenwood's compensation package when he joined Citadel, Citadel extended an interest-free loan to Mr. Greenwood in the amount of $240,000, payable on demand. The loan was made principally to refinance a loan extended to Mr. Greenwood by his previous employer. At the Closing, this loan was converted into a 2-year term loan, with 9% interest accrual to commence 6 months after the Closing. Accrued interest is payable monthly in arrears.

BUSINESS PLAN; CAPITAL RESOURCES AND LIQUIDITY OF THE COMPANY POST-CLOSING

  In prior periods, Citadel has relied almost exclusively on Fidelity and Gateway for its liquidity needs. As a result of the consummation of the Restructuring and Recapitalization on August 4, 1994, Fidelity and Gateway have ceased to be subsidiaries of Citadel, and Citadel and its wholly-owned subsidiary CRI can no longer rely on these companies for liquidity.

  Management of the Company is currently evaluating the assets and opportunities available to the Company with a view to developing a new business plan. Such assets include the Office Building Options, the Citadel Purchase Assets, the D & O Litigation and certain potential tax benefits. No conclusions have been reached, except that management currently anticipates that the Company will exercise the option to acquire the Glendale Building and either exercise or attempt to sell the option to acquire the Sherman Oaks Building. Subject to this uncertainty, the Company expects that its sources of funds in the near term will include cash on hand ($1.5 million on August 5, 1994), the undrawn balance of the Craig Line of Credit, which expires on August 5, 1995 (subject to possible extension by an additional six months), and cash flow from the operations of its real estate properties, if any. See "Restructuring and Recapitalization--Craig Line of Credit" above. In addition, the Company is prohibited from selling its FFB Class B Common Stock prior to September 20, 1994 and has no right to require such stock to be registered for public distribution until the Form 10-K Filing Date (which is not expected to occur prior to March 31, 1995). In addition, Fidelity or its assignee may have a right of first refusal if more than 5% of the FFB Common Stock is sold or the purchaser would hold more than 5% of such stock after the sale. See "Restructuring and Recapitalization--Description of FFB Common Stock" for a description of the limitations on transfer of the FFB Class B Common Stock held by Citadel.

  Subject to the uncertainty about the Company's business plans as discussed above, uses of funds are expected to include the exercise price of the Office Building Options, capital expenditures with respect to the Company's real estate assets, operating expenses, any amounts that may become payable under the $4 million Bulk Sale Indemnity (see "Restructuring and Recapitalization-- Third Party Bulk Sale Agreements" below) and debt service under the Craig Line of Credit and the loans obtained from Fidelity to finance the acquisition of the four Citadel Purchase Assets.

  As discussed above, the Craig Line of Credit matures on August 5, 1995, subject to possible extension. All amounts outstanding thereunder will become due and payable on the maturity date, and the above sources of funds may or may not be sufficient to make such payment. Management is currently exploring ways of raising additional cash (among other things in order to retire the Craig Line of Credit and to exercise the Office Building Options), including asset sales, refinancings and equity or debt offerings or a combination of the foregoing. The Company believes that the above sources of funds will be sufficient to cover its basic operating needs for at least 12 months; however, there can be no assurance that the Company will be able to raise additional funds sufficient to cover its other cash needs or that it will be able to do so on favorable terms.

FINANCIAL HIGHLIGHTS

Net Loss

  The Company reported a net loss of $92.0 million ($13.95 per share) for the second quarter of 1994, and a loss of $106.8 million ($16.19 per share) for the six months ended June 30, 1994. This compares to a loss of $14.8 million ($2.24 per share) for the first quarter 1994, a loss of $15.3 million ($2.31 per share) for the second quarter 1993 and a loss of $15.1 million ($3.02 per share) for the six months ended June 30, 1993. The following table summarizes these results:

                              FOR QUARTER ENDED             SIX MONTHS ENDED
                         -------------------------------   --------------------
                         JUNE 30,   MARCH 31,   JUNE 30,   JUNE 30,    JUNE 30,
                           1994       1994        1993       1994        1993
                         --------   ---------   --------   ---------   --------
                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Loss before income tax-
 es..................... $(99,667)  $(22,675)   $(23,497)  $(122,342)  $(23,121)
Net loss................ $(92,003)  $(14,757)   $(15,245)  $(106,760)  $(15,110)
Net loss per share...... $ (13.95)  $  (2.24)   $  (2.31)  $  (16.19)  $  (3.02)
Return on average equi-
 ty.....................  (109.02)%   (31.25)%    (24.27)%    (87.35)%   (12.65)%
Return on average as-
 sets...................    (3.99)%    (1.33)%     (1.33)%     (3.47)%    (0.66)%


  The increased net loss in the second quarter of 1994 and the six months ended June 30, 1994, as compared to the same periods in the previous year, was primarily due to the provision of $56.5 million for losses to be incurred on the Bulk Sales and Restructuring and Recapitalization charges and expenses of $13.2 million. For further information, see "Restructuring and Recapitalization".

Regulatory Capital Requirements:

  At June 30, 1994, in part as a result of charges and expenses attributable to the Restructuring and Recapitalization (including provisions for losses to be incurred on the Bulk Sales), Fidelity's regulatory capital ratios were such that on August 1, 1994 (the date on which Fidelity was required to file with the OTS its Thrift Financial Report for the quarter ended June 30, 1994), the Bank was considered "critically undercapitalized" for purposes of the OTS's "prompt corrective action" ("PCA") regulations. However, the Bank's regulatory capital ratios have increased substantially since June 30 as a result of completion of the sale of FFB Class A Common Stock and FFB Class C Common Stock and other transactions forming part of the Restructuring and Recapitalization.

  Based upon discussions with OTS representatives, the Bank expects that, upon delivery to the OTS from the Bank of a certificate indicating that the Bank has increased its capital ratios sufficiently to be treated as "adquately capitalized" for purposes of the PCA, the OTS will promptly notify the Bank that it is considered to be adequately capitalized and is not required to comply with the PCA restrictions and requirements discussed below under "Regulatory Capital Compliance." The Bank believes that it will be able to file such a certificate and appropriate supporting documentation upon completion of the last Bulk Sale, which is currently scheduled to close on August 23, 1994. Until the Bank receives notice from the OTS of a change in its capital category, it will remain subject to the regulatory restrictions and requirements applicable to "critically undercapitalized" institutions, including the requirement to file a capital restoration plan by September 15, 1994. See "Regulatory Capital Compliance" below.

  The following table summarizes certain regulatory capital information for Fidelity as of the dates indicated:

                                    ADEQUATELY
                                    CAPITALIZED
                                    REQUIREMENT JUNE 30, MARCH 31, JUNE 30,
                                     UNDER PCA    1994     1994      1993
                                    ----------- -------- --------- --------
                                              (DOLLARS IN THOUSANDS)
   Core capital to risk-weighted
    assets.........................    4.00%      2.76%    5.98%     7.02%
   Total capital to risk-weighted
    assets.........................    8.00%      5.23%    9.10%    10.23%
   Core capital to adjusted total
    assets.........................    4.00%      1.83%    4.04%     4.62%

  For additional information, see "Regulatory Capital Compliance."

Asset Quality

  The Bank's loan and real estate portfolio continues to be adversely affected by the high level of foreclosure activities and the continued weakness of the Southern California economy. The Northridge earthquake contributed greatly to the number of delinquencies and nonperforming assets. The following table summarizes the Bank's loan and real estate portfolio:

                                   JUNE 30, 1994(1) MARCH 31, 1994 JUNE 30, 1993
                                   ---------------- -------------- -------------
                                              (DOLLARS IN THOUSANDS)
Nonperforming loans ("NPLs").....      $144,746        $139,376      $ 96,419
Real estate owned, net of GVA
 ("REO").........................      $148,860        $126,587      $157,466
Nonperforming assets ("NPAs")....      $293,606        $265,963      $253,885
Classified assets................      $458,628        $390,520      $360,562
Loan GVA.........................      $ 81,481        $ 76,549      $ 60,217
NPAs to total assets.............         7.27%           6.46%         5.61%
Classified assets to total as-
 sets............................        11.35%           9.48%         7.97%
NPLs to total loans..............         4.13%           3.93%         2.54%
Delinquencies to net loan portfo-
 lio
  30 to 59 days..................         1.35%           1.53%         0.40%
  60 to 89 days..................         0.81            0.72          0.56
  90 days and over...............         3.69            4.11          2.28
                                       --------        --------      --------
                                          5.85%           6.36%         3.24%
                                       ========        ========      ========

- - --------
(1) Does not give effect to the Bulk Sales or the write-downs of the Bulk Sale Assets at June 30, 1994.

  For further information, see "Restructuring and Recapitalization" and "Asset Quality."

NET LOSS

  The following table shows the components of net loss for the quarters ended June 30, 1994, March 31, 1994, and June 30, 1993 as well as for the six-month periods ended June 30, 1994 and 1993.

                               QUARTER ENDED              SIX MONTHS ENDED
                         ----------------------------  -------------------
                                    MARCH
                         JUNE 30,    31,     JUNE 30,  JUNE 30,   JUNE 30,
                           1994      1994      1993      1994       1993
                         --------  --------  --------  ---------  --------
                                    (DOLLARS IN THOUSANDS)
Net interest income..... $ 22,488  $ 25,411  $ 26,931  $  47,899  $ 55,721
                         --------  --------  --------  ---------  --------
Provision for estimated
 loan losses............  (25,012)  (15,600)  (14,500)   (40,612)  (22,000)
                         --------  --------  --------  ---------  --------
Provision for loss on
 assets held for Bulk
 Sale...................  (56,518)       --        --    (56,518)       --
Fee income and other
 income.................    2,192       526     3,697      2,718     8,551
Provision for estimated
 real estate losses.....   (2,067)   (4,300)  (16,000)    (6,367)  (17,000)
Direct costs of real
 estate operations......   (3,127)   (2,057)   (4,377)    (5,184)   (7,695)
Gains (losses) on sale
 of securities..........       40      (292)    3,489       (252)    3,489
                         --------  --------  --------  ---------  --------
 Noninterest income
  (expense).............  (59,480)   (6,123)  (13,191)   (65,603)  (12,655)
Operating expenses......   37,663    26,363    22,737     64,026    44,187
                         --------  --------  --------  ---------  --------
Loss before income
 taxes..................  (99,667)  (22,675)  (23,497)  (122,342)  (23,121)
Income tax benefit......   (7,664)   (7,918)   (8,252)   (15,582)   (8,011)
                         --------  --------  --------  ---------  --------
 Net loss............... $(92,003) $(14,757) $(15,245) $(106,760) $(15,110)
                         ========  ========  ========  =========  ========

  The $77.0 million increase in loss before income taxes for the quarter ended June 30, 1994 compared to the quarter ended March 31, 1994 primarily resulted from the combined effects of (a) the provision for loss on assets held for Bulk Sale of $56.5 million during the second quarter; (b) increased provisions for loan losses of $9.4 million due to the continued deterioration of assets held for Bulk Sale and the Bank's remaining loan portfolio; (c) increased operating expenses of $11.3 million, primarily a result of $12.2 million of Restructuring and Recapitalization related increases in consulting and legal expenses partially offset by decreased personnel and benefits expenses of $1.0 million; and (d) decreased net interest income of $2.9 million due to the combined effects of decreased levels of average net interest earning assets and the increased level of NPAs.

  The second quarter 1994 loss before income taxes increased from the second quarter 1993 by $76.8 million due to (a) the provision for loss on assets held for Bulk Sale of $56.5 million during the second quarter of 1994; (b) increased provisions for loan losses of $10.5 million due to the continued deterioration of assets held for the Bulk Sales and the Bank's remaining loan portfolio; (c) increased operating expense of $14.9 million of which $12.2 million consisted of Restructuring and Recapitalization related increases in consulting and legal expenses and (c) a $4.4 million decrease in net interest income due to the combined effects of decreased levels of average net interest earning assets and the increased level of NPAs. These were partially offset by decreased provisions for real estate losses of $13.9 million.

  The increased loss before income taxes for the six months ended June 30, 1994 compared to the same period of 1993 of $99.2 million primarily resulted from the combined effects of (a) the provision for loss on assets held for Bulk Sale of $56.5 million during the second quarter of 1994; (b) increased operating expenses of $19.8 million, of which $13.2 million was caused by increased Restructuring and Recapitalization related consulting and legal expenses; (c) increased provisions for loan losses of $18.6 million due to the continued deterioration of assets held for the Bulk Sales and the Bank's remaining loan portfolio; (d) decreased interest income of $7.8 million due to the combined effects of decreased levels of average net interest earning assets and the increased level of NPAs; and (e) decreased fee and other income of $5.8 million consisting primarily of a $5.0 million decrease in loan sale gains. These increases were partially offset by decreased provisions for real estate losses of $10.6 million.

  The combined federal and state statutory tax rate of the Company during 1993 and the first six months of 1994 was approximately 42.5% of pre-tax income. The Company's actual effective tax rate of 34.9% on pre-tax losses in the first quarter of 1994 reflects limitations on the recognition of federal and state net operating loss carry forwards for financial reporting purposes, partially offset by an increase in tax benefits resulting from favorable court decisions, income tax regulations and IRS revenue procedures that reduced the Company's previously accrued liability for income taxes. In comparison, the actual effective tax rate of 7.7% on pre-tax losses in the second quarter of 1994 reflects additional limitations concerning the recognition of federal and state net operating loss carry forwards, partially offset, but to a lesser extent than in the previous quarter, by an increase in tax benefits due to a reduction of previously accrued liabilities for income taxes. The actual effective tax rate of 35.1% on pre-tax losses in the second quarter of 1993 results from limitations on the recognition of state net operating loss carry forwards.

  The actual effective tax rate of 12.7% on pre-tax losses in the first six months of 1994 was less than the actual effective tax rate of 34.6% on pre-tax losses in the first six months of 1993 as a result of limitations on the recognition of federal and state net operating loss carry forwards for financial reporting purposes.

  As a consequence of the deconsolidation of the Company's investment in the Bank within the current year, the net operating losses of the Bank generated prior to the deconsolidation will offset taxable income of Citadel, if any, generated in the remainder of the year. Net operating loss carryforwards and other tax attributes of the Company remaining at year end will be apportioned between Citadel and the Bank based upon their proportionate contributions to such items. Additionally, the Citadel Purchase Assets will retain the Company's historical tax bases which are higher than the purchase price of such assets. Citadel's allocation of the Company's remaining tax benefits is not expected to be significant. Excluding the impact of basis differences of the Citadel Purchase Assets and limitations on the recognition of net operating loss carry forward benefits, Citadel's effective tax rate for subsequent years is expected to approximate the combined federal and state statutory tax rates for non-financial institutions of 41%.

NET INTEREST INCOME

  Net interest income is the difference between interest earned on loans, mortgage-backed securities and investment securities ("interest-earning assets") and interest paid on savings deposits and borrowings ("interest-bearing liabilities").

  Decreases in net interest income can be caused by the following two factors:
(a) the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities ("interest rate margin") declines; and (b) the excess of interest-earning assets over interest bearing liabilities ("net earning balance") declines.

  The following table displays the components of the Bank's interest rate margin at the end of, and for each period, as well as the effective yield for each period.

                                                                              AT OR FOR THE
                                                                            SIX MONTHS ENDED
                                                                            -----------------
                                    AT OR FOR THE QUARTER ENDED               JUNE 30, 1993
                         -------------------------------------------------- -----------------
                          JUNE 30, 1994    MARCH 31, 1994   JUNE 30, 1993     1994     1993
                         ---------------- ---------------- ---------------- -------- --------
                         RATE AT RATE FOR RATE AT RATE FOR RATE AT RATE FOR RATE FOR RATE FOR
                         END OF    THE    END OF    THE    END OF    THE      THE      THE
                         PERIOD   PERIOD  PERIOD   PERIOD  PERIOD   PERIOD   PERIOD   PERIOD
                         ------- -------- ------- -------- ------- -------- -------- --------
Weighted average yield
 on:
  Loans.................  6.05%    6.41%   6.35%    6.48%   6.93%    6.92%    6.45%    7.08%
  Mortgage-backed
   securities...........  5.25     5.22    5.31     5.71    5.80     5.97     5.54     5.99
  Investments...........  4.99     5.50    4.59     4.94    4.75     4.27     5.25     3.77
                          ----     ----    ----     ----    ----     ----     ----     ----
    Combined loans and
     investments........  6.00     6.34    6.26     6.39    6.76     6.75     6.37     6.88
                          ----     ----    ----     ----    ----     ----     ----     ----
Weighted average cost
 of:
  Deposits..............  3.54     3.58    3.51     3.65    3.86     3.93     3.62     4.00
  Borrowings............  5.32     5.35    4.94     4.92    5.13     5.53     5.15     5.77
                          ----     ----    ----     ----    ----     ----     ----     ----
    Combined deposits
     and borrowings.....  3.97     4.00    3.79     3.91    4.17     4.35     3.96     4.45
                          ----     ----    ----     ----    ----     ----     ----     ----
Interest rate margin....  2.03%    2.34%   2.47%    2.48%   2.59%    2.40%    2.41%    2.43%
                          ====     ====    ====     ====    ====     ====     ====     ====
Effective yield.........  2.02%    2.34%   2.46%    2.49%   2.53%    2.46%    2.41%    2.50%
                          ====     ====    ====     ====    ====     ====     ====     ====

  The $2.9 million decrease in net interest income between the second quarter of 1994 and the first quarter of 1994 was primarily the result of (a) a 4.6% decline in the average level of interest-earning assets, reducing interest income by $3.0 million; (b) the lag in the adjustment of loan interest rates that are tied to the 11th District Cost of Funds Index of the Federal Home Loan Bank of San Francisco ("COFI") and increasing costs of funds, reducing net interest income by $1.2 million; and (c) an increase in interest expense of $0.4 million due to one additional day in the second quarter. These items were partially offset by a 4.5% decline in the average level of interest-bearing liabilities, reducing interest expense by $1.7 million.

  The $4.4 million decrease in net interest income between the second quarter of 1994 and the second quarter of 1993 was primarily the result of (a) a 12.4% decline in the average level of interest-earning assets, reducing interest income by $8.6 million, and (b) the lag in the adjustment of loan interest rates that are tied to COFI, reducing interest income by $4.5 million. These items were partially offset by a 11.3% decline in the average level of interest-bearing liabilities, reducing interest expense by $5.5 million and a decrease of 35 basis points in the cost of funds, reducing interest expense by $3.2 million.

  The $7.8 million decrease in net interest income between the six months ended June 30, 1994 and the six months ended June 30, 1993 primarily was the result of (a) an 11.3% decline in the average level of interest-earning assets, reducing interest income by $16.2 million, and (b) the lag in the adjustment of loan interest rates that are tied to COFI, reducing interest income by $11.0 million. These items were partially offset by a 10.0% decline in the average level of interest-bearing liabilities, reducing interest expense by $10.2 million, and a decrease of 49 basis points in the cost of funds, reducing interest expense by $9.2 million.

NONINTEREST INCOME

  Noninterest income has three major components: (a) income from ongoing operations, which includes loan fee income, gains or losses on the sale of loans, fees earned on the sale of securities and annuities and service charges on transaction accounts, (b) income/expenses associated with owned real estate, which includes both the provision for real estate losses as well as income/expenses experienced by the Bank related to the operations of its owned real estate properties (e.g., maintenance expenses, capital expenditures and payment of current and delinquent property taxes), (c) gain and loss on the sale of investment securities and mortgage-backed securities and (d) for the quarter ended June 30, 1994, the provision for loss on assets held for Bulk Sale. Items (b) and (c) can fluctuate widely, and could therefore mask the underlying fee generating performance of the Company on an ongoing basis. The Bulk Sales loss is related to the Restructuring and, therefore, there was no comparable loss in any of the comparison periods. The following table details noninterest income/expense for these periods:

                                     QUARTER ENDED          SIX MONTHS ENDED
                              ----------------------------  ------------------
                              JUNE 30,  MARCH 31, JUNE 30,  JUNE 30,  JUNE 30,
                                1994      1994      1993      1994      1993
                              --------  --------- --------  --------  --------
                                         (DOLLARS IN THOUSANDS)
Loan fee income.............. $    814   $ 1,079  $  1,067  $  1,893  $  2,981
Gains (losses) on sales of
 loans, net..................   (1,528)   (2,804)      225    (4,332)      620
Fee income from investment
 products....................    1,698     1,225     1,313     2,923     2,966
Fee income from deposits and
 other income................    1,208     1,026     1,092     2,234     1,984
                              --------   -------  --------  --------  --------
  Noninterest income from
   ongoing operations........    2,192       526     3,697     2,718     8,551
                              --------   -------  --------  --------  --------
Provision for estimated real
 estate losses...............   (2,067)   (4,300)  (16,000)   (6,367)  (17,000)
Direct costs of real estate
 operations, net.............   (3,127)   (2,057)   (4,377)   (5,184)   (7,695)
                              --------   -------  --------  --------  --------
                                (5,194)   (6,357)  (20,377)  (11,551)  (24,695)
                              --------   -------  --------  --------  --------
Gains (losses) on sales of
 mortgage-backed
 securities, net.............       16      (621)    1,543      (605)    1,543
Gains on sales of investment
 securities, net.............       24       329     1,946       353     1,946
                              --------   -------  --------  --------  --------
                                    40      (292)    3,489      (252)    3,489
                              --------   -------  --------  --------  --------
Provision for loss on assets
 held for Bulk Sales.........  (56,518)       --        --   (56,518)       --
                              --------   -------  --------  --------  --------
    Total noninterest income. $(59,480)  $(6,123) $(13,191) $(65,603) $(12,655)
                              ========   =======  ========  ========  ========

  Fee and other noninterest income from ongoing operations increased by $1.7 million from $0.5 million for the first quarter 1994 to $2.2 million in the second quarter 1994. This increase was primarily due to a decrease in the losses on sales of loans from a loss of $2.8 million for the first quarter 1994 to a loss of $1.5 million in the second quarter. Beginning in the first quarter 1994 and continuing into the second quarter 1994, the Bank sold loans for capital planning purposes. During the first quarter 1994, the Bank sold $155.3 million in performing single family and multifamily 2-4 unit loans in one transaction at a loss of $1.9 million and there was no comparable sale of this size in the second quarter 1994.

  Expenses related to owned real estate decreased by $1.2 million from $6.4 million in the first quarter 1994 to $5.2 million in the second quarter 1994. This change was the net result of a $2.2 million decrease in provision for real estate losses due primarily to the pending Bulk Sales partially offset by increased foreclosure and property rehabilitation expenses.

  Fee and other noninterest income from ongoing operations decreased by $1.5 million from $3.7 million for the second quarter 1993 to $2.2 million in the second quarter 1994. This decrease was primarily due to a $1.8 million decrease in the gains on sales of loans from a gain of $0.2 million for the second quarter 1993 to a loss of $1.5 million in the second quarter 1994. The decrease in the gain on loan sales was the result of the Bank's sale of loans for capital planning purposes during a period of rising interest rates.

  Expenses related to owned real estate decreased by $15.2 million from $20.4 million in the second quarter 1993 to $5.2 million in the second quarter 1994. This change was the result of a $13.9 million decrease in provision for real estate losses due to decreased REO sales and resultant decreased need to replenish reserves and decreased direct costs of real estate operations of $1.3 million due to more profitable real estate operations as a result of longer property holding periods. Gains on sales of investment and mortgage-backed securities declined as a result of higher sales activity during the first quarter than during the second quarter of 1994. Sales during the first quarter of 1994 were made primarily for capital planning purposes.

  Noninterest income from ongoing operations decreased by $5.9 million from $8.6 million for the six months ended June 30, 1993 to $2.7 million for the same period of 1994. This decrease was primarily due to a $5.0 million decrease in the gains on sales of loans from a gain of $0.6 million for the six months ended June 30, 1993 to a loss of $4.3 million in the same period of 1994. The decrease in the gain on loan sales was the result of the Bank's sale of loans for capital planning purposes during a period of rising interest rates.

  Expenses related to owned real estate decreased by $13.1 million from $24.7 million in the six months ended June 30, 1993 to $11.6 million in the same period of 1994. This change was the result of a $10.6 million decrease in provision for real estate losses due to decreased REO sales and resultant decreased need to replenish reserves and decreased direct costs of real estate operations of $2.5 million due to improved property management and longer property holding periods.

  Gains on sales of investment and mortgage-backed securities declined as a result of higher sales activity during the first six months of 1993 than during the first six months in 1994. Sales during both periods were made primarily for capital planning purposes.

  The following table presents the sales of investment products and the related fee income for the quarters ended June 30, 1994, March 31, 1994 and June 30, 1993, as well as the six-month periods ended June 30, 1994 and 1993:

                                         QUARTER ENDED        SIX MONTHS ENDED
                                  --------------------------- -----------------
                                  JUNE 30, MARCH 31, JUNE 30, JUNE 30, JUNE 30,
                                    1994     1994      1993     1994     1993
                                  -------- --------- -------- -------- --------
                                             (DOLLARS IN THOUSANDS)
Sales of investment and annuity
 products........................ $36,595   $24,713  $29,924  $61,308  $66,256
Fee income from the sales of in-
 vestment and annuity products... $ 1,698   $ 1,225  $ 1,313  $ 2,923  $ 2,966

  Foreclosure activities continued to remain high during the first six months of 1994, resulting in an increase in REO, both in terms of numbers of properties and total dollars. During the six months ended June 30, 1994 and 1993, the Bank foreclosed on 178 and 142 properties, respectively, with a gross book value of $81 million and $123 million, respectively. The following table provides a comparison of the net book value and number of properties at given dates:

                                              JUNE 30, 1994     JUNE 30, 1993
                                               COMPARED TO       COMPARED TO
                                            DECEMBER 31, 1993 DECEMBER 31, 1992
                                            ----------------- -----------------
                                                  (DOLLARS IN THOUSANDS)
Owned real estate, net book value:
 June 30, 1994 and 1993,
  respectively(1)(2).......................     $148,860          $168,468
 December 31, 1993 and 1992,
  respectively(2)..........................      153,307           133,255
                                                --------          --------
  Increase (Decrease)......................     $ (4,447)         $ 35,213
                                                ========          ========
Number of real estate properties owned:
 June 30, 1994 and 1993, respectively......          313               227
 December 31, 1993 and 1992,
  respectively(2)..........................          240               170
                                                --------          --------
  Increase.................................           73                57
                                                ========          ========

- - --------
(1) The June 30, 1994 balance reflects write-downs on Bulk Sale Assets recorded at June 30, 1994. If the owned real estate balance were not to reflect such write-downs, the increase over the December 31, 1993 balance would be $7.2 million.

(2) Includes 29 loans considered ISF totaling $28.4 million at December 31, 1993, 8 loans amounting to $23.8 million at June 30, 1993 and 22 loans amounting to $47.3 million at December 31, 1992. The ISF designation was effectively eliminated upon the Company's implementation of SFAS No. 114 issued by the Financial Accounting Standards Board in the first quarter of 1994, and loans that would have been considered ISF are included in the loan category beginning in 1994.

  The Bank has a policy of providing general valuation allowances for both estimated loan and real estate losses, in addition to valuation allowances on specific loans and REO, in response to the continuing deterioration of the quality of the Bank's loan and REO portfolio. See "Asset Quality" below for further detail.

OPERATING EXPENSES

  The following table details the operating expenses for the three-month periods ended June 30, 1994, March 31, 1994 and June 30, 1993 as well as the six months ended June 30, 1994 and June 30, 1993:

                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                   ----------------------------  ------------------
                                   JUNE 30,  MARCH 31, JUNE 30,  JUNE 30,  JUNE 30,
                                     1994      1994      1993      1994      1993
                                   --------  --------- --------  --------  --------
                                              (DOLLARS IN THOUSANDS)
Personnel and benefits...........  $12,529    $13,497  $11,497   $26,026   $23,190
Occupancy........................    3,707      3,516    3,134     7,223     6,159
FDIC insurance...................    2,482      2,482    1,886     4,964     3,773
Professional services............    2,912      2,661    2,609     5,573     4,264
Office-related expenses..........    1,431      1,632    1,490     3,063     2,861
Marketing expenses...............      952        648      862     1,600     1,545
Restructuring and
 Recapitalization charges and
 expenses........................   12,242        968       --    13,210        --
Other general and administrative.    1,887      1,578    1,674     3,465     3,120
                                   -------    -------  -------   -------   -------
  Total before capitalized costs.   38,142     26,982   23,152    65,124    44,912
Capitalized costs................     (479)      (619)    (415)   (1,098)     (725)
                                   -------    -------  -------   -------   -------
  Total operating expenses.......  $37,663    $26,363  $22,737   $64,026   $44,187
                                   =======    =======  =======   =======   =======
    Operating expense ratio(1)...     2.82%      2.43%    1.98%     2.78%     1.92%
                                   =======    =======  =======   =======   =======
    Adjusted operating expense
     ratio(2)....................     2.51%      2.41%    1.98%     2.46%     1.92%
                                   =======    =======  =======   =======   =======

- - --------
(1) The operating expense ratio is computed by dividing annualized operating expenses by average total assets.
(2) Annualized operating expenses, net of restructuring and recapitalization related charges and expenses, divided by average total assets.

  Operating expenses increased by $11.3 million between the first and second quarters of 1994 primarily due to charges and expenses related to the Restructuring and Recapitalization. The Restructuring and Recapitalization also was primarily responsible for the large increase in operating expenses between the second quarter 1994 and the same period in 1993. Operating expenses increased by $15.0 million from $22.7 million for the second quarter 1993 to $37.7 million in the same period of 1994. Major components of the increase were
(a) a $12.2 million increase in Restructuring and Recapitalization related consulting, legal and other expenses; and (b) a $1.0 million increase in personnel and benefits expenses caused by increased severance payments and other employee-related costs.

  The Restructuring and Recapitalization also was primarily responsible for the large increase in operating expenses between the six months ended June 30, 1994 and the same period in 1993. Operating expenses increased by $19.8 million from $44.2 million for the six months ended June 30, 1993 to $64.0 million in the same period of 1994. The components of the increase are (a) a $13.2 million increase in Restructuring and Recapitalization related consulting, legal and other expenses; and (b) a $2.8 million increase in personnel and benefits expenses primarily caused by increased severance payments and other employee-related costs.

  The increase in operating expenses combined with the decrease in the total average asset size of the Company (from $4.6 billion at June 30, 1993 to $4.1 billion at June 30, 1994) resulted in an increase in the annualized operating expense ratio from 1.98% for the second quarter of 1993 to 2.43% for the first quarter 1994 and to 2.82% for the second quarter of 1994. Without the Restructuring and Recapitalization related expenses, these ratios would have been 1.98%, 2.41% and 2.51%, respectively.

  Due to the sensitivity of the operating expense ratio to changes in the size of the balance sheet, management also looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income. The efficiency ratio measures the amount of cost expended by the Bank to generate a given level of revenues in the normal course of business. It is computed by dividing total operating expense by net interest income and noninterest income from ongoing operations, excluding nonrecurring items.

  The general increase in the Company's efficiency ratio has been attributable to asset quality problems adversely affecting two of the components of the efficiency ratio: reduced net interest income via an increase in NPAs, which result in a decrease in interest-bearing assets and lower asset yield; and higher operating expenses due to increased staffing levels in the real estate asset and credit management group. Operating expenses also increased as a result of increased staffing in the retail financial services network and mortgage banking network and due to increased professional services.

                                          QUARTER ENDED        SIX MONTHS ENDED
                                   --------------------------- -----------------
                                   JUNE 30, MARCH 31, JUNE 30, JUNE 30, JUNE 30,
                                     1994     1994      1993     1994     1993
                                   -------- --------- -------- -------- --------
Efficiency Ratio..................  103.00%   97.91%   74.24%   100.39%  68.75%

ASSET QUALITY

  The Bank is principally involved in the Southern California single family and multifamily (2 units or more) residential lending businesses. At June 30, 1994, 20.0% of Fidelity's real estate loan portfolio (including loans held for sale) consisted of California single family residences while another 71.6% consisted of California multifamily dwellings. At June 30, 1993, 19.9% of Fidelity's loan portfolio consisted of California single family residences and 71.5% consisted of California multifamily dwellings. Current Southern California economic conditions have adversely impacted the credit risk profile of the Company's loan portfolio.

  The Bank's performance continues to be adversely affected by increased foreclosure activities reflecting the continued weakness of the Southern California economy and a depressed real estate market. Asset quality details of Fidelity before giving effect to the Bulk Sales, which are discussed more fully below, are as follows:

                                                 JUNE 30,  MARCH 31,  JUNE 30,
                                                   1994      1994       1993
                                                 --------  ---------  --------
                                                   (DOLLARS IN THOUSANDS)
NPAs:
  Nonaccruing loans............................. $144,746  $139,376   $ 96,419
  In-substance foreclosures ("ISFs")(1).........       --        --     23,822
  REO held for Bulk Sales ......................  133,204        --         --
  REO, before REO GVA...........................   16,363   135,111    148,033
  REO GVA.......................................     (707)   (8,524)   (14,389)
                                                 --------  --------   --------
    Total NPAs.................................. $293,606  $265,963   $253,885
                                                 ========  ========   ========
  Nonaccruing loans to total assets.............     3.58%     3.38%      2.13%
                                                 ========  ========   ========
  NPAs to total assets..........................     7.27%     6.46%      5.61%
                                                 ========  ========   ========
NPAs and Troubled Debt Restructurings ("TDRs"):
  NPAs.......................................... $293,606  $265,963   $253,885
  Classified TDRs...............................   68,799    20,236     29,504
  Nonclassified TDRs............................   10,076    13,595     16,131
                                                 --------  --------   --------
    Total NPAs and TDRs......................... $372,481  $299,794   $299,520
                                                 ========  ========   ========
  TDRs to total assets..........................     1.95%     0.82%      1.01%
                                                 ========  ========   ========
  NPAs and TDRs to total assets.................     9.21%     7.28%      6.62%
                                                 ========  ========   ========
Criticized Assets:
  NPAs.......................................... $293,606  $265,963   $253,885
  Performing loans with increased risk..........  153,340   112,787     95,975
  Investment real estate held for Bulk Sales....   11,682    11,770     10,702
                                                 --------  --------   --------
    Total classified assets.....................  458,628   390,520    360,562
  Special mention assets........................  216,084   311,758    212,495
                                                 --------  --------   --------
    Total criticized assets..................... $674,712  $702,278   $573,057
                                                 ========  ========   ========
  Classified assets to total assets.............    11.34%     9.48%      7.97%
                                                 ========  ========   ========
  Criticized assets to total assets.............    16.68%    17.06%     12.66%
                                                 ========  ========   ========
Nonperforming Asset Ratios:
  REO and ISF to NPAs...........................    50.70%    47.60%     62.02%
  REO to NPAs(1)................................    50.70%    47.60%     52.64%
  Nonaccruing loans to NPAs(1)..................    49.30%    52.40%     37.98%
  ISF to NPAs...................................       --        --       9.38%

- - --------
(1) In January 1994, the Bank implemented SFAS 114, "Accounting by Creditors for Impairment of a Loan." Loans previously considered ISF are now reclassified as nonaccruing loans.

  Nonaccruing loans increased to $144.7 million at June 30, 1994 from $139.4 million at March 31, 1994, as compared to $93.5 million at December 31, 1993 and $96.4 million at June 30, 1993. The substantial increase of $51.3 million from December 1993 to June 1994 is attributable partly to the Company's implementation of SFAS No. 114 on January 1, 1994 which resulted in ISFs being reclassified as loans instead of REO. However, a more significant factor in the increase in nonaccruing loans was the continuing weakness of the Southern California economy which resulted in lower rental rates and increased vacancies in apartment units and declining real estate prices.

  REO (excluding ISF) increased to a level of $149.6 million at June 30, 1994, including REO held for the Bulk Sales, from $135.1 million at March 31, 1994 and $148.0 million in June 30, 1993. The increase in REO primarily resulted from the Bank's slowdown in disposition of REO properties due to implementation of the Restructuring plan and the Bulk Sales.

  TDRs increased by $33.2 million between June 30, 1994 and June 30, 1993 primarily as a result of modifications completed related to the Northridge earthquake.

  Classified assets increased by $98.1 million from June 30, 1993 to June 30, 1994 primarily because of an increase in nonperforming assets and performing loans with increased risk.

  As discussed elsewhere in this document, the Bank has entered into Bulk Sale Agreements with respect to problem and other assets with a net book value as of June 30, 1994 of $438.6 million (prior to associated write downs). The Bank's asset quality data, as adjusted to give effect to the Bulk Sales as of June 30, 1994 is as follows:

                                                             AS ADJUSTED
                                                      ----------------------
                                                         JUNE 30, 1994(2)
                                                      ----------------------
                                                      (DOLLARS IN THOUSANDS)
   NPAs..............................................        $ 73,436
   NPLs(1)...........................................          57,074
   REO, net of REO GVA...............................          15,656
   Classified assets.................................         145,291
   Criticized assets.................................         302,000
   Loan GVA..........................................          60,000

   NPAs to total assets..............................            1.99%
   REO to NPAs.......................................           22.28%
   Nonaccruing loans to NPAs.........................           77.73%

- - --------
(1) Net of interest reserve.

(2) NPAs, NPLs, REO, classified assets and criticized assets shown in this table are net of specific reserves.

  At August 18, 1994, Bulk Sales involving assets with a net book value as of June 30, 1994 (prior to associated write downs) of $106.9 million had been consummated.

  Total loan delinquencies as adjusted for earthquake accommodations were $209.4 million at June 30, 1994, a decrease of $16.5 million from $225.9 million, as adjusted for earthquake accommodations, at March 31, 1994. Loan delinquencies increased by $86.4 million between June 30, 1994 and June 30, 1993.

  The following table presents delinquencies of the respective loan portfolios as of the dates indicated, which in the case of delinquencies as of March 31, 1994 and June 30, 1994 gives effect to earthquake accommodations with the respective borrowers:

                                        NET LOAN DELINQUENCIES TO NET REAL
                                              ESTATE LOAN PORTFOLIO
                                     ------------------------------------------
                                     JUNE 30,  MARCH 31,  DECEMBER 31, JUNE 30,
                                     1994(1)     1994         1993       1993
                                     --------  ---------  ------------ --------
                                              (DOLLARS IN THOUSANDS)
Delinquencies by number of days:
    30-59 days......................     1.35%     1.53%        0.92%      0.40%
    60-89 days......................     0.81      0.72         0.64       0.56
    90 days and over................     3.69      4.11         2.15       2.28
                                     --------  --------     --------   --------
  Loan delinquencies to net loan
   portfolio........................     5.85%     6.36%        3.71%      3.24%
                                     ========  ========     ========   ========
Delinquencies by property type:
  Single family:
    30-59 days...................... $  5,168  $  9,223     $  7,480   $  5,507
    60-89 days......................    5,128     5,239        2,497      4,013
    90 days and over................   17,178    19,162       12,661     13,353
                                     --------  --------     --------   --------
                                       27,474    33,624       22,638     22,873
                                     --------  --------     --------   --------
  Percent to respective loan
   portfolio........................     3.74%     4.85%        2.85%      2.86%
  Multifamily (2 to 4 units):
    30-59 days......................    2,302     3,158        3,599      1,204
    60-89 days......................    1,477     2,775        1,707      2,004
    90 days and over................   16,786    18,765       15,652     12,316
                                     --------  --------     --------   --------
                                       20,565    24,698       20,958     15,524
                                     --------  --------     --------   --------
  Percent to respective loan
   portfolio........................     4.69%     5.63%        4.16%      3.04%
  Multifamily (5 to 36 units):
    30-59 days......................   27,425    17,935       16,948      5,779
    60-89 days......................   14,362    13,120       12,770     15,293
    90 days and over................   64,982    71,096       34,746     42,260
                                     --------  --------     --------   --------
                                      106,769   102,151       64,464     63,332
                                     --------  --------     --------   --------
  Percent to respective loan
   portfolio........................     6.04%     5.71%        3.60%      3.43%
  Multifamily (37 units and over):
    30-59 days......................    8,430    17,585        4,114      2,286
    60-89 days......................    7,376        --        5,035         --
    90 days and over................   26,988    32,813        4,358     13,405
                                     --------  --------     --------   --------
                                       42,794    50,398       13,507     15,691
                                     --------  --------     --------   --------
  Percent to respective loan
   portfolio........................    10.66%    12.30%        3.35%      3.75%
  Commercial & Industrial:
    30-59 days......................    5,069     6,381        2,048        350
    60-89 days......................      676     4,321        1,723         --
    90 days and over................    6,092     4,358       12,443      5,284
                                     --------  --------     --------   --------
                                       11,837    15,060       16,214      5,634
                                     --------  --------     --------   --------
  Percent to respective loan
   portfolio........................     4.02%     4.98%        5.45%      1.73%
  Total Loan Delinquencies, net..... $209,439  $225,931     $137,781   $123,054
                                     ========  ========     ========   ========

- - --------
(1) Gives effect to accommodations agreed to by the Bank with respect to a pool of 494 earthquake-affected loans identified by the Bank as warranting accommodation. At August 1, 1994, accommodation agreements with respect to 81 loans with a net book value of $39.1 million had not been completed. Of those loans, 25 loans with a net book value of $11.5 million were delinquent by 90 days or more under their original terms.

  Loan delinquencies at June 30, 1994, as adjusted to give effect to the Bulk Sales and earthquake accommodations, are as follows:

                                      BALANCE AT
                                     JUNE 30, 1994
                                      AS ADJUSTED                   AS ADJUSTED
                                    FOR EARTHQUAKE     IMPACT OF    BALANCE AT
                                   ACCOMMODATIONS(1) BULK SALES(2) JUNE 30, 1994
                                   ----------------- ------------- -------------
                                              (DOLLARS IN THOUSANDS)
30-59 DAYS
  Single Family Residence.........     $  5,168        $   (283)     $  4,885
  Multifamily
    2-4 Units.....................        2,302              --         2,302
    5-36 Units....................       27,425          (1,839)       25,586
    37 Units and over.............        8,430          (1,035)        7,395
                                       --------        --------      --------
                                         38,157          (2,874)       35,283
                                       --------        --------      --------
  Commercial & Industrial.........        5,069              --         5,069
                                       --------        --------      --------
                                       $ 48,394        $ (3,157)     $ 45,237
                                       ========        ========      ========
60-89 DAYS
  Single Family Residence.........     $  5,128        $   (215)     $  4,913
  Multifamily
    2-4 Units.....................        1,477            (418)        1,059
    5-36 Units....................       14,362          (1,928)       12,434
    37 Units and over.............        7,376          (1,452)        5,924
                                       --------        --------      --------
                                         23,215          (3,798)       19,417
                                       --------        --------      --------
  Commercial & Industrial.........          676            (676)           --
                                       --------        --------      --------
                                       $ 29,019        $ (4,689)     $ 24,330
                                       ========        ========      ========
90 DAYS AND OVER
  Single Family Residence.........     $ 17,178        $ (9,377)     $  7,801
  Multifamily
    2-4 Units.....................       16,786         (11,510)        5,276
    5-36 Units....................       64,982         (31,714)       33,268
    37 Units and over.............       26,988         (16,927)       10,061
                                       --------        --------      --------
                                        108,756         (60,151)       48,605
                                       --------        --------      --------
  Commercial & Industrial.........        6,092          (5,743)          349
                                       --------        --------      --------
                                       $132,026        $(75,271)     $ 56,755
                                       ========        ========      ========
TOTAL DELINQUENT LOANS
  Single Family Residence.........     $ 27,474        $ (9,875)     $ 17,599
  Multifamily
    2-4 Units.....................       20,565         (11,928)        8,637
    5-36 Units....................      106,769         (35,481)       71,288
    37 Units and over.............       42,794         (19,414)       23,380
                                       --------        --------      --------
                                        170,128         (66,823)      103,305
                                       --------        --------      --------
  Commercial & Industrial.........       11,837          (6,419)        5,418
                                       --------        --------      --------
                                       $209,439        $(83,117)     $126,322
                                       ========        ========      ========

- - --------
(1) Gives effect to accommodations agreed to by the Bank with respect to a pool of 494 earthquake-affected loans identified by the Bank as warranting accommodation. At August 1, 1994, accommodation agreements with respect to 81 loans with a net book value of $39.1 million had not been completed. Of those loans, 25 loans with a net book value of $11.5 million were delinquent by 90 days or more under their original terms.

(2) Bulk Sales impact only contemplates the impact of the Bulk Sales as described in this document and does not reflect any other sales activity or additions to loans after June 30, 1994. Bulk Sales impact has been adjusted for earthquake accommodations, where applicable.

  California has been hit particularly hard by the current recession and Southern California has experienced the brunt of the economic downturn in the state. The Southern California economy remains sluggish with higher unemployment than elsewhere in the country and real estate values that, in many cases, continue to deteriorate. There can be no assurances that these economic conditions will improve in the near future. Consequently, rents and real estate values may continue to decline which may affect future delinquency and foreclosure levels and may adversely impact the Bank's asset quality, earnings performance and capital.

  In response to the deterioration of the Bank's portfolio and increased delinquencies, the Bank recorded additions to its allowances for estimated loan and real estate losses totaling $27.1 million for the three months ended June 30, 1994. In the opinion of the Bank, this deterioration is caused by: (a) the decline in apartment occupancy levels and of rents available to apartment owners in Southern California; (b) the increased returns currently being required by purchasers of multifamily-income producing properties; (c) announced cut-backs in public sector spending; (d) the general illiquidity in the Southern California market for multifamily-income producing properties; (e) the continuing high level of unemployment in and migration of skilled and white collar labor from Southern California; and (f) the Northridge earthquake of January 17, 1994 and the subsequent aftershocks. The Bank's combined GVA for loan and real estate losses at June 30, 1994, after reduction for GVA allocated to the Bulk Sales was $60.7 million or 1.6% of total loans and real estate, a decrease of $24.4 million from $85.1 million or 2.3% at March 31, 1994 and $75.0 million or 1.9% atJune 30, 1993. As adjusted for the Bulk Sales, the Bank's combined GVA for loan and real estate losses at June 30, 1994 was 81.9% of NPAs as so adjusted, which is up from 31.0% at March 31, 1994 and 28.2% at June 30, 1993.

  The following table summarizes Bank's reserves, writedowns and certain coverage ratios for the periods indicated:

                                   JUNE 30,     MARCH 31,  DECEMBER 31, JUNE 30,
                                     1994         1994         1993       1993
                                   --------     ---------  ------------ --------
                                            (DOLLARS IN THOUSANDS)
Loans:
  GVA............................. $ 60,000     $ 76,549     $ 71,578   $ 60,217
  Specific reserves...............    8,692       14,819       12,254      8,433
                                   --------     --------     --------   --------
    Total allowance for estimated
     losses (1)(5)................ $ 68,692     $ 91,368     $ 83,832   $ 68,650
                                   ========     ========     ========   ========
  Writedowns (2).................. $ 64,823     $ 31,238     $  4,251   $  4,271
                                   ========     ========     ========   ========
  Total allowance and loan
   writedowns to gross loans......     3.66%        3.33%        2.32%      1.87%
  Total loan allowance to gross
   loans (5)......................     1.88%        2.50%        2.21%      1.76%
  Loan GVA to loans and ISF
   (3)(5).........................     1.68%        2.11%        1.88%      1.55%
  Loan GVA to nonaccruing loans
   and ISF (3)(5).................    41.45%       54.92%       58.75%     50.08%
  Nonperforming loans to total
   loans (3)......................     4.12%        3.93%        2.52%      2.54%
Owned Real Estate:
  REO GVA......................... $    707     $  8,524     $  8,442   $ 15,370
  Specific reserves...............    1,917       11,941        9,273      6,055
                                   --------     --------     --------   --------
  Total allowance for estimated
   losses (5)..................... $  2,624     $ 20,465     $ 17,715   $ 21,425
                                   ========     ========     ========   ========
  Writedowns (2).................. $ 92,541     $ 66,117     $ 90,901   $ 96,687
                                   ========     ========     ========   ========
  Total REO allowance and REO
   writedowns to gross REO........    38.26%       37.59%       37.41%     36.20%
  Total REO allowance to gross REO
   (5)............................     1.18%       13.92%       13.47%     13.27%
  REO GVA to REO (5)..............     0.51%        6.31%        6.91%      9.72%
Total Loans and REO:
  GVA............................. $ 60,707     $ 85,073     $ 80,020   $ 75,587
  Specific reserves...............   10,609       26,760       21,527     14,488
                                   --------     --------     --------   --------
  Total allowance for estimated
   losses (5)..................... $ 71,316     $111,833     $101,547   $ 90,075
                                   ========     ========     ========   ========
  Writedowns (2).................. $157,364     $ 97,355     $ 95,152   $100,985
                                   ========     ========     ========   ========
  Total allowance and writedowns
   to gross loans, REO and ISF
   (3)............................     5.65%        5.38%        4.61%      4.58%
  Total allowance to gross loans,
   REO and ISF (5)................     1.92%        2.94%        2.57%      2.19%
  Total GVA to loans, REO and ISF
   (4)(5).........................     1.64%        2.26%        2.03%      1.87%
  Total GVA to NPAs (3)(5)........    20.63%(6)    30.96%       32.79%     28.18%

- - --------
(1) Includes $4.2 million of general and specific reserves allocated to loans held for sale at June 30, 1994.
(2) Writedowns include cumulative charge-offs on outstanding loans and REO as of the date indicated.
(3) In 1994, the Bank implemented SFAS 114. Loans that would have been considered ISF in prior periods are included in loans beginning in 1994.
(4) Loans and REO in these ratios as calculated prior to their reduction for loan and REO GVA, but are net of specific reserves and write downs.
(5) As of June 30, 1994, total allowances for estimated losses have been reduced by the amounts of GVA and specific reserves charged off related to Bulk Sale Assets, which are reflected net of such writedowns for ratio computation purposes.
(6) Giving effect to the Bulk Sales as of June 30, 1994, GVA was 81.9% of NPAs as so adjusted.

  As of June 30, 1994, the Bank's 15 largest borrowers accounted for $236.9 million of gross loans, or6.47 % of total loans. A number of these borrowing relationships also include Fidelity's largest loans. Details of these relationships follow:

                           NUMBER                TOTAL AMOUNT                   LARGEST
        BORROWER          OF LOANS               OF LOANS(1)                 SINGLE LOAN(1)
        --------          --------               ------------                --------------
                              (DOLLARS IN THOUSANDS)
          1                   2                    $ 32,593                     $32,555
          2                   8                      26,848(1)                   11,122
          3                  26                      26,495(1)                    2,477
          4                   3                      23,636                      14,913
          5                   3                      20,167(1)                   13,421
          6                   1                      13,816                      13,816
          7                   3                      13,692                      13,565
          8                   2                      11,237                       5,788
          9                   3                      11,018                       6,802
         10                   1                      10,179                      10,179
         11                   9                      10,128(1)                    3,448
         12                   1                       9,976                       9,976
         13                  49                       9,242(1)                      813
         14                   1                       9,198                       9,198
         15                   3                       8,671(1)                    7,468
                                                   --------
                                                   $236,896(2)
                                                   ========

- - --------
(1) Amounts are shown net of participations.
(2) $142.7 scheduled to be sold as part of the Bulk Sales.

  Fidelity's 10 largest loans include those loans shown in the table above with balances of $7.5 million or greater. Fidelity's 10 largest loans aggregated $136.2 million at June 30, 1994, of which $57.2 million was classified as substandard and $10.2 million was listed as special mention.

  Prior to January 1, 1994, the largest borrower's loans were considered ISF by the Bank. This borrower's two loans totaling approximately $32.6 million are comprised of a term loan of $32.5 million and a revolving line of credit with an outstanding balance of $40,000. Securing the loans is a 144 unit condominium complex located in Kailua-Kona, Hawaii. However, the property is currently being operated as a hotel. The term loan provides that the total principal and interest payments due may not exceed $64 million. Pursuant to the provisions of the term loan, the borrower makes payments only to the extent that the hotel operations have net operating income. As of June 30, 1994, the accrued interest on the term loan totaled $31.4 million. As a result, the total principal and interest due has reached the maximum amount. The principal amount of the revolving line may not exceed $1.0 million. Both loans are due in 1999.

  At June 30, 1994, Fidelity had $26.8 million in total loans outstanding to its second largest borrower consisting of 8 loans secured by multifamily apartment dwellings located in the San Fernando Valley area. During the first six months of 1994, Fidelity entered into modification agreements with this borrower on five of these loans. Pursuant to these modifications, the borrower will make interest only payments through December 31, 1994. Fidelity is currently in negotiations to modify two additional loans with this borrower requiring the consent of an 80% participant. At June 30, 1994, all the borrower's loans were current.

  At June 30, 1994, Fidelity had $26.5 million in total loans outstanding to its third largest borrower consisting of 26 loans secured by multifamily apartment dwellings located in the San Gabriel Valley and eastern Los Angeles areas. During the first six months of 1994, the Bank modified 24 loans totaling $6.9 million to allow the borrower to make interest only payments. The borrower also has the option to reduce principal by 10% to 15% with Fidelity matching the reduction through debt forgiveness. Also, in the first six months of 1994, the Bank foreclosed on 6 properties owned by the borrower securing loans of $6.3 million. The Bank is continuing efforts to modify the remaining loans.

  Substantially all of the loans of the three largest borrowers described above are expected to be disposed of in the Bulk Sales.

  During the six months ended June 30, 1994, the Bank charged off a total of $25.6 million on loans and real estate, not including charge-offs related to the Bulk Sales, compared to $30.6 million for the same period in 1993. Included in the $25.6 million was $23.9 million on multifamily properties. During the same periods, the Bank recovered $2.0 million and $1.0 million of previous writedowns, respectively.

  The ongoing uncertainty in the Southern California economy, the weak real estate market and the level of the Bank's nonperforming assets continue to be significant concerns to the Company. All of these factors may require additional loss provisions, as the Bank performs its quarterly reviews of the adequacy of its allowance for estimated loans and real estate losses.

REGULATORY CAPITAL COMPLIANCE

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the OTS to implement a system requiring regulatory sanctions action against institutions that are not adequately capitalized, with the sanctions growing more severe, the lower the institution's capital. Under FDICIA, the OTS issued regulations establishing specific capital ratios for five separate capital categories as set forth below:

                          CORE CAPITAL TO   CORE CAPITAL  TOTAL CAPITAL
                             ADJUSTED            TO             TO
                           TOTAL ASSETS     RISK-WEIGHTED      RISK-
                         (LEVERAGE RATIO)   ASETS RATIO   WEIGHTED RATIO
                         ----------------  -------------- --------------
Well capitalized........    5% or above      6% or above   10% or above
Adequately capitalized..     4% or above    4% or above    8% or above
Under capitalized.......     Under 4%         Under 4%       Under 8%
Significantly
 undercapitalized.......     Under 3%         Under 3%       Under 6%
Critically
 undercapitalized....... Ratio of tangible equity to adjusted total assets of 2% or less

  The following table summarizes the capital ratios required by FDICIA of the adequately capitalized category and Fidelity's regulatory capital at June 30, 1994 as compared to such ratios. In part as a result of charges and expenses attributable to the Restructuring and Recapitalization (including provisions for losses to be incurred on the Bulk Sales), Fidelity's regulatory capital ratios at June 30, 1994 were such that, on August 1, 1994 (the date on which Fidelity was required to file with the OTS its Thrift Financial Report for the quarter ended June 30, 1994), the Bank was considered "critically undercapitalized" for purposes of the PCA.

                         CORE CAPITAL TO     CORE CAPITAL TO     TOTAL CAPITAL TO
                             ADJUSTED         RISK-WEIGHTED       RISK-WEIGHTED
                           TOTAL ASSETS           ASSETS              ASSETS
                         -----------------   -----------------   -----------------
                                       (DOLLARS IN THOUSANDS)
Fidelity's regulatory
 capital-historical....  $   74,100   1.83%  $   74,100   2.76%  $  140,300   5.23%
Adequately capitalized
 requirement............    162,100   4.00      107,300   4.00      214,700   8.00
                         ----------  -----   ----------  -----   ----------  -----
Deficient capital....... $  (88,000) (2.17)% $  (33,200) (1.24)% $  (74,400) (2.77)%
                         ==========  =====   ==========  =====   ==========  =====
Adjusted assets (1)..... $4,053,400          $2,683,600          $2,683,600
                         ==========          ==========          ==========

- - --------
(1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb).

  The Bank's regulatory capital ratios have increased substantially since June 30, 1994 as a result of completion of the sale of FFB Class A Common Stock and FFB Class C Common Stock and other transactions related to the Restructuring and Recapitalization. Based upon discussions with OTS representatives, the Bank expects that, upon delivery to the OTS from the Bank of a certificate indicating that the Bank has increased its capital ratios sufficiently to be treated as "adequately capitalized" for purposes of PCA, the OTS will promptly notify the Bank that it is considered to be adequately capitalized and is not required to comply with the PCA restrictions and requirements discussed below. The Bank believes that it will be able to file such a certificate and appropriate supporting documentation upon completion of the last Bulk Sale, which is currently scheduled to close on August 23, 1994.

  Unless and until the Bank receives notice from the OTS of a change in its capital category, it will remain subject to the regulatory restrictions applicable to "critically undercapitalized" institutions, including prohibitions on increasing its assets, opening new branch offices, engaging in new lines of business, paying dividends, and paying bonuses to or increasing the compensation of senior executive officers. The Bank would also be required to file a capital restoration plan by September 15, 1994. As a result of the limited voting rights associated with the FFB Class B Common Stock held by Citadel and the changes in the relationship between Citadel and the Bank arising from the Restructuring and Recapitalization, Citadel believes that it should not be considered to be in control of the Bank for purposes of the PCA, although the matter is not free from doubt. If Citadel is considered to be in control of the Bank, and if the Bank continues to be classified as undercapitalized at September 15, 1994 and is therefore required to file a capital restoration plan (which the Bank believes is unlikely), then Citadel would be required either to provide a guarantee of the Bank's performance under the plan or to divest itself of its shares of Bank stock. Such a guarantee would be limited to the lesser of (a) 5% of the Bank's total assets at June 30, 1994, or (b) the amount necessary to bring the Bank into compliance with all capital standards at the time the guarantee is invoked. Such guarantee must remain in effect until the institution has been adequately capitalized for four consecutive quarters, and the controlling company or companies must provide the OTS with appropriate assurances of their ability to perform the guarantee.

  FDICIA also required the OTS and the federal bank regulatory agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. The OTS added an interest rate risk capital component to its risk-based capital requirement. This component is effective September 30, 1994, based on the December 31, 1993 balance sheet. This capital component will require institutions deemed to have above normal interest rate risk to hold additional capital equal to 50% of the excess risk. As of December 31, 1993, the Bank's internal interest rate risk measurement system showed a risk level of less than half of the OTS limit. The OTS reports for December 31, 1993 and March 31, 1994 show an even lower interest rate risk. Therefore, if the requirement had been in effect on June 30, 1994, using the year-end balance sheet, there would have been no interest rate risk component required to be added to Fidelity's risk-based capital requirement.

  Under the PCA, an "undercapitalized", "significantly undercapitalized" or "critically undercapitalized" institution may not accept, renew or roll over brokered deposits and an "adequately capitalized" institution may only do so pursuant to a waiver obtained from the FDIC. As of June 30, 1994, the Bank held $120.7 of brokered deposits including brokered deposits accepted pursuant to a waiver obtained from the FDIC which expired on August 1, 1994 when the Bank became classified as "critically undercapitalized." The Bank has not accepted, renewed or rolled over any brokered deposits since August 1, 1994. The Bank believes that it will continue to be able to meet its liquidity needs without accepting, renewing or rolling over brokered deposits. However, as noted above, the Bank believes that it will shortly be reclassified as "adequately capitalized," and therefore would be eligible to seek a waiver from the FDIC permitting it to accept brokered deposits. If and when the Bank is reclassified as "adequately capitalized", the Bank may determine to seek such a waiver, but there can be no assurance that the FDIC would grant such a waiver request. If and when the Bank is reclassified as "well capitalized," the Bank could accept brokered deposits without a waiver.

  The Bank is also subject to OTS capital regulations under the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). These regulations require Fidelity to maintain: (a) Tangible Capital of at least 1.5% of Adjusted Total Assets (as defined in the regulations), (b) Core Capital of at least 3% of Adjusted Total Assets (as defined in the regulations), and (c) Total Capital equal to 8.0% of Risk-weighted Assets (as defined in the regulations).

  The following table summarizes the regulatory capital requirements under FIRREA for Fidelity at June 30, 1994, but does not reflect the required future phasing out of certain assets, including (a) investments in, and loans to, subsidiaries which may presently be engaged in activities not permitted for national banks, and (b) for risk-based capital, real estate held for investment (the impact of which the Bank believes is immaterial). As indicated in the table, as of June 30, 1994, Fidelity's capital levels were deficient under the currently applicable FIRREA minimum capital requirements for core capital and risk-based capital. However, as discussed above, Fidelity believes that upon completion of the final Bulk Sale, and potentially before such time, it will meet the FIRREA minimum capital requirements, and thereby will eliminate any negative consequences of failing to meet such requirements.

                                            JUNE 30, 1994
                          -------------------------------------------------------
                             TANGIBLE                            CURRENT RISK-
                              CAPITAL         CORE CAPITAL       BASED CAPITAL
                          ----------------  -----------------   -----------------
                           BALANCE     %     BALANCE      %      BALANCE      %
                          ----------  ----  ----------  -----   ----------  -----
                                       (DOLLARS IN THOUSANDS)
Stockholder's equity
 (1)....................  $   74,200        $   74,200          $   74,200
Adjustments:
  Intangible assets.....      (1,600)               --                  --
  Nonincludable
   subsidiaries.........        (100)             (100)               (100)
  General valuation
   allowance............          --                --              33,900
  Qualifying
   subordinated notes...          --                --              60,000
  Nonqualifying
   Supplementary
   Capital..............          --                --             (19,800)
  Equity investments....          --                --              (7,900)
                          ----------        ----------          ----------
Regulatory capital (2)..      72,500  1.79%     74,100   1.83%     140,300   5.23%
Required minimum........      60,800  1.50%    121,600   3.00%     214,700   8.00%
                          ----------  ----  ----------  -----   ----------  -----
Excess (deficient) capi-
 tal....................      11,700  0.29%    (47,500) (1.17)%    (74,400) (2.77)%
                          ==========  ====  ==========  =====   ==========  =====
Adjusted assets (3).....  $4,051,800        $4,053,400          $2,683,600
                          ==========        ==========          ==========

- - --------
(1) Fidelity's total stockholders' equity, in accordance with generally accepted accounting principles, was 1.84% of its total assets at June 30, 1994.

(2) At periodic intervals, both the OTS and the Federal Deposit Insurance Corporation ("FDIC") routinely examine the Bank as part of their legally prescribed oversight of the industry. Based on their examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

(3) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb).

  In May 1993, the Financial Accounting Standards Board issued SFAS No. 115 which was implemented by Fidelity as of January 1, 1994. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS No. 115 requires that such investments be classified as either held to maturity, trading securities or available for sale. Available for sale securities are reported at their fair value rather than at amortized cost, with unrealized gains and losses included in stockholders' equity. There was no material financial impact to Fidelity upon adoption of SFAS No. 115. The OTS has recently proposed a regulation which would clarify that unrealized gains and losses included in stockholders' equity under SFAS No. 115 would also be included in calculating Fidelity's regulatory capital. Fidelity believes that adoption of the regulation as proposed would not have a material impact on Fidelity's regulatory capital.

CAPITAL RESOURCES AND LIQUIDITY

  Loan Sales: The sale of loans has become a major source of funds to the Bank. Loan sales totaled $222.0 million in the six months ended June 30, 1994 compared to only $44.2 million sold during the same period of 1993. The increase in loan sales is related to the Bank's intention to reduce assets for capital planning purposes. As part of this effort, the Bank sold $155.3 million in single and multifamily (1 to 4 units) performing loans during the first quarter 1994. This sale resulted in a $1.9 million loss. Sales of loans are dependent upon various factors, including volume of loans originated, interest rate movements, investor demand for loan products, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, desired asset size and evolving capital and liquidity requirements. Due to the volatility and unpredictability of these factors, the volume of Fidelity's sales of loans has fluctuated significantly and no estimate of future sales can be made at this time. At June 30, 1994, December 31, 1993 and June 30, 1993, the Bank had $188.6 million, $367.7 million and $28.1 million, respectively, of loans in its held-for-sale portfolio. Sales of loans from the held for investment portfolio would be caused by unusual events. The level of future sales, if any, is difficult to predict. During 1993, the Bank approved a policy of more active management of its investment portfolio with a view toward disposition of securities and loans with unfavorable risk/return profiles. This policy may result in loans being reclassified from held for investment to held for sale. Any subsequent sale of such loans would not generally be expected to result in any material gain or loss.

  At June 30, 1994, loans identified as Bulk Sale Assets of $226.0 million were transferred from the loan portfolio to loans held for Bulk Sale. In addition, $16.9 million of loans originally identified to be included in the Bulk Sales and subsequently removed from those pools, were reclassified as held-for-sale.

  FHLB Advances: The Bank had net FHLB Advances of $96.3 million for the six months endedJune 30, 1994. This compares to net repayments of $190.0 million for the six months ended June 30, 1993.

  Commercial paper: Commercial paper provided $57.1 million of net funds for the six months endedJune 30, 1994 compared to $317.1 for the same period in 1993.

  Loan payments and payoffs: Loan principal payments, including prepayments and payoffs, provided $141.8 million for the six months ended June 30, 1994 compared to $175.9 million for the six months ended June 30, 1993. The Bank expects that loan payments and prepayments will remain a major funding source in the future.

  Sales of securities: The sale of investment and mortgage-backed securities provided $93.6 million for the six months ended June 30, 1994 compared to $126.5 million during the same period in 1993. The Bank held $138.7 million in its held for sale portfolio as of June 30, 1994 compared to $183.4 million at December 31, 1993 and $243.3 million at June 30, 1993. The reduction in the investment and mortgage-backed security portfolio is a result of the Bank's efforts to reduce assets size for capital planning purposes.

  Capital contributions: The Bank received an $18.0 million capital contribution from Citadel in March 1993 and another $10.0 million in December 1993 for a total of $28.0 million. There were no capital contributions in 1994. On August 4, 1994, the Bank sold 21,577,141 shares of newly issued common stock of Fidelity for net proceeds of approximately $109 million. See "Item 1-- Financial Statements--Note 4. Subsequent Events."

  Undrawn sources: Fidelity maintains other sources of liquidity to draw upon if unforeseen circumstances, such as changes in liquidity or capital requirements, should occur. At June 30, 1994, these sources of liquidity include (a) a line of credit with the FHLB with $196.0 million available (assuming all $400 million in commercial paper capacity is used); (b) unused commercial paper capacity of $38.9 million; (c) $30.5 million in unpledged securities available to be placed in reverse repos or sold; and (d) $294.5 million of unpledged loans, some of which would be available to securitize or to collateralize additional FHLB or private borrowings, or which may be securitized.

  Deposits: The deposit runoff has required Fidelity to fund deposit withdrawals for the six months ended June 30, 1994. At June 30, 1994, Fidelity had deposits of $3.0 billion, down from $3.2 billion at March 31, 1994 and at June 30, 1993. This reduction has been, in part, a natural result of the Company's determination to reduce total assets and, in part, the result of the need on the part of its depositors to withdraw funds to meet current living expenses and/or increase yields through other investments.

  Despite the reduction of overall deposits, the Bank has retained profitable, low-cost transaction accounts, such as passbook and checking accounts. The following table presents the distribution of the Bank's accounts:

                            JUNE 30, 1994     JUNE 30, 1993
                           ----------------  ----------------
                                (DOLLARS IN THOUSANDS)
Money market accounts..... $  250,144   8.3% $  379,675  11.7%
Checking accounts.........    400,214  13.3     337,331  10.5
Passbook accounts.........     96,756   3.3      82,687   2.6
                           ---------- -----  ---------- -----
  Total transaction
   accounts...............    747,114  24.9     799,693  24.8
                           ---------- -----  ---------- -----
Certificates of Deposit
 $100,000 and over........    528,032  17.6     360,173  11.2
Certificates of Deposit
 less than $100,000.......  1,604,850  53.5   1,959,236  60.7
                           ---------- -----  ---------- -----
  Total certificates of
   deposit................  2,132,882  71.1   2,319,409  71.9
                           ---------- -----  ---------- -----
Brokered funds............    120,730   4.0     108,433   3.3
                           ---------- -----  ---------- -----
  Total deposits.......... $3,000,726 100.0% $3,227,535 100.0%
                           ========== =====  ========== =====

  Repurchase Agreements: In the six months ended June 30, 1994, the Bank had net repayments of repurchase agreements of $3.8 million compared to providing net funds of $109.9 million during the six months ended June 30, 1993. There were no repurchase agreements outstanding at June 30, 1994.

  Loan Fundings: Fidelity funded $278.5 million loans (excluding Fidelity's refinances) in the six months ended June 30, 1994 compared to $151.8 million in the same period of 1993. The large increase in loan fundings during the six months ending June 30, 1994 is due primarily to the increased use of wholesale loan brokers to originate loans.

  Home equity lines: Advances on home equity credit lines totaled $7.9 million and $14.6 million in the six months ended June 30, 1994 and 1993, respectively.

  Contingent or potential uses of funds: Fidelity had $49.0 million in the unused balance of available home equity credit lines at June 30, 1994, compared to $61.4 million at June 30, 1993. The Bank also had a total of the $205.0 million of unfunded loans in its pipeline at June 30, 1994, compared to $55.7 million at June 30, 1993. Included in this amount is approximately $50.3 million of approved, but unfunded commitments to originate loans at market interest rates at June 30, 1994, compared to $20.2 million at June 30, 1993.

  The OTS regulations require the maintenance of an average regulatory liquidity ratio of at least 5% of deposits and short-term borrowings. The Bank's average regulatory liquidity ratio was 5.51% and 5.29% at June 30, 1994 and 1993, respectively.

  See "Business Plan; Capital Resources and Liquidity of the Company Post-Closing" for a discussion related to Citadel.

INTEREST RATE RISK MANAGEMENT

  The Bank continues to reduce its interest rate risk ("IRR") exposure by originating adjustable rate mortgage ("ARM") loans for its portfolio. Since 1985, the Bank has consistently moved toward building a portfolio consisting predominantly of interest rate sensitive loans. ARM loans comprised 96.4% of the portfolio of total loans at June 30, 1994, compared to 96.9% at June 30, 1993. The percentage of monthly adjustable ARMs to total loans was 72.8% at June 30, 1994, compared to 77.9% at June 30, 1993.

  The Bank is also emphasizing the growth of its transaction account base to reduce its overall cost of funds. Transaction accounts include checking, passbook and money market accounts. The ratio of transaction accounts, money market savings and passbook accounts to total deposits increased to 25% at June 30, 1994 from 22% at December 31, 1993 but remained at the same level of 25% at June 30, 1993.

  In 1993, the Bank initiated a hedging program to manage more effectively interest rate risk. As a result, the Bank entered into various interest rate swap agreements which are financial transactions where two counterparties agree to exchange different streams of payments over time. An interest rate swap involves no exchange of principal either at inception or upon maturity; rather, it involves the periodic exchange of interest payments arising from an underlying notional principal amount.

  At June 30, 1994, the Bank had a total notional principal amount of $450 million of interest rate swap contracts requiring the Bank to pay an adjustable rate of interest equal to the three-month LIBOR rate as adjusted over time, and to receive a fixed contractual interest rate. As of June 30, 1994, the Bank's average receive rate was 4.80% per annum and the average pay rate was 4.61% per annum. In an effort to fully cover the average maturity of the deposits hedged and to protect against an adverse move in the value of these deposits, the Bank negotiated to extend the maturities of three $50 million swaps by 6 to 8 months. This action increased the fixed rate received by Fidelity, while at the same time locking in recent market value gains on the related deposits. The following table summarizes the Bank's interest rate swaps as of June 30, 1994:

                                                                 INCOME EXPENSE
                                                        NOTIONAL FIXED  FLOATING
      SPECIFIC HEDGE                                     AMOUNT   RATE    RATE
      --------------                                    -------- ------ --------
                                                         (DOLLARS IN THOUSANDS)
      Federal funds sold............................... $ 50,000  4.84%   4.25%
      Loan receivable..................................   50,000  4.82    3.64
      Deposits.........................................  170,000  4.83    4.86
      FHLB Advances/other borowings....................  180,000  4.76    4.74
                                                        --------
        Total.......................................... $450,000  4.80%   4.61%
                                                        ========

  In March 1994, the Bank also purchased two interest rate floor contracts with a total notional principal amount of $100 million. The Bank's interest rate floor contracts will protect against interest rate declines below the fixed rate floor of 4.75%. The contracts provide for the Bank to receive the interest rate differential on the notional amount between the three-month LIBOR rate and the contract floor. The effective dates for the contracts extend from March 1995 through April 1997.

  Fidelity's maturity and repricing mismatch ("Gap") between interest rate sensitive assets and liabilities due within one year was a positive 2.20% at June 30, 1994, a negative 3.38% at December 31, 1993 and a positive 10.54% of total assets at June 30, 1993. A positive Gap indicates an excess of maturing or repricing assets over liabilities, whereas a negative Gap indicates an excess of maturing or repricing liabilities over assets. However, for various reasons, Gap is not particularly helpful as a measure of IRR exposure, and the Bank does not use Gap as an IRR measurement and management tool. The Bank uses a scenario-based approach which measures bank-wide risk and a probabilistic approach for specific products. The Bank regularly analyzes scenarios that contemplate low, expected and high inflation. The Bank also complies with OTS requirements for interest rate shock scenarios (immediate permanent change in interest rates of various levels). The Bank's December 31, 1993 interest rate risk analysis, as filed with the OTS, indicates an immediate permanent increase of 400 basis points in interest rates would decrease net interest income by 54.20%. The analysis indicates a decrease in rates of 400 basis points would increase net interest income by 16.81%. For product and option valuation and for analyzing the results of off-balance sheet instruments, the Bank employs a Monte Carlo simulation model (one that assumes random variation in interest rates) to measure and evaluate risk and return trade-offs.

  The Bank's IRR management plan is reviewed on a continuing basis. At March 31, 1994, the Bank's interest rate risk was less than half of the exposure the OTS considers to be above normal. The Bank's interest rate risk position has not changed significantly since March 31, 1994 and it is believed that the Bank's current risk position does not expose the Bank to excessive risk to earnings potential. Even at this lower risk level, due to the lag effect that the COFI has on Fidelity's loan portfolio, the decline in short-term rates from 1990 to early 1993 contributed significantly to the Bank's net interest margin. Recent stable rates have eroded this margin, and more recent increases in rates could produce an initial reduction in net interest income.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  In June 1994, the Company and Chase Manhattan Bank, N.A. ("Chase") entered into a settlement agreement and mutual release with respect to the lawsuit brought by Chase against the Company and Citadel's Chairman of the Board earlier this year, which related to the Subordinated Notes. The lawsuit was dismissed shortly thereafter. See "Item 1--Financial Statements--Note 4-- Subsequent Events" for information regarding the redemption of the Subordinated Notes at the Closing of the Restructuring and Recapitalization.

ITEM 2. CHANGES IN SECURITIES

  Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable

ITEM 5. OTHER INFORMATION

  Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  (a) Exhibits -

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
   10.1  Form of Investor Purchase Agreement between Fidelity Federal Bank and the investors
   10.2  Settlement Agreement between Fidelity Federal Bank, Citadel Holding
         Corporation and certain lenders, dated as of June 3, 1994 (the "Letter
         Agreement")
   10.3  Amendment No. 1 to the Letter Agreement, dated as of June 30, 1994
   10.4  Amendment No. 2 to Letter Agreement, dated as of July 28, 1994
   10.5  Amendment No. 3 to Letter Agreement, dated as of August 3, 1994
   10.6  Mutual Release, dated as of August 4, 1994, between Fidelity Federal
         Bank, Citadel Holding Corporation and certain lenders
   10.7  Mutual Release between Fidelity Federal Bank, Citadel Holding
         Corporation, and The Chase Manhattan Bank, N.A., dated June 17, 1994
   10.8  Loan and REO Purchase Agreement (Primary), dated as of July 13, 1994, between Fidelity Federal Bank and Colony Capital, Inc.
   10.9  Deposit Escrow Agreement, dated as of July 13, 1994, among Colony
         Capital, Inc., Fidelity Federal Bank, and Morgan Guaranty Trust
         Company of New York
  10.10  Real Estate Purchase Agreement, dated as of August 3, 1994, between
         Fidelity Federal Bank and Citadel Realty, Inc.
  10.11  Loan and REO Purchase Agreement (Secondary), dated as of July 12,
         1994, between Fidelity Federal Bank and EMC Mortgage Corporation
  10.12  Deposit Escrow Agreement, dated as of July 13, 1994, between EMC
         Mortgage Corporation, Fidelity Federal Bank, and Morgan Guaranty Trust
         Company of New York
  10.13  Loan and REO Purchase Agreement (Secondary), dated as of July 21,
         1994, between Fidelity Federal Bank and Internationale Nederlanden
         (US) Capital Corporation, Farallon Capital Partners, L.P., Tinicum
         Partners, L.P. and Essex Management Corporation
  10.14  Deposit Escrow Agreement, dated as of July 21, 1994, between Fidelity
         Federal Bank and Internationale Nederlanden (US) Capital Corporation,
         Farallon Capital Partners, L.P., Tinicum Partners, L.P., Essex
         Management Corporation, and Morgan Guaranty Trust Company of New York
  10.15  Purchase of Assets and Liability Assumption Agreement by and between
         Home Savings of America, FSB and Fidelity Federal Bank, FSB, dated as of July 19, 1994
  10.16  Credit Agreement among Citadel Realty, Inc., Citadel Holding
         Corporation and Craig Corporation, dated as of August 2, 1994
  10.17  Promissory Note, dated as of August 2, 1994, by Citadel Realty, Inc.
         in favor of Craig Corporation
  10.18  Guaranty, dated as of August 2, 1994, by Citadel Holding Corporation in favor of Craig Corporation
  10.19  Pledge Agreement, dated as of August 2, 1994, between Citadel Holding
         Corporation and Craig Corporation

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  10.20  Promissory Note, dated August 3, 1994, by Citadel Realty, Inc., in favor of Fidelity Federal Bank
  10.21  Promissory Note, dated July 28, 1994, by Citadel Realty, Inc. in favor of Fidelity Federal Bank
  10.22  Guaranty Agreement, dated August 3, 1994, by Citadel Holding
         Corporation, in favor of Fidelity Federal Bank
  10.23  Unsecured Environmental Indemnity Agreement dated as of August 3,
         1994, by Citadel Realty, Inc., in favor of Fidelity Federal Bank
  10.24  Unsecured Environmental Indemnity Agreement dated as of July 28, 1994, by Citadel Realty, Inc. in favor of Fidelity Federal Bank
  10.25  Registration Rights Agreement dated as of June 30, 1994, between
         Fidelity Federal Bank, Citadel Holding Corporation and certain holders of Class C Common Stock of Fidelity Federal Bank
  10.26  Stockholders Agreement, dated as of June 30, 1994, between Citadel
         Holding Corporation and Fidelity Federal Bank
  10.27  Tax Disaffiliation Agreement, dated as of August 4, 1994, by and between Citadel Holding Corporation and Fidelity Federal Bank
  10.28  Option Agreement, dated as of August 4, 1994, by and between Fidelity
         Federal Bank and Citadel Holding Corporation
  10.29  Assignment of Option Agreement, dated as of August 4, 1994, by and between Citadel Holding Corporation and Citadel Realty, Inc.
  10.30  Amendment No. 2 to Executive Employment Agreement, dated as of August
         4, 1994, between Richard M. Greenwood and Fidelity Federal Bank
  10.31  Amended and Restated Term Note, dated October 29, 1992, by Richard M.
         Greenwood in favor of Citadel Holding Corporation
  10.32  Letter Agreement dated August 4, 1994, between Richard M. Greenwood and Citadel Holding Corporation
  10.33  Amended and Restated Charter S of Fidelity Federal Bank
  10.34  Amended Service Agreement between Fidelity Federal Bank and Citadel
         Holding Corporation dated as of August 1, 1994.
  10.35  Placement Agency Agreement, dated July 12, 1994 between J.P. Morgan
         Securities Inc., Fidelity Federal Bank and Citadel Holding
         Corporation.
  10.36  Side letter, dated August 3, 1994, between Fidelity Federal Bank and
         Citadel Realty, Inc.

  (b) Reports on Form 8-K

  The Company filed a Report on Form 8-K on July 22, 1994 reporting on Item 5. "Other Events."

  The Company filed a Report on Form 8-K on August 4, 1994 reporting on Item 5. "Other Events."

  The Company filed a Report on Form 8-K on August 12, 1994 reporting on Item
  5. "Other Events."

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          CITADEL HOLDING CORPORATION
                                                 Registrant

Date: August 22, 1994                               /s/  STEVE WESSON
                                          _____________________________________
                                                        Steve Wesson
                                                President and Chief Executive
                                                         Officer

Date: August 22, 1994                               /s/  HEIDI WULFE
                                          _____________________________________
                                                         Heidi Wulfe
                                                   Senior Vice President,
                                                      Controller and
                                                  Chief Accounting Officer

                            GRAPHICS APPENDIX LIST

   Page Where
 Graphic Appears              Description of Graphic or Cross-Reference
- - --------------------------------------------------------------------------------

EX-10.28G  Page 44     Exhibit "E"
                       Map showing signs on Sherman Oaks property.

EX-10.28H  Page 36     Map of First, Second and Third Floor of Sherman Oaks
                       premises.

EX-10.28H  Page 39     Exhibit "A"
                       Map of First, Second and Third Floors of the Sherman
                       Oaks premises.

EX-10.28H  Page 45     Exhibit "F"
                       Map showing signs on Glendale property.

EX-10.28I  Page 41     Map of Glendale property.

EX-10.28I  Page 41     Exhibit "A"
                       Standard Office Lease Floor Plan

EX-10.28I  Page 46     Map showing signs on Glendale property.

EX-10.28K1 Page 9      Map showing location of Sherman Oaks property.

EX-10.28K2 Page 8      Map showing location of Glendale property.

EX-10.28K2 Page 14     Map showing location of Glendale property and various
                       notarizations.