Form 10-Q
period 1994-09-30
CITADEL HOLDING CORP
filed 1994-11-21
CIK 716634

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               ________________

                                   FORM 10-Q

                                  (Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1994

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to
                                                  -------    -------

                               _________________

                          CITADEL HOLDING CORPORATION
            (Exact name of registrant as specified in its charter)

                    DELAWARE                                     95-3885184
         (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION                      IDENTIFICATION NO.)

          600 NORTH BRAND BOULEVARD
              GLENDALE, CALIFORNIA                                 91203
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                     (ZIP CODE)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (818) 551-7450

                               _________________

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $.01 per share, and 3% Cumulative Voting Convertible Preferred Stock of Registrant outstanding as of November 10, 1994 was 6,669,924 shares and 1,329,114 shares, respectively.

CITADEL HOLDING CORPORATION

INDEX
- -------------------------------------------------------------------------------

                                                                           PAGE

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Statements of Financial Condition (Unaudited) as
           of September 30, 1994 and December 31, 1993                         1
          Consolidated Statements of Operations (Unaudited) for the
           quarters and nine months ended September 30, 1994 and 1993          3
          Consolidated Statements of Cash Flows (Unaudited) for the
           quarters and nine months ended September 30 , 1994 and 1993         6
          Notes to Consolidated Financial Statements                           9

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   23

Item 2.   Changes in Securities                                               24

Item 3.   Defaults Upon Senior Securities                                     26

Item 4.   Submission of Matters to a Vote of Security Holders                 26

Item 5.   Other Information                                                   26

Item 6.   Exhibits and Reports on Form 8-K                                    26
          a.  Exhibits
          b.  Reports on Form 8-K

                         PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

CITADEL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- -------------------------------------------------------------------

                                           SEPTEMBER 30,   DECEMBER 31,
ASSETS                                       1994            1993

 Cash, federal funds sold and other        $ 2,407         $  145,961
  cash equivalents
 Investment securities held for sale                           92,259
 Mortgage-backed securities held for                           91,108
  sale
 Loans held for sale, at lower of cost                        367,688
  or market
 Loans receivable, net of allowances of
  $64,277 at December 31, 1993                              3,345,695
 Interest receivable                                           23,052
 Investment in FHLB stock                                      52,151
 Other real estate owned                                      153,607
 Premises and equipment, net                                   49,247
 Other receivables                           3,172
 Deferred tax assets                           245              1,247
 Prepaid expenses                              633
 Other assets                                  644             67,504
 Investment in Fidelity Federal Bank        20,486
 Rental properties, less accumulated        19,921
  depreciation

TOTAL                                      $47,508         $4,389,519

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Deposits                                                  $3,368,643
 FHLB advances                                                326,400
 Commercial paper                                             304,000
 Mortgage-backed notes and bonds                              100,000
 Other borrowings                                               3,830
 Amounts due Fidelity Federal Bank         $   131
 Security deposits payable                     157
 Deferred tax liabilities                                      14,564
 Accounts payable/accrued liabilities        1,613             24,679
 Deferred proceeds from bulk sales           4,000
  agreement
 Subordinated notes                                            60,000
 Short-term line of credit                   6,200
 Mortgage note payable                      13,930

           Total liabilities                26,031          4,202,116


See notes to consolidated financial statements.            (Continued)

CITADEL HOLDING CORPORATION AND
SUBSIDIARIES


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS)
- --------------------------------------------------------------------

                                           SEPTEMBER 30, DECEMBER 31,
                                             1994          1993
STOCKHOLDERS' EQUITY:
 Serial preferred stock, per value
  $.01 per share; authorized,
  5,000,000 shares; no shares
   outstanding
 Common stock, par value $.01 per
  share; authorized, 10,000,000
   shares; issued and outstanding,
    6,595,624 shares at September 30,
   1994 and December 31, 1993              $      66     $       66
 Paid in capital                              60,052         60,052
 Retained earnings (deficit)                 (38,641)       127,285

      Total stockholders' equity              21,477        187,403

TOTAL                                      $  47,508     $4,389,519
                                           =========     ==========

See notes to consolidated financial statements.
                                                         (Concluded)

CITADEL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS)
- --------------------------------------------------------------------------------

                                            QUARTER ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                        -------------------       ----------------------
                                           1994     1993             1994      1993
                                                          (UNAUDITED)
REAL ESTATE OPERATIONS:
 Rental income                          $ 811                     $ 811
 Interest income                            1                         1

                                          812                       812
 Real estate operating expenses           451                       451
 Depreciation and amortization            114                       114
 Interest expense                         284                       284

LOSS FROM REAL ESTATE
 OPERATIONS                               (37)                      (37)

FINANCIAL SERVICES OPERATIONS:
 Interest income                                    $69,187                    $221,053
 Interest expense                                    43,767                     139,912

NET INTEREST INCOME                                  25,420                      81,141

 Provisions for estimated loan losses                19,500                      41,500

NET INTEREST INCOME AFTER
 PROVISION FOR ESTIMATED
 LOAN LOSSES                                          5,920                      39,641

NONINTEREST INCOME (EXPENSE):
 Loan and other fees                                  1,432                       4,719
 Gain (loss) on sales of loans, net                     (34)                        586
 Fee income from investment products                    590                       3,556
 Fee income on deposits and other                       744                       2,422
  income
 Provision for estimated real estate                 (4,000)                    (21,000)
  losses
 Real estate operations on specific
  properties                                         (6,433)                    (14,128)
 Gains on sales of mortgage-backed
  securities, net                                       917                       2,460
 Gains on sales of investment
  securities, net                                        17                       1,963

      Total noninterest income (expense)             (6,767)                    (19,422)


INCOME (LOSS) FROM FINANCIAL
 SERVICES OPERATIONS                                   (847)                     20,219

See notes to consolidated financial                                         (Continued)
statements.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS)
- -------------------------------------------------------------------------------

                                            QUARTER ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                        ----------------------    ---------------------
                                           1994        1993          1994        1993
                                                           (UNAUDITED)
ADMINISTRATIVE EXPENSE                  $      221  $   23,489    $    1,006   $   67,676

LOSS OF FIDELITY FEDERAL BANK              (58,908)                 (164,883)

LOSS BEFORE INCOME TAXES -                 (59,166)    (24,336)     (165,926)     (47,457)

INCOME TAX EXPENSE (BENEFIT)                            (9,611)                   (17,622)

NET EARNINGS (LOSS)                     $  (59,166)  $ (14,725)   $ (165,926)  $  (29,835)

NET EARNINGS (LOSS) PER SHARE           $    (8.97)  $   (2.23)   $   (25.16)      $(5.38)

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                             6,595,624   6,595,624     6,595,624    5,544,673
                                        ==========  ==========    ==========   ==========

See notes to consolidated financial statements.

                                                                     (Concluded)

CITADEL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
- -------------------------------------------------------------------------------

                                            QUARTER ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                        ----------------------    ----------------------
                                           1994     1993             1994      1993
                                                           (UNAUDITED)
CASH FLOWS - OPERATING ACTIVITIES:
 Net earnings (loss)                    $(59,166)   $ (14,725)    $(165,926)   $ (29,835)

 Reconciliation of net earnings (loss)
  to net cash from operations:
  Provisions for estimated losses                      23,500                     62,500
  Gains on sales of loans and                            (896)                    (5,005)
   securities
  Capitalized loan origination costs                     (587)                    (1,310)
  Amortization of deferred loan                          (219)                      (876)
   items, net
  Purchases of investment securities                 (142,131)                  (231,960)
   held for sale
  Maturities of investments                           137,619                    172,619
   securities held for sale
  Sales in investment securities held                  27,068                     55,372
   for sale
  Purchases of investment securities
   held
    for trading                                       (85,238)                   (85,238)
  Sales of investment securities held                  85,181                     85,181
   for trading
  Purchases of mortgage-backed
   securities
    held for sale                                     (74,438)                  (129,795)
  Principal repayments of
   mortgage-backed
    securities held for sale                           29,446                     36,179
  Sales of mortgage-backed securities                 107,359                    205,588
   held for sale
  Originations of loans held for sale                 (41,455)                   (84,315)
  Proceeds from sales of loans held                    28,549                     72,738
   for sale
  FHLB stock dividend                                     510                      1,139
  Depreciation and amortization              114        2,306           114        6,774
  Interest receivable decrease                          1,564                      4,808
  Other receivable increase               (3,172)                    (3,172)
  Other assets increase                     (644)      (9,191)         (644)      (4,889)
  Prepaid expense increase                  (633)                      (633)
  Deferred tax asset increase               (245)                      (245)
  Deferred income taxes decrease                       (3,931)                    (4,420)
  Interest payable increase (decrease)                  2,484                        731
  Amounts due Fidelity increase              131                        131
  Security deposits payable increase         157                        157
  Other liabilities and deferred
   income increase (decrease)              1,613       (4,609)        1,613      (21,379)
  Deferred proceeds from Bulk Sales        4,000                      4,000
   agreement



 Other, net                                              (374)                      (805)
 Writedown of investment in Fidelity      52,811                     52,811
 Deconsolidation of Fidelity               5,380                    111,959

        Operating cash flows, net            346       67,792           165      103,802

CASH FLOWS - INVESTING ACTIVITIES:
 Purchases of investment securities                   (71,287)                   (96,280)
 Maturities of investment securities                   56,400                     86,400
 Principal repayments of mortgage-backed
  securities                                                                       5,537
 Loans receivable, net decrease                        65,606                    131,060

See notes to consolidated financial
statements.
                                                                              (Continued)

CITADEL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
- -------------------------------------------------------------------------------

                                            QUARTER ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                        --------------------      ----------------------
                                           1994     1993             1994      1993
                                                           (UNAUDITED)

 Real estate investment (additions)     $(19,997)   $   (369)     $ (19,997)   $   2,840
  dispositions, net
 Sales of real estate                                 12,921                      30,705
 Premises and equipment (additions),                  (1,259)                     (4,615)
  net
 Other, net                                             (475)                     (2,006)

         Investing cash flows, net       (19,997)     61,537        (19,997)     153,641

CASH FLOWS - FINANCING ACTIVITIES:
 Demand deposits and passbook savings,
  net increase (decrease)                             (7,405)                    (50,930)
 Certificate accounts, net increase                   85,368                    (103,496)
  (decrease)
 Proceeds from FHLB advances                          40,000                     200,000
 Repayment of FHLB advances                          (75,000)                   (425,000)
 Short-term borrowings increase            6,200     (52,700)         6,200      309,301
  (decrease)
 Mortgage note increase                   13,930                     13,930
 Repayments of long-term borrowings                  (62,000)                   (162,000)
 Loan fee increase                          (175)                      (175)
 Proceeds from stock rights offering,                                             31,378
  net

 Financing cash flows, net                 19,955     (71,737)        19,955    (200,747)
 Less cash and cash equivalents of
  Fidelity at beginning of period        (90,747)                  (143,677)
      Net increase (decrease) in
       cash and cash equivalents         (90,443)      57,592      (143,554)      56,696
      Cash and cash equivalents at
       beginning of period                92,850      109,366       145,961      110,262

CASH AND CASH EQUIVALENTS AT            $  2,407     $166,958     $   2,407    $ 166,958
 END OF PERIOD

SUPPLEMENTAL CASH FLOW INFORMATION -
 Cash paid during the period for:
  Interest on deposits, advances and    $     51     $ 39,545     $      51    $ 133,439
   other borrowings
  Income taxes                                          1,139                      1,184

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Additions to real estate owned                        65,383                    123,033
 Transfers from investment portfolio to
  held-for-sale portfolio:
   Loans receivable                                                                4,314
   Investment securities                                                          37,486
   Mortgage-backed securities                                                    224,688


See notes to consolidated financial statements.
                                                                    (Concluded)

CITADEL HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1994
- -------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    On August 4, 1994, Citadel Holding Corporation ("Citadel") completed a restructuring (together with the other transactions described below, the "Restructuring") in which, among other things, Citadel's ownership interest in Fidelity Federal Bank, a Federal Savings Bank ("Fidelity" and the "Bank"), was reduced from 100% to approximately 16%. The reduction was a result of Fidelity issuing and selling to investors in a public offering shares of Class A and Class C common stock ("FFB Class A Common Stock" and "FFB Class C Common Stock," respectively). Citadel's investment in Fidelity was reclassified into 4,202,243 shares of Class B common stock of Fidelity ("FFB Class B Common Stock" or, together with FFB Class A Common Stock and FFB Class C Common Stock, "FFB Common Stock"). As a result (and, for purposes of the financial statements contained in this report, effective January 1, 1994), Citadel no longer consolidates Fidelity in its financial statements; rather it accounts for its investment on the cost basis. In addition, several other significant events occurred in the Restructuring, including:

    a. Citadel sold to Fidelity all of the stock of Gateway Investment Services, Inc., previously a wholly-owned subsidiary of Citadel ("Gateway").

    b. A newly-formed subsidiary of Citadel, Citadel Realty, Inc. ("CRI"; Citadel and its subsidiaries, including CRI, are referred to herein as the "Company"), purchased four real properties (the "Citadel Purchase Assets") from Fidelity for a purchase price of $19.8 million of which $13.9 million was financed by Fidelity on a secured basis and the balance of which was financed by Craig Corporation, a significant stockholder of Citadel ("Craig"), under a short-term line of credit (the "Citadel Purchase").

    c. Citadel received from Fidelity by way of dividend (i) one-year transferable options (subsequently contributed to CRI) to acquire two office buildings (the "Office Buildings") used in the operations of Fidelity (including its headquarters buildings) for an aggregate exercise price of $9.3 million (the "Office Building Options"), portions of which buildings would be leased back by Fidelity upon exercise of such options, and (ii) Fidelity's interest in a lawsuit filed against the former carrier of Fidelity's directors' and officers' insurance policies, involving certain coverage and indemnity issues (the "D&O Litigation");

    d. Citadel and Fidelity entered into a Stockholders' Agreement (the "Stockholders' Agreement"), under which, among other things, Citadel must reimburse the Bank for certain losses that may be incurred by the Bank as a result of certain environmental and other representations (the "Recourse Representations") made by the Bank in connection with bulk sales (the "Bulk Sales") of loans and other assets ("Bulk Sale Assets") to certain third parties in connection with the Restructuring. Subject to the $4 million limit, the Stockholders' Agreement requires Citadel to reimburse the Bank for losses incurred by the Bank in either repurchasing Bulk Sale Assets in the event of breached Recourse Representations or curing such breaches (the "Bulk Sale Indemnity").


    The foregoing historical information for the three and nine months ended September 30, 1994 presents the Company's results of operations for the two months subsequent to the closing of the Restructuring (the "closing") separate from the results of operations of the Company (including Fidelity and Gateway) prior to the Restructuring.

    For the period prior to the closing of the Restructuring, administrative expenses have been recorded consistent with previous allocations made to Citadel by Fidelity. Subsequent to the closing, Citadel's investment in Fidelity has been accounted for under the cost basis of accounting.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of various normal accruals) necessary to present fairly its financial position, its results of operations and its cash flows. The results of operations for the nine month period ended September 30, 1994 are not indicative of the results of operations to be expected for the entire year of 1994.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with the MD&A as of December 31, 1993 and for the year then ended.

2.  LOSS OF FIDELITY FEDERAL BANK

    Effective August 4, 1994, Citadel is carrying its investment in Fidelity on the cost basis. Prior to that date, Fidelity was consolidated with Citadel for financial statement purposes. The loss of Fidelity is reflected as a single line item in the 1994 statement of operations.

    The loss of Fidelity for the periods below consisted of the following:

                                                       Three
                                                       Months          Nine Months
                                                       Ended              Ended
                                                     -----------------------------
                                                        September 30, 1994
                                                     -----------------------------
                                                           ($ in 1,000)
    Loss from operations through August 4, 1994           $ 6,097         $112,072
    Write-down of investment in Fidelity                   52,811           52,811
                                                     ------------    -------------
                                                          $58,908         $164,883
                                                     ============    =============

    The write-down of the investment in Fidelity of $52,811,000 is based on 4,202,243 shares of Class B Common Stock received in the Restructuring at $4.875 per share, or a total value of $20,486,000. Such amount per share was deemed to be the fair value giving effect to the Bank's operating results for the third quarter of 1994 and the current trading range of FFB Class A Common Stock. Included in the write-down of the investment in Fidelity is the effect of the proceeds received from the settlement of the D&O Litigation, the write-down on uncollectible loans, and the deferral of a portion of the proceeds received from the Bulk Sale Asset agreement relating to the Bulk Sale Indemnity. Reference is made to Fidelity's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 for further information regarding the results of operations of Fidelity for the periods covered hereby. Such report has been filed as an exhibit to this report.



                                  * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTRUCTURING AND THE RESTRUCTURED COMPANY

On August 4, 1994, the Company completed a Restructuring described under "Item 1-Financial Statements-Note 1-Basis of Presentation" above. The Restructuring included a public offering by Fidelity of 21, 577,141 shares of FFB Common Stock, which resulted in the reduction of Citadel's equity interest in Fidelity from 100% to approximately 16%. Information contained in this Form 10-Q regarding the Bank (including information regarding the Bank's policies, procedures and plans) was provided to Citadel by Bank personnel and is included herein based upon assurances by the Bank as to the accuracy of such information. As a result of the Restructuring, Citadel no longer wholly-owns the Bank and is not in a position to verify the accuracy of such information.

The results of the Restructuring are materially less favorable to the Company than had been previously anticipated primarily due to limited equity investor interest associated with the lingering uncertainty of the California economy, the results of the January 1994 Northridge earthquake, the higher than expected costs of Restructuring, continued weakness exhibited by Fidelity's loan portfolio, and the less than anticipated proceeds of the Bulk Sales. Other contributing factors included the effect of recent interest rate increases and the costs associated with the redemption by Fidelity of certain subordinated notes in connection with the Restructuring. Citadel continues to be registered as a Savings and Loan Holding Company subject to examination and regulation by the Office of Thrift Supervision ("OTS"). While Citadel does not currently participate in the management and direction of Fidelity, Citadel intends to continue its registration as a savings and loan holding company in order to be in a position to better protect its investment in Fidelity. At the present time, this investment constitutes approximately 43.1% of the book value of Citadel's assets and 95.4% of Citadel's book net worth.

Following is additional information regarding the Restructuring and related transactions. The descriptions below of the documents entered into by the Company in connection with the Restructuring are necessarily summary in nature and are qualified in their entirety by the complete terms and conditions of such documents, which documents have been filed as exhibits to Citadel's Form 10-Q for the quarter ended June 30, 1994.

Citadel Purchase

The Citadel Purchase Assets included three apartment complexes totaling 388 units located in Southern California, purchased for $13.9 million, and a 178,000 square foot office building in Phoenix, Arizona, purchased for $5.9 million.

Fidelity has financed $13.9 million of the purchase price of three of the four Citadel Purchase Assets by making three separate loans to CRI secured by the respective properties. With respect to each of two of the apartment complexes, Fidelity has extended a 10-year loan, amortizing over 30 years, at an adjustable rate of interest tied to the one-year Treasury rate plus approximately 3.70% per annum, with an initial interest rate of 7.25%. The loan secured by the office building has a seven-year term, amortizing over 25 years, with an adjustable rate of interest tied to the six-month LIBOR rate plus 4.50% per annum, with an initial rate of 9.25% per annum. This loan is guaranteed by Citadel. In addition, CRI borrowed $6.2 million from Craig under an $8.2 million line of credit (the "Craig Line of Credit") to finance the balance of the purchase price of the Citadel Purchase Assets. See "Craig Line of Credit" below.

The table below provides an overview of the Citadel Purchase Assets owned by the Company at the end of the third quarter of 1994.

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                LAST APPRAISAL
                                                                                                         ---------------------------
                                         UNITS/SQUARE        % LEASED AT                     REMAINING     APPRAISED  APPRAISAL DATE
          ADDRESS               TYPE         FEET              9/30/94     MAJOR TENANTS    LEASE TERMS      VALUE
- ------------------------------------------------------------------------------------------------------------------------------------
ARBOLEDA                      Office/         178,000            99.8         American        1-5 Yrs.       /(1)/     June 30, 1994
1661 Camelback Rd.,          Restaurant                                       Express
Phoenix, Arizona
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                None                         /(2)/     June 16, 1994

VESELICH                     Apartment          216              91.2                         6-12 months
3939 Veselich Ave.                            176,000
Los Angeles, California
- ------------------------------------------------------------------------------------------------------------------------------------


PARTHENIA                    Apartment           27              44             None          6-12 months    /(3)/     Nov. 12, 1993

21028 Parthenia                                26,000
Canoga Park, California
- ------------------------------------------------------------------------------------------------------------------------------------


WESTERN                      Apartment          145              99.3           None          6-12 months              June 14, 1994

23200 S. Western Ave.                          98,000
Harbor City, California
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                               TOTAL
                                                                                             APPRAISED      $25.635
                                                                                               VALUE:       million
- ------------------------------------------------------------------------------------------------------------------------------------

NOTES
- -----

     (1) This appraisal was prior to American Express' announcement that they will leave this facility in February 1997. The appraisal assumed that American Express exercises an extension option under the lease to 2002.
     (2)  "As is" value.
     (3) Of the 27 units in this complex, 21 were significantly damaged in the January 1994 Northridge earthquake. The appraisal predates the earthquake.

Due to the complexity of valuing real estate and changing market conditions, the values provided by independent appraisers are indicative only and do not take into account, among other things, changes in market condition, tenancy renewals and other significant events.

     Arboleda, Phoenix

     Although this property was 100% leased at September 30, 1994, American Express Company, which occupies 58% (100,098 sq. ft.) of the property, announced that it does not intend to renew at the expiration of the current term in February 1997. While management believes that the leasing market in Phoenix will continue to strengthen, it is anticipated that significant capital expenditures would be necessary to relet the American Express space and that the space would remain vacant for some time. With the uncertainty regarding the American Express lease and certain planning issues on an adjacent site, management believes it to be unlikely that proceeds would be maximized by a current disposition.

     Veselich, Los Angeles

     While the occupancy rate of this property in the last 12 months has ranged from 80% to 95%, this property has historically experienced considerable turnover of tenants. This has resulted in high overhead and reduced cash flows. Management is planning to address this issue by carrying out deferred maintenance, increasing marketing expenditures and improving diligence on prospective tenants. It is expected that the property will be stabilized at near to full occupancy in some time in 1995, but there can be no assurance on this point.

     Parthenia, Canoga Park

     Of the 27 units in this complex, 21 were significantly damaged in the January 1994 Northridge earthquake. The Company has since completed appropriate repairs. The apartment complex remained 33% occupied during the earthquake renovation, and occupancy had increased to 44% by September 30, 1994. It is anticipated that it will take 6 - 12 months to complete the releasing of the property.

     Western, Harbor City

     During the last several months, this property has consistently operated at 99% occupancy with low tenant turnover. Nonetheless, this property is held for sale since it does not meet the Company's criteria for retention.

Craig Line of Credit

In order to acquire the Citadel Purchase Assets, CRI borrowed $13.9 million from Fidelity (see "Citadel Purchase" above) and $6.2 million from Craig. The amounts borrowed from Craig were part of the $8.2 million Craig Line of Credit. The Craig Line of Credit is guaranteed by Citadel, which guarantee is secured by a pledge of all of the stock of CRI and a negative pledge of all of the assets of Citadel.

The Craig Line of Credit matures and is due and payable in full on August 5, 1995, subject to CRI's right, if it satisfies certain conditions and pays an extension fee, to extend the line for an additional six months to February 5, 1996. Borrowings under the Craig Line of Credit bear interest at prime plus

3%, and there is a 0.5% annual fee on the average undrawn balance under the line. CRI paid a 2.5% commitment fee at origination of the Craig Line of Credit, and, if CRI were to elect to extend the maturity date of the line, it would be required to pay a 1% extension fee. The Craig Line of Credit was recently restructured with $5.25 million of the outstandings being converted into preferred stock and the availability under the line of credit being reduced to $950,000, all of which is currently outstanding. See Item 2, below.

James J. Cotter, the Chairman of the Board, also is the Chairman of the Board and a director of Craig. S. Craig Tompkins, the Vice-Chairman of the Board, Secretary, Treasurer and Principal Accounting Officer of Citadel, is also the President and a director of Craig. As of September 30, 1994, Craig owned approximately 9% of the outstanding common stock of Citadel ("Common Stock"), and made the Craig Line of Credit available to facilitate the Restructuring and Recapitalization. The Craig Line of Credit was approved by the full Board of Directors of Citadel as a part of the Restructuring, with Messrs Cotter and Tompkins abstaining. In the absence of the Craig Line of Credit, Citadel would not have been able to purchase the Citadel Purchase Assets.

Office Building Options

As part of the Restructuring, Citadel also acquired by way of dividend the Office Building Options, which were assigned to CRI. The Office Buildings subject to the Office Building Options are located in Glendale (the "Glendale Building") and in Sherman Oaks (the "Sherman Oaks Building"), respectively, and the aggregate exercise price of the Office Building Options is $9.3 million, which is equal to the aggregate net book value of the Office Buildings as of June 30, 1994 on the books of Fidelity. At September 30, 1994, the Company did not have the financial resources available to exercise these options.

The table below provides an overview of the Office Buildings:

                                                 UNITS/SQUARE       % LEASED AT
           ADDRESS                    TYPE          FEET              9/30/94              MAJOR TENANTS          LEASE TERM
- -------------------------------------------------------------------------------------------------------------------------------
GLENDALE                              Office      89,000                100           Fidelity; Public Storage            (1)
BUILDING
600 North Brand Blvd.,
Glendale, California
- -------------------------------------------------------------------------------------------------------------------------------
                                      Office      26,300                100           Fidelity                    7 years (2)
SHERMAN OAKS
BUILDING
14455 Ventura Blvd., Sherman Oaks,
California
- -------------------------------------------------------------------------------------------------------------------------------

NOTES:
- ------

(1) For Fidelity, 10 years from the exercise of the Office Buildings Option; for Public Storage, to 1996.
(2)  7 years from the exercise of the Office Buildings Option.

Third-party appraisals on the Office Buildings indicate that the market value of the Office Buildings could be up to $3 million above the exercise price of the Office Building Options, before costs the Company would incur in connection with the exercise, which may be significant.

The following provides certain additional information regarding the Office
Buildings:

     Glendale Building

     This is the headquarters building of Fidelity. Management continues to evaluate the property, including ascertaining the likely costs of repairing the January 1994 Northridge earthquake damage to the car parking structure and whether the main structure was damaged in that earthquake.

     Upon exercise of the Office Building Option with respect to this property, Citadel and Fidelity would enter into a 10-year, full service gross lease for four of the six floors of the building the terms of which have been fully negotiated, except that, if the option were to be exercised after February 4, 1995, the rental rates would be adjusted to market rentals and would be subject to OTS approval. The rental rate of the first five years of the lease term would be approximately $26,600 per month including parking for the ground floor and approximately $75,000 per month including parking for the fourth, fifth and sixth floors. This lease would provide for annual rental increases at the lower of the increase in the Consumer Price Index ("CPI") or 3%. After the first five years of the lease term, the rental rate for the ground floor will be adjusted to the higher of the then current market rate or the prevailing rental rate in the fifth year of the lease and the rental rate for the upper floors would be adjusted to the higher of the then current market rate or $1.50 per square foot increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity would have the option to extend the lease of the ground floor for two consecutive five year terms at a market rental rate and would have the option to purchase the Glendale Building at a market rate at the expiration of the lease term, provided that Citadel then owns the building.

     While management believes that the Glendale Building is well situated, the value of both Office Buildings is tied in significant part to the credit-worthiness and future prospects of Fidelity. Management has tentatively decided to pursue the exercise of the option with respect to this building. No financing commitment has yet been obtained.

     Sherman Oaks Building

     This property was heavily damaged in the Northridge earthquake. Renovation work required by the earthquake has been completed and Fidelity is now operating a branch in the building.

     Upon exercise of the Office Building Option with respect to this property, Fidelity and Citadel would enter into a seven-year, triple net, master lease the terms of which have been agreed upon, except that, if the option were to be exercised after February 4, 1995, the rental rates would be adjusted to market rentals and would be subject to OTS approval. Fidelity would pay approximately $29,950 per month in rent, including parking. The rental would increase each year at the lower of the increase in the CPI or 4%. At the expiration of the master lease term, Fidelity would have the option to enter into a lease of the ground floor for two consecutive five year terms at a market rental rate.

     Management has determined that the property does not meet its criteria for retention. Consequently, the property has been listed for sale. The Company has made a preliminary determination to exercise the Office Building Option with respect to this building and expects to finance the exercise from cash on hand.

D&O Litigation

In connection with the Restructuring, Fidelity also transferred to Citadel its interest in the D&O Litigation. Fidelity had obtained a substantial monetary judgment against the defendant insurance carrier, which was reversed and remanded by the Ninth Circuit Court of Appeals in December 1993. On remand, the trial court rendered a subsequent judgment in favor of Fidelity of approximately $2.9 million. In October, 1994, Citadel received $2.5 million cash in final settlement of this litigation. A receivable for such amount was recorded as of September 30, 1994.

Bulk Sale Indemnity

Deferred proceeds in the amount of $4 million have been included in the September 30, 1994 balance sheet, representing the contingent liability of Citadel under the Bulk Sale Indemnity. As of November 15, 1994, Fidelity had made claims for approximately $3.9 million under that indemnity. The Company has not yet determined the extent to which, if any, these claims are meritorious.

Description of FFB Class B Common Stock

Under the terms of the Amended and Restated Charter S of Fidelity (the "Amended Charter"), Citadel, as holder of FFB Class B Common Stock, is entitled to limited voting rights. Holders of FFB Class B Common Stock are permitted to vote only (i) with respect to any amendment, modification or waiver of the Amended Charter that would adversely affect the rights of the FFB Class B Common Stock (including, without limitation, any increase or decrease in the percentage of shares of FFB Class B Common Stock outstanding required to approve any such amendment, modification or waiver), in which case any such amendment, modification or waiver will not be effective without the prior affirmative vote of the holders of the majority of the FFB Class B Common Stock at the time outstanding voting as a separate class and (ii) on a merger or consolidation of the Bank or a sale or exchange of all or substantially all of the assets of the Bank on which the holders of FFB Class A Common Stock have the right to vote, in which event the holders of FFB Class A Common Stock and FFB Class B Common Stock will vote together as one class, (iii) together with the holders of the FFB Class A Common Stock and the FFB Class C Common Stock, voting as a single class, on any dissolution of the Bank or (iv) as otherwise required by law.

The holders of FFB Class B Common Stock are entitled to receive dividends pari passu with the holders of FFB Class A Common Stock and FFB Class C Common Stock, out of funds legally available therefor, subject to the restrictions of the Bank's regulators and the payment of preferential amounts of which any class of stock having preferences over the FFB Common Stock is entitled. Upon liquidation, dissolution or winding up of the Bank, holders of the FFB Class B Common Stock are entitled to share ratably and pari passu with holders of FFB Class A Common Stock and FFB Class C Common Stock in all assets remaining after the payment of all liabilities of the Bank and of any preferential amounts to which any class of stock having preferences over the FFB Common Stock is entitled.

Upon the sale or transfer of any shares of FFB Class B Common Stock by Citadel to any person that is not an affiliate of Citadel, such transferred shares will automatically be converted into shares of FFB Class A Common Stock. In addition, any outstanding shares of FFB Class B Common Stock will automatically be converted into shares of FFB Class A Common Stock if such outstanding shares represent less than 10% of the total outstanding FFB Common Stock on a fully-diluted basis. The conversion rate for the FFB Class B Common Stock will be one-to-one.

Pursuant to a Registration Rights Agreement entered into with the Bank (the "Registration Rights Agreement"), Citadel and any person who acquires shares of FFB Class B Common Stock or FFB Class A Common Stock issuable upon conversion of the shares of FFB Class B Common Stock (the "Registrable Securities") is entitled to certain registration rights with respect to such shares, subject to the terms and conditions of the Registration Rights Agreement. At any time on or after the end of the first fiscal year ending after the closing of the Reorganization and before March 31, 1998, the holder or holders of more than 50% of the Registrable Securities may require the Bank to register all or a portion of the Registrable Securities under OTS regulations, subject to certain restrictions, provided that no registration statement filed by the Bank pursuant to any such demand shall become effective prior to the date of filing by the Bank of its Annual Report on Form 10-K for the first fiscal year ending after the date of the Closing (the "Form 10-K Filing Date"). No more than three demands may be made pursuant to such registration rights. Furthermore, if, at any time before March 31, 1999, the Bank proposes to register any of its FFB Common Stock under the OTS regulations for purposes of an offering or sale in a primary or secondary offering, the Bank may be required to include any or all shares of Registrable Securities as directed by the holders thereof. Subject to certain limitations, the Bank is required to bear all registration and selling expenses in connection with the registration of the Registrable Securities.

The Stockholders' Agreement provides restrictions on the transfers of shares of FFB Class B Common Stock. Except pursuant to the exercise of its registration rights described above, no holder of FFB Class B Common Stock may sell publicly shares of FFB Class B Common Stock representing more than 5% of the total outstanding Common Stock of the Banks on a fully-diluted basis during any 30-day period without the prior approval of the Board of Directors of the Bank. In addition, if shares of FFB Class B Common Stock representing more than 5% of the total outstanding FFB Common Stock on a fully-diluted basis are proposed to be sold privately to any person or, if after giving effect to such private sale, the transfers (including any of the transferee's affiliates or any "group" (as defined) of which the transferee is a member) would own more than 5% of the outstanding Common Stock of the Bank on a fully diluted basis, then except in connection with distributions by Citadel of such shares to its stockholders, Fidelity will have an assignable right of first refusal with respect to the shares of FFB Class B Common Stock proposed to be sold. Upon any distribution of FFB Class B Common Stock by Citadel to its stockholders, by dividend or otherwise, any Citadel stockholder will be entitled to convert all or portion of the shares of FFB Class B Common Stock so distributed to the extent that such shares when added to all other shares of FFB Class B Common Stock owned immediately prior to the distribution by such stockholder and any shares of FFB Class B Common Stock owned immediately prior to the distribution by all other members of any "group" of which such stockholder is a member, do not exceed five percent of all outstanding shares of FFB Common Stock of the Bank.

In addition, for a period commencing six months after the Closing and ending 18 months after the Closing, Fidelity has the right to redeem, subject to the approval of OTS and the approval of the stockholders of Citadel, any outstanding shares of FFB Class B Common Stock owned by Citadel or its affiliates (each a "Citadel Person"), in excess of the number of shares of FFB Common Stock held by the then largest stockholder of the Bank (other than Citadel), at a redemption price (the "Redemption Price") equal to either (a) 110% of the market price of the FFB Class A Common Stock, assuming it is then listed on a national securities exchange or admitted for quotation on the National Association of Securities Dealers Automated Quotation System, or
(b) if the FFB Class A Common Stock is not so listed or quoted 100% of the book value per share of all FFB Common Stock as of the most recent quarterly balance sheet date; provided that no such redemption shall be made in anticipation of any merger, consolidation, sale of all or substantially all of Fidelity's assets, distribution (other than any ordinary cash dividend), or any other transaction involving the receipt by holders of any class of FFB Common Stock of any cash or other property. Fidelity will be required to notify each Citadel Person holding shares of FFB Class B Common Stock of its intention to exercise such right to redeem shares. After receiving such notice, such Citadel Person will have the option to distribute any or all of the shares of FFB Class B Common Stock it owns to its stockholders, in which case Fidelity will redeem only the shares of FFB Class B Common Stock, if any, not so distributed by such Citadel Person.

Tax Sharing

The tax sharing agreement between Citadel and Fidelity was terminated prior to the Closing. At the Closing, Citadel and Fidelity entered into a tax disaffiliation agreement (the "Tax Disaffiliation Agreement") that sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local and foreign taxes for periods before and after the Closing and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits. In general, under the Tax Disaffiliation Agreement, Fidelity will be responsible for (1) all adjustments to the tax liability of Fidelity and its subsidiaries for period before the Closing to operations of Fidelity, (ii) any tax liability of Fidelity and its subsidiaries for the taxable year that begins before and ends after the Closing in respect of that part of the taxable year through the end of the date of the Closing, and (iii) any tax liability of Fidelity and its subsidiaries for periods after the Closing. For this purpose, Gateway is deemed to be a subsidiary of Fidelity at all relevant times and any liability for taxes for such period ending on or before the Closing shall be measured by Citadel's actual liability for taxes for such period, after applying tax benefits otherwise available to Citadel attributable to such period. With certain exceptions, Fidelity will be entitled to any refunds of taxes relating to its tax liabilities.

In general, Citadel will be responsible for all tax liabilities of Citadel and its subsidiaries (other than Fidelity and its subsidiaries) for all periods prior to disaffiliation. Citadel will be entitled to any refunds of taxes relating to its liabilities.

Management

Steve Wesson has been appointed as President and Chief Executive Officer of the Company. Mr. Wesson was initially retained to develop a plan for the retention by Citadel of approximately $500 million in gross book value of the assets ultimately sold to third parties in the Bulk Sales. From 1989 until he joined the Company in 1993, Mr. Wesson served as CEO of Burton Property Trust Inc., the U.S. real estate subsidiary of The Burton Group PLC. In this position he was responsible for the Restructuring and eventual disposal of the company's assets in the U.S. Mr. Wesson succeeds Richard M. Greenwood, who resigned from his positions with Citadel and continues as the President and Chief

Executive Officer of Fidelity. All officers of Citadel, other than Heidi Wulfe, Senior Vice President, Controller and Chief Accounting Officer, resigned their offices effective as of the Closing. Ms. Wulfe resigned her positions with Citadel effective August 23, 1994. On September 15, 1995, S. Craig Tompkins was appointed Secretary, Treasurer and Principal Accounting Officer of Citadel.

Upon the closing of the Restructuring, Directors Donald Boulanger, Mel Goldsmith, Richard M. Greenwood and Zelbie Trogden resigned as directors of Citadel and Fidelity and Ralph B. Perry III resigned as a Director of Fidelity. Directors Peter W. Geiger and Alfred Villasenor, Jr. resigned as directors of Fidelity but, along with Directors James J. Cotter and S. Craig Tompkins (who were not directors of Fidelity) will continue as directors of Citadel. Steve Wesson was also elected as a Citadel Director. Messrs. Goldsmith, Greenwood and Perry were reelected as directors of Fidelity along with five new directors not previously associated with the Company, who were elected effective upon the Closing. Mr. James J. Cotter will continue as the Chairman of the Board of Citadel, and Norman Barker, Jr., a former Chairman of the Board of Directors of First Interstate Bank of California, became the Chairman of the Board of Fidelity.

Citadel Loan to Former Chief Executive Officer

As part of Mr. Greenwood's compensation package when the joined Citadel, Citadel extended an interest-free loan to Mr. Greenwood in the amount of $240,000, payable on demand. The loan was made principally to refinance a loan extended to Mr. Greenwood by his previous employer. At the Closing, this loan was converted into a 2-year term loan, with 9% interest accrual to commence 6 months after the Closing. Accrued interest is payable monthly in arrears.

BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY OF THE COMPANY

In prior periods, Citadel has relied almost exclusively on Fidelity and Gateway for its liquidity needs. As a result of the Closing of the Restructuring on August 4, 1994, Fidelity and Gateway have ceased to be subsidiaries of Citadel, and Citadel and its wholly-owned subsidiary CRI can no longer rely on these companies for liquidity.

Management of the Company is currently evaluating the assets and opportunities available to the Company with a view to developing a new business plan. Management currently anticipates that the Company will (i) seek to dispose of its FFB Class B Common Stock, (ii) work to maximize the value of its current real estate holdings and (iii) exercise the options to purchase the Office Buildings. However, no final conclusions have been reached regarding any of the foregoing aspects of such business plan.

The Company expects that its sources of funds in the near term will include cash on hand ($2.4 million on September 30, 1994 and including $2.5 million collected after that date in settlement of the D&O Litigation), cash flow from the operations of its real estate properties, if any, and proceeds from asset sales. Although, the Company has no right to require its FFB Class B Common Stock to be registered for sale until the Form 10-K Filing Date (which is not expected to occur prior to March 31, 1995), management is actively exploring ways in which to dispose of these securities and reduce its exposure to Fidelity.

Uses of funds are expected to include (i) funding of the exercise price of the Office Building Options, (ii) capital expenditures with respect to the Company's real estate assets, (iii) operating expenses, (iv) any amounts that may become payable under the $4 million Bulk Sale Indemnity and (iv) debt service under the Craig Line of Credit and the loans obtained from Fidelity to finance the acquisition of the four Citadel Purchase Assets.

As discussed above, the Craig Line of Credit matures on August 5, 1995, subject to possible extension. All amounts outstanding thereunder (approximately $950,000 at November 18, 1994) will become due and payable on the maturity date. Current sources of funds may or may not be sufficient to make such payment. Management is currently exploring ways of raising additional cash (among other things in order to retire the remaining Craig Line of Credit and to exercise the Office Building Options), including asset sales, refinancings and equity and debt offerings or a combination of the foregoing. The Company believes that the above sources of funds will be sufficient to cover its basic operating needs for at least 12 months; however there can be no assurance that the Company will be able to raise additional funds sufficient to cover its other cash needs or that it will be able to do so on favorable terms.

FINANCIAL HIGHLIGHTS

As discussed throughout this report, upon closing of the Restructuring on August 4, 1994, the Company's operations changed from a financial services holding company to a company whose principal assets consist of shares in Fidelity and real estate. As a result, textual comparisons between the Company's operating results for the quarter and nine months ended September 30, 1994 and the equivalent periods during 1993 are not meaningful and have been omitted.

                         PART II -   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On November 7, 1994, Dillon Group commenced an action in the Court of Chancery of the State of Delaware (the "Delaware Action") against Citadel, its directors and Craig seeking an order declaring that shares of Citadel issued to Craig on October 21, 1994 (see Item 2 - "Changes of Securities," below) were not properly issued and enjoining Craig from voting such shares or counting such shares towards a quorum at the Annual Meeting scheduled for December 12, 1994, determining that any shares issued by Citadel after November 4, 1994 shall not be voted or counted towards a quorum at the Annual Meeting, and preliminarily and permanently enjoining the directors of Citadel from issuing any shares of stock of Citadel prior to the Annual Meeting. After a hearing, the Court denied the application on the ground that Dillon had failed to make an adequate record justifying the relief sought without prejudice to renewal of an application for preliminary relief if additional shares of Citadel are issued. The Court has set January 4, 1995 as the trial date for this action. On November 14, 1994, the Dillon Group amended its Complaint to include challenges to the issuance to Craig of certain shares of Preferred Stock on November 11, 1994. See Item 2, below. Citadel and its directors believe this case is without merit and intend to vigorously defend themselves. As discussed below, the Board of Directors believes that the issuances of shares to Craig are in the best interests of Citadel and its stockholders. On November 16, 1994, Citadel filed certain counter claims in the Delaware Action seeking to invalidate any election of Dillon Group's nominees based upon a consent solicitation initiated by Dillon Group and a bylaw amendment proposed by Dillon Group. Citadel also filed a lawsuit in the United States District Court for the Central District of California (the "Federal Action"), against the Dillon Group and the Dillon nominees seeking injunctive relief against each defendant pursuant to Section 13(d) of the Securities Exchange Act of 1934 on the ground that defendants have failed to disclose and have misrepresented various material facts required to be disclosed in filing with the SEC under Section 13(d).

ITEM 2.    CHANGES IN SECURITIES

     Issuance of Common Stock

     Commencing shortly after the Restructuring, Citadel began to explore with Craig the possibility of Craig making an additional equity infusion in Citadel for working capital purposes. Citadel formed a special committee (the "Special Committee") of the independent directors of the Board (which included all of the directors other than Messrs. Cotter and Tompkins) to negotiate the terms of such an equity infusion. On October 21, 1994, Citadel, after approval by the Special Committee, issued 74,300 shares of Common Stock, to Craig at a purchase price of $3.85 per share. The transaction provided capital to Citadel and increased Craig's equity stake in Citadel to just above 10%. Because Citadel has remained a registered savings and loan holding company following the Restructuring, acquisition of more than 10% of Citadel's equity can require the approval of the OTS. Craig advised Citadel that it previously received such OTS approval, and that such approval would expire on October 23, 1994 unless Craig's equity interest increased above 10% prior to its expiration. Once Craig's equity interest exceeded 10%, however, Craig would be permitted under its OTS approvals to acquire additional equity in Citadel without obtaining additional OTS approvals. Accordingly, this transaction both increased Citadel's working capital and preserved Craig as a potential source of future equity financing without new OTS approval. On November 17, 1994, Citadel shares closed at $3-7/16.

     Issuance of Preferred Stock In Debt Restructuring

     On November 10, 1994, Citadel issued 1,329,114 shares (the "Preferred Shares") of 3% Cumulative Voting Convertible Preferred Stock to Craig at a price of $3.95 per share (the "Debt Restructuring"). Payment was made in the form of cancellation of $5,250,000 of indebtedness owed to Craig under the Craig Line of Credit. In connection with the Debt Restructuring, the Craig Line of Credit was reduced to $950,000, all of which is currently drawn.

     The Debt Restructuring was reviewed and approved by the Special Committee. The members of the Special Committee determined that, without the issuance of the Preferred Shares, Citadel would likely be forced to liquidate its assets, including its shares of Fidelity, under a "distress sale" circumstance to pay the indebtedness under the Craig Line of Credit, thereby reducing prospects for maximizing the value of Citadel's assets. The Special Committee was especially concerned that the lack of a liquid market for Fidelity stock might impede Citadel's ability to maximize its value in a forced disposition to meet Citadel's obligations under the Craig Line of Credit. The Special Committee was also concerned that it might be unable to identify any alternative sources of equity or receive sufficient proceeds from a sale of the Fidelity shares to pay the Craig Line of Credit as the maturity date drew nearer, particularly if there was a further deterioration of Fidelity's financial condition. The conversion of the debt to equity has improved Citadel's cash flow by converting floating rate debt bearing an interest rate of prime plus 3% into a fixed cumulative dividend of 3%

(which is not a liability on Citadel's balance sheet until declared), and has expanded Citadel's equity base while reducing Citadel's leverage.

     The Special Committee received the written opinion of Wedbush Morgan Securities ("Wedbush"), dated November 10, 1994, that, based upon and subject to the matters set forth therein, the consideration received by Citadel for the issuance of the Preferred Shares is fair, from a financial point of view, to the public stockholders of Citadel. In rendering its opinion Wedbush, among other things, compared the financial and stock market information for Citadel with similar information for certain other companies whose securities are publicly traded and considered the likelihood that Citadel could sell the Preferred Shares or a similar security to another purchaser on better terms. Wedbush is an investment banking firm and a member of the New York Stock Exchange and other principal stock exchanges in the United States, and is regularly engaged as part of its business in the valuation of businesses and securities for corporate, estate tax and other purposes in connection with mergers and acquisitions, private placements and negotiated underwritings. A copy of the Wedbush opinion has been filed as an exhibit to Citadel's Current Report on Form 8-K (the "Preferred Stock 8-K") filed with the SEC on November 14, 1994. In retaining Wedbush, the Special Committee noted, among other things, the absence of any prior representation by Wedbush of Craig.

     Set forth below is a description of certain terms of the issuance of the Preferred Shares. Such description is summary in nature and is qualified in its entirety by reference to the Certificate of Designation and the related stock purchase agreement with Craig, which was filed as exhibits to the Preferred Stock 8-K. Holders of the Preferred Shares will have the right to convert such shares into Common Stock at any time at a conversion ratio based upon the market price of Common Stock, subject to certain limitations. In addition, the Preferred Shares are subject to automatic conversion into Common Stock under certain circumstances if Citadel undertakes a rights offering of Common Stock to its stockholders. Citadel has the option to redeem the Preferred Shares at any time after November 10, 1997 at a premium. Holders of Preferred Shares have the right to require Citadel to purchase their shares at a premium under certain circumstances, including a "Change in Control." A Change in Control is defined as the occurrence of either of the following events: (i) any person, entity or "group" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules thereunder) other than Craig, and its successors and affiliates, acquires beneficial ownership of over 35% of the outstanding voting securities of Citadel; or (ii) the directors of Citadel as of October 10, 1994 (the "Current Directors"), and any future directors ("Continuing Directors") of Citadel who have been elected or nominated by a majority of the Current Directors or the Continuing Directors, cease to constitute a majority of the Board of Directors. The terms of the Craig Line of Credit also provide Craig with the right to require Citadel to pay the indebtedness thereunder upon a change in control.

     The Preferred Shares vote jointly (not as a separate class) with the Common Stock on most matters, including the election of directors, with each Preferred Share entitled to one vote. Holders of the Preferred Shares will have the opportunity to purchase part of any new issuance of voting securities of Citadel to preserve their respective percentage voting interests. If a court of competent jurisdiction issues any ruling, judgment, injunction, decree or order that prohibits Craig from voting the Preferred Shares at any meeting of Citadel stockholders or pursuant to any written consent of Citadel stockholders, in which vote or consent the Preferred Shares would otherwise be entitled to participate, or invalidates any such vote or consent of such Preferred Shares, then Craig will have the right to rescind its purchase of the Preferred Shares. Upon any such rescission, the debt under the Craig Line of Credit would be reinstated and would bear interest as though it had been outstanding on a continuous basis. At November 18, 1994, the effective rate of interest on the Craig Line of Credit was 11.5%. The Certificate of Designations for the Preferred Shares, establishing the voting powers, preferences and relative rights of the Preferred Shares, and the definitive Preferred Stock Purchase Agreement between Citadel and Craig have been included as exhibits to the Preferred Stock 8-K.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.    OTHER INFORMATION

     Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -

              4.1  Certificate of Designation relating to 3% Cumulative Voting
                   Convertible Preferred Stock*
              4.2  Preferred Stock Purchase Agreement dated November 10, 1994 by and between Citadel and Craig*
              4.3  Stock Purchase Agreement by and between Citadel and Craig**
             10.1  Employment agreement between the Company and Steve Wesson
             27    Financial Data Schedule
             99    Financial Statements and Related Notes Contained in the
                   Quarterly Report on Form 10-Q of Fidelity for the Quarter
                   Ended September 30, 1994.

     (b) Reports on Form 8-K -

               (i) Current Report on Form 8-K of Citadel filed with the SEC on August 4, 1994.
              (ii) Current Report on Form 8-K of Citadel filed with the SEC on August 12, 1994.
             (iii) Current Report on Form 8-K of Citadel filed with the SEC on October 25, 1994.
              (iv) Current Report on Form 8-K of Citadel filed with the SEC on November 14, 1994.

- -----------------
 * Filed as an exhibit to the Current Report listed under Item 6(b)(iv). ** Filed as an exhibit to the Current Report listed as Item 6(b)(iii).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CITADEL HOLDING CORPORATION
                                 ---------------------------
                                           (Registrant)



Date:    November 21, 1994        By:  /s/ Steve Wesson
       ---------------------           -------------------------------------
                                       Steve Wesson
                                       President and Chief Executive Officer



Date:    November 21, 1994        By:  /s/ S. Craig Tompkins
       ---------------------           --------------------------------------
                                       Principal Accounting Officer