Form 10-K
period 1994-12-31
CITADEL HOLDING CORP
filed 1995-04-17
CIK 716634

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
 [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1994

                                       OR

 [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _______ to________

                               ----------------

                          CITADEL HOLDING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               95-3885184
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

       600 NORTH BRAND BOULEVARD                        91230
         GLENDALE, CALIFORNIA                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 551-7450

                               ----------------

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No    .
                                       ----    ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   Yes      No X  .
                                   ----    ----
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $.01 per share and Serial Preferred Stock, par value $.01 per share, of Registrant outstanding as of March 15, 1995 were 6,669,924 and 1,329,114 shares, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's 1995 Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1995 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          CITADEL HOLDING CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1994

                                     INDEX


                                     PART I
                                                                            PAGE
                                                                            ----
 Item 1.  Business......................................................       1
           General......................................................       1
           Fidelity Investment: Status as a Savings and Loan Holding
           Company......................................................       2
           The Dillon Litigation........................................       3
           D&O Litigation...............................................       3
           The Bulk Sale Indemnity......................................       4
           Description of Fidelity Class B Common Stock.................       4
           Tax Sharing..................................................       6
           Management...................................................       6
           Citadel Loan to Former Chief Executive Officer...............       6
 Item 2.  Real Estate Activities........................................       7
           Real Estate Interests........................................       7
           Building Options.............................................       8
           Financing of Real Estate Interests...........................       9
 Item 3.  Legal Proceedings.............................................       9
 Item 4.  Submission of Matters to a Vote of Security Holders...........      10

                                    PART II

 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters...........................................      11
 Item 6.  Selected Financial Data.......................................      12
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ("MD&A")............................      13
 Item 8.  Financial Statements and Supplementary Data...................     F-1
 Item 9.  Change in and Disagreements with Accountants on Accounting and
          Financial Disclosure..........................................    II-1

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    II-1
 Item 11. Executive Compensation........................................    II-1
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    II-1
 Item 13. Certain Relationships and Related Transactions................    II-1

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedule, and Reports on
          Form 8-K......................................................    II-1
          Signatures....................................................   III-1

                                     PART I

ITEM 1: BUSINESS OF CITADEL HOLDING CORPORATION

GENERAL

  Citadel Holding Corporation, a Delaware corporation ("Citadel" and collectively with its wholly owned subsidiary, the "Company"), was incorporated in 1983 to serve as the holding company for Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). On August 4, 1994, Citadel and Fidelity completed the recapitalization component of a recapitalization and restructuring transaction (the "Restructuring"), which resulted in (i) the reduction of Citadel's interest in Fidelity from 100% to 16.2%, (ii) the acquisition by the Company, at bulk sale prices from Fidelity, of four Real Estate Owned properties (the "REO Properties"), (iii) the sale by Citadel to Fidelity of its Gateway Investment Services, Inc. ("Gateway") subsidiary for approximately $1 million, (iv) the transfer to Citadel of Fidelity's interest in certain outstanding litigation (the "D&O Litigation"), and (v) the receipt by way of dividend from Fidelity of options to acquire at book value two office buildings used by Fidelity in its operations (the "Building Options"). Also in connection with the Restructuring, Citadel agreed to indemnify Fidelity with respect to certain environmental and structural representations and warranties made by Fidelity to certain third party buyers in connection with bulk sales by Fidelity made as a part of the Restructuring, up to a limit of $4 million (the "Bulk Sale Indemnity").

  As a result of the Restructuring, Citadel no longer consolidates Fidelity in its financial statements; rather it accounts for its investment on the cost basis. This change was effective as of January 1, 1994 for purposes of the financial statements included elsewhere in this report, although Fidelity's operational results through August 4, 1994 are reflected in Citadel's financial statements. Also, as Citadel no longer has representation on the Board of Directors of Fidelity, it no longer has direct access to information concerning Fidelity (other than information that is generally available to Fidelity stockholders) or any ability to assess the correctness or completeness of the information that it is provided by Fidelity. Accordingly, information (including without limitation financial information) included in this report with respect to Fidelity and reported after or pertaining to periods closing after the Restructuring have not been independently verified by Citadel.

  In the Restructuring, Fidelity raised approximately $109 million of equity through the public issuance of 21,577,141 shares of Class A and Class C Common Stock, and sold problem assets with a net book value of $418.8 million. Citadel incurred a loss through Autust 4, 1994, of $112 million from the operations of Fidelity, and booked a write down as of August 4, 1994, of $52.8 million on its Fidelity stock. The Company's residual interest in Fidelity is in the form of Class B Common Stock, which has only limited voting rights and is subject to certain transfer restrictions. Subject to certain limitations, upon the sale of shares of the Fidelity Class B Common Stock, such shares automatically convert into shares of Fidelity Class A Common Stock and have full voting and transfer rights. Subject to certain limitations, upon the reduction of Citadel's interest to less than 10% of the total Fidelity Common Stock of all classes outstanding, the Class B Common Stock held by Citadel will likewise automatically convert into Fidelity Class A Common Stock and have full voting and transfer rights. See "Description of Fidelity Class B Common Stock" below.

  The four REO Properties acquired in connection with the Restructuring were purchased by a wholly owned subsidiary of Citadel, Citadel Realty, Inc. ("CRI"), with funding provided in the form of loans by Fidelity ($13.9 million) and Craig Corporation ("Craig") ($6.2 million), a major Citadel stockholder. See Item 2: "Real Estate Activities--Real Estate Interests."

  At the present time, the Company is in the process of completing its disassociation from Fidelity and working to maximize the value of its real estate assets. Citadel has entered into an agreement with Dillon Investors, L.P. ("Dillon Investors") pursuant to which Dillon Investors and certain related parties (the "Dillon Parties") will purchase 30.8% of Citadel's Fidelity Class B Common Stock on April 18, 1995. See "The Dillon Litigation" below. Citadel is seeking alternatives to dispose of the rest of its Fidelity Class B Common Stock and anticipates that it will have disposed of such stock by the end of 1995. However, no assurance can be given that Citadel will be able to dispose of such stock on terms favorable to Citadel. Upon the disposition of its remaining interest in Fidelity, the Company intends to review its assets and opportunities and to make a decision as to a new business direction. Among the alternatives under consideration are the continuation and expansion of its real estate operations, the movement into a new line or lines of business, merger or sale of the entire Company, and liquidation. However, as management believes that the Company has value as a publicly traded entity with significant assets, management believes it is unlikely that liquidation will be the selected business plan.

  At December 31, 1994, the Company's principal assets were the REO Properties and its 16.2% interest in Fidelity. Based on appraisals prepared between October 1993, and July 1994, the REO Properties had an aggregate appraised value of $25.6 million. See Item 2: "Real Estate Activities--Real Estate Interests." Based on the quoted bid/ask prices for Fidelity shares on December 31, 1994 ($4.00/$4.50 per share), Citadel's interest in Fidelity would have had a value of between $16.8 million and $18.91 million. Subsequent to December 31, 1994, Fidelity announced losses for the fourth quarter of 1994 of $14.8 million, reducing its ratio of core capital to adjusted total assets to 4.29% and its ratio of total capital to risk weighted assets to 8.28%. At these ratios, Fidelity's excess capital (above the minimum required to be "adequately capitalized" under the "prompt corrective action" rules of the Office of Thrift Supervision (the "OTS")) is $10.9 million and $6.3 million, respectively. After consultation with its financial advisors and securities brokers, and taking into consideration the year-end results of Fidelity and the terms of the settlement with the Dillon Parties described below, the Company has written down its investment in Fidelity to $13.4 million, or $3.19 per share.

FIDELITY INVESTMENT: STATUS AS A SAVINGS AND LOAN HOLDING COMPANY

  Companies deemed to "control" savings associations such as Fidelity are required to register as Savings and Loan Holding Companies and are subject to examination and regulation by the OTS. Citadel continues to be registered as a Savings and Loan Holding Company following the Restructuring. Citadel believed it to be in its best interest not to seek de-registration because it was believed that so long as the Company's holdings of Fidelity stock represented a major portion of Citadel's assets, Citadel should not give up such regulatory authority as it might have to exercise a controlling influence with respect to the business and affairs of Fidelity. In addition, in light of the scope and extent of Citadel's ongoing equity interest in Fidelity, there were questions as to whether Citadel would be permitted to de-register before reducing its holdings of Fidelity stock to below 10% of the total Fidelity Common Stock outstanding. However, based upon advice given to Dillon Investors by the OTS to the effect that the OTS would not view Dillon Investors' acquisition of "control" of Citadel to constitute "control" by Dillon Investors of Fidelity, Citadel has reason to believe that the OTS should conclude that Citadel does not "control" Fidelity.

  In light of the advice given to Dillon Investors and the decision by Citadel to dispose of its Fidelity holdings prior to December 31, 1995, Citadel in January of this year sought advice from the OTS to the effect that it is no longer in "control" of Fidelity and that it is no longer subject to the various regulations applicable to transactions between a savings association and a Savings and Loan Holding Company. However, no response has yet been forthcoming from the OTS to this request. Accordingly, at the present time, the Company continues to structure its affairs under the assumption that it continues to be deemed a Savings and Loan Holding Company by the OTS. Citadel believes that, once it has reduced its holdings of Fidelity Common Stock to an amount representing less than 10% of the outstanding Fidelity Common Stock, all questions as to its status should be resolved in favor of its not continuing to be a Savings and Loan Holding Company.

  At the present time, the Company intends to dispose of its Fidelity Class B Common Stock by the end of 1995, although no assurance can be given that it will be able to dispose of all such stock on favorable terms by the end of the year. In connection with the settlement of the litigation with the Dillon Parties discussed below, on April 10, 1995, the Company approved an agreement pursuant to which it will sell 1,295,000 shares of its Fidelity Class B Common Stock (30.8% of its holdings) to the Dillon Parties on April 18, 1995.

THE DILLON LITIGATION

  In October and November 1994, Citadel issued to Craig 74,300 shares of its Common Stock (the "Citadel Common Stock") and 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock (the "Citadel Preferred Stock"), thereby increasing Craig's percentage voting power in Citadel from approximately 9% to 25%. The Citadel Common Stock was issued at a price of $3.85 per share, and the Citadel Preferred Stock was issued at a price of $3.95 per share. Payment for the Citadel Preferred Stock was in the form of cancellation of $5.25 million of indebtedness owed to Craig under a line of credit provided to the Company by Craig. The issuance of the Citadel Preferred Stock improved Citadel's capital position and cash flow. The transaction was unanimously approved by those directors independent of Craig and was determined to be fair, from a financial point of view, by the Company's independent financial advisors. Nevertheless, Dillon Investors, which, together with its affiliates, owned approximately 9.9% of Citadel's Common Stock at the time, sued the Company, alleging, in essence, that the stock issuances to Craig were approved by the directors at an unfair price in order to entrench themselves in power in the face of an announced proxy contest and possible consent solicitation by Dillon Investors to take over control of the Citadel Board of Directors. Named as defendants in the suit were Citadel, its directors and Craig. The suit sought, inter alia, recission of the issuance of the Citadel Preferred Stock and the reinstatement of the debt owed to Craig under the line of credit.

  On April 3, 1995, Citadel signed a settlement agreement with the Dillon Parties. The Board of Directors approved the settlement on April 10, 1995, and the settlement and the transactions contemplated thereunder are currently scheduled to be consummated on April 18, 1995. Although the Company and its directors believed, upon advice of counsel, that they had good and meritorious defenses to the Dillon Investors claims, it was determined to be in the best interests of the Company and its stockholders to settle the litigation in light of, among other things, the estimated costs of taking the matter to trial and the uncertainty caused by the litigation. Pursuant to the settlement, the Dillon Parties have agreed to purchase from Citadel 1,295,000 shares of Fidelity Class B Common Stock. The consideration for the purchase consists of
(i) $2.22 million in cash, (ii) the surrender of 666,000 shares of Citadel Common Stock (the "Surrendered Shares"), which constitutes the entire interest of the Dillon Parties in Citadel, (iii) the settlement of all existing litigation between Citadel, its directors and Craig, on the one hand, and the Dillon Parties and the director nominees of Dillon Investors, on the other hand, and the granting of mutual releases by Citadel, Craig and the Dillon Parties, (iv) a covenant on the part of the Dillon Parties not to purchase or acquire any beneficial interest in any securities of Citadel and not to engage in any solicitation consents or proxies for a one year period subsequent to the closing of the stock purchase, which is scheduled for April 18, 1995. Craig has agreed with the Dillon Parties not to exercise the conversion feature of its Citadel Preferred Stock prior to February 4, 1996 without the prior approval of the holders of a majority of the outstanding Citadel Common Stock. In consideration for Craig's agreement, Citadel has (a) granted Craig a two year option to purchase the Surrendered Shares at a purchase price of $3.00 per share and (b) agreed to reimburse Craig for its litigation costs in an amount not to exceed $75,000.

  Although no specific value was assigned by the parties to these shares, the Company intends to assign a value of $2.81 per share to the consideration received for such shares for accounting and income tax purposes, based upon a 2 1/8 per share market price for the Surrendered Shares.

D&O LITIGATION

  In connection with the Restructuring, Fidelity also transferred to Citadel its interest in the D&O Litigation, a lawsuit that Fidelity had filed against the carrier of its directors' and officers' insurance policies. Citadel ultimately received $2.5 million as final settlement of this litigation.

THE BULK SALE INDEMNITY

  In connection with the Restructuring, Fidelity consummated bulk sales during 1994 of certain nonperforming and other problem assets to third parties. Citadel agreed to indemnify Fidelity with respect to losses that might be incurred by Fidelity in the event of breach by Fidelity of certain representations and warranties made by Fidelity to such third party purchasers in connection with the bulk sales. Citadel's liability under this indemnity is capped at $4 million and pertains only to those representations and warranties addressing certain environmental and structural issues.

  The period for making claims under these representations and warranties has now lapsed, with claims of approximately $3.9 million having been asserted against Fidelity. However, Fidelity has asserted that these claims are subject to, among other things, a cure threshold which would reduce the maximum amount of claims to $2.8 million, and that other defenses exist which could further reduce Fidelity's obligations under these claims. Fidelity is currently reviewing these claims and Fidelity has informed the claimant that based upon Fidelity's review to date, it believes the claims to be without merit. However, as there continue to be a significant number of material issues to be resolved, the Company has recorded deferred proceeds of $4 million on its balance sheet.

DESCRIPTION OF FIDELITY CLASS B COMMON STOCK

  Under the terms of Fidelity's charter, the Fidelity Class B Common Stock has only limited voting rights. Holders of Fidelity Class B Common Stock are permitted to vote only (i) with respect to any amendment or modification of, or waiver with respect to, Fidelity's charter that would adversely affect the rights of the Fidelity Class B Common Stock (including, without limitation, any increase or decrease in the percentage of shares of outstanding Fidelity Class B Common Stock required to approve any such amendment, modification or waiver), in which case any such amendment, modification or waiver will not be effective without the prior affirmative vote of the holders of the majority of the Fidelity Class B Common Stock at the time outstanding voting as a separate class, (ii) on a merger or consolidation of Fidelity or a sale or exchange of all or substantially all of the assets of Fidelity on which the holders of Fidelity Class A Common Stock have the right to vote, in which event the holders of Fidelity Class A Common Stock and Fidelity Class B Common Stock will vote together as one class, (iii) together with the holders of the Fidelity Class A Common Stock and the Fidelity Class C Common Stock, voting as a single class, on any dissolution of Fidelity or (iv) as otherwise required by law.

  The holders of Fidelity Class B Common Stock are entitled to receive dividends pari passu with the holders of Fidelity Class A Common Stock and Fidelity Class C Common Stock, out of funds legally available therefor, subject to the restrictions of Fidelity's regulators and the payment of preferential amounts of which any class of stock having preferences over the Fidelity Common Stock is entitled. Upon liquidation, dissolution or winding up of Fidelity, holders of the Fidelity Class B Common Stock will be entitled to share ratably and pari passu with holders of Class A Common Stock and Class C Common Stock in all assets remaining after the payment of all liabilities of Fidelity and of any preferential amounts to which any class of stock having preferences over the Common Stock is entitled.

  Upon the sale or transfer of any shares of Fidelity Class B Common Stock by Citadel to any person that is not an affiliate of Citadel, such transferred shares will automatically be converted into shares of Fidelity Class A Common Stock. In addition, any outstanding shares of Fidelity Class B Common Stock will automatically be converted into shares of Fidelity Class A Common Stock at such time as such outstanding shares represent less than 10% of the total outstanding Common Stock of Fidelity on a fully-diluted basis. The conversion rate for the Fidelity Class B Common Stock will be one-to-one.

  Pursuant to a registration rights agreement entered into between Citadel and Fidelity (the "Registration Rights Agreement"), Citadel and any person who acquires shares of Fidelity Class B Common Stock or Fidelity Class A Common Stock issuable upon conversion of the shares of Fidelity Class B Common Stock

(the "Registrable Securities") is entitled to certain registration rights with respect to such shares, subject to the terms and conditions of the Registration Rights Agreement. At any time on or before March 31, 1998, the holder or holders or more than 50% of the Registrable Securities may require Fidelity to register all or a portion of the Registrable Securities under OTS regulations, subject to certain restrictions. No more than three demands may be made pursuant to such registration rights. Furthermore, if, at any time before March 31, 1999, Fidelity proposes to register any of its Common Stock under the OTS regulations for purposes of an offering or sale in a primary or secondary offering, Fidelity may be required to include any or all of the Registrable Securities as directed by the holders thereof. Subject to certain limitations, Fidelity is required to bear all registration and selling expenses in connection with the registration of the Registrable Securities. However, after consultation with Fidelity, Citadel has determined that its shares of Fidelity Class B Common Stock may be freely sold without registration under the regulations of the OTS, and, when such shares convert to Fidelity Class A Common Stock, such shares will cease to be eligible for the foregoing registration rights.

  The stockholders' agreement between Citadel and Fidelity (the "Citadel Stockholders' Agreement") provides restrictions on the transfer of shares of Fidelity Class B Common Stock. Except pursuant to the exercise of the registration rights described above, no holder of Fidelity Class B Common Stock may sell publicly shares of Fidelity Class B Common Stock representing more than 5% of the total outstanding Fidelity Common Stock on a fully-diluted basis during any 30-day period without the prior approval of the Board of Directors of Fidelity. In addition, if shares of Fidelity Class B Common Stock representing more than 5% of the total outstanding Common Stock of Fidelity on a fully-diluted basis are proposed to be sold privately to any person or, if after giving effect to such private sale, the transferee (including any of the transferee's affiliates or any "group" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of which the transferee is a member) would own more than 5% of the outstanding Common Stock of Fidelity on a fully-diluted basis, then, except in connection with distributions by Citadel of such shares to its stockholders, Fidelity will have an assignable right of first refusal with respect to the shares of Fidelity Class B Common Stock proposed to be sold. Upon any distribution of Fidelity Class B Common Stock by Citadel to its stockholders, by dividend or otherwise, any Citadel stockholder will be entitled to convert all or a portion of the shares of Fidelity Class B Common Stock so distributed to the extent that such shares when added to all other shares of Fidelity Class B Common Stock owned immediately prior to the distribution by such stockholder and any shares of Fidelity Class B Common Stock owned immediately prior to the distribution by all other members of any "group" (as defined) of which such stockholder is a member, do not exceed five % of all outstanding shares of Fidelity Common Stock.

  In addition, for a period ending in February 1996, Fidelity has the right to redeem, subject to the approval of the OTS and the approval of the stockholders of Citadel, any outstanding shares of Fidelity Class B Common Stock owned by Citadel or its affiliates (each a "Citadel Person") in excess of the number of shares of Fidelity Common Stock held by the then largest stockholder of Fidelity (other than Citadel). The redemption price to be paid by Fidelity would be equal to 110% of the market price of the Fidelity Class A Common Stock, assuming it is then listed on a national securities exchange or admitted for quotation on the National Association of Securities Dealers Automated Quotation System, or, if the Fidelity Class A Common Stock is not so listed or quoted, 100% of the book value per share of all Fidelity Common Stock as of the most recent quarterly balance sheet date; provided that no such redemption shall be made in anticipation of any merger, consolidation, sale of all or substantially all of Fidelity's assets, distribution (other than any ordinary cash dividend) or any other transaction involving the receipt by holders of any class of Fidelity Common Stock of any cash or other property. Fidelity will be required to notify each Citadel Person holding shares of Fidelity Class B Common Stock of its intention to exercise such right to redeem shares. After receiving such notice, such Citadel Person will have the option to distribute any or all of the shares of Fidelity Class B Common Stock it owns to its stockholders, in which case Fidelity will redeem only the shares of Fidelity Class B Common Stock, if any, not so distributed by such Citadel Person. Citadel believes that, at the present time this redemption provision has no practical effect because Citadel is currently not the largest

Fidelity stockholder. Also, Fidelity's ability to exercise such stock redemption rights would be subject to it having adequate capital to make such acquisition, which is unlikely given Fidelity's current capital levels.

TAX SHARING

  The tax sharing agreement between Citadel and Fidelity was terminated prior to the closing of the Restructuring on August 4, 1994 (the "Closing"). At the Closing, Citadel and Fidelity entered into a tax disaffiliation agreement (the "Tax Disaffiliation Agreement") that sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local and foreign taxes for periods before and after the Closing, and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits. In general, under the Tax Disaffiliation Agreement, Fidelity will be responsible for (i) all adjustments to the tax liability of Fidelity and its subsidiaries for the periods before the Closing relating to operations of Fidelity; (ii) any tax liability of Fidelity and its subsidiaries for the taxable year that begins before and ends after the Closing with respect to that part of the taxable year through the date of the Closing; and (iii) any tax liability of Fidelity and its subsidiaries for periods after the Closing. For this purpose, Gateway is deemed to be a subsidiary of Fidelity at all relevant times and any liability for taxes for such period ending on or before the Closing shall be measured by Citadel's actual liability for taxes for such period, after applying tax benefits otherwise available to Citadel attributable to such period. With certain exceptions, Fidelity will be entitled to any refunds of taxes relating to its tax liabilities.

  In general, Citadel will be responsible for all tax liabilities of Citadel and its subsidiaries (other than Fidelity and its subsidiaries) for all periods prior to disaffiliation. Citadel will be entitled to any refunds of taxes relating to its tax liabilities.

MANAGEMENT

  Steve Wesson has been appointed as President and Chief Executive Officer of the Company. Mr. Wesson was initially retained to develop a plan for the retention by Citadel of approximately $500 million in gross book value of the assets ultimately sold to third parties in the bulk sales described above under "The Bulk Sale Indemnity." From 1989 until he joined the Company in 1993, Mr. Wesson served as CEO of Burton Property Trust Inc., the U.S. real estate subsidiary of The Burton Group PLC. In this position he was responsible for the restructuring and eventual disposal of Burton's assets in the U.S. Mr. Wesson succeeds Richard M. Greenwood, who resigned from his positions with Citadel and continues as the President and Chief Executive Officer of Fidelity. All officers of Citadel, other than Heidi Wulfe, Senior Vice President, Controller and Chief Accounting Officer, resigned their offices effective as of the Closing. Ms. Wulfe resigned her positions with Citadel effective August 23, 1994. S. Craig Tompkins became the Secretary/Treasurer of Citadel in September, 1994. Mr. Tompkins is also President and a director of Craig. Prior to joining Craig in March 1993, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher.

CITADEL LOAN TO FORMER CHIEF EXECUTIVE OFFICER

  As part of Mr. Greenwood's compensation package when he joined Citadel, Citadel extended an interest-free loan to Mr. Greenwood in the amount of $240,000, payable on demand. The loan was made principally to refinance a loan extended to Mr. Greenwood by his previous employer. At the Closing, this loan was converted into a 2-year term loan, with 9% interest accruing beginning February 7, 1995. Accrued interest is payable monthly in arrears.

ITEM 2: REAL ESTATE ACTIVITIES

REAL ESTATE INTERESTS

  The table below provides an overview of the REO Properties, which constituted all of the real properties owned by the Company at December 31, 1994.

                                                                    REMAINING
                                  UNITS/SQUARE  % LEASED    MAJOR     LEASE
ADDRESS                   TYPE        FEET     AT 12/31/94 TENANTS    TERMS
- -------                ---------- ------------ ----------- -------- ---------
ARBOLEDA                Office/     178,000        99      American  1-5 Yrs
1661 Camelback Rd.     Restaurant                          Express
Phoenix, Arizona
VESELICH               Apartment      216          95         NA      6-12
3939 Veselich Ave.                  176,000                          months
Los Angeles, Calif.
PARTHENIA              Apartment       27          70         NA      6-12
21028 Parthenia                      26,000                          months
Canoga Park, Calif.
WESTERN(1)             Apartment      145          99         NA      6-12
23200 S. Western Ave.                98,000                          months
Harbor City, Calif.

- --------
(1) This property was sold by the Company during the first quarter of 1995.

 Arboleda, Phoenix

  Although this property was 100% leased at December 31, 1994, American Express Company, which occupies 58% (100,098 sq. ft.) of the property, announced that it does not intend to renew at the expiration of the current term in February 1997. While management believes that the leasing market in Phoenix will continue to strengthen, it is anticipated that significant capital expenditures would be necessary to relet the American Express space and that the space may remain vacant for some time. With the uncertainty regarding the American Express lease and certain planning issues on an adjacent site, management believes it to be unlikely that proceeds would be maximized by a current disposition of the property.

 Veselich, Los Angeles

  While the occupancy rate of this property in the last 12 months has ranged from 80% to 95%, the property has historically experienced considerable turnover of tenants. This has resulted in high overhead and reduced cash flows. Management is addressing this issue by carrying out deferred maintenance, increasing marketing expenditures and improving diligence on prospective tenants. It is expected that the property will be stabilized at near to full occupancy sometime during 1995, but there can be no assurance on this point.

 Parthenia, Canoga Park

  Of the 27 units in this complex, 21 were significantly damaged in the January 1994 Northridge earthquake. The Company has since completed appropriate repairs. The apartment complex remained 33% occupied during the earthquake renovation, and occupancy had increased to 70% by December 31, 1994. It is anticipated that it will take 6-12 months to complete the releasing of the property although no assurance can be given that additional time will not be needed.

 Western, Harbor City

  Subsequent to December 31, 1994, the Company sold the Western property for a net price of $5.9 million and a gain of approximately $980,000. In addition, a mortgage note payable to Fidelity of $3.7 million was assumed by the purchaser. During the last several months prior to its sale, this property has consistently operated at 99% occupancy with low tenant turnover.

BUILDING OPTIONS

  As part of the Restructuring, Citadel acquired by way of dividend the Building Options, which were assigned to CRI, its wholly owned subsidiary. The office buildings subject to the Building Options are used by Fidelity in its operations and are located in Glendale (the "Glendale Building") and in Sherman Oaks (the "Sherman Oaks Building"). The aggregate exercise price of the Building Options is $9.3 million, which is equal to the aggregate net book value of the two buildings on the books of Fidelity as of June 30, 1994.

  On February 2, 1995, the Company exercised each of the Building Options. On March 22, 1995, the Company purchased and immediately sold the Sherman Oaks Building for a gain of approximately $560,000. The purchase of the Glendale Building is expected to close by May 17, 1995.

  The Company expects to fund the $7.1 million exercise price to purchase the Glendale Building through borrowing of up to $5.38 million with the balance of the funds coming from internal sources. It is presently intended that Fidelity will provide the necessary financing and Citadel has been informed that Fidelity's Board of Directors has approved the principal terms of the loan. However, Fidelity has conditioned the making of the loan on either (i) the OTS determining that Citadel and Fidelity are not affiliates or (ii) the terms of the loan complying with OTS regulations relating to loans to affiliates. If neither of these conditions can be satisfied, the Company would have to seek financing from other sources. No assurance can be given that either of the conditions to the Fidelity loan will be satisfied or that the Company would be able to obtain other financing. For a description of the terms of the proposed loan from Fidelity, see Item 7: "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Business Plan, Capital Resources and Liquidity of the Company."

  The table below provides an overview of the Glendale Building:

                               UNITS/
                               SQUARE  % LEASED
    ADDRESS              TYPE   FEET  AT 12/31/94 MAJOR TENANTS  LEASE TERM
    -------             ------ ------ ----------- -------------- ----------
GLENDALE BUILDING       Office 89,000     100       Fidelity:       (1)
600 North Brand Blvd.,                            Public Storage
Glendale, California

- --------
(1) For Fidelity, 10 years from Citadel's purchase of the Glendale Building; for Public Storage, to 1996.

  The Glendale Building is the headquarters building of Fidelity. Upon completion of Citadel's purchase of the Glendale Building, scheduled for no later than May 17, 1995 (the "Glendale Building Closing"), Citadel and Fidelity will enter into a 10-year, full service gross lease for four of the six floors of the Glendale Building.

  The rental rate for the first five years of the lease term will be approximately $26,600 per month (including parking) for the ground floor and approximately $75,000 per month (including parking) for the fourth, fifth and sixth floors. This lease will provide for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index ("CPI") or 3%. After the first five years of the lease term, the rental rate for the ground floor will be adjusted to the higher of the then current market rate or the prevailing rental rate in the fifth year of the lease and the rental rate for the upper floors will be adjusted to the higher of the then current market rate or $1.50 per square foot increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity will have the option to extend the lease of the ground floor for two consecutive five year terms at a market rental rate and will have the option to purchase the Glendale Building at a market rate at the expiration of the lease term, provided that Citadel then owns the building.

  Third-party appraisals on the Glendale Building indicate that the market value of the Glendale Building could be as much as $2.75 million above the exercise price of the Glendale Building Option, before costs the Company would incur in connection with the exercise, which may be significant and would include the repair of earthquake damage to the parking structure. While management believes that the Glendale Building is well situated, the value of the Glendale Building is tied in significant part to the credit-worthiness and future prospects of Fidelity.

FINANCING OF REAL ESTATE INTERESTS

  The Company's acquisition of the REO Properties was 100% leveraged: $13.9 million was obtained in the form of conventional mortgage loans by Fidelity against the Arboleda, Veselich and Western Avenue Properties, while the balance was obtained through drawdowns ($6.2 million) on an $8.2 million line of credit from Craig.

  With respect to each of the Western Avenue property and the Veselich property (two apartment complexes), Fidelity extended a 10-year loan, amortizing over 30 years, at an adjustable rate of interest tied to the one-year Treasury rate plus approximately 3.70% per annum, with an initial interest rate of 7.25%. The rate on the Veselich property loan is currently 7.25%. The loan relating to the Western Avenue Property was assumed by the purchaser when the property was sold in January, 1995. The loan secured by the Arboleda Property (an office building) is guaranteed by Citadel (CRI is the borrower), has a seven-year term, amortizing over 25 years, with an adjustable rate of interest tied to a six-month LIBOR rate plus 4.5% per annum, with an initial rate of 9.25% per annum. This rate on this loan is currently 9.25%. Fidelity did not provide financing with respect to the Parthenia property (an apartment complex).

  The remainder of the purchase price of the REO Properties was drawn on a line of credit (the "Craig Line of Credit") provided by Craig. At the time of the Restructuring, Craig held approximately 9% of the outstanding common stock of Citadel. At the time of Citadel's borrowing under the Craig Line of Credit, James J. Cotter was Chairman of each of Citadel and Craig and S. Craig Tompkins was a director of Citadel and the President and a director of Craig.

  The Craig Line of Credit was initially committed in the amount of $8.2 million, of which $6.2 million was immediately drawn down. The Craig Line of Credit has a one year term, maturing on August 4, 1995, but can be extended an additional six months. The Company paid a commitment fee of 2.5% at the origination of the Craig Line of Credit, which bears interest at the prime rate plus 3%. There is a 0.5% annual fee on the average undrawn balance under the line.

  On November 10, 1994, the Company retired $5.25 million of the Craig Line of Credit by issuance to Craig of the Citadel Preferred Stock. The Craig Line of Credit was reduced to $950,000, all of which is currently outstanding. For information regarding the issuance of the Citadel Preferred Stock and rights, privileges and preferences of the Citadel Preferred Stock, see Item 7:
"Management's Discussion and Analysis of Financial Conditions and Results of Operations--Issuance of Preferred Stock in Debt Restructuring."

ITEM 3: LEGAL PROCEEDINGS

  On November 7, 1994, a stockholder, Dillon Investors, filed a lawsuit in the Court of Chancery of the State of Delaware. The suit named as defendants the Company, its directors and Craig, and alleged that the Citadel Preferred Stock and the Citadel Common Stock were issued at unfair prices in order to entrench the Board of Directors in power in the face of an announced proxy contest and possible consent solicitation by Dillon Investors to take over control of the Board of Directors. The suit sought recission of the issuance of the Citadel Preferred Stock and the reinstatement of borrowings from Craig under the Craig Line Of Credit.

  On December 5, 1994, the Company filed a lawsuit in the United States District Court for the Central District of California. The suit named as defendants Dillon Investors, Roderick H. Dillon, Jr., and certain entities affiliated with Dillon Investors, and alleged that the defendants had made insufficient disclosure under Section 13 of the Securities Exchange Act of 1934, as amended.

  On April 3, 1995, the Company, its directors, Craig, and the Dillon Parties entered into settlement agreements to resolve the Delaware suit and the federal suit. The settlements are expected to be consummated on April 18, 1995. See
Item 1: "Business of Citadel Holding Corporation--The Dillon Litigation."

  The Company, Hecco Ventures I and James J. Cotter are defendants in a civil action filed in 1990 by Alfred Roven in the United States District Court for the Central District of California. The complaint alleges fraud by the Company in a proxy solicitation relating to the Company's 1987 annual meeting of stockholders and breach of fiduciary duty. The complaint seeks compensatory and punitive damages in an amount alleged to exceed $40,000,000. The complaint grew out of and was originally asserted as a counter-claim in an action brought by the Company against Roven for illegal short-swing profits. The Company's motion for summary judgment was granted in the spring of 1991 and all federal claims were dismissed. However, the Court retained jurisdiction over pendent state law claims for breach of fiduciary duty. Roven was granted summary judgment on the short swings profits claim. Roven has now filed a motion to amend the complaint against the Company for malicious prosecution in connection with the short swings profit litigation. The proposed amendment names certain former individual directors of Citadel and its counsel of record. The motion to amend is scheduled to be heard on May 1, 1995. The Company believes that it has meritorious defenses to these claims, and has not reserved any amounts with respect thereto. However, costs of defense could be material, particularly given the Company's limited cash flow and operating profits.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1994. The 1994 annual meeting of stockholders (the "1994 Meeting") was held on January 10, 1995. At the 1994 Meeting, each of the current directors was elected to serve on the Board until the next annual meeting and until successors are elected.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

  Citadel's common stock is listed and quoted on the American Stock Exchange ("AMEX"). The following table sets forth the high and low closing bid prices of the common stock of Citadel as reported by AMEX for each of the following quarters:

                                                                   HIGH       LOW
                                                                  ------    -------
       1995:
         First quarter........................................... $ 3 1/8   $ 2 1/16
       1994:
         Fourth quarter..........................................   4 3/16    2 1/6
         Third quarter...........................................   6 3/8     3 1/2
         Second quarter..........................................   8         3 7/8
         First quarter...........................................  12 1/4     4 1/4
       1993:
         Fourth quarter..........................................  19 1/2     9 3/8
         Third quarter...........................................  18 5/8    14 1/4
         Second quarter..........................................  21 7/8    12 5/8
         First quarter...........................................  23 7/8    16

HOLDERS OF RECORD

  The number of holders of record of Citadel's common stock at April 14, 1995 was 272.

DIVIDENDS

  While Citadel has never declared a dividend on its common stock and has no current plan to declare such a dividend, Citadel will review this matter on an ongoing basis.

ITEM 6: SELECTED FINANCIAL DATA

                       FIVE-YEAR SELECTED FINANCIAL DATA

  The tables below set forth certain historical financial data regarding the Company. This information is derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company.

                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------------
                             1994        1993           1992        1991        1990
                          ----------  ----------     ----------  ----------  ----------
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income from real estate
 operations.............  $    2,115
Net interest income af-
 ter provision for
 estimated loan losses..              $   36,101     $   79,601  $   92,264  $  103,611
Gains (losses) on sales
 of loans, net..........                     194          1,117       2,118      (1,408)
Gains (losses) on sales
 of mortgage-backed se-
 curities, net..........                   1,342                      8,993        (165)
Gains (losses) on sales
 of investment
 securities.............                     (54)                         1          32
Other income (expense)..                 (35,870)        (6,602)     (5,616)      5,510
Administrative charge
 from Fidelity..........         916
Loss of Fidelity........     171,964
Operating expense.......       4,060     105,341         77,911      79,446      66,527
                          ----------  ----------     ----------  ----------  ----------
Earnings (loss) before
 income taxes...........    (174,825)   (103,628)        (3,795)     18,314      41,053
Income tax expense (ben-
 efit)..................                 (36,467)        (5,841)     15,651      17,734
                          ----------  ----------     ----------  ----------  ----------
Net earnings (loss).....  $ (174,825) $  (67,161)    $    2,046  $    2,663  $   23,319
                          ==========  ==========     ==========  ==========  ==========
Net earnings (loss) per
 share..................  $   (26.45) $   (11.56)    $     0.62  $     0.81  $     7.07
Average common and com-
 mon equivalent shares
 outstanding (1)(2).....   6,610,280   5,809,570      3,297,812   3,297,812   3,298,140
                          ==========  ==========     ==========  ==========  ==========
Balance Sheet Data:
  Total assets..........  $   39,912  $4,389,519     $4,698,326  $5,126,525  $5,697,664
  Cash and investments..       4,805     238,220        177,599     289,150     309,814
  Total loans, net......               3,713,383      3,991,781   4,550,848   5,085,213
  Deposits..............               3,368,643      3,457,918   3,884,707   3,967,488
  Borrowings............      14,846     734,230        908,400     871,150   1,349,166
  Subordinated notes....                  60,000         60,000      60,000      60,000
  Stockholders' equity..      17,838     187,403        223,186     221,140     218,477
  Stockholders' equity
   per share............                   28.41          67.68       67.06       66.25
  Common shares out-
   standing (1)(2)......   6,669,924   6,595,624      3,297,812   3,297,812   3,297,812
Other Data:
  Real estate loans
   funded...............              $  422,355     $  435,690  $  509,625  $1,407,522
  Average interest rate
   on new loans.........                    6.75%          7.77%       9.07%       9.31%
  Loans sold............              $  137,870     $  204,435  $  282,728  $  158,691
  Nonperforming assets
   to total assets......                    5.37%          4.99%       2.43%      0.850%
  Number of deposit ac-
   counts...............                 241,093        233,037     238,187     233,546
  Interest rate margin
   at the end of the pe-
   riod.................                    2.19%(3)       2.68%       3.20%       2.33%
  Interest rate margin
   for the period.......                    2.28%(3)       2.67%       2.54%       2.11%
  Retail branch offices
   (4)..................                      42             43          43          44

- --------
(1) Net of treasury shares, where applicable.
(2) 1993 data includes 3,297,912 shares issued in March 1993 in connection with a stock rights offering, which produced net proceeds to the Company of $31.4 million.
(3) Excluding the writedowns of core deposit intangibles of $5.2 million, interest rate margins at and for the year ended December 31, 1993, would have been 23.2% and 2.39%.
(4) All retail branch offices are located in Southern California.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

RESULTS OF OPERATIONS

  Prior to the Restructuring, Citadel was a financial services holding company engaged primarily in the savings bank business through Fidelity. It conducted virtually no operations at the holding company level. In the Restructuring, Citadel's interest in Fidelity was reduced from 100% to 16.2% and Citadel transferred the stock of its other subsidiary, Gateway, to Fidelity, leaving Citadel with no historical operating business. As a result, effective January 1, 1994 Citadel ceased including the results of Fidelity in its consolidated financial statements and began accounting for its investment in Fidelity on the cost basis. Since the Restructuring, Citadel has been engaged primarily in the ownership and management of commercial and residential real property. Therefore, Citadel's results of operations for the year ended December 31, 1994 are not comparable to its results of operations for prior years.

  The Company reported a loss of $174.8 million ($26.45 per share) in 1994, comprised of (i) a $112.1 million loss from the operations of its former subsidiary, Fidelity, through the date of the Restructuring, (ii) writedowns of $59.9 million on the Company's investment in Fidelity at and following the Restructuring, (iii) a $900,000 administrative charge paid to Fidelity prior to the Restructuring and (iv) a $1.9 million loss from continuing operations.

  Of the $1.9 million loss from continuing operations, $1.1 million related to the contested proxy solicitation, litigation defense and settlement costs. See
Item 1: "Business of Citadel Holding Corporation--The Dillon Litigation." In addition, the Company spent approximately $200,000 on deferred maintenance on its real estate holdings.

  The Company continues to make progress in the leasing of its apartment properties. At December 31, 1994, the Parthenia property was 70% leased; in the first quarter of 1995, the Parthenia property had achieved over 90% occupancy. Changes made by the Company in the management of the Veselich property appear to be stabilizing the high turnover which had caused additional operating costs. Occupancy at the Veselich property is in the 90-95% range.

  The Arboleda property has maintained full occupancy with low turnover of tenants. However, American Express has publicly announced that it will vacate the property at the end of its lease in February 1997. While the Phoenix office leasing market continues to strengthen, it is anticipated that significant capital expenditures will be necessary to re-lease this space and the space might remain vacant for some time. See Item 2: "Real Estate Activities--Real Estate Interests."

  In addition, operating results for 1995 should be positively affected by the sale of the Harbor City and Sherman Oaks properties.

BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY OF THE COMPANY

  In prior periods, Citadel relied almost exclusively on cash flow from the operations of Fidelity and Gateway for its liquidity needs. As a result of the completion of the Restructuring on August 4, 1994, Fidelity and Gateway are no longer subsidiaries of Citadel, and Citadel and its wholly-owned subsidiary, CRI, no longer have the benefit of cash flow from these companies to meet the Company's liquidity needs. Additionally, the Craig Line of Credit prohibits the payment of certain dividends by CRI to Citadel.

  The Company expects that its sources of funds in the near term will include cash on hand ($4.8 million at December 31, 1994), cash flow from the operations of its real estate properties, if any, and proceeds from sales of properties (see Note 13), and the sale of Fidelity Class B Common Stock to the Dillon Parties (see Note 13). Management is actively seeking one or more buyers for the balance of its Fidelity Class B Common

Stock to provide additional funding for the Company's short and long term capital needs. It is anticipated that Citadel will complete the disposition of its entire interest in Fidelity by the end of 1995, although no assurance can be given that it will be able to dispose of its entire interest on favorable terms by the end of the year. The Company is also seeking to obtain a loan (the "Glendale Loan") of up to $5.38 million from Fidelity to fund a portion of the purchase price for the Glendale Building. The Glendale Loan would be a five year mortgage, amortized over 20 years, adjusted monthly at LIBOR plus 4.5%. The Company currently has no borrowing capacity under the Craig Line of Credit.

  In the short term, uses of funds are expected to include (i) funding of the purchase price for the Glendale Building and repair of the earthquake damage to the parking structure thereon, (ii) operating expenses, (iii) any amounts that may become payable under the $4 million Bulk Sale Indemnity, (iv) debt service under the Fidelity mortgages relating to the REO Properties and (v) interest and principal payments under the Craig Line of Credit. Management believes that the Company's sources of funds will be sufficient to meet its cash flow requirements for the foreseeable future provided that it is able to obtain the Glendale Loan or alternative financing is available to finance the purchase of the Glendale Building. However, the Glendale Loan is subject to certain conditions. See Item 2: "Real Estate Activities--Building Options." If the Company does not obtain the Glendale Loan, the Company would have to seek financing from other sources. No assurance can be given that the Glendale Loan will be obtained or that the Company would be able to obtain other financing.

  If no financing is available to purchase the Glendale Building, Citadel will have to determine whether (i) to purchase the Glendale Building, paying the entire purchase price out of cash reserves (if then adequate for such purpose),
(ii) to refrain from consummating such purchase, or (iii) to sell the Glendale Building Option. If Citadel elects the first alternative, Citadel may be left with inadequate cash reserves to meet its other obligations in a timely manner unless it is able to liquidate other assets, such as its remaining shares of Fidelity Class B Common Stock, to meet such obligations. If Citadel elects the second alternative, it may be deemed to be in breach of an obligation under the Glendale Building Option. Management believes that the Glendale Building has a value materially in excess of its purchase price based on existing and contemplated leases, and has been offered a premium for the Glendale Building Option.

  Management is currently evaluating the assets and opportunities available to the Company with a view to developing a new business plan. Among the alternatives under consideration are the continuation and expansion of its real estate operations, the movement into a new line or lines of business, merger or sale of the entire Company, and liquidation. However, as management believes that the Company has value as a publicly traded entity with significant assets, management believes it is unlikely that liquidation will be the selected business plan. No final conclusions have been reached regarding any of the foregoing alternatives. In the near term, the Company is seeking to dispose of its Fidelity Class B Common Stock and working to maximize the value of its current real estate holdings.

ISSUANCE OF PREFERRED STOCK IN CRAIG DEBT RESTRUCTURING

  On November 10, 1994, Citadel issued 1,329,114 shares (the "Preferred Shares") of Citadel Preferred Stock to Craig at a price of $3.95 per share. Payment for the Preferred Shares was made by cancellation of $5,250,000 of indebtedness owed to Craig under the Craig Line of Credit. As part of this transaction (the "Craig Debt Restructuring"), the Craig Line of Credit was reduced to $950,000, all of which is currently drawn.

  The conversion of the debt to equity in the Craig Debt Restructuring has improved Citadel's cash flow by converting floating rate debt bearing an interest rate of prime plus 3% into a fixed cumulative dividend of 3% (which is not a liability on Citadel's balance sheet until declared), and has expanded Citadel's equity base while reducing Citadel's leverage. It has also reduced pressure on the Company to sell assets in order to repay short-term debt.

  If a court of competent jurisdiction issues any ruling, judgment, injunction, decree or order that prohibits Craig from voting the Preferred Shares at any meeting of Citadel stockholders or pursuant to any written consent of Citadel stockholders, in which vote or consent the Preferred Shares would otherwise be entitled to participate, or invalidates any such vote or consent, then Craig has the right to rescind the Craig Debt Restructuring, in which event the debt under the Craig Line of Credit that was canceled in the Craig Debt Restructuring would be reinstated and would bear interest as though it had been outstanding on a continuous basis. On March 15, 1995, the effective rate of interest on the Craig Line of Credit was 12%.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                          PAGE
                                                                          ----
Independent Auditors' Report.............................................  F-2
Consolidated Balance Sheets as of December 31, 1994 and 1993.............  F-3
Consolidated Statements of Operations for Each of the Three Years in the
 Period Ended December 31, 1994..........................................  F-5
Consolidated Statements of Stockholders' Equity for Each of the Three
 Years in the Period Ended December 31, 1994.............................  F-6
Consolidated Statements of Cash Flows for Each of the Three Years in the
 Period Ended December 31, 1994..........................................  F-7
Notes to Consolidated Financial Statements...............................  F-9
Financial Statement Schedule III--Real Estate and Accumulated
 Depreciation............................................................ II-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Citadel Holding Corporation:

  We have audited the consolidated financial statements and financial statement schedule listed at Item 8 of Citadel Holding Corporation (the "Company"). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1994 and 1993, and the results of its consolidated operations and cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

Los Angeles, California
March 15, 1995 (April 12, 1995 as to the fourth paragraph of Note l3)

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        (DOLLARS IN THOUSANDS) (NOTE 1)

                                                                DECEMBER 31,
                                                             ------------------
                                                              1994      1993
                                                             ------- ----------
ASSETS:
 Cash, federal funds sold and other cash equivalents........ $ 4,805 $  145,961
 Investment securities held for sale........................             92,259
 Mortgage-backed securities held for sale...................             91,108
 Loans held for sale, at lower of cost or market............            367,688
 Loans receivable, net of allowances of $83,832 at December
  31, 1993..................................................          3,345,695
 Interest receivable........................................             23,052
 Investment in FHLB stock...................................             52,151
 Real estate owned, net.....................................            153,607
 Premises and equipment, net................................             49,247
 Deferred tax assets........................................              1,247
 Investment in Fidelity Federal Bank--held for sale.........  13,405
 Rental properties, less accumulated depreciation...........  19,858
 Other receivables..........................................   1,219
 Other assets...............................................     625     67,504
                                                             ------- ----------
 Total...................................................... $39,912 $4,389,519
                                                             ======= ==========

See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        (DOLLARS IN THOUSANDS) (NOTE 1)

                                                               DECEMBER 31,
                                                            -------------------
                                                             1994       1993
                                                            -------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
  Deposits.................................................          $3,368,643
  FHLB advances............................................             326,400
  Commercial paper.........................................             304,000
  Mortgage-backed notes and bonds..........................             100,000
  Other borrowings.........................................               3,830
  Security deposits payable................................ $   227
  Deferred tax liabilities.................................              14,564
  Accounts payable and accrued liabilities.................   3,001      24,679
  Deferred proceeds from bulk sales agreement..............   4,000
  Subordinated notes.......................................              60,000
  Short-time line of credit................................     950
  Mortgage notes payable...................................  13,896
                                                            -------  ----------
   Total liabilities.......................................  22,074   4,202,116
                                                            -------  ----------
 Commitments and contingencies (Note 12)
 Stockholders' equity:
  Serial preferred stock, par value $.01 per share;
   5,000,000 shares authorized
  3% Cumulative Voting Convertible, ($3.95 or $5,250,000
   stated value)- 1,329,114 shares issued and outstanding
   at December 31, 1994....................................      13
  Common stock, par value $.01 per share; 10,000,000 shares
   authorized, 6,669,924 and 6,595,624 shares issued and
   outstanding at December 31, 1994 and 1993, respectively.      67          66
 Paid in capital...........................................  65,298      60,052
 Retained earnings (deficit)............................... (47,540)    127,285
                                                            -------  ----------
   Total stockholders' equity..............................  17,838     187,403
                                                            -------  ----------
     Total................................................. $39,912  $4,389,519
                                                            =======  ==========

See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (NOTE 1)

                                                   YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1994       1993       1992
                                                ---------  ---------  ---------
Real Estate Operations:
 Rental income................................  $   2,070
 Interest income..............................         45
                                                ---------
                                                    2,115
 Real estate operating expenses...............      1,350
 Depreciation and amortization................        276
 Interest expense.............................        649
 General and administrative expenses..........      1,785
                                                ---------
Loss from Real Estate Operations..............     (1,945)
                                                ---------
Financial Services Operations:
 Interest income..............................             $ 289,592  $ 370,722
 Interest expense.............................               188,391    239,941
                                                           ---------  ---------
Net Interest Income                                          101,201    130,781
 Provisions for estimated loan losses (Note
  18).........................................                65,100     51,180
                                                ---------  ---------  ---------
Net Interest Income after Provision for
 Estimated Loan Losses........................                36,101     79,601
                                                ---------  ---------  ---------
Noninterest Income (Expense):
 Loan and other fees..........................                 5,389      7,885
 Gain (loss) on sales of loans, net...........                   194      1,117
 Fee income from investment products..........                 4,313      3,368
 Fee income on deposits and other income......                 3,271      4,406
 Provision for estimated real estate losses...               (30,200)   (17,820)
 Real estate operations on specific
  properties..................................               (18,643)    (4,441)
 Gains on sales of mortgage-backed securities
  and investment securities, net..............                 1,288
 Operating expenses...........................              (105,341)   (77,911)
                                                ---------  ---------  ---------
   Total noninterest expense..................              (139,729)   (83,396)
                                                ---------  ---------  ---------
Loss from Financial Services Operations.......              (103,628)    (3,795)
                                                ---------  ---------  ---------
Administrative Charge from Fidelity Federal
 Bank.........................................       (916)
Loss of and Write-Down of Investment in
 Fidelity Federal Bank........................   (171,964)
                                                ---------  ---------  ---------
Loss Before Income Taxes......................   (174,825)  (103,628)    (3,795)
Income Tax Expense (Benefit)..................               (36,467)    (5,841)
                                                ---------  ---------  ---------
Net Earnings (Loss)...........................  $(174,825) $ (67,161) $   2,046
                                                =========  =========  =========
Net Earnings (Loss) Per Share (After Preferred
 Stock Dividend)..............................  $  (26.45) $  (11.56) $    0.62
                                                =========  =========  =========
Weighted Average Common and Common Equivalent
 Shares Outstanding...........................  6,610,280  5,809,570  3,297,812
                                                =========  =========  =========

See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (DOLLARS IN THOUSANDS) (NOTE 1)

                                         THREE YEARS ENDED DECEMBER 31, 1994
                         ------------------------------------------------------------------------
                           PREFERRED
                             STOCK     COMMON STOCK
                         ------------- --------------                                   TOTAL
                         NUMBER OF     NUMBER OF       PAID-IN  RETAINED  TREASURY  STOCKHOLDER'S
                          SHARES   PAR  SHARES    PAR  CAPITAL  EARNINGS   STOCK       EQUITY
                         --------- --- ---------  ---  -------  --------  --------  -------------
Balance, January 1,
 1992...................               3,477,512  $35  $34,784  $192,400  $(6,079)    $221,140
 Retirement of treasury
  stock.................                (179,700)  (2)  (6,077)             6,079
 Net earnings for 1992..                                           2,046                 2,046
                         --------- --- ---------  ---  -------  --------  -------     --------
Balance, December 31,
 1992...................               3,297,812   33   28,707   194,446               223,186
 Proceeds of rights
  offering..............               3,297,812   33   31,345                          31,378
 Net of loss of 1993....                                         (67,161)              (67,161)
                         --------- --- ---------  ---  -------  --------  -------     --------
Balance, December 31,
 1993...................               6,595,624   66   60,052   127,285               187,403
 Issuance of common
  stock.................                  74,300    1      285                             286
 Issuance of preferred
  stock, net of issuance
  costs of $275......... 1,329,114 $13                   4,961                           4,974
 Net loss of 1994.......                                        (174,825)             (174,825)
                         --------- --- ---------  ---  -------  --------  -------     --------
Balance, December 31,
 1994................... 1,329,114 $13 6,669,924  $67  $65,298  $(47,540) $           $ 17,838
                         ========= === =========  ===  =======  ========  =======     ========

See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (DOLLARS IN THOUSANDS) (NOTE 1)

                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1994       1993       1992
                                               ---------  ---------  ---------
CASH FLOWS--OPERATING ACTIVITIES:
 Net earnings (loss).......................... $(174,825) $ (67,161) $   2,046
 Reconciliation of net earnings (loss) to net
  cash from operations:
  Provisions for estimated losses.............               95,300     (9,079)
  Gains on sales of loans and securities......               (1,482)    (1,117)
  Capitalized loan origination costs..........               (2,187)    (3,001)
  Amortization of deferred loan items, net....               (1,163)      (604)
  Purchases of investment securities held for
   trading....................................             (248,272)
  Proceeds from sales of investment securities
   held for trading...........................              248,248
  Purchases of investment securities held for
   sale.......................................             (420,956)
  Maturities of investments securities held
   for sale...................................              260,838
  Proceeds from sales of investment securities
   held for sale..............................               76,687
  Investment securities held for sale lower of
   cost or market writedown...................                2,074
  Purchases of mortgage-backed securities held
   for trading................................              (51,248)
  Proceeds from sales of mortgage-backed
   securities held for trading................               51,277
  Purchase of mortgage-backed securities held
   for sale...................................             (395,561)
  Principal repayments of mortgage-backed
   securities held for sale...................               58,865
  Proceeds from sales of mortgage-backed
   securities held for sale...................              463,704
  Originations of loans held for sale.........             (162,868)  (176,220)
  Proceeds from sales of loans held for sale..              138,399    204,435
  FHLB stock dividend.........................               (1,640)      (790)
  Depreciation and amortization...............       276     23,092      9,344
  Interest receivable decrease................                4,080      9,974
  Other receivable increase...................    (1,219)
  Other assets (increase) decrease............      (625)   (49,414)     3,934
  Deferred income tax expense (benefit).......               14,491    (19,966)
  Interest payable decrease...................               (5,103)    (5,954)
  Security deposits payable increase..........       227
  Other liabilities and deferred income
   increase (decrease)........................     3,001    (16,350)   (19,283)
  Deferred proceeds from Bulk Sales agreement.     4,000
  Other, net..................................                   72        257
  Writedown of investment in Fidelity.........    59,892
  Deconsolidation of Fidelity.................   111,988
                                               ---------  ---------  ---------
   Operating cash flows, net..................     2,715     13,722     72,134
                                               ---------  ---------  ---------
CASH FLOWS--INVESTING ACTIVITIES:
 Purchases of investment securities...........             (200,055)  (170,539)
 Maturities of investment securities..........              226,617    137,237
 Proceeds from sales of investment securities.               26,908
 Purchases of mortgage-backed securities held
  for investments.............................                         (92,502)
 Principal repayments of mortgage-backed
  securities held for investments.............                9,565      8,588
 Proceeds from sales of mortgage-backed
  securities held for investments.............                7,114

See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                        (DOLLARS IN THOUSANDS) (NOTE 1)

                                                 YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                               1994       1993        1992
                                             ---------  ---------  -----------
 Purchase of loans..........................            $  (3,951) $    (1,675)
 Loans receivable, net decrease.............              149,909      274,181
 Real estate investment (additions), net.... $ (20,055)
 Proceeds from sales of real estate.........               41,608       24,329
 Premises and equipment (additions), net....               (6,946)      (2,460)
 Other, net.................................                3,275       (4,746)
                                             ---------  ---------  -----------
    Investing cash flows, net...............   (20,055)   254,044      172,413
                                             ---------  ---------  -----------
CASH FLOWS--FINANCING ACTIVITIES:
 Demand deposits and passbook savings, net
  increase (decrease).......................             (111,601)      86,531
 Certificate accounts, net increase
  (decrease)................................               22,326     (513,320)
 Proceeds from FHLB advances................              250,000    1,223,400
 Repayment of FHLB advances.................             (505,000)  (1,017,000)
 Repayment of related party loan............
 Mortgage note..............................    13,930
 Proceeds from line of credit...............     6,210
 Short-term borrowings increase.............              242,830       61,800
 Proceeds from issuance of common stock.....       286
 Repayments of long-term borrowings.........       (34)  (162,000)    (265,950)
 Loan fee...................................      (256)
 Costs of issuance of preferred stock.......      (275)
 Proceeds from stock rights offering, net...               31,378
                                             ---------  ---------  -----------
  Financing cash flows, net.................    19,861   (232,067)    (389,539)
  Less cash and cash equivalents of Fidelity
   at beginning of period...................  (143,677)
                                             ---------  ---------  -----------
   Net increase (decrease) in cash and cash
    equivalents.............................  (141,156)    35,699     (144,992)
  Cash and cash equivalents at beginning of
   period...................................   145,961    110,262      255,254
                                             ---------  ---------  -----------
Cash and cash equivalents at end of period.. $   4,805  $ 145,961  $   110,262
                                             =========  =========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest on mortgages and line of credit..       548
  Interest on deposits, advances and other
   borrowings...............................              180,861      236,953
  Income taxes..............................                 (679)      21,697
NONCASH TRANSACTIONS:
 Conversion of line of credit to preferred
  stock, net of loan costs..................     4,974
 Additions to real estate owned acquired
  through foreclosure.......................              193,641      121,192
 Loans originated to finance sale of real
  estate acquired through foreclosure.......               51,607       11,243
 Transfers from investment portfolio to
  held-for-sale portfolio:
  Loans receivable..........................              325,222
  Investment securities.....................               14,264
  Mortgage-backed securities................              214,310
 Mortgage loans exchanged for mortgage-
  backed securities.........................                           114,277
 Retirement of treasury stock...............                             6,079

See notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1--BASIS OF PRESENTATION

  On August 4, 1994 ("the Closing"), Citadel Holding Corporation ("Citadel") completed a restructuring (together with the other transactions described below, the "Restructuring") in which, among other things, Citadel's ownership interest in Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"), was reduced from 100% to approximately 16%. The reduction was a result of Fidelity issuing and selling to investors in a public offering shares of Class A and Class C common stock. Citadel's investment in Fidelity was reclassified into 4,202,243 shares of Class B common stock of Fidelity. As a result, effective January 1, 1994, Citadel no longer consolidates Fidelity in its financial statements; rather it accounts for its investment on the cost basis. In addition, several other significant events occurred in the Restructuring, including:

  a. Citadel sold to Fidelity all of the stock of Gateway Investment Services, Inc., previously a wholly owned subsidiary of Citadel
  ("Gateway").

  b. A newly-formed subsidiary of Citadel, Citadel Realty, Inc. ("CRI") purchased four real properties from Fidelity for a purchase price of $19.8 million (Fidelity's book value) of which $13.9 million was financed by Fidelity on a secured basis and the balance of which was financed by Craig Corporation ("Craig"), a significant stockholder of Citadel, under a short-term line of credit (Citadel and CRI are referred to herein as the "Company").

  c. Citadel received from Fidelity by way of dividend (i) one-year transferable options (subsequently contributed to CRI) to acquire two office buildings in Sherman Oaks and Glendale, California (the "Office Buildings") used in the operations of Fidelity (including its headquarters buildings) for an aggregate exercise price of $9.3 million (the "Office Building Options"), portions of which buildings would be leased back by Fidelity upon purchase by the Company (see Note 13), and (ii) Fidelity's interest in a lawsuit filed against the former carrier of Fidelity's directors' and officers' insurance policies, involving certain coverage and indemnity issues, which resulted in Citadel collecting $2.5 million.

  d. Citadel and Fidelity entered into a Stockholders' Agreement (the "Stockholders' Agreement"), under which Citadel must reimburse Fidelity for certain losses that may be incurred by Fidelity as a result of certain environmental and other representations made by Fidelity in connection with the bulk sale of loans and other assets to certain third parties in connection with the Restructuring. Subject to a $4 million limit, the Stockholders' Agreement requires Citadel to reimburse Fidelity for losses incurred by Fidelity, in either repurchasing assets (sold in connection with the bulk sale) in the event of breached representations, or curing such breaches.

  The information for the year ended December 31, 1994 presents the Company's results of operations for the five months subsequent to the Restructuring separate from the results of operations of Citadel (including Fidelity and Gateway) prior to the Restructuring, which have been included in the loss of and write-down of investment in Fidelity in the statement of operations (see
Note 4).

  For the period prior to the closing of the Restructuring, administrative expenses have been recorded consistent with previous allocations made to Citadel by Fidelity.

  Notes 1 through 13 relate to the Company on a restructured basis while Notes 14 through 27 relate to Citadel, as the holding company of Fidelity, prior to the restructuring, with the exception of Notes 25 and 26 which relate to the Company both prior and subsequent to the restructuring.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

2--SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents--For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

  Deferred Financing Cost--Costs incurred in connection with obtaining financing are amortized over the terms of the respective loans on a straight-line basis.

  Depreciation and Amortization--Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets which range from 27 to 39 years. Leasehold improvements are amortized over the lives of the respective leases or the useful lives of the improvements, whichever is shorter.

  Investment in Common Stock--The Company's investment in common stock of Fidelity is classified as "available for sale" under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 and is reported at fair value. Under SFAS No. 115, fluctuations in fair value are included as a separate component of stockholders' equity. If there is a decline in fair value judged to be other than temporary, the amount of the write down is included in net income (loss).

  Earnings (Loss) per Share--The earnings (loss) per share was computed on the weighted average number of shares outstanding. The 3% cumulative voting convertible preferred stock is a common stock equivalent but was anti-dilutive.

3--RENTAL PROPERTIES

  Rental properties consist of the following:

                                                                   DECEMBER 31,
                                                                       1994
                                                                  --------------
                                                                  (IN THOUSANDS)
      Land ......................................................    $ 5,538
      Building and improvements .................................     14,517
                                                                     -------
      Total .....................................................     20,055
      Less accumulated depreciation .............................       (197)
                                                                     -------
      Rental properties, net ....................................    $19,858
                                                                     =======

  Rental properties consist of three apartment buildings and one commercial building. Subsequent to December 31, 1994, one of the apartment buildings was sold (see Note 13).

4--INVESTMENT IN FIDELITY FEDERAL BANK

  As of December 31, 1994, the investment in Fidelity consists of 4,202,243 shares of Class B Common Stock received in the Restructuring at a fair value estimated by management to be $3.19 per share, or a total value of $13,405,000. Such valuation was based on management's consultation with financial advisors and securities brokers, recent operating results of Fidelity and giving effect to the consideration to be received from the Dillion Investors, L.P. to acquire 1,295,000 shares in April 1995 (see Note 13).

  Fidelity suffered losses of $14,800,000 and $128,400,000 for the fourth quarter and year ended December 31, 1994 respectively. As of December 31, 1994, Fidelity had stockholders' equity of $156,500,000, or $6.03 per share. Although Fidelity met its numerous regulatory capital requirements at December 31, 1994, Fidelity's ability to meet the prescribed capital requirements in the future is uncertain.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

  The loss of and write-down of investment in Fidelity for the year ended December 31, 1994 consisted of the following;

                                                                 (IN THOUSANDS)
                                                                 --------------
   Loss from operations of Fidelity through August 4, 1994 .....    $112,072
   Write-down of investment in Fidelity as of the date of
    Restructuring ..............................................      52,811
   Write-down representing other than temporary decline in fair
    value from August 5, 1994 to December 31, 1994 .............       7,081
                                                                    --------
                                                                    $171,964
                                                                    ========

  Included in the write-down of the investment in Fidelity as of the Closing Date is the effect of the proceeds received from the settlement of the D&O Litigation, the write-down on uncollectible loans, and the deferral of a portion of the proceeds received from the Bulk Sale Asset agreement relating to a sale of Fidelity loans (see Note 1). The loss from operations through August 4, 1994 was partially offset by an income tax benefit of $16,524,000.

  Pursuant to a Registration Rights Agreement entered into between Fidelity and Citadel, Citadel and any person who acquires shares of Class B Common Stock or Class A Common Stock issuable upon conversion of the shares of Class B Common Stock (the "Registrable Securities") will be entitled to certain registration rights with respect to such shares. At any time before March 31, 1998, the holder or holders of more than 50% of the Registrable Securities may require Fidelity to register all or a portion of the Registrable Securities under OTS regulations, subject to certain restrictions. Furthermore, if, at any time before March 31, 1999, Fidelity proposes to register any of its Common Stock under the OTS regulations for purposes of an offering or sale in a primary or secondary offering, Fidelity may be required to include any or all of the Registrable Securities as directed by the holders thereof. Subject to certain limitations, Fidelity is required to bear all registration and selling expenses in connection with the registration of the Registrable Securities. However, after consultation with Fidelity, Citadel has determined that its shares of Fidelity Class B Common Stock may be freely sold without registration under the regulations of the OTS, and, when such shares convert to Fidelity Class A Common Stock, such shares will cease to be eligible for the foregoing registration rights.

  The Stockholders' Agreement provides restrictions on the transfers of shares of Class B Common Stock. Except pursuant to the exercise of registration rights as described above, no holder of Fidelity Class B Common Stock may sell publicly shares of Class B Common Stock representing more than 5% of the total outstanding Fidelity Common Stock on a fully diluted basis during any 30-day period without the prior approval of Fidelity. In addition, if shares of Class B Common Stock representing more than 5% of the total outstanding Fidelity Common Stock on a fully diluted basis are proposed to be sold privately to any person or, if after giving effect to such private sale, the transferee (including any of the transferee's affiliates or any "group" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of which the transferee is a member) would own more than 5% of the outstanding Fidelity Common Stock on a fully diluted basis, then except in connection with distributions by Citadel of such shares to its stockholders, Fidelity will have an assignable right of first refusal with respect to the shares of Class B Common Stock proposed to be sold. Upon any distribution of Class B Common Stock by Citadel to its stockholders, by dividend or otherwise, any Citadel stockholder shall be entitled to convert all or a portion of the shares of Class B Common Stock so distributed to the extent that such shares when added to all other shares of Class B Common Stock owned immediately prior to the distribution by such stockholder and any shares of Class B Common Stock owned immediately prior to the distribution by all other members of any "group" (as so defined) of which such stockholder is a member, do not exceed 5% of all outstanding shares of Fidelity Common Stock.

  In addition, for a period commencing six months after the Closing and ending 18 months after the Closing, Fidelity will have the right to redeem, subject to the approval of the OTS and the approval of the

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES stockholders of Citadel, any outstanding shares of Class B Common Stock owned by Citadel, in excess of the number of shares of Class B Common Stock held by the then largest stockholder of Fidelity (other than Citadel), at a redemption price (the "Redemption Price") equal to either (a) 110% of the market price of the Class A Common Stock, assuming it is then listed on a national securities exchange or admitted for quotation on the NASDAQ, or (b) if the Class A Common Stock is not so listed or quoted, 100% of the book value per share of Fidelity Common Stock as of the most recent quarterly balance sheet date; provided that no such redemption shall be made in anticipation of any merger, consolidation, sale of all or substantially all of Fidelity's assets, distribution (other than any ordinary cash dividend), or any other transaction involving the receipt by holders of any class of Fidelity Common Stock of any cash or other property.

5--OTHER ASSETS

  Other assets are summarized as follows:

                                                                  (IN THOUSANDS)
                                                                  --------------
      Deferred financing costs...................................      $256
      Accumulated amortization...................................       (79)
                                                                       ----
      Deferred financing costs, net..............................       177
      Deposits...................................................        87
      Prepaid expenses ..........................................       329
      Other......................................................        32
                                                                       ----
      Total other assets.........................................      $625
                                                                       ====

6--DEFERRED PROCEEDS FROM BULK SALES AGREEMENT

  Under the Stockholders' Agreement (see Note 1), Citadel will be required to reimburse Fidelity for certain losses incurred by Fidelity in either curing breached representations or repurchasing assets sold under a bulk sales agreement, subject to a $4 million aggregate limit, in the event Fidelity is determined to have breached certain representations made in connection with certain Bulk Sales which were part of the Restructuring. To date, claims totaling $3.9 million have been asserted. Citadel has been informed that Fidelity is contesting these claims. Proceeds of $4 million have been included in the balance sheet as deferred proceeds.

7--MORTGAGE NOTES PAYABLE

  Mortgage notes payable to Fidelity at December 31, 1994 are as follows:

   Notes payable--principal and interest paid monthly at rates equal to LIBOR plus 4.5% and 1-year Treasury rate plus 3.7%
    maturing through 2004 ........................................ $13,896,000
                                                                   ===========

  Aggregate future principal payments as of December 31, 1994 are as follows:

   YEAR ENDING
   DECEMBER 31,                                                   (IN THOUSANDS)
   ------------                                                   --------------
   1995 .........................................................    $   142
   1996 .........................................................        154
   1997 .........................................................        167
   1998 .........................................................        180
   1999 .........................................................        195
   Thereafter ...................................................     13,058
                                                                     -------
                                                                     $13,896
                                                                     =======

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

  As of December 31, 1994, the LIBOR interest rate was 7.75% and the 1-year Treasury rate was 6.7%. Management believes that the carrying value of these variable rate mortgages approximates their fair value.

8--SHORT-TERM LINE OF CREDIT

  The Company has a line of credit with Craig in the amount of $950,000 all of which has been drawn. The line of credit matures and all borrowed amounts are due on August 5, 1995. If certain conditions are met, the maturity date may be extended an additional six months. The Company pays interest, on all borrowed amounts at a rate equal to prime plus 3%. A 0.5% annual fee is charged on any undrawn balance. In connection with the restructuring, the Company borrowed $6,200,000 on this Line of Credit. The amount was reduced to $950,000 through the issuance of 1,329,114 shares of Preferred Stock (see Note 9). The line of credit is guaranteed by Citadel, which guarantee is collateralized by the common stock of CRI. The line of credit contains restrictions as to the payment of dividends by CRI. Management believes that the carrying value of the borrowings under the line of credit approximates its fair value. During the year ended December 31, 1994, the average balance outstanding was $4,391,000 and the effective interest rate was 11%.

9--3% CUMULATIVE VOTING CONVERTIBLE PREFERRED STOCK

  On November 10, 1994, the Company issued 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock ("Preferred Stock") at a stated value of $3.95 per share. The sales price of the 1,329,114 shares sold was $5,250,000 which was paid through conversion of existing indebtedness on the Craig line of credit (see Note 8). Dividends are payable quarterly commencing on January 15, 1995. Each share of Preferred Stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. The Preferred Stock is convertible at the option of the holder into common stock. The conversion ratio is one share of Preferred Stock for a fraction of a share of common; the numerator of which is the sum of $3.95 per share plus any accrued but unpaid dividends, and the denominator of which is the average of the closing prices per share of the Company's common stock, as defined ("Market Price"). If the Market Price exceeds $5.00 per share the conversion ratio will be calculated using $5.00.

  The Company does not have the right to redeem shares of Preferred Stock prior to November 1997. Thereafter, the Company has the right, at its sole option, to redeem at the sum of (1) $3.95 per share, (2) any unpaid dividends, and (3) a premium at the redemption date equal to an accrual on the Stated Value ranging from 9% per annum during the period from November 1994 to November 1998 and thereafter reducing over time during the period from November 1998 to November 2006 at the rate of 1% per year. If the redemption date is after November 2006, there is no premium. The Company can redeem Preferred Stock tendered for conversion at a price based upon the above redemption provisions if the Market Price is below $3.00. In the event of a change of control of the Company (as defined), the Company is required to redeem the Preferred Stock, if demanded by the holder, at a price based upon the above provisions. Further, each holder of Preferred Stock is entitled to a preemptive right to purchase or subscribe for any unissued voting stock. Such preemptive rights shall allow such holder to maintain its proportionate share of the outstanding voting stock of the Company.

  If a court prohibits Craig from voting the Preferred shares, or invalidates any such vote, the debt under the line of credit that was cancelled would be reinstated and would bear interest as though it had been outstanding on a continuous basis.

10--COMMON STOCK

  On January 10, 1995, the Company authorized an additional 10,000,000 shares of $.01 par value common stock.

  In 1993, Citadel granted an option to purchase 20,000 shares of common stock at a price of $21.90 per share to one of its former executives. As of December 31, 1994, all options are exercisable.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

  The Company has agreed to grant an option to its President to purchase 33,000 shares of common stock at a price of $2.69 per share. The option has vested as to 11,000 shares and will vest as to 11,000 shares on each of August 4, 1995 and 1996.

11--FUTURE MINIMUM RENT

  The Company has operating leases, at its commercial property, with tenants that expire at various dates through 1999 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Future minimum rent under operating leases, excluding tenant reimbursements of certain costs, is summarized as follows:

      YEAR ENDING
      DECEMBER 31                                                 (IN THOUSANDS)
      -----------                                                 --------------
      1995 ......................................................     $2,049
      1996 ......................................................      1,753
      1997 ......................................................        628
      1998 ......................................................        295
      1999 ......................................................        127
                                                                      ------
                                                                      $4,852
                                                                      ======

  Leases related to the Company's residential properties have been excluded from the above schedule as they are generally six months or less in length.

12--COMMITMENTS AND CONTINGENCIES

  There are several legal actions and claims against the Company. Based on advice of legal counsel management believes that the ultimate liability, if any, which may result from any of these lawsuits will not materially affect the financial position or results of operations of the Company (see Note 13 for the settlement of certain litigation).

13--SUBSEQUENT EVENTS

  Subsequent to December 31, 1994, the Company sold its rental property located in Harbor City for $5.9 million in cash, net of expenses. The sale resulted in a gain of approximately $980,000 for financial statement purposes. As a result of the sale, $3,696,000 of its mortgage notes payable to Fidelity were assumed by the purchaser.

  On February 2, 1995, the Company exercised its office building options to purchase the two buildings (see Note 1) and on March 22, 1995, purchased and immediately sold the Sherman Oaks building for a gain of $560,000. The purchase price for the Glendale Building is $7.1 million. Fidelity has given Citadel a conditional commitment to provide $5.38 million of mortgage financing on the Glendale Building on the following terms and conditions: a 5 year mortgage, amortized on a 20 year basis with interest payable monthly at LIBOR plus 4.5%. These terms have been approved by the Board of Directors of Fidelity subject to advice from the OTS on the issues of affiliate transactions, completion of required documentation, and the equity portion of the purchase will be funded from internal sources. This transaction has not yet been finalized and an extension of the closing date has been agreed to by both Citadel and Fidelity while certain financing issues are resolved.

  The Glendale building is the headquarters building of Fidelity. Upon completion of Citadel's purchase of the Glendale building, scheduled for no later than May 17, 1995, Citadel and Fidelity will enter into a 10-year, full service gross lease for four of the six floors of the Glendale building. The rental rate for the first five years of the lease term will be approximately $26,600 per month (including parking) for the ground floor and approximately $75,000 per month (including parking) for the fourth, fifth and sixth floors. This lease will provide for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

("CPI") or 3%. After the first five years of the lease term, the rental rate for the ground floor will be adjusted to the higher of the then current market rate or the prevailing rental rate in the fifth year of the lease and the rental rate for the upper floors will be adjusted to the higher of the then current market rate or $1.50 per square foot increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity will have the option to extend the lease of the ground floor for two consecutive five year terms at a market rental rate and will have the option to purchase the Glendale building at a market rate at the expiration of the lease term, provided that Citadel then owns the building.

  On November 7, 1994, a stockholder, Dillon Investors, L.P. ("Dillon"), filed a lawsuit against the Company, its directors and Craig Corporation alleging that the 74,300 shares of Citadel Common Stock issued to Craig at $3.85 per share in October, 1994, and the Preferred Stock were issued at unfair prices in order to entrench the Board of Directors in power in the face of an announced proxy contest and possible consent solicitation by Dillon to take over control of the Board of Directors. The suit sought recission of the issuance of the Preferred Stock and the reinstatement of borrowings from Craig under a line of credit (see Note 8). As of April 12, 1995, the Company entered into a Stock Exchange and Settlement Agreement with Dillon pursuant to which Dillon will purchase from Citadel 1,295,000 shares of Fidelity Class B Common Stock in consideration of $2.22 million in cash and the surrender of 666,000 shares of Citadel Common Stock (the "Surrendered Shares"). Further, Craig has agreed not to exercise the conversion feature of its Preferred Stock prior to February 4, 1996, without the prior approval of the holders of the majority of the Citadel common shareholders. Citadel has (a) granted Craig a two year option to purchase the Surrendered Shares at a purchase price of $3.00 per share and (b) agreed to reimburse Craig for its litigation costs in an amount not to exceed $75,000 which has been included in accounts payable and accrued liabilities.

  As noted in Note 1, Notes 14 through 27 related to the Company, as the holding company of Fidelity, prior to Restructuring, with the exception of Notes 25 and 26 which relate to the Company both prior to and subsequent to the Restructuring.

14--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES PRIOR TO RESTRUCTURING

  Principles of Consolidation--The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and subsidiaries. Until August 4, 1994 Citadel was the holding company of Fidelity Federal Bank, a Federal Savings Bank ("Fidelity") and Gateway Investment Services, Inc. ("Gateway"). Unless otherwise indicated, references to the "Company" include Citadel, Fidelity, Gateway, and all subsidiaries of Fidelity and Citadel. All significant intercompany transactions and balances have been eliminated.

  Cash and Cash Equivalents--For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds sold are one-day periods. Fidelity is required by the Federal Reserve System to maintain noninterest-earning cash reserves against certain of its transaction accounts. At December 31, 1993, the required reserves totaled $28.6 million including vault cash.

  Investment Securities and Mortgage-backed Securities--U.S. Government and agency obligations, commercial paper, mortgage-backed securities and other corporate debt securities identified as held for investment are recorded at cost, with any discount or premium recognized over the life of the related security by using a methodology which approximates the interest method. Fidelity's portfolio of mortgage-backed securities consists of pools of mortgage loans exchanged for mortgage-backed securities and those purchased. Securities held for investment are those securities which the Company has the intent and ability to hold until maturity, and are carried on an amortized cost basis. Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, are classified as held for sale and are carried at the lower of cost or market value. Any gains or losses incurred on sales of securities are calculated based upon the specific identification method. Any investment securities held for trading are carried at market value.

  Loans--Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrued interest is fully reserved on loans over 90 days contractually delinquent and on other loans which have developed inherent problems prior to being 90 days delinquent. Discounts and premiums on loans are included with loans receivable and are credited or charged to operations over the estimated life of the related loans using the interest method. The Bank charges fees for originating loans. Loan origination fees, net of direct costs of originating the loan are recognized as an adjustment of the loan yield over the life of the loan by the interest method, which results in a constant rate of return. When a loan is sold, net loan, origination fees and direct costs are recognized in operations. Other loan fees and charges representing service costs for the prepayment of loans, for delinquent payments or for miscellaneous loan services are recognized when collected. Loan commitment fees received are deferred to the extent they exceed direct underwriting costs.

  Fidelity has designated certain of its loans receivable as being held for sale. In determining the level of loans held for sale, Fidelity considers whether loans (a) would be sold as part of its asset/liability strategy, or (b) may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors. Such loans are classified as held for sale and are carried at the lower of cost or market value.

  Fidelity has sold loans which have generated gains on sale, a stream of loan servicing revenue and cash for lending or liquidity. Sales of loans are dependent upon various factors, including interest rate movements, investor demand for loan products, deposit flows. the availability and attractiveness of other sources of funds, loan demand by borrowers and liquidity and capital requirements. Due to the volatility and unpredictability of these factors, the volume of Fidelity's sales of loans has fluctuated. All loans sold during 1993 and 1992 were from the held for sale portfolio. Fidelity has the intent and ability to hold all of its loans, other than those designated as held for sale, until maturity.

  Owned Real Estate--Real estate held for sale acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by Fidelity in satisfaction of the loan. Real estate acquired through foreclosure is recorded at the lower of fair value or the recorded investment in the loan satisfied at the date of foreclosure. Fair value is based on the amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than a forced or liquidation sale. Inherent in the computation of estimated fair value are assumptions about the length of time the Company may have to hold the property before disposition. The holding costs through the expected date of sale and estimated disposition costs are included in the valuations. Real estate held for investment or development is carried at the lower of cost or fair value. Adjustments to the carrying value of the assets are made through valuation allowances and charge-offs, through a charge to operations. Net cash receipts on real estate owned or on those loans designated as in-substance foreclosures and net cash payments are recorded in real estate operations on specific properties.

  Loans meeting certain criteria are accounted for as "in-substance foreclosures." These substantially foreclosed assets are recorded at the lower of the loan's carrying amount or at the estimated fair value of the collateral at the date the loan was determined to be in-substance foreclosed. These assets are reported as "real estate owned" in addition to formally foreclosed real estate.

  Allowances for Estimated Losses on Loans and Real Estate--The Company has established valuation allowances for estimated losses on specific loans and real estate ("specific reserves") and for the inherent risk in the loan and real estate portfolios which has yet to be specifically identified ("general valuation allowances"

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES or "GVA"). The internal asset review department reviews the quality and recoverability of the Company's assets on a quarterly basis in order to establish adequate specific reserves and general valuation allowances. The Bank utilizes the delinquency migration and the classification methods in determining the adequacy of its GVA. The delinquency migration method attempts to capture the potential future losses as of a particular date associated with a given portfolio of loans, based on the Bank's own historical migration experience over a given period of time. Under the classification method, a reserve factor is applied to each aggregate classification level by asset collateral type in an effort to estimate the loss content in the portfolio. The Bank calculates a range of loss by applying both methodologies and then applies judgment and knowledge of particular credits, economic trends, industry experience and other relevant factors to estimate the GVA amount. Additions to the allowances, in the form of provisions, are reflected in current operations. Charge-offs to the allowances are made when the loss is determined to be significant and permanent.

  Depreciation and Amortization--Depreciation and amortization are computed principally on the straight-line method over the lives of the respective leases or the useful lives of the improvements, whichever is shorter.

  Intangible Assets--In 1993, the Company reassessed the valuation of its intangible assets which resulted in a writedown of $14.0 million. See Note 20 for further information.

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

  Financial Instruments--In the normal course of business, the Company enters into off-balance sheet instruments to enhance yields and to alter its exposure to interest rate risk. These financial include interest rate swaps and swap option agreements and puts and calls. The differences to be paid or received on swaps are included in interest expense as payments are made or received. The swap options are held as trading positions during the option period and are carried at market value and gains and losses are reflected in operations.

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

  Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of Fidelity's financial instruments, active markets do not exist. Therefore, considerable judgment was required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 1993, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

  The following methods and assumptions were used in estimating fair value disclosures for financial instruments which are contained in the notes to the consolidated financial statements that describe each financial instrument.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

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

  Off-balance sheet instruments: The estimated fair value for Fidelity's off-balance sheet instruments are based on quoted market prices, when available, or an OACFV analysis.

15--INVESTMENT SECURITIES

  The following maturity table shows the book value and market value of investment securities held for sale at December 31, 1993:

                                                                  BOOK   MARKET
      YEAR OF MATURITY                                            VALUE   VALUE
      ----------------                                           ------- -------
                                                                 (IN THOUSANDS)
      1994...................................................... $ 1,301 $ 1,301
      1995 through 1998.........................................  90,686  90,939
      1999 through 2003.........................................     272     272
                                                                 ------- -------
                                                                 $92,259 $92,512
                                                                 ======= =======

  Investment Securities Held for Investment--Proceeds from sales of securities held for investment during 1993 were $26.9 million, with a resulting gain of $1,946,000.

  During 1993, the Company changes its investment strategy and as a result, moved its entire portfolio of investment securities from the investment portfolio to the held for sale portfolio. The Company had no outstanding investment securities held for investment at December 31, 1993.

16--MORTGAGE-BACKED SECURITIES

  Mortgage-Backed Securities Held for Trading--The Company had no outstanding mortgage-backed securities held for trading at December 31, 1993. Proceeds from sales of mortgage-backed securities held for trading during 1993 totaled $51.3 million. Gross gains of $54,000 were realized from those sales and are reported in the statement of operations as a component of gains/losses on sales of mortgage-backed securities, net.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

  Mortgage-Backed Securities Held for Sale--Summarized below are mortgage-backed securities held for sale at December 31, 1993:

                                          BOOK    UNREALIZED UNREALIZED MARKET
                                          VALUE     GAINS      LOSSES    VALUE
                                         -------  ---------- ---------- -------
                                                    (IN THOUSANDS)
FHLMC................................... $34,184     $  3      $(217)   $33,970
FNMA....................................  14,853                 (33)    14,820
Participation Certificates..............  38,223      454                38,677
CMO.....................................   3,848                 (17)     3,831
                                         -------     ----      -----    -------
                                         $91,108     $457      $(267)   $91,298
                                         =======     ====      =====    =======
Weighted average yield..................    5.33%
                                         =======


  During the year ended December 31, 1993, the Company had gross gains of $1,500,000 and gross losses of $1,000 on the sale of mortgage-backed securities held for investment.

17--LOANS RECEIVABLE AND LOANS HELD FOR SALE

  Total loans include loans receivable and loans held for sale and are summarized as follows:

                                                                   DECEMBER 31,
                                                                       1993
                                                                  --------------
                                                                  (IN THOUSANDS)
Real estate loans:...............................................
 Single family...................................................   $  792,054
 Multifamily.....................................................
  2 to 4 units...................................................      505,219
  5 to 36 units..................................................    1,795,374
  37 units and over..............................................      406,330
 Commercial and industrial.......................................      295,761
 Land............................................................        4,828
                                                                    ----------
 Total real estate loans.........................................    3,799,566
Other............................................................        8,998
                                                                    ----------
                                                                     3,808,564
                                                                    ----------
Less:
 Undisbursed loan funds..........................................
 Unearned discounts..............................................          210
 Deferred loan fees..............................................       11,139
 Allowance for estimated losses (Note 17)........................       83,832
                                                                    ----------
                                                                        95,181
                                                                    ----------
                                                                    $3,713,383
                                                                    ==========

  Included above are $56.3 million of amounts drawn under home equity lines of credit at December 31, 1993.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

  Also included above are loans held for sale, consisting of the following at the dates indicated:

                                                                   DECEMBER 31,
                                                                       1993
                                                                  --------------
                                                                  (IN THOUSANDS)
Residential loans:
 Single family...................................................    $239,371
 Multifamily 2 to 4 units........................................     128,317
                                                                     --------
Total loans held for sale........................................    $367,688
                                                                     ========

  Fidelity's portfolio of mortgage loans serviced for others amounted to $888.4 million at December 31, 1993.

18--REAL ESTATE OWNED

  Owned real estate consists of the following:

                                                                   DECEMBER 31,
                                                                       1993
                                                                  --------------
                                                                  (IN THOUSANDS)
Real estate held for investment or development...................    $ 11,161
Real estate acquired through foreclosure.........................     131,799
In-substance foreclosed real estate..............................      28,362
Allowance for estimated losses...................................     (17,715)
                                                                     --------
                                                                     $153,607
                                                                     ========

  The following summarizes the results of real estate operations:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1993      1992
                                                            --------  --------
                                                             (IN THOUSANDS)
Income (loss) from:
 Real estate acquired for investment or development........ $    110  $   (841)
 Real estate acquired through foreclosure..................  (18,753)   (3,600)
 Provision for estimated losses............................  (30,200)  (17,820)
                                                            --------  --------
                                                            $(48,843) $(22,261)
                                                            ========  ========

19--ALLOWANCE FOR ESTIMATED LOAN AND REAL ESTATE LOSSES

  The following summarizes the activity in the Company's allowance for estimated loan and real estate losses:

                                                              OWNED
                                                  LOANS    REAL ESTATE  TOTAL
                                                 --------  ----------- --------
                                                        (IN THOUSANDS)
Balance at January 1, 1992...................... $ 52,374              $ 52,374
 Provision for losses...........................   51,180     17,820     69,000
 Transfer of general valuation allowance........  (12,400)    12,400
 Charge-offs....................................  (27,350)   (13,826)   (41,176)
 Recoveries.....................................      473         56        529
                                                 --------    -------   --------
Balance at December 31, 1992....................   64,277     16,450     80,727
 Provision for losses...........................   65,100     30,200     95,300
 Charge-offs....................................  (50,504)   (28,940)   (79,444)
 Recoveries.....................................    4,959          5      4,964
                                                 --------    -------   --------
Balance at December 31, 1993.................... $ 83,832    $17,715   $101,547
                                                 ========    =======   ========

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

  Fidelity's percentage of nonperforming assets to total assets increased to 5.37% at December 31, 1993 from 4.99% at December 1992.

20--INTANGIBLE ASSETS

  In 1993, Fidelity reassessed the valuation of its intangible assets. Based upon the results of a branch profitability analysis and an analysis of the recoverability of its core deposit intangible assets, Fidelity wrote down the carrying value of its core deposit intangible assets in an amount of $5.2 million (which writedown is included in interest expense). The net unamortized balance of core deposit intangibles was $2.1 million at December 31, 1993. Also in 1993, an analysis was performed of the recoverability of the goodwill related to the acquisition of Mariners Savings and Loan ("Mariners") in 1978. This analysis indicated that the expected future net earnings from the branches or assets acquired did not support the carrying value of the goodwill. As a result, Fidelity wrote down the remaining $8.8 million balance of goodwill related to the Mariners acquisition (which writedown is included in operating expense).

  The amortization and writedown of core deposit intangibles, resulting from purchases of deposits and goodwill acquired in the acquisitions of other financial institutions for the two years ended December 31, 1993, are summarized as follows:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1993    1992
                                                                 ------- ------
                                                                 (IN THOUSANDS)
Amortization of core deposit intangibles........................ $ 4,020 $4,199
Writedown of core deposit intangibles...........................   5,192
Amortization of goodwill........................................     470    596
Writedown of goodwill...........................................   8,776
                                                                 ------- ------
Total........................................................... $18,458 $4,795
                                                                 ======= ======

21--DEPOSITS

  Deposits consist of the following:

                                                            DECEMBER 31, 1993
                                                            -------------------
TYPE OF ACCOUNT, WEIGHTED AVERAGE INTEREST RATE               AMOUNT        %
- -----------------------------------------------             -----------  ------
                                                              (IN THOUSANDS)
Passbook, 2.00%............................................  $   82,168     2.4%
Checking and money market checking, 0.96%..................     366,968    10.9
Money market passbook, 2.37%...............................     280,474     8.3
                                                             ----------   -----
                                                                729,610    21.6
                                                             ----------   -----
Certificates with rates of:
 Under 3.00%...............................................     418,326    12.4
 3.01-4.00%................................................   1,326,449    39.4
 4.01-5.00%................................................     395,129    11.7
 5.01-6.00%................................................     137,710     4.1
 6.01-7.00%................................................     225,035     6.7
 7.01-8.00%................................................      90,280     2.7
 Over 8.00%................................................      46,104     1.4
                                                             ----------   -----
                                                              2,639,033    78.4
                                                             ----------   -----
                                                             $3,368,643   100.0%
                                                             ==========   =====
Weighted average interest rate.............................        3.59%
                                                             ==========

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

  Fidelity had noninterest-bearing checking amounts of $52.9 million at December 31, 1993.

  At December 31, 1993, certificate accounts were scheduled to mature as follows:

            YEAR OF                            AMOUNT
            MATURITY                       (IN THOUSANDS)
            --------                       --------------
            1994..........................   $2,097,475
            1995..........................      220,791
            1996..........................       91,610
            1997..........................      203,317
            1998..........................       25,488
            After 1999....................          352
                                             ----------
                                             $2,639,033
                                             ==========

  At December 31, 1993, loans totaling $98.3 million were pledged as collateral for $5.9 million of public funds on deposit with Fidelity and potential future deposits.

  Certificates of deposits of $100,000 or more accounted for $593 million and represented 18% of all deposits at December 31, 1993.

  The Bank also utilizes brokered deposits as a short-term means of funding. These deposits ($92,196 or 2.74% of total deposits) are obtained or placed by or through a deposit broker and are subject to certain regulatory limitations. The following table summarizes Fidelity's outstanding balance of brokered deposits at the dates indicated:

  The carrying amounts and the estimated fair values of deposits consisted of the following at December 31, 1993:

                                                          BOOK VALUE FAIR VALUE
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Passbook, checking and money market accounts............. $  729,610 $  729,600
Certificates of deposit..................................  2,639,033  2,684,100
                                                          ---------- ----------
Total deposits........................................... $3,368,643 $3,413,700
                                                          ========== ==========

  SFAS No. 107 defines the fair value of demand deposits as the stated amount of passbook, checking and certain money market accounts. Although SFAS No. 107 specifically prohibits including a deposit-based intangible element as part of the fair value disclosure for deposit liabilities, it does allow supplemental disclosure, which is unaudited. The core deposit intangible is the excess of the fair value of demand deposits over recorded amounts and represents the benefit of retaining these deposits for an expected period of time. Fair value is based on a discounted cash flow analysis using Fidelity's alternative funding costs for similar maturities and assumed retention rates for each type of deposit. The core deposit intangible is estimated to be $63.0 million at December 31, 1993, and is not included in the above fair values or recorded as an asset in the balance sheet.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

22--FEDERAL HOME LOAN BANK ADVANCES

  FHLB Advances are summarized as follows:

                                                               DECEMBER 31, 1993
                                                               -----------------
                                                                (IN THOUSANDS)
Balance at year-end...........................................     $326,400
Average amount outstanding during the year....................      394,591
Maximum amount outstanding at any month-end...................      496,400
Weighted average interest rate during the year................         4.33%
Weighted average interest rate at year-end....................         4.52%
Secured by:
  FHLB stock..................................................     $ 51,951
  Loans receivable (1)........................................      900,776
                                                                   --------
                                                                   $952,727
                                                                   ========

- --------
(1) Includes pledged loans available for use under the letter of credit securing commercial paper (available unused balance was $96 million at December 31, 1993).

  The maturities and weighted average interest rates on FHLB Advances are summarized as follows:

                                          DECEMBER 31, 1993
                                      -------------------------
         YEARS OF                              WEIGHTED AVERAGE
         MATURITY                      AMOUNT   INTEREST RATE
         --------                     -------- ----------------
                                           (IN THOUSANDS)
         1994........................ $  3,700       3.32%
         1995........................   60,000       4.88
         1996........................  232,700       4.02
         1997........................   10,000       6.30
         1998........................   20,000       8.61
                                      --------
                                      $326,400       5.52%
                                      ========

  The estimated fair value of FHLB Advances at December 31, 1993, was $328 million.

23--OTHER BORROWINGS AND SUBORDINATED NOTES

  Other borrowings consist of the following:

                                                              DECEMBER 31, 1993
                                                              -----------------
                                                              YEAR OF
                                                              MATURITY
                                                              --------
                                                               (IN THOUSANDS)
Short-term borrowings:
  Commercial paper...........................................   1994   $304,000
  Securities sold under agreement to repurchase..............   1994      3,830
                                                                       --------
                                                                        307,830
Long-term borrowings:
  8 1/2% Mortgage-backed medium-term notes ("1997 MTNs")
   secured by--Joint pool of mortgage loans and U.S. Treasury
   notes, at cost............................................           100,000
                                                                       --------
                                                                       $407,830
                                                                       ========

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

  Borrowings other than the mortgage-backed bonds and notes are summarized as follows:

Commercial paper:
  Balance at year-end................................................. $304,000
  Average amount outstanding during the year.......................... $274,620
  Maximum amount outstanding at any month-end......................... $342,090
  Weighted average interest rate during the year......................     3.44%
  Weighted average interest rate at year-end..........................     3.38%
  Secured by Letter of Credit from FHLB............................... $400,000
Securities sold under agreement to repurchase:
  Balance at year-end................................................. $  3,830
  Average amount outstanding during the year.......................... $138,701
  Maximum amount outstanding at any month-end......................... $289,885
  Weighted average interest rate during the year......................     3.23%
  Weighted average interest rate at year-end..........................     3.40%
  Secured by mortgage-backed securities, at cost...................... $  4,000

  Fidelity entered into a Subordinated Loan Agreement dated as of May 15, 1990 (the "Subordinated Loan Agreement") pursuant to which $60 million in subordinated notes (the "Notes") are outstanding, which Notes were guaranteed by the Company. The Notes were approved by the OTS as additional regulatory capital. The Notes were issued to institutional investors in the amount of $60.0 million, interest payable semiannually at 11.68% per annum, and are repayable in five equal annual installments commencing May 15, 1996.

  The Subordinated Loan Agreement, among other covenants, contains a provision requiring Fidelity to maintain a consolidated tangible net worth at least equal to the greater of (a) $170 million plus 50% of consolidated net earnings since January 1, 1990, or (b) 3.25% of consolidated assets.

  The carrying and estimated fair value of other borrowings and subordinated notes consisted of the following at December 31, 1993:

                                                                 BOOK     FAIR
                                                                VALUE    VALUE
                                                               -------- --------
                                                                (IN THOUSANDS)
Commercial paper.............................................. $304,000 $304,000
1997 MTNs.....................................................  100,000  110,600
Subordinated notes............................................   60,000   60,300
Securities sold under agreement to repurchase.................    3,830    3,800
                                                               -------- --------
                                                               $467,830 $478,700
                                                               ======== ========

24--EMPLOYEE BENEFIT PLANS

  Postretirement Benefits--Fidelity provided certain health and life insurance postretirement benefits for all eligible retired employees. In connection with the restructuring, all postretirement benefit Plans were retained by Fidelity.

  Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its unfunded postretirement health care and life insurance program. This statement requires the cost of postretirement benefits to be accrued during the service lives of employees. The Company's previous practice was to expense these costs on a cash basis.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

  Net periodic postretirement benefit costs for 1993 included the following components:

                                                      AMOUNT
                                                  --------------
                                                  (IN THOUSANDS)
Service cost (benefits attributed to service
 during the period)..............................      $187.1
Interest cost on accumulated postretirement
 benefit obligation..............................       250.2
Amortization of transition obligation............       156.4
                                                       ------
Net periodic postretirement benefit cost.........      $593.7
                                                       ======

  The following table sets forth the postretirement benefit liability at December 31, 1993:

                                                                     AMOUNT
                                                                 --------------
                                                                 (IN THOUSANDS)
Retirees........................................................   $ 1,616.7
Employees presently eligible to retire..........................     1,115.9
Employees not yet eligible to retire............................       974.7
                                                                   ---------
Total accumulated post benefit obligation ("APBO")..............     3,707.3
Unrecognized transition obligation..............................    (2,971.2)
Unrecognized cumulative loss....................................      (237.4)
                                                                   ---------
Net postretirement benefit liability recognized in the balance
 sheet..........................................................   $   498.7
                                                                   =========

  The APBO as of December 31, 1993, was determined using a 7.25% weighted-average discount rate. The health care cost trend rates were assumed to be 9.5% at December 31, 1993, gradually declining to 5.25% after ten years and remaining at that level thereafter.

25--INCOME TAXES

  Income tax expense benefit for the years ended December 31, 1993 and 1992 was comprised of the following:

                                                       YEAR ENDED DECEMBER 31
                                                       ------------------------
                                                          1993         1992
                                                       -----------  -----------
                                                           (IN THOUSANDS)
Current income tax expense (benefit):
 Federal..............................................   $ (51,033)   $ 12,429
 State................................................          75       1,696
                                                         ---------    --------
                                                           (50,958)     14,125
                                                         ---------    --------
Deferred income tax expense (benefit):
 Federal..............................................      17,746     (15,503)
 State................................................      (3,255)     (4,463)
                                                         ---------    --------
                                                            14,491     (19,966)
                                                         ---------    --------
Total income tax benefit..............................   $ (36,467)   $ (5,841)
                                                         =========    ========

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

  A reconciliation from the statutory income tax expense/benefit to the consolidated effective income tax expense/benefit follows:

                                                    YEAR ENDED DECEMBER 31
                                                   ---------------------------
                                                     1994      1993     1992
                                                   --------  --------  -------
                                                        (IN THOUSANDS)
Expected federal income tax expense (benefit)..... $(67,439) $(35,234) $(1,290)
Increases (reductions) in taxes resulting from:
 Losses for which no tax benefit was recorded.....   50,915
 Franchise tax expense (benefit), net of federal
  income tax......................................             (4,398)    (234)
 Bad debt and loan loss deduction.................
 Goodwill.........................................              3,108      124
 Redetermination of tax...........................                      (4,130)
 Other, net.......................................                 57     (311)
                                                   --------  --------  -------
Income tax expense (benefit)...................... $(16,524) $(36,467) $(5,841)
                                                   ========  ========  =======

  As stated in Note 4, an income tax benefit of $16,524,000 was recorded during the year endedDecember 31, 1994 relating to the loss from operations of Fidelity.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

  The components of the net deferred tax liability/asset are as follows:

                                                       YEAR ENDED DECEMBER 31
                                                       ------------------------
                                                          1994         1993
                                                       -----------  -----------
                                                           (IN THOUSANDS)
FEDERAL
Deferred tax liabilities:
 Loan fees and interest...............................                $ 12,995
 FHLB stock dividends.................................                  12,066
 California franchise tax.............................                   2,691
 Other................................................   $      20       7,480
                                                         ---------    --------
Gross deferred tax liabilities........................          20      35,232
                                                         ---------    --------
Deferred tax assets:
 Option properties....................................         350
 Acquired properties..................................       2,034
 Investment in Fidelity...............................      21,580
 Bulk sale indemnification............................       1,400
 California franchise tax.............................       2,393
 Bad debt and loan loss deduction.....................                  11,369
 REO operating income.................................                   2,926
 Net operating loss carryforward......................         525
 Other................................................         385       6,373
                                                         ---------    --------
Gross deferred tax assets.............................      28,667      20,668
Valuation allowance...................................     (28,647)
                                                         ---------    --------
Deferred tax assets, net of allowance.................          20      20,668
                                                         ---------    --------
Net deferred tax liability (asset)....................                  14,564
                                                         ---------    --------
STATE
Deferred tax liabilities:
 Loan fees and interest...............................                   4,245
 FHLB stock dividends.................................                   3,942
 Other................................................           5       2,514
                                                         ---------    --------
Gross deferred tax liabilities........................           5      10,701
                                                         ---------    --------
Deferred tax assets:
 Option properties....................................          93
 Acquired properties..................................         540
 Investment in Fidelity...............................       5,734
 Bulk sale indemnification............................         372
 Bad debt and loan loss deduction.....................                  16,187
 Net operating loss carryforward......................          94
 Other................................................                   3,069
                                                         ---------    --------
Gross deferred tax assets.............................       6,833      19,256
Valuation allowance...................................      (6,828)     (7,308)
                                                         ---------    --------
Deferred tax assets, net of allowance.................           5      11,948
                                                         ---------    --------
Net deferred tax liability (asset)....................   $            $ (1,247)
                                                         =========    ========

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

   As of December 31, 1994, the Company has for income tax purposes a net operating loss carryforward of approximately $1.5 million. These carryforwards will expire in the year 1999 through 2004. Realization of such tax benefits is unlikely as a result of recent history of operating losses, accordingly, a full valuation reserve has been provided for in 1994.

  In 1993, no valuation allowance was required for federal purposes. Federal deferred tax assets would be fully realized as an offset against reversing temporary differences which create net future tax liabilities, and/or through loss carrybacks. Therefore, even if no future income was expected, federal deferred tax assets would still be fully realized. However, a valuation allowance was required for state purposes, as certain state deferred tax assets would not be realized as an offset against reversing temporary differences which create net future state tax liabilities.

  The tax sharing agreement between Citadel and Fidelity was terminated prior to the Closing. In connection with such termination, Citadel and Fidelity agreed that certain amounts, estimated to be approximately $3.2 million, that would otherwise become payable by Citadel to Fidelity under the terms of such agreement as a result of losses recognized by Fidelity during the second quarter of 1994, would not be payable.

  Citadel and Fidelity entered into a tax disaffiliation agreement (the "Tax Disaffiliation Agreement") which sets forth each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Closing and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other examinations.

  In general, under the Tax Disaffiliation Agreement, Fidelity is responsible for (a) all adjustments to the tax liability of Fidelity and its subsidiaries for periods before the Closing relating to operations of Fidelity, (b) any tax liability of Fidelity and its subsidiaries for the taxable year that begins before and ends after the Closing in respect to that part of the taxable year through the date of the Closing, and (c) any tax liability of Fidelity and its subsidiaries for periods after the Closing. For this purpose, any liability for taxes for periods ending on or before the Closing shall be measured by Fidelity's actual liability for taxes after applying tax benefits attributable to periods prior to the Closing otherwise available to Fidelity. With certain exceptions, Fidelity is entitled to any refunds relating to those liabilities.

  In general, Citadel is responsible for all tax liabilities of Citadel and its subsidiaries (other than Fidelity and its subsidiaries) for all periods. Citadel is entitled to any refunds relating to those liabilities.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

26--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                 FIRST   SECOND    THIRD   FOURTH
                                QUARTER  QUARTER  QUARTER  QUARTER      YEAR
                                -------  -------  -------  -------    --------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1994:
 Real estate income............                   $   812  $ 1,303    $  2,115
 Real estate, general and
  administrative expenses......                       940    3,120       4,060
 Loss of Fidelity.............. $14,757  $91,218   58,908    7,081(1)  171,964
 Administrative charge from
  Fidelity.....................     393      393      130                  916
 Net loss...................... (14,757) (92,004) (59,166)  (8,898)   (174,825)
 Net loss per share............   (2.24)  (13.95)   (8.97)   (1.29)     (26.45)
1993:
 Interest income............... $78,187  $73,679  $69,187  $68,539    $289,592
 Interest expense..............  49,397   46,748   43,767   48,479     188,391
 Provision for estimated loan
  losses.......................   7,500   14,500   19,500   23,600      65,100
 Provision for estimated real
  estate losses................   1,000   16,000    4,000    9,200      30,200
 Gains (losses) on sales of
  loans, net...................     395      225      (34)    (392)        194
 Gains (losses) on sales of
  mortgage-backed securities,
  net..........................            1,543      917   (1,118)      1,342
 Gains (losses) on sales of
  investment securities, net...            1,946       17   (2,017)        (54)
 Net earnings (loss) per share.    0.04    (2.31)   (2.23)   (5.66)     (11.56)

- --------
(1) Due to worsening operating results of Fidelity during the fourth quarter an additional write-down, which was deemed to be other than temporary, in the value of Fidelity stock was recorded.

27--PARENT COMPANY CONDENSED FINANCIAL INFORMATION

  This information should be read in conjunction with the other notes to the consolidated financial statements.

                          CITADEL HOLDING CORPORATION
                       STATEMENTS OF FINANCIAL CONDITION

                                                               DECEMBER 31, 1993
                                                               -----------------
                                                                (IN THOUSANDS)
ASSETS:
 Cash.........................................................     $  2,284
 Investment in subsidiaries...................................      182,966
 Other assets.................................................        2,767
                                                                   --------
                                                                   $188,017
                                                                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
  Income tax liability........................................     $     15
  Other liabilities...........................................          599
                                                                   --------
                                                                        614
 Total stockholders' liability................................      187,403
                                                                   --------
                                                                   $188,017
                                                                   ========

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                          CITADEL HOLDING CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                              ----------------
                                                                1993     1992
                                                              --------  ------
                                                              (IN THOUSANDS)
INCOME:
 Dividends from subsidiaries................................. $  1,000  $2,075
 Subordinated notes interest income..........................              538
 Other income................................................      324      55
                                                              --------  ------
                                                                 1,324   2,668
EXPENSES:
 Interest expense............................................
 Related party loan interest expense.........................       15     408
 Provision for estimated real estate losses..................      599
 Other expense...............................................    2,986   2,402
                                                              --------  ------
                                                                 2,986   2,810
                                                              --------  ------
Earnings (loss) before income tax benefit....................   (1,662)   (142)
Income tax benefit...........................................     (861)   (845)
                                                              --------  ------
Net earnings (loss) before equity in undistributed net
 earnings of subsidiaries....................................     (701)    703
Equity in undistributed net earnings (loss) of subsidiaries..  (66,460)  1,343
                                                              --------  ------
Net earnings (loss).......................................... $(67,161) $2,046
                                                              ========  ======

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                          CITADEL HOLDING CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                      YEAR ENDED DECEMBER 31
                                                      ------------------------
                                                         1993         1992
                                                      -----------  -----------
                                                          (IN THOUSANDS)
CASH FLOWS--OPERATING ACTIVITIES:
 Net earnings (loss)................................. $   (67,161) $     2,046
  Purchases of investment securities held for sale...     (35,001)
  Maturities of investment securities held for sale..      21,844
  Sale of investment securities held for sale........      13,239
  Interest receivable decrease.......................                      471
  Other assets increase (decrease)...................         164       (1,032)
  Equity in net (earnings) loss of subsidiaries......      65,460       (3,418)
  Deferred income taxes increase (decrease)..........          36         (816)
  Other liabilities and deferred income increase (de-
   crease)...........................................      (1,303)         116
  Other, net.........................................         (82)          33
                                                      -----------  -----------
   Operating cash flows, net.........................      (2,804)      (2,600)
                                                      -----------  -----------
CASH FLOWS--INVESTING ACTIVITIES:
 Retirement of subordinated notes....................                   15,000
 Other, net..........................................                    1,059
                                                      -----------  -----------
   Investing cash flows, net.........................                   16,059
                                                      -----------  -----------
CASH FLOWS--FINANCING ACTIVITIES:
 Repayment of related party loan.....................                  (15,000)
 Proceeds from stock rights offering.................      31,378
 Capital contributions to Fidelity...................     (28,000)
 Dividends from subsidiaries.........................       1,000        1,000
                                                      -----------  -----------
  Financing cash flows, net..........................       4,378      (14,000)
                                                      -----------  -----------
   Net increase (decrease) in cash and cash equiva-
    lents............................................       1,574         (541)
  Cash and cash equivalents at beginning of period...         710        1,251
                                                      -----------  -----------
  Cash and cash equivalents at end of period......... $     2,284  $       710
                                                      ===========  ===========
CASH FLOWS--SUPPLEMENTAL INFORMATION:
 Cash paid during the period for:
  Interest expense on borrowings.....................              $       408
  Income taxes....................................... $        75           96
 Dividend of Gateway from Fidelity...................                    1,075

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by this reference is the information set forth in the sections entitled "ELECTION OF DIRECTORS" and "MANAGEMENT" contained in the Company's Proxy Statement to be filed for its 1995 Annual Meeting of Stockholders (the "1995 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by this reference is the information set forth in the section entitled "EXECUTIVE COMPENSATION" contained in the 1995 Proxy Statement to be filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by this reference is the information set forth in the sections entitled "ELECTION OF DIRECTORS" and "PRINCIPAL HOLDERS OF CITADEL COMMON STOCK" contained in the 1995 Proxy Statement to be filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by this reference is the information set forth in the section entitled "RELATED PARTY TRANSACTIONS" contained in the 1995 Proxy Statement to be filed.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)(1) FINANCIAL STATEMENTS

                             DESCRIPTION                               PAGE NO.
                             -----------                               --------
  Independent Auditor's Report........................................   F-2
  Consolidated Balance Sheets as of December 31, 1994 and 1993........   F-3
  Consolidated Statements of Operations for Each of the Three Years in
   the Period Ended December 31, 1994.................................   F-5
  Consolidated Statements of Stockholders' Equity for Each of the
   Three Years in the Period Ended December 31, 1994..................   F-6
  Consolidated Statements of Cash Flows for Each of the Three Years in
   the Period Ended December 31, 1994.................................   F-7
  Notes to Consolidated Financial Statements..........................   F-9

  (A)(2) FINANCIAL STATEMENT SCHEDULE

  Financial Statement Schedule III--Real Estate and Accumulated
   Depreciation.......................................................  II-1

  (B) REPORTS ON FORM 8-K.............................................  II-1

  (i) The Company filed a Report on Form 8-K on October 20, 1994, reporting on
Item 7, "Financial Statements and Exhibits."

  (ii) The Company filed a Report on Form 8-K on October 25, 1994, reporting on
Item 7, "Financial Statements and Exhibits."

  (iii) The Company filed a Report on Form 8-K on November 14, 1994, reporting on Item 5, "Other Events," and Item 7, "Financial Statements and Exhibits."

  (C) EXHIBITS

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  3.1    Certificate of Amendment of Restated Certificate of Incorporation of
         Citadel Holding Corporation (filed herewith)
  3.2    Restated By-laws of Citadel Holding Corporation (filed as Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1988, and incorporated herein by reference)
  4.1    Certificate of Designation of the 3% Cumulative Voting Convertible
         Preferred Stock of Citadel Holding Corporation (filed as Exhibit 3 to the Company's Report on Form 8-K, filed on November 14, 1994, and incorporated herein by reference)
 10.1    Form of Investor Purchase Agreement between Fidelity Federal Bank and the investors (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.2    Settlement Agreement between Fidelity Federal Bank, Citadel Holding
         Corporation and certain lenders, dated as of June 3, 1994 (the "Letter
         Agreement") (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.3    Amendment No. 1 to the Letter Agreement, dated as of June 30, 1994
         (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.4    Amendment No. 2 to Letter Agreement, dated as of July 28, 1994 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1994, and incorporated herein by reference)
 10.5    Amendment No. 3 to Letter Agreement, dated as of August 3, 1994 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1994, and incorporated herein by reference)
 10.6    Mutual Release, dated as of August 4, 1994, between Fidelity Federal
         Bank, Citadel Holding Corporation and certain lenders (filed as
         Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1994, and incorporated herein by reference)
 10.7    Mutual Release between Fidelity Federal Bank, Citadel Holding
         Corporation, and The Chase Manhattan Bank, N.A., dated June 17, 1994
         (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.8    Loan and REO Purchase Agreement (Primary), dated as of July 13, 1994, between Fidelity Federal Bank and Colony Capital, Inc. (filed as
         Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1994, and incorporated herein by reference)
 10.9    Deposit Escrow Agreement, dated as of July 13, 1994, among Colony
         Capital, Inc., Fidelity Federal Bank, and Morgan Guaranty Trust
         Company of New York (filed as Exhibit 10.9 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.10   Real Estate Purchase Agreement, dated as of August 3, 1994, between
         Fidelity Federal Bank and Citadel Realty, Inc. (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1994, and incorporated herein by reference)
 10.11   Loan and REO Purchase Agreement (Secondary), dated as of July 12,
         1994, between Fidelity Federal Bank and EMC Mortgage Corporation
         (filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.12   Deposit Escrow Agreement, dated as of July 13, 1994, between EMC
         Mortgage Corporation, Fidelity Federal Bank, and Morgan Guaranty Trust
         Company of New York (filed as Exhibit 10.12 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
 10.13   Loan and REO Purchase Agreement (Secondary), dated as of July 21,
         1994, between Fidelity Federal Bank and Internationale Nederlanden
         (US) Capital Corporation, Farallon Capital Partners, L.P., Tinicum
         Partners, L.P. and Essex Management Corporation (filed as Exhibit
         10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.14   Deposit Escrow Agreement, dated as of July 21, 1994, between Fidelity
         Federal Bank and Internationale Nederlanden (US) Capital Corporation,
         Farallon Capital Partners, L.P., Tinicum Partners, L.P., Essex
         Management Corporation, and Morgan Guaranty Trust Company of New York
         (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.15   Purchase of Assets and Liability Assumption Agreement by and between
         Home Savings of America, FSB and Fidelity Federal Bank, FSB, dated as of July 19, 1994 (filed as Exhibit 10.15 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.16   Credit Agreement among Citadel Realty, Inc., Citadel Holding
         Corporation and Craig Corporation, dated as of August 2, 1994 (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1994, and incorporated herein by reference)
 10.17   Promissory Note, dated as of August 2, 1994, by Citadel Realty, Inc.
         in favor of Craig Corporation (filed as Exhibit 10.17 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.18   Guaranty, dated as of August 2, 1994, by Citadel Holding Corporation in favor of Craig Corporation (filed as Exhibit 10.18 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.19   Pledge Agreement, dated as of August 2, 1994, between Citadel Holding
         Corporation and Craig Corporation (filed as Exhibit 10.19 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1994, and incorporated herein by reference)
 10.20   Promissory Note, dated August 3, 1994, by Citadel Realty, Inc., in favor of Fidelity Federal Bank (filed as Exhibit 10.20 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1994, and incorporated herein by reference)
 10.21   Promissory Note, dated July 28, 1994, by Citadel Realty, Inc. in favor of Fidelity Federal Bank (filed as Exhibit 10.21 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.22   Guaranty Agreement, dated August 3, 1994, by Citadel Holding
         Corporation, in favor of Fidelity Federal Bank (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1994, and incorporated herein by reference)
 10.23   Unsecured Environmental Indemnity Agreement dated as of August 3,
         1994, by Citadel Realty, Inc., in favor of Fidelity Federal Bank
         (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.24   Unsecured Environmental Indemnity Agreement dated as of July 28, 1994, by Citadel Realty, Inc. in favor of Fidelity Federal Bank (filed as
         Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1994, and incorporated herein by reference)
 10.25   Registration Rights Agreement dated as of June 30, 1994, between
         Fidelity Federal Bank, Citadel Holding Corporation and certain holders of Class C Common Stock of Fidelity Federal Bank (filed as Exhibit
         10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
 10.26   Stockholders Agreement, dated as of June 30, 1994, between Citadel
         Holding Corporation and Fidelity Federal Bank (filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1994, and incorporated herein by reference)
 10.27   Tax Disaffiliation Agreement, dated as of August 4, 1994, by and between Citadel Holding Corporation and Fidelity Federal Bank (filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1994, and incorporated herein by reference)
 10.28   Option Agreement, dated as of August 4, 1994, by and between Fidelity
         Federal Bank and Citadel Holding Corporation (filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1994, and incorporated herein by reference)
 10.29   Assignment of Option Agreement, dated as of August 4, 1994, by and between Citadel Holding Corporation and Citadel Realty, Inc. (filed as
         Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1994, and incorporated herein by reference)
 10.30   Amendment No. 2 to Executive Employment Agreement, dated as of August
         4, 1994, between Richard M. Greenwood and Fidelity Federal Bank (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1994, and incorporated herein by reference)
 10.31   Amended and Restated Term Note, dated October 29, 1992, by Richard M.
         Greenwood in favor of Citadel Holding Corporation (filed as Exhibit
         10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.32   Letter Agreement dated August 4, 1994, between Richard M. Greenwood and Citadel Holding Corporation (filed as Exhibit 10.32 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1994, and incorporated herein by reference)
 10.33   Amended and Restated Charter S of Fidelity Federal Bank (filed as
         Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1994, and incorporated herein by reference)
 10.34   Amended Service Agreement between Fidelity Federal Bank and Citadel
         Holding Corporation dated as of August 1, 1994 (filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1994, and incorporated herein by reference)
 10.35   Placement Agency Agreement, dated July 12, 1994 between J.P. Morgan
         Securities Inc., Fidelity Federal Bank and Citadel Holding Corporation
         (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.36   Side letter, dated August 3, 1994, between Fidelity Federal Bank and
         Citadel Realty, Inc. (filed as Exhibit 10.36 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.37   Stock Exchange and Settlement Agreement, dated April 3, 1995, by and among Citadel Holding Corporation, Dillon Investors, L.P., a Delaware
         partnership, Roderick H. Dillon, Jr., an inidividual, Roderick H.
         Dillon, Jr. Foundation, an Ohio trust, and Roderick H. Dillon, Jr.--
         IRA (filed as Exhibit 10.1 to the Company's Report on Form 8-K, filed on April 4, 1995, and incorporated herein by reference)
 10.38   Stock Purchase Agreement, dated October 21, 1994, by and between
         Citadel Holding Corporation and Craig Corporation, a Delaware
         corporation (filed as Exhibit 2 to the Company's Report on Form 8-K, filed on October 25, 1994, and incorporated herein by reference)

 EXHIBIT
   NO.                                DESCRIPTION
 -------                              -----------
 10.39   Preferred Stock Purchase Agreement, dated November 10, 1994, by and between Citadel Holding Corporation and Craig Corporation, a Delaware
         corporation (filed as Exhibit 2 to the Company's Report on Form 8-K, filed on November 14, 1994, and incorporated herein by reference)
 10.40   Conversion Deferral, Warrant and Reimbursement Agreement, dated as of
         April 11, 1995, by and between Citadel Holding Corporation and Craig
         Corporation, a Delaware corporation (filed herewith)
 10.41   Employment Agreement between Citadel Holding Corporation and Steve
         Wesson (filed as Exhibit 10.1 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference)
 21      Subsidiaries of the Company (filed herewith)
 27      Financial Data Schedule (filed herewith)

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Citadel Holding Corporation

                                                    /s/ Steve Wesson
                                          By __________________________________
                                                        Steve Wesson
                                                    President and Chief
                                                      Executive Officer

Date: April 17, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                          TITLE(S)                   DATE
             ---------                          --------                   ----
       /s/ James J. Cotter           Chairman of the Board and        April 17, 1995
- ------------------------------------  Director
          James J. Cotter

        /s/ Steve Wesson             President, Chief Executive       April 17, 1995
- ------------------------------------  Officer and Director
            Steve Wesson

      /s/ S. Craig Tompkins          Principal Accounting Officer     April 17, 1995
- ------------------------------------  and Director
         S. Craig Tompkins


                                     III-1