Form 10-K/A
period 1994-12-31
CITADEL HOLDING CORP
filed 1995-05-01
CIK 716634

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                FORM 10-K/A

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

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 549-3130

                               ----------------

     ---

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $.01 per share (the "Common Stock") and 3% Cumulative Voting Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock", and together with the Common Stock, the "Voting Stock"), of Registrant outstanding as of April 28, 1995 were 6,003,924 and 1,329,114 shares, respectively.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        FIRST
                                                                        BECAME
          NAME          AGE            CURRENT OCCUPATION              DIRECTOR
          ----          ---            ------------------              --------
 James J. Cotter         55 Chairman of the Board of Citadel Holding     1986
                            Corporation ("Citadel" or the
                            "Company"), Chairman of the Board of
                            Craig Corporation, and Chairman of the
                            Board of Reading Company
 Steve Wesson            37 President and Chief Executive Officer of     1994
                            Citadel
 S. Craig Tompkins       44 Secretary/Treasurer and Principal            1993
                            Accounting Officer of Citadel, Vice
                            Chairman of the Board of Citadel,
                            President and Director of Craig
                            Corporation, President and Director of
                            Reading Company, and Director of G&L
                            Realty Corp.
 Peter W. Geiger         68 Financial and marketing consultant, and      1990
                            retired Vice President and Senior
                            Account Officer of Bank of America
 Alfred Villasenor, Jr.  65 President of Unisure Insurance Services,     1987
                            Inc., and Director of Gateway
                            Investment, Inc., a wholly owned
                            subsidiary of Fidelity Federal Bank, a
                            Federal Savings Bank ("Fidelity")

  Set forth below is certain information concerning the principal occupation and business experience of each of the individuals named above during the past five years.

  Mr. Cotter was first elected to the Board in 1986, and resigned in 1988. He was re-elected to the Board in June 1991, named Acting Chairman of the Board of Directors of Citadel and Fidelity in October 1991, and named Chairman of the Board of Citadel on June 5, 1992. Mr. Cotter has been Chairman of the Board of Craig (retail grocery and real estate management) since 1988 and a director of that company since 1985. He is also the Executive Vice President and a director of The Decurion Corporation (motion picture exhibition). Mr. Cotter began his association with The Decurion Corporation in 1969. Mr. Cotter has been the Chief Executive Officer and a director of Townhouse Cinemas Corporation since 1987. Mr. Cotter is the General Partner of James J. Cotter, Ltd., a limited partner in Hecco Ventures I, a California Limited Partnership and a general partner in Hecco Ventures II, a California General Partnership (Hecco I and Hecco II are involved in investment activities), and has been a director of Stater Bros., Inc. (retail grocery) since 1987. Mr. Cotter has served as a director of Reading Company (entertainment and real estate) since 1990 and as the Chairman of the Board of that company since 1991. Craig owns approximately 47% of Reading Company and 50% of Stater Bros., Inc. Mr. Cotter is also the owner and until October 1992 was the President and a director of Cecelia Packing (citrus grower and packer).

  Mr. Wesson was appointed as President and Chief Executive Officer of the Company on August 5, 1994. Mr. Wesson was initially retained to develop a plan for the disposition by Fidelity and the retention by Citadel of the approximately $500 million in gross book value of the assets ultimately sold to third parties in the restructuring and recapitalization of Fidelity during August 1994. From 1989 until he joined the Company in 1993, Mr. Wesson served as CEO of Burton Property Trust Inc., the U.S. real estate subsidiary of The Burton Group PLC. In this position he was responsible for the restructuring and eventual disposal of the company's assets in the U.S. Mr. Wesson succeeds Richard M. Greenwood, who resigned from his positions with Citadel and continues as the President and Chief Executive Officer of Fidelity.

  Mr. Geiger is presently a financial and marketing consultant. He retired as Vice President and Senior Account Officer of Bank of America where he served from 1959 to 1990. His responsibilities at Bank of America included the development, structuring, analysis and negotiation of large corporate financings for major media and entertainment companies.

  Mr. Tompkins was a partner of Gibson Dunn & Crutcher until March 1993 when he resigned to become President of each of Craig and Reading Company. Mr. Tompkins has served as a Director of each of Craig and Reading Company since February 1993. Mr. Tompkins was elected to the Board of Directors of G&L Realty Corp., a New York Stock Exchange listed Real Estate Investment Trust, in December of 1993, and was elected Vice Chairman of the Board of Citadel in July of 1994. Mr. Tompkins was appointed as Secretary, Treasurer and Principal Accounting Officer of Citadel on August 5, 1994.

  Mr. Villasenor is the President and the owner of Unisure Insurance Services, Incorporated, a corporation which has specialized in life, business life and group health insurance for over 30 years. Mr. Villasenor served on the Board of Directors of ELAR, a reinsurance company from 1990 to 1991. From June 1993 to February 1995, Mr. Villasenor served as a director of Gateway Investments,
Inc.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Citadel during 1994, Citadel understands that Steve Wesson failed to file on a timely basis a report required by Section 16(a) of the Exchange Act. Mr. Wesson was appointed as a director and officer of Citadel in August 1994. Mr. Wesson was required to file a Form 3 within ten days of such appointment. Mr Wesson filed his Form 3 on March 22, 1995.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The Summary Compensation Table below sets forth the compensation earned during the year ended December 31, 1994 by the following persons:

  (i) Steve Wesson, Chief Executive Officer at December 31, 1994, and Richard
M. Greenwood, Chief Executive Officer from January 1, 1994 to August 4, 1994, in accordance with Regulation S-K, Item 402(a)(3)(i); and


  (ii) Frederick N. Bailard, Senior Vice President from January 1, 1994 to February 2, 1994, and Walter H. Morris, Jr., Executive Vice President from January 1, 1994 to March 18, 1994, in accordance with Regulation S-K, Item 402(a)(3)(iii).

                                                                       LONG TERM
                                      ANNUAL COMPENSATION             COMPENSATION
                             ---------------------------------------- ------------
                                                                       SECURITIES
                                                                       UNDERLYING
                                                           OTHER         STOCK
                                                          ANNUAL        OPTIONS     ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR     SALARY   BONUS  COMPENSATION(1)   GRANTED    COMPENSATION
- ---------------------------  ----    -------- ------- --------------- ------------ ------------
Steve Wesson                 1994(2) $ 70,564  $25,000                    33,000     $  5,564
 President and Chief         1993       n/a      n/a        n/a            n/a           n/a
 Executive Officer           1992       n/a      n/a        n/a            n/a           n/a

Richard M. Greenwood         1994(3) $242,231  $     0    $     0              0     $      0
 President and Chief         1993    $376,846  $50,000    $     0         20,000     $      0
 Executive Officer           1992    $209,173  $     0    $25,986(4)           0     $      0

Frederick N. Bailard         1994(5) $ 24,926  $     0    $     0              0     $145,000(6)
Senior Vice President        1993    $132,692  $ 5,000(7) $     0              0     $  1,171
                             1992    $ 45,673  $     0    $     0              0     $      0

Walter H. Morris, Jr.        1994(8) $ 53,305  $     0    $     0              0     $115,000(9)
Executive Vice President     1993    $178,500  $15,000    $     0              0     $      0
Chief Lending Officer        1992    $ 87,500  $     0    $     0              0     $      0

- --------

(1) Excludes perquisites if the aggregate amount thereof is less than $50,000, or 10% of salary plus bonus, if less.

(2) Includes compensation received as President and Chief Executive Officer of Citadel from August 5, 1994 to December 31, 1994.

(3) Includes compensation received as President and Chief Executive Officer of Citadel and Fidelity from January 1, 1994 to August 4, 1994.

(4) When Mr. Greenwood was hired on June 3, 1992, Citadel and Fidelity agreed to make him an interest free loan of $240,000, described in Item 13 below. The loan was actually funded on October 27, 1992. The amount shown includes $8,965 to compensate Mr. Greenwood for the late funding of the loan, $1,353 in imputed interest on the loan, $3,000 worth of the tax preparation services, an automobile allowance of $11,690, premiums on an excess group life insurance policy in the amount of $819, and miscellaneous other benefits.

(5) Includes compensation received as Senior Vice President of Citadel from January 1, 1994 to February 2, 1994.

(6) Severance bonus paid prior to August 4, 1994.

(7) Discretionary bonus paid for individual performance.

(8) Includes compensation received as Executive Vice President and Chief Lending Officer of Citadel from January 1, 1994 to March 18, 1994.

(9) Severance bonus paid prior to August 4, 1994.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                              POTENTIAL REALIZABLE VALUE
                                                                              AT ASSUMED ANNUAL RATES OF
                                                                               STOCK PRICE APPRECIATION
                                          INDIVIDUAL GRANTS                         FOR OPTION TERM
                         ---------------------------------------------------- ---------------------------
                          NUMBER OF   PERCENT OF TOTAL
                          SECURITIES    OPTIONS/SARS
                          UNDERLYING     GRANTED TO
                         OPTIONS/SARS   EMPLOYEES IN   EXERCISE OR EXPIRATION      5%            10%
          NAME             GRANTED      FISCAL YEAR    BASE PRICE     DATE    $     /SHARE  $     /SHARE
          ----           ------------ ---------------- ----------- ---------- ------------- -------------
Steve Wesson............    33,000          100%          $2.69       2004      $     55,925  $     141,144
Richard M. Greenwood....         0            0               0          0      $          0  $           0
Frederick N. Bailard....         0            0               0          0                 0              0
Walter H. Morris, Jr....         0            0               0          0                 0              0

AGGREGATED OPTION/SAR IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR
VALUES

                                                             NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED         IN-THE-MONEY
                                                                 OPTIONS/SARS              OPTIONS/SARS
                         SHARES ACQUIRED                         AT FY-END(#)              AT FY-END(#)
          NAME           ON EXERCISE(#)  VALUE REALIZED($) EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
          ----           --------------- ----------------- ------------------------- -------------------------
Steve Wesson............       N/A              N/A              11,000/22,000                    0(1)
Richard M. Greenwood....       N/A              N/A                20,000/0                       0(2)
Frederick N. Bailard....         0                0                    0                          0
Walter H. Morris, Jr....         0                0                    0                          0

- --------

(1) None of the options held by Mr. Wesson are in-the-money.

(2) None of the options held by Mr. Greenwood are in-the-money.

                         COMPENSATION OF DIRECTORS

  Non-employee directors (which currently include all directors other than Mr. Wesson) receive an annual retainer of $10,000. Directors receive no additional compensation for serving as committee chairmen, or for attending regularly scheduled monthly meetings, but receive $1,000 for attendance at any special board meetings and $850 for attendance at any committee meetings. Directors receive $350 for participation in any telephonic special board or committee meetings. The Chairman of the Board receives an annual retainer of $45,000, in lieu of any other retainers or attendance fees. The Secretary/Treasurer and Principal Accounting Officer is paid a total annual retainer as a director of $35,000 in addition to his attendance fees.


EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS


  Citadel and Steve Wesson entered into an Executive Employment Agreement, effective as of August 4, 1994 (the "Employment Agreement"). The term of the Employment Agreement is two years and shall be automatically renewed for subsequent one year terms unless either party gives notice of non-renewal. Mr. Wesson is paid an annual salary of $175,000 and a minimum annual bonus of $50,000. Also, the Employment Agreement contemplates that Mr. Wesson will be granted options to purchase 33,000 shares of Common Stock of Citadel. In October 1994, Citadel made such grant.


  Richard M. Greenwood, Citadel and Fidelity entered into a three-year employment agreement as of June 3, 1992, his date of hire. The agreement provided for compensation during the first twelve months at the rate of $365,000 per year, increasing to $385,000 for the second twelve months and $415,000 for the third twelve months. Mr. Greenwood resigned from his positions at Citadel as of August 4, 1994.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


  From January 1, 1994 to August 4, 1994, Mr. James J. Cotter, Mr. Mel Goldsmith and Mr. Alfred Villasenor, Jr. served as members of the Compensation Committee of Citadel. During this period, Mr. Greenwood served in an advisory capacity to the Compensation Committee of Citadel.


  As of August 4, 1994, Citadel dissolved the Compensation Committee and the entire Board of Directors took responsibility for compensation decisions. It is currently Citadel's policy that directors whose compensation is at issue are not involved in the discussion of, or voting on, such compensation.


  Mr. Wesson and Mr. Tompkins are the executive officers of Citadel. In accordance with Citadel's policy on executive officer compensation, Mr. Wesson and Mr. Tompkins are not involved in the discussion of, or voting on, their respective compensation. Mr. Tompkins receives no compensation for his services as an executive officer, but receives director's fees. Mr. Tompkins serves as the President and as a director of Craig Corporation. Mr. Cotter is the Chairman of the Board of Craig Corporation.


BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION


Administration, Philosophy


  From January 1, 1994 to August 4, 1994, the compensation program was administered by the Compensation Committee of the Board of Directors. During such period, the Committee was composed of two non-employee directors. The CEO served as an advisor to the Committee. Following review and approval by the Compensation Committee, all issues pertaining to employment-related contracts were submitted to the full Board of Directors for approval.


  From January 1, 1994 to August 4, 1994, it was the philosophy of the Committee and Citadel to provide Citadel executives with total compensation (cash and non-cash) opportunities competitive with the market to attract and retain the caliber of executive talent capable of creating and leading a successful financial services company. The market used to establish competitive averages was comprise of financial services institutions, including commercial banks, savings banks and mortgage banks as applicable to specific functional areas.


  From January 1, 1994 to August 4, 1994, it was also the philosophy of the Committee and Citadel to limit fixed compensation costs (e.g., base salaries) to competitive averages and leverage, in the form of incentives, "above average" costs specifically to Citadel and/or individual performance. Competitive data was obtained through published survey data and custom surveys conducted by Citadel or a third party. Information regarding this market includes the OTS Peer Group as defined in the Performance Graph provided below.


  From January 1, 1994 to August 4, 1994, executive compensation plans in use included base salary, annual incentive, limited use of stock options, and certain executive benefits and perquisites. Other executive compensation programs used in the past included a Supplemental Executive Retirement Plan ("SERP") and Split Dollar Life Insurance. Of the executive officers incumbent during this period, only Godfrey Evans participated in the SERP, which was suspended as of February 28, 1994.


  Since August 4, 1994, Mr. Wesson has been the sole executive officer of Citadel who has received compensation for his services as an executive officer. It is currently Citadel's intent to provide its executive officers with total compensation (cash and non-cash) opportunities competitive with the market to attract and retain the caliber of executive talent capable of creating and leading a successful company.


  Due to the financial position of Citadel in late 1994, Mr. Wesson was awarded the minimum annual bonus under his Employment Agreement.


Members of the Board of Directors:


James J. Cotter                   Steve Wesson


S. Craig Tompkins                 Alfred Villasenor, Jr.


Peter W. Geiger


  The report of the Board of Directors with respect to executive compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K or Form 10-K/A into any filing under the Securities Act of 1933,as amended (the "Securities Act"), or under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that Citadel specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.


                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
          AMONG CITADEL, S&P 500 INDEX AND ADJUSTED OTS PEER GROUP A*


  The Stock Price Performance Graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K or Form 10-K/A into any filing under the Exchange Act, except to the extent Citadel specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Exchange Act.


  The graph below comprises cumulative total return of Citadel, The S&P Index and the Adjusted OTS Peer Group A (Bay View Capital, Coast Savings, Downey Savings, San Francisco Federal Corporation and Union Federal Financial Corporation). Peer group returns have been weighted by market capitalization of the individual peers.


               COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
   AMONG CITADEL HOLDING, S&P 500 INDEX AND ADJUSTED OTS PEER GROUP A INDEX

                        PERFORMANCE GRAPH APPEARS HERE

Measurement Period           CITADEL        S&P 500      ADJUSTED OTS
(Fiscal Year Covered)        HOLDING        INDEX        PEER GROUP A INDEX
- ---------------------        ----------     -------      ------------------
Measurement Pt- 12/31/89     $100           $100         $100
FYE  12/31/90                $ 45.71        $ 96.88      $ 49.38
FYE  12/31/91                $ 42.57        $126.42      $ 66.95
FYE  12/31/92                $ 45.71        $136.08      $ 82.32
FYE  12/31/93                $ 26.86        $149.80      $107.99
FYE  12/31/94                $  5.71        $151.78      $ 91.84



  * Assumes $100 invested on December 31, 1989 in Citadel Common Stock, S&P 500 Index and the Adjusted OTS Peer Group A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the shares of Common Stock, Preferred Stock and Voting Stock owned as of April 28, 1995 by (i) each director, (ii) all directors and officer as a group, and (iii) each person known to Citadel to be the beneficial owner of more than 5% of either the Common Stock or the Preferred Stock. Except as noted, the indicated beneficial owner of the shares has sole voting power and sole investment power.

                                          AMOUNT AND NATURE
 NAME AND ADDRESS OF BENEFICIAL OWNER  OF BENEFICIAL OWNERSHIP        PERCENT OF CLASS
 ------------------------------------  -----------------------        ----------------
 James J. Cotter (1) (5)              667,012 shares of Common   11.1% of Common Stock
                                       Stock and 1,329,114        and 27.2% of Voting Stock
                                       shares of Preferred
                                       Stock
 Steve Wesson (4)                     11,000 shares of Common                *
                                       Stock (2)
 Peter W. Geiger (4)                             --                         --
 Alfred Villasenor, Jr. (4)           900 shares of Common                   *
                                       Stock
 S. Craig Tompkins (5)                           --                         --
 Craig Corporation (5)                667,012 shares of Common   11.1% of Common Stock and
                                       Stock and 1,329,114        7.2% of Voting Stock
                                       shares of Preferred
                                       Stock
 Lawndale Capital Management,         468,200 shares of Common    7.8% of Common Stock and
 Inc.,                                 Stock (3)                   6.4% of Voting Stock (3)
 Andrew E. Shapiro,
 Diamond A Partners, L.P.,
 and Diamond A Investors, L.P.
 One Sansome Street, Suite 3900
 San Francisco, California 94104
 (3)
 All directors and executive offi-    678,912 shares of Common    11.3% of Common Stock and
  cers as a Group (5 persons) (1)      Stock and 1,329,114         7.4% of Voting Stock
                                       shares of Preferred
                                       Stock

- --------

(1) Mr. Cotter is the Chairman and a principal stockholder of Craig Corporation. Craig Corporation holds 667,012 shares of Common Stock and 1,329,114 shares of Preferred Stock. Mr. Cotter disclaims beneficial ownership of these shares.

(2) In October 1994, Citadel granted Mr. Wesson options to purchase 33,000 shares of Common Stock. The option has vested with respect to 11,000 shares, and will vest as to 11,000 shares on each of August 4, 1995 and 1996.

(3) Based on Schedule 13D dated October 20, 1994.

(4) 600 North Brand Boulevard, Glendale, California 91203.

(5) 116 North Robertson Boulevard, Los Angeles, California 90048

* Represents less than one percent of the outstanding shares of Citadel Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Issuances of Stock to Craig Corporation

  In October and November 1994, Citadel issued 74,300 shares of Common Stock and 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock to Craig Corporation. James J. Cotter, Chairman of the Board of Citadel, was, at the time of such issuances, and currently is, the Chairman of the Board and a major stockholder of Craig. S. Craig Tompkins, Secretary/Treasurer and Principal Accounting Officer of Citadel, was, at the time of such issuances, and currently is, the President and a director of Craig. See "Business of Citadel Holding Corporation--The Dillon Litigation."

 Settlement with Dillon

  On April 3, 1995, Citadel, Craig and Roderick H. Dillon and certain of his affiliates ("Dillon") entered into agreements to settle outstanding litigation between such parties. At the time of such settlement, Dillon was the beneficial owner of over 5% of the outstanding Common Stock of Citadel. In connection with the settlement, Citadel issued to Craig a two-year warrant to purchase 666,000 shares of Common Stock of Citadel that had been tendered to Citadel by Dillon. See "Business of Citadel Holding Corporation--The Dillon Litigation."

 Loan to Richard M. Greenwood

  Upon the hiring of Richard M. Greenwood by Citadel and Fidelity in June 1992, Citadel agreed to fund an interest free loan to Mr. Greenwood in the amount of $240,000 to replace a similar loan with Mr. Greenwood's prior employer. The loan began to accrue interest at 9% on February 4, 1995. To date, the approximate outstanding balance of such loan is $245,000.

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

  (A)(2) FINANCIAL STATEMENT SCHEDULE

  Financial Statement Schedule III--Real Estate and Accumulated
   Depreciation.......................................................  II-1

SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 1994 (IN THOUSANDS)

                                                             COSTS
                                         INITIAL COST     CAPITALIZED              DECEMBER 31, 1994
                                      ------------------- SUBSEQUENT  --------------------------------------------
                                             BUILDING AND     TO                              ACCUMULATED
      DESCRIPTION        ENCUMBRANCES  LAND  IMPROVEMENTS ACQUISITION  LAND  BUILDING  TOTAL  DEPRECIATION   NET
      -----------        ------------  ----  ------------ ----------- ------ -------- ------- ------------ -------
Arboleda                   $ 4,439    $1,488   $ 4,507       $        $1,488 $ 4,507  $ 5,995     $ 47     $ 5,948
 Phoenix, Arizona
Vaselich                     4,761     2,917     4,874                 2,917   4,874    7,791       72       7,719
 Los Angeles, California
Parthenia                                261       970                   261     970    1,231       15       1,216
 Canoga Park, California
Western                      3,696       872     4,166                   872   4,166    5,038       63       4,975
 Harbor City, California
                           -------    ------   -------       -----    ------ -------  -------     ----     -------
                           $13,896    $5,538   $14,517       $        $5,538 $14,517  $20,055     $197     $19,858
                           =======    ======   =======       =====    ====== =======  =======     ====     =======

- --------

  All of the properties listed above were acquired during 1994. The aggregate gross cost of property included above for federal income tax purposes approximated $25,866 as of December 31, 1994.

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

                                          Citadel Holding Corporation

                                                    /s/ Steve Wesson
                                          By __________________________________
                                             Steve Wesson, President and Chief
                                                     Executive Officer

Date: May 1, 1995


                                     III-1