Form 10-Q
CITADEL HOLDING CORP
filed 1995-05-19
CIK 716634

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                   FORM 10-Q



(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $.01 per share, of Registrant outstanding as of May 19, 1995 was 6,003,924 shares.

================================================================================

                          CITADEL HOLDING CORPORATION

                                     INDEX

                                                        Page
                                                        ----
PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
           AS OF MARCH 31, 1995
           AND DECEMBER 31, 1994


         CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED) FOR THE QUARTERS ENDED MARCH
           31, 1995 AND 1994


         CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED) FOR THE QUARTERS ENDED MARCH
           31, 1995 AND 1994


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS


PART II. OTHER INFORMATION
         -----------------

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)


CITADEL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands) (Note 1)
--------------------------------------------------------------------

                                                                      March 31,   December 31,
ASSETS                                                                   1995         1994
  Cash and other cash equivalents                                      $  6,174     $  4,805
  Investment in Fidelity Federal Bank - held for sale                    13,405       13,405
  Rental properties, less accumulated depreciation                       14,798       19,858
  Other receivables                                                       1,274        1,219
  Other assets                                                              462          625
                                                                       --------     --------
TOTAL                                                                  $ 36,113     $ 39,912
                                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Security deposits payable                                            $    136     $    227
  Accounts payable and accrued liabilities                                1,669        3,001
  Deferred proceeds from bulk sales agreement                             4,000        4,000
  Short-term line of credit                                                 950          950
  Mortgage notes payable                                                 10,174       13,896
                                                                       --------     --------
    Total liabilities                                                    16,929       22,074
                                                                       --------     --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Serial preferred stock, par value $.01 per share; 5,000,000 shares authorized 3% Cumulative Voting Convertible, ($3.95 or $5,250,000
   - stated value) - 1,329,114 shares issued and outstanding at
   December 31, 1994 and March 31, 1995                                      13           13
  Common stock, par value $.01 per share; 10,000,000 shares
   authorized, 6,669,924 shares issued and outstanding
   at December 31, 1994 and March 31, 1995                                   67           67
  Paid in capital                                                        65,298       65,298
  Retained earnings (deficit)                                           (46,194)     (47,540)
                                                                       --------     --------
    Total stockholders' equity                                           19,184       17,838
                                                                       --------     --------
TOTAL                                                                  $ 36,113     $ 39,912
                                                                       ========     ========

See notes to consolidated financial statements.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts) (Note 1)
--------------------------------------------------------------------------------


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                     ------------------
                                                                                     1995          1994
REAL ESTATE OPERATIONS:
 Rental income                                                                      $1,037
 Interest income                                                                        76
                                                                                    ------
                                                                                     1,113

 Real estate operating expenses                                                        545
 Depreciation and amortization                                                         100
 Interest expense                                                                      238
 General and administrative expenses                                                   425
                                                                                    ------
      Total expenses                                                                 1,308
                                                                                    ------
GAIN ON SALE OF RENTAL PROPERTY                                                      1,541
                                                                                    ------
NET GAIN FROM REAL ESTATE OPERATIONS                                                 1,346

FINANCIAL SERVICES OPERATIONS:
 Interest income                                                                                  $64,074
 Interest expense                                                                                  38,663
                                                                                                  -------
NET INTEREST INCOME                                                                                25,411
 Provisions for estimated loan losses                                                              15,600
                                                                                    ------        -------
NET INTEREST INCOME AFTER PROVISION
 FOR ESTIMATED LOAN LOSSES                                                                          9,811
                                                                                    ------        -------
NONINTEREST INCOME (EXPENSE):
 Loan and other fees                                                                                1,199
 Loss on sales of loans, net                                                                       (2,804)
 Fee income from investment products                                                                1,225
 Fee income on deposits and other income                                                              906
 Provision for estimated real estate losses                                                        (4,300)
 Real estate operations on specific properties                                                     (2,057)
 Loss on sale of mortgage-backed securities and investment securities, net                           (292)
 Operating expenses                                                                               (26,363)
                                                                                    ------        -------
      Total noninterest expense                                                                   (32,486)
                                                                                    ------        -------
LOSS FROM FINANCIAL SERVICES OPERATIONS                                                           (22,675)
                                                                                    ------        -------

See notes to consolidated financial statements.
                                                                                              (Continued)

CITADEL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share) (Note 1)
-------------------------------------------------


                                                         Three Months Ended
                                                              March 31,
                                                      -----------------------
                                                         1995         1994
INCOME (LOSS) BEFORE INCOME TAXES                     $    1,346   $  (22,675)

INCOME TAX EXPENSE (BENEFIT)                                           (7,918)
                                                      ----------   ----------

NET EARNINGS (LOSS)                                   $    1,346   $  (14,757)
                                                      ==========   ==========

NET EARNINGS (LOSS) PER SHARE (AFTER PREFERRED
STOCK DIVIDEND)                                       $     0.20   $    (2.24)
                                                      ==========   ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             6,669,924    6,595,624
                                                      ==========   ==========


See notes to consolidated financial statements.
                                                                     (Concluded)
                                     - 4 -

CITADEL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Note 1)

---------------------------------------------------------------------------------------------
                                                                           Three Months Ended
                                                                                March 31,
                                                                          -------------------
                                                                            1995       1994
CASH FLOWS - OPERATING ACTIVITIES:
 Net earnings (loss)                                                      $ 1,346    $(14,757)
 Reconciliation of net earnings (loss) to net cash from operations:
  Provisions for estimated losses                                                      19,900
  Loss on sales of loans and securities                                                 3,096
  Capitalized loan origination costs                                                     (538)
  Amortization of deferred loan items, net                                               (537)
  Purchases of investment securities available for sale                                (5,074)
  Purchases of mortgage-backed securities available for sale                          (54,812)
  Principle repayments of mortgage-backed securities available for sale                 3,953
  Proceeds from sales of mortgage-backed securities available for sale                 93,552
  Originations of loans held for sale                                                 (43,643)
  Proceeds from sales of loans held for sale                                          207,973
  FHLB stock dividend                                                                    (467)
  Depreciation and amortization                                               100       1,675
  Interest receivable increase                                                           (406)
  Other receivable increase                                                   (55)
  Other assets (increase) decrease                                            163       1,048
  Deferred income tax benefit                                                          (9,666)
  Interest payable decrease                                                             5,994
  Security deposits payable                                                   (91)
  Other liabilities and deferred income increase (decrease)                (1,332)    (16,092)
  Other, net                                                                              155
                                                                          -------    --------
      Operating cash flows, net                                               131     191,354
                                                                          -------    --------
CASH FLOWS - INVESTING ACTIVITIES:
 Purchase of loans                                                                       (770)
 Loans receivable, net increase                                                       (15,138)
 Real estate investment, net                                                4,960
 Proceeds from sales of real estate                                                     7,426
 Premises and equipment (additions), net                                               (1,262)
                                                                          -------    --------
      Investing cash flows, net                                             4,960      (9,744)
                                                                          -------    --------

      See notes to consolidated financial statements.

                                                                     (Continued)

CITADEL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Note 1)

-------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  ---------------------
                                                                                    1995        1994
CASH FLOWS - FINANCING ACTIVITIES:
  Demand deposits and passbook savings, net increase (decrease)                               $  28,132
  Certificate accounts, net increase (decrease)                                                (225,599)
  Proceeds from FHLB advances                                                                    50,000
  Repayment of FHLB advances                                                                    (33,700)
  Short-term borrowings increase (decrease)                                                     (53,830)
  Repayments of long-term borrowings                                              $(3,722)
                                                                                  -------     ---------
      Financing cash flows, net                                                    (3,722)     (234,997)
                                                                                  -------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,369       (53,387)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    4,805       145,961
                                                                                  -------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 6,174     $  92,574
                                                                                  =======     =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on mortgages and line of credit                                      $   238
    Interest on deposits, advances and other borrowings                                          32,136
    Income taxes                                                                                 (1,781)

NONCASH TRANSACTIONS:
  Additions to real estate owned acquired through foreclosure                                    38,133
  Loans originated to finance sale of real estate acquired through foreclosure                    4,947

See notes to consolidated financial statements.
                                                                     (Concluded)

CITADEL HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     On August 4, 1994, ("the Closing") Citadel Holding Corporation ("Citadel") completed a restructuring (together with the other transactions described below, the "Restructuring") in which, among other things, Citadel's ownership interest in Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"), was reduced from 100% to approximately 16%. The reduction was a result of Fidelity issuing and selling to investors in a public offering shares of Class A and Class C common stock. Citadel's investment in Fidelity was reclassified into 4,202,243 shares of Class B common stock of Fidelity. As a result, effective January 1, 1994, Citadel no longer consolidates Fidelity in its financial statements; rather it accounts for its investment on the cost basis. In addition, several other significant events occurred in the Restructuring, including:

     a. Citadel sold to Fidelity all of the stock of Gateway Investment Services, Inc., previously a wholly owned subsidiary of Citadel ("Gateway").

     b. A newly-formed subsidiary of Citadel, Citadel Realty, Inc. ("CRI"), purchased four real properties from Fidelity for a purchase price of $19.8 million (Fidelity's book value) of which $13.9 million was financed by Fidelity on a secured basis and the balance of which was financed by Craig Corporation ("Craig"), a significant stockholder of Citadel, under a short-term line of credit (the "Craig Line of Credit") (Citadel and its directly or indirectly owned subsidiaries are referred to herein as the "Company").

     c. Citadel received from Fidelity by way of dividend (i) one-year transferable options (subsequently contributed to CRI) to acquire two office buildings in Sherman Oaks and Glendale, California (the "Office Buildings") used in the operations of Fidelity (including its headquarters buildings) for an aggregate exercise price of $9.3 million (the "Office Building Options"), portions of which buildings would be leased back by Fidelity upon purchase by the Company, and
          (ii) Fidelity's interest in a lawsuit filed against the former carrier of Fidelity's directors' and officers' insurance policies involving certain coverage and indemnity issues which resulted in Citadel collecting $2.5 million.

     d. Citadel and Fidelity entered into a Stockholders' Agreement (the "Stockholders' Agreement"), under which Citadel is required to reimburse Fidelity for certain losses that may be incurred by Fidelity as a result of certain environmental and other representations made by Fidelity in connection with the bulk sale of loans and other assets to certain third parties in connection with the Restructuring. Subject to a $4 million limit, the Stockholders' Agreement requires Citadel to reimburse Fidelity for losses incurred by Fidelity, in either repurchasing assets (sold in connection with the bulk sale) in the event of breached representations, or curing such breaches.

     The information for the three months ended March 31, 1994 presents the Company's results of operations, as the holding company of Fidelity, prior to the Restructuring.

2.   RENTAL PROPERTIES

     During the three months ended March 31, 1995, the Company sold its rental property located in Harbor City for $5.9 million in cash, net of expenses. The sale resulted in a gain of approximately $980,000 for financial statement purposes. As a result of the sale, $3,693,000 of its mortgage notes payable to Fidelity were assumed by the purchaser.

     On February 2, 1995, the Company exercised its office building options to purchase the two buildings (see Note 1) and on March 23, 1995, purchased and immediately sold the Sherman Oaks building for a gain of $560,000 for financial statement purposes. On May 18, 1995, the Company purchased the Glendale Building. The Glendale building purchase was financed by a $5.34 million loan from Fidelity on the following terms and conditions: a 5 year mortgage, amortized on a 20 year basis with interest payable monthly at LIBOR plus 4.5%.

     Upon the acquisition of the Glendale building, Citadel and Fidelity entered into a 10-year, full-service gross lease for four of the six floors. The rental rate for the first five years of the lease term is approximately $26,000 per month (including parking) for the ground floor and approximately $75,000 per month (including parking) for the fourth, fifth and sixth floors. This lease provides for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index ("CPI") or 3%. After the first five years of the lease term, the rental rate for the ground floor will be adjusted to the higher of the then current market rate or the prevailing rental rate in the fifth year of the lease and the rental rate for the upper floors will be adjusted to the higher of the then current market rate or $1.50 per square foot increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity will have the option to extend the lease of the groung floor for two consecutive five year terms at a market rental rate and will have the option to purchase the Glendale Building at a market rate at the expiration of the lease term, provided that the Company then owns the building.

     Public Storage occupies 30,879 square feet (two floors) on a lease that expires in April 1996 with a total rental of $53,900 per month ($1.75/sq.ft.).

3.   INCOME TAXES

     No provision for income taxes was required during the three months ended March 31, 1995 due to the differences in tax basis versus book basis of the assets sold.

4.   SUBSEQUENT EVENTS

     On November 7, 1994, a stockholder, Dillon Investors, filed a lawsuit in the Court of Chancery of the State of Delaware. The suit named as defendants the Company, its directors and Craig, and alleged that the Citadel Preferred Stock and the Citadel Common Stock sold to Craig during the fourth quarter of 1994 were issued at unfair prices in order to entrench the Board of Directors in power in the face of an announced proxy contest and possible consent solicitation by Dillon Investors to take over control of the Board of Directors. The suit sought rescission of the issuance of the Citadel Common and Preferred Stock and the reinstatement of borrowings from Craig under the Craig Line of Credit.

     On December 5, 1994, the Company filed a lawsuit in the United States District Court for the Central District of California. The suit named as defendants Dillon Investors, Roderick H. Dillon, Jr., and certain entities affiliated with Dillon Investors, and alleged that the defendants had made insufficient disclosure under Section 13 of the Securities Exchange Act of 1934, as amended.

     On April 3, 1995, the Company, Craig and Dillon parties and his affiliates entered into settlement agreements to resolve these two suits, and the settlements were consummated on April 13, 1995. Under the settlement agreements, Dillon and his affiliates purchased from Citadel 1.295 million shares of Class B Common Stock of Fidelity (which immediately converted into an equal number of Class A shares of Fidelity) in exchange for which Citadel received from the Dillon parties 666,000 shares of Citadel Common Stock and $2.22 million dollars in cash. Additionally, all existing litigation among Citadel, Craig and the Dillon group was terminated, with mutual releases executed and delivered. The Dillon parties also agreed, for a period of one year following the closing, not to purchase or acquire any other beneficial interests in any of Citadel's securities, and not to engage in any solicitation of consents or proxies during such period.

     The settlement terms also included an agreement by Craig with the Dillon parties not to exercise, prior to February 4, 1996, its right to tender any shares of the 3% Cumulative Voting Convertible Preferred Stock of Citadel for conversion into Citadel Common Stock without the prior consent of holders of a majority of the outstanding shares of Citadel Common Stock. In exchange for such concession from Craig, Citadel separately agreed to grant Craig a two-year warrant to acquire the 666,000 shares of Citadel Common Stock being acquired from the Dillon entities at a price of $3.00 per share, and Citadel also agreed to reimburse Craig for certain expenses associated with the litigation up to $75,000.

     On April 17, 1995, the Company sold 2,900,000 shares of Fidelity stock resulting in net proceeds of $9,718,000. The net proceeds, when combined with the proceeds of the Dillon transaction described above, approximate the book value of such Fidelity stock as of December 31, 1994.

     Subsequent to March 31, 1995, the Company repaid the outstanding balance of the Craig Line of Credit. In addition, the Company no longer has funds available through the Craig Line of Credit.

     In May 1995, the Company declared a dividend on the 3% Cumulative Voting Convertible Preferred Stock. The Company intends to pay the declared dividend, which had accrued from the issuance of the Preferred Stock in November 1994 until March 31, 1995, in the near future. The declared dividend was calculated at 3% and the approximate amount of the dividend is $62,000.

                                  * * * * * *

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

     Citadel Holding Corporation, a Delaware corporation ("Citadel" and collectively with its directly or indirectly wholly owned subsidiary, the "Company"), was incorporated in 1983 to serve as the holding company for Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). On August 4, 1994, Citadel and Fidelity completed the recapitalization component of a recapitalization and restructuring transaction (the "Restructuring"), which resulted in (i) the reduction of Citadel's interest in Fidelity from 100% to 16.2%, (ii) the acquisition by the Company, at bulk sale prices from Fidelity, of four Real Estate Owned properties (the "REO Properties"), (iii) the sale by Citadel to Fidelity of its Gateway Investment Services, Inc. ("Gateway") subsidiary for approximately $1 million, (iv) the transfer to Citadel of Fidelity's interest in certain outstanding litigation, and (v) the receipt by way of dividend from Fidelity of options to acquire at book value two office buildings used by Fidelity in its operations (the "Building Options"). Also in connection with the Restructuring, Citadel agreed to indemnify Fidelity with respect to certain environmental and structural representations and warranties made by Fidelity to certain third party buyers in connection with bulk sales by Fidelity made as a part of the Restructuring, up to a limit of $4 million (the "Bulk Sale Indemnity").

     As a result of the Restructuring, Citadel no longer consolidates Fidelity in its financial statements; rather its accounts for its investment on the cost basis. This change was effective as of January 1, 1994 for purposes of the financial statements included elsewhere in this report, although Fidelity's operations results through August 4, 1994 are reflected in Citadel's financial statements.

     Since the Restructuring, Citadel has been engaged primarily in the ownership and management of commercial and residential real property.

RESULTS OF OPERATIONS

     The Company reported earnings of $1.35 million for the quarter ended March 31, 1995. Those earnings included gains from the sale of the Sherman Oaks and Harbor City properties of $1.54 million. It should be noted that a substantial portion of the Company's revenue for the first quarter of 1995 was derived from the sale of real estate assets. No such sales occurred in the fourth quarter of 1994, and substantially all of the Company's revenue for that period were in the form of real property rents. Additional assets have been sold in the period subsequent to March 31, 1995 resulting in gross cash proceeds to the Company of $12.37 million. The Company's general and administrative expenses for the fourth quarter of 1994 were $1.7 million, including $1.13 million with respect to an aborted proxy solicitation by a dissident stockholder and resultant litigation between the Company and such shareholder. There were no significant costs relating to that litigation or the settlement thereof in the first quarter of 1995, as these costs were provided for in the fourth quarter of 1994.

    As a consequence of these activities, the Company's income for the first quarter of 1995 should not be regarded as necessarily indicative of the Company's financial performance going forward.

     As a consequence of the Restructuring, no meaningful comparisons can be made between the first quarter of 1995 and the first quarter of 1994.

REAL ESTATE INTERESTS

     The table below provides an overview of the properties which constituted all of the real properties owned by the Company at March 31, 1995.

                                                                       REMAINING
                                   UNITS/SQUARE   % LEASED    MAJOR      LEASE
ADDRESS                   TYPE         FEET      AT 3/31/95  TENANTS     TERMS
---------------------  ----------  ------------  ----------  --------  ---------
ARBOLEDA                Office/       178,000        99      American    1-5 Yrs
1661 Camelback Rd.     Restaurant                             Express
Phoenix, Arizona

VESELICH               Apartment        216          95         NA        6-12
3939 Veselich Ave.                    176,000                            months
Los Angeles, Calif.

PARTHENIA              Apartment         27          96         NA        6-12
21028 Parthenia                       26,000                             months
Canoga Park, Calif.

     ARBOLEDA, PHOENIX

     Although this property was 100% leased at March 31, 1995, American Express, which occupies 58% (100,098 sq.ft.) of the property, announced that it does not intend to renew at the expiration of the current term in February 1997. While management believes that the leasing market in Phoenix will continue to strengthen, it is anticipated that significant capital expenditures would be necessary to relet the American Express space and that the space may remain vacant for some time. With the uncertainty regarding the American Express lease and certain planning issues on an adjacent site, management believes it to be unlikely that proceeds would be maximized by a current disposition of the property.

     VESELICH, LOS ANGELES

     While the occupancy rate of this property in the last 12 months has ranged from 80% to 95%, the property has historically experienced considerable turnover of tenants. This has resulted in high overhead and reduced cash flows. Management is addressing this issue by carrying out deferred maintenance, increasing marketing expenditures and improving diligence on prospective tenants. This has resulted in occupancy of 90% - 95% during the first quarter of 1995. It is expected that the property will be stabilized at near to full occupancy sometime during 1995, but there can be no assurance on this point.

     PARTHENIA, CANOGA PARK

     Of the 27 units in this complex, 21 were significantly damaged in the January 1994 Northridge earthquake. The Company has since completed appropriate repairs. The apartment complex remained 33% occupied during the earthquake renovation, and occupancy had increased to 96% by March 31, 1995.

     WESTERN AVENUE, HARBOR CITY

     A fourth property acquired in the Restructuring, located on Western Avenue in Harbor City, was sold during the first quarter of 1995 for a net price of $5.9 million and a gain of approximately $980,000. As part of that transaction, a mortgage note payable to Fidelity of $3.7 million was assumed by the purchaser.

     BUILDING OPTIONS

     As part of the Restructuring, Citadel acquired, by way of dividend, the Building Options, which were assigned to Citadel Realty Inc., its wholly owned subsidiary. The office buildings subject to the Building Options are used by Fidelity in its operations and are located in Glendale (the "Glendale Building") and in Sherman Oaks (the "Sherman Oaks Building"). The aggregate exercise price of the Building Options was $9.3 million, which was equal to the aggregate net book value of the two buildings on the books of Fidelity as of June 30, 1994.

     On February 2, 1995, the Company exercised each of the Building Options. On March 22, 1994, the Company purchased and immediately sold the Sherman Oaks Building for a gain of approximately $560,000.

     The purchase of the Glendale Building closed on May 18, 1995. The Company funded the $7.18 million exercise price to purchase the Glendale Building through borrowing of $5.34 million from Fidelity with the balance of the funds coming from internal sources.

     With regard to the purchase of the Glendale Building, Fidelity extended a 5 year loan, amortizing over 20 years, at an adjustable rate of interest tied to LIBOR plus 4.5% per annum, adjustable monthly. The Company paid Fidelity one (1) point plus normal closing costs and the loan is subject to prepayment penalties in year one of 4%, decreasing by one point in each subsequent year.

     The table below provides an overview of the Glendale Building:

                                 UNITS/
                                 SQUARE   % LEASED
        ADDRESS           TYPE    FEET   AT 3/31/95  MAJOR TENANTS
-----------------------  ------  ------  ----------  --------------
GLENDALE BUILDING        Office  89,000      100        Fidelity;
600 North Brand Blvd.                                Public Storage
Glendale, California

     The Glendale Building is the headquarters building of Fidelity. Citadel and Fidelity have entered into a 10-year, full service gross lease for four of the six floors of the Glendale Building. The rental rate for the first five years of the lease term is approximately $26,000 per month (including parking) for the ground floor and approximately $75,000 per month (including parking) for the fourth, fifth and sixth floors. This lease provides for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index ("CPI") or 3%. After the first five years of the lease term, the rental rate for the ground floor will be adjusted to the higher of the then current market rate or the prevailing rental rate in the fifth year of the lease and the rental rate for the upper floors will be adjusted to the higher of the then current market rate or $1.50 per square foot increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity will have the option to extend the lease of the ground floor for two consecutive five year terms at a market rental rate and will have the option to purchase the Glendale Building at a market rate at the expiration of the lease term, provided that the Company then owns the building.

     Public Storage occupies 30,879 square feet (two floors) on a lease that expires in April 1996 with a total rental of $53,900 per month ($1.75/sq.ft.).

FINANCING OF REAL ESTATE INTERESTS

     The Company's acquisition of the REO Properties was 100% leveraged: $13.9 million was obtained in the form of conventional mortgage loans by Fidelity against the Arboleda, Veselich and Western Avenue Properties, while the balance was obtained through drawdowns ($6.2 million) on an $8.2 million line of credit the ("Craig Line of Credit") from Craig Corporation ("Craig").

     With respect to the Veselich property (a 216 unit apartment complex), Fidelity extended a 10-year loan, amortizing over 30 years, at an adjustable rate of interest tied to the one-year Treasury rate plus approximately 3.70% per annum, with an initial interest rate of 7.25%. The rate on the Veselich property loan is currently 7.25%. The loan relating to the Western Avenue property was assumed by the purchaser when the property was sold in January, 1995. The loan secured by the Arboleda property has a seven-year term, amortizing over 25 years, with an adjustable rate of interest tied to a six-month LIBOR rate plus 4.5% per annum, with an initial rate of 9.25% per annum. The rate on this loan is currently 9.25%. Fidelity did not provide financing with respect to the Parthenia property (an apartment complex, which is currently held free of debt).

     The remainder of the purchase price of the REO Properties was drawn on the Craig Line of Credit. At the time of the Restructuring, Craig held approximately 9% of the outstanding common stock of Citadel. At the time of Citadel's borrowing under the Craig Line of Credit, James J. Cotter was Chairman of each of Citadel and Craig, and S. Craig Tompkins was a director of Citadel and the President and a director of Craig.

     The Craig Line of Credit was initially committed in the amount of $8.2 million, of which $6.2 million was immediately drawn down.

     On November 10, 1994, the Company retired $5.25 million of the Craig Line of Credit by issuance to Craig of the 1,329,144 shares of Citadel's 3% Cumulative Voting Convertible Preferred Stock. The remaining $950,000 of the Craig Line of Credit was retired in May, 1995; Citadel has no further funds available under the Craig Line of Credit.

FIDELITY INVESTMENT

     In April, 1995, Citadel completed the sale of 2.9 million shares of Class B Common Stock of Fidelity Federal Bank at $3.50 per share before costs. This transaction, combined with the transfer of 1,295,000 shares of Fidelity Class B Common Stock to Roderick H. Dillon, Jr. (as described below), reduced Citadel's ownership to 7,243 Class B shares which have been converted, under Fidelity's charter, to Class A shares. It is Citadel's intention to dispose of these shares.

BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY OF THE COMPANY

     In prior periods, Citadel relied almost exclusively on cash flow from the operations of Fidelity and Gateway for its liquidity needs. As a result of the Restructuring on August 4, 1994, Fidelity and Gateway are no longer subsidiaries of Citadel, and Citadel and its wholly owned subsidiary, CRI, no longer have the benefit of cash flow from these companies to meet the Company's liquidity needs.

     The Company expects that its sources of funds in the near term will include cash on hand ($6.174 million at March 31, 1995 and $18.494 million at April 30, 1995), cash flow from the operations of its real estate properties, if any, and proceeds from sales of properties.

     In the short term, uses of funds are expected to include funding of (i) the repair of the earthquake damage to the parking structure of the Glendale Building, (ii) operating expenses, (iii) any amounts that may become payable under the $4 million Bulk Sale Indemnity, (iv) debt service under the Fidelity mortgages relating to the properties and (v) dividends declared, if any, under the Preferred Stock. Management believes that the Company's sources of funds will be sufficient to meet its cash flow requirements for the foreseeable future.

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

      In May 1995, the Company declared a dividend on the 3% Cumulative Voting Convertible Preferred Stock. The Company intends to pay the declared dividend, which had accrued from the issuance of the Preferred Stock in November 1994 until March 31, 1995, in the near future. The declared dividend was calculated at 3% and the approximate amount of the dividend is $62,000.

                          PART II -- OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

     On November 7, 1994, a stockholder, Dillon Investors, filed a lawsuit in the Court of Chancery of the State of Delaware. The suit named as defendants the Company, its directors and Craig, and alleged that the Citadel Preferred Stock and the Citadel Common Stock sold to Craig during the fourth quarter of 1994 were issued at unfair prices in order to entrench the Board of Directors in power in the face of an announced proxy contest and possible consent solicitation by Dillon Investors to take over control of the Board of Directors. The suit sought rescission of the issuance of the Citadel Common and Preferred Stock and the reinstatement of borrowings from Craig under the Craig Line of Credit.

     On December 5, 1994, the Company filed a lawsuit in the United States District Court for the Central District of California. The suit named as defendants Dillon Investors, Roderick H. Dillon, Jr., and certain entities affiliated with Dillon Investors, and alleged that the defendants had made insufficient disclosure under Section 13 of the Securities Exchange Act of 1934, as amended.

     On April 3, 1995, the Company, Craig and Dillon parties and his affiliates entered into settlement agreements to resolve these two suits, and the settlements were consummated on April 13, 1995. Under the settlement agreements, Dillon and his affiliates purchased from Citadel 1.295 million shares of Class B Common Stock of Fidelity (which immediately converted into an equal number of Class A shares of Fidelity) in exchange for which Citadel received from the Dillon parties 666,000 shares of Citadel Common Stock and $2.22 million dollars in cash. Additionally, all existing litigation among Citadel, Craig and the Dillon group was terminated, with mutual releases executed and delivered. The Dillon parties also agreed, for a period of one year following the closing, not to purchase or acquire any other beneficial interests in any of Citadel's securities, and not to engage in any solicitation of consents or proxies during such period.

     The settlement terms also included an agreement by Craig with the Dillon parties not to exercise, prior to February 4, 1996, its right to tender any shares of the 3% Cumulative Voting Convertible Preferred Stock of Citadel for conversion into Citadel Common Stock without the prior consent of holders of a majority of the outstanding shares of Citadel Common Stock. In exchange for such concession from Craig, Citadel separately agreed to grant Craig a two-year warrant to acquire the 666,000 shares of Citadel Common Stock being acquired from the Dillon entities at a price of $3.00 per share, and Citadel also agreed to reimburse Craig for certain expenses associated with the litigation up to $75,000.

     The Company, Hecco Ventures I and James J. Cotter are defendants in a civil action filed in 1990 by Alfred Roven in the United States District Court for the Central District of California. The complaint alleges fraud by the Company in a proxy solicitation relating to the Company's 1987 annual meeting of stockholders and breach of fiduciary duty. The complaint seeks compensatory and punitive damages in an amount alleged to exceed $40,000,000. The complaint grew out of and was originally asserted as a counter-claim in an action brought by the Company against Roven for illegal short-swing profits. The Company's motion for summary judgment was granted in the spring of 1991 and all federal claims were dismissed. However, the Court retained jurisdiction over pendent state law claims for breach of fiduciary duty. Roven was granted summary judgment on the short swings profits claim. Roven has now filed a complaint in the California Superior Court against the Company, Hecco Ventures I and James J. Cotter and, in addition, S. Craig Tompkins and certain other persons including the Company's counsel and certain former directors of the Company, for malicious prosecution in connection with the short swings profit litigation. The Company believes that it has meritorious defenses to these claims, and has not reserved any amounts with respect thereto. However, costs of defense could be material, particularly given the Company's limited cash flow and operating profits.

     Following the Restructuring, Fidelity has significantly reduced staffing as a part of its efforts to reduce costs. Certain terminated employees have threatened, and in one case filed, claims asserting that Citadel is in some manner liable for what is asserted to be wrongful termination of these individuals by Fidelity. In light of the facts that, among other things, these individuals were never employees of Citadel and were terminated only after Citadel's interest in Fidelity had been reduced to 16% and essentially non-voting interests in Fidelity, the Company believes that it should have no liability to these individuals. However, costs of defense could be material.

ITEM 2:   CHANGES IN SECURITIES

     Not applicable.


ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1994 annual meeting of stockholders (the "1994 Meeting") was held on January 10, 1995. At the 1994 Meeting, (1) each of the current directors was elected to serve on the Board until the next annual meeting and until successors are elected; and (2) the number of authorized shares was increased from 10 million to 20 million.

ITEM 5:   OTHER INFORMATION

     Not applicable.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   EXHIBITS

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  3.1    Certificate of Amendment of Restated Certificate of Incorporation of
         Citadel Holding Corporation (filed as Exhibit 3.1 to the Company's
         Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference)
  3.2    Restated By-laws of Citadel Holding Corporation (filed as Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1988, and incorporated herein by reference)
  4.1    Certificate of Designation of the 3% Cumulative Voting Convertible
         Preferred Stock of Citadel Holding Corporation (filed as Exhibit 3 to the Company's Report on Form 8-K, filed on November 14, 1994, and incorporated herein by reference)
 10.1    Form of Investor Purchase Agreement between Fidelity Federal Bank and the investors (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.2    Settlement Agreement between Fidelity Federal Bank, Citadel Holding
         Corporation and certain lenders, dated as of June 3, 1994 (the "Letter
         Agreement") (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.3    Amendment No. 1 to the Letter Agreement, dated as of June 30, 1994
         (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.4    Amendment No. 2 to Letter Agreement, dated as of July 28, 1994 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1994, and incorporated herein by reference)
 10.5    Amendment No. 3 to Letter Agreement, dated as of August 3, 1994 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1994, and incorporated herein by reference)
 10.6    Mutual Release, dated as of August 4, 1994, between Fidelity Federal
         Bank, Citadel Holding Corporation and certain lenders (filed as
         Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1994, and incorporated herein by reference)
 10.7    Mutual Release between Fidelity Federal Bank, Citadel Holding
         Corporation, and The Chase Manhattan Bank, N.A., dated June 17, 1994
         (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.8    Loan and REO Purchase Agreement (Primary), dated as of July 13, 1994, between Fidelity Federal Bank and Colony Capital, Inc. (filed as
         Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1994, and incorporated herein by reference)
 10.9    Deposit Escrow Agreement, dated as of July 13, 1994, among Colony
         Capital, Inc., Fidelity Federal Bank, and Morgan Guaranty Trust
         Company of New York (filed as Exhibit 10.9 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.10   Real Estate Purchase Agreement, dated as of August 3, 1994, between
         Fidelity Federal Bank and Citadel Realty, Inc. (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1994, and incorporated herein by reference)
 10.11   Loan and REO Purchase Agreement (Secondary), dated as of July 12,
         1994, between Fidelity Federal Bank and EMC Mortgage Corporation
         (filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1994, and incorporated herein by reference)
 10.12   Deposit Escrow Agreement, dated as of July 13, 1994, between EMC
         Mortgage Corporation, Fidelity Federal Bank, and Morgan Guaranty Trust
         Company of New York (filed as Exhibit 10.12 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

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

 10.37 Stock Exchange and Settlement Agreement, dated April 3, 1995, by and among Citadel Holding Corporation, Dillon Investors, L.P., a Delaware partnership, Roderick H. Dillon, Jr., an individual, Roderick H.
         Dillon, Jr. Foundation, an Ohio trust, and Roderick H. Dillon, Jr.--
         IRA (filed as Exhibit 10.1 to the Company's Report on Form 8-K, filed on April 4, 1995, and incorporated herein by reference)

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

 10.40   Conversion Deferral, Warrant and Reimbursement Agreement, dated as of
         April 11, 1995, by and between Citadel Holding Corporation and Craig
         Corporation, a Delaware corporation (filed as Exhibit 10.40 to the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference)

 10.41   Employment Agreement between Citadel Holding Corporation and Steve
         Wesson (filed as Exhibit 10.1 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference)

 10.42   Standard Office Lease, dated as of July 15, 1994, by and between
         Citadel Realty, Inc. and Fidelity Federal Bank

 10.43 First Amendment to Standard Office Lease, dated May 15, 1995, by and between Citadel Realty, Inc. and Fidelity Federal Bank

 10.44   Form of Stock Purchase Agreement, dated April 17, 1995, entered into by
         Citadel Holding Corporation and certain purchases of shares of Class B
         Common Stock of Fidelity Federal Bank

 10.45   Environmental Indemnity Agreement, dated May 15, 1995, by and among
         Citadel Realty, Inc. and Fidelity Federal Bank

 10.46   Promissory Note secured by Deed of Trust, dated May 15, 1995, made by
         Citadel Realty, Inc., in favor of Fidelity Federal Bank

 10.47 Guaranty of Payment dated May 15, 1995 by Citadel Holding Corporation in favor of Fidelity Federal Bank

 10.48   Deed of Trust, Assignment of Rents and Leases, Security Agreement and
         Fixture Filing, dated as of May 15, 1995, made by Citadel Realty, Inc.
         in favor of Fidelity Federal Bank.

 27      Financial Data Schedule

         (b) The Company filed no Reports on Form 8-K during the quarter ended March 31, 1995.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CITADEL HOLDING CORPORATION


Date: May 19, 1995                                  /s/ STEVE WESSON
                                             ---------------------------------
                                                       Steve Wesson
                                                   President and Chief
                                                    Executive Officer