Form 10-Q
period 1995-06-30
CITADEL HOLDING CORP
filed 1995-08-14
CIK 716634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                         Commission file number 1-8625


                          CITADEL HOLDING CORPORATION
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                        95-3885184
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

550 South Hope Street
Suite 1825    Los Angeles  CA                               90071
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (213) 239-0540

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   [x]      No
                    -------      ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,003,924 shares of Common Stock, $0.01 par value per share, as of August 11, 1995.

================================================================================

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART 1.  Financial Information
------

Item 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 1995 (Unaudited)
       and December 31, 1994.........................................         3

     Consolidated Statements of Operations for the Three and Six
      Months Ended June 30, 1995 and 1994 (Unaudited)................         4

     Consolidated Statements of Cash Flows for Six Months Ended
       June 30, 1995 and 1994 (Unaudited)............................         5

     Notes to Consolidated Financial Statements......................         7

Item 2.  Management's Discussion and Analysis of the Consolidated
         Statements of Operations....................................        12


PART 2.  Other Information
-------

Item 1.  Legal Proceedings...........................................        17
Item 2.  Changes in Securities.......................................        18
Item 3.  Defaults Upon Senior Securities.............................        18
Item 4.  Submission of Matters to a Vote of Security Holders.........        18
Item 5.  Other Information...........................................        18
Item 6.  Exhibits and Reports on Form 8-K............................        18

Signatures...........................................................        19

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    (NOTE 1)

                                                       June 30,    December 31,
                                                         1995          1994
                                                       ---------   -------------
                                                       (In thousands of dollars)

ASSETS
----------------------------------------------------

ASSETS
Cash and cash equivalents                                $16,247         $ 4,805
Investment in Fidelity Federal Bank-held for sale             11          13,405
Rental properties, less accumulated depreciation          21,892          19,858
Other receivables                                          1,258           1,219
Other assets                                                 469             625
                                                         -------         -------

     Total assets                                        $39,877         $39,912
                                                         =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------

LIABILITIES:
Security deposits payable                                $   244         $   227
Accounts payable and accrued liabilities                   1,643           3,001
Deferred proceeds from bulk sale                           4,000           4,000
Short-term line of credit                                     --             950
Mortgage notes payable                                    16,252          13,896
                                                        --------        --------
         Total liabilities                                22,139          22,074

Commitments and contingencies

STOCKHOLDERS' EQUITY
Serial preferred stock, par value $.01;
 5,000,000 shares authorized,
 3% Cumulative Voting Convertible, ($3.95 or
 $5,250,000 stated value)-1,329,114 shares
 issued and outstanding                                       13              13
Common stock, par value $.01, 10,000,000
 shares authorized, 6,669,924 shares
 issued and outstanding                                       67              67
 Paid-in capital                                          65,236          65,298
Retained deficit                                         (46,163)        (47,540)
Cost of 666,000 treasury shares                           (1,415)             --
                                                        --------        --------

         Total stockholders' equity                       17,738          17,838
                                                        --------        --------

Total liabilities and stockholders' equity              $ 39,877        $ 39,912
                                                        ========        ========


          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (NOTE 1)

                                                                       Three Months Ended        Six Months Ended
                                                                           June 30,                   June 30,
                                                                          1995     1994           1995        1994
                                                                       -------------------      --------------------
                                                                  (In thousands of dollars, except per share amounts)
 Real Estate Operations:
  Rental income                                                           $1,264    $     --     $2,301    $      --
  Interest income                                                            168          --        244           --
                                                                          ------    --------     ------    ---------
                                                                           1,432          --      2,545           --

  Real estate operating expenses                                             617          --      1,162           --
  Depreciation and amortization                                              116          --        216           --
  Interest expense                                                           290          --        528           --
  General and administrative expenses                                        339          --        764           --
                                                                          ------    --------     ------    ---------
    Total expenses                                                         1,362          --      2,670           --

  Gain on sale of rental property                                             --          --      1,541           --
                                                                          ------    --------     ------    ---------

Net Gain from Real Estate Operations                                          70          --      1,416           --

Administrative Charge from Fidelity
  Federal Bank                                                                --        (393)        --         (786)
Losses of and Write-Down of Investment
   in Fidelity Federal Bank                                                  (39)    (91,218)       (39)    (105,975)
                                                                          ------    --------     ------

Earnings (loss) before income taxes                                           31     (91,611)     1,377     (106,760)
Income tax expense (benefit)                                                  --          --         --           --
                                                                          ------    --------     ------    ---------

Net Earnings (Loss)                                                       $   31    $(91,611)    $1,377    $(106,760)
                                                                          ======    ========     ======    =========

Earnings (Loss) per share (after
  preferred stock dividend)                                                $0.00     $(13.95)     $0.20    $  (16.19)
                                                                          ======    ========     ======    =========

          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                                        June 30,
                                                                    1995         1994
                                                                 ------------------------
                                                                 (In thousands of dollars)
OPERATING ACTIVITIES
 Net earnings (loss)                                                $ 1,377    $(106,760)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
  Gain on sale of rental property                                    (1,541)          --
  Provision for estimated losses                                         --       46,979
  Provision for loss on assets held for Bulk Sale                        --       52,970
  Loss on sale of loans and securities                                   --        4,600
  Capitalized loan origination costs                                     --         (408)
  Amortization of deferred loan items                                    33         (465)
  Originations of loans held for sale                                    --      (53,321)
  Proceeds from sale of loans held for sale                              --      222,047
  FHLB Stock dividend                                                    --       (1,350)
  Depreciation and amortization                                         183        3,428
  Other receivable (increase)                                           (39)      (1,317)
  Other assets decrease                                                 278       41,810
  Deferred income tax liability                                          --      (13,317)
  Decrease in liabilities and deferred income                        (1,403)      (2,077)
  Other, net                                                             24          443
                                                                    -------    ---------
 Net cash provided by (used in) operating activities                 (1,088)     193,262

INVESTING ACTIVITIES
 Proceeds from sale of Fidelity investment                           11,938           --
 Proceeds from sale of rental properties                              8,778           --
 Purchase of rental properties                                       (9,449)        (521)
 Purchase of investment/mortgage back securities                         --      (59,886)
 Principal repayments of mortgage back securities                        --        7,632
 Proceeds from sales of mortgage back securities                         --       93,552
 Purchase of loans                                                       --      (12,829)
 Loans receivable, net increase                                          --      (65,720)
 Proceeds from sale of real estate owned                                 --       12,094
 Premises and equipment additions,net                                    --       (2,241)
                                                                    -------    ---------
  Net cash provided by (used in) investing activities                11,267      (27,919)

FINANCING ACTIVITIES
 Long-term mortgage borrowings                                        6,104       53,270
 Capitalized financing costs                                           (143)          --
 Demand deposits and passbook savings, net increase                      --       17,397
 Certificate accounts, net (decrease)                                    --     (385,421)
 Proceeds from FHLB advances                                             --      150,000
 Repayments of FHLB advances                                             --      (53,700)
 Debt (repayments)                                                   (4,698)          --
                                                                    -------    ---------
 Net cash provided by (used in) financing activities                  1,263     (218,454)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                        11,442      (53,111)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                           4,805      145,961
                                                                    -------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $16,247    $  92,850
                                                                    =======    =========

                                  (Continued)

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)


SUPPLEMENTAL DISCLOSURES:


  Cash paid during the period for:
    Interest on mortgages and line of credit           $  485   $     --
    Interest on deposits, advances and borrowings          --     80,043
    Income taxes                                           --    (40,904)

  Non-cash transactions:
    Company common stock received in exchange
      for Fidelity stock                                1,415         --
    Additions to real estate owned acquired
      through foreclosure                                  --     81,197
    Loans originated to finance sale of real
      estate acquired through foreclosure                  --      8,697
    Transfer from investment to loan receivable            --    242,913
    Transfer from held for sale to investment              --      6,664




          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

On August 4, 1994, Citadel Holding Corporation ("Citadel") completed a restructuring (together with the other transactions described below, the "Restructuring") in which, among other things, Citadel's ownership interest in Fidelity Federal Bank was reduced from 100% to approximately 16%. The reduction was a result of Fidelity issuing and selling to investors in a public offering shares of Class A and Class C common stock. As of August 4, 1994, Citadel's investment in Fidelity was reclassified into 4,202,243 shares of Class B common stock of Fidelity. As a result, effective January 1, 1994, Citadel no longer consolidates Fidelity in its financial statements; rather it accounts for its investment on the cost basis. In addition, several other events occurred in the Restructuring, including:

a. Citadel sold to Fidelity all of the stock of Gateway Investment Services, Inc., previously a wholly owned subsidiary of Citadel.

b. A newly formed subsidiary of Citadel, Citadel Realty, Inc. ("CRI"), purchased four real properties from Fidelity for a purchase price of $19.8 million (Fidelity's book value) of which $13.9 million was financed by Fidelity on a secured basis and the balance of which was financed by Craig Corporation ("Craig") a significant stockholder of Citadel, under a short-term line of credit (note 4).

c. Citadel received from Fidelity by way of a dividend (i) one-year transferable options, (the "Building Options" which were subsequently contributed to CRI) to acquire two office buildings in Sherman Oaks and Glendale, California, used in the operations of Fidelity (including its headquarters buildings) for an aggregate exercise price of $9.3 million, portions of which buildings would be leased back to Fidelity upon the purchase by the Company (note 2), and (ii) Fidelity's interest in a lawsuit filed against the former carrier of Fidelity's directors' and officers' insurance policies, involving certain coverage and indemnity issues, which resulted in Citadel collecting $2.5 million.

d) Citadel and Fidelity entered into a Stockholders' Agreement (the "Stockholders' Agreement"), under which Citadel must reimburse Fidelity for certain losses that may be incurred by Fidelity as a result of certain environmental and other representations made by Fidelity in connection with the bulk sale of loans and other assets to certain third parties in connection with the Restructuring. Subject to a $4 million limit, the Stockholders' Agreement requires Citadel to reimburse Fidelity for losses incurred by Fidelity, in either repurchasing assets (sold in connection with the bulk sale) in the event of breached representations, or curing such breaches.

                                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

The information for the three and six months ended June 30, 1994 presents the Company's results of operations, as the holding company of Fidelity, prior to the Restructuring, separate from the results of operations subsequent to the Restructuring. Such 1994 results prior to the Restructuring have been reflected in the statements of operations as losses of Investment in Fidelity.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 1995 and December 31, 1994, the results of operations for the three months and six months ended June 30, 1995 and 1994, and its cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1994 and for the year then ended.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at June 30, 1995 is approximately $15.9 million which is being held in institutional money market mutual funds.

Earnings Per Share
------------------

Earnings per share is based on 6,114,924 and 6,595,624        shares, the
weighted average number of shares of common stock outstanding during the three months ended June 30, 1995 and 1994, and 6,392,424 and 6,595,624 shares during the six months ended June 30, 1995 and 1994, respectively. Common stock equivalents (stock options, and Warrants) have been excluded from the computations because their effect was anti-dilutive.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE 2 - RENTAL PROPERTIES
--------------------------

The Company's rental properties at June 30, 1995 and December 31, 1994 consist of the following (in thousands):

                                             June 30,      December 31,
                                               1995            1994
                                             --------      ------------

Land                                          $ 7,616         $ 5,538
Building and improvements                      14,592          14,517
                                               -------        -------
Total                                         $22,208         $20,055
Less accumulated depreciation                    (316)           (197)
                                               -------        -------
Rental properties, net                        $21,892         $19,858
                                               -------        -------

At December 31, 1994, rental properties consisted of two apartment buildings and two commercial buildings. During the three months ended March 31, 1995, the Company sold an apartment rental property for approximately $5.9 million in cash, net of expenses. The sale resulted in a gain of approximately $980,000 for financial statement purposes. As a result of the sale, approximately $3,693,000 of a mortgage note payable was assumed and subsequently paid off by the purchaser.

As described in note 1, the Company acquired, by way of dividend, the Building Options. The office buildings subject to the Building Options are used by Fidelity in its operations and are located in Glendale (the "Glendale Building") and in Sherman Oaks (the "Sherman Oaks Building") On February 2, 1995, the Company exercised the Building Options to purchase the two office buildings. On March 23, 1995, the Company purchased and immediately sold the Sherman Oaks Building for a gain of approximately $560,000 for financial statement purposes. On May 18, 1995, the Company purchased the Glendale Building. The $7.12 million exercise price was funded through internal sources and a $5.34 million five year mortgage from Fidelity, which amortizes on a twenty year basis with interest payable monthly at LIBOR plus 4.5%. The Company paid Fidelity points of 1% plus normal closing costs; such loan is subject to prepayment penalties in year one of 4%, decreasing by 1% each subsequent year.

The Company and Fidelity have entered into a ten year, full service gross lease for four of the six floors of the Glendale Building. The rental rate for the first five years of the lease term is $26,000 per month (including parking) for the ground floor and approximately $75,000 per month (including parking, for the fourth through sixth floors. The lease provides for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%. After five years, the lease provides that the rental rate for the ground floor will be adjusted to the higher of the then current market rate or the prevailing rental rate in the fifth year of the lease and the rental for the upper floors will be adjusted to the higher of the current market rate or $1.50 per square foot increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity has the option to extend the lease of the ground floor for two consecutive ten year terms at a market rental rate and has the option to purchase the Glendale Building, if still owned by the Company, at market value at the expiration of the lease.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Public Storage occupies 30,879 square feet (two floors) on a lease that expires in April 1996 with a total rental of approximately $53,900 per month.


NOTE 3 - INVESTMENT IN FIDELITY
-------------------------------

At December 31, 1994, the investment in Fidelity consisted of 4,202,243 shares of Class B Common Stock at the fair value which was estimated by management to be $3.19 per share or a total carrying value of approximately $13,405,000. At June 30, 1995, the investment in Fidelity consisted of 7,243 shares of Fidelity. During the three months ended June 30, 1995, the Company investment in Fidelity was reduced by (1) the sale of 1,295,000 shares of such Class B Common Stock of Fidelity in consideration for a cash payment of $2,220,000 and the return of 666,000 shares of the Company's common stock as part of the settlement of litigation with Dillon Investors described below and (2) the sale of 2,900,000 shares for approximately $9,718,000, net of commissions.

On November 7, 1994, a stockholder, Dillon Investors L.P. ("Dillon Investors"), filed a lawsuit in the Court of Chancery of the State of Delaware. The suit named as defendants the Company, its directors and Craig Corporation, and alleged that the Citadel 3% Cumulative Convertible Preferred Stock and the Common stock sold to Craig during the fourth quarter of 1994 were issued at unfair prices in order to entrench the Board of Directors in power in the face of an unannounced proxy contest and possible consent solicitation by Dillon Investors to take over control of the Board of Directors. The suit sought recision of the issuance of the Citadel Common and Preferred Stock and the reinstatement of borrowings from Craig under the short term line of credit.

On April 3, 1995, the Company, Craig and Dillon Investors and its affiliates (the "Dillon Parties") entered into settlement agreements to resolve the litigation, and the settlements were consummated on April 13, 1995. Under the settlement agreements, the Dillon Parties purchased from Citadel 1,295,000 shares of Class B Common Stock of Fidelity in exchange for which Citadel received from the Dillon Parties $2,220,000 and 666,000 shares of the Company's common stock. For financial statement purposes the Company reflected the return of the Company's common stock as treasury stock in the amount of approximately $1,415,000, or $2.125 per share. Additionally, all existing litigation among Citadel, Craig and the Dillon Parties was terminated, with mutual releases executed and delivered. The Dillon Parties also agreed, for a period of one year following the closing, not to purchase or acquire any other beneficial interests in any of Citadel's securities, and not to engage in any solicitation of consents or proxies.

The settlement terms also included an agreement by Craig with the Dillon Parties not to exercise, prior to February 4, 1996, its right to tender any shares of the 3% Cumulative Voting Convertible Preferred Stock of the Company for conversion into the Company's common stock without the prior consent of holders of a majority of the outstanding shares of Citadel Common Stock. In exchange for such concession from Craig, the Company agreed to grant Craig a two year warrant to acquire the 666,000 shares of the Company's Common Stock acquired from the Dillon Parties at

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

a price of $3.00 per share, and the Company agreed to reimburse Craig for certain expenses associated with the litigation up to $75,000.

On April 17, 1995, the Company sold 2,900,000 shares of Fidelity stock resulting in net proceeds of approximately $9,718,000. The net proceeds, when combined with the proceeds of the Dillon transaction described above, approximated the book value of such Fidelity stock as of December 31, 1994.


NOTE 4 - SHORT-TERM LINE OF CREDIT
----------------------------------

In May 1995, the Company repaid the $950,000 outstanding balance of the short-term line of credit with Craig. Pursuant with the terms of the credit agreement the line of credit was canceled at the date of the repayment.


NOTE 5 - TAXES ON INCOME
------------------------

For the three months and six months ended June 30, 1995, no provision for income taxes was required due to the realization for financial statement purposes of income tax benefits with respect to the tax basis versus the book basis of assets sold.


NOTE 6 - 3% CUMULATIVE VOTING CONVERTIBLE PREFERRED STOCK
---------------------------------------------------------

The Preferred stock was issued to Craig pursuant to a stock purchase Agreement and Certificate of Designation which provides, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, (ii) are convertible under certain circumstances into shares of common stock of the Company, (iii) are redeemable at the option of the Company at any time after November 1997 and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of Craig in the event of a change of control of Citadel. Included in accrued liabilities and as a reduction of additional paid in capital is $62,125 representing dividends declared to Craig as of June 30, 1995. Such amount represents cumulative dividends earned from the period of the preferred stock issuance in November 1994 through March 31, 1995. In July 1995, the Board declared a dividend of $39,375 for the three month period ended June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Citadel Holding Corporation, a Delaware corporation ("Citadel" and collectively with its directly owned or indirectly wholly owned subsidiary, the "Company"), was incorporated in 1983 to serve as the holding company for Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). On August 4, 1994, Citadel and Fidelity completed a recapitalization and restructuring transaction (the "Restructuring"), which resulted in (i) the reduction of Citadel's interest in Fidelity from 100% to 16.2%, (ii) the acquisition by the Company, at bulk sale prices from Fidelity, of four real estate owned properties (the "REO Properties"), (iii) the sale by Citadel to Fidelity of its Gateway Investment Services, Inc. ("Gateway") subsidiary for $1 million, (iv) the transfer to Citadel of Fidelity's interest in certain outstanding litigation, and (v) the receipt by way of dividend from Fidelity of options to acquire at book value two office buildings used by Fidelity in its operations (the Building Options"). Also in connection with the Restructuring, Citadel agreed to indemnify Fidelity with respect to certain environmental and structural representations and warranties made by Fidelity to certain third party buyers in connection with bulk sales by Fidelity made as a part of the Restructuring, up to a limit of $4 million (the "Bulk Sale Indemnity").

     As a result of the Restructuring, Citadel no longer consolidates Fidelity in its financial statements, rather it accounts for its investment on the cost basis. This change was effective as of January 1, 1994 for purposes of the financial statements included elsewhere in this report, although Fidelity's results of operations through August 4, 1994 are reflected in Citadel's financial statements. Accordingly, no meaningful comparisons can be made between the three months and six months ended June 30, 1995 with the comparable periods in 1994.

     Since the Restructuring, Citadel has been engaged primarily in the ownership and management of commercial and residential property.

RESULTS OF OPERATIONS

     The Company's net earnings for the three months and six months ended June 30, 1995 were $31,000 or $.00 per share and $1,377,000 or $.20 per share, respectively. Included in the earnings for the six months ended June 30, 1995 is approximately $1,541,000 from the sale of the Sherman Oaks and Harbor City properties. During the three months ended June 30, 1995, the Company sold generally all of its investment in Fidelity, which resulted in the Company receiving net cash proceeds of approximately $11,938,000 and the return of 666,000 shares of the Company's common stock. The net proceeds, when combined with the amount ascribed to the common stock received, approximated the carrying value of such Fidelity stock included in the balance sheet as Investment in Fidelity held for sale at December 31, 1994. The sale of real properties in the first quarter and the sale of Fidelity stock in the second quarter attributed to the significant increase in cash equivalents at June 30, 1995. Accordingly, interest income increased to $168,000 in the second quarter ended June 30, 1995 as compared to first quarter income of $76,000.

     Rental income amounted to $1,264,000 for the three months ended June 30, 1995 and $2,301,000 for the six months ended June 30, 1995. The increase in the second quarter from the first quarter reflects the rental earnings from the Company's May 1995 acquisition of the Glendale property, somewhat offset by the reduction in earnings from the sale of the Harbor City property.

     General and administrative expenses amounted to $339,000 for the three months ended June 30, 1995 as compared to $425,000 for the first quarter ended March 31, 1995. Such decrease is attributable to a reduction in payroll and outside professional costs.

REAL ESTATE INTERESTS
---------------------

     The table below provides an overview of the properties which constituted all of the real properties owned by the Company at June 30, 1995.

                                     Units/       %       Major     Remaining
Address                 Type        Sq. Feet   Leased    Tenants    Lease Term
------------------    -----------   --------   ------   --------    -------------
ARBOLEDA              Office/        178,000      99    American     1-5 years
1661 Camelback Rd.    Restaurant                        Express
Phoenix, Arizona

BRAND                  Office         89,000     100    Fidelity/   1-10 years
600 N. Brand                                            Public
Glendale, CA                                            Storage

PARTHENIA              Apartment        27        96     NA         6-12 months
21028 Parthenia                       26,000
Canoga Park, CA

VESELICH               Apartment       216        95     NA         6-12 months
3939 Veselich Ave.                   176,000
Los Angeles, CA

     Arboleda, Phoenix
     -----------------

     Although this property was fully leased at June 30, 1995, American Express, which occupies 58% (100,098 sq. feet) of the property, announced that it does not intend to renew at the expiration of the current term in February 1997. While management believes that the leasing market in Phoenix will continue to strengthen, it is anticipated that significant capital expenditures would be necessary to relet the American Express space and that the space may remain vacant for some time. With the uncertainty regarding the American Express lease and certain planning issues on the adjacent site, management believes it to be unlikely that proceeds would be maximized by a current disposition of the property.

     Brand, Glendale
     ---------------

     As part of the Restructuring, Citadel acquired, by way of dividend, the Building Options, which were subsequently assigned to Citadel Realty, Inc., its wholly owned subsidiary. The office buildings subject to the Building Options included the Glendale Building which is used by Fidelity in its operations.

     With regard to the purchase of the Glendale Building, Fidelity extended a 5 year loan, amortizing over twenty years, at an adjustable rate of interest tied to LIBOR plus 4.5% per annum, adjustable monthly. The Company paid Fidelity points of 1% plus normal closing costs. The loan is subject to prepayment penalties in year one of 4%, decreasing 1% in each subsequent year.

     The purchase of the Glendale Building closed on May 18, 1995. The Company funded the $7.12 million exercise price to purchase the Glendale Building through a borrowing from Fidelity of $5.34 million with the balance of the funds coming from internal sources.

     The Glendale Building is the headquarters building of Fidelity. Citadel and Fidelity have entered into a 10 year, full service gross lease for four of the six floors of the Glendale Building. The rental rate for the first five years of the lease term is $26,000 per month (including parking) for the ground floor and approximately $75,000 per month (including parking) for the fourth, fifth and sixth floors. The lease provides for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%.
After the first five years of the lease term, the rental rate for the ground floor will be adjusted to the higher of the then current market rate or the prevailing rental rate in the fifth year of the lease and the rental rate for the upper floors will be adjusted to the higher of the then current market rate or $1.50 per square feet increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity will have the option to extend the lease of the ground floor for two consecutive five year terms at a market rental rate and will have the option to purchase the Glendale Building at the market value at the expiration of the lease term, provided that the Company then owns the building.

     Public Storage occupies 30,879 square feet (two floors) on a lease that expires in April 1996 with a total rental of $53,900 per month ($1.75/sq. ft.).

     Parthenia, Canoga Park
     ----------------------

     During the period, the apartment complex maintained an occupancy in the high 90%.

     Veselich, Los Angeles
     ---------------------

     While the occupancy rate of this property in the last twelve months has ranged from 80% to 95%, the property has historically experienced considerable turnover of tenants. This has resulted in high overhead and reduced cash flows. Management has addressed this issue by carrying out deferred maintenance, increasing marketing expenditures and improving diligence on prospective tenants. This has resulted in occupancy of 90% to 95% during the first six months of 1995. It is expected that the property will be stabilized at near to full occupancy sometime during 1995, but there can be no assurance on this point.

FINANCING OF REAL ESTATE INTERESTS

     The Company's acquisition of the REO Properties was 100% leveraged: $13.9 million was obtained in the form of conventional mortgage loans by Fidelity against the Arboleda, Veselich and Western Avenue Properties, while the balance was obtained through drawdowns ($6.2 million) on an $8.2 million line of credit (the "Craig Line of Credit") from Craig Corporation ("Craig").

     With respect to the Veselich property, Fidelity extended a ten year loan, amortizing over thirty years, at an adjustable rate of interest tied to the one year Treasury rate plus approximately 3.7% per annum, with an initial rate of 7.25%. The loan relating to the Western property was assumed and subsequently paid off by the purchaser when the property was sold in January 1995. The loan secured by the Arboleda property has a seven year term, amortizing over 25 years, with an adjustable rate of interest tied to the six month LIBOR rate plus 4.5% per annum, with an initial rate of 9.25% per annum. The rate on this loan for the second quarter was 9.25%. Fidelity did not provide financing with respect to the Parthenia property.

     The remainder of the purchase price of the REO Properties was drawn on the Craig Line of Credit. The Craig Line was initially committed in the amount of $8.2 million, of which $6.2 million was immediately drawn down. On November 10, 1994, the Company retired $5.25 million of the Craig Line of Credit by issuance to Craig of 1,329,114 shares of the Company's 3% Cumulative Voting Convertible Preferred Stock. The remaining $950,000 of the Craig Line of Credit was retired in May 1995 and, accordingly, the Company has no further funds available under the Craig Line of Credit.

     On May 1, 1995, the Company obtained a loan of $765,000 on the Parthenia property. The loan has a term of 30 years, with an adjustable rate of interest at 2.95% over the 11th District cost of funds.

BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY

     In prior periods, the Company relied almost exclusively on cash flow from the operations of Fidelity and Gateway for its liquidity needs. As a result of the Restructuring on August 4, 1994, Fidelity and Gateway are no longer subsidiaries of the Company, and the Company and its wholly owned subsidiary, CRI, no longer have the benefit of cash flow from these companies to meet the Company's liquidity needs.

     The Company expects that its sources of funds in the near term will include cash on hand ($16.2 million at June 30, 1995), cash flow from the operations of its real estate properties, if any, and proceeds from the sale of its properties.

     In the short term, uses of funds are expected to include (i) funding of the repair of the earthquake damage to the parking structure of the Glendale Building, (ii) operating expenses, (iii) any amounts that may become payable under the $4 million Bulk Sale Indemnity, (iv) debt service under the property mortgages and (v) dividends declared, if any, under the Preferred Stock. Management believes that the Company's sources of funds will be sufficient to meet its cash flow requirements for the foreseeable future.

     Management is currently evaluating the assets and opportunities available to the Company with a view to developing a new business plan. Among the alternatives under consideration are the continuation and expansion of its real estate operations, the movement into a new line or lines of business, merger or sale of the entire Company, and liquidation. However, as management believes that the Company has value as a publicly traded entity with significant assets, management believes it is unlikely that liquidation will be the selected business plan. No conclusions have been reached regarding any of the forgoing alternatives.

     The Company has declared and paid dividends amounting to $62,125 on the 3% Cumulative Voting Convertible Preferred Stock for the period from its issuance in November 1994 through March 31, 1995 and declared dividends amounting to $39,375 for the period of April 1, 1995 through June 30, 1995.

PART II - OTHER INFORMATION
---------------------------


ITEM 1 - LEGAL PROCEEDINGS
--------------------------

     The Company, Hecco Ventures I and James J. Cotter are defendants in a civil action filed in 1990 by Alfred Roven in the United States District Court for the Central District of California. The complaint alleges fraud by the Company in a proxy solicitation relating to the Company's 1987 annual meeting of stockholders and breach of fiduciary duty. The complaint seeks compensatory and punitive damages in an amount alleged to exceed $40 million. The complaint grew out of and was originally asserted as a counter claim in an action brought by the Company against Roven to recover alleged short swing profits. The Company's motion for dismissal as to certain claims under the Federal Securities Laws was granted in the spring of 1991 and all federal claims were dismissed. However, the Court retained jurisdiction over pendent state law claims for breach of fiduciary duty. Roven was subsequently granted summary judgment on the short swing profits claim. Roven has now filed a complaint in the California Superior Court against the Company, Hecco Ventures I and James J. Cotter and, in addition, S. Craig Tompkins and certain other persons, including the Company's outside counsel and certain former directors of the Company, for malicious prosecution in connection with the short swing profits litigation. The Company believes that it has meritorious defenses to these claims, and has not reserved any amounts with respect thereto. However, costs of defense could be material, particularly considering the Company's limited cash flow and operating profits.

     Following the Restructuring, Fidelity has significantly reduced staffing as part of its efforts to reduce costs. Certain terminated employees have threatened, and in one case filed, claims asserting that Citadel is in some manner liable for what is asserted to be wrongful termination of these individuals by Fidelity. In light of the fact that, among other things, these employees were never employees of Citadel and were terminated only after Citadel's interest in Fidelity had been reduced to 16% in essentially non-voting interests in Fidelity, the Company believes it has no liability to these individuals. However, costs of defense could be material.

     In July 1995, Citadel was named as a defendant in a lawsuit alleging violations of federal securities laws in connection with the offering of common stock of Citadel's then wholly owned subsidiary, Fidelity Federal Bank, a FSB ("Fidelity"), in 1994 as part of the previously reported Restructuring. The suit was filed by Harbor Finance Partners in an alleged class action complaint in the United States District Court - Central District of California on July 28, 1995 and named as defendants Citadel, Fidelity, Richard M. Greenwood (Fidelity's chief executive officer and Citadel's former chief executive officer), J.P. Morgan Securities, Inc. and Deloitte & Touche LLP. The suit alleges that false and misleading information was provided by the defendants in connection with Fidelity's stock offering and the defendants knew and failed to disclose negative information concerning Fidelity.

     The complaint filed by Harbor Finance Partners raises certain claims previously made in a wrongful termination and defamation action brought by William Strocco against Fidelity and Citadel, which was filed in Los Angeles County Superior Court on March 9, 1995. The plaintiff in that case is the former manager of Fidelity's REO Department who alleges that his employment was terminated in violation of public policy and was a result of breaches of his implied employment contract and the implied covenant of good faith and fair dealing. The plaintiff alleges his termination was related to the fact that he objected to various aspects of Fidelity's Restructuring, including the selling of REO properties in bulk sales, as not in the interests of Fidelity, and that he asserted that the same was not fully disclosed to potential investors and to the Office of Thrift Supervision. The plaintiff in this action also seeks damages for defamation and interference with contractual relationship.

     Both of these complaints seek damages in an unspecified amount. Citadel believes that these claims against it are without merit and plans to vigorously contest them.

ITEM 2 - CHANGES IN SECURITIES
------------------------------

     Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The 1995 annual meeting of stockholders (the "1995 Meeting" was held on July 25, 1995. At the 1995 Meeting the directors were elected to serve on the Board until the next annual meeting and until their successors are elected.

ITEM 5 - OTHER INFORMATION
--------------------------

     Citadel has changed the address of its principal executive offices to 550
S. Hope Street, Suite 1825, Los Angeles, California 90071. The telephone number at the new offices is (213) 239-0540.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      A.  Exhibits

          27 Financial Data Schedule

      B.  Reports on Form 8-K

       (i) Current Report on Form 8-K of Citadel filed with the SEC on April 4, 1995, reporting on Item 5.

       (ii) Current Report on Form 8-K of Citadel filed with the SEC on April 25, 1995, reporting on Item 5.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CITADEL HOLDING CORPORATION
                          ---------------------------


By:  /s/ Steve Wesson
     -------------------------
     President and Chief
     Executive Officer
     August 14, 1995