Form 10-Q
period 1995-09-30
CITADEL HOLDING CORP
filed 1995-11-14
CIK 716634

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ---------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1995

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

                             Yes   X          No
                                 ------          -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,003,924 shares of Common Stock, $0.01 par value per share, as of November 13, 1995.



================================================================================

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART 1.  Financial Information
------

Item 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 1995 (Unaudited)
       and December 31, 1994.........................................         3

     Consolidated Statements of Operations for the Three and Nine
      Months Ended September 30, 1995 and 1994 (Unaudited)...........         4

     Consolidated Statements of Cash Flows for Nine Months Ended
       September 30, 1995 and 1994 (Unaudited).......................         5

     Notes to Consolidated Financial Statements......................         6

Item 2.  Management's Discussion and Analysis of the Consolidated
         Statements of Operations....................................        11


PART 2.  Other Information
------

Item 1.  Legal Proceedings...........................................        16
Item 2.  Changes in Securities.......................................        17
Item 3.  Defaults Upon Senior Securities.............................        17
Item 4.  Submission of Matters to a Vote of Security Holders.........        17
Item 5.  Other Information...........................................        17
Item 6.  Exhibits and Reports on Form 8-K............................        17

Signatures...........................................................        18

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (NOTE 1)

                                                                        September 30,       December 31,
                                                                             1995               1994
                                                                        --------------------------------
                                                                             (In thousands of dollars)

ASSETS
----------------------------------------------------

ASSETS
Cash and cash equivalents                                                 $ 15,913            $  4,805
Investment in Fidelity Federal Bank-held for sale                               11              13,405
Rental properties, less accumulated depreciation                            21,832              19,858
Other receivables                                                              744               1,219
Other assets                                                                 1,221                 625
                                                                          --------            --------

     Total assets                                                         $ 39,721            $ 39,912
                                                                          ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------

LIABILITIES:
Security deposits payable                                                 $    260           $     227
Accounts payable and accrued liabilities                                     1,653               3,001
Deferred proceeds from bulk sale                                             4,000               4,000
Short-term line of credit                                                       --                 950
Mortgage notes payable                                                      16,204              13,896
                                                                          --------           ---------
     Total liabilities                                                      22,117              22,074

Commitments and contingencies

STOCKHOLDERS' EQUITY
Serial preferred stock, par value $.01;
 5,000,000 shares authorized, 3% Cumulative Voting Convertible,
 ($3.95 or $5,250,000 stated value)-1,329,114 shares issued
 and outstanding                                                                13                  13
Common stock, par value $.01, 10,000,000 shares authorized,
 6,669,924 shares issued and outstanding                                        67                  67
 Paid-in capital                                                            65,197              65,298
Retained deficit                                                           (46,258)            (47,540)
Cost of 666,000 treasury shares                                             (1,415)                 --
                                                                          --------            --------

     Total stockholders' equity                                             17,604              17,838
                                                                          --------            --------

Total liabilities and stockholders' equity                                $ 39,721            $ 39,912
                                                                          ========            ========


          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (NOTE 1)




                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                   September 30,
                                                                     1995            1994               1995       1994
                                                                   -----------------------           --------------------
                                                                     (In thousands of dollars, except per share amounts)
 Real Estate Operations:
  Rental income                                                    $1,575         $    811            $3,876    $     811
  Interest income                                                     237                1               481            1
                                                                   ------         --------            ------    ---------
                                                                    1,812              812             4,357          812

  Real estate operating expenses                                      760              451             1,922          451
  Depreciation and amortization                                       127              114               343          114
  Interest expense                                                    361              284               889          284
  General and administrative expenses                                 659              221             1,423          221
                                                                   ------         --------            ------    ---------
    Total expenses                                                  1,907            1,070             4,577        1,070

  Gain on sale of rental property                                      --               --             1,541           --
                                                                   ------         --------            ------    ---------

Net Gain from Real Estate Operations                                  (95)            (258)            1,321         (258)

Administrative Charge from Fidelity Federal Bank                       --               --                --         (785)
Losses of and Write-Down of Investment in
 Fidelity Federal Bank                                                 --          (58,908)              (39)    (164,883)
                                                                   ------         --------            ------    ---------

Earnings (loss) before income taxes                                   (95)         (59,166)            1,282     (165,926)
Income tax expense (benefit)                                           --               --                --           --
                                                                   ------         --------            ------    ---------

Net Earnings (Loss)                                                $  (95)        $(59,166)           $1,282    $(165,926)
                                                                   ======         ========            ======    =========

Earnings (Loss) per share (after preferred stock dividend)         $(0.02)          $(8.97)            $0.19      $(25.16)
                                                                   ======         ========            ======    =========

          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                               1995                  1994
                                                                                             ------------------------------
                                                                                               (In thousands of dollars)
OPERATING ACTIVITIES
 Net earnings (loss)                                                                         $ 1,282              $(165,926)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Gain on sale of rental property                                                             (1,541)                    --
  Dividends paid                                                                                (101)                    --
  Amortization of deferred loan items                                                             44                     --
  Depreciation and amortization                                                                  299                    114
  Other receivable (increase) decrease                                                          (156)                (3,172)
  Other assets (increase) decrease                                                               170                 (1,522)
  Decrease (increase) in liabilities and deferred income                                      (1,315)                 1,901
  Deferred proceeds from Bulk Sales agreement                                                     --                  4,000
  Writedown of investment in Fidelity                                                             --                 52,811
  Deconsolidation of Fidelity                                                                     --                111,959
                                                                                             -------              ---------
  Net cash provided by (used in) operating activities                                         (1,318)                   165
                                                                                             -------              ---------

INVESTING ACTIVITIES
 Proceeds from sale of Fidelity investment                                                    11,938                     --
 Proceeds from sale of rental properties                                                       8,778                     --
 Purchase of rental properties                                                                (9,505)               (19,997)
                                                                                             -------              ---------
  Net cash provided by (used in) investing activities                                         11,211                (19,997)
                                                                                             -------              ---------

FINANCING ACTIVITIES
 Long-term mortgage borrowings                                                                 6,104                 13,930
 Short-term borrowings                                                                            --                  6,200
 Capitalized financing costs                                                                    (143)                  (175)
 Debt (repayments)                                                                            (4,746)                    --
                                                                                             -------              ---------
 Net cash provided by (used in) financing activities                                           1,215                 19,955

LESS CASH AND CASH EQUIVALENTS OF FIDELITY
 AT BEGINNING OF PERIOD                                                                           --               (143,677)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                                 11,108               (143,554)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                                    4,805                145,961
                                                                                             -------              ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $15,913              $   2,407
                                                                                             =======              =========

SUPPLEMENTAL DISCLOSURES:

  Cash paid during the period for:
    Interest on mortgages and line of credit                                                 $   844              $      51
  Non-cash transactions:
    Company common stock received in exchange
     for Fidelity stock                                                                        1,415                     --
    Addition to real estate owned (other assets)
      by foreclosure of receivable                                                               631                     --

          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995


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

b. A newly formed subsidiary of Citadel, Citadel Realty, Inc. ("CRI"), purchased four real properties from Fidelity for a purchase price of $19.8 million (Fidelity's book value) of which $13.9 million was financed by Fidelity on a secured basis and the balance of which was financed by Craig Corporation ("Craig"), a significant stockholder of Citadel, under a short-term line of credit (note 4).

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

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

The information for the three and nine months ended September 30, 1994 presents the Company's results of operations, as the holding company of Fidelity, prior to the Restructuring, separate from the results of operations subsequent to the Restructuring. Such 1994 results prior to the Restructuring have been reflected in the statements of operations as losses of Investment in Fidelity.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of September 30, 1995 and December 31, 1994, the results of operations for the three months and nine months ended September 30, 1995 and 1994, and its cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the entire year.

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at September 30, 1995 is approximately $15.7 million which is being held in institutional money market mutual funds.

Earnings Per Share
------------------

Earnings per share is based on 6,003,924 and 6,595,624 shares, the weighted average number of shares of common stock outstanding during the three months ended September 30, 1995 and 1994, and 6,270,324 and 6,595,624 shares during the nine months ended September 30, 1995 and 1994, respectively. Common stock equivalents (stock options, and Warrants) have been excluded from the computations because their effect was anti-dilutive.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE 2 - RENTAL PROPERTIES
--------------------------

The Company's rental properties at September 30, 1995 and December 31, 1994 consist of the following (in thousands):

                                        September 30,     December 31,
                                             1995             1994
                                       ----------------   -------------

Land                                       $ 7,616           $ 5,538
Building and improvements                   14,648            14,517
                                           -------           -------
Total                                      $22,264           $20,055
Less accumulated depreciation                 (432)             (197)
                                           -------           -------
Rental properties, net                     $21,832           $19,858
                                           -------           -------

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

The Company and Fidelity have entered into a ten year, full service gross lease for four of the six floors of the Glendale Building. The rental rate for the first five years of the lease term is $26,000 per month (including parking) for the ground floor and approximately $75,000 per month (including parking), for the fourth through sixth floors. The lease provides for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%. After five years, the lease provides that the rental rate for the ground floor will be adjusted to the higher of the then current market rate or the prevailing rental rate in the fifth year of the lease and the rental for the upper floors will be adjusted to the higher of the current market rate or $1.50 per square foot increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity has the option to extend the lease of the ground floor for two consecutive ten year terms at a market rental rate and has the option to purchase the Glendale Building, if still owned by the Company, at market value at the expiration of the lease.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Public Storage occupies 30,879 square feet (two floors) on a lease that expires in April 1996 with a total rental of approximately $53,900 per month.


NOTE 3 - INVESTMENT IN FIDELITY
-------------------------------

At December 31, 1994, the investment in Fidelity consisted of 4,202,243 shares of Class B Common Stock at the fair value which was estimated by management to be $3.19 per share or a total carrying value of approximately $13,405,000. At September 30, 1995, the investment in Fidelity consisted of 7,243 shares of Fidelity. During the three months ended June 30, 1995, the Company investment in Fidelity was reduced by (1) the sale of 1,295,000 shares of such Class B Common Stock of Fidelity in consideration for a cash payment of $2,220,000 and the return of 666,000 shares of the Company's common stock as part of the settlement of litigation with Dillon Investors described below and (2) the sale of 2,900,000 shares for approximately $9,718,000, net of commissions.

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

The settlement terms also included an agreement by Craig with the Dillon Parties not to exercise, prior to February 4, 1996, its right to tender any shares of the 3% Cumulative Voting Convertible Preferred Stock of the Company for conversion into the Company's common stock without the prior consent of holders of a majority of the outstanding shares of Citadel Common Stock. In exchange for such concession from Craig, the Company agreed to grant Craig a two year warrant to acquire the 666,000 shares of the Company's Common Stock acquired from the Dillon Parties at price of $3.00 per share, and the Company agreed to reimburse Craig

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

for certain expenses associated with the litigation which amounted to approximately $62,000.

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


NOTE 5 - TAXES ON INCOME
------------------------

For the three months and nine months ended September 30, 1995, no provision for income taxes was required due to the realization for financial statement purposes of income tax benefits with respect to the tax basis versus the book basis of assets sold.


NOTE 6 - 3% CUMULATIVE VOTING CONVERTIBLE PREFERRED STOCK
---------------------------------------------------------

The Preferred stock was issued to Craig pursuant to a stock purchase Agreement and Certificate of Designation which provides, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, (ii) are convertible under certain circumstances into shares of common stock of the Company, (iii) are redeemable at the option of the Company at any time after November 1997 and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of Craig in the event of a change of control of Citadel. Included as a reduction of additional paid in capital is $101,500 representing dividends declared to Craig as of September 30, 1995. Such amount represents cumulative dividends earned and declared by the Board from the period of the preferred stock issuance in November 1994 through June 30, 1995. At September 30, 1995, cumulative dividends not yet declared by the Board amounted to $39,375 for the quarter ended September 30, 1995.

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

     As a result of the Restructuring, Citadel no longer consolidates Fidelity in its financial statements, rather it accounts for its investment on the cost basis. This change was effective as of January 1, 1994 for purposes of the financial statements included elsewhere in this report, although Fidelity's results of operations through August 4, 1994 are reflected in Citadel's financial statements. Accordingly, no meaningful comparisons can be made between the three months and nine months ended September 30, 1995 with the comparable periods in 1994.

     Since the Restructuring, Citadel has been engaged primarily in the ownership and management of commercial and residential property.

RESULTS OF OPERATIONS

     The Company's net earnings (loss) for the three months and nine months ended September 30, 1995 were ($95,000) or $.02 per share and $1,282,000 or $.19 per share, respectively. Included in the earnings for the nine months ended September 30, 1995 is approximately $1,541,000 from the sale of the Sherman Oaks and Harbor City properties. During the nine months ended September 30, 1995, the Company sold generally all of its investment in Fidelity, which resulted in the Company receiving net cash proceeds of approximately $11,938,000 and the return of 666,000 shares of the Company's common stock. The net proceeds, when combined with the amount ascribed to the common stock received, approximated the carrying value of such Fidelity stock included in the balance sheet as Investment in Fidelity held for sale at December 31, 1994. The sale of real properties in the first quarter and the sale of Fidelity stock in the second quarter attributed to the significant increase in cash equivalents at September 30, 1995. Accordingly, interest income increased to $237,000 in the third quarter ended September 30, 1995 as compared to $168,000 and $76,000 for the second and first quarter, respectively.

     Rental income amounted to $1,575,000 for the three months ended September 30, 1995 and $3,876,000 for the nine months ended September 30, 1995. The increase in the third quarter from the previous quarters reflects the rental earnings from the Company's May 1995 acquisition of the Glendale property, somewhat offset by the reduction in earnings from the sale of the Harbor City property.

     General and administrative expenses amounted to $659,000 for the three months ended September 30, 1995 as compared to $339,000 and $425,000 for the second and first quarter ended June 30, 1995 and March 31, 1995, respectively. Such increase is attributable to an increase resulting (1) from additional legal fees pertaining to outstanding litigation (see Part II, Item 1 - Legal proceedings) and (2) increased directors fees related to a payment for past services approximating $192,500 authorized by the Board to the Chairman of the Board. Such increases were offset, in part, by a reimbursement of approximately $76,000 for consulting services provided by employees of the Company to affiliates of the Company's principal shareholder, Craig Corporation.

REAL ESTATE INTERESTS
---------------------

     The table below provides an overview of the properties which constituted all of the real properties owned by the Company at September 30, 1995.

Address                 Type          Units/      %         Major     Remaining
                                     Sq. Feet   Leased     Tenants    Lease Term
--------------------   ----------    --------   ------     -------    ----------
ARBOLEDA                 Office/      178,000       99     American    1-5 years
1661 Camelback Rd.     Restaurant                          Express
Phoenix, Arizona

BRAND                    Office        89,000      100     Fidelity/   10 years
600 N. Brand                                               Public      7 months
Glendale, CA                                               Storage


PARTHENIA               Apartment       27          96     NA          6-12 months
21028 Parthenia                        26,000
Canoga Park, CA

VESELICH                Apartment       216         95     NA          6-12 months
3939 Veselich Ave.                    176,000
Los Angeles, CA

     Arboleda, Phoenix
     -----------------

     Although this property was fully leased at September 30, 1995, American Express, which occupies 58% (100,098 sq. feet) of the property, has previously advised the Company that it does not intend to renew at the expiration of the current term in February 1997. While management believes that the leasing market in Phoenix will continue to strengthen, it is anticipated that significant capital expenditures would be necessary to relet the American Express space and that the space may remain vacant for some time.

     Brand, Glendale
     ---------------

     As part of the Restructuring, Citadel acquired, by way of dividend, the Building Options, which were subsequently assigned to Citadel Realty, Inc., its wholly owned subsidiary. The office buildings subject to the Building Options included the Glendale Building which is used by Fidelity in its operations.

     With regard to the purchase of the Glendale Building, Fidelity extended a 5 year loan, amortizing over twenty years, at an adjustable rate of interest tied to LIBOR plus 4.5% per annum, adjustable monthly. The Company paid Fidelity points of 1% plus normal closing costs. The loan is subject to prepayment penalties in year one of 4%, decreasing 1% in each subsequent year. Such interest rate was 10.375% at September 30, 1995.

     The purchase of the Glendale Building closed on May 18, 1995. The Company funded the $7.12 million exercise price to purchase the Glendale Building through a borrowing from Fidelity of $5.34 million with the balance of the funds coming from internal sources.

     The Glendale Building is the headquarters building of Fidelity. Citadel and Fidelity have entered into a 10 year, full service gross lease for four of the six floors of the Glendale Building. The rental rate for the first five years of the lease term is $26,000 per month (including parking) for the ground floor and approximately $75,000 per month (including parking) for the fourth, fifth and sixth floors. The lease provides for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%.
After the first five years of the lease term, the rental rate for the ground floor will be adjusted to the higher of the then current market rate or the prevailing rental rate in the fifth year of the lease and the rental rate for the upper floors will be adjusted to the higher of the then current market rate or $1.50 per square feet increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity will have the option to extend the lease of the ground floor for two consecutive five year terms at a market rental rate and will have the option to purchase the Glendale Building at the market value at the expiration of the lease term, provided that the Company then owns the building. Fidelity is currently attempting to sublease all or a portion of their leased premises.

     Public Storage occupies 30,879 square feet (two floors) on a lease that expires in April 1996 with a total rental of $53,900 per month ($1.75/sq. ft.). Discussions are continuing with Public Storage with respect to a renewal of their leased premises. In addition, the Company has had discussions with other potential tenants for these premises. No definitive agreements have been reached at this time and the Company can make no assurance that attractive terms will be reached with Public Storage or an alternative tenant.

     Parthenia, Canoga Park
     ----------------------

     During the period, the apartment complex maintained an occupancy in the high 90%.


     Veselich, Los Angeles
     ---------------------

     While the occupancy rate of this property in the last twelve months has ranged from 80% to 95%, the property has historically experienced considerable turnover of tenants. This has resulted in high overhead and reduced cash flows. Management has addressed this issue by carrying out deferred maintenance, increasing marketing expenditures and improving diligence on prospective tenants. This has resulted in occupancy of 90% to 95% during the first six months of 1995. As this property has reached a stabilized occupancy, the Company is currently seeking purchase offers for its interest in the building. The Company can make no assurance that an offer will be made and/or accepted.


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

     With respect to the Veselich property, Fidelity extended a ten year loan, amortizing over thirty years, at an adjustable rate of interest tied to the one year Treasury rate plus approximately 3.7% per annum, with an initial rate of 7.25%. The loan relating to the Western property was assumed and subsequently paid off by the purchaser when the property was sold in January 1995. The loan secured by the Arboleda property has a seven year term, amortizing over 25 years, with an adjustable rate of interest tied to the six month LIBOR rate plus 4.5% per annum, with an initial rate of 9.25% per annum. The rate on this loan was 10.375% as of September 30, 1995. Fidelity did not provide financing with respect to the Parthenia property.

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

     With regard to the purchase of the Glendale Building, Fidelity extended a 5 year loan, amortizing over twenty years, at an adjustable rate of interest tied to LIBOR plus 4.5% per annum, adjustable monthly. The Company paid Fidelity points of 1% plus normal closing costs. The loan is subject to prepayment penalties in year one of 4%, decreasing 1% in each subsequent year. The current rate was 10.375% at September 30, 1995.

     On May 1, 1995, the Company obtained a loan of $765,000 on the Parthenia property. The loan has a term of 30 years, with an adjustable rate of interest at 2.95% over the 11th District cost of funds, amounting to 8.094% at September 30, 1995.

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

     The Company expects that its sources of funds in the near term will include cash on hand ($15.9 million at September 30, 1995), cash flow from the operations of its real estate properties, consulting fees and proceeds from the sale of its properties.

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

     Management is currently evaluating the assets and opportunities available to the Company with a view to developing a new business plan. Among the alternatives under consideration are the continuation and expansion of its real estate operations, the movement into a new line or lines of business, merger or sale of the entire Company, and liquidation. Such alternatives may include the participation with the Company's major shareholder, Craig Corporation and/or its affiliates in land based entertainment businesses such as motion picture exhibition. As management believes that the Company has value as a publicly traded entity with significant assets, management believes it is unlikely that liquidation will be the selected business plan. No conclusions have been reached regarding any of the forgoing alternatives.

     The Company has declared and paid dividends amounting to $101,500 on the 3% Cumulative Voting Convertible Preferred Stock for the period from its issuance in November 1994 through June 30, 1995. At September 30, 1995, cumulative dividends not yet declared by the Board for the quarter ended September 30, 1995 amounted to $39,375.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1 - LEGAL PROCEEDINGS
--------------------------

     The Company, Hecco Ventures I and James J. Cotter were defendants in a civil action filed in 1990 by Alfred Roven in the United States District Court for the Central District of California. The complaint alleged fraud by the Company in a proxy solicitation relating to the Company's 1987 annual meeting of stockholders and breach of fiduciary duty. The complaint sought compensatory and punitive damages in an amount alleged to exceed $40 million. The complaint grew out of and was originally asserted as a counter claim in an action brought by the Company against Roven to recover alleged short swing profits. In October 1995, the Company, Hecco Ventures I and James J. Cotter were granted summary judgement on all causes of action asserted in the 1990 complaint in federal court. Roven has since filed a notice of appeal from that judgement.

     In 1995, Roven has now filed a complaint in the California Superior Court against the Company, Hecco Ventures I and James J. Cotter and, in addition, S. Craig Tompkins and certain other persons, including the Company's outside counsel and certain former directors of the Company, alleging malicious prosecution in connection with the short swing profits litigation. The Company believes that it has meritorious defenses to these claims, and has not reserved any amounts with respect thereto. Defense of the action has been accepted by the Company's insurers. However, additional costs of defense could be material, particularly considering the Company's limited cash flow and operating profits.

     Following the Restructuring, Fidelity Federal Bank, a FSB ("Fidelity") has significantly reduced staffing as part of its efforts to reduce costs. Certain terminated employees have threatened, and in one case filed, claims asserting that Citadel is in some manner liable for what is asserted to be wrongful termination of these individuals by Fidelity. In light of the fact that, among other things, these employees were never employees of Citadel and were terminated only after Citadel's interest in Fidelity had been reduced to 16% in essentially non-voting interests in Fidelity, the Company believes it has no liability to these individuals. Defense of this action has been accepted by the Company's insurer's. However, additional costs of defense could be material.

     In July 1995, Citadel was named as a defendant in a lawsuit alleging violations of federal securities laws in connection with the offering of common stock of Citadel's then wholly owned subsidiary, Fidelity, in 1994 as part of the previously reported Restructuring. The suit was filed by Harbor Finance Partners in an alleged class action complaint in the United States District Court -Central District of California on July 28, 1995 and named as defendants Citadel, Fidelity, Richard M. Greenwood (Fidelity's chief executive officer and Citadel's former chief executive officer), J.P. Morgan Securities, Inc. and Deloitte & Touche LLP. The suit alleges that false and misleading information was provided by the defendants in connection with Fidelity's stock offering and the defendants knew and failed to disclose negative information concerning Fidelity.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.

ITEM 5 - OTHER INFORMATION
--------------------------

     Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         A.  Exhibits

             27.  Financial Data Schedule.

         B.  Reports on Form 8-K

               None.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CITADEL HOLDING CORPORATION
                          ---------------------------


By:  /s/ Steve Wesson
     -------------------------
     President and Chief
     Executive Officer
     November 13, 1995

     /s/ S. Craig Tompkins
     -------------------------
     Principal Accounting Officer
     November 13, 1995