Form 10-K
period 1995-12-31
CITADEL HOLDING CORP
filed 1996-04-15
CIK 716634

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                               -----------------
                                   FORM 10-K
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1995
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from _______ to ______

                           Commission File No. 1-8625
                               -----------------
                          CITADEL HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     95-3885184
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

    550 SOUTH HOPE STREET, SUITE 1825                      90071
             LOS ANGELES, CA                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICERS)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 239-0540

          Securities Registered pursuant to Section 12(b) of the Act:

    Title of each class        Names of exchanges on which each class registered
- - --------------------------------------------------------------------------------
Common Stock, $0.01 par value              American Stock Exchange


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
                                        ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to
this Form 10-K.  Yes      No  X
                     ---     ---

  The aggregate market value of voting stock held by non-affiliates of the Registrant was $10,266,000 as of April 11, 1996.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 11, 1996, there were 6,003,924 shares of Common Stock, par value $.01 per share, and 1,329,114 shares of Serial Preferred Stock, par value $.01 per share outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE.

                          CITADEL HOLDING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1995
                                     INDEX
- - --------------------------------------------------------------------------------

                                                                            PAGE
PART I.
Item 1.  Business                                                             1
Item 2.  Properties                                                           3
Item 3.  Legal Proceedings                                                    5
Item 4.  Submission of Matters to a Vote of Security Holders                  7

PART II.
Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters                                                              8
Item 6.  Selected Financial Data                                             10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ("MD&A")                                  12
Item 8.  Financial Statements and Supplementary Data                        F-1
Item 9.  Change in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                              II-1

PART III.
Item 10. Directors and Executive Officers of the Registrant                II-2
Item 11. Executive Compensation                                            II-3
Item 12. Security Ownership of Certain Beneficial Owners and Management    II-6
Item 13. Certain Relationships and Related Transactions                    II-8

PART IV.
Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
         Signatures                                                        II-9

                                     PART I

ITEM 1:   BUSINESS

GENERAL

     Citadel Holding Corporation, a Delaware corporation ("Citadel" and collectively with its wholly owned subsidiaries, the "Company"), has been engaged primarily in the ownership and management of commercial and residential property since August 1994. At December 31, 1995, Citadel's balance sheet assets amounted to approximately $39.8 million and consisted primarily of two office buildings, two apartment buildings and $16 million in cash. Management is currently evaluating the assets and opportunities available to the Company with a view to possibly acquiring or developing a new line of business. While no assurance can be given, such line of business may include the participation with the Company's affiliates in land based entertainment businesses such as motion picture exhibition.

     In 1983, Citadel was organized to serve as the holding company for Fidelity Federal Bank, a Federal Savings Bank, "Fidelity"). On August 4, 1994, Citadel and Fidelity completed a recapitalization and restructuring transaction (the "Restructuring"), which resulted in the reduction of Citadel's interest in Fidelity from 100% to approximately 16%, the acquisition by the Company, at bulk sale prices from Fidelity, of four Real Estate Owned properties (the "REO Assets"), the sale by Citadel to Fidelity of its Gateway Investments ("Gateway") subsidiary for approximately $1 million, the transfer to Citadel of Fidelity's interest in certain outstanding litigation (the "D&O Litigation"), and the receipt by way of dividend from Fidelity of options to acquire at book value two office buildings used by Fidelity in its operations.

     In connection with the Restructuring, Citadel agreed to indemnify Fidelity with respect to certain losses that might be incurred by Fidelity in the event of breach by Fidelity of certain representations made by Fidelity to purchasers in the bulk sale portion of the Restructuring (the "Bulk Sale Indemnity"). Citadel's liability under this indemnity was capped at $4 million, and pertains only to those representations and warranties addressing certain environmental and structural issues. The period for making claims under these representations and warranties has now lapsed, with claims of approximately $3.9 million having been asserted against Fidelity. However, Fidelity has asserted that these remaining claims are subject to a cure threshold which would reduce the maximum claim to $2.8 million. Furthermore, Fidelity has informed the purchaser that, based upon its review to date, it believes the remaining claims to be without merit. Citadel is advised that the purchaser disputes Fidelity's position. As there continues to be a significant number of material issues to be resolved, included on the Company's balance sheet at December 31, 1995 and 1994 is $4 million recorded as "Deferred proceeds from bulk sales agreements."

     Also in connection with the Restructuring, Citadel and Fidelity entered into a tax disaffiliation agreement (the "Tax Disaffiliation Agreement"). In general, under the Tax Disaffiliation Agreement, Fidelity is responsible for (1) all adjustments to the tax liability of Fidelity and its subsidiaries for period before the Closing to operations of Fidelity, (ii) any tax liability of Fidelity and its subsidiaries for the taxable year that begins before and ends after the closing in respect to that part of the taxable year through the end of the date of the Closing, and (iii) any tax liability of Fidelity and its subsidiaries for periods after the Closing. For this purpose, Gateway is deemed to be a subsidiary of Fidelity at all relevant times and any liability for taxes for such period ending on or before the Closing is measured by Citadel's actual liability for taxes for such period, after applying tax benefits otherwise available to Citadel attributable to such period. In general, Citadel will be responsible for all tax liabilities of Citadel and its subsidiaries (other than Fidelity and its subsidiaries) for all periods prior to disaffiliation. Citadel will be entitled to any refunds of taxes relating to its liabilities.

     During fiscal 1995, substantially all of the Company's remaining interest in Fidelity was sold. In January 1996, The company received notice from the Office of Thrift supervision that it had been deregistered as a savings and loan holding company.

MANAGEMENT

     Steve Wesson is the President and Chief Executive Officer of the Company. From 1989 until he joined the Company in 1993, Mr. Wesson served as CEO of Burton Property Trust Inc., the U.S. real estate subsidiary of The Burton Group PLC. In this position he was responsible for the restructuring and eventual disposal of the Company's assets in the U.S.

     S. Craig Tompkins became the Secretary/Treasurer of Citadel in September, 1994. Mr. Tompkins is also the President and a director of Craig Corporation ("Craig") and its 49.3% affiliate, Reading Company. Prior to joining Craig and Reading in March, 1993, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher.

     The Company has two additional employees, and shares space and has contracted for certain administrative services with Craig.

ITEM 2: PROPERTIES

REAL ESTATE INTERESTS

     The table below provides an overview of the Citadel Purchase Assets owned by the Company at December 31, 1995.

                                      UNITS/SQUARE    % LEASED         MAJOR TENANTS          REMAINING
       ADDRESS              TYPE          FEET       AT 12/31/95             *               LEASE TERMS
- - -------------------------------------------------------------------------------------------------------------

ARBOLEDA                  Office/          178,000       99        American Express (58%)    February 1999
1661 Camelback Rd.       Restaurant                                        Others               1-5 Yrs.
Phoenix, Arizona

BRAND BUILDING             Office           89,000      100            Fidelity (65%)           May 2005
600 No. Brand Blvd.
Glendale, CA                                                        Public Storage (35%)        April 96

VESELICH                 Apartment             216       93                None                6-12 months
3939 Veselich Ave.                         176,000
Los Angeles, Calif.

PARTHENIA                Apartment              27       89                None                6-12 months
21028 Parthenia                             26,000
Canoga Park, Calif.

CLAREMONT                   Land          26 Acres       --                 --                      --

- - -------------------------------------------------------------------------------------------------------------

*% of rentable space leased

ARBOLEDA, PHOENIX
- - -----------------

     This property is substantially leased at December 31, 1995, to American Express Company, which occupies 58% (100,098 sq. ft.) of the property. In March 1996, American Express entered into a two-year renewal of its lease to February 1999.

VESELICH, LOS ANGELES
- - ---------------------

     While the occupancy rate of this property in the last twelve months has ranged from 90% to 95%, the property has historically experienced considerable turnover of tenants. This has resulted in high overhead and reduced cash flows. Management has addressed this issue by carrying out deferred maintenance, increasing marketing expenditures and improving diligence on prospective tenants. During the fourth quarter of 1995, the Company decided to seek offers for the sale of the property and on March 26, 1996 entered into a Purchase and Sale Agreement to sell the property for approximately $9.3 million. Pursuant to the terms of the Agreement, the closing date, subject to certain conditions precedent is scheduled to occur on or before May 29, 1996. However, the Company can make no assurance that the sale will be closed.

BRAND, GLENDALE
- - ---------------

  As part of the Restructuring, Citadel acquired, by way of dividend, the Building Options, which were subsequently assigned to Citadel Realty, Inc., its wholly owned subsidiary. The office buildings subject to the Building Options included the Glendale Building which is used by Fidelity in its operations.

  With regard to the purchase of the Glendale Building, Fidelity extended a five year loan, amortizing over twenty years, at an adjustable rate of interest tied to the 30-day LIBOR rate plus 4.5% per annum, adjustable monthly. The Company paid Fidelity points of 1% plus normal closing costs. The loan is subject to prepayment penalties in year one of 4%, decreasing 1% in each subsequent year. The interest rate on this loan is currently 9.843%.

  The purchase of the Glendale Building closed on May 18, 1995. The Company funded the $7.12 million exercise price to purchase the Glendale Building through a borrowing from Fidelity of $5.34 million with the balance of the funds coming from internal sources.

  The Glendale Building was until recently the headquarters building of Fidelity. Effective at the closing, Citadel and Fidelity entered into a 10-year, full service gross lease for four of the six floors of the Glendale Building. The rental rate for the first five years of the lease term is $26,000 per month (including parking) for the ground floor and approximately $75,000 per month (including parking) for the fourth, fifth and sixth floors. The lease provides for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%. After the first five years of the lease term, the rental rate for the ground floor will be adjusted to the higher of the then current market rate or $1.50 per square foot increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity has the option to extend the lease of the ground floor for two consecutive five year terms at a market rental rate and will have the option to purchase the Glendale Building at the market value at the expiration of the lease term, provided that the Company then owns the building. Fidelity finalized the move of its headquarters in March 1996, and is currently attempting to sublease all or a portion of their leased premises except the ground floor which serves as Fidelity's principal branch.

  Public Storage occupies 31,946 square feet (two floors) on a lease that expires in April 1996 with a total rental of $53,900 per month ($1.75/sq. ft.). The Company is actively marketing this space and has had discussions with other potential tenants for these premises. No definitive agreements have been reached at this time and the Company can make no assurance that attractive terms will be reached with an alternative tenant.

WESTERN, HARBOR CITY
- - --------------------

     On January 6, 1995, the Company sold the Western property for a net price of $5.9 million and a gain of approximately $981,000. In addition, a mortgage note payable of $3.7 million was assumed and subsequently paid in full by the purchaser. During the last several months prior to its sale, this property has consistently operated at 99% occupancy with low tenant turnover.

CLAREMONT
- - ---------

  The Company foreclosed on a loan previously made by Fidelity and received in the Restructuring on August 14, 1995. The property is currently carried on the books at $400,000. The Company is currently marketing this property for sale but, due to certain conditions attached to the entitlements which require action of the adjacent owners, the Company can make no assurance that the property can be sold in the near term.

FINANCING OF REAL ESTATE INTERESTS

     The Company's acquisition of the REO Properties was 100% leveraged: $13.9 million was obtained in the form of conventional mortgage loans by Fidelity against the Arboleda, Veselich and Western Avenue Properties, while the balance was obtained through drawdowns ($6.2 million) on an $8.2 million line of credit from Craig (the "Craig Line of Credit").

     With respect to each of the Western Avenue Property and the Veselich Property (two apartment complexes), Fidelity extended a 10-year loan, amortizing over 30 years, at an adjustable rate of interest tied to the one-year Treasury rate plus approximately 3.70% per annum, with an initial interest rate of 7.25%. The mortgage on the Western Avenue Property was assigned to the Buyer at the time of its sale in January 1995. The rate on the Veselich Property loan is currently 8.75%. The loan secured by the Arboleda Property (an office building) is guaranteed by Citadel, has a seven-year term, amortizing over 25 years, with an adjustable rate of interest tied to a six-month LIBOR rate plus 4.5% per annum, with an initial rate of 9.25% per annum. The interest rate on this loan is currently 9.937%. Fidelity did not provide financing with respect to the Parthenia Property (an apartment complex).

     The remainder of the purchase price of the REO Properties was drawn on the Craig Line of Credit. At the time of the Restructuring, Craig held approximately 9% of the outstanding stock of Citadel. James J. Cotter is Chairman of each of Citadel and Craig. S. Craig Tompkins is a director of Citadel and the President and a director of Craig.

     The Craig Line of Credit was initially committed in the amount of $8.2 million, of which $6.2 million was immediately drawn down. On November 10, 1994, the Company retired $5.25 million of the Craig Line of Credit by issuance to Craig of 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock (the "Preferred Stock"). The rights, privileges and preferences of the Preferred Stock are described below under Item 5, under the caption - "Dividends on 3% Voting Cumulative Convertible Preferred Stock." In May of 1995, the remaining balance of $950,000 on the Craig line of credit was paid in full and the line of credit was canceled.

     In May, 1995, Citadel obtained a loan of $765,000 from American Savings on the Parthenia property. The loan provides for a term of 30 years, amortizing over 30 years, at a fixed rate of interest of 2.950 over the 11th District Cost of Funds. The rate on this loan is currently 7.983%.

ITEM 3:   LEGAL PROCEEDINGS

ROVEN LITIGATION

     Citadel, Hecco Ventures I and James J. Cotter are defendants in a civil action filed in 1990 by Alfred Roven in the United Sates District Court for the Central District of California. The complaint alleged fraud by Citadel in a proxy solicitation relating to Citadel's 1987 Annual Meeting of Stockholders and breach of fiduciary duty. The complaint also sought compensatory and punitive damages in an amount alleged to exceed $40 million. The complaint grew out of and was originally asserted as a counter claim in an action brought by Citadel against Roven to recover alleged short swing profits. In October 1995, Citadel, Hecco Ventures I and James J. Cotter were granted summary judgment on all causes of action asserted in the 1990 complaint in federal court. Roven has appealed that judgment.

     In 1995, Roven filed a complaint in the California Superior Court against Citadel, Hecco Ventures I and James J. Cotter and, in addition, S. Craig Tompkins and certain other persons, including Citadel's outside counsel and certain former directors of Citadel (which directors are currently directors of Craig and Reading), alleging malicious prosecution in connection with the short swing profits litigation. Citadel believes that it has meritorious defenses to these claims, and has not reserved any amounts with respect thereto. Defense of the action has been accepted by Citadel's insurers. However, no assurance can be given that additional costs of defense will not be material to Citadel's future operating results considering Citadel's limited revenue and operating profits.

FIDELITY EMPLOYEE CLAIMS

     Citadel is advised that, following the Restructuring of Fidelity, Fidelity significantly reduced staffing as part of its efforts to reduce costs. Certain terminated employees have threatened, and in one case, as detailed below, filed claims asserting that Citadel is in some manner liable for what is asserted to be wrongful termination of these individuals by Fidelity. In light of the fact that, among other things, these employees were never employees of Citadel and were terminated only after Citadel's interest in Fidelity had been reduced to a 16%, in essentially, non-voting interest in Fidelity. Citadel believes that it has no liability to these individuals. Defense of this action has been accepted by Citadel's insurer's, although Citadel expects to incur some additional costs of defense.

RESTRUCTURING LITIGATION

     In July 1995, Citadel was named as a defendant in a lawsuit alleging violations of federal securities laws in connection with the offering of common stock of Citadel's then wholly owned subsidiary, Fidelity, as part of the Restructuring (the "Harbor Finance Litigation"). The suit was filed by Harbor Finance Partners in an alleged class action complaint in the United States District Court - Central District of California, and named as defendants Citadel, Fidelity, Richard M. Greenwood (Fidelity's chief executive officer and Citadel's former chief executive officer), J.P. Morgan Securities, Inc. and Deloitte & Touche LLP. That suit alleged false and misleading information was provided by the defendants in connection with Fidelity's stock offering in the Restructuring and the defendants knew and failed to disclose negative information concerning Fidelity. Fidelity and Citadel filed a Motion to Dismiss, which was granted with leave to amend on January 25, 1996. Plaintiff has now retained new counsel and filed a new complaint alleging essentially the same claims, but adding state securities law causes of action, and not naming J.P. Morgan Securities or Deloitte & Touche. On March 15, 1996, Fidelity and Citadel filed a Motion to Dismiss the new complaint. Defense of the action has been accepted by Fidelity under the terms of the Stockholders Agreement entered into between Citadel and Fidelity as part of the Restructuring, and Citadel, to date, has not retained separate counsel with respect to this litigation and is not incurring outside costs of defense. Since the filing of the initial complaint in the Harbor Finance Litigation, Fidelity has completed a second recapitalization transaction, in which it raised gross proceeds of approximately $146 million, through the sale of common and preferred stock. Citadel has been named in only two of the four alleged claims for relief and only in its capacity as an alleged controlling entity of Fidelity.

     Both the initial complaint and the new complaint filed by Harbor Finance Partners make certain assertions previously made in a wrongful termination and defamation action brought by William Strocco against Fidelity and Citadel, which was filed in Los Angeles County Superior Court on March 9, 1995. The plaintiff in that case is the former manager of Fidelity's REO Department who alleges that his employment was terminated in violation of public policy and was a result of breaches of his implied employment contract and the implied covenant of good faith and fair dealing. The plaintiff alleges his termination was related to the fact that he objected to various aspects of the Restructuring, including the selling of REO properties in bulk sales, as not in the interests of Fidelity, and he asserts that the same was not fully disclosed to potential investors and the Office of Thrift Supervision. Strocco also seeks damages for defamation and interference with contractual relationship. Citadel has been named in only one of the five causes of action brought by Strocco, and is made a party defendant only on the basis that Citadel allegedly conspired with and induced Fidelity to breach its employment agreement with Strocco.

     Both the Harbor Finance and Strocco complaints seek damages in an unspecified amount. Citadel believes these claims against it are without merit and is vigorously contesting them.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is listed and quoted on the American Stock Exchange ("AMEX"). The following table sets forth the high and low closing bid prices of the common stock of the Company as reported by AMEX for each of the following quarters:

                                    HIGH     LOW
                                      (IN DOLLARS)
     1995:
          Fourth Quarter            2 1/2    2
          Third Quarter             2 3/8    2
          Second Quarter            2 7/16   2
          First Quarter             3 1/8    2 1/16

     1994:
          Fourth Quarter            4 3/16   2 1/16
          Third Quarter             6 3/8    3 1/2
          Second Quarter            8        3 7/8
          First Quarter            12  1/4   4 1/4

HOLDERS OF RECORD

     The number of holders of record of the Company's common stock at April 10, 1996 was 250.

DIVIDENDS ON COMMON STOCK

     While Citadel has never declared a dividend on its Common Stock and has no current plan to declare a dividend, it is Citadel's policy to review this matter on an ongoing basis.

DIVIDENDS ON 3% VOTING CUMULATIVE CONVERTIBLE PREFERRED STOCK

     On November 10, 1994, the Company issued 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock ("Preferred Stock") at a stated value of $3.95 per share, or $5,250,000, to Craig. The Preferred Stock carries a liquidation preference equal to its stated value and bears a cumulative (noncompounded) annual dividend equal to 3% of the stated value. Each share of the Preferred Stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. The Preferred Stock is convertible at the option of the holder into Common Stock.

     Set forth below is a description of certain terms of the issuance of the Preferred Shares. Such description is summary in nature and is qualified in its entirety by reference to the Certificate of Designation and the related stock purchase agreement with Craig, which was filed as an exhibit to the Company's Report on 8-K filed on November 14, 1994.

Holders of the Preferred Shares have the right to convert such shares into Common Stock at any time at a conversion ratio based upon the market price of Common Stock, subject to certain limitations. In addition, the Preferred Shares are subject to automatic conversion into Common Stock under certain circumstances if Citadel undertakes a rights offering of Common Stock to its stockholders. Citadel has the option to redeem the Preferred Shares at any time after November 10, 1997 at a premium. Holders of Preferred Shares have the right to require Citadel to purchase their shares at a premium under certain circumstances, including a "Change in Control." A Change in Control is defined as the occurrence of either of the following events: (i) any person, entity or "group" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules thereunder) other than Craig, and its successors and affiliates, acquires beneficial ownership of over 35% of the outstanding voting securities of Citadel; or (ii) the directors of Citadel as of October 10, 1994 (the "Current Directors"), and any future directors ("Continuing Directors") of Citadel who have been elected or nominated by a majority of the Current Directors or the Continuing Directors, cease to constitute a majority of the Board of Directors. The Preferred Shares vote jointly (not as a separate class) with the Common Stock on most matters, including the election of directors.

     During 1995, the Board of Directors declared and paid dividends to Craig for the period from the date of the Preferred Stock issuance in November 1994 through June 30, 1995. As of December 31, 1995, undeclared cumulative dividends amounted to $78,750. Such amounts were declared and paid during March 1996.

ITEM 6.  SELECTED FINANCIAL DATA


The table below sets forth certain historical financial data regarding the Company. This information is derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company.

                                               At or for the Year Ended December 31,
                                  1995          1994          1993          1992          1991
                               ----------     ----------    ----------    ----------    ----------
                                              (In thousands, except per share data)
Income from real estate
  operations                   $    6,112     $    2,115
Gain on property sales              1,541
Net interest income after
  provision for estimated
  loan losses                                               $   36,101    $   79,601    $   92,264
Gains (losses) on sale of
  loans, net                                                       194         1,117         2,118
Gains (losses) on sale of
  mortgage-back securities                                       1,342                       8,993
Gains (losses) on sales of
  investment securities                                            (54)                          1
Other income (expense)                                         (35,870)       (6,602)       (5,616)
Administrative charge from
  Fidelity                                           916
Loss of Fidelity                       41        171,964
Operating expense                   6,214          4,060       105,341        77,911        79,446
                               ----------     ----------    ----------    ----------    ----------
Earnings (loss) before
  income taxes                      1,398       (174,825)     (103,628)       (3,795)       18,314
Income tax expense (benefit)                                   (36,467)       (5,841)       15,651
                               ----------     ----------    ----------    ----------    ----------
Net earnings (loss)            $    1,398     $ (174,825)   $  (67,161)   $    2,046    $    2,663
                               ==========     ==========    ==========    ==========    ==========
Earnings (loss) per
  common and common
  equivalent share                  $0.16        $(26.45)      $(11.56)        $0.62         $0.81
Average common and common
  equivalent shares (1)(2)(3)   8,616,613      6,610,280     5,809,570     3,297,812     3,297,812

Balance sheet Data:
 Total assets                  $   39,815     $   39,912    $4,389,519    $4,698,326    $5,126,525
 Cash and investments              16,291          4,805       238,220       177,599       289,150
 Total loans, net                                            3,713,383     3,991,781     4,550,848
 Deposits                                                    3,368,643     3,457,918     3,884,707
 Borrowings                        16,186         14,846       734,230       908,400       871,150
 Subordinated notes                                             60,000        60,000        60,000
 Stockholders' equity              17,720         17,838       187,403       223,186       221,140
 Cash dividends declared
   on Preferred Stock                 101             --            --            --            --


                                                At or for the Year Ended December 31,
                                        1995       1994        1993         1992         1991
                                       ------     ------     --------     --------     --------
Other Data:

 Real estate loans funded                                    $422,355     $435,690     $509,625
 Average interest rate on
  new loans                                                      6.75%        7.77%        9.07%
 Loans sold                                                  $137,870     $204,435     $282,728
 Nonperforming assets to
  total assets                                                   5.37%        4.99%        2.43%
 Number of deposit accounts                                   241,093      233,037      238,187
 Interest rate margin at
  end of period (3)                                              2.19%        2.68%        3.20%
 Interest rate margin for
  the period (3)                                                 2.28%        2.67%        2.54%
 Retail branch offices (4)                                         42           43           43

(1) Net of treasury shares, where applicable.
(2) 1993 data includes 3,297,812 shares issued in March 1993 in connection with a stocks right offering, which produced net proceeds to the Company of $31.4 million.
(3) Excluding the writedowns of core deposit intangibles of $5.2 million, interest rate margins at and for the year ended December 31, 1993, would have been 2.32% and 2.39%.
(4) All retail branches were located in Southern California.
(5) 1995 data includes the effect of shares assumed to be issued on the conversion of the outstanding 3% Cumulative Voting Convertible Preferred Stock amounting to 2,430,223.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------

     Prior to the Restructuring in August 1994, Citadel was a financial services holding company engaged in the savings bank business through its previously wholly owned subsidiary, Fidelity Federal Bank ("Fidelity"). It conducted virtually no operations at the holding company level. In the Restructuring, Citadel's interest in Fidelity was reduced from 100% to 16.2% and Citadel transferred the stock of its other subsidiary, Gateway, to Fidelity leaving Citadel with no historical operating business. As a result, effective January 1, 1994 Citadel ceased including the results of Fidelity on a consolidated basis in its financial statements and began accounting for its investment in Fidelity on the cost basis. Since the Restructuring, Citadel has been engaged primarily in the ownership and management of commercial and residential real property. Therefore, no meaningful comparisons can be made between Citadel's results of operations for the years ended December 31, 1995 (twelve months of real estate operations), December 31, 1994 (5 months of real estate operations) and December 31, 1993 (12 months as a financial services holding company).

     In addition to the reduction of Citadel's interest in Fidelity, several other significant events occurred in the Restructuring, including (1) the acquisition by the Company from Fidelity of four real properties for a purchase price of approximately $19.8 million (Fidelity's book value) of which $13.9 million was financed by Fidelity on a secured basis and the balance was financed by Craig Corporation ("Craig"), a significant stockholder of the Company, under a short-term line of credit; (2) the receipt by way of dividend from Fidelity of options to acquire at book value ($9.3 million) two office buildings used by Fidelity in its operations (the "Building Options"); (3) the transfer to the Company of Citadel's interest in certain outstanding litigation, and (4) Citadel's agreement to indemnify Fidelity, up to a limit of $4 million, with respect to certain environmental and structural representations and warranties made by Fidelity to certain third party buyers in connection with bulk sales by Fidelity made as part of the Restructuring ("Bulk Sale Indemnity").

     The Company reported net income for the year ended December 31, 1995 of $1,398,000 or $0.16 per share, including a gain of approximately $1,541,000 from the sale of the Sherman Oaks Building and a residential property in Harbor City, California. The Company reported a net loss of $174.8 million or $26.45 per share in Fiscal 1994 comprised of (i) a $112.1 million loss from the operations of its former subsidiary, Fidelity, through the date of the Restructuring, (ii) writedowns of $59.9 million on the Company's investment in Fidelity at and following the Restructuring, (iii) a $900,000 administrative charge paid to Fidelity prior to the Restructuring and (iv) a $1.9 million loss from its ongoing operations.

     During the first quarter of Fiscal 1995, the Company exercised its option to purchase the Building Options and on March 23, 1995 purchased and immediately sold the Sherman Oaks Building for a gain of approximately $560,000. On May 18, 1995, the Company purchased the Glendale Building for an exercise price of approximately $7.12 million. Concurrent, with the purchase, the Company entered into a ten year, full service gross lease with Fidelity for four of the six floors of the Glendale Building providing for a base rent, subject to annual escalations, of approximately $1,220,000 annually. At December 31, 1995 rental properties consisted of one apartment building and two commercial buildings as compared to three apartment buildings and one commercial building at December 31, 1994. Properties held for sale at December 31, 1995 was comprised of one apartment building with a book value of $7,542,000 and an undeveloped parcel of land with a book value of $400,000.

     During the second quarter of fiscal 1995, the Company sold substantially all of its investment in Fidelity, which resulted in the Company receiving net cash proceeds of approximately $11,938,000 and the return of 666,000 shares of the Company's common stock. The Fiscal 1995 net earnings includes a loss of approximately $41,000 from the sale of such Fidelity shares calculated by comparing the net cash proceeds combined with the amount ascribed to the common stock received ($2.125 per share), to the carrying value of such Fidelity stock included in the balance sheet as Investment in Fidelity held for sale at December 31, 1994. The Company has reflected the return of the Company's common stock as treasury stock in the amount of $1,415,000.

     The sale of the real properties and the sale of the Fidelity stock contributed to the significant increase in cash and cash equivalents during December 31, 1995. The increase in cash and cash equivalents was offset, in part, by the purchase of the Glendale Building for approximately $7.12 million which was funded with $1.78 million of cash and a mortgage of approximately $5.34 million. Cash and cash equivalents amounted to $4,805,000 at December 31, 1994 as compared to $16,291,000 at December 31, 1995. Accordingly, interest income increased significantly during the third and fourth quarter of Fiscal 1995. The Company's net operating results for Fiscal 1995 include interest income amounting to $710,000 as compared to $45,000 in Fiscal 1994.

     Rental income amounted to $5,402,000 in fiscal 1995 as compared to $2,070,000 for fiscal 1994. Rental income may vary significantly depending upon the properties owned by the Company during the periods being reported. As described above, the Company did not engage in the ownership and management of commercial and residential properties until the Restructuring in August 1994. Accordingly, Fiscal 1994 reflects rental income for only five months as compared to twelve months in Fiscal 1995. In addition, Fiscal 1995 includes rental income from the Company's May acquisition of the Glendale Building, somewhat offset, by a reduction in rental income resulting from the sale of the Harbor City residential property in the first quarter of 1995.

     During Fiscal 1995, the Company made a decision to sell the Veselich residential property and, accordingly, has included this property with a carrying value of $7,542,000 at December 31, 1995 in Properties held for sale. On March 26, 1996, the Company entered into a Purchase and Sale Agreement to sell the Veselich property, whereby the Buyer agreed to purchase said property for approximately $9.3 million. The Company received a $0.5 million deposit which is refundable only under certain conditions. Pursuant to the terms of the Purchase and Sale Agreement, the closing date, subject to certain conditions precedent, is scheduled to occur on or before May 29, 1996. As of December 31, 1995, this property was encumbered by a mortgage in the amount of approximately $5,731,000.

     Interest expense amounted to $1,327,000 in Fiscal 1995 and $649,000 in Fiscal 1994. As described above, at the date of the Restructuring, the Company purchased the properties from Fidelity with an acquisition price of $19.8 million with mortgage financing from Fidelity and a short-term line of credit amounting to $6.2 million from Craig. Fiscal 1994 interest expense reflects interest for the five month period on the indebtedness incurred at the Restructuring and includes $266,000 paid to Craig under the terms of the Craig line of credit.

     On November 10, 1994, the Company issued 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock ("Preferred Stock") at a stated value of $3.95 per share. The sales price of the 1,329,114 shares sold was $5,250,000 which was paid through the conversion of a portion of the $6.2 million indebtedness to Craig, resulting in a reduction in interest costs. Upon the sale of the Fidelity shares in April 1995, the Company paid in full the remaining $950,000 loan from Craig. Included in interest expense for Fiscal 1995 is approximately $59,000 related to the loan from Craig. The reduction in interest costs associated with the pay-off and conversion of the Craig loan to Preferred shares and the assignment of the mortgage indebtedness as part of the sale of the Harbor City property was offset, in part, by $5.34 million of mortgage financing obtained to purchase the Glendale Building in Fiscal 1995.

     General and administrative expenses from real estate operations amounted to $1,807,000 in Fiscal 1995 as compared to $1,785,000 in Fiscal 1994.

     Fiscal 1994 general and administrative expenses represented only five months of operations and included approximately $1.1 million related to a contested proxy, solicitation, litigation defense and settlement costs. Such legal costs included the costs of defending a lawsuit filed in the Court of Chancery of the State of Delaware by a stockholder, Dillon Investors L.P., in November 1994, naming as defendants the Company, its directors and Craig. On April 13, 1995, the Company, Craig and Dillon Investors and its affiliates (the "Dillon Parties") entered into settlement agreements to resolve this litigation. Under the settlement agreements, the Dillon Parties purchased from Citadel 1,295,000 shares of Class B common stock of Fidelity owned by the Company in exchange for which the Company received from Dillon Parties $2.22 million and 666,000 shares of the Company's common stock, and all existing litigation among the Company, Craig and the Dillon Parties was terminated, with mutual releases executed and delivered. The Dillon Parties also agreed for a period of one year following the closing, not to purchase or acquire any other beneficial interests in any of the Company's securities, and not to engage in any solicitations of consents or proxies.

     The settlement terms also included an agreement by Craig with the Dillon Parties not to exercise, prior to February 4, 1996, its right to tender any shares of the Preferred Stock for conversion into the Company's common stock without the prior written consent of the holders of a majority of the outstanding shares of the Company's common stock. In exchange for such concession from Craig, the Company agreed to grant Craig a two year warrant to acquire the 666,000 shares of the Company's common stock acquired from the Dillon Parties at a price of $3.00 per share, and agreed to reimburse Craig for certain legal costs associated with the litigation amounting to approximately $62,000.

     Fiscal 1995 general and administrative expenses amounted to $384,000 for the three months ended December 31, 1995 as compared to $659,000, $339,000, and $425,000 for the third, second and first quarter ended September 30, June 30, and March 31, 1995. During Fiscal 1995, the Company incurred additional legal fees pertaining to outstanding litigation (see Part II, Item 1-Legal Proceedings) and paid bonuses and directors fees for past services aggregating approximately $302,500, which were authorized by the Board to the Chairman, Vice-Chairman and President. Such employee related costs were offset by a payment of approximately $120,000 by affiliates of Craig to the Company for real estate consulting services provided by employees to such affiliates.

BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY OF THE COMPANY
- - -------------------------------------------------------------

     Cash and cash equivalents increased by approximately $11,486,000 from $4,805,000 at December 31, 1994 to $16,291,000 at December 31, 1995. Net cash provided by investing activities for the year ended December 31, 1995 amounted to $11,165,000 including cash proceeds from the sale of its Fidelity stock and proceeds from the sale of properties amounting to $11,938,000 and $8,837,000, respectively. Fiscal 1995 proceeds from long-term mortgage financings amounted to approximately $6,104,000. During Fiscal 1995, $9,610,000 of such proceeds were used purchase and improve real properties and repay long-term and short-term principal borrowings of $4,764,000.

     The Company expects that its sources of funds in the near term will include cash on hand ($16,291,000 at December 31, 1995), cash flow from the operations of its real estate properties and proceeds from the sale of its properties.

     In the short-term, uses of funds are expected to include (i) funding of the repair of the earthquake damage to the parking structure of the Glendale Building, (ii) operating expenses, (iii) any amounts that may become due under the $4 million Bulk Sale Indemnity, (iv) debt service pursuant to the property mortgages and (v) dividends declared, if any under the Preferred Stock. Annual cumulative dividends accrue at $157,500 per year. The Company has declared and paid dividends amounting to $101,500 on the Preferred Stock for the period from its issuance in November 1994 through June 30, 1995. At December 31, 1995, cumulative dividends not declared or paid amounted to $78,750. Such dividends were declared and paid in March 1996.

     Management is currently evaluating the assets and opportunities available to the Company with a view to developing a new business plan. Among the alternatives under consideration are the continuation and expansion of its real estate operations, the movement into a new line of business, and the merger or sale of the entire Company. Such alternatives may include the participation with the Company's major beneficial shareholder, Craig and/or its affiliates in land based entertainment businesses such as motion picture exhibition.

     On March 29, 1996, the Company was notified by its major shareholder, Craig that it had sold its common stock interest in the Company, representing approximately 26% of the outstanding shares of the Company, to its 49.3% owned affiliate, Reading Company ("Reading"). In addition, Craig sold to Reading an option to purchase its 1,329,114 shares of Preferred Stock and its warrant to purchase 666,000 shares of the Company's common stock. Such Preferred Stock combined with the Common Stock currently held by Reading represent approximately 40% of the outstanding voting equity securities of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX                                                    PAGE
- - -----                                                    ----


Report of Independent Auditors....................        F-2

Consolidated Balance Sheets
  Years Ended December 31, 1995 and 1994..........        F-3

Consolidated Statements of Operations
  Years Ended December 31, 1995, 1994 and 1993....        F-4

Consolidated Statements of Stockholders' Equity
  Three Years Ended December 31, 1995.............        F-5

Consolidated Statements of Cash Flows
  Years Ended December 31, 1995, 1994 and 1993....        F-6

Notes to Consolidated Financial Statements........        F-8

Financial Statement Schedule - III - Real Estate
  and Accumulated Depreciation....................        S-1

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Citadel Holding Corporation


We have audited the consolidated balance sheets of Citadel Holding Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statements schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Citadel Holding Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Los Angeles, California
March 27, 1996

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    (NOTE 1)

                                                               December 31,
                                                            1995           1994
                                                          --------       --------
                                                         (In thousands of dollars)
ASSETS
- - ------

Cash and cash equivalents                                 $ 16,291       $  4,805
Investment in Fidelity Federal Bank-held for sale               11         13,405
Properties held for sale                                     7,942             --
Rental properties, less accumulated depreciation            14,251         19,858
Other receivables                                              437          1,219
Other assets                                                   883            625
                                                          --------       --------

Total assets                                              $ 39,815       $ 39,912
                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

LIABILITIES
Security deposits payable                                 $    253       $    227
Accrued legal fees                                             313          1,239
Accounts payable and accrued liabilities                     1,343          1,762
Deferred proceeds from bulk sales agreement                  4,000          4,000
Short-term line of credit with affiliate                        --            950
Mortgage notes payable                                      16,186         13,896
                                                          --------       --------
      Total liabilities                                     22,095         22,074
                                                          --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Serial preferred stock, par value $.01,
 5,000,000 shares authorized, 3% Cumulative
 Voting Convertible, ($3.95 per share or
 $5,250,000 stated value) 1,329,114 shares
 issued and outstanding                                         13             13
Common stock, par value $.01, 20,000,000
 shares authorized, 6,669,924 shares issued
 and outstanding at December 31, 1995
 and 1994                                                       67             67
Additional paid-in capital                                  65,197         65,298
Retained (deficit)                                         (46,142)       (47,540)
Cost of treasury shares, 666,000 shares                     (1,415)            --
                                                          --------       --------
      Total stockholders' equity                            17,720         17,838
                                                          --------       --------

Total liabilities and stockholders' equity                $ 39,815       $ 39,912
                                                          ========       ========



          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (NOTE 1)

                                                      Year Ended December 31,
                                                   1995        1994         1993
                                                  ------    ---------    ---------
                                                     (In thousands of dollars,
                                                     except per share amounts)
Real Estate Operations:

 Rental income                                    $5,402    $   2,070    $      --
 Interest income                                     710           45           --
                                                  ------    ---------    ---------
                                                   6,112        2,115           --

 Real estate operating expenses                    2,660        1,350           --
 Depreciation and amortization                       420          276           --
 Interest expense                                  1,327          649           --
 General and administrative expenses               1,807        1,785           --
                                                  ------    ---------    ---------
   Total expenses                                  6,214        4,060           --

 Gain on sale of properties                        1,541           --           --
                                                  ------    ---------    ---------

Earnings (loss) from Real Estate Operations        1,439       (1,945)          --
                                                  ------    ---------    ---------

Loss From Financial Services Operations
 (Note 13)                                            --           --     (103,628)

Administrative Charge from Fidelity
 Federal Bank                                         --         (916)          --

Loss of and Write-down of Investment in
 Fidelity Federal Bank                               (41)    (171,964)          --
                                                  ------    ---------    ---------

Earnings (loss) before taxes                       1,398     (174,825)    (103,628)
Income tax expense (benefit)                          --           --      (36,467)
                                                  ------    ---------    ---------

Net earnings (loss)                               $1,398    $(174,825)   $ (67,161)
                                                  ======    =========    =========

Net earnings (loss) per common and
  common equivalent share                         $ 0.16    $  (26.45)   $  (11.56)
                                                  ======    =========    =========



          See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1995
                      (IN THOUSANDS OF DOLLARS) (NOTE 1)

                           Preferred Stock     Common Stock
                           ---------------    ---------------                            Treasury      Stock-
                           Shares     Par     Shares     Par     Paid-In    Retained      Stock,      holders'
                                     Value              Value    Capital    Earnings      At Cost     Equity
- - --------------------------------------------------------------------------------------------------------------
Balances at
January 1, 1993                               3,298      $ 33    $28,707    $ 194,446                $ 223,186

Net (loss)                                                                    (67,161)                 (67,161)
Proceeds of rights
  offering                                    3,298        33     31,345                                31,378
                           -----      ----    -----      ----    -------    ---------    -------     ---------

Balances at
Dec. 31, 1993                                 6,596        66     60,052      127,285                  187,403

Issuance of common stock                         74         1        285                                   286
Issuance of preferred
  stock, net of
  issuance costs of $275   1,329      $ 13                         4,961                                 4,974
Net (loss)                                                                   (174,825)                (174,825)
                           -----      ----    -----      ----    -------    ---------    -------     ---------
Balances at
Dec. 31, 1994              1,329        13    6,670        67     65,298      (47,540)        --        17,838

Asset exchange for
 666,000 shares of
 common stock                                                                            $(1,415)       (1,415)
Net earnings                                                                    1,398                    1,398
Preferred stock
  dividends                                                         (101)                                 (101)
                           -----      ----    -----      ----    -------    ---------    -------     ---------
Balances at
Dec. 31, 1995              1,329      $ 13    6,670      $ 67    $65,197    $ (46,142)   $(1,415)    $  17,720
                           =====      ====    =====      ====    =======    =========    =======     =========

         See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS OF DOLLARS)(NOTE 1)

                                                                 Year Ended December 31,
                                                             1995        1994         1993
                                                            -------    ---------    ---------
 OPERATING ACTIVITIES
  Net earnings (loss)                                       $ 1,398    $(174,825)   $ (67,161)
   Adjustments to reconcile net earnings (loss) to
    net cash provided (used) by operating activities:
    Deconsolidation of Fidelity                                  --      111,988           --
    Writedown of investment in Fidelity                          41       59,892           --
    Deferred proceeds from Bulk Sales Agreement                  --        4,000           --
    Depreciation and amortization                               420          276       23,092
    Gain on sale of rental property                          (1,541)          --           --
    Amortization of deferred loan costs                          58                    (1,163)
    Provision for estimated losses                               --           --       95,300
    Gains on sales of loans and securities                       --           --       (1,482)
    Capitalized loan origination costs                           --           --       (2,187)
    Purchases of investment securities                           --           --     (669,228)
    Proceeds/maturities of investment securities                 --           --      585,773
    Purchases of mortgage-backed securities                      --           --     (446,809)
    Proceeds from sales of mortgage-backed securities            --           --      514,981
    Principal repayments of mortgage-backed securities           --           --       58,865
    Writedown of investment securities                           --           --        2,074
    Originations of loans held for sale                          --           --     (162,868)
    Proceeds from sale of loans held for sale                    --           --      138,399
    FHLB stock dividend                                          --           --       (1,640)
    Deferred income tax expense                                  --           --       14,491
    Decrease (increase) in other receivables                    382       (1,219)       4,080
    Decrease (increase) in other assets                        (216)        (625)     (49,414)
    Increase in security deposits payable                        26          227           --
    Increase (decrease) in accrued liabilities               (1,345)       3,001      (21,381)
                                                            -------    ---------    ---------
  Net cash provided by (used in) operating activities          (777)       2,715       13,722

 INVESTING ACTIVITIES
  Proceeds from sale of Fidelity stock                       11,938           --           --
  Proceeds from sale of properties                            8,837           --           --
  Purchase of and additions to real estate                   (9,610)     (20,055)          --
  Purchase of investment securities                              --           --     (200,055)
  Maturities of investment securities                            --           --      226,617
  Proceeds from sale of investment securities                    --           --       26,908
  Principal repayments of mortgage-backed securities
   held for investment                                           --           --        9,565
  Proceeds from sale of mortgage backed securities
   held for investment                                           --           --        7,114
  Purchase of loans                                              --           --       (3,951)
  Loans receivable, net decrease                                 --           --      149,909
  Proceeds from sale of real estate                              --           --       41,608
  Premises and equipment (additions), net                        --           --       (6,946)
  Other, net                                                     --           --        3,275
                                                            -------    ---------    ---------
  Net cash provided by (used in) investing activities        11,165      (20,055)     254,044

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                      (IN THOUSANDS OF DOLLARS) (NOTE 1)

                                                                    Year Ended December 31,
                                                                1995        1994         1993
                                                               -------    ---------    ---------
 FINANCING ACTIVITIES
  Proceeds from long-term mortgage borrowings                    6,104       13,930           --
  Repayments of long-term borrowings                            (3,814)         (34)    (162,000)
  Short-term borrowings from affiliates                             --        6,200           --
  Repayment of borrowings from affiliates                         (950)           -           --
  Dividends paid                                                  (101)          --           --
  Short-term borrowings increase                                    --           --      242,830
  Capitalized financing costs                                     (141)        (246)          --
  Costs of preferred stock issuance                                 --         (275)          --
  Proceeds from issuance of common stock                            --          286           --
  Proceeds from stock rights offering, net                          --           --       31,378
  Demand deposits and passbook savings decrease, net                --           --     (111,601)
  Certificate accounts, net increase                                --           --       22,326
  Proceeds from FHLB advances                                       --           --      250,000
  Repayment of FHLB advances                                        --           --     (505,000)
                                                               -------    ---------    ---------
 Net cash provided by (used in) financing activities             1,098       19,861     (232,067)
 Less cash and cash equivalents of Fidelity at
  beginning of period                                               --     (143,677)          --
                                                               -------    ---------    ---------
 Net increase (decrease) in cash and cash equivalents           11,486     (141,156)      35,699
 Cash and cash equivalents at beginning of year                  4,805      145,961      110,262
                                                               -------    ---------    ---------
 Cash and cash equivalents at end of year                      $16,291    $   4,805    $ 145,961
                                                               =======    =========    =========

 SUPPLEMENTAL DISCLOSURES:

  Cash paid during the period for:
    Interest on mortgages and line of credit                     1,292          548           --
    Interest on deposits, advances and other borrowings             --           --      180,861
    Income taxes                                                    --           --         (679)

  Noncash transactions:
    Conversion of line of credit to preferred stock,
     net of loan costs                                              --        4,974           --
    Common stock received in exchange for Fidelity stock         1,415           --           --
    Additions to real estate owned (other assets)
     through foreclosure                                           400           --      193,461
    Loans originated to finance sale of real estate
     acquired through foreclosure                                   --           --       51,607
    Transfers from investment portfolio to held for
     sale portfolio:
      Loans receivable                                              --           --      325,222
      Investment securities                                         --           --       14,264
      Mortgage-backed securities                                    --           --      214,310

         See notes to accompanying consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLE OF CONSOLIDATION
- - -------------------------------------------------------------

The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and its wholly owned subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

On August 4, 1994 (the "Closing"), Citadel completed a restructuring (together with other transactions below, the "Restructuring") in which, among other things, Citadel's ownership interest in its previously wholly owned subsidiary, Fidelity Federal Bank ("Fidelity"), was reduced to approximately 16%. The reduction was a result of Fidelity issuing and selling to investors in a public offering shares of Class A and Class C common stock. As of August 4, 1994, Citadel's shares of Fidelity were reclassified into 4,202,243 shares of Class B common stock of Fidelity. During April 1995, Citadel sold substantially all of the Class B common stock of Fidelity received in the Restructuring.

As a result of the Restructuring, effective January 1, 1994, Citadel no longer consolidates Fidelity in its financial statements; rather it accounts for its investment in Fidelity on the cost basis. Accordingly, information for the year ended December 31, 1994 presents the Company's results of operations for the five months subsequent to the Restructuring separate from the results of operations of Fidelity, which have been included in the statement of operations as "Loss of and writedown of investment in Fidelity" (see note 4). For the period prior to the closing of the Restructuring, administrative expenses have been recorded consistent with the previous allocations made to Citadel by Fidelity. Note 13 relates to the Company as the holding company of Fidelity prior to the Restructuring.

In addition to the reduction of Citadel's interest in Fidelity, several other significant events occurred in the Restructuring, including:

   a. Citadel sold to Fidelity all of the stock of Gateway Investment Services, Inc., previously a wholly owned subsidiary of Citadel.

   b. A newly formed subsidiary of Citadel, Citadel Realty, Inc. ("CRI") purchased four real properties from Fidelity for a purchase price of $19.8 million (Fidelity's book value) of which $13.9 million was financed by Fidelity on a secured basis, and the balance was financed by Craig Corporation ("Craig"), a significant stockholder of Citadel, under a short-term line of credit.

   c. Citadel received from Fidelity by way of a dividend (i) a one-year transferable option (subsequently contributed to CRI) to acquire two office building in Sherman Oaks and Glendale, California (the "Office Buildings") used in the operations of Fidelity for an aggregate exercise price of $9.3 million, portions of which buildings to be leased back to Fidelity upon purchase by the

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLE OF CONSOLIDATION, (CONT'D)
- - -----------------------------------------------------------------------

Company (Note 3), and (ii) Fidelity's interest in a lawsuit filed against the former carrier of Fidelity's directors' and officers insurance policies, involving certain coverage and indemnity issues (the "D & O Litigation"), which resulted in Citadel collecting approximately $2.5 million.

   d. Citadel and Fidelity entered into a Stockholders' Agreement, under which Citadel is obligated to reimburse Fidelity for certain losses that may be incurred by Fidelity as a result of certain environmental and other representations made by Fidelity in connection with the bulk sale of loans and other assets to certain third parties in connection with the Restructuring. Subject to a $4 million limit, the Stockholders' Agreement requires Citadel to reimburse Fidelity for certain losses incurred by Fidelity, in either repurchasing assets sold in connection with the bulk sale in the event of breached representations, or curing such breaches.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - ---------------------------------------------------

Cash and cash equivalents
- - -------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 1995 is approximately $15,780,000 which is being held in institutional money market mutual funds.

Depreciation and Amortization
- - -----------------------------

Depreciation and amortization is generally provided using the straight-line method over the estimated useful lives of the assets which range from 27 to 39 years. Leasehold improvements are amortized over the lives of respected leases or the useful lives of the improvements, whichever is shorter.

Deferred Financing Costs
- - ------------------------

Costs incurred in connection with obtaining financing are amortized over the terms of the respective loans on a straight line basis.

Investments in Common Stock
- - ---------------------------

The Company's investment in common stock of Fidelity is classified as "available for sale" under the provisions of Statement of Financial Accounting Standards

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D)
- - -------------------------------------------------------------

("SFAS") No. 115 and is reported at fair value. Under SFAS No. 115, fluctuations in fair value are included in a separate component of stockholders' equity. If there is decline in fair value judged to be other than temporary, the amount of writedown is included in net income (loss).

Earnings (Loss) per Share Data
- - ------------------------------

Earnings per share is based on 8,616,613, 6,610,280, and 5,809,570, the weighted average number of shares of common stock and common stock equivalents outstanding during the years ended December 31, 1995, 1994 and 1993, respectively. The 3% Cumulative Voting Convertible Preferred Stock and the outstanding Warrants and stock options are common stock equivalents. For 1995, the calculation of the weighted average shares of common stock outstanding included the effect of shares assumed to be issued on conversion of the outstanding 3% Cumulative Voting Convertible Preferred Stock and the outstanding Warrants and stock options. The number of Shares assumed converted as of the beginning of the period being reported amounted to 2,430,223 and was calculated in accordance with the terms described in Note 9 as of December 31, 1995. The Preferred Stock is not included in the 1994 calculation as its effect was anti-dilutive.


NOTE 3 - RENTAL PROPERTIES AND PROPERTIES HELD FOR SALE
- - -------------------------------------------------------

The Company's rental properties at December 31, 1995 and 1994 consist of the following:

                                     1995       1994
                                   --------   --------
                                      (in thousands)
Land                               $ 4,699    $ 5,538
Building and improvements            9,855     14,517
                                   -------    -------
Total                               14,554     20,055
Less accumulated depreciation         (303)      (197)
                                   -------    -------
Rental properties, net             $14,251    $19,858
                                   =======    =======

At December 31, 1995 rental properties consisted of one apartment building and two commercial buildings as compared to three apartment buildings and one commercial building at December 31, 1994. Properties held for sale at December 31, 1995 was comprised of one apartment building and an undeveloped parcel of land amounting to $7,542,000 and $400,000, respectively.

During 1995, the Company sold an apartment building for approximately $5.9 million, net of expenses. The sale resulted in a gain of approximately $981,000. As a result of the sale, approximately $3,693,000 of a mortgage note payable was assumed and subsequently paid off by the purchaser.

On February 2, 1995, the Company exercised the Building Options described in
Note 1 to purchase the two office buildings from Fidelity. On March 23, 1995, the Company purchased and immediately sold the Sherman Oaks Building for a gain of approximately $560,000. On May 18, 1995, the Company purchased the Glendale Building at an exercise price of $7.12 million. In connection with the Glendale

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 3 - RENTAL PROPERTIES AND PROPERTIES HELD FOR SALE, (CONT'D)
- - -----------------------------------------------------------------

obtained a $5.34 million five year mortgage from Fidelity, which amortizes on a twenty year basis with interest payable monthly at the 30 day LIBOR rate plus 4.5%. The Company paid Fidelity 1% of the loan amount plus normal closing costs; such loan is subject to prepayment penalties in year one of 4%, decreasing 1% each subsequent year.

The Company and Fidelity have entered into a ten year, full service gross lease for four of the six floors of the Glendale Building. The rental rate for the first five years of the lease term is $26,000 per month (including parking) for the ground floor and approximately $75,000 per month (including parking), for the fourth through sixth floors. The lease provides for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%. After five years, the lease provides that the rental rate for the ground floor will be adjusted to the higher of the then current market rate or $1.50 per square foot increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity has the option to extend the lease of the ground floor for two consecutive five year terms at a market rental rate and has the option to purchase the Glendale Building, if still owned by the Company, at a market value at the expiration of the lease. During February 1996, Fidelity discontinued use of floors four through six and has notified the Company that it is attempting to sublease such space. In addition, during April 1996, the lease related to the two remaining floors in the Glendale Building expires. The Company is actively seeking a new lessee.

On March 26, 1996, the Company entered into a Purchase and Sale Agreement to sell an apartment rental property, whereby the Buyer agreed to purchase said property for approximately $9.3 million, of which $0.5 million has been deposited in escrow. As of December 31, 1995, this property was encumbered by a mortgage in the amount of approximately $5,731,000. Pursuant to the term of the Purchase and Sale Agreement, the closing date, subject to certain conditions precedent, is scheduled to occur on or before May 29, 1996. Such property, with a carrying value of approximately $7,542,000, has been included in the balance sheet as "Property held for sale" at December 31, 1995.


NOTE 4 - INVESTMENT IN FIDELITY
- - -------------------------------

At December 31, 1994, the Company's investment in Fidelity consisted of 4,202,243 shares of Class B Common Stock the fair value which was estimated by management to be $3.19 per share, or a total carrying value of approximately $13,405,000. During fiscal 1995 the Company's investment in Fidelity was reduced by (1) the sale of 1,295,000 shares of Class B Common Stock of Fidelity in consideration for a cash

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


     NOTE 4 - INVESTMENT IN FIDELITY (CONT'D)
     ----------------------------------------

     payment of $2,220,000 and the return of 666,000 shares of the Company's common stock as part of the settlement of litigation with Dillon Investors (Note 11), and 2) the sale of 2,900,000 shares for approximately $9,718,000, net of commissions. At December 31, 1995 the Company holds for sale 1,810 shares of Fidelity stock, which shares reflect a one for four reverse stock split completed by Fidelity on February 14, 1996.

     The loss of and writedown of investment in Fidelity for the year ended December 31, 1994 consisted of the following:

                                                                  (in thousands)
                                                                  --------------
     Loss from operations of Fidelity through August 4, 1994         $112,072
     Writedown of investment in Fidelity as of the date of
      the Restructuring                                                52,811
     Writedown representing other than temporary decline in
      value from August 5, 1994 to December 31, 1994                    7,081
                                                                     --------
                                                                     $171,964
                                                                     ========

     Included in the writedown of investment in Fidelity as of the date of Restructuring is the effect of the proceeds received from the D&O Litigation, the writedown of uncollectible loans, and the deferral of the $4 million of proceeds received from the Bulk Sale Asset Agreement relating to a sale of Fidelity loans (see Note 1). The loss from operations of Fidelity through August 4, 1994 was partially offset by an income tax benefit of $16,524,000.


     NOTE 5 - OTHER ASSETS
     ---------------------

Other assets are summarized as follows:

                                                                   December 31,
                                                                  1995     1994
                                                                  -----    -----
                                                                  (in thousands)
Deferred financing costs                                          $ 271    $ 256
Accumulated amortization                                            (43)     (79)
                                                                  -----    -----
 Deferred financing costs, net                                      228      177
Impounds                                                            291       --
Deposits                                                             99       87
Prepaid expenses                                                    195      329
Other                                                                70       32
                                                                  -----    -----
                                                                  $ 883    $ 625
                                                                  =====    =====

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


     NOTE 6 - DEFERRED PROCEEDS FROM BULK SALES AGREEMENT
     ----------------------------------------------------

     Under the Stockholders' Agreement (see Note 1), Citadel agreed to reimburse Fidelity for certain losses incurred by Fidelity in either curing breached representations or repurchasing assets sold under a bulk sales agreement, subject to a $4 million aggregate limit, in the event Fidelity is determined to have breached certain representations made in connection with certain Bulk Sales which were part of the Restructuring. To date claims totaling $3.9 million have been asserted. Citadel has been informed that Fidelity is contesting these claims and has asserted that these claims are, in any event, subject to a cure threshold which reduces the maximum claim to $2.8 million. A significant number of material issues remain unresolved with regards to the Company's ultimate exposure with respect to the indemnity clause negotiated with Fidelity. Accordingly, included on the balance sheet at December 31, 1995 and 1994 is $4 million recorded as "Deferred proceeds from bulk sales agreement".

     NOTE 7 - MORTGAGE NOTES PAYABLE
     -------------------------------

     Mortgage notes payable at December 31, 1995 and 1994 is as follows:

                                                   December 31,
                                                 1995       1994
                                               --------   --------
                                                  (in thousands)
Notes payable to Fidelity - principal and
 interest paid monthly at rates equal to
 LIBOR plus 4.5% and 1-year Treasury rate
 plus 3.7%, maturing through 2004               $15,424    $13,896
Note payable to American Savings Bank -
 principal and interest paid monthly at a
 rate equal to the 11th District cost of
 funds plus 2.95%, maturing June 1, 2025            762         --
                                                -------   --------
                                                $16,186    $13,896
                                                =======   ========

     As of December 31, 1995, the LIBOR interest rate was 5.843%, the 1-year Treasury rate was 5.5% and the 11th District Cost of Funds was 5.116%.

     Aggregate future principal payments as of December 31, 1995 are as follows:

                  Year Ending
                  December 31,               (in thousands)
                  ------------               --------------
                     1996                       $   118
                     1997                           167
                     1998                           205
                     1999                           227
                     2000                         5,004
                     Thereafter                  10,465
                                                 ------
                                                $16,186
                                                 ======

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


     NOTE 8 - SHORT-TERM LINE OF CREDIT
     ----------------------------------

     In connection with the Restructuring the Company borrowed $6,200,000 under a Line of Credit from its shareholder affiliate, Craig Corporation. In November 1994, the amount was reduced to $950,000 through the issuance of 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock with a stated value of $5,250,000, and in May 1995 such $950,000 was repaid and the line of credit agreement canceled. Included in interest expense for the years ended December 31, 1995 and 1994 is approximately $59,000 and $266,000 representing interest and amortization of loan fees paid pursuant to the terms of the line of credit agreement.

     NOTE 9 - 3% CUMULATIVE VOTING CONVERTIBLE PREFERRED STOCK
     ---------------------------------------------------------

     On November 10, 1994, the Company issued 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock ("Preferred Stock") at a stated value of $3.95 per share. The sales price of the 1,329,114 shares sold was $5,250,000 which was paid through the conversion of existing indebtedness to Craig (Note 8). The Preferred Stock carries a liquidation preference equal to its stated value and bears a cumulative (noncompounded) annual dividend equal to 3% of the stated value. Each share of the Preferred Stock shall entitle the holder to one vote on all matters submitted to a vote of the Company's stockholders.

     The Preferred Stock is convertible at the option of the holder into common stock. The conversion ratio is one share of Preferred Stock for a fraction of a share of common; the numerator which is $3.95 per share plus any unpaid dividends, and the denominator which is the average of the closing prices per share of the Company's common stock, as defined ("Market Price"). If the Market Price exceeds $5.00 per share the conversion ratio will be calculated using $5.00 and if the Market Price is below $3.00, the Company can redeem the Preferred Stock tendered for conversion based upon the following redemption provisions. The Company does not have the right to call for the redemption of the Preferred Stock prior to November 1997. Thereafter, the Company has the right, at its sole option, to redeem at the sum of (1) $3.95 per share, (2) any unpaid dividends, and (3) a premium at the redemption date equal to an accrual on the Stated Value ranging from 9% per annum during the period from November 1994 to November 1998 and thereafter reducing over time from the period November 1998 to November 2006 at the rate of 1% per year. If the redemption date is after November 2006 there is no premium. Assuming a Market Price of $2.25, the closing price of the Company's common stock on March 28, 1995, the Preferred Stock would convert into 2,333,333 shares of the Company's common stock.

     Included as a reduction of paid in capital for the year ended December 31, 1995 is $101,500, representing dividends declared and paid to Craig for the period from the date of the Preferred Stock issuance in November 1995 through June 30, 1995. As of December 31, 1995, undeclared cumulative dividends amounted to $78,750. Such amounts were declared and paid during March 1996.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


     NOTE 10 - FUTURE MINIMUM RENT
     -----------------------------

     The Company has operating leases with tenants at its commercial properties that expire at various dates through 2005 and are subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Future minimum rent under operating leases, excluding tenant reimbursements of certain costs, is summarized as follows:

                  Year Ending
                  December 31,                   (in thousands)
                  ------------                   --------------
                      1996                           $ 3,549
                      1997                             3,507
                      1998                             3,526
                      1999                             1,768
                      2000                             1,322
                   Thereafter                          5,347
                                                     -------
                                                     $19,019


     Leases related to the Company's residential properties have been excluded from the above schedule as they are generally six months or less in length.

     Commencing in August 1995, the Company began renting corporate office space from its stockholder affiliate, Craig, on a month to month basis. In addition, the Company engaged Craig to provide certain administrative services. Included in general and administrative expenses is $45,000 paid to Craig for such rent and services. In addition, the Company provided real estate consulting services to affiliates of Craig during the year ended December 31, 1995 for which the Company was paid approximately $120,000. Such amounts are included in the statement of operations as a reduction of general and administrative expenses.


     NOTE 11 - COMMITMENTS AND CONTINGENCIES
     ---------------------------------------

     There are several legal actions and claims against the Company. Based on advice of legal counsel management believes that the ultimate liability, if any, which may result from any of these lawsuits will not materially effect the financial position or results of operations of the Company.

     In November 1994, a stockholder, Dillon Investors L.P. filed a lawsuit in the Court of Chancery of the State of Delaware naming as defendants the Company, its directors and Craig. On April 13, 1995, the Company, Craig and Dillon Investors and its affiliates (the "Dillon Parties") entered into settlement agreements to resolve this litigation. Under the settlement agreements, the Dillon Parties purchased from Citadel 1,295,000 shares of Class B common stock of

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


     NOTE 11 - COMMITMENTS AND CONTINGENCIES, (CONT'D)
     -------------------------------------------------

     Fidelity owned by the Company in exchange for which the Company received from the Dillon Parties $2.22 million and 666,000 shares of the Company's common stock and all existing litigation among the Company, Craig and the Dillon Parties was terminated, with mutual releases executed and delivered. For financial statement purposes the Company reflected the return of the Company's common stock as treasury stock in the amount of $1,415,000, or $2.125 per share. The Dillon Parties also agreed for a period of one year following the closing, not to purchase or acquire any other beneficial interests in any of the Company's securities, and not to engage in any solicitations of consents or proxies.

     The settlement terms also included an agreement by Craig with the Dillon Parties not to exercise, prior to February 4, 1996, its right to tender any shares of the Preferred Stock for conversion into the Company's common stock without the prior consent of the holders of a majority of the outstanding shares of the Company's common stock. In exchange for such concession from Craig Corporation, the Company agreed to grant Craig Corporation a two year warrant to acquire the 666,000 shares of the Company's common stock acquired from the Dillon Parties at a price of $3.00 per share, and the Company agreed to reimburse Craig Corporation for certain expenses associated with the litigation which amounted to $62,000.


     NOTE 12 - STOCK OPTIONS
     -----------------------

     Pursuant to an employment agreement, the Company granted to the President, Mr. Wesson, stock options to purchase 33,000 shares of common stock at a price of $2.69 per share. As of December 31, 1995, 22,000 shares were exercisable. The remaining 11,000 shares vest on August 4, 1996.


     NOTE 13 - ACCOUNTING POLICIES AND FOOTNOTE DISCLOSURES PRIOR TO THE
     -------------------------------------------------------------------
               RESTRUCTURING
               -------------

     The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and subsidiaries, which prior to August 4, 1994 included Fidelity Federal Bank and Gateway Investment Services Inc. ("Gateway"). As a result of the Restructuring described in Note 1, effective January 1, 1994, Citadel no longer consolidates its previously wholly-owned subsidiaries, Fidelity and Gateway in its financial statements. Accordingly, only the financial statement information for the year ended December 31, 1993 includes the operating results and cash flows of Fidelity and Gateway on a consolidated basis.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


     NOTE 13 - ACCOUNTING POLICIES AND FOOTNOTE DISCLOSURES PRIOR TO THE
     -------------------------------------------------------------------
               RESTRUCTURING (CONT'D)
               ----------------------

     The following details the components of the Loss from Financial Services Operations included in the Statement of Operations for the year ended December 31, 1993:

     Loss from Financial Services Operations:

                                                     (in thousands)
                                                     --------------
     Interest income                                     $289,592
     Interest expense                                     188,391
                                                        ---------
        Net interest income                               101,201
     Provision for estimated loan losses                   65,100
                                                        ---------
        Net interest income after
         provision for estimated loan losses               36,101
     Noninterest income (expense):
      Loan and other fees                                   5,389
      Gain (loss) on sale of loans, net                       194
      Fee income from investment products                   4,313
      Fee income on deposits and other income               3,271
      Provision for estimated real estate losses          (30,200)
      Real estate operations on specific properties       (18,643)
      Gains on sales of mortgage-backed securities
        and investment securities, net                      1,288
      Operating expenses                                 (105,341)
                                                       ----------
        Total noninterest expense                        (139,729)
                                                       ----------
          Loss from financial services operations      $ (103,628)
                                                       ==========

     The following summarizes the significant accounting policies and footnote disclosures with respect to the year ended December 31, 1993.

     Principles of Consolidation - The consolidated financial statements include the accounts of Citadel Holding Corporation and subsidiaries. Citadel is the holding company of Fidelity Federal Bank, a Federal Savings Bank and Gateway Investment Services, Inc. Unless otherwise indicated, references in this footnote to the "Company" include Citadel, Fidelity, Gateway, and all subsidiaries of Fidelity and Citadel. All significant inter-company transactions and balances have been eliminated.

     Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

     Investment Securities and Mortgage backed securities - U.S. Government and agency obligations, commercial paper, mortgage backed securities and other corporate debt securities identified as held for investment are recorded at cost, with any

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


     NOTE 13 - ACCOUNTING POLICIES AND FOOTNOTE DISCLOSURES PRIOR TO THE
     -------------------------------------------------------------------
               RESTRUCTURING (CONT'D)
               ----------------------

     discount or premium recognized over the life of the related security by using a methodology which approximates the interest method. Fidelity's portfolio of mortgage-backed securities consists of pools of mortgage loans exchanged for mortgage-backed securities and those purchased. Securities held for investment are those securities which the Company has the intent and ability to hold to maturity, and are carried on an amortised cost basis. Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, are classified as held for sale and are carried at the lower of cost or market value. Any gains or losses incurred on sales of securities are calculated based upon the specific identification method. Any investment securities held for trading are carried at market value.

     Proceeds from sales of securities held for investment during 1993 were $26.9 million, with a resulting gain of $1,946,000. Proceeds from sales of mortgage-backed securities held for trading during 1993 totaled $51.3 million and the gross gains of $54,000 realized from those sales are reported in the statement of operations as a component of gains/losses on sales of mortgage-backed securities, net. During the year ended December 31, 1993, the Company had gross gains of $1.5 million and gross losses of $1,000 on the sale of mortgage-backed securities held for investment.

     Loans - Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrued interest is fully reserved on loans over 90 days contractually delinquent and on other loans which have developed inherent problems prior to being 90 days delinquent. Discounts and premiums on loans are included with loans receivable and are credited or charged to operations over the estimated life of the related loans using the interest method. The Bank charges fees for originating loans. Loan origination fees, net of direct costs of originating the loan are recognized as an adjustment of the loan yield over the life of the loan by the interest method, which results in a constant rate of return. When a loan is sold, net loan, origination fees and direct costs are recognized in operations. Other loan fees and charges representing service costs for the prepayment of loans, for delinquent payments or for miscellaneous loan services are recognized when collected. Loan commitment fees received are deferred to the extent they exceed direct underwriting costs.

     Loans held for sale by Fidelity are carried at the lower of cost or market. Fidelity has sold loans which have generated gains on sale, a stream of loan servicing revenue and cash for lending or liquidity. Sales of loans are dependent upon various factors, including interest rate movements, investor

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


     NOTE 13 - ACCOUNTING POLICIES AND FOOTNOTE DISCLOSURES PRIOR TO THE
     -------------------------------------------------------------------
               RESTRUCTURING (CONT'D)
               ----------------------

     demand for loan products, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers and liquidity and capital requirements. Due to the volatility and unpredictability of these factors, the volume of Fidelity's sales of loans has fluctuated. All loans sold during 1993 were from the held for sale portfolio.

     Owned Real Estate - Real estate held for sale acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by Fidelity in satisfaction of the loan. Real estate acquired through foreclosure is recorded at the lower of fair value or the recorded investment in the loan satisfied at the date of foreclosure. Fair value is based on the amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than a forced or liquidation sale. Inherent in the computation of estimated fair value are assumptions about the length of time the Company may have to hold the property before disposition. The holding costs through the expected date of sale and estimated disposition costs are included in the valuations. Real estate held for investment or development is carried at the lower of cost or fair value. Adjustments to the carrying value of the assets are made through valuation allowances and charge-offs, through a charge to operations. Net cash receipts on real estate owned or on those loans designated as in-substance foreclosures and net cash payments are recorded in real estate operations on specific properties.

     The results of real estate operations for the year ended December 31, 1993 amounted to a loss of approximately $48,843,000 including income from real estate acquired for investment or development amounting to $110,000, loss from real estate acquired through foreclosure amounting to $18,753,000 and a provision for estimated losses of $30,200,000.

     Loans meeting certain criteria are accounted for as "in-substance foreclosures". These substantially foreclosed assets are recorded at the lower of the loans carrying amount or at the estimated fair value of the collateral at the date the loan was determined to be in-substance foreclosed. These assets are reported as real estate owned in addition to formally foreclosed real estate.

     Allowances for Estimated Losses on Loans and Real Estate - The Company has established valuation allowances for estimated losses on specific loans and real estate ("specific reserves") and for the inherent risk in the loan and real estate portfolios which has yet to be specifically identified ("general valuation allowances" or "GVA"). The internal asset review department reviews the quality and recoverability of the Company's assets on a quarterly basis in order to establish adequate specific reserves and general valuation allowances. Fidelity

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


     NOTE 13 - ACCOUNTING POLICIES AND FOOTNOTE DISCLOSURES PRIOR TO THE
     -------------------------------------------------------------------
               RESTRUCTURING (CONT'D)
               ----------------------

     utilizes the delinquency migration and classification methods in determining the adequacy of its GVA. The delinquency migration method attempts to capture the potential future losses as of a particular date associated with a given portfolio of loans, based upon Fidelity's own historical migration experience over a given period of time. Under the classification method, a reserve factor is applied to each aggregate classification level by asset collateral type in an effort to estimate the loss content in the portfolio. Fidelity calculates a range of loss by applying both methodologies and then applies judgement and knowledge of particular credits, economic trends, industry experience and other relevant factors to estimate the GVA amount. Additions to the allowances, in the form of provisions, are reflected in current operations. Charge-offs to the allowance are made when the loss is determined to be significant and permanent.

     Depreciation and Amortization - Depreciation and amortization are computed principally on the straight line method over the lives of the respective leases or the useful lives of the improvements, whichever is shorter.

     Intangible assets -The cost of core deposits purchased from various financial institutions is amortized over the average life of the deposits acquired, generally five to ten years. The amortization and writedown of core deposit intangibles, resulting from purchases of deposits and goodwill acquired in the acquisitions of other financial institutions for the year ended December 31, 1993 amounted to approximately $18,458,000 including $5,192,000 from the writedown of core deposit intangible assets (which writedown is included in interest expense) based upon a branch profitability and analysis and a $8,776,000 writedown of goodwill (which writedown is included in operating expenses) based upon an analysis of the recoverability of goodwill indicating an impairment of value.

     Financial Instruments - In the normal course of business, the Company enters into off-balance sheet instruments to enhance yields and to alter its exposure to interest rate risk. The financial instruments include interest rate swaps and swap option agreements and puts and calls. The differences to be paid or received on swaps are included in interest expense as payments are made or received. The swap options are held as trading positions during the option period and are carried at market value and gains and losses are reflected in operations.

     NOTE 14 - TAXES ON INCOME
     -------------------------

     As of December 31, 1995, the Company has for income tax purposes net operating loss carryforwards and capital loss carryforwards of approximately $2.1 million and $10 million, respectively. These carryforwards will expire in the years 1999 through 2004 and are subject to certain limitations.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


     NOTE 14 - TAXES ON INCOME, (CONT'D)
     -----------------------------------

     Since, in view of the Company's recent history of operating losses, realization of such tax benefits may be unlikely, a full valuation reserve has been provided.

     The tax sharing agreement between Citadel and Fidelity was terminated prior to the Restructuring. In connection with such termination, Citadel and Fidelity agreed that certain amounts, estimated to be approximately $3.2 million, that would have otherwise become payable by Citadel to Fidelity under the terms of such agreement as a result of losses recognized by Fidelity during the second quarter of 1994, would not be payable.

     At the time of the Restructuring, Citadel and Fidelity entered into a tax disaffiliation agreement (the "Tax Disaffiliation Agreement"). In general under the tax disaffiliation Agreement, Fidelity is responsible for (a) all adjustments to the tax liability of Fidelity and its subsidiaries for the periods before the Restructuring relating to operations of Fidelity, (b) any tax liability of Fidelity and its subsidiaries for the taxable year that begins before and ends after the Restructuring in respect to that part of the taxable year through the date of the Restructuring, and (c) any tax liability of Fidelity and its subsidiaries for periods after the Restructuring. For this purpose any liability for taxes for periods on or before the Restructuring is measured by Fidelity's actual liability for taxes after applying tax benefits attributable to periods prior to the closing otherwise available to Fidelity. With certain exceptions Fidelity is entitled to any refunds relating to those liabilities.

     In general Citadel is responsible for all tax liabilities of Citadel and its subsidiaries (other than Fidelity and its subsidiaries) for all periods.

     Deferred income taxes reflect the net tax effect of "temporary differences" between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During 1995 the Company finalized and filed its tax return for the year ended December 31, 1994. Based upon these filings the Company has made certain adjustments to the deferred tax assets previously estimated for the year ended December 31, 1994. Allocations of tax loss carryforwards have been adjusted to reflect At December 31, 1995 and 1994, the components of the deferred tax liabilities and assets are as follows:

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


     NOTE 14 - TAXES ON INCOME (CONT'D)
     ----------------------------------

                                               December 31,
                                             1995        1994
                                           ---------   ---------
                                               (in thousands)
FEDERAL
Deferred tax liabilities:
  Other                                     $    --    $     20
                                            -------    --------
  Total deferred tax liabilities                 --          20
                                            -------    --------
Deferred tax assets:
 Acquired and option properties               3,100       3,664
 Investment in Fidelity                          --       4,000
 Capital losses from sale of Fidelity         3,430          --
 Bulksale indemnification                     1,400       1,400
 Net operating loss carryforward                938         525
 Other                                          385         385
                                            -------    --------
Gross deferred tax assets                     9,253       5,974
                                            -------    --------
Valuation allowance                         $(9,253)     (5,954)
                                            -------    --------
Deferred tax assets, net of allowance            --          20
                                            -------    --------
Net Deferred tax liability                  $    --    $     --
                                            =======    ========

STATE
Deferred tax liabilities:
 Other                                      $    --    $      5
                                            -------    --------
Gross deferred tax liabilities                   --           5
                                            -------    --------

Deferred tax assets:
 Acquired and option properties                 850       1,003
 Investment in Fidelity                          --       1,000
 Capital losses from sale of Fidelity           930          --
 Bulk sale indemnification                      372         372
 Net operating loss carryforward                120          94
                                            -------    --------
Gross deferred tax assets                     2,272       2,469
Valuation reserve                            (2,272)     (2,464)
                                            -------    --------
Deferred tax assets, net of allowance             0           5
Net deferred tax liability                  $    --    $      0
                                            =======    ========

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


     NOTE 14 - TAXES ON INCOME (CONT'D)
     ----------------------------------

     Income tax expense (benefit) is as follows:

                             Year Ended December 31,
                            1995    1994      1993
                            -----   -----   --------
                                 (In thousands)
          Current
               Federal      $  --   $  --   $(51,033)
               State           --      --         75
                            -----   -----   --------
                               --      --    (50,958)
                            -----   -----   --------
          Deferred
               Federal         --      --     17,746
               State           --      --     (3,255
                            -----   -----   --------
                               --      --     14,491
                            -----   -----   --------
                            $  --   $  --   $(36,467)
                            =====   =====   ========

     The provision for income taxes is different from amounts computed by
     applying the U.S. statutory rate to earnings losses before taxes.   The
     reason for these differences follows:

                                                  Year Ended December 31,
                                              1995       1994        1993
                                              -----    --------    --------
                                                       (In thousands)
     Expected tax provision (benefit)         $ 475    $(67,439)   $(35,234)
     (Increase) reduction in taxes
     resulting from:
       Realization of deferred tax asset
         from book and tax basis of
         acquired properties sold              (530)         --          --
       Losses for which no tax benefit
         was recorded                            55      50,915          --
       Goodwill                                  --          --       3,108
       State taxes provided, net of
         Federal tax benefit                     --          --      (4,398)
       Other                                     --          --          57
                                              -----    --------    --------
          Actual tax provision                $  --    $(16,524)   $(36,467)
                                              =====    ========    ========

     As stated in Note 4, an income tax benefit of $16,524,000 was recorded during the year ended December 31, 1994 relating to and included in the loss from operations of Fidelity.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


      NOTE 15 - QUARTERLY OPERATING DATA (UNAUDITED)
      ----------------------------------------------

                                        First      Second       Third      Fourth
                                       Quarter     Quarter     Quarter    Quarter
                                      ---------   ---------   ---------   --------
                                        (In thousands except per share amounts)
     1995
     Real estate income               $  1,113    $  1,432    $  1,812    $ 1,755
     Real estate general and
      administrative expenses            1,308       1,362       1,907      1,637
     Gain on sale of properties          1,541          --          --         --
     Loss of Fidelity                       --          41          --         --
     Net income (loss)                   1,346          31         (95)       116
     Net income (loss) per share          0.15        0.00       (0.02)      0.01

     1994
     Real estate income               $           $           $    812    $ 1,303
     Real estate general and
      administrative expenses                                      940      3,120
     Loss of Fidelity                   14,757      91,218      58,908      7,081
     Administrative charge from
      Fidelity                             393         393         130         --
     Net (loss)                        (14,757)    (92,004)    (59,166)    (8,898)
     Net (loss) per share                (2.24)     (13.95)      (8.97)     (1.29)

     The above unaudited quarterly finacial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the quarterly periods presented.

     Pursuant to the conversion terms of the 3% Cumulative Voting Convertible Preferred Stock, the number of shares contingently issuable depends on the average market price of the stock at the day of conversion. Earnings per share for the first quarter of 1995 has been retroactively restated from $0.20 to $0.15 to reflect the number of shares contingently issuable upon the conversion of the Preferred Stock to common stock based upon the values calculated as of December 31, 1995.

                       Financial Statement Schedule III

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                       DECEMBER 31, 1995 (IN THOUSANDS)
- - --------------------------------------------------------------------------------

                                    INITIAL COST              COSTS
                               ----------------------     CAPITALIZED
                                         BUILDING AND    SUBSEQUENT TO
DESCRIPTION    ENCUMBRANCES     LAND     IMPROVEMENTS     ACQUISITION
Commercial        $ 4,396      $1,488       $ 4,507           $103
Apartment           5,732       2,917         4,874
Apartment             762         261           970
Commercial          5,296       2,951         4,212             63
Land                              400            --
                  -------      ------       -------           ----
                  $16,186      $8,017       $14,563           $166
                  =======      ======       =======           ====

                              DECEMBER 31, 1995                                  LIFE
               ---------------------------------------------                   ON WHICH
                                                ACCUMULATED       DATE       DEPRECIATION
DESCRIPTION     LAND     BUILDING     TOTAL     DEPRECIATION    ACQUIRED     IS COMPUTED
Commercial     $1,488     $ 4,610    $ 6,098         $184          8/4/94        40
Apartment       2,917       4,874      7,791          250          8/4/94        27.5
Apartment         261         970      1,231           50          8/4/94        27.5
Commercial      2,951       4,275      7,226           69          5/8/95        40
Land              400                    400                      8/14/95        N/A
               ------     -------    -------         ----
               $8,017     $14,729    $22,746         $553
               ======     =======    =======         ====

- - -------------
(1) The properties listed above were acquired pursuant to agreements entered into between the Company and Fidelity at the time of the Restructuring. The aggregate gross cost of property held at December 31, 1995 for federal income tax purposes approximated $30,616,000.

(2) The following reconciliation reflects the aggregate rollforward activity of property held and accumulated depreciation for the two years ended December 31, 1995:

                                          Gross                 Accumulated
                                          Amount                Depreciation
                                        ----------              ------------
Balance at December 31, 1993            $    --                      $  --
  Depreciation expense                                                (197)
  Acquisitions                           20,055
                                        -------                      -----
Balance at December 31, 1994             20,055                       (197)
  Depreciation expense                                                (420)
  Acquisitions                            7,163
  Improvements                              166
  Property received through
   foreclosure on note receivable           400
  Cost of real estate sold               (5,038)                        64
                                        -------                      -----
Balance at December 31, 1995            $22,746                      $(553)
                                        =======                      =====

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         DIRECTORS & EXECUTIVE OFFICERS

                                                                          FIRST
                                                                          BECAME
         NAME                   AGE        CURRENT OCCUPATION            DIRECTOR
- - ----------------------------    ---   ------------------------------     --------
James J. Cotter(1)(3)            57   Chairman of the Board of               1986
                                      Citadel, Chairman of the
                                      Board of Craig Corporation, and
                                      Chairman of the Board of Reading
                                      Company

William D. Gould(1)              57   Attorney and Member, Troy &            1995
                                      Gould Professional Corporation;
                                      Director of Craig Corporation

S. Craig Tompkins(3)             45   Secretary/Treasurer and Principal      1993
                                      Accounting Officer of Citadel, Vice
                                      Chairman of the Board of Citadel,
                                      President and Director of Craig
                                      Corporation, President and Director
                                      of Reading Company, and Director of
                                      G&L Realty Corp.

Ronald I. Simon(2)(3)            57   Private Investor/Financial             1995
                                      Consultant; Chairman of Sonat
                                      Corporation

Alfred Villasenor, Jr(1)(2).    66   President of Unisure Insurance          1987
                                     Services, Inc.

Steve Wesson                    38   President and Chief Executive
                                     Officer

(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Executive Committee.

  Set forth below is certain information concerning the principal occupation and business experience of each of the individuals named above during the past five years.

  Mr. Cotter was first elected to the Board in 1986, and resigned in 1988. He was re-elected to the Board in June 1991, named Acting Chairman of the Board of Directors of Citadel and Fidelity Federal Bank, a Federal Savings Bank ("Fidelity") in October 1991, and named Chairman of the Board of Citadel on June 5, 1992. Mr. Cotter has been Chairman of the Board of Craig Corporation ("Craig Corporation") (retail, grocery, motion picture exhibition and real estate) since 1988 and a Director of that company since 1985. He is also the Executive Vice President and a Director of The Decurion Corporation (motion picture exhibition). Mr. Cotter began his association with The Decurion Corporation in 1969. Mr. Cotter has been the Chief Executive Officer and a Director of Townhouse Cinemas Corporation (motion picture exhibition) since 1987. Mr. Cotter is the General Partner of James J. Cotter, Ltd., a general partner in Hecco Ventures I, a California General Partnership and a general partner in Hecco Ventures II, a California General Partnership (Hecco I and Hecco II are involved in investment activities), and has been a Director of Stater Bros., Inc. (retail grocery) since 1987. Mr. Cotter has served as a Director of Reading Company (motion picture exhibition and real estate) since 1990 and as the Chairman of the Board of that company since 1991.

  Mr. Gould is Chairman of the Compensation Committee. Mr. Gould has been a member of the law practice of Troy & Gould Professional Corporation specializing in corporate law since July 1986. Mr. Gould has been a Director of Craig Corporation for more than the past five years and is currently Chairman of the Compensation Committee of Craig Corporation.

  Mr. Simon has been a director of the Company since June 1995 and is Chairman of the Audit Committee. Mr. Simon is a financial consultant and private investor. He is currently Chairman of Sonat Corporation, a manufacturer of interactive voice response equipment and was a Director of Reading Company from 1990 to June 1995. Formerly, Mr. Simon was the Managing Director of the Henley Group, Inc. and a Director of Craig Corporation from 1987-1990.

  Mr. Tompkins was a partner of Gibson Dunn & Crutcher until March 1993 when he resigned to become President of each of Craig and Reading. Mr. Tompkins has served as a Director of each of Craig and Reading since February 1993. Mr. Tompkins was elected to the Board of Directors of G&L Realty Corp., a New York Stock Exchange listed real estate investment trust, in December of 1993, and was elected Vice Chairman of the Board of Citadel in July of 1994. Mr. Tompkins also serves as the Secretary/Treasurer and Principal Accounting Officer for Citadel.

  Mr. Villasenor is the President and the owner of Unisure Insurance Services, Incorporated, a corporation which has specialized in life, business life and group health insurance for over 30 years. Mr. Villasenor served on the Board of Directors of ELAR, a reinsurance company from 1990 to 1991. Mr. Villasenor served as a Director of Fidelity from 1987 until the Restructuring and as a Director of Gateway Investments, Inc. (a wholly owned subsidiary of Fidelity) from June 22, 1993 until February 24, 1995.

  Mr. Wesson served as CEO of Burton Property Trust Inc., the U.S. real estate subsidiary of the Burton Group PLC until he joined the Company as a consultant in 1993. Mr. Wesson became the President and Chief Executive Officer of the Company at the date of the Restructuring in August 1994.

  There are no family relationships between the officers of the Company. All officers are elected annually by the Board of Directors.

  Directors who are not officers or employees of the Company receive for services as a director, an annual retainer of $15,000 plus $1,500 if serving as a Committee Chairman and $800 for each meeting attended in person (or $300 in the case of telephonic meetings). During 1995, the Board of Directors authorized a payment of $192,500 to Mr. Cotter, the Chairman of the Board, in recognition of his past service to the Company with respect to the Restructuring.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The Summary Compensation Table sets forth the compensation earned for the years ended December 31, 1995, 1994 and 1993 by each of the most highly compensated executive officers of the company whose compensation exceeded $100,000 in all capacities in which they served.

                                                                                   LONG TERM
                                                                                  COMPENSATION/
                                              ANNUAL COMPENSATION                    AWARDS
                                  ---------------------------------------------    -----------
                                                                    OTHER          SECURITIES
                                                                    ANNUAL         UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR      SALARY     BONUS    COMPENSATION        OPTIONS      COMPENSATION
- - ------------------------------   -------   --------   -------   ---------------   ------------   ------------
Steve Wesson
 President and Chief             1995      $175,000   $100,000         --(1)         33,000
 Executive Officer               1994(2)   $ 70,564    $25,000         --(1)                        $5,564





(1) Excludes perquisites less than $50,000, or 10% of salary plus bonus, if less.
(2) Includes compensation received as President and Chief Executive Officer of Citadel from August 5, 1994 to December 31, 1994.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following summarizes options granted in 1995(1).


                                                                                               POTENTIALLY REALIZABLE VALUE
                                                                                                  AT ASSUMED ANNUAL RATES
                                                                                               OF STOCK PRICE APPRECIATION
                                                   INDIVIDUAL GRANTS                                 FOR OPTION TERM
                                ------------------------------------------------------- ----------------------------------------
                                                PERCENT OF
                                 NUMBER OF        TOTAL
                                 SECURITIES    OPTIONS/SARS
                                 UNDERLYING     GRANTED TO      EXERCISE
                                OPTIONS/SARS   EMPLOYEES IN        OR        EXPIRATION
              NAME                 GRANTED      FISCAL YEAR     BASE PRICE       DATE        5%                  10%
- - -----------------------------   ------------   ------------    ----------    ----------   --------    -------------------------
Steve Wesson                      33,000            100%        $2.69           2004       $55,925             $141,144

(1) Although not granted until August 31, 1995, such options were provided for in Mr. Wesson's employment agreement with Citadel, effective August 4, 1994.

AGGREGATED OPTION/SAR IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES




                                                                             NUMBER OF SECURITIES
                                                                                  UNDERLYING               VALUE OF UNEXERCISED
                                                                                  UNEXERCISED                 IN-THE-MONEY
                                                                                 OPTIONS/SARS                  OPTION/SARS
                                      SHARES ACQUIRED         VALUE              AT FY-END (#)                AT FY-END (#)
             NAME                     ON EXERCISE (#)        REALIZED ($)   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
- - -----------------------------        ---------------        ------------    -------------------------    -------------------------
Steve Wesson                                N/A                N/A              22,000/11,000                    0(1)

(1) None of the options held by Mr. Wesson are in-the-money.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

  Citadel and Steve Wesson entered into an Executive Employment Agreement, effective as of August 4, 1994 (the "Employment Agreement"). The term of the Employment Agreement is two years and is automatically renewed for subsequent one year terms unless either party gives notice of non-renewal. Mr. Wesson is paid an annual salary of $175,000 and a minimum annual bonus of $50,000. Pursuant to the Employment Agreement, Mr. Wesson was granted options in 1995 to purchase 33,000 shares of Common Stock of Citadel.

  On June 27, 1990 the Board authorized Citadel to enter into indemnity agreements with its then current as well as future directors and officers. Since that time, Citadel's officers and directors have entered such agreements. Under these agreements, Citadel agrees to indemnify its officers and directors against all expenses, liabilities and losses incurred in connection with any threatened, pending or completed action, suit or proceeding, whether civil or criminal, administrative or investigative, to which any such officer or director is a party or is threatened to be made a party, in any manner, based upon, arising from, relating to or by reason of the fact that he is, was, shall be or shall have been an officer or director, employee, agent or fiduciary of Citadel. Each of the current Citadel directors have entered into indemnity agreements with Citadel. Similar agreements also exist between Citadel's subsidiaries and the officers and directors of such subsidiaries.

COMPENSATION COMMITTEE

  From August 4, 1994 to August 31, 1995, Citadel dissolved the Compensation Committee and the entire Board of Directors took responsibility for the compensation decisions. On August 31, 1995, the Compensation Committee was reinstituted to include Directors Cotter, Gould and Villasenor. It is currently Citadel's policy that directors whose compensation is at issue are not involved in the discussion of, or voting on, such compensation.

  Mr. Wesson and Mr. Tompkins are the executive officers of Citadel. In accordance with Citadel's policy on executive officer compensation, Mr. Wesson and Mr. Tompkins are not involved in the discussion of, or voting on, their respective compensation. Mr. Tompkins receives no compensation for his services as an executive officer, but received director's fees. For the year ended December 31, 1995, such fee aggregated $95,700, including a bonus of $60,000 for services rendered to Citadel with respect to the Restructuring.

  Mr. Tompkins is President and a Director of Craig Corporation and Reading Corporation. Mr. Cotter is the Chairman of the Board of Craig Corporation and Reading. Mr. Cotter is a member of the Reading Executive Committee, which serves as the compensation committee for that company. Mr. Gould is a Director of Craig and is Chairman of the Craig Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

  The following table sets forth the shares of Common Stock, Preferred Stock and Voting Stock beneficially owned as of April 8, 1996 by (i) each director and nominee, (ii) all directors and executive officers as a group, and (iii) each person known to Citadel to be the beneficial owner of more than 5% of either the Common Stock or the Preferred Stock. Except as noted, the indicated beneficial owner of the shares has sole voting power and sole investment power.

                                    AMOUNT AND NATURE
NAME AND ADDRESS OF                   OF BENEFICIAL
 BENEFICIAL OWNER                       OWNERSHIP             PERCENT OF CLASS
- - -------------------------         ----------------------    -------------------
James J. Cotter(1)(4)             4,424,371 shares of       49.9% of Common
                                  Common Stock and          Stock and 100% of
                                  1,329,114 shares of       Preferred Stock
                                  Preferred Stock

Steve Wesson(4)                   22,000 shares of                    *
                                  Common Stock(2)


Alfred Villasenor, Jr.(4)         900 shares of                       *
                                  Common Stock


S. Craig Tompkins(4)                    --                           --

Ronald I. Simon(4)

William D. Gould(4)

Craig Corporation(1)(4)           4,424,371 shares of       49.9% of Common
                                  Common Stock and          Stock and 100% of
                                  1,329,114 shares of       Preferred Stock
                                  Preferred Stock

Reading Corporation (1)           1,564,473 shares of       26% of Common Stock
30 South Fifteenth Street         Common Stock              and 21.3% of Voting
Ste. 1300                                                   Stock
Philadelphia, PA  19102-4813

Lawndale Capital Management,
 Inc.,                            396,600 shares of         6.6% of Common Stock
 Andrew E. Shapiro,               Common Stock(3)           and 5.4% of Voting
 Diamond A Partners, L.P., and                              Stock(3)
 Diamond A Investors, L.P.
 One Sansome Street, Suite 3900
 San Francisco, California
  94104(3)



NAME AND ADDRESS OF                 AMOUNT AND NATURE
 BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP       PERCENT OF CLASS
- - -----------------------------   ------------------------   --------------------

John Winfield(5)                342,200 shares of          5.7% of the Common
2121 Avenue of the Stars,       Common Stock               Stock and 4.7%
 Suite 2020                                                of Voting Stock(3)
Los Angeles, CA  90067

All directors and executive     4,447,271 shares of        50% of Common Stock
 officers as a Group            Common Stock and           and 100% Preferred
 (5 persons)(1)                 1,329,114 shares of        Stock
                                Preferred Stock

(1) Mr. Cotter is the Chairman of Craig and Reading, and a principal stockholder of Craig. Craig, in turn, owns approximately 49.3% of the Common Stock of Reading. Collectively, Mr. Cotter and Craig own approximately 50.8% of the Common Stock of Reading. Craig owns directly 1,329,114 shares of Preferred Stock representing 18.1% of the currently outstanding voting securities of Citadel and a warrant (the "Warrant") to purchase 666,000 shares of Common Stock at $3.00 per share. Reading owns directly 1,564,473 shares of Common Stock and has an option (the "Option"), not currently exercisable, to acquire from Craig the Preferred Stock and the Warrant. These securities have been listed as beneficially owned by Mr. Cotter and Craig due to the inter-relationships between Mr. Cotter, Craig and Reading. The Preferred Stock and the Common Stock underlying the Option have not been listed as beneficially owned by Reading, as the Option is not currently exercisable. The Common Shares underlying the Warrant (representing 666,000 shares) have been listed as beneficially owned by Mr. Cotter and Craig even though the exercise price is currently materially in excess of the current market value of such Common Stock. Subject to certain limitations discussed elsewhere in the Report on Form 10-K, the Preferred Stock is convertible by the holder into Common Stock. The disclosures set forth with respect to Mr. Cotter and Craig with respect to their respective beneficial ownership of Common Stock for purposes of this Item have assumed conversion of the Preferred Stock into 2,193,898 shares of Common Stock and exercise in full of the Warrants. However, this conversion feature is subject to certain limitations, including a formula exercise price which varies with the market price of Common Stock and the right of the Company to redeem the Preferred Stock to the extent that the conversion feature is exercised and the exercise price would otherwise be less than $3.00 per share. Mr. Cotter disclaims beneficial ownership of all Citadel securities owned by Craig and/or Reading.
(2) Pursuant to the terms of an employment agreement, Citadel granted Mr.
    Wesson options to purchase 33,000 shares of Common Stock. The option has vested with respect to 22,000 shares, and will vest as to 11,000 shares on August 4, 1996.
(3) Based on ownership assuming no conversion of the Preferred Stock or exercise of the warrants.
(4) 550 S. Hope St., Ste. 1825, Los Angeles, California 90071
(5) Based upon a 13-D, Mr. Winfield has sole voting and investment power with respect to 155,000 shares and shares voting and investment power for an additional 155,000 shares with Intergroup Corporation, and also shares investment power for an additional 32,200 shares with family members.

* Represents less than one percent of the outstanding shares of Citadel Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Issuance of Stock to Craig Corporation

     In October and November 1994, Citadel issued 74,300 shares of Common Stock and 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock to Craig. James J. Cotter, Chairman of the Board of Citadel, was, at the time of such issuances, and currently is, the Chairman of the Board and a major stockholder of Craig. S. Craig Tompkins, Secretary/Treasurer and Principal Accounting Officer of Citadel, was, at the time of such issuances, and currently is, the President and a Director of Craig.

Settlement with Dillon and issuance of warrant to Craig Corporation

     On April 3, 1995, Citadel, Craig and Roderick K. Dillon and certain of his affiliates ("Dillon") entered into agreements to settle outstanding litigation between such parties. At the time of such settlement, Dillon was the beneficial owner of over 5% of the outstanding Common Stock of Citadel. In connection with the settlement, Citadel issued to Craig a two-year warrant to purchase at $3.00 per share 666,000 shares of Common Stock of Citadel that had been to Citadel by Dillon in connection with such settlement.

Transactions with Craig Corporation and Reading Company

     Commencing in August 1995, Citadel began renting corporate office space from Craig on a month to month basis and engaged Craig to provide certain administrative services. During fiscal 1995, $45,000 was paid to Craig for such rent and services. In addition, Citadel provided real estate consulting services to Craig's affiliate, Reading, during fiscal 1995, for which Citadel was paid $120,000.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

     (a)(1)  FINANCIAL STATEMENTS


                              DESCRIPTION                               PG. NO
                              -----------                               ------
   Independent Auditor's Report......................................   F-2

   Consolidated Balance Sheets as of December 31, 1995 and 1994......   F-3

   Consolidated Statements of operations for Each of the Three
    Years in the Period Ended December 31, 1995......................   F-4

   Consolidated Statements of Stockholders' Equity for Each of the
    Three Years in the Period Ended December 31, 1995................   F-5

   Consolidated Statements of Cash Flows for Each of the Three
    Years in the Period Ended December 31, 1995......................   F-6

   Notes to Consolidated Financial Statements........................   F-8

     (a)(2) FINANCIAL STATEMENT SCHEDULE

         Financial Statement Schedule III -- Real Estate
          and Accumulated Depreciation...............................  II-1


     (b)  REPORTS ON FORM 8-K

          (i) The Company filed a Report on Form 8-K on April 4, 1995, reporting on Item 5, "Other Information."

          (ii) The Company filed a Report on Form 8-K on April 25, 1995, reporting on Item 5, "Financial Statements"

     (c)  EXHIBITS

EXHIBIT
NO.                                    DESCRIPTION
- - ---                                    -----------

3.1 Certificate of Amendment of Restated Certificate of Incorporation of Citadel Holding Corporation, (filed as Exhibit 3.1 to the Company's Report on Form 10-K for the year-end December 31, 1994, and incorporated herein by reference).

3.2 Restated By-laws of Citadel Holding Corporation (filed as Exhibit 3.2 to the company's Form 10-K for the year ended December 31, 1988, and incorporated herein by reference)

3.3    Amendment to By-laws of Citadel Holding Corporation (filed herewith).

3.4    Amendment to By-laws of Citadel Holding Corporation (filed herewith).

4.1 Certificate of Designation of the 3% Cumulative Voting Convertible Preferred Stock of Citadel Holding Corporation (filed as Exhibit 3 to the Company's Report on Form 8-K, filed on November 14, 1994, and incorporated herein by reference)

10.1 Form of Investor Purchase Agreement between Fidelity Federal Bank and the investors (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.2 Settlement Agreement between Fidelity Federal Bank, Citadel Holding Corporation and certain lenders, dated as of June 3, 1994 (the "Letter Agreement")(filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.3 Amendment No. 1 to the Letter Agreement, dated as of June 30, 1994 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.4   Amendment No. 2 to Letter Agreement, dated as of July 28, 1994 (filed as
       Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

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

EXHIBIT
NO.                                  DESCRIPTION
- - ---                                  -----------


10.11 Loan and REO Purchase Agreement (Secondary), dated as of July 12, 1994, between Fidelity Federal Bank and EMC Mortgage Corporation (filed as
       Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.12 Deposit Escrow Agreement, dated as of July 13, 1994, between EMC Mortgage Corporation, Fidelity Federal Bank, and Morgan Guaranty Trust Company of New York (filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.13 Loan and REO Purchase Agreement (Secondary), dated as of July 21, 1994, between Fidelity Federal Bank and Internationale Nederlanden (US) Capital Corporation, Farallon Capital Partners, L.P., Tinicum Partners, L.P., and Essex Management Corporation (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.14 Deposit Escrow Agreement, dated as of July 21, 1994, between Fidelity Federal Bank and Internationale Nederlanden (US) Capital Corporation, Farallon Capital Partners, L.P., Tinicum Partners, L.P., Essex Management Corporation, and Morgan Guaranty Trust Company of New York (filed as
       Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.15 Purchase of Assets and Liability Assumption Agreement by and between Home Savings of America, FSB and Fidelity Federal Bank, FSB, dated as of July 19, 1994 (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.16 Credit Agreement among Citadel Realty, Inc., Citadel Holding Corporation and Craig Corporation, dated as of August 2, 1994 (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.17 Promissory Note, dated as of August 2, 1994, by Citadel Realty Inc. in favor of Craig Corporation (filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.18 Guaranty, dated as of August 2, 1994, by Citadel Holding Corporation in favor of Craig Corporation (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.19 Pledge Agreement, dated as of August 2, 1994, between Citadel Holding Corporation and Craig Corporation (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.20 Promissory Note, dated August 3, 1994, by Citadel Realty, Inc., in favor of Fidelity Federal Bank (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.21 Promissory Note, dated July 28, 1994, by Citadel Realty, Inc., in favor of Fidelity Federal Bank (filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

EXHIBIT
NO.                                     DESCRIPTION
- - ---                                     -----------


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

EXHIBIT
NO.                            DESCRIPTION
- - ---                            -----------

10.34 Amended Service Agreement between Fidelity Federal Bank and Citadel Holding Corporation dated as of August 1, 1994 (filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.35 Placement Agency Agreement, dated July 12, 1994 between JP Morgan Securities, Inc., Fidelity Federal Bank and Citadel Holding Corporation (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.36 Side letter, dated August 3, 1994, between Fidelity Federal Bank and Citadel Realty, Inc. (filed as Exhibit 10/36 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.37 Stock Exchange and Settlement Agreement, dated April 3, 1995, by and among Citadel Holding Corporation, Dillon Investors, L.P., a Delaware partnership, Roderick H. Dillon, Jr., an individual, Roderick H. Dillon, Jr. Foundation, an Ohio trust, and Roderick H. Dillon, Jr.--IRA (filed as
       Exhibit 10.1 to the Company's Report on Form 8-K, filed on April 4, 1995, and incorporated herein by reference)

10.38 Stock Purchase Agreement, dated October 21, 1994, by and between Citadel Holding Corporation and Craig Corporation, a Delaware corporation (filed as Exhibit 2 to the Company's Report on Form 8-K, filed on October 25, 1994, and incorporated herein by reference)

10.39 Preferred Stock Purchase Agreement, dated November 10, 1994, by and between Citadel Holding Corporation and Craig Corporation, a Delaware corporation (filed as Exhibit 2 to the Company's Report on Form 8-K, filed on November 14, 1994, and incorporated herein by reference)

10.40 Conversion Deferral, Warrant and Reimbursement Agreement, dated as of April 11, 1995, by and between Citadel Holding Corporation and Craig Corporation, a Delaware corporation (filed as Exhibit 10.40 to the Company's Report on Form 10-K for the year ended December 31, 1994)

10.41 Employment Agreement between Citadel Holding Corporation and Steve Wesson (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference)

10.42 Standard Office lease, dated as of July 15, 1994, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

10.43 First Amendment to Standard Office Lease, dated May 15, 1995, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit
       10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

10.44 Form of Stock Purchase Agreement, dated April 17, 1995, entered into by Citadel Holding Corporation and certain purchases of shares of Class B Common Stock of Fidelity Federal Bank (filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

EXHIBIT
NO.                                   DESCRIPTION
- - ---                                   -----------

10.45 Environmental Indemnity Agreement, dated May 15, 1995, by and among Citadel Realty, Inc., in favor of Fidelity Federal Bank (filed as Exhibit
       10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

10.46 Promissory Note secured by Deed of Trust, dated May 15, 1995, made by Citadel Realty, Inc., in favor of Fidelity Federal Bank (filed as Exhibit
       10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

10.47 Guaranty of Payment dated May 15, 1995 by Citadel Holding Corporation in favor of Fidelity Federal Bank (filed as Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

10.48 Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of may 15, 1995, made by Citadel Realty, Inc. in favor of Fidelity Federal Bank (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

10.49 Office Lease Modification between Citadel Realty, Inc. and American Express Travel Related Services Company dated March 1, 1996 (filed herewith)

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

                          CITADEL HOLDING CORPORATION
                          ---------------------------
                                  (Registrant)



Date:  April 15, 1996             /s/ Steve Wesson
                                  ------------------------------------------
                                    Steve Wesson
                                    President and Chief Executive Officer



Date:  April 15, 1996             /s/ S. Craig Tompkins
                                  ------------------------------------------
                                    S. Craig Tompkins
                                    Principal Accounting Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                       TITLES(S)                   DATE
- - -----------------------------   -----------------------------     --------------

/s/ James J. Cotter             Chairman of the Board and         April 15, 1996
- - -----------------------------   Director
James J. Cotter


/s/ S. Craig Tompkins           Director,                         April 15, 1996
- - -----------------------------   Secretary/Treasurer and
S. Craig Tompkins               Principal Accounting Officer


/s/ Alfred Villasenor, Jr.      Director                          April 15, 1996
- - -----------------------------
Alfred Villasenor, Jr.