Form 10-Q
period 1996-03-31
CITADEL HOLDING CORP
filed 1996-05-15
CIK 716634

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

                         Commission file number 1-8625


                          CITADEL HOLDING CORPORATION
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                 95-3885184
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

                Yes   [X]           No
                    -------            -------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 13, 1996, there were 6,003,924 shares of Common Stock, $0.01 par value per share, and 1,329,114 shares of Serial Preferred Stock, $0.01 par value per share outstanding.

===============================================================================

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----



                                                                            Page
                                                                            ----

PART 1.  Financial Information
- ------

Item 1.   Financial Statements
      Consolidated Balance Sheets as of March 31, 1996 (Unaudited)
       and December 31, 1995.........................................          3

     Consolidated Statements of Operations for the Three Months
       Ended March 31, 1996 and 1995 (Unaudited).....................          4

     Consolidated Statements of Cash Flows for Three Months Ended
       March 31, 1996 and 1995 (Unaudited)...........................          5

     Notes to Consolidated Financial Statements......................          6

Item 2.  Management's Discussion and Analysis of the Consolidated
         Statements of Operations....................................          9


PART 2.  Other Information
- ------

Item 1.  Legal Proceedings..........................................         13
Item 2.  Changes in Securities......................................         14
Item 3.  Defaults Upon Senior Securities............................         14
Item 4.  Submission of Matters to a Vote of Security Holders........         15
Item 5.  Other Information..........................................         15
Item 6.  Exhibits and Reports on Form 8-K...........................         15

Signatures..........................................................         16

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                 March 31,   December 31,
                                                   1996          1995
                                                -------------------------
                                                (In thousands of dollars)
ASSETS
- ------------------------------------

ASSETS
Cash and cash equivalents                       $ 16,026       $ 16,291
Properties held for sale                           7,897          7,942
Rental properties, net                            14,396         14,251
Other receivables                                    396            437
Other assets                                       1,650            894
                                                --------       --------

     Total assets                               $ 40,365       $ 39,815
                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

LIABILITIES
Security deposits payable                       $    254            253
Accrued legal fees                                   174            313
Accounts payable and accrued liabilities           1,976          1,343
Deferred proceeds from bulk sales agreement        4,000          4,000
Mortgage notes payable                            16,115         16,186
                                                --------       --------
         Total liabilities                        22,519         22,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Serial preferred stock, par value $.01,
 5,000,000 shares authorized, 3% Cumulative
 Voting Convertible, ($3.95 per share or
 $5,250,000 stated value) 1,329,114 shares
 issued and outstanding                               13             13
Common stock, par value $.01, 20,000,000
 shares authorized, 6,669,924 issued and
 outstanding                                          67             67
Additional paid-in capital                        65,080         65,197
Retained (deficit)                               (45,899)       (46,142)
Cost of treasury shares, 666,000 shares           (1,415)        (1,415)
                                                --------       --------

         Total stockholders' equity               17,846         17,720
                                                --------       --------

Commitments and contingencies

Total liabilities and stockholders' equity      $ 40,365       $ 39,815
                                                ========       ========

         See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months Ended
                                             March 31,
                                        1996           1995
                                     ---------------------------
                                      (In thousands of dollars,
                                       except per share amounts)

Real Estate Operations:

 Rental income                             $1,530    $1,037
 Interest income                              210        76
                                           ------    ------
                                            1,740     1,113
                                           ------    ------

 Real estate operating expenses               760       545
 Depreciation and amortization                122       100
 Interest expense                             398       238
 General and administrative expenses          217       425
                                           ------    ------
   Total expenses                           1,497     1,308
                                           ------    ------

 Gain on sale of properties                    --     1,541
                                           ------    ------

Earnings before income taxes                  243     1,346

Provision for income taxes                     --        --
                                           ------    ------

Net earnings                                  243     1,346
                                           ------    ------

Earnings per common and
  common equivalent share                  $ 0.03    $ 0.15
                                           ------    ------

         See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Three Months Ended
                                                               March 31,
                                                            1996       1995
                                                       -------------------------
                                                       (In thousands of dollars)
OPERATING ACTIVITIES
 Net earnings                                              $   243    $ 1,346
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization                            122         85
      Gain on sale of rental property                           --     (1,541)
      Amortization of deferred loan costs                       12         15
      Changes in operating assets and liabilities:
       Decrease (increase) in other receivables                 41        (55)
       Decrease (increase) in other assets                    (768)       163
       Increase (decrease) in security deposits                  1        (91)
       Increase (decrease) in accrued liabilities              494     (1,332)
                                                           -------    -------
 Net cash provided by (used in) operating activities           145     (1,410)

INVESTING ACTIVITIES
 Proceeds from sale of property                                 --      8,837
 Purchase of and additions to real estate                     (222)    (2,336)
                                                           -------    -------
Net cash provided by (used in) investing activities           (222)     6,501

FINANCING ACTIVITIES
 Dividends paid on Preferred Stock                            (117)        --
 Repayments of long-term borrowings                            (71)     (3,722)
                                                           -------    -------
Net cash (used in) financing activities                       (188)    (3,722)

Increase (decrease) in cash and cash equivalents              (265)     1,369
Cash and cash equivalents at beginning of period            16,291      4,805
                                                           -------    -------
Cash and cash equivalents at end of period                 $16,026    $ 6,174
                                                           =======    =======

SUPPLEMENTAL DISCLOSURES:

Interest paid during the three months ended March 31, 1996 and 1995 was $393,000 and $238,000, respectively.



         See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

Basis of Presentation
- ---------------------

The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and its wholly owned subsidiaries (collectively the "Company"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 1996 and December 31, 1995, and the results of operations and its cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1995 and for the year then ended.

Cash and Cash Equivalents
- -------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at March 31, 1996 is approximately $15.6 million which is being held in institutional money market mutual funds.

Earnings Per Share
- ------------------

Earnings per common and common equivalent share is based on 8,200,960 and
8,866,960        shares, the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended March 31, 1996 and 1995. The 3% Cumulative Voting Convertible Preferred Stock, the outstanding Warrants and stock options are common stock equivalents. The calculation of the weighted average shares of common stock outstanding included the effect of shares assumed to be issued on the conversion of the Preferred Stock as of the beginning of the periods being reported. The number of shares assumed converted as of the January 1, 1996 and 1995 amounted to 2,197,036 and was calculated as of March 31, 1996 in accordance with the Preferred Stock conversion terms described in Note 4.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 2 - RENTAL PROPERTIES AND PROPERTIES HELD FOR SALE
- -------------------------------------------------------

The Company's rental properties at March 31, 1996 and December 31, 1995 consist of the following:

                                           March 31,      December 31,
                                              1996            1995
                                         --------------   -------------
                                                 (in thousands)
Land                                      $  4,699         $  4,699
Building and improvements                   10,077            9,855
                                          --------         --------
Total                                     $ 14,776         $ 14,554
Less accumulated depreciation                 (380)            (303)
                                          --------         --------
Rental properties, net                    $ 14,396         $ 14,251
                                          --------         --------


At March 31, 1996 and December 31, 1995, rental properties consisted of one apartment building and two commercial buildings. Properties held for sale was comprised of one apartment building and an undeveloped parcel of land amounting to $7,497,000 and $400,000, respectively, at March 31, 1996.

On March 26, 1996, the Company entered into a Purchase and Sale Agreement to sell the apartment rental property included in Properties held for sale at March 31, 1996. The Buyer agreed to purchase the property for approximately $9.3 million, of which $0.5 million has been deposited in escrow. As of March 31, 1996, this property was encumbered by a mortgage in the amount of approximately $5,698,000. Pursuant to the terms of the Purchase and Sale Agreement, the closing date, subject to certain conditions precedent, is scheduled to occur on or before May 29, 1996.

During the three months ended March 31, 1995, the Company sold an apartment building and an office building which resulted in a gain of approximately $1,541,000.


NOTE 3 - TAXES ON INCOME
- ------------------------


For the three months ended March 31, 1996 and 1995, no provision for income taxes was required due to the realization for financial statement purposes of deferred tax assets previously reserved.


NOTE 4 - 3% CUMULATIVE VOTING CONVERTIBLE PREFERRED STOCK
- ---------------------------------------------------------

On November 10, 1994, the Company issued 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock ("Preferred Stock") at a stated value of $3.95 per share or $5,250,000 to Craig Corporation, a stockholder affiliate.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


The Preferred Stock carries a liquidation preference equal to its stated value and bears a cumulative (noncompounded) annual dividend equal to 3% of the stated value. Each share of the Preferred Stock entitles the holder to vote on all matters submitted to a vote of the Company's stockholders on the basis of one vote per share. The Preferred stock is convertible at the option of the holder into common stock. The conversion ratio is one share of Preferred Stock for a fraction of a share of common stock; the numerator of which is $3.95 per share plus any unpaid dividends, and the denominator of which is the average of the closing price per share of the Company's common stock, as defined ("Market Price"). If the Market Price exceeds $5.00 per share the conversion ratio will be calculated using a denominator of $5.00 per share and if the Market Price is below $3.00, the Company can redeem the Preferred Stock tendered for conversion. Except in the case of a tender at a conversion price of less than $3.00 per share, the Company does not have the right to call for the redemption of the Preferred Stock prior to November 1997. Thereafter, the Company has the right, at its sole option, to redeem at the sum of (1) $3.95 per share, (2) any unpaid dividends, and (3) a premium at the redemption equal to an accrual on the Stated Value ranging from 9% per annum during the period from November 1994 to November 1998 and thereafter reducing over time from the period November 1998 to November 2006 at the rate of 1% per year. The same formula pricing is also applicable to any redemption in connection with a tender for conversion. If the redemption date is after November 2006 there is no premium. The Market Price calculated in accordance with the terms of the Preferred Stock provisions approximated $2.39 at March 31, 1996, which price, would result in the Preferred Stock converting into approximately 2,197,000 shares of the Company's common stock.

Recorded as a reduction of paid in capital for the three months ended is $118,125, representing cumulative dividends declared for the nine month period ended March 31, 1996. At March 31, 1996, there are no undeclared cumulative dividends.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS


   Citadel Holding Corporation, a Delaware corporation ("Citadel" and collectively with its wholly owned subsidiaries, the "Company") has been engaged primarily in the ownership and management of commercial and residential property since August 1994.

RESULTS OF OPERATIONS

   The following is a comparison of the results of operations for the three months ended March 31, 1996 ("1996 Quarter") with the three months ended March 31, 1995 ("1995 Quarter"). Due to the nature of the Company's business activities, revenues and earnings have varied significantly reflecting the operating results of its managed real estate and asset sales during those periods.

   The Company's net earnings for the three months ended March 31, 1996 were $243,000 or $0.03 per share compared to $1,346,000 or $0.15 per share for the three month period ended March 31, 1995. Included in the earnings for the 1995 Quarter is approximately $1,541,000 from the sale of the Sherman Oaks and Harbor City properties.

   Rental income amounted to $1,530,000 for the 1996 Quarter as compared to $1,037,000 for the 1995 Quarter. The increase in the 1996 Quarter from the previous quarters reflects the change in composition of the Company's rental properties between the 1995 and 1996 Quarters. The 1996 Quarter includes rental income from the Company's May 1995 acquisition of the Glendale property amounting to approximately $485,000. The increase in real estate operating expenses to $760,000 in the 1996 Quarter as compared to $545,000 in the 1995 Quarter is principally due to the costs associated with operating the Glendale Building as well as an increase in deferred maintenance costs incurred at the apartment building held for sale.

   Interest expense was $398,000 in the 1996 Quarter as compared to $238,000 in the 1995 Quarter. The increase in interest expense is a result of additional mortgage loans obtained during the periods reported and an increase in overall interest rates. The Company obtained two mortgages aggregating approximately $6.1 million since the 1995 Quarter.

   General and administrative expenses amounted to $217,000 for the three months ended March 31, 1996 as compared to $425,000 for the three months ended March 31, 1995. Such decrease is attributable to (1) a reduction in outside professional and legal costs and (2) a decrease in directors fees related to a payment for past services authorized by the Board to a director in the 1995 Quarter. In addition, the 1996 Quarter includes a reimbursement of approximately $40,000 for consulting services provided by employees of the Company to its shareholder affiliate, Reading Company.

REAL ESTATE INTERESTS
- ---------------------


   The table below provides an overview of the properties which constituted all of the real properties owned by the Company at March 31, 1996.

Address                    Type       Units/        %         Major    Remaining
                                     Sq. Feet     Leased     Tenants   Lease Term
- --------                ----------  ----------   -------     -------   -----------

ARBOLEDA                Office/     178,000       99        American
1661 Camelback Rd.      Restaurant                          Express    Feb. 1999
Phoenix, Arizona                                            Others     1-5 Yrs.

BRAND                   Office       89,000       65        Fidelity   May 2005
600 N. Brand
Glendale, CA

PARTHENIA               Apartment        27       89         None      6-12 months
21028 Parthenia                      26,000
Canoga Park, CA

VESELICH                Apartment       216       93         None       6-12 months
3939 Veselich Ave.                  176,000
Los Angeles, CA

CLAREMONT               Land         26 Acres     --         --           --

   Arboleda, Phoenix
   -----------------

   At March 31, 1996, this property is substantially leased through February 1999 to American Express Company, which occupies 58% (100,098 sq. ft.) of the property.

   Brand, Glendale
   ---------------

   The Glendale Building was at the time of acquisition, the headquarters building of Fidelity Federal Bank, FSB ("Fidelity"). Citadel and Fidelity have entered into a 10 year, full service gross lease for four of the six floors of the Glendale Building. The rental rate for the first five years of the lease term is $26,000 per month (including parking) for the ground floor and approximately $75,000 per month (including parking) for the fourth, fifth and sixth floors. The lease provides for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%. After the first five years of the lease term, the rental rate for the ground floor will be adjusted to the higher of the then current market rate or the prevailing rental rate in the fifth year of the lease and the rental rate for the upper floors will be adjusted to the higher of the then current market rate or $1.50 per square feet increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity has the option to extend the lease of the ground floor for two consecutive five year terms at a market rental rate and has the option to purchase the Glendale Building at the market value at the expiration of the lease term, provided that the Company then owns the building. Fidelity has subsequently relocated its headquarters and is currently attempting to sublease all or a portion of its leased premises.

   Until April 1996, Public Storage occupied 30,879 square feet (two floors) with a total rental of $53,900 per month ($1.75/sq. ft.). The Company is actively seeking potential tenants for these premises. No agreements have been reached at this time and the Company can make no assurance that attractive terms will be reached with an alternative tenant.

   Veselich, Los Angeles
   ---------------------

   During the fourth quarter of 1995, the Company determined to seek offers for the sale of the property and on March 26, 1996 entered into a Purchase and Sale Agreement to sell the property for approximately $9.3 million. Pursuant to the terms of the Agreement, the closing date, subject to certain conditions precedent, is scheduled to occur on or before May 29, 1996. However, the Company can make no assurance that the sale will be closed.

   Claremont
   ---------

   The Company foreclosed on a loan previously made by Fidelity and received in the Restructuring on August 14, 1995. The property is currently carried on the books at $400,000. The Company is currently marketing this property for sale, however, due to certain conditions attached to the entitlements which require action of the adjacent owners, the Company can make no assurance that the property can be sold in the near term.

FINANCING OF REAL ESTATE INTERESTS

   The Company's acquisition of the Arboleda and Veselich properties was 100% leveraged: $10.2 million was obtained in the form of conventional mortgage loans by Fidelity against the Arboleda and Veselich properties, while the balance was obtained through drawdowns ($3.5 million) on an $8.2 million line of credit (the "Craig Line of Credit") from Craig Corporation ("Craig").

   With respect to the Veselich property, Fidelity extended a ten year loan, amortizing over thirty years, at an adjustable rate of interest tied to the one year Treasury rate plus approximately 3.7% per annum, with an initial rate of 7.25%. The rate on the Veselich loan is currently 8.75%. The loan secured by the Arboleda property has a seven year term, amortizing over 25 years, with an adjustable rate of interest tied to the six month LIBOR rate plus 4.5% per annum, with an initial rate of 9.25% per annum. The rate on this loan is currently 9.668%.

   The remainder of the purchase price of the Arboleda and Veselich properties was drawn on the Craig Line of Credit. The Craig Line was initially committed in the amount of $8.2 million, of which $6.2 million was immediately drawn down to purchase the Arboleda and Veselich properties and an additional property that has since been sold. On November 10, 1994, the Company retired $5.25 million of the Craig Line of Credit by issuance to Craig of 1,329,114 shares of the Company's 3% Cumulative Voting Convertible Preferred Stock. The remaining

$950,000 of the Craig Line of Credit was retired in May 1995 and, accordingly, the Company has no further funds available under the Craig Line of Credit.

   With regard to the purchase of the Glendale Building, Fidelity extended a 5 year loan, amortizing over twenty years, at an adjustable rate of interest tied to LIBOR plus 4.5% per annum, adjustable monthly, in the amount of $5.34 million. The Company paid Fidelity points of 1% plus normal closing costs. The loan is subject to prepayment penalties in year one of 4%, decreasing 1% in each subsequent year. The current interest rate is 9.668%.

   On May 1, 1995, the Company obtained a loan of $765,000 on the Parthenia property. The loan has a term of 30 years, with an adjustable rate of interest at 2.95% over the 11th District cost of funds, currently amounting to 7.824%.

BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY

   Cash and cash equivalents decreased by approximately $265,000 from $16,291,000 at December 31, 1995 to $16,026,000 at March 31, 1996. During the
three months ended March 31, 1996 the Company utilized cash proceeds of approximately $118,000 to pay dividends on the outstanding 3% Cumulative Convertible Preferred Stock and $222,000 to fund repairs at the Glendale Building.

   The Company expects that its sources of funds in the near term will include cash on hand ($16 million at March 31, 1996), cash flow from the operations of its real estate properties, consulting fees and proceeds from the sale of its properties net of the mortgage loan repayments.

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

   Management is currently evaluating the assets and opportunities available to the Company with a view to developing a new business plan. Among the alternatives under consideration are the continuation and expansion of its real estate operations, the movement into a new line or lines of business, merger or sale of the entire Company, and liquidation. Such alternatives may include the participation with the Company's major beneficial shareholders, Reading Company and/or Craig Corporation in land based entertainment businesses such as motion picture exhibition.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1 - LEGAL PROCEEDINGS
- --------------------------

Roven Litigation
- ----------------

   The Company, Hecco Ventures I and James J. Cotter were defendants in a civil action filed in 1990 by Alfred Roven in the United States District Court for the Central District of California. The complaint alleged fraud by the Company in a proxy solicitation relating to the Company's 1987 annual meeting of stockholders and breach of fiduciary duty. The complaint sought compensatory and punitive damages in an amount alleged to exceed $40 million. The complaint grew out of and was originally asserted as a counter claim in an action brought by the Company against Roven to recover alleged short swing profits. In October 1995, the Company, Hecco Ventures I and James J. Cotter were granted summary judgement on all causes of action asserted in the 1990 complaint in federal court. Roven has appealed that judgement.

   In 1995, Roven filed a complaint in the California Superior Court against the Company, Hecco Ventures I and James J. Cotter and, in addition, S. Craig Tompkins and certain other persons, including the Company's outside counsel and certain former directors of the Company (which directors are currently directors of Craig and Reading), alleging malicious prosecution in connection with the short swing profits litigation. The Company believes that it has meritorious defenses to these claims, and has not reserved any amounts with respect thereto. Defense of the action has been accepted by the Company's insurers. However, no assurance can be given that additional costs of defense will not be material to Citadel's future operating results considering the Company's limited revenue and operating profits.

Fidelity Employee Claims
- ------------------------

   Citadel is advised that, following the reduction of Citadel's interest in Fidelity from a 100% ownership interest to an approximately 16% non-voting equity interest, Fidelity significantly reduced staffing as part of its efforts to reduce costs. Certain terminated employees have threatened, and in one case filed, claims asserting that Citadel is in some manner liable for what is asserted to be wrongful termination of these individuals by Fidelity. In light of the fact that, among other things, these employees were never employees of Citadel and were terminated only after Citadel's interest in Fidelity had been reduced to an essentially non-voting 16% interest, the Company believes it has no liability to these individuals. Defense of this action has been accepted by the Company's insurer's, although the Company expects to incur some additional costs of defense.

Securities Litigation
- ---------------------

   In July 1995, Citadel was named as a defendant in a lawsuit alleging violations of federal securities laws in connection with the offering of common stock of Citadel's then wholly owned subsidiary, Fidelity, in 1994 as part of the previously reported Restructuring (the "Harbor Finance Litigation"). The suit was filed by Harbor Finance Partners in an alleged class action complaint in the

United States District Court - Central District of California on July 28, 1995 and named as defendants Citadel, Fidelity, Richard M. Greenwood (Fidelity's chief executive officer and Citadel's former chief executive officer), J.P. Morgan Securities, Inc. and Deloitte & Touche LLP. The suit alleged that false and misleading information was provided by the defendants in connection with Fidelity's stock offering and the defendants knew and failed to disclose negative information concerning Fidelity. Fidelity and Citadel filed a Motion to Dismiss, which was granted with leave to amend on January 25, 1996.
Plaintiff has now retained new counsel and filed a new complaint alleging essentially the same claims, but adding state securities law causes of action, and not naming J.P. Morgan Securities or Deloitte & Touche LLP. On March 15, 1996 Fidelity and Citadel filed a Motion to Dismiss the new complaint. Defense of the action has been accepted by Fidelity under the terms of the Stockholders Agreement entered into between Citadel and Fidelity as part of the restructuring of Citadel's interest in Fidelity, and Citadel, to date, has not retained separate counsel with respect to this litigation and is not incurring outside costs of defense. Since the filing of the initial complaint inn the Harbor Finance Litigation, Fidelity has completed a second recapitalization transaction, in which it raised gross proceeds of approximately $146 million through the sale of common and preferred stock. Citadel has been named in only two of the four alleged claims for relief and only in the capacity as an alleged controlling entity of Fidelity.

   Both the initial complaint and the new complaint filed by Harbor Finance Partners make certain assertions previously made in a wrongful termination and defamation action brought by William Strocco against Fidelity and Citadel, which was filed in Los Angeles County Superior Court on March 9, 1995. The plaintiff in that case is the former manager of Fidelity's REO Department who alleges that his employment was terminated in violation of public policy and was a result of breaches of his implied employment contract and the implied covenant of good faith and fair dealing. The plaintiff alleges his termination was related to the fact that he objected to various aspects of Fidelity's restructuring, including the selling of REO properties in bulk sales, as not in the interests of Fidelity, and that he asserted that the same was not fully disclosed to potential investors and to the Office of Thrift Supervision. Strocco also seeks damages for alleged defamation and interference with contractual relationship. Citadel has been named in only one of five causes of action brought by Strocco, and is made a party defendant only on the basis that Citadel allegedly conspired with and induced Fidelity to breach its employment agreement with Strocco.

   Both of the Harbor Finance and Strocco complaints seek damages in an unspecified amount. Citadel believes that these claims against it are without merit and is vigorously contesting them.

ITEM 2 - CHANGES IN SECURITIES
- ------------------------------

   Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------

   Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

   Not applicable.

ITEM 5 - OTHER INFORMATION
- --------------------------

   Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

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


                          CITADEL HOLDING CORPORATION
                          ---------------------------


By:  /s/ Steve Wesson
     -------------------------
     President and Chief
     Executive Officer
     May 14, 1996

     /s/ S. Craig Tompkins
     -------------------------
     Principal Accounting Officer
     May 14, 1996