Form 10-Q
period 1996-06-30
CITADEL HOLDING CORP
filed 1996-08-19
CIK 716634

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1996

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

                Yes   [x]           No  ______
                    -------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 13, 1996, there were 6,003,924 shares of Common Stock, $0.01 par value per share, and 1,329,114 shares of Serial Preferred Stock, $0.01 par value per share outstanding.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART 1.  Financial Information
- ------


Item 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 1996 (Unaudited)
       and December 31, 1995..............................................      3

     Consolidated Statements of Operations for the Three Months
       Ended June 30, 1996 and 1995 (Unaudited)...........................      4

     Consolidated Statements of Cash Flows for Three Months Ended
       June 30, 1996 and 1995 (Unaudited).................................      5

     Notes to Consolidated Financial Statements...........................      6

Item 2.      Management's Discussion and Analysis of the Consolidated
             Statements of Operations.....................................     12


PART 2.      Other Information
- -------

Item 1.      Legal Proceedings............................................     18
Item 2.      Changes in Securities........................................     19
Item 3.      Defaults Upon Senior Securities..............................     19
Item 4.      Submission of Matters to a Vote of Security Holders..........     19
Item 5.      Other Information............................................     20
Item 6.      Exhibits and Reports on Form 8-K.............................     20

Signatures................................................................     21

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  June 30,     December 31,
                                                    1996           1995
                                                 ----------   --------------
                                                  (In thousands of dollars)

ASSETS
- ----------------------------------------------

ASSETS
Cash and cash equivalents                         $ 19,168         $ 16,291
Properties held for sale                               400            7,942
Rental properties, net                              14,508           14,251
Other receivables                                      414              437
Other assets                                           898              894
                                                  --------         --------

         Total assets                             $ 35,388         $ 39,815
                                                  ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------------

LIABILITIES:
Security deposits payable                         $    164         $    253
Accrued legal fees                                     202              313
Accounts payable and accrued liabilities             1,263            1,343
Deferred proceeds from bulk sales agreement             --            4,000
Mortgage notes payable                              10,372           16,186
                                                  --------         --------
         Total liabilities                          12,001           22,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Serial preferred stock, par value $.01,
 5,000,000 shares authorized, 3% Cumulative
 Voting Convertible, ($3.95 per share or
 $5,250,000 stated value) 1,329,114 shares
 issued and outstanding                                 13               13
Common stock, par value $.01, 20,000,000
 shares authorized, 6,669,924 shares
 issued and outstanding                                 67               67
Additional paid-in capital                          65,080           65,197
Retained (deficit)                                 (40,358)         (46,142)
Cost of treasury shares, 666,000 shares             (1,415)          (1,415)
                                                  --------         --------

         Total stockholders' equity                 23,387           17,720
                                                  --------         --------

Total liabilities and stockholders' equity        $ 35,388         $ 39,815
                                                  ========         ========

          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Three Months Ended       Six Months Ended
                                                                          June 30,              June 30,
                                                                      1996        1995       1996       1995
                                                                    ------------------       ----------------
                                                               (In thousands of dollars, except per share amounts)

Real Estate Operations:
 Rental income                                                          $1,353    $1,264     $2,883    $2,301
 Interest income                                                           219       168        429       244
                                                                        ------    ------     ------    ------
                                                                         1,572     1,432      3,312     2,545
                                                                        ------    ------     ------    ------

 Real estate operating expenses                                            754       617      1,514     1,162
 Depreciation and amortization                                              99        83        221       183
 Interest expense                                                          396       323        794       561
 General and administrative expenses                                       255       339        472       764
                                                                        ------    ------     ------    ------
  Total expenses                                                         1,504     1,362      3,001     2,670
                                                                        ------    ------     ------    ------

 Gain on sale of rental property                                         1,473        --      1,473     1,541
                                                                        ------    ------     ------    ------

Earnings from Real Estate Operations                                     1,541        70      1,784     1,416

Gain (loss) related to Investment in
 Fidelity Federal Bank                                                   4,000       (39)     4,000       (39)
                                                                        ------    ------     ------    ------

Earnings before income taxes                                             5,541        31      5,784     1,377

Provision for income taxes                                                  --        --         --        --
                                                                        ------    ------     ------    ------

Net earnings                                                            $5,541    $   31     $5,784    $1,377
                                                                        ======    ======     ======    ======

Earnings per common and
 common equivalent share                                                $ 0.67    $ 0.00     $ 0.70    $ 0.16
                                                                        ======    ======     ======    ======





          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Six Months Ended
                                                                        June 30,
                                                                     1996       1995
                                                               ------------------------
                                                              (In thousands of dollars)
OPERATING ACTIVITIES
 Net Earnings                                                      $ 5,784     $ 1,377
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Gain from Investment in Fidelity                                (4,000)         --
    Depreciation and amortization                                      221         183
    Gain on sale of rental property                                 (1,473)     (1,541)
    Amortization of deferred loan costs                                 99          33
    Changes in operating assets and liabilities:
     (Increase) decrease in other receivables                           23         (39)
     (Increase) decrease in other assets                              (103)        278
     (Decrease) increase in security deposits                          (89)         17
     (Decrease) increase in accrued liabilities                       (191)     (1,396)
                                                                   -------     -------

 Net cash provided by (used in) operating activities                   271      (1,088)

INVESTING ACTIVITIES
 Proceeds from sale of Fidelity investment                              --      11,938
 Proceeds from sale of rental properties                             8,941       8,778
 Purchase of and additions to rental properties                       (418)     (9,449)
                                                                   -------     -------

 Net cash provided by (used in) investing activities                 8,523      11,267

FINANCING ACTIVITIES
 Repayments of long-term borrowings                                 (5,814)     (4,698)
 Capitalized financing costs                                            --        (143)
 Dividends paid on Preferred Stock                                    (117)         --
 Long-term mortgage borrowings                                          --       6,104
                                                                   -------     -------

 Net cash provided by (used in) financing activities                (5,931)      1,263

Increase (decrease) in cash and cash equivalents                     2,863      11,442

Cash and cash equivalents at beginning of period                    16,291       4,805
                                                                   -------     -------

Cash and cash equivalents at end of period                         $19,154     $16,247
                                                                   =======     =======

SUPPLEMENTAL DISCLOSURES:
Interest paid during the six months ended June 30, 1996 and 1995 was approximately $297,000 and $485,000, respectively.

          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

Basis of Presentation
- ---------------------

The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and its wholly owned subsidiaries (collectively the "Company"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 1996 and December 31, 1995, and the results of operations and its cash flows for the three months ended June 30, 1996 and 1995. The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the entire year.

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

Cash and Cash Equivalents
- -------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at June 30, 1996 is approximately $18.2 million which is being held in institutional money market mutual funds.

Earnings Per Share
- ------------------

Earnings per common and common equivalent share is based on 8,251,921 and 8,362,921 shares, the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended June 30, 1996 and 1995, and 8,251,921 and 8,640,421 shares during the six months ended June 30, 1996 and 1995, respectively. The 3% Cumulative Voting Convertible Preferred Stock, the outstanding Warrants and stock options are common stock equivalents. The calculation of the weighted average shares of common stock outstanding included the effect of shares assumed to be issued on the conversion of the Preferred Stock as of the beginning of the periods being reported. The number of shares assumed converted as of the January 1, 1996 and 1995 amounted to 2,247,997 and was calculated as of June 30, 1996 in accordance with the Preferred Stock conversion terms described in Note 4.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 2 - RENTAL PROPERTIES AND PROPERTIES HELD FOR SALE
- -------------------------------------------------------


The Company's rental properties at June 30, 1996 and December 31, 1995 consist of the following:

                                            June 30,      December 31,
                                              1996            1995
                                         --------------   -------------
                                                 (in thousands)
Land                                           $ 4,699         $ 4,699
Building and improvements                       10,259           9,855
                                               -------         -------
Total                                          $14,958         $14,554
Less accumulated depreciation                     (450)           (303)
                                               -------         -------
Rental properties, net                         $14,508         $14,251
                                               -------         -------


At June 30, 1996 and December 31, 1995, rental properties consisted of one apartment building and two office buildings. Properties held for sale consisted of an undeveloped parcel of land amounting to $400,000 at June 30, 1996. In August 1996, such undeveloped property was sold for a purchase price, net of expenses, approximating book value.

In May 1996, the Company sold an apartment rental property held for sale at December 31, 1995 for approximately $8.94 million, net of expenses. The sale resulted in a gain of approximately $1.473 million. Concurrently, with the sale, the Company paid off the related mortgage note payable amounting to approximately $5.7 million.

During the six months ended June 30, 1995, the Company sold an apartment building and an office building which resulted in a gain of approximately $1,541,000.


NOTE 3 - TAXES ON INCOME
- ------------------------

For the three months and six months ended June 30, 1996 and 1995, no provision for income taxes was required due to the realization for financial statement purposes of deferred tax assets previously reserved.


NOTE 4 - DEFERRED PROCEEDS FROM BULK SALES AGREEMENT
- ----------------------------------------------------

Under a Stockholders' Agreement, Citadel agreed to reimburse its previously owned subsidiary, Fidelity Federal Bank ("Fidelity"), for certain losses incurred by Fidelity in either curing breached representations or repurchasing assets sold under a bulk sales agreement, subject to a $4 million aggregate limit, in the event Fidelity were to be determined to have breached certain representations made in connection with certain bulk sales of loans and properties in 1994. As a

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 4 - DEFERRED PROCEEDS FROM BULK SALES AGREEMENT, CONT'D.
- -------------------------------------------------------------


significant number of material issues were unresolved with regards to the Company's ultimate exposure with respect to the indemnity clause negotiated with Fidelity, the Company included on the balance sheet, $4 million recorded as "deferred proceeds from bulk sales agreement". As Fidelity has reached settlement with the purchaser regarding such bulk sales claims and has agreed to release the Company from the indemnity given to Fidelity, the Company has reflected in the Statements of Operations for the three months ended June 30, 1996 a non-recurring gain related to its previous investment in Fidelity, which resulted from the reversal of the $4 million deferral.

NOTE 5 - 3% CUMULATIVE VOTING CONVERTIBLE PREFERRED STOCK
- ---------------------------------------------------------

On November 10, 1994, the Company issued 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock ("Preferred Stock") at a stated value of $3.95 per share or $5,250,000 to Craig Corporation, a stockholder affiliate. The Preferred Stock carries a liquidation preference equal to its stated value and bears a cumulative (noncompounded) annual dividend equal to 3% of the stated value. Each share of the Preferred Stock entitles the holder to vote on all matters submitted to a vote of the Company's stockholders on the basis of one vote per share. The Preferred stock is convertible at the option of the holder into common stock. The conversion ratio is one share of Preferred Stock for a fraction of a share of common stock; the numerator of which is $3.95 per share plus any unpaid dividends, and the denominator of which is the 60 business day average of the closing price per share of the Company's common stock, as defined ("Market Price"). If the Market Price exceeds $5.00 per share the conversion ratio will be calculated using a denominator of $5.00 per share and if the Market Price is below $3.00, the Company can redeem the Preferred Stock tendered for conversion. Except in the case of a tender at a conversion price of less than $3.00 per share, the Company does not have the right to call for the redemption of the Preferred Stock prior to November 1997. Thereafter, the Company has the right, at its sole option, to redeem for an amount equal to the sum of (1) Stated Value ($3.95 per share), (2) any unpaid dividends, and (3) a premium to Stated Value equal to 9% per annum during the period from November 1994 to November 1998 and thereafter reducing at the rate of 1% per year. The same formula pricing is also applicable to any redemption in connection with a tender for conversion. If the redemption date is after November 2006 there is no premium. The Market Price calculated in accordance with the terms of the Preferred Stock provisions approximated $2.39 at June 30, 1996, which price, would result in the Preferred Stock converting into approximately 2,247,997 shares of the Company's common stock.

Recorded as a reduction of paid in capital for the six months ended is $118,125, representing cumulative dividends declared through March 31, 1996. As of June 30, 1996, undeclared cumulative dividends amounted to $39,375. Such amounts were declared and paid subsequent to June 30, 1996.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 6 - SUBSEQUENT EVENT
- -------------------------


On August 12, 1996, the Company, with the approval of the Board of Directors, upon recommendation of a special committee of the independent directors of the Board of Directors, entered into a letter of intent (the "Letter of Intent") with its shareholder affiliates, Craig Corporation ("Craig) and Reading Company ("Reading"). Craig owns all the Company's outstanding shares of its 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share, (the "Preferred Stock") and a warrant to purchase 666,000 shares of the Company's Common Stock at $3.00 per share. Reading, which is 52.5% owned by Craig, owns 1,564,473 shares, or 26.1%, of the Company's Common Stock. The Letter of Intent contemplates two transactions including (i) the formation of a new Delaware holding company by Reading under the name of Reading Entertainment, Inc. ("Reading Entertainment") and (ii) the contribution by Craig and Citadel to Reading Entertainment of assets valued for purposes of the transaction at $88 million in exchange for equity securities of Reading Entertainment.

More specifically, the Letter of Intent contemplates that the Company will contribute cash in the amount of $7 million to Reading Entertainment in exchange for 70,000 shares of Reading Entertainment's Series A Voting Cumulative Convertible Preferred Stock and an option to transfer all or substantially all of its assets to Reading Entertainment for Reading Entertainment Common Stock (the "Asset Put Option"). Craig will contribute assets, valued for purposes of this transaction at $81 million, in exchange for 2,476,190 shares of Reading Entertainment Common Stock and 550,000 shares of Reading Entertainment Series B Voting Cumulative Convertible Preferred Stock. The assets to be transferred by Craig consist of 693,650 shares of the Series B Preferred Stock of Stater Bros. Holdings Inc., Craig's 50% membership interest in Reading International Cinemas LLC, and 1,329,114 shares of the Company's Preferred Stock. Upon consummation of the transactions, Craig and the Company will hold in the aggregate in excess of 80% of the voting power of Reading Entertainment with Craig's holdings representing approximately 77.4% of the voting power of Reading Entertainment and the Company's holdings representing approximately 5% of such voting power. Also upon completion of the transaction, Reading Entertainment will hold Company securities representing approximately 39.5% of the outstanding voting power of the Company's outstanding voting securities.

The Series A Preferred Stock to be issued to the Company will (i) bear a cumulative dividend of 6.5%, payable quarterly and (ii) be convertible at any time after 18 months from issuance (or earlier upon a change of control of Reading Entertainment) into shares of Reading Entertainment Common Stock at a conversion price of $11.50 per share.

The Asset Put Option is exercisable at any time after the closing of the transaction through a date 30 days after Reading Entertainment's Form 10-K is filed with respect to its year ended December 31, 1999, and entitles Citadel to exchange all or substantially all of its assets, as defined, together with any debt encumbering such assets, for shares of Reading Entertainment Common Stock (the "Asset Put"). Through October 1997, the common stock to be issued with

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 6 - SUBSEQUENT EVENT, CONT'D.
- ----------------------------------

respect to the Asset Put will be exchanged at $11.75 per share and thereafter, at 12.25 per share. However, if the average trading price of Reading Entertainment Common Stock exceeds 130% of the then applicable exchange price for more than 60 days, then the exchange price will thereafter be the fair market of the Reading Entertainment Common Stock from time to time, unless the Company exercises its Assets Put within 120 days of receipt of notice from Reading Entertainment of the occurrence of such average trading price over such 60 day period.

The Company will have certain demand and piggy-back registration rights with respect to Reading Entertainment Common Stock issuable on conversion of the Series A Voting Cumulative Convertible Preferred Stock or on exercise of the Asset Put. If Reading Entertainment fails to pay dividends on the Series A Preferred Stock for four consecutive quarters after 18 months from issuance, the Company will have the option to require Reading Entertainment to repurchase such shares at their aggregate liquidation value plus accumulated dividends. The Company and Reading Entertainment will each have a right to require redemption of the Series A Preferred Stock in the event of a change of control of Reading Entertainment and after five years from the date of issuance. Reading has agreed to reimburse the Company for its out of pocket costs with respect to the proposed transaction, up to a maximum of $280,000.

The Letter of Intent also provides that with respect to the Company's Preferred Stock that except in the event of a change of control of the Company, if such Preferred Stock is not tendered by Reading Entertainment for conversion to common stock prior to the 15th day following the filing of the Company's Form 10-K for fiscal 1996, the right to convert will be suspended for a one year period. In addition, the current redemption premium accrual rate will be reduced to 3% from the date of the closing of the transactions forward.

The Letter of Intent is non-binding on each of the companies and consummation of the proposed transaction is subject to certain conditions, including execution of definitive agreements, approval of the Reading stockholders, delivery of written fairness opinions from the companies' respective financial advisors and certain other standard and customary conditions. No stockholder approval is required with respect to the Company or Craig. However, in the event the Company determines to exercise the Asset Put Option, approval of the Company's stockholders may be required at such time, if the assets transferred were determined to constitute substantially all the Company's assets. Craig, which owns 52.5% of Reading's capital stock, has agreed to vote its shares in favor of the transactions and, accordingly, the vote of no other Reading shareholder is required for approval of the transactions.

Reading is currently involved in conventional multiplex cinema exhibition in Puerto Rico through its Cine Vista Cinemas chain, is scheduled to close in the immediate future the acquisition of the Angelika Film Center in New York (a specialty art multiplex cinema and cafe complex), and is working with Craig,

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 6 - SUBSEQUENT EVENT, CONT'D.
- ----------------------------------

through Reading International Cinemas LLC, to develop, a new chain of multiplex cinemas in Australia. Reading intends to expand the Angelika Film Center concept to other cities, and is currently reviewing a number of potential locations suitable for such complexes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Citadel Holding Corporation, a Delaware corporation ("Citadel" and collectively with its wholly owned subsidiaries, the "Company") has been engaged primarily in the ownership and management of commercial and residential property since August 1994. During this time period, the Company has considered acquisitions outside of the ownership and management of commercial and residential properties, and as a consequence of the real estate advisory and consulting services provided on a fee basis to Reading, has gained substantial familiarity with the cinema exhibition industry.

      In May 1996, the Company's shareholder affiliates, Reading Company ("Reading") and Craig Corporation ("Craig") authorized their respective managements to work together to develop one or more proposals for the consolidation of the assets of these two companies, and potentially of Citadel, into a single business unit to provide Reading with the capital funding necessary to pursue its Beyond-the Home entertainment business plan. In June 1996, the Company authorized its management to cooperate with such efforts and formed a special committee of the Board composed of outside directors unaffiliated with Craig and/or Reading to participate in the negotiation and review of any such potential transaction (the "Independent Committee"). The Independent Committee was authorized to retain, and did in fact retain, legal counsel and investment banking advisors to assist it in this process.

   On August 12, 1996, the Company, with the approval of the Board of Directors, entered into a letter of intent (the "Letter of Intent") with Reading and Craig. The Letter of Intent contemplates two transactions including (i) the formation of a new Delaware holding company by Reading under the name of Reading Entertainment, Inc. ("Reading Entertainment") and (ii) the contribution be Craig and Citadel to Reading Entertainment of assets, valued for purposes of the transaction at $88 million, in exchange for equity securities of Reading Entertainment (the "Stock Transaction"). See Footnote 6 of the Notes to Consolidated Financial Statements for more detailed information concerning the provisions contemplated by the Letter of Intent. Reference is also made to the Letter of Intent which is included as Exhibit 10.50 hereto.

   If consummated, the transactions will provide the Company an opportunity to make an initial investment in the Beyond-the-Home entertainment industry, and the ability, thereafter, to review the implementation by Reading Entertainment of its business plan and, if it approves of the progress made by Reading Entertainment, to make a further investment in this industry through the exercise of its Asset Put Option to exchange all or substantially all of its assets for Reading Entertainment Common Stock. The Company has the right to require Reading Entertainment to redeem the securities issued to it in the Stock Transaction after five years or sooner if Reading Entertainment fails to pay dividends on such securities for four quarters. Since this transaction does not constitute a current sale of all or substantially all of the assets of the Company, no shareholder approval is required or sought. However, exercise of the Asset Put Option may require shareholder approval.

   Craig owns all the Company's outstanding shares of its 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share, (the "preferred

Stock") and a warrant to acquire 666,000 shares of the Company's Common Stock at $3.00 per share. Reading, which is 52.5% owned by Craig, owns 1,564,473 shares, or 26.1%, of the Company's Common Stock. Together, these holdings represent approximately 39.5% of the voting power of the Company's outstanding equity securities.

   Reading is currently involved in conventional multiplex cinema exhibition in Puerto Rico through its Cine Vista Cinemas chain, is scheduled to close in the immediate future the acquisition of the Angelika Film Center in New York (a specialty art multiplex cinema and cafe complex), and is working with Craig, through Reading International Cinemas LLC, to develop, a new chain of multiplex cinemas in Australia. Reading intends to expand the Angelika Film Center concept to other cities, and is currently reviewing a number of potential locations suitable for such complexes.

   The Letter of Intent contemplates that the Company will contribute cash in the amount of $7 million to Reading Entertainment in exchange for 70,000 shares of Reading Entertainment Series A Voting Cumulative Convertible Preferred Stock and the Asset Put Option. Craig will contribute assets, valued for purposes of this transaction at $81 million, in exchange for 2,476,190 shares of Reading Entertainment Common Stock and 550,000 shares of Reading Entertainment Series B Voting Cumulative Convertible Preferred Stock. The assets to be transferred by Craig consist of 693,650 shares of the Series B Preferred Stock of Stater Bros. Holdings Inc., Craig's 50% membership interest in Reading International Cinemas LLC, and 1,329,114 shares of the Company's Preferred Stock. Upon consummation of the transaction, Craig and the Company will hold in the aggregate in excess of 80% of the voting power of Reading Entertainment with Craig's holdings representing approximately 77.4% of the voting power of Reading Entertainment and the Company's holdings representing approximately 5% of such voting power.

   The Asset Put Option is exercisable at any time after the closing of the transaction through a date 30 days after Reading Entertainment's Form 10-K is filed with respect to its year ended December 31, 1999, and gives the Company the right to exchange all or substantially all of its assets, as defined, together with any debt encumbering such assets, for shares of Reading Entertainment Common Stock (the "Asset Put"). Through October 1997, the common stock to be issued with respect to the Asset Put will be exchanged at $11.75 per share and thereafter, at $12.25 per share. However, if the average trading price of Reading Entertainment Common Stock exceeds 130% of the then applicable exchange price for more than 60 days, then the exchange price will thereafter be the fair market of the Reading Entertainment Common Stock from time to time, unless the Company exercises its Asset Put within 120 days of receipt of notice from Reading Entertainment of the occurrence of such average trading price over such 60 day period.

   The Letter of Intent also provides that with respect to the Company's Preferred Stock that except in the event of a change of control of the Company, if such Preferred Stock is not tendered by Reading Entertainment for conversion to common stock prior to the 15th day following the filing of the Company's Form 10-K for fiscal 1996, the rights to convert will be suspended for a one year period. In addition, the current redemption premium accrual rate will be reduced to 3% from the date of the closing of the transactions forward.

RESULTS OF OPERATIONS


   The following is a comparison of the results of operations for the three months ended March 31, 1996 ("1996 Quarter") with the three months ended March 31, 1995 ("1995 Quarter") and a comparison of the results of operations for the six months ended June 30, 1996 (the "1996 Six Months") with the six months ended June 30, 1995 (the "1995 Six Months"). Due to the nature of the Company's business activities, revenues and earnings have varied significantly reflecting the operating results of its managed real estate and asset sales during those periods.

   The Company's net earnings for the 1996 Quarter were $5,541,000 or $0.67 per common and common equivalent share, as compared to $31,000 or $0.00 per common and common equivalent share for the 1995 Quarter. The net earnings for the 1996 Six Months was $5,784,000 or $0.70 per common and common equivalent share, as compared to $1,377,000 or $0.16 per common and common equivalent share for the 1995 Six Months. Included in net earnings for the 1996 Quarter and 1996 Six Months is (1) approximately $1,473,000 from the sale of an apartment building and (2) non-recurring income amounting to $4,000,000 resulting from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans and properties by Citadel's previously owned subsidiary, Fidelity Federal Bank ("Fidelity"). At the time of the bulk sale in 1994 by Fidelity, Citadel agreed to indemnify Fidelity, up to $4,000,000, with respect to certain losses that might be incurred by Fidelity in the event of a breach by Fidelity of certain environmental and structural representations made by Fidelity to the purchaser of such loans and properties. Fidelity has reached settlement with the purchaser regarding such bulk sale claims and has agreed to release Citadel from the indemnity given to Fidelity. Included in the earnings for the 1995 Six Months is approximately $1,541,000 from the sale of two rental properties.

   Rental income amounted to $1,353,000 for the 1996 Quarter as compared to $1,264,000 for the 1995 and rental income amounted to $2,883,000 for the 1996 Six Months as compared to $2,301,000 for the 1995 Six Months. The increase in the 1996 periods from the 1995 periods reflects the change in composition of the Company's rental properties between the periods. As of June 30, 1996 rental properties consisted of one apartment building and two commercial buildings as compared to two apartment buildings and two commercial properties (one of which was purchased in May 1995) as of June 30, 1995.

   Real estate operating costs amounted to $754,000 in the 1996 Quarter as compared to $617,000 in the 1995 Quarter. The increase in real estate operating expenses to $1,514,000 in the 1996 Six Months as compared to $1,162,000 in the 1995 Six Months is principally due to the costs associated with operating an office building located in Glendale, California which was purchased in May 1995, as well as, an increase in deferred maintenance costs incurred at the apartment building sold in May 1996.

   Interest expense was $396,000 in the 1996 Quarter as compared to $323,000 in the 1995 Quarter and amounted to $794,000 for the 1996 Six Months as compared to $561,000 for the 1995 Six Months. The increase in interest expense is a result of additional mortgage loans obtained during the periods reported and an increase in overall interest rates. The Company obtained two mortgages aggregating approximately $6.1 million since the 1995 Quarter. In May 1996, the Company upon sale of a rental property for approximately $8.941 million, net of expenses, repaid an outstanding mortgage on said property amounting to approximately $5.7 million.

   General and administrative expenses decreased to $255,000 in the 1996 Quarter as compared to $339,000 three months ended March 31, 1995. General and administrative expenses amounted to $472,000 in the 1996 Six Months as compared to $764,000 in the 1995 Six Months. Such 1996 Six Month decrease is attributable to (1) a reduction in outside professional and legal costs and (2) a decrease in directors fees related to a payment for past services authorized by the Board to a director in the 1995 Six Months. In addition, the 1996 Six Months includes approximately $85,000 in fee income for consulting services provided by employees of the Company to Reading.


REAL ESTATE INTERESTS
- ---------------------


   The table below provides an overview of the properties which constituted all of the real properties owned by the Company at June 30, 1996.


                                      Units/        %         Major    Remaining
    Address               Type       Sq. Feet     Leased     Tenants   Lease Term
- ------------------     ----------    --------   ----------   -------   ----------

ARBOLEDA                Office/      178,000       99       American
1661 Camelback Rd.      Restaurant                          Express    Feb. 1999
Phoenix, Arizona                                            Others     1-5 Yrs.


BRAND                   Office        89,000       65       Fidelity   May 2005
600 N. Brand
Glendale, CA

PARTHENIA               Apartment         27       89       None       6-12 months
21028 Parthenia                       26,000
Canoga Park, CA

CLAREMONT               Land          26 Acres     --         --             --

   Arboleda, Phoenix
   -----------------

   At June 30, 1996, this property is substantially leased. American Express Company, which occupies 58% (100,098 sq. ft.) of the property, has leased their portion of the property through February 1999.

   Brand, Glendale
   ---------------

   The Glendale Building was at the time of acquisition, the headquarters building of Fidelity Federal Bank, FSB ("Fidelity"). Citadel and Fidelity have entered into a 10 year, full service gross lease for four of the six floors of the Glendale Building. The rental rate for the first five years of the lease term is $26,000 per month (including parking) for the ground floor and approximately $75,000 per month (including parking) for the fourth, fifth and sixth floors. The lease provides for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%. After the first five years of the lease term, the rental rate for the ground floor will be adjusted to the higher of the then current market rate or the prevailing rental rate in the fifth year of the lease and the rental rate for the upper floors will be adjusted to the higher of the then current market rate or $1.50 per square feet increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity has the option to extend the lease of the ground floor for two consecutive five year terms at a market rental rate and has the option to purchase the Glendale Building at the market value at the expiration of the lease term, provided that the Company then owns the building. Fidelity has subsequently relocated its headquarters and is working with the Company to rent the entire building, other than the ground floor which houses Fidelity's principal branch office, to a single user.

   Until April 1996, Public Storage occupied 30,879 square feet (two floors) with a total rental of $53,900 per month ($1.75/sq. ft.). The Company is actively seeking potential tenants, for these premises and the upper floor space currently leased by Fidelity. While the Company has entered into lease negotiations with a potential user for the entire building, exclusive of the ground floor, no definite agreement has yet been entered into and the Company can make no assurance that a definitive agreement will be reached.

   Claremont
   ---------

   This property was sold in August 1996 at a price approximating book value.


FINANCING OF REAL ESTATE INTERESTS


   The Company's acquisition of the Arboleda and Veselich properties (the Veselich property was sold in May 1996) was 100% leveraged: $10.2 million was obtained in the form of conventional mortgage loans from Fidelity against the Arboleda and Veselich properties, while the balance was obtained through drawdowns ($3.5 million) on an $8.2 million line of credit (the "Craig Line of Credit") from Craig Corporation ("Craig").

   The loan secured by the Arboleda property has a seven year term, amortizing over 25 years, with an adjustable rate of interest tied to the six month LIBOR rate plus 4.5% per annum, with an initial rate of 9.25% per annum. The rate on this loan is currently 10%. With respect to the Veselich property, Fidelity extended a ten year loan, amortizing over thirty years, at an adjustable rate of interest tied to the one year Treasury rate plus approximately 3.7% per annum, with an initial rate of 7.25%. Such loan was repaid upon the sale of the property in May 1996.

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

   With regard to the purchase of the Glendale Building, Fidelity extended a 5 year loan, amortizing over twenty years, at an adjustable rate of interest tied to LIBOR plus 4.5% per annum, adjustable monthly, in the amount of $5.34 million. The Company paid Fidelity points of 1% plus normal closing costs. The current interest rate is 10%.

   On May 1, 1995, the Company obtained a loan of $765,000 on the Parthenia property. The loan has a term of 30 years, with an adjustable rate of interest at 2.95% over the 11th District cost of funds, currently amounting to 7.759%.


BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY


   Cash and cash equivalents increased by approximately $2,863,000 from $16,291,000 at December 31, 1995 to $19,154,000 at June 30, 1996. During the six
months ended June 30, 1996 the Company utilized cash proceeds of approximately $118,000 to pay dividends on the outstanding Preferred Stock and $418,000 to fund repairs at the Glendale Building. Net cash provided by investing activities during the six months ended included approximately $8.941 million from the sale of a rental property, of which approximately $5.7 million was used in repaying the long-term mortgage on said property.

   The Company expects that its sources of funds in the near term will include cash on hand ($19.154 million at June 30, 1996), cash flow from the operations of its real estate properties, consulting fees and proceeds from the sale of its properties net of the mortgage loan repayments.

   In the short term, uses of funds are expected to include (i) funding of the repair of the earthquake damage to the parking structure of the Glendale Building as well as possible leasehold improvements to be incurred in releasing the Glendale Building, (ii) operating expenses, (iii) debt service under the property mortgages, (iv) dividends declared, if any, under the Preferred Stock and (v) funding of the anticipated $7 million capital investment in Reading Entertainment. Management believes that the Company's sources of funds will be sufficient to meet its cash flow requirements for the foreseeable future.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1 - LEGAL PROCEEDINGS
- --------------------------


Roven Litigation
- ----------------

   The Company, Hecco Ventures I and James J. Cotter are defendants in a civil action filed in 1990 by Alfred Roven in the United States District Court for the Central District of California. The complaint alleged fraud by the Company in a proxy solicitation relating to the Company's 1987 annual meeting of stockholders and breach of fiduciary duty. The complaint sought compensatory and punitive damages in an amount alleged to exceed $40 million. The complaint grew out of and was originally asserted as a counter claim in an action brought by the Company against Roven to recover alleged short swing profits under Section 16(b) of the Securities Exchange Act of 1934 (the "Section 16 Action"). The Company believes it has meritorious defenses to these claims and has not reserved any amounts with respect thereto. In October 1995, the Company, Hecco Ventures I and James J. Cotter were granted summary judgement on all causes of action asserted in the 1990 complaint in federal court. Roven has appealed that judgement.

   In 1995, Roven filed a complaint in the California Superior Court against the Company, Hecco Ventures I and James J. Cotter and, in addition, S. Craig Tompkins and certain other persons, including the Company's outside counsel and certain former directors of the Company (which directors are currently directors of Craig and or Reading), alleging malicious prosecution in connection with the
Section 16 Action. The Company believes that it has meritorious defenses to these claims, and has not reserved any amounts with respect thereto. Defense of the action has been accepted by the Company's insurers. In August 1996, the Los Angeles County Superior Court ordered summary judgement in favor of the Company and all other defendants.

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

   One former Fidelity employee, William Strocco brought in a wrongful termination and defamation action against Fidelity and Citadel, which was filed in Los Angeles County Superior Court on March 9, 1995. The plaintiff in that case is the former manager of Fidelity's REO Department who alleged that his employment was terminated in violation of public policy and was a result of breaches of his implied employment contract and the implied covenant of good faith and fair dealing. The plaintiff alleged his termination was related to the fact that he objected to various aspects of Fidelity's restructuring, including the selling of REO properties in bulk sales, as not in the interests of Fidelity, and that he asserted that the same was not fully disclosed to potential investors and to the Office of Thrift Supervision. Strocco also sought damages for alleged defamation and interference with contractual relationship. Citadel was named in only one of five causes of action brought by Strocco, and was made a party defendant only on the basis that Citadel allegedly conspired with and induced Fidelity to breach its employment agreement with Strocco. In July 1996, the Superior Court ordered summary judgement in favor of Citadel.

Securities Litigation
- ---------------------

   In July 1995, Citadel was named as a defendant in a lawsuit alleging violations of federal securities laws in connection with the offering of common stock of Citadel's then wholly owned subsidiary, Fidelity, in 1994 as part of the previously reported restructuring (the "Harbor Finance Litigation"). The suit was filed by Harbor Finance Partners in an alleged class action complaint in the United States District Court - Central District of California on July 28, 1995
and named as defendants Citadel, Fidelity, Richard M. Greenwood (Fidelity's chief executive officer and Citadel's former chief executive officer), J.P. Morgan Securities, Inc. and Deloitte & Touche LLP. The complaint, which has been amended on three occasions in response to motions to dismiss brought by Fidelity and Citadel, and which, as amended, has deleted as defendants, J.P. Morgan Securities, Inc. and Deloitte & Touche LLP alleged that false and misleading information was provided by the defendants in connection with Fidelity's stock offering and the defendants knew and failed to disclose negative information concerning Fidelity. Fidelity and Citadel filed a Motion to Dismiss, which was granted with leave to amend on January 25, 1996. Plaintiff has now retained new counsel and filed a new complaint alleging essentially the same claims, but adding state securities law causes of action, and not naming J.P. Morgan Securities or Deloitte & Touche LLP. On March 15, 1996 Fidelity and Citadel filed a Motion to Dismiss the new complaint. Defense of the action has been accepted by Fidelity under the terms of the Stockholders Agreement entered into between Citadel and Fidelity as part of the restructuring of Citadel's interest in Fidelity, and Citadel, to date, has not retained separate counsel with respect to this litigation and is not incurring outside costs of defense. In August 1996, the Federal District Court for the Central District of California dismissed with prejudice all federal claims in the case against Citadel, Fidelity and Greenwood and dismissed all state claims without prejudice to the ability of the plaintiff to file such claims in a new state court action.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

    A.  Exhibits

         10.50 Letter of Intent dated August 12, 1996 by and between Reading Company, Citadel Holding Corporation, Craig Corporation, Reading Entertainment, Inc., Craig Management, Inc., and Citadel Acquisition Corp., Inc.

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


                          CITADEL HOLDING CORPORATION
                          ---------------------------


By:  /s/ Steve Wesson
     -------------------------
     President and Chief
     Executive Officer
     August 19, 1996

     /s/ S. Craig Tompkins
     -------------------------
     Principal Accounting Officer
     August 19, 1996