Form 10-Q
period 1996-09-30
CITADEL HOLDING CORP
filed 1996-11-14
CIK 716634

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1996

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

                Yes   X                 No
                    -----                  -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 1996, there were 6,003,924 shares of Common Stock, $0.01 par value per share outstanding.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                      Page
                                                                      ----
PART 1.  Financial Information
------


Item 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 1996 (Unaudited)
       and December 31, 1995.........................................   3

     Consolidated Statements of Operations for the Three and Nine
       Months Ended September 30, 1996 and 1995 (Unaudited)..........   4

     Consolidated Statements of Cash Flows for Nine Months Ended
       September 30, 1996 and 1995 (Unaudited).......................   5

     Notes to Consolidated Financial Statements......................   6

Item 2. Management's Discussion and Analysis of the Consolidated
        Statements of Operations.....................................   12


PART 2. Other Information
-------

Item 1. Legal Proceedings............................................   19
Item 2. Changes in Securities........................................   21
Item 3. Defaults Upon Senior Securities..............................   21
Item 4. Submission of Matters to a Vote of Security Holders..........   21
Item 5. Other Information............................................   21
Item 6. Exhibits and Reports on Form 8-K.............................   21

Signatures...........................................................   22

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                 September 30,    December 31,
                                                     1996             1995
                                                 -----------------------------
                                                   (In thousands of dollars)
ASSETS
--------------------------------------------
Assets
Cash and cash equivalents                        $ 19,815        $ 16,291
Properties held for sale                               --           7,942
Rental properties, net                             14,462          14,251
Other receivables                                     142             437
Other assets                                        1,001             894
                                                 --------        --------
      Total assets                               $ 35,420        $ 39,815
                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------

Liabilities:
Security deposits payable                        $     86        $    253
Accrued legal fees                                    119             313
Accounts payable and accrued liabilities            1,338           1,343
Deferred proceeds from bulk sales agreement            --           4,000
Mortgage notes payable                             10,333          16,186
                                                 --------        --------
       Total liabilities                           11,876          22,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Serial preferred stock, par value $.01,
 5,000,000 shares authorized, 3% Cumulative
 Voting Convertible, ($3.95 per share or
 $5,250,000 stated value) 1,329,114 shares
 issued and outstanding                                13              13
Common stock, par value $.01, 20,000,000
 shares authorized, 6,669,924 shares
 issued and outstanding                                67              67
Additional paid-in capital                         65,040          65,197
Retained (deficit)                                (40,161)        (46,142)
Cost of treasury shares, 666,000 shares            (1,415)         (1,415)
                                                 --------        --------
      Total stockholders' equity                   23,544          17,720
                                                 --------        --------
Total liabilities and stockholders' equity       $ 35,420        $ 39,815
                                                 ========        ========

         See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                           1996          1995    1996         1995
                                     ------------------------    -----------------------
                                     (In thousands of dollars, except per share amounts)
Real Estate Operations:
  Rental income                            $  1,029  $  1,575    $  3,912  $  3,876
  Interest income                               249       237         678       481
                                           --------  --------    --------  --------
                                              1,278     1,812       4,590     4,357
                                           --------  --------    --------  --------

  Real estate operating expenses                485       760       1,999     1,922
  Depreciation and amortization                  75       127         296       343
  Interest expense                              262       361       1,056       889
  General and administrative expenses           279       659         751     1,423
                                           --------  --------    --------  --------
    Total expenses                            1,101     1,907       4,102     4,577
                                           --------  --------    --------  --------
  Gain on sale of rental property                20        --       1,493     1,541
                                           --------  --------    --------  --------

Earnings from Real Estate Operations            197       (95)      1,981     1,321

Gain (loss) related to Investment in
  Fidelity Federal Bank                          --        --       4,000       (39)
                                           --------  --------    --------  --------
Earnings before income taxes                    197       (95)      5,981     1,282

Provision for income taxes                       --        --          --        --
                                           --------  --------    --------  --------

Net earnings (loss)                        $    197  $    (95)   $  5,981  $  1,282
                                           ========  ========    ========  ========
Earnings (loss) per common and
  common equivalent share                  $   0.02  $  (0.01)   $   0.74  $   0.15
                                           ========  ========    ========  ========

         See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                          September 30,
                                                       1996           1995
                                                   --------------------------
                                                    (In thousands of dollars)
OPERATING ACTIVITIES
 Net Earnings                                        $  5,981       $  1,282
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Gain from Investment in Fidelity                 (4,000)            --
      Depreciation and amortization                       296            299
      Gain on sale of rental property                  (1,493)        (1,541)
      Amortization of deferred loan costs                  79             44
      Changes in operating assets and liabilities:
       (Increase) decrease in other receivables           295           (156)
       (Increase) decrease in other assets               (185)           170
       (Decrease) increase in security deposits          (167)            33
       (Decrease) increase in accrued liabilities        (199)        (1,348)
                                                     --------       --------

 Net cash provided by (used in) operating activities      607         (1,217)

INVESTING ACTIVITIES
 Proceeds from sale of Fidelity investment                 --         11,938
 Proceeds from sale of rental properties                9,361          8,778
 Purchase of and additions to rental properties          (434)        (9,505)
                                                     --------       --------

 Net cash provided by (used in) investing activities    8,927         11,211

FINANCING ACTIVITIES
 Repayments of long-term borrowings                    (5,853)        (4,746)
 Capitalized financing costs                               --           (143)
 Dividends paid on Preferred Stock                       (157)          (101)
 Long-term mortgage borrowings                             --          6,104
                                                     --------       --------
 Net cash provided by (used in) financing activities   (6,010)         1,114

Increase (decrease) in cash and cash equivalents        3,524         11,108

Cash and cash equivalents at beginning of period       16,291          4,805
                                                     --------       --------
Cash and cash equivalents at end of period           $ 19,815       $ 15,913
                                                     ========       ========

SUPPLEMENTAL DISCLOSURES:
  Interest paid during the nine months ended September 30, 1996 and 1995 was approximately $551,000 and $844,000, respectively. During the nine months ended September 30, 1995, the Company received its common stock valued at $1.415 million in exchange for Fidelity stock.

         See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and its wholly owned subsidiaries (collectively, the "Company"). In the opinion of management, the accompanying consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of September 30, 1996 and December 31, 1995, and the results of operations and its cash flows for the three months ended September 30, 1996 and 1995. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the entire year.

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at September 30, 1996 is approximately $19.1 million which is being held in institutional money market mutual funds.

Earnings Per Share
------------------

Earnings per common and common equivalent share is based on 8,113,629, the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended September 30, 1996 and 1995, and 8,113,629 and 8,380,029 shares during the nine months ended September 30, 1996 and 1995, respectively. The 3% Cumulative Voting Convertible Preferred Stock, the outstanding Warrants and stock options are common stock equivalents. The calculation of the weighted average shares of common stock outstanding included the effect of shares assumed to be issued on the conversion of the Preferred Stock as of the beginning of the periods being reported. The number of shares assumed converted as of the January 1, 1996 and 1995 amounted to 2,109,705 and was calculated as of September 30, 1996 in accordance with the Preferred Stock conversion terms described in Note 5.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 2 - RENTAL PROPERTIES AND PROPERTIES HELD FOR SALE
-------------------------------------------------------


The Company's rental properties at September 30, 1996 and December 31, 1995 consist of the following:

                                        September 30,      December 31,
                                             1996              1995
                                       --------------     -------------
                                                (in thousands)
Land                                   $   4,699           $ 4,699
Building and improvements                 10,289             9,855
                                       ---------           -------
Total                                  $  14,988           $14,554
Less accumulated depreciation               (526)             (303)
                                       ---------           -------
Rental properties, net                 $  14,462           $14,251
                                       ---------           -------

At September 30, 1996 and December 31, 1995, rental properties consisted of one apartment building and two office buildings. At December 31, 1995, properties held for sale amounted to approximately $7.942 million and were comprised of an apartment rental property and an undeveloped parcel of land.

In May 1996, the Company sold the apartment rental property held for sale at December 31, 1995 for approximately $8.94 million, net of expenses. The sale resulted in a gain of approximately $1.473 million. Concurrent with the sale, the Company paid off the related mortgage note payable amounting to
approximately $5.7 million.   In addition, in August 1996, the Company sold the
undeveloped parcel of land in Claremont for a price, net of expenses, which resulted in a gain of approximately $20,000.

During the nine months ended September 30, 1995, the Company sold an apartment building and an office building which resulted in a gain of approximately $1,541,000.

In August 1994, the Company and Fidelity Federal Bank, FSB ("Fidelity") entered into a ten year, full service lease for four of the six floors of an office building owned by the Company in Glendale, California (the "Glendale Building"). The rental rate for the first five years of the lease term is $26,000 per month for the ground floor, which houses Fidelity's principal branch office, and approximately $75,000 per month for floors four through six. On October 1, 1996, the Company and Fidelity amended the office lease for the Glendale Building resulting in 1) termination of the lease commitment for floors four through six resulting in a reduction of rent payments amounting to approximately $75,000 per month after January 31, 1997, (2) termination of Fidelity's option to purchase the Glendale Building, and (3) a modification to the mortgage with Fidelity on the Glendale Building eliminating the prepayment penalty and (4) an obligation by the Company to refund to Fidelity approximately $450,000 on February 1, 1997. Concurrent with the signing of these agreements, the Company entered into a ten year, full service lease for all of the floors, excluding the ground floor (approximately 80,000 square feet), of the Glendale Building with Disney Enterprises, Inc. ("Disney"). The rental rate for the first five years of the lease term beginning February 1, 1997 is approximately $148,000 per month (excluding parking) and approximately $164,000 for the remaining five year term. Disney has the option

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 2 - RENTAL PROPERTIES AND PROPERTIES HELD FOR SALE, CONT'D
---------------------------------------------------------------

to renew the lease for two consecutive five year terms. The Lease provides that the Company will contribute towards tenant improvements and common area upgrades approximately $2.4 million. In addition, the Company expects to incur costs for other building upgrades, governmental compliance, commissions and legal fees prior to the commencement of lease payments by Disney of approximately $1.1 million.


NOTE 3 - TAXES ON INCOME
------------------------


For the three months and nine months ended September 30, 1996 and 1995, no provision for income taxes was required due to the realization for financial statement purposes of deferred tax assets previously reserved.


NOTE 4 - DEFERRED PROCEEDS FROM BULK SALES AGREEMENT
----------------------------------------------------


Under a Stockholders' Agreement, Citadel agreed to reimburse its previously owned subsidiary, Fidelity Federal Bank ("Fidelity"), for certain losses incurred by Fidelity in either curing breached representations or repurchasing assets sold under a bulk sales agreement, subject to a $4 million aggregate limit, in the event Fidelity were to be determined to have breached certain representations made in connection with certain bulk sales of loans and properties in 1994. As a significant number of material issues were unresolved with regards to the Company's ultimate exposure with respect to the indemnity clause negotiated with Fidelity, the Company included on the balance sheet $4 million recorded as "deferred proceeds from bulk sales agreement". As Fidelity has reached settlement with the purchaser regarding such bulk sales claims and has released the Company from the indemnity given to Fidelity, the Company has reflected in the Statements of Operations for the nine months ended September 30, 1996 a non-recurring gain related to its previous investment in Fidelity, which resulted from the reversal of the $4 million deferral.


NOTE 5 - 3% CUMULATIVE VOTING CONVERTIBLE PREFERRED STOCK
---------------------------------------------------------


On November 10, 1994, the Company issued 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock ("Preferred Stock") at a stated value of $3.95 per share, or $5,250,000, to Craig Corporation, a stockholder affiliate. The Preferred Stock carries a liquidation preference equal to its stated value and bears a cumulative (noncompounded) annual dividend equal to 3% of the stated value. Each share of the Preferred Stock entitles the holder to vote on all matters submitted to a vote of the Company's stockholders on the basis of one vote per share. The Preferred Stock is convertible at the option of the holder into common stock.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 5 - 3% CUMULATIVE VOTING CONVERTIBLE PREFERRED STOCK, CONT'D
-----------------------------------------------------------------


The conversion ratio is one share of Preferred Stock for a fraction of a share of common stock; the numerator of which is $3.95 per share plus any unpaid dividends, and the denominator of which is the 60 business day average of the closing price per share of the Company's common stock, as defined ("Market Price"). If the Market Price exceeds $5.00 per share the conversion ratio will be calculated using a denominator of $5.00 per share and if the Market Price is below $3.00, the Company can redeem the Preferred Stock tendered for conversion. Except in the case of a tender at a conversion price of less than $3.00 per share, the Company does not have the right to call for the redemption of the Preferred Stock prior to November 1997. Thereafter, the Company has the right, at its sole option, to redeem for an amount equal to the sum of (1) stated value ($3.95 per share), (2) any unpaid dividends, and (3) a premium to Stated Value equal to 9% per annum during the period from November 1994 to November 1998 and thereafter reducing at the rate of 1% per year (the "Accrual Percentage"). The same formula pricing is also applicable to any redemption in connection with a tender for conversion. If the redemption date is after November 2006 there is no premium. The Market Price calculated in accordance with the terms of the Preferred Stock provisions approximated $2.4885 at September 30, 1996, which price, would result in the Preferred Stock converting into approximately 2,109,705 shares of the Company's common stock.

As described in Note 6, on October 15, 1996, the Company issued 1,329,114 shares of Series B 3% Cumulative Voting Convertible Preferred Stock ("Series B Preferred Stock") in exchange for the Preferred Stock. The terms of the Series B Preferred Stock are substantially identical to the terms of the Preferred Stock except that (i) the Accrual Percentage is 3% after October 15, 1996 and
(ii) except on a change in control of the Company, the Series B Preferred Stock will not be convertible into Common Stock of the Company for a one year period commencing on the 15th day following the filing of the Company's Annual Report on Form 10-K for the year ending December 31, 1996.

Recorded as a reduction of paid in capital for the nine months ended is $157,500, representing cumulative dividends declared through June 30, 1996. As of September 30, 1996, undeclared cumulative dividends amounted to $39,375.


NOTE 6 - SUBSEQUENT EVENT
-------------------------


On October 15, 1996, the Company, with the approval of the Board of Directors, upon recommendation of a special committee of the independent directors of the Board of Directors, consummated the transaction (the "Exchange Transaction") contemplated by an exchange agreement (the "Exchange Agreement") dated as of September 4, 1996 with its shareholder affiliates Craig Corporation ("Craig) and Reading Entertainment, Inc. ("Reading"). Prior to consummation of the transaction, Craig owned all the Company's outstanding shares of its 3% Cumulative Voting Convertible Preferred

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 6 - SUBSEQUENT EVENT, CONT'D
---------------------------------


Stock, stated value $3.95 per share, (the "Preferred Stock") and a warrant to purchase 666,000 shares of the Company's Common Stock at $3.00 per share. Also at that time, Craig owned approximately 52.5% of Reading, which owned 1,564,473 shares, or 26.1%, of the Company's Common Stock.

Pursuant to the terms of the Exchange Agreement, the Company contributed cash in the amount of $7 million to Reading Entertainment in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an option to transfer all or substantially all of its assets to Reading for Reading Common Stock (the "Asset Put Option"). Craig contributed assets, valued for purposes of this transaction at $81 million, in exchange for 2,476,190 shares of Reading Common Stock and 550,000 shares of Reading Series B Voting Cumulative Convertible Preferred Stock. The assets transferred by Craig consisted of 693,650 shares of the Series B Preferred Stock of Stater Bros. Holdings Inc., Craig's 50% membership interest in Reading International Cinemas LLC, and 1,329,114 shares of the Company's Preferred Stock. In accordance with the Exchange Agreement, Reading exchanged the Preferred Stock of the Company received from Craig for an equal number of shares of the Company's Series B 3% Cumulative Voting Convertible Preferred Stock (the "Series B Preferred Stock"). The terms of the Company's Series B Preferred Stock are substantially identical to the terms of the Company's previously issued Preferred Stock (see Note 5) except that (i) the Accrual Percentage is 3% after October 15, 1996 and (ii) except on a change in control of the Company, the holders of the Company's Series B Preferred Stock do not have the right to convert the Series B Preferred Stock into Company Common Stock during the one year period commencing on the fifteenth day following the filing of the Company's Annual Report on Form 10-K for the year ending December 31, 1996.

As a consequence of the exchange transactions, Craig and the Company hold in the aggregate approximately 82.4% of the voting power of Reading Entertainment with Craig's holdings representing approximately 77.4% of the voting power of Reading Entertainment and the Company's holdings representing approximately 5% of such voting power. Also, upon consummation of the transaction, Reading owns 1,329,114 shares of the Company's Series B Preferred Stock, which, when considered with Reading's holdings of Company Common Stock, representing approximately 39.5% of the outstanding voting power of the Company's outstanding voting securities. Craig also holds a warrant to purchase 666,000 shares of the Company's Common Stock at an exercise price of $3.00 per share. If the Company's Series B Preferred Stock were converted into Company Common Stock and such warrant held by Craig were exercised, Reading and Craig could hold over a majority of the aggregate voting power of such capital stock since the conversion price of the Preferred Stock is based on a 60 trading day average of the market price of the Common Stock.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 6 - SUBSEQUENT EVENT, CONT'D
---------------------------------


The Series A Preferred Stock acquired by the Company (i) has a liquidation preference of $100 per share ("Stated Value"), (ii) bears a cumulative dividend of 6.5%, payable quarterly and (iii) is convertible at any time after 18 months from issuance (or earlier upon a change of control of Reading) into shares of Reading Common Stock at a conversion price of $11.50 per share. Reading and the holders of Reading's Series A Preferred Stock will have the right during the 90-day period beginning October 15, 2001 (provided the Company has not exercised the Asset Put Option described below), or in the event of a change of control of Reading to repurchase the shares of the Series A Preferred Stock for their aggregate Stated Value plus accumulated dividends. In addition, if Reading shall fail to pay dividends for four consecutive quarters after 18 months from issuance, the Company has the option to require Reading to repurchase such shares at their aggregate liquidation value plus accumulated dividends.

The Asset Put Option is exercisable at any time after the closing of the transaction through a date 30 days after Reading Entertainment's Form 10-K is filed with respect to its year ended December 31, 1999, and entitles Citadel to exchange all or substantially all of its assets, as defined, together with any debt encumbering such assets, for shares of Reading Entertainment Common Stock (the "Asset Put"). Through October 1997, the common stock to be issued with respect to the Asset Put will be exchanged at $11.75 per share and thereafter, at $12.25 per share, however, if the average trading price of Reading Common Stock exceeds 130% of the then applicable exchange price for more than 60 days, then the exchange price will thereafter be the fair market of the Reading Common Stock from time to time, unless the Company exercises its Assets Put within 120 days of receipt of notice from Reading of the occurrence of such average trading price over such 60 day period.

The Company will have certain demand and piggy-back registration rights with respect to Reading Common Stock issuable on conversion of the Series A Voting Cumulative Convertible Preferred Stock or on exercise of the Asset Put. Reading agreed to reimburse the Company for its out of pocket costs with respect to the Exchange Transaction, up to a maximum of $280,000.

Reading is currently involved in conventional multiplex cinema exhibition in Puerto Rico through its Cine Vista Cinemas chain, in the domestic exhibition of art and specialty film through its recent acquisition of the Angelika Film Center in New York (a specialty art multiplex cinema and cafe complex), and the development of a new chain of conventional multiplex cinemas in Australia. Reading intends to expand the Angelika Film Center concept to other cities, and is currently reviewing a number of potential locations suitable for such complexes.

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

      In May 1996, the Company's shareholder affiliates, Reading Entertainment, Inc. ("Reading") and Craig Corporation ("Craig") authorized their respective managements to work together to develop one or more proposals for the consolidation of the assets of these two companies, and potentially of Citadel, into a single business unit to provide Reading with the capital funding necessary to pursue its Beyond-the Home entertainment business plan. In June 1996, the Company authorized its management to cooperate with such efforts and formed a special committee of the Board composed of outside directors unaffiliated with Craig and/or Reading to participate in the negotiation and review of any such potential transaction (the "Independent Committee"). The Independent Committee was authorized to retain, and did in fact retain, legal counsel and investment banking advisors to assist it in this process.

   On October 15, 1996, the Company, with the approval of the Board of Directors, consummated the transaction (the "Exchange Transaction") contemplated by an exchange agreement (the "Exchange Agreement") dated as of September 4, 1996 with Reading and Craig and certain of their affiliates. Pursuant to the terms of the Exchange Agreement, the Company contributed cash in the amount of $7 million to Reading in exchange for 70,000 shares of Reading Entertainment Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and the Asset Put Option. Craig contributed assets, valued for purposes of this transaction at $81 million, in exchange for 2,476,190 shares of Reading Entertainment Common Stock and 550,000 shares of Reading Entertainment Series B Voting Cumulative Convertible Preferred Stock. The assets transferred by Craig consisted of 693,650 shares of the Series B Preferred Stock of Stater Bros. Holdings Inc., Craig's 50% membership interest in Reading International Cinemas LLC, and 1,329,114 shares of the Company's Preferred Stock. Upon consummation of the transaction, Craig and the Company hold in the aggregate approximately 82.4% of the voting power of Reading with Craig's holdings representing approximately 77.4% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power. See Footnote 6 of the Notes to Consolidated Financial Statements for more detailed information concerning the provisions of the Exchange Agreement. In accordance with the Exchange Agreement, Reading exchanged the Preferred Stock of the Company received from Craig for an equal number of shares of the Company's Series B 3% Cumulative Voting Convertible Preferred Stock (the "Series B Preferred Stock"). The terms of the Company's Series B Preferred Stock are substantially identical to the terms of the Company's previously issued Preferred Stock (see Note 5) except that (i) the Accrual Percentage is 3% after October 15, 1996 and (ii) except on a change in control of the Company, the holders of the Company's Series B Preferred Stock do not have the right to convert the Series B Preferred Stock into Company Common

Stock during the one year period commencing on the fifteenth day following the filing of the Company's Annual Report on Form 10-K for the year ending December 31, 1996.

   The Asset Put Option is exercisable at any time after October 18, 1996 through a date 30 days after Reading Form 10-K is filed with respect to its year ended December 31, 1999, and gives the Company the right to exchange all or substantially all of its assets, as defined, together with any debt encumbering such assets, for shares of Reading Common Stock (the "Asset Put"). Through October 1997, the common stock to be issued with respect to the Asset Put will be exchanged at $11.75 per share and thereafter, at $12.25 per share. However, if the average trading price of Reading Entertainment Common Stock exceeds 130% of the then applicable exchange price for more than 60 days, then the exchange price will thereafter be the fair market of the Reading Entertainment Common Stock from time to time, unless the Company exercises its Asset Put within 120 days of receipt of notice from Reading Entertainment of the occurrence of such average trading price over such 60 day period.

    Also as a consequence of the Exchange Transaction, Reading owns 1,329,114 shares of the Company's Series B Preferred Stock, which, when considered with Reading's holdings of Company Common Stock, representing approximately 39.5% of the outstanding voting power of the Company's outstanding voting securities. Craig continues to hold a warrant to purchase 666,000 shares of the Company's Common Stock at an exercise price of $3.00 per share. If the Company's Series B Preferred Stock were converted into Company Common Stock and such warrant were exercised, Reading and Craig could hold over a majority of the aggregate voting power of such capital stock since the conversion price of the Preferred Stock is based on a 60 trading day average of the market price of the Common Stock.

   The exchange transactions provide the Company an opportunity to make an initial investment in the Beyond-the-Home entertainment industry, and the ability, thereafter, to review the implementation by Reading of its business plan and, if it approves of the progress made by Reading, to make a further investment in this industry through the exercise of its Asset Put Option to exchange all or substantially all of its assets for Reading Common Stock. The Company has the right to require Reading to redeem the securities issued to it in the Exchange Transaction after five years or sooner if Reading fails to pay dividends on such securities for four quarters.

   Reading is currently involved in conventional multiplex cinema exhibition in Puerto Rico through its Cine Vista Cinemas chain, in the exhibition of art and specialty film as a result of its recent acquisition of the Angelika Film Center in New York (a specialty art multiplex cinema and cafe complex), and the development of a new chain of conventional multiplex cinemas in Australia. Reading intends to expand the Angelika Film Center concept to other cities, and is currently reviewing a number of potential locations suitable for such complexes.

   RESULTS OF OPERATIONS


   The following is a comparison of the results of operations for the three months ended September 30, 1996 ("1996 Quarter") with the three months ended September 30, 1995 ("1995 Quarter") and a comparison of the results of operations for the nine months ended September 30, 1996 (the "1996 Nine Months") with the nine months ended September 30, 1995 (the "1995 Nine Months"). Due to the nature of the Company's business activities, revenues and earnings have varied significantly reflecting the operating results of its managed real estate and asset sales during those periods.

   The Company's net earnings for the 1996 Quarter were $197,000 or $0.02 per common and common equivalent share, as compared to a loss of $95,000 or $0.01 per common and common equivalent share for the 1995 Quarter. The net earnings for the 1996 Nine Months was $5,981,000 or $0.74 per common and common equivalent share, as compared to $1,282,000 or $0.15 per common and common equivalent share for the 1995 Nine Months. Included in net earnings for the 1996 Nine Months is (1) approximately $1,493,000 from the sale of an apartment building and a parcel of land and (2) non-recurring income amounting to $4,000,000 resulting from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans and properties by Citadel's previously owned subsidiary, Fidelity Federal Bank ("Fidelity"). At the time of the bulk sale in 1994 by Fidelity, Citadel agreed to indemnify Fidelity, up to $4,000,000, with respect to certain losses that might be incurred by Fidelity in the event of a breach by Fidelity of certain environmental and structural representations made by Fidelity to the purchaser of such loans and properties. Fidelity has reached settlement with the purchaser regarding such bulk sale claims and has agreed to release Citadel from the indemnity given to Fidelity. Included in the earnings for the 1995 Nine Months is approximately $1,541,000 from the sale of two rental properties.

   Rental income amounted to $1,029,000 for the 1996 Quarter as compared to $1,575,000 for the 1995 Quarter and rental income amounted to $3,912,000 for the 1996 Nine Months as compared to $3,876,000 for the 1995 Nine Months. The changes in the 1996 periods as compared to the 1995 periods reflect the change in composition of the Company's rental properties between the periods. As of September 30, 1996 rental properties consisted of one apartment building and two commercial buildings as compared to two apartment buildings and two commercial properties (one of which was purchased in May 1995) as of September 30, 1995.

   Real estate operating costs decreased in the 1996 Quarter to $485,000 as compared to $760,000 in the 1995 Quarter as a result of the sale of the Veselich apartment building in May 1996. The increase in real estate operating expenses to $1,999,000 in the 1996 Nine Months as compared to $1,922,000 in the 1995 Nine Months is principally due to the costs associated with operating an office building located in Glendale, California, which was purchased in May 1995, as well as, an increase in maintenance costs incurred at the apartment building sold in May 1996.

   Interest expense was $262,000 in the 1996 Quarter as compared to $361,000 in the 1995 Quarter and amounted to $1,056,000 for the 1996 Nine Months as compared to $889,000 for the 1995 Nine Months. The increase in interest expense for the 1996 Nine Months as compared to the 1995 Nine Months is a result of additional mortgage loans obtained during the periods reported and an increase in overall interest rates. The Company obtained two mortgages aggregating approximately $6.1 million in the second quarter of 1995. In May 1996, the Company upon sale of a rental property for approximately $8.941 million, net of expenses, repaid an outstanding mortgage on said property amounting to approximately $5.7 million which resulted in a reduction of interest expense in the 1996 Quarter as compared to the 1995 Quarter.

   General and administrative expenses decreased to $279,000 in the 1996 Quarter as compared to $659,000 for the 1995 Quarter. General and administrative expenses amounted to $751,000 in the 1996 Nine Months as compared to $1,423,000 in the 1995 Nine Months. The decrease reflected in the 1996 Nine Month results as compared to 1995 is attributable to (1) a significant reduction in outside professional and legal costs and (2) a decrease in directors fees related to bonuses for past services authorized by the Board to directors in the 1995
Nine Months. In addition, the 1996 Quarter and 1996 Nine Months includes approximately $42,000 and $127,000, respectively, in fee income for consulting services provided by employees of the Company to Reading.


REAL ESTATE INTERESTS
---------------------


   The table below provides an overview of the properties which constituted all of the real properties owned by the Company at September 30, 1996.

                                                Units/        %         Major     Remaining
Address                           Type         Sq. Feet     Leased     Tenants    Lease Term
--------------------              -----------  --------   ----------   --------   ----------

ARBOLEDA                          Office/      178,000          99     American
1661 Camelback Rd.                Restaurant                           Express    Feb. 1999
Phoenix, Arizona                                                       Others     1-5 Yrs.

BRAND                             Office        89,000          10     Fidelity   May 2005
600 N. Brand                                                    90     Disney     Feb. 2006
Glendale, CA

PARTHENIA                         Apartment         27          89     None       6-12 months
21028 Parthenia                      26,000
Canoga Park, CA

   Arboleda, Phoenix
   -----------------

   This property is substantially leased. American Express Company, which occupies 58% (100,098 sq. ft.) of the property, has leased their portion of the property through February 1999.

   Brand, Glendale
   ---------------

   The Glendale Building was at the time of acquisition in August 1994, the headquarters building of Fidelity Federal Bank, FSB ("Fidelity"). Citadel and Fidelity at that time entered into a 10 year, full service gross lease for four of the six floors of the Glendale Building. The rental rate for the first five years of the lease term is $26,000 per month (including parking) for the ground floor and approximately $75,000 per month (including parking) for the fourth, fifth and sixth floors. The lease provides for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%. After the first five years of the lease term, the rental rate for the ground floor will be adjusted to the higher of the then current market rate or the prevailing rental rate in the fifth year of the lease. Fidelity has the option to extend the lease of the ground floor for two consecutive five year terms at a market rental rate and had the option to purchase the Glendale Building at the market value at the expiration of the lease term. Fidelity subsequently relocated its headquarters.

   On October 1, 1996, the Company and Fidelity amended the office lease for the Glendale Building resulting in 1) termination of the lease commitment for floors four through six resulting in a reduction of rent payments amounting to approximately $75,000 per month after January 31, 1997, (2) termination of Fidelity's option to purchase the Glendale Building, and (3) a modification to the mortgage with Fidelity on the Glendale Building eliminating the prepayment penalty and (4) reimbursement by the Company to Fidelity of approximately $450,000 on February 1, 1997. Concurrent with the signing of these agreements, the Company entered into a ten year, full service lease for all of the floors, excluding the ground floor (approximately 80,000 square feet), of the Glendale Building with Disney Enterprises, Inc. ("Disney"). The rental rate for the first five years of the lease term beginning February 1, 1997 is approximately $148,000 per month (excluding parking) and approximately $164,000 for the remaining five year term. Disney has the option to renew the lease for two consecutive five year terms. The Lease provides that the Company will contribute towards tenant improvements and common area upgrades approximately $2.4 million. In addition, the Company expects to incur costs for other building upgrades, governmental compliance, commissions and legal fees prior to the commencement of lease payments by Disney of approximately $1.1 million.

FINANCING OF REAL ESTATE INTERESTS


   The Company's 1994 acquisition of the Arboleda and Veselich properties (the Veselich property was sold in May 1996) was 100% leveraged: $10.2 million was obtained in the form of conventional mortgage loans from Fidelity against the Arboleda and Veselich properties, while the balance was obtained through drawdowns ($3.5 million) on an $8.2 million line of credit (the "Craig Line of Credit") from Craig Corporation ("Craig").

   The loan secured by the Arboleda property has a seven year term, amortizing over 25 years, with an adjustable rate of interest tied to the six month LIBOR rate plus 4.5% per annum, with an initial rate of 9.25% per annum. The rate on this loan is currently 9.937%. With respect to the Veselich property, Fidelity extended a ten year loan, amortizing over thirty years, at an adjustable rate of interest tied to the one year Treasury rate plus approximately 3.7% per annum, with an initial rate of 7.25%. Such loan was repaid upon the sale of the property in May 1996.

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

   With regard to the purchase of the Glendale Building, Fidelity extended a 5 year loan, amortizing over twenty years, at an adjustable rate of interest tied to LIBOR plus 4.5% per annum, adjustable monthly, in the amount of $5.34 million. The Company paid Fidelity points of 1% plus normal closing costs. The current interest rate is 9.937%.

   On May 1, 1995, the Company obtained a loan of $765,000 on the Parthenia property. The loan has a term of 30 years, with an adjustable rate of interest at 2.95% over the 11th District cost of funds, currently amounting to 7.789%.


BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY


   Cash and cash equivalents increased by approximately $3,524,000 from $16,291,000 at December 31, 1995 to $19,815,000 at September 30, 1996. During
the nine months ended September 30, 1996 the Company utilized cash proceeds of approximately $157,000 to pay dividends on the outstanding Preferred Stock and $434,000 to fund improvements at the Glendale Building. Net cash provided by investing activities during the nine months ended included approximately $8.941 million from the sale of a rental property, of which approximately $5.7 million was used in repaying the long-term mortgage on said property.

   The Company expects that its sources of funds in the near term will include cash on hand ($19.815 million at September 30, 1996), cash flow from the operations of its real estate properties, consulting fees and proceeds from the sale of its properties net of the mortgage loan repayments. On October 15, 1996, $7 million was used to acquire from Reading the Series A Preferred Stock and the Asset Put Option.

   In the short term, uses of funds are expected to include (i) funding of the Glendale Building leasehold improvements and building upgrades required under the terms of the Disney Lease and leasing costs amounting to approximately $3.9 million, (ii) operating expenses, (iii) debt service under the property mortgages,and (iv) dividends declared, if any, under the Preferred Stock. Management believes that the Company's sources of funds will be sufficient to meet its cash flow requirements for the foreseeable future.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1 - LEGAL PROCEEDINGS
--------------------------


Roven Litigation
----------------

   The Company, Hecco Ventures I and James J. Cotter are defendants in a civil action filed in 1990 by Alfred Roven in the United States District Court for the Central District of California. The complaint alleged fraud by the Company in a proxy solicitation relating to the Company's 1987 annual meeting of stockholders and breach of fiduciary duty. The complaint sought compensatory and punitive damages in an amount alleged to exceed $40 million. The complaint grew out of and was originally asserted as a counter claim in an action brought by the Company against Roven to recover alleged short swing profits (the "Section 16 Action"). The Company believes it has meritorious defenses to these claims and has not reserved any amounts with respect thereto. In October 1995, the Company, Hecco Ventures I and James J. Cotter were granted summary judgement on all causes of action asserted in the 1990 complaint in federal court. Roven has appealed that judgement.

   In 1995, Roven filed a complaint in the California Superior Court against the Company, Hecco Ventures I and James J. Cotter and, in addition, S. Craig Tompkins and certain other persons, including the Company's outside counsel and certain former directors of the Company (which directors are currently directors of Craig and/or Reading), alleging malicious prosecution in connection with the
Section 16 Action. The Company believes that it has meritorious defenses to these claims, and has not reserved any amounts with respect thereto. Defense of the action has been accepted by the Company's insurers. In August 1996, the Los Angeles County Superior Court ordered summary judgement in favor of the Company and all other defendants. Roven has appealed that judgement.

Fidelity Employee Claims
------------------------

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

   One former Fidelity employee, William Strocco, brought a wrongful termination and defamation action against Fidelity and Citadel, which was filed in Los Angeles County Superior Court on March 9, 1995. The plaintiff in that case is the former manager of Fidelity's REO Department who alleged that his employment was terminated in violation of public policy and was a result of breaches of his implied employment contract and the implied covenant of good faith and fair dealing. The plaintiff alleged his termination was related to the fact that he objected to various aspects of Fidelity's restructuring, including the selling of REO properties in bulk sales, as not in the interests of Fidelity, and that he asserted that the same was not fully disclosed to potential investors and to the Office of Thrift Supervision. Strocco also sought damages for alleged defamation and interference with contractual relationship. Citadel was named in only one of five causes of action brought by Strocco, and was made a party defendant only on the basis that Citadel allegedly conspired with and induced Fidelity to breach its employment agreement with Strocco. In July 1996, the Superior Court ordered summary judgement in favor of Citadel. The plaintiff has appealed that judgement.

Securities Litigation
---------------------

   In July 1995, Citadel was named as a defendant in a lawsuit alleging violations of federal securities laws in connection with the offering of common stock of Citadel's then wholly owned subsidiary, Fidelity, in 1994 as part of the previously reported Restructuring (the "Harbor Finance Litigation"). The suit was filed by Harbor Finance Partners in an alleged class action complaint in the United States District Court - Central District of California on July 28, 1995 and named as defendants Citadel, Fidelity, Richard M. Greenwood (Fidelity's chief executive officer and Citadel's former chief executive officer), J.P. Morgan Securities, Inc. and Deloitte & Touche LLP. The complaint, which has been amended on three occasions in response to motions to dismiss brought by Fidelity and Citadel, and which, as amended, has deleted defendant's, J.P Morgan Securities, Inc. and Deloitte & Touche LLP, alleged that false and misleading information was provided by the defendants in connection with Fidelity's stock offering and the defendants knew and failed to disclose negative information concerning Fidelity. On March 15, 1996, Fidelity and Citadel filed a Motion to Dismiss the new complaint. Defense of the action has been accepted by Fidelity under the terms of the Stockholders Agreement entered into between Citadel and Fidelity as part of the restructuring of Citadel's interest in Fidelity, and Citadel, to date, has not retained separate counsel with respect to this litigation and is not incurring outside costs of defense. In August 1996, the Federal District Court for the Central District of California dismissed with prejudice all federal claims in the case against Citadel, Fidelity and Greenwood and dismissed all state claims without prejudice to the ability of the plaintiff to file such claims in a new state court action. In October 1996, the plaintiff filed a class action suit in the Los Angeles Superior Court alleging claims substantially similar to those previously filed in federal court.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      A.  Exhibits

           10.54 Lease between Citadel Realty, Inc., Lessor and Disney Enterprises, Inc., Lessee dated October 1, 1996.

           10.55 Second Amendment to Standard Office Lease between Citadel Realty, Inc. and Fidelity Federal Bank dated October 1, 1996.

           10.56 Modification Agreement to Loan No. 3038879 between Fidelity Federal Bank and Citadel Realty, Inc dated October 1, 1996.

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


                          CITADEL HOLDING CORPORATION
                          ---------------------------


By:  /s/ Steve Wesson
     -------------------------
     President and Chief
     Executive Officer
     November 13, 1996

     /s/ S. Craig Tompkins
     -------------------------
     Principal Accounting Officer
     November 13, 1996