Form 10-K
period 1996-12-31
CITADEL HOLDING CORP
filed 1997-03-31
CIK 716634

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                               -----------------
                                   FORM 10-K
                                   (Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1996
                                       OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                                           90071
   550 SOUTH HOPE STREET, SUITE 1825                     (ZIP CODE)
           LOS ANGELES, CA
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 239-0540

          Securities Registered pursuant to Section 12(b) of the Act:

Title of each class            Names of each exchange on which registered
--------------------------------------------------------------------------------
Common Stock, $0.01 par value              American Stock Exchange

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
                                       ----     -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to
this Form 10-K.    [___]

  The aggregate market value of voting stock held by non-affiliates of the Registrant was $12,208,000 as of March 20, 1997.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 20, 1997, there were 6,003,924 shares of Common Stock, par value $.01 per share outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE.

                          CITADEL HOLDING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996
                                     INDEX
-------------------------------------------------------------------------------

                                                                                          PAGE
PART I.
Item 1.        Business                                                                      1
Item 2.        Properties                                                                    3
Item 3.        Legal Proceedings                                                             5
Item 4.        Submission of Matters to a Vote of Security Holders                           6

PART II.
Item 5.        Market for the Registrant's Common Stock and Related Stockholder Matters      7
Item 6.        Selected Financial Data                                                       9
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations ("MD&A")                                           11
Item 8.        Financial Statements and Supplementary Data                                  19
Item 9.        Change in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                         41

PART III.
Item 10.       Directors and Executive Officers of the Registrant                           42
Item 11.       Executive Compensation                                                       43
Item 12.       Security Ownership of Certain Beneficial Owners and Management               46
Item 13.       Certain Relationships and Related Transactions                               48

PART IV.
Item 14.       Exhibits, Financial Statement Schedule, and Reports on Form 8-K              49
               Signatures                                                                   56

                                     PART I

ITEM 1:   BUSINESS

GENERAL

     Citadel Holding Corporation, a Delaware corporation ("Citadel" and collectively with its wholly owned subsidiaries, the "Company") was organized in 1983 and has been engaged in recent periods primarily in the business of owning and managing its commercial and residential properties and in the offering of various real estate consulting services to its affiliates. During 1996, the Company also considered certain opportunities to move into other businesses, including the land based entertainment industry and in October 1996 invested $7 million to acquire 70,000 shares of the Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and the Asset Put Option described below (the "Reading Investment Transaction"). Until April 1994, Citadel was engaged principally in the business of serving as the holding company for Fidelity Federal Bank, FSB ("Fidelity").

     At December 31, 1996, the Company's assets had a book value of $30.3 million, consisting principally of two office buildings (located in Glendale, California and Phoenix, Arizona), the Company's investment in Reading and cash and cash equivalents, and long term liabilities of $10.3 million.

     The Reading Investment Transaction provided the Company an opportunity to make an initial investment in the movie exhibition industry, and the ability, thereafter, to review the implementation by Reading of its business plan and, if it approves of the progress made by Reading, to make a further investment in this industry through the exercise of its Asset Put Option. The Company has the right to require Reading to redeem the securities issued to it in the Reading Investment Transaction after five years, or sooner if Reading fails to pay dividends on such securities for four quarters.

     As set forth in the Asset Put and Registration Rights Agreement, (the "Asset Put Agreement"), the Asset Put Option is exercisable any time after October 15, 1996 and until approximately April 2000. The Asset Put Option gives the Company the right to require Reading to acquire, for shares of Reading Common Stock, substantially all of the Company's assets and assume related liabilities (such as mortgages) (the "Asset Put"). In exchange for up to $20 million in aggregate appraised value of such assets, Reading is obligated to deliver to the Company that number of shares of Reading Common Stock determined by dividing the value of Citadel's assets by $11.75 per share if the notice is received by October 31, 1997 and thereafter $12.25 per share. If the appraised value of the Company's assets is in excess of $20 million, Reading is obligated pay for the excess by issuing Common Stock at the then fair market value, up to a maximum of $30 million of assets. If the average trading price of Reading Common Stock exceeds 130% of the then applicable exercise price for more than 60 days (the "Repricing Trigger"), then the exercise price will adjust to the fair market of the Reading Common Stock from time to time, unless the Company exercises the Asset Put within 120 days of receipt of notice from Reading of the occurrence of the Repricing Trigger. The Asset Put Agreement has been filed as
Exhibit 10.52 to this Report. Any description of the rights granted by that agreement is necessarily summary in nature and qualified by reference to the definitive terms of the Asset Put Agreement.

     Reading is currently involved in conventional multiplex cinema exhibition in Puerto Rico through its Cine Vista Cinemas chain, in the exhibition of art and specialty film through its interest in the Angelika Film Center (a specialty art multiplex cinema and cafe complex located in the Soho area of New York
City), and the development of a new chain of conventional multiplex cinema and entertainment center complexes in Australia. Reading opened its first multiplex cinema in Australia in December 1996. In addition, Reading intends to expand the Angelika Film Center concept to other U.S. cities. Reading has executed a lease to develop an 8-plex art cinema and cafe complex as a part of the Bayou Place development in Houston, Texas, and is currently reviewing a number of potential locations suitable for such complexes. At December 31, 1996, Reading owns approximately 26% of the Company's outstanding common stock.

     Reading is a publicly traded company whose shares are quoted on the NASD/NMS and listed for trading on the NASDAQ Philadelphia Stock Exchange. Set forth as Exhibit 10.58 to this report is the Report on Form 10K filed by Reading with respect to the fiscal year ended December 31, 1996. Reading is currently controlled by Craig Corporation, a Delaware corporation ("Craig") which owns common and preferred stock in Reading representing approximately 78% of the voting power of that company. Craig also holds options to acquire 666,000 shares of Citadel stock at $3.00 per share, which options are due to expire on April 11, 1997. Craig has advised the Company that it intends to exercise such options.

     On August 4, 1994, Citadel and Fidelity completed a recapitalization and restructuring transaction (the "Restructuring"), which resulted in, among other things, the reduction of Citadel's interest in Fidelity from 100% to approximately 16%, the acquisition by the Company from Fidelity of certain real estate assets, and the receipt by way of dividend from Fidelity of options to acquire at book value certain other real estate assets. During fiscal 1995, substantially all of the Company's remaining interest in Fidelity was sold.

     Citadel currently intends, at least for the near term, to continue to manage its real estate assets, to provide real estate consulting services to its affiliates, to work to resolve the outstanding litigation claims against it, and to monitor the progress of Reading in its Beyond-the-Home entertainment business. Depending upon the success of Reading in the implementation of its business plan, the Company may exercise its Asset Put Option or elect to hold or dispose of its current preferred stock interest in Reading, or to convert such preferred stock interest into Reading common stock pursuant to the exercise of the conversion feature of such preferred stock and/or to hold or dispose of such Reading common stock. Alternatively or additionally, the Company may seek or consider, if offered, some further transaction or transactions with Reading and/or Craig which would permit the Company's stockholders to further participate, directly or indirectly, in Reading's Beyond-the-Home entertainment business. However, no such transaction is currently under consideration by the Company. Furthermore, in the view of the Company, the continued presence of various litigation claims constitute an impediment to a merger or liquidation of the Company at the present time. No assurance can be given that the currently outstanding litigation claims against the Company will necessarily be resolved in the near term or on terms favorable to the Company or that any one or more transactions with respect to Craig and/or Reading will be forthcoming. The Company may, from time to time, also consider other real estate transactions.

     Real estate consulting services are currently being provided by the Company to Reading under an arrangement pursuant to which Reading reimburses Citadel for its costs in providing such services. The Company believes that this arrangement is beneficial to the Company, since the Company would not otherwise have sufficient cash flow to maintain the level of executive talent currently available to it and since this arrangement allows its executives to monitor and to provide input with respect to the development of Reading's land based entertainment businesses. During fiscal 1996, Reading paid to Citadel $169,000 with respect to such consulting services. Citadel's management is currently studying ways in which to further reduce the Company's net overhead and general administrative expenses, however, no assurances can be given to this regard.

MANAGEMENT

     Steve Wesson is the President and Chief Executive Officer of the Company. From 1989 until he joined the Company in 1993, Mr. Wesson served as CEO of Burton Property Trust Inc., the U.S. real estate subsidiary of The Burton Group PLC. In this position he was responsible for the restructuring and eventual disposal of the Company's assets in the U.S.

     S. Craig Tompkins became the Secretary/Treasurer of Citadel in September, 1994. Mr. Tompkins is also the Vice Chairman and a director of Citadel, the President and a director of Craig and the Vice Chairman and a director of Reading. Prior to joining Craig and Reading in March, 1993, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher.

     Brett Marsh is responsible for the real estate activities of the Company. Prior to joining the Company, Mr. Marsh was the Senior Vice President of Burton Company Trust, Inc., the U.S. real estate subsidiary of the Burton Group PLC. In this position, Mr. Marsh was responsible for the real estate portfolio of that company.

     The Company has one additional employee, and shares space and has contracted for certain administrative and accounting services with Craig.

ITEM 2:                    PROPERTIES

REAL ESTATE INTERESTS

     The table below provides an overview of the real estate assets owned by the Company at December 31, 1996.


                                        UNITS/SQUARE   % LEASED AT 12/31/96        MAJOR TENANTS           REMAINING
    ADDRESS                TYPE            FEET                                          *                LEASE TERMS
-------------------------------------------------------------------------------------------------------------------------
ARBOLEDA                  Office/          178,000              99              American Express (56%)     February 1999
1661 Camelback Rd.       Restaurant                                                   Others               1-5 Years
Phoenix, Arizona


Glendale Building          Office           89,000             100              Fidelity  (13%)            May 2005
600 No. Brand Blvd.
Glendale, CA                                                                    Disney (87%)               February 2007



PARTHENIA                  Apartment            27              80              None                       6-12 months
21028 Parthenia                             26,000
Canoga Park, Calif.

------------------------------------------------------------------------------------------------------------------------

*% of rentable space leased

ARBOLEDA, PHOENIX
-----------------

     This property was acquired by the Company for $6.4 million in August 1994 and is substantially leased to American Express Company, which occupies 56% (100,252 sq. ft.) of the property.

BRAND, GLENDALE
---------------

     This property was acquired by the Company for $7.12 million in May 1995 and is leased 87% to Disney Enterprises, Inc. ("Disney") and 13% to Fidelity, with Fidelity occupying the ground floor.

     The base rental rate for the first five years of the Fidelity lease term is $26,000 per month (including parking). With the lease providing for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%, the rental rate of the Fidelity lease at December 31, 1996 is $26,600 per month. After the first five years of the lease term, the rental rate will be adjusted to the higher of the then current market rate or $1.50 per square foot increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity has the option to extend the lease of the ground floor for two consecutive five year terms at a market rental rate.

     On October 1, 1996, the Company entered into a ten year full service lease for all of the floors, excluding the ground floor (approximately 80,000 square feet), with Disney. The rental rate for the first five years of the lease term beginning February 1, 1997 is approximately $148,000 per month (excluding parking) and approximately $164,000 (excluding parking) for the remaining five-year term. Disney has the option to renew the lease for two consecutive five year terms. The lease provides that the Company will contribute towards tenant improvements and common area upgrades approximately $2.3 million. In addition, the Company anticipates incurring costs for other building upgrades, governmental compliance, commissions and legal fees amounting to approximately $1.2 million. Concurrently with the execution of the Disney lease, the Company amended its then existing lease with Fidelity resulting in 1) termination of the Fidelity lease with respect to floors four through six, resulting in a reduction of rent payments amounting to approximately $75,000 per month after January 31, 1997, 2) termination of Fidelity's option to purchase the Glendale Building, 3) a modification of the mortgage with Fidelity on the building to eliminate the prepayment penalty and 4) reimbursement on February 1, 1997 by the Company to Fidelity of rental payments in the amount of approximately $450,000 (See Note 3 to the Consolidated Financial Statements).

PARTHENIA
---------

     The Parthenia property was sold in January 1997 for $1,210,000, which amount, net of closing costs, approximated book value.

EXECUTIVE OFFICES
-----------------

     The Company currently shares executive office space with Craig, under an arrangement whereby the Company and Craig allocate the costs of such office space and certain support facilities. During fiscal 1996, the Company's share of such office space and support facilities approximated $24,000. The Company believes that this arrangement is beneficial to the Company in that it permits the Company to maintain quality executive office facilities at a lesser cost that would be the case if the Company were to maintain comparable facilities separate and apart from Craig.

FINANCING OF REAL ESTATE INTERESTS

     The Company's 1994 acquisition of the Arboleda and Parthenia properties was 100% leveraged: Financing was obtained through the combination of a conventional mortgage loan from Fidelity on the Arboleda Property with the balance of the Arboleda purchase price and the entire purchase price of the Parthenia Property financed through drawdowns on an $8.2 million line of credit from Craig (the "Craig Line of Credit").

     The loan secured by the Arboleda Property has a seven-year term, amortizing over 25 years, with an adjustable rate of interest tied to a 30 day LIBOR rate plus 4.5% per annum, with an initial rate of 9.25% per annum. The interest rate on this loan is currently 9.875%.

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

     With regard to the purchase of the Glendale Building, Fidelity extended a five year loan, amortizing over twenty years, at an adjustable rate of interest tied to the 30-day LIBOR rate plus 4.5% per annum, adjustable monthly. The interest rate on this loan is currently 9.875%.

     In May, 1995, Citadel obtained a loan of $765,000 from American Savings on the Parthenia property. The loan provided for a term of 30 years, amortizing over 30 years, at a fixed rate of interest of 2.950 over the 11th District Cost of Funds. This loan was repaid in full in January 1997, concurrent with the sale of the Parthenia Property.

ITEM 3:   LEGAL PROCEEDINGS

ROVEN LITIGATION

     Citadel, Hecco Ventures I and James J. Cotter are defendants in a civil action filed in 1990 by Alfred Roven in the United Sates District Court for the Central District of California. The complaint alleged fraud by Citadel in a proxy solicitation relating to Citadel's 1987 Annual Meeting of Stockholders and breach of fiduciary duty. The complaint sought compensatory and punitive damages in an amount alleged to exceed $40 million. The complaint grew out of and was originally asserted as a counter claim in an action brought by Citadel against Roven to recover alleged short swing profits (the "Section 16 Action"). Citadel believes it has meritorious defenses to these claims and has not reserved any amounts with respect thereto. In October 1995, Citadel, Hecco Ventures I and James J. Cotter were granted summary judgment on all causes of action asserted in the 1990 complaint in federal court. Roven has appealed that judgment.

     In 1995, Roven filed a complaint in the California Superior Court against Citadel, Hecco Ventures I and James J. Cotter and, in addition, S. Craig Tompkins and certain other persons, including Citadel's outside counsel and certain former directors of Citadel (which directors are currently directors of Craig and/or Reading), alleging malicious prosecution in connection with the
Section 16 Action. Citadel believes that it has meritorious defenses to these claims, and has not reserved any amounts with respect thereto. Defense of the action has been accepted by Citadel's insurers. In August 1996, the Los Angeles County Superior Court ordered summary judgment in favor of Citadel and all other defendants. Roven has appealed that judgment.

FIDELITY EMPLOYEE LITIGATION

     A former Fidelity employee, William Strocco, brought a wrongful termination and defamation action against Fidelity and Citadel, which was filed in Los Angeles County Superior Court on March 9, 1995. Citadel was named as a defendant on the basis that Citadel allegedly conspired with and induced Fidelity to breach its employment agreement with Strocco. In July 1996, the Superior Court ordered summary judgment in favor of Citadel. The case was subsequently settled by Fidelity and the plaintiff.

SECURITIES LITIGATION

     In July 1995, Citadel was named as a defendant in a lawsuit alleging violations of federal and state securities laws in connection with the offering of common stock of Citadel's then wholly owned subsidiary, Fidelity, in 1994 (the "Harbor Finance Litigation"). The suit was filed by Harbor finance Partners in an alleged class action complaint in the United States District Court - Central District of California, and named as defendants Citadel, Fidelity, Richard M. Greenwood (Fidelity's chief executive officer and Citadel's former chief executive officer), J.P. Morgan Securities, Inc. and Deloitte & Touche LLP. The complaint which has been amended on three occasions in response to motions to dismiss brought by Fidelity and Citadel, and which as amended, has deleted defendants, J.P. Morgan Securities, Inc. and Deloitte & Touche LLP, alleged that false and misleading information was provided by the defendants in connection with Fidelity's stock offering and the defendants knew and failed to disclose negative information concerning Fidelity. Defendant has also alleged that defendants should have advised it of its legal rights with respect to withdrawal from the offering after it had executed subscription documentation. Defense of the action has been accepted by Fidelity under the terms of the Stockholders Agreement entered into between Citadel and Fidelity as part of the restructuring of Citadel's interest in Fidelity, and Citadel, to date, has not retained separate counsel with respect to this litigation and is not incurring outside costs of defense. In August 1996, the Federal District Court for the Central District of California dismissed with prejudice all federal claims in the case against Citadel, Fidelity and Greenwood and dismissed all state claims without prejudice to the ability of the plaintiff to file such claims in a new state court action. The plaintiff has appealed this judgment. In October 1996, the plaintiff filed a class action suit in the Los Angeles Superior Court alleging claims substantially similar to those previously filed in federal court, to which Citadel and the remaining defendants demurred. In March 1997, the Superior Court sustained this demurrers without leave to amend. In light of the Plaintiff's appeal of the Federal District Court's dismissal of its Federal claims, the Company assumes that the Plaintiff will likewise appeal the Superior Court's dismissal of its State claims. Citadel believes that it has meritorious defenses to these claims, and has not reserved any amounts with respect thereto. However, the damages claimed by the plaintiff are in an unspecified amount, and the proceeds of the offering which is the subject of the complaint were in excess of the net worth of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

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


                                  HIGH        LOW
                                   (IN DOLLARS)

     1996:
          Fourth Quarter           2 13/16     2 7/16
          Third Quarter            2 13/16     2 1/4
          Second Quarter           2 1/2       2 1/4
          First Quarter            2 9/16      2 1/4

     1995:

          Fourth Quarter           2 1/2       2
          Third Quarter            2 3/8       2
          Second Quarter           2 7/16      2
          First Quarter            3 1/8       2 1/16

HOLDERS OF RECORD

     The number of holders of record of the Company's common stock at March 20, 1997 was 250.

DIVIDENDS ON COMMON STOCK

     While Citadel has never declared a dividend on its Common Stock and has no current plan to declare a dividend, it is Citadel's policy to review this matter on an ongoing basis.

DIVIDENDS ON 3% VOTING CUMULATIVE CONVERTIBLE PREFERRED STOCK

     On November 10, 1994, the Company issued 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock ("Preferred Stock") at a stated value of $3.95 per share, or $5,250,000, to Craig in satisfaction of certain indebtedness owed by the Company under the Craig Line of Credit. The Preferred Stock carried a liquidation preference equal to its stated value and bears a cumulative (noncompounded) annual dividend equal to 3% of the stated value. Incident to the Reading Investment Transaction, Craig transferred the Preferred Stock to Reading, and Reading and the Company exchanged the Preferred Stock for an equal number of shares of the Company's Series B 3% Cumulative Voting Convertible Preferred Stock (the "Series B Preferred Stock" and collectively with the Preferred Stock, the "CHC Preferred Stock"), such Series B Preferred Stock included certain revised terms as negotiated by the Company in the context of the Reading Investment Transaction. In December 1996, the Company redeemed such Series B Preferred Stock pursuant to the exercise of certain redemption rights in favor of the Company, as set forth in the Certificate of Designation, for approximately $6.19 million.

     During 1996, the Board of Directors declared and paid dividends on the CHC Preferred Stock in the amount of approximately $232,000.

ITEM 6.  SELECTED FINANCIAL DATA


The table below sets forth certain historical financial data regarding the Company. This information is derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company.

                                                               At or for the Year Ended December 31,
                                         1996                  1995             1994             1993               1992
                                      ----------            ----------       ----------       ----------         -----------
                                                              (In thousands, except per share data)
Income from real estate
  operations                        $    5,871            $    6,112        $    2,115
Gain on property sales                   1,493                 1,541
Net interest income after
  provision for estimated
  loan losses                                                                                 $   36,101         $   79,601
Gains (losses) on sale of
  loans, net                                                                                         194              1,117
Gains (losses) on sale of
  mortgage-back securities                                                                         1,342
Gains (losses) on sales of
  investment securities                                                                              (54)
Other income (expense)                                                                           (35,870)            (6,602)
Administrative charge from
  Fidelity                                                                         916
Gain (Loss) of and Write-down
 of investment in Fidelity (6)           4,000                   (41)         (171,964)
Operating expense                       (4,938)               (6,214)           (4,060)         (105,341)           (77,911)
                                    ----------            ----------        ----------        ----------         ----------
Earnings (loss) before
  income taxes                           6,426                 1,398          (174,825)         (103,628)            (3,795)
Income tax expense (benefit)                                                                     (36,467)            (5,841)
                                                                                              ----------         ----------
                                    ----------            ----------        ----------        ----------         ----------
Net earnings (loss)                 $    6,426            $    1,398        $ (174,825)       $  (67,161)        $    2,046
                                    ==========            ==========        ===========        ==========         ==========
Earnings (loss) per
  common and common
  equivalent share                       $0.80                 $0.17           $(26.45)          $(11.56)             $0.62
Average common and common
  equivalent shares (1)(2)(5)        7,983,416             8,233,174         6,610,280         5,809,570          3,297,812

Balance sheet Data:
 Total assets                       $   30,292            $   39,815        $   39,912        $4,389,519         $4,698,326
 Cash and investments                    6,356                16,291             4,805           238,220            177,599
 Total loans, net                                                                              3,713,383          3,991,781
 Deposits                                                                                      3,368,643          3,457,918
 Borrowings                             10,303                16,186            14,846           734,230            908,400
 Subordinated notes                                                                               60,000             60,000
 Stockholders' equity                   17,724                17,720            17,838           187,403            223,186
 Cash dividends declared
 on Preferred Stock                        232                   101                --                --

                                                               At or for the Year Ended December 31,
                                         1996                  1995             1994             1993               1992
                                      ----------            ----------       ----------       ----------         -----------
Other Data:
 Real estate loans funded                                                                       $422,355          $435,690
 Average interest rate on
  new loans                                                                                         6.75%             7.77%
 Loans sold                                                                                     $137,870          $204,435
 Nonperforming assets to
  total assets                                                                                      5.37%             4.99%
 Number of deposit accounts                                                                      241,093           233,037
 Interest rate margin at
  end of period (3)                                                                                 2.19%             2.68%
 Interest rate margin for
  the period (3)                                                                                    2.28%             2.67%
 Retail branch offices (4)                                                                            42                43

(1) Net of treasury shares, where applicable.
(2) 1993 data includes 3,297,812 shares issued in March 1993 in connection with a stock rights offering, which produced net proceeds to the Company of $31.4 million.
(3) Excluding the writedowns of core deposit intangibles of $5.2 million, interest rate margins at and for the year ended December 31, 1993, would have been 2.32% and 2.39%.
(4)  All retail branches were located in Southern California.
(5) The 1996 and 1995 data includes the effect of shares assumed to be issued on the conversion of the then outstanding 3% Cumulative Voting Convertible Preferred Stock amounting to 2,046,784 common shares.
(6) The 1996 gain resulted from a non-recurring recognition of previously deferred proceeds from the bulk sale of loans and properties by the Company's previously owned subsidiary, Fidelity.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Citadel Holding Corporation, a Delaware corporation ("Citadel" and collectively with its wholly owned subsidiaries, the "Company") has been engaged primarily in the ownership and management of commercial and residential property since August 1994. During this time period, the Company has considered acquisitions outside of the ownership and management of commercial and residential properties, and as a consequence of the real estate advisory and consulting services provided on a fee basis to its shareholder affiliate, Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading"), has gained familiarity with the cinema exhibition industry and the operations and prospects of Reading.

     In May 1996, the Company's shareholder affiliates, Reading and Craig Corporation ("CC" and collectively with its consolidated subsidiaries, "Craig") authorized their respective managements to work together to develop one or more proposals to provide Reading with the capital funding necessary to pursue its entertainment industry business plan. In June 1996, the Company authorized its management to cooperate with such efforts and formed a special committee of the Board composed of outside directors unaffiliated with Craig and/or Reading to participate in the negotiation and review of any such potential transaction (the "Independent Committee"). The Independent Committee retained legal counsel and investment banking advisors to assist it in this process.

     On October 15, 1996, the Company, with the approval of the Board of Directors, consummated the transaction (the "Reading Investment Transaction") contemplated by an exchange Agreement (the "Exchange Agreement") dated as of September 4, 1996 by and among Citadel, Reading and Craig and certain of their respective affiliates. Pursuant to the terms of the Exchange Agreement, the Company contributed cash in the amount of $7 million to Reading in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and the Asset Put Option. Craig contributed assets in exchange for 2,476,190 shares of Reading Common Stock and 550,000 shares of Reading Series B Voting Cumulative Convertible Preferred Stock. The assets transferred by Craig consisted of 693,650 shares of Series B Preferred Stock of Stater Bros. Holdings Inc., Craig's 50% membership interest in Reading International Cinemas LLC, and 1,329,114 shares of the Company's Preferred Stock. Upon consummation of the transaction, Craig and the Company held in the aggregate approximately 82.4% of the voting power of Reading, with Craig's holdings representing approximately 77.4% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power. See footnote 4 of the Notes to Consolidated Financial Statements for more detailed information concerning the provisions of the Exchange Agreement.

     In accordance with the Exchange Agreement, Reading exchanged the Preferred Stock of the Company received from Craig for an equal number of shares of the Company's Series B 3% Cumulative Voting Convertible Preferred Stock (the "Series B Preferred Stock"). The terms of the Company's Series B Preferred Stock were substantially identical to the terms of the Company's previously issued Preferred Stock except (i) the Redemption Accrual Percentage was reduced from 9% to 3% after October 15, 1996 and (ii) except upon a change of control of the Company, the holders of the Series

B Preferred Stock would no longer have the right to convert the Series B Preferred Stock into Company Common Stock during the one year period commencing on the fifteenth day following the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In December 1996, Reading notified the Company of its exercise of its conversion rights. On December 20, 1996, Citadel redeemed the Series B Preferred Stock from Reading pursuant to the exercise of certain redemption rights set forth in the Certificate of Designation with respect to the Series B Preferred Stock. Such redemption price amounted to approximately $6.19 million. As a consequence of the Series B Preferred Stock redemption, Reading's ownership of Citadel decreased to reflect its approximately 26% common stock holdings.

     The Asset Put Option is exercisable any time after October 15, 1996 through a date thirty days after Reading's Form 10-K is filed with respect to its year ended December 31, 1999, and gives the Company the right to exchange, for shares of Reading Common Stock, all or substantially all of the Company's assets, as defined, together with any debt encumbering such assets (the "Asset Put"). In exchange for up to $20 million in aggregate appraised value of the Company's assets on the exercise of the Asset Put Option, Reading is obligated to deliver to the Company that number of shares of Reading Common Stock determined by dividing the value of the Company's assets by $11.75 per share, if the notice is received by October 31, 1997, and thereafter, $12.25 per share. If the appraised value of the Company's assets is in excess of $20 million, Reading is obligated to pay for the excess by issuing Common Stock at the then fair market value up to a maximum of $30 million of assets. If the average trading price of Reading Common Stock exceeds 130% of the then applicable exchange price for more than 60 days, then the exchange price will thereafter be the fair market of the Reading Common Stock from time to time, unless the Company exercises the Asset Put within 120 days of receipt of notice from Reading of the occurrence of such average trading price over such 60 day period.

     The Reading Investment Transaction provides the Company an opportunity to make an initial investment in the Beyond-the-Home segment of the entertainment industry, and the ability, thereafter, to review the implementation by Reading of its business plan and, if it approves of the progress made by Reading, to make a further investment in this industry through the exercise of its Asset Put Option to exchange all or substantially all of its assets for Reading Common Stock. The Company has the right to require Reading to redeem the securities issued to it in the Reading Investment Transaction after five years or sooner if Reading fails to pay dividends on such securities for four quarters.

     Reading is a publicly traded company whose shares are listed on the NASDAQ. Reading is currently involved in conventional multiplex cinema exhibition in Puerto Rico through its Cine Vista Cinemas chain, in the exhibition of art and specialty film through its interest in the Angelika Film Center (a specialty art multiplex cinema and cafe complex located in the Soho area of New York City), and the development of a new chain of conventional multiplex cinemas and entertainment centers in Australia. Reading opened its first multiplex cinema in Australia in December 1996. In addition, Reading expects to expand the Angelika Film Center concept to other U.S. cities, has executed a lease to develop an 8-plex art cinema and cafe complex as a part of the Bayou Place development in Houston, Texas, and is currently reviewing a number of potential locations suitable for such complexes.

RESULTS OF OPERATIONS
---------------------


     Due to the nature of the Company's business activities the Company's historical and future revenues have varied significantly reflecting the results of real estate sales and the disposition of its previously owned subsidiary, Fidelity. In addition, rental income and earnings may vary significantly depending upon the properties owned by the Company during the periods being reported. Accordingly, year to year comparisons of operating results will not be indicative of future financial results.


YEAR ENDED DECEMBER 31, 1996 ("FISCAL 1996) VERSUS YEAR ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------------
("FISCAL 1995")
---------------


     The Company's net earnings for Fiscal 1996 amounted to approximately $6,426,000 or $0.80 per share, as compared to $1,398,000 or $0.17 per share for Fiscal 1995. Included in net earnings for Fiscal 1996 is (1) approximately $1,493,000 from the sale of an apartment property and an undeveloped parcel of land and (2) non-recurring income amounting to $4,000,000 resulting from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans and properties by Citadel's previously owned subsidiary, Fidelity Federal Bank ("Fidelity"). At the time of the bulk sale in 1994 by Fidelity, Citadel agreed to indemnify Fidelity, up to $4,000,000, with respect to certain losses that might be incurred by Fidelity in the event of a breach by Fidelity of certain representations made to the purchaser of such loans and properties. During 1996, Fidelity reached a settlement with the purchaser regarding such bulk sale claims and released Citadel from the indemnity. Included in the 1995 Fiscal Year net earnings is approximately $1,541,000 from the sale of two rental properties.

     Interest and dividend income amounted to $939,000 in Fiscal 1996 as compared to $710,000 in Fiscal 1995. The increase between Fiscal 1996 and 1995 was due to higher investable fund balances during most of 1996. Cash balances decreased in October 1996 as a result of the Company's $7 million investment in Reading and again in December 1996 as a result of the Company's $6.19 million redemption of its Series B Preferred Stock. Included in interest and dividend income in Fiscal 1996 is dividend income of approximately $95,000 earned with respect to the Company's Reading Series A Preferred Stock.

     Rental income amounted to approximately $4,932,000 in Fiscal 1996 as compared to $5,402,000 in Fiscal 1995. The decrease in Fiscal 1996 is principally due to a reduction of the number of rental properties owned by the Company between the periods. The apartment building held for sale at December 31, 1996 was sold in January 1997 for an amount, net of expenses, approximating book value. An apartment building (the "Veselich Building") was sold in May 1996, resulting in a reduction of rental income amounting to approximately $1 million as compared to Fiscal 1995. Such decrease was partially offset by an increase in rental income amounting to approximately $270,000 resulting, in part, from the two-year lease renewal of approximately 58% of the Arboleda property at increased rates and an increase in rental income amounting to approximate ly $300,000 resulting from an entire years ownership of a six floor commercial building located in Glendale, California (the "Glendale Building"). As of December 31, 1996 rental properties consisted of one apartment building (held for sale) and two commercial buildings as compared to two apartment buildings and two commercial buildings (one of which was purchased in May 1995) as of December 31, 1995.

     The Glendale Building was purchased in May 1995 from Fidelity. Two floors of the Glendale Building were leased to Public Storage until April 1996 and four floors, including the ground floor, were leased to Fidelity under a long-term lease. In October 1996, the Company amended the office lease with Fidelity for the Glendale Building resulting in, among other things, the termination of Fidelity's lease of floors four through six, and concurrently with such amendment, entered into a ten year lease with Disney Enterprises Inc. ("Disney") for all the floors, excluding the ground floor, which continues to be leased by Fidelity. The rental rate for the first five years of the Disney lease term beginning February 1, 1997 is approximately $148,000 per month and approximately $164,000 for the remaining five year term (in each case excluding parking). Disney has the option to renew the lease for two consecutive five year periods. The lease provides that the Company will contribute towards tenant improvements and common area upgrades approximately $2.3 million. In addition, the Company anticipates incurring costs for other building upgrades, governmental compliance, commissions and legal fees prior to the commencement of lease payments by Disney of approximately $1.2 million. The commissions, legal fees and reimburse ment to Fidelity, totaling approximately $1,326,000 are included in the Balance Sheet at December 31, 1996 as "Capitalized leasing costs" and are being amortized over the term of the lease.

     Real estate operating costs decreased in Fiscal 1996 to $2,481,000 as compared to $2,660,000 in Fiscal 1995, principally as a result of the sale of the Veselich Building. This decrease was partially offset by costs associated with operating the Glendale Building purchased in May 1995.

     Interest expense was comparable in Fiscal 1996 and 1995 and amounted to approximately $1,317,000 in Fiscal 1996 as compared to $1,327,000 in Fiscal 1995. The comparability of such amounts reported as interest expense is a result of the time periods mortgage loans were outstanding during each of the two fiscal years. The Company obtained two mortgages aggregating approximately $6.1 million in the second quarter of 1995. In May 1996, the Company upon the sale of a rental property for approximately $8.941 million, net of expenses, repaid a mortgage loan on said property amounting to approximately $5.7 million. Accordingly, outstanding mortgages decreased approximately $5,882,000 between December 31, 1996 and December 31, 1995 and in January 1997 decreased approximately $755,000 due to an additional early repayment of a mortgage loan upon the sale of the Parthenia property. The interest rate on the remaining outstanding loans approximated 9.875% at December 31, 1996.

     General and administrative expenses decreased to approximately $745,000 in Fiscal 1996 as compared to $1,807,000 in Fiscal 1995. The $880,000 decrease reflected in Fiscal 1996 is primarily attributable to (i) a $290,000 reduction in outside legal and professional expenses, (ii) a decrease in directors fees of approximately $250,000 in the Fiscal 1996, (iii) an $89,000 insurance reimbursement of legal costs and (iv) the non-recurrence of approximately $250,000 of costs incurred in Fiscal 1995 associated with a parcel of land which was sold in Fiscal 1996. In addition, Fiscal 1996 general and administrative expenses includes approximately $169,000 in fee income for consulting services provided by employees of the Company to Reading as compared to $120,000 in Fiscal 1995.

YEAR ENDED DECEMBER 31, 1995 ("FISCAL 1995) VERSUS YEAR ENDED DECEMBER 31, 1994
-------------------------------------------------------------------------------
("FISCAL 1994")
---------------

     Prior to a restructuring in August 1994, Citadel was a financial services holding company engaged in the savings bank business through Fidelity. It conducted virtually no operations at the holding company level. In the Restructuring, Citadel's interest in Fidelity was reduced from 100% to 16.2% and Citadel transferred the stock of its other subsidiary, Gateway, to Fidelity leaving Citadel with no historical operating business. As a result, effective January 1, 1994, Citadel ceased including the results of Fidelity and Gateway on a consolidated basis in its financial statements and began accounting for its investment in Fidelity on the cost basis. Since the Restructuring, Citadel has been engaged primarily in the ownership and management of commercial and residential real property. Therefore, no meaningful comparisons can be made between Citadel's results of operations for the years ended December 31, 1995 (twelve months of real estate operations) and December 31, 1994 (5 months of real estate operations).

     In addition to the reduction of Citadel's interest in Fidelity, in the Restructuring, (1) the Company acquired from Fidelity four real properties for a purchase price of approximately $19.8 million (Fidelity's book value) of which $13.9 million was financed by Fidelity on a secured basis and the balance was financed by Craig, under a short-term line of credit; (2) the Company received, by way of dividend from Fidelity, options to acquire at book value ($9.3 million) two office buildings used by Fidelity in its operations (the "Building Options"); (3) the Company acquired, again by way of a dividend, Fidelity's interest in certain outstanding litigation, and (4) Citadel agreed to indemnify Fidelity, up to a limit of $4 million, with respect to certain representations and warranties made by Fidelity to certain third party buyers in connection with bulk sales made as part of the Restructuring (the "Bulk Sale Indemnity").

     The Company reported net income for the year ended December 31, 1995 of $1,398,000 or $0.16 per share, including a gain of approximately $1,541,000 from the sale of an office building in Sherman Oaks, California and a residential property in Harbor City, California. The Company reported a net loss of $174.8 million or $26.45 per share in Fiscal 1994 comprised of (i) a $112.1 million loss from the operations of its former subsidiary, Fidelity, through the date of the Restructuring, (ii) writedowns of $59.9 million on the Company's investment in Fidelity at and following the Restructuring, (iii) a $900,000 administrative charge paid to Fidelity prior to the Restructuring, and (iv) a $1.9 million loss from its ongoing operations.

     During the first quarter of Fiscal 1995, the Company exercised the Building Options and on March 23, 1995 purchased and immediately sold the Sherman Oaks Building for a gain of approximately $560,000. On May 18, 1995, the Company purchased the Glendale Building for an exercise price of approximately $7.12 million. Concurrent with the purchase, the Company entered into a ten year, full service gross lease with Fidelity for four of the six floors of the Glendale Building providing for a base rent, subject to annual escalations, of approximately $1,220,000 annually. At December 31, 1995 rental properties consisted of one apartment building and two commercial buildings as compared to three apartment buildings and one commercial building at December 31, 1994. Properties held for sale at December 31, 1995 was comprised of one apartment building with a book value of $7,542,000 and an undeveloped parcel of land with a book value of $400,000.

     During the second quarter of fiscal 1995, the Company sold substantially all of its remaining interest in Fidelity and settled certain litigation, which resulted in the Company receiving net cash proceeds of approximately $11,938,000 and the return of 666,000 shares of the Company's common stock. The Fiscal 1995 net earnings includes a loss of approximately $41,000 from the sale of such Fidelity shares calculated by comparing (i) the net cash proceeds combined with the amount ascribed to the common stock received ($2.125 per share), to (ii)the carrying value of such Fidelity stock included in the balance sheet as Investment in Fidelity held for sale at December 31, 1994. The Company has reflected the return of the Company's common stock as treasury stock in the amount of $1,415,000.

     The sale of the real properties and the sale of the Fidelity stock attributed to the significant increase in cash and cash equivalents during December 31, 1995. The increase in cash and cash equivalents was offset, in part, by the purchase of the Glendale Building for approximately $7.12 million which was funded with $1.78 million of cash and a mortgage of approximately $5.34 million. Cash and cash equivalents amounted to $4,805,000 at December 31, 1994 as compared to $16,291,000 at December 31, 1995. Accordingly, interest income increased significantly during the third and fourth quarter of Fiscal 1995. The Company's net operating results for Fiscal 1995 include interest income amounting to $710,000, as compared to $45,000 in Fiscal 1994.

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

     During Fiscal 1995, the Company made a decision to sell the Veselich residential property and, accordingly, included this property with a carrying value of $7,542,000 at December 31, 1995 in Properties held for sale. On March 26, 1996, the Company entered into a Purchase and Sale Agreement to sell the Veselich property, whereby the Buyer agreed to purchase said property for approximately $9.3 million which closed in May 1996.

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

     On November 10, 1994, the Company issued 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock ("Preferred Stock") at a stated value of $3.95 per share. The sales price of the 1,329,114 shares sold was $5,250,000 which was paid through the conversion of a portion of the $6.2 million indebtedness to Craig, resulting in a reduction in interest costs. Subsequent to the sale of the Fidelity shares in April 1995, the Company paid in full the remaining $950,000 loan from Craig. Included in interest expense for Fiscal 1995 is approximately $59,000 related to the loan from Craig. The reduction in interest costs associated with the pay-off and conversion of the Craig loan to Preferred shares and the assignment of the mortgage indebtedness as part of the sale of the Harbor City property was offset, in part, by $5.34 million of mortgage financing obtained to purchase the Glendale Building in Fiscal 1995.

     General and administrative expenses from real estate operations amounted to $1,807,000 in Fiscal 1995 as compared to $1,785,000 in Fiscal 1994. During Fiscal 1995, the Company incurred additional legal fees pertaining to outstanding litigation and paid bonuses and directors fees for past services aggregating approximately $302,500, which were authorized by the Board to the Chairman, Vice-Chairman and President. Such employee related costs were offset by a payment of approximately $120,000 by affiliates of Craig to the Company for real estate consulting services provided by employees to such affiliates.

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

     The settlement terms also included an agreement by Craig with the Dillon Parties not to exercise, prior to February 4, 1996, its right to tender any shares of the Preferred Stock for conversion into the Company's common stock without the prior written consent of the holders of a majority of the outstanding shares of the Company's common stock. In exchange for such concession from Craig, the Company agreed to grant Craig a two year warrant to acquire the 666,000 shares of the Company's common stock acquired from the Dillon Parties at a price of $3.00 per share, and reimbursed Craig for certain legal costs associated with the litigation amounting to approximately $62,000.


BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY OF THE COMPANY
-------------------------------------------------------------

Fiscal 1996
-----------

     Fiscal 1996 cash and cash equivalents decreased by approximately $9,932,000 from $16,291,000 at December 31, 1995 to $6,359,000 at December 31, 1996. Net
cash provided by investing activities for the year ended December 31, 1996 amounted to $1,460,000 and net cash used in financing activities amounted to approximately $12,305,000. The principal sources of liquid funds in Fiscal 1996 was from the sale of properties amounting to $9,361,000. The principal uses of liquid funds in 1996 included (i) a $7 million investment in its shareholder, Reading, (ii) a $5,883,000 repayment of mortgage loans including $5,690,000 repaid as a result of a rental property sale in May 1996, (iii) the Company's redemption from Reading of its Series

B Preferred Stock in the amount of $6,190,000, (iv) improvements to rental properties amounting to $504,000 and (v) the payment of preferred stock dividends amounting to $232,000.

     The Company expects that its sources of funds in the near term will include
(i) cash on hand and related interest income, (ii) cash flow from the operations of its real estate properties, (iii) approximately $350,000 of proceeds from the sale of a rental property net of a mortgage loan repayment with respect to an apartment building sold in January 1997, (iv) consulting fee income from Reading and (v) a quarterly preferred stock dividend from Reading amounting to approximately $455,000 annually.

     In the short-term, uses of funds are expected to include (i) funding of the Glendale Building leasehold improvements and building upgrades required under the terms of the Disney lease amounting to approximately $3 million, (ii) operating expenses, (iii) payment of December 31, 1996 accrued liabilities including approximately $870,000 of unpaid commissions and releasing costs incurred in releasing the Glendale Building, and (iv) debt service pursuant to the property mortgages.

     Management believes that the Company's sources of funds will be sufficient to meet its cash flow requirements for the foreseeable future. The October 1996 Reading Investment Transaction, described above, provided the Company with the opportunity to make an initial investment in the Beyond-the-Home segment of the entertainment industry, and the ability thereafter, to review the implementation by Reading of its business plan and, if it approves of the progress made by Reading, to make a further investment in this industry through the exercise of its Asset Put Option to exchange all or substantially all of its assets for Reading Common Stock. The Company has the right to require Reading to redeem the securities issued to it in the Exchange Transaction after five years or sooner if Reading fails to pay dividends on such securities for four quarters.

Fiscal 1995
------------

Cash and cash equivalents increased by approximately $11,486,000 in Fiscal 1995 to $16,291,000 at December 31, 1995. Net cash provided by investing activities amounted to $11,165,000 including cash proceeds from the sale of its remaining Fidelity stock and proceeds from the sale of properties amounting to $11,938,000 and $8,837,000, respectively. Fiscal 1995 proceeds from long-term mortgage financing amounted to approximately $6,104,000. During Fiscal 1995, principal uses of funds included the purchase and improvement of rental properties amounting to $9,610,000 and the repayment of long-term and short-term principal borrowings of approximately $4,764,000.

Fiscal 1994
-----------

Cash and cash equivalents decreased by approximately $141,156,000 in Fiscal 1994, inclusive of a decrease of approximately $143,677,000, resulting from the deconsolidation of the Company's previously owned subsidiary, Fidelity. In August 1994, Citadel completed a restructuring in which among other things, Citadel's ownership interest in Fidelity was reduced to 16% and the Company formed a new subsidiary which purchased four real properties using funds of approximately $20,055,000. Proceeds to purchase such properties was obtained through long-term mortgage debt amounting to approximately $13,930,000 and a $6,200,000 short-term credit line from the Company's shareholder affiliate, Craig.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX                                                PAGE
-----                                                ----

Report of Independent Auditors....................     20

Consolidated Balance Sheets
  Years Ended December 31, 1996 and 1995..........     21

Consolidated Statements of Operations
  Years Ended December 31, 1996, 1995 and 1994....     22

Consolidated Statements of Stockholders' Equity
  Three Years Ended December 31, 1996.............     23

Consolidated Statements of Cash Flows
  Years Ended December 31, 1996, 1995 and 1994....     24

Notes to Consolidated Financial Statements........     25

Financial Statement Schedule - III - Real Estate
  and Accumulated Depreciation....................     40

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Citadel Holding Corporation


We have audited the consolidated balance sheets of Citadel Holding Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Citadel Holding Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Los Angeles, California
March 20, 1997

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                          1996           1995
                                                      ------------   ------------
                                                       (In thousands of dollars)
ASSETS
------
Cash and cash equivalents                                $  6,356       $ 16,291
Properties held for sale                                    1,145          7,942
Rental properties, less accumulated depreciation           13,288         14,251
Investment in shareholder affiliate                         7,000             --
Capitalized leasing costs                                   1,576             70
Other receivables                                             311            447
Other assets                                                  616            814
                                                         --------       --------

Total assets                                             $ 30,292       $ 39,815
                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
Security deposits payable                                $     76       $    253
Accounts payable and accrued liabilities                    2,189          1,656
Deferred proceeds from bulk sales agreement                    --          4,000
Mortgage notes payable                                     10,303         16,186
                                                         --------       --------
      Total liabilities                                    12,568         22,095
                                                         --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Serial preferred stock, par value $.01,
 5,000,000 shares authorized, 3% Cumulative
 Voting Convertible, ($3.95 per share or
 $5,250,000 stated value) 1,329,114 shares
 issued and outstanding at December 31, 1995                   --             13
Serial preferred stock, par value $.01,
 5,000,000 shares authorized, 3% Cumulative
 Voting Convertible, none outstanding                          --             --
Common stock, par value $.01, 20,000,000
 shares authorized, 6,669,924 shares issued
 and outstanding at December 31, 1996
 and 1995                                                      67             67
Additional paid-in capital                                 59,020         65,197
Deficit                                                   (39,948)       (46,142)
Cost of treasury shares, 666,000 shares                    (1,415)        (1,415)
                                                         --------       --------
      Total stockholders' equity                           17,724         17,720
                                                         --------       --------
Total liabilities and stockholders' equity               $ 30,292       $ 39,815
                                                         ========       ========

          See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended December 31,
                                                  1996       1995        1994
                                                 -------   --------   ----------
                                                    (In thousands of dollars,
                                                    except per share amounts)
Real Estate Operations:

 Rental income                                    $4,932    $5,402    $   2,070
 Interest income                                     939       710           45
                                                  ------    ------    ---------
                                                   5,871     6,112        2,115

 Real estate operating expenses                    2,481     2,660        1,350
 Depreciation and amortization                       395       420          276
 Interest expense                                  1,317     1,327          649
 General and administrative expenses                 745     1,807        1,785
                                                  ------    ------    ---------
   Total expenses                                  4,938     6,214        4,060

 Gain on sale of properties                        1,493     1,541           --
                                                  ------    ------    ---------

Earnings (loss) from Real Estate Operations        2,426     1,439       (1,945)
                                                  ------    ------    ---------

Administrative Charge from Fidelity                   --        --         (916)

Gain (Loss) of and Write-down of Investment
 in Fidelity                                       4,000       (41)    (171,964)
                                                  ------    ------    ---------

Earnings (loss) before taxes                       6,426     1,398     (174,825)
Income tax expense (benefit)                          --        --           --
                                                  ------    ------    ---------

Net earnings (loss)                               $6,426    $1,398    $(174,825)
                                                  ======    ======    =========

Net earnings (loss) per common and
  common equivalent share                         $0.80     $0.17      $(26.45)
                                                  ======    ======    =========

          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1996
                           (IN THOUSANDS OF DOLLARS)



                              Preferred Stock      Common Stock
                            -------------------   --------------                              Treasury       Stock-
                            Shares         Par    Shares     Par       Paid-In     Retained     Stock,       holders'
                                          Value             Value      Capital     Earnings     At Cost      Equity
Balances at
January 1, 1994                                    6,596     $66        $60,052    $ 127,285               $ 187,403

Issuance of common
 stock                                                74       1            285                                  286
Issuance of preferred
 stock, net of
 issuance costs of
 $275                         1,329       $ 13                            4,961                                4,974
Net (loss)                                                                          (174,825)               (174,825)
                             ------       ----     -----     ---       --------     --------     ------     --------
Balances at
Dec. 31, 1994                 1,329         13     6,670      67         65,298      (47,540)        --       17,838

Asset exchange for
 666,000 shares of
 common stock                                                                                   $(1,415)      (1,415)
Net earnings                                                                           1,398                   1,398
Preferred stock
 dividends                                                                 (101)                                (101)
                             ------       ----     -----     ---       --------     --------     ------     --------
Balances at
Dec. 31, 1995                 1,329         13     6,670      67         65,197      (46,142)    (1,415)      17,720

Redemption of
 Preferred stock             (1,329)       (13)                          (6,177)                              (6,190)
Net earnings                                                                           6,426                   6,426
Preferred stock
  dividends                                                                             (232)                   (232)
                             ------       ----     -----     ---       --------     --------     ------     --------
Balances at
Dec. 31, 1996                             $ --     6,670     $67        $59,020    $ (39,948)   $(1,415)   $  17,724
                             ======       ====     =====     ===        =======    =========    =======    =========

          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                  Year Ended December 31,
                                                               1996        1995         1994
                                                             ---------   ---------   ----------
OPERATING ACTIVITIES
 Net earnings (loss)                                         $  6,426     $ 1,398    $(174,825)
  Adjustments to reconcile net earnings (loss) to
   net cash provided (used) by operating activities:
    Deconsolidation of Fidelity                                    --          --      111,988
    (Gain) Loss from investment in Fidelity                    (4,000)         41       59,892
    Deferred proceeds from Bulk Sales Agreement                    --          --        4,000
    Depreciation and amortization                                 395         420          276
    Gain on sale of rental property                            (1,493)     (1,541)          --
    Amortization of deferred loan costs                            88          58           --
    (Increase) decrease in other receivables                      137         382       (1,219)
    (Increase) decrease in other assets                          (129)       (216)        (625)
    Increase in security deposits payable                        (177)         26          227
    Increase (decrease) in accrued liabilities                   (337)     (1,345)       3,001
                                                             --------     -------    ---------
 Net cash provided by (used in) operating activities              910        (777)       2,715
INVESTING ACTIVITIES
 Proceeds from sale of Fidelity stock                              --      11,938           --
 Purchase of Reading Entertainment, Inc. securities            (7,000)         --           --
 Proceeds from sale of properties                               9,361       8,837           --
 Payment of capitalized leasing costs                            (397)         --           --
 Purchase of and additions to real estate                        (504)     (9,610)     (20,055)
                                                             --------     -------    ---------
 Net cash provided by (used in) investing activities            1,460      11,165      (20,055)
FINANCING ACTIVITIES
 Redemption of Preferred Stock from shareholder
  affiliate                                                    (6,190)         --           --
 Proceeds from long-term mortgage borrowings                       --       6,104       13,930
 Repayments of long-term borrowings                            (5,883)     (3,814)         (34)
 Short-term borrowings from affiliates                             --          --        6,200
 Repayment of borrowings from affiliates                           --        (950)          --
 Dividends paid                                                  (232)       (101)          --
 Capitalized financing costs                                       --        (141)        (246)
 Costs of preferred stock issuance                                 --          --         (275)
 Proceeds from issuance of common stock                            --          --          286
                                                             --------     -------    ---------
Net cash provided by (used in) financing activities           (12,305)      1,098       19,861

Less cash and cash equivalents of Fidelity at
 beginning of period                                               --          --     (143,677)
                                                             --------     -------    ---------
Net increase (decrease) in cash and cash equivalents           (9,935)     11,486     (141,156)
Cash and cash equivalents at beginning of year                 16,291       4,805      145,961
                                                             --------     -------    ---------
Cash and cash equivalents at end of year                     $  6,356     $16,291    $   4,805
                                                             ========     =======    =========

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
   Interest on mortgages and line of credit                  $  1,269     $ 1,292    $     548
 Noncash transactions:
   Conversion of line of credit to preferred stock,
    net of loan costs                                              --          --        4,974
   Common stock received in exchange for Fidelity stock            --       1,415           --
   Additions to real estate owned (other assets)
    through foreclosure                                            --         400           --

          See notes to accompanying consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
--------------------------------------------------------------


The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and its wholly owned subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

On October 15, 1996, the Company consummated the transaction (the "Exchange Transaction") contemplated by an exchange agreement (the "Exchange Agreement") with its shareholder affiliates, Craig Corporation ("Craig") and Reading Entertainment, Inc. ("Reading"). Pursuant to the terms of the Exchange Agreement, the Company contributed cash in the amount of $7 million to Reading in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an option to transfer all or substantially all (subject to certain limitations) of its assets to Reading for Reading Common Stock (the "Asset Put Option"). See Note 4. The Company accounts for its investment in Reading at cost.

As a result of a restructuring in August 1994, described in Note 5, effective January 1, 1994, Citadel no longer consolidates its previously wholly owned subsidiary, Fidelity Federal Bank ("Fidelity") in its financial statements; rather it accounts for its investment in Fidelity on the cost basis. According ly, information for the year ended December 31, 1994 presents the Company's results of operations for the five months subsequent to the Restructuring separate from the results of operations of Fidelity, which have been included in the statement of operations as "Gain (Loss) of and Writedown of Investment in Fidelity".


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------


Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 1996 is approximately $5.75 million which is being held in institutional money market mutual funds.

Depreciation and Amortization
-----------------------------

Depreciation and amortization is generally provided using the straight-line method over the estimated useful lives of the assets which range from 27 to 39 years. Leasehold improvements are amortized over the lives of respective leases or the useful lives of the improvements, whichever is shorter.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D)
-------------------------------------------------------------

Deferred Financing Costs
------------------------

Costs incurred in connection with obtaining financing are amortized over the terms of the respective loans on a straight line basis.

Capitalized Leasing Costs
-------------------------

Commissions and other costs incurred in connection with obtaining leases are amortized over the terms of the respective leases on a straight line basis.

Earnings (Loss) per Share Data
------------------------------

Earnings per share is based on 7,983,416, 8,233,174 and 6,610,280, the weighted average number of shares of common stock and common stock equivalents outstanding during the years ended December 31, 1996, 1995 and 1994, respectively. The 3% Cumulative Voting Convertible Preferred Stock and the outstanding Warrants and stock options are common stock equivalents. For 1996 and 1995, the calculation of the weighted average shares of common stock outstanding included the effect of shares assumed to be issued on conversion of the outstanding 3% Cumulative Voting Convertible Preferred Stock during the period of time such stock was outstanding and the outstanding Warrants and stock options. The number of shares assumed converted as of the beginning of the period being reported amounted to 2,046,784 and was calculated in accordance with the Preferred Stock conversion terms described in Note 8. The Preferred Stock is not included in the 1994 calculation as its effect was anti-dilutive.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.
Actual results could differ from those estimates.

Accounting for the Impairment of Long Lived Assets
--------------------------------------------------

During the fiscal year ended December 31, 1996, the Company adopted Statement of Accounting Standard No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of". Among other provisions, the statement changed current accounting practices for the evaluation of the impairment of long lived assets. The adoption did not have a material affect on the Company's Consolidated Financial Statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 3 - RENTAL PROPERTIES AND PROPERTIES HELD FOR SALE
-------------------------------------------------------

The Company's rental properties and properties held for sale at December 31, 1996 and 1995 consisted of the following:


                                     1996       1995
                                   --------   --------
                                      (In thousands)
RENTAL PROPERTIES:
Land                               $ 4,438    $ 4,699
Building and improvements            9,389      9,855
                                   -------    -------
Total                               13,827     14,554
Less accumulated depreciation         (539)      (303)
                                   -------    -------

Rental properties, net             $13,288    $14,251
                                   =======    =======

PROPERTIES HELD FOR SALE:
Apartment building                 $ 1,230    $ 7,791
Accumulated depreciation               (85)      (249)
                                   -------    -------
 Net                                 1,145      7,542
Undeveloped land                        --        400
                                   -------    -------
Properties held for sale           $ 1,145    $ 7,942
                                   =======    =======

At December 31, 1996 rental properties consisted of two commercial buildings as compared to one apartment building and two commercial building at December 31, 1995. In January 1997, the property held for sale at December 31, 1996 was sold at an amount approximating book value.

In May 1996, the Company sold the apartment rental property held for sale at December 31, 1995, for approximately $8.94 million, net of expenses. The sale resulted in a gain of approximately $1.473 million. Concurrent with the sale, the Company paid off the related mortgage note payable amounting to approximately $5.7 million. In addition, in August 1996, the Company sold the undeveloped parcel of land in Claremont for a price, net of expenses, which resulted in a gain of approximately $20,000.

During 1995, the Company sold an apartment building for approximately $5.9 million, net of expenses. The sale resulted in a gain of approximately $981,000.

On February 2, 1995, the Company exercised the Building Options described in
Note 5 to purchase the two office buildings from Fidelity. On March 23, 1995, the Company purchased and immediately sold the Sherman Oaks Building for a gain of approximately $560,000. On May 18, 1995, the Company purchased the Glendale Building at an exercise price of $7.12 million. In connection with the Glendale Building the Company obtained a $5.34 million five year mortgage from Fidelity, which amortizes on a twenty year basis with interest payable monthly at the 30 day LIBOR rate plus 4.5%. The Company paid Fidelity a loan fee of 1% plus normal closing costs.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 3 - RENTAL PROPERTIES AND PROPERTIES HELD FOR SALE, CONT'D
---------------------------------------------------------------

In August 1994, the Company and Fidelity entered into a ten year, full service gross lease for four of the six floors of an office building owned by the Company in Glendale, California (the "Glendale Building"). The rental rate for the first five years of the lease term was approximately $26,000 per month (including parking) for the ground floor and approximately $75,000 per month (including parking), for the fourth through sixth floors. On October 1, 1996, the Company and Fidelity amended the office lease for the Glendale Building resulting in (1) termination of the lease obligation for floors four through six resulting in a reduction of rent payments amounting to approximately $75,000 per month after January 31, 1997, (2) termination of Fidelity's option to purchase the Glendale Building, (3) a modification of the mortgage with Fidelity on the Glendale Building eliminating the prepayment penalty and (4) an obligation by the Company to refund to Fidelity previous rents approximating $450,000 on February 1, 1997. Concurrent with the amendment of the Fidelity lease and mortgage, the Company entered into a ten year, full service lease for all of the floors, excluding the ground floor (approximately 80,000 square feet), of the Glendale Building with Disney Enterprises, Inc. ("Disney"). The rental rate for the first five years of the Disney lease term beginning February 1, 1997 is approximately $148,000 per month (excluding parking) and approximately $164,000 (excluding parking) for the remaining five year term. Disney has the option to renew the lease for two consecutive five year periods. The lease provides that the Company will contribute towards tenant improvements and common area upgrades approximately $2.3 million. In addition, the Company anticipates incurring costs for other building upgrades, governmental compliance, commissions and legal fees prior to the commencement of lease payments by Disney of approximately $1.2 million. The commissions, legal fees and the $450,000 payment due Fidelity, totaling approximately $1,326,000 are included in the Balance Sheet at December 31, 1996 as "Capitalized leasing costs" and are being amortized over the term of the lease .


NOTE 4 - INVESTMENT IN SHAREHOLDER AFFILIATE
--------------------------------------------

On October 15, 1996, the Company, with the approval of the Board of Directors, consummated the transaction (the "Reading Investment Transaction") contemplated by an exchange Agreement (the "Exchange Agreement") dated as of September 4, 1996 by and among the Company, Reading and Craig and certain of their respective affiliates. Pursuant to the terms of the Exchange Agreement, the Company contributed cash in the amount of $7 million to Reading in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and the Asset Put Option. Craig contributed assets in exchange for 2,476,190 shares of Reading Common Stock and 550,000 shares of Reading Series B Voting Cumulative Convertible Preferred Stock. The assets transferred by Craig consisted of 693,650 shares of Series B Preferred Stock of Stater Bros. Holdings Inc., Craig's 50% membership interest in Reading International Cinemas LLC, and 1,329,114 shares of the Company's Preferred Stock. In accordance with the Exchange Agreement, Reading exchanged the Preferred Stock

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 4 - INVESTMENT IN SHAREHOLDER AFFILIATE, CONT'D
----------------------------------------------------


of the Company received from Craig in the Exchange for an equal number of shares of the Company's Series B 3% Cumulative Voting Convertible Preferred Stock (the "Series B Preferred Stock"). Such Series B Preferred Stock received by Reading in the Exchange Transaction was redeemed by the Company in December 1996 (Note
8).

Upon consummation of the transaction, Craig and the Company held in the aggregate approximately 82.4% of the voting power of Reading, with Craig's holdings representing approximately 77.4% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power. In February 1997, Craig increased its ownership in Reading resulting in an increase in its voting power of Reading to 78%. At December 31, 1996, Reading holds 1,564,973 shares or approximately 26% of the Company's outstanding common stock. Craig also holds a warrant, which expires in April 1997, to purchase 666,000 shares of the Company's Common Stock at a purchase price of $3.00.

The 70,000 shares of Series A Preferred Stock acquired by the Company has (i) a liquidation preference of $100 per share or $7 million ("Stated Value"), (ii) bears a cumulative dividend of 6.5%, payable quarterly and (iii) is convertible any time after 18 months from issuance (or earlier upon a change of control of Reading) into shares of Reading Common Stock at a conversion price of $11.50 per share. Reading may, at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108% and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001 (provided the Company has not exercised the Asset Put Option described below), or in the event of a change of control of Reading to require Reading to repurchase the shares of the Series A Preferred Stock for their aggregate Stated Value plus accumulated dividends. In addition, if Reading fails to pay dividends for four quarters, the Company has the option to require Reading to repurchase such shares at their aggregate liquidation value plus accumulated dividends. Included in interest and dividend income is approximately $95,000 representing dividends earned and paid to the Company with respect to the Company's ownership of the Reading Series A Preferred Stock.

The Asset Put Option is exercisable any time after October 15, 1996 through a date thirty days after Reading's Form 10-K is filed with respect to its year ended December 31, 1999, and gives the Company the right to exchange all or substantially all of its assets, as defined, together with any debt encumbering such assets, for shares of Reading Common Stock (the "Asset Put"). In exchange for up to $20 million in aggregate appraised value of the Company's assets on the exercise of the Asset Put Option, Reading is obligated to deliver to the Company a number of shares of Reading Common Stock determined by dividing the value of the Company's assets by $11.75 per share if the notice is received by October 31, 1997 and thereafter, $12.25 per share. If the appraised value of the Company's assets is in excess of $20 million, Reading is obligated to pay for the excess by issuing Common Stock at the then fair market value up to a maximum of $30 million of assets. If the average trading price of Reading Common Stock exceeds 130% of the then applicable exchange price for more than 60 days, then the exchange price

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 4 - INVESTMENT IN SHAREHOLDER AFFILIATE, CONT'D
----------------------------------------------------

will thereafter be the fair market of the Reading Common Stock from time to time, unless the Company exercises the Asset Put within 120 days of receipt of notice from Reading of the occurrence of such average trading price over such 60 day period. For financial reporting purposes the Company did not allocate any value to the Asset Put Option, due to the Company's belief that the value is not material and that the methods of valuing options include numerous subjective assumptions and are not intended to value non-transferable options.

The Company has certain demand and piggy-back registration rights with respect to Reading Common Stock issuable on conversion of the Series A Voting Cumulative Convertible Preferred Stock or on exercise of the Asset Put. With respect to the Reading Investment Transaction, Reading agreed to reimburse the Company for its out of pocket costs, estimated to be approximately $265,000, up to a maximum of $280,000.

Reading is a publicly traded company whose shares are listed on the NASDAQ. Reading is currently involved in conventional multiplex cinema exhibition in Puerto Rico through its Cine Vista Cinemas chain, in the exhibition of art and specialty film through its interest in the Angelika Film Center (a specialty art multiplex cinema and cafe complex located in the Soho area of New York City), and the development of a new chain of conventional multiplex cinemas and entertainment centers in Australia. Reading opened its first multiplex cinema in Australia in December 1996. In addition, Reading expects to expand the Angelika Film Center concept to other U.S. cities, has executed a lease to develop an 8-plex art cinema and cafe complex as a part of the Bayou Place development in Houston, Texas, and is currently reviewing a number of potential locations suitable for such complexes.

Summarized financial information of Reading as of and for the three months and twelve months ended December 31, 1996 follows:


CONDENSED BALANCE SHEET:

                                                    December 31, 1996
                                                    -----------------
                                                     (In thousands)
 Cash and cash equivalents                               $ 48,680
 Other current assets                                       7,765
 Equity investment in Citadel                               4,850
 Preferred stock of Stater                                 67,978
 Property and equipment                                    21,130
 Intangible assets                                         26,229
 Other assets                                               5,122
                                                         --------
    Total Assets                                         $181,754
                                                         ========

 Current liabilities                                     $ 13,716
 Other liabilities                                          5,084
 Preferred Stock held by Citadel                            7,000
 Shareholders' equity                                     155,954
                                                         --------
    Total Liabilities and Equity                         $181,754
                                                         ========

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 4 - INVESTMENT IN SHAREHOLDER AFFILIATE, CONT'D
----------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS:
                                     Three Months Ended        Year Ended
                                      December 31, 1996    December 31, 1996
                                     -------------------   ------------------
                                       (In thousands)        (In thousands)
  Revenue:
    Theater                               $ 5,233               $ 18,236
    Real Estate                               332                    543
    Interest and dividends                  2,695                  4,165
                                          -------               --------
  Total revenue                             8,260                 22,944
  Theater costs                            (4,204)               (14,452)
  Depreciation and amortization              (578)                (1,793)
  General and administrative               (3,869)                (7,106)
                                           -------               --------
  (Loss) from operations                     (391)                  (407)
  Equity in earnings of Citadel                51                  1,526
  Other income, net                         3,263                  4,327
                                           -------               --------
 Earnings before income taxes               2,923                  5,446
  Income tax benefit                        1,315                  1,236
  Minority interest                           353                    321
                                          -------               --------
 Net income                                 4,591                  7,003
  Less preferred stock dividends             (911)                  (911)
  Net Income applicable to common
    stock shareholders                     $3,680                  $6,092
                                           ======                  ======

Included in income tax benefit for the three months and year ended December 31, 1996 is approximately $1.8 million resulting from the recognition of previously reserved income tax assets, net of AMT tax. In addition, other income for the three months and year ended December 31, 1996, includes legal settlements and other non-recurring income of approximately $3.4 million and $4.6 million, respectively.


NOTE 5 - INVESTMENT IN FIDELITY
-------------------------------

On August 4, 1994, Citadel completed a restructuring in which, among other things, Citadel's ownership interest in its previously wholly owned subsidiary, Fidelity Federal Bank ("Fidelity"), was reduced to approximately 16% through the issuance of 4,202,243 shares of Class A and Class C common stock of Fidelity to new investors in a public offering.

During fiscal 1995, the Company's investment in Fidelity was reduced by (1) the sale of 1,295,000 shares of the Class B Common Stock of Fidelity in consideration for a cash payment of $2,220,000 and the return of 666,000 shares of the Company's common stock as part of the settlement of litigation with Dillon Investors (Note 11), and (2) the sale of 2,900,000 shares for approximately $9,718,000, net of commissions. At December 31, 1996 the Company holds for sale 1,810 shares of Fidelity stock.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 5 - INVESTMENT IN FIDELITY, CONT'D
         ------------------------------

The loss of and writedown of investment in Fidelity for the year ended December 31, 1994 consisted of the following:

                                                              (in thousands)
                                                               ------------
Loss from operations of Fidelity through August 4, 1994          $112,072
Writedown of investment in Fidelity as of the date of
  the Restructuring                                                52,811
Writedown representing other than temporary decline in
  value from August 5, 1994 to December 31, 1994                    7,081
                                                                 --------
                                                                 $171,964
                                                                 ========

Included in the writedown of investment in Fidelity as of the date of Restructuring is the effect of the proceeds received from the D&O Litigation, the writedown of uncollectible loans, and the deferral of the $4 million of proceeds received from the Bulk Sale Asset Agreement relating to a sale of Fidelity loans described below. The loss from operations of Fidelity through August 4, 1994 was partially offset by an income tax benefit of $16,524,000.

In addition to the reduction of Citadel's interest in Fidelity, several other significant events occurred in the Restructuring, including:

a. The purchase by a newly formed subsidiary of Citadel, Citadel Realty, Inc. ("CRI") of four real properties from Fidelity for a purchase price of $19.8 million (Fidelity's book value) of which $13.9 million was financed by Fidelity on a secured basis, and the balance was financed by Craig, under a short-term line of credit.

b. The receipt by Citadel from Fidelity by way of a dividend of (i) a one-year transferable option (subsequently contributed to CRI) to acquire two office building in Sherman Oaks and Glendale, California (the "Office Buildings") used in the operations of Fidelity for an aggregate exercise price of $9.3 million, portions of which buildings to be leased back to Fidelity upon purchase by the Company (Note 3), and (ii) Fidelity's interest in a lawsuit filed against the former carrier of Fidelity's directors' and officers insurance policies, involving certain coverage and indemnity issues (the "D & O Litigation), which resulted in Citadel collecting approximately $2.5 million.

c. The execution and delivery by Citadel and Fidelity of a Stockholders' Agreement, under which Citadel agreed to reimburse Fidelity for certain losses incurred by Fidelity in either curing breached representations or repurchasing assets sold under a bulk sales agreement, subject to a $4 million aggregate limit, in the event Fidelity were to be determined to have breached certain representations made in connection with certain bulk sales of loans and properties in 1994. As a significant number of material issues were unresolved with regard to the Company's ultimate exposure with respect to the Company's ultimate exposure with respect to the indemnity clause negotiated with Fidelity, the Company included $4 million on its Balance Sheet at December 31, 1995 as

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 5 - INVESTMENT IN FIDELITY, CONT'D
---------------------------------------

"Deferred proceeds from bulk sales agreement". During 1996, Fidelity reached a settlement with the purchaser regarding the bulk sales claims and released the Company from the indemnity given to Fidelity. Accordingly, the Company has reflected in the Statements of Operations for the year ended December 31, 1996, a non-recurring gain related to its previous investment in Fidelity, which resulted from the reversal of the $4 million deferral.


NOTE 6 - OTHER ASSETS
---------------------


Other assets are summarized as follows:
                                                                   December 31,
                                                                   1996     1995
                                                                  -----    -----
                                                                  (in thousands)
Deferred financing costs                                          $ 204    $ 271
Accumulated amortization                                            (64)     (43)
                                                                  -----    -----
 Deferred financing costs, net                                      140      228
Impounds                                                            354      291
Prepaid expenses                                                    110      195
Other                                                                12      100
                                                                  -----    -----
                                                                  $ 616    $ 814
                                                                  =====    =====


NOTE 7 - MORTGAGE NOTES PAYABLE
-------------------------------


Mortgage notes payable at December 31, 1996 and 1995 is as follows:


                                                  December 31,
                                                 1996       1995
                                               --------   --------
                                                  (in thousands)
Notes payable to Fidelity - principal and
 interest paid monthly at rates equal to
 LIBOR plus 4.5%, maturing through 2004         $ 9,548    $15,424
Note payable to American Savings Bank -
 principal and interest paid monthly at a
 rate equal to the 11th District cost of
 funds plus 2.95%, maturing June 1, 2025            755        762
                                                -------   --------
                                                $10,303    $16,186
                                                =======   ========

As of December 31, 1996, the 30 day LIBOR interest rate was 5.375% and the 11th District Cost of Funds was 4.839%.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


Aggregate future principal payments as of December 31, 1996 are as follows:

             Year Ending
             December 31,               (in thousands)
             ------------               --------------

                1997                       $   170
                1998                           188
                1999                           207
                2000                           228
                2001                           252
                Thereafter                   9,258
                                           -------
                                           $10,303
                                           =======


NOTE 8 - 3% CUMULATIVE VOTING CONVERTIBLE PREFERRED STOCK
---------------------------------------------------------

On November 10, 1994, the Company issued 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock ("Preferred Stock") at a stated value of $3.95 per share to its shareholder affiliate, Craig Corporation ("Craig"). The sales price of the 1,329,114 shares sold was $5,250,000 which was paid through the conversion of existing indebtedness to Craig. The Preferred Stock carried a liquidation preference equal to its stated value and had a cumulative (noncompounded) annual dividend equal to 3% of the stated value. Each share of the Preferred Stock entitled the holder to one vote on all matters submitted to a vote of the Company's stockholders.

The Preferred Stock was convertible at the option of the holder into common stock. The conversion ratio was one share of Preferred Stock for a fraction of a share of common, the numerator which is $3.95 per share plus any unpaid dividends, and the denominator which is the average of the closing prices per share of the Company's common stock, as defined ("Market Price"). If the Market Price was below $3.00, the Company could redeem the Preferred Stock tendered for conversion calculated as the sum of (1) $3.95 per share, (2) any unpaid dividends, and (3) a premium at the redemption date equal to an accrual on the Stated Value ranging from 9% per annum during the period from November 1994 to November 1998 and thereafter reducing over time.

As described in Note 4, on October 15, 1996, the Company issued 1,329,114 shares of Series B 3% Cumulative Convertible Preferred Stock ("Series B Preferred Stock") to Reading in exchange for the Series A Preferred Stock. The terms of the Series B Preferred Stock were substantially identical to the terms of the Series A Preferred Stock except that (i) the Redemption Accrual Percentage was reduced from 9% to 3% after October 15, 1996 and (ii) except upon a change of control of the Company, the holders of the Series B Preferred Stock would no longer have the right to convert the Series B Preferred Stock into Company Common Stock during the one year period commencing on the fifteenth day following the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In December 1996, Reading notified the Company of its exercise of its

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 8 - 3% CUMULATIVE VOTING CONVERTIBLE PREFERRED STOCK, CONT'D
-----------------------------------------------------------------

conversion rights. On December 20, 1996, Citadel redeemed the Series B Preferred from Reading pursuant to the exercise of certain redemption rights set forth in the Certificate of Designation with respect to the Series B Preferred Stock. Such redemption price amounted to approximately $6.19 million. As a consequence of the Series B Preferred Stock redemption, Reading's voting ownership of Citadel decreased to reflect their approximately 26% common stock holdings.

Included as a reduction of stockholders' equity for the year ended December 31, 1996 and 1995 is $232,000 and $101,500, respectively, representing dividends declared and paid for the period from the date of the Preferred Stock issuance in November 1994 until the redemption of the Series B Preferred Stock in December 1996.


NOTE 9 - FUTURE MINIMUM RENT
----------------------------

The Company has operating leases with tenants at its commercial properties that expire at various dates through 2005 and are subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Future minimum rent under operating leases, excluding tenant reimbursements of certain costs, is summarized as follows:

             Year Ending
             December 31,                   (in thousands)
             ------------                   --------------
                1997                           $ 4,503
                1998                             4,596
                1999                             2,814
                2000                             2,223
                2001                             2,129
             Thereafter                         14,111
                                               -------
                                               $30,376
                                               =======

Commencing in August 1995, the Company began renting corporate office space from its affiliate, Craig, on a month to month basis. In addition, the Company engaged Craig to provide certain administrative services. Included in general and administrative expenses is $96,000 and $45,000 paid to Craig for such rent and services for the years ended December 31, 1996 and 1995, respectively. In addition, the Company provided real estate consulting services to Reading during the years ended December 31, 1996 and 1995 for which the Company was paid approximately $169,000 and $120,000, respectively. Such amounts are included in the statement of operations as a reduction of general and administrative expenses.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

There are several legal actions and claims against the Company. Based on advice of legal counsel management believes that the ultimate liability, if any, which may result from any of these lawsuits will not materially effect the financial position or results of operations of the Company.

In November 1994, a stockholder, Dillon Investors L.P. filed a lawsuit in the Court of Chancery of the State of Delaware naming as defendants the Company, its directors and Craig. On April 13, 1995, the Company, Craig and Dillon Investors and its affiliates (the "Dillon Parties") entered into settlement agreements to resolve this litigation. Under the settlement agreements, the Dillon Parties purchased from Citadel 1,295,000 shares of Class B common stock of Fidelity owned by the Company in exchange for which the Company received from the Dillon Parties $2.22 million and 666,000 shares of the Company's common stock and all existing litigation among the Company, Craig and the Dillon Parties was terminated. For financial statement purposes the Company reflected the return of the Company's common stock as treasury stock in the amount of $1,415,000, or $2.125 per share.

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


NOTE 11 - STOCK OPTIONS
-----------------------

Pursuant to an employment agreement, the Company granted to the President stock options to purchase 33,000 shares of common stock at a price of $2.69 per share. As of December 31, 1996, the 33,000 shares were exercisable. Effective October 1996, the Company adopted the Citadel 1996 Nonemployee Director Stock Option Plan (the "1996 Stock Option Plan") which provides that each director who is not an employee or officer of the Company will automatically be granted immediately vested options to purchase 10,000 shares of Common Stock at an exercise price that is greater or less than the fair market value, as defined, per share of Common Stock on the date of grant by an amount equal to the amount by which $3.00 per share is greater or less than the fair market value per share of Common Stock on the effective date of the 1996 Stock Option Plan. At December 31, 1996, vested options to purchase 20,000 shares of Common Stock at an exercise price of $3.00 per share are outstanding.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 12 - INCOME TAXES
----------------------

As of December 31, 1996, the Company has for income tax purposes net operating loss carryforwards and capital loss carryforwards of approximately $2.1 million and $7.4 million, respectively. These carryforwards will expire in the years 1999 through 2004 and are subject to certain limitations. Since, in view of the Company's recent history of operating losses, realization of such tax benefits may be unlikely, a full valuation reserve has been provided.

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

At the time of the Restructuring, Citadel and Fidelity entered into a tax disaffiliation agreement (the "Tax Disaffiliation Agreement"). In general under the tax disaffiliation Agreement, Fidelity is responsible for (a) all adjustments to the tax liability of Fidelity and its subsidiaries for the periods before the Restructuring relating to operations of Fidelity, (b) any tax liability of Fidelity and its subsidiaries for the taxable year that begins before and ends after the Restructuring in respect to that part of the taxable year through the date of the Restructuring, and (c) any tax liability of Fidelity and its subsidiaries for periods after the Restructuring. For this purpose any liability for taxes for periods on or before the Restructuring is measured by Fidelity's actual liability for taxes after applying tax benefits attributable to periods prior to the closing otherwise available to Fidelity. With certain exceptions Fidelity is entitled to any refunds relating to those liabilities. During 1996, the Company and Fidelity reached settlement with respect to all open tax periods prior to 1991. Subsequent tax years are currently under audit by the Internal Revenue Service.

In general Citadel is responsible for all tax liabilities of Citadel and its subsidiaries (other than Fidelity and its subsidiaries) for all periods.

Deferred income taxes reflect the net tax effect of "temporary differences" between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During 1996, the Company finalized and filed its tax return for the year ended December 31, 1995. Based upon these filings the Company has made certain adjustments to deferred tax assets previously estimated for the year ended December 31, 1995. The components of the deferred tax liabilities and assets are as follows:

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 12 - TAXES ON INCOME, CONT'D
---------------------------------

                                               December 31,
                                             1996        1995
                                           ---------   --------
                                               (in thousands)
FEDERAL:
Deferred tax assets:
 Acquired and option properties               2,110      3,100
 Capital losses from sale of Fidelity         2,600      3,430
 Bulksale indemnification                        --      1,400
 Net operating loss carryforward                600        938
 Other                                          385        385
                                            -------    -------
Gross deferred tax assets                     5,695      9,253
                                            -------    -------
Valuation allowance                         $(5,695)    (9,253)
                                            -------    -------
Net Deferred tax liability                  $    --    $    --
                                            =======    =======

STATE:
Deferred tax assets:
 Acquired and option properties                 570        850
 Capital losses from sale of Fidelity           690        930
 Bulk sale indemnification                       --        372
 Net operating loss carryforward                120        120
                                            -------    -------
Gross deferred tax assets                     1,380      2,272
Valuation reserve                            (1,380)    (2,272)
                                            -------    -------
Net deferred tax liability                  $    --    $     0
                                            =======    =======

The provision for income taxes is different from amounts computed by applying the U.S. statutory rate to earnings (losses) before taxes. The reason for these differences follows:

                                              Year Ended December 31,
                                             1996      1995      1994
                                           --------   ------   ---------
                                                  (In thousands)
Expected tax provision (benefit)           $ 2,185    $ 475    $(67,439)
(Increase) reduction in taxes
resulting from:
  Realization of deferred tax asset
    from book and tax basis of
    acquired properties sold                  (520)    (530)         --
  Bulk sale indemnification not
    taxable                                 (1,400)      --          --
  Utilization of net operating losses         (310)      --          --
  Losses for which no tax benefit
    was recorded                                --       55      50,915
  Other                                         45       --          --
                                           -------    -----    --------
      Actual tax provision                 $    --    $  --    $(16,524)
                                           =======    =====    ========

As stated in Note 5, an income tax benefit of $16.524 million was recorded for the year ended December 31, 1994 relating to and included in the loss from operations of Fidelity.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 14 - QUARTERLY OPERATING DATA (UNAUDITED)
----------------------------------------------

                                   First      Second      Third      Fourth
                                  Quarter     Quarter    Quarter    Quarter
                                 ---------   ---------   --------   --------
                                   (In thousands except per share amounts)
1996
Real estate income                $ 1,740     $ 1,572    $ 1,278    $ 1,281
Real estate general and
 administrative expenses           (1,497)     (1,504)    (1,101)      (836)
Gain on sale of properties             --       1,473         20         --
Gain on Fidelity                       --       4,000         --         --
Net income                            243       5,541        197        445
Net income (loss) per share          0.02        0.69       0.03       0.06

1995
Real estate income                $ 1,113     $ 1,432    $ 1,812    $ 1,755
Real estate general and
 administrative expenses           (1,308)     (1,360)    (1,907)    (1,639)
Gain on sale of properties          1,541          --         --         --
Gain (Loss) of Fidelity                --         (41)        --         --
Net income (loss)                   1,346          31        (95)       116
Net income (loss) per share          0.15        0.00      (0.02)      0.01

The above unaudited quarterly financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the quarterly periods presented.

Pursuant to the conversion terms of the 3% Cumulative Voting Convertible Preferred Stock, the number of shares contingently issuable while they were outstanding was dependent on the preceeding 60 day average market price of the stock at the date of conversion. Earnings per share for the first, second and third quarters of 1996 has been retroactively restated to reflect the number of shares contingently issuable upon the conversions of the Preferred Stock to Common Stock based upon the values calculated as of December 19, 1996.

                       Financial Statement Schedule III

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                       DECEMBER 31, 1996 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                    INITIAL COST              COSTS
                               ----------------------     CAPITALIZED
                                         BUILDING AND    SUBSEQUENT TO
DESCRIPTION    ENCUMBRANCES     LAND     IMPROVEMENTS     ACQUISITION
Commercial        $ 4,344      $1,488       $4,507           $199
Apartment             755         261          970
Commercial          5,204       2,951        4,212            469
                  -------      ------       ------           ----
                  $10,303      $4,700       $9,689           $668
                  =======      ======       ======           ====



                              DECEMBER 31, 1996                                  LIFE
               ---------------------------------------------                   ON WHICH
                                                ACCUMULATED       DATE       DEPRECIATION
DESCRIPTION     LAND     BUILDING     TOTAL     DEPRECIATION    ACQUIRED     IS COMPUTED
Commercial     $1,488     $ 4,706    $ 6,194         $277          8/4/94        40
Apartment         261         970      1,231           85          8/4/94        27.5
Commercial      2,951       4,681      7,632          262          5/8/95        40
               ------     -------    -------         ----
               $4,700     $10,357    $15,057         $624
               ======     =======    =======         ====

-------------
(1) The properties listed above were acquired pursuant to agreements entered into between the Company and Fidelity at the time of the Restructuring. The aggregate gross cost of property held at December 31, 1996 for federal income tax purposes approximated $20,972,000.

(2) The following reconciliation reflects the aggregate rollforward activity of property held and accumulated depreciation for the three years ended December 31, 1996:

                                          Gross                 Accumulated
                                          Amount                Depreciation
                                        ----------              ------------
Balance at December 31, 1993            $    --                      $  --
  Depreciation expense                                                (197)
  Acquisitions                           20,055
                                        -------                      -----
Balance at December 31, 1994             20,055                       (197)
  Depreciation expense                                                (420)
  Acquisitions                            7,163
  Improvements                              166
  Property received through
   foreclosure on note receivable           400
  Cost of real estate sold               (5,038)                        64
                                        -------                      -----
Balance at December 31, 1995            $22,746                      $(553)

  Depreciation expense                                                (395)
  Acquisitions                              504
  Cost of real estate sold               (8,193)                       324
                                        -------                      -----
Balance at December 31, 1996            $15,057                      $(624)
                                        =======                      =====

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         DIRECTORS & EXECUTIVE OFFICERS

                                                                           FIRST
                                                                           BECAME
      NAME                      AGE   CURRENT OCCUPATION                  DIRECTOR
      ----                      ---   ------------------                  --------
James J. Cotter (1)(3)           59   Chairman of the Board of               1986
                                      Citadel, Chairman of the
                                      Board of Craig Corporation
                                      ("Craig"), and Chairman of the
                                      Board of Reading Entertainment,
                                      Inc. (`REI")



S. Craig Tompkins(3)             46   Secretary/Treasurer and                1993
                                      Principal Accounting Officer
                                      of Citadel, Vice Chairman of
                                      the Board of Citadel,
                                      President and Director of
                                      Craig, Vice Chairman of the Board
                                      of REI, and Director of G&L
                                      Realty Corp.

Ronald I. Simon(2)(3)            58   Private Investor/Financial             1995
                                      Consultant; Chairman and
                                      Chief Financial Officer of
                                      Sonant Corporation, Director
                                      of each of Softnet Systems,
                                      Inc., and Westcorp Investments.

Alfred Villasenor, Jr.           67   President of Unisure Insurance         1987
 (1)(2).                              Services, Incorporated


(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Executive Committee.

     Set forth below is certain information concerning the principal occupation and business experience of each of the individuals named above during the past five years.

     Mr. Cotter was first elected to the Board in 1986, and resigned in 1988. He was re-elected to the Board in June 1991, named Acting Chairman of the Board of Directors of Citadel and Fidelity Federal Bank, a federal savings bank (''Fidelity'') previously owned by Citadel in October 1991, and named Chairman of the Board of Citadel on June 5, 1992. Mr. Cotter has been Chairman of the Board of Craig since 1988 and a Director of that company since 1985. Since 1996, Mr. Cotter has served as a Director of REI (motion picture exhibition and real estate), which the company was formed pursuant to a reorganization of Reading Company under a Delaware holding company, effective October 1996. Since 1990 Mr. Cotter has also served as a Director of Reading Company, currently a wholly owned subsidiary of REI, and since 1991, as the Chairman of the Board of that company. Craig owns approximately 78% of the voting power of the outstanding securities of REI. Mr. Cotter is also the Executive Vice President and a Director of The Decurion Corporation (motion picture exhibition). Mr. Cotter began his association with The Decurion Corporation in 1969. Mr. Cotter is also a Director and Executive Vice President of Pacific Theatres, Inc., a wholly owned subsidiary of the Decurion Corporation. Mr. Cotter has been the Chief Executive Officer and a Director of Townhouse Cinemas Corporation (motion picture exhibition) since 1987. Mr. Cotter is the General Partner of James J. Cotter, Ltd., a general partner in Hecco Ventures I, a California General Partnership and a general partner in Hecco Ventures II, a California General Partnership (Hecco I and Hecco II are involved in investment activities and are shareholders in Craig), and has been a Director of Stater Bros., Inc. (retail grocery) since 1987.

     Mr. Simon has been a director of the Company since June 1995. Mr. Simon is a financial consultant and private investor. He is currently Chairman and Chief Financial Officer of Sonant Corporation, a manufacturer of interactive voice response equipment, Westcorp Investments, a wholly owned subsidiary of Westcorp, and Softnet Systems, Inc. Formerly, Mr. Simon was the Managing Director of the Henley Group, Inc., a Director of Craig Corporation from 1987-1990 and a Director of Reading Company from 1989 to 1995.

     Mr. Tompkins was a partner of Gibson Dunn & Crutcher until March 1993 when he resigned to become President of each of Craig and Reading. Mr. Tompkins has served as a Director of each of Craig and Reading Company since February 1993 and has served as a Director of REI since its formation in 1996. Mr. Tompkins was elected to the Board of Directors of G&L Realty Corp., a New York Stock Exchange listed real estate investment trust, in December of 1993, and was elected Vice Chairman of the Board of Citadel in July of 1994. Mr. Tompkins also serves as the Secretary/Treasurer and Principal Accounting Officer for Citadel. In February 1997, Mr. Tompkins resigned as President of REI and was made Vice Chairman of REI.

     Mr. Villasenor is the President and the owner of Unisure Insurance Services, Incorporated, a corporation which has specialized in life, business life and group health insurance for over 35 years. He is also a general partner in the 2368 Torrance Partnership, a California real estate holding company. Mr. Villasenor served on the Board of Directors of ELAR, a reinsurance company from 1986 to 1991. In 1987, Mr. Villasenor was elected to the Board of Directors of Citadel and Fidelity and served on the Board of Fidelity until 1994. Mr. Villasenor also served as a Director of Gateway Investments, Inc. (a wholly owned subsidiary of Fidelity) from June 22, 1993 until February 24, 1995.

     All officers are elected annually by the Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The officers of Citadel currently include Steve Wesson and S. Craig Tompkins. The Summary Compensation Table sets forth the compensation earned for the years ended December 31, 1996, 1995 and 1994 by each of the most highly compensated executive officers of the company whose compensation exceeded $100,000 in all capacities in which they served.



                                               ANNUAL COMPENSATION                    LONG TERM
                                    -------------------------------------             COMPENSATION
                                                                                      SECURITIES
                                                                                       UNDERLYING
                                                                        OTHER            STOCK
                                                                        ANNUAL          OPTIONS        ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR       SALARY     BONUS         COMPENSATION(1)     GRANTED      COMPENSATION
---------------------------     ----       ------     -----         ---------------     -------      ------------

Steve Wesson                     1996      $175,000   $ 50,000             (1)               --             --
 President and Chief             1995      $175,000   $100,000             (1)               --             --
 Executive Officer               1994(2)   $ 70,564   $ 25,000             (1)           33,000         $5,564

(1) Excludes perquisites if the aggregate amount thereof is less than $50,000, or 10% of salary plus bonus, if less.

(2) Includes compensation received as President and Chief Executive Officer of Citadel from August 5, 1994 to December 31, 1995.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following summarizes options were granted in 1996.

                                                                                              POTENTIALLY REALIZABLE VALUE
                                                                                                AT ASSUMED ANNUAL RATES
                                                                                               OF STOCK PRICE APPRECIATION
                                                   INDIVIDUAL GRANTS                                 FOR OPTION TERM
                                  -------------------------------------------------------     ----------------------------
                                                 PERCENT OF
                                  NUMBER OF        TOTAL
                                  SECURITIES    OPTIONS/SARS
                                  UNDERLYING     GRANTED TO
                                 OPTIONS/SARS   EMPLOYEES IN    EXERCISE OR   EXPIRATION
     NAME                          GRANTED      FISCAL YEAR     BASE PRICE       DATE                5%            10%
     ----                          -------      -----------     ----------       ----                --            ---
Alfred Villasenor                   10,000           50%          $3.00          2006              $18,900       $47,800
Ronald I. Simon                     10,000           50%          $3.00          2006              $18,900       $47,800


AGGREGATED OPTION/SAR IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                   NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                                       OPTIONS/SARS                OPTION/SARS
                         SHARES ACQUIRED          VALUE                AT FY-END (#)               AT FY-END (#)
       NAME               ON EXERCISE (#)       REALIZED ($)     EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
       ----               --------------        -----------      -------------------------  -------------------------
    Steve Wesson               N/A                  N/A                  33,000/0                      $ 2,062
    Alfred Villasenor          N/A                  N/A                  10,000/0                            0(1)
    Ronald I. Simon            N/A                  N/A                  10,000/0                            0(1)

(1) The options are not in-the-money.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

     Citadel and Steve Wesson entered into an Executive Employment Agreement, effective as of August 4, 1994 (the ''Employment Agreement''). The term of the Employment Agreement is two years and is automatically renewed for subsequent one-year terms unless either party gives notice of non-renewal. Mr. Wesson is paid an annual salary of $175,000 and a minimum annual bonus of $50,000. Pursuant to the Employment Agreement, Mr. Wesson was granted options to purchase 33,000 shares of Common Stock of Citadel.

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

COMPENSATION COMMITTEE

     From August 4, 1994 to August 31, 1995, Citadel dissolved the Compensation Committee and the entire Board of Directors took responsibility for the compensation decisions. On August 31, 1995, the Compensation Committee was reinstituted and currently includes include Directors Cotter and Villasenor. It is currently Citadel's policy that directors who are executive officers and whose compensation is at issue are not involved in the discussion of, or voting on, such compensation.

     Mr. Wesson and Mr. Tompkins are the executive officers of Citadel. In accordance with Citadel's policy on executive officer compensation, Mr. Wesson and Mr. Tompkins are not involved in the discussion of, or voting on, their respective compensation. Mr. Tompkins receives no compensation for his services as an executive officer, but received director's fees for his service as Vice Chairman in the amount of $35,000 with respect to 1996.

     Other than the Chairman of the Board, directors who are not officers or employees of the Company receive, for their services as a director, an annual retainer of $15,000 plus $1,500, if serving as Committee Chairman and $800 for each meeting attended in person (or $300 in the case of a telephonic meeting). The Chairman of the Board receives $45,000 annually. During 1996, Messrs. Villasenor and Simon received $10,000 as additional fees for their participation as members of the Independent Committee formed by the Company to review the Reading Investment Transaction.

     Additionally, pursuant to the Citadel Holding Corporation 1996 Nonemployee Director Stock Option Plan effective October 1996 (the "1996 Stock Option Plan"), each director of the Company who is not an employee or officer (for purposes of the 1996 Stock Option Plan, the Chairman of the Board and the Principal Accounting Officer of Citadel are deemed officers of the Company) of the Company shall, upon becoming a member of the Board of Directors, automatically be granted immediately vested option to purchase 10,000 shares of Common Stock at an exercise price that is greater or less than the fair market value (as such term is defined in the 1996 Stock Option Plan) per share of Common Stock on the date of grant by an amount equal to the amount by which $3.00 per share is greater or less than the fair market value per share of Common Stock on the effective date of the 1996 Stock Option Plan (the "Plan Effective Date"). The non-officer directors who were incumbent on the Plan Effective Date (Messrs. Simon and Villasenor) received immediately vested options to purchase 10,000 shares of Common Stock at an exercise price of $3.00 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Tompkins is President of Craig and a Director of Craig and REI. Mr. Cotter is the Chairman of the Board of Craig and REI. Mr. Cotter is a member of the executive committees of REI, which, among other things, is responsible for the compensation of the executive officers of such companies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports to ownership and changes in ownership with the SEC. The SEC rules also require such reporting persons to furnish the Company with a copy of all
Section 16(a) forms they file.

     Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1996, all filing requirements applicable to its reporting persons were complied with except Mr. Alfred Villasenor filed one late Form 4 in December 1996 to report the sale of 900 shares of the Company's Common Stock, which transaction occurred in April 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the shares of Common Stock, beneficially owned as of March 20, 1997 by (i) each director and nominee, (ii) all directors and executive officers as a group, and (iii) each person known to Citadel to be the beneficial owner of more than 5% of the Common Stock. Except as noted, the indicated beneficial owner of the shares has sole voting power and sole investment power.


                                                              COMMON STOCK
                                             ----------------------------------------------
                                               AMOUNT AND NATURE
NAME AND ADDRESS OF BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP       PERCENT OF CLASS(7)
------------------------------------         -----------------------       ----------------
James J. Cotter(1)(4)                              2,230,473                    33.2%

Steve Wesson(4)                                    33,000(2)                     *

Alfred Villasenor, Jr.(4)                          10,000(3)                     *



S. Craig Tompkins(4)                                     --                       --

Ronald I. Simon(4)                                 10,000 shares(3)              *



Craig Corporation(1)(4)                            2,230,473                     33.2%

Reading Holdings, Inc., an indirect                1,564,473                     23.2%
 wholly owned subsidiary of REI (1)
 30 South Fifteenth Street, Suite 1300
 Philadelphia, PA  19102-4813

Lawndale Capital Management, Inc.,                 579,000(6)                     8.6%
 One Sansome Street, Suite 3900
 San Francisco, California 94104

Andrew E. Shapiro                                  579,000(6)                     8.6%
 One Sansome Street, Suite 3900
 San Francisco, California 94104


                                                              COMMON STOCK
                                             ----------------------------------------------
                                               AMOUNT AND NATURE
NAME AND ADDRESS OF BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP       PERCENT OF CLASS
------------------------------------         -----------------------       ----------------
Diamond A Partners, L.P                           501,000(6)                   7.5%
 One Sansome Street, Suite 3900
 San Francisco, California 94104

Diamond A Investors, L.P.                         77,900(6)                    1.2%
 One Sansome Street, Suite 3900
 San Francisco, California 94104

Private Management Group(5)                      675,000                      10.0%
20 Corporate Park, Suite 400
Irvine, CA  92606

All directors and executive                    2,283,473                        34%
 officers as a Group (5 persons)(1)

(1) Mr. Cotter is the Chairman of Craig and REI, and a principal stockholder of Craig. Craig currently owns approximately 78% of the voting power of the outstanding capital stock of REI. Craig owns directly a warrant (the "Warrant") to purchase 666,000 shares of Common Stock at $3.00 per share. Reading owns directly 1,564,473 shares of Common Stock. These securities have been listed as beneficially owned by Mr. Cotter and Craig due to the relationships between Mr. Cotter, Craig and REI. The Common Shares underlying the Warrant (representing 666,000 shares) have been listed as beneficially owned by Mr. Cotter and Craig even though the exercise price is currently in excess of the current market value of such Common Stock. Mr. Cotter disclaims beneficial ownership of all Citadel securities owned by Craig and/or Reading.
(2) Pursuant to the terms of his Employment Agreement, Citadel granted Mr. Wesson options to purchase 33,000 shares of Common Stock.
(3) Includes 10,000 shares of Common Stock which may be acquired through the exercise of stock options granted pursuant to the 1996 Stock Option Plan.
(4) 550 South Hope Street, Suite  1825, Los Angeles, California 90071
(5) Based upon Schedule 13-G filed February 28, 1997.
(6) Includes 501,100 shares which are owned by Diamond A Partners, L.P., ("DAP") and 77,900 shares which are owned by Diamond A Investors, L.P. ("DAI") but have shared voting and dispositive power with Lawndale Capital Management, LLC ("LCM") and Andrew E. Shapiro. According to Amendment No. 5 to the Report on Schedule 13D filed on October 29, 1996, LCM is the investment advisor to and general partner of DAP and DAI, which are investment limited partnership. Andrew E. Shapiro is the sole manager of LCM.
(7) Based on ownership assuming conversion of the stock options (53,000 shares) and the conversion of the Warrant to purchase 666,000 shares.

* Represents less than one percent of the outstanding shares of Citadel Common Stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

Reading Investment Transaction

     In October 1996, Citadel and its wholly-owned subsidiary, Citadel Acquisition Corp., Inc. ("CAC"), closed a transaction with Craig, REI and Reading Company and certain affiliates thereof. Pursuant to the terms of an Exchange Agreement, CAC contributed cash in the amount of $7 million to REI in exchange for (i) 70,000 shares of Series A Preferred Stock of REI, (ii) the granting to Citadel of an option, exercisable at any time until 30 days after REI files its Annual Report on Form 10-K for the year ended December 31, 1999, to exchange all or substantially all of its assets for shares of REI Common Stock, subject to certain contractual limitations and (iii) the granting of certain demand and piggy-back registration rights with respect to REI Common Stock received on the conversion of the Series A Preferred Stock or on such asset exchange. Additionally, pursuant to the terms of such Exchange Agreement, REI issued (i) 125,098 shares of its Series B Preferred Stock and 563,210 shares of its common stock to Craig in exchange for Craig's 50% interest in a cinemas joint venture with a Reading Company affiliate and the 1,329,114 shares of Citadel Series A 3% Cumulative Voting Convertible Preferred Stock, par value $.01 per share (the "Citadel Series A Preferred Stock") owned by Craig and (ii) 424,902 shares of its Series B Preferred Stock and 1,912,980 shares of its common stock to a Craig affiliate in exchange for 693,650 shares of stock of State Bros. Holdings, Inc. Pursuant to the Exchange Agreement, REI exchanged the Citadel Series A Preferred Stock for an equal number of shares of Citadel Series B Preferred Stock. The terms of the Citadel Series A Preferred Stock were substantially identical to the Citadel Series B Preferred Stock except that (i) the Redemption Accrual Percentage was reduced to 3% from and after the closing and (ii) except on a change of control of Citadel, the holders of the Citadel Series B Preferred Stock did not have the right to convert the Citadel Series B Preferred Stock into Common Stock during the one-year period commencing on the 15th day following the filing of Citadel's Annual Report on Form 10-K for the year ending December 31, 1996.

Redemption of Series B Preferred Stock

     In December 1996, REI notified to the Company of its exercise of its conversion rights with respect to the Citadel Series B Preferred Stock. On December 20, 1996, Citadel redeemed the Preferred Stock from Reading pursuant to the exercise of its redemption rights. The redemption price amounted to $6.19 million.


Transactions with Craig Corporation and Reading Entertainment, Inc.

     Commencing August 1995, Citadel began renting corporate office space from Craig on a month-to-month basis and engaged Craig to provide Citadel with certain administrative services. During fiscal 1996, $96,000 was paid to Craig for such rent and services. In additional, Citadel provided real estate consulting services to Reading Company during fiscal 1996, for which Citadel was paid $169,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



(a)(1) FINANCIAL STATEMENTS
                                    DESCRIPTION                      PG. NO
                                    -----------                      ------
  Report of Independent Auditors....................................   20

  Consolidated Balance Sheets as of December 31, 1996 and 1995......   21

  Consolidated Statements of operations for Each of the Three
   Years in the Period Ended December 31, 1996......................   22

  Consolidated Statements of Stockholders' Equity for Each of the
   Three Years in the Period Ended December 31, 1996................   23

  Consolidated Statements of Cash Flows for Each of the Three
   Years in the Period Ended December 31, 1996......................   24

  Notes to Consolidated Financial Statements........................   25

   (a)(2) FINANCIAL STATEMENT SCHEDULE

  Financial Statement Schedule III -- Real Estate and
   Accumulated Depreciation.........................................   40

   (b) REPORTS ON FORM 8-K

          (i) The Company filed a Report on Form 8-K on October 30, 1996, reporting on Item 5, "Other Information."

   (c) EXHIBITS (Items denoted by * represent management or compensatory contract)


EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------
 3.1       Certificate of Amendment of Restated Certificate of Incorporation of
           Citadel Holding Corporation, (filed as Exhibit 3.1 to the Company's
           Report on Form 10-K for the year-end December 31, 1994, and incorporated herein by reference).

 3.2 Restated By-laws of Citadel Holding Corporation (filed as Exhibit 3.2 to the company's Form 0-K for the year ended December 31, 1988, and incorporated herein by reference)

 3.3       Amendment to By-laws of Citadel Holding Corporation (filed as Exhibit
           3.3 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1995.

 3.4       Amendment to By-laws of Citadel Holding Corporation (filed as Exhibit
           3.4 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1995.)

 3.5       Amendment to By-laws of Citadel Holding Corporation (filed as Exhibit
           3.5 to the Company's Report on Form 8-K dated October 30, 1996.

 4.1       Certificate of Designation of the 3% Cumulative Voting Convertible
           Preferred Stock of Citadel Holding Corporation (filed as Exhibit 3 to the Company's Report on Form 8-K, filed on November 14, 1994, and incorporated herein by reference)

 4.2       Certificate of Designation of the Series B 3% Cumulative Voting
           Convertible Preferred Stock of Citadel Holding Corporation (filed herewith)

 10.1 Form of Investor Purchase Agreement between Fidelity Federal Bank and the investors (filed as Exhibit 10.1 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1004, and incorporated herein by reference)

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

 10.11     Loan and REO Purchase Agreement (Secondary), dated as of July 12,
           1994, between fidelity Federal Bank and EMC Mortgage Corporation
           (filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-
           Q for the quarter ended June 30, 1994, and incorporated herein by reference)

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

 10.14     Deposit Escrow Agreement, dated as of July 21, 1994, between Fidelity
           Federal Bank and Internationale Nederlanden (US) Capital Corporation,
           Farallon Capital Partners, L.P., Tinicum Partners, L.P., Essex
           Management Corporation, and Morgan Guaranty Trust Company of New York
           (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-
           Q for the quarter ended June 30, 1994, and incorporated herein by reference)

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

 10.23.    Unsecured Environmental Indemnity Agreement dated as of August 3,
           1994, by Citadel Realty, Inc., in favor of Fidelity Federal Bank
           (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-
           Q for the quarter ended June 30, 1994, and incorporated herein by reference)

 10.24     Unsecured Environmental Indemnity Agreement dated as of July 28,
           1994, by Citadel Realty, Inc. in favor of Fidelity Federal Bank
           (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-
           Q for the quarter ended June 30, 1994, and incorporated herein by reference)

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


EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------

 10.30     Amendment No. 2 to Executive Employment Agreement, dated as of August
           4, 1994, between Richard M. Greenwood and Fidelity Federal Bank
           (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-
           Q for the quarter ended June 30, 1994, and incorporated herein by reference)

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

 10.38     Stock Purchase Agreement, dated October 21, 1994, by and between
           Citadel Holding Corporation and Craig Corporation, a Delaware corporation (filed as Exhibit 2 to the Company's Report on Form 8-K, filed on October 25, 1994, and incorporated herein by reference)

 10.39 Preferred Stock Purchase Agreement, dated November 10, 1994, by and between Citadel Holding Corporation and Craig Corporation, a Delaware corporation (filed as Exhibit 2 to the Company's Report on Form 8-K, filed on November 14, 1994, and incorporated herein by reference)

 10.40     Conversion Deferral, Warrant and Reimbursement Agreement, dated as of
           April 11, 1995, by and between Citadel Holding Corporation and Craig
           Corporation, a Delaware corporation (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994 and incorporated herein by reference).

 10.41*    Employment Agreement between Citadel Holding Corporation and Steve
           Wesson (filed as Exhibit 10.41 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference)


EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------

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

 10.46     Promissory Note secured by Deed of Trust, dated May 15, 1995, made by
           Citadel Realty, Inc., in favor of Fidelity Federal Bank (filed as
           Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

 10.47 Guaranty of Payment dated May 15, 1995 by Citadel Holding Corporation in favor of Fidelity Federal Bank (filed as Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
           31, 1995, and incorporated herein by reference)

 10.48     Deed of Trust, Assignment of Rents and Leases, Security Agreement and
           Fixture Filing, dated as of may 15, 1995, made by Citadel Realty, Inc. in favor of Fidelity Federal Bank (filed as Exhibit 10.48 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended March
           31, 1995, and incorporated herein by reference)

 10.49     Office Lease Modification between Citadel Realty, Inc. and American
           Express Travel Related Services Company dated March 1. 1996 (filed as
           Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

 10.50     Letter of Intent dated August 12, 1996 by and between Reading
           Company, Citadel Holding Corporation, Craig Corporation, Reading
           Entertainment, Inc., Craig Management, Inc., and Citadel Acquisition
           Corp., Inc. (filed as Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference)

 10.51     Exchange Agreement dated September 4, 1996 among Citadel Holding
           Corporation, Citadel Acquisition Corp., Inc. Craig Corporation, Craig
           Management, Inc., Reading Entertainment, Inc., Reading Company (filed herewith)

 10.52 Asset Put and Registration Rights Agreement dated October 15, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc.,
           Reading Entertainment, Inc., and Craig Corporation (filed herewith)

 10.53     Certificate of Designation of the Series A Voting Cumulative
           Convertible Preferred Stock of Reading Entertainment, Inc., (filed herewith)


EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------

 10.54     Lease between Citadel Realty, Inc., Lessor and Disney Enterprises,
           Inc., Lessee dated October 1, 1996 (filed as Exhibit 10.54 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1996 and incorporated herein by reference)

 10.55     Second Amendment to Standard Office Lease between Citadel Realty,
           Inc. and Fidelity Federal Bank dated October 1, 1996 (filed as
           Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

 10.56     Modification Agreement to Loan No. 3038879 between Fidelity Federal
           Bank and Citadel Realty, Inc. dated October 1, 1996 (filed as Exhibit
           10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

 10.57     Citadel 1996 Nonemployee Director Stock Option Plan (filed herewith)

 10.58 Reading Entertainment, Inc., Annual Report on Form 10-K for the year ended December 31, 1996 (TO BE FILED BY AMENDMENT)

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

                          CITADEL HOLDING CORPORATION
                          ---------------------------
                                  (Registrant)



Date:  March 31, 1997               /s/ Steve Wesson
                                    ----------------------------------------
                                    Steve Wesson
                                    President and Chief Executive Officer



Date:  March 31, 1997               /s/ S. Craig Tompkins
                                    ----------------------------------------
                                    S. Craig Tompkins
                                    Principal Accounting Officer


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


        SIGNATURE                            TITLES(S)                           DATE
        ---------                            --------                            ----

/s/ James J. Cotter                  Chairman of the Board and Director      March 31, 1997
-------------------------
James J. Cotter


 /s/ S. Craig Tompkins               Director, Secretary                    March 31, 1997
-------------------------
S. Craig Tompkins


/s/ Ronald I. Simon                  Director                                March 31, 1997
-------------------------
Ronald I. Simon

/s/ Alfred Villasenor, Jr.           Director                                March 31, 1997
-------------------------
Alfred Villasenor, Jr.
