Form 10-Q
period 1997-03-31
CITADEL HOLDING CORP
filed 1997-05-15
CIK 716634

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1997

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 1997, there were 6,669,924 shares of Common Stock, $0.01 par value per share outstanding.

================================================================================

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART 1.   Financial Information
------

Item 1.   Financial Statements

     Consolidated Balance Sheets as of March 31, 1997 (Unaudited)
       and December 31, 1996...............................................    3

     Consolidated Statements of Operations for the Three Months
       Ended March 31, 1997 and 1996 (Unaudited)...........................    4

     Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1997 and 1996 (Unaudited)...........................    5

     Notes to Consolidated Financial Statements............................    6

Item 2.   Management's Discussion and Analysis of the Consolidated
          Statements of Operations.........................................   10


PART 2.   Other Information
------

Item 1.   Legal Proceedings................................................   14
Item 2.   Changes in Securities............................................   14
Item 3.   Defaults Upon Senior Securities..................................   14
Item 4.   Submission of Matters to a Vote of Security Holders..............   14
Item 5.   Other Information................................................   14
Item 6.   Exhibits and Reports on Form 8-K.................................   14

Signatures.................................................................   15

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  March 31,    December 31,
                                                     1997          1996
                                                  ----------   ------------
                                                  (In thousands of dollars)
ASSETS
--------------------------------------

ASSETS
Cash and cash equivalents                            $ 6,142        $ 6,356
Properties held for sale                                  --          1,145
Rental properties, net                                13,363         13,288
Investment in shareholder affiliate                    7,000          7,000
Capitalized leasing costs, net                         1,547          1,576
Other receivables                                        485            311
Other assets                                             399            616
                                                     -------        -------

Total assets                                         $28,936        $30,292
                                                     =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
Security deposits payable                              $     87          76
Accounts payable and accrued liabilities                  1,369       2,189
Mortgage notes payable                                    9,510      10,303
                                                       --------    --------
         Total liabilities                               10,966      12,568

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Serial preferred stock, par value $.01,
 5,000,000 shares authorized, 3% Cumulative
 Voting Covertible, none outstanding                         --          --
Serial preferred stock, par value $.01,
 5,000,000 shares authorized, Series B
 3% Cumulative Voting Convertible,
 none outstanding                                            --          --
Common stock, par value $.01, 20,000,000
 shares authorized, 6,669,924 issued and
 outstanding                                                 67          67
Additional paid-in capital                               59,020      59,020
Retained (deficit)                                      (39,702)    (39,948)
Cost of treasury shares, 666,000 shares                  (1,415)     (1,415)
                                                       --------    --------

         Total stockholders' equity                      17,970      17,724
                                                       --------    --------

Total liabilities and stockholders' equity             $ 28,936    $ 30,292
                                                       ========    ========

          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended
                                                        March 31,
                                                    1997          1996
                                                --------------------------
                                                 (In thousands of dollars,
                                                 except per share amounts)

Revenues:
 Rental income                                    $1,124        $1,530
 Interest income                                      94           210
                                                  ------        ------
                                                   1,218         1,740
                                                  ------        ------

Expenses:
 Real estate operating expenses                      491           760
 Depreciation and amortization                        89           122
 Interest expense                                    263           398
 General and administrative expenses                 197           217
                                                  ------        ------
   Total expenses                                  1,040         1,497
                                                  ------        ------

 Dividends from investment in Reading                114            --
 Gain on sale of properties                          (16)           --
                                                  ------        ------

Earnings before income taxes                         276           243

Provision for income taxes                           (30)           --
                                                  ------        ------

Net earnings                                         246           243
                                                  ------        ------

Earnings per common and
  common equivalent share                          $0.04         $0.03
                                                  ------        ------


         See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                                  March 31,
                                                                              1997          1996
                                                                          --------------------------
                                                                           (In thousands of dollars)

OPERATING ACTIVITIES
 Net earnings                                                                $  246      $  243
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                                                89         122
    Loss on sale of rental property                                              16          --
    Amortization of deferred leasing costs                                       29
    Amortization of deferred loan costs                                          22          12
    Changes in operating assets and liabilities:
     Decrease (increase) in other receivables                                  (174)         41
     Decrease (increase) in other assets                                        195        (768)
     Increase (decrease) in security deposits                                    11           1
     Increase (decrease) in accrued liabilities                                (820)        494
                                                                             ------     -------
 Net cash provided by (used in) operating activities                           (386)        145

INVESTING ACTIVITIES
 Proceeds from sale of property                                               1,128          --
 Purchase of and additions to real estate                                      (163)       (222)
                                                                             ------     -------
Net cash provided by (used in) investing activities                             965        (222)

FINANCING ACTIVITIES
 Dividends paid on Preferred Stock                                               --        (117)
 Repayments of long-term borrowings                                            (793)        (71)
                                                                             ------     -------
Net cash (used in) financing activities                                        (793)       (188)

Increase (decrease) in cash and cash equivalents                               (214)       (265)
Cash and cash equivalents at beginning of period                              6,356      16,291
                                                                             ------     -------
Cash and cash equivalents at end of period                                   $6,142     $16,026
                                                                             ======     =======

SUPPLEMENTAL DISCLOSURES:

Interest paid during the three months ended March 31, 1997 and 1996 was $243,000 and $393,000, respectively.



          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and its wholly owned subsidiaries (collectively the "Company"). In the opinion of management, the accompanying unaudited consolidat ed financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 1997 and December 31, 1996, the results of operations and its cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1996 and for the year then ended.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at March 31, 1997 is approximately $5.8 million which is being held in institutional money market mutual funds.

Earnings Per Share
------------------

Earnings per common and common equivalent share is based on 6,003,924 and 8,050,708 shares, the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended March 31, 1997 and 1996. For the 1996 period the calculation of the weighted average number of shares of common stock outstanding included the effect of shares assumed to be issued on the conversion of the Preferred Stock as of the beginning of the period being reported. The number of shares assumed converted as of the January 1, 1996 amounted to 1,953,488 and was calculated based on the terms of the Preferred Stock conversion terms prior to their repurchase in December 1996.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 2 - RENTAL PROPERTIES AND PROPERTIES HELD FOR SALE
-------------------------------------------------------


The Company's rental properties at March 31, 1997 and December 31, 1996 consist of the following:

                                           March 31,       December 31,
                                             1997              1996
                                         --------------   -------------
                                                 (In Thousands)
Land                                       $   4,438         $   4,438
Building and improvements                      9,553             9,389
                                           ---------         ---------
Total                                      $  13,991         $  13,827
Less accumulated depreciation                   (628)             (539)
                                           ---------         ---------
Rental properties, net                     $  13,363         $  13,288
                                           ---------         ---------


At March 31, 1997 and December 31, 1996, rental properties consisted of two commercial buildings. In January 1997, the property held for sale at December 31, 1996 was sold resulting in a loss of approximately $16,000. Concurrent with the sale of such property the outstanding mortgage loan amounting to approximate ly $.755 million was paid in full.


NOTE 3 - INVESTMENT IN SHAREHOLDER AFFILIATE
--------------------------------------------


On October 15, 1996, the Company consummated a transaction contemplated by an exchange agreement (the "Exchange Agreement") with its shareholder affiliates, Craig Corporation ("Craig") and Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading"). Pursuant to the terms of the Exchange Agreement, the Company contributed cash in the amount of $7 million to REI in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock ("REI Series A Preferred Stock") and an option to transfer all or substantially all (subject to certain limitations) of its assets to REI for REI Common Stock (the "Asset Put Option"). As of March 31, 1997, the Company held approximately 5% of the voting power of REI and Craig held approximately 78% of the voting power of REI. Effective April 11, 1997, REI holds approximately 23.4% and Craig holds approximately 10% of then outstanding common stock of Citadel.

The REI Series A Preferred Stock acquired by the Company has a liquidation preference of $100 per share or $7 million ("Stated Value"), (ii) bears a cumulative dividend of 6.5%, payable quarterly, and (iii) is convertible any time after April 1998 (or earlier upon a change of control of REI) into shares of REI Common Stock at a conversion price of $11.50 per share. REI, may at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108% and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001

(provided the Company has not exercised the Asset Put Option), or in the event of a change of control of REI to require REI to repurchase the REI Series A Preferred Stock for their aggregate Stated Value plus accumulated dividends. In addition, if REI fails to pay dividends for four quarters, the Company has the option to require REI to repurchase such shares at their aggregate liquidation value plus accumulated dividends.

The Company accounts for its investment in REI at cost. Included in the Statements of Operations for the three months ended March 31, 1997, is dividend income of approximately $114,000 earned pursuant to the terms of the REI Series A Preferred Stock.

REI is a publically traded company whose shares are listed on the NASDAQ National Market. Reading is currently involved in conventional multiplex cinema exhibition in Puerto Rico through its Cine Vista Cinemas chain, in the exhibition of art and specialty film through its interest in the Angelika Film Center (a specialty art multiplex cinema and cafe complex located in the Soho area of New York City), and the development of a new chain of multiplex cinemas and entertainment centers in Australia. In addition, Reading expects to expand the Angelika Film Center concept to other U.S. cities and has executed a lease to develop an 8-plex art cinema and cafe complex in Houston, Texas.

Summarized financial information of REI and subsidiaries as of March 31, 1997 and December 31, 1996 and for the three months ended March 31, 1997 follows:

CONDENSED BALANCE SHEETS:

                                          March 31, 1997   December 31, 1996
                                          --------------   -----------------
                                                   (In Thousands)

Cash and cash equivalents                 $ 45,635                 $ 48,680
Other current assets                         8,353                    7,765
Equity investment in Citadel                 4,670                    4,850
Preferred Stock of Stater                   67,978                   67,978
Property and equipment, net                 22,995                   21,130
Intangible assets                           25,860                   26,229
Other assets                                 5,298                    5,122
                                          --------                 --------
    Total assets                          $180,789                 $181,754
                                          ========                 ========

Current liabilities                       $ 12,667                 $ 13,716
Other liabilities                            5,033                    5,084
Series A Preferred stock
  held by Citadel                            7,000                    7,000
Shareholders' equity                       156,089                  155,954
                                          --------                 --------
    Total liabilities and equity          $180,789                 $181,754
                                          ========                 ========


CONDENSED STATEMENT OF OPERATIONS:

                                                Three Months Ended
                                                  March 31, 1997
                                                ------------------
                                                  (In Thousands)
Revenue:
 Theater                                             $ 5,771
 Real estate                                              37
 Interest and dividends                                2,434
Total revenue                                        -------
                                                       8,242
Theater costs                                         (4,727)
Depreciation and amortization                           (617)
General and administrative                            (1,563)
                                                      ------
Earnings from operations                               1,335
Equity in earnings of Citadel                             65
Other income, net                                        230
                                                      ------
Earnings before income taxes                           1,630
 Income taxes                                            (46)
 Minority interest                                      (159)
                                                      ------
Net income                                             1,425
Less preferred stock dividends and amortization       (1,076)
                                                      ------
Net income applicable to common                       $  349
 shareholders                                         ======


NOTE 4 - TAXES ON INCOME
------------------------


The provision for income taxes for the three months ended March 31, 1997 and 1996 amounted to approximately $30,000 and $0, respectively, representing a provision for estimated state taxes. For the three months ended March 31, 1997 and 1996, no federal provision for income taxes was required due to the realization for financial statement purposes of deferred tax assets previously reserved.

NOTE 5 - COMMON STOCK
---------------------


On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's common stock at an exercise price of $3.00 per share or $1.998 million. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1.998 million, secured by 500,000 shares of REI Common Stock owned by Craig. Interest is payable quarterly in arrears at the prime rate computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Citadel Holding Corporation, a Delaware corporation ("Citadel" and collectively with its wholly owned subsidiaries, the "Company") has been engaged primarily in the ownership and management of commercial and residential property since August 1994. In October 1996, the Company contributed cash to Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") in the amount of $7 million in exchange for 70,000 shares of REI Series A Voting Cumulative Convertible Preferred Stock (the "REI Series A Preferred Stock") and an option which gives the Company the right, through approximately April 1999, to exchange for shares of REI Common Stock all or substantially all of the Company's assets. The REI Preferred Stock represents approximately 5% of REI's voting securities. REI owns approximately 23.4% of the Company's outstanding common stock. In addition, Craig Corporation ("Craig"), which owns approximately 78% of REI's voting securities, owns approximately 10% of the Company's outstanding Common Stock. In April 1997, Craig purchased its 10% interest upon its exercise of outstanding warrants to purchase 666,000 shares of the Company's common stock at $3.00 per share. The Craig purchase was consummated through the delivery by Craig of a secured
promissory note (the "Craig in the amount of $1.998 million.   Principal and any
unpaid interest, which accrues at prime and is payable quarterly, is due upon the earlier of (i) the April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note is secured by 500,000 shares of REI Common Stock and may be prepaid, in whole or in part, at any time by Craig without penalty or premium.

RESULTS OF OPERATIONS

   The following is a comparison of the results of operations for the three months ended March 31, 1997 ("1997 Quarter") with the three months ended March 31, 1996 ("1996 Quarter"). Due to the nature of the Company's business activities, revenues and earnings have varied significantly reflecting the operating results of its managed real estate and asset sales during those periods. Accordingly, period to period comparisons of operating results will not necessarily be indicative of future financial results.

   The Company's net earnings for the three months ended March 31, 1997 amounted to $246,000 or $0.04 per share which is comparative to the net income reported of $243,000 or $0.03 per share for the three month period ended March 31, 1996.

   Rental income amounted to $1,124,000 for the 1997 Quarter as compared to $1,530,000 for the 1996 Quarter. Real estate operating expenses decreased approximately $269,000 to $491,000 in the 1997 Quarter as compared to $760,000 in the 1996 Quarter. The decrease in rental income and real estate operating expenses in the 1997 Quarter reflects the reduction of the number of rental properties owned by the Company during the Quarter. Since the 1996 Quarter, the Company has sold two apartment buildings. The decrease in rental income and real estate operating expenses resulting from the sale of these properties was partially offset by an increase in rental income and real estate operating expenses from the Arboleda property.

   Interest income decreased approximately $116,000 to $94,000 in the 1997 Quarter as compared to $210,000 in the 1996 Quarter reflecting the significant decrease in investable fund balances between the periods. Cash and cash equivalents amounted to $6.142 million at March 31, 1997 as compared to $16.026 million at March 31, 1996. In October 1996, the Company made a $7 million investment in REI and in December 1996 redeemed from REI the Company's previously issued 3% Cumulative Voting Convertible Preferred Stock at a redemption price amounting to approximately $6.19 million. Included in the Statements of Operations for the 1997 Quarter is approximately $114,000 of dividend income earned with respect to the Company's investment in REI Preferred Stock. The REI Series A Preferred Stock is convertible at any time after April 15, 1998 into shares of REI Common Stock at a conversion price of $11.50 per share. The closing market price of REI Common Stock at May 7, 1997 was $11.50 per share. REI reported net income available to common shareholders of
approximately $   for the 1997 Quarter.

   General and administrative expenses in the 1997 Quarter slightly decreased in the 1997 Quarter and amounted to $197,000 as compared to $217,000 in the 1996 Quarter. The 1997 and 1996 Quarters each include approximately $42,000 in fee income for consulting services provided by employees of the Company to Reading and administrative and rent expense paid to Craig in the amount of $24,000.

   Interest expense was $263,000 in the 1997 Quarter as compared to $398,000 in the 1996 Quarter. The decrease in interest expense principally is due to the payoff of two mortgage loans between the 1996 Quarter and the 1997 Quarter. In May 1996, the Company repaid a mortgage loan on the sale of a rental property in the amount of approximately $5.7 million and in January 1997 repaid a mortgage loan in the amount of approximately $.755 million.

REAL ESTATE INTERESTS
---------------------

   The table below provides an overview of the properties which constituted all of the real properties owned by the Company at March 31, 1997.


                                                  Units/           %             Major            Remaining
Address                             Type         Sq. Feet        Leased         Tenants *         Lease Term
----------------------           ----------     ----------       ------       -------------       -----------
ARBOLEDA                         Office/          178,000          99          American
1661 Camelback Rd.               Restaurant                                    Express (56%)       Feb. 1999
Phoenix, Arizona                                                               Others              1-5 Years

BRAND                            Office            89,000         100          Disney (87%)        Feb. 2007
600 N. Brand                                                                   Fidelity (13%)      May  2005
Glendale, CA

* Percent of rentable space leased.

   Arboleda, Phoenix
   -----------------

   This property was fully leased at March 31, 1997 with American Express occupying approximately 56% (100,252 sq. feet) of the property.

   Brand, Glendale
   ---------------

   This property was acquired by the Company for approximately $7.12 million in May 1995 and is leased 87% to Disney Enterprises, Inc. ("Disney") and 13% to Fidelity Federal Bank ("Fidelity"), with Fidelity occupying the ground floor.

   The base rental rate for the first five years of the Fidelity lease term is $26,000 per month (including parking) with annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%. The rental rate of the Fidelity lease at March 31, 1997 was approximately $26,600 per month. After the first five years of the lease term, the rental rate will be adjusted to the higher of (a) $1.50 per square foot increased by the annual rental rate increase applied during the first five years as described in the preceding sentence or (b) the then current market rate. Fidelity has an option to extend its lease for two consecutive five year terms, at a market rental rate.

   The rental rate for the first five years of the Disney lease term beginning February 1, 1997 is approximately $148,000 per month (excluding parking) and approximately $164,000 (excluding parking) for the remaining five-year term. Disney has an option to renew the lease for two consecutive five-year terms. In addition to approximately $1 million of costs incurred by the Company as of March 31, 1997 for certain building upgrades, lease commissions and legal fees, the Disney lease provides that the Company will contribute toward tenant improvements and additional common area upgrades, which the Company estimates will cost approximately $2.5 million.


BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY


   Cash and cash equivalents decreased approximately $214,000 from $6.356 million at December 31, 1996 to $6.142 million at March 31, 1997. Net cash provided from investing activities amounted to $965,000 in the 1997 Quarter and is comprised of approximately $1,128,000 provided from the sale of a rental property, offset by $163,000 used to make leasehold improvements to rental properties. Net cash used in financing activities amounted to $793,000 in the 1997 Quarter and resulted from the repayment of long-term mortgage loans inclusive of the mortgage on the property sold in January 1997.

   The Company expects that its sources of funds in the near term will include
(i) cash on hand and related interest income, (ii) cash flow from the operations of its rental properties, (iii) consulting fee income from Reading of approxi mately $60,000 quarterly and (iv) a preferred stock dividend, payable quarterly, from REI amounting to approximately $455,000.

   In the short term, uses of funds are expected to include (i) funding of the Glendale Building leasehold and tenant improvements of approximately $2.5 million, (ii) operating expenses, (iii) and debt service pursuant to the property mortgages.

   Management believes that its sources of funds will be sufficient to meet its cash flow requirements for the foreseeable future. The investment in REI described above, provides the Company with the opportunity to make an initial investment in REI, and the ability thereafter, to review the implementation by REI of its business plan and, if it approves of the progress made by REI, to make a further investment in REI through the exercise of the option to exchange all or substantially all of its assets for Reading Common Stock. The Company has the right to require REI to redeem the REI Preferred Stock after five years or sooner, if REI fails to pay dividends on such securities for four quarters.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1 - LEGAL PROCEEDINGS
--------------------------

   Various legal actions and claims are pending against the Company. The Company believes that it has meritorious defenses to these claims, and has not reserved any amounts with respect thereto. However, the damages claimed by certain plaintiffs are in an unspecified amount, and accordingly, no assurance can be given that the ultimate resolution of such pending claims will not have a material adverse effect on the Company's consolidated financial position or its results of operations.

   For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company's Form 10-K for the fiscal year ended December 31, 1996.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   A.  Exhibits

       10.59 Stock Purchase Agreement dated as of April 11, 1997 by and between Citadel Holding Corporation and Craig Corporation.

       10.60 Secured Promissory Note dated as of April 11, 1997 issued by Craig Corporation to Citadel Holding Corporation in the principal amount of $1,998,000.

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


                          CITADEL HOLDING CORPORATION
                          ---------------------------


By:       /s/ Steve Wesson
          -------------------------
          President and Chief
          Executive Officer
          May 13, 1997

          /s/ S. Craig Tompkins
          -------------------------
          Principal Accounting Officer
          May 13, 1997