Form 10-Q
period 1997-06-30
CITADEL HOLDING CORP
filed 1997-08-14
CIK 716634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1997

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

                Yes   [x]           No  ______
                    -------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,669,924 shares of Common Stock, $0.01 par value per share, as of August 12, 1997.

================================================================================

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART 1.  Financial Information
------

Item 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 1997 (Unaudited)
       and December 31, 1996................................................  3

     Consolidated Statements of Operations for the Three Months and
       Six Months Ended June 30, 1997 and 1996 (Unaudited)..................  4

     Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 1997 and 1996 (Unaudited).............................  5

     Notes to Consolidated Financial Statements.............................  6

Item 2.  Management's Discussion and Analysis of the Consolidated
         Statements of Operations........................................... 11


PART 2.  Other Information
------

Item 1.  Legal Proceedings.................................................. 15
Item 2.  Changes in Securities.............................................. 15
Item 3.  Defaults Upon Senior Securities.................................... 15
Item 4.  Submission of Matters to a Vote of Security Holders................ 15
Item 5.  Other Information.................................................. 15
Item 6.  Exhibits and Reports on Form 8-K................................... 15

Signatures.................................................................. 16

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  June 30,     December 31,
                                                    1997           1996
                                                 ----------   --------------
                                                  (In thousands of dollars)
ASSETS
----------------------------------------------

ASSETS
Cash and cash equivalents                         $  6,805         $  6,356
Properties held for sale                                --            1,145
Rental properties, net                              13,456           13,288
Investment in shareholder affiliate                  7,000            7,000
Capitalized leasing costs                            1,480            1,576
Other receivables                                       30              311
Other assets                                           362              616
                                                  --------         --------

         Total assets                             $ 29,133         $ 30,292
                                                  ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------

LIABILITIES:
Security deposits payable                         $     91         $     76
Deferred rental revenue                                330              164
Accounts payable and accrued liabilities               856            2,025
Mortgage notes payable                               9,473           10,303
                                                  --------         --------
         Total liabilities                          10,750           12,568

Commitments and contingencies

STOCKHOLDERS' EQUITY
Serial preferred stock, par value $.01;
 5,000,000 shares authorized, 3% Cumulative
 Voting Convertible, none outstanding                   --               --
Serial preferred stock, par value $.01;
 5,000,000 shares authorized, Series B
 3% Cumulative Voting Convertible,
 none outstanding                                       --               --
Common stock, par value $.01, 10,000,000
 shares authorized, 6,669,924 shares
 issued and outstanding                                 67               67
Paid-in capital                                     59,603           59,020
Retained (deficit)                                 (39,289)         (39,948)
Note receivable from shareholder upon
 common stock issuance                              (1,998)              --
Cost of 666,000 treasury shares                         --           (1,415)
                                                  --------         --------

         Total stockholders' equity                 18,383           17,724
                                                  --------         --------

Total liabilities and stockholders' equity        $ 29,133         $ 30,292
                                                  ========         ========


          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended      Six Months Ended
                                                               June 30,              June 30,
                                                         1997          1996     1997         1996
                                                         ------------------     -----------------
                                                    (In thousands of dollars, except per share amounts)
 Revenues:
  Rental income                                          $1,271      $1,353     $2,395     $2,883
  Interest income from shareholder                           37          --         37         --
  Interest income                                            79         219        173        429
                                                         ------      ------     ------     ------
                                                          1,387       1,572      2,605      3,312

  Real estate operating expenses                            493         754        984      1,514
  Depreciation and amortization                             109          99        198        221
  Interest expense                                          249         396        512        794
  General and administrative expenses                       222         255        419        472
                                                         ------      ------     ------     ------
    Total expenses                                        1,073       1,504      2,113      3,001

Gain on sale of rental property                              --       1,473        (16)     1,473
Dividends from investment in Reading                        114          --        228         --
Losses of and Write-Down of Investment
   in Fidelity Federal Bank                                  --       4,000         --      4,000
                                                         ------      ------     ------     ------

Earnings (loss) before income taxes                         428       5,541        704      5,784
Income tax expense (benefit)                                 15          --         45         --
                                                         ------      ------     ------     ------

Net Earnings (loss)                                      $  413      $5,541     $  659     $5,784
                                                         ======      ======     ======     ======

Earnings per common and common
 equivalent share                                         $0.06       $0.69      $0.10      $0.72
                                                         ======      ======     ======     ======


          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                                 June 30,
                                                           1997           1996
                                                           -------------------
                                                        (In thousands of dollars)
OPERATING ACTIVITIES
 Net earnings (loss)                                       $   659     $ 5,784
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
  Gain from investment in Fidelity                              --      (4,000)
  Loss (gain) on sale of rental property                        16      (1,473)
  Amortization of deferred loan items                           30          99
  Depreciation and amortization                                198         221
  Changes in operating assets and liabilities:
   Decrease (increase) in other receivables                    281          23
   Decrease (increase) in other assets                         284        (103)
   Increase (decrease) in security deposits                     14         (89)
   Increase (decrease) in accrued liabilities                 (986)       (191)
                                                           -------     -------

 Net cash provided by (used in) operating activities           496         271

INVESTING ACTIVITIES
 Proceeds from sale of rental properties                     1,128       8,941
 Purchase of and additions to real estate                     (345)       (418)
                                                           -------     -------
  Net cash provided by (used in) investing activities          783       8,523

FINANCING ACTIVITIES
 Repayments of long-term mortgage borrowings                  (830)     (5,814)
 Dividends paid on Preferred Stock                              --        (117)
                                                           -------     -------
 Net cash provided by (used in) financing activities          (830)     (5,931)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                  449       2,863

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                  6,356      16,291
                                                           -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 6,805     $19,154
                                                           =======     =======


SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest on mortgages and line of credit               $   482     $   297
  Non-cash transactions:
    Company common stock issued in exchange
     for secured note payable                                1,998          --

          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and its wholly owned subsidiaries (collectively the "Company"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 1997 and December 31, 1996, the results of operations for the three months and six months ended June 30, 1997 and 1996 and the results of its cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the entire year.

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at June 30, 1997 is approximately $5.8 million which is being held in institutional money market mutual funds.

Earnings Per Share
------------------

Earnings per common and common equivalent share is based on 6,596,349 and 8,050,708 shares, the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended June 30, 1997 and 1996, and 6,301,774 and 8,050,708 shares during the six months ended June 30, 1997 and 1996, respectively. For the 1996 periods the calculation of the weighted average number of shares of common stock outstanding included the effect of shares assumed to be issued on the conversion of the Preferred Stock as of the beginning of the periods being reported. The number of shares assumed converted as of the January 1, 1996 amounted to 2,046,784 and was calculated based on the terms of the Preferred Stock conversion terms prior to their repurchase in December 1996.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 2 - RENTAL PROPERTIES AND PROPERTIES HELD FOR SALE
-------------------------------------------------------


The Company's rental properties at June 30, 1997 and December 31, 1996 consist of the following:

                                           June 30,         December 31,
                                             1997             1996
                                          -----------      -------------
                                                 (In Thousands)
Land                                       $   4,438         $   4,438
Building and improvements                      9,734             9,389
                                           ---------         ---------
Total                                      $  14,172         $  13,827
Less accumulated depreciation                   (716)             (539)
                                           ---------         ---------
Rental properties, net                     $  13,456         $  13,288
                                           ---------         ---------

At June 30, 1997 and December 31, 1996, rental properties consisted of two commercial buildings. In January 1997, the property held for sale at December 31, 1996 was sold resulting in a loss of approximately $16,000. Concurrent with the sale of such property the outstanding mortgage loan amounting to approximately $.755 million was paid in full.


NOTE 3 - INVESTMENT IN SHAREHOLDER AFFILIATE
--------------------------------------------


On October 15, 1996, the Company consummated a transaction contemplated by an exchange agreement (the "Exchange Agreement") with its shareholder affiliates, Craig Corporation ("Craig") and Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading"). Pursuant to the terms of the Exchange Agreement, the Company contributed cash in the amount of $7 million to REI in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock ("REI Series A Preferred Stock") and an option to transfer all or substantially all (subject to certain limitations) of its assets to REI for REI Common Stock (the "Asset Put Option"). As of June
30, 1997, the Company held approximately 5% of the voting power of REI and Craig held approximately 78% of the voting power of REI. Effective April 11, 1997, REI holds approximately 23.4% and Craig holds approximately 10% of then outstanding common stock of Citadel.

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

The Company accounts for its investment in REI at cost. Included in the Statements of Operations for the three and six months ended June 30, 1997, is dividend income of approximately $114,000 and $228,000, respectively, earned pursuant to the terms of the REI Series A Preferred Stock.

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

Summarized financial information of REI and subsidiaries as of June 30, 1997 and December 31, 1996 and for the three and six months ended June 30, 1997 follows:

CONDENSED BALANCE SHEETS:

                                        June 30, 1997     December 31, 1996
                                        -------------     -----------------
                                                 (In Thousands)
Cash and cash equivalents                  $ 38,977            $ 48,680
Preferred Stock of Stater                    67,978                  --
Other current assets                          8,731               7,765
                                           --------            --------
  Total current assets                      115,686              56,445
Equity investment in Citadel                  4,740               4,850
Preferred Stock of Stater                        --              67,978
Property and equipment, net                  22,284              21,130
Intangible assets                            25,483              26,229
Other assets                                  5,264               5,122
                                           --------            --------
    Total assets                           $173,457            $181,754
                                           ========            ========

Current liabilities                        $  6,795            $ 13,716
Other liabilities                             5,083               5,084
Series A Preferred stock
  held by Citadel                             7,000               7,000
Shareholders' equity                        154,579             155,954
                                           --------            --------
    Total liabilities and equity           $173,457            $181,754
                                           ========            ========

In July 1997, Reading was advised by Stater Bros. Holdings Inc. ("Stater") that Stater intends to exercise its option to acquire the Stater Preferred Stock owned by Reading Australia. The exercise price to be paid at the closing is $69.365 million, plus accumulated dividends which amounted to approximately $3.9 million at June 30, 1997. A book gain of $1.387 million will be recorded by Reading upon the redemption in the third quarter. Dividends accumulate at approximately $20,000 per day (10.5% annually) and will cease accruing upon the redemption of the Stater Preferred Stock. Included below in Reading Statement of Operations is dividend income earned on the Stater Preferred Stock of approximately $1.816 million and $3.612 million for the three months and six months ended June 30, 1997, respectively.

CONDENSED STATEMENT OF OPERATIONS:

                                           Three Months Ended    Six Months Ended
                                              June 30, 1977        June 30, 1997
                                           ------------------    ----------------
                                                       (In Thousands)
Revenue:
  Theater                                        $ 6,572             $12,344
  Real estate                                         63                 100
  Interest and dividends                           2,429               4,864
                                                 -------             -------
Total revenue                                      9,064              17,308

Theater costs                                     (5,097)             (9,771)
Depreciation and amortization                     (  616)             (1,233)
General and administrative                        (2,655)             (4,273)
                                                 -------             -------

Income from operations                               696               2,031
Equity in earnings of Citadel                         70                 136
Other income, net                                      9                 238
                                                 -------             -------

Earnings before income taxes
 and minority interest                               775               2,405
Income taxes                                        (162)               (321)
Minority interest                                    (58)               (104)
                                                 -------             -------
Net income                                           555               1,980
Less preferred stock dividends
 and amortization of asset put option             (1,077)             (2,153)
                                                 -------             -------
Net (loss) income applicable to
 common shareholders                             $  (522)            $  (173)
                                                 =======             =======


NOTE 4 - GAIN OR LOSS RELATED TO INVESTMENT IN FIDELITY FEDERAL BANK
--------------------------------------------------------------------


Under a Stockholders' Agreement, Citadel agreed to reimburse its previously owned subsidiary, Fidelity Federal Bank ("Fidelity"), for certain losses incurred by Fidelity in either curing breached representations or repurchasing assets sold under a bulk sales agreement, subject to a $4 million aggregate limit, in the event Fidelity were to be determined to have breached certain representations made in connection with certain bulk sales of loans and properties in 1994. As a significant number of material issues were unresolved with regards to the Company's ultimate exposure with respect to the indemnity clause negotiated with Fidelity, the Company included $4 million on its balance sheet at December 31, 1995 as "Deferred proceeds from bulk sales agreement". During 1996, Fidelity reached a settlement with the purchaser regarding the bulk sales claims and released the Company from the indemnity given to Fidelity. Accordingly, the Statement of Operations for the three and six months ended June 30, 1996 include a non-recurring gain related to its previous investment in Fidelity, which resulted from the reversal of the $4 million deferral.


NOTE 5 - TAXES ON INCOME
------------------------


The provision for income taxes for the three months and six months ended June 30, 1997 and 1996 amounted to approximately $15,000 and $45,000, respectively, representing a provision for estimated state taxes. For the three and six months ended June 30, 1996, no federal provision for income taxes was required due to the realization for financial statement purposes of deferred tax assets previously reserved.


NOTE 5 - COMMON STOCK
---------------------


On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's common stock at an exercise price of $3.00 per share or $1.998 million. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1.998 million, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note, in the amount of $1.998 million, is included in the Balance Sheet as a contra equity account under the caption "Note receivable from shareholder" at June 30, 1997. Interest is payable quarterly in arrears at the prime rate (amounting to 8.5% at June 30, 1997) computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS


     Citadel Holding Corporation, a Delaware corporation ("Citadel" and collectively with its wholly owned subsidiaries, the "Company") has been engaged primarily in the ownership and management of commercial and residential property since August 1994. However in February 1997, the Company sold its last remaining residential property. Accordingly, its real property holdings currently consist of two commercial buildings located in Glendale, California and Phoenix, Arizona.

     In October 1996, the Company contributed cash to Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") in the amount of $7 million in exchange for 70,000 shares of REI Series A Voting Cumulative Convertible Preferred Stock (the "REI Series A Preferred Stock") and an option which gives the Company the right, through approximately April 1999, to exchange for shares of REI Common Stock all or substantially all of the Company's assets. The REI Series A Preferred Stock is convertible at any time after April 15, 1998 into shares of REI Common Stock at a conversion price of $11.50 per share. The closing market price of REI Common Stock on August 11, 1997 was $11.375 per share. The REI Preferred Stock represents approximately 5% of REI's voting securities. REI owns approximately 23.4% of the Company's outstanding common stock. In addition, Craig Corporation ("Craig"), which owns approximately 78% of REI's voting securities, owns approximately 10% of the Company's outstanding Common Stock.

     In April 1997, Craig purchased its 10% interest upon its exercise of outstanding warrants to purchase 666,000 shares of the Company's common stock at $3.00 per share. The Craig purchase was consummated through the delivery by Craig of a secured promissory note (the "Craig in the amount of $1.998 million. Principal and any unpaid interest, which accrues at prime and is payable quarterly, is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note is secured by 500,000 shares of REI Common Stock and may be prepaid, in whole or in part, at any time by Craig without penalty or premium. Included in the Statement of Operations for the three and six months ended June 30, 1997 is interest income earned and paid by Craig, amounting to $38,000 to Citadel pursuant to the terms of the $1.998 million Secured Promissory Note.

RESULTS OF OPERATIONS

     The following is a comparison of the results of operations for the three months ended June 30, 1997 ("1997 Quarter") with the three months ended June 30, 1996 ("1996 Quarter") and for the six months ended June 30, 1997 (the "1997 Six Months") with the six months ended June 30, 1996 (the "1996 Six Months"). Due to the nature of the Company's business activities, revenues and earnings have varied significantly reflecting the operating results of its managed real estate and asset sales during those periods. Accordingly, period to period comparisons of operating results will not necessarily be indicative of future financial results.

     The Company's net earnings for the 1997 Quarter amounted to $413,000 or $0.06 per common and common equivalent share as compared to the net earnings of

$5,541,000 or $0.69 per common and common equivalent share for the 1996 Quarter. The net earnings for the 1997 Six Months was $659,000 or $0.10 per common and common equivalent share as compared to $5,784,000 or $0.72 per common and common equivalent share for the 1996 Six Months. Earnings per common and common equivalent share is based upon the weighted average number of common and common stock equivalents of 6,596,349 and 8,050,708 shares for the 1997 and 1996 Quarters, respectively, and 6,301,774 and 8,050,708 shares for the 1997 and 1996 Six Months, respectively. The calculation of the weighted average of common and common stock equivalents outstanding for the 1996 Quarter and Six Months included the effect of 2,046,784 shares assumed to be issued on the conversion of the then outstanding Citadel Convertible Preferred Stock. The Convertible Preferred Stock was redeemed in December 1996.

     Included in net earnings for the 1996 Quarter and Six Months is (i) approximately $1,473,000 from the sale of an apartment building and (ii) non-recurring income amounting to $4 million resulting from the recognition of previously deferred proceeds from the bulk sale of loans and properties by Citadel's previously owned subsidiary, Fidelity Federal Bank ("Fidelity"). Included in the net earnings for the 1997 Quarter and 1997 Six Months is approximately $114,000 and $228,000, respectively, earned with respect to the Company's October 1996 investment in REI Preferred Stock.

     Rental income amounted to $1,271,000 for the 1997 Quarter as compared to $1,353,000 for the 1996 Quarter and rental income amounted to $2,395,000 for the 1997 Six Months as compared to $2,883,000 for the 1996 Six Months. The decrease in rental income reflects the reduction of the number of rental properties owned by the Company during the periods. Rental income for the 1997 Quarter and Six Months includes revenue from the Company's two commercial rental properties. Since the 1996 Quarter and 1996 Six Months the Company has sold two apartment buildings. The decrease in rental income from the sale of these properties amounting to approximately $327,000 and $797,000 for the 1996 Quarter and 1996 Six Months, respectively, and was partially offset by an increase in rental income from the two commercial properties of approximately $244,000 and $302,000 for the 1997 Quarter and 1997 Six Months.

     Real estate operating expenses decreased approximately $261,000 to $493,000 in the 1997 Quarter as compared to $754,000 in the 1996 Quarter and decreased approximately $530,000 to $984,000 in the 1997 Six Months as compared to $1,514,000 in the 1996 Six Months. Real estate operating expenses for the two commercial properties owned during the 1997 periods are consistent and the decreases in the 1997 periods is attributable to the sale of the two apartment properties subsequent to the 1996 periods.

     Interest income decreased during the 1997 periods and amounted to $79,000 in the 1997 Quarter as compared to $219,000 in the 1996 Quarter and amounted to approximately $173,000 for the 1997 Six Months as compared to $429,000 in the 1996 Six Months. Such 1997 decreases reflect the significant decrease in investable fund balances between the periods. Cash and cash equivalents amounted to $6.805 million at June 30, 1997 as compared to $19.154 million at June 30, 1996. In October 1996, the Company made a $7 million investment in REI and in December 1996 redeemed from REI the Company's previously issued 3% Cumulative Voting Convertible Preferred Stock at a redemption price amounting to approximately $6.19 million.

     General and administrative expenses in the 1997 Quarter and 1997 Six Months slightly decreased as compared to the 1996 respective periods and amounted to $222,000 as compared to $255,000 in the 1996 Quarter and amounted to $419,000 in the 1997 Six Months as compared to $472,000 in the 1996 Six Months. The 1997 Quarter and Six Months included approximately $78,000 and $120,000, respectively, in fee income for consulting services provided by employees of the Company to Reading as compared to approximately $42,000 and $85,000 for the 1996 Quarter and 1996 Six Months, respectively. In addition, general and administrative expenses for each of the 1997 and 1996 Quarters and Six Months include administrative and rent expense paid to Craig in the amount of $24,000 and $48,000, respectively.

     Interest expense was $249,000 in the 1997 Quarter as compared to $396,000 in the 1996 Quarter and was $512,000 in the 1997 Six Months as compared to $794,000 in the 1996 Six Months. The decrease in interest expense principally is due to the payoff of two mortgage loans since the 1996 periods. In May 1996, the Company repaid a mortgage loan on the sale of a rental property in the amount of approximately $5.7 million and in January 1997 repaid a mortgage loan in the amount of approximately $.755 million.

REAL ESTATE INTERESTS
---------------------

     The table below provides an overview of the properties which constituted all of the real properties owned by the Company at June 30, 1997.


                                            Units/          %            Major          Remaining
Address                         Type       Sq. Feet       Leased       Tenants *        Lease Term
----------------------        --------    ----------      ------       ---------        -----------

ARBOLEDA                      Office/       178,000         99         American
1661 Camelback Rd.            Restaurant                               Express (56%)     Feb. 1999
Phoenix, Arizona                                                       Others            1-5 Years

BRAND                         Office         89,000        100         Disney (87%)      Feb. 2007
600 N. Brand                                                           Fidelity(13%)     May  2005
Glendale, CA

* Percent of rentable space leased.


     Arboleda, Phoenix
     -----------------

     This property was fully leased at June 30, 1997 with American Express occupying approximately 56% (100,252 sq. feet) of the property.

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

     The rental rate for the first five years of the Disney lease term beginning February 1, 1997 is approximately $148,000 per month (excluding parking) and approximately $164,000 (excluding parking) for the remaining five-year term. Disney has an option to renew the lease for two consecutive five-year terms. In addition to approximately $1.2 million of costs incurred by the Company as of June 30, 1997 for certain building upgrades, lease commissions and legal fees, the Disney lease provides that the Company will contribute toward tenant improvements and additional common area upgrades, which the Company estimates will cost approximately $2.3 million.


BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY


     Cash and cash equivalents increased approximately $449,000 from $6.356 million at December 31, 1996 to $6.805 million at June 30, 1997. Net cash provided by investing activities amounted to $783,000 in the 1997 Six Months and is comprised of approximately $1,128,000 provided from the sale of a rental property, offset by $345,000 used to make leasehold improvements to rental properties. Net cash used in financing activities amounted to $830,000 in the 1997 Six Months and resulted from the repayment of long-term mortgage loans inclusive of the mortgage on the property sold in January 1997.

     The Company expects that its sources of funds in the near term will include
(i) cash on hand and related interest income, (ii) cash flow from the operations of its rental properties, (iii) consulting fee income from Reading of approximately $60,000 quarterly and (iv) a preferred stock dividend, payable quarterly, from REI amounting to approximately $455,000 annually.

     In the short term, uses of funds are expected to include (i) funding of the Glendale Building leasehold and tenant improvements of approximately $2.3 million, (ii) operating expenses, and (iii) debt service pursuant to the property mortgages; and may include the acquisition of additional real estate interests.

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

     Citadel, Hecco Ventures I and James J. Cotter were defendants in a civil action filed in 1990 by Alfred Roven. In 1995, Citadel, Hecco Ventures I and James J. Cotter were granted summary judgement on all causes of action asserted in the 1990 complaint, which Roven appealed. On August 1, 1997 the United States Court of Appeals for the Ninth District affirmed the United States District Courts decision of summary judgement in favor of Citadel, Hecco Ventures I and James J. Cotter.

     For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company's Form 10-K for the fiscal year ended December 31, 1996.

ITEM 2 - CHANGES IN SECURITIES
------------------------------

     On April 11, 1997, the Company issued 666,000 shares of Common Stock to Craig Corporation upon their exercise of a Warrant to purchase such shares at $3.00 per share.

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


                          CITADEL HOLDING CORPORATION
                          ---------------------------


By:       /s/ Steve Wesson
          -------------------------
          President and Chief
          Executive Officer
          August 14, 1997

          /s/ S. Craig Tompkins
          -------------------------
          Principal Accounting Officer
          August 14, 1997