Form 10-Q
period 1997-09-30
CITADEL HOLDING CORP
filed 1997-11-14
CIK 716634

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:  September 30, 1997

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

                Yes   [x]           No  ______
                    -------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 6,669,924 shares of Common Stock, $0.01 par value per share, as of November 10, 1997.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----




PART 1.  Financial Information                                           Page
------                                                                   ----
Item 1. Financial Statements

     Consolidated Balance Sheets as of September 30, 1997 (Unaudited)
       and December 31, 1996.........................................     3

     Consolidated Statements of Operations for the Three Months and
       Nine Months Ended September 30, 1997 and 1996 (Unaudited).....     4

     Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 1997 and 1996 (Unaudited).................     5

     Notes to Consolidated Financial Statements......................     6

Item 2. Management's Discussion and Analysis of the Consolidated
          Statements of Operations...................................    12


PART 2.  Other Information
------

Item 1. Legal Proceedings............................................    17
Item 2. Changes in Securities........................................    17
Item 3. Defaults Upon Senior Securities..............................    17
Item 4. Submission of Matters to a Vote of Security Holders..........    17
Item 5. Other Information............................................    17
Item 6. Exhibits and Reports on Form 8-K.............................    17

Signatures...........................................................    18

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                         1997         1996
                                                      -------------------------
                                                      (In thousands of dollars)

ASSETS
----------------------------------------------

ASSETS
Cash and cash equivalents                             $  7,015        $  6,356
Properties held for sale                                    --           1,145
Rental properties, net                                  13,605          13,288
Investment in shareholder affiliate                      7,000           7,000
Capitalized leasing costs, net                           1,439           1,576
Other receivables                                           93             311
Other assets                                               658             616
                                                      --------        --------

         Total assets                                 $ 29,810        $ 30,292
                                                      ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------

LIABILITIES:
Security deposits payable                             $     91        $     76
Deferred rental revenue                                    483             164
Accounts payable and accrued liabilities                 1,011           2,025
Mortgage notes payable                                   9,435          10,303
                                                      --------        --------
         Total liabilities                              11,020          12,568

Commitments and contingencies

STOCKHOLDERS' EQUITY
Serial preferred stock, par value $.01;
 5,000,000 shares authorized, 3% Cumulative
 Voting Convertible, none outstanding                       --              --
Serial preferred stock, par value $.01;
 5,000,000 shares authorized, Series B
 3% Cumulative Voting Convertible,
 none outstanding                                           --              --
Common stock, par value $.01, 10,000,000
 shares authorized, 6,669,924 shares
 issued and outstanding                                     67              67
Paid-in capital                                         59,603          59,020
Retained (deficit)                                     (38,882)        (39,948)
Note receivable from shareholder upon
 common stock issuance                                  (1,998)             --
Cost of 666,000 treasury shares                             --          (1,415)
                                                      --------        --------

         Total stockholders' equity                     18,790          17,724
                                                      --------        --------

Total liabilities and stockholders' equity            $ 29,810        $ 30,292
                                                      ========        ========


          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                       Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                         1997      1996          1997      1996
                                                     ----------------------   ------------------
                                             (In thousands of dollars, except per share amounts)
 Revenues:
  Rental income                                        $1,318      $1,029        $3,712     $3,912
  Consulting fees from shareholder                         60          42           180        127
  Interest income from shareholder                         43          --            81         --
  Interest income                                          65         249           238        678
                                                       ------      ------        ------     ------
                                                        1,486       1,320         4,211      4,717

  Real estate operating expenses                          543         485         1,527      1,999
  Depreciation and amortization                           102          75           301        296
  Interest expense                                        249         262           761      1,056
  General and administrative expenses                     284         321           821        878
                                                       ------      ------        ------     ------
    Total expenses                                      1,178       1,143         3,410      4,229

Gain on sale of rental property                            --          20           (16)     1,493
Dividends from investment in Reading                      114          --           341         --
Gain (loss) of and Write-Down of
    Investment in Fidelity                                 --          --            --      4,000
                                                       ------      ------        ------     ------

Earnings before income taxes                              422         197         1,126      5,981
Income tax expense                                         15          --            60         --
                                                       ------      ------        ------     ------

Net Earnings                                           $  407      $  197        $1,066     $5,981
                                                       ======      ======        ======     ======

Earnings per common and common
 equivalent share                                       $0.06      $ 0.02          $0.17      $0.74
                                                       ======      ======        ======     ======




          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                              September 30,
                                                             1997       1996
                                                           ------------------
                                                       (In thousands of dollars)
OPERATING ACTIVITIES
 Net earnings                                              $ 1,066     $ 5,981
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
  Gain from investment in Fidelity                              --      (4,000)
  Loss (gain) on sale of rental property                        16      (1,493)
  Amortization of deferred loan items                           39          79
  Depreciation and amortization of property                    267         296
  Amortization of lease costs                                  160          --
  Changes in operating assets and liabilities:
   Decrease (increase) in other receivables                    218         295
   Decrease (increase) in other assets                         146        (185)
   Increase (decrease) in security deposits                     15        (167)
   Increase (decrease) in deferred rental income               319          --
   Increase (decrease) in accrued liabilities               (1,014)       (199)
                                                           -------     -------

 Net cash provided by (used in) operating activities         1,232         607
                                                           -------     -------

INVESTING ACTIVITIES
 Proceeds from sale of rental properties                     1,128       9,361
 Purchase deposit for real estate interest                    (250)         --
 Additions to rental properties                               (583)       (434)
                                                           -------     -------
  Net cash provided by (used in) investing activities          295       8,927
                                                           -------     -------

FINANCING ACTIVITIES
 Repayments of long-term mortgage borrowings                  (868)     (5,853)
 Dividends paid on Preferred Stock                              --        (157)
                                                           -------     -------
 Net cash provided by (used in) financing activities          (868)     (6,010)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                  659       3,524

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                  6,356      16,291
                                                           -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 7,015     $19,815
                                                           =======     =======


SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest on mortgages                                  $   723     $   944
  Non-cash transactions:
    Common stock issued in exchange
     for secured note payable                                1,998          --

          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and its wholly owned subsidiaries (collectively the "Company"). In the opinion of management, the accompanying unaudited consolidat-ed financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of September 30, 1997 and December 31, 1996, the results of operations for the three months and nine months ended September 30, 1997 and 1996 and the results of its cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the entire year.

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

Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at September 30, 1997 is approximately $5.9 million which is being held in institutional money market mutual funds.

Earnings Per Share
------------------

Earnings per common and common equivalent share is based on 6,669,349 and 8,050,708 shares, the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended September 30, 1997 and 1996, respectively, and 6,427,520 and 8,050,708 shares during the nine months ended September 30, 1997 and 1996, respectively. For the 1996 periods the calculation of the weighted average number of shares of common stock outstanding included the effect of shares assumed to be issued on the conversion of the Preferred Stock as of the beginning of the periods being reported. The number of shares assumed converted as of January 1, 1996 amounted to 2,046,784 and was

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


calculated based on the terms of the Preferred Stock conversion terms prior to their repurchase in December 1996.

NOTE 2 - RENTAL PROPERTIES AND PROPERTIES HELD FOR SALE
-------------------------------------------------------

The Company's rental properties at September 30, 1997 and December 31, 1996 consist of the following:

                                         September 30,    December 31,
                                             1997             1996
                                       ----------------   -------------
                                                (In Thousands)
Land                                       $   4,438           $ 4,438
Building and improvements                      9,972             9,389
                                           ---------           -------
Total                                      $  14,410           $13,827
Less accumulated depreciation                   (805)             (539)
                                           ---------           -------
Rental properties, net                     $  13,605           $13,288
                                           ---------           -------

At September 30, 1997 and December 31, 1996, rental properties consisted of two commercial buildings. In January 1997, the property held for sale at December 31, 1996 was sold resulting in a loss of approximately $16,000. Concurrent with the sale of such property the outstanding mortgage loan amounting to approximately $.755 million was paid in full.

NOTE 3 - INVESTMENT IN SHAREHOLDER AFFILIATE
--------------------------------------------

On October 15, 1996, the Company consummated a transaction contemplated by an exchange agreement (the "Exchange Agreement") with its shareholder affiliates, Craig Corporation ("Craig") and Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading"). Pursuant to the terms of the Exchange Agreement, the Company contributed cash in the amount of $7 million to REI in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock ("REI Series A Preferred Stock") and an option to transfer all or substantially all (subject to certain limitations) of its assets to REI for REI Common Stock (the "Asset Put Option"). The Asset Put Option is exercisable through a date 30 days after REI's Form 10-K is filed with respect to its year ended December 31, 1999, and gives the Company the right to exchange up to $20 million in aggregate appraised value of the Company's assets for REI Common Stock determined by dividing the value of the Company's assets by $11.75 per share if the notice is received by October 31, 1997, and thereafter, at $12.25 per share. If the appraised value of the Company's assets is in excess of $20 million, REI is obligated to pay for the excess by issuing REI Common Stock at the then fair market value up to a maximum of $30 million of assets. As of November 6, 1997, the closing price per share of REI Common Stock was $13.00 per share. In late October, the Company determined not to exercise the Asset Put Option by October 31, 1997, but rather to continue to hold the Assett Put Option.

As of September 30, 1997, the Company held approximately 5% of the voting power of REI and Craig held approximately 78% of the voting power of REI. As of September 30, 1997, REI holds approximately 23.4% and Craig holds approximately 10% of then outstanding common stock of Citadel.

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

The Company accounts for its investment in REI at cost. Included in the Statements of Operations for the three and nine months ended September 30, 1997, is dividend income of approximately $114,000 and $341,000, respectively, earned pursuant to the terms of the REI Series A Preferred Stock.

REI is a publically traded company whose shares are listed on the NASDAQ National Market System. Reading through its subsidiaries, operates motion picture exhibition theaters in Puerto Rico, Australia and New York, New York and is currently developing multiplex cinemas in Puerto Rico, multiplex art and specialty cinemas in the United States and the development of a new chain of multiplex cinemas and entertainment centers in Australia.

Summarized financial information of REI and subsidiaries as of September 30, 1997 and December 31, 1996 and for the three and nine months ended September 30, 1997 follows:


CONDENSED BALANCE SHEETS:
                                      Sept. 30, 1997   December 31, 1996
                                      --------------   -----------------
                                                (In Thousands)

Cash and cash equivalents                   $108,994            $ 48,680
Other current assets                           4,972               7,765
                                            --------            --------
  Total current assets                       113,966              56,445
Equity investment in Citadel                   4,809               4,850
Preferred Stock of Stater                         --              67,978
Property and equipment, net                   25,827              21,130
Intangible assets                             25,108              26,229
Other assets                                   4,339               5,122
                                            --------            --------
    Total assets                            $174,049            $181,754
                                            ========            ========

Current liabilities                         $  6,180            $ 13,716
Other liabilities                              6,267               5,084
Series A Preferred stock
  held by Citadel                              7,000               7,000
Shareholders' equity (inclusive
  of a foreign currency translation
  adjustment of $2.013 million at
  9/30/97)                                   154,602             155,954
                                            --------            --------
    Total liabilities and equity            $174,049            $181,754
                                            ========            ========

During the third quarter, Stater Bros. Holdings Inc. ("Stater") redeemed the Stater Preferred Stock owned by Reading Australia Pty. Limited (an indirectly Wholly owned subsidiary of REI). The exercise price paid at the closing amounted to $74.5 million, inclusive of accumulated dividends and a payment for a covenant not to compete amounting to approximately $5.1 million. A gain of $2.002 million (inclusive of $.615 million of fee income) was recorded by Reading upon the redemption of the Stater Preferred Stock during the three months ended September 30, 1997. In addition to the gain on the redemption of the Stater Preferred Stock, included below in Reading's Statement of Operations, is dividend income earned on the Stater Preferred Stock prior to its redemption of approximately $.698 million and $4.310 million for the three months and nine months ended September 30, 1997, respectively.

CONDENSED STATEMENT OF OPERATIONS:


                                           Three Months Ended     Nine Months Ended
                                           September 30, 1997    September 30, 1997
                                           -------------------   -------------------
                                                        (In Thousands)
Revenue:
  Theater                                             $ 7,594              $ 19,937
  Real estate                                              40                   140
  Interest and dividends                                1,408                 6,272
                                                      -------              --------
Total revenue                                           9,042                26,349

Theater costs                                          (5,765)              (15,533)
Depreciation and amortization                            (660)               (1,893)
General and administrative                             (2,455)               (6,730)
                                                      -------              --------

Income from operations                                    162                 2,193
Equity in earnings of Citadel                              69                   204
Gain from Stater Stock redemption                       2,002                 2,002
Other income, net                                          (4)                  236
                                                      -------              --------

Earnings before income taxes
 and minority interest                                  2,229                 4,635
Income taxes                                             (377)                 (699)
Minority interest                                         (77)                 (181)
                                                      -------              --------
Net income                                              1,775                 3,755
Less preferred stock dividends
 and amortization of asset put option                  (1,078)               (3,231)
                                                      -------              --------
Net (loss) income applicable to
 common shareholders                                  $   697              $    524
                                                      =======              ========

NOTE 4 - GAIN OR LOSS RELATED TO INVESTMENT IN FIDELITY FEDERAL BANK
--------------------------------------------------------------------


Under a Stockholders' Agreement, Citadel agreed to reimburse its previously owned subsidiary, Fidelity Federal Bank ("Fidelity"), for certain losses incurred by Fidelity in either curing breached representations or repurchasing assets sold under a bulk sales agreement, subject to a $4 million aggregate limit, in the event Fidelity were to be determined to have breached certain representations made in connection with certain bulk sales of loans and properties in 1994. As a significant number of material issues were unresolved with regards to the

Company's ultimate exposure with respect to the indemnity clause negotiated with Fidelity, the Company included $4 million on its balance sheet at December 31, 1995 as "Deferred proceeds from bulk sales agreement". During 1996, Fidelity reached a settlement with the purchaser regarding the bulk sales claims and released the Company from the indemnity given to Fidelity. Accordingly, the Statement of Operations for the nine months ended September 30, 1996 includes a non-recurring gain related to its previous investment in Fidelity, which resulted from the reversal of the $4 million deferral.


NOTE 5 - TAXES ON INCOME
------------------------


The provision for income taxes for the three months and nine months ended September 30, 1997 and 1996 amounted to approximately $15,000 and $60,000, respectively, representing a provision for estimated Federal AMT and state taxes. For the three and nine months ended September 30, 1996, no federal provision for income taxes was required due to the realization for financial statement purposes of deferred tax assets previously reserved.


NOTE 6 - COMMON STOCK
---------------------


On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's common stock at an exercise price of $3.00 per share or $1.998 million. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1.998 million, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note, in the amount of $1.998 million, is included in the Balance Sheet as a contra equity account under the caption "Note receivable from shareholder" at September 30, 1997. Interest is payable quarterly in arrears at the prime rate (amounting to 8.5%) computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium.


NOTE 7 - POSSIBLE ACQUISITION OF AGRICULTURAL REAL ESTATE INTEREST
------------------------------------------------------------------

During the three months ended September 30, 1997, the Company formed a new subsidiary, Citadel Agriculture, Inc., to engage in the business of owning and farming agricultural land. The new company's first transaction is expected to be the acquisition of partnership interests representing an approximately 80% interest in three partnerships newly formed to acquire from The Prudential Insurance Company of America approximately 1600 acres of agricultural land located in the Central Valley of California and commonly known as Big 4 Ranch. The remaining approximately 20% interest in these partnerships is being acquired by a company controlled by James J. Cotter, the Company's Chairman, and owned by Mr. Cotter and members of his family. The Company and Mr. Cotter will contribute to the capital of the partnerships and share in the allocation of profits and losses and in any distributions from the partnerships on the same 80/20 basis.

The Big 4 Ranch is being acquired for a purchase price of $6.75 million, plus the reimbursement of certain cultural costs related to the 1998 crop. Of this amount $4.05 million is being financed by Prudential. The Big 4 Ranch currently consists of approximately 960 acres of mature citrus orchards, approximately 640 acres of open agricultural land, and various agricultural improvements (such as irrigation facilities and wind machines).

Included in the Balance Sheet at September 30, 1997 as "Other Assets" is a $250,000 escrowed deposit for such property. Such deposit together with an additional deposit of $750,000 made in November 1997 is refundable upon certain terms and conditions until December 15, 1997. If the Company were to breach its obligations under its agreement with Prudential, these funds would be subject to forfeiture as liquidated damages.

In order to comply with Federal water regulations, it is currently anticipated that 50% of Citadel's 80% interest will be spun off to shareholders immediately prior to the closing of the acquisition of Big 4 Ranch by the partnerships. Every stockholder of Citadel would receive with respect to each share of Citadel stock owned by such stockholder on the record date one share in a new company which would in turn, hold a 40% interest in the partnerships owning and farming the Big 4 Ranch.

While no assurances can be given, it is currently anticipated that shares of the new company will be dividended to Citadel stockholders and the acquisition will close before December 31, 1997. No record date has been fixed with respect to any such dividend.

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

     In October 1996, the Company contributed cash to Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") in the amount of $7 million in exchange for 70,000 shares of REI Series A Voting Cumulative Convertible Preferred Stock (the "REI Series A Preferred Stock") and an option which gives the Company the right, through approximately April 1999, to exchange for shares of REI Common Stock all or substantially all of the Company's assets. Pursuant to the terms of the Asset Put Option, the Company has the right to exchange up to $20 million in aggregate appraised value of the Company's assets for REI Common Stock determined by dividing the value of the Company's assets by $11.75 per share if the notice is received by October 31, 1997, and thereafter, at $12.25 per share. If the appraised value of the Company's assets is in excess of $20 million, REI is obligated to pay for the excess by issuing REI Common Stock at the then fair market value up to a maximum of $30 million of assets. As of November 6, 1997, the closing price per share of REI Common Stock was $13.00 per share. In late October, the Company determined not to exercise the Asset Put Option by October 31, 1997, but rather to continue to hold the Asset Put Option.

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

     In April 1997, Craig purchased its 10% interest through the exercise of outstanding warrants to purchase 666,000 shares of the Company's common stock at $3.00 per share. The Craig purchase was consummated through the delivery by Craig of a secured promissory note (the "Craig Secured Note") in the amount of $1.998 million. Principal and any unpaid interest, which accrues at prime and is payable quarterly, is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note is secured by 500,000 shares of REI Common Stock and may be prepaid, in whole or in part, at any time by Craig without penalty or premium. Included in the Statement of Operations for the three and nine months ended September 30, 1997 is interest income earned and paid by Craig, amounting to $43,000 and $81,000, respectively, to Citadel pursuant to the terms of the $1.998 million Secured Promissory Note.

     During the three months ended September 30, 1997, the Company formed a new subsidiary, Citadel Agriculture, Inc., to engage in the business of owning and farming agricultural land. The new company's first transaction is expected to be the acquisition of partnership interests representing an approximately 80% interest in three partnerships newly formed to acquire from The Prudential Insurance Company of

America approximately 1600 acres of agricultural land located in the Central Valley of California and commonly known as Big 4 Ranch. The remaining approximately 20% interest in these partnerships is being acquired by a company controlled by James J. Cotter, the Company's Chairman, and owned by Mr. Cotter and members of his family. The Company and Mr. Cotter will contribute to the capital of the partnerships and share in the allocation of profits and losses and in any distributions from the partnerships on the same 80/20 basis.

     The Big 4 Ranch is being acquired for a purchase price of $6.75 million, plus the reimbursement of certain cultural costs related to the 1998 crop. Of this amount $4.05 million is being financed by Prudential. The Big 4 Ranch currently consists of approximately 960 acres of mature citrus orchards, approximately 640 acres of open agricultural land, and various agricultural improvements (such as irrigation facilities and wind machines).

     Included in the Balance Sheet at September 30, 1997 as "Other Assets" is a $250,000 escrowed deposit for such property. Such deposit together with an additional deposit of $750,000 made in November 1997 is refundable upon certain terms and conditions until December 15, 1997. If the Company were to breach its obligations under its agreement with Prudential, these funds would be subject to forfeiture as liquidated damages.

     In order to comply with Federal water regulations, it is currently anticipated that 50% of Citadel's 80% interest will be spun off to shareholders immediately prior to the closing of the acquisition of Big 4 Ranch by the partnerships. Every stockholder of Citadel would receive with respect to each share of Citadel stock owned by such shareholder on the record date one share in a new company which would in turn, hold a 40% interest in the partnerships owning and farming the Big 4 Ranch.

     While no assurances can be given, it is currently anticipated that shares of the new company will be dividended to Citadel stockholders and the acquisition will close before December 31, 1997. No record date has been fixed with respect to any such dividend.


RESULTS OF OPERATIONS

     The following is a comparison of the results of operations for the three months ended September 30, 1997 ("1997 Quarter") with the three months ended September 30, 1996 ("1996 Quarter") and for the nine months ended September 30, 1997 (the "1997 Nine Months") with the nine months ended September 30, 1996 (the "1996 Nine Months"). Due to the nature of the Company's business activities, revenues and earnings have varied significantly reflecting the operating results of its managed real estate and asset sales during those periods. Accordingly, period to period comparisons of operating results will not necessarily be indicative of future financial results.

     The Company's net earnings for the 1997 Quarter amounted to $407,000 or $0.06 per common and common equivalent share as compared to the net earnings of $197,000 or $0.02 per common and common equivalent share for the 1996 Quarter. Net earnings for the 1997 Nine Months was $1,066,000 or $0.17 per common and common equivalent share as compared to $5,981,000 or $0.74 per common and common equivalent share for the 1996 Nine Months. Earnings per common and common equivalent share is based upon the weighted average number of common and common stock equivalents of 6,669,924 and 8,050,708 shares for the 1997 and 1996 Quarters, respectively, and 6,427,520 and 8,050,708 shares for the 1997 and 1996

Nine Months, respectively. The calculation of the weighted average of common and common stock equivalents outstanding for the 1996 Quarter and 1996 Nine Months included the effect of 2,046,784 shares assumed to be issued on the conversion of the then outstanding Citadel Convertible Preferred Stock. The Convertible Preferred Stock was redeemed in December 1996.

     Included in net earnings for the 1996 Nine Months is (i) approximately $1,493,000 from the sale of an apartment building and a parcel of land and (ii) non-recurring income amounting to $4 million resulting from the recognition of previously deferred proceeds from the bulk sale of loans and properties by Citadel's previously owned subsidiary, Fidelity Federal Bank ("Fidelity"). Included in the net earnings for the 1997 Quarter and 1997 Nine Months is dividend income of approximately $114,000 and $341,000, respectively, earned with respect to the Company's October 1996 investment in REI Preferred Stock.

     Rental income amounted to $1,318,000 for the 1997 Quarter as compared to $1,029,000 for the 1996 Quarter and rental income amounted to $3,712,000 for the 1997 Nine Months as compared to $3,912,000 for the 1996 Nine Months. The changes in rental income reflects the reduction of the number of rental properties owned by the Company during the periods offset by increased revenues from the two remaining properties. Rental income for the 1997 Quarter and 1997 Nine Months includes revenue from the Company's two commercial rental properties. Since the 1996 Quarter and 1996 Nine Months the Company sold two apartment buildings. The 1996 Quarter and 1996 Nine Months includes rental income from these sold properties amounting to approximately $41,000 and $839,000, respectively. Such decrease, as compared to the 1997 periods, was partially offset by an increase in rental income from the two remaining commercial properties of approximately $331,000 and $633,000 for the 1997 Quarter and 1997 Nine Months, respectively.

     Real estate operating expenses increased to $543,000 in the 1997 Quarter as compared to $485,000 in the 1996 Quarter and decreased approximately $472,000 to $1,527,000 in the 1997 Nine Months as compared to $1,999,000 in the 1996 Six Months. The overall decrease in the 1997 Nine Months as compared to the 1996 Nine Months is attributable to the sale of the two apartment properties during 1996, offset by the increase in the remaining two commercial properties. Real estate operating expenses for these two commercial properties increased approximately $82,000 and $114,000 in the 1997 Quarter and 1997 Nine Months, respectively, as compared to the relevant 1996 periods.

     The 1997 Quarter and Nine Months included approximately $60,000 and $180,000, respectively, in fee income for consulting services provided by employees of the Company to Reading as compared to approximately $42,000 and $127,000 for the 1996 Quarter and 1996 Nine Months, respectively.

     Interest income decreased during the 1997 periods and amounted to $65,000 in the 1997 Quarter as compared to $249,000 in the 1996 Quarter and amounted to approximately $238,000 in the 1997 Nine Months as compared to $678,000 in the 1996 Nine Months. Such 1997 period decreases reflect the significant decrease in investable fund balances between the periods. Cash and cash equivalents amounted to $7.015 million at September 30, 1997 as compared to $19.815 million at September 30, 1996. In October 1996, the Company made a $7 million investment in REI and in December 1996 redeemed from REI the Company's previously issued 3%

Cumulative Voting Convertible Preferred Stock at a redemption price amounting to approximately $6.19 million.

     General and administrative expenses in the 1997 Quarter and 1997 Nine Months decreased, primarily as a result of a reduction in professional costs, compared to the respective 1996 periods and amounted to $284,000 in the 1997 Quarter as compared to $321,000 in the 1996 Quarter and amounted to $821,000 in the 1997 Nine Months as compared to $878,000 in the 1996 Nine Months. General and administrative expenses for each of the 1997 and 1996 Quarters and Nine Months include administrative and rent expense paid to Craig in the amount of $24,000 and $72,000, respectively.

     Interest expense was $249,000 in the 1997 Quarter as compared to $262,000 in the 1996 Quarter and was $761,000 in the 1997 Nine Months as compared to $1,056,000 in the 1996 Nine Months. The decrease in interest expense principally is due to the payoff of two mortgage loans since the 1996 periods. In May 1996, the Company repaid a mortgage loan on the sale of a rental property in the amount of approximately $5.7 million and in January 1997 repaid a mortgage loan in the amount of approximately $.755 million.

REAL ESTATE INTERESTS
---------------------

     The table below provides an overview of the properties which constituted all of the real properties owned by the Company at September 30, 1997.



Address                            Type       Units/          %           Major       Remaining
                                             Sq. Feet       Leased      Tenants *    Lease Term
----------------------            -------   ----------   ------------   ----------   -----------

ARBOLEDA                          Office/     178,000       99          American
1661 Camelback Rd.                Restaurant                            Express (56%)   Feb. 1999
Phoenix, Arizona                                                        Others          1-5 Years

BRAND                              Office      89,000      100          Disney (87%)    Feb. 2007
600 N. Brand                                                            Fidelity(13%)   May  2005
Glendale, CA

* Percent of rentable space leased.


     Arboleda, Phoenix
     -----------------

     This property was fully leased at September 30, 1997 with American Express occupying approximately 56% (100,252 sq. feet) of the property.

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

     The rental rate for the first five years of the Disney lease term beginning February 1, 1997 is approximately $148,000 per month (excluding parking) and approximately $164,000 (excluding parking) for the remaining five-year term. Disney has an option to renew the lease for two consecutive five-year terms. In addition to approximately $1.4 million of costs incurred by the Company as of September 30, 1997 for certain building upgrades, lease commissions and legal fees, the Disney lease provides that the Company will pay for additional tenant improvements and additional common area upgrades, which the Company estimates will cost approximately $2.1 million.


BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents increased approximately $659,000 from $6.356 million at December 31, 1996 to $7.015 million at September 30, 1997. Net cash provided by investing activities amounted to $295,000 in the 1997 Nine Months and is comprised of approximately $1,128,000 provided from the sale of a rental property, offset by $583,000 used to make leasehold improvements to rental properties and a $250,000 refundable deposit for the purchase of a real estate interest. Net cash used in financing activities amounted to $868,000 in the 1997 Nine Months and resulted from the repayment of long-term mortgage loans inclusive of the mortgage on the property sold in January 1997.

     The Company expects that its sources of funds in the near term will include
(i) cash on hand and related interest income, (ii) cash flow from the operations of its rental properties, (iii) consulting fee income from Reading of approxi-mately $60,000 quarterly and (iv) a preferred stock dividend, payable quarterly, from REI amounting to approximately $455,000 annually.

     In the short term, uses of funds are expected to include (i) funding of the Glendale Building leasehold and tenant improvements of approximately $2.1 million, (ii) operating expenses, and (iii) debt service pursuant to the property mortgages; and may include the acquisition of the additional agricultural real interest, net of financing proceeds, described above.

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

     Citadel, Hecco Ventures I and James J. Cotter were defendants in a civil action filed in 1980 by Alfred Roven. In 1995, Citadel, Hecco Ventures I and James J. Cotter were granted summary judgment on all causes of action asserted in the 1980 complaint, which Roven appealed. On August 1, 1997 the United States Court of Appeals for the Ninth District affirmed the United States District Courts decision of summary judgment in favor of Citadel, Hecco Ventures I and James J. Cotter.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     A.  Exhibits
       10.61 Agreement for Purchase and Sale of Real Property between Prudential Insurance Company of America an Big 4 Farming LLC dated August 29, 1997.
       10.62 Second Amendment to Agreement of Purchase and Sale between Prudential Insurance Company of America and Big 4 Farming LLC dated November 5, 1997.
       27.    Financial Data Schedule.

     B.  Reports on Form 8-K
              None.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CITADEL HOLDING CORPORATION
                          ---------------------------


By:       /s/ Steve Wesson
          -------------------------
          President and Chief
          Executive Officer
          November 13, 1997

          /s/ S. Craig Tompkins
          -------------------------
          Principal Accounting Officer
          November 13, 1997