Form 10-K
period 1997-12-31
CITADEL HOLDING CORP
filed 1998-03-31
CIK 716634

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                               -----------------
                                   FORM 10-K
                                   (Mark One)

 [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1997
                                       OR
 [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from _______ to ______

                           Commission File No. 1-8625
                               -----------------
                          CITADEL HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      95-3885184
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification Number)


   550 SOUTH HOPE STREET, SUITE 1825                      90071
        LOS ANGELES, CA                                 (Zip Code)
(Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 239-0540

          Securities Registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
--------------------------------------------------------------------------------
 Common Stock, $0.01 par value                  American Stock Exchange


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K. [__]

  The aggregate market value of voting stock held by non-affiliates of the Registrant was $19,700,000 as of March 25, 1998.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 25, 1998, there were 6,669,924 shares of Common Stock, par value $.01 per share outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE.

                          CITADEL HOLDING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997
                                     INDEX
-------------------------------------------------------------------------------------------------
                                                                                          PAGE
PART I.
Item 1.        Business                                                                      1
Item 2.        Properties                                                                    8
Item 3.        Legal Proceedings                                                             9
Item 4.        Submission of Matters to a Vote of Security Holders                          10

PART II.
Item 5.        Market for the Registrant's Common Stock and Related Stockholder Matters     11
Item 6.        Selected Financial Data                                                      12
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations ("MD&A")                                           14
Item 8.        Financial Statements and Supplementary Data                                  19
Item 9.        Change in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                         38

PART III.
Item 10.       Directors and Executive Officers of the Registrant                           39
Item 11.       Executive Compensation                                                       40
Item 12.       Security Ownership of Certain Beneficial Owners and Management               43
Item 13.       Certain Relationships and Related Transactions                               45

PART IV.
Item 14.       Exhibits, Financial Statement Schedule, and Reports on Form 8-K              47
               Signatures                                                                   55

                                     PART I

ITEM 1:   BUSINESS

General

     Citadel Holding Corporation, a Delaware corporation ("Citadel" and collectively with its wholly owned subsidiaries, the "Company") was organized in 1983 and has been engaged in recent periods primarily in the business of owning and managing its real estate interests properties and in the offering of various real estate consulting services to its affiliates. During 1997, the Company purchased a 40% partnership interest (the "Agricultural Partnership Interests") in each of three general partnerships (the "Agricultural Partnerships") formed to acquire certain agricultural properties located in the Central Valley of California and commonly known as the Big 4 Ranch (the "Big 4 Properties"), and an 80% equity interest in Big 4 Farming, LLC (a newly formed farm operating company, created to provide farming services to the Agricultural Partnerships with respect to the Big 4 Properties and referred to herein as "Farming"). During 1996, the Company invested $7 million to acquire 70,000 shares of the Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and the Asset Put Option described below (the "Reading Investment Transaction"). At December 31, 1997, the Company's assets had a book value of $28.9 million, consisting principally of two office buildings (located in Glendale, California and Phoenix, Arizona), the Agricultural Partnership Interests, the 80% equity interest in Farming, the $7 million investment in Reading and cash and cash equivalents, subject to long term liabilities of $9.4 million. Until April
1994, Citadel was engaged principally in the business of serving as the holding company for Fidelity Federal Bank, FSB ("Fidelity").

     Citadel currently intends, at least for the near term, to continue to manage its commercial real estate and agricultural properties, to provide real estate consulting services to its affiliates, and to monitor the progress of Reading in its real estate based entertainment business. Depending upon the success of Reading in the implementation of its business plan, the Company may exercise its Asset Put Option or elect to hold or dispose of its current preferred stock interest in Reading, or to convert such preferred stock interest into Reading common stock pursuant to the exercise of the conversion feature of such preferred stock and/or to hold or dispose of such Reading common stock. Alternatively or additionally, the Company may seek or consider, if offered, some further transaction or transactions with its shareholder affiliates, Reading and/or Craig Corporation ("CC" and collectively with its wholly owned subsidiaries, "Craig") which would permit the Company's stockholders to further participate, directly or indirectly, in Reading's real estate based entertainment business. However, no such transaction is currently under consideration by the Company. The Company may, from time to time, also consider other real estate transactions.

COMMERCIAL REAL PROPERTY OWNERSHIP AND MANAGEMENT ACTIVITIES

     Since April 1994, the Company has been principally involved in the ownership and management of its real estate interests, and in the provision of real estate consulting services to Reading. The Company has, over the past four years, disposed of three multi-family residential properties, one office building and certain open land. During the same period, it has acquired two properties, the office buildings located in Phoenix, Arizona and Glendale,
California.   Due in large part to the competition presented by substantially larger and tax benefited real estate investment trusts ("REITs"), the Company believes it doubtful that it will be able to effectively compete in the market for the ownership of commercial properties. Nor does the Company believe it likely that it would be able to effectively compete in the market to provide property management services with respect to properties owned by others, given the significant and well established competition in this area. Accordingly, the Company has been open to other opportunities to invest in varieties of real estate that may offer the Company greater returns than competing with REITs for commercial properties or competing with well established management companies for property management business. The investments in the Reading Series A Preferred Stock and the Agricultural Partnerships, discussed in greater detail below, were in the view of the Company two such opportunities.

     Since 1995, a substantial portion of the executive time of the Company has been spent providing real estate consulting services to Reading in connection with the development by Reading of multiplex cinemas in Puerto Rico, Australia and the United States, and the development of entertainment centers in Australia. Real estate consulting services are currently being provided by the Company to Reading under an arrangement pursuant to which Reading reimburses Citadel for its costs in providing such services. During Fiscal 1997, 1996 and 1995, Reading paid to Citadel $240,000, $169,000 and $120,000 respectively, with respect to such consulting services.

AGRICULTURAL ACTIVITIES

Background of Acquisition
-------------------------

  During 1997, the Company formed three subsidiaries, Citadel Agricultural, Inc., a wholly owned subsidiary, "CAI"), Farming, (80% owned by the Company and 20% by Visalia LLC ("Visalia"), a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, and owned by Mr. Cotter and certain members of his family) and Big 4 Ranch, Inc. ("BRI"). Such subsidiaries were formed in anticipation of effecting a purchase of the Big 4 Properties and in order to address certain restrictions on access of federal water. The Company capitalized BRI with a cash contribution of $1.2 million which was used primarily to acquire a 40% interest in each of the Agricultural Partnerships. The remaining interests in the Agricultural Partnerships are held 40% by CAI and 20% by Visalia. On December 29, 1997, the Company distributed 100% of the shares of BRI to the shareholders of record of the Company's common stock as of the close of business on December 23, 1997, as a spin-off dividend (the "Spin-off").

  On December 31, 1997, the Agricultural Partnerships acquired the Big 4 Properties consisting of approximately 1,580 acres of agricultural land and related improvements, located in Kern County, California. The assets acquired included (i) approximately 560 acres of Navel oranges, 205 acres of Valencia oranges, 145 acres of lemons, 32 acres of minneolas and 600 acres of open land currently leased on a short term basis to a third party for the cultivation of annual crops (the "Open Land"), (ii) irrigation systems, (iii) water rights,
(iv) frost prevention systems and (v) the fruit currently on the trees and slated for harvest in 1998. The Big 4 Properties were acquired by the Partnerships (the "Ranch Acquisition") from Prudential Insurance Company of America ("Prudential") on an arms length basis for a purchase price of $6.75 million, plus reimbursement of certain cultural costs approximating $831,000.

     Prior to the Spin-off, Farming entered into a two-year farming services agreement (the "Farming Contract") with each of the Agricultural Partnerships, pursuant to which Farming is obligated to provide all of the day to day farming services necessary to cultivate the citrus orchards located on the Big 4 Properties and, over time, to develop the empty land as may be determined by the Agricultural Partnerships. Under the Farming Contract, Farming will be reimbursed for its out of pocket costs and will be paid a management fee equal to 5% of gross receipts, such gross receipts to be calculated, less costs of picking, packing and hauling. In turn, Farming has entered into a management services contract agreement (the "Cecelia Contract") with Cecelia Packing Corporation ("Cecelia") pursuant to which Cecelia has agreed to provide management consulting, purchasing and bookkeeping services to Farming for an initial term of two years at a monthly fee of $6,000, along with reimbursement of certain out of pocket expenses, the cost and benefit which will be passed through to the Agricultural Partnerships. It is anticipated that this arrangement will enable Farming and the Agricultural Partnerships to enjoy certain economics of scale that would not otherwise be available to them. Cecelia will also pack a portion of the fruit produced by the Agricultural Partnerships. While the Company has no experience in citrus farming, Cecelia has been engaged in farm management and citrus packing and marketing for more than the past 20 years. Cecelia is wholly-owned by James J. Cotter.

       BRI is owned by the shareholders of record of Citadel on December 23, 1997, including Craig Corporation ("CC", and collectively with its wholly owned subsidiaries, "Craig") and Reading, which together own approximately 33.4% of such outstanding shares. Concurrent with the Spin-off, Citadel provided BRI with a working capital line of credit in the amount of $200,000. Pursuant to the Line of Credit Agreement dated December 29, 1997, entered into between the Company and BRI, the Company has agreed to lend up to $200,000 to BRI over a three-year period. Any drawdowns under the line accrue interest at prime plus 200 basis points, payable quarterly. All principal amounts borrowed are due and payable on December 29, 2002. As of March 20, 1998, no borrowings have occurred. The future of BRI and the collectibility of any Citadel loans due from BRI will be dependent on the future operations of the Agricultural Partnerships.

     The Ranch Acquisition was financed by prorata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1.08 million), by a $4.05 million purchase money loan from Prudential, and by a crop finance loan by Citadel to the Agricultural Partnerships of approximately $.831 million. The loan by Citadel was advanced pursuant to a $1.2 million Line of Credit Agreement (the "Crop Financing") extended by the Company to the Agricultural Partnerships. Drawdowns under the Crop Financing will accrue interest at prime plus 100 basis points, payable quarterly, and are due and payable in August 1998. Thereafter, Citadel may, but will be under no obligation to, provide future crop financing on terms to be negotiated at arms length. At December 31, 1997 Citadel had advanced approximately $.831 million under the Crop Financing Line of Credit. For financial statement purposes, the note receivable is included in the Balance Sheet as Note Receivable from Agriculture Partnerships, inclusive of the 40% or $.332 million advanced upon Citadel's behalf. While under no obligation, it appears likely that Citadel will, as a practical matter, need to renew the Crop Financing in August 1998.

     The Prudential Purchase Money Loan in the amount of $4.05 million is secured by, among other things, a first priority mortgage lien on the property, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. Principal is payable in annual installments of $200,000 each, beginning January 1, 2002; provided, however, that the Partnerships are obligated to make certain mandatory prepayments unless the Partnerships make capital improvements to the real property totaling $500,000 by December 31, 2000 and an additional $200,000 by December 31, 2001; the amount of such prepayments in each case being the difference between the amount specified and the amount actually spent on such improvements as of the relevant date. The purchase money mortgage also imposes a prepayment penalty equal to the greater of (a) one-half of one percent of each prepayment of principal and (b) a present value calculation of the anticipated loss that the note holder will suffer as a result of such prepayment.

     In addition, it is not currently anticipated that the Agricultural Partnerships will realize free cash flow in 1998. This is due to several factors, including the need to address in 1998 certain deferred maintenance (including greater than typical expenditures for pruning and hedging, road maintenance and the repair and upgrade of certain pumping and irrigation facilities) and lower than anticipated fruit prices resulting, in part, from decreased demand for citrus in Asia.

     The acquisition occurred on December 31, 1997, and accordingly, the results of operations for Fiscal 1997 do not include operating results of the Company's 40% equity investment in the Partnerships and the cash flow impact of any future borrowings which may be requested by BRI or the Agricultural Partnerships. It is currently anticipated that the Agricultural Partnerships will incur a net loss in Fiscal 1998.

Industry Overview
-----------------

     Citrus is produced in the United States and other countries where night time temperatures typically do not fall below 24 degrees Fahrenheit for more than a few hours at a time. Currently citrus is produced in 80 countries. The major producing countries, in addition to the United States, are Brazil, Mexico, Argentina and Spain. The majority of international trade is in juice form, less than 15% of world production is shipped fresh to non-domestic markets.

     In the United States, citrus is produced in Florida, California, Arizona and Texas. The Florida industry is oriented to juice production with less than 10% of the orange crop being sold as fresh fruit. In addition to oranges, Florida is the number one producer of grapefruit. Of Florida's grapefruit production, approximately 50% is shipped as fresh fruit. Production in Arizona and Texas is limited and these areas are not considered major producing regions.

     Production in California is oriented to oranges and lemons for the fresh market. Approximately 85% of all orange production is sold as fresh fruit. Lemon production is concentrated in California, where approximately 75% of the U.S. crop is produced.

     California citrus is sold year round. Major markets are the United States, Canada, Japan and Hong Kong. As with most commodities, citrus pricing is sensitive to supply and demand changes. Production is dependent on the number of acres planted to citrus, the environmental conditions and cultural inputs. Environmental conditions is the single largest contributor to supply changes within a season. Acres in production change in response to growers income and the historical cycle time from expansion to contraction has historically been in the range of 10 to 12 years. Currently, the industry is undergoing contraction and is projected to continue in that direction for the next 3 to 5 years.

     Currently, marketing and sales of California citrus is dominated by Sunkist Growers, Inc., a cooperative of growers from California and Arizona. Sunkist market share ranges from 60% for oranges to 75% for lemons. Membership in Sunkist is not restricted and some of the Property's fruit has been historically and will likely be marketed in the future through Sunkist.

Business Strategy and Description of Business
---------------------------------------------

General

     The business plan currently being implemented by the Agricultural Partnerships is to focus on the cultivation of citrus crops utilizing the Big 4 Properties' existing orchards and, over time, to improve the Open Land with additional citrus orchards. It is anticipated that these new orchards will consist principally of Navel and Valencia oranges.

     At the present time, approximately 942 acres of the Big 4 Properties is improved with orchards, consisting of approximately 560 acres of Navel oranges, 205 acres of Valencia oranges, 145 acres of lemons and 32 acres of minneolas. Approximately 600 acres is open land, currently leased to third parties on a short term basis for the cultivation of annual crops. The remaining acreage is used for agricultural support facilities. During the 1997 season, the Big 4 Properties produced approximately 429,000 cartons of Navel oranges, approximately 140,000 cartons of Valencia oranges, approximately 163,000 cartons of lemons and approximately 14,000 cartons of minneolas, for a total of approximately 746,000 cartons of citrus.

     The assets acquired also included wind machines used for frost protection, irrigation systems, and access to a forty acre reservoir owned by the local irrigation district for the short-term storage of water from wells located on the Big 4 Properties as well as from other sources. While the business plan is to make use of federal water rights to provide water to the Big 4 Properties, these wells and access rights provide a safeguard in the event that such federal water should from time to time prove prohibitively expensive or insufficient to meet the needs of the Big 4 Properties.

     It is anticipated that the improvement of the Open Land will likely be completed over a period of 5 to 7 years, and be funded, over time, principally out of the free cash flow generated from the Big 4 Properties. Such improvement will include the installation of additional irrigation systems, the planting of trees and the installation of frost control systems (principally wind machines). The period to maturity varies from variety to variety, but generally speaking it is anticipated that the first commercial crops will be harvested 5 years after the trees are planted.

     The business of the Agricultural Partnerships is subject to risks associated with its agricultural operations. Numerous factors can affect the price, yield and marketability of the crops grown on the Big 4 Properties. Crop prices may vary greatly from year to year as a result of the relationship between production and market demand. For example, the production of a particular crop in excess of demand in any particular year will depress market prices, and inflationary factors and other unforeseeable economic changes may also, at the same time, increase operating costs with respect to such crops. In addition, the agricultural industry in the United States is highly competitive, and domestic growers and produce marketers are facing increased competition from foreign sources. There are also a number of factors outside of the control of the Company and the Agricultural Partnerships that could, alone or in combination, materially adversely affect the agricultural operations of the Agricultural Partnerships, such as adverse weather conditions, the availability of water, insects, blight or other diseases, labor problems such as boycotts or strikes, and shortages of competent laborers. At the present time, the Company believes that citrus prices are being adversely effected by poor economic conditions in Asia. Generally, the Agricultural Partnerships will not carry causality insurance with respect to their trees or crops. The business operations of the Agricultural Partnerships may also be adversely affected by changes in governmental policies, social and economic conditions, and industry production.

Seasonality

     The agricultural operations of the Agricultural Partnerships will be impacted by the general seasonal trends that are characteristic of the citrus industry. The Agricultural Partnerships anticipate receiving a majority of their net income during the second and third calendar quarters following the harvest and sale of there citrus crops. Due to this concentrated activity, the Agricultural Partnerships anticipate that they will typically show losses in the first and fourth calendar quarters.

Competition

     The agricultural business is highly competitive. The Agricultural Partnerships' competitors include a large number of both large and small independent growers and grower cooperatives, many of which have considerably greater financial resources and experience than the Company. No single grower has a dominant market share in this industry due, among other things, to the regionalized nature of these businesses and limited on access to federal water.

Employees

     The Company anticipates that a total of five full-time employees will be needed to work the Big 4 Properties. These employees will be provided and supervised by Farming. Certain management consulting, purchasing and bookkeeping will be contracted out to Cecelia. Packing and harvesting will also be contracted out to independent contractor third parties in accordance with industry practices. Accordingly, it is not anticipated that the Agricultural Partnerships will have any employees, full time or otherwise.

     The success of the Agricultural Partnerships is highly dependent upon Mr. James J. Cotter, who has more than 25 years experience in citrus farming and upon the senior management of Cecelia, which is wholly owned by Mr. Cotter, and which, through its employees, will provide senior management, purchasing and bookkeeping services to Farming and through Farming to the Partnerships.

Regulation

     Certain areas of the operations of the Agricultural Partnerships are subject to varying degrees of federal, state and local laws and regulations. Such operations are, for example, subject to a broad range of evolving environmental laws and regulations. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Compliance with these foreign and domestic laws and related regulations is an ongoing process which is not currently expected to have a material effect on the capital expenditures, earnings or competitive position of the Agricultural Partnerships.
Environmental concerns are, however, inherent in most major agricultural operations, including those expected to be conducted by the Agricultural Partnerships, and there can be no assurance that the cost of compliance with environmental laws and regulations in the future will not be material. In the normal course of its agricultural operations, Farming, on behalf of the Agricultural Partnerships, will handle, store, transport and cleanup of such hazardous substances or wastes or may adversely affect the value of the Big 4 Properties. Such matters could, in the future, have a material adverse effect on the Company and the Agricultural Partnerships. The operations of the Agricultural Partnerships are also subject to regulations enforced by, among others, the U.S. Food and Drug Administration and state, local and foreign equivalents and to inspection by the U.S. Department of Agriculture and other federal, state, local and foreign environmental and health authorities. Certain areas of the operations of the Agricultural Partnerships are subject to varying degrees of federal, state and local laws and regulations. Farm operations such as those conducted on the Big 4 Properties are subject to federal, state and local laws and regulations controlling, among other things, the discharge of materials into the environment or otherwise relating to the protection of the environment. Environmental regulations may have a materially adverse effect upon operations.

     The purpose of the Spin-Off was principally to comply with applicable federal laws and regulations ("Water Laws") as administered by the Bureau of Reclamation (the "Bureau") in order to have access to and use of federal water (the "Water Rights") for the operation of the Agriculture Partnerships. Under the Water Laws, no entity with more than 25 stockholders can acquire federal water for more than 640 acres of owned land. Although Citadel has received assurances that the partnership structure being used to own and farm the Big 4 Properties will comply with the Water Laws and not infringe on the Agricultural Partnership's access to the federal water, there can be no assurance that the Bureau and the federal government will not at some future date object to this structure or that the Water Laws will not change, either of which event could have material adverse consequence to the value of the Big 4 Properties and viability of the business of the Agricultural Partnerships.

     Weather, availability of labor, changes in state or local law or regulation, and similar localized events could also have an adverse impact on the performance or value of the Big 4 Properties.

INVESTMENT IN READING ENTERTAINMENT, INC. ("READING")

     Reading is a publicly traded company whose shares are quoted on the NASD/NMS and listed for trading on the NASDAQ Philadelphia Stock Exchange. Set forth as Exhibit 10.58 to this report is the Report on Form 10K filed by Reading with respect to the fiscal year ended December 31, 1997. Reading is currently controlled by Craig, which owns common and preferred stock in Reading representing approximately 78% of the voting power of that company. Craig directly owns 666,000 shares of Citadel Common stock, and through its ownership of Reading indirectly owns an additional 1,564,473 shares of Citadel Common Stock.

     The acquisition of the Series A Preferred Stock and the Asset Put Option provided the Company an opportunity to make an initial investment in the movie exhibition industry, and the ability, thereafter, to review the implementation by Reading of its business plan and, if it approves of the progress made by Reading, to make a further investment in this industry through the exercise of its Asset Put Option. The Company has the right to require Reading to redeem the securities issued to it in the Reading Investment Transaction after five years, or sooner if Reading fails to pay dividends on such securities for four quarters.

     As set forth in the Asset Put and Registration Rights Agreement, (the "Asset Put Agreement"), the Asset Put Option is exercisable any time after October 15, 1996 and until approximately April 2000. The Asset Put Option gives the Company the right to require Reading to acquire, for shares of Reading Common Stock, substantially all of the Company's assets and assume related liabilities (such as mortgages) (the "Asset Put"). In exchange for up to $20 million in aggregate appraised value of such assets, Reading is obligated to deliver to the Company that number of shares of Reading Common Stock determined by dividing the value of Citadel's assets by $12.25 per share. The closing price of Reading Common Stock was $12.75 per share at December 31, 1997. If the appraised value of the Company's assets is in excess of $20 million, Reading is obligated pay for the excess by issuing Common Stock at the then fair market value, up to a maximum of $30 million of assets. If the average trading price of Reading Common Stock exceeds 130% of the then applicable exercise price for more than 60 days (the "Repricing Trigger"), then the exercise price will adjust to the fair market of the Reading Common Stock from time to time, unless the Company exercises the Asset Put within 120 days of receipt of notice from Reading of the occurrence of the Repricing Trigger. The Asset Put Agreement has been filed as Exhibit 10.52 to this Report. Any description of the rights granted by that agreement is necessarily summary in nature and qualified by reference to the definitive terms of the Asset Put Agreement.

HISTORIC THRIFT ACTIVITIES

     Prior to August 4, 1994, Citadel was engaged primarily in providing holding company services for its wholly owned thrift subsidiary, Fidelity. On August 4, 1994, Citadel and Fidelity completed a recapitalization and restructuring transaction (the "Restructuring"), which resulted in, among other things, the reduction of Citadel's interest in Fidelity from 100% to approximately 16%, the acquisition by the Company from Fidelity of certain real estate assets, and the receipt by way of dividend from Fidelity of options to acquire at book value certain other real estate assets. During Fiscal 1995, substantially all of the Company's remaining interest in Fidelity was sold.

MANAGEMENT

     Steve Wesson is the President and Chief Executive Officer of the Company. From 1989 until he joined the Company in 1993, Mr. Wesson served as CEO of Burton Property Trust Inc., the U.S. real estate subsidiary of The Burton Group PLC. In this position he was responsible for the restructuring and eventual disposal of the Company's assets in the U.S.

     S. Craig Tompkins became the Secretary/Treasurer and Principal Accounting Officer of Citadel in September, 1994. Mr. Tompkins is also the Vice Chairman and a director of Citadel; President and director of CAI; a member of the management committee of Farming and of each of the Agricultural Partnerships; the President and a director of Craig; the Vice Chairman and a director of Reading and serves, as an administrative convenience, as an assistant secretary to BRI and Visalia. Prior to joining Craig and Reading in March, 1993, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher.

     Brett Marsh is responsible for the real estate activities of the Company. Prior to joining the Company, Mr. Marsh was the Senior Vice President of Burton Property Trust, Inc., the U.S. real estate subsidiary of the Burton Group PLC. In this position, Mr. Marsh was responsible for the real estate portfolio of that company.

     The Company has one additional employee, and shares space and has contracted for certain administrative and accounting services with Craig.

ITEM 2:  PROPERTIES

REAL ESTATE INTERESTS

     The table below provides an overview of the real estate assets owned by the Company at December 31, 1997.

------------------------------------------------------------------------------------------------------------------
                                            SQUARE       % LEASED AT          MAJOR TENANTS           REMAINING
         ADDRESS               TYPE          FEET          12/31/97                  *                LEASE TERMS
------------------------------------------------------------------------------------------------------------------

ARBOLEDA                     Office/          178,000          99         American Express (56%)     February 1999
1661 Camelback Rd.          Restaurant                                            Others               1-5 Years
Phoenix, Arizona


Glendale Building             Office           89,000         100             Fidelity (13%)           May 2005
600 No. Brand Blvd.
Glendale, CA                                                                   Disney (87%)          February 2007
------------------------------------------------------------------------------------------------------------------
*% of rentable space leased

ARBOLEDA, PHOENIX
-----------------

     This property was acquired by the Company for $6.4 million in August 1994 and is substantially leased to American Express Company, which occupies 56% (100,252 sq. ft.) of the property. The Company is currently negotiating with American Express regarding the possible extension of their current lease for an additional five years with escalating rents, which lease currently expires in February 1999. The Company can make no assurance that such negotiations will result in an extension of this Lease.

Brand, Glendale
---------------

     This property was acquired by the Company for $7.12 million in May 1995 and is leased 87% to Disney Enterprises, Inc. ("Disney") and 13% to Fidelity, with Fidelity occupying the ground floor.

     The base rental rate for the first five years of the Fidelity lease term is $26,000 per month (including parking). With the lease providing for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%, the rental rate of the Fidelity lease at December 31, 1997 is $27,350 per month. After the first five years of the lease term, the rental rate will be adjusted to the higher of the then current market rate or $1.50 per square foot increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity has the option to extend the lease of the ground floor for two consecutive five year terms at a market rental rate.

     On October 1, 1996, the Company entered into a ten year full service lease for all of the floors, excluding the ground floor (approximately 80,000 square feet), with Disney. The rental rate for the first five years of the lease term beginning February 1, 1997 is approximately $148,000 per month (excluding parking) and approximately $164,000 (excluding parking) for the remaining five-year term. Disney has the option to renew the lease for two consecutive five year terms. The lease provides that the Company will contribute towards tenant improvements and common area upgrades approximately $2.3 million of which the Company has expected approximately $400,000 as of December 31, 1997. In addition, the Company incurred costs for other building upgrades, governmental compliance, commissions and legal fees amounting to approximately $1.2 million. Concurrently with the execution of the Disney lease, the Company amended its then existing lease with Fidelity resulting in 1) termination of the Fidelity lease with respect to floors four through six, resulting in a reduction of rent payments amounting to approximately $75,000 per month after January 31, 1997, 2) termination of Fidelity's option to purchase the Glendale Building, 3) a modification of the mortgage with Fidelity on the building to eliminate the prepayment penalty and 4) reimbursement on February 1, 1997 by the Company to Fidelity of rental payments in the amount of approximately $450,000 (See Note 3 to the Consolidated Financial Statements).


FINANCING OF REAL ESTATE INTERESTS

     The Company's 1994 acquisition of the Arboleda was 100% leveraged:
Financing was obtained through the combination of a conventional mortgage loan from Fidelity on the Arboleda Property with the balance of the Arboleda purchase price financed through drawdowns on an $8.2 million line of credit from Craig, which has subsequently been paid in full. The mortgage loan secured by the Arboleda Property has a seven-year term, amortizing over 25 years, with an adjustable rate of interest tied to a 30-day LIBOR rate plus 4.5% per annum. The interest rate on this loan is currently 10.22%. At December 31, 1997, the loan had a balance of approximately $4.3 million.

     With regard to the purchase of the Glendale Building, Fidelity extended a five year loan, amortizing over twenty years, at an adjustable interest rate of tied to the 30-day LIBOR rate plus 4.5% per annum, adjustable monthly. The interest rate on this loan is currently 10.22%. At December 31, 1997, the loan had a balance of approximately $5.1 million.

EXECUTIVE OFFICES
-----------------

     The Company currently shares executive office space with Craig, under an arrangement whereby the Company and Craig allocate the costs of such office space and certain support facilities. During fiscal 1997 and 1996, the Company's share of such office space and support facilities approximated $24,000. The Company believes that this arrangement is beneficial to the Company in that it permits the Company to maintain quality executive office facilities at a lesser cost if the Company were to maintain comparable facilities separate and apart from Craig.

ITEM 3:   LEGAL PROCEEDINGS

ROVEN LITIGATION

      Citadel, Hecco Ventures I and James J. Cotter are defendants in a civil action filed in 1990 by Alfred Roven in the United States District Court for the Central District of California. The complaint alleged fraud by Citadel in a proxy solicitation relating to Citadel's 1987 Annual Meeting of Stockholders and breach of fiduciary duty. The complaint sought compensatory and punitive damages in an amount alleged to exceed $40 million. The complaint grew out of and was originally asserted as a counter claim in an action brought by Citadel against Roven to recover alleged short swing profits (the "Section 16 Action"). In October 1995,

Citadel, Hecco Ventures I and James J. Cotter were granted summary judgment on all causes of action asserted in the 1990 complaint in federal court. Roven has appealed that judgment, which was upheld on appeal in August 1, 1997.

      In 1995, Roven filed a complaint in the California Superior Court against Citadel, Hecco Ventures I and James J. Cotter and, in addition, S. Craig Tompkins and certain other persons, including Citadel's outside counsel and certain former directors of Citadel (which directors are currently directors of Craig and/or Reading), alleging malicious prosecution in connection with the
Section 16 Action. Defense of the action has been accepted by Citadel's insurers. In August 1996, the Los Angeles County Superior Court ordered summary judgment in favor of Citadel and all other defendants. Roven has appealed that judgment, which appeal was upheld in favor of Citadel in January 1998. Roven petitioned the California Supreme Court for review of that appellate court decision and such petition was denied in March 1998.

SECURITIES LITIGATION

      In July 1995, Citadel was named as a defendant in a lawsuit alleging violations of federal and state securities laws in connection with the offering of common stock of Citadel's then wholly owned subsidiary, Fidelity, in 1994 (the "Harbor Finance Litigation"). The suit was settled in November 1997, without liability to the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's 1997 Annual Meeting of Shareholders held on December
15, 1997, shareholders elected for directors. The results of the votes were as follows:

ELECTION OF DIRECTORS             FOR        WITHHELD
---------------------            -----      ----------
James J. Cotter                 6,140,521     75,733
S. Craig Tompkins               6,126,561     89,693
Ronald Simon                    6,140.521     75,733
Alfred Villasenor               6,140,521     75,733

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

                                  HIGH         LOW
                                     (In Dollars)

     1997:

          Fourth Quarter          4 11/16    3 11/16
          Third Quarter           4  7/16      2 3/4
          Second Quarter          3  7/16    2 15/16
          First Quarter             3 1/8      2 5/8

     1996:
          Fourth Quarter          2 13/16     2 7/16
          Third Quarter           2 13/16      2 1/4
          Second Quarter            2 1/2      2 1/4
          First Quarter            2 9/16      2 1/4

HOLDERS OF RECORD

     The number of holders of record of the Company's common stock at March 25, 1998 was 250.

DIVIDENDS ON COMMON STOCK

     On December 29, 1997, the Company distributed 6,669,924 shares of its wholly owned subsidiary. Big 4 Ranch, Inc. to all common stockholders (representing 6,669,924 shares) of record on December 23, 1997. Prior to such distribution, the Company capitalized Big 4 Ranch, Inc. with a cash contribution of $1.2 million or approximately $0.18 per share.

     While the Company has never declared a cash dividend on its Common Stock and has no current plan to declare a dividend, it is Citadel's policy to review this matter on an ongoing basis.

ITEM 6.  SELECTED FINANCIAL DATA


     The table below sets forth certain historical financial data regarding the Company. This information is derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company.

                                                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            1997               1996              1995               1994               1993
                                      ----------------   ----------------   ---------------   ----------------   -----------------
(In thousands, except per share       ____________________________________________________________________________________________
 data)
Income from real estate operations         $    5,110         $    4,932        $    5,402         $    2,070          $       --
Dividend and interest income                      906                939               710                 45                  --
Gain (loss) on property sales                     (16)             1,493             1,541                 --                  --
Net interest income after
 provision for estimated loan
 losses                                            --                 --                --                 --              36,101

Gain on sale of loans, net                         --                 --                --                 --                 194
Gain on sale of mortgage-back
 securities                                        --                 --                --                 --               1,342
(Losses) on sales of
 investment securities                             --                 --                --                 --                 (54)
Consulting income from shareholder                240                169               120                 --                  --
Other income (expense)                             --                 --                --                 --             (35,870)
Administrative charge from Fidelity                --                 --                --               (916)                 --
Gain (Loss) of and Write-down of
 investment in Fidelity (6)                        --              4,000               (41)          (171,964)                 --

Operating expenses                             (4,665)            (5,107)           (6,334)            (4,060)           (105,341)
                                           ----------         ----------        ----------         ----------          ----------
Earnings (loss) before income taxes             1,575              6,426             1,398           (174,825)           (103,628)
Income tax expense (benefit)                       45                 --                --                 --             (36,467)
                                           ----------         ----------        ----------         ----------          ----------
Net earnings (loss)                        $    1,530         $    6,426        $    1,398         $ (174,825)         $  (67,161)
                                           ==========         ==========        ==========         ==========          ==========
Net earnings (loss) available to
 common stockholders                       $    1,530         $    6,268        $    1,240         $ (174,842)         $  (67,161)
                                           ==========         ==========        ==========         ==========          ==========

Basic earnings (loss) per share            $     0.24         $     1.04        $     0.20         $   (26.45)         $   (11.56)

Diluted earnings (loss) per share          $     0.24         $     0.80        $     0.16         $   (26.45)         $   (11.56)


Basic Average common shares(1)(2)           6,487,458          6,003,924         6,191,864          6,610,280           5,809,570
Diluted Average common shares(5)            6,496,142          8,050,708         8,616,613          6,610,280           5,809,570

Balance Sheet Data:
  Total assets                             $   28,860         $   30,292        $   39,815         $   39,912          $4,389,519
  Cash                                          4,364              6,356            16,291              4,805             238,220
  Total loans, net                                 --                 --                --                 --           3,713,383
  Deposits                                         --                 --                --                 --           3,368,643
  Borrowings                                    9,395             10,303            16,186             14,846             734,230
  Subordinated notes                               --                 --                --                 --              60,000
  Stockholders' equity                         18,054             17,724            17,720             17,838             187,403
  Cash dividends declared on                       --
     Preferred Stock                               --                232               101                 --                  --
  Stock Dividend                                1,200                 --                --                 --                  --


                                                          YEAR ENDED
                                                       DECEMBER 31, 1993
                                                     --------------------
Other Data
     Real estate loans funded                             $422,355
     Average interest rate on new loans                       6.75%
     Loans sold                                           $137,870
     Nonperforming assets to total assets                     5.37%
     Number of deposit accounts                           $241,093
     Interest rate margin at end of period (3)                2.19%
     Interest rate margin for the period (3)                  2.28%
     Retail branch offices (4)                                  42

(1) Net of treasury shares, where applicable.
(2) 1993 data includes 3,297,812 shares issued in March 1993 in connection with a stock rights offering, which produced net proceeds to the Company of $31.4 million.
(3) Excluding the writedowns of core deposit intangibles of $5.2 million, interest rate margins at and for the year ended December 31, 1993, would have been 2.32% and 2.39%.
(4) All retail branches were located in Southern California.
(5) The 1996 and 1995 data includes the effect of shares assumed to be issued on the conversion of the then outstanding 3% Cumulative Voting Convertible Preferred Stock amounting to 2,046,784 and 2,430,323 common shares, respectively.
(6) The 1996 gain resulted from a non-recurring recognition of previously deferred proceeds from the bulk sale of loans and properties by the Company's previously owned subsidiary, Fidelity.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Citadel Holding Corporation, a Delaware corporation ("Citadel" and collectively with its wholly owned subsidiaries, the "Company") has been engaged in the ownership and management of its real estate interests and in the offering of various real estate consulting services to its affiliates. As a consequence of the real estate advisory and consulting services provided on a fee basis to its shareholder affiliate, Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading"), the Company has gained familiarity with the cinema exhibition industry and the operations and prospects of Reading and in October 1996 invested $7 million to acquire 70,000 shares of Series A Cumulative Convertible Preferred Stock and the Asset Put Option described below.

    On December 31, 1997, the Company acquired, through its interest in three general partnerships (the "Agricultural Partnerships"), a 40% interest in approximately 1,580 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch (the "Property"). The other two partners in the Partnerships are Visalia LLC (a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, and owned by Mr. Cotter and certain members of his family) which has a 20% interest and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. Prior to the acquisition, Big 4 Ranch, Inc., was a wholly owned subsidiary of the Company. Immediately prior to the acquisition, the Company capitalized Big 4 Ranch, Inc., with a cash capital contribution of $1.2 million and then distributed 100% of the share of Big 4 Ranch, Inc., to the shareholders of record of the Company's common stock as of the close of business on December 23, 1997, as a spin-off dividend. The Company accounts for its 40% investment in the Agricultural Partnerships utilizing the equity method of accounting. As the acquisition did not occur until December 31, 1997; there was no impact in the results of operations for the year ended December 31, 1997. See
Note 5.

    On October 15, 1996, the Company contributed cash in the amount of $7 million to Reading in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and the Asset Put Option. Craig contributed assets in exchange for 2,476,190 shares of Reading Common Stock and 550,000 shares of Reading Series B Voting Cumulative Convertible Preferred Stock. The assets transferred by Craig consisted of 693,650 shares of Series B Preferred Stock of Stater Bros. Holdings Inc., Craig's 50% membership interest in Reading International Cinemas LLC, and 1,329,114 shares of the Company's Preferred stock (such securities together with all successor Securities being referred to as the "Preferred Stock"). Upon consummation of the transaction, Craig and the Company held in the aggregate approximately 82.4% of the voting power of Reading, with Craig's holdings representing approximately 77.4% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power. See footnote 4 of the Notes to Consolidated Financial Statements for more detailed information concerning the provisions of the Exchange Agreement.

    On December 20, 1996, Citadel redeemed the Preferred Stock from Reading pursuant to the exercise of certain redemption rights, at a redemption price amounting to approximately $6.19 million. As a consequence of the Preferred Stock redemption, Reading's ownership of Citadel decreased to an approximately 26% common stock holding.

    The Asset Put Option is exercisable any time after October 15, 1996 through a date thirty days after Reading's Form 10-K is filed with respect to its year ended December 31, 1999, and gives the Company the right to exchange, for shares of Reading Common Stock, all or substantially all of the Company's assets, as defined, together with any debt encumbering such assets (the "Asset Put"). In exchange for up to $20 million in aggregate appraised value of the Company's assets on the exercise of the Asset Put Option, Reading is obligated to deliver to the Company that number of shares of Reading Common Stock determined by dividing the value of the Company's assets by $12.25 per share. The closing price of Reading Stock at December 31, 1997, was $12.75 per share. If the appraised value of the Company's assets is in excess of $20 million, Reading is obligated to pay for the excess by issuing Common Stock at the then fair market value, up to a maximum of $30 million of assets. If the average trading price of Reading Common Stock exceeds 130% of the then applicable exchange price for more than 60 days, then the exchange price will thereafter be the fair market of the Reading Common Stock from time to time, unless the Company exercises the Asset Put within 120 days of receipt of notice from Reading of the occurrence of such average trading price over such 60 day period.

    The Reading Investment Transaction provided the Company an opportunity to make an initial investment in the Beyond-the-Home segment of the entertainment industry, and the ability, thereafter, to review the implementation by Reading of its business plan and, if it approves of the progress made by Reading, to make a further investment in this industry through the exercise of its Asset Put Option to exchange all or substantially all of its assets for Reading Common Stock. The Company has the right to require Reading to redeem the securities issued to it in the Reading Investment Transaction after five years or sooner if Reading fails to pay dividends on such securities for four quarters.

    Reading is a publicly traded company whose shares are listed on the NASDAQ. Through its majority owned subsidiaries, REI is in the business of developing and operating multi-plex cinemas in the United States, Puerto Rico and Australia and of developing, and eventually operating, entertainment centers in Australia. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the United States (the "US Circuit"); through Reading Cinemas of Puerto Rico, Inc., a wholly owned subsidiary, under the CineVista name of Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); and through Reading Australia Pty, Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit"). The Company's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name.

RESULTS OF OPERATIONS
---------------------

    Due to the nature of the Company's business activities the Company's historical revenues have and future revenues will vary significantly reflecting the results of real estate sales and the acquisition of the Preferred Stock and Agriculture Partnership, of its previously owned subsidiary, Fidelity. In addition, rental income and earnings may vary significantly depending upon the

PAGE>

properties owned by the Company during the periods being reported. Accordingly, year to year comparisons of operating results will not be indicative of future financial results.

YEAR ENDED DECEMBER 31, 1997 ("FISCAL 1997") AND 1996 ("FISCAL 1996) VERSUS YEAR
--------------------------------------------------------------------------------
ENDED DECEMBER 31, 1995 ("FISCAL 1995")
---------------------------------------

    The Company's net earnings amounted to approximately $1,530,000, $6,426,000 and a $1,398,000 for Fiscal 1997, 1996 and 1995, respectively. Net earnings available to common stockholders reflects net earnings, less any preferred stock dividends earned prior to the preferred stock redemption in December 1996, and amounted to $1,530,000, $6,268,000 and $1,240,000 for Fiscal 1997, 1996 and
1995, respectively. Included in the net earnings for Fiscal 1997 is approximately $820,000 of income from shareholder affiliates including the receipt of interest income, dividends earned on its Investment in Reading and consulting fees as compared to $264,000 and $120,000 in Fiscal 1996 and 1995. Fiscal 1996 earnings includes approximately $1,493,000 from the sale of an apartment property and an undeveloped parcel of land and non-recurring income amounting to $4,000,000 resulting from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans and properties by Citadel's previously owned subsidiary, Fidelity Federal Bank ("Fidelity"). At the time of the bulk sale in 1994 by Fidelity, Citadel agreed to indemnify Fidelity, up to $4,000,000, with respect to certain losses that might be incurred by Fidelity in the event of a breach by Fidelity of certain representations made to the purchaser of such loans and properties. During 1996, Fidelity reached a settlement with the purchaser regarding such bulk sale claims and released Citadel from the indemnity. Included in the 1995 Fiscal Year net earnings is approximately $1,541,000 from the sale of two rental properties.

    Rental income amounted to approximately $5,110,000 in Fiscal 1997, $4,932,000 in Fiscal 1996 and $5,402,000 in Fiscal 1995. The fluctuations between the years are principally due to a reduction in the number of rental properties owned by the Company between the periods offset by increased revenues from the properties remaining. The Company has disposed of three multi-family residential properties, (one in each of 1995, 1996 and January 1997), one office building (1995) and certain open land (1996) during the last 3 years.

    An apartment building (the "Veselich Building") was sold in May 1996, resulting in a reduction of rental income amounting to approximately $1 million as compared to Fiscal 1995. Such decrease was partially offset by an increase in rental income amounting to approximately $270,000 resulting, in part, from the two-year lease renewal of approximately 56% of the Arboleda property at increased rates and an increase in rental income amounting to approximately $300,000 resulting from an entire years ownership of the Glendale property (purchased in May 1995). As of December 31, 1997, rental properties consisted of two office buildings located in Glendale, California and Phoenix, Arizona (purchased in August 1994). The Glendale property is leased to Disney Enterprises, Inc. and Fidelity Federal Bank, and American Express leases approximately 56% of the Phoenix Building. Rental income from these lessees amounted to approximately $3,845,000 in Fiscal 1997 or approximately 76% of rental revenue.

    In Fiscal 1996, the Company entered into a ten year lease with Disney for all six floors of the Glendale Building, excluding the ground floor, which is leased to Fidelity. The rental rate for the first five years of the Disney lease term began February 1, 1997 and is approximately $148,000 per month for the first five years and approximately $164,000 per month for the remaining five year term (in each case excluding parking). Disney has the option to renew the lease for two consecutive five year periods. The lease provides that the Company will contribute towards tenant improvements and common area upgrades approximately $2.3 million of which the Company has expended approximately $400,000. In addition, the Company incurred costs for other building upgrades, governmental compliance, commissions and legal fees prior to the commencement of lease payments by Disney of approximately $1.2 million. The commissions, legal fees and reimbursement to Fidelity, totaling approximately $1,326,000 are included in the Balance Sheet at December 31, 1997 as "Capitalized leasing costs" and are being amortized over the 10 year term of the lease.

    Real estate operating costs decreased to $2,090,000 in Fiscal 1997 as compared to $2,481,000 in Fiscal 1996 and $2,660,000 in Fiscal 1995. The Fiscal 1997 decrease is principally a result of the sale of two apartment buildings which the Company owned during the most of which Fiscal 1996, offset by an increase of the two remaining commercial properties of approximately $190,000. The Fiscal 1996 decrease was principally a result of the sale of an apartment building, partially offset by costs associated with operating the Glendale Building purchased in May 1995.

    Interest income amounted to $326,000 in Fiscal 1997, $939,000 in Fiscal 1996 and $710,000 in Fiscal 1995. The decrease in Fiscal 1997 as compared to Fiscal 1996 and 1995 was due to higher investable fund balances during most of 1996. Cash balances decreased in October 1996 as a result of the Company's $7 million investment in Reading and again in December 1996 as a result of the Company's $6.19 million redemption of its Series B Preferred Stock.

    Dividends from investment in Reading in Fiscal 1997 amounted to $455,000 as compared to $95,000 in Fiscal 1996, reflecting a full years dividend earned pursuant to the terms of the REI Preferred Stock. The REI Preferred Stock was issued in October 1996 and bears a cumulative dividend of 6.5%, payable quarterly. The REI Preferred Stock is convertible any time after April 15, 1998 into common shares of REI as a conversion price of $11.50 per share.

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's common stock at an exercise price of $3.00 per share or $1.998 million. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1.998 million, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note, in the amount of $1.998 million, is included in the Balance Sheet as a contra equity account under the caption "Note receivable from shareholder". Interest is payable quarterly in arrears at the prime rate (amounting to 8.5%) computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium. Included in the Statement of Operations for the year ended December 31, 1997 as "Interest income from shareholder" is approximately $125,000 earned pursuant to the Craig Secured Note.

    Interest expense amounted to $1,009,000 in Fiscal 1997, $1,317,000 in Fiscal 1996 as compared to $1,327,000 in Fiscal 1995. The $308,000 decrease in Fiscal 1997 as compared to Fiscal 1996 was principally a result of the payoff of a mortgage amounting to approximately $755,000 upon the sale of a property in January 1997. The comparability Fiscal 1996 and 1995 interest expense is a result of the time periods mortgage loans were outstanding during each of the two fiscal years. The Company obtained two mortgages aggregating approximately $6.1 million in the second quarter of 1995. In May 1996, the Company upon the sale of a rental property for approximately $8.941 million, net of expenses, repaid a mortgage loan on said property amounting to approximately $5.7 million. Accordingly, outstanding mortgages decreased approximately $5,882,000 between December 31, 1996 and December 31, 1995. The interest rate on the remaining outstanding loans approximated 10.22% at December 31, 1997.

    General and administrative expenses amounted to $1,175,000 in Fiscal 1997, $914,000 in Fiscal 1996 and $1,927,000 in Fiscal 1995. The increase in Fiscal 1997 as compared to Fiscal 1996 is a result of accounting, printing, and consulting expenses relating to the stock distribution of Big 4 Ranch, Inc. and the acquisition of the Agricultural Partnerships and increased salaries and bonuses. The $880,000 decrease reflected in Fiscal 1996 as compared to Fiscal 1995 is primarily attributable to (i) a $290,000 reduction in outside legal and professional expenses, (ii) a decrease in directors fees of approximately $250,000 in the Fiscal 1996, (iii) an $89,000 insurance reimbursement of legal costs and (iv) the non-recurrence of approximately $250,000 of costs incurred in Fiscal 1995 associated with a parcel of land which was sold in Fiscal 1996.

BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY OF THE COMPANY
-------------------------------------------------------------

Fiscal 1997
-----------

    Fiscal 1997 cash and cash equivalent decreased by approximately $1,992,000 from $6,356,000 at December 31, 1996 to $4,364,000 at December 31, 1997. Net
cash provided by operating activities amount to $1,688,000, net cash used in investing activities amount to $741,000 and net cash used in financing activities amounted to $2,939,000. The principal uses of funds included (i) the Company's 40% equity investment in the Big 4 Agricultural Properties (ii) the Company loan of $831,000 to the Agricultural Partnerships (iii) the $1,200,000 capitalization of Big 4 Ranch, Inc., prior to the Company's dividend of Big 4 Ranch, Inc. to its common shareholders, (iv) leasehold improvements amounting to $708,000 and (v) repayments of mortgage loans amounting to $908,000. Principal sources of funds included approximately $1,128,000 received upon the sale of a rental property.

    The Company expects that its sources of funds in the near term will include
(i) cash on hand and related interest income, (ii) cash flow from the operations of its two real estate properties, (iii) consulting fee income from Reading and
(v) a quarterly preferred stock dividend from Reading amounting to approximately $455,000 annually. The Company does not expect to receive cash flow from its investments in the Agricultural Partnerships in the near term.

    In the short-term, uses of funds are expected to include (i) funding of the Glendale Building leasehold improvements and building upgrades required under the terms of the Disney lease amounting to approximately $1.9 million, (ii) operating expenses, and (iii) debt service pursuant to the property mortgages. As part of the Big 4 Ranch Inc. spin off, the Company agreed to provide a $200,000 line of credit to that Company. In addition, the Company has provided an agricultural line of credit to the Agricultural Partnerships of $1,200,000. As of March 20, 1998 no additional monies other than the initial $831,000 drawdown have been borrowed, however, the Company expects to receive additional requests for borrowings of the total committed credit lines.

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

Fiscal 1996
-----------

    Fiscal 1996 cash and cash equivalents decreased by approximately $9,935,000 from $16,291,000 at December 31, 1995 to $6,356,000 at December 31, 1996. Net
cash provided by investing activities for the year ended December 31, 1996 amounted to $1,460,000 and net cash used in financing activities amounted to approximately $12,305,000. The principal sources of liquid funds in Fiscal 1996 was from the sale of properties amounting to $9,361,000. The principal uses of liquid funds in 1996 included (i) a $7 million investment in its shareholder, Reading, (ii) a $5,883,000 repayment of mortgage loans including $5,690,000 repaid as a result of a rental property sale in May 1996, (iii) the Company's redemption of its Preferred Stock in the amount of $6,190,000, (iv) improvements to rental properties amounting to $504,000 and (v) the payment of preferred stock dividends amounting to $232,000.

Fiscal 1995
-----------

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

    The Company has determined that it will not need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also does not believe that the failure of any third party suppliers or other parties to remediate year 2000 issues could have a material impact upon the Company's operations.

FORWARD-LOOKING STATEMENTS

    From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "expects, "will continue," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
    The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases and permits for new multiplex locations, construction risks and delays, the lack of strong film product, the impact of competition, market and other risks associated with the Company's investment activities and other factors described herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX                                                                            PAGE
-----                                                                            ----

Independent Auditors Report.....................................................   20

Consolidated Balance Sheets
  Three Years Ended December 31, 1997 and 1996..................................   21

Consolidated Statements of Operations
  Three Years Ended December 31, 1997...........................................   22

Consolidated Statements of Stockholders' Equity
  Three Years Ended December 31, 1997...........................................   23

Consolidated Statements of Cash Flows
  Three Years Ended December 31, 1997, 1996 and 1995............................   24

Notes to Consolidated Financial Statements......................................   25

Financial Statement Schedule - III - Real Estate and Accumulated Depreciation...   37

                          INDEPENDENT AUDITORS REPORT



The Board of Directors
Citadel Holding Corporation


We have audited the accompanying consolidated balance sheets of Citadel Holding Corporation and subsidiaries (the "Corporation") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Citadel Holding Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



Los Angeles, California
March 20, 1998

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,
                                                                   1997           1996
                                                                ---------      ---------
ASSETS
------
Cash and cash equivalents                                        $  4,364      $  6,356
Properties held for sale                                               --         1,145
Rental properties, less accumulated depreciation                   13,652        13,288
Investment in shareholder affiliate                                 7,000         7,000
Equity investment in Agriculture Partnerships                       1,129            --
Note Receivable from Agriculture Partnerships                         831            --
Capitalized leasing costs                                           1,384         1,576
Other receivables                                                      94           311
Other assets                                                          406           616
                                                                 --------      --------

Total assets                                                     $ 28,860      $ 30,292
                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
Security deposits payable                                        $     90      $     76
Accounts payable and accrued liabilities                            1,009         2,025
Deferred rental revenue                                               312           164
Mortgage notes payable                                              9,395        10,303
                                                                 --------      --------
Total liabilities                                                  10,806        12,568
                                                                 --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Serial preferred stock, par value $.01, 5,000,000
 shares authorized, 3% Cumulative Voting Convertible,
 none outstanding                                                      --            --
Serial preferred stock, par value $.01, 5,000,000
 shares authorized, 3% Cumulative Voting Convertible,
 none outstanding                                                      --            --
Common stock, par value $.01, 20,000,000 shares
 authorized, 6,669,924 shares issued and outstanding                   67            67
Additional paid-in capital                                         59,603        59,020
(Accumulated deficit)                                             (39,618)      (39,948)
Note receivable from shareholder upon common stock
 issuance                                                          (1,998)           --
Cost of treasury shares, 666,000 shares as of 1996                     --        (1,415)
                                                                 --------      --------
   Total stockholders' equity                                      18,054        17,724
                                                                 --------      --------

Total liabilities and stockholders' equity                       $ 28,860      $ 30,292
                                                                 ========      ========

          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEAR ENDED DECEMBER 31,
                                                              1997               1996              1995
                                                        ----------------   ----------------   ---------------
Revenues:

  Rental income                                                  $5,110              $4,932           $5,402
  Interest income                                                   326                 844              710
                                                                 ------              ------           ------
                                                                  5,436               5,776            6,112

  Real estate operating expenses                                  2,090               2,481            2,660
  Depreciation and amortization                                     391                 395              420
  Interest expense                                                1,009               1,317            1,327
  General and administrative expenses                             1,175                 914            1,927
                                                                 ------              ------           ------
  Total expenses                                                  4,665               5,107            6,334

Gain (loss) on sale of properties                                   (16)              1,493            1,541

Dividends from investment in Reading                                455                  95               --
Consulting fees from shareholder                                    240                 169              120
Interest income from shareholder                                    125                  --               --

Gain (loss) of and Write-down of Investment in Fidelity              --               4,000              (41)
                                                                 ------              ------           ------

Earnings before taxes                                             1,575               6,426            1,398
Income tax expense                                                   45                  --               --
                                                                 ------              ------           ------

Net earnings                                                     $1,530              $6,426           $1,398

Less: Preferred stock dividends                                      --                (158)            (158)
                                                                 ------              ------           ------
Net earnings available to common stockholder                     $1,530              $6,268           $1,240
                                                                 ======              ======           ======
Basic earnings per share                                         $ 0.24              $ 1.04           $ 0.20
                                                                 ------              ------           ------
Diluted earnings per share                                       $ 0.24              $ 0.80           $ 0.16
                                                                 ------              ------           ------

         See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1997
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)



                                                                                               NOTE
                                                                                             RECEIVABLE                 TOTAL
                         PREFERRED STOCK        COMMON STOCK       ADDITIONAL                  FROM       TREASURY      STOCK-
                       -------------------   ------------------     PAID-IN      ACCUMULATED   STOCK-      STOCK, AT   HOLDERS'
                        SHARES   PAR VALUE   SHARES   PAR VALUE     CAPITAL      DEFICIT       HOLDER        COST       EQUITY
                       -------------------            ---------    ----------                ----------    ---------   --------
                       ________________________________________________________________________________________________________
Balance at
 January 1, 1995         1,329   $   13       6,670       $67         $65,298       $(47,540)       --      $    --     $17,838

Asset exchange for
 666,000 shares of
 common stock                                                                                                (1,415)     (1,415)



Preferred stock
 dividends                                                               (101)                                             (101)


Net earnings                                                                           1,398                              1,398
                       _______   _______    _______   _______         _______        _______     _______    _______     _______
Balance at
 December 31, 1995       1,329        13      6,670        67          65,197        (46,142)         --     (1,415)     17,720

Redemption of
 Preferred stock        (1,329)      (13)                              (6,177)                                           (6,190)


Net earnings                                                                           6,426                              6,426

Preferred stock
 dividends                                                                              (232)                              (232)

                       _______   _______    _______   _______         _______        _______     _______    _______     _______
Balance at
 December 31, 1996          --        --      6,670        67          59,020        (39,948)         --     (1,415)     17,724

Net earnings                                                                           1,530                              1,530

Dividend of Big 4                                                                     (1,200)                            (1,200)
 Ranch, Inc.

Issuance of
 treasury stock for                                                       583                     (1,998)     1,415          --
 note
                       _______   _______    _______   _______         _______       ________     _______    _______     _______

Balance at
 December 31, 1997          --   $    --      6,670       $67          $59,603      $(39,618)    $(1,998)   $    --     $18,054
                       =======   =======    =======   =======          =======      ========     =======    =======     =======


          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        1997               1996               1995
                                                                  ----------------   -----------------   ---------------
OPERATING ACTIVITIES
Net earnings                                                              $ 1,530            $  6,426           $ 1,398
 Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
   (Gain) loss from investment in Fidelity                                     --              (4,000)               41
   Depreciation and amortization                                              345                 395               420
   Loss (Gain) on sale of rental property                                      16              (1,493)           (1,541)
   Amortization of lease costs                                                224                  24                15
   Amortization of capitalized deferred loan costs                             46                  88                58
   Decrease (increase) in other receivables                                   217                 137               382
   Decrease (increase) in other assets                                        164                (153)             (231)
   Increase (decrease) in security deposits payable                            14                (177)               26
   Increase in deferred rent                                                  148                 164                --
   Decrease in accrued liabilities                                         (1,016)               (501)           (1,345)
                                                                          -------            --------           -------
Net cash provided by (used in) operating activities                         1,688                 910              (777)
INVESTING ACTIVITIES
 Proceeds from sale of Fidelity stock                                          --                  --            11,938
 Purchase of Reading Entertainment, Inc. securities                            --              (7,000)               --
 Purchase of Big 4 Partnerships                                            (1,129)                 --                --
 Proceeds from sale of properties                                           1,128               9,361             8,837
 Payment of capitalized leasing costs                                         (32)               (397)               --
 Purchase of and additions to real estate                                    (708)               (504)           (9,610)
                                                                          -------            --------           -------
Net cash (used in) provided by investing activities                          (741)              1,460            11,165
FINANCING ACTIVITIES
 Redemption of Preferred Stock from shareholder affiliate                      --              (6,190)               --
 Proceeds from long-term mortgage borrowings                                   --                  --             6,104
 Repayments of mortgage notes payable                                        (908)             (5,883)           (3,814)
 Short-term borrowing of Big 4                                               (831)                 --                --
 Dividend of Big 4 Ranch, Inc.                                             (1,200)                 --                --
 Repayment of borrowings from affiliates                                                           --              (950)
 Preferred stock dividends paid                                                --                (232)             (101)
 Capitalized financing costs                                                   --                  --              (141)
                                                                          -------            --------           -------
Net cash (used in) provided by financing activities                        (2,939)            (12,305)            1,098
Net (decrease) increase in cash and cash equivalents                       (1,992)             (9,935)           11,486
Cash and cash equivalents at beginning of year                              6,356              16,291             4,805
                                                                          -------            --------           -------
Cash and cash equivalents at end of year                                  $ 4,364            $  6,356           $16,291
                                                                          =======            ========           =======
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Interest on mortgages and line of credit                                $    --            $  1,269           $ 1,292
 Noncash transactions:
  Common stock issued in exchange for secured note payable                  1,998                  --                --
  Common stock received in exchange for Fidelity stock                         --                  --             1,415
  Additions to real estate owned (other assets) through
   foreclosure                                                                 --                  --               400

         See accompanying  notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
--------------------------------------------------------------

The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and its consolidated subsidiaries (collectively the
"Company").   All significant intercompany balances and transactions have been eliminated in consolidation.

On December 31, 1997, the Company acquired, through its interest in three general partnerships (the Agricultural "Partnerships"), a 40% interest in approximately 1,580 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch (the "Property"). The other two partners in the Partnerships are Visalia LLC (a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, and owned by Mr. Cotter and certain members of his family) which has a 20% interest and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. Prior to the acquisition, Big 4 Ranch, Inc., was a wholly owned subsidiary of the Company. Immediately prior to the acquisition, the Company capitalized Big 4 Ranch, Inc., with a cash capital contribution of $1.2 million and then distributed 100% of the share of Big 4 Ranch, Inc., to the shareholders of record of the Company's common stock as of the close of business on December 23, 1997, as a spin-off dividend. The Company accounts for its 40% investment in the Partnership utilizing the equity method of accounting. As the acquisition did not occur until December 31, 1997, there was no impact on the results of operations for the year ended December 31, 1997. See Note 5.

On October 15, 1996, the Company consummated an exchange transaction with its shareholder affiliates, Craig Corporation ("Craig") and Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries "Reading"). Pursuant to the terms of the exchange, the Company contributed cash in the amount of $7 million to Reading in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and an option to transfer all or substantially all (subject to certain limitations) of its assets to Reading for Reading Common Stock (the "Asset Put Option"). See Note 4. The Company accounts for its investment in Reading at cost.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 1997 and 1996 is approximately $3.75 million and $5.75 million, respectively, which is being held in institutional money market mutual funds.

Depreciation and Amortization
-----------------------------

Depreciation and amortization is generally provided using the straight-line method over the estimated useful lives of the assets which range from 10 to 39 years. Leasehold improvements are amortized over the lives of respective leases or the useful lives of the improvements, whichever is shorter.

Deferred Financing Costs
------------------------

Costs incurred in connection with obtaining financing are amortized over the terms of the respective loans on a straight line basis.

Capitalized Leasing Costs
-------------------------

Commissions and other costs incurred in connection with obtaining leases are amortized over the terms of the respective leases on a straight line basis.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Basic Earnings per Share Data
-----------------------------

The Company retroactively adopted Statement of Financial Accounting Standards Earnings ("SFAS") No. 128, "Earnings Per Share" is 1997. SFAS No. 128 requires companies to present basic earnings per share ("EPS") and Diluted earnings per share rather than primary and fully diluted EPS which was previously required. Basic earnings per share is based on 6,487,458, 6,003,924 and 6,191,864, the weighted average number of shares outstanding during 1997, 1996 and 1995, respectively. Diluted earnings per share is based on 6,496,142, 8,050,708, and 8,616,613, the weighted average number of shares of common stock and potential common shares outstanding during the years ended December 31, 1997, 1996, and 1995, respectively. The 3% Cumulative Voting Convertible Preferred Stock and the outstanding Warrants and stock options are common stock equivalents. For 1996 and 1995, the calculation of the weighted average shares of common stock outstanding for diluted earnings per share included the effect of shares assumed to be issued on conversion of the outstanding 3% Cumulative Voting Convertible Preferred Stock during the period of time such stock was outstanding. Stock options to purchase 53,000 shares of Common Stock were outstanding during 1997 at a weighted average exercise price of $2.81 per share. The 1997 Diluted weighted average number of shares outstanding includes the effect of such stock options amounting to 8,684 shares. The Warrants and Stock options were anti-dilutive in 1996 and 1995. The number of shares assumed converted as of the beginning of the 1995 and 1996 periods being reported amounted to 2,046,784 and 2,430,223, respectively and was calculated in accordance with the Preferred Stock conversion terms described in Note 9.

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

Accounting for the Impairment of Long Lived Assets
--------------------------------------------------

The Company accounts for its long-lived assets consistent with the Statement of Accounting Standard No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" which requires other provisions, the evaluation of the impairment of long lived assets, certain intangible assets and costs in excess of net assets related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

Reclassifications
-----------------

Certain amounts have been reclassified in the 1996 and 1995 financial statements to conform to the 1997 financial statement presentation.

NOTE 3 - RENTAL PROPERTIES AND PROPERTIES HELD FOR SALE
-------------------------------------------------------

The Company's rental properties and properties held for sale at December 31, 1997 and 1996 consisted of the following:

                                                                      1997                1996
                                                               -------------------   --------------
                                                                          (IN THOUSANDS)
                                                              --------------------------------------
RENTAL PROPERTIES:
  Land                                                                    $ 4,439          $ 4,439
  Building and improvements                                                10,096            9,388
                                                                          -------          -------
     Total                                                                 14,535           13,827
  Less accumulated depreciation                                              (883)            (539)
                                                                          -------          -------
Rental properties, net                                                    $13,652          $13,288
                                                                          =======          =======
PROPERTIES HELD FOR SALE:
  Apartment building                                                                       $ 1,230
  Accumulated depreciation                                                                     (85)
                                                                                           -------
     Net                                                                                   $ 1,145
                                                                                           =======

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 1997 and 1996 rental properties consisted of two office buildings located in Glendale, California and Phoenix, Arizona. The Phoenix Building was purchased from Fidelity in August 1994 for $6.4 million. The Company purchased the Glendale Building for $7.12 million in May 1995 from Fidelity. In connection with the Glendale Building the Company obtained a $5.34 million five year mortgage from Fidelity Federal Bank ("Fidelity"), which amortizes on a twenty year basis with interest payable monthly at the 30 day LIBOR rate plus 4.5%. The Company paid Fidelity a loan fee of 1% plus normal closing costs. In January 1997, the property held for sale at December 31, 1996 was sold resulting in a loss of approximately $16,000.

In May 1996, the Company sold an apartment rental property, for approximately $8.94 million, net of expenses resulting in a gain of approximately $1.473 million. Concurrent with the sale, the Company paid off the related mortgage note payable amounting to approximately $5.7 million. In addition, in August 1996, the Company sold an undeveloped parcel of land for a price, net of expenses, which resulted in a gain of approximately $20,000.

During 1995, the Company sold an apartment building for approximately $5.9 million, net of expenses resulting in a gain of approximately $981,000 and sold a commercial building for a gain of approximately $560,000.

NOTE 4 - INVESTMENT IN SHAREHOLDER AFFILIATE
--------------------------------------------

On October 15, 1996, the Company contributed cash in the amount of $7 million to Reading in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and the Asset Put Option.

Craig contributed assets in exchange for 2,476,190 shares of Reading Common Stock and 550,000 shares of Reading Series B Voting Cumulative Convertible Preferred Stock. The assets transferred by Craig consisted of 693,650 shares of Series B Preferred Stock of Stater Bros. Holdings Inc., Craig's 50% membership interest in Reading International Cinemas LLC, and 1,329,114 shares of the Company's Preferred Stock. In accordance with the Exchange Agreement, Reading exchanged the Preferred Stock of the Company received from Craig in the Exchange for an equal number of shares of the Company's Series B 3% Cumulative Voting Convertible Preferred Stock (the "Series B Preferred Stock"). Such Series B Preferred Stock received by Reading in the Exchange Transaction was redeemed by the Company in December 1996 (Note 9).

As of December 31, 1997, Craig and the Company hold in the aggregate approximately 83% of the voting power of Reading, with Craig's holdings representing approximately 78% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power. At December 31, 1997, Reading holds 1,564,973 shares or approximately 23% of the Company's outstanding common stock and Craig also holds 666,000 shares (10%) of the Company's Common Stock.

The 70,000 shares of Series A Preferred Stock acquired by the Company has (i) a liquidation preference of $100 per share or $7 million ("Stated Value"), (ii) bears a cumulative dividend of 6.5%, payable quarterly and (iii) is convertible after April 15, 1998 into shares of Reading Common Stock at a conversion price of $11.50 per share. Reading may, at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108% and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001 (provided the Company has not exercised the Asset Put Option described below), or in the event of a change of control of Reading to require Reading to repurchase the shares of the Series A Preferred Stock for their aggregate Stated Value plus accumulated dividends. In addition, if Reading fails to pay dividends for four quarters, the Company has the option to require Reading to repurchase such shares at their aggregate liquidation value plus accumulated dividends. Included in the Statements of Operations for the years ended December 31, 1997 and 1996 as

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

"Dividends from Investment in Reading" is approximately $455,000 and $95,000, respectively, representing dividends earned and paid to the Company with respect to the Company's ownership of the Reading Series A Preferred Stock.

The Asset Put Option is exercisable any time prior to that date thirty days after Reading's Form 10-K is filed with respect to its year ended December 31, 1999, and gives the Company the right to exchange all or substantially all of its assets, as defined, together with any debt encumbering such assets, for shares of Reading Common Stock (the "Asset Put"). In exchange for up to $20 million in aggregate appraised value of the Company's assets on the exercise of the Asset Put Option, Reading is obligated to deliver to the Company a number of shares of Reading Common Stock determined by dividing the value of the Company's assets by $12.25 per share. If the appraised value of the Company's assets is in excess of $20 million, Reading is obligated to pay for the excess by issuing Common Stock at the then fair market value up to a maximum of $30 million of assets. If the average trading price of Reading Common Stock exceeds 130% of the then applicable exchange price for more than 60 days, then the exchange price will thereafter be the fair market of the Reading Common Stock from time to time, unless the Company exercises the Asset Put within 120 days of receipt of notice from Reading of the occurrence of such average trading price over such 60 day period. For financial reporting purposes the Company did not allocate any value to the Asset Put Option at the exchange date.

The Company has certain demand and piggy-back registration rights with respect to Reading Common Stock issuable on conversion of the Series A Voting Cumulative Convertible Preferred Stock or on exercise of the Asset Put. With respect to the Reading Investment Transaction, Reading agreed to reimburse the Company for its out of pocket costs of approximately $265,000.

Reading is a publicly traded company whose shares are listed on the NASDAQ. Through its majority owned subsidiaries, REI is in the business of developing and operating multi-plex cinemas in the United States, Puerto Rico and Australia and of developing, and eventually operating, entertainment centers in Australia. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the United States (the "US Circuit"); through Reading Cinemas of Puerto Rico, Inc., a wholly owned subsidiary under the Cinevista name of Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); and through Reading Australia Pty, Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit"). The Company's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name.

Summarized financial information of Reading as of December 31, 1997 and 1996 and the results of operations for each of the years ended December 31, 1997 and December 31, 1996 follows:

CONDENSED BALANCE SHEET:
                                           YEARS ENDED DECEMBER 31,
                                             1997            1996
                                       --------------   --------------
                                                (In thousands)

     Cash and cash equivalents              $ 92,870         $ 48,680
     Other current assets                      7,433            7,765
     Equity investment in Citadel              4,903            4,850
     Preferred stock of Stater                    --           67,978
     Property and equipment, net              40,312           21,130
     Intangible assets                        24,957           26,229
     Other assets                              7,537            5,122
                                            --------         --------

          Total Assets                      $178,012         $181,754
                                            ========         ========

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Current liabilities                                 $ 13,177    $ 13,109
  Other liabilities                                      5,344       3,595
  Minority interests                                     2,006       2,096
  Preferred Stock held by Citadel                        7,000       7,000
  Shareholders' equity                                 150,485     155,954
                                                      --------    --------

   Total Liabilities and Equity                       $178,012    $181,754
                                                      ========    ========

CONDENSED STATEMENTS OF OPERATIONS:


                                                     For the Years Ended
                                                        December 31,
                                                    1997                  1996
                                                 --------               --------
                                                       (In thousands)
Revenue:
 Theater                                         $ 26,984               $ 18,236
 Real estate                                          180                    543
                                                 --------               --------
Total revenue                                      27,164                 18,779
Theater costs                                     (21,377)               (14,452)
Depreciation and amortization                      (2,785)                (1,793)
General and administrative                         (9,737)                (7,106)
                                                 --------               --------
Loss from operations                               (6,735)                (4,572)
Equity in earnings of Citadel                         298                  1,526
Gain from Stater Stock Redemption                   2,002                     --
Interest and dividend income, net                   7,737                  4,165
Other income, net                                     916                  4,327
                                                 --------               --------
Earnings before income taxes                        4,218                  5,446
Income tax benefit (expense)                       (1,067)                 1,236
Minority interest                                    (196)                   321
                                                 --------               --------
Net income                                          2,955                  7,003
Less preferred stock dividends                     (4,309)                  (911)
                                                 --------               --------
Net (loss) income applicable to common
 stock shareholders                              $ (1,354)              $  6,092
                                                 ========               ========
Basic earnings (loss) per share                  $  (0.18)              $   1.11
                                                 ========               ========
Fully diluted earnings (loss) per share          $  (0.18)              $   1.02
                                                 ========               ========

Included in preferred stock dividends is approximately $455,000 and $95,000 paid to the Company for the years December 31, 1997 and 1996, respectively. In addition, net income for the year ended December 31, 1997 includes a non-recurring gain from the Stater Preferred Stock redemption and dividend income received prior to such redemption of approximately $6.5 million.

Included in income tax benefit for the year ended December 31, 1996 is approximately $1.8 million resulting from the recognition of previously reserved income tax assets, net of AMT tax. In addition, other income for the year ended December 31, 1996, includes legal settlements and other non-recurring income of approximately $3.4 million and $4.6 million, respectively.

NOTE 5 -  EQUITY INVESTMENT AND NOTE RECEIVABLE FROM AGRICULTURAL PARTNERSHIPS
------------------------------------------------------------------------------

       As described in Note 1, the Company acquired a 40% equity interest in the Agricultural Partnerships. Also, on December 31, 1997, the Agricultural Partnerships acquired the Big 4 Properties consisting of approximately 1,580 acres of agricultural land and related improvements, located in Kern County, California. The assets acquired included (i) approximately 560 acres of Navel oranges, 205 acres of Valencia oranges, 145 acres of lemons, 32 acres of minneolas and 600 acres of open land currently leased on a short term basis to a third party for the cultivation of annual crops (the "Open Land"), (ii) irrigation systems, (iii) water rights, (iv) frost prevention systems and (v) the fruit currently on the trees and slated for harvest in 1998. The Big 4 Properties were acquired by the Agricultural Partnerships (the "Ranch Acquisition") from Prudential Insurance Company of America ("Prudential") on an arms length basis for a purchase price of $6.75 million, plus reimbursement of certain cultural costs approximating $831,000.

      The Ranch Acquisition was financed by prorata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1.08 million), by a $4.05 million purchase money loan from Prudential, and by a crop finance loan by Citadel to the Agricultural Partnerships of approximately $.831 million. The loan by Citadel was advanced pursuant of a $1.2 million Line of Credit Agreement (the "Crop Financing") extended by the Company to the Agricultural Partnerships. Drawdowns under the Crop Financing will accrue interest at prime plus 100 basis points, payable quarterly, and are due and payable in August 1998. Thereafter, Citadel may, but will be under no obligation to, provide future crop financing on terms to be negotiated at arms length. At December 31, 1997 Citadel had advanced approximately $.831 million under the Crop Financing Line of Credit. For financial statement purposes, the note receivable is included in the Balance Sheet as Note Receivable from Agriculture Partnerships, inclusive of the 40% or $.332 million advanced upon Citadel's behalf. While under no obligation, it appears likely that Citadel will, as a practical matter, need to renew the Crop Financing in August 1998.

Prior to the Spin-off, Farming entered into a two-year farming services agreement (the "Farming Contract") with each of the Partnerships, pursuant to which it provides farm operation services for an initial term of two

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

years. In consideration of the services provided under the Farming Contract, Farming is to be paid an amount equal to 100% of its costs plus a profit factor equal to 5% of the gross agricultural receipts from the Big 4 Properties, calculated after the costs of picking, packing and hauling. Farming has entered into a contract with Cecelia Packing Corporation ("Ceceila") for certain management consulting, purchasing and bookkeeping services for an initial terms of two years at a fee of $6,000 per month plus reimbursement of certain out-of-pocket expenses. Cecelia will also pack a portion of the fruit produced by the Agricultural Partnerships. While the Company has no experience in citrus farming, Cecelia has been engaged in farm management and citrus packing and marketing for more than the past 20 years.

     The Prudential Purchase Money Loan in the amount of $4.05 million is secured by, among other things, a first priority mortgage lien on the property, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. In order to defer principal payments until January 1, 2002, the Partnerships must make capital improvements to the real property totaling $500,000 by December 31, 2000 and an additional 200,000 by December 31, 2001.
If the required capital expenditures are not made, then the Partnerships will be required to make a mandatory prepayment of principal on January 31, 2001 equal to difference between $500,000 and the amount of capital improvements made through December 31, 2000. The purchase money mortgage also imposes a prepayment penalty equal to the greater of (a) one-half of one percent of each prepayment of principal and (b) a present value calculation of the anticipated loss that the note holder will suffer as a result of such prepayment.

The following table reflects unaudited pro forma combined results of operations of the Company on the basis that the acquisition had taken place on January 1, 1995.

(THOUSANDS EXCEPT PER SHARE AMOUNT)             1997     1996     1995
---------------------------------------------   ----     ----     ----

Earnings (losses) from equity investment       $ (200)  $ (140)  $ (160)
Net Earnings                                   $1,320   $6,276   $1,228
Net Earnings Available to common shareholders  $1,320   $6,118   $1,070
Basic earnings per share                       $ 0.20   $ 1.02   $ 0.17
Dilutive earnings per share                    $ 0.20   $ 0.78   $ 0.14

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation and amortization expense based upon an estimated allocation of the purchase price, interest income from partnership loans, offset by expenses of Citadel to manage the properties. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1995, or of future results of operations of the consolidated entities.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - INVESTMENT IN FIDELITY
-------------------------------

On August 4, 1994, Citadel completed a restructuring in which, among other things, Citadel's ownership interest in its previously wholly owned subsidiary, Fidelity Federal Bank ("Fidelity"), was reduced to approximately 16% through the issuance of 4,202,243 shares of Class A and Class C common stock of Fidelity to new investors in a public offering. During Fiscal 1995, the Company sold principally all of its holdings in Fidelity.

In addition to the reduction of Citadel's interest in Fidelity, several other significant events occurred in the August 1994 Restructuring, including the execution and delivery by Citadel and Fidelity of a Stockholders' Agreement, under which Citadel agreed to reimburse Fidelity for certain losses incurred by Fidelity in either curing breached representations or repurchasing assets sold under a bulk sales agreement, subject to a $4 million aggregate limit, in the event Fidelity were to be determined to have breached certain representations made in connection with certain bulk sales of loans and properties in 1994. As a significant number of material issues were unresolved with regard to the Company's ultimate exposure with respect to the indemnity clause negotiated with Fidelity, the Company included $4 million on its Balance Sheet at December 31, 1995 as "Deferred proceeds from bulk sales agreement". During 1996, Fidelity reached a settlement with the purchaser regarding the bulk sales claims which released the Company from the indemnity given to Fidelity. Accordingly, the Company has reflected in the Statements of Operations for the year ended December 31, 1996, a non-recurring gain related to its previous investment in Fidelity, which resulted from the reversal of the $4 million deferral.

NOTE 7 - OTHER ASSETS
---------------------

Other assets are summarized as follows:

                                                                               DECEMBER 31,
                                                                           1997            1996
                                                                          ------          -------
                                                                               (IN THOUSANDS)

Deferred financing costs                                                  $ 191            $ 204
Accumulated amortization                                                    (98)             (64)
                                                                          -----            -----
 Deferred financing costs, net                                               93              140
Impounds                                                                    110              354
Prepaid expenses                                                            109              110
Unbilled rent receivable                                                     88
Other                                                                         6               12
                                                                          -----            -----
                                                                          $ 406            $ 616
                                                                          =====            =====

NOTE 8 - MORTGAGE NOTES PAYABLE
-------------------------------

Mortgage notes payable at December 31, 1997 and 1996 is as follows:

                                                                               DECEMBER 31,
                                                                           1997            1996
                                                                          ------          -------
                                                                               (IN THOUSANDS)

Notes payable to Fidelity--principal and interest paid
monthly at rates equal to LIBOR plus 4.5%, maturing
through 2001                                                              $9,395          $ 9,548

Note payable to American Savings Bank -- principal
and interest paid monthly at a rate equal to the eleventh
District cost of funds plus 2.95%, maturing
June 1, 2025                                                                  --              755
                                                                          ------          -------
                                                                          $9,395          $10,303
                                                                          ======          =======

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 1997, the 30-day LIBOR interest rate was 5.71825%.

Aggregate future principal payments as of December 31, 1997 are as follows:

       YEAR ENDING DECEMBER 31,                         (IN THOUSANDS)
                                                      -------------------
                1998                                        $  168
                1999                                           186
                2000                                         4,937
                2001                                         4,104
                                                            ------

                                                            $9,395
                                                            ======

NOTE 9 - 3% CUMULATIVE VOTING CONVERTIBLE PREFERRED STOCK
---------------------------------------------------------

On November 10, 1994, the Company issued 1,329,114 shares of 3% Cumulative Voting Convertible Preferred Stock ("Preferred Stock") at a stated value of $3.95 per share to Craig. The Preferred Stock was subsequently transferred from Craig to Reading. The price of the 1,329,114 shares issued was $5,250,000 which was paid through the conversion of existing indebtedness to Craig. The Preferred Stock carried a liquidation preference equal to its stated value and had a cumulative (noncompounded) annual dividend equal to 3% of the stated value. Each share of the Preferred Stock entitled the holder to one vote on all matters submitted to a vote of the Company's stockholders.

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

As described in Note 4, on October 15, 1996, the Company issued 1,329,114 shares of Series B 3% Cumulative Convertible Preferred Stock ("Series B Preferred Stock") to Reading in exchange for the Series A Preferred Stock. The terms of the Series B Preferred Stock were substantially identical to the terms of the Series A Preferred Stock except that (i) the Redemption Accrual Percentage was reduced from 9% to 3% after October 15, 1996 and (ii) except upon a change of control of the Company, the holders of the Series B Preferred Stock would no longer have the right to convert the Series B Preferred Stock into Company Common Stock during the one year period commencing on the fifteenth day following the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In December 1996, Reading notified the Company of its exercise of its conversion rights and Citadel redeemed the Series B Preferred from Reading for approximately $6.19 million.

Included as a reduction of stockholders' equity for the year ended December 31, 1996 and 1995 are $232,000 and $101,000, respectively, representing dividends declared and paid for the period from the date of the Preferred Stock issuance in November 1994 until the redemption of the Series B Preferred Stock in December 1996.

NOTE 10 - FUTURE MINIMUM RENT
-----------------------------

Rental income amounted to $5,110,000, $4,932,000 and $5,402,000 for each of the three years ended December 31, 1997, 1996 and 1995. Rental income for the year ended December 1997 was derived from leases on the two commercial properties held by the Company. Three leases, Disney Enterprises, Inc., Fidelity Federal Bank and American Express amounted to $3,845,000 or 76% of total rental income.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In August 1994, the Company and Fidelity entered into a ten year, full service gross lease for four of the six floors of an office building owned by the Company in Glendale, California (the "Glendale Building") for a rental rate for the first five years of the lease term of approximately $101,000 per month (including parking). On October 1, 1996, the Company and Fidelity amended the office lease for the Glendale Building resulting in (1) termination of the lease obligation for floors four through six resulting in a reduction of rent payments amounting to approximately $75,000 per month after January 31, 1997, (2) termination of Fidelity's option to purchase the Glendale Building, (3) a modification of the mortgage with Fidelity on the Glendale Building eliminating the prepayment penalty and (4) an obligation by the Company to refund to Fidelity previous rents approximating $450,000 on February 1, 1997. Concurrent with the amendment of the Fidelity lease and mortgage, the Company entered into a ten year, full service lease for all of the floors, excluding the ground floor (approximately 80,000 square feet), of the Glendale Building with Disney Enterprises, Inc. ("Disney"). The rental rate for the first five years of the Disney lease term beginning February 1, 1997 is approximately $148,000 per month (excluding parking) and approximately $164,000 (excluding parking) for the remaining five year term. Disney has the option to renew the lease for two consecutive five year periods. The lease provides that the Company contribute towards tenant improvements and common area upgrades approximately $2.3 million which the Company has expanded approximately .400 million at December 31, 1997. Commissions, legal fees and the $450,000 payment due Fidelity, totaling approximately $1.326 million are included in the Balance Sheet at December 31, 1997 and 1996 as "Capitalized leasing costs" and are being amortized over the term of the lease.

The Company has operating leases with tenants at its commercial properties that expire at various dates through 2005 and are subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally accepted accounting principles requires that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as "straight-line rents" creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed (this occurs primarily at the inception of the lease period). As the lease approaches its expiration date, billed rent will eventually calculated assumes no new or re-negotiated rents or extension periods during the life of the lease and excludes operating costs reimbursements. Future minimum rents under operating leases are summarized as follows:

                Year Ending December 31,                    (in thousands)
                ------------------------                    ---------------
                          1998                                     $ 4,772
                          1999                                       3,013
                          2000                                       2,416
                          2001                                       2,228
                          2002                                       2,326
                       Thereafter                                    8,805
                                                                   -------
                                                                   $23,560
                                                                   =======

Commencing in August 1995, the Company began renting corporate office space from its affiliate, Craig, on a month to month basis. In addition, the Company engaged Craig to provide certain administrative services. Included in general and administrative expenses in each of the years ended December 31, 1997 and 1996 is $96,000 and $45,000 for the year ended December 31, 1995 paid to Craig for such rent and services. In addition, the Company provided real estate consulting services to Reading during the years ended December 31, 1997, 1996 and 1995 for which the Company was paid approximately $240,000, $169,000 and $120,000, respectively. Such amounts are included in the Statement of Operations as "Consulting income from shareholders."

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Several legal actions and claims against the Company in the prior year were settled in 1997 with no liability to the Company.

In November 1994, a stockholder, Dillon Investors L.P. filed a lawsuit in the Court of Chancery of the State of Delaware naming as defendants the Company, its directors and Craig. On April 13, 1995, the Company, Craig and Dillon Investors and its affiliates (the "Dillon Parties") entered into settlement agreements to resolve this litigation. Under the settlement agreements, the Dillon Parties purchased from Citadel 1,295,000 shares of Class B common

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

stock of Fidelity owned by the Company in exchange for which the Company received from the Dillon Parties $2.2 million and 666,000 shares of the Company's common stock and all existing litigation among the Company, Craig and the Dillon Parties was terminated. For financial statement purposes the Company reflected the return of the Company's common stock as treasury stock in the amount of $1,415,000, or $2.125 per share.

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

NOTE 12 - COMMON STOCK
----------------------

On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's common stock at an exercise price of $3.00 per share or $1.998 million. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1.998 million, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note, in the amount of $1.998 million, is included in the Balance Sheet as a contra equity account under the caption "Note receivable from shareholder". Interest is payable quarterly in arrears at the prime rate (amounting to 8.5%) computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium. Included in the Statement of Operations for the year ended December 31, 1997 as "Interest income from shareholder" is approximately $125,000 earned purusant to the Craig Secured Note.

Pursuant to an employment agreement, the Company granted to the President stock options to purchase 33,000 shares of common stock at a price of $2.69 per share in 1995. As of December 31, 1997, the 33,000 shares were exercisable.
Effective October 1996, the Company adopted the Citadel 1996 Nonemployee Director Stock Option Plan (the "1996 Stock Option Plan") which provides that each director who is not an employee or officer of the Company will automatically be granted immediately vested options to purchase 10,000 shares of Common Stock at an exercise price that is greater or less than the fair market value, as defined, per share of Common Stock on the date of grant by an amount equal to the amount by which $3.00 per share is greater or less than the fair market value per share of Common Stock on the effective date of the 1996 Stock Option Plan. At December 31, 1997 and 1996, vested options to purchase 20,000 shares of Common Stock at an exercise price of $3.00 per share are outstanding.

NOTE 13 - INCOME TAXES
----------------------

As of December 31, 1997, the Company has for income tax purposes net operating loss carryforwards and capital loss carryforwards of approximately $2.5 million and $7.4 million, respectively. These carryforwards will expire in the years 1999 through 2004 and are subject to certain limitations. Since realization of such tax benefits is dependent on the Company's future earnings and, in part, the finalization of the Internal Revenue Service audits for the year 1992 through 1994, a full valuation reserve has been provided.

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

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reached settlement with respect to all open tax periods prior to 1991. Subsequent tax years are currently under audit by the Internal Revenue Service.

In general Citadel is responsible for all tax liabilities of Citadel and its subsidiaries (other than Fidelity and its subsidiaries) for all periods.

Deferred income taxes reflect the net tax effect of "temporary differences" between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax liabilities and assets are as follows:

                                               DECEMBER 31,
                                              1997       1996
                                            --------   --------
                                              (in thousands)
FEDERAL:
Deferred assets:
  Acquired and option properties            $ 2,070    $ 2,110
  Capital losses from sale of Fidelity        2,600      2,600
  Net operating loss carryforward               860        600
  Other                                          --        385
                                            -------    -------
Gross deferred tax assets                     5,530      5,695
Valuation allowance                          (5,530)    (5,695)
                                            -------    -------
Net Deferred tax liability                  $    --    $    --
                                            -------    =======

STATE:
Deferred tax assets:
  Acquired and option properties                560        570
  Capital losses from sale of Fidelity          690        690
  Net operating loss carryforward                --        120
                                            -------    -------
Gross deferred tax assets                     1,250      1,380
Valuation reserve                            (1,250)    (1,380)
                                            -------    -------
Net deferred tax liability                  $    --    $    --
                                            =======    =======

The provision for income taxes is different from amounts computed by applying
the U.S. statutory rate to earnings (losses) before taxes.   The reason for
these differences follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   1997      1996      1995
                                                 -------   -------   -------
                                                        (In thousands)
                                                ----------------------------
Expected tax provision                            $ 536     $ 2,185   $ 475
(Increase) reduction in taxes
 resulting from:
Realization of deferred tax asset
 from book and tax basis of acquired
 properties sold                                     --        (520)   (530)
Dividend exclusion of preferred stock
 investment                                        (109)        (23)      --
Bulk sale indemnification not taxable                --      (1,400)     --
Utilization of net operating losses                (430)       (310)     --
Losses for which no tax benefit was
 recorded                                            --          --      55
Other                                                48          68      --
                                                  -----     -------   -----
Actual tax provision                              $  45     $    --   $
                                                  =====     =======   =====

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
-----------------------------------------------------

                                                     First             Second            Third              Fourth
                                                    Quarter            Quarter          Quarter             Quarter
                                                    -------            -------          -------             -------
                                                                 (In thousands except per share amounts)
1997
Real estate income                                   $1,124             $1,271           $1,318              $1,397
Interest income                                      $   94             $  116           $  108              $  133
Loss on sale of properties                           $  (16)                --               --                  --
Dividends from Reading                               $  114             $  114           $  114              $  114
Net earnings                                         $  246             $  413           $  407              $  464
Basic net earnings per share                         $ 0.04             $ 0.06           $ 0.06              $ 0.07
Diluted earnings per share                           $ 0.04             $ 0.06           $ 0.06              $ 0.07

1996
Real estate income                                   $1,530             $1,353           $1,029              $1,020
Interest income                                      $  210             $  219           $  249              $  166
Gain on sale of properties                               --             $1,473           $   20              $   --
Gain on Fidelity                                         --             $4,000               --                  --
Dividends from Reading                                   --                 --               --              $   95
Net earnings                                         $  243             $5,541           $  197              $  445
Net earnings available to common stockholders        $  204             $5,502           $  158              $  404
Basic earnings per share                             $ 0.03             $ 0.92           $ 0.03              $ 0.07
Diluted earnings per share                           $ 0.03             $ 0.67           $ 0.02              $ 0.06

The above unaudited quarterly financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the quarterly periods presented.

Pursuant to the conversion terms of the 3% Cumulative Voting Convertible Preferred Stock, the number of shares contingently issuable while they were outstanding was dependent on the preceding 60 day average market price of the stock at the date of conversion. Diluted earnings per share reflect the number of shares contingently issuable upon the conversion of the Preferred Stock to Common Stock based upon the values calculated as of December 19, 1996 and December 31, 1995, respectively. Such shares were redeemed on December 19, 1996.

                        FINANCIAL STATEMENT SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                                   INITIAL COST               COSTS
                                            ___________________________    CAPITALIZED
                                                           BUILDING AND   SUBSEQUENT TO
                             ENCUMBRANCES       LAND       IMPROVEMENTS    ACQUISITION
                             ------------   ------------   ------------   -------------

Commercial Office Building      $4,292         $1,488         $4,507          $  377
Commercial Office Building       5,103          2,951          4,212           1,000
                                ------         ------         ------          ------
                                $9,395         $4,439         $8,719          $1,377
                                ======         ======         ======          ======


                                            DECEMBER 31, 1997                                        LIFE
                                _______________________________________________                    ON WHICH
                                                                   ACCUMULATED        DATE       DEPRECIATION
                                 LAND    BUILDING      TOTAL       DEPRECIATION     ACQUIRED      IS COMPUTED
                                ------   --------   ------------   ------------   ------------   -------------

Commercial                      $1,488    $ 4,884        $ 6,372      $  513         8/4/94           40
Commercial                       2,951      5,212          8,163         370         5/8/95           40
                                ------    -------        -------      ------
                                $4,439    $10,096        $14,535      $  883
                                ======    =======        =======      ======

(1) The properties listed above were acquired pursuant to agreements entered into between the Company and Fidelity at the time of the Restructuring. The aggregate gross cost of property held at December 31, 1997 for federal income tax purposes approximated $19,700,000.

(2) The following reconciliation reflects the aggregate rollforward activity of property held and accumulated depreciation for the three years ended December 31, 1997.

                                        GROSS      ACCUMULATED
                                        Amount    DEPRECIATION
                                       --------   -------------

Balance at January 1, 1995             $20,055           $(197)
  Depreciation expense                                    (420)
  Acquisitions                           7,163
  Improvements                             166              --
  Property received through
   foreclosure on note receivable          400
  Cost of real estate sold              (5,038)             64
                                       -------           -----
Balance at December 31, 1995            22,746            (553)
  Depreciation expense                      --            (395)
  Acquisitions                             504              --
  Cost of real estate sold              (8,193)            324
                                       -------           -----
Balance at December 31, 1996            15,057            (624)
  Depreciation expense                      --            (345)
  Acquisitions                             708              --
  Cost of real estate sold              (1,230)             86
                                       -------           -----
Balance at December 31, 1997           $14,535           $(883)
                                       =======           =====

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         DIRECTORS & EXECUTIVE OFFICERS

                                                                                                           FIRST
                                                                                                         ---------
                                                                                                           BECAME
                                                                                                          ---------
          NAME                  AGE                          CURRENT OCCUPATION                           DIRECTOR
-----------------------------   --------   -----------------------------------------------------------    ---------
James J. Cotter (1)(3)             59      Chairman of the Board of Citadel, Chairman of the                1986
                                           Board of Craig Corporation ("Craig"), and Chairman
                                           of the Board of Reading Entertainment, Inc. ("REI")

S. Craig Tompkins(3)               47      Secretary/Treasurer and Principal Accounting Officer             1993
                                           of Citadel, Vice Chairman of the Board of Citadel,
                                           President and Director of Craig, Vice Chairman of the
                                           Board of REI, and Director of G&L Realty Corp.

Ronald I. Simon (2)(3)(4)          59      Vice President/Chief Financial Officer of Western Water          1995
                                           Company; Chairman of Softnet Systems, Inc. and Director of
                                           Westcorp Investments.

Alfred Villasenor, Jr.             68      President of Unisure Insurance Services, Incorporated            1987
 (1)(2)(4)

(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Executive Committee.
(4)  Member of the Conflicts Committee.
  Set forth below is certain information concerning the principal occupation and business experience of each of the individuals named above during the past five years.

  Mr. Cotter was first elected to the Board in 1986, and resigned in 1988. He was re-elected to the Board in June 1991, named Acting Chairman of the Board of Directors of Citadel and Fidelity Federal Bank, a federal savings bank ("Fidelity") previously owned by Citadel in October 1991, and named Chairman of the Board of Citadel on June 5, 1992. Mr. Cotter is the Chairman and a director of Citadel Agricultural Inc., a wholly owned subsidiary of Citadel ("CAI"); the Chairman and a member of the Management Committee of each of the agricultural partnerships which constitute the principal assets of CAI (the "Agricultural Partnerships"); and the Chairman and a member of the Management Committee of Big 4 Farming, LLC, a 80% owned subsidiary of Citadel. From 1988 through January 1993, Mr. Cotter also served as the President and a director of Cecelia packing Corporation (a citrus grower and packer), a company wholly owned by Mr. Cotter, and is the Managing Director of Visalia LLC, which holds a 20% interest in each of the Agricultural Partnerships. Mr. Cotter has been Chairman of the Board of Craig since 1988 and a Director of that company since 1985. Since 1996, Mr. Cotter has served as a Director of REI (motion picture exhibition and real estate), which the company was formed pursuant to a reorganization of Reading Company under a Delaware holding company, effective October 1996. Since 1990 Mr. Cotter has also served as a Director of Reading Company, currently a wholly owned subsidiary of REI, and since 1991, as the Chairman of the Board of that company. Craig owns common and convertible preferred stock representing approximately 78% of the voting power of the outstanding securities of REI and the Company owns approximately 5% of the voting power of REI. Craig owns approximately 10% of the Company's outstanding common stock and Reading owns approximately 23% of such Company securities. Mr. Cotter is also the Executive Vice President and a Director of The Decurion Corporation (motion picture exhibition). Mr. Cotter began his association with The Decurion Corporation in 1969. Mr. Cotter is also a Director and Executive Vice President of Pacific Theatres, Inc., a wholly owned subsidiary of the Decurion Corporation. Mr. Cotter has been the Chief Executive Officer and a Director of Townhouse Cinemas Corporation (motion picture exhibition) since 1987. Mr. Cotter is the

General Partner of James J. Cotter, Ltd., a general partner in Hecco Ventures I, a California General Partnership and a general partner in Hecco Ventures II, a California General Partnership (Hecco I and Hecco II are involved in investment activities and are shareholders in Craig), and was a Director of Stater Bros. Holdings, Inc. (retail grocery) between 1987 and September 1997.

  Mr. Simon has been a director of the Company since June 1995. Mr. Simon is the Vice President, Chief Financial Officer of Western Water Company. In addition he is Chairman of the Board of Directors of Softnet Systems, Inc., and a director of Westcorp Investments, a wholly owned subsidiary of Westcorp Inc. Formerly, Mr. Simon was the Managing Director of the Henley Group, Inc., through March 1990, a Director of Craig Corporation from 1987-1990 and a Director of Reading Company from 1989 to 1995.

  Mr. Tompkins was a partner of Gibson Dunn & Crutcher until March 1993 when he resigned to become President of each of Craig and Reading. Mr. Tompkins has served as a Director of each of Craig and Reading Company since February 1993 and has served as a Director of REI since its formation in 1996. In February 1997, Mr. Tompkins resigned as President of REI and was made Vice Chairman of REI. Mr. Tompkins was elected to the Board of Directors of G&L Realty Corp., a New York Stock Exchange listed real estate investment trust, in December of 1993, and was elected Vice Chairman of the Board of Citadel in July of 1995 and also serves as the Secretary/Treasurer and Principal Accounting Officer for Citadel. Mr. Tompkins is also President and a Director of CAI, a member of the Management Committee of each of the Agricultural Partnerships and of Big 4 Farming LLC, and serves for administrative convenience as an Assistant Secretary of Visalia, LLC, and Big 4 Ranch, Inc. (a partner with CAI and Visalia, LLC in each of the Agricultural Partnerships).

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

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The officers of Citadel currently include Steve Wesson and S. Craig Tompkins. The Summary Compensation Table sets forth the compensation earned for the years ended December 31, 1997, 1996 and 1995 by each of the most highly compensated executive officers of the company whose compensation exceeded $100,000 in all capacities in which they served.

                                                                                  LONG TERM
                                                                                 ------------
                                                    ANNUAL COMPENSATION          COMPENSATION
                                         -------------------------------------   ------------
                                                                                  SECURITIES
                                                                                 ------------
                                                                                  UNDERLYING
                                                                                 ------------
                                                                    OTHER           STOCK
                                                               ---------------   ------------
                                                                   ANNUAL          OPTIONS       ALL OTHER
                                                               ---------------   ------------   ------------
NAME AND PRINCIPAL POSITION       YEAR    SALARY     BONUS     COMPENSATION(1)     GRANTED      COMPENSATION
-------------------------------   ----   --------   --------   ---------------   ------------   ------------
Steve Wesson                      1997   $185,000   $ 80,000        (1)               --             --
   President and Chief            1996   $175,000   $ 50,000        (1)               --             --
   Executive Officer              1995   $175,000   $100,000        (1)               --             --
Brett Marsh                       1997   $150,000   $ 30,000        (1)               --             --
   Director of Real Estate        1996   $130,000         --        (1)               --             --
                                  1995   $130,000   $ 10,000        (1)               --             --

(1) Excludes perquisites if the aggregate amount thereof is less than $50,000, or 10% of salary plus bonus, if less.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options were granted in 1997.

AGGREGATED OPTION/SAR IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                 NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                              --------------------------   -------------------------------
                                                                UNDERLYING UNEXERCISED              IN-THE-MONEY
                                                              --------------------------   -------------------------------
                                                                     OPTIONS/SARS                    OPTION/SARS
                                                              --------------------------   -------------------------------
                           SHARES ACQUIRED        VALUE             AT FY-END (#)                    AT 12/31/97
                           ----------------   -------------   --------------------------   -------------------------------
          NAME             ON EXERCISE (#)    REALIZED ($)    EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
------------------------   ----------------   -------------   --------------------------   -------------------------------
  Steve Wesson                   N/A              N/A                33,000/0                        $59,730
  Alfred Villasenor              N/A              N/A                10,000/0                        $15,000 (1)
  Ronald I. Simon                N/A              N/A                10,000/0                        $15,000 (1)

(1)   Based upon $4.50 per share.

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

COMPENSATION COMMITTEE

  The Compensation Committee was include Directors Cotter and Villasenor. It is currently Citadel's policy that directors who are executive officers and whose compensation is at issue are not involved in the discussion of, or voting on, such compensation.

  Mr. Wesson and Mr. Tompkins are the executive officers of Citadel. In accordance with Citadel's policy on executive officer compensation, Mr. Wesson and Mr. Tompkins are not involved in the discussion of, or voting on, their respective compensation. Mr. Tompkins receives no compensation for his services as an executive officer, but received director's fees for his service as Vice Chairman in the amount of $40,000 with respect to 1997.

  Other than the Chairman of the Board, directors who are not officers or employees of the Company receive, for their services as a director, an annual retainer of $15,000 plus $1,500, if serving as Committee Chairman and $800 for each meeting attended in person (or $300 in the case of a telephonic meeting). The Chairman of the Board receives $45,000 annually.

  Additionally, pursuant to the Citadel Holding Corporation 1996 Nonemployee Director Stock Option Plan effective October 1996 (the "1996 Stock Option Plan"), each director of the Company who is not an employee or officer (for purposes of the 1996 Stock Option Plan, the Chairman of the Board and the Principal Accounting Officer of Citadel are deemed officers of the Company) of the Company shall, upon becoming a member of the Board of Directors, automatically be granted immediately vested option to purchase 10,000 shares of Common Stock at an exercise price that is greater or less than the fair market value (as such term is defined in the 1996 Stock Option Plan) per share of Common Stock on the date of grant by an amount equal to the amount by which $3.00 per share is greater or less than the fair market value per share of Common Stock on the effective date of the 1996 Stock Option Plan (the "Plan Effective Date"). The non-officer directors who were incumbent on the Plan Effective Date (Messrs. Simon and Villasenor) received immediately vested options to purchase 10,000 shares of Common Stock at an exercise price of $3.00 per share. During 1997 the Company filed a Registration Statement on Form 8-K in order to register 300,000 shares of Common Stock that have been reserved for issuance under the 1996 Stock Option Plan.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports to ownership and changes in ownership with the SEC. The SEC rules also requires such reporting persons to furnish the Company with a copy of all Section 16(a) forms they file.

  Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1997, all filing requirements applicable to its reporting persons were complied with.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

  The following table sets forth the shares of Common Stock, beneficially owned as of March 20, 1998 by (i) each director and nominee, (ii) all directors and executive officers as a group, and (iii) each person known to Citadel to be the beneficial owner of more than 5% of the Common Stock. Except as noted, the indicated beneficial owner of the shares has sole voting power and sole investment power.

                                                                            COMMON STOCK
                                                ---------------------------------------------------------------------
                                                       AMOUNT AND NATURE
                                                -------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                OF BENEFICIAL OWNERSHIP               PERCENT OF CLASS(7)
---------------------------------------------   -------------------------------   -----------------------------------
James J. Cotter(1)(4)                                    2,230,473                                  33.2%

Steve Wesson(4)                                             33,000(2)                                 *

Alfred Villasenor, Jr.(4)                                   10,000(3)                                 *

S. Craig Tompkins(4)                                            --                                    --

Ronald I. Simon(4)                                          10,000(3)                                 *

Craig Corporation(1)(4)                                  2,230,473                                  33.2%

                                                                           COMMON STOCK
                                                -------------------------------------------------------------------
                                                       AMOUNT AND NATURE
                                                -------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                OF BENEFICIAL OWNERSHIP               PERCENT OF CLASS
---------------------------------------------   -------------------------------   ---------------------------------
Reading Holdings, Inc., an indirect wholly               1,564,473                            23.3%
owned subsidiary of REI (1)
 30 South Fifteenth Street, Suite 1300
 Philadelphia, PA  19102-4813

Lawndale Capital Management, Inc.,                         579,000(6)                          8.6%
 One Sansome Street, Suite 3900
 San Francisco, California 94104

Andrew E. Shapiro                                          579,000(6)                          8.6%
 One Sansome Street, Suite 3900
 San Francisco, California 94104

Diamond A Partners, L.P                                    501,000(6)                          7.5%
 One Sansome Street, Suite 3900
 San Francisco, California 94104

Diamond A Investors, L.P.                                   77,900(6)                          1.2%
 One Sansome Street, Suite 3900
 San Francisco, California 94104

Private Management Group(5)                                941,700                              14%
 20 Corporate Park, Suite 400
 Irvine, CA  92606

All directors and executive                              2,283,473                              34%
 officers as a Group (5 persons)(1)

(1) Mr. Cotter is the Chairman of Craig and REI, and a principal stockholder of Craig. Craig currently owns approximately 78% of the voting power of the outstanding capital stock of REI. Craig owns 666,000 shares of the Company's Common Stock and Reading owns 1,564,473 shares of Common Stock. These securities have been listed as beneficially owned by Mr. Cotter and Craig due to the relationships between Mr. Cotter, Craig and REI. Mr. Cotter disclaims beneficial ownership of all Citadel securities owned by Craig and/or Reading.
(2) Pursuant to the terms of his Employment Agreement, Citadel granted Mr. Wesson options to purchase 33,000 shares of Common Stock.
(3) Includes 10,000 shares of Common Stock which may be acquired through the exercise of stock options granted pursuant to the 1996 Stock Option Plan.
(4) 550 South Hope Street, Suite  1825, Los Angeles, California 90071
(5) Based upon Schedule 13-G filed February 28, 1997.
(6) According to filings made with the Securities and Exchange Commissions, includes 501,100 shares which are owned by Diamond A Partners, L.P., ("DAP") and 77,900 shares which are owned by Diamond A Investors, L.P. ("DAI") but have shared voting and dispositive power with Lawndale Capital Management,

    LLC ("LCM") and Andrew E. Shapiro. According to Amendment No. 5 to the Report on Schedule 13D filed on October 29, 1996, LCM is the investment advisor to and general partner of DAP and DAI, which are investment limited partnerships. Andrew E. Shapiro is the sole manager of LCM.
(7) Based on ownership assuming conversion of the stock options (53,000 shares).
* Represents less than one percent of the outstanding shares of Citadel Common Stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

Reading Investment Transaction

     In October 1996, Citadel and its wholly-owned subsidiary, Citadel Acquisition Corp., Inc. ("CAC"), closed a transaction with Craig, REI and Reading Company and certain affiliates thereof. Pursuant to the terms of an Exchange Agreement, CAC contributed cash in the amount of $7 million to REI in exchange for (i) 70,000 shares of Series A Preferred Stock of REI, (ii) the granting to Citadel of an option, exercisable at any time until 30 days after REI files its Annual Report on Form 10-K for the year ended December 31, 1999, to exchange all or substantially all of its assets for shares of REI Common Stock, subject to certain contractual limitations and (iii) the granting of certain demand and piggy-back registration rights with respect to REI Common Stock received on the conversion of the Series A Preferred Stock or on such asset exchange. Additionally, pursuant to the terms of such Exchange Agreement, REI issued (i) 125,098 shares of its Series B Preferred Stock and 563,210 shares of its common stock to Craig in exchange for Craig's 50% interest in a cinemas joint venture with a Reading Company affiliate and the 1,329,114 shares of Citadel Series A 3% Cumulative Voting Convertible Preferred Stock, par value $.01 per share (the "Citadel Series A Preferred Stock") owned by Craig and (ii) 424,902 shares of its Series B Preferred Stock and 1,912,980 shares of its common stock to a Craig affiliate in exchange for 693,650 shares of stock of State Bros. Holdings, Inc. Pursuant to the Exchange Agreement, REI exchanged the Citadel Series A Preferred Stock for an equal number of shares of Citadel Series B Preferred Stock. The terms of the Citadel Series A Preferred Stock were substantially identical to the Citadel Series B Preferred Stock. Citadel redeemed the Series B Preferred Stock in December 1996 for a price of approximately $16.19 million.

Transactions with Craig Corporation and Reading Entertainment, Inc.

     Commencing August 1995, Citadel began renting corporate office space from Craig on a month-to-month basis and engaged Craig to provide Citadel with certain administrative services. During Fiscal 1997, $96,000 was paid to Craig for such rent and services. In additional, Citadel provided real estate consulting services to Reading Company during Fiscal 1997, for which Citadel was paid $240,000.

Issuance of Common Stock to Craig Corporation for a Note Receivable

On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's common stock at an exercised price of $3.00 per share or $1.998 million. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1.998 million, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note, in the amount of $1.998 million, is included in the Balance Sheet as a contra equity account under the caption "Note receivable from shareholder". Interest is payable quarterly in arrears at the prime rate (amounting to 8.5%) computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the

Company's written demand for payment. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium.

Agricultural Activities


In 1997, the Company entered into a series of transactions which resulted in the acquisition by the Company of 1) a 40% equity interest in each of three general partnerships (the "Agricultural Partnerships") formed to acquire from the Prudential Insurance Company of America ("Prudential") approximately 1,580 acres of agricultural land located in the Central Valley of California (the "Big 4 Properties"), and 2) an 80% equity interest in a newly formed farm operating company, Big 4 Farming, LLC ("Farming"), created to farm the Big 4 Properties for the Agricultural Partnerships. The Big 4 Properties were acquired for a total purchase price of $6.75 million plus reimbursement of certain cultural costs through the closing (which cultural costs amounted to approximately $831,000). The acquisition was financed by a ten year purchase money mortgage loan from Prudential in the amount of $4.05 million (the "Prudential Loan") and by drawdowns in the amount of $831,000 under a $1.2 million crop finance line of credit from the Company to the partnerships (the "Crop Financing"). The Prudential Loan bears interest at 7.70%, provides for quarterly payment of interest, and provided certain levels of capital investment are achieved, calls for principal amortization payments of $200,000 per year commencing January 2002. The Crop Financing accrues interest, payable quarterly, at the rate of prime plus 100 basis points, and is all due any payable in August 1998. The balance of the funds required were provided by the partners of the Agricultural Partnerships.

Each of the Agricultural Partnerships has three partners: Citadel Agriculture, Inc., a wholly owned subsidiary of Citadel ("CAI"), which has a 40% interest in each of the partnerships; Big 4 Ranch, Inc. ("BRI"), which although formed as a wholly owned subsidiary of Citadel, was spun-off to the shareholders of Citadel following the formation of the partnerships and prior to the acquisition of the Big 4 Properties; and Visalia LLC ("Visalia"), a limited liability company controlled by James J. Cotter and owned by Mr. Cotter and certain members of his
family.  Farming is owned 80% by the Company and 20% by Visalia.   BRI was
initially capitalized with $1.2 million from Citadel and, in addition, has a three year $200,000 line of credit from Citadel, providing for interest at prime plus 200 basis points. No drawdowns have been made to date under this line of credit.

Craig and Reading, as shareholders of Citadel, received BRI shares in the spin-off in proportion to their interests in Citadel. Certain officers and directors of Craig and Reading are officers, directors or management committee members of CAI, BRI, Farming and/or the Agricultural Partnerships. Mr. James J. Cotter is the Chairman and a Director of each of Citadel, CAI, CC and REI, and is also Chairman of the management committees of Farming and of each of the Agricultural Partnerships. Mr. S. Craig Tompkins is the Vice Chairman and a Director of each of Citadel and REI, the President and a Director of CC, the Principal Accounting Officer of Citadel, the President of CAI and a member of the management committees of Farming and of each of the Agricultural Partnerships. Mr. Edward
L. Kane, a Director of REI, is the Chairman and President of BRI, and a member of the management committee of each of the Agricultural Partnerships. Mr. William Gould, a Director of CC, is also a Director of BRI. Ms. Margaret Cotter, a Director of CC and the daughter of James J. Cotter, is also the Secretary, Treasurer and Principal Accounting Officer and a Director of BRI, an owner of Visalia and the Vice President of Ceceila. As an administrative convenience, Mr. Tompkins also serves as an assistant secretary of BRI and Visalia, for which he receives no compensation.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

 (a)(1) FINANCIAL STATEMENTS

                          DESCRIPTION                               PG. NO
                          -----------                               ------
  Independent Auditors Report.......................................   20

  Consolidated Balance Sheets as of December 31, 1997 and 1996......   21

  Consolidated Statements of operations for Each of the Three
   Years in the Period Ended December 31, 1997......................   22

  Consolidated Statements of Stockholders' Equity for Each of the
   Three Years in the Period Ended December 31, 1997................   23

  Consolidated Statements of Cash Flows for Each of the Three
   Years in the Period Ended December 31, 1997......................   24

  Notes to Consolidated Financial Statements........................   25

(a)(2) FINANCIAL STATEMENT SCHEDULE

  Financial Statement Schedule III -- Real Estate and
   Accumulated Depreciation.........................................   37

(b) REPORTS ON FORM 8-K

          (i) The Company filed a Report on Form 8-K on December 31, 1997, reporting on Item 2, "Other Information."

(c) EXHIBITS (Items denoted by * represent management or compensatory contract)

EXHIBIT
NO.            DESCRIPTION
---            -----------
3.1  Certificate of Amendment of Restated Certificate of Incorporation of
     Citadel Holding Corporation, (filed as Exhibit 3.1 to the Company's Report on Form 10-K for the year-end December 31, 1994, and incorporated herein by reference).

3.2 Restated By-laws of Citadel Holding Corporation (filed as Exhibit 3.2 to the company's Form 10-K for the year ended December 31, 1988, and incorporated herein by reference)

3.3 Amendment to By-laws of Citadel Holding Corporation (filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
     1995).

3.4 Amendment to By-laws of Citadel Holding Corporation (filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

3.5  Amendment to By-laws of  Citadel Holding Corporation  (filed as Exhibit
     3.5 to the Company's Report on Form 8-K dated October 30, 1996).

4.1  Certificate of Designation of the 3% Cumulative Voting Convertible
     Preferred Stock of Citadel Holding Corporation (filed as Exhibit 3 to the
     Company's Report on Form 8-K, filed on November 14, 1994, and incorporated herein by reference)

4.2  Certificate of Designation of the Series B 3% Cumulative Voting Convertible
     Preferred Stock of Citadel Holding Corporation (filed as Exhibit 4.2 to the
     Company's Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

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

EXHIBIT
NO.            DESCRIPTION
---            -----------
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

EXHIBIT
NO.            DESCRIPTION
---            -----------
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

EXHIBIT
NO.            DESCRIPTION
---            -----------
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

10.39 Preferred Stock Purchase Agreement, dated November 10, 1994, by and between Citadel Holding Corporation and Craig Corporation, a Delaware corporation (filed as Exhibit 2 to the Company's Report on Form 8-K, filed on November 14, 1994, and incorporated herein by reference)

10.40  Conversion Deferral, Warrant and Reimbursement Agreement, dated as of
       April 11, 1995, by and between Citadel Holding Corporation and Craig
       Corporation, a Delaware corporation (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1994, and incorporated herein by reference)

10.41* Employment Agreement between Citadel Holding Corporation and Steve Wesson
       (filed as Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference)

EXHIBIT
NO.            DESCRIPTION
---            -----------
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

10.49  Office Lease Modification between Citadel Realty, Inc. and American
       Express Travel Related Services Company dated March 1. 1996 (filed as
       Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.50  Letter of Intent dated August 12, 1996 by and between Reading Company,
       Citadel Holding Corporation, Craig Corporation, Reading Entertainment,
       Inc., Craig Management, Inc., and Citadel Acquisition Corp., Inc. (filed as Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference)

10.51  Exchange Agreement dated September 4, 1996 among Citadel Holding
       Corporation, Citadel Acquisition Corp., Inc. Craig Corporation, Craig
       Management, Inc., Reading Entertainment, Inc., Reading Company (filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.52  Asset Put and Registration Rights Agreement dated October 15, 1996 among
       Citadel Holding Corporation, Citadel Acquisition Corp., Inc., Reading
       Entertainment, Inc., and Craig Corporation (filed as Exhibit 10.52 to the
       Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.53  Certificate of Designation of the Series A Voting Cumulative Convertible
       Preferred Stock of Reading Entertainment, Inc., (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December
       31, 1996 and incorporated herein by reference)

EXHIBIT
NO.            DESCRIPTION
---            -----------
10.54  Lease between Citadel Realty, Inc., Lessor and Disney Enterprises, Inc.,
       Lessee dated October 1, 1996 (filed as Exhibit 10.54 to the Company's
       Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)

10.55  Second Amendment to Standard Office Lease between Citadel Realty, Inc.
       and Fidelity Federal Bank dated October 1, 1996 (filed as Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1996, and incorporated herein by reference)

10.56 Modification Agreement to Loan No. 3038879 between Fidelity Federal Bank and Citadel Realty, Inc. dated October 1, 1996 (filed as Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1996, and incorporated herein by reference)

10.57  Citadel 1996 Nonemployee Director Stock Option Plan (filed as Exhibit
       10.57 to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1996 and incorporated herein by reference)

10.58 Reading Entertainment, Inc., Annual Report on Form 10-K for the year ended December 31, 1997 (filed herewith)

10.59  Stock Purchase Agreement dated as of April 11, 1997 by and between
       Citadel Holding Corporation and Craig Corporation (filed as Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended
       March 31, 1997)

10.60  Secured Promissory Note dated as of April 11, 1997 issued by Craig
       Corporation to Citadel Holding Corporation in the principal amount of $1,998,000 (filed as Exhibit 10.60 to the Company's Quarterly Report on
       Form 10-Q for the quarter ended March 31, 1997)

10.61  Agreement for Purchase and Sale of Real Property between Prudential
       Insurance Company of America and Big 4 Farming LLC dated August 29, 1997
       (filed as Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

10.62  Second Amendment to Agreement of Purchase and Sale between Prudential
       Insurance Company of America and Big 4 Farming LLC dated November 5, 1997
       (filed as Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

10.63  Partnership Agreement of Citadel Agricultural Partners No. 1 dated
       December 19, 1997 (filed herewith)

10.64  Partnership Agreement of Citadel Agricultural Partners No. 2 dated
       December 19, 1997 (filed herewith)

10.65  Partnership Agreement of Citadel Agricultural Partners No. 3 dated
       December 19, 1997 (filed herewith)

10.67  Farm Management Agreement dated December 26, 1997 between Citadel
       Agricultural Partner No. 1 and Big 4 Farming LLC (filed herewith)

10.68  Farm Management Agreement dated December 26, 1997 between Citadel
       Agricultural Partner No. 2 and Big 4 Farming LLC (filed herewith)

10.69  Farm Management Agreement dated December 26, 1997 between Citadel
       Agricultural Partner No. 3 and Big 4 Farming LLC (filed herewith)

10.70  Line of Credit Agreement dated December 29, 1997 between Citadel Holding
       Corporation and Big 4 Ranch, Inc. (filed herewith)

10.71  Management Services Agreement dated December 26, 1997 between Big 4
       Farming LLC and Cecelia Packing (filed herewith)

10.72  Agricultural Loan Agreement dated December 29, 1997 between Citadel
       Holding Corporation and Citadel Agricultural Partner No. 1 (filed herewith)
10.73  Agricultural Loan Agreement dated December 29, 1997 between Citadel
       Holding Corporation and Citadel Agricultural Partner No. 2 (filed herewith)
10.74  Agricultural Loan Agreement dated December 29, 1997 between Citadel
       Holding Corporation and Citadel Agricultural Partner No. 3 (filed herewith)
10.75  Promissory Note dated December 29, 1997 between Citadel Holding
       Corporation and Citadel Agricultural Partners No. 1 (filed herewith)
10.76  Promissory Note dated December 29, 1997 between Citadel Holding
       Corporation and Citadel Agricultural Partners No. 2 (filed herewith)
10.77  Promissory Note dated December 29, 1997 between Citadel Holding
       Corporation and Citadel Agricultural Partners No. 3 (filed herewith)
10.78  Security Agreement dated December 29, 1997 between Citadel Holding
       Corporation and Citadel Agricultural Partnership No. 1 (filed herewith)
10.79  Security Agreement dated December 29, 1997 between Citadel Holding
       Corporation and Citadel Agricultural Partnership No. 2 (filed herewith)
10.80  Security Agreement dated December 29, 1997 between Citadel Holding
       Corporation and Citadel Agricultural Partnership No. 2 (filed herewith)
10.81  Administrative Services Agreement between Citadel Holding Corporation and
       Big 4 Ranch Inc. dated December 29th, 1997 (filed herewith)
21     Subsidiaries of the Company (filed herewith)
23     Consent of Independent Auditors (filed herewith)
27     Financial Data Schedule (filed herewith)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITADEL HOLDING CORPORATION
                          ---------------------------
                                  (Registrant)



Date: March 31, 1998                /s/  Steve Wesson
                                    --------------------------------------
                                    Steve Wesson
                                    President and Chief Executive Officer



Date: March 31, 1998                /s/ S. Craig Tompkins
                                    --------------------------------------
                                    S. Craig Tompkins
                                    Principal Accounting Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                             TITLES(S)                                    DATE
---------                             ---------                                    ----
/s/ James J. Cotter                   Chairman of the Board and Director       March 31, 1998
-----------------------------------
James J. Cotter

/s/ S. Craig Tompkins                 Director, Secretary                      March 31, 1998
-----------------------------------
S. Craig Tompkins

/s/ Ronald I. Simon                   Director                                 March 31, 1998
 -----------------------------------
Ronald I. Simon

/s/ Alfred Villasenor Jr.             Director                                 March 31, 1998
-----------------------------------
Alfred Villasenor, Jr.