Form 10-Q
period 1998-03-31
CITADEL HOLDING CORP
filed 1998-05-15
CIK 716634

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       __________________________________

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended:  March 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to ___________

                         Commission file number 1-8625

                          CITADEL HOLDING CORPORATION
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                           95-3885184
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)

        550 South Hope Street                                      90071
    Suite 1825     Los Angeles  CA                               (Zip Code)
(Address of principal executive offices)

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

                       Yes  x                     No
                           ---                       ___

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 14, 1998, there were 6,669,924 shares of Common Stock, $0.01 par value per share outstanding.

================================================================================

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                             Page
                                                                             ----
PART 1.    Financial Information
------

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
           and December 31, 1997...........................................    3

           Consolidated Statements of Operations for the Three Months Ended
           March 31, 1998 and 1997 (Unaudited).............................    4

           Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 1998 and 1997 (Unaudited).............................    5

           Notes to Consolidated Financial Statements......................    6

Item 2.    Management's Discussion and Analysis of the Consolidated
           Statements of Operations........................................   13


PART 2.    Other Information
------

Item 1.    Legal Proceedings...............................................   16
Item 2.    Changes in Securities...........................................   16
Item 3.    Defaults Upon Senior Securities.................................   16
Item 4.    Submission of Matters to a Vote of Security Holders.............   16
Item 5.    Other Information...............................................   16
Item 6.    Exhibits and Reports on Form 8-K................................   16

Signatures ................................................................   17


                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,               DECEMBER 31,
ASSETS                                                                     1998                      1997
                                                                ---------------------------------------------------
                                                                             (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                                                 $  4,683                  $  4,364
Rental Properties, less accumulated depreciation                            13,625                    13,652
Investment in shareholder affiliate                                          7,000                     7,000
Equity investment in Agriculture Partnerships                                1,004                     1,129
Note receivable from Agriculture Partnerships                                1,073                       831
Capitalized leasing costs, net                                               1,334                     1,384
Other receivables                                                              152                        94
Other assets                                                                   546                       406
                                                                          --------                  --------
Total assets                                                              $ 29,417                  $ 28,860
                                                                          ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Security deposits payable                                                 $     97                  $     90
Accounts payable and accrued liabilities                                     1,073                     1,009
Deferred rental revenue                                                        445                       312
Mortgage notes payable                                                       9,355                     9,395
Minority interest                                                               22                        --
                                                                          --------                  --------
     Total liabilities                                                      10,992                    10,806

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Serial preferred stock, par value $.01, 5,000,000 shares
 authorized, 3% Cumulative Voting Convertible, none
 outstanding                                                                    --                        --
Serial preferred stock, par value $.01, 5,000,000 shares
 authorized, Series B 3% Cumulative Voting Convertible,
 none outstanding                                                               --                        --
Common Stock, par value $.01, 20,000,000 shares
 authorized, 6,669,924 issued and outstanding                                   67                        67
Additional paid-in capital                                                  59,603                    59,603
Accumulated (deficit)                                                      (39,247)                  (39,618)
Note receivable from stockholder upon common stock
 issuance                                                                   (1,998)                   (1,998)
                                                                          --------                  --------
     Total stockholders' equity                                             18,425                    18,054
                                                                          --------                  --------

Total and stockholders' equity                                            $ 29,417                  $ 28,860
                                                                          ========                  ========

         See Accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                            1998                      1997
                                                               ---------------------------------------------------
                                                                               (IN THOUSANDS OF DOLLARS,
                                                                               EXCEPT PER SHARE AMOUNTS)
Revenues:
  Rental income                                                             $1,366                    $1,124
  Consulting fees from shareholder                                             100                        42
                                                                            ------                    ------
                                                                            $1,466                    $1,166
                                                                            ------                    ------

Expenses:
  Real estate operating expenses                                               519                       491
  Depreciation and amortization                                                 86                        89
  Interest expense                                                             249                       263
  General and administrative expenses                                          281                       239
                                                                            ------                    ------
     Total expenses                                                          1,135                     1,082
                                                                            ------                    ------

Dividends from investment in Reading                                           114                       114
Interest income                                                                 52                        94
Interest income from shareholder                                                43                        --
Earnings (loss) from investment in and advances to
 Agriculture Partnerships                                                      (95)                       --
Minority interest                                                                6                        --
Gain (loss) on sale of properties                                               --                       (16)
                                                                            ------                    ------

Earnings before income taxes                                                   451                       276
Provision for income taxes                                                     (80)                      (30)
                                                                            ------                    ------
Net earnings                                                                $  371                    $  246
                                                                            ======                    ======

Basic earnings per share                                                     $0.06                     $0.04
                                                                            ------                    ------
Diluted earnings per share                                                   $0.06                     $0.04
                                                                            ------                    ------

          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            1998                      1997
                                                                   -----------------------------------------------
                                                                             (IN THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
 Net earnings                                                               $  371                    $  246
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                 86                        89
  Loss on sale of rental property                                               --                        16
  Equity loss from Agriculture Partnerships                                    115                        --
  Amortization of deferred leasing costs                                        63                        29
  Amortization of deferred loan costs                                            9                        22
  Minority interest                                                             (6)                       --
  Changes in operating assets and liabilities:
   Decrease (increase) in other receivables                                    (58)                     (174)
   Decrease (increase in other assets                                         (156)                      195
   Increase (decrease) in security deposits                                      7                        11
   Increase (decrease) in liabilities and deferred rent                        201                      (820)
                                                                            ------                    ------
Net cash provided by (used in) operating activities                            632                      (386)

INVESTING ACTIVITIES
 Proceeds from sale of property                                                 --                     1,128
 Purchase of and additions to real estate                                      (59)                     (163)
                                                                            ------                    ------
Net cash provided by (used in)investing activities                             (59)                      965

FINANCING ACTIVITIES
 Short-term loans to Agriculture Partnerships                                 (242)                       --
 Capital contribution by Visalia of Big 4 Farming LLC                           28                        --
 Repayments of long-term borrowings                                            (40)                     (793)
                                                                            ------                    ------
Net cash (used in) financing activities                                       (254)                     (793)

Increase (decrease) in cash and cash equivalents                               319                      (214)
Cash and cash equivalents at beginning of period                             4,364                     6,356
                                                                            ------                    ------
Cash and cash equivalents at end of period                                  $4,683                    $6,142
                                                                            ======                    ======

SUPPLEMENTAL DISCLOSURES:
Interest paid during the three months ended March 31, 1998 and 1997 was $241,000 and $243,000, respectively.

          See accompanying notes to consolidated financial statements

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

     The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and its consolidated subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

   On December 31, 1997, the Company acquired, through its interest in three general partnerships (the "Partnerships"), a 40% interest in approximately 1,580 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch (the "Property"). The other two partners in the Partnerships are Visalia LLC ("Visalia," a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, and owned by Mr. Cotter and certain members of his family) which has a 20% interest and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. Immediately prior to the Acquisition, the Company capitalized Big 4 Ranch, Inc. with a cash capital contribution of $1.2 million and then distributed 100% of the share of Big 4 Ranch, Inc., to the shareholders of record of the Company's common stock as of the close of business on December 23, 1997, as a spin-off dividend. The Company accounts for its 40% investment in the Partnership utilizing the equity method of accounting.

     In October 1996, the Company contributed cash in the amount of $7 million to Reading Entertainment, Inc. ("REI" and collectively with its consolidated affiliates, "Reading") in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock (the "REI Preferred Stock") and an option to transfer all or substantially all (subject to certain limitations) of its assets to Reading for Reading Common Stock (the "Asset Put Option"). The Company accounts for its investment in Reading at cost.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 1998 and December 31, 1997, the results of operations and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the entire year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997 and for the year then ended.

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at March 31, 1998 is approximately $3.7 million which is being held in institutional money market mutual funds.

Basic Earnings Per Share
------------------------

     Basic earnings per share is based on 6,669,924 and 6,003,924 shares, the weighted average number of shares outstanding during the three months ended March 31, 1998 and 1997, respectively. Diluted earnings per share is based on 6,686,951 and 6,003,924 , the weighted average number of shares of common stock and potential common shares outstanding during the three months ended March 31, 1998 and 1997, respectively. Stock options to purchase 53,000 shares of Common Stock were outstanding during 1998 and 1997 at a weighted average exercise price of $2.81 per share and a Warrant to purchase 666,000 shares of Common Stock at $3.00 per share was outstanding during the three months ended March 31, 1997. The 1998 calculation of the diluted weighted average number of shares outstanding include the effect of such stock options amounting to 17,027 shares. The Warrants and Stock options were anti-dilutive during the 1997 period.

NOTE 2 - RENTAL PROPERTIES AND PROPERTIES HELD FOR SALE
-------------------------------------------------------

     The Company's rental properties at March 31, 1998 and December 31, 1997 consist of the following:


                                                                          MARCH 31,               DECEMBER 31,
                                                                            1998                      1997
                                                                            ----                      ----
                                                                                  (IN THOUSANDS)
                                                                 ---------------------------------------------------
Land                                                                       $ 4,439                   $ 4,439
Building and improvements                                                   10,155                    10,096
                                                                           -------                   -------
Total                                                                       14,594                    14,535
Less accumulated depreciation                                                 (969)                     (883)
                                                                           -------                   -------
Rental properties, net                                                     $13,625                   $13,652
                                                                           -------                   -------

     At March 31, 1998 and December 31, 1997, rental properties consisted of two office buildings located in Glendale, California and Phoenix, Arizona.

NOTE 3 - INVESTMENT IN SHAREHOLDER AFFILIATE
--------------------------------------------

     At March 31, 1998 and December 31, 1997, the Company owned 70,000 shares of REI Preferred Stock and the Asset Put Option. The REI Preferred Stock has (i) a liquidation preference of $100 per share or $7 million ("Stated Value"), (ii) bears a cumulative dividend of 6.5%, payable quarterly, and (iii) is convertible any time after April 1998 into shares of REI Common Stock at a conversion price of $11.50 per share. The closing price of REI stock on March 31, 1998 was approximately $13.25 per share. REI, may at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108% and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001 (provided the Company has not exercised the Asset Put Option), or in the event of change of control of REI to require REI to repurchase the REI Series A Preferred Stock for their aggregate Stated Value plus accumulated dividends. In addition, if REI fails to pay dividends for four quarters, the Company has the option to require REI to repurchase such shares at their aggregate liquidation value plus accumulated dividends.

    The Asset Put Option is exercisable any time through a date thirty days after Reading's Form 10-K is filed with respect to its year ended December 31, 1999, and gives the Company the right to exchange, for shares of Reading Common Stock, all or substantially all of the Company's assets, as defined, together with any debt encumbering such assets (the "Asset Put"). In exchange for up to $20 million in aggregate appraised value of the Company's assets on the exercise of the Asset Put Option, Reading is obligated to deliver to the Company that number of shares of Reading Common Stock determined by dividing the value of the Company's assets by $12.25 per share. If the appraised value of the Company's assets is in excess of $20 million, Reading is obligated to pay for the excess by issuing Common Stock at the then fair market value up to a maximum of $30 million of assets. If the average trading price of Reading Common Stock exceeds 130% of the then applicable exchange price for more than 60 days, then the exchange price will thereafter be the fair market of the Reading Common Stock from time to time, unless the Company exercises the Asset Put within 120 days of receipt of notice from Reading of the occurrence of such average trading price over such 60 day period.

     The Company accounts for its investment in REI at cost. Included in the Statements of Operations for the three months ended March 31, 1998 and 1997 is "Dividends from Investment in Reading" of approximately $114,000 earned pursuant to the terms of the REI Series A Preferred Stock.

     As of April 13, 1998, the Company and Craig Corporation ("Craig"), a shareholder affiliate of the Company, hold in the aggregate approximately 83% of the voting power of Reading, with Craig's holdings representing approximately 78% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power. At April 13, 1998, Reading holds 1,564,973 shares or approximately 23% of the Company's outstanding common stock and Craig holds 1,096,106 shares or approximately 16% of the Company's Common Stock.

     Summarized financial information of REI and subsidiaries as of March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998 and 1997 follows:

CONDENSED BALANCE SHEETS:

                                                                      MARCH 31, 1998           DECEMBER 31, 1997
                                                                      --------------           -----------------
                                                                                   (IN THOUSANDS)
                                                                                   --------------
Cash and cash equivalents                                                 $ 86,639                  $ 92,870
Other current assets                                                         3,100                     7,433
Equity investment in Citadel                                                 4,936                     4,903
Property and equipment, net                                                 43,524                    40,312
Intangible assets                                                           24,570                    24,957
Other assets                                                                 7,687                     7,537
                                                                          --------                  --------
 Total assets                                                             $170,456                  $178,012
                                                                          ========                  ========

Current liabilities                                                       $  6,376                  $ 13,177
Other liabilities                                                            5,422                     5,344
Minority interests                                                           2,044                     2,006
Series A Preferred stock held by Citadel                                     7,000                     7,000
Shareholders' equity                                                       149,614                   150,485
                                                                          --------                  --------
 Total liabilities and equity                                             $170,456                  $178,012
                                                                          ========                  ========

CONDENSED STATEMENT OF OPERATIONS:
Revenue:
 Theater                                                                  $  8,703                  $  5,771
 Real estate                                                                    42                        37
                                                                          --------                  --------
Total revenue                                                                8,745                     5,808
Theater costs                                                               (6,664)                   (4,727)
Depreciation and amortization                                                 (848)                     (617)
General and administrative                                                  (2,117)                   (1,563)
                                                                          --------                  --------
(Loss) from operations                                                        (884)                   (1,099)
Interest and dividends                                                       1,328                     2,434
Equity in earnings of affiliates                                               118                        65
Other income, net                                                             (632)                      230
                                                                          --------                  --------
Income (loss) before income taxes                                              (70)                    1,630
Income taxes                                                                  (193)                     (159)
Minority interest                                                              (94)                      (46)
                                                                          --------                  --------
Net income (loss)                                                             (357)                    1,425
Less preferred stock dividends                                              (1,079)                   (1,076)
                                                                          --------                  --------
Net income applicable to common shareholders                              $ (1,436)                 $    349
                                                                          ========                  ========
Basic and diluted earnings (losses) per share                             $  (0.19)                 $   0.05
                                                                          ========                  ========

NOTE 4 - EQUITY INVESTMENT AND NOTE RECEIVABLE FROM AGRICULTURAL PARTNERSHIPS
-----------------------------------------------------------------------------

       As described in Note 1, the Company acquired a 40% equity interest in the Agricultural Partnerships. Also, on December 31, 1997, the Agricultural Partnerships acquired the Big 4 Properties. The assets acquired included (i) approximately 560 acres of Navel oranges, 205 acres of Valencia oranges, 145 acres of lemons, 32 acres of mineolas and 600 acres of open land currently leased on a short term basis to a third party for the cultivation of annual crops (the "Open Land"), (ii) irrigation systems, (iii) water rights, (iv) frost prevention systems and (v) the fruit currently on the trees and slated for harvest in 1998. The Big 4 Properties were acquired by the Partnerships (the "Ranch Acquisition") from Prudential Insurance Company of America ("Prudential") on an arms length basis for a purchase price of $6.75 million, plus reimbursement of certain cultural costs approximating $831,000.

     The Ranch Acquisition was financed by prorata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1.08 million), by a $4.05 million purchase money loan from Prudential, and by an initial crop finance loan by Citadel to the Agricultural Partnerships of approximately $.831 million. The loan by Citadel was advanced pursuant to a $1.2 million Line of Credit Agreement (the "Crop Financing") extended by the Company to the Agricultural Partnerships. Drawdowns under the Crop Financing accrue interest at prime plus 200 basis points, payable quarterly, and are due and payable in August 1998. Thereafter, Citadel may, but will be under no obligation to, provide future crop financing on terms to be negotiated at arms length. At March 31, 1998 and December 31, 1997, Citadel had advanced approximately $1.073 million and $.831 million, respectively, under the Crop Financing Line of Credit. For financial statement purposes, the note receivable is included in the Balance Sheet as Note Receivable from Agriculture Partnerships, inclusive of the 40% or $.429 million and $.332 million as of March 31, 1998 and 1997, respectively, advanced upon Citadel's behalf. While under no obligation, it appears likely that Citadel will, as a practical matter, need to renew the Crop Financing in August 1998.

     Prior to the spin-off, Big 4 Farming LLC ("Farming", owned 80% by the Company and 20% by Visalia) entered into a two-year farming services agreement (the "Farming Contract") with each of the Partnerships, pursuant to which it provides farm operation services for an initial term of two years. The Visalia minority interest ownership of Farming is included in the Consolidated Balance Sheet at March 31, 1998 as "Minority Interest" in the amount of $22,000. Visalia's portion of Farming's operations for the three months ended March 31, 1998 amounting to a loss of $6,000 is included in the Consolidated Statement of Operations as "Minority Interest."

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

     The Prudential Purchase Money Loan in the amount of $4.05 million is secured by, among other things, a first priority mortgage lien on the property, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. In order to defer principal payments until January 1, 2002, the Partnerships must make capital improvements to the real property totaling $500,000 by December 31, 2000 and an additional 200,000 by December 31, 2001.
If the required capital expenditures are not made, then the Partnerships will be required to make a mandatory prepayment of principal on January 31, 2001 equal to difference between $200,000 and the amount of capital improvements made through December 31, 2000. The purchase money mortgage also imposes a prepayment penalty equal to the greater of (a) one-half of one percent of each prepayment of principal and (b) a present value calculation of the anticipated loss that the note holder will suffer as a result of such prepayment.

     Combined summarized financial information of the three Agricultural Partnerships for the three months ended March 31, 1998 follows:

CONDENSED BALANCE SHEET:                                                                         MARCH 31, 1998
                                                                                                 --------------
                                                                                                     (000'S)

Receivables                                                                                          $   68
Inventories                                                                                           1,965
Property and equipment, net                                                                           5,515
Deferred loan costs                                                                                      98
                                                                                                     ------
  Total assets                                                                                       $7,646
                                                                                                     ======

Accounts payable                                                                                     $   13
Line of credit to Citadel                                                                             1,073
Mortgage note payable                                                                                 4,050
                                                                                                     ------
  Total liabilities                                                                                   5,136
Partners capital                                                                                      2,510
                                                                                                     ------
  Total assets and liabilities                                                                       $7,646
                                                                                                     ======

                                                                                                THREE MONTHS ENDED
STATEMENT OF OPERATIONS:                                                                          MARCH 31, 1998
                                                                                                  --------------
                                                                                                      (000's)

Sales of crops                                                                                         $ 250
Costs of sales                                                                                           239
                                                                                                       -----
 Gross profit                                                                                             11

General and administrative expense (1)                                                                   (64)
Depreciation                                                                                            (135)
Interest expense, including $20,000 paid to Citadel                                                     (100)
                                                                                                       -----
  Net (loss)                                                                                           $(288)
                                                                                                       =====

Equity loss - 40% Citadel                                                                              $(115)
Interest income from partnership loan                                                                     20
                                                                                                       -----
Net (loss) from investment in and advances to Agriculture Partnership                                  $ (95)
                                                                                                       =====

___________________________
     (1) Reflects reimbursement of expenses and fees to Big 4 Farming LLC, an 80% owned subsidiary.

NOTE 5 - TAXES ON INCOME
------------------------

     The provision for income taxes for the three months ended March 31, 1998 and 1997 amounted to approximately $80,000 and $30,000, respectively, representing a provision for estimated federal alternative minimum tax and state taxes.

NOTE 6 - COMMON STOCK
---------------------

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's treasury common stock at an exercise price of $3.00 per share of $1.998 million. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1.998 million, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note in the amount of $1.998 million is included in the Balance Sheet as a contra equity account under the caption "Note Receivable from shareholders" at March 31, 1998 and December 31, 1997. Interest is payable quarterly in arrears at the prime rate computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 and 120 days following the Company's written demand for payment. Interest income from the Craig secured Note amounted to approximately $43,000 for the three months ended March 31, 1998. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following is a comparison of the results of operations for the three months ended March 31, 1998, ("1998 Quarter") with the three months ended March 31, 1997 ("1997 Quarter"). Due to the nature of the Company's business activities, revenues and earnings have and will vary significantly reflecting the results of real estate sales, the acquisition of the Reading Entertainment, Inc. ("REI") Preferred Stock and the December 1997 acquisition of the Agriculture Partnerships. Accordingly, period to period comparisons of operating results will not necessarily be indicative of future financial results.

     The Company's net earnings for the three months ended March 31, 1998 amounted to $371,000 or $0.06 per basic share as compared to the net income of $246,000 or $0.04 per basic share for the three month period ended March 31, 1997.

     Rental income amounted to $1,366,000 for the 1998 Quarter as compared to $1,124,000 for the 1997 Quarter. Real estate operating expenses increased to $591,000 in the 1998 Quarter as compared to $490,000 in the 1997 Quarter reflecting slightly higher operating costs. As of March 31, 1998 and 1997, rental properties consisted of two office buildings located in Glendale, California and Phoenix, Arizona. The Glendale property is leased to Disney Enterprises, Inc., and Fidelity Federal Bank, and American Express leases approximately 56% of the Phoenix Building. The increase in rental revenue of $242,000 between the 1998 Quarter and 1997 Quarter is generally attributable to the increased rental rates which commenced in the 1997 Quarter. Accordingly, the 1998 Quarter includes the impact of such increased rental rates for the entire quarter. The Disney lease commenced in February 1997 and the increase rental from the two year extension of the American Express lease at increased rates commenced in March 1997. Rental income from these leases amounted to approximately $1,070,000 (78%) and $826,000 (74%) for the 1998 and 1997
Quarters, respectively.

     Consulting income from shareholder amounted to $100,000 in the 1998 Quarter as compared to $42,000 in the 1997 Quarter. The Company provides a substantial portion of its executives time providing real estate consulting services to Reading in connection with the development by Reading of multiplex cinemas in Puerto Rico, Australia and the United States. The increase in the 1998 Quarter reflects the additional costs charged by Citadel for such increased services.

     On December 31, 1997, the Company acquired, through its interest in three general partnerships (the "Agricultural Partnerships"), a 40% interest in approximately 1,580 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch (the "Property"). The other two partners in the Partnerships are Visalia LLC (a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, and owned by Mr. Cotter and certain members of his family) which has a 20% interest and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. The Company accounts for its 40% investment in the Agricultural Partnerships utilizing the equity method of accounting. As the acquisition did not occur until December 31, 1997; there was no impact in the results of operations for the three months ended March 31, 1997.

     The assets acquired included (i) approximately 560 acres of Navel oranges, 205 acres of Valencia oranges, 145 acres of lemons, 32 acres of mineolas and 600 acres of open land currently leased on a short term basis to a third party for the cultivation of annual crops (the "Open Land"), (ii) irrigation systems,
(iii) water rights, (iv) frost prevention systems and (v) the fruit currently on the trees and slated for harvest in 1998. The Big 4 Properties were acquired by the Partnerships (the "Ranch Acquisition") from Prudential Insurance Company of America ("Prudential") on an arms length basis for a purchase price of $6.75 million, plus reimbursement of certain cultural costs approximating $831,000.

     The Ranch Acquisition was financed by prorata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1.08 million), by a $4.05 million purchase money loan from Prudential, and by an initial crop finance loan by Citadel to the Agricultural Partnerships of approximately $.831 million. The loan by Citadel was advanced pursuant to a $1.2 million Line of Credit Agreement (the "Crop Financing") extended by the Company to the Agricultural Partnerships. Drawdowns under the Crop Financing accrue interest at prime plus 200 basis points, payable quarterly, and are due and payable in August 1998. At March 31, 1998 and December 31, 1997, Citadel had advanced approximately $1.073 million and $.831 million, respectively, under the Crop Financing Line of Credit. For financial statement purposes, the note receivable is included in the Balance Sheet as Note Receivable from Agriculture Partnerships, inclusive of the 40% or $.429 million and $.332 million as of March 31, 1998 and 1997, respectively, advanced upon Citadel's behalf. While under no obligation, it appears likely that Citadel will, as a practical matter, need to renew the Crop Financing in August 1998.

     The operations of the Agriculture Partnerships are impacted by the general seasonal trends that are characteristic of the citrus industries. The Agriculture Partnerships anticipate receiving a majority of their net income during the second and third calendar quarters following the harvest and sale of these citrus crops. Due to this concentrated activity, the Agriculture Partnership anticipate net losses in the first and fourth calendar quarters. Included in the Statement of Operations as "Earnings from investment in and advances to Agriculture Partnerships" is the Company's 40% equity share of the Agriculture Partnerships operating results for the three months ended March 31, 1998, net of $20,000 of interest income received pursuant to loans made to the Agriculture Partnerships amounting to $95,000. The Agriculture Partnerships reported a net loss for the three months ended March 31, 1998 of $288,000, the Company's share amounting to approximately $115,000.

     Interest income (reflected in the Statement of Operations as "Interest income" and "Interest income from shareholders") was comparable between the 1998 and 1997 Quarters and amounted to $95,000 in the 1998 Quarter and $97,000 in the 1997 Quarter. Included in the Statements of Operations for the 1998 and 1997 Quarter is approximately $114,000 of dividend income earned with respect to the Company's investment in REI Preferred Stock. The REI Series A Preferred Stock is convertible at any time into shares of REI Common Stock at a conversion price of $11.50 per share. The closing market price of REI Common Stock at May 7, 1997 was $13.25 per share. REI reported net loss available to common shareholders of approximately $357,000 for the 1998 Quarter as compared to net income available to common shareholders of approximately $349,000 in the 1997 Quarter.

     General and administrative expenses increased in the 1998 Quarter and amounted to $281,000 as compared to $197,000 in the 1997 Quarter. The increase in general and administrative expenses is primarily a result of an increase in payroll costs and certain overhead costs associated with the operations of Big 4 Farming.

     Interest expense was $249,000 in the 1998 Quarter as compared to $263,000 in the 1997 Quarter. Two mortgage loans were outstanding for both the 1998 and 1997 Quarter. The slight decrease in interest expense is generally attributable to the reduction in the average mortgage balances outstanding. The terms of the mortgage loans provide for an adjustable rate of interest, which rate amounted to 10.097% at March 31, 1998.

BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents increased approximately $319,000 from $6.4364 million at December 31, 1997 to $4.683 million at March 31, 1998. Net cash used in investing activities amounted to $59,000 in the 1998 Quarter and reflects leasehold improvements made to rental properties. Net cash used in financing activities amounted to $200,000 in the 1998 Quarter and resulted from (i) additional borrowings by the Agriculture Partnerships of approximately $242,000 and (ii) the amortization of long-term mortgage loans.

     Cash and cash equivalents decreased approximately $214,000 to $6,142,000 at March 31, 1997. Net cash provided from investing activities amounted to $965,000 in the 1997 Quarter and is comprised of approximately $1,128,000 provided from the sale of a rental property, offset by $163,000 used to make leasehold improvements to real estate properties. Net cash used in financing activities amounted to $793,000 in the 1997 Quarter and resulted from the repayment of long-term mortgage loans inclusive of the mortgage on the property sold in January 1997.

     The Company expects that its sources of funds in the near term will include
(i) cash on hand and related interest income, (ii) cash flow from the operations of its two real estate properties, (iii) consulting fee income from Reading and
(iv) a preferred stock dividend, payable quarterly, from REI amounting to approximately $455,000 annually. The Company does not expect to have cash flow from its investment in the Agriculture Partnerships in the near future.

     In the short term, uses of funds are expected to include (i) funding of the Glendale Building leasehold and tenant improvements of approximately $1.9 million, (ii) operating expenses, and (iii) debt service pursuant to the property mortgages. As part of the Big 4 Ranch, Inc., spin off, the Company agreed to provide a $200,000 line of credit to that company. In addition, the Company has provided an agricultural line of credit to the Agriculture Partnerships of $1,200,000. As of March 31, 1998, $1,073,000 has been borrowed by the Agriculture Partnerships. The Company expects to receive additional requests for borrowings of the total committed credit lines.

     Management believes that the Company's sources of funds will be sufficient to meet its cash flow requirements for the foreseeable future. The October 1996 Acquisition of the Reading Preferred Stock and the Asset Put Option, provided the Company with the opportunity to make an initial investment in the Beyond-the-Home segment of the entertainment industry, and the ability thereafter, to review the implementation by Reading of its business plan and, if it approves of the progress made by Reading, to make a further investment in this industry through the exercise of its Asset Put Option to exchange all or substantially all of its assets for Reading Common Stock. The Company has the right to require Reading to redeem the Reading Preferred Stock after October 15, 2001 or sooner if Reading fails to pay dividends on such securities for four quarters.

                          PART II -- OTHER INFORMATION
                          ----------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

     For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company's Form 10-K for the fiscal year ended December 31, 1997


ITEM 2 - CHANGE IN SECURITIES
-----------------------------

     Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

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

                          CITADEL HOLDING CORPORATION
                          ---------------------------

By:  /s/ Steve Wesson
     ----------------

     Steve Wesson
     President and Chief Executive Officer
     May 15, 1998


     /s/ S. Craig Tompkins
     ---------------------
     S. Craig Tompkins
     Principal Accounting Officer
     May 15, 1998