Form 10-Q
period 1998-06-30
CITADEL HOLDING CORP
filed 1998-08-14
CIK 716634

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       __________________________________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended:  June 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to ___________

                         Commission file number 1-8625

                          CITADEL HOLDING CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                             95-3885184
(State or other jurisdiction of incorporation or              (IRS Employer Identification No.)
                 organization)

             550 South Hope Street                                         90071
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


                       Yes  X                            No
                           ---                              ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 13, 1998, there were 6,669,924 shares of Common Stock, $0.01 par value per share outstanding.

===============================================================================

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                                      Page
                                                                                                      ----
PART 1.   Financial Information
------

Item 1.   Financial Statements

             Consolidated Balance Sheets as of June 30, 1998 (Unaudited)
             and December 31, 1997......................................................................3

             Consolidated Statements of Operations for the Three and Six Months Ended
             June 30, 1998 and 1997 (Unaudited).........................................................4

             Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 1998 and 1997 (Unaudited).........................................................5

             Notes to Consolidated Financial Statements.................................................6

Item 2.      Management's Discussion and Analysis of the Consolidated
             Statements of Operations...................................................................13


PART 2.      Other Information
-------

Item 1.      Legal Proceedings.........................................................................17
Item 2.      Changes in Securities.....................................................................17
Item 3.      Defaults Upon Senior Securities...........................................................17
Item 4.      Submission of Matters to a Vote of Security Holders.......................................17
Item 5.      Other Information.........................................................................17
Item 6.      Exhibits and Reports on Form 8-K..........................................................17

Signatures   ..........................................................................................18

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,             DECEMBER 31,
ASSETS                                                              1998                   1997
                                                      ---------------------------------------------------
                                                                     (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                                          $  4,622                $  4,364
Rental Properties, less accumulated depreciation                     13,653                  13,652
Investment in shareholder affiliate                                   7,000                   7,000
Equity investment in Agriculture Partnerships                           969                   1,129
Note receivable from Agriculture Partnerships                           458                     831
Capitalized leasing costs, net                                        1,686                   1,384
Other receivables                                                       423                      94
Other assets                                                            529                     406
                                                                   --------                --------
     Total assets                                                  $ 29,340                $ 28,860
                                                                   ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Security deposits payable                                          $     94                $     90
Accounts payable and accrued liabilities                              1,008                   1,009
Deferred rental revenue                                                 267                     312
Mortgage notes payable                                                9,313                   9,395
Minority interest                                                        41                      --
                                                                   --------                --------
     Total liabilities                                               10,723                  10,806

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Serial preferred stock, par value $.01, 5,000,000
 shares authorized, 3% Cumulative Voting
 Convertible, none outstanding                                           --                      --


Serial preferred stock, par value $.01, 5,000,000
 shares authorized, Series B 3% Cumulative Voting
 Convertible, none outstanding                                           --                      --


Common Stock, par value $.01, 20,000,000 shares
 authorized, 6,669,924 issued and outstanding                            67                      67

Additional paid-in capital                                           59,603                  59,603
Accumulated (deficit)                                               (39,055)                (39,618)
Note receivable from stockholder upon common stock
 issuance                                                            (1,998)                 (1,998)
                                                                   --------                --------
     Total stockholders' equity                                      18,617                  18,054
                                                                   --------                --------

Total and stockholders' equity                                     $ 29,340                $ 28,860
                                                                   ========                ========



          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                            JUNE 30,                              JUNE 30,
                                                    1998              1997                1998                1997
                                            ----------------------------------------------------------------------------
                                                                       (IN THOUSANDS OF DOLLARS,
                                                                       EXCEPT PER SHARE AMOUNTS)
Revenues:
  Rental income                                       $1,348              $1,271              $2,714              $2,395
  Consulting fees from shareholder                       100                  78                 200                 120
  Farming management fee                                  97                  --                 101                  --
                                                      ------              ------              ------              ------
                                                       1,545               1,349               3,015               2,515
                                                      ------              ------              ------              ------

Expenses:
  Real estate operating expenses                         581                 506               1,100               1,005
  Depreciation and amortization                           91                  96                 177                 177
  Interest expense                                       246                 249                 495                 512
  General and administrative expenses                    569                 300                 854                 539
                                                      ------              ------              ------              ------
     Total expenses                                    1,487               1,151               2,626               2,233
                                                      ------              ------              ------              ------

Dividends from investment in Reading                     114                 114                 228                 228
Interest income                                           55                  79                 107                 173
Interest income from shareholder                          44                  37                  87                  37
Earnings (loss) from investment in and
 advances to  Agriculture Partnerships                   (12)                 --                (107)                 --

Minority interest                                        (17)                 --                 (11)                 --
Gain (loss) on sale of properties                         --                  --                  --                 (16)
                                                      ------              ------              ------              ------

Earnings before income taxes                             242                 428                 693                 704
Provision for income taxes                               (50)                (15)               (130)                (45)
                                                      ------              ------              ------              ------
Net earnings                                          $  192              $  413              $  563              $  659
                                                      ======              ======              ======              ======

Basic earnings per share                               $0.03               $0.06               $0.08               $0.10
                                                      ------              ------              ------              ------
Diluted earnings per share                             $0.03               $0.06               $0.08               $0.10
                                                      ------              ------              ------              ------



          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                              1998                    1997
                                                                  -----------------------------------------------
                                                                              (IN THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES
 Net earnings                                                               $  563                    $  659
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation                                                                 177                       177
  Loss on sale of rental property                                               --                        16
  Equity loss from Agriculture Partnerships                                    151                        --
  Amortization of deferred leasing costs                                       129                       100
  Amortization of deferred loan costs                                           17                        30
  Minority interest                                                            (11)                       --
  Changes in operating assets and liabilities:
   Decrease (increase) in other receivables                                     (2)                      281
   Decrease (increase) in other assets                                        (306)                      205
   Increase (decrease) in security deposits                                      4                        14
   Increase (decrease) in liabilities and deferred rent                        (34)                     (986)
                                                                            ------                    ------
Net cash provided by (used in) operating activities                            688                       496

INVESTING ACTIVITIES
 Purchase of plant and equipment                                              (140)                       --
 Proceeds from sale of property                                                 --                     1,128
 Purchase of and additions to real estate                                     (178)                     (345)
                                                                            ------                    ------
Net cash provided by (used in)investing activities                            (318)                      783

FINANCING ACTIVITIES
 Payment of loans by Agriculture Partnerships                                  615                        --
 Commissions paid on leases                                                   (431)                       --
 Short-term loans to Agriculture Partnerships                                 (242)                       --
 Proceeds from minority interest in Big 4 Farming LLC                           28                        --
 Repayments of long-term borrowings                                            (82)                     (830)
                                                                            ------                    ------
Net cash (used in) financing activities                                       (112)                     (830)

Increase (decrease) in cash and cash equivalents                               258                       449
Cash and cash equivalents at beginning of period                             4,364                     6,356
                                                                            ------                    ------
Cash and cash equivalents at end of period                                  $4,622                    $6,805
                                                                            ======                    ======

SUPPLEMENTAL DISCLOSURES:
Interest paid during the six months ended June 30, 1998 and 1997 was $478,000 and $482,000, respectively. During the six months ended June 30, 1997, the Company issued 666,000 shares of common stock in exchange for a secured note payable amounting to $1,998,000.

          See accompanying notes to consolidated financial statements

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

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

   On December 31, 1997, the Company acquired, through its interest in three general partnerships (the "Partnerships"), a 40% interest in approximately 1,580 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch (the "Property"). The other two partners in the Partnerships are Visalia LLC ("Visalia," a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, and owned by Mr. Cotter and certain members of his family), which has a 20% interest and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. Immediately prior to the Acquisition, the Company capitalized Big 4 Ranch, Inc. with a cash capital contribution of $1,200,000 and then distributed 100% of the share of Big 4 Ranch, Inc., to the shareholders of record of the Company's common stock as of the close of business on December 23, 1997, as a spin-off dividend. The Company accounts for its 40% investment in the Partnership utilizing the equity method of accounting.

     In October 1996, the Company contributed cash in the amount of $7,000,000 to Reading Entertainment, Inc. ("REI" and collectively with its consolidated affiliates, "Reading") in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock (the "REI Preferred Stock") and an option to transfer all or substantially all (subject to certain limitations) of its assets to Reading for Reading Common Stock (the "Asset Put Option"). The Company accounts for its investment in Reading at cost.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 1998 and December 31, 1997 and the results of operations and its cash flows for the periods ended June 30, 1998 and 1997. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the entire year.

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

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1998


Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at June 30, 1998 is approximately $4,200,000 which is being held in institutional money market mutual funds.

Basic Earnings Per Share
------------------------

     Basic earnings per share is based on 6,669,924 and 6,596,349 shares, the weighted average number of shares outstanding during the three months ended June 30, 1998 and 1997, respectively and for the six months ended June 30, 1998 and 1997 is based on 6,669,924 and 6,301,774 shares, respectively. Diluted earnings per share is based on 6,692,007 and 6,689,606, the weighted average number of shares of common stock and potential common shares outstanding during the three and six months ended June 30, 1998, respectively, and is based on 6,596,349 and 6,689,606 shares for the three and six months ended June 30, 1997, respectively. Stock options to purchase 53,000 shares of Common Stock were outstanding during 1998 and 1997 at a weighted average exercise price of $2.81 per share and a Warrant to purchase 666,000 shares of Common Stock at $3.00 per share was outstanding until April 1997 during the six months ended June 30, 1997. The calculations of the diluted weighted average number of shares outstanding for the three and six months ended June 30, 1998 include the effect of such stock options amounting to 22,083 and 19,682 shares, respectively. The Warrants and Stock options were anti-dilutive during the 1997 periods.

NOTE 2 - RENTAL PROPERTIES AND PROPERTIES HELD FOR SALE
-------------------------------------------------------

     The Company's rental properties at June 30, 1998 and December 31, 1997 consist of the following:


                                                                JUNE 30,                DECEMBER 31,
                                                                 1998                      1997
                                                       -------------------------   -------------------------
                                                                           (IN THOUSANDS)
                                                       -----------------------------------------------------
Land                                                             $ 4,439                   $ 4,439
Building and improvements                                         10,274                    10,096
                                                                 -------                   -------
Total                                                             14,713                    14,535
Less accumulated depreciation                                     (1,060)                     (883)
                                                                 -------                   -------
Rental properties, net                                           $13,653                   $13,652
                                                                 -------                   -------

     At June 30, 1998 and December 31, 1997, rental properties consisted of two office buildings located in Glendale, California and Phoenix, Arizona. In May 1998, the Company executed an amendment to a lease with American Express, who lease approximately 56% of the available Phoenix, Arizona property. The amendment provided for a five year extension of the existing lease to February 2004 at escalating rents beginning in March 1999. At the time of the lease amendment, the Company paid a commission of approximately $431,000, which amount has been capitalized as of June 30, 1998 in the Balance Sheet as "Capitalized leasing costs" and is being amortized using the straight line method over the remaining lease term.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1998

NOTE 3 - INVESTMENT IN SHAREHOLDER AFFILIATE
--------------------------------------------

     At June 30, 1998 and December 31, 1997, the Company owned 70,000 shares of REI Preferred Stock and the Asset Put Option. The REI Preferred Stock has (i) a liquidation preference of $100 per share or $7,000,000 ("Stated Value"), (ii) bears a cumulative dividend of 6.5%, payable quarterly, and (iii) is convertible into shares of REI Common Stock at a conversion price of $11.50 per share. The closing price of REI stock on June 30, 1998 was approximately $12.75 per share. REI, may at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108% and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001 (provided the Company has not exercised the Asset Put Option), or in the event of change of control of REI to require REI to repurchase the REI Series A Preferred Stock for its aggregate Stated Value plus accumulated dividends. In addition, if REI fails to pay dividends for four quarters, the Company has the option to require REI to repurchase such shares at their aggregate liquidation value plus accumulated dividends.

    The Asset Put Option is exercisable any time through a date thirty days after Reading's Form 10-K is filed with respect to its year ended December 31, 1999, and gives the Company the right to exchange, for shares of Reading Common Stock, all or substantially all of the Company's assets, as defined, together with any debt encumbering such assets (the "Asset Put"). In exchange for up to $20,000,000 in aggregate appraised value of the Company's assets on the exercise of the Asset Put Option, Reading is obligated to deliver to the Company that number of shares of Reading Common Stock determined by dividing the value of the Company's assets by $12.25 per share. If the appraised value of the Company's assets is in excess of $20,000,000, Reading is obligated to pay for the excess by issuing Common Stock at the then fair market value up to a maximum of $30,000,000 of assets. If the average trading price of Reading Common Stock exceeds 130% of the then applicable exchange price for more than 60 days, then the exchange price will thereafter be the fair market of the Reading Common Stock from time to time, unless the Company exercises the Asset Put within 120 days of receipt of notice from Reading of the occurrence of such average trading price over such 60 day period.

     The Company accounts for its investment in REI at cost. Included in the Statements of Operations for both the three months and six month periods ended June 30, 1998 and 1997 is "Dividends from Investment in Reading" of approximately $114,000 and $228,000, respectively.

     As of June 30, 1998, the Company and Craig Corporation ("Craig"), a shareholder affiliate of the Company, hold in the aggregate approximately 83% of the voting power of Reading, with Craig's holdings representing approximately 78% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power. At June 30, 1998, Reading holds 1,564,973 shares or approximately 23% of the Company's outstanding common stock and Craig holds 1,096,106 shares or approximately 16% of the Company's Common Stock.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1998

     Summarized financial information of REI and subsidiaries as of June 30, 1998 and December 31, 1997 and for the three and six months ended June 30, 1998 and 1997 follows:

CONDENSED BALANCE SHEETS:

                                                                JUNE 30, 1998          DECEMBER 31, 1997
                                                              -----------------       -------------------
                                                                            (IN THOUSANDS)
                                                                           ----------------
Cash and cash equivalents                                         $ 77,275                 $ 92,870
Other current assets                                                 3,814                    7,433
Equity investment in Citadel                                         4,731                    4,903
Property and equipment, net                                         54,118                   40,312
Intangible assets                                                   24,185                   24,957
Other assets                                                        11,255                    7,537
                                                                  --------                 --------
 Total assets                                                     $175,378                 $178,012
                                                                  ========                 ========

Current liabilities                                               $ 14,460                 $ 13,177
Other liabilities                                                    5,590                    5,344
Minority interests                                                   1,999                    2,006
Series A Preferred stock held by Citadel                             7,000                    7,000
Shareholders' equity                                               146,329                  150,485
                                                                  --------                 --------
 Total liabilities and equity                                     $175,378                 $178,012
                                                                  ========                 ========

CONDENSED STATEMENT OF OPERATIONS:
                                                    THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                         JUNE 30,                                  JUNE 30,
                                                 1998                 1997                 1998                1997
                                              -----------          -----------          -----------        -----------
                                                                            (IN THOUSANDS)
Revenue:
 Theater                                        $ 8,390             $ 6,572             $ 17,092             $12,344
 Real estate                                        170                  63                  212                 100
                                                -------             -------             --------             -------
Total revenue                                     8,560               6,635               17,304              12,444
Theater costs                                    (6,550)             (5,097)             (13,214)             (9,771)
Depreciation and amortization                      (894)               (616)              (1,742)             (1,233)
General and administrative                       (2,358)             (2,655)              (4,474)             (4,273)
                                                -------             -------             --------             -------
(Loss) from operations                           (1,242)             (1,733)              (2,126)             (2,833)
Interest and dividends                            1,154               2,429                2,482               4,864
Equity in earnings of affiliates                     (9)                 70                  110                 136
Other income, net                                   186                   9                 (447)                238
                                                -------             -------             --------             -------
Income (loss) before income taxes                    89                 775                   19               2,405
Income taxes                                       (214)               (162)                (407)               (321)
Minority interest                                   (65)                (58)                (159)               (104)
                                                -------             -------             --------             -------
Net income (loss)                                  (190)                555                 (547)              1,980
Less preferred stock dividends                   (1,078)             (1,077)              (2,155)             (2,153)
                                                -------             -------             --------             -------
Net income applicable to common                 $(1,268)            $  (522)            $ (2,702)            $  (173)
 shareholders                                   =======             =======             ========             =======
Basic and diluted (losses) per share             $(0.17)             $(0.07)              $(0.36)             $(0.02)
                                                =======             =======             ========             =======

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1998

NOTE 4 -  EQUITY INVESTMENT AND NOTE RECEIVABLE FROM AGRICULTURAL PARTNERSHIPS
------------------------------------------------------------------------------

       As described in Note 1, the Company acquired a 40% equity interest in the Agricultural Partnerships. Also, on December 31, 1997, the Agricultural Partnerships acquired the Big 4 Properties. The assets acquired included (i) approximately 560 acres of Navel oranges, 205 acres of Valencia oranges, 145 acres of lemons, 32 acres of mineolas and 600 acres of open land currently leased on a short term basis to a third party for the cultivation of annual crops (the "Open Land"), (ii) irrigation systems, (iii) water rights, (iv) frost prevention systems and (v) the fruit currently on the trees and slated for harvest in 1998. The Big 4 Properties were acquired by the Partnerships (the "Ranch Acquisition") from Prudential Insurance Company of America ("Prudential") on an arms length basis for a purchase price of $6,750,000, plus reimbursement of certain cultural costs approximating $831,000.


     The Ranch Acquisition was financed by prorata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1,080,000), by a $4,050,000 purchase money loan from Prudential, and by an initial crop finance loan by Citadel to the Agricultural Partnerships of approximately $831,000. The loan by Citadel was advanced pursuant to a $1,200,000 Line of Credit Agreement (the "Crop Financing") extended by the Company to the Agricultural Partnerships. Drawdowns under the Crop Financing accrue interest at prime plus 200 basis points, payable quarterly, and are due and payable in August 1998. Included in the Statement of Operations as "Earnings (loss) from investment in and advance to Agriculture Partnerships" is interest income earned pursuant to the loan of $24,000 and $44,000 for the three and six months ended June 30, 1998, respectively. At June 30, 1998 and December 31, 1997, Citadel had advanced approximately $458,000 and $831,000, respectively, under the Crop Financing Line of Credit. For financial statement purposes, the note receivable is included in the Balance Sheet as Note Receivable from Agriculture Partnerships, inclusive of the 40% advanced upon Citadel's behalf amounting to $183,000 and $332,000 as of June 30, 1998 and December 31, 1997, respectively. The Crop Financing expired on August 1, 1998 at which time $458,000 was outstanding. Citadel is finalizing the renewal of such Crop Financing under the same terms and conditions for an additional twelve month period.


     Prior to the spin-off, Big 4 Farming LLC ("Farming", owned 80% by the Company and 20% by Visalia) entered into a two-year farming services agreement (the "Farming Contract") with each of the Partnerships, pursuant to which it provides farm operation services for an initial term of two years. The Visalia minority interest ownership of Farming is included in the Consolidated Balance Sheet at June 30, 1998 as "Minority Interest" in the amount of $41,000. Visalia's portion of Farming's net earnings for the six months ended June 30, 1998 amounting to $11,000 is included in the Consolidated Statement of Operations as "Minority Interest."

     In consideration of the services provided under the Farming Contract, Farming is to be paid an amount equal to 100% of its costs plus a profit factor equal to 5% of the gross agricultural receipts from the Big 4 Properties, calculated after the costs of picking, packing and hauling. Farming has entered into a contract with Cecelia Packing Corporation ("Ceceila") for certain management consulting, purchasing and bookkeeping services for an initial terms of two years at a fee of $6,000 per month plus reimbursement of certain out-of-pocket expenses. Cecelia will also pack a portion of the fruit produced by the Agricultural Partnerships. At June 30, 1998, the net earnings of Farming were approximately $63,000.


     The Prudential Purchase Money Loan in the amount of $4,050,000 is secured by, among other things, a first priority mortgage lien on the property, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. In order to defer principal payments until January 1, 2002, the

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1998

Partnerships must make capital improvements to the real property totaling $500,000 by December 31, 2000 and an additional 200,000 by December 31, 2001.
If the required capital expenditures are not made, then the Partnerships will be required to make a mandatory prepayment of principal on January 31, 2001 equal to difference between $200,000 and the amount of capital improvements made through December 31, 2000. The purchase money mortgage also imposes a prepayment penalty equal to the greater of (a) one-half of one percent of each prepayment of principal and (b) a present value calculation of the anticipated loss that the note holder will suffer as a result of such prepayment. As of June 30, 1998, the Agriculture Partnerships had made capital expenditures of approximately $120,000 consisting primarily of improvements to irrigation systems.


     Combined summarized financial information of the three Agricultural Partnerships as of June 30, 1998 and for the three and six months ended June 30, 1998 follows:

CONDENSED BALANCE SHEET:                                           JUNE 30, 1998
                                                              --------------------
                                                                      (000'S)
Due from Big 4 Farming LLC (1)                                       $  731
Inventories                                                             570
                                                                     ------
  Current assets                                                      1,301
Property and equipment, net                                           5,538
Deferred loan costs                                                      95
                                                                     ------
  Total assets                                                       $6,934
                                                                     ======

Accounts payable                                                     $    5
Line of credit to Citadel                                               458
                                                                     ------
  Current liabilities                                                   463
Mortgage note payable                                                 4,050
Partners capital                                                      2,421
                                                                     ------
  Total assets and liabilities                                       $6,934
                                                                     ======

___________________________

      (1) As described above, Farming provides all farming services to the Agricultural Partnerships pursuant to the Farming Contract. Such services include the contracting for picking, packing and hauling of the crops. The $731,000 reflected as "Due from Big 4 Farming LLC" at June 30, 1998 represents the amounts due from packing houses on unsettled crop sales to Farming, offset by expenses paid by Farming on behalf of the Agricultural Partnerships.

                                                                  THREE MONTHS              SIX MONTHS
STATEMENT OF OPERATIONS:                                             ENDED                    ENDED
                                                                  JUNE 30, 1998            JUNE 30, 1998
                                                              ---------------------   -----------------------
                                                                     (000's)                  (000'S)
Sales of crops                                                       $4,637                    $4,887
Costs of sales                                                        4,357                     4,596
                                                                     ------                    ------
 Gross profit                                                           280                       291

General and administrative expense (1)                                 (166)                     (230)
Depreciation                                                           (105)                     (240)
Interest expense, including $20,000 paid to Citadel                     (98)                     (198)
                                                                     ------                    ------
  Net (loss)                                                         $  (89)                   $ (377)
                                                                     ======                    ======

Equity loss - 40% Citadel                                            $  (36)                   $ (151)
Interest income from partnership loan                                    24                        44
                                                                     ------                    ------
Net (loss) from investment in and advances to Agriculture
 Partnership                                                         $  (12)                   $ (107)
Farming management fee net of costs and minority interest                75                        52
                                                                     ------                    ------
                                                                     $   63                    $  (55)
                                                                     ------                    ------

___________________________
     (1) Reflects reimbursement of Partnership expenses and fees ($97,000 and $101,000) to the management company, Big 4 Farming LLC, an 80% owned subsidiary of the Company.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1998


NOTE 5 - TAXES ON INCOME
------------------------

     The provision for income taxes for the six months ended June 30, 1998 and 1997 amounted to approximately $130,000 and $45,000, respectively, representing a provision for estimated federal alternative minimum tax and state taxes.

NOTE 6 - COMMON STOCK
---------------------

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's treasury common stock at an exercise price of $3.00 per share of $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note in the amount of $1,998,000 is included in the Balance Sheet as a contra equity account under the caption "Note Receivable from shareholders" at June 30, 1998 and December 31, 1997. Interest is payable quarterly in arrears at the prime rate computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 and 120 days following the Company's written demand for payment. Interest income from the Craig secured Note amounted to approximately $44,000 and $87,000 for the three and six months ended June 30, 1998 and amounted to $37,000 for both the three and six months ended June 30, 1997. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following is a comparison of the results of operations for the three months ended June 30, 1998 ("1998 Quarter") with the three months ended June 30, 1997 ("1997 Quarter") and a comparison of the result of operations for the six months ended June 30, 1998 ("1998 Six Months") with the six months ended June 30, 1997 ("1997 Six Months"). Due to the nature of the Company's business activities, revenues and earnings have and will vary significantly reflecting the results of real estate sales, the acquisition of the Reading Entertainment, Inc. ("REI") Preferred Stock and the December 1997 acquisition of the Agriculture Partnerships. Accordingly, period to period comparisons of operating results will not necessarily be indicative of future financial results.

     The Company's net earnings for the 1998 Quarter amounted to $192,000 or $0.03 per basic share as compared to the net income of $413,000 or $0.06 per basic share for the 1997 Quarter. Net earnings for the 1998 Six Months approximated $563,000 or $0.08 per basic share as compared to $659,000 or $.010 per basic share for the 1997 Six Months. The decrease in net earnings in the 1998 periods as compared to the 1997 periods is generally attributed to increased rental, consulting and management fee income, offset by equity losses from the Agricultural Partnerships and increased general and administrative expenses as described below.

     Rental income amounted to $1,348,000 and $2,714,000 for the 1998 Quarter and 1998 Six Months as compared to $1,271,000 for the 1997 Quarter and $2,395,000 for the 1997 Six Months, respectively. Real estate operating expenses increased to $581,000 in the 1998 Quarter as compared to $506,000 in the 1997 Quarter and increased to $1,100,000 in the 1998 Six Months as compared to $1,005,000 in the 1997 Six Months reflecting slightly higher operating costs. As of June 30, 1998 and 1997, rental properties consisted of two office buildings located in Glendale, California and Phoenix, Arizona. The Glendale property is leased to Disney Enterprises, Inc., and Fidelity Federal Bank, and American Express leases approximately 56% of the Phoenix Building. The increase in rental revenue of $76,000 between the 1998 Quarter and 1997 Quarter and the increase of $319,000 between the 1998 and 1997 Six Months is generally attributable to the increased rental rates which commenced in the 1997 period. Accordingly, the 1998 Six Months includes the impact of such increased rental rates for the entire period. The Disney lease commenced in February 1997 and the increase rental from the two year extension of the American Express lease at increased rates commenced in March 1997. Rental income from these leases amounted to approximately $922,000 (68%) and $943,000 (74%) for the 1998 and 1997 Quarters, respectively, and amounted to approximately $1,995,000 (74%) and $1,631,000 (68%) for the 1998 and 1997 Six Months, respectively. In May 1998, the Company negotiated a five-year extension until March 2004 of the American Express lease at escalating rental rates beginning in 1999 which lease was previously due to expire in March 1999. In connection with the lease extension, the Company paid a lease commission of $431,000, which amount has been capitalized and is being amortized on the straight line method over the five-year term of the lease.

     Consulting income from shareholder amounted to $100,000 and $200,000 in the 1998 Quarter and 1998 Six Months as compared to $78,000 and $120,000 in the 1997 Quarter and the 1997 Six Months, respectively. The Company provides a substantial portion of its executives time providing real estate consulting services to Reading in connection with the development by Reading of multiplex cinemas. The increase in the 1998 periods reflects the additional costs charged by Citadel for such increased services.

     On December 31, 1997, the Company acquired, through its interest in three general partnerships (the "Agricultural Partnerships"), a 40% interest in approximately 1,580 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch (the "Property"). The other two partners in the Partnerships are Visalia LLC (a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, and owned by Mr. Cotter and certain members of his family), which has a 20% interest, and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. The Company accounts for its 40% investment in the Agricultural Partnerships utilizing the equity method of accounting. As the acquisition did not occur until December 31, 1997, there was no impact in the results of operations for the three months and six months ended June 30, 1997.

     The assets acquired included (i) approximately 560 acres of Navel oranges, 205 acres of Valencia oranges, 145 acres of lemons, 32 acres of mineolas and 600 acres of open land currently leased on a short term basis to a third party for the cultivation of annual crops (the "Open Land"), (ii) irrigation systems,
(iii) water rights, (iv) frost prevention systems and (v) the fruit currently on the trees and slated for harvest in 1998. The Big 4 Properties were acquired by the Partnerships (the "Ranch Acquisition") from Prudential Insurance Company of America ("Prudential") on an arms length basis for a purchase price of $6,750,000, plus reimbursement of certain cultural costs approximating $831,000.


     The Ranch Acquisition was financed by prorata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1,080,000), by a $4,050,000 purchase money loan from Prudential, and by an initial crop finance loan by Citadel to the Agricultural Partnerships of approximately $831,000. The loan by Citadel was advanced pursuant to a $1,200,000 Line of Credit Agreement (the "Crop Financing") extended by the Company to the Agricultural Partnerships. Drawdowns under the Crop Financing accrue interest at prime plus 200 basis points, payable quarterly, and were due and payable on August 1, 1998. The Company is finalizing the extension of this loan with the Partnerships under the same terms and conditions for an additional twelve month period. At June 30, 1998 and December 31, 1997, Citadel had advanced approximately $458,000 and $831,000, respectively, under the Crop Financing Line of Credit. For financial statement purposes, the note receivable is included in the Balance Sheet as Note Receivable from Agriculture Partnerships, inclusive of the 40% or $183,000 and $332,000 as of June 30, 1998 and December 31, 1997, respectively, advanced upon Citadel's behalf.


     The operations of the Agriculture Partnerships are impacted by the general seasonal trends that are characteristic of the citrus industries. The Agriculture Partnerships recognizes a majority of their crop sales during the second and to some extent the third calendar quarters following the harvest and sale of these citrus crops. Due to this concentrated activity, the Agriculture Partnership expects net losses in the first and fourth calendar quarters. Included in the Statement of Operations as "Earnings (loss) from investment in and advances to Agriculture Partnerships" is a loss of $107,000 representing the Company's 40% equity share of the Agriculture Partnerships operating results for the six months ended June 30, 1998, net of $44,000 of interest income received pursuant to loans made to the Agriculture Partnerships. The Agriculture Partnerships reported a net loss for the three and six months ended June 30, 1998 of $89,000 and $377,000, respectively, the Company's share for these respective periods amounting to losses of approximately $36,000 and $151,000.

     The Company provides farm operation services to the Agricultural Partnerships for which Big 4 Farming LLC (80% owned by the Company) is paid an amount equal to 5% of the agricultural receipts calculated after the costs of picking, packing and hauling. Such farming management fee amounted to $97,000 and $101,000 for the three and six months ended June 30, 1998, representing $75,000 and $53,000 to the Company after costs and minority interests.

     Interest income (reflected in the Statement of Operations as "Interest income" and "Interest income from shareholders") was comparable between the 1998 and 1997 periods and amounted to $99,000 in the 1998 Quarter and $116,000 in the 1997 Quarter and amounted to $194,000 in the 1998 Six Months and $210,000 in the 1997 Six Months. Included in the Statements of Operations in each of the

1998 and 1997 Quarters and each of the 1998 and 1997 Six Months is dividend income, amounting to approximately $114,000 and $228,000 respectively, from the Company's investment in REI Preferred Stock. The REI Series A Preferred Stock is convertible at any time into shares of REI Common Stock at a conversion price of $11.50 per share. The closing market price of REI Common Stock at June 30, 1998 was $12.75 per share. REI reported net loss applicable to common shareholders of approximately $1,268,000 and $2,702,000 for the 1998 Quarter and 1998 Six Months as compared to a net loss applicable to common shareholders of approximately $522,000 and $173,000 in the 1997 Quarter and the 1997 Six Months, respectively.

     General and administrative expenses increased in the 1998 Quarter and amounted to $569,000 as compared to $300,000 in the 1997 Quarter. General and administrative expenses amounted to $854,000 in the 1998 Six Months as compared to $539,000 in the 1997 Six Months. The increase in general and administrative expenses is primarily a result of second quarter bonuses paid to the Chairman and Vice Chairman amounting to $250,000 and an increase in overhead costs associated with providing farm management services to the Agricultural Partnerships, offset by a reduction in legal expenses.

     Interest expense remained constant in the 1998 periods as compared to the 1997 periods amounting to $246,000 in the 1998 Quarter and $249,000 in the 1997 Quarter and amounting to $495,000 in the 1998 Six Months as compared to $512,000 in the 1997 Six Months, respectively. Two mortgage loans were outstanding for both the 1998 and 1997 periods. The terms of the mortgage loans provide for an adjustable rate of interest, which rate amounted to 10.156% at June 30, 1998.

BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents increased approximately $258,000 from $4,364,000 at December 31, 1997 to $4,622,000 at June 30, 1998. Net cash used in investing activities amounted to $318,000 in the 1998 Six Months and includes leasehold improvements made to rental properties amounting to $178,000 and the purchase of farm equipment of $140,000 by Big 4 Farming, LLC, which was purchased in order to provide services to the Agriculture Partnerships pursuant to the Farming Contract described in Footnote 4 to the financial statements included elsewhere herein. Net cash used in financing activities amounted to $112,000 in the 1998 Six Months and resulted from (i) additional borrowings by the Agriculture Partnerships of approximately $242,000, offset by $615,000 of agricultural loan repayments, (ii) the amortization of long-term mortgage loans of $82,000 and
(iii) commissions amounting to approximately $431,000 paid at the time of the extension of the American Express lease described above.

     Cash and cash equivalents increased in the 1997 Six Months to approximately $449,000 to $6,805,000 at June 30, 1997. Net cash provided by investing activities amounted to $783,000 in the 1997 Six Months and was comprised of approximately $1,128,000 provided from the sale of a rental property, offset by $345,000 used to make leasehold improvements to real estate properties. Net cash used in financing activities amounted to $830,000 in the 1997 Six Months and resulted from the repayment of long-term mortgage loans, inclusive of the mortgage on the property sold in January 1997.

     The Company expects that its sources of funds in the near term will include
(i) cash on hand and related interest income, (ii) cash flow from the operations of its two real estate properties, (iii) consulting fee income from Reading,
(iv) a preferred stock dividend, payable quarterly, from REI amounting to approximately $455,000, annually and (v) refinancing proceeds. The Company does not expect to have cash flow from its investment in the Agriculture Partnerships in the near future.

     In the short term, uses of funds are expected to include (i) funding of the Glendale Building leasehold and tenant improvements of approximately $2,200,000, (ii) operating expenses, and (iii) debt service pursuant to the property mortgages. As part of the Big 4 Ranch, Inc., spin off, the Company agreed to provide a $200,000 line of credit to that company. To date, no loans have been requested with respect to this commitment. In addition, the Company provided an agricultural line of credit to the Agriculture Partnerships of $1,200,000. The line of credit expired on August 1, 1998 and the Company is finalizing the extension of such loans under the same terms and conditions for an additional twelve month period. As of August 1, 1998, $458,000 was outstanding under the line of credit. Once the extension of the line of credit is finalized, the Company expects over the terms of the facility to receive additional requests for borrowings of up to the total $1,200,000 credit line.

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

                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 1 - LEGAL PROCEEDINGS
--------------------------

     For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company's Form 10-K for the fiscal year ended December 31, 1997.

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


                          CITADEL HOLDING CORPORATION
                          ---------------------------


By:  /s/ Steve Wesson
     ------------------------------------------
     Steve Wesson
     President and Chief Executive Officer
     August 13, 1998


     /s/ S. Craig Tompkins
     ------------------------------------------
     S. Craig Tompkins
     Principal Accounting Officer
     August 13, 1998