Form 10-Q
period 1998-09-30
CITADEL HOLDING CORP
filed 1998-11-17
CIK 716634

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

   For the quarterly period ended:  September 30, 1998

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

                       Yes  X       No
                           ---        ----
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 1998, there were 6,669,924 shares of Common Stock, $0.01 par value per share outstanding.

================================================================================

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                     Page
                                                                                     ----
PART 1.   Financial Information
------

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
          and December 31, 1997....................................................    3

          Consolidated Statements of Operations for the Three and Nine Months Ended
          September 30, 1998 and 1997 (Unaudited)..................................    4

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1998 and 1997 (Unaudited)..................................    5

          Notes to Consolidated Financial Statements...............................    6

Item 2.   Management's Discussion and Analysis of the Consolidated
          Statements of Operations.................................................   14


PART 2.   Other Information
------

Item 1.   Legal Proceedings........................................................   18
Item 2.   Changes in Securities....................................................   18
Item 3.   Defaults Upon Senior Securities..........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders......................   18
Item 5.   Other Information........................................................   18
Item 6.   Exhibits and Reports on Form 8-K.........................................   18

Signatures.........................................................................   19

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,           DECEMBER 31,
ASSETS                                                               1998                   1997
                                                                 ------------------------------------
                                                                      (IN THOUSANDS OF DOLLARS)
ASSETS
Cash and cash equivalents                                          $  5,471                $  4,364
Rental property, less accumulated depreciation                        7,701                  13,652
Rental property held for sale                                         5,915                      --
Investment in shareholder affiliate                                   7,000                   7,000
Equity investment in Agriculture Partnerships                           794                   1,129
Note receivable from Agriculture Partnerships                           458                     831
Capitalized leasing costs, net                                        1,626                   1,384
Other receivables                                                       252                      94
Other assets                                                            815                     406
                                                                   --------                --------
     Total assets                                                  $ 30,032                $ 28,860
                                                                   ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Security deposits payable                                          $     93                $     90
Accounts payable and accrued liabilities                              1,497                   1,009
Deferred rental revenue                                                 267                     312
Mortgage notes payable                                                9,270                   9,395
Minority interest                                                        43                      --
                                                                   --------                --------
     Total liabilities                                               11,170                  10,806

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Serial preferred stock, par value $.01, 5,000,000
  shares authorized, 3% Cumulative Voting
  Convertible, none outstanding                                          --                      --
Serial preferred stock, par value $.01, 5,000,000
  shares authorized, Series B 3% Cumulative Voting
  Convertible, none outstanding                                          --                      --
Common Stock, par value $.01, 20,000,000 shares
  authorized, 6,669,924 issued and outstanding                           67                      67
Additional paid-in capital                                           59,603                  59,603
Accumulated (deficit)                                               (38,810)                (39,618)
Note receivable from stockholder upon common stock
  issuance                                                           (1,998)                 (1,998)
                                                                   --------                --------
     Total stockholders' equity                                      18,862                  18,054
                                                                   --------                --------

Total liabilities and stockholders' equity                         $ 30,032                $ 28,860
                                                                   ========                ========


          See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                                       1998                1997                1998                1997
                                                  ------------------------------------------------------------------------
                                                                           (IN THOUSANDS OF DOLLARS,
                                                                           EXCEPT PER SHARE AMOUNTS)
Revenues:
  Rental income                                       $1,369              $1,318              $4,083              $3,712
  Farming management fee                                   4                  --                 105                  --
  Consulting fees from shareholder                       100                  60                 300                 180
                                                      ------              ------              ------              ------
                                                       1,473               1,378               4,488               3,892
                                                      ------              ------              ------              ------

Expenses:
  Real estate operating expenses                         579                 543               1,679               1,527
  Depreciation and amortization                          130                 102                 307                 301
  Interest expense                                       244                 249                 739                 761
  General and administrative expenses                    201                 284               1,055                 821
                                                      ------              ------              ------              ------
     Total expenses                                    1,154               1,178               3,780               3,410
                                                      ------              ------              ------              ------

Dividends from investment in Reading                     113                 114                 341                 341
Interest income                                           59                  65                 166                 238
Interest income from shareholder                          42                  43                 129                  81
Earnings (loss) from investment in and
  advances to Agriculture Partnerships                  (164)                 --                (271)                 --

Minority interest                                         (4)                 --                 (15)                 --
Gain (loss) on sale of properties                         --                  --                  --                 (16)
                                                      ------              ------              ------              ------

Earnings before income taxes                             365                 422               1,058               1,126
Provision for income taxes                              (120)                (15)               (250)                (60)
                                                      ------              ------              ------              ------
Net earnings                                          $  245              $  407              $  808              $1,066
                                                      ======              ======              ======              ======

Basic earnings per share                               $0.04               $0.06               $0.12               $0.17
                                                      ------              ------              ------              ------
Diluted earnings per share                             $0.04               $0.06               $0.12               $0.17
                                                      ------              ------              ------              ------

          See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             1998                      1997
                                                                          ------------------------------------
                                                                               (IN THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
 Net earnings                                                               $  808                    $1,066
   Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation                                                                307                       301
   Loss on sale of rental property                                              --                        16
   Equity loss from Agriculture Partnerships                                   325                        --
   Amortization of deferred leasing costs                                      193                       160
   Amortization of deferred loan costs                                          26                        39
   Minority interest                                                            15                        --
   Changes in operating assets and liabilities:
     Decrease (increase) in other receivables                                 (158)                      218
     Decrease (increase) in other assets                                      (314)                      112
     Increase (decrease) in security deposits                                    3                        15
     Increase (decrease) in liabilities and deferred rent                      443                      (695)
                                                                            ------                    ------
Net cash provided by (used in) operating activities                          1,648                     1,232

INVESTING ACTIVITIES
 Purchase of equipment                                                        (153)                       --
 Purchase deposit for real estate interest                                      --                      (250)
 Proceeds from sale of property                                                 --                     1,128
 Purchase of and additions to real estate                                     (233)                     (583)
                                                                            ------                    ------
Net cash provided by (used in)investing activities                            (386)                      295

FINANCING ACTIVITIES
 Payment of loans by Agriculture Partnerships                                  615                        --
 Commissions paid on leases                                                   (431)                       --
 Short-term loans to Agriculture Partnerships                                 (242)                       --
 Proceeds from minority interest in Big 4 Farming LLC                           28                        --
 Repayments of long-term borrowings                                           (125)                     (868)
                                                                            ------                    ------
Net cash (used in) financing activities                                       (155)                     (868)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,107                       659
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             4,364                     6,356
                                                                            ------                    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $5,471                    $7,015
                                                                            ======                    ======

SUPPLEMENTAL DISCLOSURES:
Interest paid during the nine months ended September 30, 1998 and 1997 was $720,000 and $723,000, respectively. During the nine months ended September 30, 1997, the Company issued 666,000 shares of common stock in exchange for a secured note receivable amounting to $1,998,000.

          See accompanying notes to consolidated financial statements

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998

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

     In October 1996, the Company contributed cash in the amount of $7,000,000 to Reading Entertainment, Inc. ("REI" and collectively with its consolidated affiliates, "Reading") in exchange for 70,000 shares of REI Series A Voting Cumulative Convertible Preferred Stock (the "REI Preferred Stock") and an option to transfer all or substantially all (subject to certain limitations) of its assets to REI for REI Common Stock (the "Asset Put Option"). The Company accounts for its investment in REI at cost.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of September 30, 1998 and December 31, 1997 and the results of operations and its cash flows for the periods ended September 30, 1998 and 1997. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the entire year.

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

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 1998

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at September 30, 1998 is approximately $4,777,000 which is being held in institutional money market mutual funds.

Basic Earnings Per Share
------------------------

     Basic earnings per share is based on 6,669,924 shares, the weighted average number of shares outstanding during the three months ended September 30, 1998 and 1997, respectively, and for the nine months ended September 30, 1998 and 1997 is based on 6,669,924 and 6,425,968 shares, respectively. Diluted earnings per share is based on 6,689,076 and 6,689,456, the weighted average number of shares of common stock and potential common shares outstanding during the three and nine months ended September 30, 1998, respectively, and is based on 6,669,924 and 6,425,968 shares for the three and nine months ended September 30, 1997, respectively. Stock options to purchase 53,000 shares of Common Stock were outstanding during 1998 and 1997 at a weighted average exercise price of $2.81 per share and a Warrant to purchase 666,000 shares of Common Stock at $3.00 per share was outstanding until April 1997, at which time the warrant was exercised. The calculations of the diluted weighted average number of shares outstanding for the three and nine months ended September 30, 1998 include the effect of such stock options amounting to 19,152 and 19,532 shares, respectively. The Warrants and Stock options were anti-dilutive during the 1997 periods.

NOTE 2 - RENTAL PROPERTY AND RENTAL PROPERTY HELD FOR SALE
----------------------------------------------------------

     The Company's rental property and rental property held for sale at September 30, 1998 and December 31, 1997 consist of the following:

                                                           SEPTEMBER 30,             DECEMBER 31,
                                                              1998                      1997
                                                              ----                      ----
                                                                       (IN THOUSANDS)
                                                           -------------------------------------
Rental Property:
  Land                                                       $ 2,951                   $ 4,439
  Building and improvements                                    5,252                    10,096
                                                             -------                   -------
    Total                                                      8,203                    14,535
  Less accumulated depreciation                                 (502)                     (883)
                                                             -------                   -------
  Rental property, net                                       $ 7,701                   $13,652
                                                             =======                   =======

PROPERTY HELD FOR SALE:
  Land                                                       $ 1,488                   $    --
  Building and improvements                                    5,077                        --
                                                             -------                   -------
    Total                                                      6,565                        --
  Less:  Accumulated depreciation                               (650)                       --
                                                             -------                   -------
    Property held for sale, net                              $ 5,915                   $    --
                                                             =======                   =======

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 1998

     At December 31, 1997, rental properties consisted of two office buildings located in Glendale, California and Phoenix, Arizona. During the third quarter of 1998, the Company commenced efforts to sell the office building located in Arizona and, accordingly, has classified such property as "Rental property held for sale" at September 30, 1998. Rental income and real estate operating expenses from the property held for sale for the Nine Months ended September 30, 1998 amounted to approximately $2,430,000 and $1,168,000, respectively. At September 30, 1998, capitalized leasing and commission costs related to this property amounted to approximately $515,000 and such property is encumbered by a mortgage in the amount of approximately $4,250,000. The Company is currently in negotiations with interested parties for the sale of that property at a price significantly in excess of the carrying value of that property. No assurance can be made that a sale will occur.

     In February 1997, the Company leased approximately 87% of the California rental property to Disney Enterprises ("Disney"). Amongst other lease provisions, the lease provides that the Company contribute an additional $1,950,000 towards tenant improvements. As of September 30, 1998, Disney has not requested that such capital expenditures be made by the Company.

NOTE 3 - INVESTMENT IN SHAREHOLDER AFFILIATE
--------------------------------------------

     At September 30, 1998 and December 31, 1997, the Company owned 70,000 shares of the Series A Preferred Stock of Reading Entertainment, Inc. ("REI") and the Asset Put Option described in greater detail below. The REI Preferred Stock has (i) a liquidation preference of $100 per share or $7,000,000 ("Stated Value"), (ii) bears a cumulative dividend of 6.5%, payable quarterly, and (iii) is convertible into shares of REI Common Stock at a conversion price of $11.50 per share. The closing price of REI stock on September 30, 1998 was approximately $8.375 per share. REI, may at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108% and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001 (provided the Company has not exercised the Asset Put Option), or in the event of change of control of REI to require REI to repurchase the REI Series A Preferred Stock for its aggregate Stated Value plus accumulated dividends. In addition, if REI fails to pay dividends for four quarters, the Company has the option to require REI to repurchase such shares at their aggregate liquidation value plus accumulated dividends.

     The Asset Put Option is exercisable any time through a date thirty days after REI's Form 10-K is filed with respect to its year ended December 31, 1999, and gives the Company the right to exchange, for shares of REI Common Stock, all or substantially all of the Company's assets, as defined, together with any debt encumbering such assets (the "Asset Put"). In exchange for up to $20,000,000 in aggregate appraised value of the Company's assets on the exercise of the Asset Put Option, REI is obligated to deliver to the Company that number of shares of REI Common Stock determined by dividing the value of the Company's assets by $12.25 per share. If the appraised value of the Company's assets is in excess of $20,000,000, REI is obligated to pay for the excess by issuing Common Stock at the then fair market value up to a maximum of $30,000,000 of assets. If the average trading price of REI Common Stock exceeds 130% of the then applicable exchange price for more than 60 days, then the exchange price will thereafter be the fair market of the REI Common Stock from time to time, unless the Company exercises the Asset Put within 120 days of receipt of notice from REI of the occurrence of such average trading price over such 60 day period.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 1998

     The Company accounts for its investment in REI at cost. Included in the Statements of Operations for both the three months and nine month periods ended September 30, 1998 and 1997 is "Dividends from investment in Reading" of approximately $113,000 and $341,000, respectively.

     As of September 30, 1998, the Company and Craig Corporation ("Craig"), a shareholder affiliate of the Company, hold in the aggregate approximately 83% of the voting power of REI, with Craig's holdings representing approximately 78% of the voting power of REI and the Company's holdings representing approximately 5% of such voting power. At September 30, 1998, REI holds 2,113,673 shares or approximately 32% of the Company's Common Stock and Craig holds 1,096,106 shares or approximately 16% of the Company's Common Stock.

     Summarized financial information of REI and subsidiaries as of September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and 1997 follows:


CONDENSED BALANCE SHEETS:                                   SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                                            ------------------       -----------------
                                                                           (IN THOUSANDS)
                                                            ------------------------------------------

Cash and cash equivalents                                         $ 65,961                 $ 92,870
Other current assets                                                 1,995                    7,433
Equity investment in Citadel                                         6,885                    4,903
Property and equipment, net                                         52,997                   40,312
Intangible assets                                                   23,799                   24,957
Other assets                                                        11,403                    7,537
                                                                  --------                 --------
  Total assets                                                    $163,040                 $178,012
                                                                  ========                 ========

Current liabilities                                               $  5,015                 $ 13,177
Other liabilities                                                    5,810                    5,344
Minority interests                                                   1,969                    2,006
Series A Preferred stock held by Citadel                             7,000                    7,000
Shareholders' equity                                               143,246                  150,485
                                                                  --------                 --------
  Total liabilities and equity                                    $163,040                 $178,012
                                                                  ========                 ========

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 1998


CONDENSED STATEMENT OF OPERATIONS:                      THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                                      1998                1997                1998                 1997
                                                    --------            --------            --------             --------
Revenue:                                                                       (IN THOUSANDS)
  Theater                                            $ 8,775             $ 7,594             $ 25,867             $ 19,937
  Real estate                                             45                  40                  257                  140
                                                     -------             -------             --------             --------
Total revenue                                          8,820               7,634               26,124               20,077
Theater costs                                         (6,704)             (5,765)             (19,918)             (15,533)
Depreciation and amortization                           (968)               (660)              (2,710)              (1,893)
General and administrative                            (2,425)             (2,428)              (6,899)              (6,660)
                                                     -------             -------             --------             --------
(Loss) from operations                                (1,277)             (1,219)              (3,403)              (4,009)
Interest and dividends                                 1,096                 709                3,578                1,782
Earnings from Stater investment                           --               2,086                   --                5,877
Equity in earnings of affiliates                        (114)                 69                   (4)                 204
Other income, net                                       (108)                611                 (556)                 851
                                                     -------             -------             --------             --------
Income (loss) before income taxes                       (403)              2,256                 (385)               4,705
Income taxes                                            (355)               (377)                (762)                (699)
Minority interest                                       (105)               (104)                (263)                (251)
                                                     -------             -------             --------             --------
Net income (loss)                                       (863)              1,775               (1,410)               3,755
Less preferred stock dividends                        (1,078)             (1,078)              (3,233)              (3,231)
                                                     -------             -------             --------             --------
Net income (loss) applicable to
  common shareholders                                $(1,941)            $   697             $ (4,643)            $    524
                                                     =======             =======             ========             ========
Basic (loss) earnings per share                       $(0.26)              $0.09               $(0.62)               $0.07
                                                     =======             =======             ========             ========

NOTE 4 -  EQUITY INVESTMENT AND NOTE RECEIVABLE FROM AGRICULTURAL PARTNERSHIPS
------------------------------------------------------------------------------

     As described in Note 1, the Company acquired in December 1997 a 40% equity interest in the Agricultural Partnerships. On December 31, 1997, the Agricultural Partnerships acquired the Big 4 Properties. The assets acquired included (i) approximately 560 acres of Navel oranges, 205 acres of Valencia oranges, 145 acres of lemons, 32 acres of mineolas and 600 acres of open land currently leased on a short term basis to a third party for the cultivation of annual crops (the "Open Land"), (ii) irrigation systems, (iii) water rights,
(iv) frost prevention systems and (v) the fruit currently on the trees and slated for harvest in 1998. Since December 31, 1997, the Agricultural Partnerships have invested approximately $345,000 in capital improvements to the Big 4 properties including $175,000 for the planting of additional orange trees. The Big 4 Properties were acquired by the Partnerships (the "Ranch Acquisition") from Prudential Insurance Company of America ("Prudential") on an arms length basis for a purchase price of $6,750,000, plus reimbursement of certain cultural costs approximating $831,000.

     The Ranch Acquisition was financed by prorata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1,080,000), by a $4,050,000 purchase money loan from Prudential, and by an initial crop finance loan by Citadel to the Agricultural Partnerships of approximately $831,000. The loan by Citadel was advanced pursuant to a $1,200,000 Line of Credit Agreement (the "Line of Credit") extended by the Company to the Agricultural Partnerships. Drawdowns under the Line of Credit accrue interest at prime plus 100 basis points, payable quarterly, and were due and payable in August 1998. Included in the Statement of Operations as "Earnings (loss) from investment in and advance to Agriculture Partnerships" is interest income earned pursuant to the loan of $30,000 and

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 1998

$54,000 for the three and nine months ended September 30, 1998, respectively. At September 30, 1998 and December 31, 1997, Citadel had advanced approximately $458,000 and $831,000, respectively, under the Line of Credit. For financial statement purposes, the note receivable is included in the Balance Sheet as Note Receivable from Agriculture Partnerships, inclusive of the 40% advanced upon Citadel's behalf amounting to $183,000 and $332,000 as of September 30, 1998 and December 31, 1997, respectively. The Line of Credit expired on August 1, 1998 at which time $458,000 was outstanding. Citadel has entered into an amended Line of Credit, increasing the available line of credit to $1,850,000, under the same terms and conditions for an additional twelve month period. The increase in the line of credit of $650,000 is to principally fund certain capital expenditures including the planting of additional citrus.

     Prior to the spin-off, Big 4 Farming LLC ("Farming", owned 80% by the Company and 20% by Visalia) entered into a two-year farming services agreement (the "Farming Contract") with each of the Partnerships, pursuant to which it provides farm operation services for an initial term of two years. The Visalia minority interest ownership of Farming is included in the Consolidated Balance Sheet at September 30, 1998 as "Minority Interest" in the amount of $43,000. Visalia's portion of Farming's net earnings for the nine months ended September 30, 1998 amounting to $15,000 is included in the Consolidated Statement of Operations as "Minority Interest."

     In consideration of the services provided under the Farming Contract, Farming is to be paid an amount equal to 100% of its costs plus a profit factor equal to 5% of the gross agricultural receipts from the Big 4 Properties, calculated after the costs of picking, packing and hauling. Farming has entered into a contract with Cecelia Packing Corporation ("Ceceila") for certain management consulting, purchasing and bookkeeping services for an initial terms of two years at a fee of $6,000 per month plus reimbursement of certain out-of-pocket expenses. Cecelia will also pack a portion of the fruit produced by the Agricultural Partnerships. At September 30, 1998, the net earnings of Farming were approximately $73,000.

     The Prudential Purchase Money Loan in the amount of $4,050,000 is secured by, among other things, a first priority mortgage lien on the property, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. In order to defer principal payments until January 1, 2002, the Partnerships must make capital improvements to the real property totaling $500,000 by December 31, 2000 and an additional $200,000 by December 31, 2001. If the required capital expenditures are not made, then the Partnerships will be required to make a mandatory prepayment of principal on January 31, 2001 equal to difference between $200,000 and the amount of capital improvements made through December 31, 2000. The purchase money mortgage also imposes a prepayment penalty equal to the greater of (a) one-half of one percent of each prepayment of principal and (b) a present value calculation of the anticipated loss that the note holder will suffer as a result of such prepayment. As of September 30, 1998, the Agricultural Partnerships had made capital expenditures of approximately $345,000 consisting primarily of improvements to irrigation systems and new trees.

     Combined summarized financial information of the three Agricultural Partnerships as of September 30, 1998 and for the three and nine months ended September 30, 1998 follows:

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 1998

CONDENSED BALANCE SHEET:                                      SEPTEMBER 30, 1998
                                                              ------------------
                                                                    (000'S)
Inventories                                                          $  943
Property and equipment, net                                           5,488
Deferred loan costs                                                      93
                                                                     ------
    Total assets                                                     $6,524
                                                                     ======

Accounts payable                                                     $    5
Due to Big 4 Farming LLC (1)                                             25
Line of credit to Citadel                                               458
                                                                     ------
    Current liabilities                                                 488
Mortgage note payable                                                 4,050
Partners capital                                                      1,986
                                                                     ------
    Total assets and liabilities                                     $6,524
                                                                     ======

(1) As described above, Farming provides all farming services to the Agricultural Partnerships pursuant to the Farming Contract. Such services include the contracting for the picking, packing and hauling of the crops. The $25,000 reflected as "Due to Big 4 Farming LLC" at September 30, 1998 represents the amounts due from packing houses on unsettled crop sales to Farming, offset by expenses paid by Farming on behalf of the Agricultural Partnerships.

                                                                THREE MONTHS                NINE MONTHS
STATEMENT OF OPERATIONS:                                            ENDED                      ENDED
                                                              SEPTEMBER 30, 1998        SEPTEMBER 30, 1998
                                                              ------------------        ------------------
                                                                    (000's)                   (000'S)
Sales of crops                                                       $ 237                    $5,124
Costs of sales                                                         395                     4,991
                                                                     -----                    ------
  Gross profit                                                        (158)                      133

General and administrative expense (1)                                 (76)                     (306)
Depreciation                                                          (111)                     (351)
Interest expense, including $30,000 and $54,000 paid to
  Citadel                                                              (90)                     (288)
                                                                     -----                    ------
    Net (loss)                                                       $(435)                   $ (812)
                                                                     =====                    ======

Equity loss - 40% Citadel                                            $(174)                   $ (325)
Interest income from partnership loan                                   10                        54
                                                                     -----                    ------
Net (loss) from investment in and advances to
  Agriculture Partnership                                            $(164)                   $ (271)
Farm management fee, net of costs and minority interest                  6                        58
                                                                     -----                    ------
  Net contribution to Citadel                                        $(158)                   $ (213)
                                                                     =====                    ======

___________________________
     (1) Reflects reimbursement of Partnership fees ($4,000 and $105,000) and expenses for the three and nine months ended September 30, 1998, respectively, to the management company, Big 4 Farming LLC, an 80% owned subsidiary of the Company.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 1998

NOTE 5 - TAXES ON INCOME
------------------------

     The provision for income taxes for three and nine months ended September 30, 1998 amounted to approximately $120,000 and $250,000, respectively, representing a provision for estimated federal and state taxes. The provision for income taxes for the three and nine months ended September 30, 1997 amounted to $15,000 and $60,000, respectively, representing principally alternative minimum tax.

NOTE 6 - COMMON STOCK
---------------------

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's treasury common stock at an exercise price of $3.00 per share of $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note in the amount of $1,998,000 is included in the Balance Sheet as a contra equity account under the caption "Note Receivable from shareholders" at September 30, 1998 and December 31, 1997. Interest is payable quarterly in arrears at the prime rate computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 and 120 days following the Company's written demand for payment. Interest income from the Craig secured Note amounted to approximately $42,000 and $129,000 for the three and nine months ended September 30, 1998 and amounted to $43,000 and $81,000 for both the three and nine months ended September 30, 1997. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following is a comparison of the results of operations for the three months ended September 30, 1998 ("1998 Quarter") with the three months ended September 30, 1997 ("1997 Quarter") and a comparison of the result of operations for the nine months ended September 30, 1998 ("1998 Nine Months") with the nine months ended September 30, 1997 ("1997 Nine Months"). Due to the nature of the Company's business activities, revenues and earnings have and will vary significantly reflecting the results of real estate sales, the acquisition of the Reading Entertainment, Inc. ("REI") Preferred Stock and the December 1997 acquisition of the Agriculture Partnerships. Accordingly, period to period comparisons of operating results will not necessarily be indicative of future financial results.

     The Company's net earnings for the 1998 Quarter amounted to $245,000 or $0.04 per basic share as compared to the net income of $407,000 or $0.06 per basic share for the 1997 Quarter. Net earnings for the 1998 Nine Months approximated $808,000 or $0.12 per basic share as compared to $1,066,000 or $0.17 per basic share for the 1997 Nine Months. The decrease in net earnings in the 1998 periods as compared to the 1997 periods is generally attributed to increased rental, consulting and management fee income, offset by equity losses from the Agricultural Partnerships and increased general and administrative expenses as described below.

     As of September 30, 1998 and 1997, rental properties consisted of two office buildings located in Glendale, California and Phoenix, Arizona. The Glendale property is leased to Disney Enterprises, Inc., and Fidelity Federal Bank, and American Express leases approximately 56% of the Phoenix Building. During the third quarter of 1998, the Company entered into negotiations to sell the Arboleda building. While no assurances can be made, the Company hopes to finalize a sale of the Arboleda building prior to December 31, 1998, for an amount in excess of the carrying value of such property. Accordingly, rental income and related operating expenses in future periods will decrease significantly. Retail income from the Arboleda building amounted to approximately $1,368,000 and $2,430,000 for the 1998 Quarter and 1998 Nine Months, respectively and real estate operating expenses for the Arboleda building amounted to $438,000 and $1,168,000 for the same respective periods.

     Rental income amounted to $1,369,000 and $4,083,000 for the 1998 Quarter and 1998 Nine Months as compared to $1,318,000 and $3,712,000 for the 1997 Quarter and Nine Months, respectively. Real estate operating expenses increased to $579,000 in the 1998 Quarter as compared to $543,000 in the 1997 Quarter and increased to $1,679,000 in the 1998 Nine Months as compared to $1,527,000 in the 1997 Nine Months reflecting slightly higher operating costs. The increase in rental revenue of $51,000 between the 1998 Quarter and 1997 Quarter and the increase of $371,000 between the 1998 and 1997 Nine Months is generally attributable to the increased rental rates which commenced in the 1997 period. The Disney lease commenced in February 1997 and the increase rental from the two year extension of the American Express lease at increased rates commenced in March 1997. Accordingly, the 1998 Nine Months includes the impact of such increased rental rates for the entire period.

     Consulting income from shareholder amounted to $100,000 and $300,000 in the 1998 Quarter and 1998 Nine Months as compared to $60,000 and $180,000 in the 1997 Quarter and the 1997 Nine Months, respectively. A substantial portion of the time of the Company's executive officers is spent providing real estate consulting services to REI in connection with the development by REI of multiplex

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 1998

cinemas for which the Company is paid a fee. The increase in the 1998 periods reflects the additional costs charged by Citadel for such increased services.

     On December 31, 1997, the Company acquired, through its interest in three general partnerships (the "Agricultural Partnerships"), a 40% interest in approximately 1,580 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch (the "Property"). The other two partners in the Partnerships are Visalia LLC (a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, and owned by Mr. Cotter and certain members of his family), which has a 20% interest, and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. The Company accounts for its 40% investment in the Agricultural Partnerships utilizing the equity method of accounting. As the acquisition did not occur until December 31, 1997, there was no impact in the results of operations for the three months and nine months ended September 30, 1997.

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

     The Ranch Acquisition was financed by prorata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1,080,000), by a $4,050,000 purchase money loan from Prudential, and by an initial crop finance loan by Citadel to the Agricultural Partnerships of approximately $831,000. The loan by Citadel was advanced pursuant to a $1,200,000 Line of Credit Agreement (the "Line of Credit") extended by the Company to the Agricultural Partnerships. Drawdowns under the Line of Credit accrue interest at prime plus 100 basis points, payable quarterly, and were due and payable on August 1, 1998. The Company has amended this loan with the Partnerships increasing the line of credit to $1,850,000 under the same terms and conditions for an additional twelve month period. The increase in the line of credit of $650,000 is to principally fund certain capital expenditures including the planting of additional citrus. At September 30, 1998 and December 31, 1997, Citadel had advanced approximately $458,000 and $831,000, respectively, under the Line of Credit. Since December 31, 1997 through September 30, 1998, the Agricultural Partnerships have invested approximately $345,000 in capital improvements to the Big 4 properties including $175,000 for the planting of additional orange trees. For financial statement purposes, the note receivable is included in the Balance Sheet as Note Receivable from Agriculture Partnerships, inclusive of the 40% or $183,000 and $332,000 as of September 30, 1998 and December 31, 1997,
respectively, advanced upon Citadel's behalf.

     The operations of the Agriculture Partnerships are impacted by the general seasonal trends that are characteristic of the citrus industries. The Agriculture Partnerships recognizes a majority of their crop sales during the second calendar quarter following the harvest and sale of these citrus crops. Due to this concentrated activity, the Agriculture Partnership expects net losses in the first, third and fourth calendar quarters. Included in the Statement of Operations as "Earnings (loss) from investment in and advances to Agriculture Partnerships" is a loss of $271,000 representing the Company's 40% equity share of the Agriculture Partnerships operating results for the nine months ended September 30, 1998, net of $54,000 of interest income received pursuant to loans made to the Agriculture Partnerships. The Agriculture Partnerships reported a net loss for the three and nine months ended September 30, 1998 of $435,000 and $812,000, respectively, the Company's share for these respective periods amounting to losses of approximately $174,000 and $325,000.

     The Company provides farm operation services to the Agricultural Partnerships for which Big 4 Farming LLC (80% owned by the Company) is paid an amount equal to 5% of the agricultural receipts calculated after the costs of picking, packing and hauling. Such farming management fees amounted to approximately $4,000 and $105,000 for the three and nine months ended September 30, 1998.

     Interest income (reflected in the Statement of Operations as "Interest income" and "Interest income from shareholders") was comparable between the 1998 and 1997 periods and amounted to $101,000 in the 1998 Quarter and $108,000 in the 1997 Quarter and amounted to $295,000 in the 1998 Nine Months and $319,000 in the 1997 Nine Months. Included in the Statements of Operations in each of the 1998 and 1997 Quarters and each of the 1998 and 1997 Nine Months is dividend income amounting to approximately $115,000 and $341,000, respectively, from the Company's investment in REI Preferred Stock. The REI Series A Preferred Stock is convertible at any time into shares of REI Common Stock at a conversion price of $11.50 per share. The closing market price of REI Common Stock at September 30, 1998 was $8.375 per share. REI reported net loss applicable to common shareholders of approximately $1,941,000 and $4,643,000 for the 1998 Quarter and 1998 Nine Months as compared to a net income applicable to common shareholders of approximately $697,000 and $524,000 in the 1997 Quarter and the 1997 Nine Months, respectively.

     General and administrative expenses decreased in the 1998 Quarter and amounted to $201,000 as compared to $284,000 in the 1997 Quarter. General and administrative expenses amounted to $1,055,000 in the 1998 Nine Months as compared to $821,000 in the 1997 Nine Months. The increase in general and administrative expenses in the 1998 Nine Months as compared to the 1997 Nine Months is primarily a result of second quarter bonuses paid to the Chairman and Vice Chairman amounting to $250,000 and an increase in overhead costs associated with providing farm management services to the Agricultural Partnerships, offset by a reduction in legal expenses.

     Interest expense remained constant in the 1998 periods as compared to the 1997 periods amounting to $244,000 in the 1998 Quarter and $249,000 in the 1997 Quarter and amounting to $739,000 in the 1998 Nine Months as compared to $761,000 in the 1997 Nine Months, respectively. Two mortgage loans were outstanding for both the 1998 and 1997 periods. The terms of the mortgage loans provide for an adjustable rate of interest, which rate amounted to 10.125% at September 30, 1998.

     The provision for income taxes for three and nine months ended September 30, 1998 amounted to approximately $120,000 and $250,000, respectively, representing a provision for estimated federal and state taxes. The provision for income taxes for the three and nine months ended September 30, 1997 amounted to $15,000 and $60,000, respectively, representing principally alternative minimum tax.

BUSINESS PLAN, CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents increased approximately $1,107,000 from $4,364,000 at December 31, 1997 to $5,471,000 at September 30, 1998. Net cash used in investing activities amounted to $386,000 in the 1998 Nine Months and includes leasehold improvements made to rental properties amounting to $233,000 and the purchase of farm equipment of $153,000 by Big 4 Farming, LLC, which was purchased in order to provide services to the Agriculture Partnerships pursuant to the Farming Contract described in Footnote 4 to the financial statements included elsewhere herein. Net cash used in financing activities amounted to $155,000 in the 1998 Nine Months and resulted from (i) additional borrowings by the Agriculture Partnerships of approximately $242,000, offset by $615,000 of agricultural loan repayments, (ii) the amortization of long-term mortgage loans of $125,000 and (iii) commissions amounting to approximately $431,000 paid at the time of the extension of the American Express lease described above.

     Cash and cash equivalents increased in the 1997 Nine Months by approximately $659,000 to $7,015,000 at September 30, 1997. Net cash provided by investing activities amounted to $295,000 in the 1997 Nine Months and was comprised of approximately $1,128,000 provided from the sale of a rental property, offset by $583,000 used to make leasehold improvements to real estate properties and payment of $250,000 for a deposit with respect to the acquisition of the Agricultural Partnerships. Net cash used in financing activities amounted to $868,000 in the 1997 Nine Months and resulted from the repayment of long-term mortgage loans, inclusive of the mortgage on the property sold in January 1997.

     The Company expects that its sources of funds in the near term will include
(i) cash on hand and related interest income, (ii) cash proceeds from the sale of the Arboleda building net of the mortgage repayment and estimated federal and state taxes, (iii) cash flow from the operations of its remaining real estate properties, (iv) consulting fee income from REI, and (v) a preferred stock dividend, payable quarterly, from REI amounting to approximately $455,000, annually, and (vi) possible refinancing proceeds. The Company does not expect to have cash flow from its investment in the Agriculture Partnerships in the near future.

     In the short term, uses of funds are expected to include (i) funding of the Glendale Building leasehold and tenant improvements of approximately $1,950,000,
(ii) operating expenses, and (iii) debt service pursuant to the property mortgages. As part of the Big 4 Ranch, Inc., spin off, the Company agreed to provide a $200,000 line of credit to that company. To date, no loans have been requested with respect to this commitment. In addition, the Company has provided a line of credit to the Agriculture Partnerships of $1,850,000. As of September 30, 1998, $458,000 was outstanding under the line of credit. The Company expects over the terms of the facility to receive additional requests for borrowings of up to the total $1,850,000 credit line.

     Management believes that the Company's sources of funds will be sufficient to meet its cash flow requirements for the foreseeable future. The October 1996 acquisition of the REI Series A Preferred Stock and the Asset Put Option, provided the Company with the opportunity to make an initial investment in the Beyond-the-Home segment of the entertainment industry, and the ability thereafter, to review the implementation by REI of its business plan and, if it approves of the progress made by REI, to make a further investment in this industry through the exercise of its Asset Put Option to exchange all or substantially all of its assets for REI Series A Common Stock. The Company has the right to require REI to redeem the REI Preferred Stock after October 15, 2001 or sooner if REI fails to pay dividends on such securities for four quarters.

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


                          CITADEL HOLDING CORPORATION
                          ---------------------------


By:  /s/ Steve Wesson
     -------------------------------------
     Steve Wesson
     President and Chief Executive Officer
     November 13, 1998


     /s/ S. Craig Tompkins
     -------------------------------------
     S. Craig Tompkins
     Principal Accounting Officer
     November 13, 1998