Form 10-K
period 1998-12-31
CITADEL HOLDING CORP
filed 1999-03-31
CIK 716634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               -----------------
                                   FORM 10-K
                                   (Mark One)

 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1998
                                      OR
 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from _______ to ______

                          Commission File No. 1-8625
                               -----------------
                          CITADEL HOLDING CORPORATION
            (Exact name of registrant as specified in its charter)

                           DELAWARE                                                     95-3885184
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification Number)

                  550 South Hope Street, Suite 1825                                        90071
                         Los Angeles, CA                                                 (Zip Code)
               (Address of principal executive offices)

      Registrant's telephone number, including Area Code:  (213) 239-0540

          Securities Registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
--------------------------------------------------------------------------------
    Common Stock, $0.01 par value            American Stock Exchange


  Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___.
                                        ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K. [____]

  The aggregate market value of voting stock held by non-affiliates of the Registrant was $12,327,000 as of March 26, 1999.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 25, 1999, there were 6,669,924 shares of Common Stock, par value $.01 per share outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                          CITADEL HOLDING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998
                                     INDEX
--------------------------------------------------------------------------------

                                                                                          Page
PART I.
Item 1.        Business                                                                      1
Item 2.        Properties                                                                   10
Item 3.        Legal Proceedings                                                            11
Item 4.        Submission of Matters to a Vote of Security Holders                          12

PART II.
Item 5.        Market for the Registrant's Common Stock and Related Stockholder Matters     13
Item 6.        Selected Financial Data                                                      14
Item 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ("MD&A")                                         15
Item 8.        Financial Statements and Supplementary Data                                  22
Item 9.        Change in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                         44

PART III.
Item 10.       Directors and Executive Officers of the Registrant                           45
Item 11.       Executive Compensation                                                       46
Item 12.       Security Ownership of Certain Beneficial Owners and Management               49
Item 13.       Certain Relationships and Related Transactions                               50

PART IV.
Item 14.       Exhibits, Financial Statement Schedule, and Reports on Form 8-K              52
               Signatures                                                                   57


                                     PART I

ITEM 1:   BUSINESS

General

     Citadel Holding Corporation, a Delaware corporation ("Citadel" and collectively with its wholly owned subsidiaries, the "Company") was organized in 1983 and has been engaged in recent periods primarily in the business of owning and managing its principally real estate intensive businesses and in the offering of various real estate consulting services to its affiliates. The Company currently owns two office buildings located in Phoenix, Arizona and Glendale, California. During 1996, the Company invested $7 million to acquire 70,000 shares of the Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and the Asset Put Option described below (the "Reading Investment Transaction"). Reading is engaged in the "Beyond-the-Home" or real estate based segment of the entertainment industry. In December 1997, the Company purchased a 40% partnership interest (the "Agricultural Partnership Interests") in each of three general partnerships (the "Agricultural Partnerships") formed to acquire certain agricultural properties located in the Central Valley of California and commonly known as the Big 4 Ranch (the "Big 4 Properties"), and an 80% equity interest in Big 4 Farming, LLC (a newly formed farm operating company, created to provide farming services to the Agricultural Partnerships with respect to the Big 4 Properties and referred to herein as "Farming"). During 1998, the Company purchased, for approximately $1 million, an 11.6% interest in Gish Biomedical, Inc. ("Gish"), a company engaged primarily in the business of developing, manufacturing and distributing cardio-vasicular devices. In March 1999, the Company increased its interest in Gish to 13.25%. At December 31, 1998, the Company's had assets with a book value of approximately $35 million, subject to long term liabilities of $9.4 million. Until April 1994, Citadel was engaged principally in the business of serving as the holding company for Fidelity Federal Bank, FSB ("Fidelity").

     Citadel currently intends, at least for the near term, to continue to manage its commercial real estate and agricultural properties, to provide real estate consulting services to its affiliates, and to monitor the progress of Reading in its real estate based entertainment business. Depending upon the success of Reading in the implementation of its business plan, the Company may exercise its Asset Put Option or elect to hold or dispose of its current preferred stock interest in Reading, or to convert such preferred stock interest into Reading common stock pursuant to the exercise of the conversion feature of such preferred stock and/or to hold or dispose of such Reading common stock. Alternatively or additionally, the Company may seek or consider, if offered, some further transaction or transactions with its shareholder affiliates, Reading and/or Craig Corporation ("CC" and collectively with its wholly owned subsidiaries "Craig") which would permit the Company's stockholders to further participate, directly or indirectly, in Reading's "Beyond-the-Home" entertainment business. The Company may, from time to time, also consider other transactions. The Gish transaction was a departure from the traditional business activities of the Company. The determination to purchase the Gish interest was based upon a variety of factors including the belief by management of the Company that the stock was undervalued, the fact that the transaction provided the Company with the opportunity to acquire a meaningful stake in Gish, in essence, in a single transaction, and the fact that a third party, Value Asset Fund Limited Partnership ("VAF"), was at the same time acquiring a similarly sized interest in Gish. Collectively, VAF and the Company currently own approximately 26.5% of the outstanding shares of Gish. The management of VAF is well known to and respected by the Chairman of the Board of the Company, and presented the Gish Transaction to the Company.

Commercial Real Property Ownership and Management Activities

     Since April 1994, the Company has been principally involved in the ownership and management of its real estate interests, and in the provision of real estate consulting services to Reading. The Company has, over the past four years, disposed of three multi-family residential properties, one office building and certain open land. During the same period, it has acquired two properties, the office buildings located in Phoenix, Arizona and Glendale, California. In March 1999 the Company entered into a Purchase and Sale agreement to sell the office building located in Phoenix, Arizona for approximately $20,000,000. However, that contract is subject to usual and customary closing conditions and no assurance can be given that the Phoenix, Arizona building will be sold at this price. Due in large part to the competition presented by substantially larger and tax benefited real estate investment trusts ("REITs"), the Company believes it doubtful that it will be able to effectively compete in the market for the ownership of commercial properties. Nor does the Company believe it likely that it would be able to effectively compete in the market to provide property management services with respect to properties owned by others, given the significant and well established competition in this area. Accordingly, the Company has been open to other opportunities to invest in primarily real estate intensive businesses that may offer the Company greater returns than competing with REITs for commercial properties or competing with well established management companies for property management business. The investments in the Reading Series A Preferred Stock and the Agricultural Partnerships, discussed in greater detail below, were in the view of the Company two such opportunities.

     Since 1995, a substantial portion of the executive time of the Company has been spent providing real estate consulting services to Reading in connection with the development by Reading of multiplex cinemas in Puerto Rico, Australia, New Zealand and the United States, and the development of entertainment centers in Australia and New Zealand. Real estate consulting services are currently being provided by the Company to Reading under an arrangement pursuant to which Reading reimburses Citadel for its costs in providing such services. During Fiscal 1998, 1997 and 1996, Reading paid to Citadel $398,000, $240,000 and $169,000 respectively, with respect to such consulting services.

Agricultural Activities

     The Company currently has a 40% general partnership interest in three agricultural partnerships (the Agricultural Partnerships"), and 80% membership interest in the farming company, Big 4 Farming, LLC ("Farming"), that manages and farms the properties owned by the Agricultural Partnerships. The Agricultural Partnerships currently own approximately 1,580 acres of property in Kern County, California, of which approximately 980 acres is improved with mature citrus trees. In 1998, the Agricultural Partnerships planted 60 acres of new citrus, and plans to plant an additional 100 acres in 1999.

     In December 1998, the Kern County area suffered a devastating freeze. Substantially all of the Agricultural Partnerships' crop was destroyed. As the crop was not insured against freeze damage, the Agricultural Partnerships have booked a loss of $2,651,000 for 1998 (inclusive of $1,577,000 related to the inventory loss resulting from the freeze), the Company's share of which is $1,061,000. It is to be anticipated that the Agricultural Partnerships will also report a significant loss for 1999, as they will not receive any crop revenues until the second quarter of 2000. As Farming's profit is tied to the agricultural results of the Agricultural Partnerships, it is not anticipated that Farming will report any income for 1998 and 1999.

     Citadel is the principal source of funding for the operations of the Agricultural Partnerships. The costs of the destroyed crop were funded through a line of credit from Citadel to the Agricultural Partnerships. At March 26, 1999, $1,705,000 had been drawn down under that $1,850,000 line of credit. In addition, at March 26, 1999 the Agricultural Partnership had incurred liabilities of approximately $187,000 which they expect to borrow pursuant to an amended line of credit with the Company. The Agricultural Partnerships do not currently have any source of funds with which to repay that line of credit when it comes due in August 1999, or any funds (other than the remaining undrawn upon balance of the line of credit) with which to cover its 1999 cultural, administrative and interest costs and capital improvement budget currently projected at

$2,640,000. The Company is currently reviewing the situation, but will likely determine to provide the financing required to produce a 1999 crop and to complete the plantings planned for 1999.

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

     On December 31, 1997, the Agricultural Partnerships acquired the Big 4 Properties consisting of approximately 1,580 acres of agricultural land and related improvements. The assets acquired included (i) approximately 560 acres of Navel oranges, 205 acres of Valencia oranges, 145 acres of lemons, 32 acres of minneolas and 600 acres of open land currently leased on a short term basis to a third party for the cultivation of annual crops (the "Open Land"), (ii) irrigation systems, (iii) water rights, (iv) frost prevention systems and (v) the fruit currently on the trees and slated for harvest in 1998. The Big 4 Properties were acquired by the Partnerships (the "Ranch Acquisition") from Prudential Insurance Company of America ("Prudential") on an arms length basis for a purchase price of $6.75 million, plus reimbursement of certain cultural costs approximating $831,000.

     Prior to the Spin-off, Farming entered into a two-year farming services agreement (the "Farming Contract") with each of the Agricultural Partnerships, pursuant to which Farming is obligated to provide all of the day to day farming services necessary to cultivate the citrus orchards located on the Big 4 Properties and, over time, to develop the empty land as may be determined by the Agricultural Partnerships. Under the Farming Contract, Farming is reimbursed for its out-of-pocket costs and is paid a management fee equal to 5% of gross receipts, such gross receipts to be calculated, less costs of picking, packing and hauling. In turn, Farming has entered into a management services contract agreement (the "Cecelia Contract") with Cecelia Packing Corporation ("Cecelia" a company owned by James Cotter) pursuant to which Cecelia has agreed to provide management consulting, purchasing and bookkeeping services to Farming for an initial term of two years at a monthly fee of $6,000, along with reimbursement of certain out-of-pocket expenses, the cost and benefit of which will be passed through to the Agricultural Partnerships. Cecelia also packs a portion of the fruit produced by the Agricultural Partnerships. While the Company has no experience in citrus farming, Cecelia has been engaged in farm management and citrus packing and marketing for more than the past 20 years.

     BRI was initially owned by the shareholders of record of Citadel on December 23, 1997, including Craig Corporation ("CC", and collectively with its wholly owned subsidiaries, "Craig") and Reading. During 1998 Craig and Reading purchased additional shares of BRI increasing their collective ownership in BRI to approximately 49%. In addition Cecelia and a trust for Mr. Tompkin's daughter purchased 210,700 shares or approximately 3.2% of BRI's outstanding securities during 1998.

     Concurrent with the Spin-off, Citadel provided BRI with a working capital line of credit in the amount of $200,000. Pursuant to the Line of Credit Agreement dated December 29, 1997, entered into between the Company and BRI, the Company had agreed to lend up to $200,000 to BRI over a three-year period. Any drawdowns under the line would accrue interest at prime plus 200 basis points, payable quarterly. All principal amounts borrowed are due and payable on December 29, 2002. As of March 20, 1999, no borrowings have occurred. The future of BRI and the collectibility of any Citadel loans due from BRI will be dependent on the future operations of the Agricultural Partnerships.

     The Ranch Acquisition was financed by prorata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1,080,000), by a $4,050,000 purchase money loan from Prudential, and by a crop finance loan by Citadel to the Agricultural Partnerships of approximately $831,000. The loan by Citadel was advanced pursuant to a $1,200,000 Line of Credit Agreement (the "Crop Financing") extended by the Company to the Agricultural Partnerships. Drawdowns under the Crop Financing will accrue interest at prime plus 100 basis points, payable quarterly. The line of credit was increased to $1,850,000 in 1998 and is currently due and payable in August 1999. At December 31, 1998 Citadel had advanced or incurred liabilities of approximately $1,502,000 under the Crop Financing Line of Credit. While under no obligation, it appears likely that Citadel will, as a practical matter, need to renew the Crop Financing in August 1999.

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

     At the present time, approximately 942 acres of the Big 4 Properties is improved with mature orchards, consisting of approximately 560 acres of Navel oranges, 205 acres of Valencia oranges, 145 acres of lemons and 32 acres of minneolas. In 1998, the Agricultural Partnerships planted approximately 60 acres of additional citrus trees. Approximately 540 acres is open land of which is currently anticipated that 100 acres will be planted with additional citrus in 1999. The remaining acreage is used for agricultural support facilities or held for development as additional orchards. During the 1997-1998 season, the Big 4 Properties produced approximately 479,232 cartons of Navel oranges, approximately 164,886 cartons of Valencia oranges, approximately 159,084 cartons of lemons and approximately 33,552 cartons of minneolas, for a total of approximately 836,754 cartons of citrus. As a result of a devastating freeze in 1998, the Big 4 Properties produced almost no marketable crops for the 1998-1999 season.

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

  It is anticipated that the preparation and planting of the Open Land will likely be completed over a period of 5 to 7 years. It was originally anticipated that such preparation and planting would be funded, over time, principally out of the free cash flow generated from the Big 4 Properties. However, as a result of the 1998 freeze, it will be necessary for the Agricultural Partnerships to seek funding from the Company or third parties in order to complete the planting currently planned for 1999. Such improvement will include the installation of additional irrigation systems, the planting of trees and the installation of frost control systems (principally wind machines). The period to maturity varies from variety to variety, but generally speaking it is anticipated that the first commercial crops will be harvested 5 years after the trees are planted.

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

Seasonality

  The agricultural operations of the Agricultural Partnerships will be impacted by the general seasonal trends that are characteristic of the citrus industry. The Agricultural Partnerships anticipate receiving a majority of their net income during the second and third calendar quarters following the harvest and sale of their citrus crops. Due to this concentrated activity, the Agricultural Partnerships anticipate that they will typically show losses in the first and fourth calendar quarters.

Competition

  The agricultural business is highly competitive. The Agricultural Partnerships' competitors include a large number of both large and small independent growers and grower cooperatives, many of which have considerably greater financial resources and experience than the Company. No single grower has a dominant market share in this industry due to, among other things, the regionalized nature of these businesses and limited access to federal water.

Employees

  The Company has a total of seven full-time employees to operate the Big 4 Properties. These employees are provided and supervised by Farming. Certain management consulting, purchasing and bookkeeping is contracted out to Cecelia. Packing and harvesting is also contracted out to independent contractor third parties in accordance with industry practices. Accordingly, it is not anticipated that the Agricultural Partnerships will have any employees, full time or otherwise.

     The success of the Agricultural Partnerships is highly dependent upon Mr. James J. Cotter, who has more than 25 years experience in citrus farming and upon the senior management of Cecelia, which is wholly owned by Mr. Cotter, and which, through its employees, provides senior management, purchasing and bookkeeping services to Farming and through Farming to the Agricultural Partnerships.

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

     The purpose of the Spin-Off was principally to comply with applicable federal laws and regulations ("Water Laws") as administered by the Bureau of Reclamation (the "Bureau") in order to have access to and use of federal water (the "Water Rights") for the operation of the Agricultural Partnerships. Under the Water Laws, no entity with more than 25 stockholders can acquire federal water for more than 640 acres of owned land. Although Citadel has received assurances that the partnership structure being used to own and farm the Big 4 Properties will comply with the Water Laws and not infringe on the Agricultural Partnership's access to the federal water, there can be no assurance that the Bureau and the federal government will not at some future date object to this structure or that the Water Laws will not change, either of which event could have material adverse consequence to the value of the Big 4 Properties and viability of the business of the Agricultural Partnerships.

     Weather, availability of labor, changes in state or local law or regulation, and similar localized events could also have an adverse impact on the performance or value of the Big 4 Properties.

Investment in Reading Entertainment, Inc. ("Reading")

     Reading is a publicly traded company whose shares are quoted on the NASD/NMS and listed for trading on the NASDAQ Philadelphia Stock Exchange. Set forth as Exhibit 10.41 to this report is the Report on Form 10K filed by Reading with respect to the fiscal year ended December 31, 1998. Reading is currently controlled by Craig, which owns common and preferred stock in Reading representing approximately 78% of the voting power of that company. Craig directly owns 1,096,006 (16%) shares of Citadel common stock, and through its ownership of Reading indirectly owns an additional 2,113,673 (32%) shares of Citadel common stock.

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

     As set forth in the Asset Put and Registration Rights Agreement, (the "Asset Put Agreement"), the Asset Put Option is exercisable any time until approximately April 2000. The Asset Put Option gives the Company the right to require Reading to acquire, for shares of Reading Common Stock, substantially all of the Company's assets and assume related liabilities (such as mortgages) (the "Asset Put"). In exchange for up to $20 million in aggregate appraised value of such assets, Reading is obligated to deliver to the Company that number of shares of Reading Common Stock determined by dividing the value of Citadel's assets by $12.25 per share. The closing price of Reading Common Stock was $8.00 per share at December 31, 1998. If the appraised value of the Company's assets is in excess of $20 million, Reading is obligated pay for the excess by issuing Common Stock at the then fair market value, up to a maximum of $30 million of assets. If the average trading price of Reading Common Stock exceeds 130% of the then applicable exercise price for more than 60 days (the "Repricing Trigger"), then the exercise price will adjust to the fair market of the Reading Common Stock from time to time, unless the Company exercises the Asset Put within 120 days of receipt of notice from Reading of the occurrence of the Repricing Trigger. The Asset Put Agreement has been filed as
Exhibit 10.12 to this Report. Any description of the rights granted by that agreement is necessarily summary in nature and qualified by reference to the definitive terms of the Asset Put Agreement.

Gish Biomedical, Inc.

     In November 1998, the Company purchased 398,850 shares of the common stock of Gish Biomedical, Inc. ("Gish"), representing approximately 11.6% of the outstanding common stock of that company. The transaction was brought to the Company by Value Asset Fund Limited Partnership ("VAF"), which also purchased approximately 398,850 shares. In March 1999, the Company and VAF each increased their respective ownership interests in Gish to approximately 456,950 shares, representing approximately 13.24% of the outstanding common stock of that company. Currently, the aggregate holdings of the Company and VAF represent approximately 26.5% of the outstanding common stock of Gish. At December 31, 1998 the book value of the Company's investment in Gish is $1,002,000 or $2.51 per share.

     The Gish Transaction was a departure from the traditional business activities of the Company, and was not intended to constitute a change of direction for the Company. The determination to purchase the Gish interest was based upon a variety of factors, including the belief by management of the Company that the stock was undervalued, the fact that the transaction provided the Company with the opportunity to acquire a meaningful stake in Gish, in essence, in a single transaction, and the fact that VAF was, at the same time, acquiring a similarly sized investment in Gish. The chief executive officer of VAF is well known to and respected by the Chairman of the Board of the Company as asset based investors, and presented the transaction to the Company.

     The Company is currently reviewing its options with respect to Gish. Depending upon a variety of factors, including its assessment of Gish's prospects, the possibilities for a strategic combination of Gish with one or more other companies in the health sector, and the alternative uses available for the Company's resources, the Company may determine to acquire additional Gish shares, to sell all or some portion of its Gish shares, or to participate in or sponsor one or more strategic transactions involving Gish. However, at the present time, the Company has no specific plans other than to continue to monitor its investment in Gish.

     According to its most recent report on Form 10-K, Gish was founded in 1976 to design, produce and market innovative specialty surgical devices. Gish develops and markets its innovative and unique devices for various applications within the medical community. Gish operates in one industry segment, the manufacture of medical devices, which are marketed primarily thought direct sales representatives domestically and through international distributors. All of Gish's products are single use disposable products or have a disposable component. Gish primary markets include products for use in cardiac surgery, myocardial management, infusion therapy, and post operative blood salvage.


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

     S. Craig Tompkins became the Secretary/Treasurer and Principal Accounting Officer of Citadel in September, 1994. Mr. Tompkins is also the Vice Chairman and a director of Citadel; President and director of CAI; a member of the management committee of Farming and of each of the Agricultural Partnerships; the President and a director of Craig; the Vice Chairman and a director of Reading and serves, as an administrative convenience, as an assistant secretary to BRI and Visalia. Prior to joining Craig and Reading in March 1993, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher.

     Brett Marsh is responsible for the real estate activities of the Company. Prior to joining the Company, Mr. Marsh was the Senior Vice President of Burton Property Trust, Inc., the U.S. real estate subsidiary of the Burton Group PLC. In this position, Mr. Marsh was responsible for the real estate portfolio of that company.

     The Company has one additional corporate employee, and shares space and has contracted for certain administrative and accounting services with Craig. In addition, the Company has seven employees including a farm manager at Big 4 Farming LLC, which handles the affairs of the Agricultural Partnerships.

ITEM 2:   PROPERTIES

Real Estate Interests

     The table below provides an overview of the real estate assets owned by the Company at December 31, 1998.

-----------------------------------------------------------------------------------------------------------------------------------


Address             Type            Square        Feet     % Leased      Major Tenants     Remaining
                                                          At 12/31/97         *           Lease Terms
-----------------------------------------------------------------------------------------------------------------------------------

ARBOLEDA              Office/       178,000      99       American Express   (56%)       February 2004
1661 Camelback Rd.    Restaurant                               Others                     1-5 Years
Phoenix, Arizona


Glendale Building      Office        89,000     100       Fidelity           (13%)       May 2005
600 No. Brand Blvd.
Glendale, CA                                              Disney             (87%)       February 2007

-----------------------------------------------------------------------------------------------------------------------------------

*% of rentable space leased

Arboleda, Phoenix
-----------------

This property was acquired by the Company for $6.4 million in August 1994 and is substantially leased to American Express Company, which occupies 56% (100,252 sq. ft.) of the property. On March 4, 1999, the Company entered into a Purchase and Sale Agreement to sell the Phoenix, Arizona property included in Property held for sale. The Buyer agreed to purchase the property for approximately $20 million, of which $500,000 has been deposited in escrow. As of December 31, 1998, this property was encumbered by a mortgage in the amount of approximately $4,234,000. The $20 million sales price does not include expected closing adjustments including property costs settled in escrow, commissions and mortgage termination fees. Pursuant to the terms of the Purchase and Sale Agreement, the outside closing date, subject to certain conditions precedent, is scheduled to occur on or before May 5, 1999. However, as the contract provides for uusual and customary closing conditions, no assurance can be given that the property will be sold at that price.

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

     On October 1, 1996, the Company entered into a ten year full service lease for all of the floors, excluding the ground floor (approximately 80,000 square feet), with Disney. The rental rate for the first five years of the lease term beginning February 1, 1997 is approximately $148,000 per month (excluding parking) and approximately $164,000 (excluding parking) for the remaining five-year term. Disney has the option to renew the lease for two consecutive five year terms. To date, while fulfilling their lease obligations to the Company, Disney has not moved into the building. Accordingly, tenant improvements required by the lease approximating $1,985,000 have not yet been incurred. In addition, the Company incurred costs for other building upgrades, governmental compliance, commissions and legal fees amounting to approximately $1.2 million. Concurrently with the execution of the Disney lease, the Company amended its then existing lease with Fidelity resulting in 1) termination of the Fidelity lease with respect to floors four through six, resulting in a reduction of rent payments amounting to approximately $75,000 per month after January 31, 1997, 2) termination of Fidelity's option to purchase the Glendale Building, 3) a modification of the mortgage with Fidelity on the building to eliminate the prepayment penalty and 4) reimbursement on February 1, 1997 by the Company to Fidelity of rental payments in the amount of approximately $450,000 (See Note 3 to the Consolidated Financial Statements).

Financing of Real Estate Interests

     The Company's 1994 acquisition of the Arboleda was 100% leveraged:
Financing was obtained through the combination of a conventional mortgage loan from Fidelity on the Arboleda Property with the balance of the Arboleda purchase price financed through drawdowns on an $8,200,000 line of credit from Craig, which has been paid in full. The mortgage loan secured by the Arboleda Property has a seven-year term, amortizing over 25 years, with an adjustable interest rate of interest tied to a 30-day LIBOR rate plus 4.5% per annum. The interest rate on this loan is currently 9.738%. At December 31, 1998, the loan had a balance of approximately $4,233,000.

     With regard to the purchase of the Glendale Building, Fidelity extended a five year loan, amortizing over twenty years, at an adjustable rate of interest tied to the 30-day LIBOR rate plus 4.5% per annum, adjustable monthly. The interest rate on this loan is currently 9.738%. At December 31, 1998, the loan had a balance of approximately $4,992,000. The Company is currently working to refinance this property.

Executive Offices
-----------------

     The Company currently shares executive office space with Craig, under an arrangement whereby the Company and Craig allocate the costs of such office space and certain support facilities. During fiscal 1998 1997 and 1996, the Company's share of such office space and support facilities approximated $24,000. The Company believes that this arrangement is beneficial to the Company in that it permits the Company to maintain quality executive office facilities at a lesser cost if the Company were to maintain comparable facilities separate and apart from Craig.

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

     In 1995, Roven filed a complaint in the California Superior Court against Citadel, Hecco Ventures I and James J. Cotter and, in addition, S. Craig Tompkins and certain other persons, including Citadel's outside counsel and certain former directors of Citadel (which directors are currently directors of Craig and/or Reading), alleging malicious prosecution in connection with the
Section 16 Action. Defense of the action has been accepted by Citadel's insurers. In August 1996, the Los Angeles County Superior Court ordered summary judgment in favor of Citadel and all other defendants. Roven appealed that judgment, which appeal was upheld in favor of Citadel in January 1998. Roven petitioned the California Supreme Court for review of that appellate court decision and such petition was denied in March 1998.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's 1998 Annual Meeting of Shareholders held on December 15, 1998, shareholders elected four directors. The results of the votes were as follows:

Election of Directors           For       Withheld
---------------------           ---       --------
James J. Cotter             6,086,860      96,147
S. Craig Tompkins           6,078,860     104,147
Ronald Simon                6,078,840     104,147
Alfred Villasenor           6,078,840     104,147

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

                                  High         Low
                                    (In Dollars)

     1998:
          Fourth Quarter          3 15/16      3 1/8
          Third Quarter           4 15/16      3 7/8
          Second Quarter          5 1/8        4 7/16
          First Quarter           4 13/16      3 5/8

     1997:

          Fourth Quarter           4 11/16     3 11/16
          Third Quarter            4 7/16      2 3/4
          Second Quarter           3 7/16      2 15/16
          First Quarter            3 1/8       2 5/8

Holders of Record

     The number of holders of record of the Company's common stock at March 29, 1999 was approximately 199. On March 29, 1999, the high, low and closing price per share of the Company's Common Stock were $3.6875, $3.50, and $3.625, respectively.

Dividends on Common Stock

     While the Company has never declared a cash dividend on its Common Stock and has no current plan to declare a dividend, it is Citadel's policy to review this matter on an ongoing basis.

ITEM 6.   SELECTED FINANCIAL DATA


     The table below sets forth certain historical financial data regarding the Company. This information is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere herein and the relative notes thereto.

                                                    At or for the Year Ended December 31,
                                                          1998              1997             1996            1995            1994
                                                          ----              ----             ----            ----            ----
(In thousands, except per share data)                    ________________________________________________________________________
Revenues                                                 $ 5,985      $    5,350       $    5,101      $    5,402      $    2,070
Net earnings (loss) (1)(3)                               $ 5,687      $    1,530       $    6,426      $    1,398      $ (174,825)
Net earnings (loss) available to common stockholders     $ 5,687      $    1,530            6,268      $    1,240      $ (174,842)
Basic earnings (loss) per share                          $  0.85      $     0.24       $     1.04      $     0.20      $   (26.45)
Diluted earnings (loss) per share (2)                    $  0.85      $     0.24       $     0.80      $     0.16      $   (26.45)
Balance Sheet Data:
Total assets                                             $35,045      $   28,860       $   30,292      $   39,815      $   39,912
Borrowings                                               $ 9,224      $    9,395       $   10,303      $   16,186      $   14,846
Stockholders' equity                                     $23,741      $   18,054       $   17,724      $   17,720      $   17,838
Cash dividends declared on
  Preferred Stock                                             --              --              232             101              --
Stock Dividend                                                --           1,200               --              --              --

(1) Includes a deferred income tax benefit amounting to approximately $4,828,000 resulting principally from the reversal of federal and state income tax valuation allowances. See Note 13.
(2) The 1996 and 1995 data includes the effect of shares assumed to be issued on the conversion of the then outstanding 3% Cumulative Voting Convertible Preferred Stock amounting to 2,046,784 and 2,430,323 common shares, respectively.
(3) The 1996 net earnings included approximately $4,000,000 as a result of a non-recurring recognition of previously deferred proceeds from the bulk sale of loans and properties by the Company's previously owned subsidiary, Fidelity.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Citadel Holding Corporation, a Delaware corporation ("Citadel" and collectively with its wholly owned subsidiaries, the "Company") has been engaged in recent periods in the ownership and management of its real estate interests and in the offering of various real estate consulting services to its affiliates. At December 31, 1998, Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading"), holds 2,113,673 shares or approximately 32% of the Company's outstanding common stock and Craig Corporation ("Craig") also holds 1,096,106 shares or approximately 16% of the Company's Common Stock.

    As a consequence of the real estate advisory and consulting services provided on a fee basis to Reading, the Company has gained familiarity with the cinema exhibition industry and the operations and prospects of Reading and in October 1996 invested $7 million to acquire 70,000 shares of REI Series A Voting Cumulative Convertible Preferred Stock and the Asset Put Option. Reading is a publicly traded company whose shares are listed on the NASDAQ. Through its majority owned subsidiaries, REI is in the business of developing and operating multi-plex cinemas in the United States, Puerto Rico, Australia and New Zealand of developing, and eventually operating, entertainment centers in Australia and New Zealand. Craig and the Company hold in the aggregate approximately 83% of the voting power of Reading, with Craig's holdings representing approximately 78% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power.

    The Asset Put Option is exercisable any time after October 15, 1996 through a date thirty days after Reading's Form 10-K is filed with respect to its year ended December 31, 1999, and gives the Company the right to exchange, for shares of Reading Common Stock, all or substantially all of the Company's assets, as defined, together with any debt encumbering such assets (the "Asset Put"). In exchange for up to $20 million in aggregate appraised value of the Company's assets on the exercise of the Asset Put Option, Reading is obligated to deliver to the Company that number of shares of Reading Common Stock determined by dividing the value of the Company's assets by $12.25 per share. The closing price of Reading Common Stock at December 31, 1998 was $8.00 per share. If the appraised value of the Company's assets is in excess of $20 million, Reading is obligated to pay for the excess by issuing Common Stock at the then fair market value, up to a maximum of $30 million of assets. If the average trading price of Reading Common Stock exceeds 130% of the then applicable exchange price for more than 60 days, then the exchange price will thereafter be the fair market of the Reading Common Stock from time to time, unless the Company exercises the Asset Put within 120 days of receipt of notice from Reading of the occurrence of such average trading price over such 60 day period.

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

In December 1997, the Company acquired a 40% interest in three agricultural partnerships (the "Agricultural Partnerships"), and an 80% interest in a limited liability company formed to manage and farm the property owned by the Agricultural Partnerships. The Agricultural Partnerships currently own approximately 960 acres of mature citrus orchards, approximately 60 acres of newly planted citrus, and approximately 540 acres of open land, all located in Kern County, California. In December 1998, this area suffered a devastating freeze, as a consequence of which substantially all of the Agricultural Partnership's 1998-99 crop was lost.

During 1998, the Company acquired an 11.6% interest in Gish Biomedical, Inc. ("Gish") at a purchase price of approximately $1 million. During the first quarter of 1999, the Company increased this interest to approximately 13.25%. Gish is primarily engaged in the business of developing, manufacturing and distributing cardio-vascular devices. During this same 1998-99 time period, another investor (Value Asset Fund Limited Partnership or "VAF"), acquired a similarly sized interest in Gish. Accordingly, the Company and VAF currently own shares aggregating to approximately a 26.5% interest in Gish.

The Company is currently reviewing its options with respect to Gish. The Company may, depending upon a variety of factors, including its assessment of Gish's prospects, the possibilities for a strategic combination of Gish with one or more other companies in the health sector, and the alternatives uses available for the Company's resources, determine to acquire additional Gish shares, to sell all or some portion of its Gish shares, or to participate in or sponsor one or more strategic transaction involving Gish. However, at the present time, the Company has no specific plans other than to continue to monitor its investment in Gish.

Results of Operations
---------------------

    Due to the nature of the Company's business activities the Company's historical revenues have and future revenues will vary significantly, reflecting the results of real estate sales, the October 1996 acquisition of the REI Preferred Stock and the December 1997 acquisition of the interest in the Agricultural Partnerships and Big 4 Farming LLC. In addition, rental income and earnings may vary significantly depending upon the properties owned by the Company during the periods being reported. Accordingly, year to year comparisons of operating results will not be indicative of future financial results.

Year Ended December 31, 1998 ("Fiscal 1998") and 1997 ("Fiscal 1997") versus
----------------------------------------------------------------------------
Year Ended December 31, 1996 ("Fiscal 1996")
--------------------------------------------

    The Company's net earnings amounted to approximately $5,687,000, $1,530,000 and $6,426,000 for Fiscal 1998, 1997 and 1996, respectively. Net earnings available to common stockholders reflects net earnings, less any preferred stock dividends earned prior to the preferred stock redemption in December 1996, and amounted to $5,687,000, $1,530,000 and $6,268,000 for Fiscal 1998, 1997 and
1996, respectively. Included in net earnings for Fiscal 1998 is an income tax benefit amounting to approximately $4,828,000 resulting principally from a reversal of previously reserved deferred tax assets offset, in part, by a $990,000 loss with respect to the Company's interest in the Agricultural Partnerships. Included in the net earnings for Fiscal 1998 is approximately $1,022,000 of income from shareholder affiliates including the receipt of interest income, dividends earned on the Investment in Reading and consulting fees as compared to $820,000 and $264,000 in Fiscal 1997 and 1996, respectively. Fiscal 1996 earnings includes approximately $1,493,000 from the sale of an apartment property and an undeveloped parcel of land and non-recurring income amounting to $4,000,000 resulting from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans and properties by Citadel's previously owned subsidiary, Fidelity Federal Bank ("Fidelity"). At the time of the bulk sale in 1994 by Fidelity, Citadel agreed to indemnify Fidelity, up to $4,000,000, with respect to certain losses that might be incurred by Fidelity in the event of a breach by Fidelity of certain representations made to the purchaser of such loans and properties. During 1996, Fidelity reached a settlement with the purchaser regarding such bulk sale claims and released Citadel from the indemnity.

    Rental income amounted to approximately $5,478,000 in Fiscal 1998, $5,110,000 in Fiscal 1997 and $4,932,000 in Fiscal 1996. The fluctuations between the years are principally due to increased revenues from changes in the tenant leases of the two properties offset by a reduction in the number of rental properties owned by the Company between the periods. The Company disposed of two multi-family residential properties (one in each of 1996 and January 1997) and certain open land (1996) during the last three years. As of December 31, 1998, rental properties consisted of two office buildings located in Glendale, California (purchased in May 1995) and Phoenix, Arizona (purchased in August 1994).

    On March 4, 1999, the Company entered into a Purchase and Sale Agreement to sell the Phoenix, Arizona property included in Property held for sale. The Buyer agreed to purchase the property for approximately $20 million, of which $500,000 has been deposited in escrow. As of December 31, 1998, this property was encumbered by a mortgage in the amount of approximately $4,233,000. The $20 million sales price does not include expected closing adjustments including property costs settled in escrow, commissions and mortgage payoff fees. In addition, the Company has recognized for financial statement purposes a deferred income tax asset at December 31, 1998 amounting to approximately $4,398,000 which is comprised of tax carryforward assets which are expected to be realized at the time of sale. Accordingly, when such sale is recorded for financial statement purposes, an income tax provision will be recorded at an effective tax rate of approximately 40% on the anticipated gain from the sale of the Phoenix, Arizona property. Pursuant to the terms of the Purchase and Sale Agreement, the outside closing date, subject to certain conditions precedent, is scheduled to occur on or before May 5, 1999. However, the contract includes the usual and customary closing conditions and, accordingly, no assurance can be given that the property will be sold at this price.

    The increase in revenue between Fiscal 1996 and 1997 is generally attributable to an increase in rental income amounting to approximately $270,000 resulting, in part, from the two-year lease renewal of approximately 56% of the Arboleda property at increased rates and an increase in rental income amounting to approximately $300,000 resulting from an entire years ownership of the Glendale property, offset by a decrease from rental revenues due to the sale of an apartment building which was sold in May 1996.

    In Fiscal 1996, the Company entered into a ten year lease with Disney for all six floors of the Glendale Building, excluding the ground floor, which is leased to Fidelity. The rental rate for the first five years of the Disney lease term beginning February 1, 1997 is approximately $148,000 per month and approximately $164,000 per month for the remaining five year term (in each case excluding parking). Disney has the option to renew the lease for two consecutive five year periods. The lease provides that the Company will contribute towards tenant improvements and common area upgrades.

To date, while fulfilling their lease obligations to the Company, Disney has not moved into the building. Accordingly, additional tenant improvements required by the lease approximating $1,985,000 have not yet been incurred.

    Real estate operating costs increased to $2,279,000 in Fiscal 1998 as compared to $2,090,000 in Fiscal 1997 and $2,481,000 in Fiscal 1996. The Fiscal 1998 increase if primarily attributable to increased maintenance costs at the Phoenix, Arizona building. The Fiscal 1997 decrease is principally a result of the sale of two apartment buildings which the Company owned during most of Fiscal 1996, offset by an increase in costs with respect to the two remaining commercial properties of approximately $190,000.

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

    The Ranch Acquisition was financed by prorata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1,080,000), by a $4,050,000 purchase money loan from Prudential, and by an initial crop finance loan by Citadel to the Agricultural Partnerships. Drawdowns under the Line of Credit accrue interest at prime plus 100 basis points, payable quarterly, and were due and payable on August 1, 1998 at which time the Company amended the loan increasing the line of credit to $1,850,000 under the same terms and conditions for an additional twelve month period. The increase in the line of credit of $650,000 was to principally fund certain capital expenditures including the planting of additional citrus. At December 31, 1998 and 1997, Citadel and its subsidiaries had advanced approximately $1,502,000 and $831,000, respectively, under the Line of Credit. During Fiscal 1998, the Agricultural Partnerships have invested approximately $624,000 in capital improvements to the Big 4 properties including $335,000 for the planting of additional orange trees.

     In December 1998, the Agricultural Partnerships suffered from a devastating freeze which resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships have no funds with which to repay the drawdowns on the Line of Credit. Big 4 Ranch, Inc. currently has no funds with which to make further capital contributions. Furthermore, the Agricultural Partnerships generally have no source of funding, other than the Company, for the cultural expenses needed for production of the 1999-2000 crop, as well as, funding of a crop planting program on the undeveloped acreage. In addition, to the $1,850,000 line of credit, it is estimated that the Agricultural Partnerships will need additional cash in the amount of $2,140,000 in order to cover cultural, administative and interest costs and approximately $500,000 in order to complete the planting program through the end of the year. Subsequent to year end, the Company has continued to fund the Agricultural Partnerships operating and crop costs. No revenue is expected to be realized by the Agricultural Partnerships until the 1999 - 2000 crop is harvested and sold. In addition to the current funding the Company is considering making available long-term financing to the Agricultural Partnerships to fund its future operating needs and future crop development activities.

    Included in the Statement of Operations as "Earnings (loss) from investment in and advances to Agriculture Partnerships" is a loss of $990,000 representing the Company's 40% equity share of the Agriculture Partnerships operating results for the year ended December 31, 1998, net of $71,000 of interest income received pursuant to loans made to the Agriculture Partnerships.

    Interest income amounted to $222,000 in Fiscal 1998, $326,000 in Fiscal 1997 and $844,000 in Fiscal 1996. The decrease in Fiscal 1998 as compared to Fiscal 1997 as compared to Fiscal 1996 was due to higher investable fund balances during most of 1996 and 1997. Cash balances decreased in October 1996 as a result of the Company's $7 million investment in Reading and again in December 1996 as a result of the Company's $6.19 million redemption of its Series B Preferred Stock. In addition, cash balances decreased in December 1997 as a result of the Big 4 Ranch, Inc. dividend and the investment in the Agricultural Partnerships.

    Dividends from the Company's investment in Reading in Fiscal 1998 and 1997 amounted to $455,000 as compared to $95,000 in Fiscal 1996, reflecting a full year's dividend earned pursuant to the terms of the REI Preferred Stock. The REI Preferred Stock was issued in October 1996 and bears a cumulative dividend of 6.5%, payable quarterly. The REI Preferred Stock is convertible any time after April 15, 1998 into common shares of REI at a conversion price of $11.50 per share. The closing price of REI common stock at December 31, 1998 was $8.00 per share. REI reported a net loss applicable to common shareholders of approximately $6,728,000 for the 1998 Fiscal Year as compared to net loss applicable to common shareholders of approximately $1,354,000 in the 1997 Fiscal Year.

    On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's common stock at an exercise price of $3.00 per share or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note, in the amount of $1,998,000, is included in the Balance Sheet as a contra equity account under the caption "Note receivable from shareholder". Interest is payable quarterly in arrears at the prime rate (amounting to 7.75% at December 31, 1998) computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium. Included in the Statement of Operations for the year ended December 31, 1998 and 1997 as "Interest income from Shareholder" was approximately $169,000 and $125,000, respectively earned pursuant to the Craig secured note.

    Interest expense amounted to $977,000 in Fiscal 1998, $1,009,000 in Fiscal 1997 and $1,317,000 in Fiscal 1996. The decrease in Fiscal 1998 reflects a decrease in the interest rates between the periods. The $308,000 decrease in Fiscal 1997 as compared to Fiscal 1996 was principally a result of the payoff of a mortgage amounting to approximately $755,000 upon the sale of a property in January 1997. The interest rate on the outstanding loans approximated 9.738% at December 31, 1998 as compared to 10.22% at December 31, 1997.

    General and administrative expenses amounted to $1,297,000 in Fiscal 1998, $1,175,000 in Fiscal 1997 and $914,000 in Fiscal 1996. The increase in Fiscal 1998 as compared to Fiscal 1997 primarily a result of second quarter bonuses paid to the Chairman amounting to $250,000 and an increase in overhead costs associated with providing farm management services to the Agricultural Partnerships, offset by a reduction in legal and professional costs. The increase in Fiscal 1997 as compared to Fiscal 1996 is a result of accounting, printing and consulting expenses relating to the stock distribution of Big 4 Ranch, Inc. and the acquisition of the Agricultural Partnerships and increased salaries and bonuses.

    In the fourth quarter of 1998 the Company recorded an income tax benefit of $4,828,000 as compared to income tax expense of $45,000 in Fiscal 1997. The 1998 income tax benefit is a result of (i) recognition of an IRS receivable of $440,000 and (ii) reversal of a deferred tax asset valuation allowance amounting to $4,398,000.

     Generally, two factors contributed to the reversal of the valuation allowance. First, as described above, the Company has executed a settlement agreement with the IRS with respect to tax years through December 31, 1994.
Such settlement provides the Company with a more likely than not expectation of the realization of the tax basis of certain real property transferred to the Company at the time of the Fidelity recapitalization in August 1994, as well as quantification of net operating loss carryforwards. Second, the Company has entered into a Purchase and Sales agreement to sell the Phoenix, Arizona property which is expected to result in a taxable gain that should provide the Company the ability to utilize previously reserved net capital loss and net operating loss carryforwards. The Company believes that, with the resolution of the tax audit and the successful sale of the Phoenix, Arizona property, the Company will generate sufficient 1999 taxable income to realize the federal capital loss carryforward, a portion of the federal net operating loss carryforward, and the Phoenix, Arizona property tax versus book basis difference prior to their expiration. Accordingly, the Company has recorded a deferred tax asset in the 1998 fourth quarter of approximately $4,398,000. While the Company has determined that realization of such deferred tax assets meets the criteria of more like than not as December 31, 1998, the Company can make no assurance, that the building will be sold and, if sold, such carryforwards will be fully utilized.

Business Plan, Capital Resources and Liquidity of the Company
-------------------------------------------------------------

Fiscal 1998
-----------

    Cash and cash equivalents to total approximately $4,367,000 at December 31, 1998 as compared to $4,364,000 at December 31, 1998. Net cash used in investing activities amounted to $2,258,000 in the 1998 Fiscal Year and includes leasehold improvements made to rental properties amounting to $588,000, the purchase of farm equipment of $201,000 by Big 4 Farming, LLC, which was purchased in order to provide services to the Agricultural Partnerships pursuant to the Farming Contract described in Footnote 5 to the financial statements included elsewhere herein and a $1,002,000 purchase of Gish securities. Net cash used in financing activities amounted to $836,000 in the 1998 Fiscal Year and resulted from (i) additional borrowings by the Agricultural Partnerships of approximately $1,277,000, offset by $615,000 of agricultural loan repayments, (ii) the amortization of long-term loans of $171,000 and (iii) commissions amounting to approximately $467,000 paid at the time of the extension of the American Express lease described above.

    The Company expects that its sources of funds in the near term will include
(i) cash on hand and related interest income, (ii) cash proceeds form the sale of the Arboleda building net of the mortgage repayment and estimated federal and state taxes, (iii) cash flow from the operations of its remaining real estate properties (iv) consulting fee income from REI, and (v) a preferred stock dividend, payable quarterly, from REI amounting to approximately $455,000, annually, and (vi) possible refinancing proceeds.

    In the short term, uses of funds are expected to include (i) funding of the Agricultural Partnerships, (ii) funding of the Glendale Building leasehold and tenant improvements of approximately $1,985,000, (iii) operating expenses, and
(iv) debt service or possible repayment of the property mortgages. The Company does not expect to have cash flow from its investment in the Agricultural Partnerships in the next several periods due to the results of the freeze described above. As part of the Big 4 Ranch, Inc., spin off, the Company agreed to provide a $200,000 line of credit to that company. To date, no loans have been requested with respect to this commitment.

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

Fiscal 1997
-----------

    Fiscal 1997 cash and cash equivalent decreased by approximately $1,992,000 from $6,356,000 at December 31, 1996 to $4,364,000 at December 31, 1997. Net
cash provided by operating activities amounted to $1,688,000, net cash used in investing activities amount to $741,000 and net cash used in financing activities amounted to $2,939,000. The principal uses of funds included (i) the Company's 40% equity investment in the Big 4 Agricultural Properties (ii) the Company loan of $831,000 to the Agricultural Partnerships (iii) the $1,200,000 capitalization of Big 4 Ranch, Inc., prior to the Company's dividend of Big 4 Ranch, Inc. to its common shareholders, (iv) leasehold improvements amounting to $708,000 and (v) repayments of mortgage loans amounting to $908,000. Principal sources of funds included approximately $1,128,000 received upon the sale of a rental property.

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

Year 2000 Compliance

    As reasonably necessary and appropriate, the Company is conducting an audit of the software and hardware components that it uses to assess whether such components will properly recognize the dates beyond December 31, 1999 ("Year 2000 Compliance"). The Company is also continuing to conduct a review of its major suppliers of goods and services ("service providers") to understand their level of compliance with Year 2000 issues. Both of these reviews are expected to be completed by June 30, 1999.

    Based on its review to date, the Company does not believe that material problems exist relative to the internal hardware and software utilized, as the Company uses current versions of software provided by major software vendors, and hardware that is less than a year old, for the most part. The Company has adequate financial resources to replace any hardware and/or software that is determined not to be Year 2000 compliant. The costs of addressing Year 2000 compliance has not been, nor is expected to be, material to the Company's financial condition or results of operations.

    Based on responses received to date, the Company believes that most of its service providers will represent that they are Year 2000 compliant or that formal programs are in place to ensure that they will be year 2000 compliant.
If in its survey of significant service providers, the Company becomes concerned that one or more providers is not Year 2000 compliant or has what the Company believes to be inadequate programs to become Year 2000 compliant, the Company will take action to reduce or eliminate its reliance upon such service providers or suppliers.

Forward-Looking Statements

    From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "expects," "will continue," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company has limited exposure to financial market risks, including changes in interest rates. At December 31, 1998, the Company had two mortgage loans bearing interest at 30-day LIBOR plus 4.5% in the aggregate amount of approximately $9,224,000. It is currently anticipated that the mortgage loan secured by the Phoenix, Arizona property will be repaid upon the expected sale of such property in the second quarter of 1999. The remaining mortgage loan, in the amount of $4,991,000 is due and payable in June 2001. The Company is currently considering paying off the mortgage with available cash or refinancing such building at a fixed rate. The Company can make no assurance that such repayment or refinancing of the mortgage loans will occur, however, management believes that exposure to interest rate fluctuations on its variable rate mortgages is manageable as it is anticipated that the outstanding balances will be eventually reduced with long term fixed rate debt or proceeds from real estate sales.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX                                                                             PAGE
-----                                                                             ----
Independent Auditors Report.....................................................   23

Consolidated Balance Sheets
  Years Ended December 31, 1998 and 1997........................................   24

Consolidated Statements of Operations
  Three Years Ended December 31, 1998...........................................   25

Consolidated Statements of Stockholders' Equity
  Three Years Ended December 31, 1998...........................................   26

Consolidated Statements of Cash Flows
  Three Years Ended December 31, 1998...........................................   27

Notes to Consolidated Financial Statements......................................   28

Financial Statement Schedule - III - Real Estate and Accumulated Depreciation      43

                          INDEPENDENT AUDITORS REPORT



The Board of Directors
Citadel Holding Corporation


We have audited the accompanying consolidated balance sheets of Citadel Holding Corporation and subsidiaries (the "Corporation") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Citadel Holding Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



Los Angeles, California
March 19, 1999

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                              December 31,
                                                                         1998             1997
                                                                         ----             ----
ASSETS
------
Cash and cash equivalents                                            $  4,367               $  4,364
Property held for sale                                                  5,908                     --
Rental properties, less accumulated depreciation                        7,969                 13,652
Investment in shareholder affiliate                                     7,000                  7,000
Equity investment in and advances to Agriculture Partnerships           1,561                  1,960
Investment in Gish Biomedical, Inc.                                     1,002                     --
Capitalized leasing costs                                               1,592                  1,384
Other receivables                                                         577                     94
Other assets                                                              671                    406
Deferred tax asset, net                                                 4,398                     --
                                                                      -------                 -------
Total assets                                                          $35,045                 $28,860
                                                                      =======                 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Liabilities
Security deposits payable                                             $    98                 $    90
Accounts payable and accrued liabilities                                1,362                   1,009
Minority interest in consolidated affiliate                                44                      --
Deferred rental revenue                                                   576                     312
Mortgage notes payable                                                  9,224                   9,395
                                                                      -------                 -------
     Total liabilities                                                 11,304                  10,806

Commitments and Contingencies

Stockholders' Equity
Serial preferred stock, par value $.01, 5,000,000 shares                   --                      --
 authorized, 3% Cumulative Voting Convertible, none
 outstanding

Serial preferred stock, par value $.01, 5,000,000 shares
authorized, 3% Cumulative Voting Convertible, none
outstanding                                                                --                      --

Common stock, par value $.01, 20,000,000 shares authorized,
6,669,924 shares issued and outstanding                                    67                      67
Additional paid-in capital                                             59,603                  59,603
Accumulated deficit                                                   (33,931)                (39,618)
Note receivable from shareholder upon common stock
issuance                                                               (1,998)                 (1,998)
                                                                      -------                 -------
Total stockholders' equity                                             23,741                  18,054
                                                                      -------                 -------
Total liabilities and stockholders' equity                            $35,045                 $28,860
                                                                      =======                 =======

          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                               Year Ended December 31,
                                                        1998              1997             1996
                                                        ----              ----             ----
Revenues:
 Rental income                                         $ 5,478          $ 5,110          $ 4,932
 Farming management fee                                    109               --               --
 Consulting fees from shareholder                          398              240              169
                                                       -------          -------          -------
                                                         5,985            5,350            5,101

 Real estate operating expenses                          2,279            2,090            2,481
 Depreciation and amortization                             414              391              395
 Interest expense                                          977            1,009            1,317
 General and administrative expenses                     1,297            1,175              914
                                                       -------          -------          -------
                                                         4,967            4,665            5,107
                                                       -------          -------          -------
Gain (loss) on sale of properties                           --              (16)           1,493
Interest income                                            222              326              844
Dividends from investment in Reading                       455              455               95
Loss from investment in and advances to                   (990)              --               --
Agriculture Partnerships
Interest income from shareholder                           169              125               --
Gain (loss) of and write-down of
  investment in Fidelity                                    --               --            4,000
                                                       -------          -------          -------

Earnings before minority interest and taxes                874            1,575            6,426
Minority interest                                          (15)              --               --
                                                       -------          -------          -------
Earnings before taxes                                      859            1,575            6,426
Income tax (expense) benefit                             4,828              (45)              --
                                                       -------          -------          -------
Net earnings                                             5,687            1,530            6,426

Less:  Preferred stock dividends                            --               --             (158)
                                                       -------          -------          -------
Net earnings available to common stockholders          $ 5,687          $ 1,530          $ 6,268
                                                       =======          =======          =======
Basic earnings per share                               $  0.85          $  0.24          $  1.04
                                                       =======          =======          =======
Diluted earnings per share                             $  0.85          $  0.24          $  0.78
                                                       =======          =======          =======

          See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1998
                 (In thousands of dollars, except share data)

                                                                                                 Note
                                                                                               Receivable              Total
                        Preferred Stock         Common Stock        Additional                   from      Treasury    Stock-
                        ---------------         ------------         Paid-In     Accumulated    Stock-     Stock, at   holders'
                       Shares   Par Value     Shares   Par Value     Capital       Deficit      holder       Cost      Equity
                       ------   ----------             ---------     -------                    ------       ----      ------
                       ---------------------------------------------------------------------------------------------------------
Balance at
 January  1, 1996
                        1,329   $    13        6,670   $    67       $65,197       $(46,142)   $    --     $(1,415)   $17,720

Redemption of
  Preferred stock      (1,329)      (13)                              (6,177)                                          (6,190)

Net earnings                                                                          6,426                             6,426

Preferred stock
  dividends                                                                            (232)                             (232)
                      -------   -------      -------   -------       -------        -------    -------     -------    -------
Balance at
  December 31,
  1996                     --        --        6,670        67        59,020        (39,948)        --      (1,415)    17,724

Net earnings                                                                          1,530                             1,530

Dividend of Big 4
  Ranch, Inc.                                                                        (1,200)                           (1,200)

Issuance of treasury
  stock for note                                                         583                    (1,998)      (1,415)       --
                      -------   -------      -------   -------       -------        -------    -------      -------   -------
Balance at
  December 31,
  1997                     --        --        6,670        67        59,603        (39,618)    (1,998)         --     18,054

Net earnings                                                                          5,687                             5,687
                      -------   -------      -------   -------       -------        -------    -------      -------   -------
Balance at
  December 31,
  1998                     --   $    --        6,670   $    67       $59,603       $(33,931)   $(1,998)    $    --    $23,741
                      =======   =======      =======   =======       =======        =======    =======     =======    =======

         See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                                        Year Ended December 31,
                                                                 1998           1997              1996
                                                             --------       --------         ---------
OPERATING ACTIVITIES
Net earnings                                                  $ 5,687        $ 1,530          $  6,426
 Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
   Recognition of deferred tax asset                          (4,398)             --                --
   (Gain) loss from investment in Fidelity                        --              --            (4,000)
   Depreciation                                                  363             345               395
   Loss (Gain) on sale of rental property                         --              16            (1,493)
   Amortization of lease costs                                   259             224                24
   Amortization of capitalized deferred loan costs                34              46                88
   Equity in loss from unconsolidated affiliate                1,061             --                 --
   Minority interest                                              15             --                 --
   Decrease (increase) in other receivables                     (483)           217                137
   Decrease (increase) in other assets                           (66)           164               (153)
   Increase (decrease) in security deposits payable                8             14               (177)
   Increase in deferred rent                                     264            148                164
   Increase (decrease) in accrued liabilities                    353         (1,016)              (501)
                                                             -------        -------           --------
Net cash provided by operating activities                      3,097          1,688                910
INVESTING ACTIVITIES
 Purchase of Gish Bioimedical securities                      (1,002)            --                 --
 Purchase of Reading Entertainment, Inc. securities               --             --             (7,000)
 Purchase of Big 4 Partnerships                                   --         (1,129)                --
 Proceeds from sale of properties                                 --          1,128              9,361
 Payment of capitalized leasing costs                           (467)           (32)              (397)
 Purchase of farming equipment                                  (201)            --                 --
 Purchase of and additions to real estate                       (588)          (708)              (504)
                                                             -------        -------           --------
Net cash (used in) provided by investing activities           (2,258)          (741)             1,460
FINANCING ACTIVITIES
 Redemption of Preferred Stock from shareholder affiliate         --             --             (6,190)
 Repayments of mortgage notes payable                           (171)          (908)            (5,883)
 Borrowing of Agricultural Partnerships                       (1,277)          (831)                --
 Repayments of Agricultural Partnership borrowings               615             --                 --
 Dividend of Big 4 Ranch, Inc.                                    --         (1,200)                --
 Preferred stock dividends paid                                   --             --               (232)
 Contribution from minority interest                              29             --                 --
 Capitalized financing costs                                     (32)            --                 --
                                                             -------        -------           --------


Net cash used in financing activities                           (836)        (2,939)           (12,305)
Net (decrease) increase in cash and cash equivalents               3         (1,992)            (9,935)
Cash and cash equivalents at beginning of year                 4,364          6,356             16,291
                                                             -------        -------           --------
Cash and cash equivalents at end of year                     $ 4,367        $ 4,364           $  6,356
                                                             =======        =======           ========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Interest on mortgages and line of credit                   $   947       $    957           $  1,269
 Noncash transactions:
  Common stock issued in exchange for secured note
    payable                                                       --          1,998                 --

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

During 1998, the Company acquired 398,850 shares or approximately a 11.6% interest in Gish Biomedical, Inc. ("Gish") for approximately $1,002,000. At December 31, 1998 the closing price of the Gish common stock was $2.625, which approximated cost. Subsequent to December 31, 1998, the Company increased its ownership in Gish to approximately 13.25% through the additional purchases of 60,800 shares of Gish common stock for approximately $163,000.

On December 31, 1997, the Company acquired, through its interest in three general partnerships (the "Agricultural Partnerships"), a 40% interest in approximately 1,580 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch (the "Property"). The other two partners in the Partnerships are Visalia LLC (a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, and owned by Mr. Cotter and certain members of his family) which has a 20% interest and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. Prior to the acquisition, Big 4 Ranch, Inc., was a wholly owned subsidiary of the Company. Immediately prior to the acquisition, the Company capitalized Big 4 Ranch, Inc., with a cash capital contribution of $1.2 million and then distributed 100% of the shares of Big 4 Ranch, Inc., to the shareholders of record of the Company's common stock as of the close of business on December 23, 1997, as a spin-off dividend. The Company accounts for its 40% investment in the Partnerships utilizing the equity method of accounting. As the acquisition did not occur until December 31, 1997, there was no impact on the results of operations for the year ended December 31, 1997. See
Note 5.

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

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 1998 and 1997 is approximately $3.7 million and $3.75 million, respectively, which is being held in institutional money market mutual funds.

Available-for-sale Securities
-----------------------------

In accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" the Company's equity securities in Gish are included in the balance sheet as "Investments in Gish Biomedical, Inc." and are classified as available-for-sale securities and are stated at fair value.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Depreciation and Amortization
-----------------------------

Depreciation and amortization is generally provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are generally as follows:

        Building and building improvements      39 years
        Farming equipment                       3 - 10 years
        Furniture and fixtures                  5 years

Leasehold improvements made at the rental properties are amortized over the lives of respective leases or the useful lives of the improvements, whichever is shorter.

Deferred Financing Costs
------------------------

Costs incurred in connection with obtaining financing are amortized over the terms of the respective loans on a straight line basis. Accumulated amortization of deferred financing costs amounted to approximately $132,000 and $98,000 at December 31, 1998 and 1997, respectively.

Capitalized Leasing Costs
-------------------------

Commissions and other costs incurred in connection with obtaining leases are amortized over the terms of the respective leases on a straight line basis.

Stock-Based Compensation
------------------------

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

Earnings Per Share
-------------------

Net earnings available to common stockholders reflects the reduction for dividends declared on the Company's 3% Cumulative Convertible redeemable preferred stock, which was redeemed in December 1996.

Basic earnings per share is based on 6,669,924, 6,487,458 and 6,003,924, the weighted average number of shares outstanding during 1998, 1997 and 1996, respectively. Diluted earnings per share is based on 6,687,754, 6,496,142 and 8,050,708, the weighted average number of shares of common stock and potential common shares outstanding during the years ended December 31, 1998, 1997 and 1996, respectively. Stock options to purchase 53,000 shares of common stock was outstanding during 1998 and 1997 at a weighted average exercise price of $2.81 per share and a warrant to purchase 666,000 shares of common stock at $3.00 per share was outstanding during the period January 1, 1996 through April 1997, at which time the warrant was exercised. The 1998 and 1997 Diluted weighted average number of shares outstanding includes the effect of such stock options amounting to 17,830 and 8,684 shares, respectively. For 1996, the calculation of the weighted average shares of common stock outstanding for diluted earnings per share included for the effect of shares assumed to be issued on conversion of the outstanding 3% Cumulative Voting Convertible Preferred Stock during the period of time such stock was outstanding. The Warrants and Stock Options were anti-dilutive in 1996. The number of shares assumed converted as of the beginning of 1996 being reported amounted to 2,046,784 and was calculated in accordance with the Preferred Stock conversion terms described in Note 9.

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

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Accounting for the Impairment of Long Lived Assets
--------------------------------------------------

The Company accounts for its long lived assets consistent with Statement of Accounting Standard No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" which requires the evaluation of the impairment of long lived assets, certain intangible assets and costs in excess of net assets related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. As of December 31, 1998 no losses have been recorded with respect to the Company's long lived assets.

Reclassifications
-----------------

Certain amounts in previously issued financial statements have been reclassified to conform to the 1998 financial statement presentation.

Note 3 - Rental Properties and Property Held for Sale
-----------------------------------------------------

The Company's rental properties and property held for sale at December 31, 1998 and 1997 consisted of the following:

                                        1998            1997
                                        ----            ----
                                           (In thousands)
                                    -----------------------------
Rental Properties:
  Land                                  $  2,951        $  4,439
  Building and improvements                5,564          10,096
                                           -----        --------
     Total                                 8,515          14,535
  Less accumulated depreciation             (546)           (883)
                                            ----            ----
Rental properties, net                  $  7,969         $13,652
                                           =====          ======
Property held for sale:
  Commercial building                   $  6,608        $     --
  Accumulated depreciation                  (700)             --
                                           -----          ------
     Net                                $  5,908        $     --
                                           =====          ======

At December 31, 1998 and 1997 rental properties consisted of two office buildings located in Glendale, California and Phoenix, Arizona. During the fourth quarter of 1998, the Company entered into negotiations for the sale of the Phoenix, Arizona building and, accordingly, has reclassified such property as "Property held for sale" at December 31, 1998. In addition, the Company has capitalized certain lease costs associated with the Phoenix, Arizona building which are included in the balance sheet as "Capitalized leasing costs" at December 31, 1998 in the amount of approximately $515,000. On March 4, 1999, the Company entered into a Purchase and Sale Agreement to sell the Phoenix, Arizona property included in Property held for sale. The Buyer agreed to purchase the property for approximately $20 million, of which $500,000 has been deposited in escrow. As of December 31, 1998, this property was encumbered by a mortgage in the amount of approximately $4,234,000. The $20 million sales price does not include expected closing adjustments including property costs settled in escrow, commissions and mortgage termination fees. In addition, the Company has recognized for financial statement purposes a deferred income tax asset at December 31, 1998 amounting to approximately $4,398,000 which is comprised of tax carryforward assets which are expected to be realized at the time of sale. Accordingly, when such sale is recorded for financial statement purposes, an income tax provision will be recorded at an effective tax rate of approximately 40% on the anticipated gain from the sale of the Phoenix, Arizona property. Pursuant to the terms of the Purchase and Sale Agreement, the outside closing date, subject to certain conditions precedent, is scheduled to occur on or before May 5, 1999.

The Company purchased the Glendale Building for $7.12 million in May 1995 from Fidelity. In connection with the Glendale Building the Company obtained a $5.34 million five year mortgage from Fidelity Federal Bank ("Fidelity"), which amortizes on a twenty year basis with interest payable monthly at the 30 day LIBOR rate plus 4.5%. The Company paid Fidelity a loan fee of 1% plus normal closing costs. At the time of the purchase of the Glendale Building the Company and Fidelity were parties to a ten year, full service gross lease for four of the six floors of an office building owned by the Company in Glendale, California (the "Glendale Building") for a rental

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


rate for the first five years of the lease term of approximately $101,000 per month (including parking). On October 1, 1996, the Company and Fidelity amended the office lease for the Glendale Building resulting in (1) termination of the lease obligation for floors four through six resulting in a reduction of rent payments amounting to approximately $75,000 per month after January 31, 1997,
(2) termination of Fidelity's option to purchase the Glendale Building, (3) a modification of the mortgage with Fidelity on the Glendale Building eliminating the prepayment penalty and (4) an obligation by the Company to refund to Fidelity previous rents approximating $450,000 on February 1, 1997. Concurrent with the amendment of the Fidelity lease and mortgage, the Company entered into a ten year, full service lease for all of the floors, excluding the ground floor (approximately 80,000 square feet), of the Glendale Building with Disney Enterprises, Inc. ("Disney"). The rental rate for the first five years of the Disney lease term beginning February 1, 1997 is approximately $148,000 per month (excluding parking) and approximately $164,000 (excluding parking) for the remaining five year term. Disney has the option to renew the lease for two consecutive five year periods. The lease provided that the Company contribute towards tenant improvements and common area upgrades. To date, while fulfilling their lease obligations to the Company, Disney has not moved into the building. Accordingly, tenant improvements required by the lease approximating $1,985,000 have not yet been incurred. Costs to obtain the lease inclusive of commissions, legal fees and the $450,000 payment to Fidelity, approximating $1,326,000 are included in the Balance Sheet as "Capitalized leasing costs." At December 31, 1998 and 1997, accumulated amortization with respect to the Glendale Building capitalized leasing costs were $256,000 and $123,000 respectively.

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

Note 4 - Investment in Shareholder Affiliate
--------------------------------------------

At December 31, 1998 and 1997, the Company owned 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and the Asset Put Option described in greater detail below.

As of December 31, 1998, Craig and the Company hold in the aggregate approximately 83% of the voting power of Reading, with Craig's holdings representing approximately 78% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power. At December 31, 1998, Reading holds 2,113,673 shares or approximately 32% of the Company's outstanding common stock and Craig also holds 1,096,106 shares or approximately 16% of the Company's Common Stock.

The 70,000 shares of Series A Preferred Stock acquired by the Company has (i) a liquidation preference of $100 per share or $7 million ("Stated Value"), (ii) bears a cumulative dividend of 6.5%, payable quarterly and (iii) is convertible into shares of Reading Common Stock at a conversion price of $11.50 per share. The closing price of REI common stock at December 31, 1998 was approximately $8.00 per share. Reading may, at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108% and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001 (provided the Company has not exercised the Asset Put Option described below), or in the event of a change of control of Reading to require Reading to repurchase the shares of the Series A Preferred Stock for their aggregate Stated Value plus accumulated dividends. In addition, if Reading fails to pay dividends for four quarters, the Company has the option to require Reading to repurchase such shares at their aggregate liquidation value plus accumulated dividends. Included in the Statements of Operations for the years ended December 31, 1998, 1997 and 1996 as "Dividends from Investment in Reading" is approximately $455,000, $455,000 and $95,000, respectively, representing dividends earned and paid to the Company with respect to the Company's ownership of the Reading Series A Preferred Stock.

The Asset Put Option is exercisable any time prior to that date thirty days after Reading's Form 10-K is filed with respect to its year ended December 31, 1999, and gives the Company the right to exchange all or substantially all

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


of its assets, as defined, together with any debt encumbering such assets, for shares of Reading Common Stock (the "Asset Put"). In exchange for up to $20 million in aggregate appraised value of the Company's assets on the exercise of the Asset Put Option, Reading is obligated to deliver to the Company a number of shares of Reading Common Stock determined by dividing the value of the Company's assets by $12.25 per share. If the appraised value of the Company's assets is in excess of $20 million, Reading is obligated to pay for the excess by issuing Common Stock at the then fair market value up to a maximum of $30 million of assets. If the average trading price of Reading Common Stock exceeds 130% of the then applicable exchange price for more than 60 days, then the exchange price will thereafter be the fair market of the Reading Common Stock from time to time, unless the Company exercises the Asset Put within 120 days of receipt of notice from Reading of the occurrence of such average trading price over such 60 day period. For financial reporting purposes the Company did not allocate any value to the Asset Put Option.

The Company has certain demand and piggy-back registration rights with respect to Reading Common Stock issuable on conversion of the Series A Voting Cumulative Convertible Preferred Stock or on exercise of the Asset Put Option. With respect to the Reading Investment Transaction, Reading agreed to reimburse the Company for its out of pocket costs of approximately $265,000.

Reading is a publicly traded company whose shares are listed on the NASDAQ. Through its majority owned subsidiaries, REI is in the business of developing and operating multi-plex cinemas in the United States, Puerto Rico, Australia and New Zealand of developing, and eventually operating, entertainment centers in Australia and New Zealand. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States; through Reading Cinemas of Puerto Rico, Inc., a wholly owned subsidiary, under the CineVista name of Puerto Rico; and through Reading Entertainment Australia Pty, Limited.

Summarized financial information of Reading as of December 31, 1998 and 1997 and the results of operations for each of the years ended December 31, 1998, 1997 and 1996 follows:

Condensed Balance Sheet:
                                           December 31,
                                       1998           1997
                                       ----           ----
                                         (In thousands)
 Cash and cash equivalents             $ 58,593      92,840
 Other current assets                     2,247       7,463
 Equity investment in Citadel             8,158       4,903
 Property held for development           32,949      14,714
 Property and equipment, net             32,534      25,598
 Other assets                            14,398       7,537
 Intangible assets                       23,408      24,957
                                       --------    --------
  Total Assets                         $172,287    $178,012
                                       ========    ========

 Current liabilities                   $ 15,462    $ 13,177
 Other liabilities                        5,526       5,344
 Minority interests                       1,927       2,006
 Preferred Stock held by Citadel          7,000       7,000
 Shareholders' equity                   142,372     150,485
                                       --------    --------
  Total Liabilities and Equity         $172,287    $178,012
                                       ========    ========

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Statements of Operations:

                                                 For the Years Ended
                                                      December 31,

                                             1998        1997        1996
                                             ----        ----        ----

                                                    (In thousands)
Revenue:
 Theater                                  $ 33,556     $ 26,984    $ 18,236
 Real estate                                   373          180         543
                                          --------     --------    --------
Total revenue                               33,929       27,164      18,779
Theater costs                              (26,023)     (21,377)    (14,452)
Depreciation and amortization               (3,673)      (2,785)     (1,793)
General and administrative                 (10,257)      (9,737)     (7,106)
                                          --------     --------    --------
Loss from operations                        (6,024)      (6,735)     (4,572)
Equity in earnings of Citadel/Big 4          1,070          298       1,526
Interest and dividend income, net            4,519        7,737       4,165
Other income, net                             (642)       2,918       4,327
                                          --------     --------    --------
Earnings before income taxes                (1,077)       4,218       5,446
Income tax benefit (expense)                  (986)      (1,067)      1,236
Minority interest                             (343)        (196)        321
                                          --------     --------    --------
Net income (loss)                           (2,406)       2,955       7,003
Less preferred stock dividends            $ (4,322)      (4,309)       (911)
                                          --------     --------    --------
Net (loss) income applicable to common
 stock shareholders                       $ (6,728)    $ (1,354)   $  6,092
                                          ========     ========    ========
Basic earnings (loss) per share           $  (0.90)     $  0.18    $   1.11
                                          ========     ========    ========
Fully diluted earnings (loss) per share   $  (0.90)     $ (0.18)   $   1.02
                                          ========     ========    ========

Included in preferred stock dividends is approximately $455,000, $455,000 and $95,000 paid to the Company for the years ended December 31, 1998, 1997 and 1996, respectively. Net income for the year ended December 31, 1997 includes a non-recurring gain from the Stater Stock redemption and dividend income received prior to such redemption of approximately $6.5 million.

Included in income tax benefit for the year ended December 31, 1996 is approximately $1.8 million resulting from the recognition of previously reserved income tax assets, net of AMT tax. In addition, other income for the year ended December 31, 1996, includes legal settlements and other non-recurring income of approximately $3.4 million and $4.6 million, respectively.

Note 5 -  Equity investment and Advances to Agricultural Partnerships
---------------------------------------------------------------------

As described in Note 1, the Company owns a 40% equity interest in the Agricultural Partnerships. On December 31, 1997, the Agricultural Partnerships acquired the Big 4 Properties which consisted of approximately 1,580 acres of agricultural land and related improvements, located in Kern County, California. The assets acquired included (i) approximately 560 acres of Navel oranges, 205 acres of Valencia oranges, 145 acres of lemons, 32 acres of minneolas and 600 acres of open land currently leased on a short term basis to a third party for the cultivation of annual crops (the "Open Land"), (ii) irrigation systems,
(iii) water rights, (iv) frost prevention systems and (v) the fruit on the trees slated for harvest in 1998. The Big 4 Properties were acquired by the Agricultural Partnerships (the "Ranch Acquisition") from Prudential Insurance Company of America ("Prudential") on an arms length basis for a purchase price of $6.75 million, plus reimbursement of certain cultural costs approximating $831,000.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


At December 31, 1998 and 1997, "Investments in and advances to Agricultural Partnerships" consist of the following:

                                                        December 31,
                                                   1998              1997
                                                   ----              ----
                                                       (In thousands)
Equity investment in Agricultural Partnerships    $   59            $1,129
Note receivable from Agricultural Partnerships     1,502               831
                                                  ------            ------
                                                  $1,561            $1,960
                                                  ======            ======

The Ranch Acquisition was financed by prorata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1.08 million), by a $4.05 million purchase money loan from Prudential, and by a crop finance loan by Citadel to the Agricultural Partnerships of approximately $.831 million. The loan by Citadel was advanced pursuant to a $1.2 million Line of Credit Agreement (the "Crop Financing") extended by the Company to the Agricultural Partnerships. Drawdowns under the Crop Financing accrued interest at prime plus 100 basis points, payable quarterly, and was due and payable in August 1998, at which time $458,000 was outstanding. Upon its expiration, Citadel entered into an amended Line of Credit, increasing the available line of credit to $1,850,000 under the same terms and conditions for an additional twelve month period. As described below, in December 1998, the Agricultural Partnerships suffered a devastating freeze which resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships have no funds with which to repay the drawdowns on the Line of Credit. Big 4 Ranch, Inc. likewise has no funds with which to make further capital contributions. Furthermore, the Agricultural Partnerships generally have no source of funding, other than the Company, for the cultural expenses needed for production of the 1999-2000 crop, as well as, funding of a crop planting program on the undeveloped acreage. In addition, to the $1,850,000 line of credit, it is estimated that the Agricultural Partnerships will need additional cash in the amount of $2,140,000 in order to cover cultural costs and approximately $500,000 in order to complete the planting program through the end of the year. Subsequent to year end, the Company has continued to fund the Agricultural Partnerships operating and crop costs. No revenue is expected to be realized by the Agricultural Partnerships until the 1999 - 2000 crop is harvested and sold. In addition to the current funding the Company is considering making available long-term financing to the Agricultural Partnerships to fund its future operating needs and future crop development activities.

In December 1997 Big 4 Farming LLC ("Farming", owned 80% by the Company and 20% by Visalia) entered into a farming services agreement (the "Farming Contract") with each of the Agricultural Partnerships, pursuant to which it provides farm operation services for an initial term of two years. The Visalia minority interest ownership of Farming is included in the Consolidated Balance Sheet at December 31, 1998 as "Minority interest" in the amount of $44,000. Visalia's portion of Farming's net earnings for the year ended December 31, 1998 amounting to $15,000 is included in the Consolidated Statement of Operations as "Minority interest".

In consideration of the services provided under the Farming Contract, Farming is paid an amount equal to 100% of its costs plus a profit factor equal to 5% of the gross agricultural receipts from the Big 4 Properties, calculated after the costs of picking, packing and hauling. In addition, Farming entered into a contract with Cecelia Packing Corporation ("Cecelia" owned by James J. Cotter) for certain management consulting, purchasing and bookkeeping services for an initial terms of two years at a fee of $6,000 per month plus reimbursement of certain out-of-pocket expenses. Cecelia also packs a portion of the fruit produced by the Agricultural Partnerships. During 1998, Cecilia received a fee of $72,000 and provided packing house services for the Agricultural Partnerships for approximately $1,193,000 of the crop revenue reported by the Agricultural Partnerships.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized financial information of the Agricultural Partnership as of December 31, 1998 and the results of operations for the year ended December 31, 1998 follows:


Condensed Balance Sheet:
                                                  December 31,
                                                      1998
                                                      ----
                                                    (000's)
Property and equipment, net                         $ 5,645
Deferred loan costs                                      84
                                                    -------
     Total assets                                   $ 5,729
                                                    =======
Accounts payable                                    $    30
Due to Big 4 Farming LLC (1)                            297
Line of credit with Citadel                           1,206
                                                    -------
     Current liabilities                              1,533
Mortgage note payable                                 4,050
Partners capital                                        146
                                                    -------
     Total assets and liabilities                   $ 5,729
                                                    =======

(1) As described above, Farming provides all farming services to the Agricultural Partnerships pursuant to the Farming Contract. Such services include the contracting for the picking, packing and hauling of the crops. The $297,000 reflected as 'Due to Big 4 Farming LLC" at December 31, 1998 represents expenses paid by Farming on behalf of the Agricultural Partnerships not yet drawn down on the line of credit.

The Prudential Purchase Money Loan in the amount of $4.05 million is secured by, among other things, a first priority mortgage lien on the property, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. In order to defer principal payments until January 1, 2002, the Agricultural Partnerships must make capital improvements to the real property totaling $500,000 by December 31, 2000 and an additional $200,000 by December 31, 2001. If the required capital expenditures are not made, then the Agricultural Partnerships will be required to make a mandatory prepayment of principal on January 31, 2001 equal to difference between $500,000 and the amount of capital improvements made through December 31, 2000. The purchase money mortgage also imposes a prepayment penalty equal to the greater of (a) one-half of one percent of each prepayment of principal and (b) a present value calculation of the anticipated loss that the note holder will suffer as a result of such prepayment. As of December 31, 1998 the Agricultural Partnerships had made capital expenditures of approximately $624,000 consisting primarily of new tree plantings and improvements to irrigation systems.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations:
                                                      Year Ended
                                                   December 31, 1998
                                                   -----------------
                                                        (000's)
Sales of crops                                          $ 5,251
Costs of sales                                           (5,047)
Inventory loss from freeze                               (1,577)
                                                        -------
Gross loss                                               (1,373)

General and administrative expense (1)                     (414)
Depreciation                                               (481)
Interest expense, including $71,000 paid to Citadel        (383)
                                                        -------
Net (loss)                                              $(2,651)
                                                        =======
Equity loss - 40% Citadel                               $(1,061)
Interest income from partnership loan                        71
                                                        -------
Net (loss) from investment in and advances to
 Agriculture Partnerships                               $  (990)
Farm management fee, net of costs
and minority interest                                        62
                                                        -------
Net loss to Citadel                                     $  (928)
                                                        =======

(1) Includes reimbursement of Agricultural Partnership fees and expenses amounting to $108,000 to Big 4 Farming LLC, an 80% owned subsidiary of the Company.

In December 1998, the Big 4 properties suffered a devastating freeze which resulted in the loss of the 1998-1999 crop. The crop lost in the freeze was not insured. As a result of the freeze, it is anticipated that the Agricultural Partnerships will report operating losses for several years. The future operations of the Agricultural Partnerships are currently dependent on future funding from Citadel. The Agricultural Partnerships have obtained insurance in the event of any future catastrophic loss to the 1999-2000 crops in order to further satisfy repayment of future borrowings from the Company.

The following table reflects unaudited pro forma combined results of operations of the Company on the basis that the acquisition had taken place on January 1, 1996.

        (Thousands except per share amount)     1997       1996
-------------------------------------------   --------   --------
Earnings (losses) from equity investment       $ (200)    $ (140)
Net earnings                                   $1,320     $6,276
Net earnings available
   to common stockholders                      $1,320     $6,118
Basic earnings per share                       $ 0.20     $ 1.02
Dilutive earnings per share                    $ 0.20     $ 0.78

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation and amortization expense based upon an allocation of the purchase price, interest income from partnership loans, offset by expenses of Citadel to manage the properties. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1.

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

Note 7 - Other Assets
---------------------

Other assets are summarized as follows:
                                               December 31,
                                              1998     1997
                                             -----    -----
                                             (in thousands)

Deferred financing costs, net                $  91    $  93
Impounds                                       107      110
Prepaid expenses                               111      109
Unbilled rent receivable                       184       88
Other                                            4        6
Farm equipment                                 201       --
 Accumulated depreciation                      (27)      --
                                             -----    -----
                                             $ 671    $ 406
                                             =====    =====

Note 8 - Mortgage Notes Payable
-------------------------------

Mortgage notes payable at December 31, 1998 and 1997 included two mortgage notes payable to Fidelity in the aggregate amount of $9,224,000 and $9,395,000, respectively. Principal and interest is paid monthly at rates equal to LIBOR plus 4.5%. As of December 31, 1998, the 30-day LIBOR interest rate was 5.238%. The loan encumbering the Phoenix, Arizona property held for sale amount to $4,233,000 matures in August 2000 and requires a prepayment fee equal to approximately 3% of the unpaid principal. The loan encumbering the Glendale, California property in the amount of $4,991,000 matures in June 2001.

Aggregate future principal payments as of December 31, 1998 are as follows:

Year Ending December 31,                        (in thousands)
                                                --------------
        1999                                        $  216
        2000                                         4,948
        2001                                         4,060
                                                    ------
                                                    $9,224
                                                    ======

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

Included as a reduction of stockholders' equity for the year ended December 31, 1996 is $232,000, representing dividends declared and paid in the 1996 period prior to the redemption of the Series B Preferred Stock in December 1996.

Note 10 - Future Minimum Rent
-----------------------------

Rental income amounted to $5,478,000, $5,110,000 and $4,932,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Rental income for the years ended December 31, 1998 and 1997 was derived from leases on two commercial properties held by the Company. Rental income earned with respect to the Phoenix, Arizona building held for sale amounted to $3,272,000, $2,967,000 and $2,573,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Rental income from the Glendale, California Building is derived from two lessors, Disney Enterprises, Inc. and Fidelity Federal Bank.

The Company has operating leases with tenants at its commercial properties that expire at various dates through 2005 and are subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally accepted accounting principles requires that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as "straight-line rents" creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed (this occurs primarily at the inception of the lease period). Included in the balance sheet as "Other assets" is approximately $184,000 of unbilled rent receivables which have been recognized under the straight line method pursuant to the terms of the Disney lease.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Future minimum rents under operating leases are summarized as follows:

        Year Ending December 31,                (in thousands)
        -----------------------                 --------------
                1999                                    $4,938
                2000                                     4,791
                2001                                     4,488
                2002                                     4,511
                2003                                     4,343
              Thereafter                                 6,862
                                                       -------
                                                       $29,933
                                                       =======

Commencing in August 1995, the Company began renting corporate office space from its affiliate, Craig, on a month to month basis. In addition, the Company engaged Craig to provide certain administrative services. Included in general and administrative expenses in each of the years ended December 31, 1998, 1997 and 1996 is $96,000 paid to Craig for such rent and services. In addition, the Company provided real estate consulting services to Reading during the years ended December 31, 1998, 1997 and 1996 for which the Company was paid approximately $398,000, $240,000 and $169,000, respectively. Such amounts are included in the Statement of Operations as "Consulting fees from shareholder".

Note 11 - Commitments and Contingencies
---------------------------------------

Several legal actions and claims against the Company in the prior year were adjudicated in favor of the Company in 1998 and 1997 with no liability to the Company.

Note 12 - Common Stock
----------------------

On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's common stock at an exercise price of $3.00 per share or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note, in the amount of $1,998,000, is included in the Balance Sheet as a contra equity account under the caption "Note receivable from shareholder". Interest is payable quarterly in arrears at the prime rate (amounting to 7.75% at December 31, 1998) computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium. Included in the Statement of Operations for the years ended December 31, 1998 and 1997 as "Interest income from Shareholder" is approximately $169,000 and $125,000, respectively earned pursuant to the Craig secured note.

Pursuant to an employment agreement, the Company granted to the President stock options to purchase 33,000 shares of common stock at a price of $2.69 per share in 1995. As of December 31, 1998, the 33,000 shares were exercisable.
Effective October 1996, the Company adopted the Citadel 1996 Nonemployee Director Stock Option Plan (the "1996 Stock Option Plan") which provides that each director who is not an employee or officer of the Company will automatically be granted immediately vested options to purchase 10,000 shares of Common Stock at an exercise price that is greater or less than the fair market value, as defined, per share of Common Stock on the date of grant by an amount equal to the amount by which $3.00 per share is greater or less than the fair market value per share of Common Stock on the effective date of the 1996 Stock Option Plan. At December 31, 1998, 1997 and 1996, vested options under the plan to purchase 20,000 shares of Common Stock at an exercise price of $3.00 per share are outstanding.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 13 - Income Taxes
----------------------

As of December 31, 1998, the Company has for income tax purposes net operating loss carryforwards and capital loss carryforwards of approximately $2.1 million and $7.4 million, respectively. The capital loss carryforward will expire in the year 2001 and the net operating loss carryforwards will expire in the years 2009 through 2014 and are subject to certain annual limitations.

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

In December 1998 the Company and Fidelity executed a settlement agreement with the Internal Revenue Service with respect to the tax returns filed for open years through December 31, 1994. While such settlement is subject to final approval by the tax authorities, the Company estimates that it is more likely than not that such settlement will occur and, accordingly, has recorded a receivable of $440,000 at December 31, 1998 reflecting the Company's anticipated allocation of such refund. In addition, such settlement is expected to result in a decrease to tax net operating loss carryforwards amounting to approximately $458,000.

Deferred income taxes reflect the net tax effect of "temporary differences" between the financial statement carrying amounts of assets and liabilities for
financial reporting purposes and the amounts used for income tax purposes.   The
components of the deferred tax liabilities and assets are as follows:

                                               December 31,
                                              1998       1997
                                            --------   --------
                                              (in thousands)
Federal:
Deferred assets:
  Acquired and option properties            $ 1,979    $ 2,035
  Capital losses from sale of Fidelity        2,533      2,533
  Net operating loss carryforward               700      1,007
  Other                                         (76)        --
                                            -------    -------
Gross deferred tax assets                     5,136      5,575
Valuation allowance                          (1,036)    (5,575)
                                            -------    -------
Net deferred federal tax asset              $ 4,100    $   ---
                                            -------    -------

State:
Deferred tax assets:
  Acquired and option properties                510        529
  Capital losses from sale of Fidelity          658        658
  Net operating loss carryforward                --         95
                                            -------    -------
Gross deferred federal tax assets             1,168      1,282
Valuation reserve                              (870)    (1,282)
                                            -------    -------
Net deferred tax asset                      $   298    $    --
                                            -------    -------
  Total deferred tax assets                 $ 4,398    $    --
                                            =======    =======

In the fourth quarter of 1998, the Company reduced its valuation allowance resulting in a net deferred tax asset of approximately $4,398,000 at December 31, 1998. Generally, two factors contributed to the reduction in the

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


valuation allowance. First, as described above, the Company has executed a settlement agreement with the IRS with respect to tax years through December 31, 1994. Such settlement provides the Company with a more likely than not expectation of the realization of the tax basis of certain real property transferred to the Company at the time of the Fidelity recapitalization in August 1994, as well as quantification of net operating loss carryforwards. Second, the Company has entered into a Purchase and Sales agreement to sell the Phoenix, Arizona property which is expected to result in a taxable gain that should provide the Company the ability to utilize previously reserved net capital loss and net operating loss carryforwards.

The Company believes that, with the resolution of the tax audit and the successful sale of the Phoenix, Arizona property, the Company will generate sufficient 1999 taxable income to realize the federal capital loss carryforward, a portion of the federal net operating loss carryforward, and the Phoenix, Arizona property tax versus book basis difference prior to their expiration. Accordingly, the Company has recorded a deferred tax asset in the 1998 fourth quarter of approximately $4,398,000. While the Company has determined that realization of such deferred tax assets meets the criteria of more like than not as December 31, 1998, the Company can make no assurance, that the building will be sold and if sold such carryforwards will be utilized.

The provision for income taxes is different from amounts computed by applying
the U.S. statutory rate to earnings (losses) before taxes.   The reason for
these differences follows:

                                                                    Year Ended December 31,
                                                        1998            1997            1996
                                                        ----            ----            ----
                                                                    (In thousands)
                                                -----------------------------------------------------
Expected tax provision                                 $  278          $  536          $ 2,185
(Increase) reduction in taxes resulting
from:
Decrease in Federal valuation allowance                (4,109)             --               --
Realization of deferred tax asset from
    book and tax basis of acquired
    properties sold                                        --              --             (520)
Dividend exclusion of preferred stock
    investment                                           (109)           (109)             (23)
Bulk sale indemnification not taxable                      --              --           (1,400)
Utilization of net operating losses                      (430)           (430)            (310)
Prior year tax adjustment                                (440)             --               --
State taxes                                              (198)             --               --
Other                                                     180              48               68
                                                      -------         -------          -------
Actual tax provision (benefit)                        $(4,828)         $   45          $    --
                                                      -------         -------          -------

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 - Business Segments

The following sets forth certain information concerning the Company's rental real estate operations, agricultural operations and corporate activities in 1998. This is the only period in which the Company operated in more than one segment. Prior to 1998 the Company operating results were principally derived from its investment in real estate properties. Effective December 31, 1997 the Company acquired a 40% interest in certain agricultural properties and an 80% interest in a farming company, and accordingly, in 1998 has separately reported this investment as a segment.


                                              Rental         Agricultral                  (1)
                                           Real Estate        Operations         Corporate    Consolidated
                                           -----------       -----------         ---------    ------------
Revenues                                    $  5,478          $   108             $   399       $  5,985
Earnings (losses) before taxes                 1,953           (1,000)                (94)           859
Identifiable assets                           18,779            1,735              14,531         35,045
Capital Expenditures                             588              201                  --            789

(1) Includes consulting fee income from Reading and interest and dividend income earned with respect to the Company's cash balances and investment in Reading Preferred Stock.

Note 15 - Quarterly Financial Information (Unaudited)
-----------------------------------------------------


                                                 First           Second          Third           Fourth
                                                Quarter          Quarter        Quarter          Quarter
                                                -------          -------        -------          -------
                                                          (In thousands except per share amounts)
1998
Revenue                                         $ 1,470         $ 1,545         $ 1,473         $ 1,497
Net earnings available
   to common stockholders                           371             192             245           4,879
Basic earnings per share                           0.06            0.03            0.04            0.73
Diluted earnings per share                         0.06            0.03            0.04            0.73

1997
Revenue                                           1,166           1,349           1,378           1,457
Net earnings available to common stockholders       246             413             407             464
Basic net earnings per share                       0.04            0.06            0.06            0.07
Diluted earnings per share                         0.04            0.06            0.06            0.07

The above unaudited quarterly financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the quarterly periods presented.

The 1998 fourth quarter net earnings available to stockholders includes an income tax benefit amounting to approximately $4,829,000 relating principally to the decrease in a deferral tax asset valuation (See Note 3). In addition the fourth quarter net earnings available to common stockholders includes a loss of approximately $719,000 with respect to equity losses recorded from the Company's 40% equity interest in the Agricultural Partnerships (See Note 5).

                        Financial Statement Schedule III

                    Real Estate and Accumulated Depreciation
                               December 31, 1998
                                 (In Thousands)

                                                                  Initial Cost            Costs
                                                            ------------------------   Capitalized
                                                                       Building and   Subsequent to
                                   Encumbrances             Land       Improvements    Acquisition
                                   ------------             ----       ------------    -----------

Commercial Office Building            $4,233               $1,488         $4,507         $  613
Commercial Office Building             4,991                2,951          4,212          1,352
                                      ------               ------         ------         ------
                                      $9,224               $4,439         $8,719         $1,965
                                      ======               ======         ======         ======

                                              December 31, 1998                                          Life
                                ___________________________________________________                    on Which
                                                                       Accumulated       Date         Depreciation
                                 Land      Building        Total       Depreciation    Acquired       is Computed
                                 ----      --------        -----       ------------    --------       -----------
Commercial                      $1,488       $ 5,120        $ 6,608         $  700       8/4/94            40
Commercial                       2,951         5,564          8,515            546       5/8/95            40
                                ------       -------        -------         ------
                                $4,439       $10,684        $15,123         $1,246
                                ======       =======        =======         ======

(1) The properties listed above were acquired pursuant to agreements entered into between the Company and Fidelity at the time of the Restructuring. The aggregate gross cost of property held at December 31, 1998 for federal income tax purposes approximated $18,045,000.

(2) The following reconciliation reflects the aggregate rollforward activity of property held and accumulated depreciation for the three years ended December 31, 1998.

                                        Gross      Accumulated
                                        Amount    Depreciation
                                       --------   -------------

Balance at December 31, 1995            22,746            (553)
  Depreciation expense                      --            (395)
  Acquisitions                             504              --
  Cost of real estate sold              (8,193)            324
                                       -------         -------
Balance at December 31, 1996            15,057            (624)
  Depreciation expense                      --            (345)
  Acquisitions                             708              --
  Cost of real estate sold              (1,230)             86
                                       -------         -------
Balance at December 31, 1997           $14,535           $(883)

Depreciation expense                        --            (363)
Acquisitions                               588              --
                                       -------         -------
Balance at December 31, 1998           $15,123         $(1,246)
                                       =======         =======

ITEM 9.     CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        Directors & Executive Officers


                                                                                                              First
                                                                                                              Became
        Name                        Age                 Current Occupation                                    Director
        ----                        ---                 ------------------                                    --------
James J. Cotter (1)(3)              61          Chairman of the Board of Citadel, Chairman of the               1986
                                                Board of Craig Corporation ("Craig"), and Chairman
                                                of the Board of Reading Entertainment, Inc. ('REI")

S. Craig Tompkins(3)                48          Secretary/Treasurer and Principal Accounting Officer            1993
                                                of Citadel, Vice Chairman of the Board of Citadel,
                                                President and Director of Craig, Vice Chairman of the
                                                Board of REI, and Director of G&L Realty Corp.

Ronald I. Simon (2)(3)(4)           60          Vice President/Chief Financial Officer of Western Water         1995
                                                Company; Chairman of Softnet Systems, Inc. and Director
                                                of Westcorp Investments.

Alfred Villasenor, Jr. (1)(2)(4)    68         President of Unisure Insurance Services, Incorporated            1987

(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Executive Committee.
(4)  Member of the Conflicts Committee.

  Set forth below is certain information concerning the principal occupation and business experience of each of the individuals named above during the past five years.

     Mr. Cotter was first elected to the Board in 1986, and resigned in 1988.
He was re-elected to the Board in June 1991, named Acting Chairman of the Board of Directors of Citadel and named Chairman of the Board of Citadel on June 5, 1992. Mr. Cotter is the Chairman and a director of Citadel Agricultural Inc., a wholly owned subsidiary of Citadel ("CAI"); the Chairman and a member of the Management Committee of each of the agricultural partnerships which constitute the principal assets of CAI (the "Agricultural Partnerships"); and the Chairman and a member of the Management Committee of Big 4 Farming, LLC, an 80% owned subsidiary of Citadel. From 1988 through January 1993, Mr. Cotter also served as the President and a director of Cecelia Packing Corporation (a citrus grower and packer), a company wholly owned by Mr. Cotter, and is the Managing Director of Visalia, LLC, which holds a 20% interest in each of the Agricultural Partnerships and Big 4 Farming LLC. Mr. Cotter has been Chairman of the Board of Craig Corporation ("Craig") since 1988 and a director of that company since 1985. Since 1996, Mr. Cotter has served as a director of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") (motion picture exhibition and real estate), which company was formed pursuant to a reorganization of Reading Company under a Delaware holding company, effective October 1996. Since 1990 Mr. Cotter has also served as a director of Reading Company, currently a wholly owned subsidiary of REI, and since 1991, as the Chairman of the Board of that company. Craig owns approximately 78% of the voting power of the outstanding securities of REI and the Company owns approximately 5% of the voting power of REI. Craig owns approximately 16.4% of the Company's outstanding Common Stock and Reading owns approximately 31.7% of such securities. Mr. Cotter is also the Executive Vice President and a director of The Decurion Corporation (motion picture exhibition). Mr. Cotter began his association with The Decurion Corporation in 1969. Mr. Cotter has been the Chief Executive Officer and a director of Townhouse Cinemas Corporation (motion picture exhibition) since 1987. Mr. Cotter is the General Partner of James J. Cotter, Ltd., a general partner in Hecco Ventures I, a California General Partnership ("Hecco I"") is involved in investment activities and is a shareholder in Craig), and was a director of Stater Bros., Inc. (retail grocery) between 1987 and September 1997.

     Mr. Simon has been a director of the Company since June 1995. Mr. Simon is the Vice President, Chief Financial Officer of Western Water Company. In addition, he is Chairman of the Board of Softnet Systems, Inc. and a director of Westcorp Investments, a wholly owned subsidiary of Westcorp, Inc. Formerly, Mr. Simon was the Managing Director of the Henley Group, Inc., a director of Craig Corporation from 1987-1990 and a director of Reading Company from 1989 to 1995.

     Mr. Tompkins was a partner of Gibson Dunn & Crutcher until March 1993 when he resigned to become President of each of Craig and Reading. Mr. Tompkins has served as a director of each of Craig and Reading since February 1993 and has served as a director of REI since its formation in 1996. In January 1997, Mr. Tompkins resigned as President of REI and was made Vice Chairman of REI. Mr. Tompkins was elected to the Board of Directors of G&L Realty Corp., a New York Stock Exchange listed real estate investment trust, in December of 1993, and currently serves as the Chairman of the Audit and Strategic Planning Committees of that REIT. Mr. Tompkins was elected Vice Chairman of the Board of Citadel in July of 1995. Mr. Tompkins is also President and a director of CAI, a member of the Management Committee of each of the Agricultural Partnerships and of Big 4 Farming LLC, and serves for administrative convenience as an Assistant Secretary of Visalia, LLC, and Big 4 Ranch, Inc. (a partner with CAI and Visalia, LLC in each of the Agricultural Partnerships). Mr. Tompkins also serves as the Secretary/Treasurer and Principal Accounting Officer for Citadel.

     Mr. Villasenor is the President and the owner of Unisure Insurance Services, Incorporated, a corporation which has specialized in life, business life and group health insurance for over 35 years. He is also a general partner in Playa de Villa, a California real estate commercial center. Mr. Villasenor is a director of the John Gogian Family Foundation and a director of Richstone Centers, a non-profit organization. In 1987, Mr. Villasenor was elected to the Board of Directors of Citadel and Fidelity and served on the Board of Fidelity until 1994. Mr. Villasenor also served as a director of Gateway Investments, Inc. (a wholly owned subsidiary of Fidelity) from June 22, 1993 until February 24, 1995.

  All officers are elected annually by the Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

     The officers of Citadel currently include Steve Wesson, S. Craig Tompkins and Brett Marsh. The Summary Compensation Table sets forth the compensation earned for the years ended December 31, 1998, 1997 and 1996 by each of the most highly compensated executive officers of the company whose compensation exceeded $100,000 in all capacities in which they served.

                                                                                                    Long Term
                                                               Annual Compensation                  ---------
                                                 ----------------------------------------------    Compensation
                                                                                                   ------------
                                                                                                    Securities
                                                                                                    ----------
                                                                                                    Underlying
                                                                                                    ----------
                                                                                                      Stock
                                                                                                      -----
                                                                                  Other Annual       Options        All Other
                                                                                  ------------       -------        ---------
Name and Principal Position             Year           Salary           Bonus      Compensation      Granted     Compensation(1)
---------------------------            ------        ----------       ---------    ------------      -------     ---------------
                                                                      $
Steve Wesson                            1998          $200,000         $50,000         (1)              --             --
 President and Chief                    1997          $185,000         $80,000         (1)              (2)            --
 Executive Officer                      1996          $175,000        $100,000         (1)              --             --
Brett Marsh                             1998          $152,500              --         (1)              --             --
 Director of Real Estate                1997          $150,000         $30,000         (1)              (2)            --
                                        1996          $130,000         $10,000         (1)              --             --

(1) Excludes perquisites if the aggregate amount thereof is less than $50,000, or 10% of salary plus bonus, if less.

(2) During 1997, Mr. Wesson and Mr. Marsh, who provide services to REI pursuant to a consulting agreement between Citadel and REI, were named officers of a wholly-owned subsidiary of REI. Mr. Wesson and Mr. Marsh received an option to acquire 20,000 and 10,000 shares, respectively, of REI Common Stock at an exercise price of $12.875 per share. On November 23, 1998, such shares closed at $9.00 per share.

Option/SAR Grants In Last Fiscal Year

No options were granted in 1998.

Aggregated Option/SAR In Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                                   Number of Securities            Value of Unexercised
                                                                   --------------------            --------------------
                                                                  Underlying Unexercised               in-the-Money
                                                                  ----------------------               ------------
                                                                       Options/SARs                    Option/SARs
                                                                       ------------                    -----------
                          Shares Acquired         Value               at FY-End (#)                    at 12/31/98
                          ---------------         -----               -------------                    -----------
      Name                on Exercise (#)     Realized ($)      Exercisable/Unexercisable      Exercisable/Unexercisable (1)
---------------------     ---------------     ------------      -------------------------     -----------------------------
  Steve Wesson                  N/A                N/A                  33,000/0                            $41,168
  Alfred Villasenor             N/A                N/A                  10,000/0                            $ 9,375
  Ronald I. Simon               N/A                N/A                  10,000/0                            $ 9,375

(1)  Based upon $3.9375 per share.

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

Compensation of Directors

  Other than the Chairman of the Board, directors who are not officers or employees of the Company receive, for their services as a director, an annual retainer of $15,000 plus $1,500, if serving as Committee Chairman and $800 for each meeting attended in person (or $300 in the case of a telephonic meeting). The Chairman of the Board receives $45,000 annually. Mr. Tompkins receives no compensation for his services as an executive officer, but received director's fees for his service as Vice Chairman in the amount of $40,000 with respect to 1998. In the first quarter of 1998, Messrs. Cotter and Tompkins received $200,000 and $50,000, respectively, as additional fees for their participation in the purchase of the Agricultural Partnership described under "Certain Transactions".

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

     Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1998, all filing requirements applicable to its reporting persons were complied with.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

  The following table sets forth the shares of Common Stock, beneficially owned as of March 25, 1999 by (i) each director and nominee, (ii) all directors and executive officers as a group, and (iii) each person known to Citadel to be the beneficial owner of more than 5% of the Common Stock. Except as noted, the indicated beneficial owner of the shares has sole voting power and sole investment power.

                                                              Common Stock
                                              _____________________________________________
                                                 Amount and Nature
  Name and Address of Beneficial Owner        of Beneficial Ownership    Percent of Class(6)
  ------------------------------------        -----------------------    -------------------
James J. Cotter(1)(4)                               3,209,779                 47.7%

Steve Wesson(2)(4)                                     33,000                   *

Alfred Villasenor, Jr.(3)(4)                           10,000                   *

S. Craig Tompkins(4)                                       --                  --

Ronald I. Simon(3)(4)                                  10,000                   *

Craig Corporation(1)(4)                             3,209,779                 47.7%

Reading Holdings, Inc., an indirect
  wholly owned subsidiary of REI (1)
  30 South Fifteenth Street, Suite
  1300 Philadelphia, PA  19102-4813                 2,113,673                 31.4%

Private Management Group(5)
  20 Corporate Park, Suite 400
  Irvine, CA  92606                                   980,500                 14.6%

All directors and executive
 officers as a Group (5 persons)(1)                 3,262,779                 48.5%

(1) Mr. Cotter is the Chairman of Craig and REI, and a principal stockholder of Craig. Craig currently owns approximately 78% of the voting power of the outstanding capital stock of REI. Craig owns 1,096,106 shares of Citadel Common Stock and Reading owns directly 2,113,673 shares of Citadel Common Stock. These securities have been listed as beneficially owned by Mr. Cotter and Craig due to the relationships between Mr. Cotter, Craig and REI. Mr. Cotter disclaims beneficial ownership of all Citadel securities owned by Craig and/or Reading.
(2) Pursuant to the terms of his Employment Agreement, Citadel granted Mr. Wesson options to purchase 33,000 shares of Common Stock.
(3) Includes 10,000 shares of Common Stock which may be acquired through the exercise of stock options granted pursuant to the 1996 Stock Option Plan.
(4) 550 South Hope Street, Suite  1825, Los Angeles, California 90071
(5) Based upon Schedule 13-G filed February 11, 1999.
(6) Based on ownership assuming conversion of the stock options (53,000 shares).

* Represents less than one percent of the outstanding shares of Citadel Common Stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

Reading Investment Transaction

     In October 1996, Citadel and its wholly-owned subsidiary, Citadel Acquisition Corp., Inc. ("CAC"), closed a transaction with Craig, REI and Reading Company and certain affiliates thereof. Pursuant to the terms of an Exchange Agreement, CAC contributed cash in the amount of $7 million to REI in exchange for (i) 70,000 shares of Series A Preferred Stock of REI, (ii) the granting to Citadel of an option, exercisable at any time until 30 days after REI files its Annual Report on Form 10-K for the year ended December 31, 1999, to exchange all or substantially all of its assets for shares of REI Common Stock, subject to certain contractual limitations and (iii) the granting of certain demand and piggy-back registration rights with respect to REI Common Stock received on the conversion of the Series A Preferred Stock or on such asset exchange. During 1998, 1997 and 1996, Citadel received dividend income of $455,000, $455,000 and $95,000, respectively, from REI with respect to REI Series A Preferred Stock.

Transactions with Craig Corporation and Reading Entertainment, Inc.

     Commencing August 1995, Citadel began renting corporate office space from Craig on a month-to-month basis and engaged Craig to provide Citadel with certain administrative services. During fiscal 1998, $96,000 was paid to Craig for such rent and services. In additional, Citadel provided real estate consulting services to Reading Company during fiscal 1998, 1997 and 1996, for which Citadel was paid $398,000, $240,000 and $169,000, respectively.

Issuance of Common Stock to Craig Corporation for a Note Receivable

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's common stock at an exercised price of $3.00 per share or $1.998 million. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1.998 million, secured by 500,000 shares of REI Common Stock owned by Craig. Interest is payable quarterly in arrears at the prime rate (amounting to 7.75% at December 31, 1998) computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium. During 1998 and 1997, Craig paid interest to Citadel of approximately $165,000 and $125,000, respectively, pursuant to the terms of the Craig Secured Note.

Agricultural Activities

     In 1997, the Company entered into a series of transactions which resulted in the acquisition by the Company of 1) a 40% equity interest in each of three general partnerships (the "Agricultural Partnerships") formed to acquire from the Prudential Insurance Company of America ("Prudential") approximately 1,580 acres of agricultural land located in the Central Valley of California (the "Big 4 Properties"), and 2) an 80% equity interest in a newly formed farm operating company, Big 4 Farming, LLC ("Farming"), created to farm the Big 4 Properties for the Agricultural Partnerships. The Big 4 Properties were acquired for a total purchase price of $6.75 million plus reimbursement of certain cultural costs through the closing (which cultural costs amounted to approximately $831,000). The acquisition was financed by a ten year purchase money mortgage loan from Prudential in the amount of $4.05 million (the "Prudential Loan") and by drawdowns in the amount of $831,000 under a $1.2 million crop finance line of credit from the Company to the partnerships (the "Crop Financing"). The Prudential Loan bears interest at 7.70%, provides for quarterly payment of interest, and provided certain levels of capital investment are achieved, calls for principal amortization payments of $200,000 per year commencing January 2002. The Crop Financing accrues interest, payable quarterly, at the rate of prime plus 100 basis points, and was due and payable in August 1998. Upon the Crop Financing expiration, Citadel increased the line of credit to $1,850,000 for an additional twelve months under the same terms and conditions. In December 1998, the Agricultural Partnerships suffered a devastating freeze which resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships have no funds with which to repay the drawdowns on the Line of Credit. Big 4 Ranch, Inc. likewise has no funds with which to make further capital contributions. Furthermore, the Agricultural Partnerships generally have no source of funding, other than the Company, for the cultural expenses needed for production of the 1999-2000 crop, as well as, funding of a crop planting program on the undeveloped acreage. In addition, to the $1,850,000 line of credit, it is estimated that the Agricultural Partnerships will need additional cash in the amount of $2,140,000 in order to cover cultural costs and approximately $500,000 in order to complete the planting program through the end of the year. Subsequent to year end, the Company has continued to fund the Agricultural Partnerships operating and crop costs. No revenue is expected to be realized by the Agricultural Partnerships until the 1999 - 2000 crop is harvested and sold. In addition to the current funding the Company is considering making available long-term financing to the Agricultural Partnerships to fund its future operating needs and future crop development activities.

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

     Craig and Reading, as shareholders of Citadel, received BRI shares in the spin-off in proportion to their interests in Citadel. During 1998, Craig and Reading purchased additional shares in BRI, increasing their ownership to approximately 49%. In addition, during 1998, Cecelia Packing, owned by Mr. Cotter and a trust for the benefit of one of Mr. Tompkins children, each acquired from a single seller shares representing an additional 1.6% of the outstanding shares of BRI, or 3.2% in the aggregate of such shares. Certain officers and directors of Craig and Reading are officers, directors or management committee members of CAI, BRI, Farming and/or the Agricultural Partnerships. Mr. James J. Cotter is the Chairman and a Director of each of Citadel, CAI, Craig and REI, and is also Chairman of the management committees of Farming and of each of the Agricultural Partnerships. Mr. S. Craig Tompkins is the Vice Chairman and a Director of each of Citadel and REI, the President and a Director of Craig, the Principal Accounting Officer of Citadel, the President of CAI and a member of the management committees of Farming and of each of the Agricultural Partnerships. Mr. Edward Kane, a director of REI, served as Chairman and President of BRI and a member of the Management Committee of each of the Agricultural Partnerships until October 1998, at which time he was succeeded by Mr. Gerard Laheney, a Director of Craig. Mr. William Gould, a Director of Craig, is also a Director of BRI. Ms. Margaret Cotter, a Director of Craig and the daughter of James J. Cotter, is also the Secretary, Treasurer and Principal Accounting Officer and a Director of BRI, an owner of Visalia and the Vice President of Cecelia. During 1998 Mr. Gould, Ms. Cotter and Mr. Kane received approximately $2,000, $4,000 and $11,000 respectively, on an annual basis for such services to BRI. As an administrative convenience, Mr. Tompkins also serves as an assistant secretary of BRI and Visalia, for which he receives no compensation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)(1)  Financial Statements

                                Description                                             Pg. No
                                -----------                                             ------
          Independent Auditors Report....................................................  23

          Consolidated Balance Sheets as of December 31, 1998 and 1997...................  24

          Consolidated Statements of operations for Each of the Three
              Years in the Period Ended December 31, 1998................................  25

          Consolidated Statements of Stockholders' Equity for Each of the
              Three Years in the Period Ended December 31, 1998..........................  26

          Consolidated Statements of Cash Flows for Each of the Three
              Years in the Period Ended December 31, 1998................................  27

          Notes to Consolidated Financial Statements.....................................  28

     (a)(2) Financial Statement Schedule

          Financial Statement Schedule III -- Real Estate and Accumulated Depreciation.... 43

     (b)  Reports on Form 8-K

          None

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

3.5 Amendment to By-laws of Citadel Holding Corporation (filed as Exhibit 3.5 to the Company's Report on Form 8-K dated October 30, 1996.

4.1 Certificate of Designation of the 3% Cumulative Voting Convertible Preferred Stock of Citadel Holding Corporation (filed as Exhibit 3 to the Company's Report on Form 8-K, filed on November 14, 1994, and incorporated herein by reference)

4.2 Certificate of Designation of the Series B 3% Cumulative Voting Convertible Preferred Stock of Citadel Holding Corporation (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.1 Tax Disaffiliation Agreement, dated as of August 4, 1994, by and between Citadel Holding Corporation and Fidelity Federal Bank (filed as Exhibit
     10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.2 Option Agreement, dated as of August 4, 1994, by and between Fidelity Federal Bank and Citadel Holding Corporation (filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.3 Assignment of Option Agreement, dated as of August 4, 1994, by and between Citadel Holding Corporation and Citadel Realty, Inc. (filed as Exhibit
     10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.4 Employment Agreement between Citadel Holding Corporation and Steve Wesson (filed as Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference)

10.5 Standard Office lease, dated as of July 15, 1994, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

10.6 First Amendment to Standard Office Lease, dated May 15, 1995, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit
     10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

10.7 Promissory Note secured by Deed of Trust, dated May 15, 1995, made by Citadel Realty, Inc., in favor of Fidelity Federal Bank (filed as Exhibit
     10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

Exhibit
No.                           Description
---                           -----------


10.8 Guaranty of Payment dated May 15, 1995 by Citadel Holding Corporation in favor of Fidelity Federal Bank (filed as Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

10.9 Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of may 15, 1995, made by Citadel Realty, Inc. in favor of Fidelity Federal Bank (filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

10.10 Office Lease Modification between Citadel Realty, Inc. and American Express Travel Related Services Company dated March 1. 1996 (filed as
      Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.11 Exchange Agreement dated September 4, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc. Craig Corporation, Craig Management, Inc., Reading Entertainment, Inc., Reading Company (filed as
      Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.12 Asset Put and Registration Rights Agreement dated October 15, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc., Reading Entertainment, Inc., and Craig Corporation (filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.13 Certificate of Designation of the Series A Voting Cumulative Convertible Preferred Stock of Reading Entertainment, Inc. (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.14 Lease between Citadel Realty, Inc., Lessor and Disney Enterprises, Inc., Lessee dated October 1, 1996 (filed as Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)

10.15 Second Amendment to Standard Office Lease between Citadel Realty, Inc. and Fidelity Federal Bank dated October 1, 1996 (filed as Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)

10.16 Modification Agreement to Loan No. 3038879 between Fidelity Federal Bank and Citadel Realty, Inc. dated October 1, 1996 (filed as Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)

10.17 Citadel 1996 Nonemployee Director Stock Option Plan (filed as Exhibit
      10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.18 Reading Entertainment, Inc., Annual Report on Form 10-K for the year ended December 31, 1997 (filed as Exhibit 10.58 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.19 Stock Purchase Agreement dated as of April 11, 1997 by and between
      Citadel Holding Corporation and Craig Corporation (filed as Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

Exhibit
No.                           Description
---                           -----------


10.20 Secured Promissory Note dated as of April 11, 1997 issued by Craig Corporation to Citadel Holding Corporation in the principal amount of $1,998,000 (filed as Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

10.21 Agreement for Purchase and Sale of Real Property between Prudential Insurance Company of America and Big 4 Farming LLC dated August 29, 1997 (filed as Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

10.22 Second Amendment to Agreement of Purchase and Sale between Prudential Insurance Company of America and Big 4 Farming LLC dated November 5, 1997 (filed as Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

10.23 Partnership Agreement of Citadel Agricultural Partners No. 1 dated December 19, 1997 (filed as Exhibit 10.63 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.24 Partnership Agreement of Citadel Agricultural Partners No. 2 dated December 19, 1997 (filed as Exhibit 10.64 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.25 Partnership Agreement of Citadel Agricultural Partners No. 3 dated December 19, 1997 (filed as Exhibit 10.65 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.26 Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 1 and Big 4 Farming LLC (filed as Exhibit 10.67 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.27 Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 2 and Big 4 Farming LLC (filed as Exhibit 10.68 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.28 Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 3 and Big 4 Farming LLC (filed as Exhibit 10.69 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.29 Line of Credit Agreement dated December 29, 1997 between Citadel Holding Corporation and Big 4 Ranch, Inc. (filed as Exhibit 10.70 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.30 Management Services Agreement dated December 26, 1997 between Big 4 Farming LLC and Cecelia Packing (filed as Exhibit 10.71 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.31 Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 1 (filed as
       Exhibit 10.72 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.32 Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 2 (filed as
       Exhibit 10.73 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

Exhibit
No.                           Description
---                           -----------


10.33 Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 3 (filed as
       Exhibit 10.74 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.34 Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 1 (filed as Exhibit
       10.75 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.35 Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 2 (filed as Exhibit
       10.76 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.36 Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 3 (filed as Exhibit
       10.77 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.37 Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 1 (filed as Exhibit
       10.78 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.38 Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 2 (filed as Exhibit
       10.79 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.39 Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 3 (filed as Exhibit
       10.80 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference herewith)

10.40 Administrative Services Agreement between Citadel Holding Corporation and Big 4 Ranch, Inc. dated December 29, 1997 (filed as Exhibit 10.81 to be Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.41 Reading Entertainment, Inc., Annual Report on Form 10-K for the year ended December 31, 1998 (to be filed by amendment)

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

                          CITADEL HOLDING CORPORATION
                          ---------------------------
                                 (Registrant)



Date:  March 31, 1999               /s/  Steve Wesson
                                    -----------------------------------------
                                    Steve Wesson
                                    President and Chief Executive Officer



Date:  March 31, 1999               /s/ S. Craig Tompkins
                                    -----------------------------------------
                                    S. Craig Tompkins
                                    Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


Signature                               Titles(s)                     Date
---------                               ---------                     ----

/s/ James J. Cotter          Chairman of the Board and Director   March 31, 1999
-------------------------
James J. Cotter


/s/ S. Craig Tompkins        Director, Secretary                  March 31, 1999
-------------------------
S. Craig Tompkins


/s/ Ronald I. Simon          Director                             March 31, 1999
-------------------------
Ronald I. Simon


/s/ Alfred Villasenor Jr.    Director                             March 31, 1999
-------------------------
Alfred Villasenor, Jr.
