Form 10-Q
period 1999-03-31
CITADEL HOLDING CORP
filed 1999-05-17
CIK 716634

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       __________________________________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  March 31, 1999

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

                       Yes    X              No
                            ------               -------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 14, 1999, there were 6,669,924 shares of Common Stock, $0.01 par value per share outstanding.

--------------------------------------------------------------------------------

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                           Page
                                                                           ----
PART 1.   Financial Information
------

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
          and December 31, 1998...........................................    3

          Consolidated Statements of Operations for the Three Months Ended
          March 31, 1999 and 1998 (Unaudited).............................    4

          Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 1999 and 1998 (Unaudited).............................    5

          Notes to Consolidated Financial Statements......................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   14


PART 2.   Other Information
------

Item 1.   Legal Proceedings...............................................   17
Item 2.   Changes in Securities...........................................   17
Item 3.   Defaults Upon Senior Securities.................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.............   17
Item 5.   Other Information...............................................   17
Item 6.   Exhibits and Reports on Form 8-K................................   17

Signatures................................................................   18

                  Citadel Holding Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                                                           March 31,               December 31,
ASSETS                                                                       1999                      1998
                                                                   ---------------------------------------------------
                                                                                (In thousands of dollars)
Assets
Cash and cash equivalents                                                 $  4,031                  $  4,367
Property held for sale                                                       5,900                     5,908
Rental Properties, less accumulated depreciation                             7,940                     7,969
Investment in shareholder affiliate                                          7,000                     7,000
Equity investment in and advances to Agricultural Partnerships               1,789                     1,561
Investment in Gish Biomedical, Inc.                                          1,165                     1,002
Capitalized leasing costs, net                                               1,527                     1,592
Other receivables                                                              639                       577
Other assets                                                                   790                       671
Deferred tax asset, net                                                      4,398                     4,398
                                                                          --------                  --------
Total assets                                                              $ 35,179                  $ 35,045
                                                                          ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Security deposits payable                                                 $     95                  $     98
Accounts payable and accrued liabilities                                     1,459                     1,362
Deferred rental revenue                                                        195                       576
Mortgage notes payable                                                       9,175                     9,224
Minority interest in consolidated affiliate                                     44                        44
                                                                          --------                  --------
     Total liabilities                                                      10,968                    11,304

Commitments and contingencies

Stockholders' Equity
Serial preferred stock, par value $.01, 5,000,000 shares
 authorized, 3% Cumulative Voting Convertible, none
 outstanding                                                                    --                        --


Serial preferred stock, par value $.01, 5,000,000 shares
 authorized, Series B 3% Cumulative Voting Convertible,
 none outstanding                                                               --                        --


Common Stock, par value $.01, 20,000,000 shares
 authorized, 6,669,924 issued and outstanding                                   67                        67

Additional paid-in capital                                                  59,603                    59,603
Accumulated (deficit)                                                      (33,461)                  (33,931)
Note receivable from stockholder upon common stock
 issuance                                                                   (1,998)                   (1,998)
                                                                          --------                  --------
     Total stockholders' equity                                             24,211                    23,741
                                                                          --------                  --------

Total liabilities and stockholders' equity                                $ 35,179                  $ 35,045
                                                                          ========                  ========

          See accompanying notes to consolidated financial statements.

                  Citadel Holding Corporation and Subsidiaries
                     Consolidated Statements of Operations


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                             1999                      1998
                                                                           -----------------------------------
                                                                                (In thousands of dollars,
                                                                                except per share amounts)

Revenues:
  Rental income                                                             $1,415                    $1,366
  Farming management fee                                                         1                         4
  Consulting fees from shareholder                                              78                       100
                                                                            ------                    ------
                                                                             1,494                     1,470
                                                                            ------                    ------

Expenses:
  Real estate operating expenses                                               508                       519
  Depreciation and amortization                                                109                        86
  Interest expense                                                             232                       249
  General and administrative expenses                                          250                       285
                                                                            ------                    ------
                                                                             1,099                     1,139
                                                                            ------                    ------

Dividends from investment in Reading                                           114                       114
Interest income                                                                 44                        52
Interest income from shareholder                                                39                        43
Loss from investment in and advances to Agricultural
 Partnerships                                                                 (100)                      (95)
                                                                            ------                    ------
Earnings before minority interest and taxes                                    492                       445
Minority interest                                                               --                         6
                                                                            ------                    ------
Earnings before income taxes                                                   492                       451
Provision for income taxes                                                     (22)                      (80)
                                                                            ------                    ------
Net earnings                                                                $  470                    $  371
                                                                            ======                    ======

Basic earnings per share                                                     $0.07                     $0.06
                                                                            ------                    ------
Diluted earnings per share                                                   $0.07                     $0.06
                                                                            ------                    ------


          See accompanying notes to consolidated financial statements.

                  Citadel Holding Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                             1999                    1998
                                                                         ------------------------------------
                                                                              (In thousands of dollars)
Operating Activities
 Net earnings                                                               $  470                    $  371
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                109                        86
  Equity loss from Agriculture Partnerships                                    113                       115
  Amortization of deferred leasing costs                                        65                        63
  Amortization of deferred loan costs                                            9                         9
  Minority interest                                                             --                        (6)
  Changes in operating assets and liabilities:
   Decrease (increase) in other receivables                                    (62)                      (58)
   Decrease (increase) in other assets                                        (153)                     (156)
   Increase (decrease) in security deposits                                     (3)                        7
   Increase (decrease) in liabilities and deferred rent                       (284)                      201
                                                                            ------                    ------
Net cash provided by operating activities                                      264                       632

Investing activities
 Purchase of Gish securities                                                  (163)                       --
 Purchase of and additions to real estate                                      (60)                      (59)
                                                                            ------                    ------
Net cash used in investing activities                                         (223)                      (59)

Financing activities
 Advances to Agriculture Partnerships                                         (328)                     (242)
 Capital contribution by Visalia of Big 4 Farming LLC                           --                        28
 Repayments of long-term borrowings                                            (49)                      (40)
                                                                            ------                    ------
Net cash used in financing activities                                         (377)                     (254)

Increase (decrease) in cash and cash equivalents                              (336)                      319
Cash and cash equivalents at beginning of period                             4,367                     4,364
                                                                            ------                    ------
Cash and cash equivalents at end of period                                  $4,031                    $4,683
                                                                            ======                    ======

Supplemental Disclosures: Interest paid during the three months ended March 31, 1999 and 1998 was $225,000 and $241,000, respectively.


          See accompanying notes to consolidated financial statements

                  Citadel Holding Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 1999

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

     During the three months ended March 31, 1999 the Company increased its common stock ownership in Gish Biomedical, Inc. ("Gish") to 459,560 shares (13.3%) from 398,850 shares (11.6%) as December 31, 1998 for a purchase price of approximately $163,000. At March 31, 1999, the closing price of Gish common stock was $2.6875, which approximated cost. Subsequent to March 31, 1999, the Company purchased an additional 23,100 shares for approximately $65,000.

     The Company owns, through its interest in three general partnerships (the "Agricultural Partnerships"), a 40% interest in approximately 1,580 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch (the "Property"). The other two partners in the Partnerships are Visalia LLC ("Visalia," a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, and owned by Mr. Cotter and certain members of his family) which has a 20% interest and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. The Company accounts for its 40% investment in the Partnership utilizing the equity method of accounting (Note 4).

     In October 1996, the Company contributed cash in the amount of $7 million to Reading Entertainment, Inc. ("REI" and collectively with its consolidated affiliates, "Reading") in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock (the "REI Preferred Stock") and an option to transfer all or substantially all (subject to certain limitations) of its assets to Reading for Reading Common Stock (the "Asset Put Option"). The Company accounts for its investment in Reading at cost (Note 3).

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 1999 and December 31, 1998, the results of operations and its cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the entire year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with the

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 1999


Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1998 and for the year then ended.

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at March 31, 1999 is approximately $2,581,000 which is being held in institutional money market mutual funds.

Basic Earnings Per Share
------------------------

     Basic earnings per share is based on 6,669,924 shares, the weighted average number of shares outstanding during the three months ended March 31, 1999 and 1998. Diluted earnings per share is based on 6,681,554 and 6,686,951, the weighted average number of shares of common stock and potential common shares outstanding during the three months ended March 31, 1999 and 1998, respectively. Stock options to purchase 53,000 shares of Common Stock were outstanding during the 1999 and 1998 periods at a weighted average exercise price of $2.81 per share. The 1999 and 1998 calculations of the diluted weighted average number of shares outstanding include the effect of such stock options amounting to 11,630 and 17,027 shares, respectively.

Note 2 - Rental Property and Properties Held for Sale
-------------------------------------------------------

     The Company's rental property and property held for sale at March 31, 1999 and December 31, 1998 consist of the following:

                                                                                 March 31,            December 31,
                                                                                 ---------            -----------
                                                                                   1999                  1998
                                                                                   ----                  ----
                                                                                          (In thousands)
                                                                                 ------------------------------
                       Rental Property:
                         Land                                                      $2,951                $2,951
                         Building and improvements                                  5,582                 5,564
                                                                                   ------                ------
                            Total                                                   8,533                 8,515
                         Less accumulated depreciation                               (593)                 (546)
                                                                                   ------                ------
                       Rental property, net                                        $7,940                $7,969
                                                                                   ======                ======

                       Property held for sale:
                         Commercial land and building                              $6,650                $6,608
                         Accumulated depreciation                                    (750)                 (700)
                                                                                   ------                ------
                            Net                                                    $5,900                $5,908
                                                                                   ======                ======

       At March 31, 1999 and December 31, 1998 rental properties consisted of two office buildings located in Glendale, California and Phoenix, Arizona. During the fourth quarter of 1998, the Company entered into negotiations for the sale of the Phoenix, Arizona building and, accordingly reclassified such property as "Property held for sale". In addition, the Company has capitalized certain lease costs associated with the Phoenix, Arizona building which are included in the balance sheet as "Capitalized leasing costs, net" at March 31, 1999 in the amount of approximately $483,000. On March 4, 1999, the Company entered into a Purchase and Sale

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 1999


Agreement to sell the Phoenix, Arizona property. The Buyer agreed to purchase the property for approximately $20 million. In April 1999, the Company amended the Purchase and Sale Agreement to provide the Buyer an extension of the closing date from May 5, 1999 to June 5, 1999. The Company received a nonrefundable deposit to be applied against the purchase price of $750,000 for such extension. As of March 31, 1999, this property was encumbered by a mortgage in the amount of approximately $4,214,000. The $20 million sales price does not include expected closing adjustments including property costs settled in escrow, commissions and mortgage termination fees. In addition, the Company has recognized for financial statement purposes a deferred income tax asset at March 31, 1998 amounting to approximately $4,398,000 which is comprised of tax carryforward assets which are expected to be realized at the time of sale. Accordingly, when such sale is recorded for financial statement purposes, an income tax provision will be recorded against the deferred income tax asset at an effective tax rate of approximately 40% on the anticipated gain from the sale of the Phoenix, Arizona property.

Note 3 - Investment in Shareholder Affiliate
--------------------------------------------

     At March 31, 1999 and December 31, 1998, the Company owned 70,000 shares of REI Preferred Stock and the Asset Put Option. The REI Preferred Stock has (i) a liquidation preference of $100 per share or $7 million ("Stated Value"), (ii) bears a cumulative dividend of 6.5%, payable quarterly, and (iii) is convertible any time after April 1998 into shares of REI Common Stock at a conversion price of $11.50 per share. The closing price of REI stock on March 31, 1999 was approximately $7.875 per share. REI, may at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108% and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001 (provided the Company has not exercised the Asset Put Option), or in the event of change of control of REI to require REI to repurchase the REI Series A Preferred Stock for their aggregate Stated Value plus accumulated dividends. In addition, if REI fails to pay dividends for four quarters, the Company has the option to require REI to repurchase such shares at their aggregate liquidation value plus accumulated dividends.

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

     The Company accounts for its investment in REI at cost. Included in the Statements of Operations for the three months ended March 31, 1999 and 1998 is "Dividends from Investment in Reading" of approximately $114,000 earned pursuant to the terms of the REI Series A Preferred Stock.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 1999


     As of April 13, 1998, the Company and Craig Corporation ("Craig"), a shareholder affiliate of the Company, hold in the aggregate approximately 83% of the voting power of Reading, with Craig's holdings representing approximately 78% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power. At April 14, 1999, Reading holds 2,113,673 shares or approximately 32% of the Company's outstanding common stock and Craig holds 1,096,106 shares or approximately 16% of the Company's Common Stock.

     Summarized financial information of REI and subsidiaries as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998 follows:

Condensed Balance Sheets:

                                                                        March 31, 1999           December 31, 1998
                                                                        --------------           -----------------
                                                                                    (In thousands)
                                                                                     -------------
Cash and cash equivalents                                                 $ 51,526                  $ 58,593
Other current assets                                                         2,702                     2,247
Equity investment in Citadel                                                 8,247                     8,158
Property held for development                                               36,448                    32,949
Property and equipment, net                                                 38,635                    32,534
Intangible assets                                                           23,808                    23,408
Other assets                                                                14,012                    14,398
                                                                          --------                  --------
 Total assets                                                             $175,378                  $172,287
                                                                          ========                  ========

Current liabilities                                                       $ 17,661                  $ 15,462
Other liabilities                                                            6,946                     5,526
Minority interests                                                           1,887                     1,927
Series A Preferred stock held by Citadel                                     7,000                     7,000
Shareholders' equity                                                       141,884                   142,372
                                                                          --------                  --------
 Total liabilities and equity                                             $175,378                  $172,287
                                                                          ========                  ========


                                                                                   Three Months Ended
                                                                                        March 31,
Condensed Statement of Operations:                                            1999                      1998
                                                                              ----                      ----
                                                                                      (In Thousands)
                                                                                      --------------
Revenue                                                                   $  7,518                  $  8,745
Theater costs                                                               (6,170)                   (6,664)
Depreciation and amortization                                                 (986)                     (848)
General and administrative                                                  (2,362)                   (2,117)
                                                                          --------                  --------
Loss from operations                                                        (2,000)                     (884)
Interest and dividends                                                         738                     1,328
Equity in earnings of affiliates                                                90                       118
Other income (expense)                                                           2                      (632)
                                                                          --------                  --------
Loss before income taxes                                                    (1,170)                      (70)
Income taxes                                                                  (222)                     (193)
Minority interest                                                              (65)                      (94)
                                                                          --------                  --------
Net loss                                                                    (1,457)                     (357)
Less preferred stock dividends                                              (1,083)                   (1,079)
                                                                          --------                  --------
Net loss applicable to common shareholders                                $ (2,540)                 $ (1,436)
                                                                          ========                  ========
Basic and diluted losses per share                                          $(0.34)                   $(0.19)
                                                                          ========                  ========

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 1999


Note 4 -  Equity investment and Note Receivable from Agricultural Partnerships
------------------------------------------------------------------------------

At March 31, 1999 and December 31, 1998, "Investments in and advances to Agricultural Partnerships" consist of the following:

                                                                         March 31,                  December 31,
                                                                           1999                        1998
                                                                           ----                        ----
                                                                                    (IN THOUSANDS)
Equity investment in Agricultural Partnerships                           $  (41)                      $   59
Note receivable and advances to Agricultural Partnerships                 1,830                        1,502
                                                                         ------                       ------
                                                                         $1,789                       $1,561
                                                                         ======                       ======

As described in Note 1, the Company has a 40% interest in the Agricultural Partnerships. In addition, the Company provided a Crop Financing Line of Credit to the Agricultural Partnerships. Drawdowns under the Line of Credit accrued interest at prime plus 100 basis points, payable quarterly, and was due and payable in August 1998. Upon its expiration, Citadel entered into an amended Line of Credit, increasing the available line of credit to $1,850,000 under the same terms and conditions for an additional twelve month period. In December 1998, the Agricultural Partnerships suffered a devastating freeze which resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships have no funds with which to repay the drawdowns on the Line of Credit. Big 4 Ranch, Inc. the other 40% owner likewise has no funds with which to make further capital contributions. Furthermore, the Agricultural Partnerships generally have no source of funding, other than the Company, for the cultural expenses needed for production of the 1999-2000 crop, as well as, funding of a crop planting program on the undeveloped acreage. In addition, to the $1,850,000 line of credit, it is estimated that the Agricultural Partnerships will need additional cash in the amount of $1,500,000 in order to cover cultural costs and approximately $125,000 in order to complete the planting program through the end of the year. The Company has continued to fund the Agricultural Partnerships operating and crop costs. No revenue is expected to be realized by the Agricultural Partnerships until the 1999 2000 crop is harvested and sold. In addition to the current funding the Company is considering making available long-term financing to the Agricultural Partnerships to fund its future operating needs and future crop development activities. The Agricultural Partnerships are also pursuing claims under various disaster relief programs, however, no assurances can be given that such funding will be forthcoming.

In December 1997, Big 4 Farming LLC ("Farming", owned 80% by the Company and 20% by Visalia) entered into a two-year farming services agreement (the "Farming Contract") with each of the Partnerships, pursuant to which it provides farm operation services for an initial term of two years. The Visalia minority interest ownership of Farming is included in the Consolidated Balance Sheet at March 31, 1999 and December 31, 1998 as "Minority interest" in the amount of $44,000. Visalia's portion of Farming's net earnings for the three months ended March 31, 1999 and 1998 amounted to $0 and $6,000 and is included in the Consolidated Statement of Operations as "Minority interest".

In consideration of the services provided under the Farming Contract, Farming is paid an amount equal to 100% of its costs plus a profit factor equal to 5% of the gross agricultural receipts from the Big 4 Properties, calculated after the costs of picking, packing and hauling. Due to the freeze no revenues are expected in the 1999 fiscal year. In addition, Farming entered into a contract with Cecelia Packing Corporation ("Cecelia" owned by James J. Cotter) for certain management consulting, purchasing and

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 1999


bookkeeping services for an initial terms of two years at a fee of $6,000 per month plus reimbursement of certain out-of-pocket expenses. Cecelia also packs a portion of the fruit produced by the Agricultural Partnerships. During the three months ended March 31, 1999 and 1998, Cecilia received a fee of $18,000.

Summarized financial information of the Agricultural Partnerships as of March 31, 1999 and December 31, 1998 and the results of operation for the three months ended March 31, 1999 and 1998 follows:

Condensed Balance Sheet:

d

                                                            March 31,                 December 31,
                                                              1999                        1998
                                                              ----                        ----

                                                                          (000's)
Current Assets                                              $   147                     $    --
Property and equipment, net                                   5,548                       5,645
Deferred loan costs                                              80                          84
                                                            -------                     -------
   Total assets                                             $ 5,775                     $ 5,729
                                                            =======                     =======

Accounts payable                                            $    30                     $    30
Due to Big 4 Farming LLC (1)                                    124                         297
Line of credit with Citadel                                   1,706                       1,206
                                                            -------                     -------
   Current liabilities                                        1,860                       1,533
Mortgage note payable                                         4,050                       4,050
Partners capital                                               (135)                        146
                                                            -------                     -------
   Total liabilities and partners capital                   $ 5,775                     $ 5,729
                                                            =======                     =======


(1) As described above, Farming provides all farming services to the Agricultural Partnerships pursuant to the Farming Contract. Such services include the contracting for the picking, packing and hauling of the crops. The $124,000 reflected as `Due to Big 4 Farming LLC" at March 31, 1999 represents expenses paid by Farming on behalf of the Agricultural Partnerships not yet drawn down on the line of credit.

The Prudential Purchase Money Loan in the amount of $4.05 million is secured by, among other things, a first priority mortgage lien on the property, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. In order to defer principal payments until January 1, 2002, the Agricultural Partnerships must make capital improvements to the real property totaling $500,000 by December 31, 2000 and an additional $200,000 by December 31, 2001. If the required capital expenditures are not made, then the Agricultural Partnerships will be required to make a mandatory prepayment of principal on January 31, 2001 equal to difference between $500,000 and the amount of capital improvements made through December 31, 2000. The purchase money mortgage also imposes a prepayment penalty equal to the greater of (a) one-half of one percent of each prepayment of principal and (b) a present value calculation of the anticipated loss that the note holder will suffer as a result of such prepayment. As of March 31, 1999 the Agricultural Partnerships had made capital expenditures of approximately $649,000 consisting primarily of new tree plantings and improvements to irrigation systems.

                                                                                    Three Months Ended
                                                                                         March 31,
Statement of Operations:
                                                                               -----------------------------
                                                                                             (000's)
                                                                                     1999              1998
                                                                                     ----               ----
Sales of crops                                                                      $  43              $ 250
Costs of sales                                                                        (17)              (239)
                                                                                    -----              -----
 Gross profit                                                                          26                 11

General and administrative expense (1)                                                (72)               (64)
Depreciation                                                                         (126)              (135)
Interest expense                                                                     (110)              (100)
                                                                                    -----              -----
  Net (loss)                                                                        $(282)             $(288)
                                                                                    =====              =====

Equity loss - 40% Citadel                                                           $(113)             $(115)
Interest income from partnership loan (2)                                              13                 20
                                                                                    -----              -----
Net (loss) from investment in and advances to
  Agriculture Partnership                                                           $(100)             $ (95)
                                                                                    =====              =====

___________________________

     (1) Reflects reimbursement of expenses and fees to Big 4 Farming LLC, an 80% owned subsidiary.

     (2) Interest income earned amounted to approximately $32,000. Until such time as the other partners contribute capital or the partnership has positive capital accounts, the Company is not recording interest income with respect to the other partners 60% ownership interest, for financial statement purposes.

Note 5 - Taxes on Income
------------------------

     The provision for income taxes for the three months ended March 31, 1999 and 1998 amounted to approximately $22,000 and $80,000, respectively, representing a provision for estimated federal alternative minimum tax and state taxes.

Note 6 - Common Stock
---------------------

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's treasury common stock at an exercise price of $3.00 per share of $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note in the amount of $1,998,000 is included in the Balance Sheet as a contra equity account under the caption "Note Receivable from shareholders" at March 31, 1999 and December 31, 1998. Interest is payable quarterly in arrears at the prime rate computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 and 120 days following the Company's written demand for payment. Interest income from the Craig secured Note amounted to approximately $38,000 and $43,000 for the three months ended March 31, 1999 and 1998. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 1999


Note 7 - Business Segments
--------------------------

The following sets forth certain information concerning the Company's rental real estate operations, agricultural operations and corporate activities for the three months ended March 31, 1999 and 1998.


                                                   Rental         Agricultural
                                                 Real Estate      Operations        Corporate (1)        Consolidated
                                                 -----------      ----------        -------------        ------------
1999:
Revenues                                           $ 1,415           $    1             $    78               $ 1,494
Earnings (losses) before taxes                         594             (100)                 (2)                  492
Identifiable assets                                 18,847            2,252              14,080                35,179
Capital expenditures                                    60               --                  --                    60

1998:
Revenues                                           $ 1,366                4             $   100               $ 1,470
Earnings (losses) before taxes                         551              (91)                 (9)                  451

(1) Includes consulting fee income from Reading and interest and dividend income earned with respect to the Company's cash balances and investment in Reading Preferred Stock. Identifiable assets includes the Company's investment in Reading, Gish and cash and cash equivalents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The following is a comparison of the results of operations for the three months ended March 31, 1999, ("1999 Quarter") with the three months ended March 31, 1998 ("1998 Quarter"). Due to the nature of the Company's business activities, revenues and earnings have and will vary significantly reflecting the results of real estate sales, and the operating results of the Agricultural Partnerships. Accordingly, period to period comparisons of operating results will not necessarily be indicative of future financial results.

     The Company's net earnings for the three months ended March 31, 1999 amounted to $470,000 or $0.07 per basic share as compared to the net earnings of $371,000 or $0.06 per basic share for the three month period ended March 31, 1998.

     Rental income amounted to $1,415,000 for the 1999 Quarter as compared to $1,366,000 for the 1998 Quarter. Real estate operating expenses decreased to $508,000 in the 1999 Quarter as compared to $519,000 in the 1998 Quarter reflecting slightly lower operating costs. As of March 31, 1999 and 1998, rental properties consisted of two office buildings located in Glendale, California and Phoenix, Arizona. The Glendale property is leased to Disney Enterprises, Inc., and Fidelity Federal Bank, and American Express leases approximately 56% of the Phoenix Building. On March 4, 1999, the Company entered into a Purchase and Sale Agreement to sell the Phoenix, Arizona property included in "Property held for sale". Rental income and real estate operating expenses for the three months ended March 31, 1999 with respect to the Phoenix, Arizona property totaled approximately $864,000 and $346,000, respectively. The Buyer agreed to purchase the property for approximately $20 million with an outside closing date of May 5, 1999. In April 1999, the Purchase and Sale Agreement was amended providing an extension to the closing date of June 5, 1999 and a release to the Company of a $750,000 non-refundable deposit which will be applied to the sales price. As of March 31, 1999, this property was encumbered by a mortgage in the amount of approximately $4,214,000. The $20 million sales price does not include expected closing adjustments including property costs settled in escrow, commissions and mortgage payoff fees. In addition, the Company has recognized for financial statement purposes a deferred income tax asset at March 31, 1999 amounting to approximately $4,398,000 which is comprised of tax carryforward assets which are expected to be realized at the time of sale. Accordingly, when such sale is recorded for financial statement purposes, an income tax provision will be recorded against this deferred tax benefit at an effective tax rate of approximately 40% on the anticipated gain from the sale of the Phoenix, Arizona property.

    Consulting income from shareholder amounted to $78,000 in the 1999 Quarter as compared to $100,000 in the 1998 Quarter. The Company provides a substantial portion of its executives time providing real estate consulting services to Reading in connection with the development by Reading of multiplex cinemas in Puerto Rico, Australia and the United States. The decrease in the 1999 Quarter reflects a reduction in services provided by Citadel to Reading as compared to the 1998 quarter.

     Included in the Statement of Operations as "Earnings (loss) from investment in and advances to Agricultural Partnerships" is a loss in the 1999 Quarter and 1998 Quarter of $100,000 and $95,000, respectively, representing the Company's 40% equity share of the Agriculture Partnerships operating results. At March 31, 1999 and December 31, 1998, Citadel and its subsidiaries had advanced approximately $1,830,000 and $1,502,000, respectively, under the Line of Credit. As described below, the Agricultural Partnerships suffered a significant loss in Fiscal 1998 resulting in the Agricultural Partnerships having deficit partners capital of approximately $135,000 at March 31, 1999. The Company does not expect to begin to recover its advances and interest income to the Agricultural Partnerships until the 1999 crop harvest in 2000. In addition, to the continuing operating losses expected to be reported, Big 4 Ranch, Inc. does not currently have resources to make additional capital contributions. Accordingly, until such time as the Agricultural Partnerships have operating earnings and positive partners capital, the Company is not recording the other partner's 60% portion of interest income (earned at prime plus 100 basis points) for the financial statement purposes. Interest earned but not reported for the three months ended March 31, 1999 amounted to approximately $20,000.

     In December 1998, the Agricultural Partnerships suffered from a devastating freeze which resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships have no funds with which to repay the drawdowns on the Line of Credit. Big 4 Ranch, Inc. currently has no funds with which to make further capital contributions. Furthermore, the Agricultural Partnerships generally have no source of funding, other than the Company, for the cultural expenses needed for production of the 1999-2000 crop, as well as, funding of a crop planting program on the undeveloped acreage. In addition, to the $1,850,000 line of credit, it is estimated that the Agricultural Partnerships will need additional cash in the amount of $1,500,000 in order to cover cultural, administrative and interest costs and approximately $125,000 in order to complete the planting program through the end of the year. Subsequent to year end, the Company has continued to fund the Agricultural Partnerships operating and crop costs. No revenue is expected to be realized by the Agricultural Partnerships until the 1999 - 2000 crop is harvested and sold. In addition to the current funding the Company is considering making available long-term financing to the Agricultural Partnerships to fund its future operating needs and future crop development activities.

     Interest income (reflected in the Statement of Operations as "Interest income" and "Interest income from shareholders") decreased between the 1999 and 1998 Quarters and amounted to $83,000 in the 1998 Quarter and $95,000 in the 1998 Quarter. Included in the Statements of Operations for the 1999 and 1998 Quarter is approximately $114,000 of dividend income earned with respect to the Company's investment in REI Preferred Stock. The REI Series A Preferred Stock is convertible at any time into shares of REI Common Stock at a conversion price of $11.50 per share. The closing market price of REI Common Stock at March 31, 1999 was $7.875 per share. REI reported net loss applicable to common shareholders of approximately $2,540,000 for the 1999 Quarter as compared to net loss applicable to common shareholders of approximately $1,436,000 in the 1999 Quarter.

     General and administrative expenses decreased in the 1999 Quarter and amounted to $250,000 as compared to $285,000 in the 1998 Quarter. The decrease in general and administrative expenses is primarily a result of a decrease in certain overhead costs associated with the operations of Big 4 Farming.

     Interest expense was $232,000 in the 1999 Quarter as compared to $249,000 in the 1998 Quarter. Two mortgage loans were outstanding for both the 1999 and 1998 Quarter. The slight decrease in interest expense is generally attributable to the reduction in the average mortgage balances outstanding. The terms of the mortgage loans provide for an adjustable rate of interest, which rate amounted to 9.439% at March 31, 1999.

Business Plan, Capital Resources and Liquidity

     Cash and cash equivalents decreased approximately $336,000 from $4,367,000 at December 31, 1998 to $4,031,000 at March 31, 1999. Net cash used in investing activities amounted to $223,000 in the 1999 Quarter and reflects $60,000 of leasehold improvements made to rental properties and additional purchases of GISH common stock totaling $163,000. Net cash used in financing activities amounted to $377,000 in the 1999 Quarter and resulted from (i) additional borrowings by the Agriculture Partnerships of approximately $328,000 and (ii) the amortization of long-term mortgage loans.

     Cash and cash equivalents increased approximately $319,000 to $4,683,000 at March 31, 1998. Net cash used in investing activities amounted to $59,000 in the 1998 Quarter and reflects leasehold improvements made to rental properties. Net cash used in financing activities amounted to $254,000 in the 1998 Quarter and resulted from (i) additional borrowings by the Agricultural Partnerships of approximately $242,000 and (ii) the repayment of long-term mortgage loans.

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

     In the short term, uses of funds are expected to include (i) funding of the Agricultural Partnerships, (ii) funding of the Glendale Building leasehold and tenant improvements of approximately $1,985,000, (iii) operating expenses, and
(iv) debt service or possible repayment of, pursuant to the property mortgages. The Company does not expect to have cash flow from its investment in the Agricultural Partnerships in the next several periods due to the results of the freeze described above. As part of the Big 4 Ranch, Inc., spin off, the Company agreed to provide a $200,000 line of credit to that company. To date, no loans have been requested with respect to this commitment.

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

    The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases finalization of the sale of properties, the impact of competition, market and other risks associated with the Company's investment activities including the investment and advances to the Agricultural Properties and other factors described herein.

                          Part II -- Other Information
                          ----------------------------


Item 1 - Legal Proceedings
--------------------------

     For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company's Form 10-K for the fiscal year ended December 31, 1998.

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


                          CITADEL HOLDING CORPORATION
                          ---------------------------


By:  /s/ Steve Wesson
     --------------------------------------
     Steve Wesson
     President and Chief Executive Officer
     May 17, 1999


     /s/ S. Craig Tompkins
     --------------------------------------
     S. Craig Tompkins
     Principal Accounting Officer
     May 17, 1999