Form 10-Q
period 1999-06-30
CITADEL HOLDING CORP
filed 1999-08-16
CIK 716634

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

[ ]  For the quarterly period ended:  June 30, 1999

                                       OR

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
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 13, 1999, there were 6,669,924 shares of Common Stock, $0.01 par value per share outstanding.

================================================================================

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                  Page
                                                                                  ----
PART 1.         Financial Information
------

Item 1.         Financial Statements

                Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
                and December 31, 1998.............................................    3

                Consolidated Statements of Operations for the Three and Six Months
                Ended June 30, 1999 and 1998 (Unaudited)..........................    4

                Consolidated Statements of Cash Flows for the Six Months Ended
                June 30, 1999 and 1998 (Unaudited)................................    5

                Notes to Consolidated Financial Statements........................    6

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations.........................................   15


PART 2.         Other Information
------

Item 1.         Legal Proceedings.................................................   20
Item 2.         Changes in Securities.............................................   20
Item 3.         Defaults Upon Senior Securities...................................   20
Item 4.         Submission of Matters to a Vote of Security Holders...............   20
Item 5.         Other Information.................................................   20
Item 6.         Exhibits and Reports on Form 8-K..................................   20

Signatures........................................................................   21

                  Citadel Holding Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                                                 (Unaudited)
                                                                   June 30,                December 31,
ASSETS                                                               1999                      1998
                                                         ---------------------------------------------------
                                                                        (In thousands of dollars)
Assets
Cash and cash equivalents                                         $ 14,684                  $  4,367
Property held for sale                                                  --                     5,908
Rental Property, less accumulated depreciation                       7,841                     7,969
Investment in shareholder affiliate                                  7,000                     7,000
Equity investment in and advances to Agricultural
 Partnerships                                                        1,937                     1,561
Investment in Gish Biomedical, Inc.                                  1,510                     1,002
Capitalized leasing costs, net                                       1,011                     1,592
Other receivables                                                      174                       577
Other assets                                                           454                       671
Deferred tax asset, net                                                301                     4,398
                                                                  --------                  --------
Total assets                                                      $ 34,912                  $ 35,045
                                                                  ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Security deposits payable                                         $     27                  $     98
Accounts payable and accrued liabilities                             2,445                     1,362
Deferred rental revenue                                                 47                       576
Mortgage notes payable                                                  --                     9,224
Minority interest in consolidated affiliate                             47                        44
                                                                  --------                  --------
     Total liabilities                                               2,566                    11,304

Commitments and contingencies

Stockholders' Equity
Serial preferred stock, par value $.01, 5,000,000 shares
 authorized, 3% Cumulative Voting Convertible, none
 outstanding                                                            --                        --
Serial preferred stock, par value $.01, 5,000,000 shares
 authorized, Series B 3% Cumulative Voting Convertible,
 none outstanding                                                       --                        --
Common Stock, par value $.01, 20,000,000 shares
 authorized, 6,669,924 issued and outstanding                           67                        67
Additional paid-in capital                                          59,603                    59,603
Accumulated (deficit)                                              (25,457)                  (33,931)
Unrealized gain on available-for-sale securities                       131                        --
Note receivable from stockholder upon common stock
 issuance                                                           (1,998)                   (1,998)
                                                                  --------                  --------
     Total stockholders' equity                                     32,346                    23,741
                                                                  --------                  --------
Total liabilities and stockholders' equity                        $ 34,912                  $ 35,045
                                                                  ========                  ========

          See accompanying notes to consolidated financial statements.

                  Citadel Holding Corporation and Subsidiaries
               Consolidated Statements of Operations (Unaudited)


                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                              June 30,
                                                    1999              1998                1999                1998
                                            ----------------------------------------------------------------------------
                                                                       (In thousands of dollars,
                                                                       except per share amounts)
Revenues:
  Rental income                                   $ 1,186              $1,348             $ 2,601              $2,714
  Farming management fee                                9                  97                  10                 101
  Consulting fees from shareholder                     77                 100                 155                 200
                                                  -------              ------             -------              ------
                                                    1,272               1,545               2,766               3,015
                                                  -------              ------             -------              ------
Expenses:
  Real estate operating expenses                      410                 581                 918               1,100
  Depreciation and amortization                        97                  91                 206                 177
  Interest expense                                    324                 246                 556                 495
  General and administrative expenses                 501                 569                 751                 854
                                                  -------              ------             -------              ------
     Total expenses                                 1,332               1,487               2,431               2,626
                                                  -------              ------             -------              ------
Dividends from investment in Reading                  114                 114                 228                 228
Interest income                                        86                  55                 130                 107
Interest income from shareholder                       39                  44                  78                  87
Earnings (loss) from investment in and
 advances to  Agriculture Partnerships                 34                 (12)                (66)               (107)
Gain (loss) on sale of properties                  13,337                  --              13,337                  --
                                                  -------              ------             -------              ------
Earnings before minority interest and taxes        13,550                 259              14,042                 704
Minority interest                                      (3)                (17)                 (3)                (11)
                                                  -------              ------             -------              ------
Earnings before income taxes                       13,547                 242              14,039                 693
Provision for income taxes                         (5,543)                (50)             (5,565)               (130)
                                                  -------              ------             -------              ------
Net earnings                                      $ 8,004              $  192             $ 8,474              $  563
                                                  =======              ======             =======              ======
Basic earnings per share                          $  1.20              $ 0.03             $  1.27              $ 0.08
                                                  -------              ------             -------              ------
Diluted earnings per share                        $  1.20              $ 0.03             $  1.27              $ 0.08
                                                  -------              ------             -------              ------


          See accompanying notes to consolidated financial statements.

                  Citadel Holding Corporation and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                       1999                    1998
                                                             -----------------------------------------------
                                                                         (In thousands of dollars)
Operating Activities
Net earnings                                                           $  8,474                    $  563
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                             206                       177
  Gain (loss) on sale of property                                       (13,337)                       --
  Equity loss from Agriculture Partnerships                                  66                       151
  Amortization of deferred leasing costs                                    119                       129
  Amortization of deferred loan costs                                        58                        17
  Minority interest                                                           3                       (11)
  Deferred income tax asset                                               4,009                        --
  Changes in operating assets and liabilities:
    Decrease (increase) in other receivables                                403                        (2)
    Decrease (increase) in other assets                                     105                      (306)
    Increase (decrease) in security deposits                                (71)                        4
    Increase (decrease) in liabilities and deferred rent                    554                       (34)
                                                                       --------                    ------
Net cash provided by operating activities                                   589                       688

Investing activities
  Purchase of Gish securities                                              (289)                       --
  Proceeds from sale of property                                         19,683                        --
  Purchase of equipment                                                      --                      (140)
  Purchase of and additions to real estate                                   --                      (178)
                                                                       --------                    ------
Net cash provided by (used in) investing activities                      19,394                      (318)

Financing activities
  Loans and advances to Agriculture Partnerships                           (442)                     (242)
  Commissions paid on lease                                                  --                      (431)
  Payment of loans by Agricultural Partnerships                              --                       615
  Proceeds from minority interest in Big 4 Farming LLC                       --                        28
  Repayments of long-term mortgage borrowings                            (9,224)                      (82)
                                                                       --------                    ------
Net cash used in financing activities                                    (9,666)                     (112)

Increase (decrease) in cash and cash equivalents                         10,317                       258
Cash and cash equivalents at beginning of period                          4,367                     4,364
                                                                       --------                    ------
Cash and cash equivalents at end of period                             $ 14,684                    $4,622
                                                                       ========                    ======

Supplemental Disclosures:
Interest paid during the six months ended June 30, 1999 and 1998 was $572,000 and $478,000, respectively.

          See accompanying notes to consolidated financial statements

                  Citadel Holding Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 June 30, 1999

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

     During the six months ended June 30, 1999 the Company increased its common stock ownership in Gish Biomedical, Inc. ("Gish") to 503,300 shares (14.6%) from 398,850 shares (11.6%) as December 31, 1998 for a purchase price of approximately $289,000. The Gish securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported as a separate component of stockholder's equity.
At June 30, 1999, the aggregate cost basis of the Gish securities was approximately $1,291,000 and the closing price of Gish common stock was $3.00 resulting in a $131,000 unrealized gain on available-for-sale securities, net of deferred income tax amounting to $89,000. Subsequent to June 30, 1999, the Company purchased an additional 6,500 Gish shares for approximately $20,000.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 1999 and December 31, 1998, the results of operations and its cash flows for the three and six months ended June 30, 1999 and 1998. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the entire year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 1999


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

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at June 30, 1999 is approximately $14,394,000 which is being held in institutional money market mutual funds.

Basic Earnings Per Share
------------------------

     Basic earnings per share is based on 6,669,924 shares, the weighted average number of shares outstanding during the three and six month periods ended June 30, 1999 and 1998. Diluted earnings per share is based on 6,689,493 and 6,685,937, the weighted average number of shares of common stock and potential common shares outstanding during the three and six months ended June 30, 1999, and is based on 6,692,007 and 6,689,606 shares for the three and six months ended June 30, 1998, respectively. Stock options to purchase 53,000 shares of Common Stock were outstanding during the 1999 and 1998 periods at a weighted average exercise price of $2.81 per share. The June 30, 1999 and 1998 calculations of the diluted weighted average number of shares outstanding include the effect of such stock options.

     Effective August 1, 1999, upon the resignation of the Company's President, the Company cancelled stock options to exercise 33,000 common shares at $2.69 per share for a cash payment of approximately $66,000. In addition, pursuant to the terms of an agreement with the President, the Company has agreed to pay $250,000 over a twelve month period beginning August 1, 1999, which amount has been included in accounts payable and accrued liabilities at June 30, 1999.

Note 2 - Rental Property and Property Held for Sale
---------------------------------------------------

     The Company's rental property and property held for sale at June 30, 1999 and December 31, 1998 consist of the following:

                                                                           June 30,           December 31,
                                                                          ---------          --------------
                                                                             1999                1998
                                                                           --------             -------
                                                                                   (In thousands)
                                                                     -------------------------------------------
Rental Property:
  Land                                                                  $   2,951             $   2,951
  Building and improvements                                                 5,533                 5,564
                                                                           ------                ------
     Total                                                                  8,484                 8,515
  Less accumulated depreciation                                              (643)                 (546)
                                                                           ------                ------
Rental property, net                                                       $7,841             $   7,969
                                                                           ======                ======

Property held for sale:
  Commercial land and building                                          $      --             $   6,608
  Accumulated depreciation                                                     --                  (700)
                                                                           ------                ------
     Net                                                                $      --             $   5,908
                                                                           ======                ======

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 1999


     At December 31, 1998 rental properties consisted of two office buildings
located in Glendale, California and Phoenix, Arizona.   During the second
quarter of 1999, the Company sold the Phoenix, Arizona building which was classified as "Property held for sale" at December 31, 1998. The sale of the Phoenix, Arizona building for $20,000,000 resulted in a book gain of approximately $13,337,000 after consideration of selling expenses approximating $317,000. The write off of Capitalized lease costs related to the Phoenix, Arizona property amounting to approximately $462,000 were included as a component of the gain on sale. The proceeds from the sale were used, in part, to pay-off all outstanding mortgage loans totaling $9,138,000 (see Note 5).

     With the exception of the ground floor, the Glendale, California Building was leased beginning February 1, 1997 to Disney Enterprises, Inc. ("Disney"). The rental rate for the first five years of the Disney lease term beginning February 1, 1997 is approximately $148,000 per month (excluding parking) and approximately $164,000 (excluding parking) for the remaining five year term. Disney has the option to renew the lease for two consecutive five year periods. The lease provided that the Company contribute towards tenant improvements and common area upgrades. To date, while fulfilling their lease obligations to the Company, Disney has not moved into the building. Accordingly, tenant improvements required by the lease approximating $1,985,000 have not yet been constructed. Costs to obtain the lease inclusive of commissions, legal fees and a $450,000 payment to the previous lessor, approximating $1,326,000 are included in the Balance Sheet as "Capitalized leasing costs". At June 30, 1999 and December 31, 1998, accumulated amortization with respect to the Glendale Building capitalized leasing costs were $315,000 and $256,000, respectively.

Note 3 - Investment in Shareholder Affiliate
--------------------------------------------

     At June 30, 1999 and December 31, 1998, the Company owned 70,000 shares of REI Preferred Stock and the Asset Put Option. The REI Preferred Stock has (i) a liquidation preference of $100 per share or $7 million ("Stated Value"), (ii) bears a cumulative dividend of 6.5%, payable quarterly, and (iii) is convertible into shares of REI Common Stock at a conversion price of $11.50 per share. The closing price of REI stock on June 30, 1999 was approximately $7.50 per share. REI, may at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108% and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001 (provided the Company has not exercised the Asset Put Option), or in the event of change of control of REI to require REI to repurchase the REI Series A Preferred Stock for their aggregate Stated Value plus accumulated dividends. In addition, if REI fails to pay dividends for four quarters, the Company has the option to require REI to repurchase such shares at their aggregate liquidation value plus accumulated dividends.

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

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 1999


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

     The Company accounts for its investment in REI at cost. Included in the Statements of Operations for each of the three and six months ended June 30, 1999 and 1998 is "Dividends from Investment in Reading" of approximately $114,000 and $228,000, respectively, earned pursuant to the terms of the REI Series A Preferred Stock.

     As of August 13, 1999, the Company and Craig Corporation ("Craig"), a shareholder affiliate of the Company, hold in the aggregate approximately 83% of the voting power of Reading, with Craig's holdings representing approximately 78% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power. As of August 13, 1999, Reading holds 2,113,673 shares or approximately 32% of the Company's outstanding common stock and Craig holds 1,096,106 shares or approximately 16% of the Company's Common Stock.

     Summarized financial information of REI and subsidiaries as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998 follows:

Condensed Balance Sheets:

                                                                June 30, 1999          December 31, 1998
                                                                -------------          -----------------
                                                                            (In thousands)
                                                                            --------------
Cash and cash equivalents                                           $ 36,388                 $ 58,593
Other current assets                                                   2,608                    2,247
Equity investment in Citadel                                          10,723                    8,158
Property held for development                                         30,080                   32,949
Property and equipment, net                                           57,048                   32,534
Intangible assets                                                     24,065                   23,408
Other assets                                                          14,443                   14,398
                                                                    --------                 --------
  Total assets                                                      $175,355                 $172,287
                                                                    ========                 ========

Current liabilities                                                 $ 14,979                 $ 15,462
Other liabilities                                                      7,482                    5,526
Minority interests                                                     1,904                    1,927
Series A Preferred stock held by Citadel                               7,000                    7,000
Shareholders' equity                                                 143,990                  142,372
                                                                    --------                 --------
  Total liabilities and equity                                      $175,355                 $172,287
                                                                    ========                 ========

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 1999


                                                    Three Months Ended                          Six Months Ended
                                                         June 30,                                   June 30,
                                                  1999              1998                      1999            1998
                                                 ------            ------                    ------          ------
                                                                           (In thousands)
Total revenue                                   9,273               8,560               16,792               17,304
Theater costs                                  (7,669)             (6,550)             (13,839)             (13,214)
Depreciation and amortization                  (1,090)               (894)              (2,077)              (1,742)
General and administrative                     (2,971)             (2,358)              (5,333)              (4,474)
                                             --------             -------             --------             --------
(Loss) from operations                         (2,457)             (1,242)              (4,457)              (2,126)
Interest and dividends                            701               1,154                1,438                2,482
Equity in earnings of affiliates                2,523                  (9)               2,614                  110
Other income, net                                (121)                186                 (119)                (447)
                                             --------             -------             --------             --------
Income (loss) before income taxes                 646                  89                 (524)                  19
Income taxes                                     (266)               (214)                (488)                (407)
Minority interest                                (113)                (65)                (178)                (159)
                                             --------             -------             --------             --------
Net income (loss)                                (267)               (190)              (1,190)                (547)
Less preferred stock dividends                 (1,082)             (1,076)              (2,165)              (2,155)
                                             --------             -------             --------             --------
Net income applicable to common              $   (815)            $(1,266)            $ (3,355)            $ (2,702)
 shareholders                                ========             =======             ========             ========
Basic and diluted (losses) per share         $  (0.11)            $ (0.17)            $  (0.45)            $  (0.36)
                                             ========             =======             ========             ========

Note 4 -  Equity investment and Note Receivable from Agricultural Partnerships
------------------------------------------------------------------------------

At June 30, 1999 and December 31, 1998, "Investments in and advances to Agricultural Partnerships" consist of the following:

                                                                           June 30,          December 31,
                                                                            1999                1998
                                                                         ----------          -----------
                                                                              (In Thousands)
Equity investment in Agricultural Partnerships                          $   (78)                $    59
Note receivable and advances to Agricultural Partnerships                 2,015                   1,502
                                                                         ------                  ------
                                                                        $ 1,937                 $ 1,561
                                                                         ======                  ======

As described in Note 1, the Company has a 40% interest in the Agricultural Partnerships. In addition, the Company has provided a Crop Financing Line of Credit to the Agricultural Partnerships. Drawdowns under the Line of Credit accrued interest at prime plus 100 basis points, payable quarterly, and was due and payable in August 1998. Upon its expiration, Citadel entered into an amended Line of Credit, increasing the available line of credit to $1,850,000 under the same terms and conditions for an additional twelve month period. In December 1998, the Agricultural Partnerships suffered a devastating freeze which resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships have no funds with which to repay the drawdowns on the Line of Credit. Big 4 Ranch, Inc. the other 40% owner likewise has no funds with which to make further capital contributions. Furthermore, the Agricultural Partnerships generally have no source of funding, other than the Company, for the cultural expenses needed for production of the 1999-2000 crop, as well as, funding of a crop planting program on the undeveloped acreage. In addition, to the $1,850,000 line of credit, it is estimated that the Agricultural Partnerships will need additional cash in the amount of $1,500,000 in order to cover cultural costs through December 31, 1999 and approximately $125,000 in

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 1999


order to complete the planting program through the end of the year. The Company has continued to fund the Agricultural Partnerships operating and crop costs. At June 30, 1999 total loans and payables incurred on behalf of the Agricultural Partnerships totaled $2,015,000. In addition, the Company has agreed to guarantee the obligations of the Agricultural Partnerships under certain equipment leases, up to $220,000. No revenue is expected to be realized by the Agricultural Partnerships until the 1999-2000 crop is harvested and sold.

In December 1997, Big 4 Farming LLC ("Farming", owned 80% by the Company and 20% by Visalia) entered into a two-year farming services agreement (the "Farming Contract") with each of the Partnerships, pursuant to which it provides farm operation services for an initial term of two years. The Visalia minority interest ownership of Farming is included in the Consolidated Balance Sheet at June 30, 1999 and December 31, 1998 as "Minority interest" in the amount of $47,000 and $44,000, respectively. Visalia's portion of Farming's net earnings for the three and six months ended June 30, 1999 amounted to $3,000 and is included in the Consolidated Statement of Operations as "Minority interest".

In consideration of the services provided under the Farming Contract, Farming is paid an amount equal to 100% of its costs plus a profit factor equal to 5% of the gross agricultural receipts from the Big 4 properties owned by the Agricultural Partnerships, calculated after the costs of picking, packing and hauling. However, due to the freeze, no significant revenues are expected in the 1999 fiscal year and, accordingly, no material profit factor will be realized. Farming has entered into a contract with Cecelia Packing Corporation ("Cecelia" owned by James J. Cotter) for certain management consulting, purchasing and bookkeeping services for an initial terms of two years at a fee of $6,000 per month plus reimbursement of certain out-of-pocket expenses. Cecelia also packs a portion of the fruit produced by the Agricultural Partnerships. During each of the three and six months ended June 30, 1999 and 1998, Cecilia received a fee of $18,000 and $36,000, respectively.

Summarized financial information of the Agricultural Partnerships as of June 30, 1999 and December 31, 1998 and the results of operation for the three and six months ended June 30, 1999 and 1998 follows:

Condensed Balance Sheet:

                                                            June 30,            December 31,
                                                              1999                 1998
                                                           ----------          -------------
                                                                       (000'S)
Inventory                                                   $  486                   $   --
Property and equipment, net                                  5,418                    5,645
Deferred loan costs                                             76                       84
                                                            ------                   ------
   Total assets                                             $5,980                   $5,729
                                                            ======                   ======
Accounts payable                                            $    5                   $   30
Due to Big 4 Farming LLC (1)                                   189                      297
Line of credit with Citadel                                  1,826                    1,206
                                                            ------                   ------
   Current liabilities                                       2,020                    1,533
Mortgage note payable                                        4,050                    4,050
Partners capital                                               (90)                     146
                                                            ------                   ------
   Total liabilities and partners capital                   $5,980                   $5,729
                                                            ======                   ======

(1) As described above, Farming provides all farming services to the Agricultural Partnerships pursuant

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 1999


    to the Farming Contract. Such services include the contracting for the picking, packing and hauling of the crops. The $189,000 and $297,000 reflected as "Due to Big 4 Farming LLC" at June 30, 1999 and December 31, 1998, respectively, represents expenses incurred by Farming on behalf of the Agricultural Partnerships not yet drawn down for payment on the line of credit.

The Prudential Purchase Money Loan in the amount of $4.05 million is secured by, among other things, a first priority mortgage lien on the property, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. In order to defer principal payments until January 1, 2002, the Agricultural Partnerships must make capital improvements to the real property totaling $500,000 by December 31, 2000 and an additional $200,000 by December 31, 2001. If the required capital expenditures are not made, then the Agricultural Partnerships will be required to make a mandatory prepayment of principal on January 31, 2001 equal to difference between $500,000 and the amount of capital improvements made through December 31, 2000. The purchase money mortgage also imposes a prepayment penalty equal to the greater of (a) one-half of one percent of each prepayment of principal and (b) a present value calculation of the anticipated loss that the note holder will suffer as a result of such prepayment. As of June 30, 1999 the Agricultural Partnerships had made capital expenditures of approximately $650,000 consisting primarily of new tree plantings and improvements to irrigation systems.


                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                1999               1998
                                                                               ------             ------
                                                                                       (000'S)
Sales of crops                                                                $  646            $  4,887
Costs of sales                                                                  (442)             (4,596)
                                                                              ------            --------
 Gross profit                                                                    204                 291

General and administrative expense (1)                                          (164)               (230)
Depreciation                                                                    (253)               (240)
Income from Federal grants                                                       204                  --
Interest expense                                                                (228)               (198)
                                                                              ------            --------
  Net (loss)                                                                  $ (237)           $   (377)
                                                                              ======            ========
Equity loss - 40% Citadel                                                     $  (95)           $   (151)
Interest income from partnership loan (2)                                         29                  44
                                                                              ------            --------
Net (loss) from investment in and advances to
 Agricultural Partnerships                                                    $  (66)           $   (107)
                                                                              ======            ========

___________________________
     (1) Reflects reimbursement of expenses and fees to Big 4 Farming LLC, an 80% owned subsidiary.

     (2) Interest income earned amounted to approximately $72,000 during the six months ended June 30, 1999. Until such time as the other partners contribute additional capital or the partnership has positive capital accounts, the Company is not recording interest income with respect to the other partners 60% ownership interest, for financial statement purposes.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 1999


Note 5 - Mortgage Note Payable
------------------------------

Concurrent with the sale of the Phoenix, Arizona property the Company paid in full the mortgage encumbering such property in the amount of $4,199,000. In addition, the remaining mortgage encumbering the Glendale, California property totaling approximately $4,939,000 was repaid. Included in interest expense is $184,000 representing prepayment penalties paid of $126,000 and the write off of deferred loan costs related to the mortgages totaling approximately $58,000.

Note 6 - Taxes on Income
------------------------

Significant components of the provisions for income taxes attributable to operations are as follows:


                                                    Six Months Ended                      Three Months Ended
                                                        June 30,                               June 30,
                                                1999                 1998               1999               1998
                                               ------               ------             ------             ------
                                                                        (In thousands)
Income taxes (benefit)
 Current:
  Federal                                    $  580                  $  --             $  580              $  --
  State                                         954                     50                976                130
                                             ------                  -----             ------              -----
 Total current                                1,534                     50              1,556                130
                                             ------                  -----             ------              -----
 Deferred:
  Federal                                     3,734                     --              3,734                 --
  State                                         275                     --                275                 --
                                             ------                  -----             ------              -----
 Total deferred:                              4,009                     --              4,009                 --
                                             ------                  -----             ------              -----

 Total income taxes                          $5,543                  $  50             $5,565              $ 130
                                             ======                  =====             ======              =====


The deferred tax provision during the three and six months ended June 30, 1999 reflects the reversal of deferred tax assets included in the December 31, 1998 Balance Sheet resulting from the sale of the Phoenix, Arizona property. The tax assets were generally comprised of federal capital loss and net operating loss carryfowards which are expected to be utilized as a result of the property sale to reduce the current tax liabilities upon the filing of the Company's Consolidated federal tax return for December 31, 1999.

Note 7 - Common Stock
---------------------

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's treasury common stock at an exercise price of $3.00 per share of $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note in the amount of $1,998,000 is included in the Balance Sheet as a contra equity account under the caption "Note Receivable from shareholders" at June 30, 1999 and December 31, 1998. Interest is payable quarterly in arrears at the prime rate computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 and 120 days following the Company's written demand for payment. Interest income from the Craig secured Note amounted to approximately $39,000 and $44,000

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 1999


for the three months ended June 30, 1999 and 1998 and amounted to approximately $78,000 and $87,000 for the six months ended June 30, 1999 and 1998, respectively. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium.

Note 8 - Business Segments
--------------------------

The following sets forth certain information concerning the Company's rental real estate operations, agricultural operations and corporate activities for the three and six months ended June 30, 1999 and 1998.

                                                   Rental           Agricultural
Three Months Ended June 30:                    Real Estate(2)        Operations       Corporate (1)       Consolidated
                                             -------------------  ----------------   --------------      --------------
1999:
Revenues                                              $ 1,186                $  9          $      77             $ 1,272
Earnings (losses) before taxes                         13,663                  41               (157)             13,547

1998:
Revenues                                              $ 1,348                  97          $     100             $ 1,545
Earnings (losses) before taxes                            391                  74               (223)                242

Six Months Ended June 30:
1999:
Revenues                                              $ 2,601                $ 10          $     155             $ 2,766
Earnings (losses) before taxes                         14,257                 (59)              (159)             14,039

1998:
Revenues                                              $ 2,714                $101          $     200             $ 3,015
Earnings (losses) before taxes                            942                 (17)              (232)                693

(1) Includes consulting fee income from Reading and interest and dividend income earned with respect to the Company's cash balances and investment in Reading Preferred Stock., offset by general and administrative expenses.

(2) Earnings from rental real estate includes gain from sale of property in the three and six months ended June 30, 1999 of $13,337,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The following is a comparison of the results of operations for the three months ended June 30, 1999, ("1999 Quarter") with the three months ended June 30, 1998 ("1998 Quarter") and a comparison of the results of operations for the six months ended June 30, 1999 ("1999 Six Months") with the six months ended June 30, 1998 a ("1998 Six Months"). Due to the nature of the Company's business activities, revenues and earnings have and will vary significantly reflecting the results of real estate sales, and the operating results of the Agricultural Partnerships. Accordingly, period to period comparisons of operating results will not necessarily be indicative of future financial results.

     The Company's net earnings for the 1999 Quarter amounted to $8,004,000 or $1.20 per basic share as compared to net earnings of $192,000 or $0.03 per basic share for the 1998 Quarter. Net earnings for the 1999 Six Months amounted to $8,474,000 or $1.27 per basic share as compared to $563,000 or $0.08 per basic share for the 1998 Six Months. The significant increase in net earnings in the 1999 periods as compared to the 1998 periods is primarily attributable to the sale of a rental property located in Phoenix, Arizona in June 1999, which resulted in a gain of approximately $13,337,000 being included in the Consolidated Statement of Operations for the 1999 three and six month periods. As described below, the June 2, 1999 property sale resulted in a decrease to 1999 rental income, real estate operating expenses, and depreciation in the 1999 periods as compared to the 1998 periods.

     Rental income amounted to $1,186,000 and $2,601,000 for the 1999 Quarter and 1999 Six Months as compared to $1,348,000 and $2,714,000 for the 1998 Quarter and 1998 Six Months, respectively. Real estate operating expenses decreased to $410,000 in the 1999 Quarter as compared to $581,000 in the 1998 Quarter and decreased to $918,000 in the 1999 Six Months as compared to $1,100,000 in the 1998 Six Months, reflecting the sale of the building on June 2, 1999 as well as, slightly lower operating costs at the Glendale, California building. Until June 2, 1999, rental properties consisted of two office buildings located in Glendale, California and Phoenix, Arizona. On June 2, 1999, the Company sold the Phoenix, Arizona property for $20,000,000 which resulted in a financial statement gain of approximately $13,337,000, after consideration of selling expenses totaling $317,000. The proceeds from the sale were used, in part, to pay-off all outstanding mortgage loans totaling approximately $9,138,000. As a result of the sale, future operating results from rental properties will significantly decrease. The following summarizes rental income, real estate operating expenses and depreciation from the Phoenix, Arizona property included in the Statement of Operations for the three and six months ended June 30, 1999 and 1998.

                                                  Three Months Ended                    Six Months Ended
                                                       June 30,                             June 30,
                                                 1999              1998             1999               1998
                                                ------            ------           ------             ------
Rental income                                   $ 620             $ 797            $1,484             $1,611
Real estate operating expenses                    249               391               595                740
Depreciation                                       34                47                84                 89

     The Glendale property is leased to Disney Enterprises, Inc., and Fidelity Federal Bank. Rental income from the Glendale property remained consistent during the 1999 Quarter and 1999 Six months as compared to the 1998 Quarter and 1998 Six Months.

     Consulting income from shareholder amounted to $77,000 and $155,000 in the 1999 Quarter and 1999 Six Months as compared to $100,000 and $200,000 in the 1998 Quarter and 1998 Six Months, respectively. The Company provides a substantial portion of its executives time providing real estate consulting services to Reading in connection with the development by Reading of multiplex cinemas in Puerto Rico, Australia and the United States. The decrease in the 1999 Quarter and 1999 Six Months reflects a reduction in services provided by Citadel to Reading as compared to the 1998 Quarter and 1998 Six Months.

     Included in the Statement of Operations as "Earnings (loss) from investment in and advances to Agricultural Partnerships" is a loss in the 1999 Six Months and 1998 Six Months of $66,000 and $107,000, respectively, representing the Company's 40% equity share of the Agriculture Partnerships operating results. The Company recorded earnings from investment in and advances to the Agricultural Partnerships in the amount of $34,000 in the 1999 Quarter as compared to a loss of $12,000 in the 1998 Quarter. In the 1999 Quarter the Partnerships received federal relief grants of approximately $204,000 related to the 1998 crop losses and reducing their operating loss. At June 30, 1999 and December 31, 1998, Citadel and its subsidiaries had advanced on behalf of the Agricultural Partnership approximately $2,015,000 and $1,502,000, respectively. As described below, the Agricultural Partnerships suffered a significant loss in Fiscal 1998 resulting in the Agricultural Partnerships having deficit partners capital of approximately $90,000 at June 30, 1999. The Company does not expect to begin to recover its advances and interest income to the Agricultural Partnerships until the 1999 crop harvest in 2000.

     In December 1998, the Agricultural Partnerships suffered from a devastating freeze which resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships have no funds with which to repay the drawdowns on the Line of Credit. Big 4 Ranch, Inc. currently has no funds with which to make further capital contributions. Furthermore, the Agricultural Partnerships generally have no source of funding, other than the Company, for the cultural expenses needed for production of the 1999-2000 crop, as well as, funding of a crop planting program on the undeveloped acreage. Accordingly, until such time as the Agricultural Partnerships have operating earnings and positive partners capital, the Company is not recording the other partner's 60% portion of interest income (earned at prime plus 100 basis points) for the financial statement purposes. Interest earned, but not reported, for the three and six months ended June 30, 1999 amounted to approximately $24,000 and $44,000, respectively.

     In addition, to the $1,850,000 line of credit, it is estimated that the Agricultural Partnerships will need additional cash in the amount of $1,500,000 in order to cover cultural, administrative and interest costs and approximately $125,000 in order to complete the planting program through the end of the year. Subsequent to year end, the Company has continued to fund the Agricultural Partnerships operating and crop costs on the same terms as the line of credit. No revenue is expected to be realized by the Agricultural Partnerships until the 1999 2000 crop is harvested and sold. In addition to the current funding the Company is considering making available long-term financing to the Agricultural Partnerships to fund its future operating needs and future crop development activities.

     Interest income (reflected in the Statement of Operations as "Interest income" and "Interest income from shareholders") increased between the 1999 and 1998 periods and amounted to $125,000 in the 1999 Quarter and $99,000 in the 1998 Quarter, and amounted to $208,000 in the 1999 Six Months as compared to $194,000 in the 1998 Six Months. The overall increase is a result of the increased cash balances subsequent to June 2, 1999, the closing date of the property sale. Included in the Statements of Operations for the 1999 and 1998 Quarter and the 1999 and 1998 Six Months is approximately $114,000 and $228,000, respectively of dividend income earned with respect to the Company's investment in REI

Preferred Stock. The REI Series A Preferred Stock is convertible at any time into shares of REI Common Stock at a conversion price of $11.50 per share. The closing market price of REI Common Stock at June 30, 1999 was $7.50 per share. REI reported net loss applicable to common shareholders of approximately $815,000 and $3,355,000 for the 1999 Quarter and 1999 Six Months, respectively, as compared to net loss applicable to common shareholders of approximately $1,266,000 and $2,702,000 in the 1998 Quarter and 1998 Six Months.

     General and administrative expenses decreased in the 1999 Quarter and amounted to $501,000 as compared to $569,000 in the 1998 Quarter. General and administrative expenses amounted to $751,000 in the 1999 Six Months as compared to $854,000 in the 1998 Six Months. The 1999 Quarter and Six Months includes a $250,000 charge for fees payable over the twelve month period beginning August 1, 1999 to the Company's former President, who resigned effective August 1, 1999. The 1998 Quarter and Six Months includes a charge for bonuses of $250,000 paid to the Chairman and Vice Chairman. The overall decrease in general and administrative expenses is primarily a result of a decrease in certain overhead costs associated with the operations of Big 4 Farming.

     Interest expense was $324,000 in the 1999 Quarter as compared to $246,000 in the 1998 Quarter. Until June 2, 1999, two mortgage loans were outstanding in the amount of $9,224,000. Concurrent with the sale of the Phoenix, Arizona property, the mortgage encumbering the property, as well as the mortgage encumbering the Glendale, California property were paid in full, and accordingly, the Company has no outstanding long term debt at June 30, 1999. Included as interest expense for the three and six months ended June 30, 1999 is a prepayment penalty and the write off of deferred loan costs relating to such loans amounting to approximately $126,000 and $58,000, respectively.

Business Plan, Capital Resources and Liquidity

     Cash and cash equivalents increased approximately $10,317,000 from $4,367,000 at December 31, 1998 to $14,684,000 at June 30, 1999. Net cash provided by investing activities amounted to $19,394,000 in the 1999 Six Months and reflects proceeds of $19,683,000 received upon the sale of a rental property, offset by additional purchases of GISH common stock totaling $289,000. Net cash used in financing activities amounted to $9,666,000 in the 1999 Six Months and resulted from (i) additional borrowings by the Agriculture Partnerships of approximately $442,000 and (ii) repayment of long-term mortgage loans totaling $9,224,000.

     Cash and cash equivalents increased approximately $258,000 from $4,364,000 at December 31, 1997 to $4,622,000 at June 30, 1998. Net cash used in investing activities amounted to $318,000 in the 1998 Six Months and includes leasehold improvements made to rental properties amounting to $178,000 and the purchase of farm equipment of $140,000 by Big 4 Farming, LLC, which was pruchsed in order to provide services to the Agricultural Partnerships pursuant to the Farming Contract described in Footnote 4 to the financial statements included elsewhere herein. Net cash used in financing activities amounted to 112,000 in the 1998 Six Months and resulted from (i) additional borrowings by the Agriculture Partnerships of approximately $242,000, offset by $615,000 of agricultural loan repayments, (ii) the amortization of long-term mortgage loans of $82,000 and
(iii) commissions amounting to approximately $431,000 paid at the time of the extension of a lease at the Phoenix, Arizona building.

    The Company expects that its sources of funds in the near term will include
(i) cash on hand and related interest income, (ii) cash flow from the operations of its remaining real estate property, (iii) consulting fee income from REI,
(iv) a preferred stock dividend, payable quarterly, from REI amounting to approximately $455,000, annually, and (v) possible refinancing proceeds.

     In the short term, uses of funds are expected to include (i) funding of the Agricultural Partnerships, (ii) funding of the Glendale Building leasehold and tenant improvements of approximately $1,985,000, and (iii) operating expenses. The Company does not expect to have cash flow from its investment in the Agricultural Partnerships in the next several periods due to the results of the freeze described above. As part of the Big 4 Ranch, Inc. spin off, the Company agreed to provide a $200,000 line of credit to that company. To date, no loans have been requested with respect to this commitment.

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


Year 2000 Compliance

    As reasonably necessary and appropriate, the Company is conducting an audit of the software and hardware components that it uses to assess whether such components will properly recognize the dates beyond December 31, 1999 ("Year 2000 Compliance"). The Company is also continuing to conduct a review of its major suppliers of goods and services ("service providers") to understand their level of compliance with Year 2000 issues. Both of these reviews are expected to be completed by September 30, 1999.

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

    The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases, finalization of the sale of properties, the impact of competition, market and other risks associated with the Company's investment activities including the investment and advances to the Agricultural Properties and other factors described herein.

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


                          CITADEL HOLDING CORPORATION
                          ---------------------------


By:  /s/ James J. Cotter
     -------------------
     James J. Cotter
     President and Chief Executive Officer
     August 16, 1999


     /s/ S. Craig Tompkins
     ---------------------
     S. Craig Tompkins
     Principal Accounting Officer
     August 16, 1999