Form 10-Q
period 1999-09-30
CITADEL HOLDING CORP
filed 1999-11-15
CIK 716634

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      __________________________________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended:  September 30, 1999

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               X
                                           Yes_____                No  ___

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 1999, there were 6,669,924 shares of Common Stock, $0.01 par value per share outstanding.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                                 Page
                                                                                 ----

PART 1.       Financial Information
------

Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
              and December 31, 1998..............................................   3

              Consolidated Statements of Operations for the Three and Nine Months
              Ended September 30, 1999 and 1998 (Unaudited)......................   4

              Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 1999 and 1998 (Unaudited)............................   5

              Notes to Consolidated Financial Statements.........................   6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................  17


PART 2.       Other Information
------

Item 1.       Legal Proceedings..................................................  22
Item 2.       Changes in Securities..............................................  22
Item 3.       Defaults Upon Senior Securities....................................  22
Item 4.       Submission of Matters to a Vote of Security Holders................  22
Item 5.       Other Information..................................................  22
Item 6.       Exhibits and Reports on Form 8-K...................................  22

Signatures    ...................................................................  23

                 Citadel Holding Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                                                      (Unaudited)
                                                                     September 30,          December 31,
ASSETS                                                                    1999                  1998
                                                               -------------------------------------------
                                                                         (In thousands of dollars)
Assets
Cash and cash equivalents                                                     $ 13,916            $  4,367
Property held for sale                                                              --               5,908
Rental Property, less accumulated depreciation                                   7,786               7,969
Investment in shareholder affiliate                                              7,000               7,000
Equity investment in and advances to Agricultural Partnerships                   2,539               1,561
Investment in Gish Biomedical, Inc.                                              1,340               1,002
Capitalized leasing costs, net                                                     978               1,592
Other receivables                                                                  105                 577
Other assets                                                                       728                 671
Deferred tax asset, net                                                            431               4,398
                                                                              --------            --------
Total assets                                                                  $ 34,823            $ 35,045
                                                                              ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Security deposits payable                                                     $     26            $     98
Accounts payable and accrued liabilities                                         1,489               1,362
Deferred rental revenue                                                             76                 576
Lease contract payable                                                             199                  --
Mortgage notes payable                                                              --               9,224
Minority interest in consolidated affiliate                                         46                  44
                                                                              --------            --------
     Total liabilities                                                           1,836              11,304

Commitments and contingencies

Stockholders' Equity
Serial preferred stock, par value $.01, 5,000,000 shares
 authorized, 3% Cumulative Voting Convertible, none outstanding                     --                  --
Serial preferred stock, par value $.01, 5,000,000 shares
 authorized, Series B 3% Cumulative Voting Convertible, none
 outstanding                                                                        --                  --
Common Stock, par value $.01, 20,000,000 shares authorized,
 6,669,924 issued and outstanding                                                   67                  67
Additional paid-in capital                                                      59,603              59,603
Accumulated (deficit)                                                          (24,702)            (33,931)
Unrealized gain on available-for-sale securities                                    17                  --
Note receivable from stockholder upon common stock issuance                     (1,998)             (1,998)
                                                                              --------            --------
     Total stockholders' equity                                                 32,987              23,741
                                                                              --------            --------
 Total liabilities and stockholders' equity                                   $ 34,823            $ 35,045
                                                                              ========            ========

         See accompanying notes to consolidated financial statements.

                  Citadel Holding Corporation and Subsidiaries
               Consolidated Statements of Operations (Unaudited)




                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                   1999             1998               1999               1998
                                            ------------------------------------------------------------------------
                                                                    (In thousands of dollars,
                                                                    except per share amounts)
Revenues:
  Rental income                                       $ 551             $1,369            $ 3,152             $4,083
  Farming management fee                                 --                  4                 10                105
  Consulting fees from shareholder                       49                100                204                300
                                                      -----             ------            -------             ------
                                                        600              1,473              3,366              4,488
                                                      -----             ------            -------             ------

Expenses:
  Real estate operating expenses                        178                579              1,096              1,679
  Depreciation and amortization                          66                130                272                307
  Interest expense                                       --                244                556                739
  General and administrative expenses                   265                201              1,016              1,055
                                                      -----             ------            -------             ------
     Total expenses                                     509              1,154              2,940              3,780
                                                      -----             ------            -------             ------

Dividends from investment in Reading                    113                113                341                341
Interest income                                         196                 59                326                166
Interest income from shareholder                         41                 42                119                129
Loss from investment in and advances to
  Agricultural Partnerships                            (109)              (164)              (175)              (271)

Gain on sale of property                                 --                 --             13,337                 --
                                                      -----             ------            -------             ------

Earnings before minority interest and taxes             332                369             14,374              1,073
Minority interest                                         1                 (4)                (2)               (15)
                                                      -----             ------            -------             ------
Earnings before income taxes                            333                365             14,372              1,058
Income tax (expense) benefit                            422               (120)            (5,143)              (250)
                                                      -----             ------            -------             ------
Net earnings                                          $ 755             $  245            $ 9,229             $  808
                                                      =====             ======            =======             ======

Basic earnings per share                              $0.11             $ 0.04            $  1.38             $ 0.12
                                                      -----             ------            -------             ------
Diluted earnings per share                            $0.11             $ 0.04            $  1.38             $ 0.12
                                                      -----             ------            -------             ------


         See accompanying notes to consolidated financial statements.

                  Citadel Holding Corporation and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                      1999                  1998
                                                                ----------------------------------------
                                                                       (In thousands of dollars)
Operating Activities
Net earnings                                                             $  9,229                 $  808
 Adjustments to reconcile net earnings to net cash provided
  by operating activities:
 Depreciation                                                                 235                    307
 Gain on sale of property                                                 (13,337)                    --
 Equity loss from Agricultural Partnerships                                   222                    325
 Amortization of deferred leasing costs                                       153                    193
 Amortization of deferred loan costs                                           59                     26
   Minority interest                                                            2                     15
 Deferred income tax asset                                                  3,967                     --
 Changes in operating assets and liabilities:
  Decrease (increase) in other receivables                                    462                   (158)
  Decrease (increase) in other assets                                         (31)                  (314)
  Increase (decrease) in security deposits                                    (72)                     3
  Increase (decrease) in liabilities and deferred rent                       (363)                   443
                                                                         --------                 ------
Net cash provided by operating activities                                     526                  1,648

Investing activities
 Purchase of Gish securities                                                 (309)                    --
 Proceeds from sale of property                                            19,683                     --
 Purchase of equipment                                                        (55)                  (153)
 Purchase of and additions to real estate                                      --                   (233)
                                                                         --------                 ------
Net cash provided by (used in) investing activities                        19,319                   (386)

Financing activities
 Loans and advances to Agriculture Partnerships                            (1,271)                  (242)
 Lease contract proceeds                                                      199                     --
 Commissions paid on lease                                                     --                   (431)
 Payment of loans by Agricultural Partnerships                                 --                    615
   Proceeds from minority interest in Big 4 Farming LLC                        --                     28
 Repayments of long-term mortgage borrowings                               (9,224)                  (125)
                                                                         --------                 ------
Net cash used in financing activities                                     (10,296)                  (155)

Increase (decrease) in cash and cash equivalents                            9,549                  1,107
Cash and cash equivalents at beginning of period                            4,367                  4,364
                                                                         --------                 ------
Cash and cash equivalents at end of period                               $ 13,916                 $5,471
                                                                         ========                 ======

Supplemental Disclosures:
Interest paid during the nine months ended September 30, 1999 and 1998 was $572,000 and $720,000, respectively.

          See accompanying notes to consolidated financial statements

                  Citadel Holding Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1999

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

     During the nine months ended September 30, 1999 the Company increased its common stock ownership in Gish Biomedical, Inc. ("Gish") to 509,800 shares (14.8%) from 398,850 shares (11.6%) as December 31, 1998 for a purchase price of approximately $289,000. The Gish securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported as a separate component of stockholder's equity.
At September 30, 1999, the aggregate cost basis of the Gish securities was approximately $1,311,000 and the closing price of Gish common stock was $2.625 resulting in a $17,000 unrealized gain on available-for-sale securities, net of deferred income tax amounting to $12,000.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of September 30, 1999 and December 31, 1998, the results of operations and its cash flows for the
three and nine   months ended September 30, 1999 and 1998.  The results of
operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the entire year.

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

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 1999

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

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at September 30, 1999 is approximately $13,619,000 which is being held in institutional money market mutual funds.

Basic Earnings Per Share
------------------------

     Basic earnings per share is based on 6,669,924 shares, the weighted average number of shares outstanding during the three and nine month periods ended September 30, 1999 and 1998. Diluted earnings per share is based on 6,680,185 and 6,684,335, the weighted average number of shares of common stock and potential common shares outstanding during the three and nine months ended September 30, 1999, and is based on 6,689,076 and 6,689,456 shares for the three and nine months ended September 30, 1998, respectively. Options to purchase an average of 31,000 and 45,666 shares of Common Stock were outstanding during the three and nine months ended September 30, 1999, respectively, and stock options to purchase 53,000 shares of Common Stock were outstanding during each of the 1998 periods. The September 30, 1999 and 1998 calculations of the diluted weighted average number of shares outstanding include the effect of such stock options.

     Effective August 1, 1999, upon the resignation of the Company's President, the Company cancelled stock options to exercise 33,000 common shares at $2.69 per share for a cash payment of approximately $66,000. In addition, pursuant to the terms of a consulting agreement with the President, the Company has agreed to pay $250,000 over a twelve month period beginning August 1, 1999, which amount is included in the Statement of Operations as "General and administrative expenses" for the nine months ended September 30, 1999.

Note 2 - Rental Property and Property Held for Sale
---------------------------------------------------

     The Company's rental property and property held for sale at September 30, 1999 and December 31, 1998 consist of the following:

                                                                 September 30,        December 31,
                                                              -------------------  -----------------
                                                                     1999                 1998
                                                                     ----                 ----
                                                                          (In thousands)
                                                             ---------------------------------------
                      Rental Property:
                        Land                                       $2,951                 $2,951
                        Building and improvements                   5,532                  5,564
                                                                   ------                 ------
                           Total                                    8,483                  8,515
                        Less accumulated depreciation                (697)                  (546)
                                                                   ------                 ------
                      Rental property, net                         $7,786                 $7,969
                                                                   ======                 ======

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 1999

                                                                       September 30,         December 31,
                                                                    --------------------  -------------------
                                                                            1999                     1998
                                                                            ----                     ----
                                                                                 (In thousands)
                                                                    -----------------------------------------
                         Property held for sale:
                           Commercial land and building             $            --             $     6,608
                           Accumulated depreciation                              --                    (700)
                                                                    ---------------             -----------
                              Net                                   $            --             $     5,908
                                                                    ===============             ===========

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

     With the exception of the ground floor, the Glendale, California Building is leased to Disney Enterprises, Inc. ("Disney"). The rental rate for the first five years of the Disney lease term, beginning February 1, 1997, is approximately $148,000 per month (excluding parking) and approximately $164,000 (excluding parking) for the remaining five year term. Disney has the option to renew the lease for two consecutive five year periods. The lease provided that the Company contribute towards tenant improvements and common area upgrades. To date, while fulfilling their lease obligations to the Company, Disney has not moved into the building. Accordingly, tenant improvements required by the lease approximating $1,985,000 have not yet been constructed. Costs to obtain the lease inclusive of commissions, legal fees and a $450,000 payment to the previous lessor, approximating $1,326,000 are included in the Balance Sheet as "Capitalized leasing costs". At September 30, 1999 and December 31, 1998, accumulated amortization with respect to the Glendale Building capitalized leasing costs were $348,000 and $256,000, respectively.

Note 3 - Investment in Shareholder Affiliate
--------------------------------------------

     At September 30, 1999 and December 31, 1998, the Company owned 70,000 shares of REI Preferred Stock and the Asset Put Option. The REI Preferred Stock has (i) a liquidation preference of $100 per share or $7 million ("Stated Value"), (ii) bears a cumulative dividend of 6.5%, payable quarterly, and (iii) is convertible into shares of REI Common Stock at a conversion price of $11.50 per share. The closing price of REI stock on September 30, 1999 was approximately $6.1875 per share. REI, may at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108% and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001 (provided the Company has not exercised the Asset Put Option), or in the event of change of control of REI to require REI to repurchase the REI Series A Preferred Stock for their aggregate Stated Value plus accumulated dividends. In addition, if REI fails to pay dividends for four quarters, the Company has the option to require REI to repurchase such shares at their aggregate liquidation value plus accumulated dividends.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 1999

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

     The Company accounts for its investment in REI at cost. Included in the Statements of Operations for each of the three and nine months ended September 30, 1999 and 1998 is "Dividends from Investment in Reading" of approximately $113,000 and $341,000, respectively, earned pursuant to the terms of the REI Series A Preferred Stock.

     As of August 13, 1999, the Company and Craig Corporation ("Craig"), a shareholder affiliate of the Company, hold in the aggregate approximately 83% of the voting power of Reading, with Craig's holdings representing approximately 78% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power. As of November 12, 1999, Reading holds 2,113,673 shares or approximately 32% of the Company's outstanding common stock and Craig holds 1,096,106 shares or approximately 16% of the Company's Common Stock.

     Summarized financial information of REI and subsidiaries as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998 follows:

Condensed Balance Sheets:

                                                                September 30,           December 31,
                                                                    1999                    1998
                                                                    ----                    ----
                                                                           (In thousands)
                                                                           --------------
Cash and cash equivalents                                        $ 23,804                 $ 58,593
Other current assets                                                2,662                    2,247
Equity investment in Citadel                                       10,910                    8,158
Property held for development                                      32,916                   32,949
Property and equipment, net                                        66,536                   32,534
Intangible assets                                                  10,407                   23,408
Other assets                                                       12,860                   14,398
                                                                 --------                 --------
 Total assets                                                    $160,095                 $172,287
                                                                 ========                 ========

Current liabilities                                              $ 15,126                 $ 15,462
Other liabilities                                                   8,701                    5,526
Minority interests                                                  2,003                    1,927
Series A Preferred stock held by Citadel                            7,000                    7,000
Shareholders' equity                                              127,265                  142,372
                                                                 --------                 --------
 Total liabilities and equity                                    $160,095                 $172,287
                                                                 ========                 ========

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 1999

                                                  Three Months Ended                       Nine Months Ended
                                                     September 30,                           September 30,
                                                1999                1998               1999                1998
                                                ----                ----               ----                ----
                                                                         (In thousands)
Total revenue                              $ 11,403                  $ 8,820           $ 28,196           $ 26,124
Theater costs                                (8,742)                  (6,704)           (22,581)           (19,918)
Depreciation and amortization                (1,195)                    (968)            (3,272)            (2,710)
General and administrative                   (3,230)                  (2,425)            (8,563)            (6,899)
Asset impairment charge                     (14,022)                      --            (14,022)                --
                                           --------                  -------           --------           --------
Loss from operations                        (15,786)                  (1,277)           (20,242)            (3,403)
Interest and dividends                          313                    1,096              1,751              3,578
Equity in earnings (losses) of affiliates       (59)                    (114)             2,555                 (4)
Other income, net                               437                     (108)               318               (556)
                                           --------                  -------           --------           --------
Loss before income taxes                    (15,095)                    (403)           (15,618)              (385)
Income taxes                                   (186)                    (355)              (674)              (762)
Minority interest                               (45)                    (105)              (223)              (263)
                                           --------                  -------           --------           --------
Net loss                                    (15,326)                    (863)           (16,515)            (1,410)
Less preferred stock dividends               (1,085)                  (1,078)            (3,250)            (3,233)
                                           --------                  -------           --------           --------
Net loss applicable to common
 shareholders                              $(16,411)                 $(1,941)          $(19,765)          $ (4,643)
                                           ========                  =======           ========           ========
Basic and diluted losses per share         $  (2.20)                 $ (0.26)          $  (2.65)          $  (0.62)
                                           ========                  =======           ========           ========

Included in equity in earnings of affiliates is Readings share of Citadel's earnings (losses) approximating $187,000 and $(10,000) for the three months ended September 30, 1999 and 1998, respectively and $2,751,000 and $116,000 for the nine months ended September 30, 1999 and 1998, respectively.

Note 4 -  Equity investment and Note Receivable from Agricultural Partnerships
------------------------------------------------------------------------------

At September 30, 1999 and December 31, 1998, "Investments in and advances to Agricultural Partnerships" consist of the following:

                                                                 September 30,          December 31,
                                                                     1999                   1998
                                                                     ----                   ----
                                                                             (In Thousands)
Equity investment in Agricultural Partnerships                        $ (234)                $   59
Note receivable and advances to Agricultural Partnerships              2,773                  1,502
                                                                      ------                 ------
                                                                      $2,539                 $1,561
                                                                      ======                 ======

As described in Note 1, the Company has a 40% interest in the Agricultural Partnerships. In addition, the Company has provided a Crop Financing Line of Credit to the Agricultural Partnerships. Drawdowns under the Line of Credit accrued interest at prime plus 100 basis points, payable quarterly, and was due and payable in August 1998. Upon its expiration, Citadel entered into an amended Line of Credit, increasing the available line of credit to $1,850,000 under the same terms and conditions for an additional twelve month period. In December 1998, the Agricultural Partnerships suffered a devastating freeze which resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships have no funds with which to repay the drawdowns on the Line of Credit other than from funds provided by the general partners of such partnerships. Big 4 Ranch, Inc., a 40% owner spun off by the Company in 1997 to its stockholders, likewise has no funds with which to make

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 1999

further capital contributions. Accordingly, the Agricultural Partnerships generally have no source of funding, other than the Company and Visalia, for the cultural expenses needed for production of the 1999-2000 crop or to fund the crop planting program for the undeveloped acreage. In addition, to the $1,850,000 line of credit, it was estimated that the Agricultural Partnerships would need additional cash in the amount of $1,500,000 in order to cover cultural costs through December 31, 1999 and approximately $125,000 in order to complete the planting program through the end of the year. The Company and Visalia have continued to fund the Agricultural Partnerships operating and crop costs on an 80/20 basis. At September 30, 1999 total loans and payables incurred on behalf of the Agricultural Partnerships totaled $2,773,000, inclusive of a $199,000 contract obligation entered into by the Company to lease-finance certain irrigation equipment. No revenue is expected to be realized by the Agricultural Partnerships until the 1999 - 2000 crop is harvested and sold.

In December 1997, Big 4 Farming LLC ("Farming", owned 80% by the Company and 20% by Visalia) entered into a two-year farming services agreement (the "Farming Contract") with each of the Agricultural Partnerships, pursuant to which it provides farm operation services for an initial term of two years. The Visalia minority interest ownership of Farming is included in the Consolidated Balance Sheet at September 30, 1999 and December 31, 1998 as "Minority interest" in the amount of $46,000 and $44,000, respectively. Visalia's portion of Farming's net earnings for the nine months ended September 30, 1999 amounted to $2,000 and is included in the Consolidated Statement of Operations as "Minority interest".

In consideration of the services provided under the Farming Contract, Farming is paid an amount equal to 100% of its costs plus a profit factor equal to 5% of the gross agricultural receipts from the Big 4 properties owned by the Agricultural Partnerships, calculated after the costs of picking, packing and hauling. However, due to the freeze, no significant revenues are expected in the 1999 fiscal year and, accordingly, no material profit factor will be realized. Farming has entered into a contract with Cecelia Packing Corporation ("Cecelia" owned by James J. Cotter) for certain management consulting, purchasing and bookkeeping services for an initial terms of two years at a fee of $6,000 per month plus reimbursement of certain out-of-pocket expenses. Cecelia also packs a portion of the fruit produced by the Agricultural Partnerships. During each of the three and nine months ended September 30, 1999 and 1998, Cecilia received a fee of $18,000 and $54,000, respectively.

Summarized financial information of the Agricultural Partnerships as of September 30, 1999 and December 31, 1998 and the results of operation for the three and nine months ended September 30, 1999 and 1998 follows:

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 1999

Condensed Balance Sheet:

                                                              September 30,                 December 31,
                                                                   1999                         1998
                                                                   ----                         ----
                                                                               (000's)
Inventory                                                     $     899                     $    ---
Property and equipment, net                                       5,767                        5,645
Deferred loan costs                                                  72                           84
                                                              ---------                     --------
   Total assets                                               $   6,738                     $  5,729
                                                              =========                     ========

Accounts payable                                              $       5                     $     30
Note payable to Visalia                                             187                           --
Equipment note payable                                               66                           --
Due to Big 4 Farming LLC (1)                                        410                          297
Line of credit with Citadel                                       2,363                        1,206
                                                              ---------                     --------
   Current liabilities                                            3,031                        1,533
Mortgage note payable                                             4,050                        4,050
Partners capital                                                   (343)                         146
                                                              ---------                     --------
   Total liabilities and partners capital                     $   6,738                     $  5,729
                                                              =========                     ========

(1) As described above, Farming provides all farming services to the Agricultural Partnerships pursuant to the Farming Contract. Such services include the contracting for the picking, packing and hauling of the crops. The $410,000 and $297,000 reflected as "Due to Big 4 Farming LLC" at September 30, 1999 and December 31, 1998, respectively, represents expenses incurred by Farming on behalf of the Agricultural Partnerships not yet drawn down for payment on the line of credit. Such amount includes the lease contract payable amounting to $199,000 at September 30, 1999.

The Prudential Purchase Money Loan in the amount of $4.05 million is secured by, among other things, a first priority mortgage lien on the property, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. In order to defer principal payments until January 1, 2002, the Agricultural Partnerships must make capital improvements to the real property totaling $500,000 by December 31, 2000 and an additional $200,000 by December 31, 2001. If the required capital expenditures are not made, then the Agricultural Partnerships will be required to make a mandatory prepayment of principal on January 31, 2001 equal to difference between $500,000 and the amount of capital improvements made through December 31, 2000. The purchase money mortgage also imposes a prepayment penalty equal to the greater of (a) one-half of one percent of each prepayment of principal and (b) a present value calculation of the anticipated loss that the note holder will suffer as a result of such prepayment. As of September 30, 1999 the Agricultural Partnerships had made capital expenditures of approximately $650,000 consisting primarily of new tree plantings and improvements to irrigation systems.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)



                                                                Nine Months Ended
                                                                  September 30,
                                                              1999           1998
                                                              ----           ----
                                                                     (000's)
Sales of crops                                                $  742         $ 5,124
Costs of sales                                                  (538)         (4,991)
                                                              ------         -------
 Gross profit                                                    204             133

General and administrative expense (1)                          (231)           (306)
Depreciation                                                    (380)           (351)
Income from Federal grants                                       204              --
Interest expense                                                (352)           (288)
                                                              ------         -------
  Net (loss)                                                  $ (555)        $  (812)
                                                              ======         =======

Equity loss - 40% Citadel                                     $ (222)        $  (325)
Interest income from partnership loan (2)                         47              54
                                                              ------         -------
Net (loss) from investment in and advances to
  Agriculture Partnership                                     $ (175)        $  (271)
                                                              ======         =======

__________________________
(1) Reflects principally reimbursement of expenses and fees to Big 4 Farming LLC, an 80% owned subsidiary.

(2) Interest income earned amounted to approximately $118,000 during the nine months ended September 30, 1999. Until such time as the other partner contribute additional capital or the partnership has positive capital accounts, the Company is not recording interest income for financial statement purposes, with respect to the other partner's 60% ownership interest amounting to $71,000.

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

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 1999

Note 6 - Taxes on Income
------------------------

Significant components of the provisions for income taxes attributable to operations are as follows:

                                                  Three Months Ended           Nine Months Ended
                                                    September 30,                September 30,
                                                  1999         1998            1999        1998
                                                  ----         ----            ----        ----
                                                                 (In thousands)
Income taxes (benefit)
 Current:
  Federal                                         $ (80)       $  --           $  500      $  --
  State                                            (156)          25              820         75
                                                  -----        -----           ------      -----
 Total current                                     (236)          25            1,320         75
                                                  -----        -----           ------      -----
 Deferred:
  Federal                                          (156)          35            3,578        175
  State                                             (30)          --              245         --
                                                  -----        -----           ------      -----
 Total deferred:                                   (186)          35            3,823        175
                                                  -----        -----           ------      -----
 Total income tax expense (benefit)               $(422)       $  70           $5,143      $ 250
                                                  =====        =====           ======      =====

The income tax benefit for the three months ended September 30, 1999 includes approximately $132,000 of additional proceeds received from Fidelity pursuant to the settlement with the Company, Fidelity and the Internal Revenue Service with respect to tax returns filed for years ending September 30, 1994. In addition, during the third quarter of 1999, the Company reduced its deferred tax asset valuation allowance for previously reserved net operating loss carryforwards expected to be realized upon the filing of its December 31, 1999 tax returns resulting in an income tax benefit being recognized for financial statement purposes of approximately $170,000. Income taxes paid during the nine months ended September 30, 1999 were approximately $795,000.

The deferred tax provision for the nine months ended September 30, 1999 is principally comprised of the reversal of deferred tax assets included in the December 31, 1998 Balance Sheet resulting from the sale of the Phoenix, Arizona property amounting to approximately $4,009,000. The tax assets were generally comprised of federal capital loss and net operating loss carryfowards which are expected to be utilized as a result of the property sale to reduce the current tax liabilities upon the filing of the Company's Consolidated federal tax return for December 31, 1999.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 1999

The provision for income taxes is different from amounts computed by applying
the U.S. statutory rate to earnings (losses) before taxes.   The reason for
these differences follows:

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                   1999         1998             1999        1998
                                                   ----         ----             ----        ----
                                                                    (In Thousands)
                                          -----------------------------------------------------------------
Expected tax provision                             $ 113        $ 124            $4,886      $ 360
(Increase) reduction in taxes resulting
 from:
Dividend exclusion of preferred stock                (31)         (31)              (93)       (93)
 investment
Utilization of net operating losses                 (143)          --              (245)        --
Prior year tax adjustment                           (132)          --              (132)        --
State taxes                                         (126)          15               702         48
Other                                               (103)          12                25        (65)
                                                   -----        -----            ------      -----
Actual tax provision (benefit)                     $(422)       $ 120            $5,143      $ 250
                                                   =====        =====            ======      =====

Note 7 - Common Stock
---------------------

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's treasury common stock at an exercise price of $3.00 per share of $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note in the amount of $1,998,000 is included in the Balance Sheet as a contra equity account under the caption "Note Receivable from shareholders" at September 30, 1999 and December 31, 1998. Interest is payable quarterly in arrears at the prime rate computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 and 120 days following the Company's written demand for payment. Interest income from the Craig secured Note amounted to approximately $41,000 and $42,000 for the three months ended September 30, 1999 and 1998 and amounted to approximately $119,000 and $129,000 for the nine months ended September 30, 1999 and 1998, respectively.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 199

Note 8 - Business Segments
--------------------------

The following sets forth certain information concerning the Company's rental real estate operations, agricultural operations and corporate activities for the three and nine months ended September 30, 1999 and 1998.

                                                  Rental          Agricultural
Three Months Ended September 30:              Real Estate(1)       Operations      Corporate (2)      Consolidated
                                            ------------------- ----------------  ----------------  ----------------
1999:
Revenues                                             $   551             $   --        $     49             $    600
Earnings (losses) before taxes                           553               (153)            (67)                 333

1998:
Revenues                                             $ 1,369                  4        $      100           $  1,473
Earnings (losses) before taxes                           537               (249)               77                365

Nine Months Ended September 30:
1999:
Revenues                                             $ 3,152             $   10        $      204           $  3,366
Earnings (losses) before taxes                        14,810               (212)             (226)            14,372

1998:
Revenues                                             $ 4,083             $  105        $      300           $  4,488
Earnings (losses) before taxes                         1,479               (266)             (155)             1,058

(1) Earnings from rental real estate includes gain from sale of property in the nine months ended September 30, 1999 of $13,337,000.
(2) Includes consulting fee income from Reading and interest and dividend income earned with respect to the Company's cash balances and investment in Reading Preferred Stock. offset by general and administrative expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

   The following is a comparison of the results of operations for the three months ended September 30, 1999, ("1999 Quarter") with the three months ended September 30, 1998 ("1998 Quarter") and a comparison of the results of operations for the nine months ended September 30, 1999 ("1999 Nine Months") with the nine months ended September 30, 1998 ("1998 Nine Months"). Due to the nature of the Company's business activities, revenues and earnings have and will vary significantly reflecting the results of real estate sales, and the operating results of the Agricultural Partnerships. Accordingly, period to period comparisons of operating results will not necessarily be indicative of future financial results.

   The Company's net earnings for the 1999 Quarter amounted to $755,000 or $0.11 per basic share as compared to net earnings of $245,000 or $0.04 per basic share for the 1998 Quarter. Net earnings for the 1999 Nine Months amounted to $9,229,000 or $1.38 per basic share as compared to $808,000 or $0.12 per basic share for the 1998 Nine Months. The increase in net earnings for the 1999 Quarter as compared to the 1998 Quarter is principally a result of the recognition of $422,000 of income tax benefits in the 1999 Quarter as compared to income tax expense of $120,000 in the 1998 Quarter (see Note 6 to Consolidated Financial Statements). The significant increase in net earnings in the 1999 Nine Months as compared to the 1998 Nine Months is primarily attributable to the sale of a rental property located in Phoenix, Arizona in June 1999, which resulted in a gain of approximately $13,337,000 being included in the Consolidated Statement of Operations for the 1999 Nine Months. As described below, the June 2, 1999 property sale resulted in a decrease to 1999 rental income, real estate operating expenses, and depreciation in the 1999 periods as compared to the 1998 periods.

   Rental income amounted to $551,000 and $3,152,000 in the 1999 Quarter and 1999 Nine Months as compared to $1,369,000 and $4,083,000 for the 1998 Quarter and 1998 Nine Months, respectively. Real estate operating expenses decreased to $178,000 in the 1999 Quarter as compared to $579,000 in the 1998 Quarter and decreased to $1,096,000 in the 1999 Nine Months as compared to $1,679,000 in the 1998 Nine Months, reflecting the sale of the building in June 1999, offset by higher operating costs at the Glendale, California building. Until June 2, 1999, rental properties consisted of two office buildings located in Glendale, California and Phoenix, Arizona. In June 1999, the Company sold the Phoenix, Arizona property for $20,000,000 which resulted in a financial statement gain of approximately $13,337,000, after consideration of selling expenses totaling $317,000. The proceeds from the sale were used, in part, to pay-off all outstanding mortgage loans totaling approximately $9,138,000. As a result of the sale, future operating results from rental properties will significantly decrease. The following summarizes rental income, real estate operating expenses and depreciation from the Phoenix, Arizona property included in the Statement of Operations for the three and nine months ended September 30, 1999 and 1998.

                                              Three Months Ended                Nine Months Ended
                                               September 30,                      September 30,
                                           1999             1998             1999              1998
                                          -----             ----             ----              ----
Rental income                            $ --              $ 819            $1,484             $2,430
Real estate operating expenses             17                428               612              1,168
Depreciation                               --                 48                84                137

    The Glendale property is leased to Disney Enterprises, Inc., and Fidelity Federal Bank. Rental income from the Glendale property remained consistent during the 1999 Quarter and 1999 Nine Months as compared to the 1998 Quarter and 1998 Nine Months.

    Consulting fees from shareholder amounted to $49,000 and $204,000 in the 1999 Quarter and 1999 Nine Months as compared to $100,000 and $300,000 in the 1998 Quarter and 1998 Nine Months, respectively. In recent periods the Company has provided a substantial portion of its executives time providing real estate consulting services to Reading in connection with the development by Reading of multiplex cinemas in Puerto Rico, Australia and the United States. The decrease in the 1999 Quarter and 1999 Nine Months reflects a reduction in services provided by Citadel to Reading as compared to the 1998 Quarter and 1998 Nine Months.

     Included in the Statement of Operations as "Loss from investment in and advances to Agricultural Partnerships" is a loss in the 1999 Nine Months and 1998 Nine Months of $175,000 and $271,000, respectively, representing the Company's 40% equity share of the Agriculture Partnerships operating results. The Company recorded a loss from investment in and advances to the Agricultural Partnerships in the amount of $109,000 in the 1999 Quarter as compared to a loss of $164,000 in the 1998 Quarter. In the 1999 Nine Months the Partnerships received federal relief grants of approximately $204,000 related to the 1998 crop losses thereby reducing their 1999 operating loss. At September 30, 1999 and December 31, 1998, Citadel and its subsidiaries had advanced funds or incurred liabilities on behalf of the Agricultural Partnership approximately $2,773,000 and $1,502,000, respectively. On these dates Visalia had advanced approximately $187,000 and $0, respectively. As described below, the Agricultural Partnerships suffered a significant loss in Fiscal 1998 resulting in the Agricultural Partnerships having deficit partners capital of approximately $343,000 at September 30, 1999. The Company does not expect to begin to recover its advances and interest income to the Agricultural Partnerships until the 1999 crop harvest in 2000.

    In December 1998, the Agricultural Partnerships suffered from a devastating freeze which resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships have no funds with which to repay the drawdowns on the Line of Credit other than funds provided by its general partners, Citadel, Big 4 Ranch, Inc. and Visalia. Big 4 Ranch, Inc., which was spun-off by the Company to its stockholders, has no funds with which to make further capital contributions. Accordingly, the Agricultural Partnerships generally have no source of funding, other than the Company and Visalia, for the cultural expenses needed for production of the 1999-2000 crop or for the funding of the planting program for the currently undeveloped acreage. Until such time as the Agricultural Partnerships have operating earnings and positive partners capital, the Company is not recording the other partners 60% portion of interest income (earned at prime plus 100 basis points) for the financial statement purposes. Interest earned, but not reported, for the three and nine months ended September 30, 1999 amounted to approximately $27,000 and $71,000, respectively.

    In addition, to the $1,850,000 line of credit, it is estimated that the Agricultural Partnerships would need additional cash in the amount of $1,500,000 in order to cover cultural, administrative and interest costs and approximately $125,000 in order to complete the planting program through the end of the year. Subsequent to December 31, 1998, the Company and Visalia have continued to fund the Agricultural Partnerships operating and crop costs on the same terms as the line of credit. No revenue is expected to be realized by the Agricultural Partnerships until the 1999 - 2000 crop is harvested and sold. In addition to the current funding the Company and Visalia are currently making available financing to the Agricultural Partnerships to fund its crop development activities.

     Interest income (reflected in the Statement of Operations as "Interest income" and "Interest income from shareholders") increased between the 1999 and 1998 periods and amounted to $237,000 in the 1999 Quarter and $101,000 in the 1998 Quarter, and amounted to $445,000 in the 1999 Nine Months as compared to $295,000 in the 1998 Nine Months. The overall increase is a result of the increased cash balances subsequent to June 2, 1999, the closing date of the property sale.

     Included in the Statements of Operations for the 1999 and 1998 Quarter and the 1999 and 1998 Nine Months is approximately $113,000 and $341,000, respectively, of dividend income earned with respect to the Company's investment in REI Preferred Stock. The REI Series A Preferred Stock is convertible at any time into shares of REI Common Stock at a conversion price of $11.50 per share. The closing market price of REI Common Stock at September 30, 1999 was $6.1875 per share. REI reported a net loss applicable to common shareholders of approximately $16,411,000 and $19,765,000 for the 1999 Quarter and 1999 Nine Months, respectively, as compared to net loss applicable to common shareholders of approximately $1,941,000 and $4,643,000 in the 1998 Quarter and 1998 Nine Months.

     General and administrative expenses increased in the 1999 Quarter and amounted to $265,000 as compared to $201,000 in the 1998 Quarter. The 1999 Quarter includes a $66,000 payment made to the former President of the Company for cancellation of previously issued stock options. General and administrative expenses amounted to $1,016,000 in the 1999 Nine Months as compared to $1,055,000 in the 1998 Nine Months. The 1999 Nine Months includes a $250,000 charge for fees payable over the twelve month period beginning August 1, 1999 to the Company's former President, who resigned effective August 1, 1999. The 1998 Quarter and Nine Months includes a charge for bonuses of $250,000 paid to the Chairman and Vice Chairman.

     Interest expense was $0 in the 1999 Quarter as compared to $244,000 in the 1998 Quarter and totaled $556,000 in the 1999 Nine Months as compared to $739,500 in the 1998 Nine Months. Until June 2, 1999, two mortgage loans were outstanding in the amount of $9,224,000. Concurrent with the sale of the Phoenix, Arizona property, the mortgage encumbering the property, as well as the mortgage encumbering the Glendale, California property were paid in full, and accordingly, the Company has no outstanding long term debt at September 30, 1999. Included as interest expense for the nine months ended September 30, 1999 is a prepayment penalty and the write off of deferred loan costs relating to such loans amounting to approximately $126,000 and $58,000, respectively.

Business Plan, Capital Resources and Liquidity

     Cash and cash equivalents increased approximately $9,549,000 from $4,367,000 at December 31, 1998 to $13,916,000 at September 30, 1999. Net cash provided by investing activities amounted to $19,319,000 in the 1999 Nine Months and reflects proceeds of $19,683,000 received upon the sale of a rental property, offset by additional purchases of GISH common stock totaling $309,000. Net cash used in financing activities amounted to $10,296,000 in the 1999 Nine Months and resulted from (i) additional borrowings by the Agriculture Partnerships of approximately $1,271,000, (ii) repayment of long-term mortgage loans totaling $9,224,000 and (iii) proceeds of $199,000 related to the leasing of irrigation equipment for the Agricultural Partnerships.

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

Year 2000 Compliance

    The Company has conducted a review of the software and hardware components that it uses to assess whether such components will properly recognize the dates beyond December 31, 1999 ("Year 2000 Compliance"). The Company is also continuing to conduct a review of its major suppliers of goods and services ("service providers") to understand their level of compliance with Year 2000 issues.

    Based on its review to date, the Company does not believe that material problems exist relative to the internal hardware and software utilized, as the Company uses current versions of software provided by major software vendors, and hardware that is less than a year old, for the most part. Based on responses received to date, the Company believes that substantially all of its service providers will represent that they are Year 2000 compliant or that formal programs are in place to ensure that they will be year 2000 compliant.


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

                          CITADEL HOLDING CORPORATION
                          ---------------------------

By:  /s/ James J. Cotter
     -------------------------------------
     James J. Cotter
     President and Chief Executive Officer
     November 15, 1999


     /s/ S. Craig Tompkins
     -------------------------------------
     S. Craig Tompkins
     Principal Accounting Officer
     November 15, 1999