Form 10-K
period 1999-12-31
CITADEL HOLDING CORP
filed 2000-04-14
CIK 716634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               -----------------
                                   FORM 10-K
                                  (Mark One)

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1999
                                      OR
          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from _______ to ______

                           Commission File No. 1-8625
                               -----------------
                          CITADEL HOLDING CORPORATION
            (Exact name of registrant as specified in its charter)

                                DELAWARE                                                           95-3885184
     (State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification Number)

                 550 South Hope Street, Suite 1825
                        Los Angeles, CA                                                              90071
           (Address of principal executive offices)                                                (Zip Code)

      Registrant's telephone number, including Area Code:  (213) 239-0540

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K. [___]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $11,063,000 as of March 10, 2000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 10, 2000, there were 5,335,939 shares of Class A Nonvoting Common Stock, par value $.01 per share and 1,333,985 shares of Class B Voting Common Stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                          CITADEL HOLDING CORPORATION

                          ANNUAL REPORT ON FORM 10-K
                         YEAR ENDED DECEMBER 31, 1999
                                     INDEX
--------------------------------------------------------------------------------


                                                                                    Page
PART I.
Item 1.   Business                                                                    1
Item 2.   Properties                                                                 13
Item 3.   Legal Proceedings                                                          14
Item 4.   Submission of Matters to a Vote of Security Holders                        14

PART II.
Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters   15
Item 6.   Selected Financial Data                                                    16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ("MD&A")                                         17
Item 8.   Financial Statements and Supplementary Data                                23
Item 9.   Change in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                       45

PART III.
Item 10.  Directors and Executive Officers of the Registrant                         46
Item 11.  Executive Compensation                                                     48
Item 12.  Security Ownership of Certain Beneficial Owners and Management             51
Item 13.  Certain Relationships and Related Transactions                             53

PART IV.
Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K            56
          Signatures                                                                 61

                                    PART I

ITEM 1:   BUSINESS

General

     Citadel Holding Corporation, a Nevada corporation ("CHC" and collectively with its consolidated subsidiaries and corporate predecessors, "Citadel" or the "Company"), was formed in 1999 and on January 4, 2000 merged with Citadel Holding Corporation, a Delaware corporation ("CHC Delaware"), in a transaction which resulted in a reincorporation of the Company under the laws of Nevada and a reclassification of the common stock of the Company into 5,335,939 shares of Class A Non-Voting Common Stock, par value $.01 per share, and 1,333,985 shares of Class B Voting Common Stock, par value $.01 per share.

     The Company has been engaged in recent periods primarily in the business of owning and managing its real estate intensive assets and in the offering of various real estate consulting services to its affiliates. The Company currently owns (i) an office building located in Glendale, California, (ii) a 40% partnership interest in each of three general partnerships (the "Agricultural Partnerships") which collectively own approximately 1,600 acres of agricultural real estate located in the Central Valley of California and commonly known as the Big 4 Ranch (the "Big 4 Properties"), and (iii) an 80% equity interest in Big 4 Farming, LLC (a farm operating company created to provide farming services to the Agricultural Partnerships with respect to the Big 4 Properties and referred to herein as "Farming"). The Company also has minority interest in certain other publicly traded companies including (i) 70,000 shares of the Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries and corporate predecessors, "Reading"), a company primarily engaged in real estate based segment of the entertainment industry, specifically the ownership of cinemas and cinema based entertainment centers.,
(ii) 542,500 shares, representing approximately 15.62% of the outstanding common stock, of Gish Biomedical, Inc., a company engaged primarily in the business of developing, manufacturing and distributing cardio-vascular devices, and (iii) 342,500 shares, representing approximately 1.25% of the outstanding common stock of National Auto Credit, Inc., a company consisting primarily of cash, and real estate, located in Cleveland, Ohio. Until April 1994, Citadel was engaged principally in the business of serving as the holding company for Fidelity Federal Bank, FSB ("Fidelity").

     Citadel currently intends, at least for the near term, to continue to manage and augment its commercial real estate and agricultural properties, to provide real estate consulting services to its affiliates, and to explore opportunities in the real estate-based segment of the entertainment industry. The Company is currently in negotiations with Reading and Messrs. James J. Cotter and Michael Forman to acquire the rights held by Reading under its Agreement in Principal with Messrs. Cotter and Forman a) to lease with option to acquire four cinemas, consisting of 16 screens located in Manhattan, b) to manage four additional cinemas, consisting of twelve screens, also located in Manhattan, c) to acquire the 1/6th interest in the Angelika Film Center cinema located in Manhattan not owned by Reading, and d) to merge with Off Broadway Investors, Inc., a company whose assets consist of three live theatres also located in Manhattan. The assests described in items a), b) and c) are referred to herein as the "City Cinema Assets," and the transferor of the City Cinema Assets is referred to herein as "Old City Cinemas." The assets described in item
d) are referred to herein as the "OBI Assets" and the owner of those assets is referred to herein as "OBI." Included within the City Cinema Assets are options to acquire the fee interests underlying the Murray Hill and Sutton Cinemas. Included within the OBI Assets are the fee estates underlying the Minetta Lane and Orpheum Theatres, and a right of first refusal to acquire the fee interest in the Union Square Theatre. The owner of the Union Square Theater is currently soliciting offers for that property.

     The Board of Directors of the Company has delegated authorities to the Conflicts Committee, comprised of Directors William Soady and Alfred Villasenor, to consider the transaction, to negotiate with Reading and with Messrs Cotter and Forman, and to ultimately approve or reject the proposed transactions. The Conflicts Committee has retained independent counsel and advisors to assist it in this process.

     The Company has advised Reading and Old City Cinemas that it would be interested in acquiring the Old City Cinema Assets and the OBI Assets, provided that the Company have no obligation to advance any funds to Old City Cinemas for a period of seven years following the closing of the transactions, other than the payment of approximately $5 million at the closing and, thereafter, the payment of rent on the leasehold interests and the payment of interest on the promissory note issued in consideration of the sale of the Angelika interest. Under the Agreement in Principal between Reading and Old City Cinemas, Reading is obligated to fund certain credit facilities (amounting to approximately $32.5 million) to Old City Cinemas commencing 18 months after the closing. Old City Cinemas have advised the Company that it is willing in principal to accept these modifications to the transaction. As a consequence of these amendments, and assuming that the parties reach ultimate agreement as to definitive documentation, at the closing Citadel would pay approximately $5 million in cash, $10 million in Citadel Common Stock (comprised 80 % of Class A Nonvoting Common Stock and 20% Class B Voting Stock) and $4.5 million in an 8% ten-year interest-only promissory note for the City Cinema Assets and the OBI Assets. Thereafter, for a period of seven years, Citadel will have no further commitments with respect to Old City Cinemas or the former stockholders of OBI, other than to pay rent on the leasehold interests and interest on the promissory note issued with respect to the Angelika interest. On a pro-forma basis, the City Cinema Assets and the OBI Assets produced net cash flow of approximately $23 million for 1999. The City Cinemas Assets and the OBI Assets are heavily real estate oriented, as they include two fee properties, options to acquire two additional fee properties, a right of first refusal over the sale of an additional fee property and two long term leasehold estates, again all located in Manhattan. These assets are particularly attractive to the Company due to this real estate component.

     The negotiations between the Company and Reading with respect to the City Cinemas Assets are subject to the prior rights of National Auto Credit, Inc. ("NAC"), under an option granted by Reading to NAC permitting NAC to elect to acquire all of Reading's U.S. cinema assets. That option continues through and including June 5, 2000, and may be extended by NAC for up to two 30-day extension period. If NAC exercises this option, it is obligated under its agreement with Reading to give the Company at least a thirty day period in which to elect whether or not to participate on a 50/50 joint venture basis with NAC in such transaction. In the event that NAC does not exercise its option, and in the event that the Company does not reach agreement with Reading as to the acquisition of the City Cinema Assets, Reading has advised the Company that it would grant to the Company a right of first negotiation to acquire the remainder of Reading's U.S. Cinema assets.

     The Gish transaction was a departure from the traditional business activities of the Company. Since the initial purchase, the Company has increased its ownership in Gish to 548,800 shares, representing 15.72% of the outstanding common stock of that company as of March 2, 2000. The Company acquired its initial interest in Gish in November 1998, when it acquired 398,850 shares representing approximately 11.6% of the outstanding common stock of that company. The determination to purchase the Gish interest was based upon a variety of factors including the belief by management of the Company that the stock was undervalued, the fact that the transaction provided the Company with the opportunity to acquire a meaningful stake in Gish in essentially a single transaction, and the fact that a third party, Value Asset Fund Limited Partnership ("VAF"), was at the same time acquiring a similarly sized interest in Gish. Collectively, VAF and the Company currently own 1,097,700 shares or approximately 31.32% of the outstanding shares of Gish. The management of VAF is well known to and respected by the Chairman of the Board of the Company, and presented the Gish Transaction to the Company. The Company has a cost basis of approximately $2.55 per share in its Gish shares. On March 2, 2000, Gish shares closed at $4.19 per share.

     During the second half of 1999, the Company considered a potential joint venture with NAKD to acquire the City Cinema Assets in a 50/50 joint venture with NAKD. That transaction has not yet materialized. However, in becoming familiar with NAKD, the Company came to the view that the common stock of that company was materially undervalued. The Company has elected to invest a portion of its liquidity in NAKD common stock. At December 31, 1999, the Company held 342,500 shares representing approximately 1.25% of the stock of that company and at an investment of approximately $235,000 of the Company's funds. As of March 31, 2000, this holding has been increased to 925,100 shares representing approximately 3.25% of the stock of that company.

Commercial Real Property Ownership and Management Activities

     Since April 1994, the Company has been principally involved in the ownership and management of its real estate interests, and in providing real estate consulting services to Reading. The Company has, over the past five years, disposed of three multi-family residential properties, two office buildings, and certain open land. In 1999, the Company sold its office building located in Phoenix, Arizona, for approximately $20 million. Due in large part to the competition presented by substantially larger and tax benefited real estate investment trusts ("REITs"), the Company believes it doubtful that it will be able to effectively compete in the market for direct ownership of conventional commercial properties. Nor does the Company believe it likely that it would be able to effectively compete in the market to provide property management services with respect to properties owned by others, given the significant and well-established competition in this area. Accordingly, the Company has been open to other opportunities to invest in real estate intensive businesses that may offer the Company greater returns than competing with REITs for commercial properties or competing with well-established management companies for property management business. In the view of the company, the investments in the Reading Series A Preferred Stocks and the Agricultural Partnerships, discussed in greater detail below, constituted two such opportunities. The opportunity to become directly involved in the real estate intensive areas of the entertainment industry -- the ownership of cinemas and theaters -- is also an attractive way, in the view of the Company, to pursue hard asset real estate opportunities.

     Since 1995, a substantial portion of the executive time of the Company has been spent providing real estate consulting services to Reading in connection with the development by Reading of multiplex cinemas in Australia, New Zealand, the United States, and Puerto Rico and the development of entertainment centers in Australia and New Zealand. Real estate consulting services are currently provided by the Company to Reading under an arrangement, pursuant to which Reading reimburses Citadel for its costs in providing such services. During Fiscal 1999, 1998 and 1997, Reading paid to Citadel $215,000, $398,000, and $240,000, respectively, with respect to such consulting services.

Agricultural Activities

     The Company currently has a 40% general partnership interest in three agricultural partnerships ("Agricultural Partnerships"), and an 80% membership interest in the farming company, Big 4 Farming, LLC ("Farming") manages and farms the properties owned by the Agricultural Partnerships. The

Agricultural Partnerships currently own approximately 1,600 acres of property in Kern County, California, of which approximately 980 acres is improved with mature citrus trees. In 1998, the Agricultural Partnerships planted 60 acres of new citrus, and plans to plant an additional 300 acres in 2000.

     In December 1998, the Kern County area suffered a devastating freeze. Substantially all of the Agricultural Partnerships' crop was destroyed. As the crop was not insured against freeze damage, the Agricultural Partnerships booked a loss of $2,651,000 for 1998 (inclusive of $1,577,000 related to the crop loss resulting from the freeze). The Company's share of this loss was $1,061,000. As a result of the destruction of its 1998-1999 crop, the Agricultural Partnerships received only limited revenues in 1999, and reported an additional loss of $1,073,000 for 1999. The Company's share of this loss amounted to $429,000. It is unlikely that the Agricultural Partnerships will receive any crop revenues until the second quarter of 2000. As Farming's profit is tied to the agricultural results of the Agricultural Partnerships, Farming did not report any material income for 1999.

     Citadel and Visalia LLC (which owns a 20% interest in Farming and in each of the Agricultural Partnerships) are the principal sources of funding for the operations of the Agricultural Partnerships. The costs of the destroyed crop were funded through a line of credit from Citadel to the Agricultural Partnerships. Funding for its 2000 crop and for capital improvement since January 1, 1999 to the open land held by the Agricultural Partnerships has been provided 80% by Citadel and 20% by Visalia. At March 10, 2000, $2,382,079 had been drawn down under the current $3,250,000 Citadel line of credit.

     The Agricultural Partnerships currently do not have any source of funds with which to repay that line of credit when it comes due in August 2000, or any funds with which to cover its cultural, administrative and interest costs and capital improvement budget for fiscal 2000 currently projected at $3,501,000, other than proceeds from the sale of its 1999-2000 crop, an anticipated grant from the Unites States Department of Agriculture in the amount of approximately $192,000 and continued loans by Citadel and Visalia. The Company is currently reviewing the situation, but will likely continue providing the financing required to produce the 2000 crop and to complete the plantings planned for 2000 so long as Visalia continues to fund its 20% share of such amounts.

Background of Acquisition
-------------------------

     During 1997, the Company formed three subsidiaries, Citadel Agricultural, Inc., a wholly owned subsidiary, "CAI"), Farming, (80% owned by the Company and 20% by Visalia, a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, and owned by Mr. Cotter and certain members of his family) and Big 4 Ranch, Inc. ("BRI"). Such subsidiaries were formed in anticipation of affecting a purchase of the Big 4 Properties and in order to address certain restrictions on access to federal water. The Company capitalized BRI with a cash contribution of $1,200,000 which was used primarily to acquire a 40% interest in each of the Agricultural Partnerships. The remaining interests in the Agricultural Partnerships are held 40% by CAI and 20% by Visalia. On December 29, 1997, the Company distributed 100% of the shares of BRI to the shareholders of record of the Company's common stock as of the close of business on December 23, 1997, as a spin-off dividend (the "Spin-off").

     On December 31, 1997, the Agricultural Partnerships acquired the Big 4 Properties consisting of approximately 1,600 acres of agricultural land and related improvements. The assets acquired included (i) approximately 560 acres of Navel oranges, 205 acres of Valencia oranges, 145 acres of lemons, 32 acres of Minneola and 600 acres of open land currently leased on a short term basis to a third party for the cultivation of annual crops (the "Open Land"), (ii) irrigation systems, (iii) water rights, (iv) frost prevention systems, and (v) the fruit crop on the trees which was slated for harvest in 1998. The Big 4 Properties were acquired by the Partnerships (the "Ranch Acquisition") from Prudential Insurance Company of America ("Prudential") on an arms length basis for a purchase price of $6,750,000, plus reimbursement of certain cultural costs approximating $831,000.

     Prior to the Spin-off, Farming entered into a farming services agreement (the "Farming Contract") with each of the Agricultural Partnerships, pursuant to which Farming is obligated to provide all of the day-to-day farming services necessary to cultivate the citrus orchards located on the Big 4 Properties and, over time, to develop the empty land as may be determined by the Agricultural Partnerships. Under the Farming Contract, Farming is reimbursed for its out-of-pocket costs and is paid a management fee equal to 5% of gross receipts, such gross receipts to be calculated net of picking, packing, and hauling costs. In turn, Farming has entered into a management services contract agreement (the "Cecelia Contract") with Cecelia Packing Corporation ("Cecelia" a company owned by James Cotter) pursuant to which Cecelia has agreed to provide management consulting, purchasing, and bookkeeping services to Farming for an initial term of two years at a monthly fee of $6,000, along with reimbursement of certain out-of-pocket expenses, the cost and benefit of which will be passed through to the Agricultural Partnerships. Cecelia also packs a portion of the fruit produced by the Agricultural Partnerships. While the Company had no prior experience in citrus farming, Cecelia has been engaged in farm management, citrus packing, and marketing for more than 20 years.

     BRI was initially owned by the shareholders of record of Citadel on December 23, 1997, including Craig and Reading. During 1998, Craig and Reading purchased additional shares of BRI which increased their collective ownership in BRI to approximately 49%. In addition, Cecelia and a trust for Mr. Tompkins' daughter purchased 210,700 shares or approximately 3.2% of BRI's outstanding securities during 1998.

     Concurrent with the Spin-off, Citadel provided BRI with a working capital line of credit in the amount of $200,000. Pursuant to the Line of Credit Agreement dated December 29, 1997, entered into between the Company and BRI, the Company had agreed to lend up to $200,000 to BRI over a three-year period. Any drawdowns under the line would accrue interest at prime plus 200 basis points, payable quarterly. All principal amounts borrowed are due and payable on December 29, 2002. As of March 10, 2000, no borrowings have occurred. The future of BRI and the collectibility of any Citadel loans due from BRI will be dependent on the future operations of the Agricultural Partnerships.

     The Ranch Acquisition was financed by pro-rata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1,080,000), by a $4,050,000 purchase money loan from Prudential, and by a crop finance loan by Citadel to the Agricultural Partnerships of approximately $831,000. The loan by Citadel was advanced pursuant to a $1,200,000 Line of Credit Agreement (the "Crop Financing") extended by the Company to the Agricultural Partnerships. Drawdowns under the Crop Financing will accrue interest at prime plus 100 basis points, payable quarterly. The line of credit which was increased to $1,850,000 in 1998 was thereafter increased to $3,250,000 in light of the need to fund cash shortfalls resulting from the 1998 freeze. The credit facility currently matures in August 2000. At December 31, 1999, Citadel had advanced or incurred liabilities of approximately $2,669,000 under the Crop Financing Line of Credit.

     The Prudential Purchase Money Loan in the amount of $4,050,000 is secured by, among other things, a first priority mortgage lien on the property, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. Principal is payable in annual installments of $200,000, beginning January 1, 2002. The Partnerships, however, are obligated to make certain mandatory prepayments unless the Partnerships make capital improvements to the real property totaling $500,000 by December 31, 2000 and make an additional $200,000 of capital improvements by December 31, 2001. The amount of such prepayments, if any, will be the difference between the capital improvement amount specified and the amount actually spent on such improvements as of the relevant date. The purchase money mortgage also imposes a prepayment penalty equal to the greater of (a) one-half of one percent of each prepayment of principal or (b) a present value calculation of the anticipated loss that the note holder will suffer as a result of such prepayment.

Industry Overview
-----------------

     Citrus is produced in the United States and other countries where night time temperatures typically do not fall below 24 degrees Fahrenheit for more than a few hours at a time. Currently, citrus is produced in 80 countries. The major producing countries, in addition to the United States, are Brazil, Mexico, Argentina and Spain. The majority of international trade is in juice form, less than 15% of world production is shipped fresh to non-domestic markets.

     In the United States, citrus is produced in Florida, California, Arizona, and Texas. The Florida industry is oriented to juice production with less than 10% of the orange crop being sold as fresh fruit. In addition to oranges, Florida is the top producer of grapefruit. Of Florida's grapefruit production, approximately 50% is shipped as fresh fruit. Production in Arizona and Texas is limited and as such, these areas are not considered major producing regions.

     Production in California is oriented to oranges and lemons for the fresh market. Approximately 85% of all orange production is sold as fresh fruit. Lemon production is concentrated in California, where approximately 75% of the U.S. crop is produced.

     California citrus is sold year round. Major markets are the United States, Canada, Japan and Hong Kong. As with most commodities, citrus pricing is sensitive to supply and demand changes. Production is dependent on the number of acres planted to citrus, the environmental conditions, and cultural inputs. An environmental condition is the single largest contributor to supply changes within a season. Acres in production change in response to growers' income and the historical cycle time from expansion to contraction has historically been in the range of 10 to 12 years. Currently, the industry is undergoing contraction and is projected to continue in that direction for the next 3 to 5 years.

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

     At the present time, approximately 980 acres of the Big 4 Properties is improved with mature orchards, consisting of approximately 585 acres of Navel oranges, 205 acres of Valencia oranges, 155 acres of lemons and 35 acres of Minneola. The Agricultural Partnerships planted approximately 60 acres of additional citrus trees in 1998 and plans to plant another 300 acres in 2000. The remaining acreage is used for agricultural support facilities or held for development as additional orchards. During the 1997-1998 season, the Big 4 Properties produced approximately 479,232 cartons of Navel oranges, approximately 164,886 cartons of Valencia oranges, approximately 159,084 cartons of lemons and approximately 33,552 cartons of Minneola, for a total of approximately 836,754 cartons of citrus. As a result of a devastating freeze in 1998, the Big 4 Properties produced almost no marketable crops for the 1998-1999 season.

     The assets acquired also included wind machines used for frost protection, irrigation systems, and access to a forty acre reservoir owned by the local irrigation district for the short-term storage of water from wells located on the Big 4 Properties as well as from other sources. While the business plan is to make use of federal water rights to provide water to the Big 4 Properties, these wells and access rights provide a safeguard in the event that such federal water should, from time to time, prove prohibitively expensive or insufficient to meet the needs of the Big 4 Properties.

     It is anticipated that the preparation and planting of the remaining open land will likely be completed over a period of two to four years. It was originally anticipated that such preparation and planting would be funded, over time, principally out of the cash flow generated from the Big 4 Properties. However, as a result of the 1998 freeze, it will be necessary for the Agricultural Partnerships to seek funding from the Company and Visalia or third parties in order to complete the planting currently planned for 2000. It is currently contemplated that the Company and Visalia will provide such funding on an 80/20 basis. Such improvement will include the installation of additional irrigation systems, the planting of trees and the installation of frost control systems, principally wind machines. The period to maturity varies from variety to variety, but generally speaking it is anticipated that the first commercial crops will be harvested 5 years after the trees are planted.

     The business of the Agricultural Partnerships is subject to risks associated with its agricultural operations. Numerous factors can affect the price, yield, and marketability of the crops grown on the Big 4 Properties.
Crop prices may vary greatly from year to year as a result of the relationship between production and market demand. For example, the production of a particular crop in excess of demand in any particular year will depress market prices, and inflationary factors and other unforeseeable economic changes may also, at the same time, increase operating costs with respect to such crops. In addition, the agricultural industry in the United States is highly competitive, and domestic growers and produce marketers are facing increased competition from foreign sources. There are also a number of factors outside of the control of the Company and the Agricultural Partnerships that could, alone or in combination, materially adversely affect the agricultural operations of the Agricultural Partnerships, such as adverse weather conditions, the availability of water, insects, blight or other diseases, labor problems such as boycotts or strikes, and shortages of competent laborers. The business operations of the Agricultural Partnerships may also be adversely affected by changes in governmental policies, and social and economic conditions.

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

     The success of the Agricultural Partnerships is highly dependent upon Mr. James J. Cotter, who has more than 25 years experience in citrus farming, and upon the senior management of Cecelia, which is wholly owned by Mr. Cotter, and which, through its employees, provides senior management, purchasing and bookkeeping services to Farming and through Farming to the Agricultural Partnerships.

Regulation

     Certain areas of the operations of the Agricultural Partnerships are subject to varying degrees of federal, state, and local laws and regulations. Such operations are, for example, subject to a broad range of evolving environmental laws and regulations. These laws and regulations include, but are not limited to, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act, and the Comprehensive Environmental Response Act, and the Compensation and Liability Act. Compliance with these foreign and domestic laws and related regulations is an ongoing process that is not currently expected to have a material effect on the capital expenditures, earnings or competitive position of the Agricultural Partnerships. Environmental concerns are, however, inherent in most major agricultural operations, including those expected to be conducted by the Agricultural Partnerships, and there can be no assurance that the cost of compliance with environmental laws and regulations in the future will not be material. In the normal course of its agricultural operations, Farming, on behalf of the Agricultural Partnerships, will handle, store, transport and cleanup of such hazardous substances or wastes, which may adversely affect the value of the Big 4 Properties. Such matters could, in the future, have a material adverse effect on the Company and the Agricultural Partnerships.

     The operations of the Agricultural Partnerships are also subject to regulations enforced by, among others, the U.S. Food and Drug Administration and state, local and foreign equivalents, and to inspection by the U.S. Department of Agriculture and other federal, state, local and foreign environmental and health authorities. Certain areas of the operations of the Agricultural Partnerships are subject to varying degrees of federal, state and local laws and regulations. Farm operations such as those conducted on the Big 4 Properties are subject to federal, state and local laws and regulations controlling, among other things, the discharge of materials into the environment or otherwise relating to the protection of the environment. Environmental regulations may have a materially adverse effect upon operations.

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

Investment in Reading Entertainment, Inc. ("Reading")

     Reading is a publicly traded company whose shares are quoted on the NASD/NMS and listed for trading on the NASDAQ Philadelphia Stock Exchange. Set forth as Exhibit 10.35 to this report is the Report on Form 10K filed by Reading with respect to the fiscal year ended December 31, 1999. Reading is currently controlled by Craig Corporation ("CC" collectively with its wholly owned subsidiaries and predecessors "Craig".), which owns common and preferred stock in Reading representing approximately 78% of the voting power of that company. Craig directly owns 1,096,106 (16.4%) shares of Citadel common stock, and through its ownership of Reading indirectly owns an additional 2,113,673 (31.7%) shares of Citadel common stock.

     The acquisition of the Series A Preferred Stock and the Asset Put Option provided the Company an opportunity to make an initial investment in the movie exhibition industry, and the ability, thereafter, to review the implementation by Reading of its business plan and, if it approved of the progress made by Reading, to make a further investment in this industry through the exercise of its Asset Put Option on or before the end of April 2000. In light of the current market price for Reading's Common stock, the Company has determined not to exercise the Asset Put Option. The Company has the right to require Reading to redeem the securities issued to it in the Reading Investment Transaction after five years, or sooner if Reading fails to pay dividends on such securities for four quarters.

     The Asset Put Option gives the Company the right to require Reading to acquire, for shares of Reading Common Stock, substantially all of the Company's assets and assume related liabilities (the "Asset Put"). In exchange for up to $20,000,000 in aggregate appraised value of such assets, Reading is obligated to deliver to the Company the number of shares of Reading Common Stock determined by dividing the value of Citadel's assets by $12.25 per share. The closing price of Reading Common Stock was $3.94 per share at March 10, 2000. If the appraised value of the Company's assets is in excess of $20,000,000, Reading is obligated to pay for the excess by issuing Common Stock at the then fair market value, up to a maximum of $30,000,000 of assets.

Gish Biomedical, Inc.

     The Company currently owns 548,800 shares of the common stock of Gish Biomedical, Inc. ("Gish"), representing approximately 15.72% of the outstanding common stock of that company. The transaction was brought to the Company by Value Asset Fund Limited Partnership ("VAF"), which currently owns approximately 548,900 shares representing approximately 15.6% of the outstanding common stock. Currently, the aggregate holdings of the Company and VAF represent approximately 31.32% of the outstanding common stock of Gish. At December 31, 1999, the book value of the

Company's investment in Gish was approximately $1,381,000 or $2.55 per share. At March 2, 2000, the closing price for such shares was $4.19. While no assurances can be given that any transaction will be consummated, the Company is currently in negotiations with a third party to sell its interest in Gish to such third party at a price significantly in excess of the current trading price for such shares.

     The Gish Transaction was a departure from the traditional business activities of the Company, and was not intended to constitute a change of direction for the Company. The determination to purchase the Gish interest was based upon a variety of factors, including the belief by management of the Company that the stock was undervalued, the fact that the transaction provided the Company with the opportunity to acquire a meaningful stake in Gish, in essentially a single transaction, and the fact that VAF was, at the same time, acquiring a similarly sized investment in Gish. The chief executive officer of VAF is well known and respected by the Chairman of the Board of the Company as an asset-based investor, and presented the transaction to the Company.

     Gish was founded in 1976 to design, produce and market innovative specialty surgical devices. Gish develops and markets its innovative and unique devices for various applications within the medical community. Gish operates in one industry segment, the manufacture of medical devices, which are marketed primarily through direct sales representatives domestically and through international distributors. All of Gish's products are single use disposable products or have a disposable component. Gish's primary markets include products for use in cardiac surgery, myocardial management, infusion therapy, and postoperative blood salvage.

Possible Investment in Certain Entertainment Properties

     The Company is currently in negotiations with Reading and Messrs. James J. Cotter and Michael Forman to acquire from Reading its rights to a) lease with option to purchase four cinemas with 16 screens located in Manhattan, b) to manage an additional three cinemas consisting of twelve screens located in Manhattan, c) to acquire the 1/6th interest in the Angelika Film Center located in Manhattan not currently owned by Reading, and d) to merge with Off Broadway Investors, Inc., which has three live theatres in Manhattan. Set our below are the general terms being discussed by the parties, and which the Company believes would be generally acceptable to Reading and Messrs. Cotter and Forman.
However, no assurances can be given that a transaction will ultimately be agreed to between the parties, or if agreed to, that such agreement would be on the terms set forth below, or that the transactions contemplated by such agreements would ultimately be consummated.

     It is currently contemplated that the leased assets would be subject to a ten-year operating lease, with an option to purchase, exercisable at the end of ten years, for $48 million. At the closing the Company will pay $4 million for that option, which amount will be applied against the exercise price if the option is ultimately exercised. The management rights with respect to the managed cinemas would be conveyed without separate consideration, as the parties believe that the fees paid under those contracts are commensurate with the services to be provided. The 1/6th interest in the Angelika cinema would be acquired in consideration of the issuance by the Company of a $5 million promissory note, bearing interest at 8%, interest payable quarterly, all due and payable at the end of ten years. The OBI Assets would be acquired through a merger of OBI into a wholly owned subsidiary of the Company. It is anticipated that the stockholders of the Company would be asked at the next annual meeting of stockholders, to determine whether the consideration for the merger will be paid in shares of Citadel Class A Nonvoting Common Stock and Class B Voting Common Stock, or in cash in the amount of $10 million. Based upon discussions with the Company's principal stockholders, the Company believes it likely that these stockholders would prefer to use the Company's equity securities rather than cash. If the stockholders elect to pay the merger consideration in stock, the Citadel Class A Common Stock and Class

B Common Stock would be issued in a ratio of 8 to 2 to Messrs. Cotter and Forman. This would be the same ratio as such securities were issued in the recapitalization transaction consummated in January 2000.

     On a pro-forma basis, these assets would have added approximately $1.7 million in net income and $2.6 million in operating cash flow to Citadel's results of operations for 1999, based on the terms currently under discussion between the parties.

     Incident to this transaction, the Company would also agree to lend to Old City Cinemas the amount of $32.5 million. Old City Cinemas would be permitted to call upon these credit facilities at any time during a window period following the seventh anniversary of the closing. The Company has the right to fund the loans at an earlier date, and if the loans are funded on or before the second anniversary of the closing, to require Messrs. Cotter and Forman and Old City Cinemas, under certain circumstances, to guarantee a portion of any indebtedness incurred by the Company specifically to fund such loans.

     The City Cinema Assets and the OBI Assets have a substantial real estate component. Included within these assets are two fee interests, two options to acquire fee interests, one right of first refusal to acquire a fee interest, and two long term leases, all located in Manhattan. These real estate assets are particularly attractive to the Company, given its real estate focus in recent years. However, the Company is also interested in acquiring additional cinema and live theatre assets, to the extent that they can be obtained on attractive terms.

National Auto Credit, Inc.

     In the second half of 1999, the Company considered a possible 50/50 joint venture with National Auto Credit, Inc. ("NAKD") with respect to the acquisition of the City Cinema Assets. That transaction has not yet materialized. However, in becoming familiar with NAKD, the Company came to the view that the NAKD Common Stock was materially undervalued and determined to utilize a portion of the liquidity resulting from the refinancing of the Brand Office Building to acquire such NAKD securities. At December 31, 1999, the Company held 342,500 shares of NAKD common stock, representing an aggregate investment of $235,000 or $0.69 per share. As of March 31, 2000, the Company had increased its holdings to 925,100 shares, representing an aggregate investment of $834,000 or 3.25% of the outstanding shares. At the close of business on that same date, the bid/ask for NAKD Common Stock was $1.01 and $1.03, respectively.

Historic Thrift Activities

     Prior to August 4, 1994, Citadel was engaged primarily in providing holding company services for its wholly owned thrift subsidiary, Fidelity. On August 4, 1994, Citadel and Fidelity completed a recapitalization and restructuring transaction (the "Restructuring"), which resulted in, among other things, the reduction of Citadel's interest in Fidelity from 100% to approximately 16%, the acquisition of certain real estate assets from Fidelity, and the receipt of options from Fidelity, by the way of dividends, to acquire certain other real estate assets at book value. During Fiscal 1995, substantially all of the Company's remaining interest in Fidelity was sold.

Management

     James J. Cotter is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Cotter has more than 25 years experience in the real estate, cinema and citrus businesses. He is also a director and the Chairman of the Company's principal shareholders, REI and Craig Corporation.

     S. Craig Tompkins is the Vice Chairman of the Board and Secretary of the Company. Mr. Tompkins is also President and director of CAI; a member of the management committee of Farming and of each of the Agricultural Partnerships; the President and a director of Craig; the Vice Chairman and a director of Reading and serves, as an administrative convenience, as an assistant secretary to BRI and Visalia. Prior to joining Craig and Reading in March 1993, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher.

     Andrzej Matyczynski is the Chief Financial Officer of the Company. Mr. Matyczynski is also the Chief Financial Officer of CC and the Chief Administrative Officer of REI. Prior to joining the Company in November 1999, Mr. Matyczynski held various positions with Beckman Coulter, Inc., a multi-national biomedical company.

     Brett Marsh is the Vice President of Real Estate of the Company and is responsible for the real estate activities of the Company. Prior to joining the Company, Mr. Marsh was the Senior Vice President of Burton Property Trust, Inc., the U.S. real estate subsidiary of the Burton Group PLC. In this position, Mr. Marsh was responsible for the U. S. real estate portfolio of that company.

     The Company has one additional corporate employee, shares space, and has contracted for certain administrative and accounting services with Craig. In addition, the Company has seven employees including a farm manager, at Big 4 Farming LLC.

     Historically, the Company's executives have provided certain real estate consulting services to Reading. Also, the Company and Craig have shared offices and support facilities in Los Angeles, and Reading is currently in the process of consolidating its domestic general and administrative functions in Los Angeles in offices located adjacent to those occupied by the Company and Craig. It is anticipated that certain economies of scale can be achieved if the general and administrative functions of these three companies are consolidated. Accordingly, on a going forward basis, the domestic general and administrative functions of the Company, Craig and Reading will be performed principally by employees of Craig. The cost of such functions will be shared on an appropriate basis between the Company, Craig and Reading. As the relative demands of the Company, Criag and Reading will likely vary from year to year, it is curretnly expected that this allocation will be reviewed by the participants on a periodic bases, as appropriate from time to time.

ITEM 2:                    PROPERTIES

Real Estate Interests

     The table below provides an overview of the real estate assets owned by the Company at December 31, 1999.

                                     Square     % Leased At      Major Tenants      Remaining
         Address             Type     Feet       12/31/99              *           Lease Terms
------------------------------------------------------------------------------------------------
Glendale Building           Office   89,000        100           Fidelity (13%)    May 2005
600 No. Brand Blvd.
Glendale, CA                                                     Disney (87%)      February 2007
------------------------------------------------------------------------------------------------

*% of rentable space leased

Arboleda, Phoenix
-----------------

     This property, acquired by the Company for $6,400,000 in August 1994, was sold for approximately $20,000,000 in second quarter of 1999.

Brand, Glendale
---------------

     This property, acquired by the Company for $7,120,000 in May 1995, is leased 87% to Disney Enterprises, Inc. ("Disney") and 13% to Fidelity, with Fidelity occupying the ground floor.

     The base rental rate for the first five years of the Fidelity lease term is $26,000 per month, including parking. With the lease providing for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%, the rental rate of the Fidelity lease at December 31, 1999 is $28,506 per month. After the first five years of the lease term, the rental rate will be adjusted to the higher of the then current market rate or $1.50 per square foot increased by the annual rental rate increase applied during the first five years of the lease as described in the preceding sentence. Fidelity has the option to extend the lease of the ground floor for two consecutive five-year terms at a market rental rate.

     On October 1, 1996, the Company entered into a ten-year full service lease for all of the floors, excluding the ground floor, of approximately 80,000 square feet, with Disney. The rental rate for the first five years of the lease term beginning February 1, 1997 is approximately $148,000 per month and approximately $164,000, excluding parking, for the remaining five-year term. Disney has the option to renew the lease for two consecutive five-year terms. As of December 31, 1999, while fulfilling their lease obligations to the Company, Disney has not occupied the leased space. Accordingly, tenant improvements required by the lease approximating $1,985,000 had not yet been incurred. Subsequent to yearend, however, Disney has notified the Company of their intent to move into the building in fiscal 2000. As a result, the Company expects to incur tenant improvement expenses amounting to approximately $1,501,000, or $24.50 per square foot in fiscal 2000.

Financing of Real Estate Interests

     The Company's 1994 acquisition of the Arboleda property was 100% leveraged. Financing was obtained through the combination of a conventional mortgage loan from Fidelity on the Arboleda property with the balance of the Arboleda property purchase price financed through drawdowns on an $8,200,000 line of credit from

Craig, which has been paid in full. Concurrently with the sale of the Arboleda property in 1999, the outstanding mortgage loan balance was paid in full.

     With regard to the purchase of the Glendale Building, Fidelity extended a five year loan, amortizing over twenty years, at an adjustable rate of interest tied to the 30-day LIBOR rate plus 4.5% per annum, adjustable monthly. In 1999, the loan was paid off with a portion of the proceeds of the Arboleda sale. In December 1999, the property was refinanced in the amount of $11,000,000 pursuant to a ten-year fixed rate mortgage loan, with an 8.17% interest rate.

Executive Offices
-----------------

     The Company currently shares executive office space with Craig, under an arrangement whereby the Company and Craig allocate the costs of such office space and certain support facilities. During Fiscal 1999, 1998 and 1997, the Company's share of such office space and support facilities approximated $24,000 per year. The Company believes that this arrangement is beneficial to the Company in that it permits the Company to maintain quality executive office facilities at a lesser cost than if the Company were to maintain comparable facilities separate and apart from Craig.


ITEM 3:   LEGAL PROCEEDINGS

None.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's 1999 Annual Meeting of Shareholders held on December 17, 1999, shareholders elected four directors. The results of the votes were as follows:

Election of Directors                  For                   Withheld
----------------------                -----                  --------
James J. Cotter                      5,712,569               789,826
S. Craig Tompkins                    5,711,549               790,843
William C. Soady                     5,712,609               789,783
Alfred Villasenor, Jr.               5,712,426               789,966

Proposed Merger                        For                   Against       Abstain/No-Vote
------------------                    -----                  --------      ---------------
Common Stock                         3,980,010               837,894        1,684,988

PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's common stock is listed and quoted on the American Stock Exchange ("AMEX"). The following table sets forth the high and low closing bid prices of the common stock of the Company as reported by AMEX for each of the following quarters:

                                  High           Low
                                      (In Dollars)

     1999:
          Fourth Quarter      4 1/16             2 11/16
          Third Quarter       5                  3 13/16
          Second Quarter      5 7/16             3 3/8
          First Quarter       3 5/8              3 1/4

     1998:

          Fourth Quarter       3 15/16           3 1/8
          Third Quarter        4 15/16           3 7/8
          Second Quarter       5 1/8             4 7/16
          First Quarter        4 13/16           3 5/8

Holders of Record

     The number of holders of record of the Company's Class A and Class B common stock at March 10, 2000 was approximately 192. On March 10, 2000, the high, low and closing price per share of the Company's Class A Nonvoting Common Stock was $3.000, $2.875, and $3.000, respectively, and $3.250, $3.250, and $3.250, respectively, for the Class B Voting Common Stock.

Dividends on Common Stock

     While the Company has never declared a cash dividend on its common stock and has no current plan to declare a dividend, it is Citadel's policy to review this matter on an ongoing basis.

ITEM 6.  SELECTED FINANCIAL DATA

     The table below sets forth certain historical financial data regarding the Company. This information is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere herein, and the related notes thereto.

                                                At or for the Year Ended December 31,
                                           1999       1998       1997       1996       1995
                                         --------   --------   --------   --------   --------
                                               (In thousands, except per share data)
Revenues                                  $ 3,952    $ 5,985    $ 5,350    $ 5,101    $ 5,402
Net earnings (1) (3)                      $ 9,487    $ 5,687    $ 1,530    $ 6,426    $ 1,398
Net earnings available to common
 stockholders                             $ 9,487    $ 5,687    $ 1,530    $ 6,268    $ 1,240

Basic earnings per share                  $  1.42    $  0.85    $  0.24    $  1.04    $  0.20
Diluted earnings per share (2)            $  1.42    $  0.85    $  0.24    $  0.80    $  0.16

Balance Sheet Data:
    Total assets                          $47,206    $35,045    $28,860    $30,292    $39,815
    Borrowings                            $11,000    $ 9,224    $ 9,395    $10,303    $16,186
    Stockholders' equity                  $33,483    $23,741    $18,054    $17,724    $17,720
    Cash dividends declared on
        Preferred Stock                        --         --         --    $   232    $   101
    Stock Dividend                             --         --    $ 1,200         --         --

(1) The 1998 net earnings included a deferred income tax benefit amounting to approximately $4,828,000 resulting principally from the reversal of federal and state income tax valuation allowances.

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

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Citadel Holding Corporation, a Delaware corporation ("CHC" and collectively with its wholly- owned subsidiaries and corporate predecessors "Citadel" or the "Company") has been engaged in recent periods in the ownership and management of its real estate interests and in the offering of various real estate consulting services to its affiliates. At December 31, 1999, Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries and corporate predecessors, "Reading"), holds 2,113,673 shares or approximately 31.7% of the Company's common stock. Craig Corporation "CC" and collectively with its wholly owned subsidiaries and corporate predecessors holds directly 3,209,779 shares or approximately 48.0% of the Company's common stock and on a consolidated basis with Reading and Puerto Rico.

     As a consequence of the real estate advisory and consulting services provided on a fee basis to Reading, the Company has gained familiarity with the cinema exhibition industry, its operations, and prospects of Reading, and invested $7,000,000 to acquire 70,000 shares of REI Series A Preferred Stock and the Asset Put Option in October 1996. Reading is a publicly traded company whose shares are listed on the NASDAQ. Through its majority owned subsidiaries, REI is in the business of developing and operating multi-plex cinemas in Australia, New Zealand, Puerto Rico and the United States, and is currently developing entertainment centers in Australia and New Zealand. Craig and the Company hold in the aggregate approximately 83% of the voting power of Reading, with Craig's holdings representing approximately 78% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power.

     In December 1997, the Company acquired a 40% interest in the Agricultural Partnerships, and an 80% interest in a limited liability company formed to manage and farm the property owned by the Agricultural Partnerships. The Agricultural Partnerships currently own approximately 980 acres of mature citrus orchards, and approximately 600 acres of open land, which includes approximately 60 acres of newly planted citrus, all located in Kern County, California. In December 1998, this area suffered a devastating freeze and the entire Agricultural Partnership's 1998-99 crop was lost.

     During 1998 and 1999, the Company acquired a 15.62% interest in Gish Biomedical, Inc. ("Gish") at a purchase price of approximately $1,381,000. Gish is primarily engaged in the business of developing, manufacturing and distributing cardio-vascular devices. During this same time period, another investor, Value Asset Fund Limited Partnership ("VAF"), acquired a similarly sized interest in Gish. Accordingly, the Company and VAF currently own 1,097,700 shares aggregating to approximately a 31.32% interest in outstanding common stock of Gish at December 31, 1999.

Results of Operations
---------------------

     Due to the nature of the Company's business activities, the Company's historical revenues and future revenues will vary significantly, reflecting the results of real estate sales, the acquisition of the REI Preferred Stock and the acquisition of the interest in the Agricultural Partnerships and Big 4 Farming, LLC. In addition, rental income and earnings may vary significantly depending upon the properties owned by the Company during the periods being reported. Accordingly, year-to-year comparisons of operating results will not be indicative of future financial results.

Year Ended December 31, 1999 ("Fiscal 1999") and 1998 ("Fiscal 1998") versus
----------------------------------------------------------------------------
Year Ended December 31, 1997 ("Fiscal 1997")
--------------------------------------------

     The Company's net earnings amounted to approximately $9,487,000, $5,687,000 and $1,530,000 for Fiscal 1999, 1998, and 1997, respectively. The increase in net earnings for Fiscal 1999 as compared to Fiscal 1998 is principally attributable to the sale of a rental property located in Phoenix, Arizona ("Arboleda"), in June 1999. The Arboleda property was sold for $20,000,000, which resulted in a gain of approximately $13,337,000 being included in the Consolidated Statement of Operations for 1999. The increase in current year's net earnings also reflects the $678,000 decrease in the Company's portion of the net operating loss of the Agricultural Partnerships from prior year. Included in net earnings for Fiscal 1998 was an income tax benefit amounting to approximately $4,828,000 resulting principally from a reversal of previously reserved deferred tax assets and approximately $1,022,000 of income from shareholder affiliates (including the receipt of interest and dividend income and consulting fees), which were partially offset by a $990,000 loss with respect to the Company's interest in the Agricultural Partnerships. The increase in revenue between Fiscal 1998 and 1997 is generally attributable to the two-year lease renewal of approximately 56% of the Arboleda property at higher rates.

     Rental income amounted to approximately $3,706,000 in Fiscal 1999, $5,478,000 in Fiscal 1998 and $5,110,000 in Fiscal 1997. The fluctuations between the years are principally due to the reduction in the number of rental properties owned by the Company partially offset by increased revenues from changes in the tenant leases of the rental properties. As discussed above, the Company disposed of the Arboleda property in Fiscal 1999 and sold a multi-family residential property in Fiscal 1997. At December 31, 1999, the office building located in Glendale, California (purchased in May 1995) remains as the Company's sole commercial rental property. In 1999, that property was refinanced with a loan of $11 million, bearing interest at 8.17%.

     The Company has a ten-year lease with Disney for five of the six floors of the Glendale Building. The ground floor is leased to Fidelity. The rental rate for the first five years of the Disney lease term beginning February 1, 1997 is approximately $148,000 per month and approximately $164,000 per month for the remaining five-year term, excluding parking in each case. Disney has the option to renew the lease for two consecutive five-year periods. The lease provides that the Company will contribute towards tenant improvements and common area upgrades. To date, while fulfilling their lease obligations to the Company, Disney has not moved into the building and as a result, the tenant improvements required by the lease of approximately $1,985,000 have not yet been incurred. Subsequent to yearend, however, Disney has notified the Company of their intent to move into the building in fiscal 2000. As a result, the Company expects to incur tenant improvement expenses amounting to approximately $1,501,000 or $24.50 per square foot in fiscal 2000.

     Real estate operating costs decreased to $1,242,000 in Fiscal 1999 as compared to $2,279,000 in Fiscal 1998 and $2,090,000 in Fiscal 1997. The decrease in Fiscal 1999 as compared to Fiscal 1998 is due to the sale of the Arboleda property in June 1999. The increase in Fiscal 1998 as compared to Fiscal 1997 is primarily attributable to increased maintenance costs incurred at the Arboleda building.

     On December 31, 1997, the Company acquired, through its interest in the Agricultural Partnerships, a 40% interest in approximately 1,600 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch (the "Property"). The other two partners in the Partnerships are Visalia LLC (a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, and owned by Mr. Cotter and certain members of his family) which has a 20% interest and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. Prior to the acquisition, Big 4 Ranch, Inc., was a wholly owned subsidiary of the Company. Immediately prior to the acquisition, the Company capitalized Big Ranch, Inc., with a cash capital contribution of $1,200,000 and then distributed 100% of the share of Big 4 Ranch, Inc., to the shareholders of record of the Company's common stock as of the close of business on December 23, 1997 as a spin-off dividend. The Company accounts for its 40% investment in the Agricultural Partnerships utilizing the equity method of accounting.

    The Ranch Acquisition was financed by pro-rata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1,080,000), a $4,050,000 purchase money loan from Prudential, and by an initial crop finance loan by Citadel to the Agricultural Partnerships. Drawdowns under the line of credit accrue interest at prime plus 100 basis points, payable quarterly. The maximum allowable borrowing on the line of credit has been increased to $3,250,000. The renewed line of credit matures on August 2, 2000. The increase in the line of credit was to principally fund operating expenses and certain capital expenditures including the planting of additional citrus. The Agricultural Partnerships have invested approximately $624,000 in capital improvements to the Big 4 properties during fiscal 1999. At December 31, 1999 and 1998, Citadel and its subsidiaries had advanced approximately $2,669,000 and $1,502,000, respectively, under that line of credit.

     In December 1998, the Agricultural Partnerships suffered a devastating freeze which resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships had no funds with which to repay the drawdowns on the line of credit. Furthermore, the Agricultural Partnerships generally have had no source of funding, other than the Company and Visalia, for the cultural expenses needed for production of the 1999-2000 crop, or for the planned crop-planting program on the undeveloped acreage. During 1999, the Company and Visalia funded the cash needs of the Agricultural Partnerships on an 80/20 basis, providing $1,227,000 and $334,000, respectively. At December 31, 1999, Citadel had advanced a total of $2,730,000 to the Agricultural Partnerships. It is estimated that the Agricultural Partnerships will need additional cash in the amount of $3,501,000 in order to cover cultural, administrative expenses, interest and planting costs through fiscal 2000. Subsequent to yearend, the Company and Visalia have continued to fund the Agricultural Partnerships operating, agricultural and capital costs.
No material revenue is expected to be realized by the Agricultural Partnerships until the 1999 - 2000 crop is harvested and sold late this year. The gross revenues of the Agricultural Partnerships will depend upon the market prices for their fruits, which prices may fluctuate significantly

    Included in the Statement of Operations as "Loss from investment in and advances to Agriculture Partnerships" is a loss of $201,000 and $990,000 representing the Company's 40% equity share of the Agriculture Partnerships operating results for the year ended December 31, 1999 and 1998, respectively, net of $73,000 and $71,000 of interest income received pursuant to loans made to the Agriculture Partnerships.

    Interest income amounted to $536,000 in Fiscal 1999, $222,000 in Fiscal 1998 and $326,000 in Fiscal 1997. The increase in Fiscal 1999 interest income revenue as compared to Fiscal 1998 was attributable to the increase in the cash and cash equivalents balance subsequent to June 1999, following the sale of the Arboleda property. Conversely, the decrease in interest income for Fiscal 1998 as compared to Fiscal 1997 was due to the gradual decrease in invested fund balances during most of 1998.

    Dividends from the Company's investment in Reading in Fiscal 1999, 1998, and 1997 amounted to $455,000 per year, pursuant to the terms of the REI Preferred Stock. The REI Preferred Stock was issued in October 1996 and bears a cumulative dividend of 6.5%, payable quarterly. The REI Preferred Stock is convertible any time after April 15, 1998 into common shares of REI at a conversion price of $11.50 per share. The closing price of REI common stock at December 31, 1999 was $5.75 per share. REI reported a net loss applicable to common shareholders of approximately $45,517,000 for the 1999 Fiscal year as compared to net loss applicable to common shareholders of approximately $6,728,000 in the Fiscal 1998 and $1,354,000 in Fiscal 1997. The REI Preferred Stock may be put back to REI by the Company at par.

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's common stock at an exercise price of $3.00 per share or $1,998,000. Such exercise was consummated pursuant to Craig's delivery of a secured promissory note (the "Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI common stock owned by Craig. The Craig Secured Note, in the amount of $1,998,000, is included in the Consolidated Balance Sheet as a contra equity account under the caption "Note receivable from shareholder". Interest is payable quarterly in arrears at the prime rate (amounting to 8.50% at December 31, 1999) computed on a 360-day year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium. Included in the Consolidated Statement of Operations for the year ended December 31, 1999 and 1998 as "Interest income from Shareholder" was approximately $162,000 and $169,000, respectively, earned pursuant to the Craig secured note.

     Interest expense amounted to $587,000 in Fiscal 1999, $977,000 in Fiscal 1998 and $1,009,000 in Fiscal 1997. The decrease in Fiscal 1999 interest expense as compared to Fiscal 1998 reflects the payoff of the mortgage loans amounting to approximately $9,138,000 upon sale of the Arboleda property in June 1999. The $11,000,000 loan secured by the Glendale building was not entered into until December 1999 and as such, had virtually no impact on fiscal 1999 interest expense. The $32,000 decrease in Fiscal 1998 as compared to Fiscal 1997 was principally a result of the decrease in interest rates between 1999 and 1998. As of December 31, 1999 and 1998, there was $11,000,000 and $9,224,000 of loans outstanding, respectively. Interest rate on the outstanding mortgage loans approximated 8.18% and 9.738% at December 31, 1999 and 1998, respectively.

     General and administrative expenses amounted to $1,269,000 in Fiscal 1999, $1,297,000 in Fiscal 1998 and $1,175,000 in Fiscal 1997. The general and administrative expenses remained at comparable levels during Fiscal 1999 and Fiscal 1998. The increase in Fiscal 1998 as compared to Fiscal 1997 is primarily a result of second quarter bonuses paid to the Chairman amounting to $250,000 and an increase in overhead costs associated with providing farm management services to the Agricultural Partnerships, partially offset by a reduction in legal and professional costs.

    In the fourth quarter of 1998, the Company recorded an income tax benefit of $4,828,000 as a result of (i) recognition of an IRS receivable of $440,000 and
(ii) reversal of a deferred tax asset valuation allowance amounting to $4,398,000. Generally, two factors contributed to the reversal in the valuation allowance. First, as described above, the Company had executed a settlement agreement with the IRS with respect to tax years through December 31, 1994.
Such settlement provided the Company with a more likely than not expectation of the realization of the tax basis of certain real property transferred to the Company at the time of the Fidelity recapitalization in August 1994, as well as quantification of net operating loss carryforwards. Second, the Company believed that the sale of the Arboleda property located in Phoenix, Arizona, would generate sufficient 1999 taxable income to utilize the federal capital loss carryforward and a portion of the federal net operating loss carryforward. The sale of the Arboleda property was closed in June 1999 at a gain of approximately $13,337,000 and enabled the Company to utilize $4,100,000 of the deferred tax asset recognized in the prior year.

Business Plan, Capital Resources and Liquidity of the Company
-------------------------------------------------------------
Fiscal 1999
-----------

     Cash and cash equivalents totaled approximately $24,732,000 at December 31, 1999 as compared to $4,367,000 at December 31, 1998. Net cash provided by investing activities amounted to $19,003,000 which was primarily due to the sale of the Arboleda property in June 1999. Net cash provided by financing activities amounted to $195,000, primarily as a result of the $9,224,000 mortgage loan payments, $1,167,000 additional funds loaned to the Agricultural Partnerships, offset by an $11,000,000 cash inflow from the refinancing agreement that the Company entered into in December 1999. The Company obtained the $11,000,000 loan from Nationwide Insurance Company by securing it with the deed to the Glendale building. The Company expects to use the loan proceeds for investing and potential acquisition purposes.

     The Company expects that its sources of funds in the near term will include
(i) cash on hand and related interest income, (ii) cash flow from the operations of its remaining real estate properties, (iii) consulting fee income from REI, and (iv) a preferred stock dividend, payable quarterly, from REI amounting to approximately $455,000 per year. The short term uses of funds are expected to include (i) funding of the Agricultural Partnerships, (ii) funding of the Glendale office building leasehold and tenant improvements of approximately $1,501,000, and (iii) operating expenses. Also, the Company is currently considering the acquisition of certain cinema, theater and commercial real estate assets.

     Management believes that the Company's source of funds will be sufficient to meet its operational cash flow requirements for the foreseeable future.

Fiscal 1998
-----------

    Cash and cash equivalents balance of $4,367,000 at December 31, 1998 was comparable to the cash and cash equivalents balance of $4,364,000 at December 31, 1997. Net cash provided by operating activities amounted to $3,097,000, which was reduced by $2,258,000 and $836,000 of net cash used in investing and financing activities, respectively. The rental income from its real estate holdings was the primary source of funds in Fiscal 1998. The principal uses of funds included (i) leasehold improvements made to rental properties amounting to $588,000, (ii) the purchase of farm equipment of $201,000 by Big 4 Farming, LLC, and (iii) a $1,002,000 purchase of Gish securities.

Fiscal 1997
-----------

    Fiscal 1997 cash and cash equivalents balance decreased by approximately $1,992,000 to $4,364,000 at December 31, 1997 from $6,356,000 at December 31,
1996. Net cash provided by operating activities amounted to $1,688,000, net cash used in investing activities amount to $741,000 and net cash used in financing activities amounted to $2,939,000. The principal uses of funds included (i) the Company's 40% equity investment in the Big 4 Agricultural Properties (ii) the Company loan of $831,000 to the Agricultural Partnerships
(iii) the $1,200,000 capitalization of Big 4 Ranch, Inc., prior to the Company's dividend of Big 4 Ranch, Inc. to its common shareholders, (iv) leasehold improvements amounting to $708,000 and (v) repayments of mortgage loans amounting to $908,000. Principal sources of funds included approximately $1,128,000 received upon the sale of a rental property.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX                                                                             PAGE
-----                                                                             ----
Independent Auditors Report.....................................................  24

Consolidated Balance Sheets
  Years Ended December 31, 1999 and 1998........................................  25

Consolidated Statements of Operations
  Three Years Ended December 31, 1999...........................................  26

Consolidated Statements of Stockholders' Equity
  Three Years Ended December 31, 1999...........................................  27

Consolidated Statements of Cash Flows
  Three Years Ended December 31, 1999...........................................  28

Notes to Consolidated Financial Statements......................................  29

Financial Statement Schedule - III - Real Estate and Accumulated Depreciation...  44

                          INDEPENDENT AUDITORS REPORT



The Board of Directors
Citadel Holding Corporation


We have audited the accompanying consolidated balance sheets of Citadel Holding Corporation and subsidiaries (the "Corporation") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Citadel Holding Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



Los Angeles, California
March 27, 2000

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                     December 31,
                                                                               1999               1998
                                                                               ----           -----------
ASSETS
--------
Cash and cash equivalents                                                   $ 24,732          $  4,367
Investment in Gish Biomedical, Inc.                                            1,831             1,002
Investment in National Auto Credit, Inc.                                         214                --
Other receivables                                                                 95               577
Deferred tax asset, net                                                        1,125             4,398
                                                                            --------          --------
            Total current assets                                              27,997            10,344
                                                                            --------          --------
Property held for sale                                                            --             5,908
Rental properties, less accumulated depreciation                               7,731             7,969
Investment in shareholder affiliate                                            7,000             7,000
Equity investment in and advances to Agriculture Partnerships                  2,669             1,561
Capitalized leasing costs                                                        944             1,592
Other assets                                                                     865               671
                                                                            --------          --------
                  Total assets                                              $ 47,206          $ 35,045
                                                                            ========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------
Liabilities
Security deposits payable                                                   $     28          $     98
Accounts payable and accrued liabilities                                       2,254             1,362
Current portion of mortgage note payable                                         128               216
                                                                            --------          --------
             Total current liabilities                                         2,410             1,676
                                                                            --------          --------

Minority interest in consolidated affiliate                                       50                44
Lease contract payable                                                           196                --
Deferred rental revenue                                                          195               576
Long-term portion of mortgage note payable                                    10,872             9,008
                                                                            --------          --------
                  Total liabilities                                           13,723            11,304
                                                                            --------          --------

Commitments and Contingencies
Stockholders' Equity
Serial preferred stock, par value $.01, 5,000,000 shares
 authorized, 3% Cumulative Voting Convertible, none outstanding             --                --
Common stock, par value $.01, 20,000,000 shares authorized,
 6,669,924 shares issued and outstanding                                          67                67
Additional paid-in capital                                                    59,603            59,603
Accumulated deficit                                                          (24,444)          (33,931)
Accumulated other comprehensive income                                           255                --
Note receivable from shareholder                                              (1,998)           (1,998)
                                                                              ------           -------
          Total stockholders' equity                                          33,483            23,741
                                                                              ------           -------
Total liabilities and stockholders' equity                                  $ 47,206          $ 35,045
                                                                            ========          ========

       See accompanying notes to the consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                         Year Ended December 31,
                                                             1999                1998                1997
                                                             -----               ----                ----
Revenues:
  Rental income                                              $ 3,706             $ 5,478             $ 5,110
  Farming management fee                                          31                 109                  --
  Consulting fees from shareholder                               215                 398                 240
                                                             -------              ------             -------
                                                               3,952               5,985               5,350
                                                             -------              ------             -------
Operating expenses:
  Real estate                                                  1,242               2,279               2,090
  General and administrative                                   1,269               1,297               1,175
  Depreciation and amortization                                  340                 414                 391
                                                             --------              ------             -------
                                                               2,851               3,990               3,656
                                                             --------              ------             -------

Operating income                                               1,101               1,995               1,694
                                                             -------               ------             -------
Non-operating income (expense):
  Interest income                                                536                 222                 326
  Interest expense                                              (587)               (977)             (1,009)
  Dividends from investment in Reading                           455                 455                 455
  Loss from investment in and advances to Agricultural
   Partnerships                                                 (201)               (990)                 --
  Interest income from shareholder                               162                 169                 125
  Gain (loss) on sale of properties                           13,337                  --                 (16)
                                                             -------               ------             -------

Earnings before minority interest and income taxes            14,803                 874               1,575
Minority interest                                                 (7)                (15)                 --
                                                             -------              ------             -------

Earnings before taxes                                         14,796                 859               1,575
Income tax (expense) benefit                                  (5,309)              4,828                 (45)
                                                             -------              ------             -------

Net earnings                                                 $ 9,487              $5,687             $ 1,530
                                                             =======              ======            ========
Basic earnings per share                                     $  1.42              $ 0.85             $  0.24
                                                             =======              ======            ========
Diluted earnings per share                                   $  1.42              $ 0.85             $  0.24
                                                             =======              ======            ========



       See accompanying notes to the consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         THREE YEARS ENDED DECEMBER 31, 1999
                 (In thousands of dollars, except share data)

                              Preferred Stock        Common Stock       Additional
                              ---------------        ------------         Paid-In
                            Shares    Par Value   Shares   Par Value      Capital
                            ------    ---------   ------   ---------      -------
Balance at
   January 1, 1997               --          --     6,670   $     67      $   59,020

Net earnings

Dividend of Big 4
   Ranch, Inc.

Issuance of
   treasury stock for note                                                       583
                            -------    --------   -------   --------       ---------
Balance at
   December 31, 1997             --          --     6,670         67          59,603

Net earnings
                            -------    --------   -------   --------       ---------
Balance at
   December 31, 1998             --          --     6,670         67          59,603

Net earnings

Balance at December
   31, 1999                      --          --     6,670   $     67       $  59,603
                           ========    ========   =======   ========       =========


                                     Accumulated      Note                     Total
                                        Other      Receivable    Treasury      Stock-
                      Accumulated   Comprehensive    from        Stock, at    holders'
                        Deficit        Income      Stockholder      Cost       Equity
                        -------      ----------   ------------      ----       ------
Balance at
   January 1, 1997      $(39,948)     $      --     $     --      $ (1,415)    $ 17,724

Net earnings               1,530                                                  1,530

Dividend of Big 4         (1,200)                                                (1,200)
   Ranch, Inc.

Issuance of
   treasury stock
   for note                                            (1,998)       1,415           --
                        --------       --------      --------     --------     --------

Balance at
   December 31, 1997     (39,618)            --        (1,998)          --       18,054

Net earnings               5,687                                                  5,687
                        --------       --------      --------     --------     --------
Balance at
   December 31, 1998     (33,931)            --        (1,998)          --       23,741

Net earnings               9,487            255                                   9,742
                        --------       --------      --------     --------     --------
Balance at December
   31, 1999             $(24,444)      $    255      $ (1,998)    $     --     $ 33,483
                        ========       ========      ========     ========     ========

See accompanying notes to the consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                                                    Year Ended December 31,
OPERATING ACTIVITIES                                                       1999               1998            1997
                                                                         --------          -------          -------
Net earnings                                                             $  9,487          $ 5,687          $ 1,530
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
       Depreciation                                                           289              363              345
       (Gain) loss on sale of rental property                             (13,337)              --               16
       Amortization of lease costs                                            186              259              224
       Amortization of capitalized deferred loan costs                         61               34               46
       Equity in loss from Agricultural Partnerships                          383            1,061               --
       Minority interest                                                        7               15               --
       Decrease (increase) in other receivables                               482             (483)             217
       Decrease (increase) in other assets                                     71              (66)             164
       Decrease (increase) in deferred tax asset                            3,273           (4,398)              --
       (Decrease) increase in security deposits payable                       (70)               8               14
       (Decrease) increase in deferred rent                                  (381)             264              148
       Increase (decrease) in payables and accrued liabilities                717              353           (1,016)
                                                                          -------           ------            -----
Net cash provided by operating activities                                   1,168            3,097            1,688
INVESTING ACTIVITIES
       Purchase of Gish Biomedical securities                                (379)          (1,002)              --
       Purchase of National Auto Credit securities                           (235)              --               --
       Purchase of Big 4 Partnerships                                          --               --           (1,129)
       Proceeds from sale of properties                                    19,684               --            1,128
       Payment of capitalized leasing costs                                    --             (467)             (32)
       Purchase of farming equipment                                          (39)            (201)              --
       Purchase of and additions to real estate                               (29)            (588)            (708)
                                                                          -------           ------          -------
Net cash provided by (used in) investing activities                        19,002           (2,258)            (741)
FINANCING ACTIVITIES
       Repayments of mortgage notes payable                                (9,224)            (171)            (908)
       Proceeds from lease contract                                           196               --               --
       Borrowing of Citadel Corporation                                    11,000               --               --
       Borrowing of Agricultural Partnerships                              (1,524)          (1,277)            (831)
       Repayments of Agricultural Partnership borrowings                       34              615               --
       Dividend of Big 4 Ranch, Inc.                                           --               --           (1,200)
       Contribution from minority interest                                     --               29               --
       Capitalized financing costs                                           (287)             (32)              --
                                                                         --------          -------           ------
Net cash provided by (used in) financing activities                           195             (836)          (2,939)
Net increase (decrease) in cash and cash equivalents                       20,365                3           (1,992)
Cash and cash equivalents at beginning of year                              4,367            4,364            6,356
                                                                         --------           ------          -------
Cash and cash equivalents at end of year                                 $ 24,732           $4,367         $  4,364
                                                                         ========           ======         ========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Interest on mortgages and line of credit                                  $   603           $  947         $    957
 Income taxes                                                              $   235           $  125         $     45
Noncash transactions:
  Common stock issued for secured note payable                             $    --           $   --         $  1,998

See accompanying notes to the consolidated financial statements.

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

The Company owns, through its interest in three general partnerships ("Agricultural Partnerships"), a 40% interest in approximately 1,600 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch ("Property"). The other two partners in the Partnerships are Visalia LLC (a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, and owned by Mr. Cotter and certain members of his family) which has a 20% interest and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. The Company accounts for its 40% investment in the Partnerships utilizing the equity method of accounting.

In 1996, the Company consummated an exchange transaction with its shareholder affiliates, Craig Corporation ("Craig") and Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries "Reading"). Pursuant to the terms of the exchange, the Company contributed cash in the amount of $7,000,000 to Reading in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock ("Series A Preferred Stock") and an option to transfer all or substantially all of its assets to Reading for Reading Common Stock ("Asset Put Option"), subject to certain limitations. The Company accounts for its investment in Reading at cost.


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1999 and 1998 is approximately $23,300,000 and $3,700,000, respectively, of funds being held in institutional money market mutual funds.

Available-for-Sale securities
-----------------------------

In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company's equity securities in Gish Biomedical, Inc. ("Gish") and National Auto Credit, Inc. ("NAKD") are recorded at fair value as available-for-sale securities. The unrealized gains/losses, net of tax, are reported as a separate component of shareholders' equity.

At December 31, 1999, the Company owned 542,500 shares representing approximately 15.6% of the outstanding common stock of Gish at an aggregate cost basis of approximately $1,381,000. The closing price of Gish common stock at December 31, 1999, was $3.38 per share, resulting in an unrealized gain of approximately $450,000 at December 31, 1999. As of March 2, 2000, the Company had increased its investment in Gish to 548,800 shares or 15.72%. The Gish common stock closed at $4.19 per share on March 2, 2000. Additionally, the Company purchased 342,500 shares representing approximately 1.25% of the outstanding common stock of NAKD at a cost of approximately $235,000 in 1999.
As of March 31, 2000,

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


the Company had increased its ownership in NAKD to 3.25% of the total shares outstanding through additional purchase of 582,600 shares. The bid/asking prices of NAKD at March 31, 2000 was $1.01 and $1.03 per share, respectively.

Depreciation and Amortization
-----------------------------

Depreciation and amortization is generally provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are generally as follows:


Building and building improvements                  39 years
Farming equipment                                   3 - 10 years
Furniture and fixtures                              5 years


Leasehold improvements made at the rental properties are amortized over the shorter of the lives of respective leases or the useful lives of the improvements.

Deferred Financing Costs
------------------------

Costs incurred in connection with obtaining financing are amortized over the terms of the respective loans on a straight-line basis. Accumulated amortization of deferred financing costs amounted to $800 and $132,000 at December 31, 1999 and 1998, respectively.

Capitalized Leasing Costs
-------------------------

Commissions and other costs incurred in connection with obtaining leases are amortized over the terms of the respective leases on a straight-line basis.

Stock-Based Compensation
------------------------

The Company has adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted under SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options. Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, between the fair value of the Company's stock and the exercise price on the date of the grant. Pro forma disclosure regarding net income and earnings per share, as calculated under the provisions of SFAS 123, are presented in Note 11.

Earnings Per Share
------------------

Basic earnings per share is based on 6,669,924 weighted average number of shares outstanding during the years ended December 31, 1999 and 1998. Basic earnings per share for the year ended December 31, 1997 was based on 6,487,458 weighted average number of shares outstanding. Diluted earnings per share is based on 6,672,702, 6,687,754, and 6,496,142 weighted average number of shares of common stock and potential common shares outstanding during the years ended December 31, 1999, 1998, and 1997, respectively. Stock options to purchase 115,000 and 53,000 shares of common stock were outstanding during 1999 and 1998 at a weighted average exercise price of $3.43 and $2.81 per share, respectively. The 1999 and 1998 diluted weighted average number of shares outstanding includes the effect of such stock options amounting to 2,778 and 17,830 shares, respectively.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

Accounting for the Impairment of Long Lived Assets
--------------------------------------------------

The Company accounts for its long lived assets consistent with Statement of Accounting Standard No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" ("SFAS 121") which requires the evaluation of the impairment of long lived assets, certain intangible assets and costs in excess of such long lived assets. As of December 31, 1999, no losses have been recorded with respect to the Company's long-lived assets.

Reclassifications
-----------------

Certain amounts in previously issued financial statements have been reclassified to conform to the 1999 financial statement presentation.


Note 3 - Rental Properties and Property Held for Sale
-----------------------------------------------------

The Company's rental properties and property held for sale at December 31, 1999 and 1998 consisted of the following (in thousands):



                                                   December 31,
                                             1999              1998
                                             ----              ----
Rental Properties:
------------------


     Land                                    $2,951            $2,951
     Building and improvements                5,532             5,564
                                             ------            ------
     Total                                    8,483             8,515
     Less accumulated depreciation             (752)             (546)
                                             ------            ------
Rental properties, net                       $7,731            $7,969
                                             ======            ======

Property held for sale:
-----------------------
     Commercial building                     $   --            $6,608
     Accumulated depreciation                    --              (700)
                                             ------            ------
     Net                                     $   --            $5,908
                                             ======            ======


In June 1999, the Company sold the office building located in Phoenix, Arizona (the "Arboleda") which was classified as "Property held for sale" at December 31, 1998. The sale was made for $20,000,000 which resulted in a book gain of approximately $13,337,000, net of disposal costs of approximately $316,000. The related capitalized lease costs of approximately $462,000 were written off against the gain on the sale. The proceeds from the sale were used, in part, to pay-off the outstanding mortgage loans totaling $9,138,000 (Note 7). As a result of the sale, the office building located in Glendale, California (the "Brand ") remains as the Company's sole rental property at December 31, 1999.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

With the exception of the ground floor space, the Brand building is entirely leased to Disney Enterprises, Inc. ("Disney"). The rental rate for the first five years of the Disney's lease term which began on February 1, 1997 is approximately $148,000 per month and increases to approximately $164,000 per month for the remaining five-year term, excluding parking in each case. In addition, Disney has the option to renew the lease for two consecutive five-year periods.

The lease with Disney provided that the Company contributes towards tenant improvements and common area upgrades. To date, while fulfilling their lease obligations to the Company, Disney has not moved into the building.
Accordingly, tenant improvements required by the lease approximating $1,985,000 have not yet been incurred. Subsequent to yearend, however, Disney has notified the Company of its intent to move into the building in fiscal 2000. As a result, the Company expects to incur tenant improvement expenses amounting to approximately $1,501,000 or $24.50 per square foot in fiscal 2000. Costs to obtain the lease, inclusive of commissions, legal and other fees, amount to approximately $944,000, net of accumulated amortization of $389,000, are included in the Consolidated Balance Sheet as "Capitalized leasing costs" at December 31, 1999.


Note 4 - Investment in Shareholder Affiliate
--------------------------------------------

Reading is a publicly traded company whose shares are listed on the NASDAQ. Through its majority owned subsidiaries, REI is in the business of developing and operating multi-plex cinemas in Australia, New Zealand, Puerto Rico and the United States and is currently developing entertainment centers in Australia and New Zealand for future operations. Reading operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States; through Reading Cinemas of Puerto Rico, Inc., a wholly owned subsidiary, under the CineVista name in Puerto Rico; and through Reading Entertainment Australia Pty, Limited. At December 31, 1999 and 1998, the Company owned 70,000 shares of Reading Series A Preferred Stock and the Asset Put Option discussed in greater detail below, representing approximately 5% of the voting power of Reading. In aggregate, the Company and Craig Corporation together hold approximately 83% of the voting power of Reading. Conversely, Reading and Craig Corporation hold 2,113,673 shares (32%) and 1,096,106 shares (16%), respectively, of the Company's common stock at December 31, 1999.

The 70,000 shares of Series A Preferred Stock acquired by the Company has (i) a liquidation preference of $100 per share or $7,000,000 (the "Stated Value"),
(ii) bears a cumulative dividend of 6.5%, payable quarterly and (iii) is convertible into shares of Reading common stock at a conversion price of $11.50 per share. The closing price of REI common stock at December 31, 1999 was $5.75 per share. Reading may, at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at redemption price equal to a percentage of the Stated Value (initially 108% and decreasing 2% per annum until the percentage equals 100%).

The Company has the right to require Reading to repurchase the shares of the Series A Preferred Stock at their aggregate Stated Value plus accumulated dividends for a 90-day period beginning October 15, 2001, or in the event of a change of control of Reading. The Company also has the option to require Reading to repurchase the shares of Series A Preferred Stock at their liquidation value plus accumulated dividends, if Reading fails to pay dividends for four quarters. Included in the Consolidated Statements of Operations for each of the years ended December 31, 1999, 1998, and 1997 as "Dividends from Investment in Reading" is approximately $455,000 of dividend income earned with respect to the Company's ownership of the Reading Series A Preferred Stock.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Asset Put Option is exercisable any time prior to thirty days after Reading's Form 10-K is filed with respect to its year ended December 31, 1999, and gives the Company the right to exchange all or substantially all of its assets, as defined, together with any debt encumbering such assets, for shares of Reading common stock (the "Asset Put"). In exchange for up to $20,000,000 in aggregate appraised value of the Company's assets on the exercise of the Asset Put Option, Reading is obligated to deliver to the Company a number of shares of Reading common stock determined by dividing the value of the Company's assets by $12.25 per share. If the appraised value of the Company's assets is in excess of $20,000,000, Reading is obligated to pay for the excess by issuing common stock at the then fair market value up to a maximum of $30,000,000 of assets.
If the average trading price of Reading common stock exceeds 130% of the then applicable exchange price for more than 60 days, then the exchange price will thereafter be the fair market value of the Reading common stock from time to time, unless the Company exercises the Asset Put within 120 days of receipt of notice from Reading of the occurrence of such average trading price over such 60 day period. The Company has determined not to exercise the Asset Put Option.

Summarized financial information of Reading as of December 31, 1999 and 1998 and the results of operations for each of the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands):



Condensed Balance Sheet:

                                                                              December 31,
                                                                  1999                          1998
                                                                  ----                          ----
  Cash and cash equivalents                                     $ 13,277                      $ 58,593
  Other current assets                                             3,604                         2,247
  Investment in affiliates                                        13,098                         8,158
  Property held for sale                                           5,740                            --
  Property held for development                                   31,624                        32,949
  Property and equipment, net                                     60,013                        32,534
  Other assets                                                     3,324                        14,398
  Intangible assets                                                9,975                        23,408
                                                                --------                      --------
    Total Assets                                                $140,655                      $172,287
                                                                ========                      ========
  Current liabilities                                           $ 19,796                      $ 15,462
  Other liabilities                                                6,953                         5,526
  Minority interests                                               2,064                         1,927
  Preferred Stock held by Citadel                                  7,000                         7,000
  Shareholders' equity                                           104,842                       142,372
                                                                --------                      --------
    Total Liabilities and Equity                                $140,655                      $172,287
                                                                ========                      ========


Condensed Statements of Operations:

                                                                                For the Years Ended
                                                                                   December 31,
                                                                    1999              1998                1997
                                                                    ----              ----                ----
 Theater revenue                                                $ 37,811            $ 33,556            $ 26,984
 Real estate revenue                                                 677                 373                 180
                                                                --------            --------            --------
Total revenue                                                     38,488              33,929              27,164
                                                                --------            --------            --------

Theater costs                                                    (31,574)            (26,023)            (21,377)
Depreciation and amortization                                     (3,923)             (3,673)             (2,785)
General and administrative                                       (12,448)            (10,257)             (9,737)
                                                                --------            --------            --------
Loss from operations                                              (9,457)             (6,024)             (6,735)
                                                                --------            --------            --------

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Equity in earnings of Citadel/Big 4                                2,539            1,070               298
Interest and dividend income, net                                  1,831            4,519             7,737
Other income (expense), net                                          341            (642)             2,918
                                                                --------         --------          --------
Loss before income taxes and extraordinary items                  (4,746)         (1,077)             4,218

Asset impairment and restructuring charges                       (33,023)              --                --
Minority interest                                                   (322)           (343)              (196)
Income tax expense                                                  (932)           (986)            (1,067)
                                                                --------         --------          --------

Net (loss) income                                                (39,023)         (2,406)             2,955
Less preferred stock dividends                                    (4,335)         (4,322)            (4,309)
                                                                --------         --------          --------
Net (loss) applicable to common
                                                                $(43,358)        $(6,728)          $ (1,354)
   Stock shareholders                                           =========        ========          ========

Basic earnings (loss) per share                                 $ (5.827)        $( 0.90)          $  (0.18)
                                                                =========        ========          ========
Fully diluted earnings (loss) per share                         $ (5.827)        $( 0.90)          $  (0.18)
                                                                =========        ========          ========

Included in preferred stock dividends is approximately $455,000 per annum paid to the Company for each of the years ended December 31, 1999, 1998, and 1997. Net income for the year ended December 31, 1997 includes a non-recurring gain from the Stater stock redemption and dividend income received prior to such redemption of approximately $6,500,000.


Note 5 -  Equity investment and Advances to Agricultural Partnerships
---------------------------------------------------------------------

As described in Note 1, the Company owns a 40% equity interest in the Agricultural Partnerships. On December 31, 1997, the Agricultural Partnerships acquired the Big 4 Properties which consisted of approximately 1,600 acres of agricultural land and related improvements, located in Kern County, California. The assets acquired included (i) approximately 560 acres of Navel oranges, 205 acres of Valencia oranges, 145 acres of lemons, 32 acres of Minneola and 600 acres of open land currently leased on a short term basis to a third party for the cultivation of annual crops (the "Open Land"), (ii) irrigation systems,
(iii) water rights, (iv) frost prevention systems and (v) the fruit on the trees slated for harvest in 1998. The Big 4 Properties were acquired by the Agricultural Partnerships (the "Ranch Acquisition") from Prudential Insurance Company of America ("Prudential") on an arms length basis for a purchase price of $6,750,000, plus reimbursement of certain cultural costs approximating $831,000.

At December 31, 1999 and 1998, "Investments in and advances to Agricultural Partnerships" consist of the following (in thousands):

                                                                                     December 31,
                                                                                1999              1998
                                                                                -----             -----
Equity investment in Agricultural Partnerships                                  $   --           $   59
Note receivable and advances to Agricultural Partnerships                        2,669            1,502
                                                                                ------            ------
                                                                                $2,669            $1,561
                                                                                ======            ======

The Ranch Acquisition was financed by prorata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1,080,000), by a $4,050,000 purchase money loan from Prudential, and by a crop finance loan by Citadel to the Agricultural Partnerships of approximately $831,000. The loan by Citadel was advanced pursuant to a $1,200,000 line of credit agreement (the "Crop Financing

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Line") extended by the Company to the Agricultural Partnerships. Drawdowns under the Crop Financing Line accrued interest at prime plus 100 basis points, payable quarterly. The line of credit was successively increased at each renewal and is currently subject to a maximum draw down of $3,250,000 under the same terms and conditions. The line of credit matures on August 1, 2000.

In December 1998, the Agricultural Partnerships suffered a devastating freeze that resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships had neither the funds with which to repay the drawdowns on the Line of Credit nor the funds necessary to cover expenses needed for production of the 1999-2000 crop. Big 4 Ranch, Inc., a 40% owner spun off by the Company in 1997 to its stockholders, likewise has no funds with which to make further capital contributions. Accordingly, the Agricultural Partnerships generally have no source of funding, other than the Company and Visalia, for the cultural expenses needed for production of the 1999-2000 crop or to fund the crop-planting program for the undeveloped acreage amounting to approximately $3,501,000. The Company and Visalia have continued to fund the Agricultural Partnerships operating and agricultural costs on an 80/20 basis. At December 31, 1999, total loans incurred on behalf of the Agricultural Partnerships totaled $2,669,000. No revenue is expected to be realized by the Agricultural Partnerships until the 1999-2000 crop is harvested and sold.

In December 1997, Big 4 Farming LLC ("Farming", owned 80% by the Company and 20% by Visalia) entered into a farming services agreement (the "Farming Contract") with each of the Agricultural Partnerships, pursuant to which it provides farm operation services for an initial term of two years and providing for automatic extensions of one year unless terminated. The farm operations services provided by Farming include contracting for the picking, packing, and hauling of the crops. The Visalia minority interest ownership of Farming is included in the Consolidated Balance Sheet at December 31, 1999 and 1998 as "Minority interest" in the amount of $50,000 and $44,000, respectively. Visalia's portion of Farming's net earnings for the year ended December 31, 1999 and 1998 amounting to $6,500 and $15,000, respectively, is included in the Consolidated Statement of Operations as "Minority interest".

In consideration of the services provided under the Farming Contract, Farming is paid an amount equal to 100% of its costs plus a profit factor equal to 5% of the gross agricultural receipts from the Big 4 Properties, calculated after the costs of picking, packing and hauling. In addition, Farming entered into a contract with Cecelia Packing Corporation ("Cecelia" owned by James J. Cotter) for certain management consulting, purchasing and bookkeeping services for an initial term of two years at a fee of $6,000 per month plus reimbursement of certain out-of-pocket expenses. Cecelia also packs a portion of the fruit produced by the Agricultural Partnerships. During 1999 and 1998, Cecilia received a fee of $72,000 per year and provided packinghouse services for the Agricultural Partnerships for approximately $195,200 and $1,193,000 of the crop revenue reported by the Agricultural Partnerships. The $263,000 and $297,000 reflected as 'Due to Big 4 Farming LLC" at December 31, 1999 and 1998 represents expenses paid by Farming on behalf of the Agricultural Partnerships not yet drawn down on the line of credit.

Summarized financial information of the Agricultural Partnerships as of December 31, 1999 and 1998 and the results of operations for the years then ended follows (in thousands):

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Balance Sheet:

                                                                              December 31,
                                                                 1999                           1998
                                                                 ----                           ----
Inventory (cultural costs)                                      $1,188                         $  --
Property and equipment, net                                      5,716                          5,645
Deferred loan costs                                                 68                             84
                                                                ------                         ------
     Total assets                                               $6,972                         $5,729
                                                                ======                         ======
Accounts payable                                                $   --                         $   25
Due to Big 4 Farming LLC                                           263                            297
Line of credit with Citadel                                      2,730                          1,206
Loans payable to Visalia LLC                                       339                              5
Loans payable to Suburban                                           63                             --
Mortgage note payable                                            4,050                          4,050
Partners' (deficit) capital                                       (473)                           146
                                                                ------                         ------
     Total liabilities and equity                               $6,972                         $5,729
                                                                ======                         ======

The Prudential Purchase Money Loan in the amount of $4,050,000 is secured by, among other things, a first priority mortgage lien on the property. The loan has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. In order to defer principal payments until January 1, 2002, the Agricultural Partnerships must make capital improvements to the real property totaling $500,000 by December 31, 2000 and an additional $200,000 by December 31, 2001. If the required capital expenditures are not made, then the Agricultural Partnerships will be required to make a mandatory prepayment of principal on January 31, 2001 equal to difference between $500,000 and the amount of capital improvements made through December 31, 2000. As of December 31, 1999, the Agricultural Partnerships had made the required capital expenditures of approximately $500,000 consisting primarily of new tree plantings and improvements to irrigation systems. The purchase money mortgage also imposes a prepayment penalty equal to the greater of (a) one-half of one percent of each prepayment of principal or (b) a present value calculation of the anticipated loss that the note holder will suffer as a result of such prepayment.


Statement of Operations:

                                                                    For the Year Ended December 31,

                                                                 1999                           1998
                                                                 ----                           ----
Sales of crops                                                   $ 784                        $ 5,251
USDA grant revenue                                                 204                             --
Insurance proceeds                                                 389                             --
Costs of sales                                                    (731)                        (5,047)
Inventory loss from freeze                                          --                         (1,577)
                                                                 ======                       ========
  Gross margin (loss)                                              646                         (1,373)
General and administrative expense                                (320)                          (414)
Depreciation                                                      (509)                          (481)
Interest expense                                                  (501)                          (383)
                                                                 ------                        -------
  Net loss                                                       $(684)                        (2,651)
                                                                 ======                        =======
Equity loss - 40% Citadel                                         (274)                        (1,061)
Interest income from partnership loan                               73                             71
                                                                 ------                        -------
Net loss from investment in and advances to
   Agriculture Partnerships                                       (201)                          (990)
Farm management fee, net of costs
   and minority interest                                            26                             62
                                                                 ------                        -------
Net loss to Citadel                                             $ (175)                       $  (928)
                                                                =======                        =======

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

General and administrative expense includes reimbursement of Agricultural Partnership fees and expenses amounting to $275,000 and $108,000 to Big 4 Farming LLC, an 80% owned subsidiary of the Company, for the years ended December 31, 1999 and 1998, respectively.

Interest expense of $501,000 for the year ending December 31, 1999 includes $183,000 owed to Citadel and $6,500 owed to Visalia LLC. Interest expense for the year ending December 31, 1998 includes $71,000 owed to Citadel. Until such time the Agricultural Partnerships have capital and/or become profitable, the Company is not recording interest income that has accrued on the loan principle for financial statement purposes.



Note 6 - Other Assets
---------------------
Other assets are summarized as follows:

                                               December 31,
                                              1999     1998
                                              ----     ----
Deferred financing costs, net                $ 286    $  91
Impounds                                        --      107
Prepaid expenses                                94      111
Unbilled rent receivable                       280      184
Other                                           46        4
Farm equipment                                 225      201
 Accumulated depreciation                      (66)     (27)
                                             -----    -----
                                             $ 865    $ 671
                                             =====    =====


Note 7 - Mortgage Notes Payable
-------------------------------

Concurrently with the sale of the Arboleda property, the Company paid off the remaining mortgage note in the amount of $4,199,000. The Company also repaid the mortgage note encumbering the Brand property totaling $4,939,000. The prepayment penalty paid of $126,000 and write-off of deferred loan costs of $44,000 were recorded as interest expense.

On December 14, 1999, the Company entered into an $11,000,000 ten-year loan agreement with Nationwide Life Insurance Company. The loan is secured with the deed of trust to the Brand property and accrues interest at 8.18% per annum. Under the terms of the loan agreement, the Company will make monthly payments of approximately $86,200 per month starting February 2000 and any unpaid principal and accrued interest will become due in January 2010. The loan agreement contains various non-financial covenants regarding the use and maintenance of the property. Aggregate future principal payments are as follows:


                       Year Ending December 31,             (in thousands)
                       ------------------------              -------------
                                 2000                         $   128
                                 2001                             151
                                 2002                             164
                                 2003                             178
                                 2004                             193
                              Thereafter                       10,186
                                                              --------
                                                              $11,000
                                                              ========

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 - Future Minimum Rent
---------------------------

Rental income amounted to $3,706,000, $5,478,000 and $5,110,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Rental income for the years ended December 31, 1999 and 1998 was derived from leases on two commercial properties held by the Company. Rental income earned with respect to the Arboleda property that was classified as "Property held for Sale" at December 31, 1998 and subsequently sold in June 1999, amounted to $1,483,000, $3,272,000 and $2,967,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Rental income from the Brand property is derived from two lessors, Disney Enterprises, Inc. and Fidelity Federal Bank.

The Company has operating leases with tenants at its commercial properties that expire at various dates through 2005 and are subject to scheduled fixed increases or adjustments based on the consumer price index. Generally accepted accounting principles requires that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as "straight-line rents" creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed (this occurs primarily at the inception of the lease period). Included in the balance sheet as "Other Assets" (Note 6) is approximately $280,000 of unbilled rent receivables which have been recognized under the straight-line method pursuant to the terms of the Disney lease.

Future minimum rents under operating leases are summarized as follows:


                 Year Ending December 31,        (in thousands)
                 -----------------------         --------------
                         2000                      $  2,118
                         2001                         2,118
                         2002                         2,294
                         2003                         2,310
                         2004                         2,310
                      Thereafter                      4,225
                                                   --------
                                                   $ 15,375
                                                   ========

Commencing in August 1995, the Company began renting corporate office space from its affiliate, Craig, on a month-to-month basis. In addition, the Company engaged Craig to provide certain administrative services. Included in general and administrative expenses in each of the years ended December 31, 1999, 1998, and 1997 is $96,000 per year paid to Craig for such rent and services. In addition, the Company provided real estate consulting services to Reading during the years ended December 31, 1999, 1998 and 1997 for which the Company was paid
approximately $215,000, $398,000 and $240,000, respectively.   Such amounts are
included in the Consolidated Statement of Operations as "Consulting fees from shareholder".


Note 9 - Commitments and Contingencies
-------------------------------------

Several legal actions and claims against the Company in the prior year were adjudicated in favor of the Company with no liability to the Company.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10- Common Stock
---------------------

On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's common stock at an exercise price of $3.00 per share or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note ("Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note, in the amount of $1,998,000, is included in the Consolidated Balance Sheet as a contra equity account under the caption "Note receivable from shareholder". Interest is payable quarterly in arrears at the prime rate (amounting to 8.5% at December 31, 1999) computed on a 360-day year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the
Company's written demand for payment.   The Craig Secured Note may be prepaid,
in whole or in part, at any time by Craig without penalty or premium. Included in the Consolidated Statement of Operations for the years ended December 31, 1999, 1998, and 1997 as "Interest income from shareholder" is approximately $162,000, $169,000, and $125,000, respectively, earned pursuant to the Craig secured note.

On January 4, 2000, the Company reorganized under a new Nevada holding company. In that transaction, the outstanding shares of the Company's Common Stock were reclassified into 5,335,939 shares of Class A Voting Common Stock and 1,333,984 shares of Class B Voting Common Stock.


Note 11-Employee Stock Option Plans
-----------------------------------

The 1999 Stock Option Plan of Citadel Holding Corporation (the "1999 Stock Option Plan) provides for the granting of options to certain employees and directors of the Company or any affiliate at exercise prices not less than the market price at the date of grant. Options granted under this plan expire after five years unless extended and are exercisable in installments, generally beginning one year after the date of grant. There were 85,000 stock option shares granted and outstanding under the 1999 Stock Option Plan as of December 31, 1999. These shares generally vest in increments of 25% over a period of four years and as of December 31, 1999, there were 26,000 vested shares.

The Citadel 1996 Nonemployee Director Stock Option Plan ("1996 Stock Option Plan") provides that each director who is not an employee or officer of the Company will automatically be granted immediately vested options to purchase 10,000 shares of common stock at an exercise price that is greater or less than the fair market value, as defined, per share of common stock on the date of grant by an amount equal to the amount by which $3.00 per share is greater or less than the fair market value per share of common stock on the effective date of the 1996 Stock Option Plan. There were 10,000 shares granted during 1999 for a total of 30,000 vested option shares outstanding under this plan at December 31, 1999. At December 31, 1998 and 1997, there were 20,000 vested option shares outstanding.

In August 1995, the Company granted stock options to the Company's president to purchase 33,000 shares of common stock at a price of $2.69 per share (the "1995 Stock Option Plan"). Following the resignation of the Company's President in August 1999, the 33,000 stock option shares granted in 1995 were cancelled for a cash payment of $66,000.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                   Common               Weighted       Number of
                                                    Stock               Average       Exercisable
                                                   Options               Price          Options
                                                -------------       --------------    -------------


Outstanding at December 31, 1997                      53,000                 $2.81          53,000
     Granted                                              --                    --              --
     Expired                                              --                    --              --
                                                     -------                 -----         -------
Outstanding at December 31, 1998                      53,000                  2.81          53,000
     Granted                                          95,000                  3.52          36,000
     Expired                                              --                    --              --
    Cancelled                                       (33,000)                   --         (33,000)
                                                     -------                 -----         ------
Outstanding at December 31, 1999                     115,000                 $3.43          56,000
                                                     =======                 =====         =======

The weighted average remaining contractual life of all options outstanding at December 31, 1999 was approximately 3.5 years.

Pro forma net earnings and earnings per share information reflecting the fair value approach to valuing stock options and the corresponding increase in compensation expense is required by SFAS 123 in each of the years that a company grants stock options. The Company granted 95,000 options in 1999 and no options were granted during 1998 or 1997. The fair value of the 1999 options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: stock option exercise price of $3.38 and $4.78 for the options granted under the 1999 Stock Option Plan and the 1996 Stock Option Plan, respectively, risk-free interest rate of 5.875% (continuously compounded rate of 6.062%), expected dividend yield at 0%, expected option life of five years and expected volatility of 41.4%. The weighted average fair value of 85,000 options granted under the 1999 Stock Option Plan was $1.57 per share and the weighted average fair value of the 10,000 options granted under the 1996 Stock Option Plan was $1.82 per share.
The pro forma effect of the issuance of these options would have been to decrease the "Net income applicable to common shareholders" for the year ended December 31, 1999 by $59,000.

The pro forma adjustments may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.


Note 12 - Income Taxes
----------------------

As of December 31, 1999, the Company had, for income tax purposes, net operating loss carryforwards and capital loss carryforwards of approximately $2,186,000 and $7,450,000, respectively. The capital loss carryforward will expire in the year 2001 and the net operating loss carryforwards will expire in the years 2009 through 2014 and are subject to certain annual limitations. The Company expects to utilize its net operating loss and capital loss carryforward upon the filing of its 1999 federal and state tax returns.

At the time of the Restructuring, Citadel and Fidelity, previously a wholly owned subsidiary of the Company, entered into a tax disaffiliation agreement (the "Tax Disaffiliation Agreement"). In December 1998, the Company and Fidelity executed a settlement agreement with the Internal Revenue Service with respect to the tax returns filed for open years through December 31, 1994. During fiscal 1999, the settlement agreement was finalized whereupon Citadel received approximately $571,000 in income tax benefit pursuant to the agreement.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Deferred income taxes reflect the net tax effect of "temporary differences" between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax liabilities and assets are as follows (in thousands):


                                                     December 31,
                                                  1999       1998
                                                --------   ---------
Federal:
Deferred assets:
  Acquired and option properties                 $  940     $ 1,979
  Capital losses from sale of Fidelity                -       2,533
  Net operating loss carryforward                    --         700
  Unrealized gain on marketable securities         (146)        (76)
  Other                                              36          --
                                                 ------     -------
Gross deferred tax assets                           830       5,136
Valuation allowance                                  --      (1,036)
                                                 ------     -------
Net deferred federal tax asset                   $  830     $ 4,100
                                                 ======     =======

State:
Deferred tax assets:
  Acquired and option properties                    244         510
  Capital losses from sale of Fidelity               --         658
  Net operating loss carryforward                    80          --
  Unrealized gain on marketable securities          (29)         --
                                                 ------     -------
Gross deferred federal tax assets                   295       1,168
                                                 ------
Valuation reserve                                    --        (870)
                                                            -------
Net deferred tax asset                           $  295     $   298
                                                 ------     -------

Total deferred tax assets                        $1,125     $ 4,398
                                                 ======     =======

In the fourth quarter of 1998, the Company reduced its valuation allowance resulting in a net deferred tax asset of approximately $4,398,000 at December 31, 1998. Generally, two factors contributed to the reduction in the valuation allowance. First, as described above, the Company executed a settlement agreement with the IRS with respect to tax years through December 31, 1994.
Such settlement provided the Company with a more likely than not expectation of the realization of the tax basis of certain real property transferred to the Company at the time of the Fidelity recapitalization in August 1994, as well as quantification of net operating loss carryforwards. Second, the Company entered into a Purchase and Sales agreement to sell the Phoenix, Arizona property which resulted in a taxable gain that should provide the Company the ability to utilize previously reserved net capital loss and net operating loss carryforwards.

In the fourth quarter of 1999, after the sale of the Arboleda property and the corresponding utilization of the net operating loss and capital loss forwards, the Company further reduced its valuation allowance, resulting in a net deferred tax asset of $1,250,000 at December 31, 1999. The Company believes there is a more likely than not expectation that the tax basis of Citadel properties held as of December 31, 1999 may be realized. The provision for income taxes is different from amounts computed by applying the U.S. statutory rate to earnings (losses) before taxes. The reason for these differences follows (in thousands):

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                               Year Ended December 31,
                                                                  1999                    1998                   1997
                                                                  ----                    ----                   ----
Expected tax provision                                            $5,178                $   278                  $ 536
(Increase) reduction in taxes resulting from:
Decrease in Federal valuation allowance                             (791)                (4,109)                    --
Realization of deferred tax asset from book and
 tax basis of acquired properties sold                                                       --                     --

Dividend exclusion of preferred stock investment
                                                                    (109)                  (109)                  (109)
Utilization of net operating losses                                 (245)                  (430)                  (430)
Prior year tax adjustment                                           (131)                  (440)                    --
State taxes                                                          731                   (198)                    --
Other                                                                676                    180                     48
                                                                  ------                -------                  -----
Actual tax provision (benefit)                                    $5,309                $(4,828)                 $  45
                                                                  ======                =======                  =====


Note 13- Business Segments
--------------------------

The following sets forth certain information concerning the Company's rental real estate operations, agricultural operations and corporate activities in 1999 and 1998. Prior to 1998, the Company's operating results were principally derived from its investment in real estate properties. Effective December 31, 1997, the Company acquired a 40% interest in certain agricultural properties and an 80% interest in a farming company, and accordingly, has separately reported this investment as a segment beginning in 1998.

                                                        Rental            Agricultural
                                                      Real Estate          Operations            Corporate         Consolidated
                                                      -----------          ----------            ---------         ------------
1999
----

Revenues                                               $ 3,706             $    31                $   215               $ 3,952
Earnings (losses) before taxes                          15,304                (241)                  (267)               14,796
Identifiable assets                                     34,825                 442                 11,939                47,206
Capital expenditures                                        --                  --                     --                    --

1998
----
Revenues                                               $ 5,478             $   108                $   399               $ 5,985
Earnings (losses) before taxes                           1,953              (1,000)                   (94)                  859
Identifiable assets                                     18,779               1,735                 14,531                35,045
Capital expenditures                                       588                 201                     --                   789

Corporate results shown above includes consulting fee income from Reading and interest and dividend income earned with respect to the Company's cash balances and investment in Reading Preferred Stock.

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 - Quarterly Financial Information (Unaudited - in thousands, except
---------------------------------------------------------------------------
share amounts)
--------------

                                                             First           Second          Third             Fourth
                                                             Quarter         Quarter         Quarter           Quarter
                                                             -------         ------          ------            -------
1999
----

Revenue                                                      $1,494         $1,272          $  600               $  586
Net earnings available to
   common stockholders                                       $  470         $8,004          $  755               $  258
Basic earnings per share                                     $ 0.07         $ 1.20          $ 0.11               $ 0.04
Diluted earnings per share                                   $ 0.07         $ 1.20          $ 0.11               $ 0.04

1998
----

Revenue                                                      $1,470         $1,545          $1,473               $1,497
Net earnings available to
  common shareholders                                        $  371         $  192          $  245               $4,879
Basic net earnings per share                                 $ 0.06         $ 0.03          $ 0.04               $ 0.73
Diluted earnings per share                                   $ 0.06         $ 0.03          $ 0.04               $ 0.73

The above unaudited quarterly financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the quarterly periods presented.

The increase in net earnings available to common stockholders for the second quarter of 1999 is attributable to the sale of the Arboleda property in June 1999, which resulted in a gain of approximately $13,337,000. The sale of this property resulted in a decrease to the 1999 third and fourth quarter rental income, real estate operating expenses, and depreciation in the 1999 periods as compared to the 1998 periods.

The 1998 fourth quarter net earnings available to common stockholders includes an income tax benefit amounting to approximately $4,829,000 relating principally to the decrease in a deferral tax asset valuation (Note 12). In addition, the fourth quarter net earnings available to common stockholders includes a loss of approximately $719,000 with respect to equity losses recorded from the Company's 40% equity interest in the Agricultural Partnerships (Note 5).



Note 15 - Comprehensive Income
------------------------------

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires the Company to classify unrealized gains and/or losses on available-for-sale securities as comrehensive income. The following sets forth the Company's comprehensive income for the three years ended:

                                                Years Ended December 31,
                                                ------------------------

                                                1999      1998      1997
                                                ----      ----      ----

   Net earnings                               $9,487    $5,687    $1,530
   Other comprehensive income, net of tax        255         -         -
                                              ------    ------    ------
   Comprehensive income                       $9,742    $5,687    $1,530
                                              ======    ======    ======

CITADEL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                       Financial Statement Schedule III
                   Real Estate and Accumulated Depreciation
                               December 31, 1999
                                (In Thousands)


                                                   Initial Cost
                                            ---------------------------          Costs
                                                                              Capitalized
                                                               Building and   Subsequent to
                                Encumbrances       Land        Improvements   Acquisition
                                -------------     -----        ------------   -----------
Commercial Office Building      $  11,000,000     $ 2,951      $ 4,180        $ 1,352


                                 December 31, 1999                          Life
                                 -----------------                         on Which
                                               Accumulated      Date     Depreciation
                 Land    Building    Total    Depreciation    Acquired   is Computed
                ------   --------   -------   -------------   --------   ------------

Commercial      $2,951     $5,532    $8,483        $  (752)     5/8/95             40

(1) The properties listed above were acquired pursuant to agreements entered into between the Company and Fidelity at the time of the Restructuring. The aggregate gross cost of property held at December 31, 1999 for federal income tax purposes approximated $8,267,000.

(2) The following reconciliation reflects the aggregate rollforward activity of property held and accumulated depreciation for the three years ended December 31, 1999.


                                   Gross      Accumulated
                                   Amount    Depreciation
                                  --------   -------------

Balance at January 1, 1997        $15,057         $  (624)

  Depreciation expense                 --            (345)
  Acquisitions                        708              --
  Cost of real estate sold         (1,230)             86
                                  -------         -------

Balance at December 31, 1997       14,535            (883)

  Depreciation expense                 --            (363)
  Improvements                        588              --
                                  -------         -------
Balance at December 31, 1998      $15,123         $(1,246)

  Depreciation expense                 --            (206)
  Cost of real estate sold         (6,608)            700
  Other                               (32)             --
                                  -------         -------
Balance at December 31, 1999      $ 8,483         $  (752)
                                  =======         =======

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         Directors & Executive Officers

                                                                                                           First
                                                                                                          ------
            Name                  Age                          Current Occupation                         Became
            ----                  ----                         ------------------                         ------
                                                                                                         Director
                                                                                                         ---------
James J. Cotter (1)(3)             62      Chairman of the Board and Chief Executive Officer of             1986
                                           Citadel, Chairman of the Board of Craig Corporation
                                           ("Craig"), and Chairman of the Board of Reading
                                           Entertainment, Inc. ('REI")

William C. Soady (2) (4)           56      President of Distribution, Polygram Films                        1999

S. Craig Tompkins(3)               49      Vice Chairman of the Board and Secretary/Treasurer of            1993
                                           Citadel, President and Director of Craig, Vice Chairman
                                           of the Board of REI, and Director of G&L Realty Corp.

Alfred Villasenor, Jr. (1)(2)(4)   69      President of Unisure Insurance Services, Incorporated            1987


(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Executive Committee.
(4)  Member of the Conflicts Committee.


  Set forth below is certain information concerning the principal occupation and business experience of each of the individuals named above during the past five years.

  Mr. Cotter was first elected to the Board in 1986, resigned in 1988, and was re-elected to the Board in June 1991. He was elected Chairman of the Board of Citadel in 1992, and Chief Executive Officer effective August 1, 1999. Mr. Cotter is the Chairman and a director of Citadel Agricultural Inc., a wholly owned subsidiary of Citadel ("CAI"); the Chairman and a member of the Management Committee of each of the agricultural partnerships which constitute the principal assets of CAI (the "Agricultural Partnerships"); and the Chairman and a member of the Management Committee of Big 4 Farming, LLC, an 80%-owned subsidiary of Citadel. From 1988 through January 1993, Mr. Cotter also served as the President and a director of Cecelia Packing Corporation (a citrus grower and packer), a company wholly owned by Mr. Cotter, and is the Managing Director of Visalia, LLC, which holds a 20% interest in each of the Agricultural Partnerships and in Big 4 Farming, LLC. Mr. Cotter has been Chairman of the Board of Craig Corporation ("CC" and collectively with its corporate predecessors and wholly owned subsidiaries), and its predecessors, since 1988 and a director of that company since 1985. Mr. Cotter has served as a director of Reading Entertainment, Inc. ("REI" and collectively with its corporate predecessors consolidated subsidiaries, "Reading") (motion picture exhibition and real estate), and its predecessor since 1990, and as the Chairman of the Board of REI and its predecessor since 1991. Craig owns approximately 78% of the voting power of the outstanding securities of REI and the Company owns approximately 5% of the voting power of REI. Mr. Cotter is also the Executive Vice President and a director of The Decurion Corporation (motion picture exhibition and real estate). Mr. Cotter began his association with The Decurion Corporation in 1969. Mr. Cotter has been the Chief Executive Officer and a director of Townhouse Cinemas Corporation (motion picture exhibition) since 1987. Mr. Cotter is the General Partner of James J. Cotter, Ltd., a limited partnership is, in turn, a general partner in Hecco Ventures, a California General Partnership

("Hecco") involved in investment activities and a stockholder in Craig. Mr. Cotter was also a director of Stater Bros., Inc. (retail grocery) between 1987 and September 1997.


  Mr. Soady was elected to the Board of Directors of the Company on August 24, 1999. Mr. Soady has been President of Distribution, PolyGram Films since 1997. Mr. Soady has also served as Director of Showscan Entertainment, Inc. from 1994 to present, the Foundation of Motion Picture Pioneers, Inc. from 1981 to present, the Will Rogers Memorial Fund from 1981 to present and has been a member of the Motion Picture Academy of Arts & Sciences since 1982.

     Mr. Tompkins has been a director of the Company since 1993, was elected Vice Chairman of the Board in July of 1994, and has served as the Secretary of the Company since August 1994. From August 1994 until November 18, 1999, Mr. Tompkins also served as the Principal Accounting Officer of the Company. Mr. Tompkins was a partner of Gibson Dunn & Crutcher until March 1993, when he resigned to become President of each of Craig and REI's predecessor, the Reading Company. Mr. Tompkins has served as a director of each of Craig and of REI, and its predecessors since February 1993. In January 1997, Mr. Tompkins resigned as President of REI and was made Vice Chairman of REI and its predecessors. Mr. Tompkins was elected to the Board of Directors of G&L Realty Corp., a New York Stock Exchange listed real estate investment trust, in December of 1993, and currently serves as the Chairman of the Audit and the Strategic Planning Committees of that REIT. Mr. Tompkins is also President and a director of CAI, a member of the Management Committee of each of the Agricultural Partnerships and of Big 4 Farming, LLC, and serves for administrative convenience as an Assistant Secretary of Visalia, LLC, and Big 4 Ranch, Inc. (a partner with CAI and Visalia, LLC in each of the Agricultural Partnerships).

  Mr. Villasenor is the President and the owner of Unisure Insurance Services, Incorporated, a corporation which has specialized in life, business life and group health insurance for over 35 years. He is also a general partner in Playa del Villa, a California real estate commercial center. Mr. Villasenor is a director of the John Gogian Family Foundation and a director of Richstone Centers, a non-profit organization. In 1987, Mr. Villasenor was elected to the Board of Directors of Citadel and Fidelity and served on the Board of Fidelity until 1994. Mr. Villasenor also served as a director of Gateway Investments, Inc. (a wholly owned subsidiary of Fidelity) from June 22, 1993 until February 24, 1995.

     Mr. Loeffler has been a director of the Company since March 27, 2000. Mr. Loeffler is also a director of REI and its predecessors since July 1999 and is Chairman of the Audit Committee. Mr. Loeffler has been a director of Paine Webber Group, Inc. since 1978. Mr. Loeffler is a retired attorney and was Of Counsel to the California law firm of Wyman Bautzer Kuchel & Silbert from 1987 to March 1991. He was Chairman of the Board, President and Chief Executive Officer of Northview Corporation from January to December 1987 and a partner in the law firm of Jones, Day, Reavis & Pogue until December 1986. Mr. Loeffler is also a director of Advanced Machine Vision Corp.

  All officers are elected annually by the Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

     The names of the executive officers of Citadel are as listed below in the summary compensation table that sets forth the compensation earned for the years ended December 31, 1999, 1998, and 1997 by each of the most highly compensated executive officers of the company.

                                                                                 Long Term
                                               Annual Compensation              -----------
                                  -----------------------------------------     Compensation
                                                                                ------------
                                                                                Securities
                                                                                -----------
                                                                   Other        Underlying
                                                              ---------------   -----------    All Other
Name and Principal Position       Year    Salary     Bonus        Annual           Stock      ------------
-------------------------------   ----   --------   -------   ---------------   -----------   Compensation
                                                              Compensation(1)     Options     ------------
                                                              ---------------   -----------
                                                                                  Granted
                                                                                -----------

James J. Cotter                   1999         --        --        $45,000              --              --
    President and                 1998         --        --        $45,000              --              --
      Chief Executive Officer     1997         --        --        $45,000              --              --

Steve Wesson                      1999   $190,700   $29,200             (1)             (3)             --
  President and                   1998   $200,000   $50,000             (1)             --              --
     Chief Executive Officer      1997   $185,000   $80,000             (1)             (2)             --

S. Craig Tompkins                 1999         --        --             (1)             --              --
    Secretary/Treasurer and       1998         --        --             (1)             --              --
      Vice Chairman of the        1997         --        --             (1)             --              --
       Board

Andrzej Matyczynski (4)           1999         --        --             (1)             --              --
    Chief Financial Officer

Brett Marsh                       1999   $162,500        --             (1)             --              --
    Director of Real Estate       1998   $152,500        --             (1)             --              --
                                  1997   $150,000   $30,000             (1)             (2)             --

(1) Excludes perquisites if the aggregate amount thereof is less than $50,000, or 10% of salary plus bonus, whichever is less.

(2) During 1997, Mr. Wesson and Mr. Marsh, who provide services to REI pursuant to a consulting agreement between Citadel and REI, were named officers of a wholly owned subsidiary of REI. Mr. Wesson and Mr. Marsh received an option to acquire 20,000 and 10,000 shares, respectively, of REI Common Stock at an exercise price of $12.875 per share. The REI options held by Mr. Wesson expired in August 1999. On December 31, 1999, such shares closed at $5.75 per share.

(3) Mr. Wesson resigned as President and Chief Executive Officer effective August 1, 1999 and currently serves as a consultant to the Company. In September 1999, the Company purchased Mr. Wesson's Citadel options for a cash payment of approximately $66,000.

(4) Mr. Matyczynski was named the Chief Financial Officer of Citadel effectively November 15, 1999. Mr. Matyczynski's compensation for the year ending December 31, 1999 did not exceed $100,000 in aggregate.

Option/SAR Grants In Last Fiscal Year

Mr. Matyczynski was granted 30,000 shares, Mr. Tompkins was granted 40,000 shares, and Mr. Marsh was granted 15,000 shares of Citadel common stock in November 1999. Mr. Soady was granted 10,000 shares of Citadel common stock in August 1999.


Aggregated Option/SAR In Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                                 Number of Securities           Value of Unexercised
                                                                 --------------------           --------------------
                                                                Underlying Unexercised              in-the-Money
          Name             Shares Acquired        Value         ----------------------          --------------------
------------------------   ----------------   -------------          Options/SARs                   Option/SARs
                           on Exercise (#)    Realized ($)           ------------                   -----------
                           ----------------                         at FY-End (#)                   at 12/31/99
                                              -------------         -------------                   -----------
                                                              Exercisable/Unexercisable    Exercisable/Unexercisable (1)
                                                              --------------------------   ------------------------------
   Alfred Villasenor             N/A              N/A                          10,000/0                     $    4,375/$0
   Ronald I. Simon               N/A              N/A                          10,000/0                     $    4,375/$0
   William C. Soady              N/A              N/A                          10,000/0                     $   0/$47,800
   Andrzej Matyczynski           N/A              N/A                     15,000/15,000                     $ 938/$50,625
   S. Craig Tompkins             N/A              N/A                      8,000/32,000                     $500/$108,000
   Brett Marsh                   N/A              N/A                      3,000/12,000                     $ 188/$40,500

(1)  Based on closing price of $3.4375 at December 31, 1999.

Employment Contracts and Change in Control Agreements

     Citadel and Steve Wesson entered into an Executive Employment Agreement, effective as of August 4, 1994 (the "Employment Agreement". That agreement has been terminated.

     On June 27, 1990 the Board authorized Citadel to enter into indemnity agreements with its then current as well as future directors and officers.
Since that time, Citadel's officers and directors have entered such agreements. Under these agreements, Citadel agrees to indemnify its officers and directors against all expenses, liabilities and losses incurred in connection with any threatened, pending or completed action, suit or proceeding, whether civil or criminal, administrative or investigative, to which any such officer or director is a party or is threatened to be made a party, in any manner, based upon, arising from, relating to or by reason of the fact that he is, was, shall be or shall have been an officer or director, employee, agent or fiduciary of Citadel. Each of the current Citadel directors has entered into indemnity agreements with Citadel. Similar agreements also exist between Citadel's subsidiaries and the officers and directors of such subsidiaries.

Compensation of Directors

     Other than the Chairman of the Board, directors who are not officers or employees of the Company receive, for their services as a director, an annual retainer of $15,000 plus $1,500, if serving as Committee Chairman and $800 for each meeting attended in person (or $300 in the case of a telephonic meeting). The Chairman of the Board receives $45,000 annually. Prior to 1999, Mr. Tompkins received no compensation for his services as an executive officer. With respect to 1999, Mr. Tompkins received no compensation from the Company for his service except for director's fees in the amount of $40,000. Effective August 1, 1999, Mr. Cotter was elected to serve as the Company's Chief Executive Officer. Mr. Cotter receives no compensation in addition to his directors fees for his services as Chief Executive Officer.

     Additionally, pursuant to the Citadel Holding Corporation 1996 Nonemployee Director Stock Option Plan effective October 1996 (the "1996 Stock Option Plan"), each director of the Company who is not an employee or officer (for purposes of the 1996 Stock Option Plan, the Chairman of the Board and the Principal Accounting Officer of Citadel are deemed officers of the Company) of the Company shall, upon becoming a member of the Board of Directors, automatically be granted immediately vested option to purchase 10,000 shares of Common Stock at an exercise price that is greater or less than the fair market value, as defined in the 1996 Stock Option Plan, per share of Common Stock on the date of grant by an amount equal to the amount by which $3.00 per share is greater or less than the fair market value per share of Common Stock on the effective date of the 1996 Stock Option Plan (the "Plan Effective Date").

     The non-officer directors who were incumbent on the Plan Effective Date (Messrs. Simon and Villasenor) received immediately vested options to purchase 10,000 shares of Common Stock at an exercise price of $3.00 per share. Mr. Soady received immediately vested options to purchase 10,000 shares of common stock at an exercise price of $4.78 per share, upon effective date of his election to the Board of Directors.

Compensation Committee Interlocks and Insider Participation

     Mr. Tompkins is President of Craig and a Director of Craig and REI. Mr. Cotter is the Chairman of the Board of Craig and REI. Mr. Cotter is a member of the executive committees of REI, which, among other things, is responsible for the compensation of the executive officers of such companies. The Compensation Committee of the Board of Directors of CHC currently consist of Messrs. Cotter and Villasenor.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports to ownership and changes in ownership with the SEC. The SEC rules also require such reporting persons to furnish the Company with a copy of all
Section 16(a) forms they file.

     Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1999, all filing requirements applicable to its reporting persons were complied with.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

  The following table sets forth the shares of Common Stock, beneficially owned as of March 10, 2000 by (i) each director and nominee, (ii) all directors and executive officers as a group, and (iii) each person known to Citadel to be the beneficial owner of more than 5% of the Common Stock. Except as noted, the indicated beneficial owner of the shares has sole voting power and sole investment power.

                                                         Amount and Nature of Beneficial Ownership
                                                         -----------------------------------------
           Name and Address of                          Class A                              Class B
            Beneficial Owner                         Nonvoting Common                      Voting Common
            ----------------                         ----------------                      -------------
                                              Numbers of       Percentage            Number of      Percentage
                                                Shares          of Stock             Shares         of Stock
                                                ------          ---------            -------        --------
James J. Cotter(1)(3)                             2,567,823      48.12%              641,956           48.12%
S. Craig Tompkins (3)                                 6,400      *                     1,600           *
Ronald I. Simon (2)(3)                                8,000      *                     2,000           *
William C. Soady (2)(3)                               8,000      *                     2,000           *
Alfred Villasenor, Jr. (2)(3)                         8,000      *                     2,000           *
Brett Marsh (3)                                       2,400      *                       600           *
Andrzej Matyczynski (3)                              12,000      *                     3,000           *

Craig Corporation(1)(3)                           2,567,823      48.12%              653,256           48.97%

Reading Holdings, Inc., an indirect               1,690,938      31.69%              422,735           31.69%
 wholly owned subsidiary of REI (1)
30 South Fifteenth Street, Suite 1300
  Philadelphia, PA  19102-4813

Private Management Group(4)                         675,320      12.66%              168,830           12.66%
20 Corporate Park, Suite 400
Irvine, CA  92606

All directors and executive                       2,612,623      48.96%              653,156           48.96%
  Officers as a Group (7 persons)(1)


(1) Mr. Cotter is the Chairman of Craig and REI, and a principal stockholder of Craig. Craig currently owns approximately 78% of the voting power of the outstanding capital stock of REI. Craig owned 1,096,106 shares of Citadel Common Stock and Reading owned directly 2,113,673 shares of Citadel Common Stock as December 31, 1999. These shares held by Craig and Reading were converted into 2,657,823 shares of Class A Nonvoting Common Stock and 641,956 shares of Class B Voting Common Stock shares as of January 4, 2000. These securities have been listed as beneficially owned by Mr. Cotter and Craig due to the relationships between Mr. Cotter, Craig and REI. Mr. Cotter disclaims beneficial ownership of all Citadel securities owned by Craig and/or Reading.

(2) Includes 10,000 shares of Common Stock which may be acquired through the exercise of stock options granted pursuant to the 1996 Stock Option Plan.

(3)  550 South Hope Street, Suite  1825, Los Angeles, California 90071.

(4)  Based upon Schedule 13-G filed February 2, 2000.

* Represents less than one percent of the outstanding shares of Citadel Class A Nonvoting and Class B Voting Common Stock, respectively.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

Reading Investment Transaction

     In October 1996, Citadel and its wholly owned subsidiary, Citadel Acquisition Corp., Inc. ("CAC"), closed a transaction with Craig, REI and Reading Company and certain affiliates thereof. Pursuant to the terms of an Exchange Agreement, CAC contributed cash in the amount of $7,000,000 to REI in exchange for (i) 70,000 shares of Series A Preferred Stock of REI, (ii) the granting to Citadel of an option, exercisable at any time until 30 days after REI files its Annual Report on Form 10-K for the year ended December 31, 1999, to exchange all or substantially all of its assets for shares of REI Common Stock, subject to certain contractual limitations and (iii) the granting of certain demand and piggy-back registration rights with respect to REI Common Stock received on the conversion of the Series A Preferred Stock or on such asset exchange. During 1999, 1998 and 1997, Citadel received dividend income of $455,000 per annum from REI with respect to REI Series A Preferred Stock.

Transactions with Craig Corporation and Reading Entertainment, Inc.

     Commencing August 1995, Citadel began renting corporate office space from Craig on a month-to-month basis and engaged Craig to provide Citadel with certain administrative services. During fiscal 1999 and 1998, $96,000 per annum was paid to Craig for such rent and services. In additional, Citadel provided real estate consulting services to Reading Company during fiscal 1999, 1998 and 1997, for which Citadel was paid $215,000, $398,000, and $240,000, respectively.

Issuance of Common Stock to Craig Corporation for a Note Receivable

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's common stock at an exercised price of $3.00 per share or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. Interest is payable quarterly in arrears at the prime rate (amounting to 8.5% at December 31, 1999) computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium. During 1999 and 1998, Craig paid interest to Citadel of approximately$183,000 and $165,000, respectively, pursuant to the terms of the Craig Secured Note.

Agricultural Activities

     In 1997, the Company entered into a series of transactions which resulted in the acquisition by the Company of 1) a 40% equity interest in each of three general partnerships (the "Agricultural Partnerships") formed to acquire from the Prudential Insurance Company of America ("Prudential") approximately 1,600 acres of agricultural land located in the Central Valley of California (the "Big 4 Properties"), and 2) an 80% equity interest in a newly formed farm operating company, Big 4 Farming, LLC ("Farming"), created to farm the Big 4 Properties for the Agricultural Partnerships. The Big 4 Properties were acquired for a total purchase price of $6,750,000 plus reimbursement of certain cultural costs through the closing (which cultural costs amounted to approximately $831,000). The acquisition was financed by a ten-year purchase money mortgage loan from Prudential in the amount of $4,050,000 ("Prudential Loan") and by drawdowns in the amount of $831,000 under a $1,200,000 crop finance line of credit from the Company to the partnerships (the "Crop Financing"). The Prudential Loan bears interest at 7.70%, provides for quarterly payment of interest, and provided certain levels of capital investment are achieved, calls for principal amortization payments of $200,000 per year commencing January 2002. The Crop Financing accrues interest, payable quarterly, at the rate of prime plus 100 basis points, and was due and payable in August 1998. Upon expiration, Citadel increased the line of credit to $1,850,000 in 1998 and then to $3,250,000 in 1999, in light of the need to fund cash shortfalls resulting from the 1998 freeze discussed below. The credit facility currently matures in August 2000.

     In December 1998, the Agricultural Partnerships suffered a devastating freeze which resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships have no funds with which to repay the drawdowns on the Line of Credit. Big 4 Ranch, Inc. likewise has no funds with which to make further capital contributions. Furthermore, the Agricultural Partnerships generally have no source of funding, other than the Company, for the cultural expenses needed for production of the 1999-2000 crop, as well as, funding of a crop-planting program on the undeveloped acreage. In addition to the $1,850,000 line of credit, it is estimated that the Agricultural Partnerships will need additional cash in the amount of $3,501,000 in order to cover cultural costs and planting costs for its 1999-2000 crop year. During 1999, the Company agreed to guarantee the obligations of the Agricultural Partnerships under certain equipment leases, up to $220,000. Big 4 Ranch, Inc., which was spun off to the Company's stockholders in December 1997, has no funds with which to make contributions to the Agricultural Partnerships. Subsequent to December 1998, the Company and Visalia have continued to fund, on an 80/20 basis, (i) the Agricultural Partnerships' operating and crop costs, and (ii) the cost of the new trees to be used in the planting program. No revenue is expected to be realized by the Agricultural Partnerships until the 1999-2000 crop is harvested and sold, beginning in the second quarter of 2000.

     Each of the Agricultural Partnerships has three partners: Citadel Agriculture, Inc., a wholly-owned subsidiary of Citadel ("CAI"), which has a 40% interest in each of the partnerships; Big 4 Ranch, Inc. ("BRI"), which although formed as a wholly-owned subsidiary of Citadel, was spun-off to the shareholders of Citadel following the formation of the partnerships and prior to the acquisition of the Big 4 Properties; and Visalia LLC ("Visalia"), a limited liability company controlled by and owned by Mr. James J. Cotter and certain members of his family. Farming is owned 80% by the Company and 20% by Visalia. BRI was initially capitalized with $1,200,000 from Citadel and, in addition, has a three-year $200,000 line of credit from Citadel, providing for interest at prime plus 200 basis points. No drawdowns have been made to date under this line of credit as of December 31, 1999.

     Craig and Reading, as shareholders of Citadel, received BRI shares in the spin-off in proportion to their interests in Citadel. During 1998, Craig and Reading purchased additional shares in BRI, increasing their ownership to approximately 49%. In addition, during 1998, Cecelia Packing, owned by Mr. Cotter and a trust for the benefit of one of Mr. Tompkins' children, each acquired from a single seller shares representing an additional 1.6% of the outstanding shares of BRI, or 3.2% in the aggregate of such shares. Certain officers and directors of Craig and Reading are officers, directors or management committee members of CAI, BRI, Farming and/or the Agricultural Partnerships. Mr. James J. Cotter is the Chairman and a Director of each of Citadel, CAI, Craig and REI, and is also Chairman of the management committees of Farming and of each of the Agricultural Partnerships. Mr. S. Craig Tompkins is the Vice Chairman and a Director of each of Citadel and REI, the President and a Director of Craig, the Principal Accounting Officer of Citadel, the President of CAI and a member of the management committees of Farming and of each of the Agricultural Partnerships. Mr. Edward Kane, a director of REI, served as Chairman and President of BRI and a member of the Management Committee of each of the Agricultural Partnerships until October 1998, at which time he was succeeded by Mr. Gerard Laheney, a Director of Craig, who served until February 14, 2000. Mr. William Gould, a Director of Craig, is also a
Director of BRI. Ms. Margaret Cotter, a Director of Craig and the daughter of James J. Cotter, is also the Secretary, Treasurer and Principal Accounting Officer and a Director of BRI, a limited partner in James J. Colter, Ltd., a member of Visalia the Vice President of Cecelia and the Vice President of Union Square Management, (a theater management company which provided services to Reading in 1999). During 1999, Mr. Gould, Ms. Cotter and Mr. Kane received no compensation for such services to BRI. As an administrative convenience, Mr. Tompkins also serves as an assistant secretary of BRI and Visalia, for which he receives no compensation. Ms. Ellen Cotter is the daughter of James J. Cotter, the Vice President - Business Affairs of REI and the acting president of Readings Australia, a limited partner in James J. Cotter Ltd, and member of Visalia.

Citadel owns stock representing a 15.62% interest in Gish Biomedial, Inc., a publicly traded company whose securities are quoted on the NASDAQ National Market ("Gish"). The stock was acquired principally between March and July, 1999. On September 15, 1999, James J. Cotter Jr., the son of James J. Cotter, was elected to the Board of Directors of Gish. The Directors of Gish currently serve without compensation.

                                    PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

(a)(1)    Financial Statements

                                            Description                                           Pg. No
                                            -----------                                           ------
    Independent Auditors Report..................................................................  24

    Consolidated Balance Sheets as of December 31, 1999 and 1998.................................  25

    Consolidated Statements of operations for Each of the Three
        Years in the Period Ended December 31, 1999..............................................  26

    Consolidated Statements of Stockholders' Equity for Each of the
        Three Years in the Period Ended December 31, 1999........................................  27

    Consolidated Statements of Cash Flows for Each of the Three
        Years in the Period Ended December 31, 1999..............................................  28

    Notes to Consolidated Financial Statements...................................................  29

    All schedules other than those listed above are omitted because they are not applicable, not required, or the information required to be set forth therin is included in the financial statements or the notes thereto.

(a)(2)     Financial Statement Schedule

    Financial Statement Schedule III -- Real Estate and Accumulated
    Depreciation.................................................................................  44

(b) Reports on Form 8-K
        None

(c) Exhibits (Items denoted by * represent management or compensatory contract)

Exhibit
No.                           Description
---                           -----------

3.1 Certificate of Amendment of Restatement Articles of Incorporation of Citadel Holding Corporation (filed herein).

3.2 Restated By-laws of Citadel Holding Corporation, a Nevada corporation (filed herein).

10.1 Tax Disaffiliation Agreement, dated as of August 4, 1994, by and between Citadel Holding Corporation and Fidelity Federal Bank (filed as Exhibit
       10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)

10.2 Standard Office lease, dated as of July 15, 1994, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

10.3 First Amendment to Standard Office Lease, dated May 15, 1995, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit
       10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

10.4 Guaranty of Payment dated May 15, 1995 by Citadel Holding Corporation in favor of Fidelity Federal Bank (filed as Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

10.5 Exchange Agreement dated September 4, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc. Craig Corporation, Craig Management, Inc., Reading Entertainment, Inc., Reading Company (filed as
       Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.6 Asset Put and Registration Rights Agreement dated October 15, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc., Reading Entertainment, Inc., and Craig Corporation (filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.7 Articles of Incorporation of Reading Entertainment, Inc., A Nevada Corporation (filed herein).

10.7a Certificate of Designation of the Series A Voting Cumulative Convertible preferred stock of Reading Entertainment, Inc. (filed herein).

10.8 Lease between Citadel Realty, Inc., Lessor and Disney Enterprises, Inc., Lessee dated October 1, 1996 (filed as Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)

10.9 Second Amendment to Standard Office Lease between Citadel Realty, Inc. and Fidelity Federal Bank dated October 1, 1996 (filed as Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)

Exhibit
No.                           Description
---                           -----------

10.10  Citadel 1996 Nonemployee Director Stock Option Plan (filed as Exhibit
       10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.11 Reading Entertainment, Inc., Annual Report on Form 10-K for the year ended December 31, 1997 (filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.12 Stock Purchase Agreement dated as of April 11, 1997 by and between Citadel Holding Corporation and Craig Corporation (filed as Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

10.13 Secured Promissory Note dated as of April 11, 1997 issued by Craig Corporation to Citadel Holding Corporation in the principal amount of $1,998,000 (filed as Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

10.14 Agreement for Purchase and Sale of Real Property between Prudential Insurance Company of America and Big 4 Farming LLC dated August 29, 1997 (filed as Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

10.15 Second Amendment to Agreement of Purchase and Sale between Prudential Insurance Company of America and Big 4 Farming LLC dated November 5, 1997 (filed as Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

10.16 Partnership Agreement of Citadel Agricultural Partners No. 1 dated December 19, 1997 (filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.17 Partnership Agreement of Citadel Agricultural Partners No. 2 dated December 19, 1997 (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.18 Partnership Agreement of Citadel Agricultural Partners No. 3 dated December 19, 1997 (filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.19 Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 1 and Big 4 Farming LLC (filed as Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.20 Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 2 and Big 4 Farming LLC (filed as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.21 Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 3 and Big 4 Farming LLC (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.22 Line of Credit Agreement dated December 29, 1997 between Citadel Holding Corporation and Big 4 Ranch, Inc. (filed as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

Exhibit
No.                           Description
---                           -----------


10.23 Management Services Agreement dated December 26, 1997 between Big 4 Farming LLC and Cecelia Packing (filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.24 Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 1 (filed as
       Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.25 Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 2 (filed as
       Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.26 Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 3 (filed as
       Exhibit 10.74 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.27 Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 1 (filed as Exhibit
       10.75 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.28 Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 2 (filed as Exhibit
       10.76 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.29 Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 3 (filed as Exhibit
       10.77 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.30 Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 1 (filed as Exhibit
       10.78 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.31 Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 2 (filed as Exhibit
       10.79 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.32 Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 3 (filed as Exhibit
       10.80 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference herewith)

10.33 Administrative Services Agreement between Citadel Holding Corporation and Big 4 Ranch, Inc. dated December 29, 1997 (filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.34 Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (filed as Exhibit as 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.35 Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 (filed by Reading Entertainment Inc. as Form 10-K for the year ended December 31, 1999 on April 14, 2000 and incorporated herein by reference).

10.36 Promissory note dated December 20, 1999 between Citadel Holding Corporation and Nationwide Life Insurance (filed herein).

10.37* Employment Agreement between Citadel Holding Corporation and Andrzej
       Matyczynski (filed herein).

10.38  Citadel 1999 Employee Stock Option Plan (filed herein).

Exhibit
No.                           Description
---                           -----------

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

                          CITADEL HOLDING CORPORATION
                          ---------------------------
                                  (Registrant)



Date:  March 27, 2000               /s/  Andrzej Matyczynski
                                    -------------------------------------
                                         Andrzej Matyczynski
                                         Chief Financial Officer



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


Signature                                           Titles(s)                                         Date
---------                                          ---------                                          ----

/s/ James J. Cotter                     Chairman of the Board and Director                       March 27, 2000
----------------------------
James J. Cotter


/s/ S. Craig Tompkins                   Director, Secretary                                      March 27, 2000
----------------------------
S. Craig Tompkins


/s/ William C. Soady                    Director                                                 March 27, 2000
----------------------------
William C. Soady


/s/ Alfred Villasenor Jr.               Director                                                 March 27, 2000
----------------------------
 Alfred Villasenor, Jr.
