Form 10-Q
period 2000-03-31
CITADEL HOLDING CORP
filed 2000-05-15
CIK 716634

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                         ____________________________

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ___________

                         Commission file number 1-8625

                          CITADEL HOLDING CORPORATION
            (Exact name of Registrant as specified in its charter)


                  NEVADA                                               95-3885184
(State or other jurisdiction of incorporation or       (IRS Employer Identification No.)
               organization)

550 South Hope Street, Suite 1825                                        90071
     Los Angeles, California                                           (Zip Code)
(Address of principal executive offices)

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 19, 2000, there were 5,335,913 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,333,969 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----
                                                                            Page
                                                                            ----
PART 1.   Financial Information
------

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          March 31, 2000 (Unaudited) and December 31, 1999.................    3

          Consolidated Statements of Operations for the Three Months Ended
          March 31, 2000 and 1999 (Unaudited)..............................    4

          Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2000 and 1999 (Unaudited)..............................    5

          Notes to Consolidated Financial Statements.......................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   17


PART 2.   Other Information
------

Item 1.   Legal Proceedings................................................   23
Item 2.   Changes in Securities............................................   23
Item 3.   Defaults Upon Senior Securities..................................   23
Item 4.   Submission of Matters to a Vote of Security Holders..............   23
Item 5.   Other Information................................................   23
Item 6.   Exhibits and Reports on Form 8-K.................................   23

Signatures.................................................................   28

                  Citadel Holding Corporation and Subsidiaries
                    Consolidated Balance Sheets (Unaudited)

                                                                       March 31,                December 31,
ASSETS                                                                   2000                      1999
                                                                --------------------------------------------
                                                                   (In $ 000's, except per share amounts)
Assets
Cash and cash equivalents                                                 $ 24,134                  $ 24,732
Investment in Gish Biomedical, Inc.                                          1,578                     1,831
Investment in National Auto Credit, Inc.                                       943                       214
Other receivables                                                              121                        95
Deferred tax asset, net                                                      1,125                     1,125
                                                                          --------                  --------
     Total current assets                                                   27,901                    27,997
Rental property, less accumulated depreciation                               7,677                     7,731
Investment in shareholder affiliate                                          7,000                     7,000
Equity investment in and advances to Agricultural
 Partnerships                                                                2,922                     2,669
Capitalized leasing costs, net                                                 911                       944

Other assets                                                                   960                       865
                                                                          --------                  --------
     Total assets                                                         $ 47,371                  $ 47,206
                                                                          ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Security deposits payable                                                 $     27                  $     28
Accounts payable and accrued liabilities                                     2,277                     2,254
Current portion of mortgage note payable                                       142                       128
                                                                          --------                  --------
     Total current liabilities                                               2,446                     2,410
                                                                          --------                  --------
Minority interest in consolidated affiliate                                     51                        50
Lease contract payable                                                         217                       196
Deferred rental revenue                                                        195                       195
Long-term portion of mortgage notes payable                                 10,835                    10,872
                                                                          --------                  --------
     Total liabilities                                                      13,744                    13,723
                                                                          --------                  --------
Commitments and contingencies
Stockholders' Equity
Preferred Stock, par value $.01, 20,000,000 shares
 authorized, none outstanding                                                   --                        --
Common stock, par value $.01, 20,000,000 shares
       authorized, none outstanding (Note 6)                                    --                        67
Class A Nonvoting Common Stock, par value $.01,
 100,000,000 shares authorized, 5,335,913 issued and
 outstanding                                                                    54                        --
Class B Voting Common Stock, par value $.01, 20,000,000
 shares authorized, 1,333,969 issued and outstanding                            13                        --
Additional paid-in capital                                                  59,603                    59,603
Accumulated deficit                                                        (24,213)                  (24,444)
Accumulated other comprehensive income                                         168                       255
Note receivable from stockholder                                            (1,998)                   (1,998)
                                                                          --------                  --------
     Total stockholders' equity                                             33,627                    33,483
                                                                          --------                  --------
Total liabilities and stockholders' equity                                $ 47,371                  $ 47,206
                                                                          ========                  ========

          See accompanying notes to consolidated financial statements.

                  Citadel Holding Corporation and Subsidiaries
               Consolidated Statements of Operations (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                           2000                      1999
                                                                      --------------------------------------
                                                                      (In $ 000's, except per share amounts)
Revenues:
  Rental income                                                              $ 563                    $1,415
  Farming management fee                                                         4                         1
  Consulting fees from shareholder                                              35                        78
                                                                             -----                    ------
                                                                               602                     1,494
                                                                             -----                    ------
Operating expenses:
  Real estate                                                                  149                       508
  General and administrative                                                   231                       250
  Depreciation and amortization                                                 74                       109
                                                                             -----                    ------
                                                                               454                       867
                                                                             -----                    ------
Operating income                                                               148                       627
                                                                             -----                    ------

Interest income                                                                350                        44
Interest expense                                                              (225)                     (232)
Dividends from investment in Reading                                           114                       114
Loss from investment in and advances to Agricultural
 Partnerships                                                                 (100)                     (100)

Interest income from shareholder                                                44                        39
                                                                             -----                    ------

Earnings before minority interest and taxes                                    331                       492
Minority interest                                                               (1)                       --
                                                                             -----                    ------
Earnings before income taxes                                                   330                       492
Provision for income taxes                                                     (99)                      (22)
                                                                             -----                    ------
Net earnings                                                                 $ 231                    $  470
                                                                             =====                    ======

Basic and diluted earnings per share                                         $0.03                     $0.07
                                                                             =====                    ======


          See accompanying notes to consolidated financial statements.

                  Citadel Holding Corporation and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                              2000                      1999
                                                                         -----------------------------------
                                                                                       (In $ 000's)
Operating Activities
Net earnings                                                               $   231                    $  470
 Adjustments to reconcile net earnings to net cash provided
  by operating activities:
 Depreciation and amortization                                                  74                       109
 Equity loss from Agriculture Partnerships                                     127                       113
 Amortization of deferred leasing costs                                         33                        65
 Amortization of deferred loan costs                                             7                         9
 Minority interest                                                               1                        --
 Changes in operating assets and liabilities:
  Increase in other receivables                                                (26)                      (62)
  Increase in other assets                                                    (149)                     (153)
  Decrease in security deposits                                                 (1)                       (3)
  (Increase) decrease in liabilities and deferred rent                          44                      (284)
                                                                           -------                    ------
Net cash provided by operating activities                                      341                       264

Investing activities
 Purchase of Gish securities                                                    --                      (163)
 Purchase of NAC securities                                                   (729)                       --
 Unrealized loss on marketable securities                                      166                        --
 Purchase of and additions to real estate                                       --                       (60)
                                                                           -------                    ------
Net cash used in investing activities                                         (563)                     (223)

Financing activities
 Advances to Agriculture Partnerships                                         (353)                     (328)
 Repayments of long-term borrowings                                            (23)                      (49)
                                                                           -------                    ------
Net cash used in financing activities                                         (376)                     (377)

Decrease in cash and cash equivalents                                         (598)                     (336)
Cash and cash equivalents at beginning of period                            24,732                     4,367
                                                                           -------                    ------
Cash and cash equivalents at end of period                                 $24,134                    $4,031
                                                                           =======                    ======
Supplemental Disclosures:

Interest paid                                                                 $150                      $225
Income taxes paid                                                             $190                      $  0


          See accompanying notes to consolidated financial statements.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2000
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------

     The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and collectively with its consolidated subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     During the three months ended March 31, 2000, the Company increased its common stock ownership in National Auto Credit, Inc. ("NAC") to 925,100 shares (2.66%) from 342,500 shares (1.25%) at December 31, 1999 for a total cost of approximately $834,000. At March 31, 2000, the closing price of NAC common stock was $1.02.

     The Company owns, through its interest in the three general partnerships (the "Agricultural Partnerships"), a 40% interest in approximately 1,600 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch (the "Property"). The other two partners in the Partnerships are Visalia LLC ("Visalia," a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board and Chief Executive Officer of the Company, and owned by Mr. Cotter and certain members of his family) which has a 20% interest and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. The Company accounts for its 40% investment in the Partnership utilizing the equity method of accounting (Note 4).

     In October 1996, the Company contributed cash in the amount of $7,000,000 to Reading Entertainment, Inc. ("REI" and collectively with its consolidated affiliates, "Reading") in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock (the "REI Preferred Stock") and an option to transfer all or substantially all of its assets, subject to certain limitations, to Reading for Reading Common Stock (the "Asset Put Option"). The Company accounts for its investment in Reading at cost (Note 3).

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 2000 and December 31, 1999, and the results of operations and its cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the entire year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 and for the year then ended.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continue)
March 31, 2000
--------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at March 31, 2000 is approximately $24,096,000, which is being held in institutional money market mutual funds.

Basic Earnings Per Share
------------------------

     Basic and diluted earnings per share is based on 6,669,882 shares (5,335,913 shares of Class A Nonvoting Common Stock and 1,333,969 shares of Class B Voting Common Stock), the weighted average number of shares outstanding during the three months ended March 31, 2000. Basic earnings per share for the 1999 Quarter was based on 6,669,924 shares, the weighted average number of shares outstanding during the three months ended March 31, 1999. Diluted earnings per share for the 1999 Quarter was based on 6,681,554 shares, the weighted average number of shares of common stock and potential common shares outstanding during the three months ended March 31, 1999. Stock options to purchase 115,000 and 53,000 shares of Common Stock were outstanding during the 2000 and 1999 periods at a weighted average exercise price of $3.43 and $2.81 per share, respectively. The 2000 and 1999 calculations of the diluted weighted average number of shares outstanding include the net effect of such stock options amounting to 0 and 11,630 shares, respectively.


Note 2 - Rental Property and Properties Held for Sale

                                                                       March 31,           December 31,
                                                                          2000                1999
                                                                       ------------------------------
                                                                            (In $ 000's)
     Rental Property:
       Land                                                                $2,951              $2,951
       Building and improvements                                            5,532               5,532
                                                                           ------              ------
          Total                                                             8,483               8,483
       Less accumulated depreciation                                         (806)               (752)
                                                                           ------              ------
     Rental property, net                                                  $7,677              $7,731
                                                                           ======              ======

     At March 31, 2000 and December 31, 1999, the Company's sole rental property consisted of an office building located in Glendale, California (the "Brand Property"). With the exception of the ground floor which is leased to Fidelity Bank, the Brand Property is leased to Disney Enterprises, Inc. ("Disney"). The rental rate for the first five years of the Disney lease term, beginning February 1, 1997, is approximately $148,000 per month and approximately $164,000 for the remaining five-year term, excluding parking. Disney has the option to renew the lease for two consecutive five-year periods. The lease provides that the Company contributes towards tenant improvements and common area upgrades. In December 1999, Disney notified the Company of its intention to occupy the building in 2000 and requested tenant improvements amounting to approximately $1,501,000. To date, while fulfilling their lease obligations to the Company, Disney has not moved into the building. Accordingly, the tenant improvements projects had not been started as of March 31, 2000.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continue)
March 31, 2000
--------------------------------------------------------------------------------

     Costs to obtain the lease inclusive of commissions, legal fees, and a $450,000 payment to the previous lessor, approximating $1,333,000 are included in the Balance Sheet as "Capitalized leasing costs". At March 31, 2000 and December 31, 1999, accumulated amortization with respect to the Glendale Building's capitalized leasing costs were approximately $422,000 and $389,000, respectively.


Note 3 - Investment in Shareholder Affiliate

     At March 31, 2000 and December 31, 1999, the Company owned 70,000 shares of REI Preferred Stock and the Asset Put Option. The REI Preferred Stock has (i) a liquidation preference of $100 per share or $7,000,000 ("Stated Value"), (ii) bears a cumulative dividend of 6.5%, payable quarterly, and (iii) is convertible any time after April 1998 into shares of REI Common Stock at a conversion price of $11.50 per share. The closing price of REI stock on March 31, 2000 was approximately $4.50 per share. REI may, at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at redemption price equal to a percentage of the Stated Value (initially 108% and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001 (provided the Company has not exercised the Asset Put Option), or in the event of change of control of REI to require REI to repurchase the REI Series A Preferred Stock for their aggregate Stated Value plus accumulated dividends. In addition, if REI fails to pay dividends for four quarters, the Company has the option to require REI to repurchase such shares at their aggregate liquidation value plus accumulated dividends.

    The Asset Put Option is exercisable any time through a date thirty days after Reading's Form 10-K is filed with respect to its year ended December 31, 1999, and gives the Company the right to exchange, for shares of Reading Common Stock, all or substantially all of the Company's assets, as defined, together with any debt encumbering such assets (the "Asset Put"). The Company has determined that it will not exercise the Asset Put Option.

     The Company accounts for its investment in REI at cost. Included in the Statements of Operations for the three months ended March 31, 2000 and 1999 is "Dividends from Investment in Reading" of approximately $114,000 per quarter earned pursuant to the terms of the REI Series A Preferred Stock.

     As of March 31, 2000, the Company and Craig Corporation ("Craig"), a shareholder affiliate of the Company, hold in the aggregate approximately 83% of the voting power of Reading, with Craig's holdings representing approximately 78% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power. At March 31, 2000, Reading holds 1,690,938 shares of Class A Nonvoting Common Stock shares and 422,734 shares of Class B Voting Common Stock shares, or approximately 32% of the Company's outstanding common stock and Craig holds 876,885 shares of Class A Nonvoting Common Stock shares and 230,521 shares of Class B Voting Common Stock shares or approximately 17% of the Company's common stock.

     Summarized financial information of REI and subsidiaries as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999 follows:

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continue)
March 31, 2000
--------------------------------------------------------------------------------

Condensed Balance Sheets:

                                                                March 31, 2000         December 31, 1999
                                                            ----------------------   ----------------------
                                                                             (In $ 000's)

Cash and cash equivalents                                                 $  5,610                 $ 13,277
Other current assets                                                         4,462                    3,604
Investment in unconsolidated affiliates                                     12,824                   13,098
Property held for sale                                                       5,384                    5,740
Property held for development                                               29,825                   31,624
Property and equipment, net                                                 59,718                   57,854
Other assets                                                                 4,199                    3,324
Intangible assets                                                            9,816                    9,975
                                                                          --------                 --------
 Total assets                                                             $131,838                 $138,496
                                                                          ========                 ========

Current liabilities                                                       $ 21,019                 $ 19,796
Other liabilities                                                            6,916                    6,953
Minority interests                                                           2,057                    2,064
Series A Preferred stock held by Citadel                                     7,000                    7,000
Shareholders' equity                                                        94,846                  102,683
                                                                          --------                 --------
 Total liabilities and equity                                             $131,838                 $138,496
                                                                          ========                 ========

                                                                           Three Months Ended
                                                                                March 31,
Condensed Statement of Operations:                                     2000                      1999
                                                            ------------------------------------------------
                                                                 (In $000's, except per share amounts)

Revenue                                                                    $11,221                   $ 7,518
Theater costs                                                               (9,754)                   (6,170)
Depreciation and amortization                                                 (759)                     (986)
General and administrative                                                  (2,565)                   (2,362)
                                                                           -------                   -------
Loss from operations                                                        (1,857)                   (2,000)
Interest income and dividends                                                  166                       738
Interest expense                                                              (166)                      (17)
Equity in (loss) earnings of affiliates                                        (99)                       90
Other income, net                                                               35                        19
                                                                           -------                   -------
Loss before income taxes                                                    (1,921)                   (1,170)
Income taxes                                                                   218                       222
Minority interest                                                               67                        65
                                                                           -------                   -------
Net loss                                                                    (2,206)                   (1,457)
Less preferred stock dividends and amortization of
the asset put option                                                         1,086                     1,083
                                                                           -------                   -------

Net loss applicable to common shareholders                                 $(3,292)                  $(2,540)
                                                                           =======                   =======

Basic and diluted loss per share                                            $(0.44)                   $(0.34)
                                                                           =======                   =======

Included in "Equity in (loss) earnings of affiliates" is Reading's share of Citadel's earnings of approximately $ 25,000 and $ 88,000 for the three months ended March 31, 2000 and 1999, respectively.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continue)
March 31, 2000
--------------------------------------------------------------------------------

Note 4 -  Equity investment and Note Receivable from Agricultural Partnerships

     At March 31, 2000 and December 31, 1999, "Investments in and advances to Agricultural Partnerships" consist of the following:

                                                                     March 31,            December 31,
                                                                       2000                  1999
                                                                 -------------------------------------
                                                                               (In $ 000's)
Equity investment in Agricultural Partnerships                         $ (496)                  $ (324)
Note receivable and advances to Agricultural Partnerships               3,418                    2,993
                                                                       ------                   ------
                                                                       $2,922                   $2,669
                                                                       ======                   ======

     As described in Note 1, the Company has a 40% interest in the Agricultural Partnerships. In addition, the Company has provided a $3,250,000 line of credit ("Crop Financing Line") to the Agricultural Partnerships. Drawdowns under the Line of Credit, which matures on August 1, 2000, accrue interest at prime plus 100 basis points, payable quarterly.

     In December 1998, the Agricultural Partnerships suffered a devastating freeze that resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships had neither the funds with which to repay the drawdowns on the Line of Credit nor the funds necessary to cover expenses needed for production of the 1999-2000 crops. Big 4 Ranch, Inc., a 40% owner spun off by the Company in 1997 to its stockholders, likewise has no funds with which to make further capital contributions. Accordingly, the Agricultural Partnerships generally have no sources of funding other than the Company and Visalia, for the cultural expenses needed for production of the 1999-2000 crops or to fund the 2000-2001 crop-planting program for 100 acres of the remaining 540 acres of the undeveloped acreage, amounting to approximately $2,300,000. The Company and Visalia have continued to fund the Agricultural Partnerships' operating and cultural costs on an 80/20 basis. At March 31, 2000, total loans incurred on behalf of the Agricultural Partnerships totaled $3,097,000. No revenue is expected to be realized by the Agricultural Partnerships until the 1999-2000 crop is harvested and sold during second and third quarters of Fiscal 2000.

     In December 1997, Big 4 Farming LLC ("Farming", owned 80% by the Company and 20% by Visalia) entered into a farming services agreement (the "Farming Contract") with each of the Agricultural Partnerships, pursuant to which it provides farm operation services for an initial term of two years and providing for automatic extensions of one year unless terminated. The farm operation services provided by Farming include contracting for the picking, packing, and hauling of the crops. The Visalia minority interest ownership of Farming is included in the Consolidated Balance Sheet at March 31, 2000 and December 31, 1999 as "Minority interest" in the amount of $51,000 and $50,000, respectively. Visalia's portion of Farming's net loss for the three months ended March 31, 2000 and 1999 amounting to $592 and $39, respectively, is included in the Consolidated Statement of Operations as "Minority interest".

     In consideration of the services provided under the Farming Contract, Farming is paid an amount equal to 100% of its costs plus a profit factor equal to 5% of the gross agricultural receipts from the Big 4 Properties, calculated after the costs of picking, packing and hauling. In addition, Farming entered into

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continue)
March 31, 2000
--------------------------------------------------------------------------------

a contract with Cecelia Packing Corporation ("Cecelia" owned by James J. Cotter) for certain management consulting, purchasing and bookkeeping services for an initial term of two years at a fee of $6,000 per month plus reimbursement of certain out-of-pocket expenses. Cecelia also packs a portion of the fruit produced by the Agricultural Partnerships. During the three months ended March 31, 2000, Cecelia earned a fee of $18,000, which was accrued but not paid at March 31, 2000. The $655,000 and $263,000 reflected below as "Due to Big 4 Farming LLC" at March 31, 2000 and at December 31, 1999 represent expenses paid by Farming on behalf of the Agricultural Partnerships not yet drawn down on the line of credit.

     Summarized financial information of the Agricultural Partnerships as of March 31, 2000 and December 31, 1999 and the results of operations for the years then ended follows:

Condensed Balance Sheet:

                                                    March 31,                     December 31,
                                                      2000                           1999
                                                    ------                         ------
                                                                  (In $000's)
Inventory (cultural costs)                          $1,379                         $1,188
Property and equipment, net                          5,630                          5,716
Deferred loan costs                                     64                             68
                                                    ------                         ------
       Total assets                                 $7,073                         $6,972
                                                    ======                         ======

Accounts payable                                    $   --                         $   --
Due to Big 4 Farming LLC                               655                            263
Line of credit with Citadel                          2,758                          2,730
Loans payable to Visalia LLC                           339                            339
Loans payable to Suburban                               60                             63
Mortgage note payable                                4,050                          4,050
Partners' deficit                                     (789)                          (473)
                                                    ------                         ------
       Total liabilities and partners' capital      $7,073                         $6,972
                                                    ======                         ======

     The Prudential Purchase Money Loan in the amount of $4,050,000 is secured by, among other things, a first priority mortgage lien on the property, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. In order to defer principal payments until January 1, 2002, the Agricultural Partnerships must make capital improvements to the real property totaling $500,000 by December 31, 2000 and an additional $200,000 by December 31, 2001. If the required capital expenditures are not made, then the Agricultural Partnerships will be required to make a mandatory prepayment of principal on January 31, 2001 equal to difference between $500,000 and the amount of capital improvements made through December 31, 2000. The purchase money mortgage also imposes a prepayment penalty equal to the greater of
(a) one-half of one percent of each prepayment of principal and (b) a present value calculation of the anticipated loss that the note holder will suffer as a result of such prepayment. As of March 31, 2000, the Agricultural Partnerships had made capital expenditures of approximately $650,000 consisting primarily of new tree plantings and improvements to irrigation systems.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continue)
March 31, 2000
--------------------------------------------------------------------------------

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    2000             1999
                                                                                    -----            ----
                                                                                          (In $000's)
Sales of crops                                                                      $   8              $  43
Costs of sales                                                                         (7)               (17)
                                                                                    -----              -----
 Gross profit                                                                           1                 26

USDA grant revenue                                                                     67                 --
General and administrative expense (1)                                                (97)               (72)
Depreciation                                                                         (134)              (126)
Interest expense                                                                     (153)              (110)
                                                                                    -----              -----
  Net loss                                                                          $(316)             $(282)
                                                                                    =====              =====

Equity loss - 40% Citadel                                                            (127)             $(113)
Interest income from partnership loan (2)                                              27                 13
                                                                                    -----              -----
Net (loss) from investment in and advances to
  Agricultural Partnerships                                                         $(100)             $(100)
                                                                                    =====              =====

___________________________
(1) Reflects reimbursement of expenses and fees to Big 4 Farming LLC, an 80% owned subsidiary.

(2) Interest income earned amounted to approximately $67,000 and $32,000 for the three months ended March 31, 2000 and 1999, respectively. Until such time as the other partners contribute capital or the partnership has positive capital accounts, the Company is not recording interest income with respect to the other partners 60% ownership interest amounting to approximately $40,000, for financial statement purposes.


Note 5 - Taxes on Income

     The provision for income taxes for the three months ended March 31, 2000 and 1999 amounted to approximately $99,000 and $22,000, respectively, representing a provision for estimated federal and state taxes.


Note 6 - Common Stock

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's treasury common stock at an exercise price of $3.00 per share of $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note in the amount of $1,998,000 is included in the Balance Sheet as a contra equity account under the caption "Note receivable from stockholder" at March 31, 2000 and December 31, 1999. Interest is payable quarterly in arrears at the prime rate computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continue)
March 31, 2000
--------------------------------------------------------------------------------

payment. Interest income from the Craig secured Note amounted to approximately $44,000 and $38,000 for the three months ended March 31, 2000 and 1999. Craig may prepay the Craig Secured Note, at any time, in whole or in part, without penalty or premium.

     On January 4, 2000, the Company reorganized under a new Nevada holding company. In that transaction, the outstanding shares of the Company's Common Stock were converted into 5,335,913 shares of Class A Voting Common Stock and 1,333,969 shares of Class B Voting Common Stock. Accordingly, the 666,000 shares purchased by Craig in exchange for the Craig Secured Note was converted to 532,800 shares of Class A Nonvoting Common Stock and 133,200 shares of Class B Voting Common Stock as of January 4, 2000.


Note 7 - Business Segments

     The following sets forth certain information concerning the Company's rental real estate operations, agricultural operations, and corporate activities for the three months ended March 31, 2000 and 1999.

                                                    Rental        Agricultural
                                                  Real Estate      Operations        Corporate (1)        Consolidated
                                                 -------------    ------------     -----------------   ------------------
For the three months ended March 31, 2000:
     Revenues                                           $  563            $   4                 $35                $  602
     Earnings (losses) before income taxes                 439             (100)                 (9)                  330

For the three months ended March 31, 1999:
     Revenues                                           $1,415            $   1                 $78                $1,494
     Earnings (losses) before income taxes                 594             (100)                 (2)                  492

(1) Includes consulting fee income from Reading and interest and dividend income earned with respect to the Company's cash balances and investment in Reading Preferred Stock.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2000
--------------------------------------------------------------------------------

Note 8 - Subsequent Events

     On May 12, 2000, the Company reached agreement in principle with respect to an assignment, assumption and modification agreement (the "AAM Agreement") with Reading and Messrs. James J. Cotter and Michael Forman (Messrs. Cotter and Forman executing and delivering the AAM Agreement on behalf of themselves and certain of their affiliates; Messrs., Cotter and Forman and such affiliates being referred to herein collectively as "Sutton Hill") pursuant to which the Company will assume the rights and obligations of Reading under the agreement in principle dated December 4, 1998 (the "Agreement in Principle") between Reading and Sutton Hill (a) to lease with option to purchase four cinemas; (b) to manage four additional cinemas; (c) to acquire the 1/6th interest in the Angelika Film Center owned by Sutton Hill; and (d) to merge with Off Broadway Investors, Inc.("OBI"), a company whose assets consist of three live theaters. The assets described above in (a) through (c) are all located in Manhattan, New York and are referred to herein as the "City Cinemas Assets." The assets described above in (d) are referred to herein as the "OBI Assets" and are also located in Manhattan, New York. Included in the City Cinema Assets is the right to acquire the fee interest underlying the Murray Hill and Sutton Cinemas for the amount of $4 million. Included within the OBI Assets are the fee estates underlying the Minetta Lane and Orpheum Theaters, and a right of first refusal to acquire the fee interest in the Union Square Theatre.

     Under the terms of the AAM Agreement, the rights and obligations being assumed by the Company wil be modified in certain respects from those, which previously existed between Reading and Sutton Hill under the Agreement in Principle. In essence, the Company and Sutton Hill will be entering into an amended agreement in principle (the "Amended Agreement in Principle") pursuant to which:

     a) Citadel will acquire from Sutton Hill the 1/6th membership interest held by Sutton Hill in Angelika Film Center. LLC ("AFC') in consideration of the issuance by Citadel of a two year promissory note in the amount of $4.5 million, bearing interest at the rate of 8.25% per year, payable quarterly. AFC is the owner of the Angelika Film Center located in the Soho district of New York.

     b) Citadel will lease from Sutton Hill, with option to purchase, the Cinemas I, II and III, the Murray Hill Cinema, the Sutton Cinema and the Village East Cinema. Rent is calculated to produce an initial return of 8.25% per annum to Sutton Hill, with provision after the second year for
     certain mandatory increases in rent, subject to an annual cap of 4.3%.   An
     option fee in the amount of $5 million to be paid at the closing, which may be applied in full against the option exercise price of $44 million.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2000
--------------------------------------------------------------------------------

     c) Citadel will acquire from Sutton Hill certain rights to manage the remainder of the Cinemas currently constituting the City Cinemas Circuit, including the management agreement applicable to the Angelika Film Center located in the Soho District of Manhattan. No separate consideration is being paid with respect to these management rights.

     d) In the merger with OBI, Sutton Hill will receive shares of the Company's Class A Common Stock and Class B Common Stock valued, in the aggregate, at
     $10 million.   The Class A Common Stock and Class B Common Stock will be
     issued in a ratio of 8 shares of Class A Common Stock for every 2 shares of Class B Common Stock. The shares will be valued by reference to the average trading price of such securities over the ten trading days immediately preceding the closing of the transaction.

     e) Citadel will provide to Sutton Hill a credit facility in the amount of
     $28 million.   This credit facility may not be drawn upon by Sutton Hill
     earlier than the seventh anniversary of the closing of the transactions described in subparagraphs a) through c) immediately above (the "Closing"). However, the Company has the right to fund the credit facility earlier, should it so elect. If the Company elects to fund the credit facility on or before the second anniversary of the Closing, then Messrs. Cotter and Forman are obligated to personally guarantee that portion of any borrowings made by Citadel to fund the funding of the credit facility, up to the amount actually disbursed by Citadel from such borrowings to Sutton Hill. The credit facility accrue interest, payable monthly, at the rate of 8.25% for the first two years following the Closing, with provision after the second year for certain mandatory increases in interest rate, subject to an annual cap of 6% of such interest rate as adjusted from time to time. Interest is payable monthly in arrears, and all principal and accrued interest is due on the tenth anniversary of the Closing.

In addition, Reading will grant to Citadel a right of first negotiation to acquire the remainder of Reading's domestic cinema assets.

     Pursuant to the AAM Agreement, Citadel has reimbursed to Reading, under the agreement in principle, the $1 million deposit previously paid by Reading to Sutton Hill. As a consequence of the AAM Agreement, Citadel has also received an assignment of Reading's rights with respect to that deposit.

     The rights of the Company with respect to the City Cinemas Assets and with respect to its right of first negotiation to acquire the remainder of Reading's domestic cinema assets are subject to the prior rights of National Auto Credit, Inc. ("NAC") under two options granted by Reading to NAC permitting NAC to acquire a) the remaining 1/3rd interest held by Reading in AFC (the "AFC Option") and b) the remainder of Reading's domestic cinema assets, including the rights of Reading under the Agreement in Principle with respect to the City Cinemas Assets (the "Domestic Cinemas Option"). The AFC Option expires if not
exercised by May 20, 2000.   The Domestic Cinemas Option expires on June 5,
2000, but may be extended for up to two additional 30-day terms upon the payment
of an extension fee of $100,000 for each such 30-day term.   Under the terms of
the Domestic Cinemas Option, NAC is obligated to provide to Citadel the right to
participate in such transaction on a 50/50 basis with NAC.   The Company is
advised by Reading that to date NAC has not advised Reading as to whether it intends to exercise the AFC Option and/or the Domestic Cinemas Option. NAC has no rights with respect to the OBI Assets.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continue)
March 31, 2000
--------------------------------------------------------------------------------

     The AAM Agreement has been negotiated by the Conflicts Committee of the Board of Directors of the Company. That committee is comprised entirely of independent outside directors, none of whom is affiliated with Reading or Sutton Hill. The closing of the Amended Agreement in Principle is subject to the receipt of a fairness opinion from the Conflict Committee's financial advisor, the completion of definitive documentation, and the satisfaction of other usual and customary closing conditions. The merger with OBI is subject to approval of the stockholders of the Company. However, if that approval is not obtained by September 30, 2000, the Amended Agreement in Principle provides that the Company will acquire the stock of OBI for $10 million in cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following is a comparison of the results of operations for the three months ended March 31, 2000, ("2000 Quarter") with the three months ended March 31, 1999 ("1999 Quarter"). Due to the nature of the Company's business activities, revenues and earnings have and will vary significantly reflecting the results of real estate sales, and the operating results of the Agricultural Partnerships. Accordingly, period-to-period comparisons of operating results will not necessarily be indicative of future financial results.

     The Company's net earnings for the three months ended March 31, 2000 amounted to $231,000 or $0.03 per basic share as compared to the net earnings of $470,000 or $0.07 per basic share for the three-month period ended March 31, 1999.

    Rental income and the real estate operating expenses amounted to $563,000 and $149,000, respectively, for the 2000 Quarter as compared to $1,415,000 and $508,000 for the 1999 Quarter, respectively. The decrease in both the rental income and the real estate operating expenses reflect the sale of the Arboleda Property in June 1999 for approximately $20,000,000. As of March 31, 2000, the Company owns one rental property, a commercial office building located in Glendale, California (the "Brand Property"). The Brand Property is leased to Disney Enterprises, Inc. and Fidelity Federal Bank.

    Consulting fees from shareholder amounted to $35,000 and $78,000 in the 2000 Quarter as compared to the 1999 Quarter. During 1999, the Company had devoted a substantial portion of its executives' time providing real estate consulting services to Reading in connection with the development by Reading of multiplex cinemas in the United States, New Zealand, and Australia. As a result of the significant decrease in the number of new development projects for Reading, the Company's consulting income decreased for the 2000 Quarter.

     Included in the Consolidated Statements of Operations as "Loss from investment in and advances to Agricultural Partnerships" is a loss in the 2000 Quarter and 1999 Quarter of $100,000 representing the Company's 40% equity share of the Agriculture Partnerships operating results. At March 31, 2000 and December 31, 1999, Citadel and Visalia LLC had advanced, on an 80/20 basis, approximately $3,097,000 and $3,069,000, respectively, in aggregate. As described below, the Agricultural Partnerships suffered a significant loss in Fiscal 1998 resulting in the Agricultural Partnerships having deficit partners' capital of approximately $789,000 at March 31, 2000. As a result of the devastating freeze and reduced levels of revenue for the 1999-2000 crop, the Company does not expect to begin to recover its advances and interest income to the Agricultural Partnerships until the 2000-2001 crop is harvested and sold during the second and third quarters of Fiscal 2001. In addition, the Big 4 Ranch, Inc. ("BRI") does not currently have the resources to make additional capital contributions. Accordingly, until such time as the Agricultural Partnerships have operating earnings and positive partners capital, the Company is not recording the other partner's 60% portion of interest income (earned at prime plus 100 basis points) for the financial statement purposes. Interest earned but not reported for the three months ended March 31, 2000 amounted to approximately $40,000.

     In December 1998, the Agricultural Partnerships suffered from a devastating freeze which resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships have no funds with which to repay the drawdowns on the Line of Credit. Big 4

Ranch, Inc. currently has no funds with which to make further capital contributions. Furthermore, the Agricultural Partnerships generally have no source of funding, other than the Company, for the cultural expenses needed for production of the 1999-2000 crop, as well as, funding of a crop-planting program on the undeveloped acreage. It is estimated that the Agricultural Partnerships will need approximately $2,300,000 in Fiscal 2000 to cover its cultural and operating expenses, and to complete the planned planting of 100 additional acres of citrus trees. To date, the Company and Visalia LLC have continued to fund the Agricultural Partnerships operating and crop costs on an 80/20 basis.

     Interest income (reflected in the Consolidated Statements of Operations as "Interest income" and "Interest income from shareholder") increased between the 2000 and 1999 Quarters and amounted to approximately $394,000 in the 2000 Quarter and $83,000 in the 1999 Quarter. The increase in interest income is primarily due to the $20,103,000 increase in the short-term investment balance from the 1999 Quarter, most of which is held in money market mutual funds. Included in the Consolidated Statements of Operations for the 2000 and 1999 Quarter is approximately $114,000 of dividend income earned with respect to the Company's investment in REI Preferred Stock. The REI Series A Preferred Stock is convertible at any time into shares of REI Common Stock at a conversion price of $11.50 per share. The closing market price of REI Common Stock at March 31, 2000 was $4.50 per share. REI reported a net loss applicable to common shareholders of approximately $3,292,000 for the 2000 Quarter as compared to a net loss applicable to common shareholders of approximately $2,540,000 in the 1999 Quarter. The Company has the right, exercisable during the 90-day period beginning October 15, 2001, to require REI to repurchase such shares at the stated value, $ 7,000,000, plus accrued and unpaid dividends.

     General and administrative expenses decreased slightly in the 2000 Quarter and amounted to $231,000 as compared to $250,000 in the 1999 Quarter. The decrease in general and administrative expenses was attributable to the decrease in salaries and bonus, which was mostly offset by the increase in bookkeeping and shareholder expenses.

     Interest expense was $225,000 in the 2000 Quarter as compared to $232,000 in the 1999 Quarter. Two mortgage loans that were outstanding during the 1999 Quarter were paid off in June 1999, concurrently with the sale of the Arboleda Property. In December 1999, however, the Company entered into an $11,000,000 loan agreement with Nationwide Bank (the "$11M Note"). The slight decrease in interest expense is generally attributable to the lower interest rate negotiated on the $11,000,000 loan, the effect of which was slightly offset by an increase in the outstanding loan principal. The $11M Note accrues interest at a fixed rate of 8.18% per annum. The terms of the mortgage loans outstanding during the 1999 Quarter provided for an adjustable rate of interest, which rate amounted to 9.44% at March 31, 1999.

Business Plan, Capital Resources and Liquidity

Business Plan
-------------

     The Company has been engaged in recent periods primarily in the business of owning and managing its real estate intensive assets and in the offering of various real estate consulting services to its affiliates. The Company intends, at least for the near term, to continue to manage and augment its commercial real estate and agricultural properties, to provide real estate consulting services to its affiliates, and to explore opportunities in the real estate-based segment of the entertainment industry.

     On May 12, 2000, the Company reached agreement in principle with respect to an assignment, assumption and modification agreement (the "AAM Agreement") with Reading and Messrs. James J. Cotter and Michael Forman (Messrs. Cotter and Forman executing and delivering the AAM Agreement on behalf of themselves and certain of their affiliates; Messrs., Cotter and Forman and such affiliates being referred to herein collectively as "Sutton Hill") pursuant to which the Company will assume the rights and obligations of Reading under the agreement in principle dated December 4, 1998 (the "Agreement in Principle") between Reading and Sutton Hill (a) to lease with option to purchase four cinemas; (b) to manage four additional cinemas; (c) to acquire the 1/6th interest in the Angelika Film Center owned by Sutton Hill; and (d) to merge with Off Broadway Investors, Inc.("OBI"), a company whose assets consist of three live theaters. The assets described above in (a) through (c) are all located in Manhattan, New York and are referred to herein as the "City Cinemas Assets." The assets described above in (d) are referred to herein as the "OBI Assets" and are also located in Manhattan, New York. Included in the City Cinema Assets is the right to acquire the fee interest underlying the Murray Hill and Sutton Cinemas for the amount of $4 million. Included within the OBI Assets are the fee estates underlying the Minetta Lane and Orpheum Theaters, and a right of first refusal to acquire the fee interest in the Union Square Theatre.

     Under the terms of the AAM Agreement, the rights and obligations being assumed by the Company wil be modified in certain respects from those, which previously existed between Reading and Sutton Hill under the Agreement in Principle. In essence, the Company and Sutton Hill will be entering into an amended agreement in principle (the "Amended Agreement in Principle") pursuant to which:

     a) Citadel will acquire from Sutton Hill the 1/6th membership interest held by Sutton Hill in Angelika Film Center. LLC ("AFC') in consideration of the issuance by Citadel of a two year promissory note in the amount of $4.5 million, bearing interest at the rate of 8.25% per year, payable quarterly. AFC is the owner of the Angelika Film Center located in the Soho district of New York.

     b) Citadel will lease from Sutton Hill, with option to purchase, the Cinemas I, II and III, the Murray Hill Cinema, the Sutton Cinema and the Village East Cinema. Rent is calculated to produce an initial return of 8.25% per annum to Sutton Hill, with provision after the second year for
     certain mandatory increases in rent, subject to an annual cap of 4.3%.   An
     option fee in the amount of $5 million to be paid at the closing, which may be applied in full against the option exercise price of $44 million.

     c) Citadel will acquire from Sutton Hill certain rights to manage the remainder of the Cinemas currently constituting the City Cinemas Circuit, including the management agreement applicable to the Angelika Film Center located in the Soho District of Manhattan. No separate consideration is being paid with respect to these management rights.

     d) In the merger with OBI, Sutton Hill will receive shares of the Company's Class A Common Stock and Class B Common Stock valued, in the aggregate, at
     $10 million.   The Class A Common Stock and Class B Common Stock will be
     issued in a ratio of 8 shares of Class A Common Stock for every 2 shares of Class B Common Stock. The shares will be valued by reference to the average trading price of such securities over the ten trading days immediately preceding the closing of the transaction.

     e) Citadel will provide to Sutton Hill a credit facility in the amount of
     $28 million.   This credit facility may not be drawn upon by Sutton Hill
     earlier than the seventh anniversary of the closing of the transactions described in subparagraphs a) through c) immediately above (the "Closing"). However, the Company has the right to fund the credit facility earlier, should it so elect. If the Company elects to fund the credit facility on or before the second anniversary of the Closing, then Messrs. Cotter and Forman are obligated to personally guarantee that portion of any borrowings made by Citadel to fund the funding of the credit facility, up to the amount actually disbursed by Citadel from such borrowings to Sutton Hill. The credit facility accrue interest, payable monthly, at the rate of 8.25% for the first two years following the Closing, with provision after the second year for certain mandatory increases in interest rate, subject to an annual cap of 6% of such interest rate as adjusted from time to time. Interest is payable monthly in arrears, and all principal and accrued interest is due on the tenth anniversary of the Closing.

In addition, Reading will grant to Citadel a right of first negotiation to acquire the remainder of Reading's domestic cinema assets.

     Pursuant to the AAM Agreement, Citadel has reimbursed to Reading, under the agreement in principle, the $1 million deposit previously paid by Reading to Sutton Hill. As a consequence of the AAM Agreement, Citadel has also received an assignment of Reading's rights with respect to that deposit.

     The rights of the Company with respect to the City Cinemas Assets and with respect to its right of first negotiation to acquire the remainder of Reading's domestic cinema assets are subject to the prior rights of National Auto Credit, Inc. ("NAC") under two options granted by Reading to NAC permitting NAC to acquire a) the remaining 1/3rd interest held by Reading in AFC (the "AFC Option") and b) the remainder of Reading's domestic cinema assets, including the rights of Reading under the Agreement in Principle with respect to the City Cinemas Assets (the "Domestic Cinemas Option"). The AFC Option expires if not
exercised by May 20, 2000.   The Domestic Cinemas Option expires on June 5,
2000, but may be extended for up to two additional 30-day terms upon the payment
of an extension fee of $100,000 for each such 30-day term.   Under the terms of
the Domestic Cinemas Option, NAC is obligated to provide to Citadel the right to
participate in such transaction on a 50/50 basis with NAC.   The Company is
advised by Reading that to date NAC has not advised Reading as to whether it intends to exercise the AFC Option and/or the Domestic Cinemas Option. NAC has no rights with respect to the OBI Assets.

     The AAM Agreement has been negotiated by the Conflicts Committee of the Board of Directors of the Company. That committee is comprised entirely of independent outside directors, none of whom is affiliated with Reading or Sutton Hill. The closing of the Amended Agreement in Principle is subject to the receipt of a fairness opinion from the Conflict Committee's financial advisor, the completion of definitive documentation, and the satisfaction of other usual and customary closing conditions. The merger with OBI is subject to approval of the stockholders of the Company. However, if that approval is not obtained by September 30, 2000, the Amended Agreement in Principle provides that the Company will acquire the stock of OBI for $10 million in cash.

     The Company had become familiar with NAC during the City Cinemas Assets negotiation, and came to the view that that common stock of NAC was materially undervalued. The Company has elected to invest a portion of its liquidity in NAC's common stock and at March 31, 2000, held 925,100 shares of the NAC Common Stock representing approximately 3.25% of the stock of NAC at a cost of approximately $834,000.

     In regards to the Company's 40% interest in the Agricultural Partnerships, the Company intends to continue funding the Agricultural Partnerships on an 80/20 basis with Visalia LLC and to continue making the capital improvements as planned.

Capital Resources and Liquidity
-------------------------------

     Cash and cash equivalents decreased approximately $598,000 from $24,732,000 at December 31, 1999 to $24,134,000 at March 31, 2000. Net cash used in investing activities amounted to $563,000 in the 2000 Quarter and reflects additional purchases of NAC common stock totaling approximately $600,000. Net cash used in financing activities amounted to $376,000 in the 2000 Quarter and resulted from (i) additional borrowings by the Agriculture Partnerships and (ii) the payments made on the $11M Note.

     The Company expects that its sources of funds in the near term will include
(i) cash on hand and related interest income, (ii) cash flow from the operations of its remaining real estate property, (iii) preferred stock dividend, payable quarterly, from REI amounting to approximately $455,000, annually.

     In the short term, uses of funds are expected to include (i) funding of the Agricultural Partnerships under the $3,250,000 line-of-credit, (ii) funding of the Glendale Building leasehold and tenant improvements of approximately $1,501,000, (iii) operating expenses, (iv) debt service pursuant to the $11,000,000 property mortgage, and (v) the possible acquisition of the City Cinemas Assets. As part of the Big 4 Ranch, Inc. spin off, the Company agreed to provide a $200,000 line of credit to that company. To date, no loans have been requested with respect to this commitment.

     Management believes that the Company's sources of funds will be sufficient to meet its cash flow requirements for the foreseeable future. The October 1996 acquisition of the Reading Preferred Stock and the Asset Put Option, provided the Company with the opportunity to make an initial investment in the Beyond-the-Home segment of the entertainment industry and the ability to make a further investment in this industry through the exercise of its Asset Put Option. Since then, the Company has determined that it will not exercise the Asset Put Option.

     Citadel currently intends, at least for the near term, to continue to manage its commercial real estate and agricultural properties, to avail itself to providing real estate consulting services to its affiliates, and to explore other opportunities in the real estate-based segment of the entertainment industry as discussed above.

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

Part II -- Other Information

Item 1 - Legal Proceedings

     For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company's Form 10-K for the fiscal year ended December 31, 1999.

Item 2 - Change in Securities

     On January 4, 2000, the Company reorganized under a new Nevada holding company. In that transaction, the outstanding shares of the Company's Common Stock were automatically converted into 0.8 share of Class A Nonvoting Common Stock (the "Class A Common Stock") and 0.2 shares of Class B Voting Common Stock (the "Class B Common Stock"). No fractional shares of Class A Common Stock or Class B Common Stock was issued. Instead, fractional shares of such stock were paid out in cash.

     The Class A Common Stock has no voting rights, other than the right to vote as a class on any amendment to the Articles of Incorporation of Citadel-Nevada or on any merger transaction that would change adversely the rights, privileges or preference of such Class A Common Stock. The holders of Class A Common Stock and Class B Common Stock will participate pari passu with respect to dividends. Both the Class A Common Stock and the Class B Common Stock are listed on the American Stock Exchange.


Item 3 - Defaults upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Securities Holders

     Not applicable.

Item 5 - Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit
No.                             Description
---                             -----------

3.1 Certificate of Amendment of Restatement Articles of Incorporation of Citadel Holding Corporation (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

3.2 Restated By-laws of Citadel Holding Corporation, a Nevada corporation (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

Exhibit
No.                                 Description
---                                 -----------

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

10.6 Asset Put and Registration Rights Agreement dated October 15, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc., Reading Entertainment, Inc., and Craig Corporation (filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.7 Articles of Incorporation of Reading Entertainment, Inc., A Nevada Corporation (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.7a Certificate of Designation of the Series A Voting Cumulative Convertible preferred stock of Reading Entertainment, Inc. (filed as Exhibit 10.7a to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.8.1 Lease between Citadel Realty, Inc., Lessor and Disney Enterprises, Inc., Lessee dated October 1, 1996 (filed as Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)

10.9 Second Amendment to Standard Office Lease between Citadel Realty, Inc. and Fidelity Federal Bank dated October 1, 1996 (filed as Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)

10.10  Citadel 1996 Nonemployee Director Stock Option Plan (filed as Exhibit
       10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

Exhibit
No.                             Description
---                             -----------

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

Exhibit
No.                                 Description
---                                 -----------

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

10.36 Promissory note dated December 20, 1999 between Citadel Holding Corporation and Nationwide Life Insurance (filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.37 Employment Agreement between Citadel Holding Corporation and Andrzej Matyczynski (filed Citadel 1999 Employee Stock Option Plan (filed as
       Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.38 Citadel 1999 Employee Stock Option (filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

27     Financial Data Schedule (filed herewith)

       B.   Reports on Form 8-K

            None

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITADEL HOLDING CORPORATION
                          ---------------------------

By:  /s/ James J. Cotter
     -------------------
     James J. Cotter
     Chief Executive Officer
     April 30, 2000


     /s/ Andrzej Matyczynski
     -----------------------
     Andrzej Matyczynski
     Chief Financial Officer
     April 30, 2000