Form 10-Q
period 2000-06-30
CITADEL HOLDING CORP
filed 2000-08-15
CIK 716634

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       __________________________________

                                   FORM 10-Q
(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended:  June 30, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from _____________ to ___________

                         Commission file number 1-8625

                          CITADEL HOLDING CORPORATION
             (Exact name of Registrant as specified in its charter)

               NEVADA                                        95-3885184
(State or other jurisdiction of incorporation or   (IRS Employer Identification
            organization)                                       No.)


550 South Hope Street                                          90071
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

                       Yes x                               No  ___

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 17, 2000, there were 5,335,913 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,333,969 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                Page
                                                                                ----
PART 1.   Financial Information
------

Item 1.   Financial Statements
          Consolidated Balance Sheets
          as of June 30, 2000 (Unaudited) and December 31, 1999................    3

          Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)    4

          Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 2000 and 1999 (Unaudited)..........    5

          Notes to Consolidated Financial Statements...........................    6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.....................   19

PART 2.   Other Information
------

Item 1.   Legal Proceedings....................................................   25
Item 2.   Changes in Securities................................................   25
Item 3.   Defaults Upon Senior Securities......................................   25
Item 4.   Submission of Matters to a Vote of Security Holders..................   25
Item 5.   Other Information....................................................   25
Item 6.   Exhibits and Reports on Form 8-K.....................................   25

Signatures.....................................................................   26

                  Citadel Holding Corporation and Subsidiaries
                    Consolidated Balance Sheets (Unaudited)

                                                                        June 30,             December 31,
                                                                          2000                 1999
                                                               ---------------------------------------------
ASSETS                                                             (In thousands, except per share amounts)
Assets
Cash and cash equivalents                                                      $ 21,440             $ 24,732
Investment in Gish Biomedical, Inc.                                               1,372                1,831
Investment in National Auto Credit, Inc.                                            897                  214
Other receivables                                                                   221                   95
Deferred tax asset, net                                                           1,154                1,125
                                                                               --------             --------
     Total current assets                                                        25,084               27,997
Note receivable from Royal George LLC                                             1,200                   --
Rental property, less accumulated depreciation                                    7,624                7,731
Investment in shareholder affiliate                                               7,000                7,000
Equity investment in and advances to Agricultural Partnerships                    2,206                2,669
Capitalized leasing costs, net                                                      878                  944
Other assets                                                                      2,158                  865
                                                                               --------             --------
     Total assets                                                              $ 46,150             $ 47,206
                                                                               ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Security deposits payable                                                      $     27             $     28
Accounts payable and accrued liabilities                                          1,990                2,254
Current portion of mortgage note payable                                            145                  128
                                                                               --------             --------
     Total current liabilities                                                    2,162                2,410
Minority interest in consolidated affiliate                                          53                   50
Lease contract payable                                                              212                  196
Deferred rental revenue                                                             195                  195
Long-term portion of mortgage notes payable                                      10,798               10,872
                                                                               --------             --------
     Total liabilities                                                           13,420               13,723
Commitments and contingencies
Stockholders' Equity
Preferred stock, par value $0.01, 20,000,000 shares
   authorized, none outstanding                                                      --                   --

Common stock, par value $0.01, 20,000,000 shares authorized,
   none outstanding (Note 8)                                                         --                   67

Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 5,335,913 issued and outstanding
                                                                                     54                   --

Class B Voting Common Stock, par value $0.01, 20,000,000
   shares authorized, 1,333,969 issued and outstanding                               13                   --

Additional paid-in capital                                                       59,603               59,603
Accumulated deficit                                                             (24,899)             (24,444)
Accumulated other comprehensive (expense) income                                    (43)                 255
Note receivable from stockholder upon common stock issuance                      (1,998)              (1,998)
                                                                               --------             --------
     Total stockholders' equity                                                  32,730               33,483
                                                                               --------             --------
Total liabilities and stockholders' equity                                     $ 46,150             $ 47,206
                                                                               ========             ========

          See accompanying notes to consolidated financial statements.

                  Citadel Holding Corporation and Subsidiaries
               Consolidated Statements of Operations (Unaudited)


                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                              June 30,
                                                     2000                1999                2000                1999
                                            ----------------------------------------------------------------------------
                                                          (In thousands of dollars, except per share amounts)
Revenues:
  Rental income                                      $   555             $ 1,186             $ 1,118             $ 2,601
  Farming management fee                                  16                   9                  20                  10
  Consulting fees from shareholder                        34                  77                  69                 155
                                                     -------             -------             -------             -------
                                                         605               1,272               1,207               2,766
                                                     -------             -------             -------             -------

Operating Expenses:
  Real estate                                            201                 410                 350                 918
  General and administrative expenses                    212                 501                 443                 751
  Depreciation and amortization                           75                  97                 149                 206
                                                     -------             -------             -------             -------
                                                         488               1,008                 942               1,875
                                                     -------             -------             -------             -------

Operating income                                         117                 264                 265                 891
                                                     -------             -------             -------             -------

Non-operating income (expense):
  Interest income                                        351                  86                 701                 130
  Interest expense                                      (224)               (324)               (449)               (556)
  Dividends on Reading preferred stock                    --                 114                 114                 228
  (Loss) earnings from investment in and
     advances to Agriculture Partnerships             (1,007)                 34              (1,107)                (66)
  Interest income from shareholder                        56                  39                 100                  78
  Gain on sale of property                                --              13,337                  --              13,337
                                                     -------             -------             -------             -------

(Loss) earnings before minority interest and            (707)             13,550                (376)             14,042
     taxes
Minority interest                                         (2)                 (3)                 (3)                 (3)
                                                     -------             -------             -------             -------
(Loss) earnings before income taxes                     (709)             13,547                (379)             14,039
(Provision) benefit for income taxes                      23              (5,543)                (76)             (5,565)
                                                     -------             -------             -------             -------
Net (loss) earnings                                  $  (686)            $ 8,004             $  (455)            $ 8,474
                                                     =======             =======             =======             =======

Basic and diluted (loss) earnings per share           $(0.10)              $1.20              $(0.07)              $1.27
                                                     =======             =======             =======             =======


          See accompanying notes to consolidated financial statements.

                  Citadel Holding Corporation and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                          2000                    1999
                                                             ---------------------------------------------
                                                                        (In thousands of dollars)
Operating Activities
Net (loss) earnings                                                        $  (455)               $  8,474
 Adjustments to reconcile net earnings to net cash provided
  by operating activities:
 Depreciation and amortization                                                 149                     206
 Gain on sale of property                                                       --                 (13,337)
 Equity in loss from Agriculture Partnerships                                1,107                      66
 Amortization of deferred leasing costs                                         66                     119
 Amortization of deferred loan costs                                            16                      58
 Minority interest                                                               3                       3
 Change in deferred income tax asset (liabilities)                             175                   4,009
 Changes in operating assets and liabilities:
  (Increase) decrease in other receivables                                    (126)                    403
  (Increase) decrease in other assets                                       (1,293)                    105
  (Decrease) in security deposits                                               (1)                    (71)
  (Decrease) increase in liabilities and deferred rent                        (248)                    554
                                                                           -------                --------
Net cash (used in) provided by operating activities                           (607)                    589
                                                                           -------                --------

Investing activities
 Purchase of Gish Biomedical, Inc. securities                                  (23)                   (289)
 Purchase of National Auto Credit, Inc. securities                            (703)                     --
 Proceeds from sale of property                                                 --                  19,683
 Capital expenditure on tenant leasehold improvement                            (2)                     --
                                                                           -------                --------
Net cash (used in) provided by investing activities                           (728)                 19,394
                                                                           -------                --------

Financing activities
 Loans and advances to Agriculture Partnerships                               (711)                   (442)
 Note receivable from Royal George LLC                                      (1,200)                     --
 Repayment of long-term borrowings                                             (46)                 (9,224)
                                                                           -------                --------
Net cash used in financing activities                                       (1,957)                 (9,666)
                                                                           -------                --------

(Decrease) increase in cash and cash equivalents                            (3,292)                 10,317
Cash and cash equivalents at beginning of period                            24,732                   4,367
                                                                           -------                --------
Cash and cash equivalents at end of period                                 $21,440                $ 14,684
                                                                           =======                ========

Supplemental Disclosures:
Interest paid                                                           $      299               $    478
Income taxes paid                                                       $      190               $     --


          See accompanying notes to consolidated financial statements.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2000
________________________________________________________________________________

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Basis of Presentation
---------------------

     The consolidated financial statements include the accounts of Citadel Holding Corporation ("Citadel") and its consolidated subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     During the six months ended June 30, 2000, the Company increased its available-for-sale securities holding in National Auto Credit, Inc, Inc. ("NAC") to 1,055,100 shares (3.04%) from 342,500 shares (1.25%) at December 31, 1999 at an additional cost of approximately $703,000. At June 30, 2000, the closing price of NAC common stock was $0.85 per share.

     The Company owns, through its interest in three general partnerships (the "Agricultural Partnerships"), a 40% interest in approximately 1,600 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch (the "Property"). The other two partners in the Agricultural Partnerships are Visalia LLC ("Visalia," a limited liability company 1% owned by Mr. James J. Cotter, the Chairman of the Board and Chief Executive Officer of the Company, and 99% owned by certain members of his family) which has a 20% interest and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. The Company accounts for its 40% investment in the Partnership utilizing the equity method of accounting (Note 5).

     In October 1996, the Company contributed cash in the amount of $7,000,000 to Reading Entertainment, Inc. ("REI" and collectively with its consolidated affiliates, "Reading") in exchange for 70,000 shares of Reading Series A Voting Cumulative Convertible Preferred Stock (the "REI Preferred Stock") and an option to transfer all or substantially all of its assets, subject to certain limitations, to Reading for Reading Common Stock (the "Asset Put Option"). The Asset Put Option has since expired. The Company accounts for its investment in Reading at cost (Note 4).

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 2000 and December 31, 1999, the results of operations and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the entire year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2000
________________________________________________________________________________

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or on its financial position.

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at June 30, 2000 is approximately $21,147,000 which is being held in institutional money market mutual funds.

Available-for-Sale securities
-----------------------------

     In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the securities holdings in Gish Biomedical, Inc. ("Gish") and NAC are recorded at fair value as available-for-sale securities. The unrealized gains/losses, net of tax, are reported as a separate component of shareholders' equity.

Basic and Diluted Earnings per Common Share
-------------------------------------------

     Basic earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average shares outstanding during the period. The weighted average number of shares outstanding for the three and six months ended June 30, 2000 and 1999 was 6,669,882 and 6,669,924, respectively.

     Diluted earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Options to purchase 115,000 and 165,000 shares of common stock were outstanding during the three and six months ended June 30, 2000, respectively, at a weighted average exercise price of $3.44 and $2.76 per share, respectively (Note 9). During the second quarter of 2000, however, the Company recorded a net loss and therefore, the stock options were anti-dilutive. Accordingly, the diluted earnings per share for the six months ended June 30, 2000 was calculated using 6,669,882, the weighted average number of shares outstanding for the six months ended June 30, 2000. Diluted earnings per share is based on 6,689,493 and 6,685,937 shares for the three and six months ended June 30, 1999, respectively, and includes the net effect of the options to purchase 53,000 shares of common stock at a weighted average price of $2.81 per share.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2000
________________________________________________________________________________

Note 2 - Note Receivable from Royal George LLC
----------------------------------------------

     On June 1, 2000, the Company entered into an agreement to loan $1,200,000 to the Royal George LLC ("$1.2M Note"), a wholly owned subsidiary of Reading Entertainment, Inc. The $1.2M Note earns interest at a fixed rate of 10% and the balance of the outstanding principal plus any accrued interest becomes payable on February 28, 2001.


Note 3 - Rental Property and Property Held for Sale
---------------------------------------------------

     The Company's rental property and property held for sale at June 30, 2000 and December 31, 1999 consist of the following:

                                                                    June 30,           December 31,
                                                                    -------            -----------
                                                                      2000                1999
                                                                      ----                ----
                                                                           (In thousands)
                                                                -----------------------------------------
Rental Property:
  Land                                                                     $2,951              $2,951
  Building and improvements                                                 5,534               5,532
                                                                           ------              ------
     Total                                                                  8,485               8,483
  Less accumulated depreciation                                              (861)               (752)
                                                                           ------              ------
Rental property, net                                                       $7,624              $7,731
                                                                           ======              ======

     At June 30, 2000 and December 31, 1999, the Company's sole rental property consisted of an office building located in Glendale, California (the "Brand Property"). With the exception of the ground floor which is leased to Fidelity Bank, the Brand Property is leased to Disney Enterprises, Inc. ("Disney"). The rental rate for the first five years of the Disney lease term, beginning February 1, 1997, is approximately $148,000 per month and approximately $164,000 for the remaining five-year term, excluding parking.

     Disney has the option to renew the lease for two consecutive five-year periods. The lease provides that the Company contribute towards tenant improvements and common area upgrades. In December 1999, Disney notified the Company of its intent to occupy the building in 2000 and requested tenant improvements amounting to approximately $1,501,000. To date, while fulfilling their lease obligations to the Company, Disney has not moved into the building and accordingly, the amount spent on the Disney tenant improvement projects to date has been minimal.

     Costs to obtain the lease inclusive of commissions, legal fees and a $450,000 payment to the previous lessor, approximating $878,000 are included in the Balance Sheet as "Capitalized leasing costs". At June 30, 2000 and December 31, 1999, accumulated amortization with respect to the Glendale Building capitalized leasing costs were $456,000 and $389,000, respectively.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2000
________________________________________________________________________________

Note 4 - Investment in Shareholder Affiliate
--------------------------------------------

     At June 30, 2000 and December 31, 1999, the Company owned 70,000 shares of REI Preferred Stock. The REI Preferred Stock has (i) a liquidation preference of $100 per share or $7,000,000 ("Stated Value"), (ii) bears a cumulative dividend of 6.5%, payable quarterly, and (iii) is convertible into shares of REI Common Stock at a conversion price of $11.50 per share. The closing price of REI stock on June 30, 2000 was approximately $5.75 per share. REI, may at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108% and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2000, or in the event of change of control of REI to require REI to repurchase the REI Series A Preferred Stock for their aggregate Stated Value plus accumulated dividends. In addition, if REI fails to pay dividends for four quarters, the Company has the option to require REI to repurchase such shares at their aggregate liquidation value plus accumulated dividends.

     The Company accounts for its investment in REI at cost and records the dividend income earned pursuant to the terms of the REI Series A Preferred Stock as "Dividends from Investment in Reading" in the Statement of Operation. The Company has received approximately $114,000 in dividends from Reading for the for the six months ended June 30, 2000, earned pursuant to the terms of the REI Series A Preferred Stock. Included in the Statements of Operations for the three and six months ended June 30, 1999 is the dividend income earned pursuant to the REI Series A Preferred Stock of approximately $114,000 and $228,000, respectively. The second quarter dividend accrued on the REI Series A Preferred Stock amounting to approximately $114,000 was paid in July 2000. Accordingly, such dividend income will be reflected in the Statement of Operations for the three and nine months ended September 30, 2000.

     As of June 30, 2000, the Company and Craig Corporation collectively with wholly owned subsidiaries ("Craig"), a shareholder affiliate of the Company, hold in the aggregate approximately 83% of the voting power of Reading, with Craig's holdings representing approximately 78% of the voting power of Reading and the Company's holdings representing approximately 5% of such voting power. As of June 30, 2000, Reading holds 1,690,938 shares of Class A Nonvoting Common Stock and 422,734 shares of Class B Voting Common Stock, or approximately 32% of the Company's outstanding common stock and Craig holds 876,885 shares of Class A Nonvoting Common Stock and 230,521 shares of Class B Voting Common Stock or approximately 17% of the Company's Common Stock.

     Summarized financial information of REI and subsidiaries as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999 is as follows:

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2000
________________________________________________________________________________

Condensed Balance Sheets (In Thousands, except per share amounts):

                                                                      June 30, 2000          December 31, 1999
                                                                      -------------          -----------------
Cash and cash equivalents                                                 $  3,214                 $ 13,277
Other current assets                                                         4,166                    3,604
Investment in unconsolidated affiliates                                     24,641                   13,098
Property held for sale                                                       3,566                    5,740
Property held for development                                               29,223                   31,624
Property and equipment, net                                                 64,418                   57,854
Other assets                                                                 4,051                    3,324
Intangible assets                                                              112                    9,975
                                                                          --------                 --------
 Total assets                                                             $133,391                 $138,496
                                                                          ========                 ========

Current liabilities                                                       $ 25,922                 $ 19,796
Other liabilities                                                            7,495                    6,953
Minority interests                                                             434                    2,064
Series A Preferred stock held by Citadel                                     7,000                    7,000
Shareholders' equity                                                        92,540                  102,683
                                                                          --------                 --------
 Total liabilities and equity                                             $133,391                 $138,496
                                                                          ========                 ========

Condensed Statement of Operations (In Thousands):

                                                    Three Months Ended June 30,                Six Months Ended June 30,
                                                        2000                1999                2000                1999
                                                     -------             -------            --------            --------
Total revenue                                        $10,961             $ 9,274            $ 22,182            $ 16,792
Theater costs                                         (9,452)             (7,669)            (19,206)            (13,839)
Depreciation and amortization                           (675)             (1,091)             (1,434)             (2,077)
General and administrative                            (2,659)             (2,971)             (5,224)             (5,333)
Write-down of assets held for sale                    (1,725)                 --              (1,725)                 --
                                                     -------             -------            --------            --------
Loss from operations                                  (3,550)             (2,457)             (5,407)             (4,457)
Interest/dividend income                                 117                 700                 283               1,438
Equity in (loss) earnings of                            (878)              2,524                (977)              2,614
 affiliates
Gain on exchange of Angelika                           3,555                  --               3,555                  --
Other income (expense), net                              340                (121)                209                (119)
                                                     -------             -------            --------            --------
(Loss) Income before income taxes                       (416)                646              (2,337)               (524)
Income taxes                                            (253)               (266)               (471)               (488)
Minority interest                                        (25)               (113)                (92)               (178)
                                                     -------             -------            --------            --------
Net (loss) income                                       (694)                267              (2,900)             (1,190)
Less preferred stock dividends                        (1,034)             (1,082)             (2,120)             (2,165)
                                                     -------             -------            --------            --------
Net income available to shareholders                 $(1,728)            $  (815)           $ (5,020)           $ (3,355)
                                                     =======             =======            ========            ========
Basic and diluted loss per share                      $(0.23)             $(0.11)             $(0.67)             $(0.45)
                                                     =======             =======            ========            ========

Included in "Equity in (loss) earnings of affiliates" is Reading's share of Citadel's (loss) earnings of approximately ($205,000) and ($144,000) for the six months ended June 30, 2000 and 1999, respectively.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2000
________________________________________________________________________________

Note 5 -  Equity investment and Note Receivable from Agricultural Partnerships
------------------------------------------------------------------------------

     At June 30, 2000 and December 31, 1999, "Investments in and advances to Agricultural Partnerships" consist of the following:

                                                                      June 30,           December 31,
                                                                       2000                     1999
                                                                      -------                   ------
                                                                              (In Thousands)
Equity investment in Agricultural Partnerships                        $(1,498)                  $ (324)
Note receivable and advances to Agricultural Partnerships               3,704                    2,993
                                                                      -------                   ------
                                                                      $ 2,206                   $2,669
                                                                      =======                   ======

     As described in Note 1, the Company has a 40% interest in the Agricultural Partnerships. In addition, the Company has provided a $3,250,000 line-of-credit ("Crop Financing Line") to the Agricultural Partnerships. Drawdowns under the Crop Financing Line, which matures on August 1, 2000, accrued interest at prime plus 100 basis points, payable quarterly.

     In December 1998, the Agricultural Partnerships suffered a devastating freeze which resulted in a loss of substantially all of its 1998-1999 crop. As a consequence of the freeze, the Agricultural Partnerships had no funds with which to repay the drawdowns on the Crop Financing Line nor the funds necessary to cover expenses needed for production of the 1999-2000 crops. Big 4 Ranch, Inc., a 40% owner spun off by the Company in 1997 to its stockholders, likewise has no funds with which to make further contributions. Accordingly, the Agricultural Partnerships generally had no sources of funding other than the Company and Visalia, for the cultural expenses needed for production of the 1999-2000 crops, or to fund the capital improvements for the 540 acres of undeveloped land owned by the Agricultural Partnership. The Company and Visalia continued to fund the Agricultural Partnerships' operating and cultural costs on an 80/20 basis with the assumption that the Agricultural Partnerships would become self-sufficient when the 1999 - 2000 crop is harvested and sold in Fiscal 2000. Citadel's portion of such funding is provided through the Crop Financing Line.

     However, the Agricultural Partnerships reported a net loss for the three and six months ended June 30, 2000 of approximately $903,000 and $1,219,000, respectively, primarily due to the glut of citrus fruit on the market which severely depressed the fruit prices. As a result of the unfavorable second quarter operating results of the Agricultural Partnerships, the Company has recorded a loan loss reserve of approximately $678,000 which is reflected in the Statement of Operations at June 30, 2000. In addition, the Company has agreed to guarantee the obligations of the Agricultural Partnerships under certain equipment leases, up to $220,000. At June 30, 2000, total loans incurred by the Agricultural Partnerships totaled approximately $3,620,000.

     In December 1997, Big 4 Farming LLC ("Farming", owned 80% by the Company and 20% by Visalia) entered into a farming services agreement (the "Farming Contract") with each of the Partnerships, pursuant to which it provides farm operation services on a year-to-year basis. The farm operation services provided by Farming include contracting for the picking, packing, and hauling of the crops. The Visalia minority interest ownership of Farming is included in the Consolidated Balance Sheet at June 30, 2000 and December 31, 1999 as "Minority interest" in the amount of $53,000 and $50,000, respectively. Visalia's portion of Farming's net earnings for the three and six months ended June 30, 2000 amounted to $2,000 and $3,000, respectively, and is included in the Consolidated Statement of Operations as "Minority interest".

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2000
________________________________________________________________________________

     In consideration of the services provided under the Farming Contract, Farming is paid an amount equal to 100% of its costs plus a profit factor equal to 5% of the gross agricultural receipts from the Big 4 properties owned by the Agricultural Partnerships, calculated after the costs of picking, packing and hauling. In addition, Farming entered into a contract with Cecelia Packing Corporation ("Cecelia" owned by James J. Cotter) for certain management consulting, purchasing and bookkeeping services for an initial term of two years at a fee of $6,000 per month plus reimbursement of certain out-of-pocket expenses. Cecelia also packs a portion of the fruit produced by the Agricultural Partnerships. During each of the three and six months ended June 30, 2000, Cecilia received a fee of $18,000 and 36,000, which was accrued but not paid at June 30, 2000. The $534,000 and $263,000 reflected below as "Due to Big 4 Farming LLC" at June 30, 2000 and at December 31, 1999 represent expenses paid by Farming on behalf of the Agricultural Partnerships not yet drawn down on the Crop Financing Line.

     Summarized financial information of the Agricultural Partnerships as of June 30, 2000 and December 31, 1999 and the results of operation for the six months ended June 30, 2000 and 1999 follows:

Condensed Balance Sheet (In thousands):

                                                                           June 30,                     December 31,
                                                                              2000                           1999
                                                                            -------                         ------
Accounts receivable                                                         $   163                         $   --
Inventory (cultural costs)                                                      813                          1,188
Property and equipment, net                                                   5,532                          5,716
Deferred loan costs                                                              60                             68
                                                                            -------                         ------
   Total assets                                                             $ 6,568                         $6,972
                                                                            =======                         ======
Accounts payable                                                            $    --                         $   --
Due to Big 4 Farming LLC                                                        534                            263
Line of Credit with Citadel                                                   3,170                          2,730
Loans payable to Visalia LLC                                                    449                            339
Loans payable to Suburban                                                        57                             63
Mortgage note payable                                                         4,050                          4,050
Partners deficit                                                             (1,692)                          (473)
                                                                            -------                         ------
   Total liabilities and partners deficit                                   $ 6,568                         $6,972
                                                                            =======                         ======

     The Prudential Purchase Money Loan in the amount of $4,050,000 is secured by, among other things, a first priority mortgage lien on the property, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. In order to defer principal payments until January 1, 2002, the Agricultural Partnerships must make capital improvements to the real property totaling $500,000 by December 31, 2000 and an additional $200,000 by December 31, 2001. If the required capital expenditures are not made, then the Agricultural Partnerships will be required to make a mandatory prepayment of principal on January 31, 2001 equal to difference between $500,000 and the amount of capital improvements made through December 31, 2000. The purchase money mortgage also imposes a prepayment penalty equal to the greater of (a) one-half of one percent of each prepayment of principal and (b) a present value calculation of the anticipated loss that the note holder will suffer as a result of such prepayment. As of June 30, 2000, the Agricultural Partnerships have made the required capital expenditures of approximately $550,000 consisting primarily of new tree plantings and improvements to irrigation systems.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2000
________________________________________________________________________________

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                     2000               1999
                                                                                  -------              -----
                                                                                        (In thousands)
Sales of crops                                                                    $ 1,408              $ 646
Costs of sales                                                                     (1,987)              (442)
                                                                                  -------              -----
 Gross margin                                                                        (579)               204
General and administrative expense (1)                                               (187)              (164)
Depreciation                                                                         (268)              (253)
Income from Federal grants                                                            134                204
Interest expense                                                                     (319)              (228)
                                                                                  -------              -----
 Net (loss)                                                                       $(1,219)             $(237)
                                                                                  =======              =====
Equity loss - 40% Citadel                                                         $  (488)             $ (95)
Loan loss provision for the Crop Financing Line                                      (678)                --
Interest income from the Crop Financing Line (2)                                       59                 29
                                                                                  -------              -----
Net (loss) from investment in and advances to
  Agriculture Partnership                                                         $  (100)             $(100)
                                                                                  =======              =====
 Agricultural Partnerships                                                        $(1,107)             $ (66)
                                                                                  =======              =====

___________________________

(1) Reflects reimbursement of expenses and fees to Big 4 Farming LLC, an 80% owned subsidiary.

(2) Interest income earned amounted to approximately $145,000 and $72,000 during the six months ended June 30, 2000 and 1999, respectively, and amounted to $78,000 and $40,000 for the three months ended June 30, 2000 and 1999, respectively. Until such time as the other partners contribute capital or the partnership has positive capital accounts, the Company is not recording interest income with respect to the other partners' 60% ownership interest amounting to approximately $87,000 and $43,200 for the six months ended June 30, 2000 and 1999, respectively, and $46,800 and $24,000 for the three months ended June 30, 2000 and 1999, respectively, for financial statement purposes.


Note 6 - Mortgage Note Payable
------------------------------

     On December 14, 1999, the Company entered into an $11,000,000 ten-year loan agreement with Nationwide Life Insurance Company. The loan is secured with the deed of trust to the Brand property and accrues interest at 8.18% per annum. Under the terms of the loan agreement, the Company began making monthly payments of approximately $86,200 per month starting February 2000 and any unpaid principal and accrued interest will become due in January 2010. The loan agreement contains various non-financial covenants regarding the use and maintenance of the property.

Note 7 - Taxes on Income
------------------------

The provision (benefit) for income taxes for the three and six months ended June 30, 2000 amounted to approximately ($23,000) and $76,000, respectively, representing a provision for estimated federal and State taxes.

Note 8 - Common Stock
---------------------

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's treasury common stock at an exercise price of $3.00 per share or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note in the amount of $1,998,000 is included in the Balance Sheet as a contra equity account under the caption "Note Receivable from shareholders" at June 30, 2000 and December 31, 1999. Interest is payable quarterly in arrears at the prime rate computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. Interest income from the Craig Secured Note amounted to approximately $56,000 and $40,000 for the three months ended June 30, 2000 and 1999, and amounted to approximately $100,000 and $78,000 for the six months ended June 30, 2000 and 1999, respectively. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium.

     On January 4, 2000, the Company reorganized under a new Nevada holding company. In that transaction, the outstanding shares of the Company's Common Stock were converted into 5,335,913 shares of Class A Nonvoting Common Stock and 1,333,200 shares of Class B Voting Common Stock as of January 4, 2000.


Note 9 - Employee Stock Option Plans
------------------------------------

   Pursuant to the Citadel Holding Corporation 1996 Nonemployee Director Stock Option Plan effective October 1996 (the "1996 Stock Option Plan"), each director of the Company who is not an employee or officer of the Company was granted, upon being named a director of Citadel, immediately vested options to purchase a total of 10,000 shares of Citadel Common Stock at an exercise price as defined in the 1996 Stock Option Plan. The 1996 Plan has been amended to provide that no further options can be granted under the 1996 Plan. Except for the options held by former director, Ronald I. Simon, there are no outstanding options under the 1996 Plan. When Mr. Simon was elected to the Board, he received options to acquire 10,000 shares of the Company's Common Stock under the 1996 Plan. Mr. Simon's options are currently valid and exercisable and, as a result of the restructure of the Company's capital stock into two classes on January 4, 2000, have automatically converted into options to acquire 8,000 and 2,000 shares, respectively, of the Non-Voting and Voting Common Stock.

     The 1999 Stock Option Plan of Citadel Holding Corporation (the "1999 Stock Option Plan") authorizes the grant of options to certain employees and directors of the Company or any Company "affiliate" (as defined in the 1999 Plan) at exercise prices not less than the market price at the date of grant. Employees are eligible for incentive stock options ("ISOs") and employees and directors are eligible for what are commonly known as "nonqualified options" ("NQOs"). Options may only be granted for ten years from the date of the plan's adoption, and options granted under the 1999 Plan expire after ten years unless extended. The options are exercisable in installments, generally beginning one year after the date of grant, except for shares granted to directors which vest immediately.

     The 1999 Stock Option Plan is administered by an Administrator who determines the persons to whom the options should be granted, sets the number and timing of any options granted, and prescribes the rules and regulations applicable to the options. The Board of Directors has formed the "Stock Option Committee", comprised entirely of independent non-employee directors, to be the Administrator of the 1999 Plan. The Board has appointed directors William C. Soady and Alfred Villasenor Jr. as the initial members of the Stock Option Committee.

     On April 13, 2000, the Stock Option Committee granted each of the Citadel directors, other than Messrs. Cotter and Tompkins, options to acquire 20,000 shares of the Class A Non-Voting Common Stock. In addition, certain officers of the Company (including Mr. Tompkins) were granted options to acquire shares of Class A Non-Voting Common Stock. The Options were granted with the support of the Board of Directors and on the condition that the recipients surrender any options held under the 1996 Stock Option Plan. The options granted on April 13, 2000 total 155,000 option shares, of which 71,000 are vested. All stock options granted on April 13, 2000 have an exercise price of $2.76 per share which was determined as the average stock trading price for the ten days immediately preceding the issuance date. None of these options are exercisable until appropriately approved by the stockholders entitled to vote on such issue. As of June 30, 2000, no change has occurred in the number of options outstanding and vested under the 1999 Plan.


Note 10 - Business Segments
---------------------------

     The following sets forth certain information concerning the Company's rental real estate operations, agricultural operations and corporate activities for the three and six months ended June 30, 2000 and 1999 (in thousands).

                                                  Rental         Agricultural
Three Months Ended June 30:                    Real Estate        Operations       Corporate (1)       Consolidated
                                             ----------------  ---------------    ----------------   -----------------
2000:
----
Revenues                                              $   555          $    16          $      34             $   605
Earnings (losses) before taxes                            374           (1,007)               (76)               (709)

1999:
----
Revenues                                              $ 1,186          $     9          $      77             $ 1,272
Earnings (losses) before taxes                         13,663               41               (157)             13,547


Six Months Ended June 30:
2000:
----
Revenues                                              $ 1,118           $    20              $  69             $ 1,207
Earnings (losses) before taxes                            813            (1,107)               (85)               (379)

1999:
----
Revenues                                              $ 2,601           $    10              $ 155             $ 2,766
Earnings (losses) before taxes                         14,257               (59)              (159)             14,039

(1) Includes consulting fee income from Reading and interest and dividend income earned with respect to the Company's cash balances and investment in Reading Preferred Stock, offset by general and administrative expenses.


Note 11 - Comprehensive Income
------------------------------

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires the Company to classify unrealized gains and/or losses on available-for-sale securities as comprehensive income.

     For the three and six months ended June 30, 2000, the Company's comprehensive loss amounted to ($753,000) indusive of ($298,000) of other comprehensive loss and to ($897,000) indusive of ($211,000) of other comprehensive loss, respectively.

Note 12 - Subsequent Events
---------------------------

     In December 1998, Reading Entertainment, a principal stockholder of the Company, James, J. Cotter, the Chairman of the Board of the Company, Craig Corporation and Michael R. Forman entered into an Agreement in Principle (the "Reading Agreement in Principle") providing for a series of transactions which contemplated Reading Entertainment leasing or acquiring various cinemas and live theatre properties held by entities owned by Messrs. Cotter and Forman. Through their interest in Craig Corporation, Messrs. Cotter and Forman are principal stockholders of both Reading and the Company.

     In May 2000, the Company and Reading Entertainment entered into an agreement ("Reading Assignment") in which Reading Entertainment assigned its rights, and the Company assumed Reading Entertainment's obligations, under the Reading Agreement in Principle, subject to certain modifications agreed to by Messrs. Cotter and Forman. Under the Reading assignment, the Company reimbursed Reading Entertainment for a deposit of $1,000,000 that Reading Entertainment had made under the Reading Agreement in Principle.

     The modified Reading Agreement in Principle provided for the Company to sublease, from Sutton Hill Associates ("Sutton Hill", a partnership owned equally by Messrs. Cotter and Forman) and operate four cinemas, and manage three other cinemas then managed by City Cinemas Corporation (a company also owned by Messrs. Cotter and Forman), all of which are located in Manhattan (New York
City) and which together are known as the "City Cinemas Circuit". The Reading Agreement in Principle also provided for the merger ("OBI Merger") with Off Broadway Investments, Inc. ("OBI"), which is in the business of owning or leasing off-Broadway style theatres in the New York City and leasing that space to producers of off-Broadway theatrical presentations. OBI owns two live theatres in New York City, the Orpheum and Minetta Lane Theatres, and leases a third live theatre, the Union Square Theatre. OBI has a right of first refusal to buy the property in which the Union Square Theatre is located, and the landlord has informed OBI that it is currently marketing that property for sale. The Company will consider exercising this right of first refusal if the price for the property is commercially reasonable. In addition, the Reading Agreement in Principle provided for certain other transactions, as described below.

     On July 28, 2000, the Company and Sutton Hill reached agreement on definitive documentation for the transactions contemplated by the modified Reading Agreement in Principle (collectively, including the OBI Merger, the "Sutton Hill Transactions"). The agreements and other documents relating to the Sutton Hill Transactions (the "Sutton Hill Transaction Documents") will be delivered on behalf of the parties upon receipt by Sutton Hill of certain third-party consents. If Sutton Hill does not receive such consents by August 25, 2000, the Sutton Hill Transaction Documents will not become effective, unless the partners agree to an extension of the delivery date. Absent a material adverse change, it is likely that the partners would agree to such an extension if the same should be required to obtain such consents. The Sutton Hill Transactions, once effective, will include:

     [a] An operating sublease ("Operating Lease") between a subsidiary of the Company and Sutton Hill Capital, LLC ("SHC"), a wholly-owned subsidiary of Sutton Hill. Under the Operating Lease, the Company will sublease from SHC four Manhattan theatres (the "City Cinemas Theatres"), for a term of ten years at an annual rent of $3,217,500, subject to certain cost-of-living and other adjustments. In addition, the Company will be responsible for the rent and other payments due under the underlying leases, which currently aggregate approximately $990,000 per year (including $330,000 payable to affiliates of Mr. Forman). At the end of the initial ten-year term, the Company will have options to either purchase the underlying leases for the City Cinemas Theatres, for a cash purchase price of $44 million, or renew the Operating Lease at the then fair market rental. The Company will pay $5,000,000 in cash (including the deposit referred to above) in consideration of the option, which will be a credit against the purchase price if the option is exercised. In addition, if the Company exercises the purchase option, the Company will also have the option to purchase from an affiliate of Mr. Forman, for an additional $4,000,000 in cash, the fee interests underlying two of the City Cinemas Theatres.

     [b] An agreement between the Company and City Cinemas, for the Company to act as sub-manager for three cinemas for which City Cinemas is the manager. Also, City Cinemas will assign to the Company management agreements, between Reading Entertainment and City Cinemas, under which City Cinemas manages the Angelika Film Center and Cafe and certain other theatres controlled by Reading Entertainment.

     [c] The purchase by the Company from Messrs. Cotter and Forman of a one-sixth interest in Angelika Film Centers, LLC ("AFC"), which owns and operates the Angelika Film Center Cafe. In payment for that interest, the Company will issue notes in the aggregate principal amount of $4,500,000, which will bear interest at the rate of 8.25%, payable quarterly, and mature two years from July 28, 2000.

     [d] A credit facility (the "SHC Credit Facility"), under which SHC may borrow up to $28,000,000 from the Company. Borrowings under the SHC Credit Facility will bear interest at the rate of 8.25% (subject to certain adjustments), payable quarterly, and will mature on December 1, 2010, or if earlier, the closing of the Company's purchase of the leases for the City Cinemas Theatres on exercise of its purchase option under the Operating Lease. The Company will not be obligated to make such loans prior to July 28, 2007, although the Company has certain options to accelerate that date. The indebtedness under the SHC Credit Facility will be secured by a pledge of the membership interest in SHC and will be subordinate to $11 million of indebtedness of SHC to an affiliate of Mr. Forman.

     [e] The OBI Merger which will be consummated by merging OBI into Citadel Off Broadway Theatres, Inc., a wholly-owned subsidiary of the Company, which will be the surviving corporation, provided the holders of Class B Voting Common Stock approve the issuance of shares of the Company's two classes of stock to acquire OBI. The Company will issue up to 2,625,820 shares of Class A Non-Voting Common stock and 656,455 shares of Class B Voting Common stock in the OBI Merger. If the issuance of shares is not approved, the OBI Merger will be completed by the Company paying $10,000,000 cash, less certain expense.

     [f] A first right of negotiation to acquire the remainder of Reading Entertainment's domestic cinema assets.

     The Operating Lease, the AFC purchase agreement, the SHC Credit Facility, the OBI Merger, and related matters were negotiated and approved by the Conflicts Committee, which received an opinion from its financial advisor as to the fairness of the transaction to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The following is a comparison of the results of operations for the three months ended June 30, 2000, ("2000 Three Months") with the three months ended June 30, 1999 ("1999 Three Months") and a comparison of the results of operations for the six months ended June 30, 2000 ("2000 Six Months") with the six months ended June 30, 1999 ("1999 Six Months"). Due to the nature of the Company's business activities, revenues and earnings have and will vary significantly reflecting the results of real estate sales, and the operating results of the Agricultural Partnerships. Accordingly, period-to-period comparisons of operating results will not necessarily be indicative of future financial results.

     The Company's net loss for the 2000 Three Months amounted to ($686,000) or ($0.10) per basic share as compared to net earnings of $8,004,000 or $1.20 per basic share for the 1999 Three Months. Net loss for the 2000 Six Months amounted to ($455,000) or ($0.07) per basic share as compared to net earnings of $8,474,000 or $1.27 per basic share for the 1999 Six Months. The significant decrease in net earnings in the 2000 periods as compared to the 1999 periods is attributable to (1) approximately $13,337,000 of gain on sale of a rental property being included in the Consolidated Statement of Operations for the 1999 period, (2) a decrease in the rental income, real estate operating expenses, and depreciation in the 2000 periods as compared to the 1999 period as a result of the rental property being sold in June 1999, (3) $678,000 of loan loss provision recorded in the second quarter of 2000 as discussed below and (4) approximately $114,000 of dividend income from the Reading Preferred Stock which was not received until July 2000.

    Rental income amounted to $555,000 and $1,118,000 for the 2000 Three and Six Months, respectively, as compared to $1,186,000 and $2,601,000 for the 1999 Three and Six Months, respectively. Real estate operating expenses decreased to $201,000 in the 2000 Three Months as compared to $350,000 in the 1999 Three Months and decreased to $410,000 in the 2000 Six Months as compared to $918,000 in the 1999 Six Months, reflecting the sale of the building located in Phoenix, Arizona, on June 2, 1999, as well as slightly lower operating costs at the remaining rental property in Glendale, California.

    Consulting income from shareholder amounted to $34,000 and $69,000 in the 2000 Three and Six Months as compared to $77,000 and $155,000 in the 1999 Three and Six Months, respectively. The Company provides a substantial portion of its executive's time providing real estate consulting services to Reading in connection with the development by Reading of multiplex cinemas in the United States, Australia and New Zealand. As a result of the significant decrease in the number of new development projects for Reading, the Company's consulting income decreased for the 2000 Three and Six Months and reflects the reduction in services provided by Citadel to Reading as compared to the 1999 Three and Six Months.

     Included in the Statement of Operations as "(Loss) earnings from investment in and advances to Agricultural Partnerships" is the loss in the 2000 Three and Six Months amounting to ($1,007,000) and ($1,107,000), respectively, and the earnings (loss) in the 1999 Three and Six Months of $34,000 and ($66,000), respectively. Since the freeze in Fiscal 1998 that destroyed virtually all of the Agricultural Partnerships' 1998-1999 citrus crop, the Company has funded the Agricultural Partnerships on an 80/20 basis with Visalia LLC as the Agricultural Partnerships had no funds to meet their operational expenses. The Big 4 Ranch, Inc. ("BRI"), likewise, had no resources to make additional capital contributions.

Accordingly, the Company and Visalia LLC funded the Agricultural Partnerships anticipating repayment on the advances to and interest income from the Agricultural Partnerships when the 2000-2001 crop was harvested and sold during the second and third quarters of Fiscal 2000.

     During the second quarter of 2000, however, the citrus fruit prices declined sharply due to the over-abundance of citrus products and as a result, the Agricultural Partnerships recorded a net loss of ($903,000) and ($1,219,000) for the Three and Six months ended June 30, 2000, respectively. Given the unfavorable second quarter operating results of the Agricultural Partnerships, the Company has recorded a loan loss reserve of approximately $678,000 in the second quarter of 2000. The Company believes that such loan loss provision was warranted based on the disappointing 1999-2000 results. In addition, the Company has elected not to record the other partners' 60% portion of the interest income (earned at prime plus 100 basis points) for the financial statements purposes which amounted to approximately $40,000 and $87,000 for the Three and Six Months 2000, respectively. At June 30, 2000, the Agricultural Partnerships had deficit partner's capital of approximately ($1,692,000).

     Interest income (reflected in the Statement of Operations as "Interest income" and "Interest income from shareholders") increased between the 2000 and 1999 periods and amounted to $407,000 and $801,000 for the Three and Six Months 2000, respectively, as compared to $125,000 and $208,000 for the Three and Six Months 1999, respectively. The overall increase is a result of the increased cash balances due to the $11,000,000 received from the refinancing agreement with Nationwide in December 1999 as well as the rising interest rate during the Three and Six Months 2000 as compared to the same periods in 1999.

     Dividend income from investment in Reading decreased between the 2000 and 1999 periods and amounted to $0 and $114,000 for the Three and Six Months 2000, respectively, as compared to $114,000 and $228,000 for the Three and Six Months 1999. The Board of Directors of Reading Entertainment, Inc. ("REI") had approved the payment of the second quarter 2000 dividend on the REI Series A Preferred Stock in July 2000, and the second quarter dividend received by the Company in July 2000 will be recorded in the Statement of Operations for the third quarter 2000. REI reported a net loss applicable to common shareholders of approximately ($1,728,000) and ($5,020,000) for the Three and Six Months 2000, respectively, as compared to net loss applicable to common shareholders of approximately ($815,000) and ($3,355,000) in the Three and Six Months 1999.

     General and administrative expenses decreased in the Three and Six Months 2000 and amounted to $212,000 and $443,000, respectively, as compared to $501,000 and $751,000 in the Three and Six Months 1999, respectively. The Three and Six Months 1999 includes a $250,000 charge for consulting fees payable over the twelve month period beginning August 1, 1999 to the Company's former President, who resigned effective August 1, 1999. In addition, the Company experienced an overall decrease in general and administrative expenses during the Three and Six Months 2000 primarily as a result of the Company disposal of the rental property in Phoenix, Arizona in June 1999.

     Interest expense was $224,000 and $449,000 for the Three and Six Months 2000 respectively, as compared to $324,000 and $556,000 for the Three and Six Months 1999, respectively. Two mortgage loans that were outstanding during the Three and Six Months 1999 were paid off in June 1999, concurrently with the sale of the property in Phoenix, Arizona. In December 1999, however, the Company entered into an $11,000,000 loan agreement with Nationswide Bank (the "$11M Note"). The decrease in the interest expense is generally attributable to the lower interest rate negotiated on the $11,000,000 loan, the effect of which was slightly offset by an increase in the outstanding loan principal. The $11M Note accrues interest at a fixed rate of 8.18% per annum. The terms of the mortgage loans outstanding during the 1999 Three and Six Months provided for an adjustable rate of interest, which rate amounted to approximately 9.44%.


Business Plan, Capital Resources and Liquidity

Business Plan
-------------

     The Company has been engaged in recent periods primarily in the business of owning and managing its real estate intensive assets and in the offering of various real estate consulting services to its affiliates. The Company intends, at least for the near term, to continue to manage its commercial real estate, to provide real estate consulting services to its affiliates, and to explore opportunities in the real estate-based segment of the entertainment industry. In regards to the Company's investment in the Agricultural Partnerships, the Company's management and the board of directors are reviewing the options available to the Company.

     In December 1998, Reading Entertainment, a principal stockholder of the Company, James, J. Cotter, the Chairman of the Board of the Company, Craig Corporation and Michael R. Forman entered into an Agreement in Principle (the "Reading Agreement in Principle") providing for a series of transactions which contemplated Reading Entertainment leasing or acquiring various cinemas and live theatre properties held by entities owned by Messrs. Cotter and Forman. Through their interest in Craig Corporation, Messrs. Cotter and Forman are principal stockholders of both Reading and the Company.

     In May 2000, the Company and Reading Entertainment entered into an agreement ("Reading Assignment") in which Reading Entertainment assigned its rights, and the Company assumed Reading Entertainment's obligations, under the Reading Agreement in Principle, subject to certain modifications agreed to by Messrs. Cotter and Forman. Under Reading assignment, the Company reimbursed Reading Entertainment for a deposit of $1,000,000 that Reading Entertainment had made under the Reading Agreement in Principle.

     The modified Reading Agreement in Principle provided for the Company to sublease, from Sutton Hill Associates ("Sutton Hill", a partnership owned equally by Messrs. Cotter and Forman) and operate four cinemas, and manage three other cinemas then managed by City Cinemas Corporation (a company also owned by Messrs. Cotter and Forman), all of which are located in Manhattan (New York
City) and which together are known as the "City Cinemas Circuit". The Reading Agreement in Principle also provided for the merger ("OBI Merger") with Off Broadway Investments, Inc. ("OBI"), which is in the business of owning or leasing off-Broadway style theatres in the New York City and leasing that space to producers of off-Broadway theatrical presentations. OBI owns two live theatres in New York City, the Orpheum and Minetta Lane Theatres, and leases a third live theatre, the Union Square Theatre. OBI has a right of first refusal to buy the property in which the Union Square Theatre is located, and the landlord has informed OBI that it is currently marketing that property for sale. The Company will consider exercising this right of first refusal if the price for the property is commercially reasonable. In addition, the Reading Agreement in Principle provided for certain other transactions, as described below.

     On July 28, 2000, the Company and Sutton Hill reached agreement on definitive documentation for the transactions contemplated by the modified Reading Agreement in Principle (collectively, including the OBI Merger, the "Sutton Hill Transactions"). The agreements and other documents relating to the Sutton Hill Transactions (the "Sutton Hill Transaction Documents") will be delivered on behalf of the parties upon receipt by Sutton Hill of certain third-party consents. If Sutton Hill does not receive such consents by August 25, 2000, the Sutton Hill Transaction Documents will not become effective, unless the partners agree to an extension of the delivery date. Absent a material adverse change, it is likely that the partners would agree to such an extension if the same should be required to obtain such consents. The Sutton Hill Transactions, once effective, will include:

     [a] An operating sublease ("Operating Lease") between a subsidiary of the Company and Sutton Hill Capital, LLC ("SHC"), a wholly-owned subsidiary of Sutton Hill. Under the Operating Lease, the Company will sublease from SHC four Manhattan theatres (the "City Cinemas Theatres"), for a term of ten years at an annual rent of $3,217,500, subject to certain cost-of-living and other adjustments. In addition, the Company will be responsible for the rent and other payments due under the underlying leases, which currently aggregate approximately $990,000 per year (including $330,000 payable to affiliates of Mr. Forman). At the end of the initial ten-year term, the Company will have options to either purchase the underlying leases for the City Cinemas Theatres, for a cash purchase price of $44 million, or renew the Operating Lease at the then fair market rental. The Company will pay $5,000,000 in cash (including the deposit referred to above) in consideration of the option, which will be a credit against the purchase price if the option is exercised. In addition, if the Company exercises the purchase option, the Company will also have the option to purchase from an affiliate of Mr. Forman, for an additional $4,000,000 in cash, the fee interests underlying two of the City Cinemas Theatres.

     [b] An agreement between the Company and City Cinemas, for the Company to act as sub-manager for three cinemas for which City Cinemas is the manager. Also, City Cinemas will assign to the Company management agreements, between Reading Entertainment and City Cinemas, under which City Cinemas manages the Angelika Film Center and Cafe and certain other theatres controlled by Reading Entertainment.

     [c] The purchase by the Company from Messrs. Cotter and Forman of a one-sixth interest in Angelika Film Centers, LLC ("AFC"), which owns and operates the Angelika Film Center Cafe. In payment for that interest, the Company will issue notes in the aggregate principal amount of $4,500,000, which will bear interest at the rate of 8.25%, payable quarterly, and mature two years from July 28, 2000.

     [d] A credit facility (the "SHC Credit Facility"), under which SHC may borrow up to $28,000,000 from the Company. Borrowings under the SHC Credit Facility will bear interest at the rate of 8.25% (subject to certain adjustments), payable quarterly, and will mature on December 1, 2010, or if earlier, the closing of the Company's purchase of the leases for the City Cinemas Theatres on exercise of its purchase option under the Operating Lease. The Company will not be obligated to make such loans prior to July 28, 2007, although the Company has certain options to accelerate that date. The indebtedness under the SHC Credit Facility will be secured by a pledge of the membership interest in SHC and will be subordinate to $11 million of indebtedness of SHC to an affiliate of Mr. Forman.

     [e] The OBI Merger which will be consummated by merging OBI into Citadel Off Broadway Theatres, Inc., a wholly-owned subsidiary of the Company, which will be the surviving corporation, provided the holders of Class B Voting Common Stock approve the issuance of shares of the Company's two classes of stock to acquire OBI. The Company will issue up to 2,625,820 shares of Class A Non-Voting Common Stock and 656,455 shares of Class B Voting

     Common Stock in the OBI Merger. If the issuance of shares is not approved, the OBI Merger will be completed by the Company paying $10,000,000 cash, less certain expenses.

     [f] A first right of negotiation to acquire the remainder of Reading Entertainment's domestic cinema assets.

     The Operating Lease, the AFC purchase agreement, the SHC Credit Facility, the OBI Merger, and related matters were negotiated and approved by the Conflicts Committee, which received an opinion from its financial advisor as to the fairness of the transaction to the Company.

Capital Resources and Liquidity
-------------------------------

     Cash and cash equivalents decreased approximately $3,292,000 from $24,732,000 at December 31, 1999 to $21,440,000 at June 30, 2000. Net cash used in investing activities amounted to $728,000 in the 2000 Six Months and reflects additional purchase of National Auto Credit, Inc. and Gish Biomedical, Inc.'s common stock during this period, partially offset by unrealized loss on the securities. Net cash used in financing activities amounted to $1,957,000 in the 2000 Six Months and resulted from (i) $711,000 in additional funding made to the Agriculture Partnerships, (ii) a loan to Royal George LLC in the amount of $1,200,000 at an interest rate of 10%, and (iii) the payments made on the $11M Note.

     The Company expects that its sources of funds in the near term will include
(i) cash on hand and related interest income, (ii) cash flow from the operations of its remaining real estate property, and (iii) preferred stock dividend, payable quarterly, from REI amounting to approximately $455,000, annually.

    In the short term, uses of funds are expected to include (i) funding of the Agricultural Partnerships under the Crop Financing Line, (ii) funding of the Glendale Building leasehold and tenant improvements of approximately $1,501,000,
(iii) operating expenses, (iv) debt service pursuant to the $11,000,000 property mortgage, and (v) the pending acquisition of the City Cinemas and Angelika Film Center assets. In addition, the Company had agreed to provide a $200,000 line of credit to the Big 4 Ranch, Inc. as part of its spin-off. To date, no loans have been requested with respect to this commitment.

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

     A.  Exhibits

27   Financial Data Schedule (filed herewith)

     A.  Reports on Form 8-K

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

                          CITADEL HOLDING CORPORATION
                          ---------------------------

By:  /s/ James J. Cotter
     -------------------
     James J. Cotter
     Chief Executive Officer
     August 14, 2000


     /s/ Andrzej Matyczynski
     -----------------------
     Andrzej Matyczynski
     Chief Financial Officer
     August 14, 2000