Form 10-Q
period 2000-09-30
CITADEL HOLDING CORP
filed 2000-11-20
CIK 716634

        ===================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       __________________________________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ___________

                         Commission file number 1-8625

                          CITADEL HOLDING CORPORATION
             (Exact name of Registrant as specified in its charter)


            NEVADA                                     95-3885184
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

       550 South Hope Street                               90071
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

                    Yes    X                           No  ___
                          ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 2000, there were 7,958,379 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,989,585 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

================================================================================

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                          Page
                                                                                          ----
PART I.           Financial Information
------

Item 1.           Financial Statements
                  Consolidated Balance Sheets
                    as of September 30, 2000 (Unaudited) and December 31, 1999.......     1

                  Consolidated Statements of Operations
                    for the Three and Nine Months Ended
                    September 30, 2000 and 1999 (Unaudited).........................      3

                  Consolidated Statements of Cash Flows
                    for the Nine Months Ended September 30, 2000 and 1999 (Unaudited)     4

                  Notes to Consolidated Financial Statements........................      5

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results of Operations..................   20

PART II.          Other Information
-------

Item 1.           Legal Proceedings..................................................    24

Item 2.           Changes in Securities..............................................    24

Item 3.           Defaults Upon Senior Securities....................................    24

Item 4.           Submission of Matters to a Vote of Security Holders................    24

Item 5.           Other Information..................................................    24

Item 6.           Exhibits and Reports on Form 8-K...................................    25

                  Signatures.........................................................    26

                         PART I - Financial Information
                         ------------------------------

Item 1 - Financial Statements

Citadel Holding Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)



                                                                               September 30,      December 31,
                                                                                  2000               1999
--------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents (Note 1)                                             $15,522            $24,732
Investment in Gish Biomedical, Inc. (Note 1)                                     1,217              1,831
Investment in National Auto Credit, Inc. (Note 1)                                  792                214
Other receivables                                                                  886                 95
Deferred tax asset, net                                                          1,312              1,125
---------------------------------------------------------------------------------------------------------------------

        Total current assets                                                    19,729             27,997

Rental property, net (Note 2)                                                    8,336              7,731
Property and equipment, net (Note 2)                                            10,577                 --
Investment in shareholder affiliate (Note 3)                                     7,000              7,000
Investment in Angelika Film Center LLC (Note 11)                                 3,254                 --
Equity investment in and advances to
  Agricultural Partnerships (Note 4)                                                --              2,669
Intangible assets, net (Note 1)                                                  6,778                944
Other assets                                                                     5,879                865

---------------------------------------------------------------------------------------------------------------------
        Total assets                                                           $61,553            $47,206
---------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

Citadel Holding Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)


                                                                               September 30,         December 31,
                                                                                  2000                1999
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities                                      $  5,674            $  2,282
Current portion of mortgage note payable (Note 5)                                1,035                 128
------------------------------------------------------------------------------------------------------------------------

        Total current liabilities                                                6,709               2,410

Minority interest in consolidated affiliate (Note 4)                                53                  50
Note payable to Sutton Hill Associates (Note 11)                                 4,500                  --
Long-term portion of mortgage notes payable (Note 5)                             9,873              10,872
Other liabilities                                                                  441                 391
------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                       21,576              13,723
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $0.01, 20,000,000 shares
 authorized, none outstanding                                                       --                  --
Common stock, par value $0.01, 20,000,000 shares authorized,
 none outstanding (Note 7)                                                          --                  67
Class A Nonvoting Common Stock, par value $0.01, 100,000,000
 shares authorized, 7,958,379 issued and outstanding                                80                  --
Class B Voting Common Stock, par value $0.01, 20,000,000
 shares authorized, 1,989,585 issued and outstanding                                20                  --
Additional paid-in capital                                                      69,571              59,603
Accumulated deficit                                                            (27,493)            (24,444)
Accumulated other comprehensive (loss) income (Note 10)                           (203)                255
Note receivable from stockholder                                                (1,998)             (1,998)
--------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                              39,977              33,483
--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $ 61,553            $ 47,206
---------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

Citadel Holding Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                         September 30,
                                                            -------------                         ------------
                                                       2000               1999               2000               1999
-------------------------------------------------------------------------------------------------------------------------
Operating revenues
   Theater                                          $ 1,317            $    --            $ 1,317           $     --
   Real estate                                          602                551              1,720              3,152
   Farm management fee                                    1                 --                 21                 10
   Consulting income from shareholder                    35                 49                104                204
-------------------------------------------------------------------------------------------------------------------------
                                                      1,955                600              3,162              3,366
-------------------------------------------------------------------------------------------------------------------------
Operating expenses
   Theater                                           (1,680)                --             (1,680)                --
   Real estate                                         (202)              (178)              (552)            (1,096)
   Depreciation and amortization                       (161)               (66)              (310)              (272)
   General and administrative                          (324)              (265)              (767)            (1,016)
-------------------------------------------------------------------------------------------------------------------------
                                                     (2,367)              (509)            (3,309)            (2,384)
-------------------------------------------------------------------------------------------------------------------------
Operating (loss) earnings                              (412)                91               (147)               982

Other revenues (expenses)
  Interest income                                       325                196              1,026                326
  Dividends on Reading
     preferred stock (Note 3)                           227                113                341                341
  Interest income from shareholder                       79                 41                179                119
  Equity earnings of Angelika                            15                 --                 15                 --
  Interest expense                                     (257)                --               (706)              (556)
  Loss from investment in and advances to
     Agricultural Partnerships (Note 4)              (2,647)              (109)            (3,754)              (175)
  Gain on sale of property                               --                 --                 --             13,337
-------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before minority interest
 and income taxes                                    (2,670)               332             (3,046)            14,374
Minority interest                                        --                  1                 (3)                (2)
-------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before income taxes                  (2,670)               333             (3,049)            14,372
Income tax benefit (expense) (Note 6)                    76                422                 --             (5,143)
-------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                 $(2,594)           $   755            $(3,049)          $  9,229
-------------------------------------------------------------------------------------------------------------------------
Basic and diluted (loss) earnings per share
 (Note 1)                                           $ (0.38)           $  0.11            $ (0.45)          $   1.38
-------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

Citadel Holding Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                      ------------
                                                                             2000                     1999
----------------------------------------------------------------------------------------------------------------
Operating Activities
    Net (loss) earnings                                                  $ (3,049)                $  9,229
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Provision for loss on advances to Agricultural                        2,601                   (1,096)
      Partnerships
      Depreciation and amortization                                           310                      272
      Change in deferred income taxes                                          59                    3,967
      Other, net                                                              123                      212
      Minority interest                                                         3                        2
      Equity in the earnings of the Angelika Film Center LLC                  (15)                      --
      Gain on sale of property                                                 --                  (13,337)
      Changes in assets and liabilities:
        (Increase) decrease in other receivables                             (791)                     462
         Decrease (increase) in other assets                                   41                      (31)
         Increase in intangible assets, net                                (1,233)                      --
         Increase (decrease) in other liabilities                           2,652                     (425)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                           701                     (745)
----------------------------------------------------------------------------------------------------------------
Investing activities
    Payment of City Cinemas option fee                                     (5,000)                      --
    Purchase of the Royal George Theatre                                   (2,908)                      --
    Payment of acquisition costs                                             (829)                      --
    Purchase of National Auto Credit, Inc. common stock                      (703)                      --
    Purchase of Angelika Dallas development                                  (356)                      --
    Purchase of Gish Biomedical, Inc. securities                              (23)                    (309)
    Proceeds from sale of property                                             --                   19,683
    Purchase of equipment                                                      --                      (55)
----------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                        (9,819)                  19,319
----------------------------------------------------------------------------------------------------------------
Financing activities
   Repayment of long-term borrowings                                          (92)                  (9,224)
   Lease contract proceeds                                                     --                      199
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                           (92)                  (9,025)
----------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                           (9,210)                   9,549
Cash and cash equivalents at beginning of period                           24,732                    4,367
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 15,522                 $ 13,916
----------------------------------------------------------------------------------------------------------------
Supplemental Disclosures
Interest paid                                                            $    796                 $    572
Income taxes paid                                                        $     --                 $     --

Non-Cash Transactions -See Note 11
Purchase of Angelika Interest
Issuance of Common Stock Issuance for OBI


          See accompanying notes to consolidated financial statements.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2000

________________________________________________________________________________

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of Citadel Holding Corporation and its consolidated subsidiaries ("Citadel" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     In September 2000, the Company acquired Off-Broadway Theatres, Inc. ("OBI"), issuing $10,000,000 of the Company's Class A and Class B common stock to effect the acquisition, and merged OBI into a wholly-owned subsidiary of the Company. The Company also purchased a 1/6th membership interest in the Angelika Film Center LLC ("AFC") and acquired leasehold and management rights to operate eight cinemas (collectively referred to as the "City Cinemas") from Sutton Hill Associates ("SHA") for $4,500,000. The Company accounted for its acquisition of OBI in accordance with the purchase method of accounting, with the operations of OBI included in the Company's operations from the date of acquisition, September 20, 2000. The Company accounts for its interest in AFC using the equity method. The Company accounts for the City Cinemas' leaseholds as a ten year operating sub-lease (see Note 11), with an annual rent of $3,217,500.

     During the nine months ended September 30, 2000, the Company increased its ownership of the common stock of National Auto Credit, Inc, Inc. ("NAC") to 1,055,100 shares (3.04% of such shares outstanding) from 342,500 shares (1.25% of such shares outstanding) at December 31, 1999, at an additional cost of approximately $703,000. At September 30, 2000, the closing price of NAC common stock was $0.75 per share. On November 3, 2000, NAC repurchased 21,141,239 shares of its common stock and 100 shares of its preferred stock, resulting in an increase in the Company's percentage ownership of that company to 7.75% of the shares outstanding. The Company's investment in NAC common stock is classified as available-for-sale.

     The Company owns, through its interest in three general partnerships (the "Agricultural Partnerships"), a 40% interest in approximately 1,600 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch. The other two partners in the Agricultural Partnerships are Visalia LLC ("Visalia," a limited liability company 1% owned by Mr. James J. Cotter, the Chairman of the Board of the Company, and 99% owned by certain members of his family) which has a 20% interest, and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. The Company accounts for its 40% investment in the Agricultural Partnerships utilizing the equity method of accounting (see Note 4).

     In October 1996, the Company contributed cash in the amount of $7,000,000 to Reading Entertainment, Inc. ("REI" and collectively, with its consolidated affiliates, "Reading") in exchange for 70,000 shares of REI Series A Voting Cumulative Convertible Preferred Stock ("REI Preferred Stock") and a now expired option to transfer all, or substantially all of its assets, subject to certain limitations, to REI for REI Common Stock. The Company accounts for its investment in REI at cost (see Note 3).

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of September 30, 2000 and December 31, 1999, and the results of its operations and its cash flows for the three and nine months ended September 30, 2000 and 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the entire year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 and for the year then ended.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management believes that the Company is in compliance with the requirements of SAB 101, and therefore does not expect that the adoption of SAB 101 will have a material effect on the Company's results of operations or on its financial position.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at September 30, 2000 is approximately $14,638,000, which is being held in institutional money market mutual funds.

Available-for-Sale Securities

     In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the securities holdings in Gish Biomedical, Inc. ("Gish") and NAC are recorded at their respective fair values at each reporting date, and are classified as available-for-sale. Accordingly, any unrealized gains/losses, net of tax, are reported as a separate component of shareholders' equity.

Intangible Assets

     The Company's intangible assets consist of (1) $5,105,000 of goodwill arising from the OBI purchase, (2) $844,000 of capitalized leasing costs, and
(3) $829,000 of capitalized acquisition costs relating to the OBI and City Cinemas Transactions. The Company amortizes its capitalized acquisition costs and goodwill over 10 years, and amortizes its capitalized leasing costs over the term of the underlying tenant lease.

Basic and Diluted Earnings per Share

     Basic earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average shares outstanding during the period. The weighted average number of shares outstanding for the three and nine months ended September 30, 2000 were 7,026,195 and 6,789,520, respectively.

     Diluted earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Options to purchase 163,000 and 2,000 shares of Class A and Class B common stock were outstanding at September 30, 2000, respectively, at a weighted average exercise price of $2.76 and $3.00 per share, respectively (see Note 8). Options to purchase an average of 31,000 and 45,666 shares of common stock were outstanding during the three and nine months ended September 30, 1999, respectively. During the three and nine months ended September 30, 2000, however, the Company recorded a net loss and therefore, the effect of these stock options was anti-dilutive. Accordingly, the diluted earnings per share for the three and nine months ended September 30, 2000 were calculated using 7,030,111 and 6,789,958, respectively, the weighted average number of shares outstanding for the three and nine months ended September 30, 2000.


Note 2 - Rental Property and Property and Equipment

     The table below sets forth the Company's investment in rental property and property and equipment as of the dates indicated.

                                                                                 September 30,      December 31,
                                                                                     2000              1999
          --------------------------------------------------------------------------------------------------------
                                                                                       (dollars in thousands)
          Rental Property
          Land                                                                   $   2,951          $   2,951
          Building and improvements                                                  6,320              5,532
          --------------------------------------------------------------------------------------------------------
                                                                                     9,271              8,483
          Less accumulated depreciation                                               (935)              (752)
          --------------------------------------------------------------------------------------------------------
          Rental property, net                                                   $   8,336          $   7,731
          --------------------------------------------------------------------------------------------------------
          Property and Equipment
          Land                                                                   $   4,575          $      --
          Building                                                                   4,148                 --
          Leasehold interest                                                         1,322                 --
          Construction-in-progress                                                     380                 --
          Fixtures and equipment                                                       219                 --
          --------------------------------------------------------------------------------------------------------
                                                                                    10,644                 --
          Less accumulated depreciation                                                (67)                --
          --------------------------------------------------------------------------------------------------------
          Property and equipment, net                                            $  10,577          $      --
          --------------------------------------------------------------------------------------------------------

Rental Property

     At September 30, 2000 and December 31, 1999, the Company owned one rental property, an office building located in Glendale, California. This property does not house any of the Company's operations and is not a part of the Company's cinema exhibition or live theater businesses. The building's rental space was subject to long-term leases at each reporting date. Under the existing lease for a majority of the rental space, the Company is obligated to fund certain tenant improvements, amounting to approximately $1,985,000. Through September 30, 2000, approximately $788,000 of the Company's commitment had been accrued. The Company's capitalized basis in the property includes the cost of the land and improvements. The building improvements are being depreciated over 39 years, the tenant improvements are being depreciated over the remaining lease term of 7 years, and the capitalized transaction costs are being amortized over 10 years, or the term of the primary lease.

Property and Equipment

     As a result of the OBI acquisition, the City Cinemas Transactions, and the Royal George Theater acquisition, the Company now owns three live theaters and has leasehold interests in four cinemas and one live theater (see Notes 1 and 11). During the three months ended September 30, 2000, the Company acquired the leasehold interest in an 8-screen Angelika cinema currently under construction in Dallas ("Angelika-Dallas"), and recorded the project as construction-in-progress, at cost (see Note 11). The land, building and leasehold interests arising from the OBI and Royal George Theatre acquisitions were recorded at their fair values.


Note 3 - Investment in Shareholder Affiliate

     At September 30, 2000 and December 31, 1999, the Company owned 70,000 shares of REI Preferred Stock. The REI Preferred Stock has (1) a liquidation preference of $100 per share, or $7,000,000 ("Stated Value"), (2) bears a cumulative dividend of 6.5%, payable quarterly, and (3) is convertible into shares of REI Common Stock at a conversion price of $11.50 per share. The closing price of REI common stock on September 30, 2000 was approximately $3.875 per share. REI may, at its option, redeem the REI Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108%, and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001, or in the event of a change of control of REI, to require REI to repurchase the REI Preferred Stock for an amount equal to its Stated Value plus accumulated dividends. In addition, if REI fails to pay dividends for four consecutive quarters, the Company has the option to require REI to repurchase the REI Preferred Stock at an amount equal to its Stated Value plus accumulated dividends.

     The Company accounts for its investment in REI at cost, and records as revenue dividends declared by REI on the REI Preferred Stock. For the three and nine months ended September 30, 2000, the Company recorded as revenue dividends of $227,000 and $341,000, respectively, from its investment in REI Preferred Stock. Due to the absence of symmetry between the Company's reporting and dividend declaration dates, dividends for the six months ended September 30, 2000 are included in the results for the three months ended September 30, 2000. However, dividends for the nine months ended September 30, 2000 and 1999 reflect dividends for each of the three calendar quarters in each period.

     As of September 30, 2000, the Company and Craig Corporation ("Craig"), a shareholder affiliate of the Company, owned securities of Reading which afforded them an aggregate 83% voting interest in Reading, of which Craig's holdings represented approximately 78% of the voting power of Reading and the Company's holdings represented approximately 5% of such voting power. As of September 30, 2000, Reading owns 1,690,938 shares of the Company's Class A Nonvoting Common Stock and 422,734 shares of the Company's Class B Voting Common Stock, or approximately 21% of the Company's outstanding common stock, and Craig owns 876,885 shares of the Company's Class A Nonvoting Common Stock and 230,521 shares of Class B Voting Common Stock, or approximately 11% of the Company's outstanding common stock.


Note 4 -  Equity Investment and Note Receivable from Agricultural Partnerships

     As described in Note 1, the Company has a 40% interest in the Agricultural Partnerships, which own and manage a 1,600-acre citrus farm in California. In addition to its equity investment, the Company has provided a $3,250,000 line-of-credit ("Crop Financing Line") to the Agricultural Partnerships. Drawdowns under the Crop Financing Line, which matured on August 1, 2000, accrue interest at the Prime Rate plus 100 basis points, payable quarterly. The Company has extended the Crop Financing Line on a day-to-day basis pending its full review of its aggregate investments in and commitments to this business.

     In December 1998, the Agricultural Partnerships suffered a devastating freeze which resulted in a loss of its 1998-1999 crop and, as a result, the Agricultural Partnerships had no funds with which to repay the Crop Financing Line nor the funds necessary to cover its operating expenses. Big 4 Ranch, Inc., a 40% owner spun off by the Company in 1997 to its stockholders, likewise had no funds with which to make further contributions. Accordingly, the Company wrote off its equity investment in the Agricultural Partnerships in 1998, and together with Visalia, have since funded the Agricultural Partnerships' expenses on an 80/20 basis, with the assumption that the Agricultural Partnerships would become self-sufficient when the 1999 - 2000 crop was harvested and sold. In addition, the Company has guaranteed the obligations of the Agricultural Partnerships under certain equipment leases, up to $197,000.

     Big 4 Farming LLC ("Farming"), which is owned 80% by the Company and 20% by Visalia, provides farm operation services to the Agricultural Partnerships and is paid 5% of the gross agricultural receipts, less certain expenses and reimbursement of its costs. Farming also has a contract with Cecelia Packing Corporation ("Cecelia"), an entity owned by James J. Cotter, for certain consulting, purchasing and bookkeeping services, for which Cecelia receives a fee of $6,000 per month, plus reimbursement of certain out-of-pocket expenses. Cecelia also packs a portion of the fruit produced by the Agricultural Partnerships. For the three and nine months ended September 30, 2000, Cecilia earned fees of $18,000 and $54,000, respectively, none of which had been paid at September 30, 2000. Included astride the caption "Due to Citadel and Farming" in the condensed balance sheets of the Agricultural Partnerships which are set forth below, are $754,000 and $263,000 of expenses paid by Farming on behalf of the Agricultural Partnerships that were not drawn down on the Crop Financing Line at September 30, 2000 and at December 31, 1999, respectively. The Visalia ownership of Farming is included in the Consolidated Balance Sheets at September 30, 2000 and December 31, 1999 as "Minority interest", in the amounts of $53,000 and $50,000, respectively. Visalia's portion of Farming's net earnings for the three and nine months ended September 30, 2000 amounted to $0 and $3,000, respectively, and is included in the Consolidated Statements of Operations as "Minority interest".

     At December 31, 1999, the Company had a net investment in and advances to the Agricultural Partnerships of $2,669,000, which amount included advances under the Crop Financing Line, advances from Farming, and the Company's equity investment in the Agricultural Partnerships, adjusted for the Company's share of losses to date. During the nine months ended September 30, 2000, the Company advanced $662,000 under the Crop Financing Line and, separately, $491,000 from Farming. Based upon the historically poor financial performance of the Agricultural Partnerships, the current negative cash flow being generated by the Agricultural Partnerships, the uncertain prospects for the current harvest, and uncertainty about the prospects for the Agricultural Partnerships to generate positive cash flow in the future, management determined, in September 2000, to fully-reserve its outstanding advances to the Agricultural Partnerships, thereby reducing to zero the Company's net investment therein at September 30, 2000.

    The tables below set forth condensed financial information for the Agricultural Partnerships for the periods indicated.

                                                                     September 30,                December 31,
  Condensed Balance Sheets                                               2000                        1999
 ----------------------------------------------------------------------------------------------------------------
                                                                             (dollars in thousands)
  Inventory                                                          $    899                    $  1,188
  Property and equipment, net                                           5,407                       5,716
  Deferred loan costs                                                      56                          68
-----------------------------------------------------------------------------------------------------------------
    Total assets                                                     $  6,362                    $  6,972
-----------------------------------------------------------------------------------------------------------------
  Accounts payable                                                        195                          --
  Due to Citadel and Farming                                            4,146                       2,993
  Loans payable                                                         4,608                       4,452
  Partners' deficit                                                    (2,587)                       (473)
-----------------------------------------------------------------------------------------------------------------
    Total liabilities and partners' deficit                          $  6,362                    $  6,972
-----------------------------------------------------------------------------------------------------------------

                                                              Three months ended            Nine months ended
                                                                September 30,                 September 30,
                                                                ------------                  ------------
  Condensed Statements of Operations                        2000           1999           2000           1999
-----------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)

  Revenue                                                $   220          $  95        $ 1,762          $ 945
  Cost of sales                                             (625)           (96)        (2,612)          (538)
-----------------------------------------------------------------------------------------------------------------
  Gross margin                                              (405)            (1)          (850)           407
  General and administrative expenses                       (169)           (67)          (356)          (231)
  Depreciation                                              (134)          (127)          (402)          (380)
  Interest expense                                          (186)          (124)          (505)          (352)
-----------------------------------------------------------------------------------------------------------------
     Net loss                                            $  (894)         $(319)       $(2,113)         $(556)
-----------------------------------------------------------------------------------------------------------------

  Components of Citadel's share of net losses
  -------------------------------------------
  40% of net loss                                           (357)          (127)          (845)          (222)
  Loan loss provision                                     (2,324)            --         (3,002)            --
  Interest income                                             34             18             93             47
-----------------------------------------------------------------------------------------------------------------
  Net loss from the Agricultural Partnerships            $(2,647)         $(109)       $(3,754)         $(175)
-----------------------------------------------------------------------------------------------------------------

     Included in the "Loans Payable" above is the Prudential Purchase Money Loan in the amount of $4,050,000. The loan is secured by a lien on the property and certain other assets, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. The Agricultural Partnerships are required to make capital improvements totaling $500,000 by December 31, 2000 and an additional $200,000 in improvements by December 31, 2001 in order to defer loan payments until January 1, 2002. The purchase money mortgage also imposes a prepayment penalty. As of September 30, 2000, the Agricultural Partnerships have made the required capital expenditures for Fiscal 2000, totaling approximately $555,000, and consisting primarily of new tree plantings and improvements to the irrigation systems.

     The general and administrative expenses of ($356,000) and ($231,000) for the nine months ended September 30, 2000 and 1999, reflect reimbursement of expenses and fees paid to Big 4 Farming.


Note 5 - Mortgage Note Payable

     On December 14, 1999, the Company entered into an $11,000,000, ten-year loan agreement with an institutional lender. The loan is secured with the deed of trust to a rental property and accrues interest at 8.18% per annum. Under the terms of the loan agreement, the Company began making monthly payments of approximately $86,200 per month starting February 2000, and any unpaid principal and accrued interest will become due in January 2010. The loan agreement contains various non-financial covenants regarding the use and maintenance of the property. At September 30, 2000, the Company was in compliance with each of the debt covenants and payments were current.


Note 6 - Taxes on Income

     The benefit (provision) for income taxes for the three and nine months ended September 30, 2000 amounted to approximately $76,000 and $0, respectively, representing a provision for estimated federal and state taxes.


Note 7 - Common Stock

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's treasury common stock at an exercise price of $3.00 per share, or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note ("Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured
Note is included in the Balance Sheet as a contra equity account under the caption "Note Receivable from shareholder" at September 30, 2000 and December 31, 1999. Interest is payable quarterly in arrears at the Prime Rate.
Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. Interest income from the Craig Secured Note amounted to approximately $48,000 and $41,000 for the three months ended September 30, 2000 and 1999, and amounted to approximately $139,000 and $119,000 for the nine months ended September 30, 2000 and 1999, respectively. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium.

     On January 4, 2000, the Company reorganized under a new Nevada holding company. In that transaction, the outstanding shares of the Company's Common Stock were converted into 5,335,913 shares of Class A Nonvoting Common Stock and 1,333,200 shares of Class B Voting Common Stock. On September 20, 2000, the Company issued 2,622,466 shares of Class A Nonvoting Common Stock and 655,616 shares of Class B Voting Common Stock, respectively, to acquire OBI.


Note 8 - Employee Stock Option Plans

   Pursuant to the Citadel Holding Corporation 1996 Nonemployee Director Stock Option Plan effective October 1996 ("1996 Stock Option Plan"), each director of the Company who is not an employee or officer of the Company was granted, upon being named a director of Citadel, immediately vested options to purchase a total of 10,000 shares of Citadel Common Stock at an exercise price as defined in the 1996 Stock Option Plan. The 1996 Plan has been amended to provide that no further options can be granted under the 1996 Plan. Except for the options held by a former director, there are no outstanding options under the 1996 Plan. When the director was elected to the Board, he received options to acquire 10,000 shares of the Company's Common Stock under the 1996 Plan. These options are currently valid and exercisable and, as a result of the restructure of the Company's capital stock into two classes on January 4, 2000, have automatically converted into options to acquire 8,000 and 2,000 shares, respectively, of the Non-Voting and Voting Common Stock.

    The 1999 Stock Option Plan of Citadel Holding Corporation ("1999 Stock Option Plan") authorizes the grant of options to certain employees and directors of the Company or any Company "affiliate", as defined in the 1999 Plan, at exercise prices not less than the market price at the date of grant. Employees are eligible for incentive stock options ("ISOs") and employees and directors are eligible for what are commonly known as "nonqualified options" ("NQOs"). Options may only be granted for ten years from the date of the plan's adoption, and options granted under the 1999 Plan expire after ten years unless extended. The options are exercisable in installments, generally beginning one year after the date of grant, except for shares granted to directors which vest immediately.

    The 1999 Stock Option Plan is to be administered by an Administrator who will determine the persons to whom the options should be granted, will set the number and timing of any options granted, and will prescribe the rules and regulations applicable to the options. The Board of Directors has formed the "Stock Option Committee", to be comprised entirely of independent non-employee directors, to be the Administrator of the 1999 Plan. The Board has appointed directors William C. Soady and Alfred Villasenor Jr. as the initial members of the Stock Option Committee.

     On April 13, 2000, the Stock Option Committee granted each of the Citadel directors, other than Messrs. Cotter and Tompkins, options to acquire 20,000 shares of the Class A Non-Voting Common Stock. In addition, certain officers of the Company, including Mr. Tompkins, were granted options to acquire shares of Class A Non-Voting Common Stock. The Options were granted with the support of the Board of Directors and on the condition that the recipients surrender any options held under the 1996 Stock Option Plan. The options granted on April 13, 2000 total 155,000 option shares, of which 71,000 are vested. All stock options granted on April 13, 2000 have an exercise price of $2.76 per share which was determined as the average stock trading price for the ten days immediately preceding the issuance date. As of September 30, 2000, no change has occurred in the number of options outstanding and vested under the 1999 Plan.

Note 9 - Business Segments

     The table below sets forth certain information concerning the Company's theater, rental real estate, and agricultural operations for the three and nine months ended September 30, 2000 and 1999.

                                                       Rental
                                     Theater         Real Estate      Agricultural       Corporate      Consolidated
---------------------------------------------------------------------------------------------------------------------
Three months                                                    (dollars in thousands)
2000
---------------------------------------------------------------------------------------------------------------------
Revenues                            $ 1,317           $   602          $     1             $  35           $ 1,955
(Loss) earnings before taxes           (474)              411           (2,745)              138            (2,670)

1999
---------------------------------------------------------------------------------------------------------------------
Revenues                            $    --           $   551  $            --             $  49           $   600
Earnings (loss) before taxes             --               212             (141)              261               332

Nine months
2000
---------------------------------------------------------------------------------------------------------------------
Revenues                            $ 1,317           $ 1,720          $    21             $ 104           $ 3,162
(Loss) earnings before taxes           (474)            1,183           (3,738)              (17)           (3,046)

1999
---------------------------------------------------------------------------------------------------------------------
Revenues                            $    --           $ 3,152          $    10             $ 204           $ 3,366
Earnings (loss) before taxes             --            14,810             (211)             (225)           14,374

     Corporate revenues include consulting fee income from Reading and interest and dividend income earned with respect to the Company's cash balances and its investment in REI Preferred Stock.

Note 10 - Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires the Company to classify unrealized gains and/or losses on available for-sale securities as comprehensive income and to disclose such as other comprehensive (loss) income. The following sets forth the Company's Comprehensive (loss) income for the three and nine months ended September 30, 2000 and 1999:

                                          Three Months Ended                Nine Months Ended
                                             September 30,                     September 30,
                                             -------------                     -------------
                                         2000             1999             2000            1999
----------------------------------------------------------------------------------------------------------------
                                                          (dollars in thousands)
Net (loss) income                      $(2,594)          $ 755           $(3,049)          $9,229
Other comprehensive (loss) income         (160)           (114)             (458)              17
----------------------------------------------------------------------------------------------------------------
Comprehensive (loss) income            $(2,754)          $ 641           $(3,507)          $9,246
----------------------------------------------------------------------------------------------------------------

Note 11 - Acquisitions of Cinema and Live Theatre Assets

     In September 2000, the Company acquired certain cinema and live theatre assets, located principally in the Borough of Manhattan, New York. As a result of these acquisitions, the Company now operates a total of 10 cinemas (40 screens), including (1) 8 cinemas (27 screens) in Manhattan; (2) one cinema (8 screens) in Houston; and (3) one cinema (5 screens) in Minneapolis. In addition, the Company has leased and is in the process of fitting out an 8-screen cinema in Dallas. Also, as a result of these transactions, the Company now operates three live theatres in Manhattan and a four auditorium live theatre complex in Chicago. Included within these assets are two fee properties in Manhattan and one fee property in Chicago, options to purchase two fee properties in Manhattan, and a right of first refusal to purchase a further fee property in Manhattan. In October 2000, the Company exercised its right of first refusal and anticipates acquiring this fee interest in the fourth quarter of 2000, for a purchase price of approximately $7,700,000. The Company's acquisitions are further described below.

     The Angelika Film Center and the City Cinemas Acquisition On September 1,
     ---------------------------------------------------------
     2000, the Company acquired, in each instance from entities owned by James
     J. Cotter and Michael Forman (either Sutton Hill Capital, LLC ("SHC") or City Cinemas Corporation ("CCC"), collectively, "Sutton"), (1) a 1/6/th/ interest in the Angelika Film Center LLC ("AFC"), the owner of the Angelika Film Center and Cafe located in the Soho district of Manhattan ("Angelika New York"), and (2) certain rights and interests comprising the City Cinemas cinema chain currently consisting of 27 screens in eight Manhattan locations ("City Cinemas Transaction"). The remaining interests in AFC are owned by Reading (33.3%) and by NAC (50.0%). Included in the City Cinemas cinema chain are the rights to manage an additional 11 screens at four locations, including the Angelika New York ("Managed Cinemas").

          The acquisition of the AFC interest was accounted for as a purchase, in which the Company issued an interest-bearing note to Sutton, in the amount of $4,500,000, bearing interest at 8.25%, and maturing in July 2002.

          The City Cinemas Transaction is structured as an operating lease, under which the Company is obligated to make annual lease payments to Sutton totaling $3,217,500, subject to certain cost of living and other adjustments. In addition to its obligation under the operating lease, the Company is also obligated to make rental and other payments due under various underlying property leases, totaling approximately $900,000 per year. In exchange for these payments, the Company is, generally speaking, entitled to the cash flows generated from operation of the theaters that comprise the City Cinemas chain, and the management fees associated with the Managed Cinemas. At the end of the ten-year term of the operating lease, the Company will have separate options, for which it paid an aggregate option fee of $5,000,000 to Sutton, to acquire (1) the underlying leases and physical improvements owned by Sutton for a purchase price of $4,000,000, and (2) the fee interests in two cinemas for a purchase price of $4,000,000. Alternatively, the Company can extend the operating lease at the then fair market rental. The option fee will be credited against the purchase price should the purchase option be exercised by the Company. The Company is amortizing the option fee over the ten-year term of the operating lease.

          In connection with the City Cinemas Transaction, the Company is obligated to lend Sutton up to $28,000,000, commencing in July 2007. This credit facility is intended to provide

     Sutton with liquidity pending acquisition by the Company of the various assets subject to option. Any amounts outstanding under this credit facility at the date the option is exercised will be a credit against the purchase price otherwise payable by the Company.

          Operating results from the City Cinemas chain and payments under the operating lease for the period from June 1, 2000 through July 31, 2000 have been accounted for as a purchase price adjustment. Operating results totaling approximately ($462,000) from August 1, 2000 through September 30, 2000, are included in the Company's Condensed Consolidated Statements of Operations.

     OBI Acquisition On September 20, 2000, the Company acquired OBI pursuant to
     ---------------
     a stock-for-stock merger of OBI with a wholly owned subsidiary of Citadel ("OBI Merger"). In the OBI Merger, 2,322,466 shares of Class A Non-Voting Common Stock and 655,616 shares of Class B Voting Common Stock were issued to the stockholders of OBI. OBI was owned by Messrs. Cotter and Forman. As a result of the OBI Merger, the Company now operates three live theatres in Manhattan. Two of these theatres, the Minetta Lane and the Orpheum, are owned in fee. The third, the Union Square Theatre, is leased. However, the Company has exercised its right of first refusal under that lease, and anticipates that it will acquire the fee interest in the property in which the Union Square Theatre is located for approximately $7,700,000 in the fourth quarter of 2000. The OBI Merger has been accounted for as a purchase of the underlying assets of OBI. The table below sets forth components of the purchase price and preliminary allocation (dollars in thousands).

          Purchase price and acquisition costs
         -----------------------------------------------------------------
          Value of Citadel's Class A and B common stock issued    $10,000
          Acquisition costs                                           312
         -----------------------------------------------------------------
                                                                  $10,312
         -----------------------------------------------------------------

          Preliminary allocation of the purchase price
         -----------------------------------------------------------------
          Current assets                                          $    17
          Property, plant and equipment                             5,995
          Goodwill                                                  3,991
          Acquisition costs                                           312
          Other                                                        (3)
         -----------------------------------------------------------------
                                                                  $10,312
         -----------------------------------------------------------------

          The operations of OBI are included in the Company's accounts from the date of the acquisition (September 20, 2000). The pro forma results presented below are not necessarily indicative of what the actual financial results would have been had the OBI Merger taken place on January 1, 2000. Unaudited pro forma operating results for the Company, assuming that the OBI Merger had occurred on January 1, 2000, are set forth below (dollars in thousands, except for the per share amount).

                    Revenues                      $ 4,292
                    Net loss                       (2,023)
                    Basic earnings per share      $ (0.20)
     the Royal George Theatre Complex Acquisition On September 22, 2000, the
     --------------------------------------------
     Company acquired the Royal George Theatre, a four-auditorium complex Theatre Complex located in Chicago. The transaction was structured as the acquisition of all of the membership units Acquisition of the Royal George Theatre, LLC ("RGT"), and entailed a purchase price of $3,000,000, less an amount equal to the sum of (1) the long-term liabilities of RGT, and (2) the difference between the short-term assets and liabilities of RGT, or a net amount of $1,708,000. The Royal George Theatre was initially acquired by Reading in February 1999 for approximately $3,000,000, and was transferred to the Company at its approximate book value, which approximates its fair value, to complement its other live theatre assets. The table below sets forth components of the purchase price and preliminary allocation (dollars in thousands).

          Purchase price
         -----------------------------------------------------------
          Cash                                               $1,708
          Short term assets less liabilites                      92
          Assumed note payable to the seller                  1,200
         -----------------------------------------------------------
                                                             $3,000
         -----------------------------------------------------------

          Preliminary allocation of the purchase price
         -----------------------------------------------------------
          Current assets                                     $  279
          Property, plant and equipment                       2,912
          Liabilities assumed, net of the $1,200,000 note      (191)
         -----------------------------------------------------------
                                                             $3,000
         -----------------------------------------------------------

     The Angelika-Dallas Acquisition On September 22, 2000, the Company acquired
     -------------------------------
     the leasehold interest in an 8-screen Angelika cinema currently under construction in Dallas ("Angelika-Dallas"). The lease was initially entered into by Reading, and was transferred to the Company to complement its U.S theater focus. In consideration of the lease, the Company has paid Reading $356,000 in reimbursement of its costs to date in acquiring the leasehold and fitting out the cinema, and has assumed Reading's obligations under the lease to the landlord and under various agreements relating to the fitting out of the cinema. Reading has agreed that, in the event that the cinema's EBITDA during the last twelve of the first twenty-four months following the opening of the cinema is less than an amount producing a 20% cinema level return on the Company's investment in the cinema, then Reading will reimburse to the Company that amount of the Company's investment necessary to produce such a 20% return for that twelve-months period. The Angelika-Dallas acquisition has been accounted for as a purchase of the leasehold interest.

     Mr. James J. Cotter is the Chairman of the Board of Directors of each of the Company, Craig and Reading. As a result of the OBI Merger, Mr. Cotter and Mr. Michael Forman own directly approximately 33% of the Company's Class A common stock and Class B common stock. In addition, Messrs. Cotter and Forman are, directly or indirectly, the principal stockholders of Craig and, through Craig, are the principal stockholders of Reading. Craig and Reading collectively own an additional 32.3% of the Class A common stock and 32.8% of the Class B common stock of the Company. Accordingly, on a collective basis, Messrs. Cotter and Forman, Craig and Reading own approximately 66% of the Company's Class A common stock and Class B common stock. Messrs. Cotter and Forman are the sole members of SHC and the sole stockholders of CCC, and, prior to the OBI Merger, were the sole stockholders of OBI.

Note 12 - Subsequent Event

     On November 3, 2000 the Company, together with Craig, Reading, and FA, Inc. (a wholly owned subsidiary of Reading) entered into a stock purchase and standstill agreement (the "Standstill Agreement") with NAC. NAC is a public company, whose shares are traded in the OTC market under the symbol NAKD. The Standstill Agreement grows out of the settlement of a lawsuit brought by NAC against Mr. Sam Frankino ("Frankino") the former Chairman, Chief Executive Officer and controlling stockholder of NAC, which litigation included certain cross claims by Frankino against Reading, FA, Inc., certain directors of NAC, and the financial advisor to NAC ("Frankino Litigation"). The Company was not a party to the Frankino Litigation, but was included as a party to the Standstill Agreement due to the cross-ownership of Craig, Reading and the Company and the fact that the Company owns NAC common shares currently representing approximately 7.75% of the outstanding common stock of that company.

     Prior to the closing of the transactions contemplated by the Standstill Agreement, the Company owned 1,055,100 shares of NAC common stock, Reading owned 8,999,900 shares of NAC common stock, par value $0.05, and 100 shares representing the entirety of the Convertible Preferred Stock, par value $0.05, of NAC (the "NAC Preferred Stock"), and Frankino and certain of his affiliates (collectively the "Frankino Parties") owned 15,863,360 shares of NAC common stock. These holdings represented approximately 3%, 26%, and 46%, respectively of the equity of NAC. The NAC common stock held by the Company was acquired in open market transactions. The NAC common stock and NAC preferred stock held by Reading was acquired directly from NAC in consideration of the transfer from Reading to NAC of a 50% membership interest in AFC.

     As a consequence of the closing of the transactions provided for or contemplated by the Standstill Agreement,

  . NAC repurchased all of the NAC Common Stock held by the Frankino Parties (the "Frankino Shares") for $35,520,522 and 5,277,879 of the shares of NAC common stock and all 100 shares of NAC preferred stock held by Reading, for $8,468,770.

  .  The Frankino Litigation was dismissed with prejudice, and

  . The Company, Craig, and Reading (collectively referred to in the Standstill Agreement as the "Stockholders"), have agreed to certain limitations and restrictions on their rights as stockholders of NAC, in consideration of contractual assurances that a) the Stockholders will, at their election, have representation upon the NAC Board of Directors, b) that related party transactions will be subject to approval by the disinterested members of the NAC Board of Directors and c) that certain material transactions will be subject to the approval of the stockholders generally of NAC.

     The Standstill Agreement, subject to earlier termination under certain circumstances, continues through and including August 31, 2003, and provides that:

  .  Representation on the NAC Board of Directors The Stockholders will be
     --------------------------------------------
     entitled to two nominees on the NAC Board of Directors (the "Stockholder Nominees").

  .  Election of Directors In connection with the election of directors, the
     ---------------------
     Stockholders will vote their shares in the same manner and in the same proportion as the shares by all stockholders of the Company other than the Stockholders are voted in connection with such election. The Stockholders will not solicit proxies with respect to any such election, and will not seek to change the composition of the Board of Directors.

  .  Restrictions on Acquisition and Transfer The Stockholders will not increase
     ----------------------------------------
     their holdings in NAC common stock beyond 33%, calculated on a fully diluted basis, other than pursuant to a tender offer for all of the outstanding NAC common stock, made on an any and all basis. Also, the Stockholders will not transfer their NAC common stock except in as specified in the Standstill Agreement. These transfer provisions were specified by NAC, generally speaking, to prevent a transfer which would cause a change of control of NAC, except in case of a transfer in response to a tender offer.

  .  Restrictions on Solicitation of Proxies Through and including August 31,
     ---------------------------------------
     2001, the Stockholders will not solicit proxies with respect to any proposal brought before the stockholders of NAC.

  .  Certain NAC Covenants (1) that until such time as the NAC Board of
     ---------------------
     Directors has prepared, adopted and publicly disclosed a five-year business plan, NAC will not make any material acquisition or issue any material amount of securities, (2) NAC will comply with the stockholder approval requirements imposed upon companies listed on the NASDAQ/NMS with respect to transactions involving the issuance of Securities, and will, in addition, put to a vote of the stockholders of NAC any transaction pursuant to which any person is to acquire more than 33% of the NAC's assets; and
     (3) all related party transactions will be subject to the review and approval of the disinterested directors.

  .  Termination The Standstill Agreement can be terminated by (1) mutual
     -----------
     written agreement, or (2) by either party (i) in the event of permanent injunction prohibiting the transactions contemplated by the Standstill Agreement, (ii) by vote of a majority of the outstanding shares (calculated without reference to any shares held by the Stockholders), (iii) by vote of a majority of the independent directors of the Board of Directors of NAC to terminate the Standstill Agreement, (iv) in the event of a third party tender offer for more than 15% of the NAC common stock, (v) in the event the NAC Board of Directors propose a Change of Control Transaction (as defined in the Standstill Agreement), or (vi) by the Stockholders, in the event NAC fails to appoint or to continue the Stockholder Nominees as directors of NAC. In the event of termination under clauses (b)(iii) or
     (b)(v), above, the NAC Covenants discussed immediately above, will survive such termination until immediately following the first annual meeting of stockholders held more than 120 days after such termination, and in the event of termination under clause (b)(v) above, NAC covenants described in subclauses (2) and (3) above and the provision for proportional voting with respect to the election of directors will likewise continue until immediately following such annual meeting of stockholders. The Standstill Agreement automatically terminates in the event that the ownership interests of the Stockholders in NAC should fall below 10% or exceed 90% of the outstanding NAC common stock.

     The parties have agreed in the Standstill Agreement, however, that the limitations set out in the second and fourth bullets above, are not to be construed to prevent any of the Stockholders from communicating with any other holder or holders of NAC common stock, including, without limitation, the expression of the opinion of the Stockholders from with respect to any third party solicitation of proxies, provided that such Stockholders does not (1) provide to any holder of NAC common stock a proxy or other authorization permitting the Stockholder (or its designee) to vote any NAC common stock on such holder's behalf or (2) accept from any holder of NAC any NAC common stock on such holder's behalf.

     The Standstill Agreement is attached as Exhibit 10.38 to the Company's Report on Form 10Q for the period ended September 30, 2000. The above description is necessarily summary in nature, and is qualified by reference to the Standstill Agreement as set forth in that exhibit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     As further described in the Notes to the Condensed Consolidated Financial Statements, during 2000 the Company completed a series of transactions that cause reported results for the three and nine month periods ended September 30, 2000 and 1999 to lack comparability.

  . In September 2000, the Company acquired certain leasehold and management rights in connection with the City Cinemas circuit in Manhattan. Accordingly, the three months ended September 30, 2000 include the results from operation of the acquired interests and the related lease payment to the seller.

  . In September 2000, the Company acquired the Royal George Theatre. Accordingly, the three months ended September 30, 2000 include the results of the Royal George Theatre from the date of acquisition, although such results are not material.

  . In September 2000, the Company acquired OBI. Accordingly, the three months ended September 30, 2000 include the results of OBI from the date of acquisition, although such results are not material.

     In addition to the foregoing, the Company sold a property during 1999, realizing a substantial gain thereon and subsequently reducing revenues and expenses from real estate operations. Further, the Company's remaining investment in and advances to the Agricultural Partnerships were written off during the three months ended September 30, 2000.

Results of Operations

     The tables below summarize the results of operations for each of the Company's principal business for the periods indicated (dollars in thousands).

Three months ended
September 30, 2000                       Theater        Real Estate      Agriculture       Corporate        Total
------------------------------------------------------------------------------------------------------------------
Revenues                                 $ 1,317          $ 602          $     1            $  35          $ 1,955
Expenses                                  (1,746)          (297)              --             (324)          (2,367)
------------------------------------------------------------------------------------------------------------------
(Loss) income before charges                (429)           305                1             (289)            (412)
Other (expense) income                       (45)           106           (2,746)             427           (2,258)
------------------------------------------------------------------------------------------------------------------
(Loss) income from operations            $  (474)         $ 411          $(2,745)           $ 138          $(2,670)
------------------------------------------------------------------------------------------------------------------

Three months ended
September 30, 1999
------------------------------------------------------------------------------------------------------------------
Revenues                                 $    --          $ 551          $    --            $  49          $   600
Expenses                                      --           (244)              --             (265)            (509)
------------------------------------------------------------------------------------------------------------------
Income (loss) before charges                  --            307               --             (216)              91
Other (expense) income                                      (95)            (141)             477              241
------------------------------------------------------------------------------------------------------------------
Income (loss) from operations            $    --          $ 212          $  (141)           $ 261          $   332
------------------------------------------------------------------------------------------------------------------

Nine months ended
September 30, 2000                      Theater         Real Estate      Agriculture      Corporate         Total
--------------------------------------------------------------------------------------------------------------------
Revenues                                $ 1,317          $ 1,720          $    21          $   104           $ 3,162
Expenses                                 (1,746)            (796)              (5)            (762)           (3,309)
--------------------------------------------------------------------------------------------------------------------
(Loss) income before charges               (429)             924               16             (658)             (147)
Other (expense) income                      (45)             259           (3,754)             641            (2,899)
--------------------------------------------------------------------------------------------------------------------
(Loss) income from operations           $  (474)         $ 1,183          $(3,738)         $   (17)          $(3,046)
--------------------------------------------------------------------------------------------------------------------

Nine months ended
September 30, 1999
--------------------------------------------------------------------------------------------------------------------
Revenues                                $    --          $ 3,152          $    10          $   204           $ 3,366
Expenses                                     --           (1,368)              --           (1,016)           (2,384)
--------------------------------------------------------------------------------------------------------------------
Income (loss) before charges                 --            1,784               10             (812)              982
Other income (expense)                       --           13,026             (221)             587            13,392
--------------------------------------------------------------------------------------------------------------------
Income (loss) from operations           $    --          $14,810          $  (211)         $  (225)          $14,374
--------------------------------------------------------------------------------------------------------------------

Theaters

     In connection with the City Cinemas Transaction, the Company was entitled to receive theater cash flows from June 1, 2000 and was correspondingly obligated to make the related lease payment and to pay certain operating costs from that date. Operating results and the related lease payment for the period June 1, 2000 through July 31, 2000 were capitalized in connection with the Company's accounting for the transaction. Accordingly, operating results and the related lease payment are included in the Company's consolidated results for the period August 1, 2000 through September 30, 2000. The negative margin produced from the Company's theater operations reflects the substantial decline in cinema attendance during the 2000 period as compared with the same period in 1999 (before the Company had any interest in the cinemas). This decline in attendance has afflicted the entire cinema exhibition industry and appears to be the result of (1) generally poorly received films and (2) continued growth in the number of theater screens. These two factors have contributed to the recent bankruptcy filings by a number of large cinema exhibitors, including the owners of the Edwards, General Cinema, Carmike, United Artists and Mann circuits. Further, most other large exhibitors, including Loews (the principal exhibitor in Manhattan and elsewhere), AMC and Regal, are reported to be suffering from poor attendance, high debt costs and declining operating results.

Real Estate

     As described above, the Company sold a property, located in Phoenix, Arizona, during the first half of 1999, recording a gain thereon of $13.0 million. Following this sale, the Company is now left with one rental property, an office building located in Glendale, California.

Agriculture

     As more fully described in the Notes to the Condensed Consolidated Financial Statements, management determined during the third quarter of 2000 that future collection on its remaining recorded investment in and advances to the Agricultural Partnerships was unlikely. Accordingly, such remaining amounts were either written off or were fully reserved for as of September 30, 2000. The Company's decision to reduce the carrying value of its investment in and advances to the Agricultural Partnerships was premised upon (1) the very poor performance of the Agricultural Partnerships since 1997, (2) uncertainties surrounding market conditions which may be extant when the current crop is harvested and sold, and (3) uncertainty about the potential value of the underlying net assets of the Agricultural Partnerships.

Business Plan, Capital Resources and Liquidity

Business Overview

     During the past several years, the Company has been principally engaged in the management of real estate assets acquired during the mid-1990's as part of certain transactions involving the Company and its then subsidiary, Fidelity Federal Bank. At September 30, 2000, the Company retained ownership in but one of these properties (see Note 2). During the past year, management has determined to re-deploy the Company's assets into the cinema exhibition and live theater businesses, each of which are businesses familiar to the Company's principal shareholder, its Chairman and its senior management. Consistent with this strategic decision, during 2000, the Company (1) acquired a 1/6/th/ interest in AFC, (2) entered into various agreements under which it now operates the City Cinemas cinema chain and three live theaters located in Manhattan, (3) acquired the Royal George Theater in Chicago, and (4) acquired the rights, previously held by Reading, to complete the fit out and to then operate a cinema complex located in Dallas. Consistent with its current activities, the Company may seek to deploy certain of its remaining liquidity to acquire one or more cinema or live theater assets, either from Reading, or from non-affiliates.

Capital Resources and Liquidity

     Since December 31, 1999, the Company's cash and cash equivalents have decreased from $24,732,000 to $15,522,000 at September 30, 2000, principally due to the Company's acquisition of various cinema and live theater assets. In the near term, the Company expects to utilize a portion of its remaining liquidity to complete the fit out of its Dallas cinema and to complete tenant improvements required to be made to its remaining rental property (a combined $4,000,000). In addition, in October 2000, the Company exercised its right of first refusal, acquired in connection with the OBI transaction, to acquire a fee interest in the property in which the Union Square Theater is housed. The Union Square Theater is a live theater located in Manhattan, and it is one of the three live theaters acquired by the Company from OBI during 2000. The purchase price for the property is approximately $7,700,000. These scheduled or expected cash outflows should be partially offset by the positive cash flows expected to be generated from the Company's operation of its recently acquired cinema and live theater assets. In addition, the Company intends to pursue financing for all or a portion of the Union Square Theater acquisition price.

     Though the Company has continued to fund operating losses and crop planting costs with respect to the Agricultural Partnerships, management continues to assess the Company's options in this regard, and no assurance can be given that the Company will either continue to fund such costs or, alternatively, that the funding of such costs will produce a self-sufficient operation.

     At September 30, 2000, the Company does not maintain any credit facilities with financial institutions, other than the mortgage secured by the Company's rental property. It is unlikely that neither the Company's assets, nor the aggregate cash flows reasonably expected to be generated there from, would provide a reasonable basis for the Company to obtain meaningful financing to fund its operations in the near term.

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

PART II - Other Information
---------------------------

Item 1 - Legal Proceedings

     For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company's Form 10-K for the fiscal year ended December 31, 1999.

Item 2 - Change in Securities

     Not applicable.

Item 3 - Defaults upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Securities Holders

     At the Company's 2000 Annual Meeting of Shareholders held on September 12, 2000, the shareholders (1) elected the Company's directors; (2) approved the proposal to issue Class A and Class B stock to acquire the Off Broadway Investments, Inc.; and (3) approved the proposal to adopt the Company's 1999 Stock Option Plan. The results of the votes were as follows:

     (1)Election of Directors           For             Withheld
     ------------------------           ---             --------
     James J. Cotter                 1,246,694            71,532
     S. Craig Tompkins               1,245,494            72,732
     William C. Soady                1,245,494            72,732
     Alfred Villasenor, Jr.          1,245,494            72,732
     Robert M. Loeffler              1,245,494            72,732

     (2) Proposal to Issue
     ---------------------
     Class A and Class B stock          For      Against       Abstain/No-Vote
     -------------------------          ---      -------       ---------------
     to acquire Off Broadway
     -----------------------
     Investments, Inc.                 765,737   224,660       1,755 / 326,074
     -----------------

     (3) Proposal by the
     -------------------
     Board of Directors to              For      Against       Abstain/No-Vote
     ---------------------              ---      -------       ---------------
     Adopt the 1999 Stock
     --------------------
     Option Plan                       764,165   225,575       2,412 / 326,074
     -----------

Item 5 - Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.38  Standstill Agreement

              27     Financial Data Schedule (filed herewith)

         (a)  Reports on Form 8-K

              Form 8-K dated September 19, 2000, reporting (1) the acquisition via merger of the Off Broadway Investments, Inc., and (2) the series of transactions referred to in the Proxy Statement as the "Sutton Hill Transactions", was filed with the Securities and Exchange Commission on October 5, 2000 and incorporated herein by reference.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITADEL HOLDING CORPORATION
                          ---------------------------

Date:    November 20, 2000          By:  /s/ Scott Braly
                                         ------------------------
                                         Scott Braly
                                         Chief Executive Officer




Date:    November 20, 2000          By:  /s/ Andrzej Matyczynski
                                         ----------------------------
                                         Andrzej Matyczynski
                                         Chief Financial Officer