Form 10-K
period 2000-12-31
CITADEL HOLDING CORP
filed 2001-04-12
CIK 716634

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from            to

                          Commission File No. 1-8625

                          CITADEL HOLDING CORPORATION
            (Exact name of registrant as specified in its charter)

                    NEVADA                                         95-3885184
 (State or other jurisdiction of incorporation
                or organization)                    (I.R.S. Employer Identification Number)

       550 South Hope Street, Suite 1825
                Los Angeles, CA                                      90071
   (Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including Area Code: (213) 239-0540

          Securities Registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
Class A Nonvoting Common Stock, $0.01 par
 value                                                    American Stock Exchange
Class B Voting Common Stock, $0.01 par value

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K. [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 24, 2001, there were 7,958,379 shares of Class A Nonvoting Common Stock, par value $.01 per share and 1,989,585 shares of Class B Voting Common Stock, par value $.01 per share, outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was $2,501,135 as of March 24, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          CITADEL HOLDING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                     INDEX

                                                                           Page
                                                                           ----
                                  PART I

 ITEM 1.  BUSINESS......................................................     1

 ITEM 2.  PROPERTIES....................................................    17

 ITEM 3.  LEGAL PROCEEDINGS.............................................    18

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    18

                                 PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................    19

 ITEM 6.  SELECTED FINANCIAL DATA.......................................    20

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ....................................    20

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    29

 ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE..........................................    57

                                 PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    58

 ITEM 11. EXECUTIVE COMPENSATION........................................    60

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................    64

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    65

                                 PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM      69
          8-K...........................................................

 SIGNATURES..............................................................   73

                                    PART I

ITEM 1. BUSINESS

General

   Citadel Holding Corporation, a Nevada corporation ("CHC" and collectively with its consolidated subsidiaries and corporate predecessors, "Citadel" or the "Company"), was formed in 1999 and on January 4, 2000 merged with Citadel Holding Corporation, a Delaware corporation ("CHC Delaware"), in a transaction which resulted in a reincorporation of the Company under the laws of Nevada and a reclassification of the common stock of the Company into 5,335,939 shares of Class A Non-Voting Common Stock, par value $.01 per share (the "Class A Stock") , and 1,333,985 shares of Class B Voting Common Stock, par value $.01 per share (the "Class B Stock"). On September 20, 2000, CHC issued 2,622,466 shares of its Class A Stock and 655,616 shares of its Class B Stock to acquire, through a subsidiary merger, the assets and business of Off Broadway Investments, Inc. ("OBI") which thereafter changed its name to Liberty Theaters, Inc.

   The Company has been engaged in recent periods primarily in the business of owning and managing its real estate intensive businesses and in the offering of various real estate consulting services to its affiliate--Reading Entertainment, Inc.. The Company currently owns:

  (i) Liberty Theaters, Inc. ("Liberty Theaters") which owns and operates four "Off Broadway" style live theater properties (located in Manhattan and Chicago), all of which are owned in fee,

  (ii) Citadel Cinemas, Inc ("Citadel Cinemas"), which operates a chain of cinemas (11 cinemas representing 55 screens) located principally in Manhattan and operated principally under the City Cinemas and Angelika Film Center trade names,

  (iii) Citadel Realty, Inc ("Citadel Reality") which owns an office building located in Glendale, California, and holds options to acquire the fee interests underlying certain of the Company's cinemas in Manhattan,

  (iv) Citadel Agriculture, Inc. ("CAI") which owns a 40% partnership interest in each of three general partnerships (the "Agricultural Partnerships") which collectively own approximately 1,600 acres of agricultural real estate located in the Central Valley of California, commonly known as the Big 4 Ranch (the "Big 4 Properties"), and

  (v) An 80% equity interest in Big 4 Farming, LLC (a farm operating company created to provide farming services to the Agricultural Partnerships with respect to the Big 4 Properties and referred to herein as "Citadel Farming").

   The Company also has minority interests in certain other publicly traded companies including (i) 70,000 shares of the Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") of Reading Entertainment, Inc., a company primarily engaged in the real estate based segment of the entertainment industry, specifically the ownership and operation of cinemas and cinema based entertainment centers, and (ii) 583,900 shares, representing approximately 16.25% of the outstanding common stock, of Gish Biomedical, Inc. ("Gish"), a company engaged primarily in the business of developing, manufacturing and distributing cardio-vascular devices.

   The Company currently intends to focus on the operation of its cinema and live theater assets, and, where opportune, to develop or participate in the development of such assets to their highest and best use as real estate. The Company may elect to acquire other existing cinema and/or live theater assets, but does not currently contemplate developing any new cinema properties, other than the Angelika Film Center & Cafe currently under construction in Dallas, Texas. The Company is currently considering the sale or other disposition of its agricultural assets, and does not currently anticipate investing further capital in agricultural activities. In the third quarter of 2000, the Company reduced to zero the carrying value of its investment in and advances to the Agricultural Partnerships due to uncertainty about the prospects for the Agricultural Partnerships to generate positive cash flows. The Gish investment was a departure from the traditional focus of the company on real estate and real estate intensive businesses and is carried on the Company's books as an available for sale securities, and is not material to the overall business of the Company.

   The Company's cinema and live theater assets were only recently acquired. The Company's Minetta Lane, Orpheum and Union Square Theatres in Manhattan were acquired on September 20, 2000 through the acquisition of OBI. The Company's Royal George Theatre Complex in Chicago (comprised of four auditoriums) was acquired on September 22, 2000. The fee interest in Union Square Theatre was acquired in February 2001. The Citadel Cinemas assets were acquired through a series of transactions in September 2000 and March 2001.

   The Company is controlled by Mr. James J. Cotter and is operated as a part of an affiliated group of publicly traded companies (the "Craig Group of Companies"). Mr. Cotter owns Class B Stock representing approximately 16.5% of the voting power of CHC, and owns or otherwise controls the voting of common stock of Craig Corporation representing over 50% of the voting power of that company. Craig Corporation and its consolidated subsidiaries (which include Reading Entertainment, Inc.) in turn own Class B Stock representing an additional 32.8% of the voting power of CHC. Accordingly, Mr. Cotter controls, directly or indirectly through Craig Corporation and its consolidated subsidiaries, approximately 49.3% of the voting power of CHC. Craig Corporation is referred to herein as "Craig Corp" and collectively with its wholly owned subsidiaries and corporate predecessors, as "Craig." Reading Entertainment, Inc. is referred to herein as "REI" and collectively with its consolidated subsidiaries and corporate predecessors as "Reading."

   There is substantial overlap between the Boards of Directors and management of the three companies. Mr. Cotter serves as the Chairman of the Board and Chief Executive Officer of each of CHC, Craig Corp. and REI. Mr. S. Craig Tompkins serves as the President and as a Director of Craig Corp and as the Vice Chairman and Corporate Secretary of each of CHC and REI. Mr. Andrzej Matyczynski serves as the Chief Administrative Officer, Chief Financial Officer, and Treasurer of each of CHC, Craig Corp. and REI. Mr. Robert Smerling serves as the President and as a Director of REI and as the President of Citadel Cinemas. Mr. Robert Loeffler serves as a director and as a member of the Audit Committees of each of CHC, Craig Corp and REI. The Company shares executive offices with Craig and Reading in Los Angeles, California, and substantialy all of the general and administrative employees of the Company are also employees of Craig Corp, and are paid by and receive their benefits through Craig Corp. Costs are allocated periodically between the members of the Craig Group of Companies, depending upon the amount of time spent by such employees on the business of each such company. These allocations are subject to periodic review and approval of the Conflicts Committees of the Board of Directors of CHC, Craig Corp. and REI.

   The management of the Craig Group of Companies believes that economies of scale and operating efficiencies could be achieved if CHC, Craig Corp. and REI were to be consolidated into a single public company. Mr. Cotter has advised management that he would support such a transaction, so long as a fair allocation of the ownership of the consolidated company among the current stockholders of the three companies was achieved. Accordingly, management has recommended to the Boards of Directors of the three companies that CHC, Craig Corp and REI be consolidated in a transaction in which all of the stockholders of Craig Corp and REI would become holders of CHC's Class A Non-Voting Common Stock, and in which Craig Corp and REI would each merge with wholly owned subsidiaries of CHC (the "Consolidation Transaction"). Holders of employee and/or directors stock options would be given the opportunity to elect to convert their options, on the same terms and conditions as their currently outstanding options, into options to receive either Class A Non-Voting Common or Class B Voting Common Stock.

   Management anticipates that, following such a transaction, CHC's Class A Nonvoting Common Stock would become the principal trading security of the Company, as the CHC Class B Common Stock would only have approximately 1,336,331 shares outstanding for voting and financial statement purposes, 322,808 of which (or approximately 25%) would be held by Mr. Cotter. No Class B Voting Common Stock would be issued in the transaction proposed by management, and Mr. Cotter, and his affiliates, would receive the same Class A Non- Voting Common Stock for their interests in Craig Corp as the public holders of such securities. The

Class B Voting Common Stock currently held by Craig and Reading would, upon the consolidation, be treated essentially the same as non-voting treasury shares and would not be considered to be "outstanding" for voting or on the Company's consolidated financial statements.

   On March 15, 2001, the Boards of Directors of each of CHC, Craig Corp. and REI considered management's proposal, and determined that it would be in the best interests of their respective companies and stockholders to consummate such a consolidation transaction, so long as the allocation of ownership of the resultant consolidated entity among the equity holders of the constituent entities was fair. However, in light of the overlapping management and membership of the Boards of Directors of each of the three companies, and Mr. Cotter's status as a controlling stockholder of each of the three companies, it was determined to be appropriate to delegate management's proposal to the Conflicts Committees of the three companies. Accordingly, the Boards of Directors of each of the three companies delegated to their respective Conflict Committees authority and responsibility to review and take such action as they determined appropriate with respect to management's consolidation proposal, and authorized such committees to retain such professional advisors as they may require to carry out such delegated authority. These committees are composed entirely of independent outside directors. It is hoped that these committees will complete their work by the end of the second quarter of 2001.

Cinema and Live Theater Activities

 General

   In September 2000, the Company entered the cinema exhibition businesses with the acquisition from Messrs. Cotter and Forman of the Manhattan based City Cinemas circuit of cinemas and a 1/6th (16.7%) interest in the Angelika Film Center, LLC ("AFC") and the acquisition from Reading of the Angelika Film Center & Cafe, currently under development in Dallas, Texas. AFC owns the Angelika Film Center & Cafe located in Manhattan. In March 2001, the Company acquired an additional four cinemas from Reading, located in Manville, New Jersey, Houston, Texas; Minneapolis, Minnesota; and Sacramento, California. As a result of these acquisitions, Citadel Cinemas now operates a total of eleven cinemas (55 screens) including (1) seven cinemas (27 screens) in Manhattan, New York, (2) one cinema (12 screens) in Manville, New Jersey, (3) one cinema (8 screens) in Houston, Texas, (4) one cinema (5 screens) in Minneapolis, Minnesota and (5) one cinema (3 screens) in Sacramento, California. In addition, the Company's Angelika Film Center & Cafe in Dallas (8 screens) is scheduled to open this summer. All of the Company's cinema assets are leasehold estates, however, the Company has the option to acquire the fee interest underlying its Murray Hill and Sutton cinemas in Manhattan.

   In September 2000, the Company also entered the live theater business with the acquisition from Messrs. Cotter and Forman of OBI and the acquisition from Reading of the Royal George Theatre Complex. OBI, now Liberty Theaters, owns the Minetta Lane, Orpheum and Union Square Theatres--three "Off Broadway" style theaters located in Manhattan. The Royal George Theatre Complex is a four auditorium "Off Broadway" style theater complex located in Chicago, Illinois. All of the live theater properties are owned in fee.

   Although the Company has only been involved in the cinema exhibition and live theater businesses for a short period of time, Mr. Cotter has been involved in the cinema exhibition business for over 30 years, and the live theater business for over 20 years. Mr. Robert Smerling, the President of Citadel Cinemas, likewise, has over 30 years of experience in the cinema exhibition business.

   The Company's cinema and live theater assets include a significant real estate component. All of the Company's live theaters are owned in fee. The Company holds options to acquire the fee interests underlying its Murray Hill and Sutton cinemas in Manhattan, and the long-term leasehold interests underlying its Cinemas 1, 2 and 3, and the Village East cinemas. In addition, the Manville 12 Cinema is on a long-term land lease owned by the Company, with a remaining term of approximately 25 years with options to extend. In those situations where the operation of a cinema or live theater is not the highest and best use of the property, the Company intends to consider the development, or participation in the development, of such properties to their highest and best real estate use.

Citadel Cinemas
---------------

 General

   Citadel Cinemas focuses on the exhibition of mainstream general release film in its conventional cinemas, such as the Village East and Manville cinemas, and on the exhibition of art and specialty film at its art cinemas such as the Angelika Film Centers in Manhattan and Houston and the Tower cinema in Sacramento. The Company does not currently intend to develop new cinemas, but may consider adding to its cinema chain through the acquisition of cinemas being divested by major exhibitors such as AMC, Edwards, General Cinemas, Loews, Regal and United Artists.

   The cinema exhibition industry is currently undergoing a major retrenchment. Several major cinema exhibition companies are currently in bankruptcy or are being otherwise financially restructured, including Carmike, Loews, Regal and United Artists, which collectively represent approximately 28% of the first run cinema exhibition market in the United States. In addition, Silver Cinemas, the owner of Landmark--the largest art and specialty exhibition company in the United States--is also in bankruptcy. The Company believes that the financial difficulties currently being experienced by the industry are principally the result of (1) overbuilding and over-leveraging as cinema exhibition companies have rushed over the past five years to build new multiplex and megaplex cinemas and (2) the increased cost of film to the exhibitors. Many markets have become completely over saturated. While gross box office for 2000 was comparable with 1999, revenues per screen dropped and film rental costs increased.

   While no assurances can be given, it may be that this market will produce opportunities for the Company to grow its art and specialty circuit by acquiring on favorable terms rights to operate cinemas no longer suitable as conventional first run film venues, or for other reasons no longer attractive to the major exhibitors. The Company does not, however, intend to aggressively pursue such opportunities, and if they do not become available, the Company will focus on the operation of its existing cinemas and the exploitation of the real estate elements underlying those cinemas.

 Licensing/Pricing

   Film product is available from a variety of sources ranging from the major film distributors such as Columbia, Disney, Buena Vista, Fox, MGM, Warner Bros and Universal, and from a variety of smaller independent film distributors such as Miramax. The market for mainstream conventional film is principally dominated by the major distributors. Similarly, most art and specialty film today comes from the art and specialty divisions of these major distributors, such as Fox' Searchlight and Disney's Miramax. Generally speaking, film payment terms are based upon an agreed upon percentage of box office receipts. Recent periods have seen an unusually high percentage of films with truncated exhibition runs which has adversely impacted the margins available to exhibitors. At least in recent periods, with the surplus of screens currently available to distributors, bargaining power has been on the side of the distributors and not on the side of the exhibitors.

 Competition

   The principal factor in the success or failure of a particular cinema is access to popular film products. If a particular film is only offered at one cinema in a given market, then customers wishing to see that film will, of necessity, go to that cinema. If two or more cinemas in the same market offer the same film, then customers will typically take into account factors such as the relative convenience and quality of the various cinemas.

   Competition for films can be intense, and the Company's competitive position is undercut by its comparatively small size, and the limited number of screens it can supply to distributors. Major exhibitors, such as Loews and Regal, can offer distributors access to many more screens and to many more markets than the Company can. Accordingly, distributors may find it more efficient and convenient to deal with a major exhibitor, rather than to deal with independents like Citadel Cinemas, which can only supply screens in a very limited number of markets. This competitive disadvantage may increase significantly, if the current restructuring of the industry results in two or three mega-exhibitors that are able to offer distributors access to screens on a truly nationwide basis.

   Also, many of the Company's cinemas are older, and do not feature state of the art seating. The Company has found it difficult to compete with state of the art multiplex and megaplex cinemas, which typically can get access to all of the popular film in release at a particular point in time, often to the complete exclusion of smaller cinemas such as those owned by the Company. However, due to their strategic location and/or particular popularity with filmgoers, the Company's cinemas such as the Angelika, the Village East, the Cinemas 1, 2 & 3 and the 86th Street Playhouse in Manhattan continue, in the view of the Company, to be good performers. Also, Manhattan customers have shown a willingness to support their local cinemas, rather than travel to cinemas offering more state-of-the art facilities in other neighborhoods.

   It is unclear, with the restructuring currently going on in the industry and with the largest exhibitor of art and specialty film in the United States currently in bankruptcy, what the competitive future holds for Citadel Cinemas.

 Seasonality

   Traditionally, the exhibition of mainstream commercial films has been somewhat seasonal, with most of the revenues being generated over the summer and Christmas holiday seasons. However, with the increasing number of releases, this seasonality is becoming less of a factor. The exhibition of art and specialty films has historically been less seasonal than the exhibition of mainstream commercial films.

 Employees

   At December 31, 2000, approximately 170 individuals were employed to operate the Company's cinemas, including 35 employees employed under collective bargaining agreements. The Company believes its relations with these employees to be good.

Liberty Theaters
----------------

 General

   Liberty Theaters is in the business, through its wholly owned theater operating companies, of leasing theater auditoriums to the producers of "Off Broadway" theatrical productions and providing various box office services. Liberty Theaters generates revenues by leasing its theaters and by charging various service fees for the use of its box office staff and facilities, as opposed to taking the risk of producing individual theatrical productions. While the Company typically does not engage in the producing or financing of productions, the Company may, from time to time, acquire minority interests in the shows using its theaters. For example, the Company has a minority interest in the play Batboy, which is currently leasing the Company's Union Square Theatre. The Company's theaters are booked and managed by a separate management company owned by Margaret Cotter, the daughter of James J. Cotter. Ms. Cotter and Ms. Robyn Goodman are the key employees of that management company.

   At the current time, Liberty Theaters has three single auditorium theaters in Manhattan: (1) the Minetta Lane (390 seats), (2) the Orpheum (360 seats) and (3) the Union Square (499 seats). Liberty also owns a four auditorium theater complex in Chicago (main stage 452 seats, cabaret 191 seats, great room 110 seats and gallery 66 seats). The Company owns the fee interest in each of these theaters.

 Competition

   Competition comes from other live theaters as well as other entertainment sources (such as television, videos, movies, concerts and other theatrical presentations). In Manhattan and Chicago, the number of theaters available for Off Broadway type productions is limited. While there are more than twenty Off Broadway venues (theaters with between 99 and 499 seats) in Manhattan, there are only four such theaters that have the same or greater seating capacity than Liberty Theaters' properties. In Chicago, there are currently four other venues available for commercial Off Broadway type productions, and six venues for Broadway style productions.

   Due to high land values and high construction costs in urban areas, and the parking requirements for such facilities, there are significant barriers to the construction of new theaters in both Manhattan and Chicago. There are four additional Off Broadway style theaters currently under development in Manhattan. Although these theaters are expected to open in mid to late 2002, the Company believes these future theaters to be in locations outside of established theater districts. In Chicago, there is one theater complex with four stages currently under construction in the downtown area and expected to open in 2001. However, the Company does not believe that this theater will have a material adverse effect on the Royal George, at least not in the near to intermediate run, given current levels of theater demand in Chicago.

   Generally speaking, the difference between "Off Broadway" and "Broadway" venues is the seating size of the auditorium. Typically, Off Broadway theaters have less than 500 seats. Accordingly, as the revenue generating capacity of an Off Broadway theater is limited, the size, scope and cost of the productions making use of such facilities are likewise typically more limited. However, with the current demand for theater space in Manhattan, this line is blurring somewhat, as more expensive productions are now being booked into Off Broadway venues. Also, typical productions making use of Off Broadway style theaters are non-Equity, meaning that they are permitted to make use of production crews and actors who are not members of the union leagues and that they are not required to pay the same wage scale as is applicable to Broadway productions.

 Seasonality

   Generally speaking, there is little or no seasonality in the live theater business. While it may be that a larger selection of plays open in February and in later September/October, demand for space is relatively constant through the year, varying more with the number of shows in production and looking for space than with the season.

 Employees

   Each theater has its own employees, most of whom are employed in connection with the operation of the box offices and concession facilities. Consequently, the number of employees fluctuates significantly throughout the year, depending on the number of shows booked at the theaters. The individuals responsible for the development and construction of sets and for the staging of the production, as well as all of the individuals appearing in a particular production, are the employees of the production company and not of the Company. When the Company's theaters are fully leased, approximately 5 employees are required to operate the theaters and to supply box office services, while an additional 3-6 ushers are needed to seat the theater patrons. The Company believes its relations with these employees to be good.

Background of the Acquisitions

 The Angelika Film Center and the City Cinemas Acquisitions

   On September 1, 2000, the Company acquired, in each case either from Messrs. James J. Cotter and Michael Forman, or entities controlled by them (collectively with Messrs. Cotter and Forman referred to herein as "Sutton"),
(1) a 1/6th (16.7%) interest in AFC, the owner of the Angelika Film Center and Cafe located in the Soho district of Manhattan (the "NY Angelika"), and (2) certain rights and interests comprising the City Cinemas cinema chain, (the "City Cinemas Transaction"). The remaining interests in AFC are owned by Reading (33.3%) and by National Auto Credit, Inc. (50%). Included in the City Cinemas cinema chain were subleases of 16 screens in four Manhattan locations (the "Leased Cinemas"), the rights to manage an additional 24 screens in five locations, including the NY Angelika (the "Managed Cinemas").

   The City Cinemas Transaction was structured as an operating lease of the Lease Cinemas and a purchase of the AFC interest and the Managed Cinemas. Under the operating lease, the Company is obligated to make annual lease payments of $3,217,500 to Sutton, subject to certain cost of living and other adjustments. In addition to its obligation under the operating lease, the Company is also obligated to make rental and other payments due under various underlying property leases totaling approximately $900,000 per year. The purchase price was paid in the form of a $4,500,000 promissory note, accruing interest at the rate of 8.25% and maturing in July 2012. In exchange, the Company is entitled to the cash flows generated from operations of the AFC interest and the Leased Cinemas, and the management fees associated with the Managed Cinemas. At the end of the ten-year term of the operating lease, the Company will have separate options, for which it paid an aggregate option fee of $5,000,000 to Sutton, to acquire
(1) the underling leases and physical improvements owned by Sutton with respect to the Leased Cinemas for a purchase price of $44,000,000 and (2) the fee interests underlying the Murray Hill and Sutton cinemas for a purchase price of $4,000,000. Alternatively, the Company can extend the operating lease at the then fair market rental. The option fee will be credited against the purchase price should the purchase option be exercised, resulting in a net aggregate exercise price of $43,000,000. The Company is amortizing the option fee over the ten-year term of the operating lease.

   In connection with the City Cinemas Transaction, the Company is obligated to lend Sutton up to $28,000,000 commencing in July 2007. This credit facility is intended to provide Sutton with liquidity pending acquisition by the Company of the various assets subject to the option. Any amounts outstanding under the credit facility at the date the option is exercised will be credited against the purchase price otherwise payable by the Company. In the event that the Company does not exercise its option, all amounts advanced under the line of credit will be due and payable on December 1, 2010.

 The Liberty Theaters Acquisition

   On September 20, 2000, the Company acquired OBI (later renamed Liberty Theaters, Inc. and referred to herein as "Liberty Theaters") pursuant to a stock-for-stock merger of Liberty Theaters with and into a wholly owned subsidiary of CHC (the "Liberty Merger"). In the Liberty Merger, 2,622,466 shares of Class A Stock and 655,616 shares of Class B Stock were issued to Messrs. Cotter and Forman, the sole owners of OBI. At the time of the merger, OBI owned the fee interest in the Minetta Lane and the Orpheum Theatres and leased the Union Square Theatre. In February 2001, the Company acquired the fee interest underlying the Union Square Theatre from the third-party owner of the property for $7,700,000 in cash. The Liberty Merger and the acquisition of the fee interest underling the Union Square were each treated as purchases for accounting purposes. The Class A Stock and Class B Stock issued in the Liberty Merger was valued at $10,000,000. The purchase price was allocated approximately $6,000,000 to property, plant and approximately $4,000,000 to goodwill.

 The Royal George Theatre Complex Acquisition

   On September 22, 2000, the Company acquired the Royal George Theatre, a four-auditorium complex located in Chicago. The transaction was structured as the acquisition of all of the membership units of the Royal George Theatre, LLC ("RGT"), for a purchase price equal to approximately $3,000,000, less an amount equal to the sum of (1) the long-term liabilities RGT, and (2) the difference between the short-term assets and liability of RGT. The Royal George Theatre was initially acquired by Reading in February 1999 for approximately $3,000,000 and was transferred to the Company at approximately book value, to complement the Manhattan theater assets already owned by Liberty Theaters. The transaction was accounted for as purchase, with substantially the entire purchase price allocated to property, plant and equipment.

 The Angelika-Dallas Acquisition

   On September 22, 2000, the Company acquired the leasehold interest in an 8-screen cinema currently under construction in Dallas and to be operated under the "Angelika" trade name (the "Angelika-Dallas"). The lease was initially entered into by Reading, and was transferred to the Company to complement the theater assets acquired from Sutton. In consideration of the lease, the Company paid Reading $356,000 in reimbursement of its costs in acquiring and advancing the fitting out of the cinema. Reading has agreed that, in the event that the cinema's EBITDA during the last twelve of the first twenty-four months following the opening of the cinema is less than an amount producing a 20% cinema level return on the company's investment in the cinema, then Reading will reimburse to the Company that amount of the Company's investment necessary to produce such a 20% return for that twelve-month period. The Angelika-Dallas acquisition has been accounted for as a purchase of a leasehold interest.

 The Reading Domestic Cinemas Acquisition

   On March 8, 2001, the Company acquired from Reading (1) the Houston Angelika Film Center and Cafe, an 8 screen cinema and cafe complex located in Houston, Texas; (2) the Reading Manville 12, a 12 screen cinema located in Manville, New Jersey, (3) the St. Anthony Main, a 5 screen cinema located in Minneapolis, Minnesota, and (4) the Tower cinema, a 3 screen cinema located in Sacramento, California. The purchase price paid was $1,706,000, representing six times the aggregate 2000 cinema EBITDA of the four properties, and was paid through the issuance by the Company of a two-year promissory note, accruing interest, and payable quarterly in arrears, at 8.0% per annum. The purchase price represented the carrying value on Reading's books. The transaction has been accounted for as a purchase of leasehold interests. Management believes that the ownership of these cinemas will complement the Company's other cinema holdings. When combined with the Angelika-Dallas acquisition, this transaction will give the Company control over all three Angelika style cinemas in the United States.

Commercial Real Property Ownership and Management Activities

   For more than the past five years, the Company has been principally involved in the ownership and management of its real estate interests, and more recently in providing real estate consulting services to Reading. The Company has, over this period, disposed of three multi-family residential properties, two office buildings, and certain open land. In 1999, the Company sold its office building located in Phoenix, Arizona, for approximately $20 million.

   Prior to April 1994, the Company was the holding company for Fidelity Federal Bank, FSB, a Southern California based federally chartered savings and loan association. The real estate assets which had been a focus of its activities during the 1994-1999 time period were assets acquired as a part of the recapitalization of Fidelity in April 1999. Due in large part to the competition presented by substantially larger and tax benefited real estate investment trusts ("REITs"), the Company believes it doubtful that it would have been able to effectively compete in the market for direct ownership of conventional commercial properties. Similarly, the Company believes it unlikely that it would have been able to effectively compete in the market to provide property management services with respect to properties owned by others, given the significant and well-established competition in this area. Accordingly, the Company has looked to other opportunities to invest in real estate intensive businesses that may offer the Company greater returns than competing with REITs for commercial properties or competing with well-established management companies for property management business. In the pursuit of such opportunities, the Company has made the investments in the Reading Series A Preferred Stocks, the Agricultural Partnerships, and the assets of Citadel Cinemas and Liberty Theaters.

   Since 1995, a substantial portion of the Company's executive time has been spent providing real estate consulting services to Reading in connection with the development by Reading of multiplex cinemas in Australia, New Zealand, the United States, and Puerto Rico and the development of entertainment centers in Australia and New Zealand. Through 1999, such real estate consulting services were provided by the Company to Reading under an arrangement pursuant to which Reading reimbursed Citadel for its costs in providing such services. During Fiscal 2000, 1999, and 1998, Reading paid to Citadel $138,000, $215,000, and
$398,000, respectively, with respect to such consulting services. In 2000, substantially all of the general and administrative employees of Citadel became employees of Craig Corp, and the cost of such employees has been allocated between the Company, Craig and Reading depending on the amount of time spent by such employees on the business of each of the respective companies. In 2000, approximately 34% of such general and administrative payroll expense of Craig was allocated to the Company and approximately 56% of such expense was allocated to Reading. In calculating the costs allocated to Citadel, Reading received a credit for the $138,000 paid to Citadel for real estate consulting services in 2000.

Agricultural Activities

   The Company currently has a 40% general partnership interest in three agricultural partnerships ("Agricultural Partnerships"), and an 80% membership interest in the farming company, Big 4 Farming, LLC

("Farming") which manages and farms the properties owned by the Agricultural Partnerships. The Agricultural Partnerships currently own approximately 1,600 acres of property in Kern County, California, of which approximately 980 acres is improved with mature citrus trees. In 1999 and 1998, the Agricultural Partnerships planted 60 acres of new citrus. The Company currently has no plans to plant additional acreage in 2001.

   In December 1998, the Kern County area suffered a devastating freeze. Substantially all of the Agricultural Partnerships' crop was destroyed. As the crop was not insured against freeze damage, the Agricultural Partnerships booked a loss of $2,651,000 for 1998 (inclusive of $1,577,000 related to the crop loss resulting from the freeze). The Company's share of this loss was $1,061,000. As a result of the destruction of its 1998-1999 crop, the Agricultural Partnerships received only limited revenues in 1999, and reported an additional loss of $684,000 for 1999. The Company's share of this loss amounted to $274,000. The market for citrus in 2000 was weak, and while the harvest realized by the Agricultural Partnerships was good in volume, it was comparatively poor in quality and the majority of the harvest was sold in bulk for the juice market. Accordingly, the Agricultural Partnerships reported a further loss of $2,475,000 for 2000. The Company's share of this loss amounted to $990,000. As Farming's profit is tied to the agricultural results of the Agricultural Partnerships, Farming did not report any material income for 1999.

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

   Citadel and Visalia LLC (which owns a 20% interest in Farming and in each of the Agricultural Partnerships) are the principal sources of funding for the operations of the Agricultural Partnerships. The costs of the destroyed 1999 crop were funded through loans from Citadel to the Agricultural Partnerships. Funding for its 2000 crop and for capital improvement since January 1, 1999 to the open land held by the Agricultural Partnerships has been provided 80% by Citadel and 20% by Visalia. Since January 1, 2001 through March 1, 2001, Citadel and Visalia have advanced an additional $186,000 and $47,000 to the Agricultural Partnerships, respectively.

   The Agricultural Partnerships currently do not have any source of funds with which to repay the loans made to date by Citadel and Visalia, or any funds with which to cover its cultural, administrative and interest costs for fiscal 2001, other than proceeds from the sale of its 2000-2001 crop, and continued funding by Citadel and Visalia. The Company is currently reviewing the situation, but will likely continue providing the financing required to harvest the 2000-2001 crop so long as Visalia continues to fund its 20% share of such amounts and as long as the Company believes that such funds can be recovered from the proceeds of such crop. The Agricultural Partnerships have closed all capital improvements to their properties and are limiting cultural expenditure to bring them into alignment with anticipated crop revenues. The Agricultural Partnerships are also reviewing, among other things, the disposition of all or substantially all of their properties. However, it is not currently anticipated that the properties could be sold at any material premium to the debt owed to the holder of the first trust deeds on the properties.

Background of Acquisition

   During 1997, the Company formed three subsidiaries, Citadel Agricultural, Inc., a wholly owned subsidiary, ("CAI"), Farming, (80% owned by the Company and 20% by Visalia, a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, and owned directly or indirectly by Mr. Cotter and certain members of his family) and Big 4 Ranch, Inc. ("BRI"). Such subsidiaries were formed in anticipation of affecting a purchase of the Big 4 Properties and in order to address certain restrictions on access to federal water. The Company capitalized BRI with a cash contribution of $1,200,000, which was used primarily to acquire a 40% interest in each of the Agricultural Partnerships. The remaining interests in the Agricultural Partnerships are held 40% by CAI and 20% by Visalia. On December 29, 1997, the Company distributed 100% of the shares of BRI to the shareholders of record of the Company's common stock as of the close of business on December 23, 1997, as a spin-off dividend (the "Spin-off").

   On December 31, 1997, the Agricultural Partnerships acquired the Big 4 Properties consisting of approximately 1,600 acres of agricultural land and related improvements. The assets acquired included (i) approximately 560 acres of Navel oranges, 205 acres of Valencia oranges, 145 acres of lemons, 32 acres of Minneola and 400 acres of open land currently leased on a short term basis to a third party for the cultivation of annual crops (the "Open Land"), (ii) irrigation systems, (iii) water rights, (iv) frost prevention systems, and
(v) the fruit crop on the trees which was slated for harvest in 1998. The Big 4 Properties were acquired by the Agricultural Partnerships (the "Ranch Acquisition") from Prudential Insurance Company of America ("Prudential") on an arms length basis for a purchase price of $6,750,000, plus reimbursement of certain cultural costs approximating $831,000.

   Prior to the Spin-off, Farming entered into a farming services agreement (the "Farming Contract") with each of the Agricultural Partnerships, pursuant to which Farming is obligated to provide all of the day-to-day farming services necessary to cultivate the citrus orchards located on the Big 4 Properties and, over time, to cultivate the empty land as may be determined by the Agricultural Partnerships. Under the Farming Contract, Farming is reimbursed for its out-of-pocket costs and is paid a management fee equal to 5% of gross receipts, such gross receipts to be calculated net of picking, packing, and hauling costs. In turn, Farming has entered into a management services contract agreement (the "Cecelia Contract") with Cecelia Packing Corporation ("Cecelia" a company owned by James Cotter) pursuant to which Cecelia has agreed to provide management consulting, purchasing, and bookkeeping services to Farming at a monthly fee of $6,000, along with reimbursement of certain out-of-pocket expenses, the cost and benefit of which will be passed through to the Agricultural Partnerships. Cecelia also packs a portion of the fruit produced by the Agricultural Partnerships. While the Company had no prior experience in citrus farming, Cecelia has been engaged in farm management, citrus packing, and marketing for more than 20 years.

   BRI was initially owned by the shareholders of record of Citadel on December 23, 1997, including Craig and Reading. During 1998, Craig and Reading purchased additional shares of BRI, which increased their collective ownership in BRI to approximately 49%. In addition, Cecelia and a trust for Mr. Tompkins' daughter purchased 210,700 shares or approximately 3.2% of BRI's outstanding securities during 1998. Concurrent with the Spin-off, Citadel provided BRI with a working capital line-of-credit in the amount of $200,000. As of December 31, 2000, there had been no borrowing and that line of credit has now expired. The future of BRI and the collectibility of any Citadel loans due from BRI will be dependent on the future operations of the Agricultural Partnerships.

   The acquisition of the Big 4 properties was financed by pro-rata capital contributions of the partners (Citadel's 40% portion amounting to approximately $1,080,000), by a $4,050,000 purchase money loan from Prudential, and by a crop finance loan by Citadel to the Agricultural Partnerships of approximately $831,000. The loan by Citadel was advanced pursuant to a $1,200,000 Line of Credit Agreement (the "Crop Financing") extended by the Company to the Agricultural Partnerships. Drawdowns under the Crop Financing accrue interest at prime plus 100 basis points, payable quarterly. The line of credit which was increased to $1,850,000 in 1998 was thereafter increased to $3,250,000 in light of the need to fund cash shortfalls resulting from the 1998 freeze. The credit facility matured in August 2001 and is currently being extended on a month-to-month basis. At December 31, 2000, Citadel had advanced or incurred liabilities of approximately $3,909,000 under the Crop Financing Line of Credit which has been fully reserved at December 31, 2000.

   The Prudential Purchase Money Loan in the amount of $4,050,000 is secured by, among other things, a first priority mortgage lien on the property, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. Principal is payable in annual installments of $200,000, beginning January 1, 2002. The Partnerships, however, are obligated to make certain mandatory prepayments unless the Partnerships make capital improvements to the real property totaling $500,000 by December 31, 2000 and make an additional $200,000 of capital improvements by December 31, 2001. The amount of such prepayments, if any, will be the difference between the capital improvement amount specified and the amount actually spent on such improvements as of the relevant date. As of December 31, 2000, the Agricultural Partnerships have made the capital improvements required by December 31, 2000 and 2001. The purchase money mortgage also imposes a prepayment penalty equal to the greater of (a) one-half of one percent of each prepayment of principal or (b) a present value calculation of the anticipated loss that the note holder will suffer as a result of such prepayment.

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

   Currently, marketing and sales of California citrus is dominated by Sunkist Growers, Inc., a cooperative of growers from California and Arizona. Sunkist market share ranges from 60% for oranges to 75% for lemons. Membership in Sunkist is not restricted and some of the Partnerships' fruit has been historically and will likely be marketed in the future through Sunkist.

Business Strategy and Description of Business

 General

   The Agricultural Partnerships' business plan has been to focus on the cultivation of citrus crops utilizing the Big 4 Properties' existing orchards and, over time, to improve the open land with additional citrus orchards. However, as a result of the substantial operating losses incurred by the Agricultural Partnerships, all new planting was suspended in 2000. Furthermore, it is not currently contemplated that any further capital investments will be made in 2001. The Agricultural Partnerships intended to control operating costs and expenses to a level consistent with the anticipated revenues to be received from the crop currently being harvested and marketed, and have instituted various programs to control costs.

   At the present time, approximately 980 acres of the Big 4 Properties is improved with mature orchards, consisting of approximately 585 acres of Navel oranges, 205 acres of Valencia oranges, 155 acres of lemons and 35 acres of Minneola. The Agricultural Partnerships planted approximately 60 acres of additional citrus trees in

1998 and approximately 100 acres were planted in 2000. The remaining acreage is used for agricultural support facilities or held for development as additional orchards. During the 1997-1998 season, the Big 4 Properties produced 479,232 cartons of Navel oranges, 164,886 cartons of Valencia oranges, 159,084 cartons of lemons and 33,552 cartons of Minneola, for a total of 836,754 cartons of citrus. As a result of a devastating freeze in 1998, the Big 4 Properties produced almost no marketable crops for the 1998-1999 season. During the 1999-2000 season, while the harvest realized by the Agricultural Partnerships was good in volume, it was comparatively poor in quality. As a result, approximately 43% and 75% of the Navals and Valencias harvested in 1999-2000 were sold for juice. For sale as fresh fruit, the Big 4 Properties produced only about 276,169 cartons of Navel oranges, approximately 34,945 cartons of Valencia oranges, 18,988 cartons of Minneola, and no lemons, for a total of approximately 330,102 cartons of Citrus.

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

   It was originally anticipated that the preparation and planting of the remaining open land would likely be completed over a period of two to four years. It was likewise originally anticipated that such preparation and planting would be funded, over time, principally out of the cash flow generated from the Big 4 Properties. However, as a result of the 1998 freeze and subsequent poor market conditions, all plans for further capital improvement of the property have been put on hold. The period to maturity varies from variety to variety, but generally speaking it is anticipated that the first commercial crops will be harvested 5 years after the trees are planted.

   The business of the Agricultural Partnerships is subject to risks associated with its agricultural operations. Numerous factors can affect the price, yield, and marketability of the crops grown on the Big 4 Properties. Crop prices may vary greatly from year to year as a result of the relationship between production and market demand. For example, the production of a particular crop in excess of demand in any particular year will depress market prices, and inflationary factors and other unforeseeable economic changes may also, at the same time, increase operating costs with respect to such crops. In addition, the agricultural industry in the United States is highly competitive, and domestic growers and produce marketers are facing increased competition from foreign sources. There are also a number of factors outside of the control of the Company and the Agricultural Partnerships that could, alone or in combination, materially adversely affect the agricultural operations of the Agricultural Partnerships, such as adverse weather conditions, the availability of water, insects, blight or other diseases, labor problems such as boycotts or strikes, shortages of competent laborers, and the relative strength or weakness of the U.S dollar. The business operations of the Agricultural Partnerships may also be adversely affected by changes in governmental policies, and social and economic conditions.

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

   In recent periods, the California citrus business has been hurt by the strong U.S dollar and by competition from growers in South America. The strength of the U.S dollar and competition from these growers has both reduced markets for U.S citrus fruit abroad, and held down the price of such fruit domestically. The effect of competition from foreign fruit has, in the view of management, been exacerbated by the increased concentration of market power in the hands of the large grocery store chains over the past five years.

   Under current market conditions, management believes it questionable whether the Agricultural Partnerships can recover their cultural costs from the sale of their fruit, if these costs are maintained at historical levels. Cultural costs include the cost of items such as fertilizer, pest control, pruning, and farming expenses, and do not include items such as debt service, depreciation, amortization or general and administrative expense.

 Employees

   The Company has a total of three full-time employees to operate the Big 4 Properties. These employees are provided and supervised by Farming. Certain management consulting, purchasing and bookkeeping is contracted out to Cecelia. Packing and harvesting is also contracted out to independent contractor third parties in accordance with industry practices, including Cecelia. Accordingly, it is not anticipated that the Agricultural Partnerships will have any employees, full time or otherwise. The success of the Agricultural Partnerships is highly dependent upon Mr. James J. Cotter, who has more than 25 years experience in citrus farming, and upon the senior management of Cecelia, which is wholly owned by Mr. Cotter, and which, through its employees, provides senior management, purchasing and bookkeeping services to Farming and through Farming to the Agricultural Partnerships.

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

Investment in Reading Entertainment, Inc.

   In 1996, the Company invested $7,000,000 in REI, and in consideration of that investment was issued 70,000 shares of the Series A Voting Cumulative Convertible Preferred Stock of REI (the "Series A Preferred Stock"), and was granted an option to require Reading to acquire, for shares of Reading Common Stock, substantially all of the assets and associated liabilities of the Company (the "Asset Put Option").

   REI is a publicly traded company whose shares are quoted on the NASDAQ Stock Market. REI is currently controlled by Craig, which owns common and preferred stock in REI representing approximately 78% of the voting power of that company. Craig directly owns 1,107,406 (11.1%) shares of Citadel common stock, and through its ownership of REI indirectly owns an additional 2,113,672 (21.2%) shares of Citadel common stock.

   The acquisition of the Series A Preferred Stock and the Asset Put Option provided the Company an opportunity to make an initial investment in the movie exhibition industry, and the ability, thereafter, to review the implementation by Reading of its business plan and, if it approved of the progress made by Reading, to make a further investment in this industry through the exercise of its Asset Put Option. In light of the then market price for Reading's Common stock, the Company determined not to exercise the Asset Put Option, and that option expired unexercised in April 2000. The Company has the right to require Reading to redeem the Series A Preferred Stock in October 2001, an option that the Company will likely exercise, unless the Consolidation Transaction is earlier consummated. However, no assurances can be given that Reading will have the liquidity needed to redeem the Series A Preferred Stock.

Gish Biomedical, Inc. ("Gish")

   The Company currently owns 583,900 shares of the common stock of Gish, representing approximately 16.25% of the outstanding common stock of that company. The transaction was brought to the Company by Value Asset Fund Limited Partnership ("VAF"), which currently owns approximately 587,300 shares representing approximately 16.35% of the outstanding common stock. Currently, the aggregate holdings of the Company and VAF represent approximately 32.60% of the outstanding common stock of Gish. The Company's investment in Gish was acquired at a cost of approximately $1,435,000 or $2.46 per share. At March 24, 2001, the closing price for such shares was $1.25.

   The Gish transaction was a departure from the traditional business activities of the Company, and was not intended to constitute a change of direction for the Company. The determination to purchase the Gish interest was based upon a variety of factors, including (1) the belief by management of the Company that the stock was undervalued, (2) the fact that the transaction provided the Company with the opportunity to acquire a meaningful stake in Gish, in essentially a single transaction, and (3) the fact that VAF was, at the same time, acquiring a similarly sized investment in Gish. The chief executive officer of VAF is well known and respected by the Chairman of the Board of the Company as an asset-based investor, and presented the transaction to the Company.

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

   The Company's investment in Gish is carried on the Company's books as an available for sale asset.

National Auto Credit, Inc. ("NAC")

   In the second half of 1999 and the first half of 2000, the Company considered a possible 50/50 joint venture with NAC with respect to the acquisition of the City Cinema Cinema Chain. NAC is a public company, whose shares are traded in the OTC market under the symbol NAKD. Although NAC acquired, in consideration of the issuance of its common stock and preferred stock, a 50% membership interest in AFC from Reading in April 2000, no joint venture transaction with the Company ever materialized. However, in becoming familiar with NAC, the Company came to the view that the NAC Common Stock was materially undervalued and determined to utilize a portion of its liquidity to acquire such NAC securities in open market transactions. As of November 3, 2000, the Company had accumulated 1,055,100 shares of NAC common stock, with a cost basis of approximately $938,000. At the same date, as a result of its sale of the 50% interest in AFC to NAC, Reading held 8,999,900 shares of NAC Common Stock and 100 shares of NAC preferred stock.

   On November 3, 2000, the Company, together with Craig Corp, REI and FA, Inc ("FA," a wholly owned subsidiary of REI) entered into a stock purchase and standstill agreement (the "Standstill Agreement") with NAC. The Standstill Agreement grew out of the settlement of a lawsuit brought by NAC against Mr. Sam Frankino ("Frankino"), the former Chairman, Chief Executive Officer and controlling stockholder of NAC, which litigation included certain cross claims by Frankino against Reading, FA, and certain directors of NAC, and the financial advisor to NAC (the "Frankino Litigation"). The Company was not a party to the Frankino Litigation, but was included as a party to the Standstill Agreement due to the cross-ownership of Craig, Reading and the Company and the fact that, after the consummation of the transactions contemplated by the settlement, the NAC common stock held by the Company would represent approximately 7.75% of the then outstanding common stock.

   As a consequence of the closing of the transactions provided for or contemplated by the Standstill Agreement,

  . NAC repurchased all of the NAC Common Stock held by the Frankino Parties (15,863,360 shares) for $35,520,522, and 5,277,879 of the shares of NAC
     Common stock and all 100 shares of the NAC preferred stock held by Reading for $8,468,770.

  .  The Frankino Litigation was dismissed with prejudice, and

  . The Company, Craig, Reading and FA (collectively referred to in the Standstill Agreement as the "Stockholders") agreed to certain limitations and restrictions on their rights as stockholders of NAC, in consideration of contractual assurances (a) that the Stockholders would have representation upon the NAC Board of Directors, (b) that related party transactions would be subject to approval by the disinterested members of the NAC Board of Directors, (c) that until such time as a five-year business plan for NAC had been prepared, adopted and publicly disclosed by the Board of Directors of NAC, no material acquisition or material issuance of securities would be consummated and (d) that certain material transactions would require the approval of the stockholders generally of NAC.

   The Standstill Agreement, subject to earlier termination under certain circumstances, was to have continued through and including August 31, 2003. Pursuant to their rights under the Standstill Agreement, the Stockholders designated Messrs. James J. Cotter and Scott A Braly as their representatives on the NAC Board of Directors.

   On December 15, 2000, a meeting of the Board of Directors of NAC was held at the offices of Skadden Arps, Slate, Maegher and Flom, LLP, legal counsel to NAC, in New York City. Prior to the meeting, Mr. Cotter circulated a memo addressed to the independent members of the NAC Board of Directors advising that he did not believe that Mr. James McNamara, the then acting Chairman and CEO of NAC, was qualified to serve as the permanent Chairman and CEO of NAC and that he would oppose any nomination of Mr. McNamara to fill such position on a permanent basis. Mr. Cotter set forth in some detail the facts underlying and the reasons for his conclusions. At that meeting, a number of actions occurred to which Messrs. Cotter and Braly took exception, including the adoption of a purported five-year business plan for NAC and the approval of a major investment in an unproven "dot.com" company with a business plan contemplating the future generation of profits by bringing together the buyers and financiers of used cars. The materials with respect to the five-year business plan and the proposed investment in the "dot.com" company were presented to the NAC Directors less than four days before the meeting and, insofar as Mr. Cotter is aware, were not discussed or considered by the Directors prior to that meeting. It also became apparent at the meeting that Mr. McNamara had the support of at least a majority of the members of the NAC Board of Directors and that they were prepared to support a very lucrative employment contract for Mr. McNamara.

   The Stockholders' representatives voted against the adoption of the business plan and against the investment in the "dot.com" company. Following these negative votes by the Stockholders' representatives and during a break in the meeting, the Stockholder's representatives were approached by representatives of NAC with an offer to repurchase the shares of NAC common stock held by the Company and Reading, conditioned on, among other things, the resignation of Messrs. Cotter and Braly from the NAC Board of Directors. Reading, at that time, was considering, in light of the actions that had taken place at the NAC Board meeting, whether or not to exercise certain rights that it held to put its remaining investment in NAC to NAC. Following discussions, the Company and Reading entered into an agreement providing for the repurchase of all of the NAC shares owned by the Company and Reading at a purchase price of approximately $1.67 per share. Pursuant to the terms of that agreement, Messrs. Cotter and Braly immediately resigned from the NAC Board of Directors. The agreement also includes certain standstill agreements on the part of the Stockholders, certain waivers and releases by the parties, and certain indemnities by NAC. The sale transaction was closed on December 22, 2000, at which time the Company received $1,768,000 for its interest in NAC representing a gross profit of $829,000.

   Subsequently, on January 2, 2001, NAC issued a Report on Form 8K which included, among other things, a statement to the effect that Messrs. Cotter and Braly did not resign because of a disagreement with NAC on any matter relating to NAC's operations, policies or practices. Messrs. Cotter and Braly have advised NAC that they believe this statement to be materially incomplete and misleading, and have requested that corrective disclosure be made. To date, insofar as the Company is aware, no further disclosure with respect to the matter has been made by NAC.

Historic Thrift Activities

   Prior to August 4, 1994, Citadel was engaged primarily in providing holding company services for its wholly owned thrift subsidiary, Fidelity. On August 4, 1994, Citadel and Fidelity completed a recapitalization and restructuring transaction (the "Restructuring"), which resulted in, among other things, the reduction of Citadel's interest in Fidelity from 100% to approximately 16%, the acquisition of certain real estate assets from Fidelity, and the receipt of options from Fidelity, by the way of dividends, to acquire certain other real estate assets at book value. These options were subsequently exercised to acquire the Company's Glendale and Phoenix properties. During Fiscal 1995, substantially all of the Company's remaining interest in Fidelity was sold.

Management

   James J. Cotter is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Cotter has more than 25 years experience in the real estate, cinema, live theater and citrus businesses. He is also a director, Chief Executive Officer and the Chairman of the Company's principal shareholders, REI and Craig Corp.

   S. Craig Tompkins is the Vice Chairman of the Board and Corporate Secretary of the Company. Mr. Tompkins is also the President and a director of Craig Corp; the Vice Chairman and a director of REI and serves, as an administrative convenience, as an assistant secretary to BRI and Visalia. Prior to joining Craig and Reading in March 1993, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher.

   Andrzej Matyczynski is the Chief Financial Officer and Treasurer of the Company. Mr. Matyczynski is also the Chief Financial Officer and Treasurer of Craig Corp and the Chief Administrative Officer, Chief Financial Officer and Treasurer of REI. Prior to joining the Company in November 1999, Mr. Matyczynski held various positions with Beckman Coulter, Inc., a multi-national biomedical company.

   Brett Marsh is the Vice President of Real Estate of the Company, Craig Corp and REI and is responsible for the real estate activities of the Company. Prior to joining the Company, Mr. Marsh was the Senior Vice President of Burton Property Trust, Inc., the U.S. real estate subsidiary of the Burton Group PLC. In this position, Mr. Marsh was responsible for the U. S. real estate portfolio of that company.

   Historically, the Company's executives have provided certain real estate consulting services to Reading. Also, the Company and Craig have, since 1994, shared offices and support facilities in Los Angeles, and in 2000 Reading consolidated its domestic general and administrative functions in Los Angeles in offices located adjacent to those occupied by the Company and Craig.

   With the consolidation of Reading's domestic general and administrative functions in Los Angeles, it was determined by the management of the Craig Group of Companies that certain efficiencies and economies of scale could be achieved if the general and administrative functions of these companies were to be consolidated. Accordingly, since 2000, the domestic general and administrative functions of the Company, Craig and Reading have been performed principally by employees of Craig Corp. The cost of such functions are shared on an appropriate basis between the Company, Craig and Reading are subject to periodic review by the Conflicts Committees of the Boards of Directors of each of CHC, Craig Corp and REI. As the relative demands of the Company, Craig and Reading will likely vary from year to year, it is currently expected that this allocation will be reviewed by the participants on a periodic bases, as appropriate from time to time.

ITEM 2. PROPERTIES

Rental Real Estate Interests

   The table below provides an overview of the real estate assets owned by the Company at December 31, 2000.

                                 Square  % Leased                    Remaining
   Address                 Type   Feet  at 12/31/99 Major Tenants*  Lease Terms
   -------                ------ ------ ----------- -------------- -------------
Glendale Building........ Office 91,669     100     Fidelity (13%)   May 2005
 600 N. Brand Blvd.                                  Disney (87%)  February 2007
 Glendale, CA

*  % of rentable space leased

   This property, acquired by the Company for $7,120,000 in May 1995, is leased 87% to Disney Enterprises, Inc. ("Disney") and 13% to Fidelity, with Fidelity occupying the ground floor.

   The base rental rate for the first five years of the Fidelity lease term is $26,000 per month, including parking. With the lease providing for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%, the rental rate of the Fidelity lease at December 31, 2000 is $32,728 per month. Fidelity has the option to extend the lease of the ground floor for two consecutive five-year terms at a market rental rate.

   On October 1, 1996, the Company entered into a ten-year full service lease for all of the floors, excluding the ground floor, of approximately 80,000 square feet, with Disney. The rental rate for the first five years of the lease term beginning February 1, 1997 is approximately $148,000 per month and approximately $164,000, excluding parking, for the remaining five-year term. Disney has the option to renew the lease for two consecutive five-year terms. The Company is required to provide Disney with certain tenant improvements totaling approximately $1,985,000 as specified in the lease agreement. As of December 31, 2000, the Company has accrued $1,567,000 of its tenant improvement expenses but the actual expense incurred to date has been minimal.

Financing of Real Estate Interests

   In 1999, the existing mortgages in the amount of $9,224,000 on the Company's Glendale and Phoenix properties were paid off with a portion of the proceeds from the sale of the Phoenix property. In December 1999, the property was refinanced in the amount of $11,000,000 pursuant to a ten-year fixed rate mortgage loan, with an 8.17% interest rate.

 Executive Offices

   The Company currently shares executive office space with Craig and Reading under a management service arrangement whereby Craig allocates the costs of such office space and other general and administrative facilities to the Company and Reading. The Company believes that this arrangement is beneficial to the Company in that it permits the Company to maintain quality executive office facilities at a lesser cost than if the Company were to maintain comparable facilities separate and apart from Craig and Reading.

ITEM 3. LEGAL PROCEEDINGS

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Company's 2000 Annual Meeting of Shareholders held on September 12, 2000, the shareholders (1) elected the Company's directors; (2) approved the proposal to issue Class A and Class B stock to acquire Off Broadway Investments, Inc.; and (3) approved the proposal to adopt the Company's 1999 Stock Option Plan. The results of the votes were as follows:

                                                                 For    Withheld
                                                              --------- --------
   (1) Election of Directors
   James J. Cotter........................................... 1,246,694  71,532
   S. Craig Tompkins......................................... 1,245,494  72,732
   William C. Soady.......................................... 1,245,494  72,732
   Alfred Villasenor, Jr..................................... 1,245,494  72,732
   Robert M. Loeffler........................................ 1,245,494  72,732

                                                                   Abstain/No-
                                                    For   Against     Vote
                                                  ------- ------- -------------
   (2) Proposal to Issue Class A and Class B
    stock to acquire Off Broadway
    Investments, Inc............................. 765,737 224,660 1,755/326,074

                                                                   Abstain/No-
                                                    For   Against     Vote
                                                  ------- ------- -------------
   (3) Proposal by the Board of Directors to
    Adopt the 1999 Stock Option Plan............. 764,165 225,575 2,412/326,074

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

   The Company's common stock is listed and quoted on the American Stock Exchange ("AMEX") under the symbol CDL/A and CDL/B. The following table sets forth the high and low closing prices of the common stock of the Company as reported by AMEX for each of the following quarters:

                                                 Class A          Class B
                                                Nonvoting          Voting
                                                  Common           Common
                                                  Stock            Stock
                                                -------------     ------------
                                                High     Low      High     Low
                                                -----    ----     ----     ---
     2000:
     -----
     Fourth Quarter............................    3       2 1/8   3 1/8    2 1/4
     Third Quarter.............................   3 1/4    2 1/2   3 3/4    2 5/8
     Second Quarter............................   3 1/4    2 5/8   3 1/2    2 7/8
     First Quarter.............................   3 1/8    2 5/16  3 5/16   2 3/8

                                                                     Citadel
                                                                   Common Stock
                                                                  --------------
                                                                   High    Low
                                                                  ------ -------
     1999:
     -----
     Fourth Quarter.............................................. 4 1/16 2 11/16
     Third Quarter............................................... 5      3 13/16
     Second Quarter.............................................. 5 7/16 3 3/8
     First Quarter............................................... 3 5/8  3 1/4

Holders of Record

   The number of holders of record of the Company's Class A and Class B common stock at March 24, 2001 was 86 and 87, respectively. On March 24, 2001, the high, low and closing price per share of the Company's Class A Nonvoting were $2.08, $2.05 and $2.05, respectively, and the high, low and closing price per share of the Company's Class B Voting Common Stock was all $2.48.

Dividends on Common Stock

   While the Company has never declared a cash dividend on its common stock and has no current plan to declare a dividend, it is Citadel's policy to review this matter on an ongoing basis.

ITEM 6. SELECTED FINANCIAL DATA

   The table below sets forth certain historical financial data regarding the Company. This information is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere herein, and the related notes thereto (dollars in thousands, except per share amounts).

                                       At or for the Year Ended December 31,
                                      ----------------------------------------
                                       2000     1999    1998    1997    1996
                                      -------  ------- ------- ------- -------
Revenues............................. $ 7,384  $ 3,952 $ 5,985 $ 5,350 $ 5,101
Net (loss) earnings.................. $(3,542) $ 9,487 $ 5,687 $ 1,530 $ 6,426
Net (loss) earnings available to
 common stockholders................. $(3,542) $ 9,487 $ 5,687 $ 1,530 $ 6,268

Basic (loss) earnings per share...... $ (0.47) $  1.42 $  0.85 $  0.24 $  1.04
Diluted (loss) earnings per share.... $ (0.47) $  1.42 $  0.85 $  0.24 $  0.80

Balance Sheet Data
  Total assets....................... $63,922  $47,206 $35,045 $28,860 $30,292
  Borrowings......................... $15,372  $11,000 $ 9,224 $ 9,395 $10,303
  Stockholders' equity............... $39,128  $33,483 $23,741 $18,054 $17,724
  Cash dividends declared on
   Preferred Stock...................     --       --      --      --  $   232
  Stock Dividend.....................     --       --      --  $ 1,200     --

   The 1998 net earnings include a deferred income tax benefit amounting to approximately $4,828,000 resulting principally from the reversal of federal and state income tax valuation allowances. The 1996 net earnings included approximately $4,000,000 as a result of a non-recurring recognition of previously deferred proceeds from the bulk sale of loans and properties by the Company's previously owned subsidiary, Fidelity. The 1996 data also includes the effect of shares assumed to be issued on the conversion of the then outstanding 3% Cumulative Voting Convertible preferred Stock amounting to 2,046,784 common shares, respectively.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

 General

   In recent years, Citadel Holding Corporation, a Nevada corporation ("CHC" and collectively with its consolidated subsidiaries and corporate predecessors, "Citadel" or the "Company") has been principally involved in the real estate business, managing its commercial real estate and agricultural properties, and providing real estate consulting services to its affiliate, Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries and corporate predecessors, "Reading"). More recently, the Company has expanded its real estate intensive businesses to include the ownership and management of certain cinema exhibition and live theater assets.

   The Company's business plan is to continue to manage its commercial real estate properties, to dispose of its agricultural properties, if possible, and to continue to own and operate its cinema and live theater properties. While the Company intends to explore the acquisition of other existing cinema and live theater properties, it does not intend to be aggressive in seeking out such properties. To the extent that its current cinema assets are suitable for more intensive development than their current use as cinemas, the Company intends to pursue such development opportunities, either directly or with joint venture partners.

   As a consequence of recent acquisition activity, the performance of the Company in prior periods will not be indicative of the performance by the Company on a going forward basis.

   The Company is currently managed as a part of the Craig Group of Companies. This group of companies is under the control of Mr. James J. Cotter, who controls a majority of the outstanding shares of Craig Corporation ("Craig Corp" and collectively with its wholly owned subsidiaries and corporate predecessors, "Craig"). Directly, and through his controlling position in Craig, Mr. Cotter likewise controls a majority of the voting power of REI and approximately 49.39% of the voting power of CHC. The three companies are managed by a common management team consisting of Mr. Cotter who serves as the Chairman and Chief Executive Officer of each of the Companies, Mr. S. Craig Tompkins, who serves as the President and a director of Craig Corp and as the Vice Chairman of the Board and Corporate Secretary of CHC and REI, Mr. Andrzej Matyczynski who serves as the Chief Financial Officer and Treasurer of each of the three companies, and Mr. Brett Marsh who serves as the Vice President-- Real Estate of each of the three companies. The Company, Craig and Reading share executive office space in Los Angeles, California and most general and administrative expenses. All of the Company's administrative employees are also employees of Craig Corp and receive their salary and benefits through that company.

   The management of the Company, Craig and Reading have recommended to the Board of Directors of the three companies that the three companies be consolidated into a single publicly traded company, in a transaction in which the current stockholders of Craig Corp and REI would receive shares of the Company's Class A Common Stock. Due to the overlapping management and membership of the Board of Directors of the three companies and Mr. Cotter's position as a controlling stockholder of each of the three companies, the Boards of Directors of the Company, Craig Corp and REI have each delegated management's recommendation to their respective Conflict Committees for further action.

   REI is a publicly traded company whose shares are listed on the NASDAQ Stock Market. Through its subsidiaries, Reading is in the business of developing and operating multiplex cinemas in Australia, New Zealand, and Puerto Rico, and developing entertainment centers in Australia and New Zealand. Craig Corp is also a publicly traded company whose shares are listed on the New York Stock Exchange. Craig's assets are principally its stock interests in the Company and REI, and its business is principally the strategic management of its assets and the provision of management services and personnel to those companies.

 Acquisition of Cinema and Theater Assets

   In September 2000 and in the first quarter of 2001, the Company acquired certain cinema and live theater assets, located principally in the borough of Manhattan, New York. As a result of these acquisitions, the Company now operates a total of eleven cinemas (55 screens). In addition, the Company is in the process of fitting out an 8-screen cinema leasehold in Dallas. The Company also operates three live theaters in Manhattan and a live theater complex with four auditoriums in Chicago. These assets have a significant real estate component. Each of the live theaters is owned in fee. Generally speaking, the Company's Manhattan cinemas are on long term leaseholds and, in two cases, include options to acquire the underlying land. The Company's acquisitions are further described below.

     The Angelika Film Center and the City Cinemas Acquisition On September 1, 2000, the Company acquired, in each instance either directly from Messrs. Cotter and Forman or from entities owned by Messrs. Cotter and Forman, collectively referred to herein as "Sutton", (1) a 1/6th (16.7%) interest in the Angelika Film Center LLC ("AFC"), the owner of the Angelika Film Center and Cafe located in the Soho district of Manhattan (the "NY Angelika"), and (2) certain rights and interests comprising the City Cinemas cinema chain, currently consisting of 16 screens in four Manhattan locations (the "Leased Cinemas") and the right to manage an additional 24 screens in five locations (the "Managed Cinemas") (the "City Cinemas Transaction"). The remaining interests in AFC are owned by Reading (33.3%) and by National Auto Credit, Inc. ("NAC") (50.0%).

     Off-Broadway Investments, Inc.("OBI") Acquisition On September 20, 2000, the Company acquired OBI from Messrs. Cotter and Foreman pursuant to a stock-for-stock merger of OBI with a wholly owned subsidiary of CHC, and renamed the company Liberty Theaters, Inc. ("Liberty Theaters"). At the time of its acquisition, OBI operated three live theaters in Manhattan, two of which were owned in fee and the third of which was leased. In February 2001, Liberty Theaters acquired the fee interest in the property in which the third of these theaters is located for $7,700,000.

     The Royal George Theatre Complex Acquisition On September 22, 2000, the Company acquired from Reading the Royal George Theatre, a four-auditorium complex located in Chicago, to compliment the live theaters already owned by the Liberty Theaters. The Royal George Theatre was initially acquired by Reading in February 1999 and was transferred to the Company at its approximate book value of $3,000,000.

     The Angelika-Dallas Acquisition On September 22, 2000, the Company acquired from Reading the leasehold interest in an 8-screen Angelika cinema currently under construction in Dallas ("Angelika-Dallas"). The lease was initially entered into by Reading, and was transferred to the Company at Reading's carrying value.

     The Reading Domestic Cinemas Acquisition In March 2001, the Company acquired the leasehold interest in four additional cinemas, consisting of 28 screens from Reading. The purchase price of $1,706,000 was based upon a six times multiple applied against the aggregate 2000 cinema level cash flow from the four cinemas. The purchase price was paid in a two-year promissory note, accruing interest, payable quarterly, at the rate of 8% per annum. The purchase price represented the carrying value on Reading's books. In the event that the Company exercises its option in 2001 to require REI to repurchase the Series A Preferred Stock held by the Company, REI can use the promissory note in partial satisfaction of that obligation.

 Agricultural Operations

   In December 1997, the Company acquired a 40% general partnership interest in three agricultural partnerships (the "Agricultural Partnerships") and an 80% membership interest in Big 4 Farming LLC ("Farming"), a limited liability company formed to manage and farm the property owned by the Agricultural Partnerships in Kern County, California. In December 1998, this area suffered a devastating freeze and the entire Agricultural Partnership's 1998-99 crop was lost resulting in a loss of $2,651,000 for 1998, and, since only a limited amount of fruit was available for harvest in 1999, a further loss of $1,073,000 for 1999. The Company's share of these losses were $1,061,000 and $429,000 for 1998 and 1999, respectively.

   Due to the combination of foreign competition and below average quality of citrus fruit harvested from the Big 4 properties, the Agricultural Partnerships again recorded a net loss, this time of approximately $2,475,000 for the year ended December 31, 2000.

   Since the freeze, the Company and Visalia LLC (which owns a 20% interest in Farming and in each of the Agricultural Partnerships) have been funding the working capital needed to operate the Agricultural Partnerships on an 80/20 basis. The Company and Visalia presently intend to limit future funding for the operation of the Agricultural Partnerships to levels that can be recovered from the cash flow generated by the Big 4 Properties, and currently intend to scale back farming operations until they can be met out of such cash flow. The Agricultural Partnerships are currently looking for a means to exit the citrus farming business. No assurances can be given that the Agricultural Partnerships will be able to find a purchaser or other use for the Big 4 Properties which would result in a higher value than the first mortgage currently encumbering those properties.

   The Company conducted an extensive review of the agricultural operations and in the third quarter of 2000, wrote off the balance of the advances made to the Agricultural Partnerships totaling approximately $3,406,000.

 Investment in NAC

   During 1999 and 2000, the Company acquired 1,055,100 shares of NAC common stock in open market transactions for an aggregate purchase price of $938,000. (NAC is a public company, whose shares are traded in the OTC market under the symbol NAKD, and which owns, among other things, a 50% interest in AFC). On

December 16, 2000, the Company accepted an offer from NAC to purchase such shares for $1,768,000, representing a gross profit of $829,000. In connection with that sale, the Company's representatives on the NAC Board of Directors resigned, the Company agreed to certain standstill provisions and NAC granted to the Company certain indemnities.

 Investment in Gish Biomedical, Inc. ("Gish")

   At December 31, 2000, the Company owned 583,900 shares of Gish common stock, acquired during fiscal years 1998-2000, at an aggregate cost of approximately $1,435,000, or approximately $2.46 per share. At March 24, 2001, the market value of such shares was approximately $729,875 or $1.25 per share. As the Gish stock is carried as an available for sale security, this asset is carried at $493,000 under the caption "Investment in Gish Biomedical, Inc." on the Company's consolidated balance sheet, for the year ended December 31, 2000.

 Investment in Affiliate

   At December 31, 2000, the Company owned 70,000 shares of REI Preferred Stock. The REI Preferred Stock has (1) a liquidation preference of $100 per share, or $7,000,000 ("Stated Value"), and (2) bears a cumulative dividend of 6.5%, payable quarterly.

   REI may, at its option, redeem the REI Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108%, and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001, or in the event of a change of control of REI, to require REI to repurchase the REI Preferred Stock for an amount equal to its Stated Value plus accumulated dividends. In addition, if REI fails to pay dividends for four consecutive quarters, the Company has the option to require REI to repurchase the REI Preferred Stock at an amount equal to its Stated Value plus accumulated dividends. As of December 31, 2000, REI was two quarters in arrears with respect to its dividend payments on the REI Preferred Stock which was paid in full in March 2001. For each of the year ended December 31, 2000, 1999, and 1998, the Company recorded $455,000 per annum as dividend revenue from its investment in REI Preferred Stock.

Results of Operations

   Due to the nature of the Company's business activities, the Company's historical revenues and future revenues will vary significantly, reflecting the results of real estate sales, the acquisition of the REI Preferred Stock, interest in the Agricultural Partnerships and Big 4 Farming, LLC, and more recently, the acquisition of the cinema and theater assets. Accordingly, year-to-year comparisons of operating results will not be indicative of future financial results.

   The tables below summarize the results of operations for each of the Company's principal businesses for the periods indicated (dollars in thousands).

Year Ended December 31,   Cinema/Live
2000                       Theaters   Real Estate Agriculture Corporate  Total
-----------------------   ----------- ----------- ----------- --------- -------
Revenues................    $ 4,686     $ 2,534     $    26    $   138  $ 7,384
Expenses................     (5,223)     (1,097)        --      (2,119)  (8,439)
                            -------     -------     -------    -------  -------
(Loss) income before
 charges................       (537)      1,437          26     (1,981)  (1,055)
Other (expense) income..        (19)       (895)     (4,262)     2,689   (2,487)
                            -------     -------     -------    -------  -------
(Loss) income from
 operations.............       (556)        542      (4,236)       708   (3,542)
                            -------     -------     -------    -------  -------
Income tax (expense)
 benefit................        --          --          --         --       --
                            -------     -------     -------    -------  -------
Net (loss) income.......    $  (556)    $   542     $(4,236)   $   708  $(3,542)
                            -------     -------     -------    -------  -------

Year Ended December 31,
1999
-----------------------
Revenues................        --      $ 3,706     $    31    $   215  $ 3,952
Expenses................        --       (1,582)        --      (1,269)  (2,851)
                            -------     -------     -------    -------  -------
Income (loss) before
 charges................        --        2,124          31     (1,054)   1,101
Other (expense) income..        --         (587)       (201)    14,483   13,695
                            -------     -------     -------    -------  -------
Income (loss) from
 operations.............        --        1,537        (170)    13,429   14,796
                            -------     -------     -------    -------  -------
Income tax (expense)....        --          --          --      (5,309)  (5,309)
                            -------     -------     -------    -------  -------
Net income (loss).......        --      $ 1,537     $  (170)   $ 8,120  $ 9,487
                            -------     -------     -------    -------  -------

Year Ended December 31,
1998
-----------------------
Revenues................        --      $ 5,478     $   109    $   398  $ 5,985
Expenses................        --       (2,693)        --      (1,297)  (3,990)
                            -------     -------     -------    -------  -------
Income (loss) before
 charges................        --        2,785         109       (899)   1,995
Other (expense) income..        --         (977)     (1,060)       901   (1,136)
                            -------     -------     -------    -------  -------
Income (loss) from
 operations.............        --        1,808        (951)         2      859
                            -------     -------     -------    -------  -------
Income tax benefit......        --          --          --       4,828    4,828
                            -------     -------     -------    -------  -------
Net income (loss).......        --      $ 1,808     $  (951)   $ 4,830  $ 5,687
                            -------     -------     -------    -------  -------

 Cinema and Live Theaters

   As of December 31, 2000, the Company's cinema and live theaters segment is comprised of (1) Citadel Cinemas Inc. ("Citadel Cinemas") which reports the operating results of four cinemas with 16 screens; and (2) Liberty Theaters, Inc. ("Liberty Theaters") which reports the operating results of four live theaters. Both Citadel Cinemas and Liberty Theaters are wholly-owned subsidiaries of the Company. The cinema and live theater revenues consist of admissions, concessions, and advertising with respect to the cinemas and lease income and box office service revenues with respect to the live theaters. The cinema and live theater expenses consist of the costs directly attributable to the operation of the cinemas and theaters (including employee-related, occupancy and operating costs, and depreciation) and in the case of the cinemas, film rent expense.

   In connection with the City Cinemas Transaction, Citadel Cinemas was entitled to receive theater cash flows June 1, 2000 and was correspondingly obligated to make the related lease payments and to pay certain operating costs from that date. Operating results and the related lease payments for the period from June 1, 2000 through July 31, 2000 were treated as a purchase price adjustment. Operating results from August 1, 2000 through December 31, 2000 are included in the Company's consolidated results.

   The negative margin produced from the Company's cinema operations for the period ended December 31, 2000 reflects the decline in attendance at the Company's cinemas during the 2000 period as compared with the same period in 1999, before the Company had any interest in the cinemas. While the domestic gross box office revenues for 2000 approximated U.S. gross box office revenues for 1999, these revenues were spread over a significantly greater number of screens (resulting in declining revenues per screen) and increased operating costs as a percentage of revenues. Cinema profitability was also adversely affected nationwide by an increase in film rental expense. These two factors have contributed to the recent bankruptcy filings by a number of large cinema exhibitors, including Loews (the principal exhibitor in Manhattan and elsewhere), Edwards, General Cinema, Carmike, United Artists and Mann circuits. Further, most other large exhibitors, including AMC and Regal, are reported to be suffering from poor attendance, high debt costs and declining operating results. In the case of the Company's cinemas, attendance was affected by, among other things, increased competition from new state-of-the-art multiplex cinemas constructed in Manhattan over the past two years.

   At December 31, 2000, Liberty Theaters owned three and leased one live theater property. The operating results for the year ended December 31, 2000 reflect only 13 weeks of operations. The theaters have had full booking of their stages since their acquisition with the exception of the main stage at the RGT in Chicago. A new production is currently scheduled for the RGT main stage beginning in April 2001.

 Real Estate

   The fluctuation in the Company's net real estate earnings from Fiscal 1998 to Fiscal 2000 is principally attributable to the sale of a rental property located in Phoenix, Arizona ("Arboleda") in June 1999. The Arboleda property was sold for $20,000,000, which resulted in a gain of approximately $13,337,000 being included in the Consolidated Statement of Operations for 1999. Subsequent to the sale of Arboleda, the Company owns one office building located in Glendale, California.

   On October 1, 1996, the Company entered into a ten-year full service lease for all of the floors, excluding the ground floor, of approximately 80,000 square feet, with Disney. The rental rate for the first five years of the lease term beginning February 1, 1997 is approximately $148,000 per month and approximately $164,000, excluding parking, for the remaining five-year term. Disney has the option to renew the lease for two consecutive five-year terms. The Company is required to provide Disney with certain tenant improvements totaling approximately $1,985,000 as specified in the lease agreement. As of December 31, 2000, the Company has accrued $1,567,000 of its tenant improvement expenses but the actual expense incurred to date has been minimal.

 Agriculture

   The Company's Fiscal 2000 net loss from the agricultural operations is primarily due to approximately $3,406,000 of loan loss reserve taken in Fiscal 2000 which reduced the Company's line-of-credit receivable from the Agricultural Partnerships to zero. The Company's decision to reduce the carrying value of its investment in and advances to the Agricultural Partnerships was premised upon (1) the very poor performance of the Agricultural Partnerships since 1997, (2) uncertainties surrounding market conditions which may be extant when the crop is harvested and sold, and (3) uncertainty about the potential value of the underlying net assets of the Agricultural Partnerships. The Company's 40% share of the Agricultural Partnerships' net loss for the Fiscal 2000 amounted to approximately $990,000, an increase of $716,000 from prior year.

   The decrease in the Company's Fiscal 1999 net loss from the agricultural operations as compared to Fiscal 1998 reflects the $716,000 decrease in the Company's portion of the net operating loss of the Agricultural Partnerships from the same period in the prior year.

 Corporate

   The Company's corporate revenues include consulting income earned from REI. Corporate revenues have declined over the years due to a reduction in consulting work performed by the Company for Reading. The Company's corporate expenses include the general and administrative expenses that are not directly attributable to any other operating segment plus amounts paid to Craig for the management services provided as discussed earlier.

   Since 1995, a substantial portion of the Company's executive time has been spent providing real estate consulting services to Reading in connection with the development by Reading of multiplex cinemas in Australia, New Zealand, United States, and Puerto Rico and the development of entertainment centers in Australia and New Zealand. Through 1999, such real estate consulting services were provided by the Company to Reading under an arrangement pursuant to which Reading reimbursed Citadel for its costs in providing such services. During Fiscal 2000, 1999, and 1998, Reading paid to Citadel $138,000, $215,000, and
$398,000, respectively, with respect to such consulting services. In 2000, substantially all of the general and administrative employees of Citadel became employees of Craig Corp, and the cost of such employees has been allocated between the Company, Craig and Reading depending on the amount of time spent by such employees on the business of each of the respective companies. In 2000, approximately 34% of such general and administrative payroll expense of Craig was allocated to the Company and approximately 56% of such expense was allocated to Reading. In calculating the costs allocated to Citadel, Reading received a credit for the $138,000 paid to Citadel for real estate consulting services in 2000.

   The majority of the increase in corporate expenses from Fiscal 1999 to Fiscal 2000 is attributable to legal and other professional fees incurred relating to the OBI acquisition and the City Cinemas Transaction. The corporate expenses remained relatively comparable during Fiscal 1999 and Fiscal 1998. The other income in Fiscal 2000 is comprised of approximately (1) $1,252,000 of interest income from investing its cash in short-term investment accounts, (2) $829,000 of gain on sale of NAC common stock, (3) $455,000 of dividend income from REI, (4) $258,000 of interest income from Craig. (On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's common stock at an exercise price of $3.00 per share or $1,998,000. Such exercise was consummated pursuant to Craig's delivery of a secured promissory note in the amount of $1,998,000, secured by 500,000 shares of REI common stock owned by Craig. The Craig Secured Note is included in the Consolidated Balance Sheet as a contra equity account under the caption "Note receivable from shareholder". Interest is payable quarterly in arrears at the prime rate (amounting to 9.50% at December 31, 2000) computed on a 360-day year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium), (5) $109,000 in equity earnings of AFC, less (6) $201,000 in interest expense. The decrease in other income from Fiscal 1999 is attributable to the fact that Fiscal 1999 other income included the $13,227,000 gain realized on the sale of the Arboleda building in June 1999.

   Dividends from the Company's investment in Reading in Fiscal 2000, 1999, and 1998 amounted to $455,000 per year, pursuant to the terms of the REI Preferred Stock. The REI Preferred Stock was issued in October 1996 and bears a cumulative dividend of 6.5%, payable quarterly. At December 31, 2000, the Company had recorded a $227,500 dividend receivable from REI as REI was at that time two quarters in arrears with its payment of dividends on its Series A Preferred Stock held by the Company. In March 2001, the $227,500 dividend receivable was received. The REI Preferred Stock may be put back to REI by the Company at par in 2001.

   Included in corporate earnings for Fiscal 1998 was an income tax benefit amounting to approximately $4,828,000 resulting principally from a reversal of previously reserved deferred tax assets and approximately $1,022,000 of income from shareholder affiliates (including the receipt of interest and dividend income and consulting fees).

Business Plan, Capital Resources and Liquidity of the Company
-------------------------------------------------------------

 Business Overview

   During the past several years, the Company has been principally engaged in the management of real estate assets acquired during the mid-1990's as part of certain transactions involving the Company and its then subsidiary, Fidelity Federal Bank. At December 31, 2000, the Company retained ownership in but one of these properties, the Brand building located in Glendale, California. During the past year, management has determined to re-deploy the Company's assets into the cinema exhibition and live theater businesses, each of which is a business familiar to the Company's principal shareholder, Chairman and Chief Executive Officer. Consistent with this strategic decision, during 2000, the Company (1) acquired a 1/6th (16.7%) interest in AFC, (2) entered into various agreements under which it now operates the City Cinemas cinema chain and three live theaters located in Manhattan, (3) acquired the Royal George Theatre in Chicago, and (4) acquired the rights, previously held by Reading, to complete the fit out and to then operate a cinema complex located in Dallas. Consistent with its current activities, the Company may seek to deploy certain of its remaining liquidity to acquire one or more cinema or live theater assets, either from Reading, or from non-affiliates.

Fiscal 2000
-----------

   Since December 31, 1999, the Company's cash and cash equivalents have decreased from $24,732,000 to $16,010,000 at December 31, 2000, principally due to the Company's acquisition of various cinema and live theater assets and continued funding of the Agricultural Partnerships.

   In the near term, the Company expects to utilize approximately $4,000,000 of its available cash to complete the fit out of its Dallas cinema and to complete tenant improvements required to be made to its remaining rental property. In addition, the Company purchased the property in which its Union Square Theatre is located for $7,700,000 in February 2001. These scheduled or expected cash outflows should be partially offset by the positive cash flows expected to be generated from the Company's operation of its recently acquired cinema and live theater assets.

   Though the Company has historically funded, with Visalia, the operating losses of the Agricultural Partnerships, the Company and Visalia currently intend to operate the Big 4 Properties at a level consistent with the cash flows produced from those properties.

   At December 31, 2000, the Company does not maintain any credit facilities with financial institutions, other than the mortgage secured by the Company's rental property. The Company is, however, pursuing financing for a portion of the acquisition price of the Union Square Theatre and the Royal George Theatre.

Fiscal 1999
-----------
   The Company's cash and cash equivalents increased from $4,367,000 at December 31, 1998 to $24,732,000 at December 31, 1999, principally due to the Company's sale of the Arboleda property in June 1999 for $20,000,000.

   During the year, the Company refinanced the Brand building with a loan of $11,000,000, bearing interest at 8.17% from Nationwide Insurance Company. The loan proceeds were used primarily to repay existing mortgage balances of $9,224,000 and to advance additional funds amounting to $1,167,000 to the Agricultural Partnerships.

Fiscal 1998
-----------

   The Company's cash and cash equivalents were substantially unchanged at December 31, 1998 from December 31, 1997. During the year, the Company's primary source of funds was rental income from its real estate holdings. The Company invested these funds in (1) leasehold improvements to rental properties of $588,000, (2) the purchase of farm equipment of $201,000 by Big 4 Farming LLC, (3) a $1,002,000 purchase of Gish Biomedical Inc. securities, and (4) funding of the Agricultural Partnerships of $1,277,000.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. Management believes the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

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

   In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25". FIN 44 clarifies the application of APB 25 for certain issues including: (1) the definition of employee for purposes of applying APB 25, (2) the criteria for determining whether a plan qualifies as a non-compensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(4) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

Forward-Looking Statements

   From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates", "expects", "will continue", "estimates", "projects", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  30

Consolidated Balance Sheets
 Years Ended December 31, 2000 and 1999..................................  31

Consolidated Statements of Operations
 Three Years Ended December 31, 2000.....................................  32

Consolidated Statements of Stockholders' Equity
 Three Years Ended December 31, 2000.....................................  33

Consolidated Statements of Cash Flows
 Three Years Ended December 31, 2000.....................................  34

Notes to Consolidated Financial Statements...............................  35

Financial Statement Schedule -- III -- Real Estate and Accumulated
Depreciation............................................................. 57

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Citadel Holding Corporation:

   We have audited the accompanying consolidated balance sheets of Citadel Holding Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
April 6, 2001

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
ASSETS
------
Cash and cash equivalents (Note 2)......................... $ 16,010  $ 24,732
Trade receivables (Note 2).................................      867       --
Receivable from affiliates.................................      563        95
Inventory (Note 2).........................................       30       --
Investment in Gish Biomedical, Inc. (Note 2)...............      493     1,831
Investment in National Auto Credit, Inc. (Note 2)..........      --        214
Deferred income tax asset, net (Note 15)...................    1,568     1,125
                                                            --------  --------
    Total current assets...................................   19,531    27,997
Rental properties, net (Note 5)............................    9,029     7,731
Property, plant & equipment, net (Note 5)..................   10,791       --
Investment in Reading Entertainment, Inc. (Note 6).........    7,000     7,000
Investment in Angelika Film Center LLC (Note 6)............    3,237       --
Equity investment in and advances to Agriculture
 Partnerships, net (Note 7)................................      --      2,699
Capitalized leasing costs (Note 2).........................      811       944
Intangible assets, net (Note 2)............................   10,847       --
Other assets (Note 8)......................................    2,676       865
                                                            --------  --------
    Total assets........................................... $ 63,922  $ 47,206
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Accounts payable and accrued liabilities................... $  5,852  $  1,851
Income taxes payable.......................................    2,181       431
Deferred theater revenue...................................      585       --
Mortgage note payable--current portion (Note 9)............      151       128
                                                            --------  --------
    Total current liabilities..............................    8,769     2,410
Mortgage note payable--long-term portion (Note 9)..........   10,721    10,872
Deferred real estate revenue...............................      195       195
Note payable to Sutton Hill Associates (Notes 3 and 9).....    4,500       --
Other liabilities..........................................      555       196
Minority interest in consolidated affiliate................       54        50
                                                            --------  --------
    Total liabilities...................................... $ 24,794  $ 13,723
                                                            ========  ========
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Preferred stock, par value $0.01, 20,000,000 shares
 authorized, none outstanding..............................      --        --
Common stock, par value $0.01, 20,000,000 shares
 authorized, none outstanding (Note 13)....................      --         67
Class A Nonvoting Common Stock, par value $0.01,
 100,000,000 shares authorized, 7,958,379 issued and
 outstanding (Note 13).....................................       80       --
Class B Voting Common Stock, par value $0.01, 20,000,000
 shares authorized, 1,989,585 issued and outstanding (Note
 13).......................................................       20       --
Additional paid-in capital.................................   69,571    59,603
Accumulated deficit........................................  (27,986)  (24,444)
Accumulated other comprehensive (loss) income (Note 18)....     (559)      255
Note receivable from shareholder (Note 13).................   (1,998)   (1,998)
                                                            --------  --------
    Total stockholders' equity.............................   39,128    33,483
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 63,922  $ 47,206
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                     Year Ended December 31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
Operating revenues
 Theater............................................ $ 4,677  $   --   $   --
 Real estate........................................   2,397    3,706    5,478
 Management fee.....................................     172       31      109
 Consulting fees from shareholder...................     138      215      398
                                                     -------  -------  -------
                                                     $ 7,384    3,952    5,985
                                                     -------  -------  -------
Operating expenses
 Theater............................................  (3,434)     --       --
 Real estate........................................    (748)  (1,242)  (2,279)
 General and administrative.........................  (3,600)  (1,269)  (1,297)
 Depreciation and amortization......................    (657)    (340)    (414)
                                                     -------  -------  -------
                                                      (8,439)  (2,851)  (3,990)
                                                     -------  -------  -------
Operating (loss) income.............................  (1,055)   1,101    1,995
                                                     -------  -------  -------
Non-operating income (expense)
 Interest income....................................   1,239      536      222
 Interest income from shareholder...................     258      162      169
 Interest expense...................................  (1,111)    (587)    (977)
 Dividends on Reading Preferred Stock (Note 6)......     455      455      455
 Equity earnings of Angelika Film Center LLC (Note
  6)................................................     109      --       --
 Loss from investment in and advances to
  Agricultural Partnerships (Note 7)................  (4,262)    (201)    (990)
 Gain on sale of assets (Note 3)....................     829   13,337      --
                                                     -------  -------  -------
(Loss) earnings before minority interest and income
 taxes..............................................  (3,538)  14,803      874
Minority interest...................................      (4)      (7)     (15)
                                                     -------  -------  -------
(Loss) earnings before taxes........................  (3,542)  14,796      859
Income tax (expense) benefit (Note 15)..............     --    (5,309)   4,828
                                                     -------  -------  -------
Net (loss) earnings.................................  (3,542) $ 9,487  $ 5,687
                                                     =======  =======  =======
Basic and diluted (loss) earnings per share (Note
 2)................................................. $ (0.47) $  1.42  $  0.85
                                                     =======  =======  =======

          See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended December 31, 2000, 1999, and 1998
                                (In thousands)

                                                   Common Stock
                                      ----------------------------------------
                  Preferred Stock     Common Stock     Class A      Class B                            Accumulated     Note
                  ------------------  -------------  ------------ ------------ Additional                 Other     Receivable
                              Par              Par           Par          Par   Paid-In   Accumulated Comprehensive    from
                   Shares    Value    Shares  Value  Shares Value Shares Value  Capital     Deficit   Income/(Loss) Stockholder
                  --------  --------  ------  -----  ------ ----- ------ ----- ---------- ----------- ------------- -----------
Balance at
January 1,
1998............       --   $    --    6,670  $ 67     --   $--     --   $--    $59,603    $(39,618)      $ --        $(1,998)
Net earnings....       --        --      --    --      --    --     --    --        --        5,687         --            --
                   -------  --------  ------  ----   -----  ----  -----  ----   -------    --------       -----       -------
Balance at
December 31,
1998............       --        --    6,670    67     --    --     --    --     59,603     (33,931)        --         (1,998)
Net earnings....       --        --      --    --      --    --     --    --        --        9,487         --            --
Other
comprehensive
income--
Unrealized gain
on securities...       --        --      --    --      --    --     --    --        --          --          255           --
Total
comprehensive
income..........
                   -------  --------  ------  ----   -----  ----  -----  ----   -------    --------       -----       -------
Balance at
December 31,
1999............       --        --    6,670    67     --    --     --    --     59,603     (24,444)        255        (1,998)
Net loss........       --        --      --    --      --    --     --    --        --       (3,542)        --            --
Other
comprehensive
loss--Unrealized
loss on
securities......       --        --      --    --      --    --     --    --        --          --         (814)          --
Total
comprehensive
loss............
Conversion of
common stock
pursuant to the
reorganization
(Note 13).......       --        --   (6,670)  (67)  5,336    54  1,334    13       --          --          --            --
Issuance of
Class A common
stock...........       --        --      --    --    2,622    26    --    --      7,973         --          --            --
Issuance of
Class B common
stock...........       --        --      --    --      --    --     656     7     1,995         --          --            --
                   -------  --------  ------  ----   -----  ----  -----  ----   -------    --------       -----       -------
Balance at
December 31,
2000............       --   $    --      --   $--    7,958  $ 80  1,990  $ 20   $69,571    $(27,986)      $(559)      $(1,998)
                   =======  ========  ======  ====   =====  ====  =====  ====   =======    ========       =====       =======
                  Treasury     Total
                   Stock,  Stockholders'
                  at Cost     Equity
                  -------- -------------
Balance at
January 1,
1998............    $--       $18,054
Net earnings....     --         5,687
                  -------- -------------
Balance at
December 31,
1998............     --        23,741
Net earnings....     --         9,487
Other
comprehensive
income--
Unrealized gain
on securities...     --           255
Total
comprehensive
income..........                9,742
                  -------- -------------
Balance at
December 31,
1999............     --        33,483
Net loss........     --        (3,542)
Other
comprehensive
loss--Unrealized
loss on
securities......     --          (814)
Total
comprehensive
loss............               (4,356)
Conversion of
common stock
pursuant to the
reorganization
(Note 13).......     --           --
Issuance of
Class A common
stock...........     --         7,999
Issuance of
Class B common
stock...........     --         2,002
                  -------- -------------
Balance at
December 31,
2000............    $--       $39,128
                  ======== =============

                  CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                     Year Ended December 31,
                                                     --------------------------
                                                      2000      1999     1998
                                                     -------  --------  -------
OPERATING ACTIVITIES
Net (loss) earnings................................  $(3,542) $  9,487  $ 5,687
 Adjustments to reconcile net (loss) earnings to
  net cash provided by operating activities:
 Depreciation......................................      376       289      363
 Amortization......................................      281       247      293
 Gain on sale of assets............................     (829)  (13,337)     --
 Provision for loss on advances to Agricultural
  Partnerships.....................................    3,406       --       --
 Equity in loss from Agricultural Partnerships.....      856       383    1,061
 Equity in (earnings) of Angelika Film Center LLC..     (109)      --       --
 Minority interest.................................        4         7       15
 Changes in assets and liabilities:
  (Increase) decrease in receivables...............   (1,335)      482     (483)
  (Increase) decrease in prepaids and other
   assets..........................................   (1,828)       71      (66)
  (Increase) decrease in deferred income tax
   asset...........................................     (443)    3,273   (4,398)
  Increase (decrease) in deferred revenue..........      585      (381)     264
  Increase in payables and accrued liabilities.....    4,538       647      361
                                                     -------  --------  -------
Net cash provided by operating activities..........    1,960     1,168    3,097
                                                     -------  --------  -------
INVESTING ACTIVITIES
 Payment of City Cinemas option fee................   (5,000)      --       --
 Payment of Union Square deposit...................     (770)      --       --
 Payment of acquisition costs......................     (943)      --       --
 Purchase of Royal George Theatre..................   (2,908)      --       --
 Purchase of Angelika Dallas development...........     (356)      --       --
 Purchase of National Auto Credit securities.......     (703)     (235)     --
 Purchase of Gish Biomedical securities............      (54)     (379)  (1,002)
 Proceeds from sale of National Auto Credit
  securities.......................................    1,768       --       --
 Proceeds from sale of rental property.............      --     19,684      --
 Distribution from Angelika Film Center LLC........      112       --       --
 Payment of capitalized leasing costs..............      --        --      (467)
 Purchase of farming equipment.....................      (39)      (39)    (201)
 Purchase of and additions to real estate..........       --       (29)    (588)
                                                     -------  --------  -------
Net cash (used in) provided by investing
 activities........................................   (8,893)   19,002   (2,258)
                                                     -------  --------  -------
FINANCING ACTIVITIES
 Repayments of mortgage notes payable..............     (128)   (9,224)    (171)
 Proceeds from lease contract......................      --        196      --
 Proceeds from mortgage............................      --     11,000      --
 Borrowing of Agricultural Partnerships............   (1,661)   (1,524)  (1,277)
 Repayments of Agricultural Partnership
  borrowings.......................................      --         34      615
 Contribution from minority interest...............      --        --        29
 Capitalized financing costs.......................      --       (287)     (32)
                                                     -------  --------  -------
Net cash (used in) provided by financing
 activities........................................   (1,789)      195     (836)
                                                     -------  --------  -------
(Decrease) increase in cash and cash equivalents...   (8,722)   20,365        3
Cash and cash equivalents at beginning of year.....   24,732     4,367    4,364
                                                     -------  --------  -------
Cash and cash equivalents at end of year...........  $16,010  $ 24,732  $ 4,367
                                                     -------  --------  -------
SUPPLEMENTAL DISCLOSURES
 Cash paid during the period for:
   Interest on mortgages and line of credit........  $ 1,038  $    603  $   947
   Income Taxes....................................  $   149  $    235  $   125
NON-CASH TRANSACTIONS (SEE NOTE 3)
 Purchase of Angelika Interest
 Issuance of Common Stock Issuance for OBI

          See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000

Note 1. Basis of Presentation and Principles of Consolidation

   The consolidated financial statements include the accounts of Citadel Holding Corporation ("CHC") and its consolidated subsidiaries (collectively the "Company"). The consolidated financial statements of the Company include the accounts of CHC and its majority-owned subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. The Company's investments in 20% to 50% owned companies are accounted for on the equity method. Investments in other companies are carried at cost. All significant intercompany balances and transactions have been eliminated in consolidation.

   In September 2000, the Company acquired Off-Broadway Theatres, Inc. ("OBI"), issuing $10,000,000 of the Company's Class A and Class B common stock to effect the acquisition, and merged OBI into a wholly-owned subsidiary of the Company, and renaming it Liberty Theaters, Inc. ("Liberty Theaters"). The Company also purchased a 1/6th (16.7%) membership interest in the Angelika Film Center LLC ("AFC") for $4,500,000 and entered into a ten year operating lease and a management agreement with respect to eight cinemas (collectively referred to as the "City Cinemas Chain"), located principally in Manhattan. The Company accounted for its acquisition of OBI in accordance with the purchase method of accounting, with the operations of OBI included in the Company's operations from the date of acquisition, September 20, 2000. The Company accounts for its interest in AFC on the equity method as AFC operates as a limited liability company and the Company has the ability to influence AFC's operations. The Company accounts for the City Cinemas' leaseholds as a ten year operating sub-lease (see Notes 2 and 11).

   The Company owns, through its interest in three general partnerships (the "Agricultural Partnerships"), a 40% interest in approximately 1,600 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch. The other two partners in the Agricultural Partnerships are Visalia LLC ("Visalia," a limited liability company 1% owned by Mr. James J. Cotter, the Chairman of the Board of the Company, 49% owned by certain members of his family, and 50% by Cecelia) which has a 20% interest, and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. The Company accounts for its 40% investment in the Agricultural Partnerships utilizing the equity method of accounting (see
Note 7).

   In October 1996, the Company contributed cash in the amount of $7,000,000 to Reading Entertainment, Inc. ("REI" and collectively, with its consolidated affiliates, "Reading") in exchange for 70,000 shares of REI Series A Voting Cumulative Convertible Preferred Stock ("REI Preferred Stock") and a now expired option to transfer all, or substantially all of its assets, subject to certain limitations, to REI for REI Common Stock. The Company accounts for its investment in REI at cost (see Note 6).

Note 2. Summary of Significant Accounting Policies

   Basis of Consolidation: The consolidated financial statements of REI and subsidiaries include the accounts of REI and its majority-owned subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. The Company's investments in 20% to 50% owned companies are accounted for on the equity method. Investments in other companies are carried at cost.

   Accounting Principles: The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

   Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2000 and 1999 is approximately $13,528,000 and $23,300,000, respectively, of funds being held in institutional money market mutual funds.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

   Trade Receivables: The Company's accounts receivable is comprised primarily of credit card receivables. Theater ticket sales charged on customer credit cards are collected upon processing of the credit card transactions. The Company has no history of bad debt losses and believes its receivables to be fully collectible.

   Inventory: Inventory is comprised of confection goods used in theater operations and is stated at the lower of cost (first-in, first-out method) or net realizable value.

   Available-For-Sale Securities: In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the securities holdings in Gish Biomedical, Inc. ("Gish") and National Auto Credit, Inc. ("NAC") are recorded at their respective fair values at each reporting date, and are classified as available-for-sale. Accordingly, any unrealized gains/losses, net of tax, are reported as a separate component of shareholders' equity.

   At December 31, 2000, the Company owned 583,900 shares representing approximately 16.3% of the outstanding common stock of Gish at an aggregate cost basis of approximately $1,435,000. The closing price of Gish common stock at December 31, 2000, was $0.84 per share, resulting in an unrealized loss of approximately $943,000 at December 31, 2000. The Gish common stock closed at $1.25 per share on March 24, 2001.

   During Fiscal 2000, the Company increased its ownership of the common stock of NAC to 1,055,100 shares from 342,500 shares at December 31, 1999, at an additional cost of approximately $703,000. On December 16, 2000, NAC repurchased 1,055,100 shares of its common from the Company at $1.67 per share. As a result, the Company held no investment in NAC as of December 31, 2000. The gain on sale of NAC shares of approximately $829,000 is included in the consolidated Statement of Operations as "Gain on sale of assets".

   Intangible Assets: The Company's intangible assets, net of amortization, consist of approximately (1) $5,105,000 of goodwill arising from the OBI purchase, (2) $909,000 of capitalized acquisition costs relating to the OBI and City Cinemas Transactions, and (3) approximately $4,833,000 of option payment made on the City Cinemas property. The Company amortizes its capitalized acquisition costs and goodwill over 10 to 20 years. At December 31, 2000, the accumulated amortization amounted to approximately $238,000.

   Depreciation and Amortization: Depreciation and amortization is generally provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are generally as follows:

     Building and building improvements... 39 years
     Leasehold improvement................ Shorter of the life of the lease or useful life of the improvement
     Farming equipment.................... 3-10 years
     Theater equipment.................... 5-7 years
     Furniture and fixtures............... 5 years

   Deferred Leasing/Financing Costs: Costs incurred in connection with obtaining financing are amortized over the terms of the respective loans on a straight-line basis. Accumulated amortization of deferred financing costs amounted to approximately $31,000 and $800 at December 31, 2000 and 1999, respectively.

   Stock-Based Compensation: The Company has adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted under SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options and recognizes the compensation cost over the vesting period based on the difference, if any, between the fair value of the Company's stock and the exercise price on the date of the grant. Pro forma disclosure regarding net income and earnings per share, as calculated under the provisions of SFAS 123, are presented in Note 14.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

   In March 2000, the FASB issued Financial Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation--Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarifies the application of APB 25 for certain issues including: (1) the definition of employee for purposes of applying APB 25, (2) the criteria for determining whether a plan qualifies as a non-compensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's results of operations or on its financial position.

   Earnings Per Share: Basic earnings per share is based on 7,557,718 weighted average number of shares of Class A and Class B common stock outstanding during the year ended December 31, 2000. Basic earnings per share is based on 6,669,924 weighted average number of shares outstanding during the years ended December 31, 1999 and 1998.

   Diluted earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Stock options to purchase 165,000, 115,000 and 53,000 shares of common stock were outstanding during 2000, 1999 and 1998 at a weighted average exercise price of $2.77, $3.43 and $2.81 per share, respectively. The 1999 and 1998 diluted weighted average number of shares outstanding includes the effect of such stock options amounting to 2,778 and 17,830 shares, respectively. During the year ended December 31, 2000, however, the Company recorded a net loss and therefore, the effect of these stock options was anti-dilutive.

   Accounting for the Impairment of Long Lived Assets: Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that an impairment may have occurred. No impairment loss was recorded in the three years ended December 31, 2000.

   New Accounting Pronouncements: In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 did not have a material effect on the Company's results of operations or on its financial position.

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

   Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

   Reclassifications: Certain amounts in previously issued financial statements have been reclassified to conform to the 2000 financial statement presentation.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

Note 3. Acquisition and Disposal of Assets

   In September 2000, the Company acquired certain cinema and live theater assets, located principally in the Borough of Manhattan, New York. As a result of these acquisitions, at December 31, 2000, the Company operated a total of nine cinemas (40 screens). In addition, the Company has leased and is in the process of fitting out an 8-screen cinema in Dallas. Also, as a result of these transactions, the Company now operates three live theaters in Manhattan and a four auditorium live theater complex in Chicago. Included within these assets at December 31, 2000 were two fee properties in Manhattan and one fee property in Chicago, options to purchase two fee properties in Manhattan, and a right of first refusal to purchase one other fee property in Manhattan. In October 2000, the Company exercised its right of first refusal and acquired this fee interest in February of 2001, for a purchase price of $7,700,000. The Company's acquisitions are further described below.

  The Angelika Film Center and the City Cinemas Acquisition On September 1, 2000, the Company acquired, in each instance from entities owned by James
  J. Cotter and Michael Forman (collectively, "Sutton"), (1) a 1/6th interest in AFC, the owner of the Angelika Film Center and Cafe located in the Soho district of Manhattan (the "Angelika New York"), and (2) certain rights and interests comprising the City Cinemas cinema chain, currently consisting of 16 screens in four Manhattan locations (the "Leased Cinemas") and the right to manage an additional 24 screens at five locations (the "Managed Cinemas") (the "City Cinemas Transaction"). The remaining interests in AFC are owned by Reading (33.3%) and by NAC (50.0%).

     The acquisition of the AFC interest was accounted for as a purchase, in which the Company issued an interest-bearing note to Sutton, in the amount of $4,500,000, bearing interest at 8.25%, and maturing in July 2002.

     The City Cinemas Transaction is structured as an operating lease, under which the Company is obligated to make annual lease payments to Sutton totaling $3,217,500, subject to certain cost of living and other adjustments. In addition to its obligation under the operating lease, the Company is also obligated to make rental and other payments due under various underlying property leases, totaling approximately $900,000 per year. In exchange for these payments, the Company is, generally speaking, entitled to the cash flows generated from operation of the Leased Cinemas, and the management fees associated with the Managed Cinemas. At the end of the ten-year term of the operating lease, the Company will have separate options, for which it paid an aggregate option fee of $5,000,000 to Sutton, to acquire (1) the underlying leases and physical improvements owned by Sutton for a purchase price of $39,000,000, and (2) the fee interests in two cinemas for a purchase price of $4,000,000. Alternatively, the Company can extend the operating lease at the then fair market rental. The option fee will be credited against the purchase price should the purchase option be exercised by the Company. The Company is amortizing the option fee over the ten-year term of the operating lease.

     In connection with the City Cinemas Transaction, the Company is obligated to lend Sutton up to $28,000,000, commencing in July 2007 (the "Sutton Loan Commitment"). This credit facility is intended to provide Sutton with liquidity pending acquisition by the Company of the various assets subject to option. Any amounts outstanding under this credit facility at the date the option is exercised will be a credit against the purchase price otherwise payable by the Company.

     Operating results from the City Cinemas chain and payments under the operating lease for the period from June 1, 2000 through July 31, 2000 totaling approximately $68,000 have been accounted for as a purchase price adjustment. Operating results totaling approximately ($1,602,000) from August 1, 2000 through December 31, 2000, are included in the Company's Condensed Consolidated Statements of Operations.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

  OBI Acquisition On September 20, 2000, the Company acquired OBI pursuant to a stock-for-stock merger of OBI with a wholly owned subsidiary of Citadel ("OBI Merger"). In the OBI Merger, 2,622,466 shares of Class A Non-Voting Common Stock and 655,616 shares of Class B Voting Common Stock were issued to the stockholders of OBI. OBI was owned by Messrs. Cotter and Forman. As a result of the OBI Merger, the Company now operates three live theaters in Manhattan. At the time of the merger, only two of these theaters, the Minetta Lane and the Orpheum, were owned in fee. The third, the Union Square Theatre, was leased. However, the Company exercised its right of first refusal under that lease, and acquired the fee interest in the property in which the Union Square Theatre is located for $7,700,000 in February of 2001. The OBI Merger has been accounted for as a purchase of the underlying assets of OBI. The table below sets forth components of the purchase price and allocation (dollars in thousands).

      Purchase price and acquisition costs
      ------------------------------------
      Value of Citadel's Class A and B common stock issued............. $10,000
      Acquisition costs................................................     422
                                                                        -------
                                                                        $10,422
                                                                        =======

      Allocation of the purchase price
      --------------------------------
      Current assets................................................... $    17
      Property, plant and equipment....................................   5,995
      Goodwill.........................................................   4,017
      Acquisition costs................................................     422
      Other............................................................     (29)
                                                                        -------
                                                                        $10,422
                                                                        =======

     The operations of OBI are included in the Company's accounts from the date of the acquisition, September 20, 2000. The pro forma results presented below are not necessarily indicative of what the actual financial results would have been had the OBI Merger taken place on January 1, 2000 and 1999. Unaudited pro forma operating results for the Company, assuming that the OBI Merger had occurred on January 1, 2000, are set forth below (dollars in thousands, except for the per share amount).

                                                                2000     1999
                                                               -------  ------
      Revenues................................................ $ 6,081  $6,534
      Net (loss) earnings.....................................  (1,517)  9,467
      Basic earnings per share................................ $ (0.15) $(0.95)

     Included in the OBI's operating expense above are the following: (1) $1,200,000 of general and administrative expenses paid to an affiliate and
  (2) $305,000 of legal expenses. The arrangement with the affiliate to provide for general and administrative expenses terminated upon closing of the acquisition of OBI by Citadel. Thus, such expenses are not expected to continue.

  The Royal George Theatre Complex Acquisition On September 22, 2000, the Company acquired the Royal George Theatre, a four-auditorium complex located in Chicago. The transaction was structured as the acquisition of all of the membership units of the Royal George Theatre, LLC ("RGT"), and entailed a purchase price of $3,000,000, less an amount equal to the sum of
  (1) the long-term liabilities of RGT, and (2) the difference between the short-term assets and liabilities of RGT, or a net amount of $1,708,000. The Royal George Theatre was initially acquired by Reading in February 1999 for approximately $3,000,000, and was transferred to the Company at its approximate book value, which approximates its fair value, to complement its other live theater assets. The table below sets forth components of the purchase price and allocation (dollars in thousands).

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

      Purchase price
      --------------
      Cash.............................................................. $1,708
      Short-term assets less liabilities................................     92
      Assumed note payable to the seller................................  1,200
                                                                         ------
                                                                         $3,000
                                                                         ======

      Allocation of the purchase price
      --------------------------------
      Current assets.................................................... $  279
      Property, plant and equipment.....................................  2,912
      Liabilities assumed, net of the $1,200,000 note...................   (191)
                                                                         ------
                                                                         $3,000
                                                                         ======

  Sale of NAC Common Stock On December 16, 2000, the Company sold to NAC its 1,055,100 shares of NAC common stock purchased in open market transactions for approximately $1,768,000 or $1.67 per share (NAC is a public company, whose shares are traded in the OTC market under the symbol NAKD.

  The Angelika-Dallas Acquisition On September 22, 2000, the Company acquired the leasehold interest in an 8-screen Angelika cinema currently under construction in Dallas ("Angelika-Dallas"). The lease was initially entered into by Reading, and was transferred to the Company to complement its U.S theater focus. In consideration of the lease, the Company has paid Reading $356,000 in reimbursement of its costs to date in acquiring the leasehold and fitting out the cinema, and has assumed Reading's obligations under the lease to the landlord and under various agreements relating to the fitting out of the cinema. Reading has agreed that, in the event that the cinema's EBITDA during the last twelve of the first twenty-four months following the opening of the cinema is less than an amount producing a 20% cinema level return on the Company's investment in the cinema, then Reading will reimburse to the Company that amount of the Company's investment necessary to produce such a 20% return for that twelve-months period. The Angelika-Dallas acquisition has been accounted for as a purchase of the leasehold interest.

Note 4. Related Parties and Transactions

 Ownership Overlap

   There are significant cross ownerships between the Company, Craig Corporation ("Craig Corp" and collectively with its wholly owned subsidiaries and corporate predecessors, "Craig"), Big 4 Ranch, Inc. ("BRI"), and REI as follows:

   Craig Corp, a publicly traded company listed on the New York Stock Exchange, owns REI Common Stock and REI Series B Convertible Preferred Stock comprising approximately 78% of the voting interest in REI. Craig Corp and REI own approximately 11.13% and 21.25%, respectively, of the Company's outstanding common stock in the Company. In addition, the Company owns 70,000 shares of the Series A Preferred Stock of REI, representing a voting interest of approximately 5% of that company.

   BRI is a publicly held company, but is not listed on any exchange. Its sole asset is a 40% interest in the Agricultural Partnerships which were formed to hold approximately 1,600 acres of agricultural land in Kern County, California. The remaining 60% interests are held 40% by Company and 20% by Visalia. Craig and Reading currently own approximately 49.8% equity interest in BRI on a consolidated basis. In addition, Cecelia Packing (a company owned by Mr. Cotter, "Cecelia") and a trust for the benefit of one of Mr. Tompkins' children own additional shares in BRI representing, when aggregated with the shares held by the Company and

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

Craig, more than a majority of the outstanding shares of BRI. Big 4 Farming, LLC ("Farming") was formed to provide farming services to the Agricultural Partnerships and is owned 80% by the Company and 20% by Visalia. REI, as a consequence of its ownership of both the Company's common stock and BRI common stock, owns approximately 26% of the Agricultural Partnerships.

   Mr. James J. Cotter is the Chairman of the Board of Directors of each of the Company, Craig and REI. As a result of the OBI Merger, Mr. Cotter and Mr. Michael Forman own directly approximately 33% of the Company's Class A and Class B common stock. In addition, Messrs. Cotter and Forman are, directly or indirectly, the principal stockholders of Craig Corp and, through Craig Corp, are the principal stockholders of REI. Craig Corp and Reading collectively own an additional 32.3% of the Class A common stock and 32.8% of the Class B common stock of the Company. Accordingly, on a collective basis, Messrs. Cotter and Forman, Craig and Reading own approximately 66% of the Company's Class A and Class B common stock. Messrs. Cotter and Forman are the sole members of Sutton and prior to the OBI Merger, were the sole stockholders of OBI.

 Management Overlap

   There are also substantial management overlaps between the Company, Craig Corp and REI. James J. Cotter, the principal stockholder of Craig Corp, is the Chairman of the Board of Directors and the Chief Executive Officer of each of the Company, Craig Corp and REI. Mr. Cotter also serves as a managing director of each of the Agricultural Partnerships and of Farming and is the managing member of Visalia. S. Craig Tompkins, the Vice Chairman of the Board of Directors and Corporate Secretary of the Company and REI is also a director and the President of Craig Corp. Mr. Tompkins also serves as a managing director of each of the Agricultural Partnerships and Farming, and serves for administrative convenience, as the assistant secretary of BRI and Visalia.

   In 2000, the Company, Craig and Reading entered into a management agreement whereby Craig provides general and administrative service to the Company and Reading from its centralized administrative office in Los Angeles. Craig is the employer of all general and administrative personnel providing services to the Company, Craig, and/or Reading and the costs of such personnel are currently allocated between the three companies on an appropriate basis, taking into account the amount of time spent by such personnel on the business and affairs of the three companies. These allocations are reviewed and approved periodically by the outside directors of the three companies. As a result, most of the Company's executives serve in the same capacity for Craig and Reading.

   In addition, the Company provided real estate consulting services to Reading during the years ended December 31, 2000, 1999, and 1998 for which the Company was paid approximately $138,000, $215,000, and $398,000, respectively. Such amounts are included in the Consolidated Statement of Operations as "Consulting fees from shareholder". Consulting fees for 2000 were terminated with the adoption of the general and administrative expense sharing agreement described immediately above.

   Ellen Cotter, Vice President of Business Affairs of the REI and Acting President of Reading Australia is a member of Visalia and is the daughter of James J. Cotter.

   Robert Loeffler, a member of the Board of Directors and as a member of the Audit Committees of the Company also serves as a director and as a member of the Audit Committees of Craig Corp and REI.

 BRI and the Agricultural Partnerships:

   The Agricultural Partnerships use Farming to farm their properties. Farming receives, in consideration of its services, reimbursement of its costs plus 5% of the net revenues of the farming operations after picking, packing and hauling. Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES which it pays a fee of $6,000 per month. Cecelia also packs fruit for the Agricultural Partnerships. The acquisition of the properties owned by the Agricultural Partnerships was financed by a ten-year purchase money mortgage in the amount of $4.05 million, a line-of-credit from the Company, and pro-rata contributions from the partners. In December 1998, the Agricultural Partnerships suffered a freeze which destroyed the 1998-1999 crop. The Agricultural Partnerships had no funds to repay the line-of-credit from the Company, to fund the costs associated with production of a 1999-2000 crop, or to complete the anticipated capital improvements other than to call upon the partners for funding. BRI has no funds or resources with which to provide such funding other than to call upon its separate line-of-credit from the Company. For the period from January 1999 to December 2000, Citadel and Visalia have provided the funding required by the Agricultural Partnerships on an 80/20 basis. In December 2000, the management of Citadel determined to extend the Crop Financing Line on a day-to-day basis pending its full review of its investments. As of December 31, 2000, Citadel and Visalia had advanced $3,909,000 and $634,000, respectively, to the Agricultural Partnerships. The Board of Directors and executive officers of BRI are comprised of three Craig directors, including Margaret Cotter, James Cotter's daughter and a member of Visalia.

 Reading Investment Transaction

   In October 1996, Citadel and its wholly owned subsidiary, Citadel Acquisition Corp., Inc. ("CAC"), closed a transaction with Craig, REI and Reading Company and certain affiliates thereof. Pursuant to the terms of an Exchange Agreement, CAC contributed cash in the amount of $7,000,000 to REI in exchange for certain assets (See Note 6). During 2000, 1999 and 1998, Citadel received dividend income of $455,000 per annum from REI with respect to REI Series A Preferred Stock. At December 31, 2000, REI was two quarters in arrears in its dividend payments owed to the Company. In March 2001, REI paid all such dividends owed to the Company.

 Issuance of Common Stock to Craig Corporation for a Note Receivable

   On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's common stock at an exercised price of $3.00 per share or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note (the "Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. Interest is payable quarterly in arrears at the prime rate (amounting to 9.5% at December 31, 2000) computed on a 360 day-year. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium. During 2000, 1999 and 1998, Craig paid interest to Citadel of approximately $230,000, $183,000 and $165,000, respectively, pursuant to the terms of the Craig Secured Note.

 The Royal George Theatre Complex Transaction

   In March 1999, Reading acquired the Royal George Theatre Complex, located in Chicago, for approximately $3,000,000. On September 22, 2000, Reading transferred to the Company its interest in Royal George Theatre LLC ("RGT"), the limited liability company formed by Reading to acquire and operate the Royal George Theatre complex, for $3,000,000, Reading's approximate cost basis in the property, less an amount equal to the sum of (1) the long-term liabilities of RGT and (2) the difference between the short-term assets and liabilities of RGT.

 The Angelika Film Center & Cafe Dallas Transaction

   In 1999, Reading entered into a lease of a to-be-constructed theatre in Dallas, known as the Angelika Film Center and Cafe Dallas ("Angelika-Dallas"). On September 22, 2000, Reading assigned that lease to the Company. In consideration of the assignment of the lease, the Company paid to Reading approximately $356,000

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES in reimbursement of its costs incurred to date in acquiring the leasehold and fitting out the theater, and assumed Reading's obligations under the lease and under various agreements relating to the fitting out of the theater. Reading has agreed that, in the event the theater's EBITDA (earnings before interest, taxes, depreciation and amortization) during the last twelve of the first twenty-four months following the opening of the theater is less than that amount producing a 20% theater level return on the Company's investment in the theater, then Reading will reimburse the Company that amount of the Company's investment necessary to produce such a 20% return for the twelve-months period; provided that, subject to certain exceptions, the Company's investment in the theater does not exceed $2,300,000.

 Theater Management Agreements

   The Houston Angelika, the St. Anthony and the NY Angelika were managed by City Cinemas pursuant to management agreements. The management agreements for the St. Anthony and the Houston Angelika provide for City Cinemas to receive a fee equal to 2.5% of revenues. The NY Angelika management agreement provides for the payment of a minimum fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined) over prescribed levels provided, however, that the maximum annual aggregate fee cannot exceed 5% of the NY Angelika's revenues. Following the Company's acquisition of certain management rights of City Cinemas from Sutton Hill on September 1, 2000, these Angelika cinemas are being managed by Citadel Cinemas, Inc., a wholly owned subsidiary of the Company. The Company is finalizing the management agreement with the OBI Management, for the Company's live theaters.

 Loans to Officers

   Robert Smerling, President, has an outstanding employee advance of $105,000 with Reading. The non-interest bearing loan is payable upon demand.

Note 5. Rental Properties and Property Plant and Equipment

   The table below sets forth the Company's investment in rental property and property and equipment as of the dates indicated (dollars in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
      Rental Property
      Land..................................................... $ 2,951  $2,951
      Building and improvements................................   7,099   5,532
                                                                -------  ------
                                                                 10,050   8,483
      Less accumulated depreciation............................  (1,021)   (752)
                                                                -------  ------
      Rental property, net..................................... $ 9,029  $7,731
                                                                =======  ======
      Property and Equipment
      Land..................................................... $ 4,574  $  --
      Building.................................................   4,170     --
      Leasehold interest.......................................   1,322     --
      Construction-in-progress.................................     627     --
      Fixtures and equipment...................................     212     --
                                                                -------  ------
                                                                 10,905     --
      Less accumulated depreciation............................    (114)    --
                                                                -------  ------
      Property and equipment, net.............................. $10,791  $  --
                                                                =======  ======

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

 Rental Property

   In June 1999, the Company sold the office building located in Phoenix, Arizona (the "Arboleda"). The sale was made for $20,000,000 which resulted in a book gain of approximately $13,337,000, net of disposal costs of approximately $316,000. As a result of the sale, the office building located in Glendale, California (the "Brand") is the Company's sole rental property at December 31, 2000 and 1999. This property does not house any of the Company's operations and is not a part of the Company's cinema exhibition or live theater businesses. With the exception of the ground floor space, the Brand building is entirely leased to Disney Enterprises, Inc. ("Disney"). The rental rate for the first five years of the Disney's lease term which began on February 1, 1997 is approximately $148,000 per month and increases to approximately $164,000 per month for the remaining five-year term, excluding parking in each case. In addition, Disney has the option to renew the lease for two consecutive five-year periods. Costs to obtain the lease, inclusive of commissions, legal and other fees, are included in the Consolidated Balance Sheet as "Capitalized leasing costs" at December 31, 2000.

   The lease with Disney provided that the Company contributes towards tenant improvements and common area upgrades. At December 31, 2000, the tenant improvements required by the lease approximating $1,567,000 have been accrued but not expended. The Company expects to fund the majority of its tenant improvements in fiscal 2001.

 Property and Equipment

   As a result of the OBI Merger, the City Cinemas Transactions, and the Royal George Theatre acquisition, the Company owned three live theaters and had leasehold interests in four cinemas and one live theater (see Note 3) at December 31, 2000. The Company also acquired the leasehold interest in an 8-screen Angelika cinema currently under construction in Dallas ("Angelika-Dallas"), and recorded the project as construction-in-progress, at cost (see
Note 3). The land, building and leasehold interests arising from the OBI and Royal George Theatre acquisitions were recorded at their fair values.

Note 6. Investment in Affiliates

 Investment in Reading

   REI is a publicly traded company whose shares are listed on the NASDAQ stock market. Through its majority owned subsidiaries, REI is in the business of developing and operating multiplex cinemas in Australia, New Zealand, and Puerto Rico and until March 2001, in the United States, and is currently developing entertainment centers in Australia and New Zealand for future operations. At December 31, 2000 and 1999, the Company owned 70,000 shares of REI Preferred Stock. The REI Preferred Stock has (1) a liquidation preference of $100 per share, or $7,000,000 ("Stated Value"), (2) bears a cumulative dividend of 6.5%, payable quarterly, and (3) is convertible into shares of REI Common Stock at a conversion price of $11.50 per share. The closing price of REI common stock on December 31, 2000 was $2.25 per share. REI may, at its option, redeem the REI Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108%, and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001, or in the event of a change of control of REI, to require REI to repurchase the REI Preferred Stock for an amount equal to its Stated Value plus accumulated dividends. In addition, if REI fails to pay dividends for four consecutive quarters, the Company has the option to require REI to repurchase the REI Preferred Stock at an amount equal to its Stated Value plus accumulated dividends.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

   The Company accounts for its investment in REI at cost, and records as revenue dividends declared by REI on the REI Preferred Stock. As of December 31, 2000, REI was two quarters in arrears with respect to the dividends owed to the Company. Included in the Consolidated Statement of Operations for each of the years ended December 31, 2000, 1999, and 1998 as "Dividends from Investment in Reading" is $455,000 per year of dividend income earned with respect to the Company's ownership of the Reading Series A Preferred Stock. Included in the Consolidated Balance Sheet at December 31, 2000 as "Receivable from affiliates" is approximately $228,000 of dividends receivable from Reading which was paid in full in March 2001.

   As of December 31, 2000, the Company and Craig, a shareholder affiliate of the Company, owned securities of REI which afforded them an aggregate 83% voting interest in REI, of which Craig's holdings represented approximately 78% of the voting power of REI and the Company's holdings represented approximately 5% of such voting power. As of December 31, 2000, Reading owns 1,690,938 shares of the CHC's Class A Nonvoting Common Stock and 422,734 shares of the CHC's Class B Voting Common Stock, or approximately 21% of the CHC's outstanding common stock, and Craig owns 876,885 shares of the CHC's Class A Nonvoting Common Stock and 230,521 shares of Class B Voting Common Stock, or approximately 11% of the CHC's outstanding common stock.

 Investment in AFC

   On September 1, 2000, the Company acquired a 1/6th (16.7%) interest in the AFC, the owner of the Angelika New York (See Note 3). The remaining interests in AFC are owned by Reading (33.3%) and by NAC (50.0%). The acquisition of the AFC interest is accounted for using the equity method of accounting as AFC operates as a limited liability company and the Company has control over the operations of AFC.

   The Company's portion of the AFC's equity earnings of approximately $109,000 was included in the Consolidated Statement of Operations for the year ended December 31, 2000 as "Equity earnings of Angelika Film Center LLC". The "Investment in Angelika Film Center LLC" of $3,237,000 at December 31, 2000 is calculated as the allocated purchase price of the 1/6th interest in AFC amounting to approximately $3,240,000 plus $109,000 in Fiscal 2000 equity earnings of AFC less $112,000 in distributions from AFC.

Note 7. Equity Investment in and Advances to Agricultural Partnerships

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

   In December 1998, the Agricultural Partnerships suffered a devastating freeze which resulted in a loss of its 1998-1999 crop and, as a result, the Agricultural Partnerships had no funds with which to repay the Crop Financing Line nor the funds necessary to cover its operating expenses. BRI, a 40% owner spun off by the Company in 1997 to its stockholders, likewise had no funds with which to make further contributions. Accordingly, the Company wrote off its equity investment in the Agricultural Partnerships in 1998, and together with Visalia, have since funded the Agricultural Partnerships' expenses on an 80/20 basis.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

   Farming, which is owned 80% by the Company and 20% by Visalia, provides farm operation services to the Agricultural Partnerships and is paid 5% of the gross agricultural receipts, less certain expenses and reimbursement of its costs. Farming also has a contract with Cecelia, an entity owned by James J. Cotter, for certain consulting, purchasing and bookkeeping services, for which Cecelia receives a fee of $6,000 per month, plus reimbursement of certain out-of-pocket expenses. Cecelia also packs a portion of the fruit produced by the Agricultural Partnerships. For the years ended December 31, 2000 and 1999, Cecilia earned fees of $72,000 per annum, majority of which had not been paid. Included astride the caption "Due to Citadel and Farming" in the condensed balance sheets of the Agricultural Partnerships which are set forth below, are $745,000 and $263,000 of expenses paid by Farming on behalf of the Agricultural Partnerships that were not drawn down on the Crop Financing Line at December 31, 2000 and 1999, respectively. The Visalia ownership of Farming is included in the Consolidated Balance Sheets at December 31, 2000 and 1999 as "Minority interest in consolidated affiliate" in the amounts of $54,000 and $50,000, respectively. Visalia's portion of Farming's net earnings for the year ended December 31, 2000, 1999, and 1998 amounted to $4,000, $7,000 and $15,000, respectively, and is included in the Consolidated Statements of Operations as "Minority interest".

   At December 31, 1999, the Company had a net investment in and advances to the Agricultural Partnerships of $2,669,000, which amount included advances under the Crop Financing Line, advances from Farming, and the Company's equity investment in the Agricultural Partnerships, adjusted for the Company's share of losses to date. During fiscal 2000, the Company advanced $1,179,000 under the Crop Financing Line and, separately, $482,000, net, from Farming. Based upon the historically poor financial performance of the Agricultural Partnerships, the current negative cash flow being generated by the Agricultural Partnerships, the uncertain prospects for the current harvest, and uncertainty about the prospects for the Agricultural Partnerships to generate positive cash flow in the future, management determined, in September 2000, to fully-reserve its outstanding advances to the Agricultural Partnerships, thereby reducing to zero the Company's net investment therein.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

   The tables below set forth condensed financial information for the Agricultural Partnerships as of the dates indicated and for the years ended December 31, 2000 and 1999 (dollars in thousands).

                                                                December 31,
                                                               ---------------
                                                                2000     1999
Condensed Balance Sheets                                       -------  ------
Accounts receivable........................................... $    53  $  --
Inventory (cultural costs)....................................   1,168   1,118
Property and equipment, net...................................   5,306   5,716
Deferred loan costs...........................................      52      68
                                                               -------  ------
    Total assets.............................................. $ 6,579  $6,972
                                                               -------  ------
Accounts payable and accrued expenses......................... $   139  $  --
Due to Citadel and Farming....................................   4,654   2,993
Loans payable.................................................     684     402
Mortgage note payable.........................................   4,050   4,050
Partners' deficit.............................................  (2,948)   (473)
                                                               -------  ------
    Total liabilities and partners' deficit................... $ 6,579  $6,972
                                                               -------  ------
                                                                For the Year
                                                                   Ended
                                                                December 31,
                                                               ---------------
                                                                2000     1999
Condensed Statements of Operations                             -------  ------
Sales of crops................................................ $ 2,332  $  784
USDA grant revenue............................................     --      204
Insurance proceeds............................................     --      389
Costs of sales................................................  (3,170)   (731)
                                                               -------  ------
  Gross margin................................................    (838)    646
General and administrative expense............................    (407)   (320)
Depreciation..................................................    (536)   (509)
Interest expense..............................................    (694)   (501)
                                                               -------  ------
  Net loss.................................................... $(2,475) $ (684)
                                                               -------  ------
Components of Citadel's Share of Net Losses
-------------------------------------------
40% of Agricultural Partnerships' net loss....................    (990)   (274)
Loan loss provision...........................................  (3,406)    --
Interest income...............................................     134      73
                                                               -------  ------
Net loss from the Agriculture Partnerships....................  (4,262)   (201)
Farm management fee, net of costs and minority interest.......      16      26
                                                               -------  ------
Net loss to Citadel........................................... $(4,246) $ (175)
                                                               -------  ------

   Included in the "Loans Payable" above is the Prudential Purchase Money Loan in the amount of $4,050,000. The loan is secured by a lien on the property and certain other assets, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. The Agricultural Partnerships are required to make capital improvements totaling $500,000 by December 31, 2000 and an additional $200,000 in improvements by December 31, 2001 in order to defer loan payments until January 1, 2002. The purchase money mortgage also imposes a prepayment penalty. As of December 31, 2000, the Agricultural Partnerships had made capital expenditures in excess of the amount required. The total amount expended was approximately $839,000, and consisted primarily of new tree plantings and improvements to the irrigation systems.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

   The general and administrative expenses of $407,000 and $320,000 for the years ended December 31, 2000, 1999 reflect reimbursement of expenses and fees paid to Farming.

Note 8. Other Assets

   Other assets are summarized as follows (dollars in thousands):

                                                                     December
                                                                        31,
                                                                    -----------
                                                                     2000  1999
                                                                    ------ ----
     Deferred financing costs, net................................. $  259 $286
     Lease deposits................................................    791  --
     Impounds......................................................    111  --
     Prepaid property and real estate taxes........................    381   59
     Prepaid rent..................................................    337  --
     Prepaid expenses..............................................    263   35
     Unbilled rent receivable......................................    376  280
     Other.........................................................     12   46
     Farm equipment, net...........................................    146  159
                                                                    ------ ----
                                                                    $2,676 $865
                                                                    ------ ----

Note 9. Notes Payable

 Mortgage Note Payable

   On December 14, 1999, the Company entered into an $11,000,000, ten-year loan agreement with an institutional lender. The loan is secured with the deed of trust to a rental property and accrues interest at 8.18% per annum. Under the terms of the loan agreement, the Company began making monthly payments of approximately $86,200 per month starting February 2000, and any unpaid principal and accrued interest will become due in January 2010. The loan agreement contains various non-financial covenants regarding the use and maintenance of the property. At December 31, 2000, the Company was in compliance with each of the debt covenants and payments were current.

 Note Payable to Messrs. Cotter and Forman

   On September 1, 2000, the Company issued a term note in the amount of $4,500,000 bearing 8.25% interest to SHC, an entity owned by Michael Forman and James Cotter in exchange for a 1/6th interest in the AFC and certain rights and interests with respect to the City Cinemas cinema chain. The principal plus any unpaid interest is payable in July 2002.

   The Company's aggregate future principal loan payments are as follows (dollars in thousands):

       Year Ending
       December 31,
       ------------
       2001............................................................. $   151
       2002.............................................................   4,664
       2003.............................................................     178
       2004.............................................................     193
       2005.............................................................     209
       Thereafter.......................................................   9,977
                                                                         -------
                                                                         $15,372
                                                                         -------

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

Note 10. Future Minimum Rental Income

   Rental income amounted to $2,534,000, $3,706,000, and $5,478,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Rental income for the years ended December 31, 1999 and 1998 was derived from leases on two commercial properties held by the Company. Rental income earned with respect to the Arboleda property that was classified as "Property held for Sale" at December 31, 1998 and subsequently sold in June 1999, amounted to $1,483,000 and $3,272,000 for the years ended December 31, 1999 and 1998, respectively. Rental income for the year ended December 31, 2000 is entirely from the Brand property, and is derived from two lessors, Disney Enterprises, Inc. and Fidelity Federal Bank.

   The Company has operating leases with the tenants at the Brand property that expire in 2005 and are subject to scheduled fixed increases or adjustments based on the consumer price index. Accounting principles generally accepted in the United States of America require that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as "straight-line rents" creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed (this occurs primarily at the inception of the lease period). Included in the balance sheet as "Other Assets" (see Note 8) at December 31, 2000 and 1999 are approximately $376,000 and $280,000, respectively, of unbilled rent receivables which have been recognized under the straight-line method pursuant to the terms of the Disney lease. Future minimum rents under operating leases are summarized as follows (dollars in thousands):

     Year Ending
     December 31,
     ------------
      2001.......................................................... $ 2,168
      2002..........................................................   2,344
      2003..........................................................   2,360
      2004..........................................................   2,360
      2005..........................................................   2,116
      Thereafter....................................................   2,131
                                                                     -------
                                                                     $13,479
                                                                     -------

   Total minimum rents shown above exclude amounts due under the Union Square property which was purchased by the Company in February 2001.

Note 11. Lease Agreements

   Certain of the Company's cinemas and (until the Company acquired the Union Square property in February, 2001) theaters conduct their operations in leased facilities. The Company determines the annual base rent expense of its theaters by amortizing total minimum lease obligations on a straight-line basis over the lease terms. Base rent expense under operating leases totaled $1,942,000 for 2000.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

   At December 31, 2000, the Company's cinema and theater leases had remaining terms between 8 to 10 years. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. All leases are accounted for as operating leases and accordingly, the Company has no leases which require capitalization. Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases consist of the following at December 31, 2000 (including amounts due under the Union Square property which was subsequently purchased by the Company in February 2001)(dollars in thousands):

                                                                       Operating
                                                                        Leases
                                                                       ---------
     2001.............................................................  $ 4,453
     2002.............................................................    4,462
     2003.............................................................    4,467
     2004.............................................................    4,507
     2005.............................................................    4,566
     Thereafter.......................................................   19,255
                                                                        -------
     Total net minimum lease payments.................................  $41,710
                                                                        -------

   Total minimum lease payment shown above include amounts due under the Union Square property which was purchased by the Company in February 2001.

Note 12. Commitments and Contingencies

   In connection with the City Cinemas Transaction, the Company is obligated to lend Sutton up to $28,000,000, commencing in July 2007. This credit facility is intended to provide Sutton with liquidity pending acquisition by the Company of the various assets subject to option. Any amounts outstanding under this credit facility at the date the option is exercised will be a credit against the purchase price otherwise payable by the Company. In case the Company does not exercise its purchase option, the money advance to Sutton is due back to the Company on December 1, 2010.

   On September 22, 2000, the Company acquired the leasehold interest in the Angelika-Dallas (see Note 3). In consideration of the lease, the Company has paid Reading $356,000 in reimbursement of its costs to date in acquiring the leasehold and fitting out the cinema, and has assumed Reading's obligations under the lease to the landlord and under various agreements relating to the fitting out of the cinema. The Company estimates that the cost to fit out the cinema will be approximately $2,300,000. As of December 31, 2000, the Company has expended $603,000 relating to the Angelika Dallas fit out.

Note 13. Common Stock

   On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's treasury common stock at an exercise price of $3.00 per share, or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note ("Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured Note is included in the Balance Sheet as a contra equity account under the caption "Note receivable from shareholder" at December 31, 2000 and 1999. Interest is payable quarterly in arrears at the Prime Rate (amounting to 9.50% at December 31, 2000). Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. Included in the Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998 as "Interest income from shareholder" is approximately $258,000, $162,000 and $169,000, respectively, earned pursuant to the Crag secured note. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

   On January 4, 2000, the Company reorganized under a new Nevada holding company. In that transaction, the outstanding shares of the Company's Common Stock were converted into 5,335,913 shares of Class A Nonvoting Common Stock and 1,333,200 shares of Class B Voting Common Stock.

   September 20, 2000, the Company issued 2,622,466 shares of Class A Nonvoting Common Stock and 655,616 shares of Class B Voting Common Stock, respectively, to fund the OBI acquisition (See Note 3).

Note 14. Employee Stock Option Plans

   Pursuant to the Citadel Holding Corporation 1996 Nonemployee Director Stock Option Plan ("1996 Stock Option Plan") effective October 1996, each director of the Company who was not an employee or officer of the Company was granted, upon being named a director of Citadel, immediately vested options to purchase a total of 10,000 shares of Citadel Common Stock at an exercise price as defined in the 1996 Stock Option Plan. The 1996 Stock Option Plan has been amended to provide that no further options can be granted under the 1996 Plan. Except for the options held by a former director, there are no outstanding options under the 1996 Stock Option Plan. When this director was elected to the Board, he received options to acquire 10,000 shares of the Company's Common Stock under the 1996 Stock Option Plan. These options are currently valid and exercisable and, as a result of the restructure of the Company's capital stock into two classes on January 4, 2000, have automatically converted into options to acquire 8,000 and 2,000 shares, respectively, of the Non-Voting and Voting Common Stock.

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

   On April 13, 2000, the Stock Option Committee granted each of the Citadel directors, other than Messrs. Cotter and Tompkins, options to acquire 20,000 shares of the Class A Non-Voting Common Stock. In addition, certain officers of the Company, including Mr. Tompkins, were granted options to acquire shares of Class A Non-Voting Common Stock. The Options were granted with the support of the Board of Directors and on the condition that the recipients surrender any options held under the 1996 Stock Option Plan. The options granted on April 13, 2000 total 155,000 option shares, of which 94,000 are vested as of December 31, 2000. All stock options granted on April 13, 2000 have an exercise price of $2.76 per share which was determined as the average stock trading price for the ten days immediately preceding the issuance date.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

 Prior to the Reorganization (See Note 13):

                                                   Common   Weighted  Number of
                                                    Stock   Average  Exercisable
                                                   Options   Price     Options
                                                   -------  -------- -----------
     Outstanding at December 31, 1997.............  53,000   $2.81      53,000
       Granted....................................     --      --          --
       Expired....................................     --      --          --
                                                   -------   -----     -------
     Outstanding at December 31, 1998.............  53,000   $2.81      53,000
       Granted....................................  95,000    3.52      36,000
       Expired....................................     --      --          --
       Cancelled.................................. (33,000)    --      (33,000)
                                                   -------   -----     -------
     Outstanding at December 31, 1999............. 115,000   $3.43      56,000
                                                   -------   -----     -------

 Subsequent to the Reorganization (See Note 13):

                                                                Number of
                            Common Stock        Weighted       Exercisable
                               Options        Average Price      Options
                           ----------------  --------------- ----------------
                           Class A  Class B  Class A Class B Class A  Class B
                           -------  -------  ------- ------- -------  -------
Converted.................  92,000   23,000   $3.43   $3.43   44,800   11,200
Expired................... (84,000) (21,000)    --      --   (36,800) (11,000)
Granted................... 155,000      --    $2.76     --    86,000      --
                           -------  -------   -----   -----  -------  -------
Outstanding at December
 31, 2000................. 163,000    2,000   $2.76   $3.43   94,000      200
                           -------  -------   -----   -----  -------  -------

   The weighted average remaining contractual life of all options outstanding at December 31, 2000 was approximately 9.5 years.

   Pro forma net earnings and earnings per share information reflecting the fair value approach to valuing stock options and the corresponding increase in compensation expense is required by SFAS No. 123 in each of the years that a company grants stock options. The Company granted 155,000 shares of Class A Non-Voting Common Stock and 95,000 shares of the Common Stock in the years ended December 31, 2000 and 1999, respectively. No option shares were granted in the year ended December 31, 1998. The fair value of the options granted in 2000, 1999 and 1998 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           2000     1999    1998
                                                          -------  -------  ----
Stock option exercise price.............................. $  2.76  $  3.52   --
Risk-free interest rate..................................    6.19%    5.88%  --
Expected dividend yield..................................    0.00%    0.00%  --
Expected option life..................................... 5 years  5 years   --
Expected volatility......................................   46.00%   26.60%  --
Weighted average fair value.............................. $  1.34  $  1.41   --

   The pro forma effect of the issuance of these options would have been to increase the "Net loss applicable to common shareholders" for the year ended December 31, 2000, 1999 and 1998 by approximately $159,000, $59,000, and $0, respectively. The pro forma adjustments may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. Further, SFAS No. 123 requires assumptions by management, regarding the likelihood of events on which the vesting of contingent, performance based options are predicated.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

Note 15. Income Taxes

   Significant components of the provision for income taxes are as follows:

                                                        Year Ended December
                                                                31,
                                                        ----------------------
                                                        2000    1999    1998
                                                        -----  ------  -------
Current Income tax expense (benefit):
  Federal.............................................. $ (58) $1,001  $  (352)
  State................................................   (80)  1,134      ( 2)
                                                        -----  ------  -------
    Total..............................................  (138)  2,135     (354)
                                                        -----  ------  -------
Deferred income tax expense (benefit)
  Federal..............................................    58   3,200   (4,176)
  State................................................    80     (26)    (298)
    Total..............................................  (138)  3,174   (4,474)
                                                        -----  ------  -------
Total Income Tax Expense............................... $ --   $5,309  $(4,828)
                                                        =====  ======  =======

   Deferred income taxes reflect the net tax effect of "temporary differences" between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax liabilities and assets are as follows (dollars in thousands):

                                                                 December 31,
                                                                 --------------
      Federal deferred tax assets                                 2000    1999
      ---------------------------                                ------  ------
        Acquired and option properties.......................... $  833  $  940
        Net operating loss carryforward.........................    285     --
        Unrealized gain (loss) on marketable securities.........    321    (146)
        Loans to Agricultural Partnerships......................  1,449     --
        Other...................................................    (22)     36
                                                                 ------  ------
      Gross deferred tax assets.................................  2,866     830
      Valuation allowance....................................... (1,627)    --
                                                                 ------  ------
      Net deferred federal tax asset............................ $1,239  $  830
                                                                 ======  ======
      State deferred tax assets
      -------------------------
        Acquired and option properties.......................... $  220  $  244
        Net operating loss carryforward.........................     36      80
        Unrealized gain (loss) on marketable securities.........     85     (29)
        Loans to Agricultural Partnerships......................    384     --
        Other...................................................     24     --
                                                                 ------  ------
      Gross deferred state tax assets...........................    749     295
      Valuation reserve.........................................   (420)    --
                                                                 ------  ------
      Net deferred state tax asset..............................    329  $  295
                                                                 ------  ------
      Total deferred tax assets................................. $1,568  $1,125
                                                                 ======  ======

   As of December 31, 2000, the Company had net operating loss carryforwards of approximately $839,000 which will expire in the years 2011 through 2020, and state operating loss carryforwards of approximately $395,000 which will expire in years 2001 through 2010.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

   The Company believes there is a more likely than not expectation that the tax basis of Citadel properties held as of December 31, 2000 may be realized. The provision for income taxes is different from amounts computed by applying the U.S. statutory rate to earnings (losses) before taxes. The reason for these differences follows (dollars in thousands):

                                                      Year Ended December
                                                              31,
                                                     ------------------------
                                                      2000     1999    1998
                                                     -------  ------  -------
      Expected tax (benefit) provision.............. $(1,433) $5,178  $   278
      Reduction (increase)in taxes resulting from:
        Change in federal valuation allowance.......   1,627    (791)  (4,109)
        Dividend exclusion of preferred stock
         investment.................................    (109)   (109)    (109)
      Utilization of net operating losses...........     --     (245)    (430)
      Prior year tax adjustment.....................     --     (131)    (440)
      State tax provision (benefit).................     --      731     (198)
      Other.........................................     (85)    676      180
                                                     -------  ------  -------
      Actual tax provision (benefit)................ $   --   $5,309  $(4,828)
                                                     =======  ======  =======

Note 16. Business Segments

   The table below sets forth certain information concerning the Company's theater, rental real estate, and agricultural operations for the three year ended December 31, 2000 (dollars in thousands).

                         Cinema/Live   Rental
2000                       Theater   Real Estate Agricultural Corporate Consolidated
----                     ----------- ----------- ------------ --------- ------------
Revenues................   $ 4,686     $ 2,534     $    26     $   138    $ 7,384
(Loss) earnings before
 taxes..................      (556)        542      (4,236)        708     (3,542)
Identifiable assets.....    17,506      37,837        (162)      8,741     63,922
Capital expenditures....       --          --           39         --          39

1999
----
Revenues................   $   --      $ 3,706     $    31     $   215    $ 3,952
Earnings (loss) before
 taxes..................       --        1,537        (170)     13,429     14,796
Identifiable assets.....       --       34,825         442      11,939     47,206
Capital expenditures....       --           29          38         --          67

1998
----
Revenues................   $   --      $ 5,478     $   109     $   398    $ 5,985
Earnings (loss) before
 taxes..................       --        1,808        (951)          2        859
Identifiable assets.....       --       18,779       1,735      14,531     35,045
Capital expenditures....       --          588         201         --         789

   The cinema/live theater results shown above include revenues and operating expenses directly linked to the Company's cinema and theater assets.

   The rental real estate results include rental income from properties owned by the Company offset by operating expenses, including mortgage payments and interest.

   Agricultural results include equity losses stemming from the Company's equity investment in the Agricultural Partnerships and other expenses directly attributable to the agricultural business.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

   Corporate results include consulting fee income from Reading and interest and dividend income earned with respect to the Company's cash balances and investment in Reading Preferred Stock.

Note 17. Quarterly Financial Information (Unaudited--dollars in thousands, except per share amounts)

                                               First  Second    Third   Fourth
2000                                          Quarter Quarter  Quarter  Quarter
----                                          ------- -------  -------  -------
Revenue...................................... $  602  $  605   $ 1,955  $4,222
Net earnings (loss).......................... $  231  $ (686)  $(2,594) $ (493)
Basic earnings per share..................... $ 0.03  $(0.10)  $ (0.38) $(0.02)
Diluted earnings per share................... $ 0.03  $(0.10)  $ (0.38) $(0.02)

1999
----
Revenue...................................... $1,494  $1,272   $   600  $  586
Net earnings................................. $  470  $8,004   $   755  $  258
Basic net earnings per share................. $ 0.07  $ 1.20   $  0.11  $ 0.04
Diluted earnings per share................... $ 0.07  $ 1.20   $  0.11  $ 0.04

   In the opinion of management, the unaudited quarterly financial information presented above reflects all adjustments that are necessary for a fair presentation of the results of the quarterly periods presented.

   Revenues in the first and second quarters of 2000 were comparable to that of the third and fourth quarters of 1999. Revenues increased in the third and fourth quarters of 2000 primarily due to the Company's acquisition of OBI and certain cinema assets in September 2000. As a result of these acquisitions, the Company's third and fourth quarters of 2000 revenues reflect certain revenues from nine cinemas with 40 screens, three live theaters and one 4-stage live-theater complex.

   The increase in net loss is principally due to approximately $3,406,000 in loan loss provision recorded against the loan receivable from the Agricultural Partnerships in the third and fourth quarters of 2000. A lackluster summer film season resulted in lower theater box office revenues and contributed to the increase in net loss available to common stockholders in the third quarter of 2000.

Note 18. Comprehensive Income

   The Company adopted Statement of Financial Accounting Standards "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires the Company to classify unrealized gains and/or losses on available-for-sale securities as comprehensive income. The following table sets forth the Company's comprehensive income for the periods indicated (in thousands):

                                                         Years Ended December
                                                                  31,
                                                         ----------------------
                                                          2000     1999   1998
                                                         -------  ------ ------
     Net earnings....................................... $(3,542) $9,487 $5,687
     Other comprehensive income, net of tax.............    (814)    255    --
                                                         -------  ------ ------
     Comprehensive income............................... $(4,356) $9,742 $5,687
                                                         -------  ------ ------

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

Note 19. Subsequent Events

 Acquisition of Theater Property

   On February 13, 2001, the Company acquired the fee interest in the building housing its Union Square Theatre, New York, for a purchase price of $7,700,000.

 Acquisition of Domestic Cinemas

   On March 8, 2001, the Company acquired from Reading four cinemas with 20 screens. (Two of these cinemas were already being managed by the Company, such management rights having been obtained as a part of the City Cinemas Transaction). The purchase price paid was $1,706,000, representing six times the aggregate cinema EBITDA of the four properties, and was paid through the issuance by the Company of a two year promissory note, accruing interest, and payable quarterly in arrears, at 8.0% per annum. The transaction has been accounted for as a purchase of leasehold interests.

 Proposed Consolidation of the Companies

   On March 15, 2001, the Boards of Directors of each of CHC, Craig Corp. and REI considered management's proposal to consolidate CHC, Craig Corp. and Reading into a single public company and determined that it would be in the best interests of their respective companies and stockholders to consummate such a consolidation transaction, so long as the allocation of ownership of the resultant consolidated entity among the equity holders of the constituent entities was fair. However, in light of the overlapping management and membership of the Boards of Directors of each companies, and Mr. Cotter's status as a controlling stockholder of each of the three companies, it was determined to be appropriate to delegate management's proposal to the Conflicts Committees of the three companies. Accordingly, the Boards of Directors of each of the three companies delegated to their respective Conflict Committees authority and responsibility to review and take such action as they determined appropriate with respect to management's consolidation proposal, and authorized such committees to retain such professional advisors as they may require to carry out such delegated authority. These committees are composed entirely of independent outside directors. It is hoped that these committees will complete their work by the end of the second quarter of 2001.

                       FINANCIAL STATEMENT SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000
                            (Dollars in thousands)

                                         Initial Cost
                                      ------------------- Costs Capitalized
                                             Building and   Subsequent to
                         Encumbrances  Land  Improvements    Acquisition
                         ------------ ------ ------------ -----------------
Commercial office
 building...............   $10,872    $2,951    $4,180         $2,919

                                                                         Life on
                                                                          Which
                                                 Accumulated    Date   Depreciation
                          Land  Building  Total  Depreciation Acquired is Computed
                         ------ -------- ------- ------------ -------- ------------
Commercial office
 building............... $2,951  $7,099  $10,050   $(1,021)    5/8/95       40

(1) The property listed above was acquired pursuant to agreements entered into between the Company and Fidelity at the time of the Restructuring. The aggregate gross cost of property held at December 31, 2000 for federal income tax purposes approximated $7,514,000.

(2) The following reconciliation reflects the aggregate rollforward activity of property held and accumulated depreciation for the three years ended December 31, 2000.

                                                            Gross   Accumulated
                                                           Amount   Depreciation
                                                           -------  ------------
     Balance at January 1, 1998........................... $14,535    $  (883)
      Depreciation expense................................     --        (363)
      Improvements........................................     588        --
                                                           -------    -------
     Balance at December 31, 1998......................... $15,123    $(1,246)
      Depreciation expense................................     --        (206)
      Cost of real estate sold............................  (6,608)       700
      Other...............................................     (32)       --
                                                           -------    -------
     Balance at December 31, 1999......................... $ 8,483    $  (752)
      Depreciation expense................................     --        (269)
      Improvements........................................   1,567        --
                                                           -------    -------
     Balance at December 31, 2000......................... $10,050    $(1,021)
                                                           -------    -------

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors & Executive Officers

   The names of the directors, executive officers, and significant employees of the Company are as follows:

                                                                        First
                                                                        Became
                 Name                  Age     Current Occupation      Director
                 ----                  ---     ------------------      --------
 James J. Cotter (2)*.................  63 Chairman of the Board and     1986
                                            Chief Executive Officer
                                            of CHC, Chairman of the
                                            Board and Chief
                                            Executive Officer of
                                            Craig Corp. and Chairman
                                            of the Board and Chief
                                            Executive Officer of REI
 S.Craig Tompkins (2).................  50 Vice Chairman of the          1993
                                            Board and Corporate
                                            Secretary of CHC,
                                            President and Director
                                            of Craig Corp, Vice
                                            Chairman of the Board
                                            and Corporate Secretary
                                            of REI
 Robert M. Loeffler (3)...............  78 Retired, Director of          2000
                                            Public Companies
 William C. Soady (1)(3)(4)...........  57 Chief Executive Officer,      1999
                                            ReelMall.com
 Alfred Villasenor, Jr. (1)(2)(3)(4)..  70 President of Unisure          1987
                                            Insurance Services,
                                            Incorporated

 Robert F. Smerling...................  65 President of Citadel           --
                                            Cinemas, Inc. and REI
                                            and Director of REI
 Ellen Cotter.........................  35 Vice President--Business       --
                                            Affairs, Citadel Cinemas
                                            Inc., REI and Craig
                                            Corp.
 Margaret Cotter*.....................  33 President of Liberty           --
                                            Theaters, Inc., Off
                                            Broadway Investments
                                            LLC, and a Director of
                                            Craig Corp.
 Andrzej Matyczynski..................  48 Chief Financial Officer        --
                                            and Treasurer of CHC,
                                            Craig Corp and REI
 Brett Marsh..........................  54 Vice President--Real           --
                                            Estate of CHC, Craig
                                            Corp and REI

(1) Member of the Compensation Committee.
(2) Member of the Executive Committee.
(3) Member of the Audit Committee.
(4) Member of the Conflicts Committee.
*  Ms. Margaret Cotter is the daughter of Mr. James J. Cotter.

   Set forth below is certain information concerning the principal occupation and business experience of each of the individuals named above.

   Mr. Cotter was first elected to the Board in 1986, resigned in 1988, and was re-elected to the Board in June 1991. He was elected Chairman of the Board of CHC in 1992, and has served as Chief Executive Officer from August 1, 1999. Mr. Cotter is the Chairman and a director of Citadel Agricultural Inc. ("CAI"), a wholly-owned subsidiary of Citadel; the Chairman and a member of the Management Committee of each of the agricultural partnerships which constitute the principal assets of CAI (the "Agricultural Partnerships"); and the Chairman and a member of the Management Committee of Big 4 Farming, LLC ("Farming"), an 80%-owned subsidiary of Citadel. From 1988 through January 1993, Mr. Cotter also served as the President and a director of Cecelia Packing Corporation ("Cecelia", a citrus grower and packer), a company wholly owned by Mr. Cotter, and is the Managing Director of Visalia, LLC ("Visalia"), which holds a 20% interest in each of the Agricultural

Partnerships and Farming. Mr. Cotter has been Chairman of the Board of Craig Corp and its predecessors since 1988 and a director of that company since 1985. Mr. Cotter has served as a director of REI, a motion picture exhibition and real estate company) since 1990, and as the Chairman of the Board of REI and its predecessor since 1991. On October 16, 2000, Mr. Cotter resigned as the Chief Executive Officer of CHC, Craig Corp and REI in favor of Mr. Scott Braly, but resumed those positions following the resignation of Mr. Braly on December 27, 2000. Craig Corp owns approximately 78% of the voting power of the outstanding securities of REI and the Company owns approximately 5% of the voting power of REI. Mr. Cotter is and has been, for more than the past five years, a director of The Decurion Corporation (motion picture exhibition and real estate company). Mr. Cotter began his association with The Decurion Corporation in 1969. Mr. Cotter has been the Chief Executive Officer and a director of Townhouse Cinemas Corporation (motion picture exhibition company) since 1987. Mr. Cotter is the General Partner of James J. Cotter, Ltd., a general partner in Hecco Ventures which is involved in investment activities and is a stockholder in Craig Corp. Mr. Cotter was also a director of Stater Bros., Inc. (retail grocery company) between 1987 and September 1997.

   Mr. Tompkins has been a director of the CHC since 1993, was elected Vice Chairman of the Board in July of 1994, and Secretary/Treasurer and Principal Accounting Officer in August 1994. Mr. Tompkins resigned as Principal Accounting Officer and Treasurer in November 1999, upon the appointment of Andrzej Matyczynski to serve as the CHC's Chief Financial Officer. Mr. Tompkins was a partner in the law firm of Gibson Dunn & Crutcher until March 1993, when he resigned to become President of Craig Corp and REI. Mr. Tompkins has served as a director of Craig Corp and REI since February 1993. In January 1997, Mr. Tompkins resigned as President of REI upon the appointment of Robert Smerling to that position and became the Vice Chairman of Reading. Mr. Tompkins was elected to the Board of Directors of G&L Realty Corporation, a New York Stock Exchange-listed real estate investment trust in December 1993, and currently serves as the Chairman of the Audit Committee of that REIT. Mr. Tompkins was elected in April 2000 to the Board of Directors of Fidelity Federal Bank, FSB ("Fidelity"), where he serves on the Audit and Compensation Committees. Mr. Tompkins is also President and a director of CAI, a member of the Management Committee of each of the Agricultural Partnerships and of Farming, and serves for administrative convenience as an Assistant Secretary of Visalia and Big 4 Ranch, Inc. (a partner with CAI and Visalia in each of the Agricultural Partnerships).

   Mr. Loeffler has been a director of the Company since March 27, 2000 and a director of Craig since February 22, 2000. Mr. Loeffler had previously served as a director of Paine Webber Group and Advance Machine Vision Corporation. Mr. Loeffler is a retired attorney and was counsel to the California law firm of Wyman Bautzer Kuchel & Silbert from 1987 to March 1991. He was Chairman of the Board, President and Chief Executive Officer of Northview Corporation from January to December 1987 and a partner in the law firm of Jones, Day, Reavis & Pogue until December 1986.

   Mr. Soady was elected to the Board of Directors of the Company on August 24, 1999. Mr. Soady has been the Chief Executive Officer of ReelMall.com, an on-line movie memorabilia company since January 1, 2000. Prior to that, Mr. Soady served as the President of Distribution, PolyGram Films since 1997. Mr. Soady has also served as Director of Showscan Entertainment, Inc. from 1994 to present, the Foundation of Motion Picture Pioneers, Inc. from 1981 to present, the Will Rogers Memorial Fund from 1981 to present and has been a member of the Motion Picture Academy of Arts & Sciences since 1982.

   Mr. Villasenor is the President and owner of Unisure Insurance Services, Incorporated, a corporation which has specialized in life, business and group health insurance for over 35 years. He is also a general partner in Playa del Villa, a California real estate commercial center. Mr. Villasenor is a director of the John Gogian Family Foundation and a director of Richstone Centers, a non-profit organization. In 1987, Mr. Villasenor was elected to the Board of Directors of Citadel and Fidelity and served on the Board of Fidelity until 1994. Mr. Villasenor also served as a director of Gateway Investments, Inc. (a wholly owned subsidiary of Fidelity) from June 22, 1993 until February 24, 1995.

   Ms. Margaret Cotter is a member of the Board of Directors of Craig Corp. BRI and the President of Liberty Theaters. Ms. Margaret Cotter has also served as an officer of Cecelia and Union Square Management, Inc. and is the owner and President of OBI Management.

   From October 16, 2000 to December 27, 2000, Scott A Braly served as the Chief Executive Officer of CHC. During this time period, Mr. Braly also served as the Chief Executive Officer of Craig Corp and REI and as a Director of REI. Prior to his appointment as the Chief Executive Officer of the Company, Mr. Braly was the Chief Executive Officer of Hawthorn Savings and served as a director of Hawthorne.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

   Effective January 1, 2000, Craig Corp became the management company for the Company and for Reading. Pursuant to this arrangement, all executive officers and administrative employees (excluding consultants and directors) became employees of Craig Corp. At the same time, Craig Corp entered into management agreements with the Company and Reading pursuant to which all of the general and administrative costs paid by Craig Corp are allocated to each company. Accordingly, subsequent to December 31, 1999, the Company does not have employees who are paid directly by the entity for which their services are rendered, except for the President of Citadel Cinemas, Inc. as disclosed below. The names of the executive officers of the Company are as listed below in the summary compensation table that sets forth the compensation paid by the Company for the years ended December 31, 2000, 1999, and 1998 for each of the most highly compensated executive officers of the company.

                                                             Long Term
                                                            Compensation
                                                            ------------
                                                             Securities
                                 Annual Compensation         Underlying
                          ---------------------------------    Stock
   Name and Principal                          Other Annual   Options       All Other
        Position          Year  Salary  Bonus  Compensation   Granted    Compensation(8)
   ------------------     ---- -------- ------ ------------ ------------ ---------------
James J. Cotter(2)......  2000 $119,000    --    $45,000          --            --
 Chairman of the Board,
  President               1999      --     --    $45,000          --            --
 and Chief Executive
  Officer                 1998      --     --    $45,000          --            --

Scott A. Braly(3).......  2000 $ 15,946    --       (1)           --            --
 Chief Executive
  Officer...............  1999      --     --        --           --            --
                          1998      --     --        --           --            --

S. Craig Tompkins(4)....  2000 $139,886    --       (1)        40,000        $1,785
 Corporate Secretary and  1999 $ 40,000    --       (1)           --            --
 Vice Chairman of the
  Board                   1998 $ 40,000    --       (1)           --            --

Andrzej Matyczynski(5)..  2000 $ 61,200 $4,080      (1)        30,000        $1,490
 Chief Financial Officer  1999      --     --        --           --            --
 and Treasurer            1998      --     --        --           --            --

Robert F. Smerling(6)...  2000 $ 87,500    --       (1)           --            --
 President of City
  Cinemas/                1999      --     --        --           --            --
 Citadel Cinemas, Inc.    1998      --     --        --           --            --

Brett Marsh(7)..........  2000 $ 57,800 $9,520      (1)        15,000        $4,149
 Vice President of Real
  Estate                  1999 $162,500    --       (1)           --            --
                          1998 $152,500    --       (1)           --            --

--------
(1) Excludes perquisites if the aggregate amount thereof is less than $50,000, or 10% of salary plus bonus, whichever is less.

(2) Mr. Cotter is paid a director's fee of $45,000 from the Company for his services as the Chairman of the Board. Mr. Cotter does not receive separate compensation for serving as the President and Chief Executive Officer of the Company. Mr. Cotter is also paid an annual consulting fee of $350,000 from Craig Corp, of which $119,000 was allocated to CHC in 2000.

(3) Mr. Braly was named the Chief Executive Officer of CHC, Craig Corp and REI, effective October 16, 2000 and resigned from all three companies effectively December 27, 2000. The salary shown above for the year ended December 31, 2000 reflects approximately 34% of Mr. Braly's compensation which was allocated to the Company. Mr. Braly's total compensation earned in aggregate with respect to his employment contract with Craig Corp totaled approximately $46,900.

(4) Mr. Tompkins was elected Corporate Secretary in August 1994 and Vice Chairman of the Company in July 1994. Mr. Tompkins was elected as the President of Craig Corp and was elected to the Board of Directors of Craig Corp on February 26, 1993. On the same date, Mr. Tompkins was elected as the President of REI and elected to the Board of Directors of REI. In January 1997, Mr. Tompkins resigned as the President of REI and was elected Vice-Chairman of the Board of that company. While no formal written agreement exists as to the terms of Mr. Tompkins' employment by Craig and Reading, Mr. Tompkins is entitled to receive his annual base salary from each respective company for a period of one year in the event that his employment is involuntarily terminated and no change of control has occurred. Mr. Tompkins is entitled to a severance payment equal to two years his base salary in the event of a change of control of Craig, and to a two-year severance payment in the case of a change of control of Reading. Mr. Tompkins was granted options to acquire 40,000 shares of Citadel Class A Nonvoting Common Stock on April 13, 2000. These shares vest over four years in equal amounts except for the 8,000 shares that vested immediately. The salary shown above for the years ended December 31, 2000 reflects approximately 34% of Mr. Tompkins' compensation which was allocated to the Company. Mr. Tompkin's total compensation earned in aggregate totaled approximately $410,900 for the year ended December 31, 2000. In 1999 and 1998, Mr. Tompkins was paid by Craig and Reading and received $40,000 in director's fees from Citadel in each of the years.

(5) Mr. Matyczynski was named Chief Financial Officer and Treasurer of the Company and Craig and the Chief Administrative Officer of Reading on November 18, 1999. Mr. Matyczynski was named the Chief Financial Officer of Reading effective June 2, 2000, concurrently with the resignation of Jim Wunderle who had held that position. Prior to joining the Company, Mr. Matyczynski was associated with Beckman Coulter and its predecessors for more than the past twenty years and also served as a director for certain Beckman Coulter subsidiaries. Pursuant to the employment agreement with Craig, Mr. Matyczynski is entitled to a severance payment equal to six months' salary in the event his individual employment is involuntarily terminated. In addition, Mr. Matyczynski was granted a loan for $33,000, which will be forgiven ratable over three years, is entitled to an annual guaranteed bonus of $12,000 and is eligible for a discretionary bonus of up to 25% of his base salary. Mr. Matyczynski was also granted options to acquire 30,000 shares each of the CHC Class A Nonvoting Common Stock and Craig Corp. Common Stock. The vesting schedule is as follows:
    15,000 shares each of CHC and Craig Corp. stock vest on the first anniversary date, and 5,000 shares on the each anniversary date following. The salary shown above for the year ended December 31, 2000 reflects approximately 34% of Mr. Matyczynski's compensation which was allocated to the Company. Mr. Matyczynski's total compensation earned in aggregate totaled approximately $180,000 plus $12,000 in bonus. Mr. Matyczynski's aggregate compensation did not exceed $100,000 for the year ended
    December 31, 1999.

(6) Prior to September 20, 2000, City Cinemas, a third party affiliate, and REI were parties to an executive-sharing arrangement for which Mr. Smerling was paid an annual salary of $175,000. Effective September 1, 2000, Citadel Cinemas Inc., a wholly-owned subsidiary of the Company, acquired the assets of City Cinemas and appointed Mr. Smerling as its President. Mr. Smerling also serves as the President and a Director of REI. Mr. Smerling is entitled to receive a payment equal to a year's base salary in the event his individual employment with REI is involuntarily terminated. Mr. Smerling's salary shown above for the year ended December 31, 2000 reflects compensation earned from Citadel Cinemas Inc. The Company was reimbursed for a portion of Mr. Smerling's salary by Reading, pursuant to a separate management agreement. The executive sharing agreement has been superseded by the general and administrative cost sharing arrangement currently in place between Craig Corp, CHC and REI.

(7) Mr. Marsh serves as the Vice President of Real Estate of the CHC, Craig Corp and REI. Prior to joining the Company, Mr. Marsh was the Senior Vice President of Burton Property Trust, Inc., the U.S. real estate subsidiary of The Burton Group PLC. On April 13, 2000, Mr. Marsh was granted options to acquire

   15,000 shares of the Citadel Class A Nonvoting Common Stock. These shares vest equally over four years except for 3,000 shares that vested immediately. The salary shown above for the year ended December 31, 2000 reflects approximately 34% of Mr. Marsh's compensation which was allocated to the Company. Mr. Marsh's total compensation earned in aggregate totaled approximately $182,600 plus $28,000 in bonus.

(8) All other compensation is primarily comprised of approximately 34% of the employer's match of Craig's 401(k) plan. In 1998, Mr. Tompkins was granted $106,931 in pension benefits.

Option/SAR Grants In Last Fiscal Year

   On April 13, 2000, the Board of Directors of the Company granted options to the following directors and officers of Citadel.

                                                                               Potential
                                                                           Realizable Value
                                                                           at Assumed Annual
                                                                            Rates of Stock
                            Number of     % of Total                             Price
                            Securities   Options/SARs Exercise             Appreciation for
                            Underlying    Granted to   or Base                Option Term
                           Options/SARs  Employees in   Price   Expiration -----------------
          Name            Granted (#)(1) Fiscal Year  ($/Share)    Date       5%       10%
          ----            -------------- ------------ --------- ---------- -------- --------
S. Craig Tompkins(2)....      40,000        25.81%      $2.76    4/13/10   $179,800 $286,300
Andrzej Matyczynski(3)..      30,000        19.35%      $2.76    4/13/10   $134,900 $195,200
Brett Marsh(4)..........      15,000         9.68%      $2.76    4/13/10   $ 67,400 $107,400
William M. Loeffler(5)..      20,000        12.90%      $2.76    4/13/10   $ 89,900 $143,200
William Soady(5)........      20,000        12.90%      $2.76    4/13/10   $ 89,900 $143,200
Alfred Villasenor(5)....      20,000        12.90%      $2.76    4/13/10   $ 89,900 $143,200

(1) Fiscal 2000 grants were for Class A Nonvoting Common Stock.

(2) 8,000 shares vested immediately on April 13, 2000. Remaining shares vest at 8,000 shares per year.

(3) 15,000 shares vested on November 19, 2000. Remaining shares will vest at 5,000 shares per year.

(4) 3,000 shares vested immediately on April 13, 2000. Remaining shares will vest at 3,000 shares per year.

(5) All 20,000 shares vested immediately.

Aggregated Option/SAR in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                           Number of Securities      Value of Unexercised
                                                          Underlying Unexercised     In-the-Money Options/
                         Shares Acquired      Value       Options/SARs at FY-End    SARs at FY-End ($) (1)
                         on Exercise (#)  Realized ($)   Exercisable/Unexercisable Exercisable/Unexercisable
                         --------------- --------------- -----------------------------------------------------
   Name                  Class A Class B Class A Class B     Class A      Class B    Class A        Class B
   ----                  ------- ------- ------- ------- ---------------------------------------  ------------
                                                                                            $0/$0            --
S. Craig Tompkins.......    --      --      --      --     8,000/32,000         --          $0/$0            --
Andrzej Matyczynski.....    --      --      --      --     15,000/15,000        --          $0/$0            --
Brett Marsh.............    --      --      --      --     3,000/12,000         --          $0/$0            --
William M. Loeffler.....    --      --      --      --       20,000/0           --          $0/$0            --
William Soady...........    --      --      --      --       20,000/0           --          $0/$0            --

(1) Calculated based on closing prices of $2.3750 and $2.5625 for Class A and Class B Common Stock, respectively.

Employment Contracts and Change in Control Agreements

   Mr. Scott Braly entered into an Executive Employment Agreement with Craig, effective October 16, 2000 to serve as the Chief Executive Officer of CHC, Craig Corp., and REI. That agreement was terminated upon Mr. Braly's resignation on December 26, 2000.

   On June 27, 1990, the Board authorized Citadel to enter into indemnity agreements with its then current as well as future directors and officers. Since that time, Citadel's officers and directors have entered into such agreements. Under these agreements, Citadel agrees to indemnify its officers and directors against all expenses, liabilities and losses incurred in connection with any threatened, pending or contemplated action, suit or proceeding, whether civil or criminal, administrative or investigative, to which any such officer or director is a party or is threatened to be made a party, in any manner, based upon, arising from, relating to or by reason of the fact that he is, was, shall be or shall have been an officer or director, employee, agent or fiduciary of Citadel. Each of the current Citadel directors has entered into indemnity agreements with Citadel. Similar agreements also exist between Citadel's subsidiaries and the officers and directors of such subsidiaries.

Compensation of Directors

   Other than the Chairman of the Board, directors who are not officers or employees of the Company receive, for their services as a director, an annual retainer of $15,000 plus $1,500, if serving as Committee Chairman, and $800 for each meeting attended in person and $300 for each telephonic meeting. The Chairman of the Board receives $45,000 annually. In addition, directors who were not officers or employees of the Company received immediately vested options to purchase 20,000 shares of Class A Nonvoting common stock at an exercise price defined in the 1999 Stock Option Plan. Messrs. Loeffler, Soady, and Villasenor were granted 20,000 shares each of the Company's Class A Nonvoting Common Stock on April 13, 2000 at an exercise price of $2.76 per share upon surrendering their shares granted under the now expired 1996 Stock Option Plan.

   In November 2000, Messrs, Soady and Villasenor were paid $25,000 each for their efforts relating to Citadel's acquisition of Off-Broadway Investments, Inc. and certain rights and interest comprising the City Cinemas chain.

Compensation Committee Interlocks and Insider Participation

   Messrs. Soady and Villasenor serve on the Company's Compensation Committee. Mr. Cotter is the Chairman of the Board of CHC, Craig Corp and REI. In addition, Mr. Cotter also served as the Chief Executive Officer of the CHC, Craig Corp and REI prior to October 16, 2000 and subsequent to Mr. Braley's departure on December 26, 2000. Mr. Cotter is the controlling stockholder of CHC.

   Mr. Loeffler serves as the director of the CHC, Craig Corp, and REI. Mr. Loeffler also serves as a member of the Audit Committee of all three companies.

   Mr. Tompkins is the Corporate Secretary and the Vice Chairman of CHC and REI, and the President and director of Craig Corp.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports to ownership and changes in ownership with the SEC. The SEC rules also require such reporting persons to furnish the Company with a copy of all
Section 16(a) forms they file.

   Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2000, all filing requirements applicable to its reporting persons were complied with the exception of a late Report on Form 3 filed by Mr. Michael Foreman with respect to the securities acquired by him as result of the OBI Merger.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth the shares of Common Stock, beneficially owned as of March 1, 2001 by (i) each director and nominee, (ii) each person known to Citadel to be the beneficial owner of more than 5% of the Common Stock, and (iii) all directors and executive officers as a group. Except as noted, the indicated beneficial owner of the shares has sole voting power and sole investment power.

                                            Amount and Nature of Beneficial
                                                     Ownership(8)
                                        ---------------------------------------
                                         Class A Non-Voting    Class B Voting
                                        -------------------- ------------------
                                                             Number
    Name and Address                    Number of Percentage   of    Percentage
    of Beneficial Owner                  Shares    of Stock  Shares   of Stock
    -------------------                 --------- ---------- ------- ----------
James J. Cotter(1)(2).................. 3,879,056   36.85%   981,064   37.12%
S. Craig Tompkins(1)(3)................    16,000     *          --      --
William C. Soady(1)(4).................    20,000     *          --      --
Alfred Villasenor(1)(4)................    20,000     *          --      --
William Loeffler(1)(4).................    20,000     *          --      --

Craig Corporation(1)................... 2,567,823   32.27%   653,256   32.83%

Reading Holdings Inc.(1)............... 1,690,938   21.25%   422,735   21.25%
 (a wholly-owned subsidiary of REI)

Michael Forman(5)...................... 1,311,233   16.48%   327,808   16.48%
 120 North Robertson Blvd.
 Los Angeles, CA 90048

Private Management Group(6)............   528,000    6.63%   117,700    5.61%
 20 Corporate Park, Suite 400
 Irvine, CA 92606

All directors and Executive Officers
 as a Group (7 persons)................ 3,976,056   37.43%   981,064   37.12%

(1) 550 South Hope Street, Suite 1825, Los Angeles, California 90071.
(2) Mr. Cotter is the Chairman of Craig Corp and REI, and the principal stockholder of Craig Corp. Craig Corp currently owns approximately 78% of the voting power of the outstanding capital stock of REI. Craig Corp owns 876,885 shares of CHC Class A Common Stock and 422,734 shares of CHC class B Common Stock. These securities have been listed as beneficially owned by Mr. Cotter, Craig Corp, and REI. In addition, Mr. Cotter directly owns 1,311,233 shares of CHC Class A Common Stock and 327,808 shares of CHC Class B Common Stock. Mr. Cotter disclaims beneficial ownership of all CHC securities owned by Craig Corp and or Reading. Mr. Cotter is the beneficial owner of 2,385,142 shares of Craig Corp Common Stock and 2,021,702 shares of Craig Corp Class A Common Preference Stock, including 594,940 shares of Craig Corp Common Stock which may be acquired through the exercise of stock options. Mr. Cotter is also considered the beneficial owner of 617,438 shares of Craig Corp Common Stock and 720,838 shares of Craig Corp Class A Common Preference Stock owned by Hecco Ventures, a general partnership ("HV"). Mr. Cotter has voting and investment power with respect to these shares. Mr. Cotter is also the direct beneficial owner of 353,753 shares of REI Common Stock, consisting of 6,000 shares held in a profit sharing plan and 347,732 shares issuable upon the exercise of outstanding options which may be acquired through the exercise of stock options.

(3) Includes 16,000 shares of Class A Nonvoting Common Stock which may be acquired through the exercise of stock options. Mr. Tompkins is also the beneficial owner of 2,000 shares of Craig Corp Class A Common Preference Stock held in various retirement accounts for the benefit of Mr. Tompkins and his wife, and 35,000 shares of Craig Corp Class A Common Preference which may be acquired through the exercise of stock options. Mr. Tompkins and his wife each own 200 shares of REI Common Stock in IRA accounts, and 500 shares of REI Common Stock are held in a trust for one of Mr. Tompkins' minor child. Mr. Tompkins disclaims ownership of the shares held by his wife's IRA account and his child's trust. Mr. Tompkins also holds options for 15,000 shares of REI Common Stock which may be exercised.

(4) Includes 20,000 shares of Class A Nonvoting Common Stock for each of the directors which may be acquired through the exercise of stock options.

(5) Based on Form 3 filed October 10, 2000.

(6) Based on Schedule 13-G filed February 5, 2001. Beneficial ownership is based on 7,958,379 shares of Class A Nonvoting and 1,989,585 shares of Class B Voting Citadel Common Stock outstanding as of December 31, 2000, plus all options exercisable within 60 days of year-end for such persons holding such options. Shares exercisable within 60 days of year-end is deemed outstanding for the person holding such options but not deemed outstanding for computing the percentage ownership of any other persons.

(7) Beneficial ownership is based on 7,958,379 shares of Class A Voting and 1,989,585 shares of Class B Voting Citadel Common Stock outstanding as of December 31, 2000, plus all options exercisable within 60 days of year-end for such persons holding such options. Shares exercisable within 60 days of year-end is deemed outstanding for the person holding such options but not deemed outstanding for computing the percentage ownership of any other persons.

* Represents less than one percent of the outstanding shares of Citadel Class A Nonvoting and Class B Voting Common Stock, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 General

   Craig, Citadel and Reading are operated as part of a group of commonly controlled companies referred to elsewhere in the Report on Form 10K as the "Craig Group of Companies." Reading is currently principally engaged in two lines of business (1) the development, ownership and operation of multiplex cinemas in Australia, New Zealand and Puerto Rico, and (2) the development, ownership and operation of cinema based entertainment centers and other real estate development activities in Australia and New Zealand. Citadel is likewise currently principally engaged in two lines of business (1) the development, ownership and operation of multiplex cinemas (focusing primarily on the art and upper-end film market) and "Off Broadway" style live theaters in the United States and (2) the ownership and operation of rental real estate. Craig Corp is principally in the business of owning interests in and providing management services to Reading and Citadel.

   Mr. James J. Cotter, the Chairman of the Board and Chief Executive Officer of each of Craig Corp, CHC and REI, owns or otherwise has voting control over each of the companies in the group. Specifically, Mr. Cotter owns or otherwise controls securities representing more than 50% of the voting power of Craig Corp, which in turn owns securities representing more than 50% of the voting power of REI. Mr. Cotter, together with Craig Corp and REI own securities representing 49.3% of the voting power of CHC.

   In part due to this overlapping ownership and control, there have been in the past a significant number of related party transactions between the members of the Craig Group of Companies, and their various affiliates.

   In part to address these related party transactions, management, with the support of Mr. Cotter, has proposed that Craig Corp, CHC and REI be consolidated in a transaction where the holders of all of the outstanding securities of Craig Corp and REI, including Mr. Cotter, would receive shares of CHC Class A Non-Voting Common Stock. That stock is currently listed for trading on the American Stock Exchange under the symbol CDL.A. One result of such a consolidation transaction would be a reduction in Mr. Cotter's voting control of CHC from slightly under 50% to slightly under 25%. This would be due to the fact that all of the CHC Class B Voting Common Stock held by Craig and Reading after such a consolidation transaction would become, in essence, non-voting treasury shares. The consolidation transaction has been delegated by the Boards of Directors of Craig Corp. CHC and REI, to their respective Conflicts Committees for further consideration.

Overlapping Management

   Prior to 2000, the members of the Craig Group of Companies allocated certain overhead expenses and provided various management services to one another pursuant to various cost sharing and consulting arrangements. During 2000, Reading moved its executive offices from Philadelphia to Los Angeles, and the members of the Craig Group of Companies reorganized and consolidated their general and administrative staffs under Craig. Consequently, substantially all of the general and administrative employees of the Craig Group of Companies are now employed directly by Craig Corp, and receive all of their health, medical, retirement and other benefits from Craig Corp. The general and administrative expense of the Craig Group of Companies is then periodically allocated, subject to the review and approval of the Conflicts Committees of Craig Corp, CHC and REI, in accordance with the amount of time spent by these employees providing services for the respective member of the group.

   At the present time, Mr. James J. Cotter is the Chairman of the Board and Chief Executive Officer of Craig Corp., CHC and REI. Mr. S. Craig Tompkins is the President and a Director of Craig Corp. and the Vice Chairman of the Board and Corporate Secretary of CHC and REI. Mr. Robert Smerling is the President and a Director of REI and the President of Citadel Cinemas, Inc. Mr. Andrzej Matyczynski is the Chief Financial Officer and Treasurer of Craig Corp., CHC and REI and Chief Administrative Officer of REI. Mr. Robert Loeffler is a director and a member of the Audit Committees of Craig Corp., CHC and REI.

Certain Transactions Between the Members of the Craig Group of Companies, and their Affiliates

Certain Entertainment Property Transactions

   In 1999, Reading determined that, in view of its limited capital resources and the size and scope of its investments and commitments in Australia and New Zealand, it should focus on its overseas activities and dispose of its domestic entertainment assets. During this same period, Citadel was searching for hard asset investment opportunities in which to invest its cash ($21,440,000 at June 30, 1999).

   In the summer of that year, management began conversations with NAC, about a potential transaction in which NAC would acquire, in partnership with Citadel, all of the domestic cinema assets of Reading, including Reading's rights to acquire the Manhattan based City Cinemas chain. In April 2000 Reading conveyed a 50% membership interest in AFC to NAC in consideration of the issuance to it of certain securities and granted to NAC, in consideration of the payment by NAC to Reading of an option fee of $500,000, an option to acquire the remainder of Readings domestic cinema assets. That option was subject to the right of Citadel to participate as a 50/50 partner with NAC in those assets, if Citadel were to so elect. Ultimately, NAC determined not to exercise that option, and determined instead to invest in a developmental "dot.com" company. Reading has resold to NAC the securities it received in consideration of the transfer of the 50% membership interest in AFC for gross proceeds of approximately $14,702,000.

   During this same period, Citadel determined to proceed with the acquisition from Reading of the remainder of Reading's domestic entertainment assets. During 2000 and the first quarter of 2001, Reading conveyed to Citadel the following domestic entertainment assets:

   1. The City Cinemas and OBI Transactions In December, 1998 Reading entered into an agreement (the "Sutton Agreement") with Messrs. James J. Cotter and Michael Forman and certain of their affiliates (collectively referred to here in as "Sutton") to acquire the City Cinemas chain (the "City Cinemas Transaction") and OBI (now Liberty Theaters)(the "OBI Merger"). In 2000, Reading assigned that agreement to Citadel, and Citadel reimbursed to Reading the $1,000,000 deposit Reading had made to Sutton under the Sutton Agreement. In September 2000, Citadel closed the City Cinemas Transaction and the OBI Merger. That transaction is described in detail elsewhere in this Report. Basically, Citadel leased from Sutton, under a ten-year operating lease, four cinemas, obtained certain management rights with respect to an additional six cinemas, and purchased City Cinemas' 16.7% membership interest in AFC. Citadel also obtained an option, exercisable in ten years, to purchase the assets subject to the lease, including two fee interests, for $48,000,000, and committed to lending Sutton up to $28,000,000 in 2007. Citadel also merged with OBI, issuing CHC common stock for all of the outstanding shares of OBI. The OBI stock was valued at $10,000,000 in the transaction. As a result of the City Cinemas Transaction, the management of NY Angelika, and two other domestic cinemas owned by Reading, was transferred from City Cinemas to Citadel.

   2. The Domestic Cinema Transactions In September, 2000, Citadel also acquired from Reading the rights to the Angelika Film Center & Cafe project in Dallas, Texas--an eight screen Angelika style cinema currently under construction and slated for opening in Summer, 2001 (the "Angelika Dallas"). That transaction is described in detail elsewhere in this Report. Basically, Citadel reimbursed to Reading its costs in the development, and assumed Reading's obligations under the lease. Reading, in turn, assigned to Citadel its interest in the lease and committed to reimburse to Citadel a portion of its investment in the Angelika Dallas if Citadel did not achieve at least a 20% return on equity during the second year of operation of the cinema. In March 2001, Reading sold the remainder of its domestic cinema assets (other than its residual 33.3% membership interest in AFC) to Citadel in consideration of the issuance by Citadel of a two year purchase money promissory note in the amount of $1,706,000.

   3. The Royal George Theatre Complex Transaction In March 1999, Reading acquired the Royal George Theatre Complex for approximately $3,000,000. The Royal George was acquired in a newly formed limited liability company ("RGT"). In June 2000, Citadel lent to RGT, at an interest rate of 10.0% per annum, the funds needed to retire the purchase money note issued by RGT to purchase the theater. In September, 2000 Citadel acquired RGT from Reading at approximately the same price as was paid by Reading for that complex in March 1999.

   4. Management of Live Theater Assets Prior to the OBI Merger, the live theater assets of OBI and the Royal George Theatre Complex were booked and managed by Union Square Management, Inc., a third party theatre management company. Ms. Margaret Cotter, the daughter of James J. Cotter, was at that time the Senior Vice President of that company. In 1998, Craig Corp guaranteed a $100,000 bank loan to Mr. Alan Schuster, the principal stockholder and President of Union Square Management. Following the closing of the OBI Merger, OBI was renamed Liberty Theaters, Inc. Citadel's live theaters are now booked and managed by Off Broadway Investments LLC ("OBI Management"), a company wholly owned by Margaret Cotter. Ms. Cotter is the President of that company, and of Liberty Theaters but receives no compensation for her service as the President of Liberty Theaters other than the compensation paid to OBI management. OBI has been retained on an at-will basis, on substantially the same terms as Union Square Management, pending negotiation of a definitive agreement and the approval of these agreements by the CHC Conflicts Committee. OBI Management is a separate company and is not related to the OBI acquired by Citadel in the OBI Merger and renamed Liberty Theaters.

   5. Investment in Plays From time to time the members of the Craig Group of Companies, and Mr. Cotter and the other members of management, are afforded the opportunity to invest in the plays that play or may play in the live theatres owned by Citadel. These investments are monitored by Mr. Cotter, and periodically reported to the Conflicts Committee of CHC.

 Certain Agricultural Transactions

   The Craig Group of Companies collectively own approximately 40% of the equity interest in three partnerships (the "Agricultural Partnerships") formed in 1997 to purchase approximately 1,600 acres of agricultural land in Southern California commonly know as the "Big 4 Ranch." The property is principally improved with mature citrus groves. The transaction was originated and negotiated by Citadel. However, in order to satisfy certain federal laws relating to access to federal water supplies, ownership of the Big 4 Ranch was taken in the Agricultural Partnerships which are owned 40% by Citadel, 40% by Big 4 Ranch, Inc. ("BRI") and 20% by Visalia LLC ("Visalia").

   Visalia is owned 1% by James J. Cotter with the balance being held by certain members of his family and Cecelia Packing ("Cecelia") a company wholly owned by Mr. Cotter. The outside Directors of CHC felt that it was important that Mr. Cotter acquire an equity interest in the Agricultural Partnerships, since Citadel was relying principally upon his expertise and experience in making and providing executive supervision of the investment.

   BRI was initially a wholly owned subsidiary of CHC, and was spun off to the stockholders of CHC immediately prior to the acquisition by the Agricultural Partnerships of Big 4 Ranch. Accordingly, Craig and Reading received their interests in BRI initially as a result of that spin-off. Thereafter, Craig increased its holdings in BRI through the purchase of additional BRI shares in privately negotiated transactions. Craig and Reading own their interests in the Agricultural Partnerships indirectly through their ownership of CHC and BRI shares. Craig and Reading currently control BRI, owning 49% of the voting power of that company. In addition, Cecelia and a trust for the benefit of one of Mr. Tompkins's children own an additional 3.2% of BRI. Historically, the officers and directors of Craig Corp. have served as the officers and directors of BRI.

   The Big 4 Ranch is farmed by Big 4 Ranch Farming, LLC ("Farming"), which is owned 80% by Citadel and 20% by Visalia. Farming is reimbursed for all of its out-of-pocket costs by the Agricultural Partnerships, plus a fee equal to 5% of the gross revenues of the Agricultural Partnerships, after deducting the expenses of picking, packing and hauling. Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Farming is reimbursed for this expense from the Agricultural Partnerships. Cecelia also packs fruit for the Agricultural Partnerships, and was paid $72,000 per annum for 1998, 1999, and 2000, respectively. The Craig Group of Companies provide various administrative services for the Agricultural Partnerships and BRI, for which they receive no compensation.

   Due to a variety of factors, principally bad weather and market conditions, the Agricultural Partnerships have lost in excess of 100% of their equity, and are being funded by loans from Citadel and Visalia. At the present time, it is the intent of the Craig Group of Companies that the Agricultural Partnerships limit their activities to those that can be covered by the cash flow from their operations. To date, Citadel and Visalia have lent $4,840,000 and $820,000 respectively to the Agricultural Partnerships, and, in addition, have guaranteed (on an 80/20 basis) certain equipment leases entered into by the Agricultural Partnerships. Since December 1998, when the Agricultural Partnerships crop was wiped out by a freeze, Citadel and Visalia have been funding the Agricultural Partnerships on an 80/20 basis. BRI, which had no assets other than its original interest in the Agricultural Partnerships and a limited amount of cash, has not had the capital resources to contribute to the ongoing funding of the Agricultural Partnerships.

Certain Family Relationships

   Mr. Cotter, the controlling stockholder of the Craig Group of Companies, has advised that he considers his holdings in Craig Corp. and CHC to be long-term investments to be passed to his heirs. The Directors of Craig Corp., CHC and REI believe that it is in the best interests of these companies, and their respective stockholders, for Mr. Cotter's heirs to become experienced in the operations and affairs of the members of the Craig Group of Companies. Accordingly, Ms. Margaret Cotter is a member of the Board of Directors of Craig. Corp. and BRI and the President of Liberty Theaters. Ms. M Cotter has also served as an officer of Cecelia and Union Square Management, Inc., and is the owner and President of OBI Management. Ms. Ellen Cotter is the Vice President--Business Affairs of Craig Corp., REI and of Citadel's cinema subsidiary. Ms. Ellen Cotter and Ms. Margaret Cotter have direct or indirect ownership interest in Visalia and Hecco Ventures. Mr. James J. Cotter, Jr. is a director of Gish Biomedical Inc., a company that is owned approximately 16.3% by Citadel. Ms. M. Cotter and Ms. E. Cotter are each graduates of the Georgetown Law Center and were in public and private practice, respectively, prior to becoming involved with the Craig Group of Companies. Mr. J. Cotter Jr. is a graduate of the Brown University, and obtained his law and tax degrees from the New York University. Mr. Cotter is currently in the private practice of law with the firm of Winston & Strawn, in Manhattan.

Certain Miscellaneous Transactions:

   Reading has loaned to Mr. Smerling $105,000 pursuant to a non-interest bearing demand loan.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements

                              Description                               Pg. No
                              -----------                               ------
Independent Auditors Report............................................   30
Consolidated Balance Sheets as of December 31, 2000 and 1999...........   31
Consolidated Statements of Operations for Each of the Three Years in
 the Period Ended December 31, 2000....................................   32
Consolidated Statements of Stockholders' Equity for Each of the Three
 Years in the Period Ended December 31, 2000...........................   33
Consolidated Statements of Cash Flows for Each of the Three Years in
 the Period Ended December 31, 2000....................................   34
Notes to Consolidated Financial Statements.............................   35

   All schedules other than those listed above are omitted because they are not applicable, not required, or the information required to be set forth herein is included in the financial statements or the notes thereto.

    (a)(2) Financial Statement Schedule

Financial Statement Schedule III -- Real Estate and Accumulated
 Depreciation..........................................................   57

    (b) Reports on Form 8-K

      Form 8-K dated September 19, 2000, reporting (1) the acquisition via merger of the Off Broadway Investments, Inc., and (2) the series of transactions referred to in the Proxy Statement as the "Sutton Hill Transactions", was filed with the Securities and Exchange Commission on October 5, 2000 and incorporated herein by reference.

    (c) Exhibits (Items denoted by * represent management or compensatory contract)

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

10.36 Promissory note dated December 20, 1999 between Citadel Holding Corporation and Nationwide Life Insurance 3 (filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.37* Employment Agreement between Citadel Holding Corporation and Andrzej
       Matyczynski (filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.38 Citadel 1999 Employee Stock Option Plan (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.39 Amendment and Plan of Merger By and Among Citadel Holding Corporation and Off-Broadway Theatres, Inc. (filed as Exhibit A to the Company's Proxy Statement and incorporated herein by reference).

21     Subsidiaries of the Company (filed herewith)

23     Consent of Independent Auditors (filed herewith)

*These exhibits constitute the executive compensation plans and arrangements of the Company.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CITADEL HOLDING CORPORATION
                                          (Registrant)

Date: April 12, 2001                              /s/ Andrzej Matyczynski
                                          By: _________________________________
                                                    Andrzej Matyczynski
                                                Chief Financial Officer and
                                                         Treasurer

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

            Signature                            Title                     Date
            ---------                            -----                     ----

       /s/ James J. Cotter         Chairman of the Board and          April 12, 2001
_________________________________  Director and Chief Executive
         James J. Cotter           Officer


      /s/ S. Craig Tompkins        Director, Secretary                April 12, 2001
_________________________________
        S. Craig Tompkins

      /s/ William C. Soady         Director                           April 12, 2001
_________________________________
        William C. Soady

   /s/ Alfred Villasenor, Jr.      Director                           April 12, 2001
_________________________________
     Alfred Villasenor, Jr.