Form 10-Q
period 2001-03-31
CITADEL HOLDING CORP
filed 2001-05-15
CIK 716634

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      __________________________________

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ___________

                         Commission file number 1-8625

                          CITADEL HOLDING CORPORATION
            (Exact name of Registrant as specified in its charter)

                       NEVADA                                               95-3885184
(State or other jurisdiction of incorporation or              (IRS Employer Identification No.)
                   organization)

               550 South Hope Street                                            90071
            Suite 1825, Los Angeles  CA                                      (Zip Code)
      (Address of principal executive offices)

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 7, 2001, there were 7,958,379 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,989,585 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                             Page
                                                                                             ----
PART I.   Financial Information
------
Item 1.   Financial Statements
              Consolidated Balance Sheets
               as of March 31, 2001 (Unaudited) and December 31, 2000....................      1

              Consolidated Statements of Operations (Unaudited)
               for the Three Months Ended March 31, 2001 and 2000 .......................      3

              Consolidated Statements of Cash Flows (Unaudited)
               for the Three Months Ended March 31, 2001 and 2000 .......................      4

              Notes to Consolidated Financial Statements (Unaudited).....................      5

Item 2.       Management's Discussion and Analysis
               of Financial Condition and Results of Operations..........................      17

PART II.      Other Information
--------

Item 1.       Legal Proceedings.......................................................        21

Item 2.       Changes in Securities...................................................        21

Item 3.       Defaults Upon Senior Securities.........................................        21

Item 4.       Submission of Matters to a Vote of Security Holders.....................        21

Item 5.       Other Information.......................................................        21

Item 6.       Exhibits and Reports on Form 8-K........................................        21

              Signatures.............................................................         22

                        PART I - Financial Information
                        ------------------------------

Item 1 - Financial Statements

Citadel Holding Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)




                                                           March 31,       December 31,
                                                              2001             2000
                                                         (Unaudited)
---------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents (Note 1)                          $ 8,078             $16,010
Trade receivable (Note 1)                                       409                 867
Receivable from affiliates (Note 11)                          1,499                 563
Inventory (Note 1)                                               55                  30
Investment in Gish Biomedical, Inc. (Note 1)                    876                 493
Deferred tax asset, net                                       1,412               1,568
---------------------------------------------------------------------------------------


        Total current assets                                 12,329              19,531

Rental property, net (Note 2)                                 8,924               9,029
Property and equipment, net (Note 2)                         20,235              10,791
Investment in shareholder affiliate (Note 3)                  7,000               7,000
Investment in Angelika Film Center LLC                        3,312               3,237
Equity investment in and advances for the benefit of the
  Agricultural Partnerships (Note 4)                             --                  --
Capitalized leasing costs, net (Note 1)                         778                 811
Intangible assets, net (Note 1)                              10,625              10,847
Other assets                                                  1,917               2,676
---------------------------------------------------------------------------------------
        Total assets                                        $65,120             $63,922
---------------------------------------------------------------------------------------




          See accompanying notes to consolidated financial statements.

Citadel Holding Corporation and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)


                                                         March 31,
                                                           2001            December 31,
                                                       (Unaudited)            2000
--------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities                 $  4,195             $  5,852
Accrued taxes                                               2,181                2,181
Deferred revenue                                              530                  585
Notes and lease payable - current (Note 5)                    319                  151
--------------------------------------------------------------------------------------


        Total current liabilities                           7,225                8,769

Note payable - noncurrent (Note 5)                         11,158               10,721
Note payable to Sutton Hill Associates (Note 5)             4,500                4,500
Note payable to Reading (Note 5)                            1,706                   --
Straight-line rent liability                                  908                   --
Other liabilities                                           1,079                  750
Minority interest in consolidated affiliates                   61                   54
--------------------------------------------------------------------------------------


        Total liabilities                                  26,637               24,794
--------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $0.01, 20,000,000 shares
 authorized, none outstanding0                                 --                   --
Class A Nonvoting Common Stock, par value $0.01,
 100,000,000 shares authorized, 7,958,379 issued
 and outstanding                                               80                   80
Class B Voting Common Stock, par value $0.01,
 20,000,000 shares authorized, 1,989,585 issued
 and outstanding                                               20                   20
Additional paid-in capital                                 69,571               69,571
Accumulated deficit                                       (28,858)             (27,986)
Accumulated other comprehensive loss (Note 10)               (332)                (559)
Note receivable from stockholder                           (1,998)              (1,998)
--------------------------------------------------------------------------------------
    Total stockholders' equity                             38,483               39,128
--------------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $ 65,120             $ 63,922
--------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

Citadel Holding Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

                                                             Three Months Ended
                                                                  March 31,
                                                              -----------------

                                                                2001      2000
-------------------------------------------------------------------------------
Revenues
   Theater                                                    $3,926      $  --
   Real estate                                                   676        563
   Farm management fee                                            35          4
   Consulting income from shareholder                             --         35
-------------------------------------------------------------------------------
                                                               4,637        602
-------------------------------------------------------------------------------
Operating costs and expenses
   Theater                                                     2,717         --
   Real estate                                                   256        149
   Depreciation and amortization                                 484         74
   General and administrative                                  1,951        231
-------------------------------------------------------------------------------
                                                               5,408        454
-------------------------------------------------------------------------------

Operating (loss) income                                         (771)       148

Non-operating expense (income)
  Loss from investment in and advances for the benefit of the
  Agricultural Partnerships (Note 4)                             218        100
  Equity in earnings of Angelika                                 (76)        --
  Dividends on Reading preferred stock (Note 3)                 (114)      (114)
  Interest income                                               (139)      (350)
  Interest income from shareholder                               (66)       (44)
  Interest expense                                               222        225
-------------------------------------------------------------------------------
(Loss) earnings before income taxes and minority interest       (816)       331
Income tax expense (Note 6)                                       49         99
-------------------------------------------------------------------------------
(Loss) earnings before minority interest                        (865)       232
Minority interest                                                  7          1
-------------------------------------------------------------------------------
Net (loss) earnings                                            $(872)      $231
-------------------------------------------------------------------------------
Basic (loss) earnings per share (Note 1)                      $(0.09)     $0.03
Weighted average number of shares outstanding              9,947,964  6,669,882

Diluted (loss) earnings per share (Note 1)                    $(0.09)     $0.03
Diluted weighted average number of shares outstanding      9,947,964  6,669,882
--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

Citadel Holding Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                         ----------------------------------

                                                                              2001                    2000
----------------------------------------------------------------------------------------------------------
Operating Activities
    Net (loss) earnings                                                    $  (872)                $   231
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Equity loss from and provision on advances to the                          257                     127
      Agricultural Partnerships
    Depreciation and amortization                                              484                      74
    Other, net                                                                 (22)                     39
    Minority interest                                                            7                       1
    Changes in assets and liabilities:
        (Increase) decrease in receivables                                    (478)                    (26)
        Decrease (increase) in other assets                                    734                      17
        Increase (decrease) in liabilities                                     127                      44
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      237                     507
----------------------------------------------------------------------------------------------------------
Investing activities
   Equity in the earnings of the Angelika Film Center LLC                      (76)                     --
   Purchase of National Auto Credit, Inc. ("NAC") securities                    --                    (729)
   Purchase of Union Square building                                        (7,751)                     --
   Purchase of domestic cinema properties                                   (1,706)                     --
   Purchase of equipment                                                      (119)                     --
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (9,652)                   (729)
----------------------------------------------------------------------------------------------------------
Financing activities
   Proceeds from borrowings                                                  1,706                      --
   Repayment of long-term borrowings                                           (37)                    (23)
   Advances to Agricultural Partnerships                                      (186)                   (353)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                          1,483                    (376)
----------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                       (7,932)                   (598)
Cash and cash equivalents at beginning of period                            16,010                  24,732
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $ 8,078                 $24,134
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures
Interest paid                                                              $   315                 $   150
Income taxes paid                                                          $   117                 $   190


          See accompanying notes to consolidated financial statements.

Citadel Holding Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2001

-------------------------------------------------------------------------------

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

     The Company owns, through its interest in three general partnerships (the "Agricultural Partnerships"), a 40% interest in approximately 1,600 acres of agricultural land and related improvements, located in Kern County, California, commonly known as the Big 4 Ranch. The other two partners in the Agricultural Partnerships are Visalia LLC ("Visalia," a limited liability company owned, directly or indirectly by Mr. James J. Cotter, the Chairman of the Board of the Company, and by certain members of his family) which has a 20% interest, and Big 4 Ranch, Inc., a publicly held corporation, which has the remaining 40% interest. The Company accounts for its 40% investment in the Agricultural Partnerships utilizing the equity method of accounting (see Note 4).

     In October 1996, the Company contributed cash in the amount of $7,000,000 to Reading Entertainment, Inc. ("REI" and collectively, with its corporate predecessors and consolidated affiliates, "Reading") in exchange for 70,000 shares of REI Series A Voting Cumulative Convertible Preferred Stock ("REI Preferred Stock") and a now expired option to transfer all, or substantially all of its assets, subject to certain limitations, to REI for REI Common Stock. The Company accounts for its investment in REI at cost (see Note 3).

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the entire year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000 and for the year then ended.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at March 31, 2001 and at December 31, 2000 are approximately $6,804,000 and $13,528,000, respectively, of funds being held in institutional money market mutual funds.

Trade Receivables

     The Company's accounts receivable is comprised primarily of credit card receivables. Theater ticket sales charged on customer credit cards are collected upon processing of the credit card transactions. The Company has no history of bad debt losses and believes its receivables to be fully collectible.

Inventory

     Inventory is comprised of confection goods used in theater operations and is stated at the lower of cost (first-in, first-out method) or net realizable value.

Available-for-Sale Securities

     In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the securities holding in Gish Biomedical, Inc. ("Gish") is recorded at its fair value at each reporting date, and is classified as available-for-sale. Accordingly, any unrealized gains/losses, net of tax, are reported as a separate component of shareholders' equity.

Intangible Assets

     The Company's intangible assets consist of (1) $5,142,000 of goodwill arising from the OBI purchase less approximately $143,000 of accumulated amortization, (2) $422,000 of capitalized acquisition costs relating to the OBI less approximately $11,000 in accumulated amortization, and (3) $5,000,000 in option fee and $521,000 in acquisition costs relating to City Cinemas less approximately $306,000 in related accumulated amortization. The Company amortizes its capitalized acquisition costs, goodwill and option fee over 10 to 20 years, and amortizes its capitalized leasing costs over the term of the underlying tenant lease.

Capitalized Leasing Costs

     The Company's capitalized leasing costs of $778,000 are reported net of approximately $556,000 of related amortization.

Depreciation and Amortization

     Depreciation and amortization is generally provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are generally as follows:

     Building and building improvements  39 years
     Leasehold improvement               Shorter of the life of the lease or
                                         useful life
     Farming equipment                   3 - 10 years
     Theater equipment                   5 - 7 years
     Furniture and fixtures              5 years

Deferred Financing Costs

     Costs incurred in connection with obtaining financing are amortized over the terms of the respective loans on a straight-line basis. The financing costs, net of accumulated amortization of approximately $38,000 and $31,000, were approximately $252,000 and $259,000 at March 31, 2001 and December 31, 2000, respectively, and were included in "Other assets" in the Consolidated Balance Sheet.

Basic and Diluted Earnings per Share

     Basic earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average shares outstanding during the period. The weighted average number of shares outstanding for the three months ended March 31, 2001 and 2000 were 9,947,964 and 6,669,882, respectively.

     Diluted earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Options to purchase 155,000 shares of Class A common stock were outstanding at March 31, 2001, at a weighted average exercise price of $2.76 per share (see Note 8). Options to purchase an average of 92,000 and 23,000 shares of the Class A and Class B common stock were outstanding during the three months ended March 31, 2000. At March 31, 2001, the stock options were not considered dilutive as the exercise price of these options was greater than the market price. Also, during the three months ended March 31, 2001, the Company recorded a net loss and therefore, the effect of these stock options would have been anti-dilutive. Accordingly, the diluted earnings per share for the three months ended March 31, 2001 were calculated using 9,447,964, the weighted average number of shares outstanding for the three months ended March 31, 2001.

Use of Estimates

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

Reclassifications

     Certain amounts in previously issued financial statements have been reclassified to conform to the 2001 financial statement presentation.


Note 2 - Rental Property and Property and Equipment

     The table below sets forth the Company's investment in rental property and property and equipment as of the dates indicated.

                                                    March 31,        December 31,
                                                      2001               2000
        -------------------------------------------------------------------------
                                                      (dollars in thousands)
        Rental Property
        Land                                          $ 2,951             $ 2,951
        Building and improvements                       7,100               7,099
        -------------------------------------------------------------------------
                                                       10,051              10,050
        Less accumulated depreciation                  (1,127)             (1,021)
        -------------------------------------------------------------------------
        Rental property, net                          $ 8,924             $ 9,029
        -------------------------------------------------------------------------
        Property and Equipment
        Land                                          $ 9,464             $ 4,574
        Building                                        7,032               4,170
        Leasehold interest                              1,322               1,322
        Construction-in-progress                          737                 627
        Fixtures and equipment                          1,926                 212
        -------------------------------------------------------------------------
                                                       20,481              10,905
        Less accumulated depreciation                    (246)               (114)
        -------------------------------------------------------------------------
        Property and equipment, net                   $20,235             $10,791
        -------------------------------------------------------------------------

Rental Property

     At March 31, 2001 and December 31, 2000, the Company owned one rental property, an office building located in Glendale, California. This property does not house any of the Company's operations and is not a part of the Company's cinema exhibition or live theater businesses. The building's rental space was subject to long-term leases at each reporting date. Under the existing lease for a majority of the rental space, the Company is obligated to fund certain tenant improvements, amounting to approximately $1,985,000.
Through March 31, 2001, approximately $1,567,000 of the Company's commitment had been accrued.

Property and Equipment

     The Company purchased (1) four domestic cinema assets from Reading on March 8, 2001 for $1,706,000, and (2) the fee interest in the Union Square building on February 13, 2001 for $7,751,000.

     As a result of the series of acquisitions that took place during Fiscal 2000 and 2001, the Company (1) owns four live theaters, (2) has leasehold interests in eight cinemas, and (3) has one cinema that is currently being fitted out. The land, building and leasehold interests acquired were recorded at their fair values and the four domestic cinemas acquired from Reading were recorded at their purchase price which approximated Reading's book value for these assets.


Note 3 - Investment in Shareholder Affiliate

     At March 31, 2001 and December 31, 2000, the Company owned 70,000 shares of REI Preferred Stock. The REI Preferred Stock has (1) a liquidation preference of $100 per share, or $7,000,000 ("Stated Value"), (2) bears a cumulative dividend of 6.5%, payable quarterly, and (3) is convertible into shares of REI Common Stock at a conversion price of $11.50 per share. The closing price of REI common stock on March 31, 2001 was approximately $2.125 per share. REI may, at its option, redeem the REI Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the Stated Value (initially 108%, and decreasing 2% per annum until the percentage equals 100%). The Company has the right for a 90-day period beginning October 15, 2001, or in the event of a change of control of REI, to require REI to repurchase the REI Preferred Stock for an amount equal to its Stated Value plus accumulated dividends. In addition, if REI fails to pay dividends for four consecutive quarters, the Company has the option to require REI to repurchase the REI Preferred Stock at an amount equal to its Stated Value plus accumulated dividends.

     The Company accounts for its investment in REI at cost, and records as revenue dividends declared by REI on the REI Preferred Stock. For the three months ended March 31, 2001 and 2000, the Company recorded as revenue, dividends of $113,750 from its investment in REI Preferred Stock.

     As of March 31, 2001, the Company and Craig Corporation ("Craig"), a shareholder affiliate of the Company, owned securities of REI which afforded them an aggregate 83% voting interest in REI, of which Craig's holdings represented approximately 78% of the voting power of REI and the Company's holdings represented approximately 5% of such voting power. As of March 31, 2001, Reading owns 1,690,938 shares of the Company's Class A Nonvoting Common Stock and 422,734 shares of the Company's Class B Voting Common Stock, or approximately 21% of the Company's outstanding common stock, and Craig owns 876,885 shares of the Company's Class A Nonvoting Common Stock and 230,521 shares of Class B Voting Common Stock, or approximately 11% of the Company's outstanding common stock.

Note 4 - Equity Investment and Note Receivable from Agricultural Partnerships

       The Company has a 40% interest in the Agricultural Partnerships, which own a 1,600-acre citrus farm in California. In addition to its equity investment, the Company has provided a $3,250,000 line-of-credit ("Crop Financing Line") to the Agricultural Partnerships. Drawdowns under the Crop Financing Line, which matured on August 1, 2000, accrue interest at the Prime Rate plus 100 basis points, payable quarterly. The Company has extended the Crop Financing Line on a day-to-day basis pending its full review of its aggregate investments in and commitments to this business. During the three months ended March 31, 2001, Citadel and Visalia have advanced, directly and indirectly through Big 4 Farming LLC ("Farming") an additional $186,000 and $47,000 to the Agricultural Partnerships, respectively.

     In December 1998, the Agricultural Partnerships suffered a devastating freeze which resulted in a loss of its 1998-1999 crop and, as a result, the Agricultural Partnerships had no funds with which to repay the Crop Financing Line nor the funds necessary to cover its operating expenses. Big 4 Ranch, Inc., a 40% owner spun off by the Company in 1997 to its stockholders, likewise had no funds with which to make further contributions. Accordingly, the Company wrote off its equity investment in the Agricultural Partnerships in 1998, and together with Visalia, have funded the Agricultural Partnerships' expenses by on an 80/20 basis by granting loans, directly or indirectly, from Farming. In addition, the Company has guaranteed the obligations of the Agricultural Partnerships under certain equipment leases, up to $197,000.

     The Company is currently reviewing the situation, but will likely continue providing the financing required to harvest the 2000-2001 crop so long as Visalia continues to fund its 20% share of such amounts and as long as the Company believes that such funds can be recovered from the proceeds of such crop. The Agricultural Partnerships have stopped all capital improvements to their properties and are limiting cultural expenditure to bring them into alignment with anticipated crop revenues. The Agricultural Partnerships are also reviewing, among other things, the disposition of all or substantially all of their properties. However, it is not currently anticipated that the properties could be sold at any material premium to the debt owed to the holder of the first trust deeds on the properties.

     Farming, which is owned 80% by the Company and 20% by Visalia, provides farm operation services to the Agricultural Partnerships and is paid 5% of the gross agricultural receipts, less certain expenses and reimbursement of its costs. Farming also has a contract with Cecelia Packing Corporation ("Cecelia"), an entity owned by James J. Cotter, for certain consulting, purchasing and bookkeeping services, for which Cecelia receives a fee of $6,000 per month, plus reimbursement of certain out-of-pocket expenses. Cecelia also packs a portion of the fruit produced by the Agricultural Partnerships. For the three months ended March 31, 2001, Cecilia earned fees of $18,000 which had not yet been paid. Included astride the caption "Due to Citadel and Farming" in the condensed balance sheets of the Agricultural Partnerships which are set forth below, are $680,000 and $745,000 of expenses paid by Farming on behalf of the Agricultural Partnerships at March 31, 2001 and at December 31, 2000, respectively. The Visalia ownership of Farming is included in the Consolidated Balance Sheets at March 31, 2001 and December 31, 2000 as "Minority interest", in the amounts of $57,000 and $54,000, respectively. Visalia's portion of Farming's net earnings for the three months ended March 31, 2001 amounted to $7,000 and $1,000, respectively, and is included in the Consolidated Statements of Operations as "Minority interest".

     At March 31, 2001 and December 31, 2000, the Company had fully reserved for its net investment in and advances to the Agricultural Partnerships of $3,479,000 and $3,406,000, respectively, based upon the historically poor financial performance of the Agricultural Partnerships, the current negative cash flow being generated by the Agricultural Partnerships, the uncertain prospects for the current harvest, and uncertainty about the prospects for the Agricultural Partnerships to generate positive cash flow in the future. The reserve includes the advances under the Crop Financing Line, advances from Farming, and the Company's equity investment in the Agricultural Partnerships, adjusted for the Company's share of losses to date.

     The tables below set forth condensed financial information for the Agricultural Partnerships for the periods indicated.

                                                           March 31,    December 31,
Condensed Balance Sheets                                      2001          2000
-----------------------------------------------------------------------------------
Accounts receivable                                        $   542         $     53
Inventory (cultural costs)                                     758            1,168
Deferred loan costs                                             48               52
-----------------------------------------------------------------------------------
   Total assets                                            $ 6,527         $  6,579
-----------------------------------------------------------------------------------
Accounts payable and accrued expenses                          140         $    139
Due to Citadel and Farming                                   4,775            4,654
Loans payable                                                4,777            4,734
Partners' deficit                                           (3,165)          (2,948)
-----------------------------------------------------------------------------------
   Total liabilities and partners' deficit                 $ 6,527         $  6,579
-----------------------------------------------------------------------------------


                                                            Three Months Ended
                                                                 March 31,
Condensed Statement of Operations:                         2000           2000
----------------------------------------------------------------------------------
                                                          (dollars in thousands)
Revenue                                                  $ 1,788           $   8
Cost of sales                                              1,574               7
---------------------------------------------------------------------------------
Gross margin                                                 214               1
USDA grant revenue                                            --              67
General and administrative expenses                          106              97
Depreciation                                                 134             134
Interest expense                                             191             153
---------------------------------------------------------------------------------
   Net loss                                              $  (217)          $(316)
---------------------------------------------------------------------------------


Components of Citadel's share of net losses
----------------------------------------------
40% of net loss                                              (87)           (127)
Loan loss provision                                         (170)             --
Interest income                                               39              27
---------------------------------------------------------------------------------
Net loss from Agricultural Partnerships                  $  (218)          $(100)
---------------------------------------------------------------------------------

     Included in the "Loans Payable" above is the Prudential Purchase Money Loan in the amount of $4,050,000. The loan is secured by a lien on the property and certain other assets, has a ten-year maturity and accrues interest, payable quarterly, at a fixed rate of 7.7%. The Agricultural Partnerships have made the capital improvements required by December 31, 2000 of $500,000 but are required to make an additional $200,000 in improvements by December 31, 2001 in order to defer loan payments until January 1, 2002. The purchase money mortgage also imposes a prepayment penalty. As of March 31, 2001, the Agricultural Partnerships have made required capital expenditures for Fiscal 2000 and 2001 totaling approximately $558,000, and consisting primarily of new tree plantings and improvements to the irrigation systems.

     The general and administrative expenses of $106,000 and $97,000 for the three months ended March 31, 2001 and 2000, reflect reimbursement of expenses and fees paid to Big 4 Farming.


Note 5 - Notes Payable

Mortgage Note Payable

     On December 14, 1999, the Company entered into an $11,000,000, ten-year loan agreement with an institutional lender. The loan is secured with the deed of trust to a rental property and accrues interest at 8.18% per annum. Under the terms of the loan agreement, the Company began making monthly payments of approximately $86,200 per month starting February 2000, and any unpaid principal and accrued interest will become due in January 2010. The loan agreement contains various non-financial covenants regarding the use and maintenance of the property. At March 31, 2001, the Company was in compliance with each of the debt covenants and payments were current.

Note Payable to Sutton Hill Associates

     On September 1, 2000, the Company issued a term note in the amount of $4,500,000 bearing 8.25% interest to SHC, an entity owned by Michael Forman and James Cotter in exchange for a 1/6th interest in the AFC and certain rights and interests comprising the City Cinemas cinema chain. The principal plus any unpaid interest is payable in July 2002.

Note Payable to Reading

     On February 13, 2001, the Company purchased four domestic cinemas from its affiliate, Reading, and in exchange, issued a two year promissory note in the amount of $1,706,000 bearing 8.0% interest, payable quarterly in arrears. The principal plus any unpaid interest is payable in March 2003.


Note 6 - Taxes on Income
------------------------

     The income tax expense for the three months ended March 31, 2001 amounted to $49,000 and $99,000, respectively, representing a provision for estimated federal and state taxes.

Note 7 - Common Stock

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of the Company's treasury common stock at an exercise price of $3.00 per share, or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note ("Craig Secured Note") in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock owned by Craig. The Craig Secured
Note is included in the Balance Sheet as a contra equity account under the caption "Note receivable from shareholder" at March 31, 2001 and December 31, 2000. Interest is payable quarterly in arrears at the Prime Rate (amounting to 8.0% at March 31, 2001). Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following the Company's written demand for payment. Interest income from the Craig secured Note amounted to approximately $43,000 and $44,000 for the three months ended March 31, 2001 and 2000. The Craig Secured Note may be prepaid, in whole or in part, at any time by Craig without penalty or premium.

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


Note 8 - Employee Stock Option Plans

   Pursuant to the Citadel Holding Corporation 1996 Nonemployee Director Stock Option Plan effective October 1996 ("1996 Stock Option Plan"), each director of the Company who is not an employee or officer of the Company was granted, upon being named a director of Citadel, immediately vested options to purchase a total of 10,000 shares of Citadel Common Stock at an exercise price as defined in the 1996 Stock Option Plan. The 1996 Plan has been amended to provide that no further options can be granted under the 1996 Plan and as such, there are no options outstanding under the 1996 Plan. As a result of the restructure of the Company's capital stock into two classes on January 4, 2000, these options issued under the 1996 Plan have automatically converted into options to acquire 8,000 and 2,000 shares, respectively, of the Non-Voting and Voting Common Stock.

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

     On April 13, 2000, the Stock Option Committee granted each of the Citadel directors, other than Messrs. Cotter and Tompkins, options to acquire 20,000 shares of the Class A Nonvoting Common Stock. In addition, certain officers of the Company, including Mr. Tompkins, were granted options to acquire shares of Class A Non-Voting Common Stock. The options granted on April 13, 2000 total 155,000 option shares. At March 31, 2001, there were 96,500 shares of Class A Nonvoting Common Stock that had vested. All stock options granted on April 13, 2000 have an exercise price of $2.76 per share which was determined as the average stock trading price for the ten days immediately preceding the issuance date.


Note 9 - Business Segments

     The table below sets forth certain information concerning the Company's theater, rental real estate, and agricultural operations for the three months ended March 31, 2001 and 2000.

2001                              Cinema/Live         Rental
                                    Theater         Real Estate   Agricultural      Corporate    Consolidated
-------------------------------------------------------------------------------------------------------------------------
Revenues                            $3,926             $676            $  35          $    --       $4,637
Earnings (loss) before taxes           373              420             (183)          (1,426)        (816)

2000
---------------------------------------------------------------------------------------------------------------
Revenues                            $   --             $563            $  4           $    35       $  602
Earnings (loss) before taxes            --              414             (96)               13          331

     Corporate revenues include consulting fee income from Reading.


Note 10 - Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires the Company to classify unrealized gains and/or losses on available-for-sale securities ("AFS") as comprehensive income. The following table sets forth the Company's comprehensive income for the periods indicated (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                      2001                     2000
-----------------------------------------------------------------------------------
       Net (loss) income                             $(872)                   $ 231
       Other comprehensive loss                        227                      (87)
-----------------------------------------------------------------------------------
                                                     $(645)                   $ 144
-----------------------------------------------------------------------------------

Note 11 - Acquisitions of Cinema and Live Theatre Assets

Acquisition of Theater Property

      On February 13, 2001, the Company purchased the fee interest in the Union Square building which houses the Union Square Theatre for $7,700,000.

Acquisition of Domestic Cinema Assets

     On March 8, 2001, the Company acquired from Reading four cinemas with 20 screens. (Two of these cinemas were already being managed by the Company, such management rights having been obtained as a part of the City Cinemas Transaction.) The purchase price paid was $1,706,000, representing six times the aggregate cinema EBITDA of the four properties, and was paid through the issuance by the Company of a two year promissory note, accruing interest, and payable quarterly in arrears, at 8.0% per annum.

      In addition, the Company has assumed the liabilities of these cinemas and Reading, in exchange, has agreed to reimburse the Company approximately $1,162,000 representing the difference between the liabilities assumed and the amount of inventory, prepaid expenses and other current assets on the balance sheet as of the closing date.


Note 12 - Proposed Consolidation of the Companies

     On March 15, 2001, the Boards of Directors of each of CHC, Craig Corp. and REI considered management's proposal to consolidate CHC, Craig Corp. and Reading into a single public company and determined that it would be in the best interests of their respective companies and stockholders to consummate such a consolidation transaction, so long as the allocation of ownership of the resultant consolidated entity among the equity holders of the constituent entities was fair. However, in light of the overlapping management and membership of the Boards of Directors of each companies, and Mr. Cotter's status as a controlling stockholder of each of the three companies, it was determined to be appropriate to delegate management's proposal to the Conflicts Committees of the three companies. Accordingly, the Boards of Directors of each of the three companies delegated to their respective Conflict Committees authority and responsibility to review and take such action as they determined appropriate with respect to management's consolidation proposal, and authorized such committees to retain such professional advisors as they may require to carry out such delegated authority. These committees are composed entirely of independent outside directors. The Committees hired Marshall & Stevens to serve as the financial advisors and to assist them in determining a fair allocation of the ownership of the consolidated company. It is hoped that these committees will complete their work by the end of the second quarter of 2001.

Note 13 - Subsequent Events

      The Company has entered into the U.S. cinema exhibition business principally due to the attractiveness of that business as a way to acquire and hold real estate, for potential development for higher and better uses.

     In September 2000, the Company acquired leasehold and options rights with respect to the Murray Hill Cinema as a part of its acquisition of the Manhattan based City Cinemas cinema chain. On May 4, 2001, the Company entered into agreements with Sutton Hill Capital, LLC ("SHC"), certain affiliates of SHC, and East 34th Street Development, LLC (referred to herein collectively with its successors and assignees as the "Purchaser") to transfer to the Purchaser 100% of the fee title in and possessory interests to the Manhattan property commonly known as the Murray Hill Cinema for $10,000,000, plus certain option rights to invest in the project to be developed on that property (the "Project"). The agreements contemplate a closing date of October 22, 2001. The Purchaser has made a $1,000,000 deposit, which will be forfeited in the event of a default by the Purchaser resulting in a termination of its agreement to purchase the Murray Hill Cinema (the Company's portion of any such amount being $500,000). SHC is the Company's landlord in the Murray Hill and certain other of the Company's Manhattan Cinemas, and is owned by Messrs. James J. Cotter and Michael Forman. Messrs. Cotter and Forma each own approximately 16.5% of the equity of the Company.

      In consideration of its transfer of its rights with respect to the Murray Hill Cinema, the Company will receive the following benefits:

  . The Company's rent payments under the City Cinemas Operating Lease will be reduced by $825,000 per year, from $3,547,500 to $2,722,500.

  . The amount of the Company's obligation under its commitment to fund, beginning in 2007, certain loans to SHC will be reduced by $10,000,000 from $28,000,000 to $18,000,000.

  . An option, exercisable at any time prior to the earlier or (a) the second anniversary of the acquisition of the Murray Hill Cinema by the Purchaser and (b) thirty days following substantial completion of the foundation for the Project, to either (c) receive a payment of $500,000 or (d) make an investment in the Purchaser equating to a 25% equity interest in the Purchaser. In the event the Company elects the investment alternative, its required capital contribution would be an amount equal to the sum of (e) 33% of the aggregate equity capital of the Purchaser (calculated immediately prior to the making of the investment by the Company), plus (f) a time value of money adjustment amount, calculated at 8.0% per annum, from the date of the acquisition of the Murray Hill Cinemas by the Purchaser.

     Since trailing 12 month earnings before interest, taxes, depreciation and amortization ("EBITDA") generated by the Murray Hill Cinema was only approximately $401,000, as calculated at March 31, 2001, it is anticipated that the transaction will improve the Company's cash flow by approximately $424,000 per year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     As further described in the notes to the Condensed Consolidated Financial Statements, during the three months ended March 31, 2001 ("2001 Quarter") and the third quarter of Fiscal 2000, the Company completed a series of transactions that caused reported results for the 2001 Quarter and three month periods ended March 31, 2000 ("2000 Quarter") to lack comparability.

  . On March 8, 2001, the Company acquired four domestic cinemas from Reading. Accordingly, the 2001 Quarter results include three weeks of operations from these four cinemas.

  . On February 13, 2001, the Company acquired the fee interest in the Union Square building. Accordingly, the 2001 Quarter results include approximately 6 weeks of rental income from the Union Square building.

  . In September 2000, the Company acquired certain leasehold and management rights in connection with the City Cinemas circuit in Manhattan. Accordingly, the 2001 Quarter results include operation of the acquired interests and the related lease payment to the seller.

  . In September 2000, the Company acquired the Royal George Theatre. Accordingly, the 2001 Quarter results include the operations of Royal George Theatre.

  . In September 2000, the Company acquired OBI. Accordingly, the 2001 Quarter results include the operations of the Minetta, Orpheum and Union Square theaters.

  . During 2000, substantially all of the general and administrative employees of Citadel became employees of Craig, and the cost of such employees has been allocated between the Company, Craig, and Reading based on the amount of time spent by such employees on the business of each of the respective companies. Accordingly, the 2001 Quarter results include an increased general and administrative allocation from Craig.

Results of Operations

     The tables below summarize the results of operations for each of the Company's principal business for the 2001 Quarter and the 2000 Quarter (dollars in thousands). Operating costs include costs associated with the day-to-day management of the theaters and rental property. Operating expenses include depreciation and amortization charges as well as general and administrative expenses.

2001 Quarter                      Theater    Real Estate   Agriculture    Corporate      Total
-----------------------------------------------------------------------------------------------

Revenues                          $3,926        $676          $  35        $    --       $4,637
Operating costs                    2,717         256             --             --        2,973
Operating expenses                   887          --             --          1,548        2,435
Non-operating expense                 --          --            218           (173)          45
-----------------------------------------------------------------------------------------------
Earnings (loss) before minority
 interest                         $  322        $420          $(183)       $(1,375)      $ (816)
-----------------------------------------------------------------------------------------------

2001 Quarter                          Theater   Real Estate  Agriculture   Corporate     Total
----------------------------------------------------------------------------------------------
Revenues                           $       --       $563        $  4         $  35       $ 602
Operating costs                            --        149          --            --         149
Operating expenses                         --         --          --           305         305
Non-operating expense                      --         --         100          (283)       (183)
----------------------------------------------------------------------------------------------
Earnings (loss) before minority
 interest                          $       --       $414        $(96)        $  13       $ 331
----------------------------------------------------------------------------------------------

Theater

      The 2001 Quarter theater operating income of $322,000 from the Company's eight cinemas and four theaters reflects the substantial decline in cinema attendance during the 2001 Quarter as compared with the 2000 Quarter (before the Company had any interest in the cinemas). This decline in attendance has afflicted the entire cinema exhibition industry and appears to be the result of generally poorly received films and over the past several years, continued growth in the number of theaters. These two factors have contributed to the recent bankruptcy filings by a number of large cinema exhibitors, including Loews (the principal exhibitor in Manhattan and elsewhere), Edwards, General Cinema, Carmike, United Artists, and Mann circuits. Further, most other large exhibitors, including AMC and Regal, are reported to be suffering from poor attendance, high debt costs and declining operating results. In the case of the Company's cinemas, attendance was affected by, among other things, increased competition from new state-of-the-art multiplex cinemas constructed in Manhattan over the past two years.

Real Estate

      The Company has one rental property, an office building located in Glendale, California. The 2001 Quarter real estate operating income of $420,000 remained comparable to that of the 2000 Quarter.

Agriculture

      In the third quarter of 2000, the Company's management determined that future collection on its remaining recorded investment in and advances to the Agricultural Partnerships was unlikely. Accordingly, such remaining amounts were either written off or fully reserved for at December 31, 2000. The Company's decision to reduce the carrying value of its investment in and advances to the Agricultural Partnerships was premised upon (1) the very poor performance of the Agricultural Partnerships since 1997, (2) uncertainties surrounding market conditions which may be extant when the current crop is harvested and sold, and (3) uncertainty about the potential value of the underlying net assets of the Agricultural Partnerships.

      The $183,000 of 2001 Quarter operating loss is due the Company's write off of the $186,000 of funds advance to the Agricultural Partnerships during the 2001 Quarter and the equity in operating loss of the Agricultural Partnerships, partially offset by farming management fees.

Corporate

      All general and administrative, depreciation and amortization expenses of the Company are regarded as corporate expenses, with the exception of the $295,625 per month beneficial lease payments made to Sutton Hill under the City Cinemas agreement which are recorded as general and administrative expenses of the Theater operation.

      The Company's total general and administrative expense of $1,951,000 for the 2001 Quarter is comprised of (1) $887,000 of beneficial lease payments to Sutton Hill, and (2) approximately $1,102,000 of general and administrative expenses incurred by the operations, which includes approximately $522,000 of allocated expenses from Craig under the management service agreement. The increase in general and administrative expenses from the 2000 Quarter is due to the acquisition of cinemas and theaters in the third quarter of 2000 and the increased allocation of costs from Craig reflecting the manpower needed to support the Company's expanded operations.


Business Plan, Capital Resources and Liquidity

Business Overview

      During the past several years, the Company has been principally engaged in the management of real estate assets acquired during the mid-1990's as part of certain transactions involving the Company and its then subsidiary, Fidelity Federal Bank, FSB. During the past year, management has determined to re-deploy the Company's assets into the cinema exhibition and live theater businesses, each of which are businesses familiar to the Company's principal shareholder, its Chairman and its senior management.

     Consistent with this strategic decision, during the first quarter of 2001 and third and fourth quarters of 2000, the Company (1) acquired four domestic cinema assets from its affiliate Reading, (2) purchased the Union Square building, (3) acquired a 1/6th interest in AFC, (4) entered into various agreements under which it now operates the City Cinemas cinema chain, (5) acquired three live theaters located in Manhattan, (6) acquired the Royal George Theatre in Chicago, and (7) acquired the rights, previously held by Reading, to complete the fit out and to then operate a cinema complex located in Dallas. Consistent with its current activities, the Company may seek to deploy certain of its remaining liquidity to acquire one or more cinema or live theater assets.

     With respect to the Company's agricultural operations and the Company's investment in the Agricultural Partnerships, the Company is currently reviewing the situation but will likely continue providing the funding required to harvest the 2000-2001 crop as long as Visalia continues to fund its 20% share of such amounts and as long as the Company believes that such funds can be recovered from the proceeds of such crop. The Agricultural Partnerships have stopped all capital improvements to their properties and are limiting cultural expenditure to bring them into alignment with anticipated crop revenues. The Agricultural Partnerships are also reviewing, among other things, the disposition of all or substantially all of their properties. However, it is not currently anticipated that the properties could be sold at any material premium to the debt owed to the holder of the first trust deeds on the properties.

Capital Resources and Liquidity

    Since December 31, 1999, the Company's cash and cash equivalents have decreased from $24,732,000 to $8,078,000 at March 31, 2001, principally due to the Company's acquisition of various cinema and live theater assets. In the near term, the Company expects to utilize a portion of its remaining liquidity to (1) complete the fit out of its Dallas cinema, (2) to complete tenant improvements required to be made to its remaining rental property, and (3) to fund working capital as needed.

    Though the Company has historically funded, with Visalia, the operating losses of the Agricultural Partnerships, the Company and Visalia currently intend to operate the Big 4 Properties at a level consistent with the cash flows produced from those properties as discussed above.

    At March 31, 2001, the Company does not maintain any credit facilities with financial institutions, other than the mortgage secured by the Company's rental property. Currently, however, the Company is pursuing financing for a portion of the Union Square building acquisition price and additional credit facilities. The Company also has two term notes totaling approximately $6,206,000 with Sutton Hill and Reading. Although no assurance can be given in this respect, the Company anticipates that it will be able to meet its current debt obligation from the cash flows generated by the Company's operations.


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

PART II - Other Information
---------------------------

Item 1 - Legal Proceedings

     For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company's Form 10-K for the fiscal year ended December 31, 2000.

Item 2 - Change in Securities

     Not applicable.

Item 3 - Defaults upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Securities Holders

     Not applicable.

Item 5 - Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

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

                          CITADEL HOLDING CORPORATION
                          ---------------------------

Date:    May 15, 2001                 By:  /s/ James J. Cotter
                                           -------------------
                                           James J. Cotter
                                           Chief Executive Officer




Date:    May 15, 2001                 By:  /s/ Andrzej Matyczynski
                                           -----------------------
                                           Andrzej Matyczynski
                                           Chief Financial Officer