Form 10-Q
period 2001-06-30
CITADEL HOLDING CORP
filed 2001-08-14
CIK 716634

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          ---------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ___________

                         Commission file number 1-8625

                          CITADEL HOLDING CORPORATION
            (Exact name of Registrant as specified in its charter)

               NEVADA                                   95-3885184
      State or other jurisdiction of         IRS Employer Identification No.)
      incorporation or organization)


          550 South Hope Street                           90071
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

                            Yes X           No___
                               ---
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 6, 2001, there were 7,958,379 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,989,585 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

================================================================================

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                                         Page
                                                                                                         ----
PART I.  Financial Information
------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
            as of June 30, 2001 (Unaudited) and December 31, 2000 ........................................   1

          Condensed Consolidated Statements of Operations
            for the Three and Six Months Ended June 30, 2001 and 2000 (Unaudited) ........................   3

          Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 2001 and 2000 (Unaudited) ..................................   4

          Notes to Condensed Consolidated Financial Statements (Unaudited)................................   5

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations .............................................  13

PART II.  Other Information
-------

Item 1.   Legal Proceedings ..............................................................................  19

Item 2.   Changes in Securities...........................................................................  19

Item 3.   Defaults Upon Senior Securities.................................................................  19

Item 4.   Submission of Matters to a Vote of Security Holders.............................................  19

Item 5.   Other Information...............................................................................  19

Item 6.   Exhibits and Reports on Form 8-K ...............................................................  19

          Signatures......................................................................................  20

                        PART I - Financial Information
                        ------------------------------

Item 1 - Financial Statements

Citadel Holding Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)

                                                                       June 30,        December 31,
                                                                         2001             2000
                                                                      (Unaudited)
----------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                             $  6,745          $ 16,010
Trade receivable                                                           694               867
Receivable from affiliates and other receivables (Note 8)                2,057               563
Inventory                                                                   60                30
Investment in Gish Biomedical, Inc.                                        642               493
Deferred tax asset, net                                                  1,507             1,568
----------------------------------------------------------------------------------------------------

        Total current assets                                            11,705            19,531

Rental property, net (Note 2)                                            8,814             9,029
Property and equipment, net (Note 2)                                    20,330            10,791
Investment in shareholder affiliate                                      7,000             7,000
Investment in Angelika Film Center LLC                                   3,114             3,237
Equity investment in and advances to
  Agricultural Partnerships (Note 3)                                        --                --
Capitalized leasing costs, net                                             744               811
Intangible assets, net                                                  10,482            10,847
Other assets                                                             2,362             2,676
----------------------------------------------------------------------------------------------------

        Total assets                                                  $ 64,551          $ 63,922
----------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

Citadel Holding Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

                                                                      June 30,            December 31,
                                                                        2001                  2000
                                                                    (Unaudited)
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities                            $  4,676              $  5,852
Income taxes payable                                                   2,110                 2,181
Deferred revenue                                                         745                   585
Notes and lease payable - current                                        152                   151
-------------------------------------------------------------------------------------------------------------

        Total current liabilities                                      7,683                 8,769

Note payable - noncurrent                                             11,241                10,721
Note payable to Sutton Hill Associates                                 4,500                 4,500
Note payable to Reading (Note 4)                                       1,706                    --
Straight-line rent liability (Note 8)                                    681                    --
Other liabilities                                                        759                   750
Minority interest in consolidated affiliates                              64                    54
-------------------------------------------------------------------------------------------------------------

        Total liabilities                                             26,634                24,794
-------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, none
     outstanding                                                          --                    --
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares
     authorized, 7,958,379 issued and outstanding                         80                    80
Class B Voting Common Stock, par value $0.01, 20,000,000 shares
     authorized, 1,989,585 issued and outstanding                         20                    20
Additional paid-in capital                                            69,571                69,571
Accumulated deficit                                                  (29,287)              (27,986)
Accumulated other comprehensive loss (Note 7)                           (469)                 (559)
Note receivable from stockholder                                      (1,998)               (1,998)
-------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                       37,917                39,128
-------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                          $ 64,551                $ 63,922
-------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

Citadel Holding Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

                                                                   Three Months Ended                  Six Months Ended
                                                                        June 30,                           June 30,
                                                                        --------                           --------
                                                                   2001            2000             2001             2000
----------------------------------------------------------------------------------------------------------------------------
Revenues
   Theater                                                      $  5,410       $       --          $  9,336       $       --
   Real estate                                                       683              555             1,359            1,118
   Farm management fee                                                22               16                57               20
   Consulting income from shareholder                                 --               34                --               69
----------------------------------------------------------------------------------------------------------------------------
                                                                   6,115              605            10,752            1,207
----------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
   Theater                                                         4,131               --             6,848               --
   Real estate                                                       309              201               565              350
   Depreciation and amortization                                     502               75               986              149
   General and administrative (Note 9)                             1,619              212             3,570              443
----------------------------------------------------------------------------------------------------------------------------
                                                                   6,561              488            11,969              942
----------------------------------------------------------------------------------------------------------------------------

Operating (loss) income                                             (446)             117            (1,217)             265

Non-operating expense (income)
  (Earnings) loss from investment in and advances for the
     benefit of the Agricultural Partnerships (Note 3)              (331)           1,007              (113)           1,107
  Equity in earnings of AFC                                           15               --               (61)              --
  Dividends on REI preferred stock                                  (113)              --              (227)            (114)
  Interest income                                                    (74)            (351)             (213)            (701)
  Interest income from shareholder                                   (14)             (56)              (80)            (100)
  Interest expense                                                   472              224               694              449
  Other income                                                      (121)              --              (121)              --
----------------------------------------------------------------------------------------------------------------------------
Loss before income tax and minority interest                        (280)            (707)           (1,096)            (376)
Income tax expense (benefit) (Note 5)                                146              (23)              195               76
----------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                                       (426)            (684)           (1,291)            (452)
Minority interest                                                      3                2                10                3
----------------------------------------------------------------------------------------------------------------------------
Net loss                                                         $  (429)         $  (686)         $ (1,301)         $  (455)
----------------------------------------------------------------------------------------------------------------------------

Basic loss per share (Note 1)                                    $ (0.04)         $ (0.10)          $ (0.13)         $ (0.07)
Weighted average number of shares outstanding                  9,947,964        6,669,882         9,947,964        6,669,882

Diluted loss per share (Note 1)                                  $ (0.04)         $ (0.10)          $ (0.13)         $ (0.07)
Diluted weighted average number of shares outstanding          9,947,964        6,669,882         9,947,964        6,669,882
----------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

Citadel Holding Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                          -------
                                                                                  2001                  2000
------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net loss                                                                     $ (1,301)            $   (455)
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Equity (earnings) loss from and provision on advances to
       the Agricultural Partnerships                                                  (39)               1,107
     Equity in earnings of AFC                                                        (61)                  --
     Depreciation and amortization                                                    986                  149
     Other, net                                                                       (25)                  82
     Minority interest                                                                 10                    3
     Changes in assets and liabilities:
        Increase in receivables                                                    (1,321)                (126)
        Decrease (increase) in other assets                                           345               (1,118)
        Increase (decrease) in liabilities                                            124                 (249)
------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                              (1,282)                (607)
------------------------------------------------------------------------------------------------------------------
Investing activities
   Purchase of Gish Biomedical, Inc. securities                                        --                  (23)
   Purchase of National Auto Credit, Inc. securities                                   --                 (703)
   Purchase of Union Square building                                               (7,751)                  --
   Purchase of domestic cinema properties                                          (1,706)                  --
   Purchase of capital assets                                                        (376)                  (2)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (9,833)                (728)
------------------------------------------------------------------------------------------------------------------
Financing activities
   Proceeds from borrowings                                                         1,706                   --
   Repayment of long-term borrowings                                                  (74)                 (46)
   Advances to Agricultural Partnerships                                               34                 (711)
   Distribution from AFC                                                              184                   --
   Issuance of note receivable from Royal George Theatre LLC                           --               (1,200)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 1,850               (1,957)
------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                              (9,265)              (3,292)
Cash and cash equivalents at beginning of period                                   16,010               24,732
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $   6,745            $  21,440
------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures
Interest paid                                                                   $     755            $     299
Income taxes paid                                                               $     143            $     190

         See accompanying notes to consolidated financial statements.

Citadel Holding Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2001

-------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies

         The consolidated financial statements include the accounts of Citadel Holding Corporation and its consolidated subsidiaries (referred to collectively with its corporate predecessors as "Citadel" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         Following the acquisition of the Off-Broadway Investments, Inc. (subsequently renamed Liberty Theaters, Inc. and referred to herein as "Liberty Theaters"), the 1/6th interest in the Angelika Film Center LLC ("AFC"), and the leasehold or management rights to operate eight cinemas (collectively referred to as the "City Cinemas Transaction") in September 2000, the Company operates in three business segments: (1) cinema and live theater operation, (2) real estate and (3) agricultural operations (Note 6).

         In October 1996, the Company contributed cash in the amount of $7,000,000 to Reading Entertainment, Inc. ("REI" and collectively, with its corporate predecessors and consolidated affiliates, "Reading") in exchange for 70,000 shares of REI Series A Voting Cumulative Convertible Preferred Stock ("REI Preferred Stock") and a now expired option to transfer all, or substantially all of its assets, subject to certain limitations, to REI for REI Common Stock. The Company accounts for its investment in REI at cost.

         The Company owns, through its interest in three general partnerships (the "Agricultural Partnerships"), a 40% interest in approximately 1,600 acres of agricultural land and related improvements, located in Kern County, California, commonly referred to as the Big 4 Ranch. Visalia LLC ("Visalia", a limited liability company owned directly or indirectly by Mr. James J. Cotter, the Chairman of the Company, and by certain members of his family) has a 20% interest and Big 4 Ranch, Inc. (a publicly held corporation) has the remaining 40% interest in the Agricultural Partnerships. The Company also owns a commercial office building located in Glendale, California.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 2001 and December 31, 2000, and the results of its operations and its cash flows for the three and six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the entire year.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required to be in conformity with generally accepted accounting principles in the United States. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000 and for the year then ended. Certain amounts in previously issued financial statements have been reclassified to conform to the 2001 financial statement presentation.

Basic and Diluted Earnings per Share

         Basic earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Options to purchase 155,000 shares of Class A Nonvoting common stock were outstanding at June 30, 2001 at a weighted average exercise price of $2.76 per share. Options to purchase an average of 115,000 and 165,000 shares of Class A and Class B common stock, respectively, were outstanding during the three and six months ended June 30, 2000, respectively. At June 30, 2001, the stock options were not considered dilutive as the exercise price of these options was greater than the market price. Also, during the three and six months ended June 30, 2001, the Company recorded a net loss and therefore, the effect of these stock options would have been anti-dilutive. Accordingly, the diluted earnings per share for the three and six months ended June 30, 2001 were calculated using the weighted average number of shares outstanding for the three and six months ended June 30, 2001.

Recent Accounting Pronouncements

            On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Accounting Financial Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. We expect to adopt SFAS No. 141 and SFAS No. 142 effective December 31, 2001, although certain provisions will be applied to any acquisitions we may close subsequent to June 30, 2001. We also expect to stop amortizing goodwill effective December 31, 2001 but will continue to amortize other intangible assets. The Company is currently assessing but has not yet determined the impact of SFAS 141 and 142 on its financial position and results of operations.

Note 2 - Rental Property and Property and Equipment

         The table below sets forth the Company's investment in rental property and property and equipment as of the dates indicated (dollars in thousands).

                                                                         June 30,            December 31,
                                                                            2001                2000
                --------------------------------------------------------------------------------------------
                Rental Property

                Land                                                        $ 2,951           $ 2,951
                Building and improvements                                     7,107             7,099
                -------------------------------------------------------------------------------------------
                                                                             10,058            10,050
                Less accumulated depreciation                                (1,244)           (1,021)
                -------------------------------------------------------------------------------------------
                Rental property, net                                        $ 8,814           $ 9,029
                -------------------------------------------------------------------------------------------

                Property and Equipment

                Land                                                          9,464           $ 4,574
                Building                                                      7,032             4,170
                Leasehold interest                                            1,322             1,322
                Construction-in-progress                                        952               627
                Fixtures and equipment                                        1,960               212
                ------------------------------------------------------------------------------------------
                                                                             20,730            10,905
                Less accumulated depreciation                                  (400)             (114)
                ------------------------------------------------------------------------------------------
                Property and equipment, net                                 $20,330           $10,791
                ------------------------------------------------------------------------------------------

         The Company purchased (1) four domestic cinemas from Reading on March 8, 2001 for $1,706,000, and (2) the fee interest in the Union Square building on February 13, 2001 for $7,751,000.

         As a result of the series of acquisitions that took place during Fiscal 2000 and 2001, the Company (1) owns four live theaters, (2) has leasehold interests in eight cinemas, and (3) has one additional leasehold cinema that was being fitted out during the period ended June 30, 2001, and which opened for business on August 3, 2001. The land, building and leasehold interests acquired were recorded at their fair values and the four domestic cinemas acquired from Reading were recorded at their purchase price which approximates Reading's book value for these assets.


Note 3 - Equity Investment and Advances to Agricultural Partnerships

         At June 30, 2001 and December 31, 2000, the Company had fully reserved for its net investment in and advances to the Agricultural Partnerships of $3,029,000 and $3,406,000, respectively. The reserve includes the advances under the Crop Financing Line, advances from Farming, and the Company's equity investment in the Agricultural Partnerships, adjusted for the Company's share of losses to date. During the three months ended June 30, 2001, Big 4 Farming LLC ("Farming") recouped funds that were previously advanced to the Agricultural Partnerships for operating expenses and written off as unrecoverable by the Company. As a result of these recoveries, the Company recorded a loan loss recovery of $495,000 and $325,000 for the three and six months ended June 30, 2001.

         The tables below set forth condensed financial information for the Agricultural Partnerships for the periods indicated (dollars in thousands).

                                                                  June 30,                   December 31,
Condensed Balance Sheets                                            2001                         2000
-----------------------------------------------------------------------------------------------------------------
Accounts receivable                                               $    243                     $      53
Inventory (cultural costs)                                             482                         1,168
Property and equipment, net                                          5,053                         5,306
Deferred loan costs                                                     44                            52
----------------------------------------------------------------------------------------------------------------
   Total assets                                                      5,822                         6,579
----------------------------------------------------------------------------------------------------------------

Accounts payable and accrued expenses                                  139                           139
Due to Citadel and Farming                                           4,573                         4,654
Loans payable                                                        4,773                         4,734
Partners' deficit                                                   (3,663)                       (2,948)
----------------------------------------------------------------------------------------------------------------
   Total liabilities and partners' deficit                         $ 5,822                       $ 6,579
----------------------------------------------------------------------------------------------------------------

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                                 -------                       -------
Condensed Statement of Operations:                          2001           2000          2001           2000
------------------------------------------------------------------------------------------------------------
Revenue                                                   $  1,058       $  1,400      $  2,846     $   1,408
Cost of sales                                                1,154          1,980         2,728         1,987
--------------------------------------------------------------------------------------------------------------
Gross margin                                                   (96)          (580)          118          (579)
USDA grant revenue                                              --             67            --           134
General and administrative expenses                            (83)           (90)         (189)         (187)
Depreciation                                                  (134)          (134)         (268)         (268)
Interest expense                                              (185)          (166)         (376)         (319)
--------------------------------------------------------------------------------------------------------------
   Net loss                                               $   (498)      $   (903)     $   (715)    $ (1,219)
--------------------------------------------------------------------------------------------------------------

Components of Citadel's share of net losses
-------------------------------------------
40% of net loss                                                199            361           286           488
Loan loss provision (recovery)                                (495)           678          (325)          678
Interest income                                                (35)           (32)          (74)          (59)
--------------------------------------------------------------------------------------------------------------
Net (earnings) loss from
  Agricultural Partnerships                               $   (331)      $  1,007      $   (113)    $   1,107
--------------------------------------------------------------------------------------------------------------

         The general and administrative expenses of $189,000 and $83,000 for the six months ended June 30, 2001 and 2000, reflect reimbursement of expenses and fees paid to Big 4 Farming.

Note 4 - Notes Payable

Note Payable to Reading

         On February 13, 2001, the Company purchased four domestic cinemas from its affiliate, Reading, and in exchange, issued a two year promissory note in the amount of $1,706,000 bearing 8.0% interest, payable quarterly in arrears. The principal plus any unpaid interest is payable in March 2003.

Commercial Line-of-Credit

         On June 28, 2001, the Company established a $6,000,000 line-of-credit ("LOC") with a financial institution. The LOC matures on June 28, 2002 and pays interest on the amounts drawn at LIBOR plus 250 basis points, payable quarterly in arrears. The Company will also be required to pay a 0.5% annual commitment fee on the unused portion of the LOC and abide by certain financial covenants. As of June 30, 2001, the Company had no amounts drawn on the LOC.


Note 5 - Income Tax

         The income tax expense for the three and six months ended June 30, 2001 was $146,000 and $195,000, respectively, representing a provision for estimated federal and state taxes.


Note 6 - Business Segments

          The table below sets forth certain information concerning the Company's theater, rental real estate, and agricultural operations for the three and six months ended June 30, 2001 and 2000 (dollars in thousands).

Three Months Ended June 30,
---------------------------
                                       Cinema/Live         Rental
2001                                     Theater        Real Estate      Agricultural       Corporate        Consolidated
-----------------------------------------------------------------------------------------------------------------------
Revenues                                $ 5,410           $  683         $       22       $      --            $ 6,115
Earnings (loss) before tax
  and minority interest                     392              374                353          (1,399)              (280)

2000
-----------------------------------------------------------------------------------------------------------------------
Revenues                                $    --           $  555         $       16        $     34           $    605
Earnings (loss) before tax
  and minority interest                      --              354               (991)            (70)              (707)

Six Months Ended June 30,
-------------------------
                                       Cinema/Live         Rental
2001                                     Theater        Real Estate      Agricultural       Corporate        Consolidated
-------------------------------------------------------------------------------------------------------------------------
Revenues                                $ 9,336          $ 1,359           $     57          $     --          $10,752
Earnings (loss) before tax
  and minority interest                     714              794                170            (2,774)          (1,096)

2000
-------------------------------------------------------------------------------------------------------------------------
Revenues                                $    --          $ 1,118           $     20          $     69          $ 1,207
Earnings (loss) before tax
  and minority interest                      --              768             (1,087)              (57)            (376)

     Corporate revenues for the three and six months ended June 30, 2000 include consulting fee income from Reading.


Note 7 - Comprehensive Income

     Generally accepted accounting principals require the Company to classify unrealized gains and/or losses on available-for-sale securities ("AFS") as comprehensive income. The following table sets forth the Company's comprehensive income for the periods indicated (in thousands):

                                  Three Months Ended            Six Months Ended
                                         June 30,                   June 30,
                                         --------                   --------
                                   2001         2000          2001            2000
     ------------------------------------------------------------------------------
     Net loss                    $(429)         $(686)      $(1,301)         $(455)
     Other comprehensive          (137)          (211)           90           (298)
       (loss) income
     ------------------------------------------------------------------------------
                                 $(566)         $(897)      $(1,211)         $(753)
     ------------------------------------------------------------------------------

Note 8 - Acquisitions of Cinema and Live Theatre Assets

Acquisition of Theater Property

     On February 13, 2001, the Company purchased the fee interest in the Union Square building which houses the Union Square Theatre for $7,751,000.

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

     In addition, the Company has assumed the liabilities of these cinemas and Reading, in exchange, has agreed to reimburse the Company approximately $1,115,000 representing the difference between the liabilities assumed and the amount of inventory, prepaid expenses and other current assets on the balance sheet as of the closing date.

Note 9 - Proposed Consolidation of the Companies

     On July 17 and 18, 2001, the Boards of Directors of each of REI, Craig Corp and CHC considered management's proposal to consolidate Reading, Craig and Citadel into a single public company, determined that it would be in the best interests of their respective companies and stockholders to consummate such a consolidation transaction and authorized and directed management to execute and deliver an agreement in principle (the "Agreement") setting out the fundamental terms of such an agreement. The Agreement was executed and delivered by the parties on July 18, 2001 and filed on a report on Form 8-K with the Commission on July 19, 2001.

     Under the terms of the Agreement, upon the closing of the merger, each holder of Reading common stock will receive 1.25 shares of CHC Class A Nonvoting common stock for each share of REI common stock and each holder of Craig Corp common stock and Craig Corp common preference will receive 1.17 shares of CHC Class A Nonvoting common stock for each share of the Craig Corp common or common preference stock. Holders of CHC Class A Nonvoting common stock and CHC Class B Voting common stock will hold the same shares immediately after the consolidation as they did immediately prior to the consolidation since CHC will be the survivor in the transaction.

     Consummation of the consolidation is subject to the satisfaction of certain conditions, including the receipt of the requisite stockholder approvals and the execution and delivery of a definitive merger agreement. However, in the Agreement, the holders of 49% of the outstanding voting power of CHC and of a majority of the outstanding voting power of REI and Craig Corp have agreed to vote in favor of the transaction. The Company is currently preparing to present the consolidation plan to its shareholders for approval at its annual shareholders meeting scheduled to be held on October 24, 2001. Although no assurances can be given, the management expects that the transaction will close promptly following that special meeting. The Company expects to maintain its listing on the American Stock Exchange following the consolidation.

Note 10 - Murray Hill Cinema

     The Company has entered into the U.S. cinema exhibition business principally due to the attractiveness of that business as a way to acquire and hold real estate for potential development for higher and better uses.

     In September 2000, the Company acquired leasehold and option rights with respect to the Murray Hill Cinema as a part of its acquisition of the Manhattan based City Cinemas cinema chain. On May 4, 2001, the Company entered into agreements with Sutton Hill Capital, LLC ("SHC"), certain affiliates of SHC, and East 34/th/ Street Development, LLC (referred to herein collectively with its successors and assignees as the "Purchaser") to transfer to the Purchaser 100% of the fee title in and possessory interests to the Manhattan property commonly known as the Murray Hill Cinema for $10,000,000, plus certain option rights to invest in the project to be developed on that property (the "Project"). The agreements contemplate a closing date of October 22, 2001. The Purchaser has made a $1,000,000 deposit, which will be forfeited in the event of a default by the Purchaser resulting in a termination of its agreement to purchase the Murray Hill Cinema (the Company's portion of any such amount being $500,000). SHC is the Company's landlord in the Murray Hill and certain other of the Company's Manhattan Cinemas, and is owned by Messrs. James J. Cotter and Michael Forman. Messrs. Cotter and Forma each own approximately 16.5% of the equity of the Company.

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

  . The exercise price of the Company's option to acquire the real property assets underlying the City Cinemas Operating Lease will be reduced by $10,000,000 from $48,000,000 to $38,000,000.

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

Note 11 - Subsequent Events

     On August 3, 2001, the Company opened an 8-screen cinema in Dallas. As of June 30, 2001, approximately $899,000 of the budgeted $2,300,000 for the fit-out of the cinema had been expended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     As further described in the notes to the Condensed Consolidated Financial Statements, during the three and six months ended June 30, 2001 ("2001 Quarter" and "2001 Six Months", respectively) and the third quarter of Fiscal 2000, the Company completed a series of transactions that caused reported results for the 2001 Three Months and 2001 Six Months and three and six month periods ended June 30, 2000 ("2000 Quarter" and "2000 Six Months", respectively) to lack comparability.

  . On March 8, 2001, the Company acquired four domestic cinemas from Reading. Accordingly, the 2001 Quarter and 2001 Six Months results include operations from these four cinemas.

  . On February 13, 2001, the Company acquired the fee interest in the Union Square building . Accordingly, the 2001 Quarter and 2001 Six Months results include rental income from the Union Square building.

  . In September 2000, the Company acquired certain leasehold and management rights in connection with the City Cinemas circuit in Manhattan. Accordingly, the 2001 Quarter and 2001 Six Months results include operation of the acquired interests and the related lease payments.

  . In September 2000, the Company acquired the Royal George Theatre. Accordingly, the 2001 Quarter and 2001 Six Months results include the operations of Royal George Theatre.

  . In September 2000, the Company acquired Liberty Theaters. Accordingly, the 2001 Quarter and 2001 Six Months results include the operations of the Minetta, Orpheum and Union Square theaters.

  . During 2000, substantially all of the general and administrative employees of Citadel became employees of Craig, and the cost of such employees has been allocated between the Company, Craig, and Reading based on the amount of time spent by such employees on the business of each of the respective companies. Accordingly, the 2001 Quarter and 2001 Six Months results include an increased general and administrative allocation from Craig.

Results of Operations

     The tables below summarize the results of operations for each of the Company's principal business for the 2001 and 2000 Quarters and Six Months (dollars in thousands). Operating costs include costs associated with the day-to-day management of the theaters and rental property. Operating expenses include depreciation and amortization charges as well as general and administrative expenses.

Three Months Ended June 30:
--------------------------

2001 Quarter                               Theater       Real Estate     Agriculture     Corporate          Total
------------------------------------------------------------------------------------------------------------------
Revenues                                   $ 5,410         $   683        $     22        $    --          $ 6,115
Operating costs                              4,131             309              --             --            4,440
Operating expenses                             887              --              --          1,234            2,121
Non-operating expense                           --              --            (331)           165             (166)
------------------------------------------------------------------------------------------------------------------
Earnings (loss) before minority interest   $   392         $   374        $    353        $(1,399)         $  (280)
------------------------------------------------------------------------------------------------------------------

2000 Quarter                               Theater       Real Estate     Agriculture     Corporate          Total
------------------------------------------------------------------------------------------------------------------
Revenues                                   $    --         $   555        $     16        $    34          $   605
Operating costs                                 --             201              --             --              201
Operating expenses                              --              --              --            287              287
Non-operating expense                           --              --           1,007           (183)             824
------------------------------------------------------------------------------------------------------------------
Earnings (loss) before minority interest   $    --         $   354        $   (991)       $   (70)         $  (707)
------------------------------------------------------------------------------------------------------------------

Six Months Ended June 30:
------------------------

2001 Six Months                            Theater       Real Estate     Agriculture     Corporate          Total
------------------------------------------------------------------------------------------------------------------
Revenues                                   $ 9,336         $ 1,359        $     57        $    --          $10,752
Operating costs                              6,848             565              --             --            7,413
Operating expenses                           1,774              --              --          2,782            4,556
Non-operating expense                           --              --            (113)            (8)            (121)
------------------------------------------------------------------------------------------------------------------
Earnings (loss) before minority interest   $   714         $   794        $    170        $(2,774)         $(1,096)
------------------------------------------------------------------------------------------------------------------

2000 Six Months                            Theater       Real Estate     Agriculture     Corporate          Total
------------------------------------------------------------------------------------------------------------------
Revenues                                   $    --         $ 1,118        $     20        $    69          $ 1,207
Operating costs                                 --             350              --             --              350
Operating expenses                              --              --              --            592              592
Non-operating expense                           --              --           1,107           (466)             641
------------------------------------------------------------------------------------------------------------------
Earnings (loss) before minority interest   $    --         $   768        $ (1,087)       $   (57)         $  (376)
------------------------------------------------------------------------------------------------------------------

Theater

     The cinemas typically report higher revenues in the second quarter as attendance generally increases during the summer months. The 2001 Quarter and 2001 Six Months theater operating income of $392,000 and $714,000, respectively, from the Company's eight cinemas and four theaters reflect this seasonal increase in attendance. However, in the management's opinion, the cinema exhibition industry in general appears to be negatively impacted by the continued growth in the number of theaters which has contributed to the recent bankruptcy filings by a number of large cinema exhibitors, including Loews (the principal exhibitor in Manhattan and elsewhere), Edwards, General Cinema, Carmike, United Artists, and Mann circuits. Further, most other large exhibitors, including AMC and Regal, are reported to be suffering from poor attendance, high debt costs and declining operating results. In the case of the Company's cinemas, the attendance was negatively affected by, among other things, increased competition from new state-of-the-art multiplex cinemas constructed in Manhattan over the past two years.

         On the other hand, there is little or no seasonality in the live theater business. While it may be that a larger selection of plays open in February and in later September/October, demand for space is relatively constant through the year, varying more with the number of shows in production and looking for space than with the season. The decrease in the Company's theater revenue was mainly due to the Royal George Theatre's main stage going dark in May 2001. As of June 30, 2001, the Company has no shows scheduled for the Royal George Theatre's main stage.

Real Estate

         The Company has one rental property, an office building located in Glendale, California. In addition, the Company rents out its retail space at the newly acquired Union Square Building for approximately $23,000 per month. The 2001 Quarter and 2001 Six Months real estate operating income of $374,000 and $794,000, respectively, remained comparable to that of the 2000 Quarter.

Agriculture

         In the third quarter of 2000, the Company's management determined that future collection on its remaining recorded investment in and advances to the Agricultural Partnerships was unlikely due to (1) the very poor performance of the Agricultural Partnerships since 1998, (2) the uncertainties surrounding the market conditions for the citrus crop, and (3) uncertainly about the potential value of the underlying net assets of the Agricultural Partnerships. Accordingly, such remaining amounts were either written off or fully reserved.

         During the 2001 Quarter, however, the Company received approximately $220,000 in interest accrued on the advances to the Agricultural Partnerships. In addition, the Agricultural Partnerships paid down approximately $198,000 of the amounts due to the Big 4 Farming LLC for the net expenses previously paid by Farming on behalf of the Agricultural Partnerships. These amounts had previously been written off and have now been recorded as recovery of bad debt expense in the 2001 Quarter. The 2001 Quarter and 2001 Six Months operating income of $353,000 and $170,000, respectively, is result of the Company's (1) recovery of amounts previously written off as discussed above, (2) write off of the $186,000 of funds advance to the Agricultural Partnerships in February 2000, and (3) the Company's equity pick-up of the Agricultural Partnerships' operating loss.

Corporate

         All general and administrative, depreciation and amortization expenses of the Company are regarded as corporate expenses, with the exception of the $295,625 per month beneficial lease payments made to Sutton Hill under the City Cinemas agreement which are recorded as general and administrative expenses of the Theater operation.

         The Company's total general and administrative expense of $3,570,000 for the 2001 Six Months is comprised of (1) $1,774,000 of rent payments to Sutton Hill, and (2) approximately $1,796,000 of general and administrative expenses incurred by the operations, which includes approximately $849,000 of allocated expenses from Craig under the management service arrangement. The Company's total general and administrative expense of $1,619,000 for the 2001 Quarter is comprised of (1) $887,000 of rent payments to Sutton Hill, and (2) approximately $441,000 of allocated expenses from Craig under the management service arrangement. The increase in general and administrative expenses from the 2000 Quarter and 2000 Six Months is due to the acquisition of cinemas and theaters and the increased allocation of costs from Craig reflecting the human resources needed to support the Company's expanded operations.

Business Plan, Capital Resources and Liquidity

Business Overview

         During the past several years, the Company has been principally engaged in the management of real estate assets acquired during the mid-1990's as part of certain transactions involving the Company and its then subsidiary, Fidelity Federal Bank, FSB. During the past 18 months, management has determined to re-deploy the Company's assets into the cinema exhibition and live theater businesses, each of which are businesses familiar to the Company's principal shareholder, its Chairman and its senior management. The Company views these businesses as attractive principally due to their ability to allow the Company to make long term investment in real estate in major urban markets like Manhattan and Chicago.

         Consistent with this strategic decision, during the first quarter of 2001 and third and fourth quarters of 2000, the Company (1) acquired four domestic cinemas from its affiliate Reading, (2) purchased the Union Square building, (3) acquired a 1/6th interest in AFC, (4) entered into various agreements under which it now operates the City Cinemas cinema chain, (5) acquired three live theaters located in Manhattan, (6) acquired the Royal George Theatre in Chicago, and (7) acquired the rights, previously held by Reading, to complete the fit out and to then operate a cinema complex located in Dallas. Consistent with its current activities, the Company may seek to deploy certain of its remaining liquidity to acquire one or more cinema or live theater assets.

         With respect to the Company's agricultural operations and the Company's investment in the Agricultural Partnerships, the Company is currently reviewing the situation but will continue providing the funding required to harvest the 2000-2001 crop as long as Visalia continues to fund its 20% share of such amounts. The Agricultural Partnerships are also reviewing, among other things, the disposition of all or substantially all of their properties. However, it is not currently anticipated that the properties could be sold at any material premium to the debt owed to the holder of the first trust deeds on the properties.

Capital Resources and Liquidity

        Since December 31, 1999, the Company's cash and cash equivalents have decreased from $24,732,000 to $6,645,000 at June 30, 2001, principally due to the Company's acquisition of various cinema and live theater assets. In the near term, the Company expects to utilize a portion of its remaining liquidity to (1) complete the fit out of its Dallas cinema, (2) to complete tenant improvements required to be made to its remaining rental property, and (3) to fund working capital as needed.

        Though the Company has historically funded, with Visalia, the operating losses of the Agricultural Partnerships, the Company and Visalia currently intend to operate the Big 4 Properties at a level consistent with the cash flows produced from those properties as discussed above.

        At June 30, 2001, the Company has an unused $6,000,000 line-of-credit with a financial institution to provide working capital and a mortgage secured by the Company's rental property. The Company is also pursuing financing for a portion of the Union Square building acquisition price. In addition, the Company has two term notes totaling approximately $6,206,000 with Sutton Hill and Reading. Although no assurance can be given in this respect, the Company anticipates that it will be able to meet its current obligation from the cash flows generated by the Company's operations.

        In 2000, the administrative offices of Reading were moved to Los Angeles, in space adjacent to the current executive offices of the Company and Craig Corp, and the general and administrative functions and staffs of the three companies were consolidated and substantially all of the general and administrative employees of the three companies were moved to the Craig payroll. The costs of these employees, as well as general and administrative expenses such as executive office space rent, are now allocated among the various members of the Craig Group of Companies based upon the relative amounts of time spent by these employees on the business of such companies. These allocations are made in the first instance by management and are reviewed periodically by the Conflict Committees of the Boards of Directors of Craig, Reading and Citadel. As a result of this management agreement with Reading and the Company, the total general and administrative expenses have decreased from prior years.

        On March 15, 2001, the Boards of Directors of each of REI, Craig Corp and CHC considered management's proposal to consolidate Reading, Craig and Citadel into a single public company and determined that it would be in the best interests of their respective companies and shareholders to consummate such a consolidation transaction, so long as the allocation of ownership of the resultant consolidated entity among the equity holders of the constituent entities was fair. The Company's management expects the Company's general and administrative expense to decrease further in the third and fourth quarters of 2001, following the pending consummation of the consolidation of the three companies. Taking into account all of the duplicated costs associated with maintaining three separate public companies - having three sets of board of directors, maintaining listings on three separate exchanges, filing three sets of quarterly and annual reports, incurring costs for three annual shareholders' meetings, etc. - the Company's management expects to decrease the total general and administrative expense by approximately $1,000,000 annually across the three companies once the consolidation is complete. Although no assurances can be given, the management expects that the transaction will close in the fourth quarter of 2001.

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

        The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases, finalization of the sale of properties, the impact of competition, market and other risks associated with the Company's investment activities including the investment and advances to the Agricultural Properties, the consummation of the proposed consolidation plan with Craig and Reading, and other factors described herein.

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

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  Form 8-K dated July 19, 2001 reporting that Citadel Holding Corporation, Craig Corporation and Reading Entertainment, Inc. entered into an Agreement in Principle to consolidate the three companies was filed with the SEC and incorporated herein by reference.

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

                           CITADEL HOLDING CORPORATION
                           ---------------------------

Date:         August 14, 2001            By:  /s/ James J. Cotter
                                              ----------------------------------
                                              James J. Cotter
                                              Chief Executive Officer

Date:         August 14, 2001            By:  /s/ Andrzej Matyczynski
                                              ----------------------------------
                                              Andrzej Matyczynski
                                              Chief Financial Officer