Form 10-Q
period 2001-09-30
CITADEL HOLDING CORP
filed 2001-11-15
CIK 716634

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to ______________

                         Commission file number 1-8625

                               -----------------

                          CITADEL HOLDING CORPORATION
            (Exact name of Registrant as specified in its charter)

                    NEVADA                              95-3885184
       (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organ ization)

       550 South Hope Street Suite 1825                    90071
                Los Angeles CA                          (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code: (213) 239-0540

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 5, 2001, there were 7,958,379 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,989,585 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                                Page
                                                                                                ----

                                   PART I. Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and
          December 31, 2000....................................................................   1

        Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
          September 30, 2001 and 2000 (Unaudited)..............................................   3

        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
          2001 and 2000 (Unaudited)............................................................   4

        Notes to Condensed Consolidated Financial Statements (Unaudited).......................   5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..  16

                                     PART II. Other Information

Item 1. Legal Proceedings......................................................................  23

Item 2. Change in Securities...................................................................  23

Item 3. Defaults Upon Senior Securities........................................................  23

Item 4. Submission of Matters to a Vote of Security Holders....................................  23

Item 5. Other Information......................................................................  23

Item 6. Exhibits and Reports on Form 8-K.......................................................  23

Signatures.....................................................................................  24

                         PART I--Financial Information

Item 1--Financial Statements

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                        September 30, December 31,
                                                                            2001          2000
                                                                        ------------- ------------
                                                                         (Unaudited)
                                ASSETS

Cash and cash equivalents..............................................    $ 4,502      $16,010
Trade receivable.......................................................        437          867
Receivable from affiliates and other receivables (Note 8)..............      2,165          563
Inventory..............................................................         60           30
Investment in Gish Biomedical, Inc.....................................        455          493
Deferred tax asset, net................................................      1,236        1,568
                                                                           -------      -------
   Total current assets................................................      8,855       19,531

Rental property, net (Note 2)..........................................      8,719        9,029
Property and equipment, net (Note 2)...................................     20,689       10,791
Investment in shareholder affiliate....................................      7,000        7,000
Investment in Angelika Film Center LLC.................................      3,141        3,237
Equity investment in and advances to Agricultural Partnerships (Note 3)         --           --
Capitalized leasing costs, net.........................................        711          811
Intangible assets, net.................................................     10,372       10,847
Other assets...........................................................      2,331        2,676
                                                                           -------      -------
   Total assets........................................................    $61,818      $63,922
                                                                           =======      =======


         See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except per share amounts)

                                                                                 September 30, December 31,
                                                                                     2001          2000
                                                                                 ------------- ------------
                                                                                  (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities........................................   $  4,004      $  5,852
Accrued taxes...................................................................      2,165         2,181
Deferred revenue................................................................        646           585
Note payable to Sutton Hill Associates..........................................      4,500            --
Notes and lease payable--current................................................        313           151
                                                                                   --------      --------
   Total current liabilities....................................................     11,628         8,769
Note payable--noncurrent........................................................     11,028        10,721
Note payable to Sutton Hill Associates..........................................         --         4,500
Note payable to Reading (Note 4)................................................      1,706            --
Straight-line rent liability (Note 8)...........................................        777            --
Other liabilities...............................................................        149           750
Minority interest in consolidated affiliates....................................         68            54
                                                                                   --------      --------
   Total liabilities............................................................     25,356        24,794
                                                                                   --------      --------

Commitments and contingencies
Stockholders' Equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, none outstanding         --            --
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized,
  7,958,379 issued and outstanding..............................................         80            80
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized,
  1,989,585 issued and outstanding..............................................         20            20
Additional paid-in capital......................................................     69,571        69,571
Accumulated deficit.............................................................    (31,135)      (27,986)
Accumulated other comprehensive loss (Note 7)...................................        (76)         (559)
Note receivable from stockholder................................................     (1,998)       (1,998)
                                                                                   --------      --------
   Total stockholders' equity...................................................     36,462        39,128
                                                                                   ========      ========
   Total liabilities and stockholders' equity...................................   $ 61,818      $ 63,922
                                                                                   ========      ========

         See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (dollars in thousands, except per share amounts)

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                        ----------------------  ----------------------
                                                           2001        2000        2001        2000
                                                        ----------  ----------  ----------  ----------
Revenues
   Theater............................................. $    5,548  $    1,317  $   14,884  $    1,317
   Real estate.........................................        682         602       2,041       1,720
   Farm management fee.................................         21           1          78          21
   Consulting income from shareholder..................         --          35          --         104
                                                        ----------  ----------  ----------  ----------
                                                             6,251       1,955      17,003       3,162
                                                        ----------  ----------  ----------  ----------
Operating costs and expenses
   Theater.............................................      4,835       1,680      11,683       1,680
   Real estate.........................................        322         202         887         552
   Depreciation and amortization.......................        475         161       1,461         310
   General and administrative (Note 9).................      1,949         324       5,519         767
                                                        ----------  ----------  ----------  ----------
                                                             7,581       2,367      19,550       3,309
                                                        ----------  ----------  ----------  ----------
Operating loss.........................................     (1,330)       (412)     (2,547)       (147)
Non-operating expense (income)
   (Earnings) loss from investment in and advances for
     the benefit of the Agricultural Partnerships
     (Note 3)..........................................       (365)      2,647        (478)      3,754
   Equity in earnings of AFC...........................        (27)        (15)        (88)        (15)
   Loss on available-for-sale securities (Note 11).....       (852)         --         852          --
   Dividends on REI preferred stock....................       (114)       (227)       (341)       (341)
   Interest income.....................................       (176)       (325)       (389)     (1,026)
   Interest income from shareholder....................        (34)        (79)       (114)       (179)
   Interest expense....................................        410         257       1,104         706
   Other income........................................        (46)         --        (167)         --
                                                        ----------  ----------  ----------  ----------
Loss before income tax and minority interest...........     (1,830)     (2,670)     (2,926)     (3,046)
Income tax expense (benefit) (Note 5)..................         14         (76)        209          --
                                                        ----------  ----------  ----------  ----------
Loss before minority interest..........................     (1,844)     (2,594)     (3,135)     (3,046)
Minority interest......................................          4          --          14           3
                                                        ----------  ----------  ----------  ----------
Net loss............................................... $   (1,848) $   (2,594) $   (3,149) $   (3,049)
                                                        ==========  ==========  ==========  ==========

Basic loss per share (Note 1).......................... $    (0.19) $    (0.38) $    (0.32) $    (0.45)
Weighted average number of shares outstanding..........  9,947,964   7,030,111   9,947,964   6,789,958

Diluted loss per share (Note 1)........................ $    (0.19) $    (0.38) $    (0.32) $    (0.45)
Diluted weighted average number of shares
  outstanding..........................................  9,947,964   7,030,111   9,947,964   6,789,958

         See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (dollars in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                    -----------------
                                                                                      2001     2000
                                                                                    --------  -------
Operating Activities
Net loss........................................................................... $ (3,149) $(3,049)
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Equity (earnings) loss from and provision on advances to the Agricultural
     Partnerships..................................................................     (338)   2,601
   Equity in earnings of AFC.......................................................      (88)     (15)
   Loss on available-for-sale securities (Notes 11)................................     (852)      --
   Depreciation and amortization...................................................    1,461      310
   Other, net......................................................................        6      182
   Minority interest...............................................................       14        3
   Changes in operating assets and liabilities:
       Increase in receivables.....................................................   (1,172)    (791)
       Decrease (increase) in other assets.........................................      293   (1,192)
       Increase (decrease) in liabilities..........................................   (1,627)   2,652
                                                                                    --------  -------
Net cash (used in) provided by operating activities................................   (3,748)     701
                                                                                    --------  -------
Investing activities
   Purchase of Gish Biomedical, Inc. securities....................................       --      (23)
   Purchase of National Auto Credit, Inc. securities...............................       --     (703)
   Purchase of Union Square building...............................................   (7,751)      --
   Purchase of domestic cinema properties..........................................   (1,706)      --
   Payment of City Cinemas option fee and acquisition costs........................       --   (5,829)
   Purchase of Royal George Theatre and Angelika Dallas............................       --   (3,264)
   Purchase of capital assets......................................................     (894)      --
                                                                                    --------  -------
   Net cash used in investing activities...........................................  (10,351)  (9,819)
                                                                                    --------  -------
Financing activities
   Proceeds from borrowings........................................................    1,706       --
   Repayment of long-term borrowings...............................................     (115)     (92)
   Reimbursements from the Agricultural Partnerships...............................    1,002       --
   Advances to Agricultural Partnerships...........................................     (186)      --
   Distribution from AFC...........................................................      184       --
                                                                                    --------  -------
Net cash provided by (used in) financing activities................................    2,591      (92)
                                                                                    --------  -------
Decrease in cash and cash equivalents..............................................  (11,508)  (9,210)
Cash and cash equivalents at beginning of period...................................   16,010   24,732
                                                                                    --------  -------
Cash and cash equivalents at end of period......................................... $  4,502  $15,522
                                                                                    ========  =======
Supplemental Disclosures
Interest paid...................................................................... $    964  $   796
Income taxes paid.................................................................. $    151  $    --

         See accompanying notes to consolidated financial statements.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              September 30, 2001

Note 1--Summary of Significant Accounting Policies

   The consolidated financial statements include the accounts of Citadel Holding Corporation and its consolidated subsidiaries (referred to collectively with its corporate predecessors as "Citadel" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

   Following the acquisition of (a) the Off-Broadway Investments, Inc. (subsequently renamed Liberty Theaters, Inc. and referred to herein as "Liberty Theaters"), (b) the 1/6th interest in the Angelika Film Center LLC ("AFC"), (c) the leasehold or management rights to operate eight cinemas (collectively referred to as the "City Cinemas Transaction") in September 2000, and (d) four U.S domestic cinemas in March 2001, the Company now operates in three business segments: (1) cinema and live theater operation, (2) real estate and (3) agricultural operations (Note 6).

   In October 1996, the Company contributed cash in the amount of $7,000,000 to Reading Entertainment, Inc. ("REI" and collectively, with its corporate predecessors and consolidated affiliates, "Reading") in exchange for 70,000 shares of REI Series A Voting Cumulative Convertible Preferred Stock ("REI Preferred Stock") and a now expired option to transfer all or substantially all of its assets, subject to certain limitations, to REI for REI Common Stock. The Company accounts for its investment in REI at cost.

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

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of September 30, 2001 and December 31, 2000, and the results of its operations and its cash flows for the three and nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the entire year.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required to be in conformity with generally accepted accounting principles in the United States of America. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000 and for the year then ended. Certain amounts in previously issued financial statements have been reclassified to conform to the 2001 financial statement presentation.

  Basic and Diluted Earnings per Share

   Basic earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES earnings applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Options to purchase 155,000 shares of Class A Nonvoting common stock were outstanding at September 30, 2001 at a weighted average exercise price of $2.76 per share. Options to purchase an average of 165,000 shares of Class A and Class B common stock were outstanding during the three and nine months ended September 30, 2000.

   At September 30, 2001, the stock options were not considered dilutive as the exercise price of these options was greater than the market price. Also, during the three and nine months ended September 30, 2001, the Company recorded a net loss and therefore, the effect of these stock options would have been anti-dilutive. Accordingly, the diluted earnings per share for the three and nine months ended September 30, 2001 were calculated using the weighted average number of shares outstanding during the respective periods ended September 30, 2001.

  Recent Accounting Pronouncements

   On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Accounting Financial Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. We expect to adopt SFAS No. 141 and SFAS No. 142 effective January 1, 2002, although certain provisions will be applied to any acquisitions we may close subsequent to June 30, 2001. We also expect to stop amortizing goodwill effective December 31, 2001 but will continue to amortize other intangible assets. The Company is currently assessing, but in view of the pending consolidation transaction (Note 9), has not yet determined the impact of SFAS 141 and 142 on its financial position and results of operations.

   On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and applies to all long-lived assets, including discontinued operations. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that such long-lived assets be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company has not yet determined the impact, if any, the adoption of SFAS No. 144 will have on its results of operations and financial condition.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

Note 2--Rental Property and Property and Equipment

   The table below sets forth the Company's investment in rental property and property and equipment as of the dates indicated (dollars in thousands).

                              September 30, December 31,
                                  2001          2000
-                             ------------- ------------
Rental Property
Land.........................    $ 2,951      $ 2,951
Building and improvements....      7,130        7,099
                                 -------      -------
                                  10,081       10,050
Less accumulated depreciation     (1,362)      (1,021)
                                 -------      -------
Rental property, net.........    $ 8,719      $ 9,029
                                 =======      =======

                              September 30, December 31,
                                  2001          2000
-                             ------------- ------------
Property and Equipment
Land.........................    $ 9,464      $ 4,574
Building.....................      7,060        4,170
Leasehold interest...........      2,018        1,322
Construction-in-progress.....         --          627
Fixtures and equipment.......      2,683          212
                                 -------      -------
                                  21,225       10,905
Less accumulated depreciation       (536)        (114)
                                 -------      -------
Property and equipment, net..    $20,689      $10,791
                                 =======      =======

   The Company purchased (1) four domestic cinemas from Reading on March 8, 2001 for $1,706,000, and (2) the fee interest in the Union Square building on February 13, 2001 for $7,751,000.

   As a result of the series of acquisitions that took place during Fiscal 2000 and 2001, the Company (1) owns four live theaters, (2) has leasehold interests in eight cinemas, and (3) has one leasehold cinema that the Company fitted out and opened for business on August 3, 2001. The Company has options to purchase the land underlying two of its lease cinemas. The land, building and leasehold interests acquired were recorded at their fair values and the four domestic cinemas acquired from Reading were recorded at their purchase price which approximates Reading's book value for these assets.

Note 3--Equity Investment and Advances to Agricultural Partnerships

   At September 30, 2001 and December 31, 2000, the Company had fully reserved for its investment in and advances for the benefit of the Agricultural Partnerships of $2,671,000 and $3,406,000, respectively. The reserve includes the advances under the Crop Financing Line, funding of operating expenses from Big 4 Farming LLC ("Farming"), and the Company's equity investment in the Agricultural Partnerships, adjusted for the Company's share of losses to date. During the nine months ended September 30, 2001, Farming recouped funds that were previously advanced for the benefit of the Agricultural Partnerships for operating expenses and that had been written off as unrecoverable by the Company. As a result of these repayments, the Company recorded a net recovery of $417,000 and $816,000 for the three and nine months ended September 30, 2001.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

   The tables below set forth condensed financial information for the Agricultural Partnerships for the periods indicated (dollars in thousands).

                                                     September 30, December 31,
                                                         2001          2000
                                                     ------------- ------------
 Condensed Balance Sheets
    Cash............................................    $    --      $    --
    Accounts receivable.............................         67           53
    Inventory (cultural costs)......................        399        1,168
    Property and equipment, net.....................      4,922        5,306
    Prepaid and other assets........................         40           52
                                                        -------      -------
        Total assets................................      5,428        6,579
                                                        -------      -------
    Accounts payable and accrued expenses...........        138          139
    Due to Citadel and Farming......................      4,311        4,654
    Loans payable...................................      4,771        4,734
    Partners' deficit...............................     (3,792)      (2,948)
                                                        -------      -------
        Total liabilities and partners' deficit.....    $ 5,428      $ 6,579
                                                        =======      =======

                                                                Three Months    Nine Months
                                                                   Ended           Ended
                                                               September 30,   September 30,
                                                               -------------  ---------------
                                                               2001    2000    2001    2000
                                                               -----  ------  ------  -------
Condensed Statement of Operations:
   Revenue.................................................... $ 996  $  220  $3,842  $ 1,762
   Cost of sales..............................................   730     625   3,458    2,612
                                                               -----  ------  ------  -------
   Gross margin...............................................   266    (405)    384     (850)
   General and administrative expenses........................    89     169     278      356
   Depreciation...............................................   134     134     402      402
   Interest expense...........................................   172     186     548      505
                                                               -----  ------  ------  -------
       Net loss............................................... $(129) $ (894) $ (844) $(2,113)
                                                               -----  ------  ------  -------
Components of Citadel's share of net losses
   40% of net loss............................................    52     357     338      845
   Loan loss (recovery) provision.............................  (386)  2,324    (711)   3,002
   Interest income............................................   (31)    (34)   (105)     (93)
                                                               -----  ------  ------  -------
       Net (earnings) loss from Agricultural Partnerships..... $(365) $2,647  $ (478) $ 3,754
                                                               =====  ======  ======  =======

   The general and administrative expenses of $278,000 and $356,000 for the nine months ended September 30, 2001 and 2000, reflect reimbursement of expenses and fees paid to Big 4 Farming.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

Note 4--Notes Payable

  Note Payable to Reading

   On February 13, 2001, the Company purchased four domestic cinemas from its affiliate, Reading, and in exchange, issued a two year promissory note in the amount of $1,706,000 bearing 8.0% interest, payable quarterly in arrears. The principal plus any unpaid interest is payable in March 2003.

  Commercial Loan

   On October 4, 2001, Liberty Theaters Inc. entered into a $3,500,000 loan agreement with a financial institution. The loan is a 10-year term loan that accrues interest at 7.31% for the first five years with the interest rate to be adjusted in the sixth year. The loan is secured by the second deed to the Union Square building property, and may be prepaid at the end of the fifth year without penalty.

  Commercial Lines-of-Credit

   On September 25, 2001, the Company established a $1,500,000 line-of-credit ("$1.5M LOC") with a financial institution. The $1.5M LOC matures on September 25, 2002 and pays interest on the amounts drawn at LIBOR plus 250 basis points, payable monthly in arrears. The Company is also required to pay a one time closing fee of $5,000 and is required to abide by certain financial covenants. As of September 30, 2001, the Company had no amounts drawn on the $1.5M LOC

   On June 28, 2001, the Company established a $6,000,000 line-of-credit ("$6M LOC") with another financial institution. The $6M LOC matures on June 28, 2002 and pays interest on the amounts drawn at LIBOR plus 250 basis points, payable quarterly in arrears. The Company is also required to pay a 0.5% annual commitment fee on the unused portion of the LOC. As of September 30, 2001, the Company had no amounts drawn on the $6M LOC. The Company's ability to draw on these lines-of-credit is subject to negotiation with the financial institutions, as predominantly due to the effects of the September 11/th/ tragedy, the Company is in technical breach of its financial covenants.

Note 5--Income Tax

   The income tax expense for the three and nine months ended September 30, 2001 amounted to $14,000 and $209,000, respectively, representing a provision for estimated federal and state taxes.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

Note 6--Business Segments

   The table below sets forth certain information concerning the Company's theater, rental real estate, and agricultural operations for the three and nine months ended September 30, 2001 and 2000 (dollars in thousands):

                                                               Three Months Ended September 30,
                                                 -----------------------------------------------------------
                                                   Cinema &     Rental
                                                 Live Theater Real Estate Agricultural Corporate Consolidated
                                                 ------------ ----------- ------------ --------- ------------
2001
Revenues........................................   $ 5,548      $  682      $    21     $    --    $ 6,251
(Loss) earnings before tax and minority interest      (173)        360          386      (2,403)    (1,830)

2000
Revenues........................................   $ 1,317      $  602      $     1          35    $ 1,955
(Loss) earnings before tax and minority interest      (954)        400       (2,646)        530     (2,670)

                                                               Nine Months Ended September 30,
                                                 -----------------------------------------------------------
                                                   Cinema &     Rental
                                                 Live Theater Real Estate Agricultural Corporate Consolidated
                                                 ------------ ----------- ------------ --------- ------------
2001
Revenues........................................   $14,884      $2,041      $    78     $    --    $17,003
(Loss) earnings before tax and minority interest       541       1,154          556      (5,177)    (2,926)

2000
Revenues........................................   $ 1,317      $1,720      $    21     $   104    $ 3,162
(Loss) earnings before tax and minority interest      (954)      1,168       (3,733)        473     (3,046)

   Corporate revenues for the three and nine months ended September 30, 2000 include consulting fee income from Reading.

Note 7--Comprehensive Income

   Generally accepted accounting principals require the Company to classify unrealized gains and/or losses on available-for-sale securities ("AFS") as comprehensive income (Note 11). The following table sets forth the Company's comprehensive income for the periods indicated (in thousands):

                         Three Months Ended Nine Months Ended
                           September 30,      September 30,
                         -----------------  ----------------
                           2001     2000     2001     2000
                         -------   -------  -------  -------
Net loss................ $(1,848)  $(2,594) $(3,149) $(3,049)
Other comprehensive loss     393      (160)     483     (458)
                         -------   -------  -------  -------
                         $(1,455)  $(2,754) $(2,666) $(3,507)
                         -------   -------  -------  -------

Note 8--Acquisitions of Cinema and Live Theatre Assets

  Acquisition of Theater Property

   On February 13, 2001, the Company purchased the fee interest in the Union Square building which houses the Union Square Theatre for $7,751,000.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

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

Note 9--Proposed Consolidation of the Companies

   On August 16, 2001, the Boards of Directors of each of REI, Craig Corp and CHC approved an Agreement and Plan of Merger (the "Merger Agreement") providing for the consolidation of Reading, Craig and Citadel into a single public company. Under the terms of the Merger Agreement, upon the closing of the merger, each holder of Reading common stock will receive 1.25 shares of CHC Class A Nonvoting common stock for each share of REI common stock and each holder of Craig Corp common stock and Craig Corp common preference will receive
1.17 shares of CHC Class A Nonvoting common stock for each share of the Craig Corp common or common preference stock. Holders of CHC Class A Nonvoting common stock and CHC Class B Voting common stock will hold the same shares immediately after the consolidation as they did immediately prior to the consolidation since CHC will be the survivor in the transaction. Consummation of the consolidation is subject to the satisfaction of certain conditions, including the receipt of the requisite stockholder approvals. However, in the Merger Agreement, the holders of 49% of the outstanding voting power of CHC and of a majority of the outstanding voting power of REI and Craig Corp have agreed to vote in favor of the transaction.

   The operations of Craig and Reading will be included in the Company's accounts from the effective merger date. The pro forma information presented below is not necessarily indicative of what the actual financial results would have been, had the consolidation take place on January 1, 2001. Unaudited pro forma operating results for the consolidated company, assuming that the consolidation had occurred on January 1, 2001, are set forth below (dollars in thousands, except for per share amounts).

                                          For Nine Months
                                        Ended September 30,
                                               2001
                                        -------------------
Revenues...............................       $52,703
Net loss...............................        (8,556)
Basic earnings per share...............       $ (0.39)

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

   Had the consolidation of the three companies taken place as of January 1, 2001, the consolidation would have changed the Consolidated Balance Sheet to the following (dollars in thousands):

                                   September 30,
                                       2001
                                   -------------
Cash..............................   $  9,060
Receivables.......................      6,265
Property, plant and equipment.....     82,399
Rental properties, net............      8,719
Property held for development, net     20,215
Intangible assets.................     21,698
Other assets......................     17,689
                                     --------
   Total assets...................   $166,045
                                     ========
Current liabilities...............     22,125
Notes payable.....................     35,665
Non-current liabilities...........     16,392
Minority interest.................      5,008
Stockholders' equity..............     86,855
                                     --------
   Total liabilities & equity.....   $166,045
                                     ========

   On August 3, 2001, approximately two weeks after the joint announcement by Craig, Reading, and Citadel that they had entered into an agreement in principle with respect to the consolidation, Harbor Finance Partners filed a purposed class action complaint in the Nevada State District Court, Clary County, Nevada, styled Harbor Finance Partners, Plaintiff v. James J. Cotter, Robert F. Smerling, S. Craig Tompkins, Scott A. Braley, Robert M. Loeffler, Kenneth S. McCormick, Craig Corporation, and Reading Entertainment, Inc., Case no. A438155. The Harbor complaint alleges that the Reading directors and Craig, as the controlling stockholders of Reading, have breached their respective duties to the stockholders of Reading in various respects, and seeks various remedies, including preliminary and permanent injunctions against the closing of the consolidation and monetary damages.

   Essentially, the Harbor Finance Partners complaint alleges that the defendants are attempting to deceive the plaintiff and the class and deprive them unfairly of their investment in Reading, and that the defendants have further breached their respective duties by:

  . Entering into an agreement that would result in a less than 10% premium for the exchange of their Reading shares for Citadel nonvoting common stock and at an exchange ration that is alleged to be "grossly unfair, inadequate, and substantially below the fair or inherent value of Reading" and that allegedly fails to take into account plaintiff's assertion that "the intrinsic value of the equity of Reading is materially greater than the consideration being considered, taking into account Reading's asset value, liquidation value, its expected growth and the strength of its business:"

  . Failing to negotiate any collar on the stock price movements of Citadel to guarantee that Reading shareholders would receive a premium for their shares;

  . Failing to disclose, "inter alia, the full extent of the future earnings potential of Reading and the expected increase in profitability;" and

  . Entering into a merger transaction which is allegedly an "unlawful plan and scheme to obtain the entire ownership of Reading at the lowest possible price" and which allegedly "deny class members their right to share proportionately in the true value of Reading's valuable assets, profitable business, future growth in profits and earnings, while usurping the same for the benefit of the defendants at an unfair and inadequate price."

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

   Although filed on August 3, 2001, the Harbor Finance Partners' complaint was not served until after the directors of the three companies had approved the execution and delivery of the consolidation agreement. Neither the directors nor management were aware of the existence of the complaint until it was served on August 28/th/.

   On September 5, 2001, Harbor Finance Partners was invited to meet with Reading to discuss their concerns with respect to the consolidation. In preparation for that meeting, Reading entered into a Confidentiality Agreement with Harbor Finance Partners dated September 13, 2001, and on September 17, 2001 forwarded to Harbor Finance Partners the presentations made by Marshall & Stevens to the conflicts committees on May 3, 2001, June 21, 2001 and July 17 and 18, 2001.

   On September 25, 2001, Reading met with legal counsel and a financial advisor to Harbor Finance Partners. During the meeting, Harbor Finance Partners' legal counsel and advisor raised the following concerns on behalf of Harbor Finance Partners:

  . The presence of a "buy-out premium" of less that 10% in light of precedents cited by the financial advisor to Harbor Finance Partners as to the payment of higher premiums in other "buy-out situations;"

  . The use by Marshall & Stevens of six-months trading histories as one element in their determination of the fair exchange ratio recommended to the Reading conflicts committee and the Reading board of directors;

  . The use by Marshall & Stevens of what Harbor Finance Partners took to be "book value" numbers in connection with their "market valuation" of Reading and the lack of assignment of any specific value to the Reading net operating loss carryovers in that "market valuation;" and

  . The scope and extent of the disclosure in the joint proxy statement/prospectus. Specifically, Mr. Houston and Ms. Preston expressed the view that the disclosure was unclear as to the extent to which appraisals were relied upon in valuing Reading, and that they would appreciate greater disclosure regarding the basis for the determination to use a single financial advisor to assist with the setting of the conversion ratios.

   Harbor Finance Partners' legal counsel and financial advisor also stated that in their view, the Reading conversion ratio should have been 1.7 to 1 based on an average of their adjustments for each of the above referenced items.

   During the course of this meeting, Reading expressed its management's view that plaintiff's allegations in the complaint were without merit, and that Reading intended to vigorously defend against plaintiff's lawsuit. Following the meeting, the issues raised by Harbor Finance Partners' legal counsel and financial advisor were brought to the attention of the Reading conflicts committee and the Reading board of directors. After considering the issues raised by Harbor Finance Partners, the Reading conflicts committee and the board of directors have determined to continue moving forward with the consolidation.

   Although no assurances can be given, the management expects that the transaction will close promptly following the annual meeting of stockholders currently scheduled for December 26, 2001. Upon the effectiveness of the merger, the Company's common stock will continue to be listed on the American Stock Exchange.

Note 10--Murray Hill Cinema

   In September 2000, the Company acquired leasehold and option rights with respect to the Murray Hill Cinema as a part of its acquisition of the Manhattan based City Cinemas cinema chain. On May 4, 2001, the Company entered into agreements with Sutton Hill Capital, LLC ("SHC"), certain affiliates of SHC, and East 34/th/ Street Development, LLC (referred to herein collectively with its successors and assignees as the

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

"Purchaser") to transfer to the Purchaser 100% of the fee title in and possessory interests to the Manhattan property commonly known as the Murray Hill Cinema for $10,000,000, plus certain option rights to invest in the project to be developed on that property (the "Project"). The agreements contemplated a closing date of October 22, 2001. The Purchaser has made a $1,000,000 deposit, which will be forfeited in the event of a default by the Purchaser resulting in a termination of its agreement to purchase the Murray Hill Cinema (the Company's portion of any such amount being approximately $500,000). SHC is the Company's landlord in the Murray Hill and certain other of the Company's Manhattan Cinemas, and is owned by Messrs. James J. Cotter and Michael Forman. Messrs. Cotter and Forma each own approximately 16.5% of the equity of the Company.

   In consideration of its transfer of its rights with respect to the Murray Hill Cinema, the Company will, under the terms of the current transactions, receive the following benefits:

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

   The parties have extended the closing to November 16, 2001, and are currently discussing a possible modification to the sale pursuant to which (a) the purchase contract would be assigned to a new purchaser, (b) the closing would be postponed until January 2002, (c) SHC and its affiliates would take back, as a portion of the $10,000,000 purchase price, a $7,500,000 mortgage note, bearing interest at an annual rate of 5%, interest payable monthly in arrears, principal due and payable at the end of two years, (d) the Company would have the right, but not the obligation, to operate the Murray Hill cinema until the mortgage note is paid, for a rent equal to the property taxes and utility charges with respect to the property, (e) the rent payable under the City Cinema Operating Lease would be reduced by $581,250 per year for as long as it is entitled to operate the Murray Hill Cinema, and thereafter by $825,000 per year, (f) the amount of the Company's obligation under its commitment to fund, beginning in 2007, certain loans to SHC will be reduced by $10,000,000 from $28,000,000 to $18,000,000, (g) the exercise price of the Company's option to acquire the real property and assets underlying the City Cinema Operating Lease will be reduced by $10,000,000 from $48,000,000 to $38,000,000, and (h)
the Company would recover at closing cash in the amount of approximately $125,000 and an interest in a promissory note valued at approximately $625,000. Since trailing 12 month earnings before interest, taxes, depreciation and amortization ("EBITDA") generated by the Murray Hill Cinema was approximately $205,000, as calculated at September 30, 2001, it is anticipated that the modified transaction will result in a benefit to the Company's cash flow.

                 CITADEL HOLDING CORPORATION AND SUBSIDIARIES

Note 11--Loss on Available-for-Sale Securities

   Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (''SFAS 115") established the accounting and reporting requirements for investment in equity securities. SFAS 115 requires that the cost basis of individual available-for-sale securities that experience a non-temporary decline in fair value be written down to fair value with the amount of the write-down being included in earnings as a realized loss on the securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   As further described in the notes to the Condensed Consolidated Financial Statements, during the three and nine months ended September 30, 2001 ("2001 Quarter" and "2001 Nine Months", respectively), the Company completed a series of transactions that caused reported results for the 2001 Three Months and 2001 Nine Months and three and nine month periods ended September 30, 2000 ("2000 Quarter" and "2000 Nine Months", respectively) to lack comparability.

  . On September 11, 2001, terrorists attacked the Word Trade Center and the Pentagon. The Company's revenues are significantly dependent on its New York cinema and theater operations which were severely affected by this tragedy. September revenues in the majority of our movie theaters were at 50% of the previous worst monthly result. A production scheduled for one of the Company's live theaters lost its funding and cancelled its opening permanently, resulting in an unanticipated loss in revenue.

     Although the New York-based theaters were the most severely affected, the entire circuit was affected to a lesser degree. Business interruption insurance was only available on four sites in New York that were closed due to government action. To compound the problems, the Company's movie theater in Houston was just recovering from a flood in the downtown area, which had closed the theater for several days and was still affecting admissions adversely.

  . On August 3, 2001, the Company opened an 8-screen cinema in Dallas that it had fitted out during the 2001 Nine Months. Accordingly, the 2001 Quarter and 2001 Nine Months results include one month of operations from this cinema.

  . On March 8, 2001, the Company acquired four domestic cinemas from Reading. Accordingly, the 2001 Quarter and 2001 Nine Months results include operations from these four cinemas.

  . On February 13, 2001, the Company acquired the fee interest in the Union Square building. Accordingly, the 2001 Quarter and 2001 Nine Months results include rental income from the Union Square building.

Results of Operations

   The Company operates four cinemas and three live theaters in Manhattan and as a result of the terrorist attack on the World Trade Center on September 11, 2001, these businesses were temporarily closed for a few days. As of September 30, 2001, the Company had already negotiated a settlement with its insurance carrier for the business interruption experienced as a result of the terrorist attack in Manhattan. The insurance settlement of approximately $75,000 has been recorded as "Other income" in the Statement of Operations for the 2001 Quarter and 2001 Nine Months.

   The World Trade Center attack has adversely affected the cinema and theater business at least temporarily. In the weeks following the attack, attendance has been down not only in Manhattan, but elsewhere in the United States. Management believes that the decline in attendance was the product of a variety of factors including (1) determination by movie goers to follow new events on the television, or to otherwise spend more time with their families in a home setting, and (2) the decision by the major film distributors to push back the release dates of certain films. Although no assurances can be given in this respect, management believes that the terrorist attack of the World Trade Center will not result in a permanent adverse change in cinema and theater attendance. The effect of ongoing concerns about terrorist activities in the United States and elsewhere, however, remained uncertain.

   The tables below summarize the results of operations for each of the Company's principal business for the 2001 and 2000 Quarters and Nine Months (dollars in thousands). Operating costs include costs associated with the day-to-day management of the theaters and rental property. Operating expenses include depreciation and amortization charges as well as general and administrative expenses.

Three Months Ended September 30:
                                         Cinema  Rental
                                         & Live   Real
                                         Theater Estate Agriculture Corporate  Total
                                         ------- ------ ----------- --------- -------
2001 Quarter
Revenues................................ $5,548   $682     $  21     $    --  $ 6,251
Operating costs.........................  4,835    322        --          --    5,157
Operating expenses......................    886     --        --       1,538    2,424
Non-operating expense...................     --     --      (365)        865      500
                                         ------   ----     -----     -------  -------
(Loss) earnings before minority interest $ (173)  $360     $ 386     $(2,403) $(1,830)
                                         ------   ----     -----     -------  -------

                                         Cinema  Rental
                                         & Live   Real
                                         Theater Estate Agriculture Corporate  Total
                                         ------- ------ ----------- --------- -------
2000 Quarter
Revenues................................ $1,317   $602    $     1     $  35   $ 1,955
Operating costs.........................  1,680    202         --        --     1,882
Operating expenses......................    591     --         --      (106)      485
Non-operating expense...................     --     --      2,647      (389)    2,258
                                         ------   ----    -------     -----   -------
(Loss) earnings before minority interest $ (954)  $400    $(2,646)    $ 530   $(2,670)
                                         ------   ----    -------     -----   -------

Nine Months Ended September 30:
                                         Cinema  Rental
                                         & Live   Real
                                         Theater Estate Agriculture Corporate  Total
                                         ------- ------ ----------- --------- -------
2001 Nine Months
Revenues................................ $14,884 $2,041    $  78     $    --  $17,003
Operating costs.........................  11,683    887       --          --   12,570
Operating expenses......................   2,660     --       --       4,320    6,980
Non-operating expense...................      --     --     (478)        857      379
                                         ------- ------    -----     -------  -------
(Loss) earnings before minority interest $   541 $1,154    $ 556     $(5,177) $(2,926)
                                         ------- ------    -----     -------  -------

                                         Cinema  Rental
                                         & Live   Real
                                         Theater Estate Agriculture Corporate  Total
                                         ------- ------ ----------- --------- -------
2000 Nine Months
Revenues................................ $1,317  $1,720   $    21     $ 104   $ 3,162
Operating costs.........................  1,680     552        --        --     2,232
Operating expenses......................    591      --        --       486     1,077
Non-operating expense...................     --      --     3,754      (855)    2,899
                                         ------  ------   -------     -----   -------
(Loss) earnings before minority interest $ (954) $1,168   $(3,733)    $ 473   $(3,046)
                                         ------  ------   -------     -----   -------

  Theater

   For the Company's movie cinema operations, the loss reported in the 2001 Quarter was attributable to (1) the impact of the World Trade Center bombing and ongoing concerns about terrorist activities as discussed previously, (2) the opening of the new Dallas cinema which, although it had a positive cash flow for its first eight weeks of operations of $80,000, reported a loss of approximately $120,000 for the period after taking into account pre-opening expenses and depreciation, and (3) a drop in attendance at the Houston cinema due to a flood which adversely affected access to the parking structure servicing the cinema. The loss in revenue was offset to some extent by an insurance recovery with respect to the temporary closure of certain of the Company's New York facilities and by the abatement of rent in the amount of approximately $25,000 due to the closure of the Houston parking garage. The Houston cinema's parking lot, along with a good section of the downtown Houston, was flooded on June 1, 2001 and was not fully cleaned up until September 15, 2001. The flood kept the downtown traffic to a minimum and negatively impacted the quarterly attendance and revenue at the Houston cinema. The Houston cinema reported a loss of approximately $(147,000) for the 2001 Quarter.

   The decrease in the Company's theater revenue was mainly due to the Royal George Theatre's main stage going dark in May 2001 and due to the cancellation of a production booked in the Minetta Lane Theater due to the September 11th terrorist attack. Although the Company had no shows at the Royal George Theater's main stage for the three months ended September 30, 2001, the Joseph and the Amazing Technicolor Coat started its run on October 26, 2001.

  Real Estate

   The Company has one rental property, an office building located in Glendale, California. In addition, the Company rents out its retail space at the newly acquired Union Square Building for approximately $23,000 per month and retail space at its Royal George complex for approximately $12,000 per month. The 2001 Quarter and 2001 Nine Months real estate operating income of $360,000 and $1,154,000, respectively, remained comparable to that of the 2000 Quarter and 2000 Nine Months.

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

   During the 2001 Quarter and 2001 Nine Months, however, the Company received approximately $321,000 and $816,000, respectively, in net repayment of the working capital advances to the Agricultural Partnerships. These amounts had previously been written off and have now been recorded as recovery of bad debt expense in the 2001 Quarter and 2001 Nine Months. The 2001 Quarter and 2001 Nine Months operating income of $386,000 and $556,000, respectively, is result of the Company's (1) recovery of amounts previously written off as discussed above, (2) write off of the $186,000 of funds advance to the Agricultural Partnerships in February 2000, and (3) the Company's equity pick-up of the Agricultural Partnerships' operating loss.

  Corporate

   All general and administrative, depreciation and amortization expenses of the Company are regarded as corporate expenses, with the exception of the $295,625 per month beneficial lease payments made to Sutton Hill under the City Cinemas agreement which are recorded as general and administrative expenses of the Theater operation.

   The Company's total general and administrative expense of $5,519,000 for the 2001 Nine Months is comprised of (1) $2,661,000 of rent payments to Sutton Hill, and (2) approximately $2,858,000 of general and administrative expenses incurred by the operations, which includes approximately $1,339,000 of allocated expenses from Craig under the management service arrangement. The Company's total general and administrative expense of $1,949,000 for the 2001 Quarter is comprised of (1) $887,000 of rent payments to Sutton Hill, and (2) approximately $490,000 of allocated expenses from Craig under the management service arrangement. The increase in general and administrative expenses from the 2000 Quarter and 2000 Nine Months is due to the acquisition of cinemas and theaters and the increased allocation of costs from Craig reflecting the human resources needed to support the Company's expanded operations.

   In the 2001 Quarter, the Company determined that its investment in 583,900 shares of Gish Biomedical, Inc. ("Gish") stock suffered a non-temporary decline in fair value. Accordingly, the Company recorded an asset impairment loss of $852,000 to write down the book value of its Gish securities to $1.00 per share.

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

   Consistent with this strategic decision, during the first quarter of 2001 and third and fourth quarters of 2000, the Company (1) acquired four domestic cinemas from its affiliate Reading, (2) purchased the Union Square building,
(3) acquired a 1/6th interest in AFC, (4) entered into various agreements under which it now operates the City Cinemas cinema chain, (5) acquired three live theaters located in Manhattan, (6) acquired the Royal George Theatre in Chicago, and (7) acquired the rights, previously held by Reading, to complete the fit out and to then operate a cinema complex located in Dallas. The Dallas cinema complex opened on August 3, 2001. Consistent with its current activities, the Company may seek to deploy certain of its remaining liquidity to acquire one or more cinema or live theater assets.

   Furthermore, the Company is currently in the process of obtaining the shareholders' approval to consolidate with Reading Entertainment Inc. and Craig Corporation, its affiliate companies, through a merger of equals transaction. Although no assurances can be given that the merger will be consummated, the stockholders controlling a majority of the voting power of Craig and Reading ( approximately 49% of the voting power of the Company) have agreed to vote to approve the merger. The management anticipates that the combined companies will decrease their annual general and administrative expenses by at least $1,000,000 by eliminating duplicative costs and be in a position to deploy their financial and personnel resources more efficiently. The merger, and the reasons for and the risks involved in the merger, are described in greater detail in the preliminary proxy statement and registration statement filed by the Company, Craig and Reading with the Securities Exchange Commission on August 28, 2001, as the same may be amended or supplemented from time to time. Information about the third quarter results of Craig and Reading, and recent events affecting those companies are set out in the reports on Form 10-Q for such period, which reports are being filed simultaneously herewith. The merger is expected to be completed in December 2001.

   With respect to the Company's agricultural operations and the Company's investment in the Partnerships, the Company is currently reviewing the situation but currently intends to continue providing the funding required to harvest the 2001-2002 crop as long as Visalia continues to fund its 20% share of such amounts. The Agricultural Partnerships are also reviewing, among other things, the disposition of all or substantially all of their properties. However, it is not currently anticipated that the properties could be sold at any material premium to the debt owed to the holder of the first trust deed on the property.

  Capital Resources and Liquidity

   Since December 31, 1999, the Company's cash and cash equivalents have decreased from $24,732,000 to $4,502,000 at September 30, 2001, principally due to the Company's acquisition of various cinema and live theater assets. In the near term, the Company expects to utilize its remaining liquidity to complete tenant improvements required to be made to its remaining rental property, to fund working capital as needed, and possibly to acquire further cinemas and theater assets.

   Though the Company has historically funded, with Visalia, the operating losses of the Partnerships, the Company and Visalia currently intend to operate the Big 4 Properties only at a level consistent with the cash flows produced from those properties.

   At September 30, 2001, the Company had, in addition to its cash and cash equivalents, unused $7,500,000 lines-of-credit with two financial institutions. The Company's ability to draw on its lines-of-credit is subject to negotiation with the financial institutions as, predominantly due to the effects of the September 11th tragedy, the Company is in technical breach of its financial covenants. In October 2001, the Company obtained a $3,500,000 mortgage on its Union Square property. The Company is in discussions with Sutton Hill Associates ("SHA") to extend the $4,500,000 note payable on July 28, 2002 for a further six months. SHA has expressed a willingness to accommodate such a request. Although no assurance can be given in this respect, the Company anticipates that it will be able to meet its current obligations from the cash flows generated by the Company's operations.

   In 2000, the administrative offices of Reading were moved to Los Angeles and the general and administrative functions and staffs of the three companies were consolidated and substantially all of the general and administrative employees of the three companies were moved to the Craig payroll. The costs of these employees, as well as general and administrative expenses such as executive office space rent, are now allocated among the various members of the Craig Group of Companies based upon the relative amounts of time spent by these employees on the business of such companies. These allocations are made in the first instance by management and are reviewed periodically by the Conflict Committees of the Boards of Directors of Craig, Reading and Citadel.

   On August 16, 2001, the Boards of Directors of each of REI, Craig Corp and CHC approved an Agreement and Plan of Merger (the "Merger Agreement") providing for the consolidation of Reading, Craig and Citadel into a single public company. Under the terms of the Merger Agreement, upon the closing of the merger, each holder of Reading common stock will receive 1.25 shares of CHC Class A Nonvoting common stock for each share of REI common stock and each holder of Craig Corp common stock and Craig Corp common preference will receive
1.17 shares of CHC Class A Nonvoting common stock for each share of the Craig Corp common or common preference stock. Holders of CHC Class A Nonvoting common stock and CHC Class B Voting common stock will hold the same shares immediately after the consolidation as they did immediately prior to the consolidation since CHC will be the survivor in the transaction. Consummation of the consolidation is subject to the satisfaction of certain conditions, including the receipt of the requisite stockholder approvals. However, in the Merger Agreement, the holders of 49% of the outstanding voting power of CHC and of a majority of the outstanding voting power of REI and Craig Corp have agreed to vote in favor of the transaction.

   On August 3, 2001, approximately two weeks after the joint announcement by Craig, Reading, and Citadel that they had entered into an agreement in principle with respect to the consolidation, Harbor Finance Partners filed a purposed class action complaint in the Nevada State District Court, Clary County, Nevada, styled Harbor Finance Partners, Plaintiff v. James J. Cotter, Robert F. Smerling, S. Craig Tompkins, Scott A. Braley, Robert M. Loeffler, Kenneth S. McCormick, Craig Corporation, and Reading Entertainment, Inc., Case no. A438155. The Harbor complaint alleges that the Reading directors and Craig, as the controlling stockholders of Reading, have breached their respective duties to the stockholders of Reading in various respects, and seeks various remedies, including preliminary and permanent injunctions against the closing of the consolidation and monetary damages.

   Essentially, the Harbor Finance Partners complaint alleges that the defendants are attempting to deceive the plaintiff and the class and deprive them unfairly of their investment in Reading, and that the defendants have further breached their respective duties by:

  . Entering into an agreement that would result in a less than 10% premium for the exchange of their Reading shares for Citadel nonvoting common stock and at an exchange ration that is alleged to be "grossly unfair, inadequate, and substantially below the fair or inherent value of Reading" and that allegedly fails to take into account plaintiff's assertion that "the intrinsic value of the equity of Reading is materially greater than the consideration being considered, taking into account Reading's asset value, liquidation value, its expected growth and the strength of its business:"

  . Failing to negotiate any collar on the stock price movements of Citadel to guarantee that Reading shareholders would receive a premium for their shares;

  . Failing to disclose, "inter alia, the full extent of the future earnings potential of Reading and the expected increase in profitability;" and

  . Entering into a merger transaction which is allegedly an "unlawful plan and scheme to obtain the entire ownership of Reading at the lowest possible price' and which allegedly "deny class members their right to share proportionately in the true value of Reading's valuable assets, profitable business, future growth in profits and earnings, while usurping the same for the benefit of the defendants at an unfair and inadequate price."

   Although filed on August 3, 2001, the Harbor Finance Partners' complaint was not served until after the directors of the three companies had approved the execution and delivery of the consolidation agreement. Neither the directors nor management were aware of the existence of the complaint until it was served on August 28th.

   On September 5, 2001, Harbor Finance Partners was invited to meet with Reading to discuss their concerns with respect to the consolidation. In preparation for that meeting, Reading entered into a Confidentiality Agreement with Harbor Finance Partners dated September 13, 2001, and on September 17, 2001 forwarded to Harbor Finance Partners the presentations made by Marshall & Stevens to the conflicts committees on May 3, 2001, June 21, 2001 and July 17 and 18, 2001.

   On September 25, 2001, Reading met with legal counsel and a financial advisor to Harbor Finance Partners. During the meeting, Harbor Finance Partners' legal counsel and advisor raised the following concerns on behalf of Harbor Finance Partners:

  . The presence of a "buy-out premium" of less that 10% in light of precedents cited by the financial advisor to Harbor Finance Partners as to the payment of higher premiums in other "buy-out situations;"

  . The use by Marshall & Stevens of six-months trading histories as one element in their determination of the fair exchange ratio recommended to the Reading conflicts committee and the Reading board of directors;

  . The use by Marshall & Stevens of what Harbor Finance Partners took to be "book value" numbers in connection with their "market valuation" of Reading and the lack of assignment of any specific value to the Reading net operating loss carryovers in that "market valuation;" and

  . The scope and extent of the disclosure in the joint proxy statement/prospectus. Specifically, Mr. Houston and Ms. Preston expressed the view that the disclosure was unclear as to the extent to which appraisals were relied upon in valuing Reading, and that they would appreciate greater disclosure regarding the basis for the determination to use a single financial advisor to assist with the setting of the conversion ratios.

   Harbor Finance Partners' legal counsel and financial advisor also stated that in their view, the Reading conversion ratio should have been 1.7 to 1 based on an average of their adjustments for each of the above referenced items.

   During the course of this meeting, Reading expressed its management's view that plaintiff's allegations in the complaint were without merit, and that Reading intends to vigorously defend against plaintiff's lawsuit. Following the meeting, the issues raised by Harbor Finance Partners' legal counsel and financial advisor were brought to the attention of the Reading conflicts committee and the Reading board of directors. After considering the issues raised by Harbor Finance Partners, the Reading conflicts committee and the board of directors have determined to continue moving forward with the consolidation.

   The Company's management expects the Company's general and administrative expense to decrease further in 2002, following the pending consummation of the consolidation of the three companies. Taking into account all of the duplicated costs associated with maintaining three separate public companies--having three sets of board of directors, maintaining listings on three separate exchanges, filing three sets of quarterly and annual reports, incurring costs for three annual shareholders' meetings, etc.--the Company's management expects to decrease the total general and administrative expense by approximately $1,000,000 annually across the three companies once the consolidation is complete. Although no assurances can be given, the management expects that the transaction will close in the fourth quarter of 2001.

   On November 9, 2001, Craig and Reading each received Examination Reports from the Internal Revenue Service (the "IRS") with respect to the IRS' audit of the Craig federal tax return for the tax year ended June 30, 1997 and the Reading federal tax return for the tax year ended December 31, 1996. With respect to both Craig and Reading, the principal focus of these audits was the treatment of the contribution by Reading Entertainment, Inc. to Reading Australia of certain preferred stock in Stater Bros. Inc. (the "Stater Stock") acquired by Reading Entertainment, Inc. from Craig Corporation in late 1996 in connection with a private placement by Reading Entertainment of its common and preferred stock, and the subsequent repurchase by Stater Bros. Inc. from Reading Australia of that Stater Stock. The Examination Reports, which do not constitute a final determination of Craig's or Reading's tax liability, propose a reallocation from Reading to Craig of the gain realized on the disposition of the Stater Stock, resulting in a proposed increase in the tax liability of Craig of approximately $21,000,000, plus interest and a proposed decrease in the tax liability of Reading of approximately $2,000,000, plus interest. Craig and Reading believe, based on the experience of experienced and respected tax counsel, that their treatment of the transactions under audit was correct, and while Reading does not intend to dispute its right to a refund, as a practical matter it is unlikely, in management's view, that the right of Reading to a refund will be finally resolved absent a final resolution of the IRS' proposed adjustments with respect to Craig. Craig intends to appeal and to vigorously contest the IRS' proposed change in its tax liability. The Examination Reports are discussed in greater detail in the Company's report on Form 10Q for the quarter and nine months ended September 30, 2001.

   The potential that the IRS might take the position currently stated in its Examination Reports was taken into consideration by the management of Craig, Citadel and Reading, and by the respective special committees and boards of directors of Craig, Citadel and Reading in adopting the exchange ratios contemplated by the Merger Agreement, and is not anticipated to interfere with the consummation of the consolidation provided for by the Merger Agreement.

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

   The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, continuing effects of the September 11th tragedy, delays in obtaining leases, finalization of the sale of properties, the impact of competition, ability to resolve IRS audits favorably, market and other risks associated with the Company's investment activities including the investment and advances to the Agricultural Properties, the consummation of the proposed consolidation plan with Craig and Reading, and other factors described herein.

                          PART II--Other Information

Item 1--Legal Proceedings

  Harbor Finance Partners

   On August 3, 2001, Harbor Finance Partners filed a purposed class action complaint in the Nevada State District Court, Clary County, Nevada, styled Harbor Finance Partners, Plaintiff v. James J. Cotter, Robert F. Smerling, S. Craig Tompkins, Scott A. Braley, Robert M. Loeffler, Kenneth S. McCormick, Craig Corporation, and Reading Entertainment, Inc., Case no. A438155. The Harbor complaint alleges that the Reading directors and Craig, as the controlling stockholders of Reading, have breached their respective duties to the stockholders of Reading in various respects, and seeks various remedies, including preliminary and permanent injunctions against the closing of the consolidation and monetary damages.

   Essentially, the Harbor Finance Partners complaint alleges that the defendants are attempting to deceive the plaintiff and the class and deprive them unfairly of their investment in Reading, and that the defendants have further breached their respective duties by (1) entering into an agreement that would result in a less than 10% premium for the exchange of their Reading shares for Citadel nonvoting common stock and at an exchange ration that is alleged to be "grossly unfair, inadequate, and substantially below the fair or inherent value of Reading" and that allegedly fails to take into account plaintiff's assertion that "the intrinsic value of the equity of Reading is materially greater than the consideration being considered, taking into account Reading's asset value, liquidation value, its expected growth and the strength of its business:" (2) failing to negotiate any collar on the stock price movements of Citadel to guarantee that Reading shareholders would receive a premium for their shares; (3) failing to disclose, "inter alia, the full extent of the future earnings potential of Reading and the expected increase in profitability;" and (4) entering into a merger transaction which is allegedly an "unlawful plan and scheme to obtain the entire ownership of Reading at the lowest possible price' and which allegedly "deny class members their right to share proportionately in the true value of Reading's valuable assets, profitable business, future growth in profits and earnings, while usurping the same for the benefit of the defendants at an unfair and inadequate price."

   For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company's Form 10-K for the fiscal year ended December 31, 2000.

Item 2--Change in Securities

   Not applicable.

Item 3--Defaults upon Senior Securities

   Not applicable.

Item 4--Submission of Matters to a Vote of Securities Holders

   Not applicable.

Item 5--Other Information

   Not applicable.

Item 6--Exhibits and Reports on Form 8-K

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

                                          CITADEL HOLDING CORPORATION

Date: November 15, 2001
                                                    /s/ JAMES J. COTTER
                                          By: _________________________________
                                                      James J. Cotter
                                                  Chief Executive Officer

Date: November 15, 2001
                                                  /s/ ANDRZEJ MATYCZYNSKI
                                          By: _________________________________
                                                    Andrzej Matyczynski
                                                  Chief Financial Officer