Form 10-K
period 2001-12-31
READING INTERNATIONAL INC
filed 2002-03-29
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to

Commission File No. 1-8625

Reading International Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-3885184 (I.R.S. Employer Identification Number)

550 South Hope Street, Suite 1825 Los Angeles, CA (Address of principal executive offices)	90071 (Zip Code)

Registrant’s telephone number, including Area Code:

(213) 235-2240

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Nonvoting Common Stock, $0.01 par value	American Stock Exchange
Class B Voting Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K.     ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 14, 2002, there were 20,484,993 shares of Class A Nonvoting Common Stock, par value $.01 per share and 1,336,331 shares of Class B Voting Common Stock, par value $.01 per share, outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was $52,264,271 as of March 14, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

None.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2001

PART I

Item 1 — Business

General

      Reading International, Inc., a Nevada corporation (“RII” and collectively with its consolidated subsidiaries and corporate predecessors, the “Company” or “Reading”), is the corporate successor to the Reading Railroad, initially organized in Pennsylvania in 1833. The current RII was incorporated in 1999 and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”), is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc., Craig Corporation, and Citadel Holding Corporation. These businesses consist primarily of:

•	the development, ownership and operation of cinemas in the United States, Australia, New Zealand and Puerto Rico;

•	the development, ownership and operation of cinema based entertainment centers in Australia and New Zealand,

•	the ownership and operation of “Off Broadway” style live theaters in Manhattan and Chicago; and

•	as a business ancillary to its ownership and operation of cinemas, entertainment centers and live theaters, the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States.

      Prior to the Consolidation, Reading Entertainment, Inc., Craig Corporation, and Citadel Holding Corporation were separate publicly traded companies, but had overlapping managements and share ownership.

      Reading considers itself to be essentially a cinema and theater operating company with a hard asset emphasis. Immediately following the Consolidation, Reading had assets of approximately $170,595,000 and stockholders equity of approximately $91,125,000. Approximately 67% of this book value, or $115,000,000, consists of real estate, improvements to real estate and equipment. Approximately 42% of this book value, or $72,090,000, is represented by assets located in Australia and New Zealand. Reading currently operates (directly or indirectly through joint ventures) 231 screens in thirty six cinema complexes. Reading’s real estate holdings include approximately 234,162 square feet of developed retail and office space in Australia, New Zealand and the United States and approximately 2,562,197 square feet of developable land located in various urbanized areas of Australia and New Zealand.

      RII was initially incorporated in 1999 as Citadel Holding Corporation, a Nevada corporation, and changed its name to Reading International, Inc. in connection with the Consolidation. This Nevada corporation was itself the successor of Citadel Holding Corporation, a Delaware corporation (“CHC Delaware”) which in January 2000 reincorporation under the Laws of Nevada and, incident to that reincorporation, reclassified its common stock into 5,335,939 shares of Class A Non-Voting Common Stock, par value $0.01 per share (the “Class A Stock”) and 1,333,985 shares of Class B Voting Common Stock, par value $0.01 per share (the “Class B Stock”). On September 20, 2000, RII (while still operating as Citadel Holding Corporation) issued 2,622,466 shares of its Class A Stock and 655,616 shares of its Class B Stock to acquire, through a subsidiary merger, the assets and business of Off Broadway Investments, Inc., which thereafter changed its name to Liberty Theaters, Inc. As previously mentioned, on December 31, 2001, RII (still then known as Citadel) consolidated with Craig Corporation (“CRG” and collectively with its consolidated subsidiaries “Craig”) and Reading Entertainment, Inc. (“REI and collectively with its consolidated subsidiaries “Old Reading”), and changed its name from “Citadel Holding Corporation” to “Reading International, Inc.,” the name by which it is known today. The Consolidation was structured as a taxable merger of CRG and REI with newly formed subsidiaries of RII in which the holders of CRG common stock, CRG common preference stock and REI common stock received 15,094,432 shares of RII Class A common stock, increasing the total amount of Class A common stock outstanding to 20,484,993 shares. In the Consolidation, each holder of REI common stock received 1.25 shares of RII Class A common stock, and each holder of Craig common stock and Craig common preference stock received 1.17 shares of RII Class A common stock. Set out below are two charts showing the organization of Craig, Old Reading and Citadel immediately before and immediately after the Consolidation.

BEFORE CONSOLIDATION

*	Includes common shares and common preference shares owned by Hecco Ventures, with respect to which Mr. Cotter has voting control.

AFTER CONSOLIDATION

*	Includes nonvoting shares owned by Hecco Ventures.

      Reading’s Class A common stock and Class B common stock are listed for trading on the American Stock Exchange under the symbols RDI.A and RDI.B. Reading’s principal executive offices are located a 550 South Hope Street, Suite 1825, Los Angeles, California 90071. Its general telephone number is (213) 235-2240.

BACKGROUND OF THE COMPANY AND RECENT MATERIAL TRANSACTIONS

General

      Reading is the product of the consolidation of three companies, Reading Entertainment, Craig Corporation and Citadel Holding Corporation. Prior to the consolidation, each of these companies was a separate publicly traded company, but with overlapping stock ownership, management and control. In 2001, it was determined that it would be in the best interests of the three companies, and their respective stockholders, if they were to consolidated into a single public company in a merger-of-equals transaction. That transaction was consummated on December 31, 2001, when Craig Corporation and Reading Entertainment each merged with wholly owned subsidiaries of Citadel.

      While Citadel is technically the surviving company, it changed its name to Reading International, Inc. incident to the consolidation, to reflect the fact that the great bulk of the operating assets of the consolidated company belonged to Reading Entertainment, Inc. prior to the consolidation. Accordingly from a business point of view, the surviving business is principally that of Reading Entertainment. As a result, the textual description of the history and background of the business of the newly consolidated Company set forth in this report, draws principally from the history and background of Reading Entertainment, rather than Citadel Holding Corporation.

      Citadel, prior to the sale of substantially all of its interest in Fidelity Federal Bank in 1994, was a savings and loan holding company. Following the sale of its interest in Fidelity, Citadel was principally in the real estate business, owning and operating commercial real estate, and providing real estate advisory services to its affiliate, Old Reading. During this period, Citadel also acquired in 1997 an interest in a California citrus farm known as the Big 4 Ranch, and in 1998 an interest in a Southern California based medical device manufacturer, Gish Biomedical, Inc. In 2000, Citadel entered the cinema exhibition and live theater business, principally taking advantage of opportunities for investment in these industries in the United States which, though attractive, were not practically available to Old Reading due to capital restraints.

      With the completion of the Consolidation, the Company now has total assets of $170,595,000, stockholder equity of $91,125,000 and pro forma 2001 gross revenues of $70,291,000.

Historic Railroad Activities

      Prior to 1976, Reading was principally in the transportation business, owning and operating Reading Railroad. Following the disposition of substantially all of its rolling stock and active rail lines in 1976, Reading pursued a number of endeavors including the development of One Reading Center, a 600,000 square foot office complex located in Philadelphia, and initiated the activities which led to the development of the Pennsylvania Convention Center on land originally utilized by the Company for railroad purposes. Since 1976, the Company has steadily reduced its railroad real estate holdings.

The Move to Cinema Exhibition and Entertainment Center Development

      In 1993, following the sale of its last major railroad real estate asset — the historic Reading Terminal Headhouse in downtown Philadelphia — Reading entered the real estate based segment of the entertainment industry. Since that date, Reading has:

(1) developed a chain of multiplex cinemas in Australia and New Zealand currently comprising 116 screens in seventeen cinemas and featuring principally conventional film products (“Reading International Cinemas”);

(2) developed a chain of principally art and urban cinemas including the Angelika Film Center & Café complexes in Manhattan, Dallas and Houston (the “Reading Domestic Cinemas”), currently comprised of 63 screens in twelve complexes;

(3) acquired and expanded a chain of multiplex cinemas in Puerto Rico currently comprising 52 screens in seven cinemas and featuring conventional film product (“CineVista”);

(4) acquired seven “off Broadway” style live theaters, located in four fee owned complexes, three in Manhattan and one in Chicago;

      In Australia and New Zealand, Reading is also in the business of developing entertainment centers, typically consisting of a multiplex cinema, complementary restaurant and retail uses, and convenient parking, all located on land owned or controlled by the Company. Reading opened the cinema portion of its first entertainment center in Perth in December 1999, and the cinema portion of a second and substantially larger entertainment center in Auburn, a suburb of Sydney, in September, 2000. A third complex was opened in Wellington, New Zealand, in March 2002. These three entertainment centers have, in the aggregate, approximately 114,646 square feet of restaurant and retail space (in addition to their cinema components), approximately 56% or 64,132 square feet of which is currently under lease or agreement to lease. The Wellington entertainment center also includes a nine level, 1,086 space parking garage, which serves as an independent source of revenue providing parking to neighboring businesses and the Tepapa museum.

      Reading, where feasible, prefers to own the land underlying its cinemas and live theaters. This means that many of Reading’s projects

•	are more capital intensive,

•	during the development phase, have longer lead times and entail greater development risks, and

•	have, at least initially, lower cash returns

than those of more leveraged companies focusing on the development of cinemas in leased facilities in established or newly developed malls. Reading believes that these risks are reasonably offset by the greater control and flexibility that the ownership of such sites provides to the Company and by the opportunity given to the Company to participate in the enhancement to the value of such land anticipated to result from the consumer traffic generated by a successful cinema operation and/or the passage of time.

      To date, the Company has acquired five sites in Australia and New Zealand for development as entertainment centers. These sites (which include the entertainment centers at Perth, Auburn and Wellington, currently in the leasing phase of their development) represent approximately 963,814 square feet of land area. In addition, the Company owns a 50-acre parcel in Melbourne, which, while originally purchased as a possible entertainment center site, is currently being held as a potential site for mixed-use development, likely to be comprised of residential, office and retail components. The Company is currently reviewing its land holdings in light of competitive condition in Australia, and may elect to sell to other developers some or all of the land and other interest in real property currently being held for future development as entertainment centers. Accordingly, no assurance can be given that the Company will build any additional entertainment centers in Australia or New Zealand.

Reading’s Decision to Move out of Puerto Rico

      Reading has determined to focus its future cinema exhibition activities on Australia, New Zealand and the United States. This decision was made in large part due to the competitive situation in Puerto Rico, where one competitor has acquired a greater than 82% market share and continues to build in an already overbuilt cinema market. While Reading has sought relief in the Puerto Rican courts, alleging violation of applicable antitrust laws, it is unlikely, given the pace of antitrust litigation in Puerto Rico, that assistance will be forthcoming within a time frame that would justify continued investment in Puerto Rico by Reading. Accordingly, Reading intends to exit the Puerto Rican market, when feasible. In 1999, Reading wrote down its investment in Puerto Rico from approximately $34,000,000 to approximately $3,000,000. While Reading is currently in preliminary discussions with a potential acquirer concerning the potential sale of substantial portions of its CineVista circuit, no assurances can be given that those discussions will result in a transaction. Reading intends, even if it is successful in disposing of its Puerto Rico assets, to continue its antitrust litigation in an attempt to recoup some portion of its losses in Puerto Rico. Again, no assurances can be given as to the ultimate outcome of that litigation.

Certain Historic Investments and Businesses

      In addition to its principal cinema and entertainment center development activities, Reading continues to wind up its historic railroad related activities, including the sale or other exploitation of its residual real estate interests. Reading currently owns approximately 458 acres of land previously used in connection with its railroad related activities, most of which is located in Delaware and Pennsylvania.

      Reading also owns a 95,752 square foot office building with an associated 378 space parking garage and a 50 space parking lot, in Glendale, California, which is fully leased, and a fifty-acre property assemblage located in the greater Melbourne, Australia area. Originally acquired in 1996 as a potential entertainment center site, the Melbourne property is currently held for non-cinema related development. The Company believes this site to be the largest site available for development in the greater Melbourne metropolitan area, and to have a value substantially in excess of its book value of approximately $4,861,000 (AUS$9,500,000). Reading currently intends to explore the development of the property on a mixed-use basis (residential, office and retail), with one or more experienced Australian developers..

      Reading also owns certain non-entrainment assets, which were acquired by Citadel Holding Corporation prior to its determination to enter the cinema and live theater businesses. These include investments in the agriculture and health care sectors. Reading currently intends, ultimately, to divest these assets, in order to focus on its entertainment related businesses and not to commit further capital to either of these sectors.

      In 1997, Citadel Holding Corporation acquired a 40% general partnership interest in three agricultural partnerships (the “Agricultural Partnerships”), and an 80% membership interest in the farming company,

Big 4 Farming, LLC (“Big 4 Farming”), which manages and farms the properties owned by the Agricultural Partnerships. The Agricultural Partnerships currently own approximately 1,600 acres of property in Kern County California, approximately 1,100 acres of which are improved with citrus orchards (“Big 4 Ranch”). The Big 4 Ranch assets are currently held for sale by Reading, and its operations are not material to the Company. No assurances can be given that Big 4 Ranch will be sold in the near term and, even if it does sell, it is not anticipated that the proceeds will necessarily be in an amount in excess of the indebtedness currently associated with that investment. At the present time, Reading carries its investments in the Agricultural Partnerships at $0.

      In 1998, Citadel Holding Corporation acquired 398,850 shares representing approximately 11.6% of the outstanding shares of Gish Biomedical, Inc. (“Gish”). From time to time Citadel purchased additional Gish shares, and the Company currently holds 583,900 shares representing approximately 16.3% of the outstanding shares of Gish. The initial purchase transaction was brought to Citadel by Value Asset Fund Limited Partnership (“VAF”), which currently owns approximately 587,300 shares representing approximately 16.4% of the outstanding shares of Gish. Citadels investment in Gish was acquired at a cost of approximately $1,435,000 or $2.46 per share. Reading currently carries this investment at $496,000 or $0.84 per share. The Gish investment is a completely passive investment on the part of Reading. Except for James J. Cotter, Jr. (the son of James J. Cotter, the Chairman and Chief Executive Officer of Reading and a director of RII since March 2001) who served as a Gish director until his resignation on March 7, 2002, neither Reading nor any of its officers or directors has any involvement or participation in the management or strategic direction of Gish. VAF, on the other hand, has been actively involved in the management and strategic direction of that company. Reading is advised that VAF desires to sell Gish, and is actively working to bring about such a transaction. However, no assurances can be given that any such disposition transaction will be forthcoming. At the present time, Reading intends to continue to hold its investment in Gish, in anticipation that VAF will be able to bring about a successful resolution of that investment. However, no assurances can be given that such a result will be achieved.

Reading’s Focus Moving Forward

      Reading sees itself principally as a cinema exhibition and live theater exhibition company, but with a focus on real estate oriented assets. Currently, Reading owns, or has the option to acquire at a fixed price, the fee interest in eight of its cinemas. Reading holds another three cinemas under long-term leases that permit a change of use of the property. In addition, Reading owns:

•	The fee interest in all of its live theater complexes (three of which are located in Manhattan and one of which is located in Chicago);

•	Three in-fill development sites in Australia (including a 50 acre parcel in suburban Melbourne);

•	Additional developable land contiguous to its Auburn and Wellington entertainment centers (95,530 and 37,675 square feet, respectively);

•	A 95,752 square foot office building in Glendale, California; and

•	Various miscellaneous land holdings related to its historic railroad activities.

      Unlike many other cinema exhibition companies, which have chosen to leverage themselves with both bank finance and cinema leases, Reading prefers to own the properties on which its operating assets are located. And, while it considers itself to be primarily in the cinema and live theater operating businesses, Reading also looks to build shareholder value through the appreciation of its real estate holdings and the opportunistic sale or development of these properties as dictated by their highest and best use from time to time.

      An example of Reading’s business plan was its acquisition and subsequent disposition of the Murray Hill cinema on 36th Street in Manhattan. That cinema was acquired in September 2000 as part of a package of Manhattan cinemas known as City Cinemas. The transaction is an operating lease with option to purchase. A value of approximately $4,500,000 was ascribed to the Murray Hill cinema in that transaction. In February

2002, the Murray Hill cinema was sold by the landlord in a transaction which produced value for Reading in excess of $10,000,000, plus the right (a) to continue to operate the Murray Hill cinema free of any occupancy charges, other than the payment of utilities and property taxes, for a period of up to two years or the earlier development of the property, and (b) to elect to either receive either an additional $500,000 payment or, in the alternative, to purchase at par a 25% interest in the resulting combined development of the Murray Hill site and a contiguous 3,703 square foot parcel. These two parcels aggregate approximately 11,173 square feet, and should support, under current zoning, a project of up to 111,730 square feet.

      Reading intends to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where it can acquire either the fee interests underlying such operating assets, or long term leases, which include provisions providing flexibility with respect to the usage of such leasehold estates. Reading intends to dispose of its interests in Puerto Rico (all of which are cinema leases), its agricultural activities and assets and its investment in Gish. Reading may dispose, from time to time, or put to alternative use its interests in its various operating assets, in order to realize the real estate values of such assets.

Financing Structure and Sources

      Reading currently uses a combination of fixed rate first mortgage finance and lines of credit to finance its assets and operations. Typically, Reading has used local currency financings with respect to its international activities. Accordingly, at the present time Reading’s borrowings may be summarized as follows:

      1.     Domestic Based Borrowings:

•	$11 million non-recourse first mortgage loan secured by its Glendale office building;

•	$4.5 million loan secured by a portion of Reading’s interest in the Angelika Film Centers LLC (the owner of the Angelika Film Center & Café in the Soho district of Manhattan.

•	$4.05 million non-recourse first mortgage loan secured by the Big 4 Ranch;

•	$3.5 million non-recourse first mortgage loan secured by its Union Square property, located at 100 E. 17th Street, New York, New York.

•	$1.5 million bank line of credit to its live theater subsidiary, Liberty Theaters; and

      2.     Australian Based Borrowings:

•	AUS$30 million revolving bank line of credit loan to Reading Entertainment Australia Pty., Limited (“REA”) secured by a fixed and floating lien on all of the assets of REA and of its wholly owned subsidiaries. REA currently holds, directly or indirectly, all of Reading’s real estate and operating interests in Australia.

      3.     New Zealand Based Borrowings:

•	NZ$34.5 million bank credit facility to Reading New Zealand Limited (collectively with its consolidated subsidiaries “Reading New Zealand”) used to fund the construction of Reading’s Wellington entertainment center, and secured by a fixed and floating charge against the center.

•	NZ$7 million bank credit facility secured by the three cinemas owned and operated by Berkeley Cinemas (in which Reading New Zealand holds a 50% joint venture interest). Two of these properties are owned in fee. The loan is guaranteed by Reading New Zealand to the extent of its interest in the joint venture.

      4.     Off-Balance Sheet Financing Sources:

•	In September 2000, Reading acquired from Sutton Hill Capital LLC (“Sutton Hill”) the Manhattan based City Cinemas circuit in a transaction structured as a 10 year operating lease (the “City Cinemas Operating Lease”) with options both to extend the lease for an additional 10 year term or, in the alternative, to purchase the improvements and certain of the land assets underlying that lease (the “City Cinemas Purchase Option”). The aggregate exercise price of the

City Cinemas Purchase Option was $48 million. Incident to that transaction, Reading paid an option fee of $5 million (to be applied against the option exercise price, if exercised) and agreed to lend to Sutton Hill (the “City Cinemas Standby Credit Facility”) up to $28 million, beginning in 2007. Included among the City Cinema assets was the Murray Hill cinema.

•	In February 2002, Sutton Hill, with Reading’s consent, sold its interest in the Murray Hill cinema for $10 million, paid $2.5 million in cash and $7.5 million through a two-year promissory note, secured by the Murray Hill cinema. Reading has retained the right to operate the cinema at that property until approximately the date that promissory note is retired. The City Cinemas Operating Lease has been modified to reduce the rent payable there under by approximately $825,000 per year. The City Cinemas Purchase Option has been amended to remove the Murray Hill assets and to reduce the option exercise price to $38 million, and the City Cinemas Credit Facility has been reduced to $18 million; provided that in the event that the purchaser should default and, as a result, Sutton Hill should reacquire title to the property, the property will once again be subject to the City Cinemas Operating Lease and the City Cinemas Purchase Option, provided that the rent payable under the City Cinemas operating lease will be increased by $618,750, or approximately $206,250 per annum less than the rent paid under that lease for the year ended December 31, 2001. In such event, the option exercise price would be increased to approximately $45.5 million and the City Cinemas Credit Facility would be increased to $25.5 million.

      At December 31, 2001, Reading had assets valued for balance sheet purposes at approximately $170,595,000 and no indebtedness for borrowed money other than that discussed in the preceding paragraph. Included within this book value at December 31, 2001, were (a) property and equipment with an aggregate book value of approximately $86,855,000 and (b) property held for development with an aggregate net book value of approximately $28,145,000. Berkeley Cinemas assets at December 31, 2001 which are not included in Reading’s Consolidated Balance Sheets were approximately NZ$10,276,000 including property and equipment valued for book purposes at NZ$9,574,000.

Description of Business

      Reading is primarily engaged in

•	the development, ownership and operation in Australia. New Zealand, the United States and Puerto Rico of multiplex cinemas;

•	the development, ownership and operation in Australia and New Zealand of cinema based entertainment centers;

•	the ownership and operating of “Off Broadway” style live theaters; and

•	as a business ancillary to its cinema and theater businesses, the development, ownership and operation of real property.

      While exceptions may be made from time to time with respect to certain well-situated cinemas with proven or projected draw, it is Reading’s general intention to develop or acquire only state-of-the-art multiplex venues. With respect to new cinema construction, it is the Company’s intention to concentrate primarily upon a stadium-seating format, and to feature wall-to-wall screens with state-of-the-art projection and sound. Where possible, Reading prefers to own rather than lease properties.

      In the future, the Company intends to focus on the cinema and entertainment center market in Australia, New Zealand and the United States and to phase-out of the Puerto Rican cinema market.

      Reading anticipates that it will also be engaged from time to time, directly or indirectly, in the development of properties initially acquired in connection with its cinema and live theater businesses, but which have greater value applied to alternative uses. To date, Reading has developed three cinema based entertainment centers, located in Perth and Auburn (a suburb of Sydney) in Australia and in Wellington, the capital of New Zealand. Reading currently holds three additional properties, in suburbs of Melbourne and Brisbane, which were initially acquired as, and two of which are still under consideration as, possible cinema based entertainment sites. The third, a 50 acre parcel in a suburb of Melbourne, will likely be joint ventured for mixed use (residential, office and retail) with one or more Australian based developers. In connection with the sale of the approximately 15,700 square foot Murray Hill cinema property on 36th Street in Manhattan, Reading has received a two year option to either (a) receive a payment from the purchaser of $500,000 for its interest in the property, or (b) to acquire, at par, a 25% interest in the combined redevelopment of that property and the adjacent 3,703 square foot property.

Reading Cinemas (Australia and New Zealand)

General

      Reading currently owns or operates thirteen cinemas, consisting of 93 screens, in Australia, and one cinema with 10 screens in Wellington, New Zealand and holds a 50% joint venture interest in three cinemas, consisting of 13 screens in New Zealand. The Company has entered into a lease with respect to a new 10-screen cinema currently under development in a suburb of Melbourne.

      Reading commenced activities in Australia in mid-1995, and conducts business in Australia through its wholly owned subsidiary, Reading Entertainment Australia Pty. Limited (“REA” and, collectively with its consolidated subsidiaries, “Reading Australia”). Reading Australia is currently engaged in the development and operation of multiplex cinemas featuring conventional film product and the development of entertainment centers in Australia. Reading Australia’s 93 screens are located in eight leased, one managed and four owned locations.

      Reading commenced operations in New Zealand in 1997 and conducts operations in New Zealand through its wholly owned affiliate, Reading New Zealand Limited (“RNZ” and collectively with its consolidated subsidiaries, “Reading New Zealand”). At the present time, all of Reading’s cinema interests are held or managed through a 50/50 joint venture with an experienced cinema operator (“Berkeley Cinemas”). The joint venture currently operates three cinemas representing 13 screens at two owned and one leased facility. The 10-screen cinema recently opened at Reading New Zealand’s Wellington entertainment center is managed by Berkeley Cinemas but wholly owned by Reading New Zealand.

      Reading’s Australian and New Zealand cinemas derive approximately 71% of their revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of state and local sales or service taxes. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by the exhibitor. Film distributors may supplementally advertise certain feature films with the costs generally paid by distributors. Film rental averages approximately 42% of box office.

      Concession sales account for approximately 21% of total revenues. Concession products primarily include popcorn, candy and soda, although certain of Reading’s Australia and New Zealand cinemas have areas licensed for the sale and consumption of alcoholic beverages. During 2001, Reading realized a gross margin of approximately 75% on concession sales.

      Screen advertising revenues contribute approximately 5% of total revenues. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

Entertainment Center Development

      Existing Entertainment Center Projects: Reading Australia and Reading New Zealand are also engaged in the development of entertainment centers which typically consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking, all on land owned or controlled by Reading. In December 1999, Reading opened the cinema portion of its first entertainment center in Australia. Located in Perth, the entertainment center includes a 10-screen cinema and approximately 19,138 square feet of restaurant and retail space. Reading opened the multiplex cinema component of its second entertainment center in September 2000. That entertainment center, located in the Sydney suburb of Auburn, near the site of the Sydney Olympic Village, includes a 10-screen cinema and approximately 59,169 square feet of retail space, and approximately 287,730 square foot subterranean parking garage. In March 2002, Reading opened its Wellington entertainment center, comprised of a 10 screen cinema, approximately 36,339 square feet of restaurant and retail space, and 1,086 parking spaces located in an adjacent nine level parking garage. Reading has, to date, entered into lease agreements with respect to 14.6% of the restaurant and retail space in its Perth center, 40% of its restaurant and retail space in its Auburn center and 71% of its restaurant and retail space in its Wellington center. Reading also owns two parcels of developable land (95,530 square feet and 37,675 square feet, respectively) contiguous to its Auburn and Wellington centers.

      Discontinued Entertainment Center Projects: Reading has encountered substantial competition from established cinema exhibition and shopping center interests in Australia. In many cases, the owners of potentially competing cinemas or shopping centers have opposed necessary land use approvals, and have been successful in substantially delaying the Company’s projects. On a number of occasions, these competitors have built new cinemas or enlarged their cinemas located in the same market area during these periods of delay. As a result, Reading has determined not to proceed with its Frankston and Whitehorse entertainment center projects.

      In Frankston (a suburb of Melbourne), Reading has instead leased space for the development of a 10-screen cinema in a new extension of the principal shopping center serving that market, and is currently negotiating the surrender of its development rights with respect its prior Frankston development site. Reading anticipates that it will be able to surrender this site without charge, and currently carries its investment in that project at $0.

      In November 2001, Reading sold its interest in the Whitehorse shopping center, a retail shopping center located on leased land in the Melbourne suburb of Whitehorse (the “Whitehorse Center”). The Whitehorse Center was initially owned by Reading Australia in a 50/50 joint venture with a local developer. Unfortunately, Reading’s plans for the redevelopment of the center encountered substantial opposition from competing cinema interests, resulting in substantial delays for the project. In addition, Reading’s joint venture partner did not prove to be the source of financial strength that was anticipated by Reading at the time it entered into the joint venture. During the development delays, significant additional cinema competition entered the Whitehorse market. Accordingly, Reading advised its joint venture partner that it desired to sell the shopping center, and commenced marketing the property for sale. However, Reading’s joint venture partner resisted Reading’s efforts to effectuate a sale of the property. Based on the initial offers received, Reading in September 2000 reduced the carrying value of its investment in the Whitehorse Center to zero.

      The Whitehorse Center was subject to a mortgage in the principal amount of $6,283,000 (the “Whitehorse Debt”), which went into default in 2000. In March 2001, Reading acquired the Whitehorse Debt from the bank which held that debt for $6,322,000. This amount included the original principal amount of the loan, accrued interest, plus certain collection costs incurred by the bank through the date the Whitehorse Debt was acquired by Reading. On November 13, 2001, Reading foreclosed on the Whitehorse Debt and on November 30, 2001 sold the Whitehorse Center to a third party for AUS$13 million. Reading has applied 100% of the net sales proceeds against its claims against the joint venture.

      Potential Entertainment Center Projects currently under review: Reading is currently reviewing its two other remaining entertainment center projects at Moonee Ponds in Victoria and Newmarket in Queensland, and may ultimately determine not to proceed with one or both of such projects. Where a decision not to proceed is made with respect to land held by Reading for entertainment center development purposes, Reading intends to either sell that land or apply it to other purpose.

      Summarized below are the properties held by the Company as entertainment centers (Auburn, Perth and Wellington), or which are currently under review for development as entertainment centers. No assurance can be given that any of the properties held for development entertainment center locations will ever be developed:

			Estimated
		Approximate	Development Size in
	Land Size in	Cinema Size in	Square Feet of
Site	Square Feet	Square Feet	Improvements

Australia
Auburn, NSW	499,122	56,693	115,862
Perth (Belmont)	103,204	40,687	67,220
Moonee Ponds, Victoria	124,754	—	—
Newmarket, Queensland	176,528	—	—
New Zealand
Wellington-Courtney Central	114,600	65,800	102,139
Wellington-Car Park	37,245	—	400,000

      In addition to the above, the Company has accumulated, as the consequence of three separate acquisitions, a fifty-acre site in Burwood, Victoria, a suburb of Melbourne. This site was originally acquired for development of a megaplex cinema. However, such use is currently prohibited as a consequence of an adverse land use determination, which negated certain permits for the construction of cinemas on the site, which were in place at the time the properties were acquired by Reading Australia. Due to the size of the accumulation and its location at the demographic center of the greater Melbourne metropolitan area, Reading believes that the accumulation has value substantially over and above its original purchase price of AUS$ 9,500,000, and is currently reviewing the potential joint venture development of the site as a mixed residential, commercial and retail project with one or more experienced Australian developers.

Joint Venture Cinemas

      Two of the Company’s cinemas, consisting of 11 screens and located in country towns, are owned by Australia Country Cinemas Pty, Limited (“ACC”), a company owned 75% by Reading Australia and 25% by a company owned by an individual familiar with the market for cinemas in country towns. ACC has a limited right of first refusal to develop any cinema sites identified by Reading Australia or such individual which are located in country towns.

      One of the Company’s cinemas, a 5-screen facility in Melbourne, is owned by a joint venture in which the Company has a 66.6% interest with the prior owner.

      Reading New Zealand has a 50% joint venture interest in a 5 screen multiplex cinema located in Whangaparoa, a 4 screen multiplex cinema located in Mission Bay, and a 4 screen cinema located in Takapuna. All of these communities are in the greater Auckland metropolitan area. Reading New Zealand’s partner in these ventures is an experienced cinema owner and operator. Two of the joint venture cinemas are fee properties and the third is leased.

Certain Real Estate Development Risk Factors

      At the present time, Reading’s activities in Australia and New Zealand are in material part speculative real estate development activities. While, in each case other than the 50 acre Burwood site, Reading is its own anchor tenant, the success of the real estate aspects of Reading’s business will depend upon a number of variables and are subject to a number of risks, some of which are outside of Reading’s control. These variables and risks include, without limitation:

•	construction risks, such as weather, unknown and unknowable site conditions, and the availability and cost of materials and labor;

•	leasing risk with respect to ancillary space being constructed in connection with the entertainment centers — in certain cases such ancillary, space constitutes a substantial portion of the net leasable area of a particular entertainment center;

•	political risk, such as the possible change in midstream of existing zoning or development laws to accommodate competitive interests at Burwood; and

•	financing risks, such as the risk of investing U.S. dollars in Australia during times of currency exchange rate instability, and the difficulties of acquiring construction financing.

      In light of these risks, no assurances can be given that the Reading will be able to accomplish its business objectives in Australia and/or New Zealand. Furthermore, even if those objectives are eventually achieved, the realization of these objectives may require a longer period of time and a greater level of developmental costs than currently anticipated by Reading.

Management of Cinemas

      Reading Australia’s cinemas are managed by employees of Reading. Reading New Zealand’s cinemas are operated by Berkeley Cinemas, in which Reading New Zealand is a 50% joint venture partner. Reading’s employees are actively involved in the management of Berkeley Cinemas.

Background Information Regarding Australia

      Australia is a self-governing and fully independent member of the Commonwealth of Nations. The constitution resembles that of the United States in that it creates a federal form of government, under which the powers of the central government are specified and all residual powers are left to the states. The country is organized into five mainland states (New South Wales, Queensland, South Australia, Victoria and Western Australia), one island state (Tasmania) and two territories (Australian Capital Territory and the Northern Territory).

      The ceremonial supreme executive is the British monarch, represented by the governor-general and in each of the six states by a governor. These officials are appointed by the British monarch, but appointments are nearly always recommended by the Australian governments. True executive power rests with the prime minister, the leader of the majority party in the House of Representatives. The legislature is bicameral, with a Senate and a House of Representatives, and the ministers are appointed by the prime minister from the membership of the House and the Senate. The organization of the state government is similar to that of the central government. Each state has an appointed governor, an elected premier and a legislature.

      Although Australia is the sixth largest country in the world in landmass, it only has a population of approximately 19.5 million people. This population is concentrated in a few coastal urban areas, with approximately 4.1 million in the greater Sydney area, 3.5 million in the greater Melbourne area, 1.6 million in the Brisbane area, 1.4 million in Perth and 1.1 million in Adelaide. Australia is one of the richest countries in the world in terms of natural resources per capita and one of the most economically developed countries in the world, although vast areas of the interior, known as “the Outback”, remain all but uninhabited. The principal language is English, and the largest part of the population traces its origin to Britain and Europe, although an increasing portion of the population has emigrated from the Far East. Australian taste in film has historically been similar to that of American audiences.

      Internal trade is dominated by the two most populous states, New South Wales (mainly Sydney) and Victoria (mainly Melbourne). Together these two states account for a majority of all wholesale trade and approximately 75% of all retail sales. At the present time, Australia’s principal trading partners are the United States and Japan.

      Australia does not restrict the flow of currency into the country from the U.S. or out of Australia to the United States. Also, subject to certain review procedures, U.S. companies are typically permitted to operate businesses and to own real estate. On July 1, 2000, Australia implemented a goods and services tax (“GST”)

on all goods and services at a consistent rate of 10%. The Company does not believe that the GST has had a significant impact on the Company business.

Background Information Concerning New Zealand

      New Zealand is also a self-governing member of the Commonwealth of Nations. It is comprised of two large islands, and numerous small islands, with a total land area of approximately 104,500 square miles. The country has a population of approximately 3.9 million people, most of who are of European descent and the principal language is English. Wellington, with a population of approximately 400,000, is the capital and Auckland, with a population of over 1 million is the largest city. Most of the population lives in urban areas.

      New Zealand is a prosperous country with a high standard of social services. The national economy is largely dependent upon the export of raw and processed foods, timber and wool. Principally a trading nation, New Zealand exports about 30% of its gross national product. In the past (particularly before the United Kingdom entered the Common Market in 1973), New Zealand’s marketing focused on a small number of countries, principally the United Kingdom. Currently, only approximately 7% of New Zealand’s trade is with the United Kingdom, with Japan and Australia being its principal trading partners. While no country currently accounts for more than 20% of its exports, its economy remains sensitive to fluctuations and demand for its principal exports.

      Like Australia, New Zealand has a largely ceremonial governor-general, appointed by the Queen of England. However, the executive branch is run by a prime minister — typically the leader of the majority party in Parliament — and appointed ministers (typically chosen from the members of Parliament). The Parliament is elected by universal adult suffrage using a mixed member proportional system. Under this system, each voter casts two votes at the federal level, one for a local representative and one for a party. Fifty percent of the 120 seats in Parliament are determined by the direct election of local representatives, and the remaining fifty percent are elected based upon the number of votes garnered by the parties. The Prime Minister and his cabinet serve so long as they retain the confidence of the Parliament.

      With the exception of special excise taxes on tobacco, liquor, petroleum products and motor vehicles the only general sales tax is a GST imposed on all such services at the consistent rate of 12.5%. In effect, by a series of refunds, GST is only paid by the end-user of the goods or services in question. Resident companies pay income tax at a rate of 33%, however, dividend imputation credits generally prevent double taxation of company profits. There are no restrictions on repatriation of capital or profits, but some payments to overseas parties are subject to withholding tax. There is no capital gains tax, and there are tax treaties with many countries, including the United States.

      The laws for monitoring and approving significant overseas investment into New Zealand reflect the country’s generally receptive attitude towards such investment and the generally facilitating nature of the country’s foreign investment policies. One hundred percent overseas ownership can be approved in nearly all industry sectors, including motion picture exhibition and distribution. A review process is also applicable to certain land transactions and the purchase of businesses or assets having a value of NZ$10,000 or more.

Licensing/ Pricing

      Films are licensed under agreements with major film distributors and several local distributors who distribute specialized films. Film exhibitors are provided with an opportunity to view films prior to negotiating with the film distributor the commercial terms applicable to its release. Films are licensed on a film-by-film, theater-by-theater basis. Reading Australia and Reading New Zealand license films from all film distributors as appropriate to each location. Generally, film payment terms are based upon various formulas which provide for payments based upon a specified percentage of box office receipts. With the exception of two cinemas in Australia, the Company has not encountered material problems in getting access to first run film product. The exceptions have been one cinema located in the downtown area of Sydney and one art and specialty cinema. The downtown Sydney market has long been dominated by the major film exhibitors. The art and specialty cinema located in a Melbourne competes directly with affiliates of one of the major film distributors in

Australia for such art and specialty film product. Reading is currently pursuing its legal remedies. However, no assurances can be given that these efforts will be successful.

Competition

      The film exhibition market in Australia and New Zealand is highly concentrated and, in certain cases, vertically integrated. The principal exhibitors in Australia and New Zealand include Village Roadshow Limited (“Village”) with approximately 232 screens in Australia and 96 screens in New Zealand, Greater Union/ Birch Caroll & Coyle with approximately 454 screens in Australia and Hoyts Cinemas (“Hoyts”) with approximately 338 screens in Australia. These figures, however, understate in certain respects the degree of concentration in Australia and New Zealand. Typically, the Major Exhibitors (Village, Greater Union and Hoyts) own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas. Accordingly, Reading believes it likely that the Major Exhibitors may control upwards of 75% of the total cinema box office in Australia and New Zealand. Also, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under shared facility arrangements, and have historically not engaged in head-to-head competition, except in the downtown areas of Sydney and Melbourne. However, in Sydney, the Major Exhibitors have entered into an agreement under which they share a newly redeveloped 17 screen cinema in the George Street entertainment district. Hoyts and Greater Union have also formed joint ventures to own and operate a new multiplex cinemas in the Birsbane central business district and to develop a new multiplex cinema in the Melbourne central business district. Accordingly, while holding themselves out as three separate competitors, in fact there are significant business interretations between the three companies. Reading has pointed out these issues to the Australian Commerce and Consumer Commission (the “ACCC”) on several occasions. While the ACCC has expressed concern to Reading about these joint venture relationships, no action has, insofar as Reading is aware, been taken by the ACCC to break up these existing relations or to prevent similar future relations from being formed in the future with respect to other markets.

      Greater Union is the owner of Birch Carroll & Coyle and a part owner of Village. Generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by Greater Union, Village, and Warner Bros. These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately AUS$1.2 billion at June 30, 2001. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately AUS$40 million at June 30, 2001. Hoyts Cinemas does not separately publish financial reports as it has been acquired by a major Australian media and entertainment company, Consolidated Press Holdings, which is controlled by Kerry Packer. Mr. Packer is considered one of the wealthiest men in Australia with a net worth estimated at AUS$8 billion.

      The industry is also somewhat vertically integrated in that Roadshow Film Distributors — a company owned in equal parts by Village and Greater Union — serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors.

      In the view of Reading, the principal competitive restraint on the development of its business in Australia and New Zealand is the limited availability of good sites. However, unless Reading is successful in its efforts before the ACCC to open access to film in certain urban markets, it may be that access to film will also prove to be a principal competitive restrain on the further development of its business in Australia. Reading’s principal competitors and certain major commercial real estate interests have typically used the historical course of land use development in Australia to prevent or delay the construction of freestanding cinemas in new entertainment oriented complexes, particularly where those complexes are located outside of an established central business district or shopping center development.

      Reading generally has not encountered problems in obtaining access to first run film product in Australia or New Zealand. However, Reading has encountered some difficulty where it has attempted to take on the established competitors in the downtown area of Sydney and in one situation where an art and specialty cinema, owned by a joint venture in which Reading is a participant, competes with affiliates of Roadshow Film

Distributors. Reading is currently pursuing its remedies under the Film Industry Code of Conduct, before the ACCC and in private litigation against Roadshow Film Distributors. Also, Reading is in litigation with Village, alleging various trade practice violations. Litigation, however, is more difficult for plaintiffs in Australia than in the United States due to the limits on the scope and extent of the discovery permitted under Australian law. Depositions, for example, are not provided for under Australian procedures. Accordingly, no assurances can be given that Reading’s attempt to obtain legal redress of these issues will be successful.

Currency Risk

      Generally speaking, Reading does not engage in currency hedging. Reading presently intends, to the fullest extent possible, to operate its Australian and New Zealand operations on a self-funding basis. The book value, stated in U.S. dollars, of Reading’s net assets in Australia and New Zealand, (assets less third party liabilities, but without deduction for intercompany debt), at December 31, 2001 are as follows (dollars in thousands):

Net Assets

Reading Australia	$37,055
Reading New Zealand	7,233

$44,288

      Reading believes that its asset bases in Australia and New Zealand should provide a sufficient capital base to support its current borrowing needs in those markets.

      Virtually all of the operating costs of Reading Australia and Reading New Zealand are denominated in the respective currencies of these two companies. Concessions are purchased locally, and film rental is calculated as a percentage of box office. Reading has also attempted to keep its general and administrative costs localized.

      At the present time, the Australian and New Zealand dollars are trading at the lower end of their historic 25-year range vis-a-vis the U.S. dollar. Set forth below is a chart of the exchange ratios between these three currencies over the past ten years.

Exchange Rates

Seasonality

      Major films are generally released to coincide with the school holiday trading periods, particularly the summer holidays. Accordingly, Reading Australia and Reading New Zealand record greater revenues and earnings during the first half of the calendar year.

Employees

      Reading Australia has 20 full time executive and administrative employees and approximately 500 cinema level employees. Reading New Zealand currently has no employees, since its Wellington entertainment center is managed by an independent contractor, and its Wellington cinema is managed by Berkeley Cinemas. Berkeley Cinemas has [13] full time executive and administrative employees and approximately [80] cinema employees. The Company believes its relations with its employees to be good.

Reading Domestic Cinemas

General

      Reading currently operates 63 screens in 12 cinemas in the United States. Reading’s domestic cinema operations focus on the exhibition of mainstream general release film in its conventional cinemas, such as the Cinemas 1, 2 & 3 and 86th Street Playhouse in Manhattan and the Manville 12 in New Jersey, and on the exhibition of art and specialty film at its art cinemas such as the Angelika Film Centers in Manhattan, Dallas and Houston. Reading does not generally intend to develop new cinemas, but will likely consider adding to its cinema chain through the acquisition of existing cinemas being divested by other exhibitors, particularly where those cinemas offer critical mass in a particular marketplace or offer a reasonable opportunity to expand Reading’s art specialty circuit.

      All the Company’s domestic cinemas are leased, other than the 86th Street Playhouse and Paris which are operated under a management agreement. The Angelika cinema in Manhattan is owned by a limited liability Company owned 50/50 by Reading and a subsidiary of National Auto Credit but managed by the Company. The Company has the option to purchase the fee interest underlying its Sutton Cinema in Manhattan.

      The cinema exhibition industry is in the midst of a major retrenchment. Several major cinema exhibition companies are currently in or have just recently immerged from bankruptcy or are being otherwise financially restructured. Landmark Theaters, the largest art and specialty film exhibitor in the United States, has only recently emerged from bankruptcy and is now owned by an investment fund. Reading believes that the financial difficulties being experienced by the industry are principally the result of (1) overbuilding and over-leveraging as cinema exhibition companies have rushed over the past five years to build new multiplex and megaplex cinemas and (2) the increased cost of film to the exhibitors. Many markets have become completely over saturated. While gross box office for 2001 was comparable with 2000, revenues per screen dropped and film rental costs increased.

      There is also considerable uncertainty as to the future of digital exhibition and in-the-home entertainment alternatives. In the case of digital exhibition, there is currently considerable discussion within the industry as to the benefits and detriments of moving from conventional film projection to digital projection technology. There are issues as to when it will be available on an economically attractive bases, as to who will pay for the conversion from conventional to digital technology between exhibitors and distributors, as to what the impact will be on film licensing expense, and as to how to deal with security and potential pirating issues if film is distributed in a digital format. In the case of in-the-home entertainment alternatives, the industry is faced with the significant leaps achieved in recent periods in both the quality and affordability of in-the-home entertainment systems and in the accessibility to entertainment programming through cable, satellite and DVD distribution channels. These are issues common to both Reading’s domestic and international cinema operations.

      While no assurances can be given, it may be that the reorganization and restructuring of the domestic cinema exhibition market will produce opportunities for Reading to grow its art and specialty circuit by acquiring, on favorable terms, rights to operate cinemas no longer seen as suitable or competitive as conventional first run film venues, or for other reasons no longer attractive to other exhibitors. Reading does not, however, intend to aggressively pursue such opportunities, and if they do not become available, Reading will focus on the operation of its existing cinemas and the exploitation of the real estate elements underlying those cinemas.

      Reading’s domestic cinemas derive approximately 73% of their revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of state and local sales or service taxes. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by Reading. Film distributors may supplementally advertise certain feature films with the costs generally paid by distributors. Film rental represented approximately 39% of box office for 2001.

      Concession sales account for approximately 17% of total revenues. Concession products primarily include popcorn, candy and soda, but Reading’s art cinemas typically offer a wider variety of concession offerings. Reading’s Angelika cinemas in Manhattan, Dallas and Houston include café facilities, and the operations in Dallas and Houston are licensed to sell alcoholic beverages. Reading’s domestic cinemas achieved a gross margin on concession sales of approximately 81% for 2001.

      Screen advertising revenues contribute approximately 3% of total revenues. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

Licensing/ Pricing

      Film product is available from a variety of sources ranging from the major film distributors such as Columbia, Disney, Buena Vista, Fox, MGM, Warner Bros and Universal, and from a variety of smaller independent film distributors such as Miramax. The market for mainstream conventional film is principally dominated by the major distributors. Similarly, most art and specialty film today comes from the art and specialty divisions of these major distributors, such as Fox’ Searchlight and Disney’s Miramax. Generally speaking, film payment terms are based upon an agreed upon percentage of box office receipts. Recent periods have seen an unusually high percentage of films with truncated exhibition runs, which has adversely impacted the margins available to exhibitors. At least in recent periods, with the surplus of screens currently available to distributors, bargaining power has been on the side of the distributors and not on the side of the exhibitors.

Competition

      The principal factor in the success or failure of a particular cinema is access to popular film products. If a particular film is only offered at one cinema in a given market, then customers wishing to see that film will, of necessity, go to that cinema. If two or more cinemas in the same market offer the same film, then customers will typically take into account factors such as the relative convenience and quality of the various cinemas. In many markets, the number of prints in distribution is less than the number of exhibitors seeking that film for that market, and distributors typically take the position that they are free to provide or not provide their films to particular exhibitors, in their complete and absolute discretion.

      Competition for films can, accordingly, be intense, depending upon the number of cinemas in a particular market. Reading’s competitive position is undercut by its comparatively small size, and the limited number of screens it can supply to distributors. Major exhibitors, such as Loews, Regal and United Artists, can offer distributors access to many more screens and to many more markets than can Reading. Accordingly, distributors may find it more commercially appealing to deal with a major exhibitor, rather than to deal with independents like Reading, which can only supply screens in a very limited number of markets. This competitive disadvantage may increase significantly, if the current restructuring of the industry results in two or three mega-exhibitors that are able to offer distributors access to screens on a truly nationwide basis, or on the other hand, to deny access if their desires with respect to film supply are not satisfied. The situation is different in Australia and New Zealand where typically every multiplex has access to all of the film then currently in distribution, regardless of the ownership of that multiplex.

      Also, many of the Reading’s domestic cinemas are older, and do not feature state-of-the-art seating. Reading has found it difficult to compete with state-of-the-art multiplex and megaplex cinemas, which typically can get access to all of the popular film in release at a particular point in time, often to the complete exclusion of smaller cinemas such as those owned by Reading. However, due to their strategic location and/or particular popularity with filmgoers, Reading’s cinemas such as the Angelika, the Cinemas 1, 2 & 3 and the 86th Street Playhouse in Manhattan continue, in the view of Reading, to be good performers.

      It is unclear, with the restructuring currently going on in the industry, and the emergence of increasingly attractive in-home entertainment alternatives, and with the largest exhibitor of art and specialty film in the United States — Landmark Theaters — only recently emerging from bankruptcy, what the competitive future holds for Reading’s Domestic Cinema operations.

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

Management

      All of Reading’s domestic cinemas are managed by officers and employees of Reading. Angelika Film centers, LLC (the owner of the Angelika Film Center & Café in the Soho district of New York), is owned on a 50/50 basis by Reading and a subsidiary of National Auto Credit, Inc. However, Reading manages that theater pursuant to a management contract. Further more, the operating agreement of Angelika Film Centers, LLC provides that, in the event of deadlock between Reading and NAC, the Chairman of the Board of Reading will cast the deciding vote.

Employees

      At December 31, 2001, approximately 447 individuals were employed to operate Reading’s domestic cinemas, including 37 employees employed under collective bargaining agreements. Reading believes its relations with these employees to be good.

Reading Live Theaters (Liberty Theaters)

General

      Liberty Theaters is in the business, through its wholly owned theater operating companies, of leasing theater auditoriums to the producers of “Off Broadway” theatrical productions and providing various box office and concession services. Liberty Theaters generates revenues by (a) leasing its theaters (b) charging various service fees for the use of its box office staff and facilities and (c) selling concessions, as opposed to taking the risk of producing individual theatrical productions. While Reading typically does not engage in the producing or financing of productions, Reading may, from time to time, acquire minority interests in the shows using its theaters. Reading’s theaters are booked and managed by a separate management company owned by Margaret Cotter, the daughter of James J. Cotter.

      At the current time, Liberty Theaters has three single auditorium theaters in Manhattan: (1) the Minetta Lane (390 seats), (2) the Orpheum (360 seats) and (3) the Union Square (499 seats). Liberty also owns a four auditorium theater complex in Chicago (main stage 452 seats, cabaret 191 seats, great room 110 seats and gallery 66 seats). Reading owns the fee interest in each of these theaters.

      While Reading offers concessions at each of its live theaters, the concession stand receipts generated by live theaters are typically much less material to operations than in cinemas. In 2001, only approximately 7% of the income of Liberty Theaters was derived from concession sales.

Competition

      Competition comes from other live theaters as well as other entertainment sources (such as television, videos, movies, concerts and other theatrical presentations). In Manhattan and Chicago, the number of theaters available for Off Broadway type productions is limited. While there are more than twenty Off Broadway venues (theaters with between 99 and 499 seats) in Manhattan, there are only four such theaters that have the same or greater seating capacity than Liberty Theaters’ properties. In Chicago, there are currently four other venues available for commercial Off Broadway type productions, and six venues for Broadway style productions.

      Due to high land values and high construction costs in urban areas, and the parking requirements for such facilities, there are significant barriers to the construction of new theaters in both Manhattan and Chicago. There are four additional Off Broadway style theaters currently under development in Manhattan. Although these theaters are expected to open in mid to late 2002, these theaters are located, in Reading’s opinion, outside of established theater districts. In Chicago, one theater complex with four stages in the downtown area opened in 2001. However, Reading does not believe that this theater will have a material adverse effect on the Royal George, at least not in the near to intermediate run, given current levels of theater demand in Chicago.

      Generally speaking, the difference between “Off Broadway” and “Broadway” venues is the seating size of the auditorium. Typically, Off Broadway theaters have less than 500 seats. Accordingly, as the revenue generating capacity of an Off Broadway theater is limited, the size, scope and cost of the productions making use of such facilities are likewise typically more limited. However, with the current demand for theater space in Manhattan, this line is blurring somewhat, as more expensive productions are now being booked into Off Broadway venues. Also, typical productions making use of Off Broadway style theaters are non-Equity, meaning that they are permitted to make use of production crews and actors who are not members of the union leagues and that they are not required to pay the same wage scale as is applicable to Broadway productions.

Seasonality

      Generally speaking, there is little or no seasonality in the live theater business. While it may be that a larger selection of plays open in February and in later September/ October, demand for space is relatively constant through the year, varying more with the number of shows in production and looking for space than with the season.

Employees

      Each of the theater operating companies has its own employees, most of who are employed in connection with the operation of the box offices and concession facilities of the respective theaters. Consequently, the number of employees fluctuates significantly throughout the year, depending on the number of shows booked at the theaters. The individuals responsible for the development and construction of sets and for the staging of the production, as well as all of the individuals appearing in a particular production, are the employees of the production company and not of the Reading. When a particular theater is dark, no employees, other than a theater manager, are needed. When a theater is leased to a show, approximately 5 employees are required to operate the theater and to supply box office services, while an additional 3 - 6 ushers are needed to seat the theater patrons. Reading believes its relations with these employees to be good.

Puerto Rico (“CineVista”)

General

      Acquired in 1994, CineVista currently operates 52 screens in seven leased facilities in Puerto Rico. Reading does not presently anticipate further expansion of this circuit, and would like to exit this market if a suitable buyer can be found. Reading is currently in preliminary discussion with a party interested in acquiring significant portion of Reading’s assets in Puerto Rico. However, no assurances can be given that any agreement will be reached, or if reached, that all conditions to closing will be satisfied and the transaction closed.

      In Puerto Rico, Reading’s concentration has been on multiplex cinemas located on leasehold properties, and the exhibition of conventional film product. All of CineVista’s theaters are modern multi-screen facilities.

      CineVista derives approximately 68% of its revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of a 10% excise tax imposed by Puerto Rico. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by CineVista. Film distributors may supplementally advertise certain feature films with the costs generally paid by distributors. Film rental averaged approximately 44% of box office for 2001.

      Concession sales account for approximately 25% of total revenues. Concession products primarily include popcorn, candy and soda. Screen advertising revenues contribute approximately 7% of total revenues. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

Background Information about Puerto Rico and the Puerto Rican Cinema Market

      Puerto Rico is a self-governing Commonwealth of the United States with a population of approximately 3.8 million people. Puerto Rico exercises control over internal affairs similar to states of the United States; however, the relationship with the United States Federal Government is different than that of a state. Residents of Puerto Rico are citizens of the United States, but do not vote in national elections and, with certain exceptions, do not pay federal income taxes. Income taxes are paid instead under a system established by the Commonwealth. The United States mainland is Puerto Rico’s largest trading partner.

      During the last six years, Puerto Rico has undergone significant retail shopping center development. During this period, the number of multiplex theaters has increased substantially. The Company’s principal competitor, Caribbean Cinemas, a privately-owned company, has opened 11 complexes adding approximately 103 screens since the beginning of 1996, and is expected to continue to open theaters competitive with those of CineVista. These new screens have adversely affected the Company’s current operations. Since 1994, this competitor’s share of the Puerto Rico box office has increased from 48% to 82%. Reading believes that the Puerto Rico market is currently over-built, and that there will be few, if any, opportunities in the near to medium term that would be attractive to Reading.

Licensing/ Pricing

      Films are licensed under agreements with major film distributors and several local distributors specializing in films of special interest to residents of Puerto Rico. Puerto Rico regulations generally require that film exhibitors be provided with an opportunity to view films prior to submitting bids, that film distributors provide advance notice of films that will be provided to the market, and are generally designed to preclude anticompetitive practices. Films are licensed on a film-by-film, theater-by-theater basis. Generally, film payment terms provide for payment to film distributors under various formulas, which provide for payments based upon a percentage of gross box office receipts. Historically, CineVista has not had major difficulty in obtaining first run film. However, no assurances can be given that this will continue, given the market dominance of Caribbean Cinemas with approximately 82% of the market. Also, while Puerto Rican law prohibits exhibitors from also being in the distribution business, exhibitor such as Caribbean Cinemas could go into the distribution of film, to the extent that no company chooses to distribute a particular film in Puerto Rico. Given the market dominance of Caribbean Cinemas, no assurances can be given that the major distributors will continue to maintain film distribution operations in Puerto Rico.

      CineVista licenses film from substantially all of the major United States studios and is not dependent upon any one film distributor for all of its product. However, in the event the Company was unable to license film from a major studio, such lack of supply could have a material effect upon CineVista’s business. CineVista believes that the popularity of the Puerto Rico exhibition market and Puerto Rico rules governing film licensing make such a situation unlikely. In 2001, films licensed from CineVista’s eight largest film suppliers accounted for approximately 92% of CineVista’s box office revenues.

Competition

      Reading believes there are approximately 32 first-run movie theaters in daily operation with approximately 234 screens in Puerto Rico. Based upon number of screens, box office revenues and number of theaters, CineVista is the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 2001, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited, but CineVista’s principal competitor is expected to continue to open theaters competitive with those of CineVista. Caribbean Cinemas currently operates 198 screens in Puerto Rico representing approximately 82% of the total box office generated in that county.

      In Puerto Rico, Reading’s strategy has been to build generally higher quality cinemas, with larger seats, more leg room and better sound than those constructed by its principal competitor, and to seek out and build in either well established retail centers with adequate parking on-site or in connection with the development of new retail centers being developed by experienced and well financed developers. Reading’s principal competitor appears to have adopted a strategy of market dominance, building cinemas in areas which, in Reading’s view, are already over-screened, and offering rents which, again in Reading’s view, cannot provide an adequate return on capital for the cinema operator.

      Particularly injurious to Reading’s competitive position in Puerto Rico was the opening in 2000 by Caribbean of a state-of-the-art multiplex cinema in the Plaza Las Americas — the largest shopping center in Puerto Rico. Prior to the opening of this cinema, CineVista’s cinema complex at the Plaza Las Americas was Reading’s top grossing cinema in Puerto Rico. Reading believes that the entering into of the lease with respect to this cinema by the owner of the Plaza Las Americas and Caribbean Cinemas was in violation of agreements reached between CineVista and the owner of the Plaza, and was an exercise of monopoly power by the Plaza and Caribbean Cinemas. Reading has commenced litigation against the owner of the Plaza and this Caribbean Cinemas, among other things, breach of contract, tortuous interference and various trade practice violations. However, this litigation is proceeding slowly, in part do to the fact that the number of law firms in Puerto Rico who can take a position adverse to both the ownership of the Plaza Las Americas and the ownership of Caribbean Cinemas and who have the experience to prosecute and antitrust case is very limited. Reading’s initial counsel was conflicted out of the case as the result of a motion brought by the Plaza, and has now been replaced, causing a delay in the prosecution of the case of well over one year.

Seasonality

      Most major films are released to coincide with the summer months, when schools are closed or the winter holiday seasons. Accordingly, CineVista has historically recorded greater revenues and earnings during the second half of the calendar year.

Employees

      CineVista has approximately 138 employees in Puerto Rico, 12 of whom are employed under the terms of a collective bargaining agreement. The collective bargaining agreement expires in May 2004. The Company believes its relations with its employees in Puerto Rico to be good.

Other Assets and Investments

General

      Prior to its determination in 2000 to enter the cinema and live theater exhibition businesses, Citadel made investments in 1997 in agriculture and in 1998 in healthcare. Reading has determined not to pursue these businesses and each are considered to be assets held for sale.

Agriculture

      In December 1997, Citadel acquired a 40% partnership interest in the Agricultural Partnerships, and an 80% membership interest in Big 4 Farming, the limited liability company formed to farm the properties owned by the Agricultural Partnerships. The Agricultural Partnerships currently own approximately 1,600 acres of land in the Kern County, California, approximately 1,100 acres of which is improved with citrus orchards. These properties are commonly known in the Kern County area as the Big 4 Ranch.

      In large part due to the lasting effects of a freeze in late 1998, which wiped out most of the citrus crop in Kern County, and to competition from imported fruit, the Agricultural Partnerships have not performed well. In 2000, Citadel wrote down the carrying value of its investment in the Agricultural Partnerships and in Big 4 Farming to $0. At the present time, the Agricultural Partnerships are attempting to operate the Big 4 Ranch on a basis that at least covers its costs of operation, while they attempt to find one or more buyers for the properties. No assurances can given that a purchaser or purchasers will be found, or that a sale will produce proceeds in excess of the indebtedness currently encumbering the properties.

      The results of operation of the Agricultural Partnerships and Big 4 Farming are not material to Reading.

Health Care

      In 1998, Citadel invested approximately $1 million to acquire 398,850 shares representing approximately 11.6% of the outstanding stock of Gish Biomedical, Inc. (“Gish”). Since that time, the Company has increased its holdings to 583,900 shares, representing approximately 16.3% of such outstanding stock. Gish is in the business of manufacturing medical devices, focusing principally on devices used in open-heart surgery. All of Gish’s products are single use disposable products or have a disposable component.

      The transaction was brought to the Company by Value Asset Fund Limited Partnership (“VAF”), which currently owns approximately 587,300 shares of Gish, representing approximately 16.4% of such stock. Collectively, the Company and VAF own approximately 32.6% of the outstanding Gish stock. While VAF has taken an active role in the management and strategic direction of Gish, the Company’s investment has been completely passive. Except for James J. Cotter, Jr., (the son of James J. Cotter, the Chairman and Chief Executive Officer of Reading and, since March 2002, a Director of RII) who served on the Board of Directors of Gish until his resignation on March 7, 2002, Reading’s officers and directors are not involved in the management or strategic direction of Gish.

      Reading is advised that VAF believes that the interests of Gish and its stockholder would be best served by a sale of that company, and that VAF is actively pursuing a disposition strategy. Reading has advised VAF that it would favor and support such a strategy. Reading currently intends to continue to hold its investment in Gish, pending completion of VAF’s effort to sell the company. No assurances can be given that VAF’s efforts in this regard will be successful.

      The Company’s investment in Gish was acquired at a cost of approximately $1,435,000 or $2.46 per share. At March 14, 2002, the closing price for such shares was $0.75. The Company’s investment is carried as an asset available for sale.

Financial Information Relating to Industry Segments and Foreign and Domestic Operations

      See Note 22 to the Consolidated Financial Statements contained elsewhere herein.

Item 2 — Properties

Executive and Administrative Offices

      Reading leases approximately 14,410 square feet of office space in Manhattan and Los Angeles in the United States and in Melbourne, Australia, for administrative office purposes.

Entertainment Properties

Leasehold Interests

      Reading leases approximately 722,714 square feet of completed cinema space in the United States, Australia, and Puerto Rico as follows:

		Approximate Range of Terms
	Aggregate Square Footage	(Including Renewals)

United States	222,516	5 - 45 years
Australia	297,528	29 - 40 years
Puerto Rico	202,670	3 - 40 years

Fee Interests

      In Australia, Reading owns approximately 3,109,131 square feet of land at five locations. Substantially all of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth and Sydney, including the fifty-acre Burwood site in suburban Melbourne.

      In New Zealand, Reading owns a 151,845 square foot site, which includes an existing 400,000 square foot nine level parking structure in the heart of Wellington, the capital of New Zealand. All but 37,675 square feet of the Wellington site has been developed as an entertainment center which incorporates the existing parking garage. The remaining land is currently used for on grade parking, pending development by Reading.

      In the United States, Reading owns approximately 93,042 square feet of improved real estate comprised of four live theater buildings, which include approximately 16,700 square feet of leasable space. In addition, Reading has the option to acquire the fee interest underling the Sutton Cinema, an approximately 11,600 square foot property located in Manhattan.

Joint Venture and Partnership Interests

      Reading also holds real estate through several joint venture or partnership interests, as described below.

•	Reading Australia owns a 66% joint venture interest in a leased five screen multiplex cinema in Melbourne; and a 75% interest in a venture which leases two cinemas with eleven screens in two Australian Country towns.

•	Reading New Zealand owns 50% joint venture interest in two fee properties and one leasehold property, totaling approximately 87,231 square feet. The two fee parcels are improved with cinema/restaurant complexes. The leasehold is improved with a new multiplex cinema.

•	Reading owns a 50% membership interest in Angelika Film Centers, LLC., which holds the lease to the approximately 17,500 square foot Angelika Film Center & Café in the Soho district of Manhattan.

Non-Entertainment Properties

Reading Australia

      In December 1995, Reading Australia acquired a fifty-acre site in Burwood, a suburban area within the Melbourne metropolitan area. Reading Australia had intended to build a multiplex theater on this site but the Minister for Planning and Local Government has intervened to negate certain permits that were in place at the time the land was acquired. Reading believes that the site has value as an assemblage for other uses, even if it is unable to develop the site as a theater, and is currently exploring the development of a mixed use project (residential, office and retail) with one or more Australian developers.

Domestic Non-Entertainment Real Estate

      Reading’s domestic non-entertainment properties are described below:

•	Commercial Property: Reading owns a 95,752 square foot 6 level office building, located on a 1.06 acre square foot parcel, with a 2 level parking structure, located in Glendale California. This property is fully leased to Disney Enterprises, Inc. (87%) and Fidelity Federal Bank (13%). These leases expire in February 2007 and May 2005, respectively.

•	Railroad Properties: When Reading’s railroad assets were conveyed to Conrail, Reading retained fee ownership of approximately 700 parcels and rights-of-way located throughout Pennsylvania, Delaware, and New Jersey. Approximately fifteen parcels and rights-of-way located outside of Philadelphia are still owned by Reading. The parcels consist primarily of vacant land and buildings, some of which are leased.

•	Agricultural Properties. Reading owns a 40% interest in three Agricultural Partnerships which own, in the aggregate, approximately 1,600 acres of agricultural land in central California. Approximately 1,100 of this land is improved with citrus orchards. This asset is held for sale, and is not believed to have any material value over and above its debt.

Item 3 — Legal Proceedings

Certain Shareholder Litigation

      In September 1996, the holder of 50 shares of common stock commenced a purported class action on behalf of REI’s minority shareholders in the Philadelphia County Court of Common Pleas relating to the reincorporation of REI under the laws of Delaware (REI’s predecessor was a Pennsylvania corporation), and the issuance of REI’s equity securities to Craig and Citadel in a private placement. The complaint in the action (the “Complaint”) named REI, Craig, two former directors of REI and certain of the then current directors of REI as defendants. The Complaint alleged, among other things, that the Independent Committee (set up to review the transactions), and the current and former directors of REI breached their fiduciary duty to the minority shareholders in the review and negotiation of the transactions and that none of the directors of the Company were independent and that they all were controlled by James J. Cotter, Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of REI and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders’ interest in REI was diluted by the transactions.

      In November 1996, plaintiffs filed an Amended Complaint against all of REI’s directors at that time, its two former directors and Craig. The Amended Complaint does not name REI as a defendant. The Amended Complaint essentially restated all of the allegations contained in the Complaint and contended that the named defendant directors and Craig breached their fiduciary duties to the alleged class. The Amended Complaint sought unspecified damages on behalf of the alleged class and attorneys and experts’ fees. On December 9, 1997, the Court certified the case as a Class Action and approved the plaintiff as Class Representative.

      On April 24, 1997, plaintiff filed a purported derivative action against the same defendants. This action included claims substantially similar to those asserted in the class action and also alleged waste of tax benefits relating to REI’s historic railroad operating losses. REI moved to dismiss this case for failure by the plaintiff to comply with the mandated procedures for bringing such an action. On January 23, 1998, the Court dismissed the derivative action. The dismissal of the derivative action does not affect the class action case, nor does it preclude reassertion to the claims contained in the derivative action.

      On September 28, 1998, the defendants filed a motion for summary judgment. In February 2000, the Trial Court granted summary judgment against the Plaintiff and in favor of all of the defendant directors. Craig was not dismissed, however, the Trial Court agreed to reconsider Craig’s motion in light of its decision to dismiss the claims against all of the defendant directors. Thereafter, the Trial Court entered summary judgment in favor of Craig, and the plaintiff appealed the Trial Court’s determinations with respect to all defendants on February 8, 2001.

      The Trial Court’s summary judgment in favor of the defendants was affirmed by the Pennsylvania Court of Appeals on October 26, 2001. The plaintiff has petitioned the Pennsylvania Supreme Court to review the decision of the Court of Appeals. That petition is currently pending.

Whitehorse Center Litigation

      On October 30, 2000, Reading Australia commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against its joint venture partner and the controlling stockholders of its joint venture partner in the Whitehorse Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect on a loan made by Reading Australia to Ms. Khor and Mr. Burr, which loan was guaranteed by Burstone Victoria PTY, LTD (“Burstone”). The defendants have asserted certain set-offs and counterclaims, alleging, in essence, that Reading Australia breached certain obligations it allegedly had to build a cinema at the Whitehorse Center, causing the defendants substantial damages. Reading believes that it has good and sufficient defenses to the defendants’ assertions and counter claims. The case is currently in the discovery stage.

Tax Audit

      The Internal Revenue Service (the “IRS”) has completed its audits of the tax return of Old Reading for its tax year ended December 31, 1996, and the tax return of Craig for its tax year ended June 30, 1997. With respect to both Old Reading and Craig, the principal focus of these audits had been the treatment of the contribution by Reading Entertainment, Inc. to Reading Australia and subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by Reading Entertainment, Inc from Craig as a part of a private placement of securities by Reading Entertainment, Inc. closed in October 1996.

      By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of Old Reading and Craig for the years in question (the “Examination Reports”). The Examination Report for each of Old Reading and Craig proposes that the gain on the disposition by Reading Entertainment Inc. of Stater Stock, reported as taxable on the Reading return, should be reallocated to Craig. This proposed change would result in an additional tax liability for Craig of approximately $21,000,000 plus interest. As reported on Old Reading’s return, the gain on the disposition of the Stater Stock was fully offset for regular income tax purposes by net operating losses, but gave rise to an alternative minimum tax liability of approximately $2,000,000. Under the Examination Report issued to Old Reading a consequence of the reallocation to Craig of the gain on the disposition of the Stater Stock is the elimination of Old Reading’s alternative minimum tax liability, which would result in a refund to Old Reading of approximately $2,000,000, plus interest.

      The Examination Reports does not constitute a final determination of Old Reading’s or Craig’s tax liability and Craig has sought review of these proposed changes with the IRS Office of the Regional Director of Appeals. Since these tax liabilities relate to time periods prior to the consolidation, and since Old Reading and Craig continue to exist as wholly owned subsidiaries of Reading, any adverse determination would be limited in recourse to the assets of Old Reading or Craig, as the case may be, and not to the general assets of RII. At the present time, Craig’s assets are comprised principally of RII and Old Reading securities.

      Craig intends to appeal and to vigorously contest the IRS’ proposed changes as set out in its Examination Report. However, no assurances can be given that Craig will quickly or ultimately prevail in its position. While Old Reading does not intend to challenge the proposed finding in the Examination Report that it is entitled to a refund, in the event that Craig prevails in its appeal, the IRS would be free (absent a settlement with Reading) to revisit its position with respect to the refund to Reading and with respect to the availability of the Reading losses to offset any gain in the disposition of the Stater Stock by Reading.

Harbor Finance Partners Litigation

      In February 2002, Harbor Finance Partners dismissed with prejudice and issued a release of claims against all defendants with respect to its putative class action against Old Reading, its directors, and Craig relating to the Consolidation completed on December 31, 2001. In the related settlement, Old Reading agreed, without conceding any liability or merit to the plaintiff’s claims, to reimburse to Harbor Finance certain limited out-of-pocket costs, in the aggregate amount of approximately $16,500. Old Reading determined to settle, since defense costs would have been far in excess of the settlement amount, which Old Reading considers to be nominal.

      Harbor Finance Partners filed its suit on August 3, 2001, in the Nevada State District Court, Clary County, Nevada, styled Harbor Finance Partners, Plaintiff v. James J. Cotter, Robert J. Smerling, S. Craig Tompkins, Scott A. Braley, Robert M. Loeffler, Kenneth S. McCormick, Craig Corporation and Reading Entertainment, Inc., Case no. A438155. The Harbor complaint alleged that Old Reading’s directors and Craig, as the controlling stockholder of Reading, breached their respective duties to the stockholders of Old Reading in various respects, and sought various remedies, including preliminary and permanent injunction against the Consolidation and monetary damages.

Other Claims

      The Company is not a party to any other pending legal proceedings or environmental action which management believes could have a material adverse effect on its financial position. While the City of Philadelphia has asserted that the Company’s share of any environmental clean up costs related to its North Viaduct Property would be in the range of $3,500,000, the Company does not believe that it has any current obligation to commence such remediation and believes such estimated clean-up costs to be excessive.

Item 4 — Submission of Matters to a Vote of Security Holders

      At the Company’s 2001 Annual Meeting of Shareholders held on December 31, 2001, the shareholders (1) elected the Company’s directors; (2) approved the proposal to issue Class A and Class B stock to consolidate Reading Entertainment Inc. and Craig Corporation, (3) approved an amendment to the Citadel’s 1999 stock option plan to increase the number of shares available for issuance under the plan in order to permit Citadel to assume the outstanding Craig and Reading stock options, (4) approved the proposal to adopt the amendment to the Articles of Incorporation, and (5) ratified the form of Citadel Indemnification Agreement. The results of the votes were as follows:

	For	Withheld

(1) Election of Directors
James J. Cotter	1,102,932	92,359
William C. Soady	1,103,532	91,759
Alfred Villasenor, Jr.	1,009,752	185,539
Robert M. Loeffler	1,103,532	91,759
S. Craig Tompkins	1,102,932	92,359

	For	Against	Abstain/No-Vote

(2) Proposal to Issue Class A and Class B stock to consolidate Citadel, Reading Entertainment, Inc. and Craig Corporation	1,170,174	24,781	336/0
(3) Proposal to increase the number of shares available for issuance under the 1999 Stock Option Plan	1,100,185	94,790	326/0
(4) Proposal to adopt an amendment to the Articles of Incorporation	1,175,265	19,650	376/0
(5) Proposal to ratify the form of Citadel Indemnification Agreement	981,808	212,989	494/0

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Until the consolidation of Citadel Holding Corporation, Reading Entertainment, Inc., and Craig Corporation on December 31, 2001, the Company’s common stock was listed and quoted on the American Stock Exchange (“AMEX”) under the symbols CDL.A and CDL.B. Following the consolidation, the Company changed its name to Reading International, Inc. (“RII”). Effective January 2, 2002, RII traded on the American Stock Exchange under the symbols RDI.A and RDI.B. The following table sets forth the high and low closing prices of the CDL.A and CDL.B common stock of the Company as reported by AMEX for each of the following quarters:

	Class A Nonvoting		Class B Voting
	Common Stock		Common Stock

	High	Low	High	Low

2001:
Fourth Quarter	$1.8700	$1.4500	$1.9500	$1.5000
Third Quarter	$1.9000	$1.2600	$1.9500	$1.5000
Second Quarter	$2.0500	$1.3500	$2.2700	$1.5000
First Quarter	$2.6875	$1.7200	$3.0000	$2.2700
2000:
Fourth Quarter	$3.0000	$2.1250	$3.1250	$2.2500
Third Quarter	$3.2500	$2.5000	$3.7500	$2.6250
Second Quarter	$3.2500	$2.6250	$3.5000	$2.8750
First Quarter	$3.1250	$2.3125	$3.3125	$2.3750

Holders of Record

      The number of holders of record of the Company’s Class A and Class B common stock at March 14, 2002 was 2,231 and 183, respectively. On March 14, 2002, the high, low and closing price per share of the Company’s Class A Nonvoting was $2.40, and the high, low and closing price per share of the Company’s Class B Voting Common Stock was $2.32.

Dividends on Common Stock

      While the Company has never declared a cash dividend on its common stock and has no current plan to declare a dividend, the Company reviews this matter on an ongoing basis.

Item 6 — Selected Financial Data

      The table below sets forth certain historical financial data regarding Reading International, Inc. This information is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere herein, and the related notes thereto (dollars in thousands, except per share amounts).

	At or for the Year Ended December 31,

	2001	2000	1999	1998	1997

Revenue	$23,745	$7,384	$3,952	$5,985	$5,350
Operating (loss) income	$(3,382)	$(1,055)	$1,101	$1,995	$1,694
Net (loss) earnings	$(4,572)	$(3,542)	$9,487	$5,687	$1,530
Basic (loss) earnings per share	$(0.21)	$(0.47)	$1.42	$0.85	$0.24
Diluted (loss) earnings per share	$(0.21)	$(0.47)	$1.42	$0.85	$0.24

Other Information
Shares outstanding	21,821,324	9,947,964	6,669,924	6,669,924	6,669,924
Weighted average shares and dilutive share equivalents	9,980,946	7,557,718	6,669,924	6,669,924	6,487,458

Total assets	$170,595	$63,922	$47,206	$35,045	$28,860
Long-term debt (less current portion)	$37,490	$15,221	$10,872	$9,008	$9,395
Working capital	$548	$13,062	$25,587	$8,668	$5,018
Stockholders’ equity	$91,125	$39,128	$33,483	$23,741	$18,054

EBIT	$(2,864)	$(2,431)	$15,383	$1,836	$2,584
Depreciation and amortization	$2,044	$657	$340	$414	$391
EBITDA	$(820)	$(1,774)	$15,723	$2,250	$2,975
Debt to EBITDA	—	—	0.70	4.10	3.16

Capital expenditure	$10,326	$10,773	$67	$789	$708
Number of employees at 12/31	1,110	147	3	3	3

      The balance sheet data for 2001 include assets, borrowings, and stockholders’ equity of Reading Entertainment, Inc. and Craig Corporation following the consolidation of the three companies on December 31, 2001.

      The 1998 net earnings include a deferred income tax benefit amounting to approximately $4,828,000 resulting principally from the reversal of federal and state income tax valuation allowances.

Item 7 —	Management’s Discussions and Analysis of Financial Condition and Results of Operations

      The following review should be read in conjunction with the consolidated financial statements and related notes included within Item 8 of this Form 10K. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Overview

      Reading International, Inc., the surviving entity following the consolidation of Reading Entertainment, Inc., Craig Corporation and Citadel Holding Corporation on December 31, 2001, is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc., Craig Corporation, and Citadel Holding Corporation. These businesses consist primarily of:

•	The development, ownership and operation of cinemas in the United States, Australia, New Zealand, and Puerto Rico;

•	The development, ownership and operation of cinema based entertainment centers in Australia and New Zealand,

•	The ownership and operation of “Off Broadway” style live theaters in the United States; and

•	As a business ancillary to its ownership and operation of cinemas, entertainment centers and live theaters, the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States.

      We consider ourselves to be essentially a cinema and live theater exhibition company with a focus on real estate oriented assets. Consequently, our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. We intend to dispose of our interests in Puerto Rico, all of our agricultural interests and assets, as well as our investment in Gish Biomedical, Inc. securities. From time to time we may dispose of, or put to alternative use some or all of our interests in various operating assets, in order to realize the real estate values of such assets. To this end, we achieved the following significant milestones in 2001:

1. Consolidation

      On December 31, 2001, Reading Entertainment, Inc. and Craig Corporation each merged with wholly owned subsidiaries of Citadel Holding Corporation. While Citadel is technically the surviving company, it changed its name to Reading International, Inc. incident to the consolidation, to reflect the fact that the great bulk of the operating assets of the consolidated company belonged to Reading Entertainment, Inc. prior to the consolidation. In the consolidation, each holder of Reading Entertainment, Inc.’s common stock received 1.25 shares of Reading International Inc. Class A Common Stock and each holder of Craig Corporation Common Stock and Craig Corporation Common Preference Stock received 1.17 shares of Reading International Inc. Class A Common Stock. Prior to the consolidation, each of these companies was a separate publicly traded company, but with overlapping stock ownership, management and control.

      The GAAP reporting requirements drive the accounting presentation included in this Form 10K — namely that since the date of consolidation was December 31, 2001, the Consolidated Statements of Operations for the year ended December 31, 2001 only contain the operating results of Citadel Holding Corporation (renamed to Reading International, Inc). Operating results of Craig Corporation and Reading Entertainment, Inc. are excluded from these numbers, but are presented as pro forma statements in the Notes to Consolidated Financial Statements. The Consolidated Balance Sheets, however, contain the assets and liabilities of all three consolidated companies adjusted for intercompany balances.

2. Acquisition of Cinema and Theater Assets

      In September 2000 and in the first quarter of 2001, we acquired certain cinema and live theater assets, located principally in the borough of Manhattan, New York.

The Angelika Film Center and the City Cinemas Acquisition On September 1, 2000, we acquired, in each instance either directly from Messrs. Cotter and Forman or from entities owned by Messrs. Cotter and Forman, collectively referred to herein as “Sutton”, (1) a 1/6th (16.7%) interest in the Angelika Film Center LLC (“AFC”), the owner of the Angelika Film Center and Café located in the Soho district of Manhattan (the “NY Angelika”), and (2) certain rights and interests comprising the City Cinemas cinema chain, currently consisting of 16 screens in four Manhattan locations (the “Leased Cinemas”) and the right to manage an additional 24 screens in five locations (the “Managed Cinemas”) (the “City Cinemas Transaction”). As part of the consolidation we acquired a further 33.3% interest in a subsidiary of the AFC, previously owned by a subsidiary of Reading Entertainment, Inc. The remaining 50% interest is owned by National Auto Credit, Inc. (“NAC”). As a result of this incremental acquisition and as we are the managing partner of the AFC, we are required to consolidate AFC’s results of operations on an ongoing basis. AFC’s assets and liabilities were consolidated as of December 31, 2001.

Off-Broadway Investments, Inc. Acquisition On September 20, 2000, we acquired Off Broadway Investments, Inc. from Messrs. Cotter and Foreman pursuant to a stock-for-stock merger and renamed the company Liberty Theaters, Inc. (“Liberty Theaters”). At the time of its acquisition, Off Broadway Investments, Inc. operated three live theaters in Manhattan, two of which were owned in fee and the third of which was leased. In February 2001, Liberty Theaters acquired the fee interest in the property in which the third of these theaters is located for $7,700,000.

The Angelika-Dallas Acquisition On September 22, 2000, we acquired from Reading Entertainment, Inc. the leasehold interest in an 8-screen Angelika cinema in Dallas (“Angelika-Dallas”). The construction of the Angelika-Dallas was completed during 2001 and the cinema opened to the public on August 3, 2001. The lease was initially entered into by Reading Entertainment, Inc. and was transferred to us at Reading Entertainment’s carrying value.

The Reading Domestic Cinemas Acquisition In March 2001, we acquired the leasehold interest in four additional cinemas, consisting of 28 screens from Reading Entertainment, Inc. The purchase price of $1,706,000 was based upon a six times multiple applied against the aggregate 2000 cinema level cash flow from the four cinemas. The purchase price was paid in a two-year promissory note, accruing interest and payable quarterly, at the rate of 8% per annum. The purchase price represented the carrying value on Reading Entertainment’s books.

3. Agricultural Operations

      In December 1997, we acquired a 40% general partnership interest in three agricultural partnerships (the “Agricultural Partnerships”) and an 80% membership interest in Big 4 Farming LLC (“Farming”), which manages and farms the properties owned by the Agricultural Partnerships. The Agricultural Partnerships currently own approximately 1,600 acres of property in Kern County, California, approximately 1,100 acres of which are improved with citrus orchards (“Big 4 Ranch”). The Big 4 Ranch assets are not a material part of our operations and are currently held for sale. No assurances can be given that Big 4 Ranch will be sold in the near term and, even if it does sell, it is not anticipated that the proceeds will necessarily be in an amount in excess of the indebtedness currently associated with that investment. In September 2000, we wrote off our investment in and advances made to, the Agricultural Partnerships.

4. Investment in Gish Biomedical, Inc. (“Gish”)

      At December 31, 2001, we owned 583,900 shares of Gish common stock, acquired during fiscal years 1998-2000, at an aggregate cost of approximately $1,435,000, or approximately $2.46 per share. In September 2001, we determined that our investment in Gish stock suffered a non-temporary decline in fair value and we recorded an asset impairment loss of $852,000 to write down the book value of our Gish securities to $1.00 per share. At March 5, 2002, the market value of such shares was $0.75 per share. The Gish stock is carried as an available-for-sale security at approximately $496,000 under the caption “Investment in Gish Biomedical, Inc.” on our Consolidated Balance Sheets, for the year ended December 31, 2001.

5. Investment in Affiliate

      We own 70,000 shares of Reading Entertainment, Inc. Preferred Stock. This preferred stock has (1) a liquidation preference of $100 per share, or $7,000,000 (“Stated Value”), and (2) bears a cumulative dividend of 6.5%, payable quarterly. As of December 31, 2001, Reading Entertainment was three quarters in arrears with respect to its dividend payments on the preferred stock. For each of the three years ended December 31, 2001, we have recorded $455,000 per annum as dividend revenue from this investment. As a direct result of the consolidation any future dividends on this preferred stock will no longer be recorded on our operational statements, as they become intercompany items.

Summary

      As a result of these transactions discussed above, at December 31, 2001 we operated thirty-five cinemas with 221 screens and four live theatres. Along with the three entertainment centers that we developed in

Australia, we have fee interests in three properties in the United States that generate rental income. We opened one other entertainment center in Wellington, New Zealand on March 19, 2002 consisting of a 10-screen cinema, adjoining parking garage and complimentary retail spaces.

      In addition to our core business of cinema and theater exhibition with a real estate focus, we own held-for-sale marketable securities and an interest in the three agricultural partnerships, that we are endeavoring to sell.

Cinema Properties

Screens

Australia
Auburn	10
Belmont	10
Bundaberg	4
Chirnside Park	8
Dubbo	5
Elsternwick	5
Harbourtown	14
Maitland	4
Mandurah	6
Market City	5
Redbank	8
Townsville	6
Waurn Ponds	8
Total Screens	93
United States
Angelika New York	6
Angelika Dallas	8
Angelika Houston	8
Manville	12
Minneapolis	5
NYC-Cinemas	3
NYC-Sutton	2
NYC-Murray	4
NYC-Village	7
NYC-86th Street*	1
NYC-Paris 3rd*	4
Sacramento	3

Total Screens	63
Puerto Rico
Carolina	12
Hatillo	6
Humacao	8
Las Americas	8
Mayaguez Twn	8
Mayaguez Univ	6
Senorial	4

Total Screens	52

Screens

New Zealand
Whangorpora**	5
Mission Bay**	4
Takapuna**	4
Courtney Central***	10
Total Screen	23

*	Denotes managed cinemas.

**	Denotes cinemas operated through the New Zealand Berkeley Cinemas joint venture.

***	Courtney Central opened on March 21, 2002.

Rental Properties

Australia	United States

Auburn Entertainment Center Belmont Entertainment Center	Brand Office Building Union Square Theatre — retail Royal George — office space Sutton — Wendy’s Village East — Retail

Live Theatre Properties

United States

1) Chicago-Royal George	4 stages
2) NYC-Union Square	1 stage
3) NYC-Minetta	1 stage
4) NYC-Orpheum	1 stage

Results of Operations

      We operate seven cinemas and three live theaters in Manhattan and as a result of the terrorist attack on the World Trade Center on September 11, 2001, four of these cinemas and all of the live theaters were temporarily closed for a few days. As of September 30, 2001, we had already negotiated a settlement with the insurance carrier for the business interruption experienced as a result of the terrorist attack in Manhattan. The insurance settlement of approximately $75,000 was recorded as “Other income” in the Statement of Operations for the year ended December 31, 2001.

      The World Trade Center attack adversely affected the cinema and theater business at least temporarily. In the weeks following the attack, attendance was down not only in Manhattan, but elsewhere in the United States. We believe that the decline in attendance was the product of a variety of factors including (1) determination by movie goers to follow new events on the television, or to otherwise spend more time with their families in a home setting, and (2) the decision by the major film distributors to push back the release dates of certain films. Although no assurances can be given in this respect, we believe that the terrorist attack of the World Trade Center will not result in a permanent adverse change in cinema and theater attendance. The effect of ongoing concerns about terrorist activities in the United States and elsewhere, however, remain uncertain. The one exception to this uncertainty is insurance premiums which have increased substantially (from 80% to 300% higher) than those in place during the majority of 2001. These premium increases will effect 2002 and onwards.

      As a consequence of the recent Consolidation and acquisition activities as discussed previously, our performance in prior periods will not be indicative of performance on a going forward basis. The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands).

	Cinema/Live
	Theaters	Real Estate	Corporate	Total

Year Ended December 31, 2001
Revenue	$20,046	$3,617	$82	$23,745
Expense	21,519	1,867	3,741	27,127

Operating (loss) income	(1,473)	1,750	(3,659)	(3,382)
Other (expense) income	(618)	(883)	519	(982)

(Loss) income before tax	(2,091)	867	(3,140)	(4,364)

Income tax expense	204	—	4	208

Net (loss) income	$(2,295)	$867	$(3,144)	$(4,572)

Year Ended December 31, 2000
Revenue	$4,686	$2,534	$164	$7,384
Expense	5,223	1,097	2,119	8,439

Operating (loss) income	(537)	1,437	(1,955)	(1,055)
Other (expense) income	(19)	(895)	(1,573)	(2,487)

(Loss) income before tax	(556)	542	(3,528)	(3,542)

Income tax expense	—	—	—	—

Net (loss) income	$(556)	$542	$(3,528)	$(3,542)

Year Ended December 31, 1999
Revenue	—	$3,706	$246	$3,952
Expense	—	1,582	1,269	2,851

Operating income (loss)	—	2,124	(1,023)	1,101
Other (expense) income		(587)	14,282	13,695

Income before tax	—	1,537	13,259	14,796

Income tax expense	—	—	5,309	5,309

Net income	—	$1,537	$7,950	$9,487

Cinema and Live Theaters

     2001 Compared with 2000

      For 2001, our cinema and live theater segment included the operating results of nine cinemas with 52 screens (including an 8-screen cinema in Dallas which opened in August 2001) and four live theaters. For 2000, our cinema and live theater segment was comprised of operating results of four cinemas with 16 screens and four live theaters from August 1, 2000 to December 31, 2000. The cinema and live theater revenues consist of admissions, concessions, and advertising with respect to the cinemas as well as lease income and box office service revenues with respect to the live theaters. The cinema and live theater expenses consist of the costs directly attributable to the operation of the cinemas and theaters (including employee-related, occupancy and operating costs, and depreciation) and in the case of the cinemas, film rent expense.

      Cinema results are very dependent on the availability of quality first run products and the length of stay in the market. Live theater results likewise depend on a strong production with crowd appeal to generate a long run.

      Cinema operations continued to generate a negative margin for 2001. The loss reported in 2001 was mainly attributable to (1) increased competition from new state-of-the-art multiplex cinemas constructed in Manhattan over the past two years which negatively impacted the attendance, (2) the impact of the World Trade Center bombing and ongoing concerns about terrorist activities, and (3) the absence of a blockbuster film with a sustained box office draw.

      The decrease in the live theater gross margin was primarily due to the Royal George Theatre’s main stage going dark from May to the end of October 2001 and due to the cancellation of a production booked in the Minetta Lane Theater as a result of the September 11th terrorist attack. Joseph and the Amazing Technicolor Coat started its run on October 26, 2001 at the Royal George’s main stage and finished its run on January 27, 2002. Current productions in the theaters are:

• Orpheum Theater:	Stomp (On-going)

• Minetta Lane:	Last Five Years (On-going)

• Union Square:	Saving Grace (On-going)

• Royal George:	Main Stage — Uncle Broadway (Show closes in March 2002, negotiations are proceeding for a summer production)

• Royal George:	Great Room — Late Nite Catechism (On-going)

• Royal George:	Gallery — Little House (On-going)

• Royal George:	Cabaret — Stage is dark and nothing is currently scheduled until September 2002.

      The increase in other expense from $19,000 in 2000 to $618,000 in 2001 is solely due to increased interest expense due to our acquisition efforts.

     2000 Compared with 1999

      The negative margin produced from cinema operations for 2000 reflects the general industry-wide decline in attendance during the 2000 period as compared with the same period in 1999, before we had any interest in the cinemas. While the domestic gross box office revenues for 2000 approximated U.S. gross box office revenues for 1999, these revenues were spread over a significantly greater number of screens, resulting in declining revenues per screen and increased operating costs as a percentage of revenues. Cinema profitability was also adversely affected nationwide by an increase in film rental expense. These two factors contributed to the on-going bankruptcy filings by a number of large cinema exhibitors, including Loews (the principal exhibitor in Manhattan and elsewhere), Edwards, General Cinema, Carmike, United Artists and Mann circuits. Further, most other large exhibitors, including AMC and Regal, reported poor attendance numbers, high debt costs and declining operating results during this period.

      The four live theaters’ operating results for the 2000 reflect only 13 weeks of operations.

Real Estate

     2001 Compared with 2000

      The increase in real estate income for 2001 is primarily due to (1) $327,000 in rental income from the Union Square building which was purchased in February 2001 and (2) $219,000 in rental income from Royal George Theater leasing out its excess office space. The remaining increase in income reflects a full year’s rental income from the retail tenants of Village East cinema (Village East was acquired as part of the City

Cinemas Transaction and 2000 results only include periods from August to December 2000). The income from the Brand building remained comparable to that of Fiscal 2000.

     2000 Compared to 1999

      The decrease in real estate earnings from 1999 to 2000 is principally attributable to the sale of a rental property located in Phoenix, Arizona (“Arboleda”) in June 1999. Following the sale of Arboleda, our real estate income was generated from the Brand office building located in Glendale, California, until acquisition of City Cinemas.

Corporate

     2001 Compared to 2000

      In 2001, corporate revenue is entirely comprised of farming management fee received by Big 4 Farming LLC from the Agricultural Partnerships. Corporate other income is comprised of interest income/expense, dividend income, gain/loss on sale of assets, and equity income (loss).

      Corporate expenses include general and administrative expenses that are not directly attributable to other operating segments. Beneficial lease payments made to Sutton Hill under the City Cinemas agreement of $295,623 per month are recorded as expenses of the Cinema segment. The increase in corporate expenses is primarily due to increased general and administrative expense reflecting (1) a full year of operations of the cinemas acquired in September 2000 and (2) administrative expenses relating to cinema/theater properties acquired during the year.

      The movement in corporate other expense from $1,573,000 to $519,000 in corporate other income, is primarily due to $4,462,000 decrease in equity loss and loan reserve relating to the agricultural operation partially offset by (1) $894,000 decrease in interest income, (2) $892,000 increase in loss on the Gish securities, and (3) the absence of any gains from the sale of securities to replace the $829,000 in gain recognized on sale of NAC securities in 2000.

     2000 Compared to 1999

      Corporate revenue for 2000 included consulting income earned from Reading Entertainment, Inc. Revenue declined over the years due to a reduction in consulting work performed for Reading Entertainment Inc.

      The majority of the increase in corporate expenses from 1999 to 2000 is attributable to legal and other professional fees incurred relating to the Liberty Theaters acquisition and the City Cinemas Transaction. The movement in other income from $14,282,000 in income to $1,573,000 in expense was primarily due to the $13,337,000 of gain on sale of Arboleda recorded for 1999 (as compared to $829,000 of gain on sale of NAC common stock recorded for 2000) and the $3,406,000 of loan loss reserve taken in 2000 which reduced the line-of-credit receivable from the Agricultural Partnerships to zero. Our decision to reduce the carrying value of our investment in and advances to the Agricultural Partnerships was premised upon (1) the very poor performance of the Agricultural Partnerships since 1997, (2) uncertainties surrounding market conditions which may exist when the crop is harvested and sold, and (3) uncertainty about the potential value of the underlying net assets of the Agricultural Partnerships.

Business Plan, Capital Resources and Liquidity of the Company

Financial Condition

      As previously discussed, our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. We intend to dispose of our interest in Puerto Rico, all of our agricultural interests and assets, and our investment in Gish securities. From time to time we may dispose of, or put to alternative use, our interest in various operating assets, in order to realize the real estate values of such assets.

Liquidity and Capital Resources

      Our ability to generate sufficient cash flows from operating activities in order to meet our obligations and commitments drives our liquidity position. This is further affected by our ability to obtain adequate, reasonable financing and/or to convert non-performing or non-strategic assets into cash. We cannot separate liquidity from capital resources that are made up of potentially available funds for use in achieving our long-term goals or in order to meet our debt servicing requirements.

      Currently, our liquidity needs arise mainly from:

•	Working capital requirements;

•	Capital expenditures; and

•	Debt servicing requirements.

Operating Activities

      Cash used in operations was $2,265,000 in 2001 compared with cash provided by operations of $1,960,000 and $881,000 in 2000 and 1999, respectively. The decrease in cash due to operating activities between 2001 and 2000 of $4,224,000 is primarily due to the following contributors:

•	$3,308,000 of increase in net loss after adjusting for depreciation and amortization, gain/(loss) on sale of assets, provision for loss, equity earnings and minority interest;

•	Approximately $3,600,000 of decrease in payables and liabilities; offset with

•	Approximately $2,700,000 of decrease in current assets.

      The increase in cash provided by operations between 2000 and 1999 of $1,079,000 was primarily due to the following factors:

•	$3,367,000 of increase in net earnings after adjusting for depreciation and amortization, gain on sale of assets, provision for loss, equity earnings and minority interest;

•	Approximately $1,141,000 of increase in payables and liabilities; partially offset with

•	Approximately $3,429,000 of increase in current assets

Investing Activities

      Cash used in investing activities was $10,023,000 in 2001 compared with cash used in investing activities of $8,893,000 in 2000 and cash provided by investing activities of $19,002,000 in 1999. The decrease in cash due to investing activities between 2001 and 2000 of $1,130,000 is primarily due to the following contributors:

•	Approximately $1,768,000 of decrease in proceeds from sale of NAC securities

•	Approximately $450,000 of decrease in purchase of capital assets; and

•	$190,000 of increase in cash distribution from AFC

      The decrease in cash due to investing activities between 2000 and 1999 of $27,895,000 was primarily due to the following factors:

•	$19,684,000 of sale proceeds from the Arboleda property in 1999; and

•	$10,159,000 of increase in purchase of capital assets (mainly the Royal George Theater, City Cinemas option; and Angelika Dallas development); partially offset with

•	$112,000 of increase in cash distribution from AFC.

Financing Activities

      Cash provided by financing activities was $17,154,000 in 2001 compared with cash used in financing activities of $1,789,000 in 2000 and cash provided by financing activities of $482,000 in 1999. The increase in cash due to financing activities between 2001 and 2000 of $18,943,000 is primarily due to the following contributors:

•	$11,891,000 of increase in cash balance due to the Consolidation;

•	$5,202,000 of increase in proceeds from borrowings; and

•	Approximately $1,870,000 of decrease in funds sent to the Agricultural Partnerships.

      The decrease in cash due to financing activities between 2000 and 1999 of $2,271,000 was primarily due to $2,100,000 of decrease in proceeds from borrowings, net of mortgage repayments.

Summary

      Our cash position at December 31, 2001 was $20,876,000. During 2001, we put in place several measures that are expected to have a positive effect on our overall liquidity, namely:

•	On November 8, 2001, we negotiated with the lender to extend our AUS$30,000,000 line-of-credit to March 31, 2003.

•	On July 18, 2001, we entered into an agreement to borrow an additional NZ$4,135,000 which is to be used to fit-out the cinema being constructed as a part of the Wellington entertainment center.

•	We entered into a line-of-credit agreement with a banking institution which provides us with $1,500,000 of short-term liquidity that may be used to fund working capital obligations and/or further acquisition efforts. At December 31, 2001, no amounts had been drawn against this line-of-credit which expires in September 2002.

•	We commenced discussions with several other financial institutions to replace with an extended line-of-credit (in excess of 12 months), the previously in-place $6,000,000, 12-month facility. No assurances can be given that we will be successful in securing this new line.

•	The fit-out of the Angelika Dallas cinema was completed during the year and will not be a cash drain in 2002.

•	During 2002 and onwards, we expect to recognize cost savings due to the synergies generated by the consolidation of Reading Entertainment, Craig and Citadel, which should amount to approximately $1,000,000 annually based on the pre-consolidated general and administrative expenses of the three companies.

•	In consideration of the transfer of our rights to the purchaser of the Murray Hill property, we have effectively reduced our ongoing rental payment obligations under the City Cinemas Operating Lease by $825,000 in a full year commencing during 2002. Also our obligation to fund, beginning in 2007, certain loans to Sutton Hill Capital has been reduced by $10,000,000 from $28,000,000 to $18,000,000. Likewise, the exercise price of our option to acquire real property assets underlying the City Cinemas Operating Lease has been reduced by $10,000,000 from $48,000,000 to $38,000,000.

•	With respect to our agricultural operations and our investments in the Agricultural Partnerships, we are endeavoring to dispose of our interest in the agricultural assets. No assurances can be given that the agricultural assets will be sold in the near term or that the proceeds will necessarily be in an amount in excess of the indebtedness currently associated with our investment.

      Potential uses for funds during 2002 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	The repayment of the $4,500,000 Sutton Hill Associates note payable in July 2002, although we are in discussions with the Sutton Hill principals to extend this note for a further six months.

•	The payment of tenant improvement incentives to Disney, as the tenant of our Brand building in Glendale, California, amounting to $1,917,000.

•	The payment of tenant improvement incentives to the various tenants at Auburn and Belmont, in Australia approximating $2,300,000.

      Based upon the current levels of the newly consolidated operations, anticipated cost savings and future growth, we believe our cash flow from operations, together with both the existing and the anticipated line-of-credit and other sources of liquidity (including potential sales of part of the Puerto Rico circuit, agricultural properties and other future potential asset sales) will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures and other operating needs. There can be no assurance, however, that the business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial and other factors, many of which are beyond our control.

Critical Accounting Policies:

      The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and the most demanding in their calls on judgment. While accounting for our core business of cinema and live theater exhibition with a real estate focus is relatively straight-forward, we believe our most critical accounting policies relate to:

•	Property rental income and expense recognition;

•	Basis of presentation

•	Asset valuation criteria;

•	Legal and environmental obligations; and

•	Tax valuation allowances and obligations.

      We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from our estimates.

Financial Risk Management

      Our risk management procedure, developed internally, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations. Our primary exposure to fluctuations in the financial markets is currently, to changes in interest rates. However, in view of the acquisitions made on December 31, 2001, our future exposure will also extend to foreign exchange risk.

      Our exposure to interest rate risk arises out of our long-term debt obligations. Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a fixed rate into a variable rate and vice versa. Our procedure allows us to enter into derivative contracts on certain borrowing transactions to achieve this goal. During 2001, no such contracts had been utilized and none were in existence at December 31, 2001.

Inflation

      We continually monitor inflation and the effects of changing prices. Inflation increases the cost of goods and services used. Competitive conditions in many of our markets restrict our ability to fully recover the higher costs of acquired goods and services through price increases. We attempt to mitigate the impact of inflation by implementing continuous process improvement solutions to enhance productivity and efficiency and, as a result, lower costs and operating expenses. In our opinion, the effects of inflation have been managed appropriately and as a result, have not had a material impact on our operations and the resulting financial position or liquidity.

Taxation

      The Internal Revenue Service (the “IRS”) has completed its audits of the Reading Entertainment, Inc.’s tax return for its tax year ended December 31, 1996, and of the Craig Corporation’s tax return for its tax year ended June 30, 1997. With respect to both Reading Entertainment, Inc. and Craig Corporation, the principal focus of these audits had been the treatment of the contribution by Reading Entertainment, Inc. to Reading Australia and subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by Reading Entertainment, Inc. from Craig Corporation as a part of a private placement of securities by Reading Entertainment, Inc. that closed in October 1996.

      By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of Reading Entertainment, Inc. and Craig Corporation for the years in question (the “Examination Reports”). The Examination Report for each of Reading Entertainment, Inc. and Craig Corporation proposes that the gain on the disposition by Reading Entertainment Inc. of Stater Stock, reported as taxable on its tax return, should be reallocated to Craig Corporation. This proposed change would result in an additional tax liability for Craig Corporation of approximately $21,000,000 plus interest. As reported on Reading Entertainment Inc.’s return, the gain on the disposition of the Stater Stock was fully offset for regular income tax purposes by net operating losses, but gave rise to an alternative minimum tax liability of approximately $2,000,000. Under the Examination Report issued to Reading Entertainment, Inc., a consequence of the reallocation to Craig Corporation of the gain on the disposition of the Stater Stock is the elimination of Reading Entertainment Inc.’s alternative minimum tax liability, which would result in a refund to Reading Entertainment, Inc. of approximately $2,000,000, plus interest. The examination Reports do not constitute a final determination of Reading Entertainment Inc.’s or Craig Corporation’s tax liability.

      Craig Corporation intends to appeal and to vigorously contest the IRS’ proposed changes in its Examination Report. However, no assurances can be given that Craig Corporation will quickly or ultimately prevail in its positions. While Reading Entertainment, Inc. does not intend to challenge the proposed finding in the Examination Report that it is entitled to a refund, in the event that Craig Corporation prevails in its appeal, the IRS would be free (absent a settlement with Reading Entertainment, Inc.) to revisit its position with respect to the refund to Reading Entertainment, Inc. and with respect to the availability of the Reading Entertainment, Inc.’s losses to offset any gain in the disposition of the Stater Stock.

      Reading Entertainment, Inc. and Craig Corporation have entered into agreements with the IRS, tolling the applicable statutes of limitation with respect to the returns in question.

Litigation

      We are currently, and are from time to time, involved with claims and lawsuits arising in the ordinary course of our business. Some examples of the types of claims are:

•	Contractual obligations;

•	Insurance claims;

•	IRS claims;

•	Employment matters; and

•	Anti-trust issues.

      Where we are the plaintiffs, we expense all legal fees on an on-going basis and make no provision for any potential settlement amounts until received. In Australia, the prevailing party is entitled to recover its attorneys fees. Where we are a plaintiff, we have likewise made no provision for the liability for such attorneys in the event we were determined not to be the prevailing party.

      Where we are the defendants, we accrue for probable damages, which may not be covered by insurance, as they become known and can be reasonably estimated. In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position or liquidity. However, we do not give any assurance as to the ultimate outcome of such claims and litigation. The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), subsequently amended by SFAS No. 137 and No. 138. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and requires us to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities or, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. We do not believe the adoption of SFAS 133 will have a material impact on our financial position or results of operations.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). They also issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), in August and October 2001, respectively.

      SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16 “Business Combinations” (“APB 16”) and is effective for all business combinations initiated after June 30, 2001.

      SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, we are no longer required to amortize goodwill and other intangible assets with indefinite lives but will be subject to periodic testing for impairment. We plan to adopt SFAS No. 141 and SFAS No. 142 effective January 1, 2002. We also expect to stop amortizing goodwill but will continue to amortize other intangible assets with finite lives. We expect our amortization expense to decrease by approximately $223,000 per year as a result of our adoption of SFAS 142 but have not completed our full evaluation. In any case, we do not expect a material impact on our financial position or results of operations.

      On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and applies to all long-lived assets, including discontinued operations. SFAS 144 establishes a single accounting model for the impairment of disposal of long-lived assets, including discontinued operations. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We have not yet completed our evaluation of the impact in adopting SFAS No. 144 but do not expect a material impact on our financial position or results of operations.

Business Climate

     Cinema Exhibition — General

      Over the past ten years, rapid multiplex and megaplex expansion resulted in increased revenue and attendances, but a reduced attendance on a per screen basis. Distributors reaped the benefits of a larger portion of the box office revenue as multiplexes enabled more patrons to view the major movies in the first few weeks of release, which is when distributors’ film rental charges are greatest. However, exhibitors’ margins were impacted negatively, as their proportionate film rental costs increased due to shorter run times. During 2001, consolidation of the industry worldwide has continued and the number of screens available has either dropped, as in the case of North America, or the rate of screen growth has slowed significantly, as in the case of Australia, New Zealand and Puerto Rico.

      The principal factor in the success or failure of a particular cinema is access to popular film products. If a particular film is only offered at one cinema in a given market, then customers wishing to see that film will, of necessity, go to that cinema. If two or more cinemas in the same market offer the same film, then customers will typically take into account factors such as the relative convenience and quality of the various cinemas. In many markets, the number of prints in distribution is less than the number of exhibitors seeking that film for that market, and distributors typically take the position that they are free to provide or not provide their films to particular exhibitors, in their complete and absolute discretion.

      Accordingly, competition for films can be intense, depending upon the number of cinemas in a particular market. Our comparatively small size, and the limited number of screens we can supply to distributors undercut our competitive position.

     Cinema Exhibition — North America

      In North America distributors may find it more commercially appealing to deal with a major exhibitor, rather than to deal with independents like Reading, which can only supply screens in a very limited number of markets. This competitive disadvantage may increase significantly, if the current restructuring of the industry results in two or three mega-exhibitors that are able to offer distributors access to screens on a truly nationwide basis, or on the other hand, to deny access if their desires with respect to film supply are not satisfied. The situation is different in Australia and New Zealand where typically every multiplex has access to all of the film then currently in distribution, regardless of the ownership of that multiplex.

      It is unclear, with the restructuring currently going on in the industry, and the emergence of increasingly attractive in-home entertainment alternatives, and with the largest exhibitor of art and specialty film in the United States — Landmark Theaters — only recently emerging from bankruptcy, what the competitive future holds for our North American operations.

     Cinema Exhibition — Australia/New Zealand

      The film exhibition market in Australia and New Zealand is highly concentrated. Typically, the major exhibitors own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas. Accordingly, we believe it likely that the major exhibitors may control upwards of 75% of the total cinema box office in Australia and New Zealand. Also, the major exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under shared facility arrangements, and have historically not engaged in head-to-head competition, except in the downtown areas of Sydney and Melbourne.

      The industry is also somewhat vertically integrated in that one of the major exhibitors Roadshow Film Distributors also serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow.

      In our opinion, the principal competitive restraint on the development of our business in Australia and New Zealand is the limited availability of good sites. However, unless we are successful in our efforts to open access to film in certain markets, it may be that access to film will also prove to be a principal competitive restraint on the further development of our business in Australia. Although generally we have not encountered problems in obtaining access to first run film product in Australia or New Zealand, we have encountered some difficulty where we have attempted to take on the established competitors in the downtown area of Sydney and in one situation where an art and specialty cinema, owned by a joint venture in which we are a participant, competes with affiliates of Roadshow.

     Cinema Exhibition — Puerto Rico

      Based upon number of screens, box office revenues and number of theaters, we are the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 2001, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited, but our principal competitor is expected to continue to open theaters competitive with ours. Caribbean Cinemas, our principal competitor, currently operates screens representing approximately 82% of the total box office generated in that county.

     Live Theater — North America

      Competition comes from other live theaters as well as other entertainment sources (such as television, videos, movies, concerts and other theatrical presentations). In Manhattan and Chicago, the number of theaters available for Off Broadway type productions is limited. While there are more than twenty Off Broadway venues (theaters with between 99 and 499 seats) in Manhattan, there are only four such theaters that have the same or greater seating capacity than our properties. In Chicago, there are currently four other venues available for commercial Off Broadway type productions, and six venues for Broadway style productions.

      Due to high land values and high construction costs in urban areas, and the parking requirements for such facilities, there are significant barriers to the construction of new theaters in both Manhattan and Chicago. There are four additional Off Broadway style theaters currently under development in Manhattan. Although these theaters are expected to open in mid to late 2002, these theaters are located, in our opinion, outside of established theater districts. In Chicago, there is one theater complex with four stages in the downtown area opened in 2001. However, we do not believe that this theater will have a material adverse effect on the Royal George, at least not in the near to intermediate run, given current levels of theater demand in Chicago.

Income Taxes

      We are subject to income taxation in several jurisdictions throughout the world. Our effective tax rate and income tax liabilities will be affected by a number of factors, such as:

•	The amount of taxable income in particular jurisdictions;

•	The tax rates in particular jurisdictions;

•	Tax treaties between jurisdictions;

•	The extent to which income is repatriated; and

•	Future changes in law.

      Generally, we file consolidated or combined tax returns in jurisdictions that permit or require such filing. For jurisdictions which do not permit such a filing, we may owe income, franchise, or capital taxes even though, on an overall basis, we may have incurred a net loss for the tax year.

Forward-Looking Statements

      This annual report contains forward-looking statements regarding, among other items:

•	Cash flow available to be applied to debt reduction or servicing and the availability of additional financing;

•	Our business strategy;

•	The impacts of recent accounting changes;

•	Anticipated trends in our business;

•	Our liquidity requirements and capital resources;

•	Anticipated proceeds from sales of assets;

•	Potential IRS claims resolution;

•	The effects of inflation on our operations; and

•	Earnings and sales growth.

      These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

•	Loss of market share or decline in margins through aggressive competition in the exhibition market;

•	Quality and quantity of film releases and availability of film;

•	Demand for retail space;

•	Changes in estimates associated with the adoption of SFAS 142;

•	Fluctuations in foreign exchange rates and interest rates;

•	Global economic and political conditions;

•	Unanticipated reductions in cash flow and difficulty in sales of assets;

•	The finalization of new credit lines; and

•	Other factors that cannot be identified at this time.

      Although we believe we have the exhibition and real estate resources to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurance that events anticipated by these forward-looking statements will in fact transpire as expected.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

      The Securities and Exchange Commission requires that registrants include information about potential effects of changes in currency exchange and interest rates in their Form 10-K filings. Several alternatives, all with some limitations, have been offered. The following discussion is based on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates and interest rates. This analysis is constrained by several factors, including the following:

•	It is based on a single point in time; and

•	It does not include the effects of other complex market reactions that would arise from the changes modeled.

      Although the results of such an analysis may be useful as a benchmark, they should not be viewed as forecasts.

      At December 31, 2001, approximately 33% and 10% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including $10,048,000 in cash and cash equivalents that were denominated in Australian and New Zealand dollars, respectively. We had no assets denominated in foreign currency prior to 2001. We have secured bank borrowings for developments planned for 2002 and these borrowings are originated in the local currencies. Unless we elect to hedge our foreign currency exchange exposure, we will hold assets that are subject to exchange fluctuations between the U.S. and Australian and New Zealand dollars. We have no plan to hedge such exposure at the present time.

      Commencing in 2002, we will also recognize unrealized foreign currency translation loss which could materially affect our financial position.

      Historically, we maintained most of our cash and cash equivalent balances in short-term money market instruments with original maturities of six months or less. Some of our money market investments may decline in value if interest rates increase. Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

      The majority of our Australian and New Zealand bank loans have variable rates and a change of 1% in short-term interest rate would have resulted in approximately $185,000 increase or decrease in our 2001 interest expense.

Item 8 — Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Reading International, Inc.
Los Angeles, California:

      We have audited the accompanying consolidated balance sheets of Reading International, Inc., and subsidiaries (the “Company”) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 29, 2002

READING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$20,876	$16,010
Receivables	3,662	867
Receivable from affiliates	—	563
Inventory	333	30
Investment in Gish Biomedical, Inc.	496	493
Restricted cash	493	—
Prepaid and other current assets (Note 11)	2,552	2,300
Deferred income tax assets, net (Note 20)	1,220	1,568

Total current assets	29,632	21,831
Rental property, net (Note 7)	8,959	9,029
Property & equipment, net (Note 8)	74,878	10,791
Property held for development	28,145	—
Property held for sale (Note 6)	3,018	—
Investment in Reading Entertainment and Angelika Film Center (Note 9)	—	10,237
Investment in and advances to Agriculture Partnerships, net (Note 9)	—	—
Investment in New Zealand Joint Venture (Note 9)	891	—
Capitalized leasing costs	678	811
Goodwill, net (Note 10)	5,029	5,105
Intangible assets, net (Note 10)	15,631	5,742
Other noncurrent assets (Note 11)	3,734	376

Total assets	$170,595	$63,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$12,395	$5,515
Film rent payable	3,259	337
Income taxes payable (Note 20)	6,920	2,181
Deferred theater revenue	1,131	585
Notes payable — current portion (Note 13)	4,892	151
Other current liabilities (Note 14)	487	—

Total current liabilities	29,084	8,769
Note payable — long-term portion (Note 13)	37,490	15,221
Deferred real estate revenue	217	195
Other noncurrent liabilities (Note 14)	7,908	555
Minority interest in consolidated affiliate (Note 15)	4,771	54

Total liabilities	$79,470	$24,794

Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 33,858,498 issued and 20,484,993 outstanding (Note 18)	205	80
Class B Voting Common stock, par value $0.01, 20,000,000 shares authorized, 1,989,585 issued and 1,336,331 outstanding (Note 18)	13	20
Additional paid-in capital	123,517	69,571
Accumulated deficit	(32,558)	(27,986)
Accumulated other comprehensive loss (Note 21)	(52)	(559)
Note receivable from shareholder (Note 18)	—	(1,998)

Total stockholders’ equity	91,125	39,128

Total liabilities and stockholders’ equity	$170,595	$63,922

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands, except
	per share amounts)
Operating revenue
Theater	$20,045	$4,677	$—
Real estate	3,617	2,397	3,706
Management fee	82	172	31
Consulting fees from shareholder	—	138	215

	$23,744	$7,384	$3,952

Operating expense
Theater	16,532	3,434	—
Real estate	1,304	748	1,242
General and administrative	7,246	3,600	1,269
Depreciation and amortization	2,044	657	340

	27,126	8,439	2,851

Operating (loss) income	(3,382)	(1,055)	1,101
Non-operating income (expense)
Interest income	345	1,239	536
Interest income from shareholder	216	258	162
Interest expense	(1,500)	(1,111)	(587)
Dividends on Reading Preferred Stock (Note 9)	455	455	455
Equity earnings of Angelika Film Center LLC (Note 9)	124	109	—
Earnings (loss) from investment in and advances to Agricultural Partnerships (Note 9)	199	(4,262)	(201)
Loss on marketable securities	(852)	—	—
Other income	46	—	—
Gain on sale of assets	—	829	13,337

(Loss) earnings before minority interest and income taxes	(4,349)	(3,538)	14,803
Minority interest	(15)	(4)	(7)

(Loss) earnings before taxes	(4,364)	(3,542)	14,796
Income tax expense (Note 20)	208	—	5,309

Net (loss) earnings	(4,572)	(3,542)	$9,487

Basic (loss) earnings per share	$(0.21)	$(0.47)	$1.42
Weighted average number of shares outstanding	9,980,946	7,557,718	6,669,924
Diluted (loss) earnings per share	$(0.21)	$(0.47)	$1.42
Diluted weighted average number of shares outstanding	9,980,946	7,557,718	6,672,702

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2001, 2000, and 1999

	Common Stock

	Common Stock		Class A		Class B				Accumulated	Note
							Additional		Other	Receivable	Total
		Par		Par		Par	Paid-In	Accumulated	Comprehensive	from	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income/(Loss)	Stockholder	Equity

	(In thousands)
At January 1, 1999	6,670	67	—	—	—	—	59,603	(33,931)	—	(1,998)	23,741
Net earnings	—	—	—	—	—	—	—	9,487	—	—	9,487
Other comprehensive income-Unrealized gain on securities	—	—	—	—	—	—	—	—	255	—	255

Total comprehensive income											9,742

At December 31, 1999	6,670	67	—	—	—	—	59,603	(24,444)	255	(1,998)	33,483
Net loss	—	—	—	—	—	—	—	(3,542)	—	—	(3,542)
Other comprehensive loss-Unrealized loss on securities	—	—	—	—	—	—	—	—	(814)	—	(814)
Conversion of common stock pursuant to the reorganization (Note 13)	(6,670)	(67)	5,336	54	1,334	13	—	—	—	—	—
Total comprehensive loss											(4,356)
Class A common stock issued	—	—	2,622	26	—	—	7,973	—	—	—	7,999
Class B common stock issued	—	—	—	—	656	7	1,995	—	—	—	2,002

At December 31, 2000	—	$—	7,958	$80	1,990	$20	$69,571	$(27,986)	$(559)	$(1,998)	$39,128
Net loss	—	—	—	—	—	—	—	(4,572)	—	—	(4,572)
Other comprehensive income-Unrealized gain on securities	—	—	—	—	—	—	—	—	507	—	507

Total comprehensive loss											(4,065)
RII Class A common stock issued for Consolidation	—	—	12,527	125	(654)	(7)	53,946	—	—	1,998	56,062

At December 31, 2001	—	$—	20,485	$205	1,336	$13	$123,517	$(32,558)	$(52)	$—	$91,125

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Operating Activities
Net (loss) earnings	$(4,572)	$(3,542)	$9,487
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	2,044	657	536
Gain on sale of assets	—	(829)	(13,337)
Provision for loss on advances to Agricultural Partnerships	—	3,406	—
Equity (earnings) loss from Agricultural Partnerships	(227)	856	383
Equity earnings of Angelika Film Center LLC	(124)	(109)	—
Minority interest	15	4	7
Others, net	(2)	—	—
Changes in assets and liabilities:
(Increase) decrease in receivables	(1,108)	(1,335)	482
Decrease (increase) in prepaids and other assets	658	(1,828)	(216)
Increase in payables and accrued liabilities	144	4,538	647
Increase in other liabilities	907	142	2,892

Net cash (used in) provided by operating activities	(2,265)	1,960	881

Investing Activities
Payment of City Cinemas option fee	—	(5,000)	—
Payment of Union Square deposit	—	(770)	—
Payment of acquisition costs	—	(943)	—
Purchase of Royal George Theatre	—	(2,908)	—
Purchase of Angelika Dallas development	—	(356)	—
Purchase of National Auto Credit securities	—	(703)	(235)
Purchase of Gish Biomedical securities	—	(54)	(379)
Proceeds from sale of National Auto Credit securities	—	1,768	—
Proceeds from sale of rental property	—	—	19,684
Purchase of Union Square Building	(7,751)	—	—
Purchase of domestic cinemas	(1,706)	—	—
Distribution from Angelika Film Center LLC	302	112	—
Purchase of property and equipment, net	(869)	(39)	(68)

Net cash (used in) provided by investing activities	(10,023)	(8,893)	19,002

Financing Activities
Cash receipt due to Consolidation	11,891	—	—
Repayments of mortgage notes payable	(151)	(128)	(9,224)
Proceeds from lease contract	—	—	196
Proceeds from borrowings	5,202	—	11,000
Borrowing of Agricultural Partnerships	(186)	(1,661)	(1,524)
Repayments of Agricultural Partnership borrowings	398	—	34

Net cash provided by (used in) financing activities	17,154	(1,789)	482

Increase (decrease) in cash and cash equivalents	4,866	(8,722)	20,365
Cash and cash equivalents at beginning of year	16,010	24,732	4,367

Cash and cash equivalents at end of year	$20,876	$16,010	$24,732

Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$1,315	$1,038	$603
Income taxes	$129	$149	$235
Non-Cash Transactions
Purchase of Angelika Interest (Note 5)
Issuance of Common Stock Issuance for OBI (Note 5)
December 31, 2001 Consolidation (Note 4)

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

Note 1 — Nature of Business

      Reading International, Inc. (“RII” and collectively with its predecessors and consolidated affiliates “Reading” or the “Company”) is the result of the merger on December 31, 2001, of Reading Entertainment, Inc. (“RDGE” and collectively with its consolidated subsidiaries, “Old Reading”), and Craig Corporation (“CRG” and collectively with its wholly owned subsidiaries, “Craig”) with wholly owned subsidiaries of Citadel Holding Corporation and the simultaneous amendment of the Articles of Incorporation of Citadel Holding Corporation to change its name to Reading International, Inc. (the “Consolidation”). As a result, following the Consolidation RII held a 50% combined interest in the Angelika Film Centers LLC (“AFC”) and began consolidating the accounts of AFC as of December 31, 2001. The Company, as it existed prior to the Consolidation, is referred to in these footnotes as “Citadel” and Citadel Holding Corporation, prior to the Consolidation and its name change, is referred to in the footnotes as “CDL”. The Consolidation transaction is discussed in Note 4.

      Reading International, Inc., the surviving entity following the Consolidation, is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc., Craig Corporation, and Citadel Holding Corporation. These businesses consist primarily of:

•	The development, ownership and operation of cinemas in the United States, Australia, New Zealand, and Puerto Rico;

•	The development, ownership and operation of cinema based entertainment centers in Australia and New Zealand;

•	The ownership and operation of “Off Broadway” style live theaters in the United States; and

•	As a business ancillary to its ownership and operation of cinemas, entertainment centers and live theaters, the development, ownership and operation of commercial real estate in Australia, New Zealand, and the United States.

      Reading considers itself to be essentially a cinema and live theater exhibition company with a focus on real estate oriented assets.

Note 2 — Summary of Significant Accounting Policies

      Basis of Consolidation: The consolidated financial statements of RII and its subsidiaries include the accounts of Citadel, Old Reading, Craig, and AFC, of which RII own 50% and exercises management control, after elimination of all significant intercompany transactions and balances. The Company’s investments in 20% to 49% owned companies are accounted for on the equity method. Investments in other companies are carried at cost.

      Accounting Principles: The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

      Cash and Cash Equivalents: Reading considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2001 and 2000 is approximately $9,782,000 and $13,528,000, respectively, of funds being held in institutional money market mutual funds.

      Receivables: Reading’s trade receivable is comprised primarily of credit card receivables. Cinema ticket sales charged on customer credit cards are collected upon processing of the credit card transactions. The remaining receivables balance is primarily made up of the goods and services tax (“GST”) refund receivable from the Australian taxing authorities and management fee receivable from the two managed cinemas. Reading has no history of significant bad debt losses and believes its receivables to be fully collectible.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Inventory: Inventory is comprised of confection goods used in theater operations and is stated at the lower of cost (first-in, first-out method) or net realizable value.

      Available-For-Sale Securities: The Company’s securities holdings in Gish Biomedical, Inc. (“Gish”) is recorded at its respective fair values at each reporting date, and is classified as available-for-sale. Any unrealized gains/losses are reported as a separate component of shareholders’ equity. The cost basis of available-for-sale securities that experience a non-temporary decline in fair value is written down to fair value with the amount of the write-down being included in earnings as a realized loss on the securities.

      At December 31, 2001, the Company owned 583,900 shares representing approximately 16.3% of the outstanding common stock of Gish which had a cost basis of approximately $583,900 or $1.00 per share. (At December 31, 2000, these Gish shares had an aggregate cost basis of $1,435,407 or approximately $2.46 per share. The Gish stock was deemed impaired in September 2001, following two consecutive quarters of decline in fair value and was written down). The closing price of Gish common stock at December 31, 2001, was $0.85 per share or approximately $496,000.

      Goodwill: Reading’s goodwill, net of amortization, of $ 5,029,000 consists of (1) $4,843,000 of goodwill arising from the Liberty Theaters acquisition and (2) $186,000 from the acquisition of a cinema in Maitland, Australia. At December 31, 2001, the accumulated goodwill amortization was approximately $277,000.

      Intangible Assets: Reading’s intangible assets, net of amortization, of $15,631,000 consist of (1) $10,419,000 in beneficial lease arising from consolidating the accounts of AFC, (2) $4,785,000 of option payment made on the City Cinemas property, and (3) $427,000 of capitalized acquisition costs relating to the Liberty Theaters and the City Cinemas chain. Reading amortizes its option fees and acquisition costs over 10 years and its beneficial lease over 20 years. At December 31, 2001, the accumulated amortization on the acquisition costs and option fee was approximately $3,911,000.

      Property Held for Development: Property held for development consists of land (including land acquisition costs) acquired for the potential development of multiplex cinemas and/or entertainment centers and currently held either for such purposes or for other development purposes. Property held for development is carried at cost and, at the time that construction of the related multiplex cinema, entertainment center, or other development commences, is transferred to property and equipment and accounted for as construction-in-progress.

      Construction-in-Progress and Property Development Costs: Construction-in-progress and property development costs are comprised of direct costs associated with the development of potential cinemas (whether for purchase or lease), entertainment center locations, or other improvements to real property in those cases where properties acquired for entertainment purposes have been applied to other uses. Startup costs and other costs not directly related to the acquisition of long term assets are expensed as incurred. Amounts are carried at cost unless management decides that a particular location will not be pursued to completion or if the costs are no longer relevant to the proposed project. If such a judgment is made, previously capitalized costs which are no longer of value are expensed.

      Depreciation and Amortization: Depreciation and amortization is generally provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are generally as follows:

Building and building improvements	40 years
Leasehold improvement	Shorter of the life of the lease or useful life of the improvement
Farming equipment	3 - 10 years
Theater equipment	7 years
Furniture and fixtures	5 - 10 years

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Deferred Leasing/ Financing Costs: Direct costs incurred in connection with obtaining tenants and financing is amortized over the respective term of the lease or loan on a straight-line basis.

      Advertising Costs: Reading expenses the costs of advertising as incurred.

      Stock-Based Compensation: Reading has adopted Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and Financial Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation — Interpretation of APB No. 25” (“FIN 44”). As permitted under SFAS 123, Reading has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock options and recognizes the compensation cost over the vesting period based on the difference, if any, between the fair value of Reading’s stock and the exercise price on the date of the grant. Pro forma disclosure regarding net income and earnings per share, as calculated under the provisions of SFAS 123, are presented in Note 19.

      Revenue Recognition: Revenue from cinema ticket sales and concession are recognized when sold. Rental revenue are recognized when the rent becomes due as specified in the lease agreements.

      Translation of Non-U.S. Currency Amounts: The financial statements and transactions of Reading’s Australian and New Zealand cinema and real estate operations are in their functional currencies (Australian and New Zealand dollars, respectively) and are translated into U.S. dollars. Assets and liabilities of such operations are denominated in their functional currency and are translated at exchange rates in effect at the balance sheet date. Revenue and expense will be translated at the average exchange rate for the period for periods subsequent to December 31, 2001. Translation adjustments are reported as “Accumulated other comprehensive income”, a component of Shareholders’ equity.

      The carrying value of the Reading’s Australia and New Zealand assets will fluctuate due to changes in the exchange rate between the U.S. dollar and Australian dollar ($0.5117 and $0.5560, were the respective exchange rates of U.S. dollars per Australian dollar at December 31, 2001 and 2000) and the U.S. dollar and New Zealand dollar ($0.4161 and $0.4423, were the respective exchange rates of U.S. dollars per New Zealand dollar at December 31, 2001 and 2000).

      Earnings Per Share: Basic earnings per share is based on 9,980,946, 7,557,718, and 6,669,924 weighted average number of shares of Class A and Class B common stock outstanding during the years ended December 31, 2001, 2000 and 1999, respectively. Diluted earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Stock options to purchase 1,996,820, 165,000, and 115,000 shares of common stock were outstanding at December 31, 2001, 2000, and 1999 at a weighted average exercise price of $7.50, $2.77, and $3.43 per share, respectively. The 1999 diluted weighted average number of shares outstanding includes the effect of such stock options amounting to 2,778 shares. During the years ended December 31, 2001 and 2000, however, the Company recorded a net loss and therefore, the effect of these stock options was anti-dilutive.

      Accounting for the Impairment of Long Lived Assets: Long lived assets are periodically reviewed for impairment and whenever events or changes in circumstances indicate that an impairment may have occurred. No impairment loss was recorded in the three years ended December 31, 2001.

      New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), subsequently amended by SFAS No. 137 and No. 138. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities or, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. The adoption of SFAS 133 did not have a material impact on Reading’s financial position or results of operations.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). They also issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), in August and October 2001, respectively.

      SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16 “Business Combinations” (“APB 16”) and is effective for all business combinations initiated after June 30, 2001.

      SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be subject to periodic testing for impairment. Reading plans to adopt SFAS No. 142 effective January 1, 2002. Reading also expects to stop amortizing goodwill but will continue to amortize other intangible assets with finite lives. Reading is currently evaluating the impact of adopting SFAS 142 on its financial position and results of operations but does not expect a material impact on the Company’s financial position or results of operations.

      On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and applies to all long-lived assets, including discontinued operations. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Reading has not yet completed its full evaluation of adopting SFAS No. 144 but does not expect a material impact on the Company’s financial position or results of operations.

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

Note 3 — Related Parties and Transactions

Overlapping Management

      Prior to 2000, Citadel Holding Corporation, Reading Entertainment, Inc., and Craig Corporation (the “members of the Craig Group of Companies”) allocated certain overhead expenses and provided various management services to one another pursuant to various cost sharing and consulting arrangements. During 2000, Old Reading moved its executive offices from Philadelphia to Los Angeles, and the members of the Craig Group of Companies reorganized and consolidated their general and administrative staffs under CRG. Consequently, substantially all of the general and administrative employees of the Craig Group of Companies were, until the Consolidation, employed directly by CRG, and receive all of their health, medical, retirement

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and other benefits from CRG. The general and administrative expense of the Craig Group of Companies was then periodically allocated, in accordance with the amount of time spent by these employees providing services for the respective member of the group.

Certain Transactions Between the Members of the Craig Group of Companies and their Affiliates

     Certain Entertainment Property Transactions

      In 1999, Old Reading determined that, in view of its limited capital resources and the size and scope of its investments and commitments in Australia and New Zealand, it should focus on its overseas activities and dispose of its domestic entertainment assets. During this same period, Citadel was searching for hard asset investment opportunities in which to invest its cash ($21,440,000 at June 30, 1999).

      In the summer of that year, management began conversations with National Auto Credit, Inc. (“NAC”), about a potential transaction in which NAC would acquire, in partnership with Citadel, all of the domestic cinema assets of Old Reading, including Old Reading’s rights to acquire the Manhattan based City Cinemas chain. In April 2000, Old Reading conveyed a 50% membership interest in AFC to a subsidiary of NAC in consideration of the issuance to it of certain NAC securities and granted to NAC, in consideration of the payment by NAC to Old Reading of an option fee of $500,000, an option to acquire the remainder of Old Reading’s domestic cinema assets. That option was subject to the right of Citadel to participate as a 50/50 partner with NAC in those assets, if Citadel were to so elect. Ultimately, NAC determined not to exercise that option, and determined instead to invest in a developmental “dot.com” company. Old Reading then resold to NAC the securities it received in consideration of the transfer of the 50% membership interest in AFC for gross proceeds of approximately $14,702,000.

      During this same period, Citadel determined to proceed with the acquisition from Old Reading of the remainder of Old Reading’s domestic entertainment assets. During 2000 and the first quarter of 2001, Old Reading conveyed to Citadel the following domestic entertainment assets as discussed in Note 5:

•	Reading’s rights to acquire the assets eventually acquired by the Company in the City Cinemas and Liberty Theaters Transactions

•	The Domestic Cinemas consisting of the Tower, Manville, St. Anthony and Bayou

•	The Royal George Theatre Complex

      From time to time the members of the Craig Group of Companies, and Mr. Cotter and the other members of management, have been afforded the opportunity to invest in the plays that play or may play in the live theaters owned by the Company. These investments are monitored by Mr. Cotter, and periodically reported to the Reading Conflicts Committee.

Certain Agricultural Transactions

      Prior to the Consolidation, the Craig Group of Companies collectively owned approximately 60% of the equity interest in three partnerships (the “Agricultural Partnerships”) formed in 1997 to purchase approximately 1,600 acres of agricultural land in Southern California commonly know as the “Big 4 Ranch.” The property is principally improved with mature citrus groves. In order to satisfy certain federal laws relating to access to federal water supplies, the ownership of the Big 4 Ranch was taken in the Agricultural Partnerships, which are owned 40% by Citadel, 40% by Big 4 Ranch, Inc. (“BRI”) and 20% by Visalia LLC (“Visalia”).

      Visalia is owned 49% by certain members of Jame J. Cotter’s family and 51% by Cecelia Packing (“Cecelia”) a company wholly owned by Mr. Cotter. The outside Directors of CDL felt that it was important that Mr. Cotter acquire an equity interest in the Agricultural Partnerships, since Citadel was relying principally upon his expertise and experience in making and providing executive supervision of the investment.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      BRI was initially a wholly owned subsidiary of CDL, and was spun off to the stockholders of CDL immediately prior to the acquisition by the Agricultural Partnerships of Big 4 Ranch. Accordingly, Craig and Old Reading received their interests in BRI initially as a result of that spin-off. Thereafter, Craig increased its holdings in BRI through the purchase of additional BRI shares in privately negotiated transactions. Craig and Old Reading own their interests in the Agricultural Partnerships indirectly through their ownership of CDL and BRI shares. Prior to the Consolidation, Craig and Reading controlled BRI, owning 49% of the voting power of that company. In addition, Cecelia and a trust for the benefit of one of Mr. Tompkins’s children own an additional 3.2% of BRI. Historically, the officers and directors of CRG have served as the officers and directors of BRI.

      Shortly before the Consolidation, Craig and Old Reading sold all of their interest in BRI to an unrelated third party for $100, plus an option to repurchase the interest exercisable at any time on or before December 31, 2006 at an exercise price of $100. Under applicable federal water laws, Reading would have owned more than the allowable amount of federally irrigated agricultural land, if it had retained it interest in BRI after the Consolidation. As discussed at greater length below, Reading believes that the stock of BRI is essentially valueless, since the debt owed by the Agricultural Partnerships is currently in excess of the value of its assets.

      The Big 4 Ranch is farmed by Big 4 Ranch Farming, LLC (“Farming”), which is owned 80% by Citadel and 20% by Cecelia. Farming is reimbursed for all of its out-of-pocket costs by the Agricultural Partnerships, plus a fee equal to 5% of the gross revenues of the Agricultural Partnerships, after deducting the expenses of picking, packing and hauling. Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Farming is reimbursed for this expense from the Agricultural Partnerships. Cecelia also packs fruit for the Agricultural Partnerships, and was paid $72,000 per annum for 1999, 2000 and 2001, respectively. The Craig Group of Companies provide various administrative services for the Agricultural Partnerships and BRI, for which they receive no compensation.

      Due to a variety of factors, principally bad weather and market conditions, the Agricultural Partnerships have lost in excess of 100% of their equity, and have been funded principally by loans from Reading and Visalia and by advances from farming and the packing houses, with which the Agricultural Partnerships do business. At the present time, it is the intent of Reading and Visalia that the Agricultural Partnerships limit their activities to those that can be covered by the cash flow from their operations. Reading and Visalia have also guaranteed (on an 80/20 basis) certain equipment leases entered into by the Agricultural Partnerships. BRI, which has essentially no assets other than its original interest in the Agricultural Partnerships, has not had the capital resources to contribute to the ongoing funding of the Agricultural Partnerships.

      Reading currently carries the value of its investment in the Agricultural Partnerships as $0. The Agricultural Partnerships are currently attempting to market the Big 4 Ranch. However, no assurances can be given that such marketing efforts will be successful, or that any net proceeds would be sufficient to provide Reading any return.

Certain Family Relationships

      Mr. Cotter, the principal stockholder of Reading, has advised the Board of Directors that he considers his holdings in Reading to be long-term investments to be passed to his heirs. The Directors of Reading believe that it is in the best interests of these companies, and their respective stockholders, for heirs to become experienced in the operations and affairs of the Company. Accordingly, all of Mr. Cotter’s children are currently involved with the Company. Mr. James J. Cotter, Jr. was elected to the Board of Directors of RII on March 22, 2002. Ms. Margaret Cotter is a member of the Board of Directors of CRG and BRI. Ms. M Cotter has also served as an officer of Cecelia and Union Square Management, Inc., and is the owner and President of OBI LLC (“OBI Management”), a company that provides management services to Liberty Theaters. Ms. Ellen Cotter is the Vice President — Business Affairs of RII. Mr. James J. Cotter, Jr., Ms. Ellen Cotter

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and Ms. Margaret Cotter have direct or indirect ownership interest in Visalia and Hecco Ventures, a California general partnership and major RII stockholder. Mr. Cotter is the general partner and Mr. James J. Cotter, Jr., Ms. Ellen Cotter and Ms. Margaret Cotter are the limited partners of a limited partnership which is the general partner of Hecco Ventures. Mr. James J. Cotter, Jr. is a former director of Gish Biomedical Inc., a company that is owned approximately 16.3% by Reading. Ms. M. Cotter has an undergraduate degree from Georgetown and a juris doctorate from Georgetown Law School. She then spent four years as an assistant district attorney and felony trial prosecutor in New York prior to joining the Company. Ms. E. Cotter is a graduate of Smith College and holds a juris doctorate from Georgetown Law School. She was in private practice with the law firm of White & Case as a corporate attorney for four years prior to joining the Company. Mr. J. Cotter Jr. is a graduate of the Brown University, and obtained his law and tax degrees from the New York University. Mr. Cotter is currently in the private practice of law with the firm of Winston & Strawn, in Manhattan.

Certain Miscellaneous Transactions:

      Reading has loaned to Mr. Smerling, Director of Domestic Cinema Operations, $105,000 pursuant to a demand loan. In January 2002, Mr. Smerling has repaid $35,000 of this loan.

Note 4 — Consolidation of Citadel, Reading and Craig Corporation

      On August 16, 2001, the Boards of Directors of CDL, RDGE, and CRG approved an Agreement and Plan of Merger (the “Merger Agreement”) providing for the consolidation of Citadel, Craig and Old Reading into a single consolidated public company. Under the terms of the Merger Agreement, each holder of RDGE common stock received 1.25 shares of RII Class A Nonvoting common stock for each share of RDGE common stock and each holder of CRG common stock and CRG common preference received 1.17 shares of RII Class A Nonvoting common stock for each share of the CRG common and CRG common preference stock. Holders of CDL common stock continue to hold the same shares after the Consolidation as they did prior to the Consolidation since Citadel, though renamed Reading International, Inc., was the survivor in the transaction. Accordingly, each holder of CDL Class A nonvoting common stock now holds an equal number of shares of RII Class A nonvoting common stock and each holder of CDL Class B voting common stock now holds an equal number of shares of RII Class B voting common stock. The shareholders approved the Consolidation at the annual shareholders’ meeting and the Consolidation became effective on December 31, 2001. The RII Class A and Class B common stock is listed on the American Stock Exchange under the symbols RDI.A and RDI.B, respectively.

      The operations of Craig and Old Reading are included in the Company’s accounts from December 31, 2001, the effective date of the Consolidation. As a result, the Company’s Consolidated Balance Sheet for the year ended December 31, 2001 includes the assets, liabilities and equity of Citadel, Old Reading, Craig, and AFC but the Company’s Consolidated Statement of Operations includes only Citadel’s operating results adjusted for intercompany transactions with Old Reading, Craig and AFC. The pro forma information presented below is not necessarily indicative of what the actual financial results would have been, had the Consolidation taken place on January 1, 2001. Unaudited pro forma operating results for the consolidated company, assuming that the Consolidation had occurred on January 1, 2001, are set forth below (dollars in thousands, except for per share amounts).

	For the Year Ended
	December 31,

	2001	2000

Revenue	$70,291	$54,439
Net loss	(11,759)	(19,488)
Basic loss per share	$(0.54)	$(0.89)

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Acquisition and Disposal of Assets

Acquisition of Domestic Cinemas

      On March 8, 2001, Citadel acquired from Old Reading four cinemas with 20 screens. (Two of these cinemas were already being managed by Citadel, such management rights having been obtained as a part of the City Cinemas Transaction). The purchase price paid was $1,706,000, representing six times the aggregate cinema EBITDA of the four properties, and was paid through the issuance by Citadel of a two year promissory note, accruing interest, and payable quarterly in arrears, at 8.0% per annum. The transaction has been accounted for as a purchase of leasehold interests. In addition, Citadel has assumed the liabilities of these cinemas and Old Reading, in exchange, has agreed to reimburse Citadel approximately $1,115,000 representing the difference between the liabilities assumed and the amount of inventory, prepaid expenses and other current assets on the balance sheet as of the closing date.

      Following the Consolidation of Citadel, Old Reading, and Craig on December 31, 2001 (Note 4), the $1,706,000 note payable to Old Reading for the purchase price, interest paid and accrued on the note, and the receivable from Old Reading for $1,115,000 were all eliminated in consolidation for accounting purposes as intercompany transaction.

Acquisition of the Angelika Film Center and the City Cinemas Transaction

      On September 1, 2000, Citadel acquired, in each instance from entities owned by James J. Cotter and Michael Forman (collectively, “Sutton”), (1) a  1/6th interest in AFC, the owner of the Angelika Film Center and Café located in the Soho district of Manhattan (the “Angelika New York”), and (2) certain rights and interests comprising the City Cinemas cinema chain, currently consisting of 16 screens in four Manhattan locations (the “Leased Cinemas”) and the right to manage an additional 24 screens at five locations (the “Managed Cinemas”) (the “City Cinemas Transaction”). At the time of this acquisition, the remaining interests in AFC were owned by Old Reading (33.3%) and by a third party (50.0%). (Upon consolidation of Citadel, Old Reading and Craig on December 31, 2001, Reading owns a 50% interest in AFC with the other 50% interest being held by that same third party). The acquisition of the AFC interest was accounted for as a purchase, in which Citadel issued an interest-bearing note to Sutton, in the amount of $4,500,000, bearing interest at 8.25%, and maturing in July 2002.

      The City Cinemas Transaction is an operating lease (the “Operating Lease”), under which Citadel was obligated, initially, to make annual payments of base rent to Sutton totaling $3,217,500, subject to certain cost of living and other adjustments. In addition, Citadel was also obligated to pay as additional rent, rental and other payments due under various property leases underlying the Operating Lease. With respect to 2001, these additional rent payments totaled approximately $900,000. In exchange for these payments, the Citadel is, generally speaking, entitled to the cash flows generated from operation of the Leased Cinemas and the management fees associated with the Managed Cinemas. At the end of the ten-year term of the operating lease, Citadel had separate options, for which it paid an aggregate option fee of $5,000,000 to Sutton, to acquire (1) the underlying leases and physical improvements owned by Sutton for a purchase price of $39,000,000, and (2) the fee interests in two cinemas for a purchase price of $4,000,000. Alternatively, Citadel could extend the operating lease at the then fair market rental. The option fee would be credited against the purchase price should the purchase option be exercised by Citadel. Citadel is amortizing the option fee over the ten-year term of the operating lease.

      In connection with the City Cinemas Transaction, Citadel was obligated to lend Sutton up to $28,000,000, commencing in July 2007 (the “Sutton Loan Commitment”). This credit facility is intended to provide Sutton with liquidity pending the determination by Citadel whether or not to purchase the various assets subject to option. In the event that the option is exercised, any amounts outstanding under this credit

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facility at the date the option is exercised would be a credit against the purchase price otherwise payable by Citadel. If the option is not exercised, the loan would be repaid.

Acquisition of Liberty Theaters, Inc.

      On September 20, 2000, Citadel acquired Liberty Theaters pursuant to a stock-for-stock merger (the “Liberty Merger”). In the Liberty Merger, 2,622,466 shares of Class A Non-Voting common stock and 655,616 shares of Class B Voting common stock were issued to Messrs. Cotter and Forman, as the former owners of Liberty Theaters. At the time of the merger Liberty Theaters owned the fee interest in two off Broadway theaters, the Minetta Lane and the Orpheum, and the leasehold interest in a third off Broadway theater, the Union Square Theatre. Subsequently, Citadel exercised its right of first refusal under that Union Square lease, and acquired the fee interest in the underlying fee property for $7,751,000 on February 13, 2001. The Liberty Merger has been accounted for as a purchase of the underlying assets of Liberty Theaters. The table below sets forth components of the purchase price and allocation (dollars in thousands).

Purchase price and acquisition costs
Value of Citadel’s Class A and B common stock issued	$10,000
Acquisition costs	422

$10,422

Allocation of the purchase price
Current assets	$17
Property, plant and equipment	5,995
Goodwill	4,017
Acquisition costs	422
Other	(29)

$10,422

Acquisition of the Royal George Theatre Complex

      On September 22, 2000, Citadel acquired from Old Reading the Royal George Theatre LLC (“RGT”), the sole asset of which was a four-auditorium complex located in Chicago (the “Royal George Theatre”). The Royal George Theatre was initially acquired by Old Reading in February 1999 for approximately $3,000,000, and RGT was transferred to Citadel at its approximate book value, which approximates the fair value of the Royal George Theatre. The table below sets forth components of the purchase price and allocation (dollars in thousands).

Purchase price
Cash	$1,708
Short-term assets less liabilities	92
Assumed note payable to the seller	1,200

$3,000

Allocation of the purchase price
Current assets	$279
Property, plant and equipment	2,912
Liabilities assumed, net of the $1,200,000 note	(191)

$3,000

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sale of National Auto Credit, Inc. (“NAC”) Common Stock

      On December 16, 2000, Citadel sold to NAC its 1,055,100 shares of NAC common stock purchased in open market transactions for approximately $1,768,000 or $1.67 per share, which resulted in a gain on sale of $829,000. (NAC is a public company, whose shares are traded in the OTC market under the symbol NAKD).

The Dallas Angelika Acquisition

      On September 22, 2000, Citadel acquired from Old Reading the leasehold interest in an 8-screen Angelika cinema which was then under construction in Dallas (“Dallas Angelika”). In consideration of the lease, Citadel paid Old Reading $356,000 in reimbursement of its costs in acquiring the leasehold and fitting out the cinema, and assumed Old Reading’s obligations under the lease and under various agreements relating to the fitting out of the cinema. The Dallas Angelika acquisition has been accounted for as a purchase of the leasehold interest.

Note 6 — Property Held for Sale

CineVista Cinemas

      Subsequent to the Company’s acquisition of the CineVista circuit as part of the Consolidation, the Company has decided to continue the discussions with a third party with respect to the disposition of its assets and operations in Puerto Rico. Old Reading had not been satisfied with the performance of that market, and took write-downs in the amount of $31,330,000 with respect to such assets and operations in 1999. In the third quarter of 1999, the Old Reading wrote off the entire carrying value of its 8 screen cinema at the Plaza Las Americas Cinema (the “Plaza Cinema”) of $14,022,000 upon the determination by the owners of the Plaza Las Americas in San Juan not to honor what Old Reading believes to have been a contractually binding obligation to lease to Old Reading a new state-of-the-art cinema complex at the Plaza Las Americas. The determination of the Plaza’s owners to instead lease the new facility in the Plaza to Old Reading’s principal competitor in Puerto Rico has eliminated the value of the existing cinema in that shopping center, and will likely materially adversely affect the value of the remainder of the CineVista circuit. In the fourth quarter of 1999, the Old Reading reduced the carrying value of CineVista to its estimated net realizable value based upon Old Reading’s decision to exit the Puerto Rico market recording an additional impairment loss of $17,308,000. Accordingly, the CineVista circuit is now carried on the books of the Company at $3,018,000.

Note 7 — Rental Property

      The table below sets forth Reading’s investment in rental property as of the dates indicated (dollars in thousands):

	December 31,

	2001	2000

Rental Property
Land	$2,951	$2,951
Building and improvements	7,512	7,099

	10,463	10,050
Less accumulated depreciation	(1,504)	(1,021)

Rental property, net	$8,959	$9,029

      At December 31, 2001, the office building located in Glendale, California (the “Brand Building”) was the Company’s only rental property owned by the Company not associated with an entertainment property. This property does not house any of the Company’s operations and is not a part of the Company’s cinema exhibition or live theater businesses. With the exception of the ground floor space, the Brand Building is entirely leased to

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disney Enterprises, Inc. (“Disney”). The rental rate for the first five years of the Disney’s lease term which began on February 1, 1997 was approximately $148,000 per month but increased effective February 1, 2002 to approximately $164,000 per month for the remaining five-year term. Parking is separately charged. In addition, Disney has the option to renew the lease for two consecutive five-year periods. Direct costs incurred to obtain the lease of $678,000, net of $656,000 in accumulated amortization, consisting of commissions, legal and other fees, are included in the Consolidated Balance Sheet as “Capitalized leasing costs” at December 31, 2001.

Note 8 — Property and Equipment

	December 31,

	2001	2000

Property and Equipment
Land	$17,757	$4,574
Building	29,617	4,170
Leasehold Interests & Improvements	2,942	1,322
Construction-in-progress and property development	1,137	627
Fixtures and equipment	24,164	212

	75,617	10,905
Less accumulated depreciation	(739)	(114)

Property and equipment, net	$74,878	$10,791

      As a result of the Consolidation of Citadel, Old Reading and Craig on December 31, 2001, the Liberty Merger, the Royal George Theatre acquisition and the domestic cinemas acquisition, Reading acquired $54,002,000 of property and equipment as follows:

Land	$8,293
Building	22,212
Leasehold Interests & Improvements	1,620
Construction-in-progress and property development	1,112
Fixtures and equipment	20,765

Total property and equipment acquired through Consolidation	$54,002

The land, building and leasehold interests acquired by Consolidation were recorded at their fair values.

Note 9 — Equity Investments and Investment in Affiliates

Investment in Old Reading

      Until the Consolidation of Citadel, Old Reading, and Craig on December 31, 2001, Old Reading was a publicly traded company whose shares were listed on the NASDAQ stock market. At the time of the Consolidation, Citadel owned 70,000 shares of Old Reading Series A Preferred Stock. Although these shares continue to be outstanding, Old Reading is now a wholly owned subsidiary of RII. The Old Reading Preferred Stock had (1) a liquidation preference of $100 per share, or $7,000,000 (“Stated Value”), (2) had a cumulative dividend of 6.5%, payable quarterly, and (3) was convertible into shares of Reading common stock at a conversion price of $11.50 per share. Citadel had certain right to require the Old Reading to repurchase the Old Reading preferred stock for an amount equal to its Stated Value plus accumulated dividends, which rights have now been exercised.

      For the years ended December 31, 2001 and 2000, Citadel accounted for its investment in Old Reading at cost and recorded as revenue dividends declared by Old Reading on the Old Reading Series A Preferred

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock. Included in the Consolidated Statement of Operations for each of the years ended December 31, 2001, 2000 and 1999 as “Dividends from Investment in Reading” is $455,000 per year of dividend income earned with respect to Citadel’s ownership of the Old Reading Series A Preferred Stock.

      At December 31, 2001, Reading was three quarters in arrears with respect to its dividends accrued on the Old Reading Series A Preferred Stock. With the Consolidation of Citadel, Old Reading, and Craig on December 31, 2001, Citadel’s investment in Old Reading Series A Preferred Stock and all such dividends paid and owed to Citadel for the year ended December 31, 2001 became intercompany transactions and was eliminated for accounting purposes.

      Until the Consolidation of Citadel, Old Reading and Craig on December 31, 2001, Citadel and Craig owned securities of Old Reading which afforded them an aggregate 83% voting interest in Old Reading, of which Craig’s holdings represented approximately 78% of the voting power of Old Reading and Citadel’s holdings represented approximately 5% of such voting power. Conversely, Old Reading owned 1,690,938 shares of the CDL’s Class A Nonvoting Common Stock and 422,734 shares of the CDL’s Class B Voting Common Stock, or approximately 21% of the CDL’s outstanding common stock, and Craig owned 876,885 shares of the CDL’s Class A Nonvoting Common Stock and 230,521 shares of CDL’s Class B Voting Common Stock, or approximately 11% of the CDL’s outstanding common stock. In the Consolidation, the Old Reading common stock held by Craig was converted into 6,456,895 shares of RII Class A common Stock, and the CDL Class A and CDL Class B common stock held by Craig and Old Reading were retitled RII Class A and RII Class B common stock. These security holdings have been eliminated for accounting purposes as intercompany transactions.

Investment in AFC

      On September 1, 2000, Citadel acquired a  1/6th (16.7%) interest in AFC, the owner of the Angelika New York (Note 5). At the time of this acquisition, Old Reading and a third party owned remaining 33.3% and 50.0% interest in AFC, respectively. Although Citadel had only a 16.7% interest in AFC, Citadel’s AFC interest was accounted for using the equity method of accounting as AFC operates as a limited liability company. For the years ended December 31, 2001 and 2000, Citadel’s portion of AFC’s equity earnings of approximately $124,000 and $109,000, respectively, were included in the Consolidated Statement of Operations as “Equity earnings of Angelika Film Centers LLC”.

      Upon the Consolidation of Citadel, Old Reading, and Craig on December 31, 2001, RII held, in aggregate, 50.0% of AFC representing the combination of Citadel’s 16.7% interest and Old Reading’s 33.3% interest in AFC. As a result, the accounts of AFC are included in the Company’s Consolidated Balance Sheet at December 31, 2001. Since the Consolidation did not take place until December 31, 2001, however, AFC’s operating results were not included in Reading’s Consolidated Statement of Operations for the year ended December 31, 2001.

Investment in and Advances to the Agricultural Partnerships

      As described in Note 1, Reading has a 40% interest in the Agricultural Partnerships, which own a 1,600-acre citrus farm in California. In addition to its equity investment, Reading has provided financing to the Agricultural Partnerships. Reading wrote off its investment in the Agricultural Partnerships in 2000 when this investment was deemed unrecoverable.

      Farming, which is owned 80% by the Company, provides farm operation services to the Agricultural Partnerships and is paid 5% of the gross agricultural receipts, less certain expenses and reimbursement of its costs. Included in the caption “Due to Reading” in the condensed balance sheets of the Agricultural Partnerships which are set forth below, are $757,000 and $745,000 of expenses paid by Farming on behalf of the Agricultural Partnerships.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Based upon the historically poor financial performance of the Agricultural Partnerships, the current negative cash flow being generated by the Agricultural Partnerships, the uncertain prospects for the current harvest, and uncertainty about the prospects for the Agricultural Partnerships to generate positive cash flow in the future, management determined, in September 2000, to fully reserve its outstanding advances to the Agricultural Partnerships, thereby reducing to zero the Company’s net investment therein.

      The tables below set forth condensed financial information for the Agricultural Partnerships as of the dates indicated and for the years ended December 31, 2001 and 2000 (dollars in thousands).

	December 31,

	2001	2000

	(Unaudited)
Condensed Balance Sheets
Accounts receivable	$96	$53
Inventory (cultural costs)	—	1,168
Property and equipment, net	4,802	5,306
Deferred loan costs	36	52

Total assets	$4,934	$6,579

Accounts payable and accrued expenses	$139	$139
Due to Reading	4,853	4,654
Loans payable	717	684
Mortgage note payable	4,050	4,050
Partners’ deficit	(4,825)	(2,948)

Total liabilities and partners’ deficit	$4,934	$6,579

	For the Year Ended
	December 31,

	2001	2000

	(Unaudited)
Condensed Statements of Operations
Sales of crops	$4,040	$2,332
Costs of sales	(4,331)	(3,170)

Gross margin	(291)	(838)
General and administrative expense	(347)	(407)
Depreciation	(537)	(536)
Interest expense	(702)	(694)

Net loss	$(1,877)	$(2,475)

Components of Citadel’s Share of Net Losses
40% of Agricultural Partnerships’ net loss	(751)	(990)
Loan loss provision	819	(3,406)
Interest income	131	134

Net earnings (loss) to Reading	$199	$(4,262)

      Included in the “Loans Payable” above is the Prudential Purchase Money Loan in the amount of $4,050,000. The loan is secured by a lien on the property and certain other assets, has a ten-year maturity and

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accrues interest, payable quarterly, at a fixed rate of 7.7%. The purchase money mortgage also imposes a prepayment penalty. As of December 31, 2001, the Prudential Purchase Money Loan was in default.

      The general and administrative expenses of $347,000 and $407,000 for the years ended December 31, 2001 and 2000 reflect reimbursement of expenses and fees paid to Farming.

New Zealand Joint Ventures:

      During the second quarter of 1998, Reading entered into a 50/50 joint venture, with a cinema operator in New Zealand (the “NZ JV”).

      For the year ended December 31, 2001, the Old Reading’s portion of the NZ JVs equity earnings of approximately $164,000 was included in the Consolidated Statement of Operations of Old Reading as “Equity earnings of affiliates.

Note 10 — Goodwill and Intangible Assets

      On December 31, 2001, Reading recorded goodwill and intangible assets through consolidation of AFC as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Goodwill	$213	$(26)	$187
Intangible assets	13,568	(3,149)	10,419

	$13,781	$(3,175)	$10,606

      Aggregate amortization expense for the year ended December 31, 2001 and 2000 are $813,150 and $386,180, respectively. Estimated amortization expense for each of the next five years ending December 31, 2002 is approximately $1,268,000.

      The changes in the carrying amount of goodwill for the year ended December 31, 2001 are as follows (in thousands):

	Cinema/Live
	Theater	Real Estate
	Segment	Segment	Corporate	Total

Balance as of January 1, 2001	$5,105	$—	$—	$5,015
Goodwill acquired	—	187	—	187
Impairment losses	—	—	—	—
Amortization of goodwill	(173)	—	—	(173)
Goodwill written off due to sale	—	—	—	—

Balance as of December 31, 2001	$4,932	$187	$—	$5,029

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 — Prepaid and Other Assets

      Prepaid and other assets are summarized as follows (dollars in thousands):

	December 31,

	2001	2000

Prepaid and other current assets
Prepaid expenses	$246	$600
Prepaid taxes	530	381
Deferred financing costs, net	646	259
Deposits	434	791
Impounds	245	111
Other	451	158

	$2,552	$2,300

Other noncurrent assets
Railroad right-of-way and other assets	$2,773	$—
Long-term restricted cash	266	—
Long-term deposits	137	—
Loan receivable from Joint Venture	86	—
Deferred rent receivable	472	376

	$3,734	$376

Note 12 — Future Minimum Rental Income

      Rental income amounted to $3,617,000, $2,397,000 and $3,706,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Rental income for the year ended December 31, 2001 includes rental income from the Brand office building, and from retail space associated with the Union Square Theater and Royal George Theatre, Village East Cinema and Sutton Cinema of $2,743,000, $546,000 and $328,000, respectively. Rental income for the years ended December 31, 2000 and 1999 is entirely from the Brand Building, and is derived from two lessors, Disney Enterprises, Inc. and Fidelity Federal Bank.

      The Company has operating leases with the tenants at the Brand Building that expire in 2005 and are subject to scheduled fixed increases. Accounting principles generally accepted in the United States of America require that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as “straight-line rents” creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed, primarily at the inception of the lease period. Included in the balance sheet as “Prepaid and Other Assets” (Note 11) at December 31, 2001 and 2000 are approximately $472,000 and $376,000, respectively, of unbilled rent receivables which have been recognized under the straight-line method pursuant to the terms of the Disney lease.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Future minimum rents under all operating leases are summarized as follows (dollars in thousands):

Year Ending December 31,

2002	$2,744
2003	2,720
2004	2,521
2005	2,116
2006	1,968
Thereafter	164

$12,233

Note 13 — Notes Payable

Commercial Loan

      On October 4, 2001, Liberty Theaters Inc. entered into a $3,500,000 loan agreement with a financial institution. The loan is a 10-year term loan that accrues interest at 7.31% for the first five years with the interest rate to be adjusted in the sixth year. The loan is secured by a mortgage to the Union Square building property, and may be prepaid at the end of the fifth year without penalty. Liberty Theaters prepaid the interest for the two month period from October to December 2001 and then began making monthly payments of $26,434 per month starting December 2001. Any unpaid principal and accrued interest will become due in October 2011.

Commercial Lines-of-Credit

      On September 25, 2001, RGT established a $1,500,000 line-of-credit (“$1.5M LOC”) with a financial institution. The $1.5M LOC matures on September 25, 2002 and accrues interest on the amounts drawn at LIBOR plus 250 basis points, payable monthly in arrears. Liberty Theaters was also required to pay a one time closing fee of $5,000 and is required to abide by certain financial covenants. As of December 31, 2001, Liberty Theaters had no amounts drawn on the $1.5M LOC

Note Payable to Messrs. Cotter and Forman

      On September 1, 2000, Reading issued a term note in the amount of $4,500,000 bearing 8.25% interest to SHC, an entity owned by Michael Forman and James Cotter in exchange for a  1/6 interest in the AFC and certain rights and interests with respect to the City Cinemas cinema chain. The principal plus any unpaid interest is payable in July 2002.

Mortgage Note Payable

      On December 14, 1999, Reading entered into an $11,000,000, ten-year loan agreement with an institutional lender. The loan is secured with the deed of trust to a rental property and accrues interest at 8.18% per annum. Reading began making monthly payments of approximately $86,200 per month starting February 2000, and any unpaid principal and accrued interest will become due in January 2010. The loan agreement contains various non-financial covenants regarding the use and maintenance of the property. At December 31, 2001, Reading was in compliance with each of the debt covenants and payments were current.

Australian Line-of-Credit (“Australian LOC”)

      In March 2000, Reading Entertainment Australia Ltd. Pty (“Reading Australia”) entered into the Australian LOC with an Australian bank which provided for borrowings of up to AUS$25,000,000. In

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 2000, the lender increased the Australian LOC to AUS$30,000,000. On November 8, 2001, the Company received an extension on its Australian LOC to March 31, 2003 and a reduction of the interest margin from 1.6% to 1.2%. At December 31, 2001, Reading Australia had drawn $14,243,000 (AUS$27,835,000) from the Australian LOC.

New Zealand Loans

      In December 2000, Reading New Zealand Limited (“Reading New Zealand”) entered into a loan agreement with a New Zealand bank for borrowings of NZ$30,400,000 for the purpose of the construction of its Wellington entertainment center development and for the refinancing of the loan used to acquire the Wellington site (“NZ Construction Loan”). The loan is secured by a mortgage over the Wellington properties and a pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project. Reading New Zealand will make payment on interest only in the 2002, make NZ$1,500,000 principal repayment per year in 2003 and 2004, and the remaining balance becomes due and payable in March 2005. On July 18 2001, Reading New Zealand entered into an agreement pertaining to the borrowing of an additional NZ$4,135,000 to be used to fit-out the cinema being constructed as a part of the Wellington entertainment center (“NZ Fitout Loan”). At December 31, 2001, Reading New Zealand had aggregate borrowings of $8,910,000 (NZ$21,413,000) under the NZ Construction Loan and the NZ Fitout Loan.

      Reading’s aggregate future principal loan payments are as follows (dollars in thousands):

Year Ending December 31,

2002	$4,892
2003	15,214
2004	941
2005	8,091
2006	295
Thereafter	12,949

$42,382

      As part of the Company’s joint venture arrangement with the Berkeley Cinemas in New Zealand, the Company is 50% liable for a $2,857,300 (NZ$6,943,750) bank loan which is secured by a first mortgage over the land and building assets of the Mission Bay Cinema. However, as the Company does not consolidate the accounts of Berkeley Cinemas, the Berkeley Cinema’s bank loan discussed above is not reflected in the Consolidated Balance Sheet at December 31, 2001.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 — Other Liabilities

      Other liabilities are summarized as follows (dollars in thousands):

	December 31,

	2001	2000

Current liabilities:
Lease contract liability	$107	$—
Advance ticket sales	235	—
Other	145	—

	$487	$—

Noncurrent liabilities:
Foreign withholdings tax	$3,425	$—
Straight-line rent liability	2,556	555
Other	1,927	—

	$7,908	$555

Note 15 — Minority Interest

      The minority interest is principally derived from the Company’s holdings in AFC. The Company owns, in aggregate, 50% of membership interest in AFC, with a subsidiary of National Auto Credit, Inc. (“NAC”) holding the other 50% membership interest. Minority interest in income of the Australian Cinema represents the 25% minority interest ownership in a cinema which was opened in 1997 and minority interest in income of Big 4 Farming represents the 20% minority interest ownership by Cecelia. The components of minority interest is as follows (dollars in thousands):

	December 31,

	2001	2000

AFC	$4,262	$—
Australian Cinema	440	—
Big 4 Farming LLC	69	54

	$4,771	$54

Note 16 — Lease Agreements

      Certain of Reading’s cinemas and one of the live theaters (until the Company acquired the Union Square property in February 2001) conduct their operations in leased facilities. Nine of Reading Australia’s thirteen operating multiplexes are in leased facilities. At December 31, 2001, all of Reading’s domestic and Puerto Rico cinemas were operated in leased premises. However, in the case of two of these cinemas, Reading held an option to acquire the underlying fee interest. Reading’s cinema leases have remaining terms inclusive of options of 10 to 50 years. Certain of Reading’s cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. Reading also leases office space and equipment under non-cancelable operating leases. All leases are accounted for as operating leases and accordingly, Reading has no leases which require capitalization.

      Reading determines the annual base rent expense of its theaters by amortizing total minimum lease obligations on a straight-line basis over the lease terms. Base rent expense and contingent rental expense under

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the operating leases totaled approximately $2,689,000 and $301,000 for 2001. Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases consist of the following at December 31, 2001 (dollars in thousands):

Minimum
Lease
Payments

2002	$11,081
2003	10,969
2004	10,853
2005	10,876
2006	10,801
Thereafter	127,815

Total minimum lease payments	$182,397

Note 17 — Commitments and Contingencies

Sutton Loan Commitment

      In connection with the City Cinemas Transaction, Reading was obligated to lend Sutton up to $28,000,000, commencing in July 2007. With the release of the Murray Hill cinema from the Operating Lease and the Asset Put Option in February 2002, this obligation has decreased to $18,000,000. This credit facility is intended to provide Sutton with liquidity pending acquisition by the Company of the various assets subject to option. Any amounts outstanding under this credit facility at the date the option is exercised will be a credit against the purchase price otherwise payable by the Company. In case Reading does not exercise its purchase option, the money advance to Sutton is due back to the Company on December 1, 2010.

Environmental

      The City of Philadelphia (the “City”) has asserted that Old Reading’s North Viaduct property requires environmental decontamination and that Old Reading’s share of any such remediation cost will aggregate approximately $3,500,000. Reading presently is in discussions with the City involving a possible conveyance of the property and believes that reserves related to the North Viaduct are adequate. Certain of the subsidiaries of Reading were historically involved in railroad operations, coal mining and manufacturing. Also, certain of these subsidiaries appear in the chain of title of properties which may suffer from pollution. Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws. Reading does not currently believe that its exposure under applicable environmental laws is material in amount.

Tax Audit

      The Internal Revenue Service (the “IRS”) has completed its audits tax return for its tax year ended December 31, 1996, and of the Craig Corporation’s tax return for its tax year ended June 30, 1997. With respect to both Old Reading and Craig Corporation, the principal focus of these audits had been the treatment of the contribution by Old Reading to Reading Australia and subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by Old Reading from Craig Corporation as a part of a private placement of securities by Old Reading in October 1996.

      By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of Old Reading and Craig Corporation for the years in question (the “Examination Reports”). The

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Examination Report for Old Reading and Craig Corporation proposes that the gain on the disposition by Old Reading of Stater Stock, reported as taxable on its return, should be reallocated to Craig Corporation. This proposed change would result in an additional tax liability for Craig Corporation of approximately $21,000,000 plus interest. As reported on Old Reading return, the gain on the disposition of the Stater Stock was fully offset for regular income tax purposes by net operating losses, but gave rise to an alternative minimum tax liability of approximately $2,000,000. Under the Examination Report issued to Old Reading, a consequence of the reallocation to Craig Corporation of the gain on the disposition of the Stater Stock is the elimination of Old Reading alternative minimum tax liability, which would result in a refund to Old Reading of approximately $2,000,000, plus interest. The examination Reports do not constitute a final determination of Old Reading or Craig Corporation’s tax liability.

      Craig Corporation intends to appeal and to vigorously contest the IRS’ proposed changes in its Examination Report. However, no assurances can be given that Craig Corporation will quickly or ultimately prevail in its positions. While Old Reading does not intend to challenge the proposed finding in the Examination Report that it is entitled to a refund, in the event that Craig Corporation prevails in its appeal, the IRS would be free (absent a settlement with Old Reading) to revisit its position with respect to the refund to Old Reading and with respect to the availability of Old Reading losses to offset any gain in the disposition of the Stater Stock.

      Old Reading and Craig Corporation have entered into agreements with the IRS tolling the applicable statutes of limitation with respect to the returns in question.

Note 18 — Common Stock

      On April 11, 1997, Craig Corporation exercised its warrant to purchase 666,000 shares of Citadel’s treasury common stock at an exercise price of $3.00 per share, or $1,998,000. Such exercise was consummated pursuant to delivery by Craig Corporation of its secured promissory note (“Craig Secured Note”) in the amount of $1,998,000, secured by the 500,000 shares of Reading Entertainment, Inc.’s common stock that Craig Corporation owned. The Craig Secured Note was included in the Balance Sheet as a contra equity account under the caption “Note receivable from shareholder” at December 31, 2000. Interest was payable quarterly in arrears at the Prime Rate. Principal and accrued but unpaid interest becomes due upon the earlier of April 11, 2002 or 120 days following Citadel’s written demand for payment. Included in the Consolidated Statements of Operations for the year ended December 31, 2001 as “Interest income from shareholder” is approximately $113,800 earned pursuant to the Craig Secured Note. As part of the consolidation of Citadel, Reading Entertainment, Inc. and Craig Corporation on December 31, 2001, the Craig Secured Note as well as Craig Corporation’s investment in 666,000 shares of Citadel common stock was eliminated for accounting purposes.

      On January 4, 2000, Citadel reorganized under a new Nevada holding company. In that transaction, the outstanding shares of CDL’s Common Stock were converted into 5,335,913 shares of Class A Nonvoting Common Stock and 1,333,200 shares of Class B Voting Common Stock.

      On September 20, 2000, Citadel issued 2,622,466 shares of Class A Nonvoting Common Stock and 655,616 shares of Class B Voting Common Stock, respectively, to fund the Liberty Theater acquisition.

      On December 31, 2001, upon consolidation of Citadel, Reading Entertainment, Inc. and Craig Corporation, the consolidated company changed its corporate name to Reading International, Inc. and its Class A and Class B common stock trade on the American Stock Exchange under the symbols RDI.A and RDI.B.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 — Employee Stock Option Plans

      The 1999 Stock Option Plan of Citadel Holding Corporation (“1999 Stock Option Plan”) authorizes the grant of options to certain employees and directors of the Company or any Company “affiliate”, as defined in the 1999 Plan, at exercise prices not less than the market price at the date of grant. Employees are eligible for incentive stock options (“ISOs”) and employees and directors are eligible for what are commonly known as “nonqualified options” (“NQOs”). Options may only be granted for ten years from the date of the plan’s adoption, and options granted under the 1999 Plan expire after ten years unless extended. The options are exercisable in installments, generally beginning one year after the date of grant, except for shares granted to directors which vest immediately.

      The 1999 Stock Option Plan is to be administered by an Administrator who will determine the persons to whom the options should be granted, will set the number and timing of any options granted, and will prescribe the rules and regulations applicable to the options. The Board of Directors has formed the “Stock Option Committee”, to be comprised entirely of independent non-employee directors, to be the Administrator of the 1999 Plan. The Board has appointed directors William C. Soady and Alfred Villasenor Jr. as the initial members of the Stock Option Committee.

      On April 13, 2000, the Stock Option Committee granted each of the Citadel directors, other than Messrs. Cotter and Tompkins, options to acquire 20,000 shares of the Class A Non-Voting Common Stock. In addition, certain officers of the Company, including Mr. Tompkins, were granted options to acquire shares of Class A Non-Voting Common Stock. Prior to this grant, certain outside directors of the Company held options granted under the 1996 Nonemployee Directors Stock Option Plan. These options were surrendered by the holders thereof in connection with the grant of new options under the 1999 Stock Option Plan. No further options will be granted under the 1996 Nonemployee Directors Stock Option Plan. The options granted on April 13, 2000 total 155,000 option shares, of which 104,500 are vested as of December 31, 2001. All stock options granted on April 13, 2000 have an exercise price of $2.76 per share which was determined as the average stock trading price for the ten days immediately preceding the issuance date.

      On December 31, 2001, Citadel, Reading and Craig consolidated to form one company. Pursuant to the Merger Agreement, the Reading and Craig stock options were converted into either Citadel Class A or Citadel Class B stock options at an exchange ratio of 1.25 and 1.17, respectively. The Reading and Craig stock options outstanding at December 31, 2001 of 790,232 and 729,940 shares, respectively, were converted into 285,350 and 1,556,470 shares of Citadel Class A and Class B shares, respectively. As of December 31, 2001, there were 1,485,720 of vested Reading and Craig options.

Prior to the Reorganization (See Note 18):

	Common	Weighted	Number of
	Stock	Average	Exercisable
	Options	Price	Options

Outstanding at January 1, 1999	53,000	$2.81	53,000
Granted	95,000	3.52	36,000
Expired	—	—	—
Cancelled	(33,000)	—	(33,000)

Outstanding at December 31, 1999	115,000	$3.43	56,000

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to the Reorganization and Consolidation (See Notes 4 and 18):

			Weighted Average		Number of Exercisable
	Common Stock Options		Price		Options

	Class A	Class B	Class A	Class B	Class A	Class B

Converted on January 4, 2001	92,000	23,000	$3.43	$3.43	44,800	11,200
Expired	(84,000)	(21,000)	—	—	(36,800)	(9,200)
Granted/ Vested	155,000	—	$2.76	—	86,000	—

Outstanding — December 31, 2000	163,000	2,000	$2.76	$3.43	94,000	2,000

Consolidation conversion	285,350	1,556,470	$6.84	$8.10	234,250	1,556,470
Expired	(43,100)	(327,000)	$6.20	$10.24	(43,100)	(327,000)
Granted/ Vested	—	—	—	—	18,500	—

Outstanding — December 31, 2001	405,250	1,231,470	$5.40	$8.10	303,650	1,231,470

      The weighted average remaining contractual life of all options outstanding at December 31, 2001 was approximately 4.0 years.

      Pro forma net earnings and earnings per share information reflecting the fair value approach to valuing stock options and the corresponding increase in compensation expense is required by SFAS No. 123 in each of the years that a company grants stock options. No option shares were granted in the year ended December 31, 2001. The Company granted 155,000 shares of Class A Non-Voting Common Stock and 95,000 shares of the Common Stock in the years ended December 31, 2000 and 1999, respectively. The fair value of the options granted in 2000 and 1999 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Citadel			Reading			Craig

	2001	2000	1999	2001	2000	1999	2001	2000	1999

Stock option exercise price	—	$2.76	$3.52	—	$6.34	—	—	$5.91	$6.00
Risk-free interest rate	—	6.19%	5.88%	—	5.61%	—	—	6.56%	6.00%
Expected dividend yield	—	—	—	—	—	—	—	—	—
Expected option life	—	5 years	5 years	—	5 years	—	—	5 years	5 years
Expected volatility	—	46.00%	26.60%	—	25.01%	—	—	27.20%	26.60%
Weighted average fair value	—	$1.34	$1.41	—	$2.11	—	—	$2.18	$2.12

      The pro forma effect of the issuance of these options would have been to increase the net (loss) earnings for the years ended December 31, 2001, 2000 and 1999 by approximately $71,000, $159,000 and $59,000, respectively. The pro forma adjustments may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. Further, SFAS No. 123 requires assumptions by management, regarding the likelihood of events on which the vesting of contingent, performance based options are predicated.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20 — Income Taxes

      Significant components of the provision for income taxes are as follows:

	Year Ended December 31,

	2001	2000	1999

Current Income tax expense (benefit):
Federal	$(237)	$(58)	$1,001
State	137	(80)	1,134

Total	(100)	(138)	2,135

Deferred income tax expense (benefit)
Federal	237	58	3,200
State	71	80	(26)

Total	308	(138)	3,174

Total Income Tax Expense	$208	$—	$5,309

      Deferred income taxes reflect the net tax effect of “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax liabilities and assets are as follows (dollars in thousands):

	December 31,

	2001	2000

Deferred tax assets (liabilities)
Acquired and option properties	$993	$1,053
Net operating loss carryforward	12,661	321
Unrealized (gain) loss on marketable securities	366	406
Old Reading impairment reserves	17,726	—
Loans to Agricultural Partnerships	1,292	1,833
Other	(23)	2

Gross deferred tax assets	33,015	3,615
Valuation allowance	(31,795)	(2,047)

Net deferred tax asset	$1,220	$1,568

      The ending balance of Reading temporary differences reflect loss carryforwards and temporary differences of Old Reading and Craig Corporation acquired by the Company on December 31, 2001.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As of December 31, 2001, Reading had the following U.S. net operating loss carryforwards:

Expiration Date	Amount

2002	$4,283
2003	589
2007	1,443
2008	1,155
2009	32
2011	523
2018	311
2019	3,385
2020	1,862
2021	18,880

$32,463

      In addition, at December 31, 2001, Reading has approximately $22,792,000 in Australia loss carryforwards and $1,150,000 in New Zealand loss carryforwards having no expiration date. Reading also has approximately $23,053,000 in Puerto Rico loss carryforwards expiring no later than 2008. Reading does not expect to generate enough Puerto Rico taxable income to materially utilize Puerto Rico loss carryforwards. No other substantial limitations on the future use of U.S. or foreign loss carryforwards are expected by Reading management.

      The provision for income taxes is different from amounts computed by applying a U.S. and state combined statutory rate to earnings (losses) before taxes. The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,

	2001	2000	1999

Expected tax (benefit) provision	$(1,702)	$(1,433)	$5,178
Reduction (increase) in taxes resulting from:
Goodwill and other permanent differences	92	—	—
Change in federal valuation allowance	1,719	1,627	(791)
Dividend exclusion of preferred stock investment	(109)	(109)	(109)
Utilization of net operating losses	—	—	(245)
Prior year tax adjustment	—	—	(131)
State and local tax provision	208	—	731
Other	—	(85)	676

Actual tax provision	$208	$—	$5,309

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 — Comprehensive Income

      Generally accepted accounting principles require Reading to classify unrealized gains and/or losses on available-for-sale securities (“AFS”) as comprehensive income. The following table sets forth Reading’s comprehensive income for the periods indicated (in thousands):

	Years Ended December 31,

	2001	2000	1999

Net (loss) earnings	$(4,572)	$(3,542)	$9,487
Other comprehensive income (loss), net of tax	507	(814)	255

Comprehensive (loss) income	$(4,065)	$(4,356)	$9,742

Note 22 — Business Segments and Geographic Area Information

      The table below sets forth certain information concerning the Company’s theater and rental real estate operations for the three years ended December 31, 2001 (dollars in thousands).

	Cinema/Live	Rental
	Theater	Real Estate	Corporate	Consolidated

2001
Revenue	$20,045	$3,617	$82	$23,744
(Loss) earnings before taxes	(4,163)	868	(1,069)	(4,364)
Assets	21,516	113,361	35,718	170,595
Capital expenditures	2,575	7,751	—	10,326
2000
Revenue	$4,677	$2,397	$310	$7,384
Earnings (loss) before taxes	(556)	542	(3,528)	(3,542)
Assets	17,506	37,837	8,579	63,922
Capital expenditures	356	2,908	39	3,303
1999
Revenue	$—	$3,706	$246	$3,952
Earnings before taxes	—	1,537	13,259	14,796
Assets	—	34,825	12,381	47,206
Capital expenditures	—	29	38	67

      The cinema/live theater results shown above include revenue and operating expenses directly linked to the Reading’s cinema and theater assets.

      The rental real estate results include rental income from properties owned by Reading offset by operating expenses, including mortgage payments and interest.

      Corporate results include consulting fee income from Reading, interest and dividend income earned with respect to the Company’s cash balances and investment in Reading Preferred Stock, and equity losses stemming from the Company’s equity investment in the Agricultural Partnerships.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table indicates the Company’s property and equipment balance by geographical area (dollars in thousands).

	December 31,

	2001	2000	1999

Australia	$47,011	$—	$—
New Zealand	5,727	—	—
United States	22,140	10,791	—

	$74,878	$10,791	$—

      The property and equipment balance presented above excludes $3,018,000 of property and equipment in Puerto Rico which is classified as property held for sale and $28,145,000 of property held for development in Australia and New Zealand. The Company had no foreign or export revenue during the three years ended December 31, 2001.

Note 23 — Quarterly Financial Information (Unaudited — dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001
Revenue	$4,637	$6,115	$6,251	$6,742
Net loss	$(872)	$(429)	$(1,848)	$(1,424)
Basic loss per share	$(0.09)	$(0.04)	$(0.19)	$(0.14)
Diluted loss per share	$(0.09)	$(0.04)	$(0.19)	$(0.14)

2000
Revenue	$602	$605	$1,955	$4,222
Net earnings (loss)	$231	$(686)	$(2,594)	$(493)
Basic earnings (loss) per share	$0.03	$(0.10)	$(0.38)	$(0.02)
Diluted earnings (loss) per share	$0.03	$(0.10)	$(0.38)	$(0.02)

      In the opinion of management, the unaudited quarterly financial information presented above reflects all adjustments that are necessary for a fair presentation of the results of the quarterly periods presented.

      The increase in revenue is primarily due to acquisitions. Revenue in the first quarter of 2001 increased from the same period in 2000 due to the acquisition of the City Cinemas, the Liberty Theaters, and the Royal George Theater in September 2000. As a result of these acquisitions, Reading’s revenue for the third and fourth quarters of 2000 and first quarter of 2001 reflect revenue from nine cinemas with 40 screens, three live theaters, and one 4-stage live theater complex. Revenue increase in the second quarter of 2001 is attributable to Reading’s acquisition of four domestic cinemas with 20 screens in March 2001. The revenue in the third and fourth quarters of 2001 increased due to the opening of an 8-screen Angelika cinema in Dallas. The Consolidation of the Citadel, Old Reading and Craig did not have an impact on the 2001 revenue since the consolidation was not effective until the last day of the fiscal 2001.

      For the second through fourth quarters of 2000, the net loss was mainly due to a $3,406,000 loan loss provision recorded against the loan receivable from the Agricultural Partnerships. For the same period in 2001, the net loss was mainly due to a combination of a lackluster summer film season, periods of dark stages at the live theaters, and $852,000 of realized loss recorded on Reading’s available-for-sale securities in the third quarter of 2001.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The loss per share for the fourth quarter of 2001 is calculated based on 10,079,890 weighted average shares outstanding for the quarter, reflecting the 11,873,360 shares, net, that were issued for the Consolidation.

Note 24 — Subsequent Events

      In February 2002, Sutton sold, with the consent of Reading, its interest in one of the Leased Cinemas — the Murray Hill cinema. As a result of the release of that Leased Cinema from the Operating Lease, Reading’s rent under the Operating Lease has been reduced by approximately $825,000. The exercise price of the two options were reduced to $31,000,000 and $2,000,000, respectively, and the Sutton Loan Commitment was reduced to $18,000,000. In connection with the sale of the Murray Hill cinema, Reading has received the right, but not the obligation, to continue to operate the Murray Hill cinema under a license agreement for up to approximately two years, provided that this period may be reduced under certain circumstances if the property is sooner demolished for redevelopment. Also, Reading has received a two year option to elect to either (a) receive a payment of $500,000 from the developer, or (b) to purchase a 25% interest in the entity that purchased the Murray Hill cinemas and the adjacent 3,703 square foot property.

Item 9 —	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

Directors & Executive Officers

      The names of the directors, executive officers, and significant employees of the Company are as follows:

			First
			Became
Name	Age	Current Occupation	Director

James J. Cotter(2)*	54	Chairman of the Board and Chief Executive Officer	1986
James J. Cotter, Jr.	32	Director	2002
S. Craig Tompkins(2)	51	Vice Chairman of the Board and Corporate Secretary	1993
Eric Barr	55	Director	2002
Robert M. Loeffler(3)	78	Retired, Director of Public Companies	2000
William C. Soady(1)(3)(4)	58	Chief Executive Officer, ReelMall.com	1999
Alfred Villaseñor, Jr.(1)(2)(3)(4)	71	President of Unisure Insurance Services, Incorporated	1987
Ellen Cotter	36	Vice President — Business Affairs	—
Brett Marsh	54	Vice President — Real Estate	—
Andrzej Matyczynski	49	Chief Financial Officer and Treasurer	—
Neil Pentecost	44	Director of Foreign Cinema Operations	—
Robert F. Smerling	67	Director of Domestic Cinema Operations	—

(1)	Member of the Compensation Committee.

(2)	Member of the Executive Committee.

(3)	Member of the Audit Committee.

(4)	Member of the Conflicts Committee.

      Set forth below is certain information concerning the principal occupation and business experience of each of the individuals named above.

      Mr. Cotter was first elected to the Board in 1986, resigned in 1988, and was re-elected to the Board in June 1991. He was elected Chairman of the Board of in 1992, and has served as Chief Executive Officer since August 1, 1999. Mr. Cotter has been and continues to serve as a director of Craig Corporation and Reading Entertainment, Inc., for more than the past five years. Mr. Cotter is the Chairman and a director of Citadel Agricultural Inc. (“CAI”), a wholly-owned subsidiary; the Chairman and a member of the Management Committee of each of the agricultural partnerships which constitute the principal assets of CAI (the “Agricultural Partnerships”); and the Chairman and a member of the Management Committee of Big 4 Farming, LLC (“Farming”), an 80%-owned subsidiary. From 1988 through January 1993, Mr. Cotter also served as the President and a director of Cecelia Packing Corporation (“Cecelia”, a citrus grower and packer), a company wholly owned by Mr. Cotter and 10% member of Farming, and is the Managing Director of Visalia, LLC (“Visalia”), which holds a 20% interest in each of the Agricultural Partnerships. On October 16, 2000, Mr. Cotter resigned as the Chief Executive Officer of the Company in favor of Mr. Scott Braly, but resumed the positions following the resignation of Mr. Braly on December 27, 2000. Mr. Cotter is and has been, for more than the past five years, a director of The Decurion Corporation (motion picture exhibition and real estate company). Mr. Cotter began his association with The Decurion Corporation in 1969. Mr. Cotter has been the Chief Executive Officer and a director of Townhouse Cinemas Corporation (motion picture exhibition company) since 1987. Mr. Cotter is the General Partner of James J. Cotter, Ltd., a general partner in Hecco Ventures which is involved in investment activities and is an RII stockholder. Mr. Cotter is the Chief Executive Officer and 50% owner of Sutton Hill Capital LLC, which is the counterpart to the various agreements comprising the City Cinemas Transaction and Off Broadway Investment, Inc., the counterpart to the Liberty Theaters Merger. Mr. Cotter was also a director of Stater Bros., Inc. (retail grocery company) between 1987 and September 1997.

      Mr. James J. Cotter, Jr. was elected to the Board on March 21, 2002. Mr. Cotter, Jr. is an attorney in the law firm of Winston & Strawn specializing in corporate law. He has served as a management consultant and director to Cecelia Packing Corporation from February 1996 to September 1997.

      Mr. Tompkins has been a director of the Company since 1993, was elected Vice Chairman of the Board in July of 1994, and Secretary/ Treasurer and Principal Accounting Officer in August 1994. Mr. Tompkins resigned as Principal Accounting Officer and Treasurer in November 1999, upon the appointment of Andrzej Matyczynski to serve as the Company’s Chief Financial Officer. Mr. Tompkins was a partner in the law firm of Gibson Dunn & Crutcher until March 1993. Mr. Tompkins was elected to the Board of Directors of G&L Realty Corporation, a New York Stock Exchange-listed real estate investment trust in December 1993, and currently serves as the Chairman of the Audit Committee of that REIT. Mr. Tompkins was elected in April 2000 to the Board of Directors of Fidelity Federal Bank, FSB (“Fidelity”), where he served on the Audit and Compensation Committees. Mr. Tompkins is also President and a director of CAI, a member of the Management Committee of each of the Agricultural Partnerships and of Farming, and serves for administrative convenience as an Assistant Secretary of Visalia and Big 4 Ranch, Inc. (a partner with CAI and Visalia in each of the Agricultural Partnerships). Mr. Tompkins has been the Vice Chairman of Reading Entertainment, Inc. and the President and Director of Craig Corporation for more than the past five years. Mr. Tompkins resigned from the Board of Directors of Fidelity upon the sale of that institution effective December 31, 2001.

      Mr. Barr was elected to the Board on March 21, 2002. Prior to his appointment, Mr. Barr was a former tax, corporate finance and audit partner with PricewaterhouseCooper LLC.

      Mr. Loeffler has been a director of the Company since March 27, 2000 and had previously served as a director of PaineWebber Group and Advance Machine Vision Corporation. Mr. Loeffler is a retired attorney and was counsel to the California law firm of Wyman Bautzer Kuchel & Silbert from 1987 to March 1991. He was Chairman of the Board, President and Chief Executive Officer of Northview Corporation from January to December 1987 and a partner in the law firm of Jones, Day, Reavis & Pogue until December 1986.

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

      Mr. Villaseñor is the President and owner of Unisure Insurance Services, Incorporated, a corporation which has specialized in life, business and group health insurance for over 35 years. He is also a general partner in Playa del Villa, a California real estate commercial center. Mr. Villaseñor is a director of the John Gogian Family Foundation and a director of Richstone Centers, a non-profit organization. In 1987, Mr. Villaseñor was elected to the Board of Directors of the Company and Fidelity and served on the Board of Fidelity until 1994. Mr. Villaseñor had also served as a director of Gateway Investments, Inc. (a wholly owned subsidiary of Fidelity) until 1995.

      Ms. Cotter has been Vice President, Business Affairs of the Company since March 1998 and President of Reading Australia since September 1999. Ms. Cotter has been Vice President of Business Affairs of Craig Corp. since August 1996, Vice President of Angelika Cinemas, Inc. since May 1998 and Secretary/ Treasurer of Citadel Agriculture, Inc. since December 1997. Ms. Cotter is a graduate of Smith College and holds a juris doctorate from the Georgetown Law School. She was in private practice with the law firm of White & Case as a corporate attorney for four years prior to joining the Company.

      Mr. Marsh serves as the Vice President of Real Estate of the CHC, Craig Corp and REI. Prior to joining the Company, Mr. Marsh was the Senior Vice President of Burton Property Trust, Inc., the U.S. real estate subsidiary of The Burton Group PLC

      Mr. Matyczynski was named Chief Financial Officer and Treasurer of the Company and Craig and the Chief Administrative Officer of Reading on November 18, 1999. Mr. Matyczynski was named the Chief Financial Officer of Reading effective June 2, 2000, concurrently with the resignation of Jim Wunderle who had held that position. Prior to joining the Company, Mr. Matyczynski was associated with Beckman Coulter and its predecessors for more than the past twenty years and also served as a director for certain Beckman Coulter subsidiaries.

      Mr. Pentecost has been the Director of Foreign Cinema Operations since August 1999 and a director of Reading Entertainment Australia since September 1999. Prior to joining the Company, Mr. Pentecost was with Hoyts, where he served in a number of positions, most recently serving as Operations and Services Manager (National). Mr. Pentecost joined Hoyts in 1995. Prior thereto, Mr. Pentecost served as the Director of Retail Services (Operations) for KFC in Australia.

      Mr. Smerling has been a director since September 1997 and President of the Company since January 1997. Mr. Smerling has served as President of the Company’s various domestic and Puerto Rican exhibition subsidiaries since 1994. Mr. Smerling served as President of Loews Theater Management Corporation form May 1990 until November 1993. Mr. Smerling also served as President and Chief Executive Officer of City Cinemas Corporation (“City Cinemas”), a motion picture exhibitor located in New York City from November 1993 to September 2000.

Item 11 — Executive Compensation

Summary Compensation Table

      As previously disclosed in the report on Form 10-K for the year ended December 31, 2000, Citadel, Reading and Craig have entered into a management agreement in which Craig Corporation served as the management company for the Company and for Reading Entertainment, Inc. Pursuant to this arrangement, all executive officers and administrative employees (excluding consultants and directors) became employees of Craig Corporation and the general and administrative costs paid by Craig Corporation were allocated to each company. Accordingly, while the management agreement was in effect, the Company did not have employees who were paid directly by the entity for which their services are rendered, except for the President of Citadel Cinemas, Inc. as disclosed below.

      Effective December 31, 2001, Citadel Holding Corporation, Reading Entertainment, Inc., and Craig Corporation consolidated to form Reading International, Inc. (“RII” or the “Company”). All former employees of Citadel Holding Corporation, Reading Entertainment, Inc., and Craig Corporation have become employees of RII as the date of the consolidation and the management agreement between Citadel Holding Corporation, Craig Corporation and Reading Entertainment, Inc. that was in effect from January 1, 2000 to December 30, 2001 has been terminated.

      The names of the executive officers of the Company are as listed below in the summary compensation table that sets forth the compensation paid by the Company for the years ended December 31, 2001, 2000 and 1999 for each of the most highly compensated executive officers of the company.

					Long Term
					Compensation

	Annual Compensation				Securities
					Underlying
				Other	Stock
				Annual	Options	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Granted	Compensation(7)

James J. Cotter(2)	2001	$—	—	$545,000	—	—
Chairman of the Board,	2000	—	—	$545,000	—	—
President and	1999	—	—	$545,000	—	—
Chief Executive Officer
S. Craig Tompkins(3)	2001	$410,500	—	(1)	—	$5,644
Corporate Secretary and	2000	$410,900	—	(1)	40,000	$1,785
Vice Chairman of the Board	1999	$400,000	—	(1)	—	—
Andrzej Matyczynski(4)	2001	$185,250	$10,000	(1)	—	$5,824
Chief Financial Officer and	2000	$180,000	—	(1)	65,100	$4,381
Treasurer	1999	—	—	—	—	—
Robert F. Smerling(5)	2001	$350,000	—	(1)	—	—
Director of Domestic	2000	$350,000	—	(1)	—	—
Cinema Operations	1999	$175,000	—	(1)	—	—
Brett Marsh(6)	2001	$180,500	$25,000	(1)	—	$4,580
Vice President of Real Estate	2000	$170,000	$28,000	(1)	15,000	$4,149
	1999	$162,600	—	(1)	—	—

(1)	Excludes perquisites if the aggregate amount thereof is less than $50,000, or 10% of salary plus bonus, whichever is less.

(2)	Mr. Cotter is paid a director’s fee of $45,000 from Citadel and $150,000 from Reading for his services as the Chairman of the Board. Mr. Cotter is also paid an annual consulting fee of $350,000 from Craig Corp. Craig Corp owns a condominium in a high-rise building located in Hollywood, California, which the Company uses as an executive office, and which is personally used by Mr. Cotter. Since the incremental cost to the Company of Mr. Cotter’s personal used of these facilities does not exceed $50,000 or 10% of his annual consulting fee, the cost has not been included as compensation in the table. Mr. Cotter does not receive separate compensation for serving as the President and Chief Executive Officer of the Company.

(3)	While no formal written agreement exists as to the terms of Mr. Tompkins’ employment, Mr. Tompkins is entitled to receive his annual base salary from each respective company for a period of one year in the event that his employment is involuntarily terminated and no change of control has occurred. Mr. Tompkins is entitled to a severance payment equal to two years his base salary in the event of a change of control. Mr. Tompkins was granted options to acquire 40,000 shares of Class A Nonvoting Common Stock on April 13, 2000. These shares vest over four years in equal amounts except for the 8,000 shares that vested immediately.

(4)	Pursuant to his employment agreement, Mr. Matyczynski is entitled to a severance payment equal to six months’ salary in the event his individual employment is involuntarily terminated. In addition, Mr. Matyczynski was granted a loan for $33,000, which will be forgiven ratable over three years, is entitled to annual other compensation of $12,000 and is eligible for a discretionary bonus of up to 25% of his base salary. Mr. Matyczynski was also granted options to acquire 65,100 shares Class A Nonvoting common stock (including the 30,000 shares of Craig Corporation common stock options which converted in the Consolidation into an option to acquire 35,100 shares). The vesting schedule is as follows: 32,550 shares vested immediately and 10,850 shares vest on the each anniversary date following. On December 31, 2001, the 30,000 shares of Craig Corp Common stock options granted to Mr. Matyczynski were converted to 35,100 shares of Reading International Class A Nonvoting Common Stock option. Since

Mr. Matyczynski first joined the Company in November 1999, his compensation did not exceed $100,000 for that year.

(5)	Prior to September 20, 2000, City Cinemas, a third party affiliate, and Old Reading were parties to an executive-sharing arrangement for which Mr. Smerling was paid an annual salary of $175,000. Effective September 1, 2000, the Company acquired the assets of City Cinemas and appointed Mr. Smerling as President of its domestic cinema operations. Mr. Smerling is entitled to receive a payment equal to a year’s base salary in the event his employment with the Company is involuntarily terminated. Mr. Smerling’s salary shown above for the year ended December 31, 2001 and 2000 reflects compensation earned from Citadel Cinemas Inc.

(6)	On April 13, 2000, Mr. Marsh was granted options to acquire 15,000 shares of the Class A Nonvoting Common Stock. These shares vest equally over four years except for 3,000 shares that vested immediately.

(7)	All other compensation is primarily comprised of approximately 34% of the employer’s match of Craig’s 401(k) plan.

Option/ SAR Grants In Last Fiscal Year

      There were no options granted during the year ended December 31, 2001.

Aggregated Option/ SAR In Last Fiscal Year and Fiscal Year-End Option/ SAR Values

					Number of Securities		Value of Unexercised
					Underlying Unexercised		In-the-Money Options/
	Shares Acquired				Options/SARs at FY-End		SARs at FY-End($)(1)
	on Exercise(#)		Value Realized($)		Exercisable/Unexercisable		Exercisable/Unexercisable

Name	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

S. Craig Tompkins	—	—	—	—	85,950/20,000	—	$0/$0	—
	—	—	—	—	31,250/7,500	—	$0/$0	—
William Soady	—	—	—	—	20,000/0	—	$0/$0	—
Ellen Cotter	—	—	—	—	—	12,500/0	—	$0/$0
Brett Marsh	—	—	—	—	21,500/6,000	—	$0/$0	—
Andrzej Matyczynski	—	—	—	—	43,400/21,700	—	$0/$0	—
Robert F. Smerling	—	—	—	—	43,750/0	—	$0/$0	—

(1)	Calculated based on closing prices of $1.65 and $1.68 for Class A and Class B Common Stock, respectively.

Indemnity Agreements

      On June 27, 1990, the Board authorized the Company to enter into indemnity agreements with its then current as well as future directors and officers. Since that time, the Company’s officers and directors have entered into such agreements. Under these agreements, the Company agrees to indemnify its officers and directors against all expenses, liabilities and losses incurred in connection with any threatened, pending or contemplated action, suit or proceeding, whether civil or criminal, administrative or investigative, to which any such officer or director is a party or is threatened to be made a party, in any manner, based upon, arising from, relating to or by reason of the fact that he is, was, shall be or shall have been an officer or director, employee, agent or fiduciary of the Company. Each of the current directors has entered into indemnity agreements with the Company. Similar agreements also exist between the Company’s subsidiaries and the officers and directors of such subsidiaries.

Compensation of Directors

      Other than the Chairman of the Board, directors who are not officers or employees of the Company receive, for their services as a director, an annual retainer of $15,000 plus $1,500, if serving as Committee Chairman, and $800 for each meeting attended in person and $300 for each telephonic meeting. The Chairman of the Board receives $45,000 annually. In addition, directors who were not officers or employees of the Company received immediately vested options to purchase 20,000 shares of Class A Nonvoting common stock at an exercise price defined in the 1999 Stock Option Plan. Messrs. Loeffler, Soady, and Villasenor were granted 20,000 shares each of the Company’s Class A Nonvoting Common Stock on April 13, 2000 at an exercise price of $2.76 per share upon surrendering their shares granted under the now expired 1996 Stock Option Plan.

      In March 2002, Mr. Soady was paid $25,000 for his work relating to the Consolidation. Messrs. Villasenor and Loeffler were granted $10,000 each for their contribution to the Consolidation efforts.

Compensation Committee Interlocks and Insider Participation

      Messrs. Soady and Villasenor serve on the Company’s Compensation Committee. Mr. Cotter is the Chairman of the Board of CHC, Craig Corp and REI. In addition, Mr. Cotter also served as the Chief Executive Officer of the CHC, Craig Corp and REI prior to October 16, 2000 and subsequent to Mr. Braley’s departure on December 26, 2000. Mr. Cotter is the controlling stockholder of CHC.

      Mr. Loeffler serves as the director of the CHC, Craig Corp, and REI. Mr. Loeffler also serves as a member of the Audit Committee of all three companies.

      Mr. Tompkins is the Corporate Secretary and the Vice Chairman of CHC and REI, and the President and director of Craig Corp.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s Common Stock to file reports to ownership and changes in ownership with the SEC. The SEC rules also require such reporting persons to furnish the Company with a copy of all Section 16(a) forms they file.

      Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2001, all filing requirements applicable to its reporting persons were complied with.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the shares of common stock, beneficially owned as of March 14, 2002 by (i) each director and nominee, (ii) each person known to Citadel to be the beneficial owner of more than 5% of the Common Stock, and (iii) all directors and executive officers as a group. Except as noted, the indicated beneficial owner of the shares has sole voting power and sole investment power.

	Amount and Nature of Beneficial Ownership(8)

	Class A Non-Voting		Class B Voting

	Number of	Percentage	Number of	Percentage
Name and Address of Beneficial Owner	Shares	of Stock	Shares	of Stock

James J. Cotter(1)(2)	5,778,660	28.2%	1,492,928	59.7%
S. Craig Tompkins(1)(3)	92,540	*
William C. Soady(1)(4)	20,000	*
Alfred Villasenor(1)(4)	20,000	*
Robert Loeffler(1)(4)	20,000	*
Hecco Ventures(5)	1,565,782	7.6%
120 North Robertson Blvd Los Angeles, CA 90048
Michael Forman(6)	1,311,233	6.4%	327,808	24.5%
120 North Robertson Blvd Los Angeles, CA 90048
Pacific Assets Management LLC/
JMB Triton Offshore Fund Ltd(7)			233,040	17.4%
1999 Avenue of the Stars, #2530 Los Angeles, CA 90067
Private Management Group(8)			109,760	8.2%
20 Corporate Park, Suite 400 Irvine, CA 92606
Lawndale Capital Management/
Diamond A Partners LP/
Andrew E. Shapiro(9)	1,649,976	8.1%
One Sansome Street, Suite 3800 San Francisco, CA 94104
All directors and Executive Officers as a Group (12 persons)(10)	6,051,100	28.6%	1,505,428	59.9%

*	Less than 1%.

(1)	550 South Hope Street, Suite 1825, Los Angeles, California 90071.

(2)	Mr. Cotter directly owns 4,212,878 shares of Class A common stock (inclusive of 7,500 shares held in Mr. Cotter’s profit sharing plan) and 327,808 shares of Class B common stock. Mr. Cotter has stock option to acquire 1,165,120 shares of RII Class B Voting common stock through the exercise of these options. Mr. Cotter is also considered the beneficial owner of 1,565,782 shares of RII Class A Nonvoting common stock owned by Hecco Ventures, a general partnership (“HV”). Mr. Cotter has voting and investment power with respect to these shares.

(3)	Includes 89,950 shares of Class A Nonvoting Common Stock which may be acquired through the exercise of stock options. Mr. Tompkins is also the beneficial owner of 2,590 shares of Class A Common Stock held in various retirement accounts for the benefit of Mr. Tompkins, his wife and his child. Mr. Tompkins disclaims ownership of the shares held in his wife’s IRA account and his child’s trust.

(4)	Includes 20,000 shares of Class A Nonvoting Common Stock for each of the directors which may be acquired through the exercise of stock options.

(5)	Hecco Ventures (“HV”) is a California general partnership. James J. Cotter is the general partner of a limited partnership which is the general partner of HV. Margaret Cotter and Ellen Cotter are the daughters of Mr. Cotter and each are limited partners in the above-referenced limited partnership. The other general partners of HV are Michael Forman and a subsidiary of the Decurion Corporation, a company privately owned by Michael Forman and certain members of his family. HV has granted Mr. Cotter the right to vote the shares held by it. Accordingly, Mr. Cotter has sole voting power and shared investment power.

(6)	Based on Form 3 filed April 25, 2001.

(7)	Based on Schedule 13-G filed January 17, 2002 for RII Class B Voting common stock shares. Pacific Asset Management LLC (“Pacific”) does not hold the securities as part of a group. However, Pacific serves as the investment manager to the direct beneficial owner, JMG Triton Offshore Fund, Ltd. and has the power to determine whether or when the securities will be sold.

(8)	Based on Schedule 13-G filed February 8, 2002 for RII Class B Voting common stock shares.

(9)	Based on Schedule 13-G filed January 8, 2002 for Reading common stock and Craig Preferred A common stock, which includes shares which are owned of record by Diamond A Partners, L.P (“DAP”) and by Diamond A Investors L.P (“DAI”) over which Lawndale Capital Management, Inc. (“LAM”) and Andrew E. Shapiro have shared voting and dispositive power. According to filings with the SEC, Lawndale Capital Management, Inc. is the investment advisor to DAP and DAI, which are investment limited partnerships and Mr. Shapiro is the sole manager of LAM. The Reading and Craig stock holding of DAP/ DAI/ LAM are presented here as they were converted to RII Class A Nonvoting common stock at the applicable exchange ratio of 1.25 and 1.17, respectively.

(10)	Beneficial ownership is based on 20,484,993 shares of Class A Voting and 1,336,331 shares of Class B Voting common stock outstanding as of December 31, 2001, plus all options exercisable within 60 days of year-end for such persons holding such options. Shares exercisable within 60 days of year-end is deemed outstanding for the person holding such options but not deemed outstanding for any other person.

Item 13 — Certain Relationships and Related Transactions

General

      On December 31, 2001, Craig Corporation (“CRG” and collectively with its corporate predecessors and wholly owned subsidiaries “Craig”), and Reading Entertainment, Inc. (“RDGE” and collectively with its corporate predecessors and consolidated affiliates “Old Reading”) merged with two wholly owned subsidiaries of Citadel Holding Corporation in a merger-of-equals consolidation (the “Consolidation”). As a part of the Consolidation, Citadel Holding Corporation changed its name to Reading International, Inc. (“RII” and collectively with its corporate predecessors and consolidated affiliates “Reading”). For purposes of this discussion, Citadel Holding Corporation as it existed before the Consolidation is referred to as CDL, and is referred to collectively with its then corporate predecessors and consolidated affiliates as “Citadel”. In the Consolidation, each share of CRG common stock and common preference stock was converted into the right to receive 1.17 shares of RII Class A Nonvoting Common Stock (the “RII Class A Common Stock”), and each shares of RDGE common stock was converted into the right to receive 1.25 share of RII Class A Common Stock. The CDL Class A Nonvoting Class A Common Stock and CDL Class B Voting Common Stock became, upon the name change of Citadel Holding Corporation to Reading International, Inc., shares of RII Class A Common Stock and RII Class B Voting Common Stock (the “RII Class B Common Stock”). A chart showing the structure of CDL, CRG and RDGE immediately before and after the Consolidation are set out at pages 2 and 3.

      Prior to the Consolidation, Citadel, Craig and Old Reading were operated as part of a group of commonly controlled companies (the “Craig Group of Companies”). Mr. James J. Cotter was the Chairman and Chief Executive Officer of each of CDL, CRG and RDGE. Mr. S. Craig Tompkins was the President and a Director of CRG and the Vice Chairman of the Board of each of CDL and RDGE. Mr. Andrzej Matyczynski was the Chief Financial Officer of each of CDL, CRG and RDGE, and Mr. Robert Smerling was the President and a

Director of RDGE and the head of Citadel’s domestic cinema operations. Robert M. Loeffler was a director and a member of the audit committees of each of the three companies.

      Old Reading was principally engaged in two lines of business (1) the development, ownership and operation of multiplex cinemas in Australia, New Zealand and Puerto Rico, and (2) the development, ownership and operation of cinema based entertainment centers and other real estate development activities in Australia and New Zealand. Citadel was likewise principally engaged in two lines of business (1) the development, ownership and operation of multiplex cinemas (focusing primarily on the art and upper-end film market) and “Off Broadway” style live theaters in the United States and (2) the ownership and operation of commercial real estate. Craig was principally in the business of owning interests in and providing management services to Old Reading and Citadel.

      Mr. James J. Cotter, in addition to serving as the Chairman of the Board and Chief Executive Officer of each of CRG, CDL, and RDGE owned or otherwise had voting control over each of the companies in the Craig Group of Companies. Specifically, Mr. Cotter owned or otherwise controlled securities representing more than 50% of the voting power of CRG, which in turn owned securities representing more than 50% of the voting power of RDGE. Mr. Cotter, together with CRG and RDGE owned securities representing 49.3% of the voting power of CDL.

      In part due to this overlapping ownership and control, there have been in the past a significant number of related party transactions between the members of the Craig Group of Companies, and their various affiliates. The Consolidation was intended, among other things, to address and mitigate these conflict of interest situations.

Overlapping Management

      Prior to 2000, the members of the Craig Group of Companies allocated certain overhead expenses and provided various management services to one another pursuant to various cost sharing and consulting arrangements. During 2000, Old Reading moved its executive offices from Philadelphia to Los Angeles, and the members of the Craig Group of Companies reorganized and consolidated their general and administrative staffs under CRG. Consequently, substantially all of the general and administrative employees of the Craig Group of Companies were, until the Consolidation, employed directly by CRG, and receive all of their health, medical, retirement and other benefits from CRG. The general and administrative expense of the Craig Group of Companies was then periodically allocated, in accordance with the amount of time spent by these employees providing services for the respective member of the group.

Certain Transactions Between the Members of the Craig Group of Companies, and their Affiliates

Certain Entertainment Property Transactions

      In 1999, Old Reading determined that, in view of its limited capital resources and the size and scope of its investments and commitments in Australia and New Zealand, it should focus on its overseas activities and dispose of its domestic entertainment assets. During this same period, Citadel was searching for hard asset investment opportunities in which to invest its cash ($21,440,000 at June 30, 1999).

      In the summer of that year, management began conversations with National Auto Credit, Inc. (“NAC”), about a potential transaction in which NAC would acquire, in partnership with Citadel, all of the domestic cinema assets of Old Reading, including Old Reading’s rights to acquire the Manhattan based City Cinemas chain. In April 2000 Old Reading conveyed a 50% membership interest in Angelika Film Centers, Inc. (“AFC”) to NAC in consideration of the issuance to it of certain securities and granted to NAC, in consideration of the payment by NAC to Old Reading of an option fee of $500,000, an option to acquire the remainder of Readings domestic cinema assets. That option was subject to the right of Citadel to participate as a 50/50 partner with NAC in those assets, if Citadel were to so elect. Ultimately, NAC determined not to exercise that option, and determined instead to invest in a developmental “dot.com” company. Reading has resold to NAC the securities it received in consideration of the transfer of the 50% membership interest in AFC for gross proceeds of approximately $14,702,000.

      During this same period, Citadel determined to proceed with the acquisition from Old Reading of the remainder of Old Reading’s domestic entertainment assets. During 2000 and the first quarter of 2001, Reading conveyed to Citadel the following domestic entertainment assets:

1. The City Cinemas and Liberty Theaters Transactions. In December, 1998 Old Reading entered into an agreement (the “Sutton Agreement”) with Messrs. James J. Cotter and Michael Forman and certain of their affiliates (collectively referred to here in as “Sutton”) to acquire the City Cinemas chain (the “City Cinemas Transaction”) and Off Broadway Investments, Inc. (“Liberty Theaters)(the “Liberty Theaters Merger”). In 2000, Old Reading assigned that agreement to Citadel, and Citadel reimbursed to Old Reading the deposit Reading had made to Sutton under the Sutton Agreement. In September 2000, Citadel closed the City Cinemas Transaction and the Liberty Theaters Merger. In the City Cinemas Transaction, Citadel leased from Sutton, under a ten-year operating lease (the “Operating Lease”), four cinemas, obtained certain management rights with respect to an additional six cinemas, and purchased City Cinemas’ 16.7% membership interest in AFC. Citadel also obtained certain options (referred to here collectively as the “Asset Purchase Option”), exercisable in ten years, to purchase the assets subject to the Operating Lease, including two fee interests, for $48,000,000, and committed, in 2007, to lend Sutton up to $28,000,000 (the “Standby Line of Credit”). Citadel also merged with Liberty Theaters, issuing CDL common stock for all of the outstanding shares of Liberty Theaters. The Liberty Theaters stock was valued at $10,000,000 in the transaction. As a result of the City Cinemas Transaction, the management of NY Angelika, and two other domestic cinemas owned by Old Reading, was transferred from City Cinemas to Citadel.

2. Sale of the Murray Hill Cinema. In September 2001, Sutton received an offer to purchase the Murray Hill cinema (one of the cinemas subject to the Operating Lease and the Asset Purchase Option) for $10,000,000. Citadel agreed to release the Murray Hill cinema from the Operating Lease and the Asset Purchase Option. As a consequence of the release of the Murray Hill cinema from the Operating lease and the Asset Purchase Option, it was agreed that upon the closing of that sale, the rent payable under the Operating Lease would be reduced by approximately $825,000 per year, the exercise price of the Asset Purchase Option would be decreased by $10,000,000 from $48,000,000 to $38,000,000, and the Standby Line of Credit would be reduced by $10,000,000 from $28,000,000 to $18,000,000. In addition, Citadel was to receive at the closing a two year option pursuant to which it could elect either (i) to receive a payment of $500,000 in consideration of its surrender of its tenant’s interest in the Murray Hill cinema, or (ii) to purchase at par a 25% interest in the combined development of the Murray Hill site and the 3,703 square foot property adjacent to the Murray Hill cinema. It is currently anticipated that a project of up to 111,730 square feet could be constructed upon the combined properties.

3. Modification of the Murray Hill Transaction. In late 2001, the sale transaction was modified, to provide for partial payment of the purchase price of the Murray Hill cinema through the delivery of a two-year purchase money promissory note (the “Murray Hill Promissory Note”) in the amount of $7,500,000, secured by the Murray Hill property. In consideration of its agreement to this modification, and to its agreement to (a) take back the Murray Hill cinema under the Operating Lease at an annual rent of approximately $618,750, and (b) to increase the Standby Line of Credit by $7,500,000 to $25,500,000 in the event that Sutton is required to take back the Murray Hill property, Citadel received a license (the “License Agreement”) to continue to operate the Murray Hill cinema until shortly before the payment (or prepayment) of the Murray Hill Promissory Note, for no occupancy charges other than property tax and utilities, and the right to put the Murray Hill cinema back under the Asset Purchase Option, at an exercise price of $7,500,000. The Murray Hill cinema sale was closed in February 2002, and Reading is currently operating the Murray Hill cinema under the License Agreement.

4. The Domestic Cinema Transactions. In September, 2000, Citadel also acquired from Old Reading the rights to the Angelika Film Center & Café project in Dallas, Texas — an eight screen Angelika style cinema that opened in August 2001 (the “Dallas Angelika”). In this transaction, Citadel reimbursed to Old Reading its costs to date in the development, and assumed Reading’s obligations under the lease. Old Reading, in turn, assigned to Citadel its interest in the lease and committee to reimburse to Citadel a portion of its investment in the Dallas Angelika if Citadel did not achieve at least a 20% return on equity during the second year of operation of the cinema. In March 2001, Old Reading sold the remainder of its domestic cinema assets (other than its residual 33.3% membership interest in AFC) to Citadel in consideration of the issuance by Citadel of two-year purchase money promissory note in the amount of $1,906,000.

5. The Royal George Theatre Complex Transaction. In March 1999, Old Reading acquired for approximately $3,000,000 the Royal George Theatre Complex, a four auditorium fee property located in Chicago. The Royal George was acquired in a newly formed limited liability company (“RGT”), and in contemplation of the acquisition of Liberty Theaters. In June 2000, Citadel lent to RGT the funds needed to retire the purchase money note issued by RGT to acquire the complex, in consideration of the issuance to Citadel of a promissory note, bearing interest at the rate of 10.0% per annum, and in September 2000, acquired the Royal George Theatre Complex from Old Reading at approximately the same price as was paid by Reading for that complex in March 1999.

6. Management of Live Theater Assets. Prior to the Liberty Theaters Merger, the live theater assets of Liberty Theaters and the Royal George Theatre Complex were booked and managed by Union Square Management, Inc., a third party theater management company. Ms. Margaret Cotter, the daughter of James J. Cotter, was at that time the Senior Vice President of that company. In 1998, CRG guaranteed a $100,000 bank loan to Mr. Alan Schuster, the principal stockholder and President of Union Square Management. Citadel’s live theaters are now booked and managed by Off Broadway Investment LLC (“OBI Management”), a company wholly owned by Margaret Cotter. Ms. M. Cotter is the President of that company. OBI Management has been retained on an at-will basis, on substantially the same terms as Union Square Management pending negotiation of a definitive agreement by the RII Conflicts Committee.

7. Investment in Plays. From time to time the members of the Craig Group of Companies, and Mr. Cotter and the other members of management, have been afforded the opportunity to invest in the plays that play or may play in the live theaters owned by the Company. These investments are monitored by Mr. Cotter, and periodically reported to the RII Conflicts Committee.

Certain Agricultural Transactions

      Prior to the Consolidation, the Craig Group of Companies collectively owned approximately 60% of the equity interest in three partnerships (the “Agricultural Partnerships”) formed in 1997 to purchase approximately 1,600 acres of agricultural land in Southern California commonly know as the “Big 4 Ranch.” The property is principally improved with mature citrus groves. In order to satisfy certain federal laws relating to access to federal water supplies, the ownership of the Big 4 Ranch was taken in the Agricultural Partnerships, which are owned 40% by Citadel, 40% by Big 4 Ranch, Inc. (“BRI”) and 20% by Visalia LLC (“Visalia”).

      Visalia is owned 49% by certain members of James J. Cotter’s family and 51% by Cecelia Packing (“Cecelia”) a company wholly owned by Mr. Cotter. The outside Directors of CDL felt that it was important that Mr. Cotter acquire and equity interest in the Agricultural Partnerships, since Citadel was relying principally upon his expertise and experience in making and providing executive supervision of the investment.

      BRI was initially a wholly owned subsidiary of CDL, and was spun off to the stockholders of CDL immediately prior to the acquisition by the Agricultural Partnerships of Big 4 Ranch. Accordingly, Craig and Old Reading received their interests in BRI initially as a result of that spin-off. Thereafter, Craig increased its holdings in BRI through the purchase of additional BRI shares in privately negotiated transactions. Craig and Old Reading own their interests in the Agricultural Partnerships indirectly through their ownership of CDL and BRI shares. Prior to the Consolidation, Craig and Reading controlled BRI, owning 49% of the voting power of that company. In addition, Cecelia and a trust for the benefit of one of Mr. Tompkins’s children own an additional 3.2% of BRI. Historically, the officers and directors of CRG have served as the officers and directors of BRI.

      Shortly before the Consolidation, Craig and Old Reading sold all of their interest in BRI to a third party for $100, plus and option to repurchase the interest exercisable at any time on or before December 31, 2006 at an exercise price of $100. Under applicable federal water laws, Reading would have owned more than the allowable amount of federally irrigated agricultural land, if it had retained it interest in BRI after the Consolidation. As discussed at greater length below, Reading believes that the stock of BRI is essentially valueless, since the debt owed by the Agricultural Partnerships is currently in excess of the value of its assets.

      The Big 4 Ranch is farmed by Big 4 Ranch Farming, LLC (“Farming”), which is owned 80% by Citadel and 20% by Cecelia. Farming is reimbursed for all of its out-of-pocket costs by the Agricultural Partnerships, plus a fee equal to 5% of the gross revenues of the Agricultural Partnerships, after deducting the expenses of picking, packing and hauling. Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Farming is reimbursed for this expense from the Agricultural Partnerships. Cecelia also packs fruit for the Agricultural Partnerships, and was paid $72,000 per annum for 1999, 2000 and 2001, respectively. The Craig Group of Companies provide various administrative services for the Agricultural Partnerships and BRI, for which they receive no compensation.

      Due to a variety of factors, principally bad weather and market conditions, the Agricultural Partnerships have lost in excess of 100% of their equity, and are being funded by loans from Reading and Visalia. At the present time, it is the intent of Reading and Visalia that the Agricultural Partnerships limit their activities to those that can be covered by the cash flow from their operations. To date, Citadel and Visalia have lent $4,840,000 and $820,000 respectively to the Agricultural Partnerships, and, in addition, have guaranteed (on an 80/20 basis) certain equipment leases entered into by the Agricultural Partnerships. Since December 1998, when the Agricultural Partnerships crop was wiped out by a freeze, Citadel and Visalia have been funding the Agricultural Partnerships on an 80/20 basis. BRI, which has essentially no assets other than its original interest in the Agricultural Partnerships, has not had the capital resources to contribute to the ongoing funding of the Agricultural Partnerships.

      Reading currently carries the value of its investment in the Agricultural Partnerships as $0. The Agricultural Partnerships are currently attempting to market the Big 4 Ranch. However, no assurances can be given that such marketing efforts will be successful, or that any net proceeds would be sufficient to provide Reading any return.

Certain Family Relationships

      Mr. Cotter, the principal stockholder of Reading, has advised the Board of Directors that he considers his holdings in Reading to be long-term investments to be passed to his heirs. The Directors of Reading believe that it is in the best interests of these companies, and their respective stockholders, for heirs to become experienced in the operations and affairs of the Company. Accordingly, all of Mr. Cotter’s children are currently involved with the Company. Mr. James J. Cotter, Jr. was elected for the RII Board of Directors on March 21, 2001. Ms. Margaret Cotter is a member of the Board of Directors of CRG and BRI. Ms. M. Cotter has also served as an officer of Cecelia and Union Square Management, Inc., and is the owner and President of OBI LLC (“OBI Management”), a company that provides management services to Liberty Theaters. Ms. Ellen Cotter is the Vice President — Business Affairs of RII. Mr. James J. Cotter, Jr., Ms. Ellen Cotter and Ms. Margaret Cotter have direct or indirect ownership interest in Visalia and Hecco Ventures, a California partnership, and major RII stockholder. Mr. Cotter is a general partner and Mr. James J. Cotter, Jr., Ms. Ellen Cotter and Ms. Margaret Cotter are the limited partners of the limited partnership which is the general partner of Hecco Ventures. Mr. James J. Cotter, Jr. is a former director of Gish Biomedical Inc., a company that is owned approximately 16.3% by Reading. Ms. M. Cotter has an undergraduate degree from Georgetown and a juris doctorate from Georgetown Law School. She then spent four years as an assistant district attorney and felony trial prosecutor in New York prior to joining the Company. Ms. E. Cotter is a graduate of Smith College and holds a juris doctorate from the Georgetown Law School. She was in private practice with the law firm of White & Case as a corporate attorney for four years prior to joining the Company. Mr. J. Cotter Jr. is a graduate of the Brown University, and obtained his law and tax degrees from the New York University. Mr. Cotter is currently in the private practice of law with the firm of Winston & Strawn, in Manhattan.

Certain Miscellaneous Transactions:

      Reading has loaned to Mr. Smerling $105,000 pursuant to a demand loan. In January 2002, Mr. Smerling has repaid $35,000 of this loan.

PART IV

Item 14 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements

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

      (c) Exhibits (Items denoted by * represent management or compensatory contract)

Exhibit
Index	Description

3.1	Certificate of Amendment of Restatement Articles of Incorporation of Citadel Holding Corporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).
3.2	Restated By-laws of Citadel Holding Corporation, a Nevada corporation (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).
3.3	Certificate of Amendment of Articles of Incorporation of Citadel Holding Corporation (filed herewith).
3.4	Articles of Merger of Craig Merger Sub, Inc. with and into Craig Corporation (filed herewith).
3.5	Articles of Merger of Reading Merger Sub, Inc. with and into Reading Entertainment, Inc. (filed herewith).
10.1	Tax Disaffiliation Agreement, dated as of August 4, 1994, by and between Citadel Holding Corporation and Fidelity Federal Bank (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
10.2	Standard Office lease, dated as of July 15, 1994, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)
10.3	First Amendment to Standard Office Lease, dated May 15, 1995, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

Exhibit
Index	Description

10.4	Guaranty of Payment dated May 15, 1995 by Citadel Holding Corporation in favor of Fidelity Federal Bank (filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)
10.5	Exchange Agreement dated September 4, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc. Craig Corporation, Craig Management, Inc., Reading Entertainment, Inc., Reading Company (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)
10.6	Asset Put and Registration Rights Agreement dated October 15, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc., Reading Entertainment, Inc., and Craig Corporation (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)
10.7	Articles of Incorporation of Reading Entertainment, Inc., A Nevada Corporation (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).
10.7a	Certificate of Designation of the Series A Voting Cumulative Convertible preferred stock of Reading Entertainment, Inc. (filed as Exhibit 10.7a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).
10.8	Lease between Citadel Realty, Inc., Lessor and Disney Enterprises, Inc., Lessee dated October 1, 1996 (filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)
10.9	Second Amendment to Standard Office Lease between Citadel Realty, Inc. and Fidelity Federal Bank dated October 1, 1996 (filed as Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)
10.10	Citadel 1996 Nonemployee Director Stock Option Plan (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)
10.11	Reading Entertainment, Inc., Annual Report on Form 10-K for the year ended December 31, 1997 (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.12	Stock Purchase Agreement dated as of April 11, 1997 by and between Citadel Holding Corporation and Craig Corporation (filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)
10.13	Secured Promissory Note dated as of April 11, 1997 issued by Craig Corporation to Citadel Holding Corporation in the principal amount of $1,998,000 (filed as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)
10.14	Agreement for Purchase and Sale of Real Property between Prudential Insurance Company of America and Big 4 Farming LLC dated August 29, 1997 (filed as Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)
10.15	Second Amendment to Agreement of Purchase and Sale between Prudential Insurance Company of America and Big 4 Farming LLC dated November 5, 1997 (filed as Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)
10.16	Partnership Agreement of Citadel Agricultural Partners No. 1 dated December 19, 1997 (filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.17	Partnership Agreement of Citadel Agricultural Partners No. 2 dated December 19, 1997 (filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.18	Partnership Agreement of Citadel Agricultural Partners No. 3 dated December 19, 1997 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

Exhibit
Index	Description

10.19	Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 1 and Big 4 Farming LLC (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.20	Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 2 and Big 4 Farming LLC (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.21	Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 3 and Big 4 Farming LLC (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.22	Line of Credit Agreement dated December 29, 1997 between Citadel Holding Corporation and Big 4 Ranch, Inc. (filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.23	Management Services Agreement dated December 26, 1997 between Big 4 Farming LLC and Cecelia Packing (filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.24	Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 1 (filed as Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.25	Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 2 (filed as Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.26	Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 3 (filed as Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.27	Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 1 (filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.28	Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 2 (filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.29	Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 3 (filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.30	Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 1 (filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.31	Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 2 (filed as Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.32	Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 3 (filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.33	Administrative Services Agreement between Citadel Holding Corporation and Big 4 Ranch, Inc. dated December 29, 1997 (filed as Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.34	Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (filed as Exhibit as 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.35	Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 (filed by Reading Entertainment Inc. as Form 10-K for the year ended December 31, 1999 on April 14, 2000 and incorporated herein by reference).

Exhibit
Index	Description

10.36	Promissory note dated December 20, 1999 between Citadel Holding Corporation and Nationwide Life Insurance 3 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.37*	Employment Agreement between Citadel Holding Corporation and Andrzej Matyczynski (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.38	Citadel 1999 Employee Stock Option Plan (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.39	Amendment and Plan of Merger By and Among Citadel Holding Corporation and Off-Broadway Theatres, Inc. (filed as Exhibit A to the Company’s Proxy Statement and incorporated herein by reference).
21	Subsidiaries of the Company (filed herewith)
23	Consent of Independent Auditors (filed herewith)

*	These exhibits constitute the executive compensation plans and arrangements of the Company.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITADEL HOLDING CORPORATION
(Registrant)

By:	/s/ ANDRZEJ MATYCZYNSKI

Andrzej Matyczynski
Chief Financial Officer and Treasurer

Date: March 29, 2002

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JAMES J. COTTER James J. Cotter	Chairman of the Board and Director and Chief Executive Officer	March 29, 2002

/s/ S. CRAIG TOMPKINS S. Craig Tompkins	Vice Chairman and Director	March 29, 2002

/s/ ERIC BARR Eric Barr	Director	March 29, 2002

/s/ JAMES J. COTTER, JR. James J. Cotter, Jr.	Director	March 29, 2002

/s/ WILLIAM C. SOADY William C. Soady	Director	March 29, 2002

/s/ ALFRED VILLASEÑOR JR. Alfred Villaseñor, Jr.	Director	March 29, 2002

/s/ ROBERT M. LOEFFLER Robert M. Loeffler	Director	March 29, 2002