Form 10-Q
period 2002-03-31
READING INTERNATIONAL INC
filed 2002-05-15
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-8625

READING INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	95-3885184 (IRS Employer Identification No.)

550 South Hope Street Suite 1825, Los Angeles CA (Address of principal executive offices)	90071 (Zip Code)

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

Yes             No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 8, 2002, there were 20,484,839 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,336,337 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — Financial Information

Item 1 — Financial Statements

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$17,164	$20,876
Receivables	4,553	3,662
Inventory	332	333
Investment in Gish Biomedical, Inc.	298	496
Restricted cash	356	493
Prepaid and other current assets	3,848	2,552
Property held for sale	3,018	3,018
Deferred tax assets, net	1,300	1,220

Total current assets	30,869	32,650
Rental property, net	8,829	8,959
Property and equipment, net	76,620	74,878
Property held for development	34,021	28,145
Investment in affiliates	907	891
Capitalized leasing costs, net	644	678
Goodwill	5,011	5,029
Intangible assets, net	15,332	15,631
Other noncurrent assets	3,700	3,734

Total assets	$175,933	$170,595

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2002	2001

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$12,810	$12,395
Film rent payable	2,908	3,259
Accrued income taxes	7,114	6,920
Deferred theater revenue	963	1,131
Notes payable — current portion	4,943	4,892
Other current liabilities	333	487

Total current liabilities	29,071	29,084
Notes payable — long-term portion	40,527	37,490
Deferred real estate revenue	233	217
Other noncurrent liabilities	8,128	7,908
Minority interest in consolidated affiliates	4,889	4,771

Total liabilities	82,848	79,470

Commitments and contingencies
Stockholders’ Equity
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 33,858,498 issued and 20,484,993 shares outstanding	205	205
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized, 1,989,585 issued and 1,336,331 shares outstanding	13	13
Additional paid-in capital	123,517	123,517
Accumulated deficit	(33,415)	(32,558)
Accumulated other comprehensive income (loss)	2,765	(52)

Total stockholders’ equity	93,085	91,125

Total liabilities and stockholders’ equity	$175,933	$170,595

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2002	2001

Revenue
Theater	$15,050	$3,926
Real estate	1,311	676
Other	55	35

	16,416	4,637

Operating expense
Theater	11,737	2,717
Real estate	848	256
Depreciation and amortization	1,482	484
General and administrative	3,260	1,951

	17,327	5,408

Operating loss	(911)	(771)
Non-operating expense (income)
Interest income	(134)	(139)
Interest income from shareholder	—	(66)
Interest expense	618	222
Dividends on Reading Entertainment, Inc. preferred stock	—	(114)
Other (income) expense	(738)	142

Loss before income taxes and minority interest	(657)	(816)
Income tax (benefit) expense	(135)	49

Loss before minority interest and operating loss from asset held for sale	(522)	(865)
Operating loss from asset held for sale	210	—
Minority interest	125	7

Net loss	$(857)	$(872)

Basic loss per share	$(0.04)	$(0.09)
Weighted average number of shares outstanding	21,821,324	9,947,964
Diluted loss per share	$(0.04)	$(0.09)
Diluted weighted average number of shares outstanding	21,821,324	9,947,964

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,

	2002	2001

Operating Activities
Net loss	$(857)	$(872)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in the earnings of AFC LLC	—	(76)
Equity in the earnings of New Zealand Joint Venture	(38)	—
Depreciation and amortization	1,482	484
Other, net	(52)	17
Minority interest	125	7
Changes in operating assets and liabilities:
Increase in receivables	(659)	(664)
(Increase) decrease in other assets	(886)	734
Increase in liabilities	506	127

Net cash used in operating activities	(379)	(243)

Investing activities
Purchase of Union Square building	—	(7,751)
Purchase of domestic cinema properties	—	(1,706)
Increase in property development	(3,814)	—
Purchase of equipment	(1,218)	(119)
(Earnings) loss from agricultural activities	(714)	218
Decrease in restricted cash	153	—
Distribution from the joint venture	100	—
Receipt of loan payments from the joint venture	57	—

Net cash used in investing activities	(5,436)	(9,358)

Financing activities
Proceeds from borrowings	1,928	1,706
Repayment of long-term borrowings	(108)	(37)

Net cash provided by financing activities	1,820	1,669

Effect of exchange rate changes on cash and cash equivalents	283	—
Decrease in cash and cash equivalents	(3,712)	(7,932)
Cash and cash equivalents at beginning of period	20,876	16,010

Cash and cash equivalents at end of period	$17,164	$8,078

Supplemental Disclosures
Interest paid	$284	$315
Income taxes paid	$—	$117

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002

Note 1 — Basis of Presentation and Significant Accounting Policies

     Reading International, Inc. (“RII” and collectively with its predecessors and consolidated affiliates “Reading” or the “Company”) is the result of the merger on December 31, 2001, of Reading Entertainment, Inc. (“RDGE” and collectively with its consolidated subsidiaries, “Old Reading”), and Craig Corporation (“CRG” and collectively with its wholly owned subsidiaries, “Craig”) with wholly owned subsidiaries of Citadel Holding Corporation and the simultaneous amendment of the Articles of Incorporation of Citadel Holding Corporation to change its name to Reading International, Inc. (the “Consolidation”). As a result, following the Consolidation RII held a 50% combined controlling interest in the Angelika Film Centers LLC (“AFC”) and began consolidating the accounts of AFC as of December 31, 2001. The Company, as it existed prior to the Consolidation, is referred to in these footnotes as “Citadel” and Citadel Holding Corporation, as it existed prior to the Consolidation and its name change, is referred to in the footnotes as “CDL”. Reading International, Inc., the surviving entity following the Consolidation, is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc., Craig Corporation, and Citadel Holding Corporation.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the entire year.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required to be in conformity with generally accepted accounting principles in the United States of America. The financial information provided herein, including the information under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001 and for the year then ended. Certain amounts in previously issued financial statements have been reclassified to conform to the 2002 financial statement presentation.

Foreign Currency Exchange

     The carrying value of the Reading’s Australia and New Zealand assets will fluctuate due to changes in the exchange rate between the U.S. dollar and Australian dollar ($0.5333 and $0.5117, were the respective exchange rates of U.S. dollars per Australian dollar at March 31, 2002 and December 31, 2001) and the U.S. dollar and New Zealand dollar ($0.4405 and $0.4161, were the respective exchange rates of U.S. dollars per New Zealand dollar at March 31, 2002 and December 31, 2001).

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002

Basic and Diluted Earnings per Share

     Basic earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Options to purchase 445,250 and 1,231,470 shares of Class A Nonvoting common stock and Class B Voting common stock, respectively, were outstanding at March 31, 2002 at a weighted average exercise prices of $5.42 and $7.61 per share, respectively. Options to purchase an average of 165,000 shares of Class A and Class B common stock were outstanding during the three months ended March 31, 2001.

     For the three months ended March 31, 2002 and 2001, the Company recorded a net loss and therefore, the effect of these stock options would have been anti-dilutive. Accordingly, the diluted earnings per share for the three months ended March 31, 2002 and 2001 were calculated using the weighted average number of shares outstanding during the respective periods.

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). They also issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), in August 2001.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company no longer amortizes goodwill but continues to amortize other intangible assets with finite lives. In addition, all goodwill and intangible assets will be subject to periodic testing for impairment.

     SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and applies to all long-lived assets, including discontinued operations. SFAS 144 establishes a single accounting model for the impairment of disposal of long-lived assets, including discontinued operations. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We have adopted SFAS No. 141, SFAS No. 142 and SFAS 144 effective January 1, 2002.

Note 2 — Certain Pro Forma Information Regarding the Consolidation

     Citadel, Craig and Old Reading consolidated under Reading International, Inc. as of December 31, 2001. On the Consolidation, each holder of RDGE common stock received 1.25 shares of RII Class A Nonvoting common stock for each share of RDGE common stock and each holder of CRG common stock and CRG common preference received 1.17 shares of RII Class A Nonvoting common stock for each share of the CRG common and CRG common preference stock. Holders of CDL common stock hold the same shares after the Consolidation as they did prior to the Consolidation since Citadel, though

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002

renamed Reading International, Inc., was the survivor in the transaction. (The Consolidation is discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2001).

     The operations of Craig and Old Reading are included in the Company’s accounts from December 31, 2001, the effective date of the Consolidation. The pro forma information presented below is not necessarily indicative of what the actual financial results would have been, had the Consolidation taken place on January 1, 2001. Unaudited pro forma operating results and the financial position for the three months ended March 31, 2001 and at March 31, 2001 for the consolidated company, assuming that the Consolidation had occurred on January 1, 2001, are set forth below (dollars in thousands, except for per share amounts).

For the Three Months Ended March 31, 2001		At March 31, 2001

Revenue	$14,149	Assets:
Theater expense	9,715	Current assets	$23,553
Real estate expense	307	Noncurrent assets	115,719
Depreciation & amortization	1,182	Intangible assets	22,394
General & administrative	3,714
		Total assets	161,666

Operating loss	$(769)	Liabilities & Equity:
Interest expense, net	180	Current liabilities	22,702
Non-operating expense	139	Noncurrent liabilities	44,582
Income tax	276
Operating loss from asset held for sale	689	Total liabilities	67,284
Minority interest	223	Minority interest	5,409
		Stockholders' equity:	88,973
Net loss	$(2,276)
		Total liab & equity	$161,666
Basic loss per share	$(0.10)

     All significant intercompany transactions and balances between Craig, Old Reading and Citadel, including management fees, equity in earnings of affiliates, intercompany interest and dividend, and intercompany notes payable, have been eliminated. In addition, an estimated $1,000,000 of annual savings (or $250,000 per quarter) in general and administrative expense relating to savings in proxy, shareholders, and SEC filing requirements of the Consolidated Company is reflected in the pro forma presented above. CineVista’s operating loss of approximately $689,000 for the three months ended March 31, 2001 is presented as operating loss from asset held for sale (Note 4).

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002

Note 3 — Rental Property and Property and Equipment

     The table below sets forth the Company’s investment in rental property and property and equipment as of the dates indicated (dollars in thousands).

	March 31,	December 31,
	2002	2001

Rental Property
Land	$2,951	$2,951
Building and improvements	7,513	7,512

	10,464	10,463
Less accumulated depreciation	(1,635)	(1,504)

Rental property, net	$8,829	$8,959

	March 31,	December 31,
	2002	2001

Property and equipment
Land	$18,123	$17,757
Building	30,813	29,617
Leasehold interest	3,463	2,942
Construction-in-progress	815	1,137
Fixtures and equipment	25,146	24,164

	78,360	75,617
Less accumulated depreciation	(1,740)	(739)

Property and equipment, net	$76,620	$74,878

Note 4 — Property Held for Sale

     Subsequent to the Company’s acquisition of the CineVista circuit as part of the Consolidation, the Company is continuing to discuss with a variety of interested parties with respect to the disposition of its assets and operations in Puerto Rico. As a consequence of write-downs taken in 1999, the CineVista circuit is currently carried on the books of the Company at $3,018,000 and CineVista’s operating loss of $210,000 for the period ended March 31, 2002 is included in the Company’s Condensed Consolidated Statements of Operations as “Operating loss from asset held for sale”. No assurances can be given that these discussions will mature into a sales transaction.

Note 5 — Goodwill and Intangible Assets

     Reading’s goodwill of $5,011,000 consists of (1) $4,817,000 of goodwill arising from the Liberty Theaters acquisition and (2) $194,000 from the acquisition of a cinema in Australia.

     Reading’s intangible assets, net of amortization, of $15,332,000 consist of (1) $10,290,000 in beneficial lease arising from consolidating the accounts of AFC, (2) $4,647,000 of option payment made on the City Cinemas properties, and (1) $395,000 of capitalized acquisition costs relating to the Liberty

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002

Theaters and the City Cinemas chain. Reading amortizes its option fees and acquisition costs over 10 years and its beneficial lease over 20 years. At March 31, 2002 and at December 31, 2001, the accumulated amortization on the Company’s intangible assets was approximately $570,300 and $215,300, respectively.

     The reconciliation of reported net loss and loss per share to adjusted net loss and loss per share for the three months ended March 31, 2002 and 2001 is as follows (dollars in thousands, except for per share data):

	For the Three Months Ended
	March 31,

	2002	2001

Reported net loss	$(857)	$(872)
Add: amortization of goodwill	—	78

Adjusted net loss	$(857)	$(794)

Basic and diluted loss per share	$(0.04)	$(0.09)
Add: amortization of goodwill	—	0.01

Adjusted net loss per share	$(0.04)	$(0.08)

     The goodwill amortization expense for the three months ended March 31, 2001 was recorded as operating expense of the cinema/live theater segment and as of January 1, 2002, the Company stopped amortizing its goodwill in accordance with SFAS 142. The Company’s intangible assets were determined to have finite useful lives and as a result, the Company amortizes its options fees and acquisition costs over 10 years and its beneficial lease over 20 years.

Note 6 — Income Tax

     The income tax benefit for the three months ended March 31, 2002 amounted to a net $135,000, representing a federal tax refund of $322,000 and a foreign withholding tax provision of $187,000 related to accrued interest from loans to foreign subsidiaries.

Note 7 — Minority Interest

     The minority interest is principally derived from the Company’s holdings in AFC. The Company owns, in aggregate, 50% of the membership interest in AFC, with a subsidiary of National Auto Credit, Inc. (“NAC”) holding the other 50% membership interest. The minority interest in the Australian cinemas represents a 25% minority interest ownership in Australian County Cinemas and a 33.3% interest in the Elsternwick joint venture. The minority interest in Big 4 Farming represents the 20% minority membership interest by Cecelia. The components of minority interest are as follows (dollars in thousands):

	March 31,	December 31,
	2002	2001

AFC LLC	$4,354	$4,262
Australian cinemas	481	440
Big 4 Farming LLC	54	69

Minority interest in consolidated affiliates	$4,889	$4,771

	For the Three Months Ended
	March 31,

	2002	2001

AFC LLC	$92	$—
Australian cinemas	22	—
Big 4 Farming LLC	11	7

Minority interest	$125	$7

Note 8 — Business Segments

     The table below sets forth certain information concerning the Company’s theater and rental real estate operations for the three months ended March 31, 2002 and 2001 (dollars in thousands).

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002

	Cinema/Live	Rental
2002	Theater	Real Estate	Corporate	Consolidated

Revenue	$15,050	$1,311	$55	$16,416
Earnings (loss) before tax and minority interest	1,446	5	(2,108)	(657)
2001
Revenue	$3,926	$676	$35	$4,637
Earnings (loss) before tax and minority interest	322	420	(1,558)	(816)

     The cinema/live theater results shown above include revenue and operating expense directly linked to Reading’s cinema and theater assets. The rental real estate results include rental income from properties owned by Reading offset by operating expense, including mortgage payments and interest. Corporate results include interest income earned with respect to the Company’s cash balances, and other income (expense).

Note 9 — Comprehensive Income (Loss)

     Generally accepted accounting principles require Reading to classify unrealized gains and/or losses on available-for-sale (“AFS”) securities and the effect of the foreign currency translation adjustments as comprehensive income. The following table sets forth Reading’s comprehensive income for the periods indicated (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(857)	$(872)
Unrealized (loss) gain on AFS	(117)	227
Foreign currency translation	2,934	—

Comprehensive income (loss)	$1,960	$(645)

Note 10 — Other Expense (Income)

     Other expense (income) is comprised of the following (dollars in thousands):

	Three Months Ended
	March 31,

	2002	2001

Equity in earnings of AFC LLC	$—	$(76)
(Earnings) loss from agricultural activities	(714)	218
Equity in earnings of the New Zealand Joint Venture	(38)	—
Miscellaneous	14	—

	$(738)	$(142)

Note 11 — Subsequent Event

     On May 7, 2002, the Company entered into a long-term operating lease (subject to approval by the Board of Directors) for an 8-screen cinema to be built in Christchurch, New Zealand. The planned fit-out is scheduled for completion in May 2003.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Reading International, Inc. (“RII”), the surviving entity following the consolidation of Reading Entertainment, Inc. (“Old Reading”), Craig Corporation (“Craig”) and Citadel Holding Corporation (“Citadel”) on December 31, 2001, is now the owner of the consolidated businesses and assets of Old Reading, Craig, and Citadel. These businesses consist primarily of:

•	The development, ownership and operation of cinemas in the United States, Australia, New Zealand, and Puerto Rico;

•	The development, ownership and operation of cinema based entertainment centers in Australia and New Zealand,

•	The ownership and operation of “Off Broadway” style live theaters in the United States; and

•	As a business ancillary to its ownership and operation of cinemas, entertainment centers and live theaters — the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States.

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

     As further described in our Annual Report on Form 10-K which contains the audited financial statements and notes thereto, for the year end December 31, 2001, we completed a series of transactions in 2001 that caused reported results for the three months period ended March 31, 2002 (“2002 Quarter”) and three month periods ended March 31, 2001 (“2001 Quarter”) to lack comparability. To recap:

•	On March 21, 2002, we opened a 10-screen cinema and associated retail areas in Wellington, New Zealand, as part of an entertainment center that we developed.

•	On December 31, 2001, Citadel Holding Corporation merged with Reading Entertainment, Inc.,(“Old Reading”) and Craig Corporation (“Craig”) and then changed its name to Reading International, Inc. (“RII”) (“Consolidation”). As a result of the Consolidation, RII holds an aggregate 50% interest in the Angelika Film Centers LLC (“AFC”) and consolidates the accounts of AFC as of that date. The operating results of AFC are included in the 2002 Quarter.

•	Also due to the Consolidation, the operating results of Old Reading and Craig are included in the 2002 Quarter results.

•	On August 3, 2001, we opened an 8-screen cinema in Dallas that we had fitted out.

•	On March 8, 2001, we acquired four domestic cinemas from Old Reading. Accordingly, the 2001 Quarter results include only three weeks of operations from these four cinemas.

•	On February 13, 2001, we acquired the fee interest in the Union Square building. Accordingly, the 2001 Quarter results include only 6 weeks of rental income from the Union Square building.

     The unaudited pro forma operating results for the three months ended March 31, 2001 for the Consolidated Company, assuming that the Consolidation had occurred on January 1, 2001, are presented in Note 2 to the Condensed Consolidated Financial statements.

Results of Operations

     The tables below summarize the results of operations for each of our principal business segments for the 2002 Quarter and the 2001 Quarter (dollars in thousands). Expenses include costs associated with the day-to-day management of the theaters and rental property, depreciation and amortization as well as general and administrative expenses.

	Cinema/
2002 Quarter	LiveTheaters	Real Estate	Corporate	Total

Revenue	$15,050	$1,311	$55	$16,416
Expenses	13,814	1,306	2,207	17,327

Operating income (loss)	1,236	5	(2,152)	(911)
Other expense	—	—	81	81

Income (loss) before tax	1,236	5	(2,233)	(992)
Income tax benefit	—	—	(135)	(135)

Net income (loss)	$1,236	$5	$(2,098)	$(857)

	Cinema/ Live
2001 Quarter	Theaters	Real Estate	Corporate	Total

Revenue	$3,926	$676	$35	$4,637
Expenses	3,604	256	1,548	5,408

Operating income (loss)	322	420	(1,513)	(771)
Other expense	—	—	52	52

Income (loss) before tax	322	420	(1,565)	(823)
Income tax expense	49	—	—	49

Net income (loss)	$273	$420	$(1,565)	$(872)

Cinema and Live Theaters

     The $963,000 increase in the 2002 Quarter theater net income from the 2001 Quarter period reflects increase of our theater revenue base from eight cinemas with 44 screens and four live theaters to twenty-eight cinemas with 169 screens and four live theaters (operating results of CineVista’s seven cinemas with 52 screens are not included in these numbers and are presented as part of “Other expense”, as the circuit is held for sale). Despite the overall increase in theater net income from prior year, our domestic cinemas have experienced a decline in per-screen cinema attendance during the 2002 Quarter as compared with the 2001 Quarter. For the cinemas located in Manhattan — New York City, this decline in attendance and revenue is primarily due to increased competition from new, state-of-the-art cinemas that opened in competing locations. This decline was partly offset by an increase of theater income in Australia and New Zealand attributable to the addition of three cinemas in May and June 2001 and in March 2002. As in the United States, our Australian and New Zealand cinema operations suffered due to the absence of a blockbuster film. The Wellington cinema complex which opened on March 21, 2002 reported strong operating results in its opening week and we anticipate that the addition of the Wellington cinema will have a positive effect on our cinema income in the upcoming months.

     Although the Royal George Theatre’s main stage went dark in early March and its Cabaret stage was dark during all of the 2002 Quarter, our live theaters’ operating income was comparable to that of the 2001 quarter as the decrease in theater revenue was mostly offset by a corresponding decrease in operating expenses and by an increase in ancillary rental income. We are currently negotiating for productions to fill our dark stages.

Real Estate

     For the 2001 Quarter, our domestic real estate earnings consisted of rental income from (1) one rental property, an office building located in Glendale, California, (2) the retail tenants of Village East cinema, and (3) the Royal George leasing out its excess office space. The 2002 Quarter real estate earnings includes, in addition to those discussed above, the operating results of our real estate holdings which were acquired through the Consolidation.

     Our rental real estate holdings in Australia and New Zealand are mostly comprised of three entertainment centers that we constructed on land we own. The first entertainment center in Perth, Australia was opened in December 1999, the second entertainment center opened in Auburn, Australia, in September 2000, and the third entertainment center in Wellington, New Zealand, opened in March 2002. The leasing of the ancillary retail space at our Perth and Auburn entertainment centers has proven more difficult than originally anticipated and at the present time, we have leased approximately 56% of the total available retail space as of March 31, 2002. The rental space in the Wellington Center is approximately 71% leased. In addition to the entertainment centers, we hold certain domestic railroad-related properties that we are endeavoring to sell, a fifty acre property assemblage located in the greater Melbourne, Australia area, and several other properties that are held for future development.

     The $415,000 decrease in the 2002 Quarter real estate net income is primarily due to our real estate holdings in Australia and New Zealand which have been added into the real estate segment in the 2002 Quarter. They have not yet developed to their full income potential and are currently operating at a loss. The 2001 Quarter only included fully developed properties as discussed above.

Corporate

     Our corporate revenue is entirely comprised of fees earned for our agricultural activities. Corporate other income is comprised of interest income/expense, dividend income, gain/loss on sale of assets, and equity income (loss).

     Corporate expenses include general and administrative expenses that are not directly attributable to other operating segments. Beneficial lease payments made to Sutton Hill under the City Cinemas agreement of $817,780 in the 2002 Quarter are recorded as general and administrative expense of the Theater segment. The increase in corporate expenses is primarily due to increased general and administrative expense reflecting the Consolidation.

     The movement in corporate other expense from $52,000 to $81,000 is primarily due to $932,000 decrease in equity loss and loan reserve relating to our agricultural activities partially offset by (1) $396,000 increase in interest expense, (2) $210,000 of operating loss from the CineVista circuit, (3) $113,750 decrease in dividend income due to the Consolidation, (4) $118,000 increase in minority interest, and (4) decrease in equity investment earnings due to the Consolidation.

Business Plan, Capital Resources and Liquidity

Business Plan

     Our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. We intend to focus on acquisitions and development activities in Australia and New Zealand as we believe that there are currently better opportunities in these markets than domestically and that the currencies of Australia and New Zealand are attractively priced. We intend to dispose of our interest in Puerto Rico, all of our agricultural interests and assets, and our investment in Gish securities. From time to time we may dispose of, or put to alternative use, our interest in various operating assets, in order to realize the real estate values of such assets.

Liquidity and Capital Resources

     Our ability to generate sufficient cash flows from operating activities in order to meet our obligations and commitments drives our liquidity position. This is further affected by our ability to obtain adequate, reasonable financing and/or to convert non-performing or non-strategic assets into cash. We cannot separate liquidity from capital resources that are made up of potentially available funds for use in achieving our long-term goals and to meet our debt servicing requirements.

     Currently, our liquidity needs arise mainly from:

•	Working capital requirements;

•	Capital expenditures; and

•	Debt servicing requirements.

Operating Activities

     Cash used in operations was $379,000 in the 2002 Quarter compared with cash used in operations of $243,000 in the 2001 Quarter. The change of $136,000 is primarily due to increase in other current assets.

Investing Activities

     Cash used in investing activities during the 2002 Quarter was $5,436,000 compared to $9,358,000 during the 2001 Quarter. The change of $3,922,000 is primarily due to $4,544,000 fewer capital assets purchased in the 2002 Quarter. Major investing activities in the 2001 Quarter included the purchase of the Union Square building and four domestic cinemas.

Financing Activities

     Cash provided by financing activities was $1,820,000 in the 2002 Quarter compared to $1,669,000 in the 2001 Quarter. The increase of $151,000 is primarily due to increased bank borrowings in Australia and New Zealand.

Summary

     Our cash position at March 31, 2002 was $17,164,000. During 2001 and the first quarter of 2002, we put in place several measures that are expected to have a positive effect on our overall liquidity, namely:

•	On November 8, 2001, we negotiated with the lender to extend our AUS$30,000,000 (US$15,999,000) line-of-credit to March 31, 2003.

•	On July 18, 2001, we entered into an agreement to borrow an additional NZ$4,135,000 (US$1,821,470) which was used to fit-out the cinema constructed as a part of the Wellington entertainment center.

•	We entered into a line-of-credit agreement with a banking institution which provides us with $1,500,000 of short-term liquidity that may be used to fund working capital obligations and/or further acquisition efforts. At March 31, 2002, no amounts had been drawn against this line-of-credit which expires in September 2002.

•	We are in on-going discussions with several other financial institutions to replace with an extended line-of-credit (in excess of 12 months), the previously in-place $6,000,000, 12-month facility. No assurances can be given that we will be successful in securing this new line.

•	The fit-out of the Angelika Dallas cinema was completed in August 2001 and this cinema is anticipated to be a source of operating income for 2002.

•	The construction of the Wellington entertainment center and the fit-out of the Wellington cinema were completed in March 2002 and these assets are anticipated to be a source of operating income for 2002.

•	During 2002 and onwards, we expect to recognize cost savings due to the synergies generated by the consolidation of Old Reading, Craig and Citadel, which should amount to approximately $1,000,000 annually, based on the pre-consolidated general and administrative expenses of the three companies.

•	In consideration of the surrender of our rights to the Murray Hill property, we have effectively reduced our ongoing annual rental payment obligations under the City Cinemas Operating Lease by $825,000 commencing during 2002. Also our obligation to fund, beginning in 2007, certain loans to Sutton Hill Capital has been reduced by $10,000,000 from $28,000,000 to $18,000,000. Likewise, the exercise price of our option to acquire real property assets underlying the City Cinemas Operating Lease has been reduced by $10,000,000 from $48,000,000 to $38,000,000.

•	We are endeavoring to dispose of our interest in the agricultural assets. No assurances can be given that the agricultural assets will be sold in the near term or that the proceeds will necessarily be in an amount in excess of the indebtedness currently associated with our investment.

     Potential uses for funds during 2002 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	The repayment of the $4,500,000 Sutton Hill Associates note payable in July 2002, although we are in discussions with the Sutton Hill principals to extend this note for a further six months.

•	The payment of tenant improvement incentives to Disney, as the tenant of our Brand building in Glendale, California, amounting to $1,917,000.

•	The development of our Frankston (Australia) and the Christchurch (New Zealand) projects which would require approximately $3,942,000.

•	The payment of tenant improvement incentives to the various tenants at Auburn and Belmont, in Australia approximating $2,300,000.

     Based upon the current levels of the newly consolidated operations, anticipated cost savings and future growth, we believe our cash flow from operations, together with both the existing and the anticipated line-of-credit and other sources of liquidity (including potential asset sales) will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures and other operating needs. There can be no assurance, however, that the business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial and other factors, many of which are beyond our control.

Forward-Looking Statements

     This quarterly report contains forward-looking statements regarding, among other items:

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

Item 3 — Quantitative and Qualitative Disclosure about Market Risk

     The Securities and Exchange Commission requires that registrants include information about potential effects of changes in currency exchange and interest rates in their filings. Several alternatives, all with some limitations, have been offered. The following discussion is based on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates and interest rates. This analysis is constrained by several factors, including the following:

•	It is based on a single point in time; and

•	It does not include the effects of other complex market reactions that would arise from the changes modeled.

     Although the results of such an analysis may be useful as a benchmark, they should not be viewed as forecasts.

     At March 31, 2002, approximately 50% and 12% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including $9,509,000 in cash and cash equivalents that were denominated in Australian and New Zealand dollars. At December 31, 2001, approximately 50% and 10% of our assets were invested in assets denominated in Australian dollars and New Zealand dollars, respectively, including $10,048,000 in cash and cash equivalents that were denominated in Australian and New Zealand dollars. We have secured bank borrowings for developments planned for 2002 and these borrowings are originated in the local currencies. Unless we elect to hedge our foreign currency exchange exposure, we will hold assets that are subject to exchange fluctuations between the U.S. and Australian and New Zealand dollars. We have no plan to hedge such exposure at the present time.

     In the 2002 Quarter, we commenced recognizing unrealized foreign currency translation gain/loss which could materially affect our financial position.

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

     The majority of our Australian and New Zealand bank loans have variable rates and a change of approximately 1% in short-term interest rate would have resulted in approximately $50,000 increase or decrease in our 2002 Quarter interest expense.

PART II — Other Information

Item 1 — Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Form 10-K for the fiscal year ended December 31, 2001.

Item 2 — Change in Securities

Not applicable.

Item 3 — Defaults upon Senior Securities

Not applicable.

Item 4 — Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5 — Other Information

Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: May 15, 2002	By:	/s/ James J. Cotter

James J. Cotter Chief Executive Officer

Date: May 15, 2002	By:	/s/ Andrzej Matyczynski

Andrzej Matyczynski Chief Financial Officer