Form 10-Q
period 2002-06-30
READING INTERNATIONAL INC
filed 2002-08-14
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes  ☑       No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2002, there were 20,484,839 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,336,337 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — Financial Information

Item 1 — Financial Statements

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2002	2001
	(Unaudited)

ASSETS
Cash and cash equivalents	$17,430	$20,876
Restricted cash	375	493
Receivables	3,890	3,662
Inventory	382	333
Investment in Gish Biomedical, Inc.	216	496
Prepaid and other current assets	4,271	2,552
Property held for sale	3,018	3,018
Deferred tax assets, net	1,334	1,220

Total current assets	30,916	32,650
Rental property, net	8,700	8,959
Property and equipment, net	97,710	74,878
Property held for development	19,756	28,145
Investment in affiliates	977	891
Capitalized leasing costs, net	611	678
Goodwill	5,021	5,029
Intangible assets, net	15,010	15,631
Other noncurrent assets	3,565	3,734

Total assets	$182,266	$170,595

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2002	2001
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$11,100	$12,395
Film rent payable	3,475	3,259
Accrued income taxes	7,083	6,920
Deferred theater revenue	624	1,131
Notes payable — current portion	4,778	4,892
Other current liabilities	839	487

Total current liabilities	27,899	29,084
Notes payable — long-term portion	45,844	37,490
Deferred real estate revenue	256	217
Other noncurrent liabilities	7,568	7,908
Minority interest in consolidated affiliates	4,889	4,771

Total liabilities	86,456	79,470

Commitments and contingencies
Stockholders’ Equity
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 33,858,498 issued and 20,484,993 shares outstanding	205	205
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized, 1,989,585 issued and 1,336,331 shares outstanding	13	13
Additional paid-in capital	123,517	123,517
Accumulated deficit	(34,885)	(32,558)
Accumulated other comprehensive income (loss)	6,960	(52)

Total stockholders’ equity	95,810	91,125

Total liabilities and stockholders’ equity	$182,266	$170,595

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue
Theater	$16,291	$5,410	$31,341	$9,336
Real estate	1,636	683	2,947	1,359
Other	31	22	86	57

	17,958	6,115	34,374	10,752

Operating expense
Theater	12,773	4,131	24,510	6,848
Real estate	939	309	1,787	565
Depreciation and amortization	1,963	502	3,445	986
General and administrative	3,344	1,619	6,604	3,570

	19,019	6,561	36,346	11,969

Operating loss	(1,061)	(446)	(1,972)	(1,217)
Non-operating expense (income)
Interest income	(131)	(74)	(265)	(213)
Interest income from shareholders	—	(14)	—	(80)
Interest expense	908	472	1,526	694
Dividends on Reading Entertainment, Inc. Preferred stock	—	(113)	—	(227)
Other income	(346)	(437)	(1,084)	(295)

Loss before income tax and minority interest	(1,492)	(280)	(2,149)	(1,096)
Income tax expense	198	146	63	195

Loss before minority interest and operating loss from asset held for sale	(1,690)	(426)	(2,212)	(1,291)
Operating income from asset held for sale	(228)	—	(18)	—
Minority interest	(20)	3	105	10

Net loss	$(1,442)	$(429)	$(2,299)	$(1,301)

Basic loss per share	$(0.07)	$(0.04)	$(0.11)	$(0.13)
Weighted average number of shares outstanding	21,821,324	9,947,964	21,821,324	9,947,964
Diluted loss per share	$(0.07)	$(0.04)	$(0.11)	$(0.13)
Diluted weighted average number of shares outstanding	21,821,324	9,947,964	21,821,324	9,947,964

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,

	2002	2001

Operating Activities
Net loss	$(2,299)	$(1,301)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in the earnings of AFC LLC	—	(61)
Equity in the earnings of New Zealand Joint Venture	(94)	—
Depreciation and amortization	3,445	986
Other, net	(19)	(25)
Minority interest	105	10
Changes in operating assets and liabilities:
Decrease (increase) in receivables	161	(1,321)
(Increase) decrease in other assets	(1,191)	345
(Decrease) increase in liabilities	(2,054)	124

Net cash used in operating activities	(1,946)	(1,243)

Investing activities
Purchase of Union Square building	—	(7,751)
Purchase of domestic cinema properties	—	(1,706)
Increase in property development	(5,443)	—
Purchase of equipment and fixtures	(1,726)	(376)
Distribution to minority interest shareholders	(28)	—
Decrease in restricted cash	158	—
Distribution (to) from joint ventures	(205)	179
Receipt of loan repayments from joint venture partners	97	—

Net cash used in investing activities	(7,147)	(9,654)

Financing activities
Proceeds from borrowings	5,019	1,706
Repayment of long-term borrowings	(265)	(74)

Net cash provided by financing activities	4,754	1,632

Effect of exchange rate changes on cash and cash equivalents	893	—
Decrease in cash and cash equivalents	(3,446)	(9,265)
Cash and cash equivalents at beginning of period	20,876	16,010

Cash and cash equivalents at end of period	$17,430	$6,745

Supplemental Disclosures
Interest paid	$662	$755
Income taxes paid	$—	$143

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 2002 and December 31, 2001, and the results of its operations and its cash flows for the three and six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the entire year.

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

Foreign Currency Exchange

     The carrying value of the Reading’s Australia and New Zealand assets will fluctuate due to changes in the exchange rate between the U.S. dollar and Australian dollar ($0.5628 and $0.5117, were the respective exchange rates of U.S. dollars per Australian dollar at June 30, 2002 and December 31, 2001) and the U.S. dollar and New Zealand dollar ($0.4860 and $0.4161, were the respective exchange rates of U.S. dollars per New Zealand dollar at June 30, 2002 and December 31, 2001).

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002

Basic and Diluted Earnings per Share

     Basic earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Options to purchase 432,750 and 1,556,470 shares of Class A Nonvoting common stock and Class B Voting common stock, respectively, were outstanding at June 30, 2002 at a weighted average exercise prices of $5.17 and $7.51 per share, respectively. Options to purchase an average of 165,000 shares of Class A and Class B common stock were outstanding during the three and six months ended June 30, 2001.

     For the three and six months ended June 30, 2002 and 2001, the Company recorded a net loss and therefore, the effect of these stock options would have been anti-dilutive. Accordingly, the diluted earnings per share for the three and six months ended June 30, 2002 and 2001 were calculated using the weighted average number of shares outstanding during the respective periods.

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The FASB also issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), in August 2001.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company no longer amortizes goodwill but continues to amortize other intangible assets with finite lives. In addition, all goodwill and intangible assets with indefinite lives will be subject to periodic testing for impairment.

     SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and applies to all long-lived assets, including discontinued operations. SFAS 144 establishes a single accounting model for the impairment of disposal of long-lived assets, including discontinued operations. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We have adopted SFAS No. 142 and SFAS 144 effective January 1, 2002. The adoption of SFAS No. 142 and 144 did not have a material impact on our financial position or on our results of operations.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002

Note 2 — Certain Pro Forma Information Regarding the Consolidation

     Citadel, Craig and Old Reading consolidated under Reading International, Inc. as of December 31, 2001. In the Consolidation, each holder of RDGE common stock received 1.25 shares of RII Class A Nonvoting common stock for each share of RDGE common stock and each holder of CRG common stock and CRG common preference received 1.17 shares of RII Class A Nonvoting common stock for each share of the CRG common and CRG common preference stock. Holders of CDL common stock hold the same shares after the Consolidation as they did prior to the Consolidation since Citadel, though renamed Reading International, Inc., was the survivor in the transaction. (The Consolidation is discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2001).

     The operations of Craig and Old Reading are included in the Company’s accounts from December 31, 2001, the effective date of the Consolidation. The pro forma information presented below is not necessarily indicative of what the actual financial results would have been, had the Consolidation taken place on January 1, 2001. Unaudited pro forma operating results for the three and six months ended June 30, 2001 for the consolidated company, assuming that the Consolidation had occurred on January 1, 2001, are set forth below (dollars in thousands, except for per share amounts).

	Three Months Ended	Six Months Ended
2001 Pro Forma Operating Results	June 30, 2001	June 30, 2001

Revenue	$13,108	$27,257
Operating Expense
Theater	9,776	19,491
Real estate	730	1,037
Depreciation and amortization	1,202	2,384
General & administrative	3,138	7,102

Operating loss	(1,738)	(2,757)
Interest expense, net	471	651
Non-operating income, net	(496)	(357)
Income tax	364	640
Operating loss from asset held for sale	116	805
Minority interest	47	270

Net loss	$(2,240)	$(4,766)

Basic loss per share	$(0.11)	$(0.22)

     All significant intercompany transactions and balances between Craig, Old Reading and Citadel, including management fees, equity in earnings of affiliates, intercompany interest and dividend, and intercompany notes payable, have been eliminated. The Company’s operating loss from its Puerto Rican cinema circuit of approximately $116,000 and $805,000 for the three and six months ended June 30, 2001 is presented as operating loss from asset held for sale (Note 4).

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002

Note 3 — Rental Property and Property and Equipment

     The table below sets forth the Company’s investment in rental property and property and equipment as of the dates indicated (dollars in thousands).

	June 30,	December 31,
	2002	2001

Rental Property
Land	$2,951	$2,951
Building and improvements	7,515	7,512

	10,466	10,463
Less accumulated depreciation	(1,766)	(1,504)

Rental property, net	$8,700	$8,959

	June 30,	December 31,
	2002	2001

Property and equipment
Land	$22,456	$17,757
Building	43,126	29,617
Leasehold interest	4,038	2,942
Construction-in-progress	1,211	1,137
Fixtures and equipment	29,764	24,164

	100,595	75,617
Less accumulated depreciation	(2,885)	(739)

Property and equipment, net	$97,710	$74,878

     The increase in property and equipment is primarily due to reclassification of approximately $18,600,000 from property held in development upon completion of the Company’s entertainment center located in Wellington, New Zealand.

     Note 4 — Property Held for Sale

     Subsequent to the Company’s acquisition of the CineVista circuit as part of the Consolidation, the Company continued discussions with an interested party regarding the disposition of all or a substantial portion of its assets and operations in Puerto Rico (See Note 11). As a consequence of write-downs taken in 1999, the CineVista circuit is currently carried on the books of the Company at $3,018,000 and CineVista’s operating income of $228,000 and $18,000 for the three and six months ended June 30, 2002 is included in the Company’s Condensed Consolidated Statements of Operations as “Operating loss from asset held for sale”. No assurances can be given that these discussions will mature into a sales transaction.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002

Note 5 — Goodwill and Intangible Assets

     Reading’s goodwill of $5,021,000 consists of (1) $4,817,000 of goodwill arising from the Liberty Theaters acquisition and (2) $204,000 from the acquisition of a cinema in Australia.

     Reading’s intangible assets, net of amortization, of $15,010,000 consist of (1) $10,111,000 in beneficial lease arising from the consolidation of AFC, (2) $4,509,000 of option payment made on the City Cinemas properties, and (3) $390,000 of capitalized acquisition costs relating to the Liberty Theaters and the City Cinemas chain. Reading amortizes its beneficial lease over 20 years and its option fees and acquisition costs over 10 years. At June 30, 2002 and at December 31, 2001, the accumulated amortization on the Company’s intangible assets was approximately $660,000 and $215,300, respectively.

     The reconciliation of reported net loss and loss per share to adjusted net loss and loss per share for the three and six months ended June 30, 2002 and 2001 is as follows (dollars in thousands, except for per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Reported net loss	$(1,442)	$(429)	$(2,299)	$(1,301)
Add: amortization of goodwill	—	67	—	133

Adjusted net loss	$(1,442)	$(362)	$(2,299)	$(1,168)

Basic and diluted loss per share	$(0.07)	$(0.04)	$(0.11)	$(0.13)
Add: amortization of goodwill	—	—	—	0.01

Adjusted net loss per share	$(0.07)	$(0.04)	$(0.11)	$(0.12)

     The goodwill amortization expense for the three and six months ended June 30, 2001 was recorded as operating expense of the cinema/live theater segment and as of January 1, 2002, the Company stopped amortizing its goodwill in accordance with SFAS 142. The Company’s intangible assets were determined to have finite useful lives and as a result, the Company continues to amortize its option fee and acquisition costs over 10 years and its beneficial lease over 20 years.

Note 6 — Income Tax

     The income tax provision (benefit) for the three and six months ended June 30, 2002 amounted to $198,000 and $63,000, respectively, representing foreign withholding tax provision of $198,000 and $385,000, respectively, reduced by a federal tax refund of ($322,000) occurring during the first three months of the year.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002

Note 7 — Minority Interest

     The minority interest is principally derived from the Company’s holdings in AFC. The Company owns 50% of the membership interest in AFC, with a subsidiary of National Auto Credit, Inc. (“NAC”) holding the other 50% membership interest. Notwithstanding the fact that the Company only owns a 50% interest, the Company consolidates AFC for financial reporting purposes due to the fact that the Company has effective management control over AFC. The minority interest in the Australian cinemas represents a 25% minority interest ownership in Australian County Cinemas and a 33.3% interest in the Elsternwick joint venture. The minority interest in Big 4 Farming represents the 20% minority membership interest by Cecelia. The components of minority interest are as follows (dollars in thousands):

	June 30,	December 31,
	2002	2001

AFC LLC	$4,360	$4,262
Australian cinemas	525	440
Big 4 Farming LLC	4	69

Minority interest in consolidated affiliates	$4,889	$4,771

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

AFC LLC	$7	$—	$99	$—
Australian cinemas	16	—	38	—
Big 4 Farming LLC	(43)	3	(32)	10

Minority interest	$(20)	$3	$105	$10

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002

Note 8 — Business Segments

     The table below sets forth certain information concerning the Company’s theater and rental real estate operations for the three and six months ended June 30, 2002 and 2001 (dollars in thousands).

Three Months Ended June 30,

	Cinema/Live	Rental
	Theater	Real Estate	Corporate	Consolidated

2002
Revenue	$16,291	$1,636	$31	$17,958
Earnings (loss) before tax and minority interest	1,307	(65)	(2,734)	(1,492)
2001
Revenue	$5,410	$683	$22	$6,115
Earnings (loss) before tax and minority interest	392	374	(1,046)	(280)

Six Months Ended June 30,

	Cinema/Live	Rental
	Theater	Real Estate	Corporate	Consolidated

2002
Revenue	$31,341	$2,947	$86	$34,374
Earnings (loss) before tax and minority interest	2,333	(60)	(4,422)	(2,149)
2001
Revenue	$9,336	$1,359	$57	$10,752
Earnings (loss) before tax and minority interest	714	794	(2,604)	(1,096)

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

     Corporate expenses include general and administrative expenses that are not directly attributable to other operating segments and are mostly comprised of the costs associated with the corporate offices located in Los Angeles, California, and Melbourne, Australia.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002

Note 9 — Comprehensive Income (Loss)

     Generally accepted accounting principles require Reading to classify unrealized gains and/or losses on Gish securities which are held as available-for-sale securities and the effect of the foreign currency translation adjustments as comprehensive income. The following table sets forth Reading’s comprehensive income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(1,442)	$(429)	$(2,299)	$(1,301)
Unrealized (loss) gain on Gish securities	(49)	(137)	(166)	90
Foreign currency translation	4,244	—	7,178	—

	$2,753	$(566)	$4,713	$(1,211)

Note 10 — Other Income

     Other income is comprised of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Equity in loss (earnings) of AFC LLC	$—	$15	$—	$(61)
Earnings from agricultural activities	(305)	(331)	(1,019)	(113)
Equity in earnings of the NZ JV	(56)	—	(94)	—
Miscellaneous	15	(121)	29	(121)

	$(346)	$(437)	$(1,084)	$(295)

Note 11 — Subsequent Events

Disposition of Agricultural Activities: Effective July 1, 2002, the Agricultural Partnerships in which the Company held a 40% interest reconveyed their interest in the Big 4 Ranch to the prior owner of that property in satisfaction of all of the obligations of the Agricultural Partnerships to that prior owner. The Company is currently winding up its interest in Big 4 Farming LLC and does not intend to be engaged in the farming business in the future. The Company does not anticipate any significant net gain or loss on the disposition of its agricultural assets.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002

Reading Australia Loan Extension: On August 8, 2002, the Company’s primary Australian based lender approved an extension through March 31, 2004 of its $16,884,000 (AUS$30,000,000) loan to the Company’s Australian subsidiary, Reading Entertainment Australia, Pty, LTD. That loan is shown as a noncurrent liability on the Company’s consolidated balance sheet at June 30, 2002, is denominated in Australian dollars, and is secured by substantially all of the Company’s Australian assets.

Payment of Cotter/Forman Note: In connection with its acquisition of the City Cinemas Circuit in Manhattan, the Company issued notes in the aggregate amount of $4,500,000 to Messrs. James J. Cotter and Michael Forman. Those notes were due and payable on July 28, 2002. The Company, with the consent of Messrs. Cotter and Forman, has only paid $3,500,000 of such liability, and the balance continues to remain outstanding on a demand basis. Interest is presently accruing, payable monthly at the rate of 9.75% per annum.

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

     We consider ourselves to be essentially a cinema and live theater exhibition company with a focus on real estate oriented assets. Consequently, our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. As of July 1, 2002, the Agricultural Partnerships in which we owned a 40% interest, reconveyed the Big 4 Ranch to the original owner in consideration of the release from all obligations and liabilities otherwise owed to the original owner. We are currently in the process of winding up our agricultural activities. We intend to dispose of our interests in Puerto Rico as well as our investment in Gish Biomedical, Inc. securities. From time to time we may dispose of, or put to alternative use some or all of our interests in various operating assets, in order to realize the real estate values of such assets.

     As further described in our Annual Report on Form 10-K which contains the audited financial statements and notes thereto, for the year end December 31, 2001, we completed a series of transactions in 2001 that caused reported results for the three and six months period ended June 30, 2002 (“2002 Quarter” and “2002 Six Months”, respectively) and three and six month periods ended June 30, 2001 (“2001 Quarter” and “2001 Six Months”, respectively) to lack comparability. Also included below are transactions completed during the 2002 Six Months which may affect comparability. To summarize:

•	On July 1, 2002, we disposed of substantially all of our agricultural interests and assets.

•	On March 21, 2002, we opened a 10-screen cinema and associated retail areas in Wellington, New Zealand, as part of an entertainment center that we developed.

•	On January 29, 2002, we modified our lease with Sutton Hill Associates to reflect the sale of the Murray Hill Cinema, resulting in a reduction in rental expense of approximately $825,000 per annum.

•	On December 31, 2001, Citadel Holding Corporation merged with Reading Entertainment, Inc.,(“Old Reading”) and Craig Corporation (“Craig”) and then changed its name to Reading International, Inc. (“RII”) (“Consolidation”). As a result of the Consolidation, RII holds an aggregate 50% interest in the Angelika Film Centers LLC (“AFC”) and consolidates the accounts of AFC as of that date. The operating results of AFC are included in the 2002 Quarter and 2002 Six Months.

•	Also due to the Consolidation, the operating results of Old Reading and Craig are included in the 2002 Quarter and 2002 Six Months results.

•	On August 3, 2001, we opened an 8-screen cinema in Dallas that we had fitted out.

•	On March 8, 2001, we acquired four domestic cinemas from Old Reading. Accordingly, the 2001 Six Months results include only fifteen weeks of operations from these four cinemas.

•	On February 13, 2001, we acquired the fee interest in the Union Square building. Accordingly, the 2001 Six Months results include only eighteen weeks of rental income from the Union Square building.

     The unaudited pro forma operating results for the three and six months ended June 30, 2001 for the Consolidated Company, assuming that the Consolidation had occurred on January 1, 2001, are presented in Note 2 to the Condensed Consolidated Financial statements.

Results of Operations

     The tables below summarize the results of operations for each of our principal business segments for the 2002 Quarter and Six Months and the 2001 Quarter and Six Months (dollars in thousands). Expenses include costs associated with the day-to-day management of the theaters and rental property, depreciation and amortization as well as general and administrative expenses.

Three Months Ended June 30:

	Cinema/Live
2002 Quarter	Theater	Real Estate	Corporate	Total

Revenue	$16,291	$1,636	$31	$17,958
Expense	15,212	1,701	2,106	19,019

Operating income (loss)	1,079	(65)	(2,075)	(1,061)
Other expense	—	—	182	182

Income (loss) before tax	1,079	(65)	(2,257)	(1,243)
Income tax expense	—	—	199	199

Net income (loss)	$1,079	$(65)	$(2,456)	$(1,442)

	Cinema/ Live
2001 Quarter	Theater	Real Estate	Corporate	Total

Revenue	$5,410	$683	$22	$6,115
Expense	5,018	309	1,234	6,561

Operating income (loss)	392	374	(1,212)	(446)
Other expense	—	—	(163)	(163)

Income (loss) before tax	392	374	(1,049)	(283)
Income tax expense	—	—	146	146

Net income (loss)	$392	$374	$(1,195)	$(429)

Six Months Ended June 30:

	Cinema/Live
2002 Six Months	Theater	Real Estate	Corporate	Total

Revenue	$31,341	$2,947	$86	$34,374
Expense	29,026	3,007	4,313	36,346

Operating income (loss)	2,315	(60)	(4,227)	(1,972)
Other expense	—	—	263	263

Income (loss) before tax	2,315	(60)	(4,490)	(2,235)
Income tax expense	—	—	64	64

Net income (loss)	$2,315	$(60)	$(4,554)	$(2,299)

	Cinema/Live
2001 Six Months	Theater	Real Estate	Corporate	Total

Revenue	$9,336	$1,359	$57	$10,752
Expense	8,622	565	2,782	11,969

Operating income (loss)	714	794	(2,725)	(1,217)
Other expense	—	—	(111)	(111)

Income (loss) before tax	714	794	(2,614)	(1,106)
Income tax expense	—	—	195	195

Net income (loss)	$714	$794	$(2,809)	$(1,301)

Cinema and Live Theater

     The $687,000 and $1,601,000 increase in the 2002 Quarter theater and 2002 Six Months net income from the 2001 Quarter and 2001 Six Months reflects the increase of our theater revenue base from eight cinemas with 44 screens and four live theaters, to twenty-eight cinemas with 169 screens and four live theaters (operating results of CineVista’s seven cinemas with 52 screens are not included in these numbers but are presented as part of “Other expense”, since the circuit is held for sale). Our 2002 Quarter and 2002 Six Months results also reflect that there were a number of movies released during the quarter with strong box office draw such as “Insomnia”, “Spiderman” and “Star Wars: Attack of the Clones”. This strong product showing in the 2002 Quarter resulted in a reversal of the prior quarter’s trend where average per screen attendance in the 2002 first quarter was lower than the 2001 Quarter. In this 2002 Quarter, average attendance per screen increased over prior year by 20%, leaving the 2002 Six Months increase at 8% over prior year. Despite the improved movie product that was available during the quarter, addition of new cinemas continues to be the primary reason for our improved theater net income from prior year periods.

     Our live theaters were rented for 61 and 126 theater weeks during the 2002 Quarter and 2002 Six Months as compared to 84 and 158 theater weeks during the 2001 Quarter and 2001 Six Months. This decrease was mainly due to recent difficulties encountered in booking some of the stages in our Chicago live theater. The resultant income decrease was offset somewhat by the higher theater rentals currently being achieved in Manhattan and by an increase in ancillary rental income.

Real Estate

     For the 2001 Quarter and 2001 Six Months, our domestic real estate earnings consisted of rental income from (1) one rental property, an office building located in Glendale, California, (2) the retail tenants at the Village East cinema and the Union Square property, and (3) the office tenants at the Royal George. The 2002 Quarter and 2002 Six Months real estate earnings include, in addition to those discussed above, the operating results of our real estate holdings acquired through the Consolidation.

     Our rental real estate holdings in Australia and New Zealand are mostly comprised of three entertainment centers that we constructed on land we purchased. The first entertainment center in Perth, Australia was opened in December 1999, the second entertainment center opened in Auburn, Australia, in September 2000, and the third entertainment center in Wellington, New Zealand, opened in March 2002. The leasing of the ancillary retail space at our Perth and Auburn entertainment centers has proven more difficult than originally anticipated and we have leased approximately 64% of the total available retail space as of June 30, 2002. The retail space in the Wellington Center is approximately 74% leased. In addition to the entertainment centers, we hold certain domestic railroad-related properties that we are endeavoring to sell, a fifty acre property assemblage located in the greater Melbourne, Australia area, and several other properties in Australia that were acquired as potential entertainment center sites and that are presently held for future development, though not necessarily as entertainment centers.

     The $439,000 and $854,000 decrease in the 2002 Quarter and 2002 Six Months real estate net income is primarily due to our real estate holdings in Australia and New Zealand which have been added into the real estate segment in 2002. They have not yet developed to their full income potential and are currently operating at a loss. The 2001 Quarter and 2001 Six Months only included fully developed properties as discussed above.

Corporate

     Our corporate revenue is entirely comprised of fees earned for our agricultural activities. Corporate other income is comprised of interest income/expense, dividend income, gain/loss on sale of assets, and equity income (loss).

     Corporate expenses include general and administrative expenses that are not directly attributable to other operating segments. Lease payments made to Sutton Hill under the City Cinemas agreement of $650,032 and $1,467,812 in the 2002 Quarter and 2002 Six Months are recorded as general and administrative expense of the Theater segment. The increase in corporate expenses is primarily due to increased general and administrative expense reflecting the Consolidation. In total, the general and administrative expense for the 2002 Quarter and 200 Six months compares favorable with the unconsolidated general and administrative expense of the three separate companies in the 2001 periods.

     The decrease in corporate other expense of $345,000 for the 2002 Quarter is primarily due to $26,000 decrease in equity loss and loan reserve relating to our agricultural activities partially offset by (1) $437,000 increase in interest expense due to the debt assumed in the Consolidation and the discontinuation of the capitalization of construction period interest with the completion and opening of our entertainment center in Wellington, New Zealand, (2) $229,000 operating income from the Puerto Rico cinema circuit circuit which is held for sale, (3) $113,750 decrease in dividend income due to the Consolidation, (4) $106,000 decrease in interest income and (5) decrease in equity investment earnings and minority interest due to the consolidation of AFC incident to the Consolidation.

     The decrease in corporate other expense of $374,000 for 2002 the Six Months is primarily due to $906,000 decrease in equity loss and loan reserve relating to our agricultural activities partially offset by (1) $833,000 increase in interest expense due to the debt assumed in the Consolidation and the discontinuation of the capitalization of construction period interest with the completion and opening of our entertainment center in Wellington, New Zealand, (2) $18,000 of operating income from the Puerto Rico cinema circuit which is held for sale, (3) $227,000 decrease in dividend income due to the Consolidation, and (4) decrease in equity investment earnings and minority interest due to the consolidation of AFC incident to the Consolidation.

Business Plan, Capital Resources and Liquidity

Business Plan

     Our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. We intend to focus on acquisitions and development activities in Australia and New Zealand as we believe that there are currently better opportunities in these markets than domestically and that the currencies of Australia and New Zealand continue to be attractively priced, notwithstanding recent increases in the value of the Australian and New Zealand dollar as compared to the United States dollar. We have disposed of substantially all of our agricultural assets, and intend to dispose of our interest in Puerto Rico and our investment in Gish securities. From time to time we may dispose of, or put to alternative use, our interest in various operating assets, in order to realize the real estate values of such assets.

Capital Resources and Liquidity

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

Operating Activities

     Cash used in operations was $1,946,000 in the 2002 Six Months compared to $1,243,000 in the 2001 Six Months. The change of $703,000 is primarily due to (i) a significant reduction in our accounts payable and (ii) increase in our prepaid assets in the 2002 Six Months.

Investing Activities

     Cash used in investing activities during the 2002 Six Months was $7,147,000 compared to $9,654,000 during the 2001 Six Months. The decrease of $2,507,000 is primarily due to $2,664,000 fewer capital assets purchased in the 2002 Six Months. Major investing activities in the 2001 Six Months included the purchase of the Union Square building and four domestic cinemas.

Financing Activities

     Cash provided by financing activities was $4,754,000 in the 2002 Six Months compared to $1,632,000 in the 2001 Six Months. The increase of $3,122,000 is primarily due to increased bank borrowings in New Zealand in connection with the completion of our Wellington entertainment center.

Summary

     Our cash position at June 30, 2002 was $17,430,000. During 2001 and the first six months of 2002, we put in place several measures that are expected to have a positive effect on our overall liquidity, namely:

•	On November 8, 2001, we negotiated with the lender to extend our $16,884,000 (AUS$30,000,000) line-of-credit to March 31, 2003. We are actively negotiating with the lender to increase the line-of-credit facility both in amount as well as in time. More favorable terms are also being discussed, now that we are achieving better actual results from our Australian projects than anticipated during the original line-of-credit negotiations. As these negotiations can reasonably be expected to take several months, on August 8, 2002, the lender agreed to extend the existing facility to March 31, 2004.

•	On July 18, 2001, we entered into an agreement to borrow an additional $2,010,000 (NZ$4,135,000) which was used to fit-out the cinema constructed as a part of the Wellington entertainment center.

•	We entered into a line-of-credit agreement with a banking institution which provides us with $1,500,000 of short-term liquidity that may be used to fund working capital obligations and/or further acquisition efforts. At June 30, 2002, no amounts had been drawn against this line-of-credit which expires in September 2002.

•	We are currently in discussions with several other financial institutions to replace with an extended line-of-credit (in excess of 12 months), the previously in-place $6,000,000, 12-month facility. No assurances can be given that we will be successful in securing this new line.

•	The fit-out of the Angelika Dallas cinema was completed in August 2001 and the cinema is now operating at a profit.

•	The construction of the Wellington entertainment center and the fit-out of the Wellington cinema were completed in March 2002.

•	During 2002 and onwards, we are recognizing cost savings due to the synergies generated by the consolidation of Old Reading, Craig and Citadel, which are on target to achieve approximately $1,000,000 annually, based on the pre-consolidated general and administrative expenses of the three companies.

•	In consideration of the surrender of our rights to the Murray Hill property, we have effectively reduced our ongoing annual rental payment obligations under the City Cinemas Operating Lease by $825,000 commencing during 2002. Also our obligation to fund, beginning in 2007, certain loans to Sutton Hill Capital has been reduced by $10,000,000 from $28,000,000 to $18,000,000. Likewise, the exercise price of our option to acquire real property assets underlying the City Cinemas Operating Lease has been reduced by $10,000,000 from $48,000,000 to $38,000,000.

•	We have eliminated annual rent totaling approximately $100,000 per annum by consolidating our Manhattan operation office into excess office space in the Village East theater site.

     Potential uses for funds during 2002 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	A partial repayment amounting to $3,500,000 of the $4,500,000 Sutton Hill Associates note payable on July 28, 2002, as agreed to with the Sutton Hill principals.

•	The payment of tenant improvement incentives at our Brand building in Glendale, California, amounting to $1,917,000.

•	The payment of tenant improvement incentives at Auburn and Belmont, in Australia approximating $1,295,000 (AUS$2,300,000).

•	The development of our Frankston (Australia) and the Christchurch (New Zealand) properties which would require approximately $3,940,000 (AUS$7,000,000).

     Based upon the current levels of the newly consolidated operations, anticipated cost savings and future growth, we believe our cash flow from operations, together with both the existing and the anticipated lines-of-credit (assuming renegotiation of terms and/or extensions are successful) other sources of liquidity (including potential asset sales) will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures and other operating needs. There can be no assurance, however, that the business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial and other factors, many of which are beyond our control.

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

     These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

•	Loss of market share or decline in margins through aggressive competition in the exhibition market;

•	Quality and quantity of film releases and availability of film;

•	Availability of suitable live theater productions;

•	Demand for retail space;

•	Fluctuations in foreign exchange rates and interest rates;

•	Global economic and political conditions;

•	Unanticipated reductions in cash flow and difficulty in sales of assets;

•	The finalization of new credit lines;

•	The extension and/or renegotiation of terms on existing credit lines; and

•	Other factors that cannot be identified at this time.

     Although we believe we have the exhibition and real estate resources to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurance that events anticipated by these forward-looking statements will in fact transpire as expected.

Critical Accounting Policies

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

     At June 30, 2002, approximately 50% and 15% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including $11,096,000 in cash and cash equivalents that were denominated in Australian and New Zealand dollars. At December 31, 2001, approximately 50% and 10% of our assets were invested in assets denominated in Australian dollars and New Zealand dollars, respectively, including $10,048,000 in cash and cash equivalents that were denominated in Australian and New Zealand dollars. Our corporate policy is to borrow, whenever possible, in local currencies in order to provide a natural hedge against foreign currency rate fluctuations. As we have no plan to hedge such exposure at the present time, approximately 65% of our assets denominated in Australian and New Zealand dollars will remain subject to exchange fluctuations between the U.S. and Australian and New Zealand dollars.

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

Item 3A — Quantitative and Qualitative Disclosure about Interest Risk

     The majority of our Australian and New Zealand bank loans have variable rates and a change of approximately 1% in short-term interest rate would have resulted in approximately $62,000 and $76,000 increase or decrease in our 2002 Quarter and Six Months interest expense, respectively.

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

Item 6 — Exhibits and Reports on Form 8-K

     (a)  Exhibits

99.1 — Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: August 14, 2002	By:	/s/ James J. Cotter
James J. Cotter Chief Executive Officer

Date: August 14, 2002	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski Chief Financial Officer