Form 10-Q
period 2002-09-30
READING INTERNATIONAL INC
filed 2002-11-14
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

Yes	✓	No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 5, 2002, there were 20,484,820 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,336,334 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — Financial Information

Item 1 — Financial Statements

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$15,291	$20,876
Restricted cash	362	493
Receivables	3,041	3,662
Inventory	376	333
Investment in Gish Biomedical, Inc.	128	496
Prepaid and other current assets	4,146	2,552
Property held for sale	3,018	3,018
Deferred income tax assets, net	1,369	1,220

Total current assets	27,731	32,650
Rental property, net	8,569	8,959
Property and equipment, net	95,500	74,878
Property held for development	19,057	28,145
Investment in joint ventures	1,058	891
Capitalized leasing costs, net	578	678
Goodwill	5,021	5,029
Intangible assets, net	14,686	15,631
Other noncurrent assets	3,472	3,734

Total assets	$175,672	$170,595

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$12,644	$12,395
Film rent payable	2,323	3,259
Accrued income taxes	7,108	6,920
Deferred theater revenue	1,398	1,131
Notes payable — current portion	1,553	4,892
Other current liabilities	840	487

Total current liabilities	25,866	29,084
Notes payable — long-term portion	44,947	37,490
Deferred real estate revenue	232	217
Other noncurrent liabilities	8,011	7,908
Minority interest in consolidated affiliates	5,002	4,771

Total liabilities	84,058	79,470

Commitments and contingencies
Stockholders’ Equity
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 33,858,498 issued and 20,484,993 shares outstanding	205	205
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized, 1,989,585 issued and 1,336,331 shares outstanding	13	13
Additional paid-in capital	123,517	123,517
Accumulated deficit	(36,482)	(32,558)
Accumulated other comprehensive income (loss)	4,361	(52)

Total stockholders’ equity	91,614	91,125

Total liabilities and stockholders’ equity	$175,672	$170,595

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue
Theater	$15,886	$5,548	$47,227	$14,884
Real estate	1,663	682	4,610	2,041
Other	—	21	86	78

	17,549	6,251	51,923	17,003

Operating expense
Theater	12,534	4,835	37,044	11,683
Real estate	983	322	2,770	887
Depreciation and amortization	2,078	475	5,523	1,461
General and administrative	3,421	1,949	10,025	5,519

	19,016	7,581	55,362	19,550

Operating loss	(1,467)	(1,330)	(3,439)	(2,547)
Non-operating expense (income)
Interest income	(157)	(176)	(422)	(389)
Interest income from shareholders	—	(34)	—	(114)
Interest expense	999	410	2,526	1,104
Dividends on Reading Entertainment, Inc. Preferred stock	—	(114)	—	(341)
Other (income) expense	(101)	414	(1,185)	119

Loss before income tax and minority interest	(2,208)	(1,830)	(4,358)	(2,926)
Income tax (benefit) expense	(435)	14	(372)	209

Loss before minority interest and operating loss from asset held for sale	(1,773)	(1,844)	(3,986)	(3,135)
Minority interest	132	4	237	14
Operating income from asset held for sale	(308)	—	(327)	—

Net loss	$(1,597)	$(1,848)	$(3,896)	$(3,149)

Basic loss per share	$(0.07)	$(0.19)	$(0.18)	$(0.32)
Weighted average number of shares outstanding	21,821,150	9,947,964	21,821,265	9,947,964
Diluted loss per share	$(0.07)	$(0.19)	$(0.18)	$(0.32)
Diluted weighted average number of shares outstanding	21,821,150	9,947,964	21,821,265	9,947,964

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Operating Activities
Net loss	$(3,896)	$(3,149)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in the earnings of AFC	—	(88)
Equity in the earnings of New Zealand Joint Venture	(165)	—
Loss on available-for-sale securities	—	852
Depreciation and amortization	5,523	1,461
Other, net	(70)	6
Minority interest	237	14
Changes in operating assets and liabilities:
Increase in receivables	(141)	(1,172)
(Increase) decrease in other assets	(970)	293
Increase (decrease) in liabilities	321	(1,627)

Net cash provided by (used in) operating activities	839	(3,410)

Investing activities
Purchase of Union Square building	—	(7,751)
Purchase of domestic cinema properties	—	(1,706)
Increase in property held for development	(5,662)	(894)
Purchase of equipment and fixtures	(3,066)	—
Distribution to minority interest shareholders	(28)	—
Decrease in restricted cash	160	—
Distribution (to) from joint ventures	(271)	662
Receipt of loan repayments venture partners	97	—

Net cash used in investing activities	(8,770)	(9,689)

Financing activities
Proceeds from borrowings	5,679	1,706
Repayment of long-term borrowings	(3,858)	(115)

Net cash provided by financing activities	1,821	1,591

Effect of exchange rate changes on cash and cash equivalents	525	—
Decrease in cash and cash equivalents	(5,585)	(11,508)
Cash and cash equivalents at beginning of period	20,876	16,010

Cash and cash equivalents at end of period	$15,291	$4,502

Supplemental Disclosures
Interest paid (net of $151,900 capitalized as cost of development)	$3,806	$964
Income taxes paid	$—	$151

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of September 30, 2002 and December 31, 2001, and the results of its operations and its cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the entire year.

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

Foreign Currency Exchange

     The carrying value of the Reading’s Australia and New Zealand assets will fluctuate due to changes in the exchange rate between the U.S. dollar and Australian dollar ($0.5429 and $0.5117, were the respective exchange rates of U.S. dollars per Australian dollar at September 30, 2002 and December 31, 2001) and the U.S. dollar and New Zealand dollar ($0.4698 and $0.4161, were the respective exchange rates of U.S. dollars per New Zealand dollar at September 30, 2002 and December 31, 2001).

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002

Basic and Diluted Earnings per Share

     Basic earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Options to purchase 1,459,000 and 881,180 shares of Class A Nonvoting common stock and Class B Voting common stock, respectively, were outstanding at September 30, 2002 at a weighted average exercise prices of $4.15 and $6.08 per share, respectively. Options to purchase 155,000 shares of Class A and Class B common stock were outstanding at September 30, 2001.

     For the three and nine months ended September 30, 2002 and 2001, the Company recorded a net loss and therefore, the effect of these stock options would have been anti-dilutive. Accordingly, the diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 were calculated using the weighted average number of shares outstanding during the respective periods.

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

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The Company will adopt this statement as of January 1, 2003 but does not expect any material reclassifications as the result of our adoption.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

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

     The operations of Craig and Old Reading are included in the Company’s accounts from December 31, 2001, the effective date of the Consolidation. The pro forma information presented below is not necessarily indicative of what the actual financial results would have been, had the Consolidation taken place on January 1, 2001. Unaudited pro forma operating results for the three and nine months ended September 30, 2001 for the consolidated company, assuming that the Consolidation had occurred on January 1, 2001, are set forth below (dollars in thousands, except for per share amounts).

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002

	Three Months Ended	Nine Months Ended
2001 Pro Forma Operating Results	September 30, 2001	September 30, 2001

Revenue	$14,360	$41,617
Operating Expense
Theater	10,792	30,283
Real estate	591	1,628
Depreciation and amortization	1,880	4,264
General & administrative	4,102	11,204

Operating loss	(3,005)	(5,762)
Interest expense, net	376	1,027
Non-operating expense/(income), net	377	20
Income tax	181	821
Operating (income)/loss from asset held for sale	(422)	383
Minority interest	98	368

Net loss	$(3,615)	$(8,381)

Basic loss per share	$(0.16)	$(0.38)

     All significant intercompany transactions and balances between Craig, Old Reading and Citadel, including management fees, equity in earnings of affiliates, intercompany interest and dividend, and intercompany notes payable, have been eliminated. The Company’s operating income of approximately $422,000 and operating loss of approximately $383,000 from its Puerto Rican cinema circuit for the three and nine months ended September 30, 2001 is presented as operating loss from asset held for sale (Note 4).

Note 3 — Rental Property and Property and Equipment

     The table below sets forth the Company’s investment in rental property and property and equipment as of the dates indicated (dollars in thousands).

	September 30,	December 31,
	2002	2001

Rental Property
Land	$2,951	$2,951
Building and improvements	7,515	7,512

	10,466	10,463
Less accumulated depreciation	(1,897)	(1,504)

Rental property, net	$8,569	$8,959

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002

	September 30,	December 31,
	2002	2001

Property and equipment
Land	$22,007	$17,757
Building	39,565	29,617
Leasehold interest	4,016	2,942
Construction-in-progress	2,594	1,137
Fixtures and equipment	31,263	24,164

	99,445	75,617
Less accumulated depreciation	(3,945)	(739)

Property and equipment, net	$95,500	$74,878

     The increase in property and equipment is primarily due to reclassification of approximately $18,000,000 from property held in development upon completion of the Company’s entertainment center located in Wellington, New Zealand.

Note 4 — Property Held for Sale

     Subsequent to the Company’s acquisition of the CineVista circuit as part of the Consolidation, the Company has continued discussions with an interested party regarding the disposition of all or a substantial portion of its assets and operations in Puerto Rico (See Note 11). As a consequence of write-downs taken in 1999, the CineVista circuit is currently carried on the books of the Company at $3,018,000 and CineVista’s operating income of $308,000 and $327,000 for the three and nine months ended September 30, 2002 is included in the Company’s Condensed Consolidated Statements of Operations as “Operating income from asset held for sale”. No assurances can be given that these discussions will mature into a sales transaction.

Note 5 — Goodwill and Intangible Assets

     Reading’s goodwill of $5,021,000 consists of (1) $4,817,000 of goodwill arising from the Liberty Theaters acquisition and (2) $204,000 from the acquisition of a cinema in Australia.

     Reading’s intangible assets, net of amortization, of $14,686,000 consist of (1) $9,926,000 in beneficial lease arising from the consolidation of AFC, (2) $4,393,000 of option payment made on the City Cinemas properties, and (3) $367,000 of capitalized acquisition costs relating to the Liberty Theaters and the City Cinemas chain. Reading amortizes its beneficial lease over 20 years and its option fees and acquisition costs over 10 years. At September 30, 2002 and at December 31, 2001, the accumulated amortization on the Company’s intangible assets was approximately $1,715,400 and $736,100, respectively.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002

     The goodwill amortization expense for the three and nine months ended September 30, 2001 was recorded as operating expense of the cinema/live theater segment and as of January 1, 2002, the Company stopped amortizing its goodwill in accordance with SFAS 142. The Company’s intangible assets were determined to have finite useful lives and as a result, the Company continues to amortize its option fee and acquisition costs over 10 years and its beneficial lease over 20 years.

     The reconciliation of reported net loss and loss per share to adjusted net loss and loss per share for the three and nine months ended September 30, 2002 and 2001 is as follows (dollars in thousands, except for per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Reported net loss	$(1,597)	$(1,848)	$(3,896)	$(3,149)
Add: amortization of goodwill	—	67	—	200

Adjusted net loss	$(1,597)	$(1,781)	$(3,896)	$(2,949)

Basic and diluted loss per share	$(0.07)	$(0.19)	$(0.18)	$(0.32)
Add: amortization of goodwill	—	0.01	—	0.02

Adjusted net loss per share	$(0.07)	$(0.18)	$(0.18)	$(0.30)

Note 6 — Income Tax

     The income tax benefit for the three and nine months ended September 30, 2002 amounted to $(435,000) and $(372,000), respectively, representing foreign withholding tax provision of $185,000 and $570,000, respectively, reduced by a federal tax refund of ($620,000) and ($942,000), respectively.

Note 7 — Minority Interest

     The minority interest is principally derived from the Company’s holdings in AFC. The Company owns 50% of the membership interest in AFC, with a subsidiary of National Auto Credit, Inc. (“NAC”) holding the other 50% membership interest. Notwithstanding the fact that the Company only owns a 50% interest, the Company consolidates AFC for financial reporting purposes due to the fact that the Company has effective management control over AFC. The minority interest in the Australian cinemas represents a 25% minority interest ownership in Australian County Cinemas and a 33.3% interest in the Elsternwick joint venture. The minority interest in Big 4 Farming LLC represents the 20% minority membership interest. The components of minority interest are as follows (dollars in thousands):

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002

	September 30,	December 31,
	2002	2001

AFC	$4,482	$4,262
Australian cinemas	511	440
Big 4 Farming LLC	9	69

Minority interest in consolidated affiliates	$5,002	$4,771

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

AFC	$121	$—	$220	$—
Australian cinemas	5	—	43	—
Big 4 Farming LLC	6	4	(26)	14

Minority interest	$132	$4	$237	$14

Note 8 — Business Segments

     The table below sets forth certain information concerning the Company’s theater and rental real estate operations for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands).

Three Months Ended September 30,

	Cinema/Live	Rental
2002	Theater	Real Estate	Corporate	Consolidated

Revenue	$15,886	$1,663	$—	$17,549
Earnings (loss) before income tax & minority interest	1,173	(242)	(3,139)	(2,208)

2001
Revenue	$5,548	$682	$21	$6,251
Earnings (loss) before income tax & minority interest	(173)	360	(2,017)	(1,830)

Nine Months Ended September 30,

	Cinema/Live	Rental
2002	Theater	Real Estate	Corporate	Consolidated

Revenue	$47,227	$4,610	$86	$51,923
Earnings (loss) before income tax & minority interest	3,488	(302)	(7,544)	(4,358)

2001
Revenue	$14,884	$2,041	$78	$17,003
Earnings (loss) before tax and minority interest	541	1,154	(4,621)	(2,926)

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002

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

Note 9 — Comprehensive Income (Loss)

     Generally accepted accounting principles require Reading to classify unrealized gains and/or losses on Gish securities which are held as available-for-sale securities and the effect of the foreign currency translation adjustments as comprehensive income. The following table sets forth Reading’s comprehensive income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(1,597)	$(1,848)	$(3,896)	$(3,149)
Unrealized (loss) gain on Gish securities	(52)	393	(218)	483
Foreign currency translation	(2,547)	—	4,631	—

	$(4,196)	$(1,455)	$517	$(2,666)

Note 10 — Other (Income) Expense

     Other (income) expense is comprised of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Equity in earnings of AFC	$—	$(27)	$—	$(88)
Earnings from agricultural activities	(28)	(365)	(1,047)	(478)
Equity in earnings of the NZ JV	(71)	—	(165)	—
Loss on available-for-sale securities	—	852	—	852
Miscellaneous (income) expense	(2)	(46)	27	(167)

	$(101)	$414	$(1,185)	$119

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

     We consider ourselves to be essentially a cinema and live theater exhibition company with a focus on real estate oriented assets. Consequently, our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. As of July 1, 2002, the Agricultural Partnerships in which we owned a 40% interest, reconveyed the Big 4 Ranch to the original owner in consideration of the release from all obligations and liabilities otherwise owed to the original owner. We are currently in the process of winding up our agricultural activities. We intend to reduce or dispose of our interests in Puerto Rico as well as our investment in Gish Biomedical, Inc. securities. From time to time we may dispose of, or put to alternative use some or all of our interests in various operating assets, in order to realize the real estate values of such assets.

     As further described in our Annual Report on Form 10-K which contains the audited financial statements and notes thereto, for the year end December 31, 2001, we completed a series of transactions in 2001 that caused reported results for the three and nine months period ended September 30, 2002 (“2002 Quarter” and “2002 Nine Months”, respectively) and three and nine month periods ended September 30, 2001 (“2001 Quarter” and “2001 Nine Months”, respectively) to lack comparability. Also included below are transactions completed during the 2002 Nine Months which may affect comparability. To summarize:

•	On July 1, 2002, we disposed of substantially all of our agricultural interests and assets.

•	On March 21, 2002, we opened a 10-screen cinema and associated retail areas in Wellington, New Zealand, as part of an entertainment center that we developed.

•	On January 29, 2002, we modified our lease with Sutton Hill Associates to reflect the sale of the Murray Hill Cinema, resulting in a reduction in rental expense of approximately $825,000 per annum.

•	On December 31, 2001, Citadel Holding Corporation merged with Old Reading and Craig and then changed its name to Reading International, Inc. (“RII”). As a result of the Consolidation, RII holds a 50% interest in the Angelika Film Centers LLC (“AFC”) and consolidates the accounts of AFC as of that date. The operating results of AFC are included in the 2002 Quarter and 2002 Nine Months.

•	Also due to the Consolidation, the operating results of Old Reading and Craig are included in the 2002 Quarter and 2002 Nine Months results.

•	On August 3, 2001, we opened an 8-screen cinema in Dallas that we had fitted out.

•	On March 8, 2001, we acquired four domestic cinemas from Old Reading. Accordingly, the 2001 Nine Months results include only twenty-seven weeks of operations from these four cinemas.

•	On February 13, 2001, we acquired the fee interest in the Union Square building. Accordingly, the 2001 Nine Months results include only thirty weeks of rental income from the Union Square building.

     The unaudited pro forma operating results for the three and nine months ended September 30, 2001 for the Consolidated Company, assuming that the Consolidation had occurred on January 1, 2001, are presented in Note 2 to the Condensed Consolidated Financial statements.

Results of Operations

     The tables below summarize the results of operations for each of our principal business segments for the 2002 Quarter and Nine Months and the 2001 Quarter and Nine Months (dollars in thousands). Expenses include costs associated with the day-to-day management of the theaters and rental property, depreciation and amortization as well as general and administrative expenses.

Three Months Ended September 30:

	Cinema/Live
2002 Quarter	Theater	Real Estate	Corporate	Total

Revenue	$15,886	$1,663	$—	$17,549
Expense	14,713	1,905	2,398	19,016

Operating income (loss)	1,173	(242)	(2,398)	(1,467)
Other expense	—	—	565	565

Income (loss) before tax	1,173	(242)	(2,963)	(2,032)
Income tax benefit	—	—	(435)	(435)

Net income (loss)	$1,173	$(242)	$(2,528)	$(1,597)

	Cinema/Live
2001 Quarter	Theater	Real Estate	Corporate	Total

Revenue	$5,548	$682	$21	$6,251
Expense	5,721	322	1,539	7,581

Operating income (loss)	(173)	360	(1,518)	(1,330)
Other expense	—	—	503	504

Income (loss) before tax	(173)	360	(2,021)	(1,834)
Income tax expense	—	—	14	14

Net income (loss)	$(173)	$360	$(2,035)	$(1,848)

Nine Months Ended September 30:

	Cinema/Live
2002 Nine Months	Theater	Real Estate	Corporate	Total

Revenue	$47,227	$4,610	$86	$51,923
Expense	43,739	4,912	6,711	55,362

Operating income (loss)	3,488	(302)	(6,625)	(3,439)
Other expense	—	—	829	829

Income (loss) before tax	3,488	(302)	(7,454)	(4,268)
Income tax benefit	—	—	(372)	(372)

Net income (loss)	$3,488	$(302)	$(7,082)	$(3,896)

	Cinema/Live
2001 Nine Months	Theater	Real Estate	Corporate	Total

Revenue	$14,884	$2,041	$78	$17,003
Expense	14,343	887	4,320	19,550

Operating income (loss)	541	1,154	(4,242)	(2,547)
Other expense	—	—	393	393

Income (loss) before tax	541	1,154	(4,635)	(2,940)
Income tax expense	—	—	209	209

Net income (loss)	$541	$1,154	$(4,844)	$(3,149)

Cinema and Live Theater

     The $1,346,000 and $2,947,000 increase in the 2002 Quarter and 2002 Nine Months theater net income from the 2001 Quarter and 2001 Nine Months reflects the increase of our theater revenue base from nine cinemas with 52 screens and four live theaters, to twenty-six cinemas with 170 screens and four live theaters (operating results of CineVista’s seven cinemas with 52 screens are not included in these numbers but are presented as part of “Other expense”, since the circuit is held for sale). The 2002 Quarter net income also increased from that of the 2001 Quarter as our 2001 Quarter results were negatively impacted by the terrorist attack on the World Trade Center on September 11, 2001. In the weeks following the attack, cinema and theater attendance was down not only in Manhattan, but elsewhere in the United States.

     Our 2002 Quarter and 2002 Nine Months results also reflect that there were a number of movies released during the 2002 Quarter with strong box office draw such as “Minority Report”, “Signs”, “Austin Power: Gold Member”, “XXX”, and “Lilo & Stitch”. In this 2002 Quarter, average domestic attendance per screen increased significantly over prior year by 23.7%, leaving the 2002 Nine Months increase at 6.2% over prior year. Despite the improved movie product that was available during the 2002 Quarter, addition of new cinemas continues to be the primary reason for our improved theater net income from prior year periods.

     Our live theaters were rented for 55 and 181 theater weeks during the 2002 Quarter and 2002 Nine Months as compared to 68 and 226 theater weeks during the 2001 Quarter and 2001 Nine Months. This decrease was mainly due to difficulties encountered in booking some of the stages in our Chicago live theater. The resultant income decrease was offset somewhat by the higher theater rentals currently being achieved in Manhattan and by an increase in ancillary rental income. Gross revenue from the live theaters for the 2002 Quarter and 2002 Nine Months were approximately $920,000 and $3,014,000 as compared to approximately $984,000 and $3,106,000, respectively.

Real Estate

     For the 2001 Quarter and 2001 Nine Months, our domestic real estate earnings consisted of rental income from (1) one rental property, an office building located in Glendale, California, (2) the retail tenants at the Village East cinema and the Union Square property, and (3) the office tenants at the Royal George. The 2002 Quarter and 2002 Nine Months real estate earnings include, in addition to those discussed above, the operating results of our real estate holdings (located primarily in Australia and New Zealand) acquired through the Consolidation.

     Our rental real estate holdings in Australia and New Zealand are mostly comprised of three entertainment centers that we constructed on land we purchased. The first entertainment center in Perth, Australia was opened in December 1999, the second entertainment center opened in Auburn, Australia, in September 2000, and the third entertainment center in Wellington, New Zealand, opened in March 2002. We have leased approximately 76% of the total available retail space at our Perth and Auburn entertainment centers as of September 30, 2002. The retail space in the Wellington Center is approximately 74% leased. In addition to the entertainment centers, we hold certain domestic railroad-related properties, a fifty acre property assemblage located in the greater Melbourne, Australia area, and several other properties in Australia that were acquired as potential entertainment center sites and that are presently held for future development, though not necessarily as entertainment centers.

     The $602,000 and $1,456,000 decrease in the 2002 Quarter and 2002 Nine Months real estate net income is primarily due to our real estate holdings in Australia and New Zealand which have been added into the real estate segment in 2002 and which have not yet developed to their full income potential. The 2001 Quarter and 2002 Nine Months only included fully developed properties as discussed above.

Corporate

     Our corporate revenue is entirely comprised of fees earned for our agricultural activities. Corporate other income is comprised of interest income/expense, dividend income, gain/loss on sale of assets, and equity income (loss).

     Corporate expenses include general and administrative expenses that are not directly attributable to other operating segments. Lease payments made to Sutton Hill under the City Cinemas agreement of $629,063 and $2,096,875 in the 2002 Quarter and 2002 Nine Months are recorded as general and administrative expense of the Theater segment. The increase in corporate expenses is primarily due to increased general and administrative expense reflecting the Consolidation. In total, the general and administrative expense for the 2002 Quarter and 2001 Nine months compares favorably with the unconsolidated general and administrative expense of the three separate companies in the 2001 periods.

     The corporate other expense of for the 2002 Quarter, in total, was comparable to the 2001 Quarter. The increase in corporate other expense of $436,000 for the 2002 Nine Months is due to the following factors:

•	$1,422,000 increase in interest expense due to the debt assumed in the Consolidation and the discontinuation of the capitalization of construction period interest with the completion and opening of our entertainment center in Wellington, New Zealand;

•	$341,000 decrease in dividend income due to the Consolidation; and

•	$569,000 increase in earnings from the agricultural activities.

These increases in other expense for the 2002 Nine Months were partially offset by:

•	$852,000 decrease in write-down of available-for-sale securities;

•	$327,000 increase in income from the Puerto Rico cinema circuit which is held for sale;

•	$165,000 increase in equity income from the New Zealand joint venture;

•	$223,000 increase in minority interest;

•	$114,000 decrease in interest income from affiliates due to the Consolidation; and

•	$194,000 decrease in miscellaneous items.

Business Plan, Capital Resources and Liquidity

Business Plan

     Our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. We intend to pursue acquisitions and development activities in Australia and New Zealand as we believe that there are currently better opportunities in these markets than domestically and that the currencies of Australia and New Zealand continue to be attractively priced. However, we will continue to evaluate any domestic acquisition opportunities that would fit into our long-term business strategy. We have disposed of substantially all of our agricultural assets, and intend to dispose of our interest in Puerto Rico and our investment in Gish securities. From time to time we may dispose of, or put to alternative use, our interest in various operating assets, in order to realize the real estate values of such assets.

Capital Resources and Liquidity

     Our ability to generate sufficient cash flows from operating activities in order to meet our obligations and commitments drives our liquidity position. This is further affected by our ability to obtain adequate, reasonable financing and/or to convert non-performing or non-strategic assets into cash.

     Currently, our liquidity needs arise mainly from:

• Working capital requirements;

• Capital expenditures; and

• Debt servicing requirements.

Operating Activities

     Cash provided by operations was $839,000 in the 2002 Nine Months compared to cash used in operations of $(3,410,000) in the 2001 Nine Months. The change of $4,249,000 is primarily due to the corresponding increase cinema and theater operating income as discussed above.

Investing Activities

     Cash used in investing activities during the 2002 Nine Months was $8,770,000 compared to $9,689,000 during the 2001 Nine Months. The decrease of $919,000 is primarily due to (1) $1,623,000 less spent on capital assets in the 2002 Nine Months, partially offset by $704,000 change in distributions from the joint ventures and minority interest.

Financing Activities

     Cash provided by financing activities was $1,821,000 in the 2002 Nine Months compared to $1,591,000 in the 2001 Nine Months. The decrease of $230,000 is due to (1) $3,973,000 increased bank borrowings in New Zealand in connection with the completion of our Wellington entertainment center and (2) $3,743,000 increase in loan repayments comprised mostly of the $3,500,000 of loan repayment to the Sutton Hill Capital.

Summary

     Our cash position at September 30, 2002 was $15,291,000. During 2001 and the first nine months of 2002, we put in place several measures that are expected to have a positive effect on our overall liquidity, namely:

•	On August 8, 2002, we negotiated with the lender to extend our $16,287,000 (AUS$30,000,000) line-of-credit to March 31, 2004. We are actively negotiating with the lender to increase the line-of-credit facility both in amount as well as in time. More favorable terms are also being discussed, now that we are achieving better actual results from our Australian projects than anticipated during the original line-of-credit negotiations.

•	On July 29, 2002, we made a $3,500,000 partial loan payment to the Sutton Hill Capital, leaving a loan balance of $1,000,000.

•	On July 18, 2001, we entered into an agreement to borrow an additional $1,493,000 (NZ$4,135,000) which was used to fit-out the cinema constructed as a part of the Wellington entertainment center. That cinemas was completed in March 2002.

•	We entered into a line-of-credit agreement with a banking institution which provides us with $1,500,000 of short-term liquidity that may be used to fund working capital obligations and/or further acquisition efforts. No amounts had been drawn against this line-of-credit which expired in September 2002.

•	The fit-out of the Angelika Dallas cinema was completed in August 2001 and the cinema is now operating at a profit.

•	During 2002 and onwards, we are recognizing cost savings due to the synergies generated by the consolidation of Old Reading, Craig and Citadel, which are on target to achieve approximately $1,000,000 annually, based on the pre-consolidated general and administrative expenses of the three companies.

•	In consideration of the surrender of our rights to the Murray Hill property, we have effectively reduced our ongoing annual rental payment obligations under the City Cinemas Operating Lease by $825,000 commencing during 2002. Also our obligation to fund, beginning in 2007, certain loans to Sutton Hill Capital has been reduced by $10,000,000 from $28,000,000 to $18,000,000. Likewise, the exercise price of our option to acquire real property assets underlying the City Cinemas Operating Lease has been reduced by $10,000,000 from $48,000,000 to $38,000,000.

•	We have eliminated annual rent totaling approximately $100,000 per annum by consolidating our Manhattan operation office into excess office space in the Village East theater site.

     Potential uses for funds during 2002 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	The payment of the remaining $1,000,000 loan balance to Sutton Hill Capital.

•	The payment of tenant improvement incentives amounting to approximately $3,161,000 (including tenant improvements in Australia totaling AUS$2,300,000).

•	The development of our Frankston (Australia) project is estimated to be approximately $2,172,000 (AUS$4,000,000).

•	The development of our Christchurch (New Zealand) project is estimated to be approximately $1,409,000 (NZ$3,000,000), of which we would fund 50% and our joint venture partner would fund the remaining 50%.

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

• Cash flow available for debt service or debt reduction and the availability of financing;

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

• Basis of presentation;

• Asset valuation criteria;

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

     At September 30, 2002, approximately 46% and 15% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including $11,594,000 in cash and cash equivalents that were denominated in Australian and New Zealand dollars. At December 31, 2001, approximately 50% and 10% of our assets were invested in assets denominated in Australian dollars and New Zealand dollars, respectively, including $10,048,000 in cash and cash equivalents that were denominated in Australian and New Zealand dollars. Our corporate policy is to borrow, whenever possible, in local currencies in order to provide a natural hedge against foreign currency rate fluctuations. As we have no plan to hedge our remaining exposure at the present time, approximately 66% of our assets denominated in Australian and New Zealand dollars will remain subject to exchange fluctuations between the U.S and Australian and New Zealand dollars.

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

Item 3A — Quantitative and Qualitative Disclosure about Interest Risk

     The Australian bank loans have variable rates and a change of approximately 1% in short-term interest rate would have resulted in approximately $70,000 and $201,000 increase or decrease in our 2002 Quarter and 2002 Nine Months interest expense, respectively. The New Zealand term loan is fixed at a rate of 6.8% (plus a credit margin of 1.15%) and only a small portion of the New Zealand loan relating to the cinema financing has a variable rate. Thus, a change of approximately 1% in short-term interest rate is not expected to be material for New Zealand.

Item 4 — Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports required to be filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     There have been no significant changes in the Company’s disclosure controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

READING INTERNATIONAL, INC.

Date: November 14, 2002	By:	/s/ James J. Cotter

James J. Cotter Chief Executive Officer

Date: November 14, 2002	By:	/s/ Andrzej Matyczynski

Andrzej Matyczynski Chief Financial Officer

CERTIFICATIONS

PURSUANT TO SECTION 307 OF THE SARBANES-OXLEY ACT OF 2002

I, James J. Cotter, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Reading International Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ James J. Cotter

James J. Cotter Chief Executive Officer November 14, 2002

CERTIFICATIONS

PURSUANT TO SECTION 307 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrzej Matyczynski, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Reading International Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Andrzej Matyczynski

Andrzej Matyczynski Chief Financial Officer November 14, 2002