Form 10-K
period 2002-12-31
READING INTERNATIONAL INC
filed 2003-03-28
CIK 716634

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

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

None

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K.     ☐

      Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 26, 2003, there were 20,484,808 shares of Class A Nonvoting Common Stock, par value $.01 per share and 1,336,334 shares of Class B Voting Common Stock, par value $.01 per share, outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was $64,360,061 as of March 26, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2002

PART I

Item 1 — Business

General

      Reading International, Inc., a Nevada corporation (“RII” and collectively with its consolidated subsidiaries and corporate predecessors, the “Company” or “Reading”), is the corporate successor to the Reading Railroad, initially organized in Pennsylvania in 1833. RII was incorporated in 1999 and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”), is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc., Craig Corporation, and Citadel Holding Corporation. These businesses consist primarily of:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, New Zealand and Puerto Rico;

•	the development, ownership and operation of cinema based entertainment-themed retail centers in Australia and New Zealand;

•	the ownership and operation of “Off Broadway” style live theaters in Manhattan and Chicago; and

•	as a business ancillary to its ownership and operation of cinemas, cinema based entertainment-themed retail centers and live theaters, the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States.

      Reading considers itself to be essentially a cinema and theater operating company with a hard asset emphasis. At December 31, 2002, Reading had assets of approximately $182,772,000 and stockholders’ equity of approximately $91,265,000. Approximately 71% of these assets, or $129,664,000, consists of real estate, improvements to real estate and equipment. Approximately 59% of these assets, or $107,458,000, is represented by assets located in Australia and New Zealand, including undeveloped land carried on the Company’s books at approximately $19,745,000.

      Reading currently operates (directly or indirectly through consolidated entities or majority owned unincorporated joint ventures) 208 screens in 30 cinema complexes. In addition, it has a 50% unincorporated joint venture interests in an additional 13 screens in three cinema complexes in New Zealand and has agreed to acquire a 33% unincorporated joint venture interest in a 16-screen cinema complex in Australia. Reading’s real estate holdings include approximately 277,020 square feet of developed retail and office space in Australia, New Zealand and the United States and approximately 2,562,197 square feet of developable land located in various urban and suburban areas of Australia and New Zealand.

      A major focus of the Company’s efforts in 2003 is anticipated to be the development of an approximate 82,000 square foot shopping center on the Company’s 176,528-square foot parcel in Newmarket (a suburb of Brisbane), the development of an approximately 150,000 square foot retail and art cinema development as phase two of its entertainment-themed retail center in Wellington, New Zealand, and master planning for the development of the Company’s 50-acre site in Burwood (a suburb of Melbourne) as a mixed use residential, commercial and retail development.

      Reading’s Class A common stock and Class B common stock are listed for trading on the American Stock Exchange under the symbols RDI.A and RDI.B. Reading’s principal executive offices are located a 550 South Hope Street, Suite 1825, Los Angeles, California 90071. Its general telephone number is (213) 235-2240.

Background of the Company and Recent Material Transactions

General

      Reading International, Inc. is the product of the consolidation of three companies, Reading Entertainment, Craig Corporation and Citadel Holding Corporation. Prior to the Consolidation, each of these companies was a separate publicly traded company, but the three companies had substantial overlapping stock ownership, management and control. In 2001, it was determined that it would be in the best interests of the three companies, and their respective stockholders, if they were to consolidated into a single public company in a merger-of-equals transaction. That transaction was consummated on December 31, 2001.

      While Citadel Holding Corporation is technically the surviving company, it changed its name to Reading International, Inc. incident to the Consolidation. This name change reflects the fact that the great bulk of the operating assets of the consolidated Company initially belonged to Reading Entertainment, Inc. and the fact that the Company’s current operations are predominantly international. Since, from a business point of view, the surviving business is principally that of Reading Entertainment, the following description of the history and background of the business of the newly consolidated Company draws principally from the history and background of Reading Entertainment, rather than Citadel Holding Corporation.

      Citadel Holding Corporation was originally incorporated in 1999 as a Nevada corporation. This Nevada corporation was itself the successor of Citadel Holding Corporation, a Delaware corporation (“CHC Delaware”) which in January 2000 reincorporated under the Laws of Nevada and, incident to that reincorporation, reclassified its common stock into 5,335,939 shares of Class A Non-Voting Common Stock, par value $0.01 per share (the “Class A Stock”) and 1,333,985 shares of Class B Voting Common Stock, par value $0.01 per share (the “Class B Stock”). On September 20, 2000, Citadel Holding Corporation issued 2,622,466 shares of its Class A Stock and 655,616 shares of its Class B Stock to acquire, through a subsidiary merger, the assets and business of Off Broadway Investments, Inc., which thereafter changed its name to Liberty Theaters, Inc. Liberty Theaters was, at that time, the operator of the three Manhattan live theaters now owned by the Company, and the owner of the fee interests in two of those theaters.

      As previously mentioned, on December 31, 2001, Citadel Holding Corporation consolidated with Craig Corporation (“CRG” and collectively with its consolidated subsidiaries “Craig”) and Reading Entertainment, Inc. (“REI and collectively with its consolidated subsidiaries “Old Reading”), and changed its name to Reading International, Inc. the name by which it is known today. Citadel Holding Corporation, as it existed prior to the Consolidation, is referred to herein as “Citadel.” The Consolidation was structured as a taxable merger of CRG and REI with newly formed subsidiaries of RII in which the holders of CRG common stock, CRG common preference stock and REI common stock received 15,094,432 shares of RII Class A common stock, increasing the total amount of Class A common stock outstanding to 20,484,993 shares. In the Consolidation, each holder of REI common stock received 1.25 shares of RII Class A common stock, and each holder of Craig common stock and Craig common preference stock received 1.17 shares of RII Class A common stock.

Historic Citadel Activities

      Citadel Holding Corporation, prior to the sale of substantially all of its interest in Fidelity Federal Bank in 1994, was originally formed as a savings and loan holding company. Following the sale of its interest in Fidelity, Citadel was principally in the real estate business, owning and operating commercial real estate, and providing real estate advisory services to its affiliate, Old Reading. During this period, Citadel also acquired in 1997 an interest in a California citrus farm known as the Big 4 Ranch, and in 1998 an interest in a Southern California based medical device manufacturer, Gish Biomedical, Inc.

      In 2000, Citadel entered the cinema exhibition and live theater business, principally taking advantage of opportunities for investment in these industries in the United States that, though attractive, were not practically available to Old Reading due to capital restraints. Since the Consolidation, the Company has been principally engaged in the business of owing and operating cinemas and live theaters in the United States, Australia, New Zealand and Puerto Rico, and in ancillary real estate development and management activities. In 2002, Reading divested its interest in the Big 4 Ranch and is currently in the process of liquidating its interest in Gish. These historic Citadel operations are discussed in greater detail below under the heading Certain Historic Investments and Businesses.

Development of Reading’s Cinema and Entertainment-Themed Retail Center Development Activities

      Prior to 1976, Old Reading was principally in the transportation business, owning and operating the Reading Railroad. Following the disposition of substantially all of its rolling stock and active rail lines in 1976, Reading pursued a number of endeavors including the development of One Reading Center, a 600,000 square foot office complex located in Philadelphia, and initiated the activities which led to the development of the Pennsylvania Convention Center on land originally utilized by the Company for railroad purposes. Since 1976, the Company has steadily reduced its railroad real estate holdings.

      In 1993, following the sale of its last major railroad real estate asset — the historic Reading Terminal Headhouse in downtown Philadelphia — Old Reading entered the real estate based segment of the entertainment industry. Since that date, Reading has:

(1) developed a chain of multiplex cinemas in Australia and New Zealand currently comprising 116 screens in seventeen cinemas operating under the “Reading” or “Berkeley” names and featuring principally conventional film product (“Reading International Cinemas”);

(2) developed a chain of principally art and urban cinemas including the Angelika Film Center & Café complexes in Manhattan, Dallas and Houston (the “Reading Domestic Cinemas”), currently comprised of 54 screens in nine cinemas;

(3) acquired and expanded a chain of multiplex cinemas in Puerto Rico currently comprising 52 screens in seven cinemas and featuring conventional film product (“CineVista”); and

(4) acquired seven “off Broadway” style live theaters, located in four fee owned complexes, three in Manhattan and one in Chicago.

      In Australia and New Zealand, Reading is also in the business of developing entertainment-themed retail centers, typically consisting of a multiplex cinema, complementary restaurant and retail uses, and convenient parking, all located on land owned or controlled by the Company. Reading opened the cinema portion of its first entertainment-themed retail center in Perth in December 1999, and the cinema portion of a second and substantially larger entertainment-themed retail center in Auburn, a suburb of Sydney, in September 2000. A third complex was opened in Wellington, the Capital of New Zealand, in March 2002. These three entertainment-themed retail centers have, in the aggregate, approximately 121,933 square feet of restaurant and retail space (in addition to their cinema components), approximately 75% or 91,590 square feet of which is currently under lease or agreement to lease. The Wellington entertainment-themed retail center also includes a nine level, 1,086 space parking garage, which serves as an independent source of revenue providing parking to neighboring businesses and the Te Papa Museum.

      Reading, where feasible, prefers to own the land underlying its cinemas and live theaters. This means that many of Reading’s projects

•	are more capital intensive,

•	during the development phase, have longer lead times and entail greater development risks, and

•	have, at least initially, lower cash returns

than those of companies focusing on the development of cinemas in leased facilities in established or newly developed malls. Reading believes that these risks are reasonably offset by the greater control and flexibility that the ownership of such sites provides to the Company and by the opportunity given to the Company to participate in the enhancement to the value of such land anticipated to result from the consumer traffic generated by a successful cinema operation and/or the passage of time.

      However, as Reading’s cinema exhibition operations have expanded, a larger and larger majority of its screens are being located in leased facilities. Currently 170 of the screens operated directly by the Company or through consolidated or unconsolidated joint ventures are located in twenty-five leased facilities, while 38 screens are located in five owned facilities. In addition, there are 13 screens in three cinemas owned through an unincorporated join venture and 5 screens in two facilities managed by Reading in which Reading has no ownership or leasehold interest.

      In addition to its entertainment-themed retail centers at Perth, Auburn and Wellington, currently in the leasing phase of their development, the Company owns a 124,754 square foot property in a Moonee Ponds, a suburb of Melbourne, which it continues to hold for potential development as an entertainment-themed retail center. The Company also owns a 176,528 square foot site in Newmarket (a suburb of Brisbane) and a 50-acre parcel in Burwood (a suburb of Melbourne), which were originally purchased as possible entertainment-themed retail center sites, but which are currently being held for non-cinema related development. The Brisbane site is currently being developed as a retail shopping center and it is currently anticipated that the Melbourne site will be development as a mixed use residential, commercial and retail project. No assurances can be given that any additional entertainment-themed retail centers will be built by the Company. The Company also owns a 95,530 square foot property adjacent to its Auburn center and a 37,674 square foot property adjacent to its Wellington center which are slated for development complimentary to those centers.

Reading’s Decision to Move out of Puerto Rico

      Reading has determined to focus its future cinema exhibition activities on Australia, New Zealand and the United States. This decision was made in large part due to the adverse competitive situation in Puerto Rico, where one competitor has acquired a greater than 82% market share and continues to build in an already overbuilt cinema market. While Reading has sought relief in the Puerto Rican courts, alleging violation of applicable antitrust laws, it is unlikely, given the pace of antitrust litigation in Puerto Rico, that assistance will be forthcoming within a time frame that would justify continued investment in Puerto Rico by Reading. Accordingly, Reading intends to exit the Puerto Rican market, when feasible. In 1999, Reading wrote down its investment in Puerto Rico from approximately $34,000,000 to approximately $3,000,000. Reading is currently in discussions with a potential buyer for these assets. However, no assurances can be given that these discussions will result in a sale of such assets. Reading intends, even if it is successful in disposing of its Puerto Rico assets, to continue its antitrust litigation in an attempt to recoup some portion of its losses in Puerto Rico. Again, no assurances can be given as to the ultimate outcome of that litigation.

Certain Historic Investments and Businesses

      In addition to its principal cinema and entertainment-themed retail center development activities, Reading continues to wind up its historic railroad related activities, including the sale or other exploitation of its residual real estate interests. Reading currently owns approximately 458 acres of land previously used in connection with its railroad related activities, most of which is located in Delaware and Pennsylvania.

      Reading also owns a 95,752 square foot office building with an associated 378 space parking garage and 50 space parking lot in Glendale, California, which is fully leased. The Glendale building was originally owned by Citadel and served as the executive headquarters for Fidelity Federal Bank, FSB, at the time Fidelity was owned by Citadel.

      In 1997, Citadel acquired a 40% general partnership interest in three agricultural partnerships (the “Agricultural Partnerships”), and an 80% membership interest in the farming company, Big 4 Farming, LLC (“Big 4 Farming”), which managed and farmed the properties owned by the Agricultural Partnerships. The Agricultural Partnerships owned approximately 1,600 acres of property in Kern County California, approximately 1,100 acres of which were improved with citrus orchards (“Big 4 Ranch”). Following the Consolidation, Reading determined to dispose of its interest in the Big 4 Ranch and to focus on its cinema, live theater and ancillary real estate businesses and in July 2002, the Agricultural Partnerships reconveyed their interests in the Big 4 Ranch to the original owner of the ranch in consideration of the satisfaction of all liabilities under the purchase money mortgage encumbering the ranch.

      In 1998, Citadel acquired 398,850 shares representing approximately 11.6% of the outstanding shares of Gish Biomedical, Inc. (“Gish”). From time to time Citadel purchased additional Gish shares, and the Company at December 31, 2002 held 583,900 shares representing approximately 16.3% of the outstanding shares of Gish. The initial purchase transaction was brought to Citadel by Value Asset Fund Limited

Partnership (“VAF”), which currently owns approximately 587,300 shares representing approximately 16.4% of the outstanding shares of Gish. Citadels investment in Gish was acquired at a cost of approximately $1,435,000 or $2.46 per share. Reading currently carries this investment at $1,016,000 or $1.74 per share. Reading began liquidating its investment in Gish in 2003, and as of March 26, 2003 had reduced its holdings to 375,037 shares. The Gish investment has been a completely passive investment on the part of Reading. Except for James J. Cotter, Jr. (the son of James J. Cotter, the Chairman and Chief Executive Officer of Reading and a director of RII since March 2002) who served as a Gish director until immediately prior to his election to the RII Board of Directors, neither Reading nor any of its officers or directors has had any involvement or participation in the management or strategic direction of Gish.

Reading’s Focus Moving Forward

      Reading sees itself principally as a cinema and live theater exhibition company, but with a focus on real estate oriented assets. Currently, Reading, either directly or through joint venture interests, owns, or has the option to acquire at a fixed price, the fee interest in eight of its cinemas. Reading holds another three cinemas under long-term leases that permit a change of use of the property. In addition, Reading owns:

•	the fee interest in all of its live theater complexes (three of which are located in Manhattan and one of which is located in Chicago);

•	three in-fill suburban development sites in Australia (including a 50 acre parcel in suburban Melbourne);

•	additional developable land contiguous to its Auburn and Wellington entertainment-themed retail centers (95,530 and 37,674 square feet, respectively);

•	a 95,752 square foot office building in Glendale, California; and

•	various miscellaneous land holdings related to its historic railroad activities.

      Accordingly, while it considers itself to be primarily in the cinema and live theater operating businesses, Reading also looks to build shareholder value through the appreciation of its real estate holdings and the opportunistic sale or development of these properties as dictated by their highest and best use from time to time.

      A significant focus of the Company in 2003 is anticipated to be the development of an approximately 82,000 square foot shopping center on its Newmarket property, the development of an approximately 150,000 square foot shopping center and art cinema complex as phase two of its Wellington entertainment-themed retail center, and master planning the development of its Burwood property as a multi-use project featuring residential, commercial and retail uses.

Financing Structure and Sources

      Reading currently uses a combination of fixed rate first mortgage finance and lines of credit to finance its assets and operations. Typically, Reading has used local currency financings with respect to its international activities. At the present time Reading’s borrowings may be summarized as follows:

1. Domestic Based Borrowings:

•	$11 million non-recourse fixed rate first mortgage loan secured by its Glendale office building.

•	$3.5 million non-recourse fixed rate first mortgage loan secured by its Union Square property, located at 100 E. 17th Street, New York, New York.

•	$2.5 million LIBOR based first mortgage loan secured by its Royal George Theater property, located at 1633 N. Halsted, Chicago, Illinois.

2. Australian Based Borrowings:

•	AUS$30 million revolving bank line of credit loan to Reading Entertainment Australia Pty., Limited (“REA”) secured by a fixed and floating lien on all of the assets of REA and of its wholly owned subsidiaries (currently comprising substantially all of Reading’s assets in Australia). REA currently holds, directly or indirectly, all of Reading’s real estate and operating interests in Australia. The loan is without recourse to Reading’s assets outside of Australia.

3. New Zealand Based Borrowings:

•	NZ$34.5 million bank credit facility to Reading New Zealand Limited (collectively with its consolidated subsidiaries “Reading New Zealand”) used to fund the construction of Reading’s Wellington entertainment-themed retail center, and secured by a fixed and floating charge against the center. The loan is without recourse to Reading’s assets outside of New Zealand.

•	NZ$7 million bank credit facility secured by the three cinemas owned and operated by Berkeley Cinemas (in which Reading New Zealand holds a 50% joint venture interest). Two of these properties are owned in fee. The loan is guaranteed by Reading New Zealand to the extent of its interest in the joint venture. The loan is without recourse to Reading’s assets other than its interest in Berkeley Cinemas.

4. Off-Balance Sheet Financing Sources:

•	In September 2000, Reading acquired from Sutton Hill Capital LLC (“Sutton Hill”) the Manhattan based City Cinemas circuit in a transaction structured as a 10 year operating lease (the “City Cinemas Operating Lease”) with options both to extend the lease for an additional 10 year term or, in the alternative, to purchase the improvements and certain of the land assets underlying that lease (the “City Cinemas Purchase Option”). The aggregate exercise price of the City Cinemas Purchase Option was $48 million. Incident to that transaction, Reading paid an option fee of $5 million (to be applied against the option exercise price, if exercised) and agreed to lend to Sutton Hill (the “City Cinemas Standby Credit Facility”) up to $28 million, beginning in July 2007 (the principal balance and accrued interest on any such loan also to be applied against the option exercise price, if exercised). Generally speaking, the interest rate on the City Cinemas Standby Credit Facility equates to the yield rate used to calculate the rent under the operating lease, using an underlying asset value of $48 million for the assets subject to the operating lease adjusted for the $5 million option fee. Included among the City Cinema assets was the Murray Hill cinema. Reading has no legal obligation to exercise either the option to extend the City Cinemas Operating lease or the City Cinemas Purchase Option. If Reading elects not to exercise the City Cinemas Purchase Option, then the City Cinemas Standby Credit Facility will be entirely due and payable on December 1, 2010. Recourse is limited to the assets of Sutton Hill which consist entirely of the assets subject to the City Cinemas Purchase Option.

•	In February 2002, Sutton Hill, with Reading’s consent, sold its interest in the Murray Hill cinema for $10 million. The City Cinemas Operating Lease has been modified to reduce the rent payable there under by approximately $825,000 per year. The City Cinemas Purchase Option has been amended to remove the Murray Hill assets and to reduce the option exercise price to $38 million, and the City Cinemas Credit Facility has been reduced to $18 million.

      At December 31, 2002, Reading had assets valued for balance sheet purposes at approximately $182,772,000 and no indebtedness for borrowed money other than that discussed in the preceding paragraphs, all of which, other than the obligation to pay rent under the City Cinemas Operating Lease and to make the loan under the related City Cinema Standby Credit Facility, is tied to specific assets or to specific groups of assets. Included within this book value at December 31, 2002, were (a) property and equipment with an aggregate book value of approximately $101,481,000 and (b) property held for development with an aggregate net book value of approximately $19,745,000. Berkeley Cinemas net assets at December 31, 2002, which are not included in Reading’s Consolidated Balance Sheet, were approximately $1,755,000 (NZ$3,350,000) including property and equipment valued for book purposes at $6,327,000 (NZ$12,077,000).

Description of Business

      Reading is primarily engaged in

•	the development, ownership and operation in Australia, New Zealand, the United States and Puerto Rico of multiplex cinemas;

•	the development, ownership and operation in Australia and New Zealand of cinema based entertainment-themed retail centers;

•	the ownership and operating of “Off Broadway” style live theaters; and

•	as a business ancillary to its cinema and theater businesses, the development, ownership and operation of real property.

      While exceptions may be made from time to time with respect to certain well-situated cinemas with proven or projected draw, it is Reading’s general intention to develop or acquire principally state-of-the-art multiplex venues. With respect to new cinema construction, it is the Company’s intention to concentrate primarily upon a stadium-seating format, and to feature wall-to-wall screens with state-of-the-art projection and sound. Where possible, Reading prefers to own rather than to lease properties. However, as the Company’s cinema circuit has grown, leasehold interest have become predominant.

      In the future, the Company intends to focus on cinema exhibition, entertainment-themed retail center development and management, and commercial real estate development and management in Australia and New Zealand and, to a lesser extent, on cinema exhibition and live theater exhibition in the United States. Reading intends to move out of the Puerto Rican cinema market, to the extent feasible.

      Reading anticipates that it will also be engaged from time to time, directly or indirectly, in the development of properties initially acquired in connection with its cinema and live theater businesses, but which have greater value applied to alternative uses. To date, Reading has developed three cinema based entertainment-themed retail centers, located in Perth and Auburn (a suburb of Sydney) in Australia and in Wellington, the capital of New Zealand.

      Reading currently holds three additional properties, in suburbs of Melbourne and Brisbane, each of which was initially acquired as, and one of which is still under consideration as, a possible cinema based entertainment site. It is currently anticipated that Reading’s 50 acre parcel in Burwood (a suburb of Melbourne), will be joint ventured for mixed use (residential, office and retail) with one or more Australian based developers. Reading’s 176,528 square foot parcel in Newmarket (a suburb of Brisbane) is currently being developed as a shopping center. Reading’s 124,754 square foot property in Moonee Ponds (a suburb of Melbourne) is still under consideration for development as a cinema based entertainment site. However, it may ultimately be developed for other purposes or sold.

      In connection with the release of its interest in the approximately 15,700 square foot Murray Hill cinema property on 34th Street in Manhattan, Reading has received an option to either (a) receive a payment from the purchaser of $500,000 for its interest in the property, or (b) to acquire at developer’s cost a 25% interest in the combined development of the approximately 118,000 square foot development currently being constructed on that property and the adjacent 3,703 square foot property. No determination has yet been made whether or not to exercise this option.

Reading Cinemas (Australia and New Zealand)

General

      Reading currently owns or operates thirteen cinemas, consisting of 93 screens, in Australia, and one cinema with 10 screens in Wellington, New Zealand, owns a 50% unincorporated joint venture interest in three cinemas, consisting of 13 screens in the Auckland area of New Zealand and has agreed to acquire a 33% unincorporated joint venture interest in a 16 screen cinema in the Brisbane area of Australia. The Company has entered into a lease with respect to a new 8-screen cinema currently under development in Christchurch, New Zealand, which will be held on a 50/50 basis through its New Zealand joint venture.

      Reading commenced activities in Australia in mid-1995, and conducts business in Australia through its wholly owned subsidiary, Reading Entertainment Australia Pty. Limited (“REA” and, collectively with its consolidated subsidiaries, “Reading Australia”). Reading Australia is currently engaged in the development and operation of multiplex cinemas featuring conventional film product and the development of entertainment-themed retail centers in Australia. Reading Australia’s 93 screens are located in nine leased, and four owned locations. The Brisbane joint venture interest described above will be in a leased cinema complex.

      Reading commenced operations in New Zealand in 1997 and conducts operations in New Zealand through its wholly owned affiliate, Reading New Zealand Limited (“RNZ” and collectively with its consolidated subsidiaries, “Reading New Zealand”). At the present time, all of Reading’s cinema interests in the Auckland area are held through a 50/50 unincorporated joint venture with an experienced cinema operator (“Berkeley Cinemas”). The joint venture currently operates three cinemas representing 13 screens at two owned and one leased facility. The 10-screen cinema opened at Reading New Zealand’s Wellington entertainment-themed retail center is owned by Reading New Zealand and managed by Reading Australia.

      Reading’s Australian and New Zealand cinemas derive approximately 70% and 54% of their revenues from box office receipts, respectively. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of state and local sales or service taxes. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by the exhibitor. Film distributors may supplementally advertise certain feature films with the costs generally paid by distributors. Film rental averages approximately 45% of box office.

      Concession sales account for approximately 21% of total revenues. Concession products primarily include popcorn, candy and soda, although certain of Reading’s Australia and New Zealand cinemas have areas licensed for the sale and consumption of alcoholic beverages. During 2002, Reading realized a gross margin of approximately 74% on concession sales.

      Screen advertising revenues contributed approximately 4% of total revenues in 2002. However, there is some uncertainty as to whether screen advertising revenues will continue at historical rates following the near bankruptcy in 2002 of the largest purveyor of screen advertising in Australia and the acquisition of this company, Val Morgan, by Reading Australia’s competitors. See Competition below. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

Entertainment-Themed Retail Center Development

Existing Entertainment-Themed Retail Center Projects

      Reading Australia and Reading New Zealand are also engaged in the development of entertainment-themed retail centers that typically consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking, all on land owned or controlled by Reading. In December 1999, Reading opened the cinema portion of its first entertainment-themed retail center in Australia. Located in Perth, the entertainment-themed retail center includes a 10-screen cinema and approximately 19,138 square feet of restaurant and retail space. Reading opened the multiplex cinema component of its second entertainment-themed retail center in September 2000. That entertainment-themed retail center, located in the Sydney suburb of Auburn, near the site of the Sydney Olympic Village, includes a 10-screen cinema and approximately 59,169 square feet of retail space, and approximately 287,730 square feet of subterranean parking garage. In March 2002, Reading opened its Wellington entertainment-themed retail center, comprised of a 10 screen cinema, approximately 43,626 square feet of restaurant and retail space, and 1,086 parking spaces located in an adjacent nine level parking garage.

      Reading has, to date, entered into lease agreements with respect to 43% of the restaurant and retail space in its Perth center, 78% of its restaurant and retail space in its Auburn center and 85% of its restaurant and retail space in its Wellington center. Reading also owns two parcels of developable land (95,530 square feet and 37,674 square feet, respectively) contiguous to its Auburn and Wellington entertainment-themed retail centers.

      Reading is currently working on the second phase of its Wellington entertainment-themed retail center, anticipated to consist of approximately 110,000 square feet of retail space and a multi-screen art and specialty cinema.

Discontinued Entertainment-Themed Retail Center Projects

      Reading initially contemplated four more entertainment-themed retail centers to be located at Whitehorse Shopping Center, Burwood and, Moonee Ponds in the Melbourne area and at Newmarket in the Brisbane area, and acquired either directly, or in the case of Whitehorse, through a joint venture, interests in each of these properties. However, as discussed in greater detail below, the Whitehorse project has been abandoned and the property sold. The cinema components of the projects at Burwood and Newmarket have been dropped, although the Company still intends to retain and develop these properties. In the case of Burwood, it is anticipated that this development activity will take place through a development joint venture with one or more experienced Australia based developers. In the case of Newmarket, the Company has retained a construction manager, and is in the process of directly developing the property as a retail center. Accordingly, only Moonee Ponds is still under active consideration as an entertainment-themed retail center site. However, no assurances can be given that the entertainment component of this location will not also be dropped in favor of a mixed-use retail and residential development or other disposition of the property.

      Whitehorse Shopping Center. In November 2001, Reading sold its interest in the Whitehorse shopping center, a retail shopping center located on leased land in the Melbourne suburb of Whitehorse (the “Whitehorse Center”). The Whitehorse Center was initially owned by Reading Australia in a 50/50 joint venture with a local developer. Unfortunately, Reading’s plans for the redevelopment of the Whitehorse Center encountered substantial opposition from competing cinema and real estate interests, resulting in substantial delays for the project. In addition, Reading’s joint venture partner did not prove to be the source of financial strength that was anticipated by Reading at the time it entered into the joint venture, and ultimately Reading was compelled to take over the Whitehorse Center incident to the satisfaction of the first mortgage loan held on the center by an institutional lender. During the development process, significant additional cinema competition developed and anticipated returns from both the cinemas and the shopping center declined, making the project unattractive for Reading to pursue on its own. Accordingly, Reading ultimately elected to sell the Whitehorse Center to liquidate the first mortgage debt. The property was sold in November 2001.

      Burwood. In 1995, Reading entered into a contract to acquire approximately 50 acres of land in the Burwood suburb of Melbourne and ultimately purchased the site in 1996. Due to a change in government land use policy, this site cannot currently be used for cinema exhibition. Reading is now in negotiations with several potential joint venture partners to develop a mixed residential, retail, and commercial development on the site. As the Company’s Australian bank lender has agreed to release this property from the collateral package securing REA’s line of credit, it is currently anticipated that the project will be financed in stages using the Company’s equity in the land.

      Newmarket. In 1997, Reading acquired an approximately 176,528 square foot parcel in Newmarket, a suburb of Brisbane, as a potential entertainment-themed retail center site. The property is currently improved with retail space, including a facility licensed for limited gambling and liquor sales. Upon review, Reading has determined to redevelop the property as a retail center and not as an entertainment-themed retail center, but in a manner that preserves the sites’ licensing for gambling and liquor sales. The Company has entered into a construction management contract with respect to the project, and is in negotiations with potential anchor tenants. As the Company’s Australian bank lender has agreed to release this property from the collateral package securing REA’s line of credit, it is currently anticipated that the project will be financed on a stand alone basis using the Company’s equity in the land and in-place agreements to lease with the project’s anchor tenants.

Potential Entertainment-Themed Retail Center Projects Currently Under Review

      Reading is currently reviewing its one remaining entertainment-themed retail center project at Moonee Ponds in Victoria, and may ultimately determine not to proceed with that project. Where a decision not to proceed is made with respect to land held by Reading for entertainment-themed retail center development purposes, Reading intends to either sell that land or apply it to other purpose.

      Summarized below are the properties held by the Company as entertainment-themed retail centers (Auburn, Perth and Wellington), or which are currently under review for development as entertainment-themed retail centers (Moonee Ponds). No assurance can be given that any of the properties held for development entertainment-themed retail center locations will ever be developed:

		Approximate
	Land Size	Cinema Size	Improvements
Site	in Sq. Feet	in Sq. Feet	in Sq. Feet

Australia
Auburn, NSW	499,122	56,693	115,862
Perth (Belmont)	103,204	40,687	67,220
Moonee Ponds, Victoria	124,754	—	—
Newmarket, Queensland	176,528	—	—
New Zealand
Wellington-Courtenay Central(1)	114,130	65,800	109,426

(1) The Company is currently working on the development of phase two of its Wellington entertainment-themed retail center, anticipated to consist of approximately 110,000 square feet of retail space, a multi-screen art and specialty cinemas. The figures set out in the chart do not reflect the construction of this phase two development.

Joint Venture Cinemas

      Two of the Company’s cinemas, consisting of 11 screens and located in country towns, are owned by Australia Country Cinemas Pty, Limited (“ACC”), a company owned 75% by Reading Australia and 25% by a company owned by an individual familiar with the market for cinemas in country towns. ACC has a limited right of first refusal to develop any cinema sites identified by Reading Australia or such individual that are located in country towns.

      One of the Company’s cinemas, a 5-screen facility in Melbourne, is owned by an unincorporated joint venture in which the Company has a 66.6% unincorporated joint venture interest with the original owner.

      Reading New Zealand has a 50% unincorporated joint venture interest in a 5 screen multiplex cinema located in Whangaparoa, a 4 screen multiplex cinema located in Mission Bay, and a 4 screen cinema located in Takapuna, all of which are operated under the Berkeley Cinemas name. All of these communities are in the greater Auckland metropolitan area. Reading New Zealand’s partner in these ventures is an experienced cinema owner and operator. Two of the joint venture cinemas are fee properties and the third is leased. Since Berkeley Cinemas is an unincorporated joint venture, Reading owns direct undivided interests in the fees and the lease, equipment and business comprising the joint venture’s assets. The joint venture has also entered into an agreement fore lease with respect to an 8-screen cinema currently under construction in Christchurch.

      Reading Australia has also agreed to acquire a 33.3% unincorporated joint venture interest in a 16 screen multiplex cinema located in a suburb of Brisbane, and operated under the Birch Caroll & Coyle name. Since this is an unincorporated joint venture, Reading will hold its 33% interest directly as an undivided interest in the lease, equipment and business comprising this cinema asset.

Certain Real Estate Development Risk Factors

      At the present time, Reading’s activities in Australia and New Zealand are in material part speculative real estate development activities. While, in each case other than the 50 acre Burwood site and the 176,528 square foot Newmarket site, Reading is, or is anticipated to be, its own anchor tenant, the success of the real estate aspects of Reading’s business will depend upon a number of variables and are subject to a number of risks, some of which are outside of Reading’s control. These variables and risks include, without limitation:

•	construction risks, such as weather, unknown and unknowable site conditions, and the availability and cost of materials and labor;

•	leasing risk with respect to ancillary space being constructed in connection with the entertainment-themed retail centers — in certain cases such ancillary space constitutes a substantial portion of the net leasable area of a particular entertainment-themed retail center;

•	political risk, such as the possible change in midstream of existing zoning or development laws to accommodate competitive interests at Burwood; and

•	financing risks, such as the risk of investing U.S. dollars in Australia during times of currency exchange rate instability, and the difficulties of acquiring construction financing.

      In light of these risks, no assurances can be given that the Reading will be able to accomplish its real estate business objectives in Australia and/or New Zealand. Furthermore, even if those objectives are eventually achieved, the realization of these objectives may require a longer period of time and a greater level of developmental costs than currently anticipated by Reading.

Management of Cinemas

      Reading Australia’s cinemas and Reading New Zealand’s Wellington cinema are managed by employees of Reading. Reading New Zealand’s cinemas, other than the Wellington cinema, are operated by Berkeley Cinemas, in which Reading New Zealand is a 50% joint venture partner. Reading’s employees are actively involved in the management of Berkeley Cinemas. The 16-screen joint venture cinema located in a suburb of Brisbane will be operated under a management committee over which each of the joint venturers will hold veto power, and will be managed by Birch Caroll & Coyle.

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

      The ceremonial supreme executive is the British monarch, represented by the governor-general and in each of the six states by a governor. These officials are appointed by the British monarch, but appointments are nearly always recommended by the Australian government. True executive power rests with the prime minister, the leader of the majority party in the House of Representatives. The legislature is bicameral, with a Senate and a House of Representatives, and the ministers are appointed by the prime minister from the membership of the House and the Senate. The organization of the state government is similar to that of the central government. Each state has an appointed governor, an elected premier and a legislature.

      Although Australia is the sixth largest country in the world in landmass, it only has a population of approximately 19.8 million people. This population is concentrated in a few coastal urban areas, with approximately 4 million in the greater Sydney area, 3.4 million in the greater Melbourne area, 1.6 million in the Brisbane area, 1.4 million in Perth and 1.1 million in Adelaide. Australia is one of the richest countries in the world in terms of natural resources per capita and one of the most economically developed countries in the world, although vast areas of the interior, known as “the Outback,” remain all but uninhabited. The principal language is English, and the largest part of the population traces its origin to Britain and Europe, although an increasing portion of the population has emigrated from the Far East. Australian taste in film has historically been similar to that of American audiences.

      Internal trade is dominated by the two most populous states, New South Wales (mainly Sydney) and Victoria (mainly Melbourne). Together these two states account for a majority of all wholesale trade and approximately 70% of all retail sales. At the present time, Australia’s principal trading partners are the United States and Japan.

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

Background Information Concerning New Zealand

      New Zealand is also a self-governing member of the Commonwealth of Nations. It is comprised of two large islands, and numerous small islands, with a total land area of approximately 104,500 square miles. The country has a population of approximately 4 million people, most of who are of European descent and the principal language is English. Wellington, with a population of approximately 420,000, is the capital and Auckland, with a population of approximately 1.2 million, is the largest city. Most of the population lives in urban areas.

      New Zealand is a prosperous country with a high standard of social services. The national economy is largely dependent upon the export of raw and processed foods, timber and wool. Principally a trading nation, New Zealand exports about 30% of its gross national product. In the past (particularly before the United Kingdom entered the Common Market in 1973), New Zealand’s marketing focused on a small number of countries, principally the United Kingdom. Currently, only approximately 10% of New Zealand’s trade is with the United Kingdom, with Japan and Australia being its principal trading partners. While no country currently accounts for more than 20% of its exports, its economy remains sensitive to fluctuations and demand for its principal exports.

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

Licensing/Pricing

      Films are licensed under agreements with major film distributors and several local distributors who distribute specialized films. Film exhibitors are provided with an opportunity to view films prior to negotiating with the film distributor the commercial terms applicable to its release. Films are licensed on a film-by-film, theater-by-theater basis. Reading Australia and Reading New Zealand license films from all film distributors as appropriate to each location. Generally, film payment terms are based upon various formulas that provide for payments based upon a specified percentage of box office receipts.

Competition

      The film exhibition market in Australia and New Zealand is highly concentrated and, in certain cases, vertically integrated. The principal exhibitors in Australia and New Zealand include Village Roadshow Limited (“Village”) with approximately 587 screens in Australia and 76 screens in New Zealand, Greater Union/ Birch Carroll & Coyle with approximately 460 screens in Australia and Hoyts Cinemas (“Hoyts”) with approximately 500 screens in Australia and 70 screens in New Zealand. These figures, however, understate in certain respects the degree of concentration in Australia and New Zealand. Typically, the Major Exhibitors (Village, Greater Union and Hoyts) own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas. Accordingly, Reading believes it likely that the Major Exhibitors may control upwards of 60% of the total cinema box office in Australia and New Zealand.

      The Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under shared facility arrangements, and have historically not engaged in head-to-head competition, except in the downtown areas of Sydney and Melbourne. However, in Sydney, the Major Exhibitors have entered into an agreement under which they share a recently redeveloped 17-screen cinema in the George Street entertainment district. In other markets, two or more of the Major Exhibitors have formed joint ventures to own and operate new multiplex cinemas. More recently, Hoyts Greater Union and Village formed a joint venture to acquire the largest screen advertising company in Australia. Accordingly, there are significant business interrelations between Australia’s three principal film exhibition companies.

      Recently, Reading has agreed to acquire a 33% unincorporated joint venture interest in an existing 16 screen cinema located in suburban Brisbane which is currently owned in principal part by Village and Birch Carroll & Coyle. This marks Reading’s first joint venture arrangement with any of the Major Exhibitors.

      Greater Union is the owner of Birch Carroll & Coyle. Generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by a joint venture comprised of Greater Union, Village, and Warner Bros., but recently Village and Greater Union have announced a deal to buyout Warner Bros.’ interest on a 50/ 50 basis. These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately AUS$830.7 million at June 30, 2002. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately AUS$413.5 million at June 30, 2002. Hoyts Cinemas does not separately publish financial reports as it has been acquired by a major Australian media and entertainment company, Consolidated Press Holdings, which is controlled by Kerry Packer. Mr. Packer is considered one of the wealthiest men in Australia with a net worth estimated at AUS$5.9 billion.

      The industry is also somewhat vertically integrated in that Roadshow Film Distributors which serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors.

      In the view of Reading, the principal competitive restraint on the development of its business in Australia and New Zealand is the limited availability of good sites, as Reading now receives access to substantially all first run film on competitive terms at all of its cinemas. Reading’s competitors and certain major commercial real estate interests have historically used land use development laws and regulations in Australia to prevent or delay the construction of freestanding cinemas in new entertainment oriented complexes, particularly where those complexes are located outside of an established central business district or shopping center development.

      In December 2002, the Major Exhibitors acquired Val Morgan, the principle lessor of screen advertising space in Australia and New Zealand. During 2002 and 2001, Reading received approximately $1,254,000 (AUS$1,942,433 and NZ$308,155) and $902,000 (AUS$1,762,925) respectively from Val Morgan for screen advertising. Reading’s contract with Val Morgan expires on July 1, 2003. Notwithstanding concerns expressed by Reading and other Independent Exhibitors to the Australian Consumer and Competition Commission (the “ACCC”) that such an arrangement would give the Major Exhibitors an unfair competitive advantage in the area of screen advertising, the ACCC ultimately approved the acquisition due to concerns that but for the intervention of the Major Exhibitors Val Morgan would fail. Under the terms approved by the ACCC, net revenues are to be split 50/ 50 between Val Morgan and Reading from the advertising shown at Reading’s cinemas. However, Reading has no control over Val Morgan’s costs and in light of the fact that Val Morgan was unable to operate profitably under its prior contracts with exhibitors, it is likely that future revenues from screen advertising will be less, and may be materially less, than those realized in 2001 and 2002.

Currency Risk

      Generally speaking, Reading does not engage in currency hedging. Reading presently intends, to the fullest extent possible, to operate its Australian and New Zealand operations on a self-funding basis. The book value, stated in U.S. dollars, of Reading’s net assets in Australia and New Zealand, (assets less third party liabilities, but without deduction for intercompany debt), at December 31, 2002 are as follows (dollars in thousands):

Net Assets

Reading Australia	$28,068
Reading New Zealand	8,126

$36,194

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

      At the present time, the Australian and New Zealand dollars are trading at the lower third of their historic 25-year range vis-à-vis the U.S. dollar. Set forth below is a chart of the exchange ratios between these three currencies over the past ten years.

Exchange Rates

Exchange Rates Graph

	$US/NZ$	$US/AUS$

1991	0.54051	0.75955
1992	0.51396	0.68914
1993	0.55869	0.67903
1994	0.64008	0.77527
1995	0.65395	0.74349
1996	0.70750	0.79483
1997	0.58022	0.65153
1998	0.52663	0.61281
1999	0.52249	0.65697
2000	0.44261	0.55633
2001	0.41610	0.51170
2002	0.52390	0.56250

Seasonality

      Major films are generally released to coincide with the school holiday trading periods, particularly the summer holidays. Accordingly, Reading Australia and Reading New Zealand record greater revenues and earnings during the first half of the calendar year.

Employees

      Reading Australia has 26 full time executive and administrative employees and approximately 550 cinema level employees. Reading New Zealand currently has approximately 100 employees at its Wellington entertainment-themed retail center, which is managed by Reading Australia. Berkeley Cinemas has 5 full time executive and administrative employees and approximately 95 cinema employees. The Company believes its relations with its employees to be good.

Reading Domestic Cinemas

     General

      Reading currently operates 54 screens in ten cinemas in the United States (including two managed cinemas with 5 screens) and has entered into an agreement to operate an additional five screens in a new art and specialty cinema currently under construction in Plano, Texas. Reading’s domestic cinema operations focus on the exhibition of mainstream general release film in its conventional cinemas, such as the Cinemas 1, 2 & 3 and 86th Street Playhouse in Manhattan and the Manville 12 in Manville, New Jersey, and on the exhibition of art and specialty film at its art cinemas such as the Angelika Film Centers in Manhattan, Dallas and Houston. Reading does not currently have any plans to develop new cinemas in the United States, but will likely consider adding to its cinema chain through the acquisition of existing cinemas being divested by other exhibitors, particularly where those cinemas offer critical mass in a particular marketplace or offer a reasonable opportunity to expand Reading’s art specialty circuit. Also, Reading will continue to offer to manage cinemas owned by third parties, particularly where those cinemas feature art or specialty product.

      All the Company’s domestic cinemas are leased, other than the 86th Street Playhouse and Paris in Manhattan which are operated under management agreements. The Angelika cinema in Manhattan is owned by a limited liability company owned 50/50 by Reading and a subsidiary of National Auto Credit but managed by the Company. The Company has the option to purchase the fee interest underlying its Sutton Cinema in Manhattan. The Manville 12 is leased pursuant to a ground lease through April 2024, which allows the property to be used, at Reading’s discretion, for other retail uses.

      The cinema exhibition industry is in the midst of a major retrenchment and consolidation, creating considerable uncertainty as to the direction of the domestic film exhibition industry, and Reading’s role in that industry. Several major cinema exhibition companies have gone through bankruptcy over the past few years, or are being otherwise financially restructured. Regal Cinemas has emerged from bankruptcy and combined with Edwards and United Artists (which also went through bankruptcy) to create a 5,663-screen, 524 cinema circuit. In addition, Regal has announced an agreement to acquire 554 screens in 52 cinemas currently owned by Hoyts. Loews has likewise emerged from bankruptcy and now has approximately 2,451 screens in 264 cinemas located largely in principal urban markets in the US, Canada, and Europe. Landmark Theaters, the largest art and specialty film exhibitor in the United States, has also emerged from bankruptcy and is now owned by a large investment fund, that also has, directly or through its affiliates, material ownership interests in Loews and Regal. These companies, having used bankruptcy to restructure their debt and to rid themselves of burdensome leases and in some cases to consolidate, are now much stronger competitors than they were just a few years ago.

      A significant number of older conventional screens have, as a result of this consolidation process, been taken out of the market. It is estimated that the total domestic screen count has decreased from 36,110 in 2001 to 35,289 in 2002. Industry analysts project further consolidation in the industry, as players such as Cablevision seek to divest their domestic cinema exhibition assets. However, some issues have risen as to potential anti-trust limitations on such consolidation. For example, a recently announced plan to sell Landmark to the controlling stockholder of Loews was called off due, according to the parties, to regulatory issues. Accordingly, while recent developments have, in the view of management, in some ways aided the overall health of the domestic cinema exhibition industry, there remains considerable uncertainty as to the impact of this consolidation trend on Reading and its domestic cinema exhibition business, as it is forced to compete with these stronger and reinvigorated competitors and their significant market share commanded by these competitors.

      There is also considerable uncertainty as to the future of digital exhibition and in-the-home entertainment alternatives. In the case of digital exhibition, there is currently considerable discussion within the industry as to the benefits and detriments of moving from conventional film projection to digital projection technology. There are issues (i) as to when it will be available on an economically attractive bases, (ii) as to who will pay for the conversion from conventional to digital technology between exhibitors and distributors, (iii) as to what the impact will be on film licensing expense, and (iv) as to how to deal with security and potential pirating issues if film is distributed in a digital format. In the case of in-the-home entertainment alternatives, the industry is faced with the significant leaps achieved in recent periods in both the quality and affordability of in-the-home entertainment systems and in the accessibility to entertainment programming through cable, satellite and DVD distribution channels. These are issues common to both Reading’s domestic and international cinema operations.

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

      Reading’s domestic cinemas derive approximately 75% of their revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of state and local sales or service taxes. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by Reading. Film distributors may supplementally advertise certain feature films with the costs generally paid by distributors. Film rental represented approximately 40% of box office for 2002.

      Concession sales account for approximately 19% of total revenues. Concession products primarily include popcorn, candy and soda, but Reading’s art cinemas typically offer a wider variety of concession offerings. Reading’s Angelika cinemas in Manhattan, Dallas and Houston include café facilities, and the operations in Dallas and Houston are licensed to sell alcoholic beverages. Reading’s domestic cinemas achieved a gross margin on concession sales of approximately 83% for 2002.

      Screen advertising revenues contribute approximately 4% of total revenues. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

     Licensing/ Pricing

      Film product is available from a variety of sources ranging from the major film distributors such as Columbia, Disney, Buena Vista, MGM, Warner Bros and Universal, and from a variety of smaller independent film distributors such as Miramax. The market for mainstream conventional film is principally dominated by the major distributors. Similarly, most art and specialty film today comes from the art and specialty divisions of these major distributors, such as Fox’ Searchlight and Disney’s Miramax. Generally speaking, film payment terms are based upon an agreed upon percentage of box office receipts. Recent periods have seen an unusually high percentage of films with truncated exhibition runs, which has adversely impacted the margins available to exhibitors. At least in recent periods, with the surplus of screens currently available to distributors, bargaining power has been on the side of the distributors and not on the side of the exhibitors. While there is uncertainty as to whether this will continue, given the recent development of mega circuits such as Royal and Loews, no assurance can be given that Reading’s domestic cinemas would benefit from the exercise of the market power by circuits such as Regal and Loews. Indeed, as discussed below, in certain situations, Reading believes that its access to first-run film has been adversely affected by the market power exhibitors such as Regal and Loews.

     Competition

      The principal factor in the success or failure of a particular cinema is access to popular film products. If a particular film is only offered at one cinema in a given market, then customers wishing to see that film will, of necessity, go to that cinema. If two or more cinemas in the same market offer the same film, then customers will typically take into account factors such as the relative convenience and quality of the various cinemas. In many markets, the number of prints in distribution is less than the number of exhibitors seeking that film for that market, and distributors typically take the position that they are free to provide or not provide their films to particular exhibitors, at their complete and absolute discretion.

      Competition for films can, accordingly, be intense, depending upon the number of cinemas in a particular market. Reading’s ability to obtain top grossing first run feature films may be adversely impacted by its comparatively small size, and the limited number of screens it can supply to distributors. Moreover, as a result of the dramatic and recent consolidation of screens into the hands of a few very large and powerful exhibitors such as Regal and Loews, these mega exhibition companies are in a position to offer distributors access to many more screens in major markets than can Reading. Accordingly, distributors may decide to give preferences to these mega exhibitors when it comes to licensing top grossing films, rather than to deal with independents such as Reading. The situation is different in Australia and New Zealand where typically every multiplex has access to all of the film then currently in distribution, regardless of the ownership of that multiplex.

      On March 18, 2003, Reading and Sutton Hill Capital, LLC filed a complaint against Oaktree Capital management LLC, Onex Corporation, Regal Entertainment Group, United Artists Theatre Company, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., the Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh in the United States District Court for the Southern District of New York. The suit alleges, among other things, violations by the defendants of various sections of the Sherman and Clayton Acts, (commonly referred to as the antitrust laws) and New York state law relating to their concerted efforts to deny first-run industry anticipated top grossing commercial films to plaintiff’s Village East Theatre. The complaint also alleges that defendants Oaktree, Onex, Regal and Loews have violated the antitrust laws in acquiring theatre circuits and that defendant Oaktree has violated the antitrust laws by attempting to monopolize the market for the exhibition of first run industry anticipated top grossing commercial films. The complaint further alleges that defendant Oaktree, through its senior officers, unlawfully serves on the boards of directors of both Loews and Regal. The complaint seeks, among other things, damages, an injunction barring the distributor defendants from refusing to license said films to the Village East Theatre and from granting licenses to said films to defendants Regal and Loews that prevent the Village East Theater from exhibiting said films simultaneously with defendants Regal’s and Loew’s theaters. The complaint also seeks an order requiring defendants Regal and Loews to divest a sufficient number of theaters to restore competition in the affect relevant markets, and that defendant Regal Loews, Oaktree and Onex not acquire any further theaters that exhibit said films. The complaint also seeks an order requiring defendant Oaktree to divest its interest in defendant Loews and that the existing interlocking directorships between Loews and Regal be eliminated. It is expected that the defendants will contest the allegations of the complaint. Although the plaintiffs intend to pursue this action vigorously, there can be assurance that plaintiffs will prevail.

      In reaction to this lawsuit, Fox has advised Reading that Fox and its affiliate, Fox Searchlight, will no longer provide film to Reading’s domestic cinemas after existing commitments have been satisfied.

      In addition, the competitive situation facing Reading is uncertain given the ongoing development of in-the-home entertainment alternatives such as DVD, cable and satellite distribution of films, and the increasing quality and declining cost of in-the-home entertainment-themed retail center components:

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

     Employees

      At December 31, 2002 approximately 466 individuals were employed to operate Reading’s domestic cinemas. On January 31, 2003, Reading renegotiated its collective bargaining agreement with the projectionist union and this agreement expires on January 31, 2006. Reading believes its relations with these employees to be good.

Reading Live Theaters (Liberty Theaters)

     General

      Liberty Theaters is in the business, through its wholly owned theater operating companies, of leasing theater auditoriums to the producers of “Off Broadway” theatrical productions and providing various box office and concession services. Liberty Theaters generates revenues by (a) leasing its theaters (b) charging various service fees for the use of its box office staff and facilities and (c) selling concessions. While Reading typically does not engage in the producing or financing of productions, Reading may, from time to time, acquire minority interests in the shows using its theaters. Reading’s theaters are booked and managed by a separate management company owned by Margaret Cotter, the daughter of James J. Cotter.

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

      While Reading offers concessions at each of its live theaters, the concession stand receipts generated by live theaters are typically much less material to operations than in cinemas. In 2002, only approximately 4% of the revenue of the Liberty Theaters was derived from concession sales.

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

      Due to high land values and high construction costs in urban areas, and the parking requirements for such facilities, there are significant barriers to the construction of new theaters in both Manhattan and Chicago. As a result, in addition to a 499-seat theater than opened in the fall of 2002, insofar as we are aware, there are only two Off Broadway style theater complexes currently under development in Manhattan: one complex with two 499-seat theaters and two 299-seat theaters which is expected to open in mid 2004 and the other complex with one 499-seat theater, one 399-seat theater, and one 199-seat theater which is still in the early stages of construction and uncertain as to its opening date. The new Off Broadway theater that opened in 2002 has a rental package of approximately $10,000 more per week than our packages, and has, to date, had only one show which lasted for only approximately 5 weeks before closing. Likewise, the two theaters currently in development are not expected to have a negative impact on our Manhattan theaters as these theaters are located, in our opinion, outside of established theater districts.

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

     Employees

      Each of the theater operating companies has its own employees, most of who are employed in connection with the operation of the box offices and concession facilities of the respective theaters. Consequently, the number of employees fluctuates significantly throughout the year, depending on the number of shows booked at the theaters. The individuals responsible for the development and construction of sets and for the staging of the production, as well as all of the individuals appearing in a particular production, are the employees of the production company and not of the Reading. When a particular theater is dark, no employees, other than a theater manager, are needed. When a theater is leased to a show, approximately 5 employees are required to operate the theater and to supply box office services, while an additional 3–6 ushers are needed to seat the theater patrons. Reading believes its relations with these employees to be good.

Puerto Rico (“CineVista”)

     General

      Acquired by Reading in 1994, CineVista currently operates 52 screens in seven leased facilities in Puerto Rico. Reading does not presently anticipate further expansion of this circuit, and would like to exit this market if a suitable buyer can be found. Reading is currently in discussions with certain parties who have expressed interest in acquiring a significant portion of Reading’s assets in Puerto Rico. However, no assurances can be given that any agreement will be reached, or if reached, that all conditions to closing will be satisfied and the transaction closed.

      In Puerto Rico, Reading’s concentration has been on multiplex cinemas located on leasehold properties, and the exhibition of conventional film product. All of CineVista’s theaters are modern multi-screen facilities.

      CineVista derives approximately 68% of its revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of a 10% excise tax imposed by Puerto Rico. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by CineVista. Film distributors may supplementally advertise certain feature films with the costs generally paid by distributors. Film rental averaged approximately 44% of box office for 2002.

      Concession sales account for approximately 26% of total revenues. Concession products primarily include popcorn, candy and soda. Screen advertising revenues contribute approximately 6% of total revenues. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

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

     Licensing/ Pricing

      Films are licensed under agreements with major film distributors and several local distributors specializing in films of special interest to residents of Puerto Rico. Puerto Rico regulations generally require that film exhibitors be provided with an opportunity to view films prior to submitting bids, that film distributors provide advance notice of films that will be provided to the market, and are generally designed to preclude anticompetitive practices. Films are licensed on a film-by-film, theater-by-theater basis. Generally, film payment terms provide for payment to film distributors under various formulas, which provide for payments based upon a percentage of gross box office receipts. Historically, CineVista has not had major difficulty in obtaining first run film. However, no assurances can be given that this will continue, given the market dominance of Caribbean Cinemas with approximately 82% of the market. Also, while Puerto Rican law prohibits exhibitors from also being in the distribution business, exhibitors such as Caribbean Cinemas could go into the distribution of film, to the extent that no company chooses to distribute a particular film in Puerto Rico. Given the market dominance of Caribbean Cinemas, no assurances can be given that the major distributors will continue to maintain film distribution operations in Puerto Rico.

      CineVista licenses film from substantially all of the major United States studios and is not dependent upon any one film distributor for all of its product. However, in the event the Company was unable to license film from a major studio, such lack of supply could have a material effect upon CineVista’s business. CineVista believes that the popularity of the Puerto Rico exhibition market and Puerto Rico rules governing film licensing make such a situation unlikely. In 2002, films licensed from CineVista’s four largest film suppliers accounted for approximately 76.5% of CineVista’s box office revenues.

     Competition

      Reading believes there are approximately 24 first-run movie theaters in daily operation with approximately 255 screens in Puerto Rico. Based upon number of screens, box office revenues and number of theaters, CineVista is the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 2002, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited, but CineVista’s principal competitor is expected to continue to open theaters competitive with those of CineVista. Caribbean Cinemas currently operates 198 screens in Puerto Rico representing approximately 82% of the total box office generated in that county.

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

      Particularly injurious to Reading’s competitive position in Puerto Rico was the opening in 2000 by Caribbean of a state-of-the-art multiplex cinema in the Plaza Las Americas — the largest shopping center in Puerto Rico. Prior to the opening of this cinema, CineVista’s cinema complex at the Plaza Las Americas was Reading’s top grossing cinema in Puerto Rico. Reading believes that the entering into of the lease with respect to this cinema by the owner of the Plaza Las Americas and Caribbean Cinemas was in violation of agreements reached between CineVista and the owner of the Plaza, and was an exercise of monopoly power by the Plaza and Caribbean Cinemas. Reading has commenced separate litigation against the owner of the Plaza and Caribbean Cinemas for, among other things, breach of contract, tortuous interference and various trade practice violations. However, this litigation is proceeding slowly, in part due to the fact that the number of law firms in Puerto Rico who can take a position adverse to both the ownership of the Plaza Las Americas and the ownership of Caribbean Cinemas and who have the experience to prosecute an antitrust case, is very limited. Reading’s initial counsel was conflicted out of the case as the result of a motion brought by the Plaza, and has now been replaced, causing a delay in the prosecution of the case of well over one year.

Seasonality

      Most major films are released to coincide with the summer months, when schools are closed or the winter holiday seasons. Accordingly, CineVista has historically recorded greater revenues and earnings during the second half of the calendar year.

Employees

      CineVista has approximately 159 employees in Puerto Rico, 13 of whom are employed under the terms of a collective bargaining agreement. The collective bargaining agreement expires in May 2004. The Company believes its relations with its employees in Puerto Rico to be good.

Other Assets and Investments

General

      Prior to its determination in 2000 to enter the cinema and live theater exhibition businesses, Citadel made investments in 1997 in agriculture and in 1998 in healthcare. Reading disposed of its agricultural assets in July 2002 and is now in the process of liquidating its healthcare interests.

Agriculture

      In December 1997, Citadel acquired a 40% partnership interest in the Agricultural Partnerships, and an 80% membership interest in Big 4 Farming, the limited liability company formed to farm the properties owned by the Agricultural Partnerships. The Agricultural Partnerships owned approximately 1,600 acres of land in the Kern County, California, approximately 1,100 acres of which was improved with citrus orchards. These properties are commonly known in the Kern County area as the Big 4 Ranch.

      In large part due to the lasting effects of a freeze in late 1998, which wiped out most of the citrus crop in Kern County, and to competition from imported fruit, the Agricultural Partnerships did not perform well. In 2000, Citadel wrote down the carrying value of its investment in the Agricultural Partnerships and in Big 4 Farming to $0, and in July 2002 the Agricultural Partnerships reconveyed their interests in the Big 4 Ranch to the original owner of that property in satisfaction of the purchase money mortgage held by that original owner.

Health Care

      In 1998, Citadel invested approximately $1 million to acquire 398,850 shares representing approximately 11.6% of the outstanding stock of Gish Biomedical, Inc. (“Gish”). Thereafter, the Company increased its holdings to 583,900 shares at December 31, 2002, representing approximately 16.3% of such outstanding stock. Gish is in the business of manufacturing medical devices, focusing principally on devices used in open-heart surgery. All of Gish’s products are single use disposable products or have a disposable component.

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

      The Company’s investment in Gish was acquired at a cost of approximately $1,435,000 or $2.46 per share. At March 26, 2003, the closing price for such shares was $1.31. The Company is currently liquidating its investment in open market transactions and at March 26, 2003 had reduced its position to 375,037 shares.

Financial Information Relating to Industry Segments and Foreign and Domestic Operations

      See Note 22 to the Consolidated Financial Statements contained elsewhere herein.

Item 2 — Properties

Executive and Administrative Offices

      Reading leases approximately 7,480 square feet of office space in Los Angeles, California, in the United States and approximately 6,458 square feet of office space in Melbourne, Australia, for administrative office purposes.

Entertainment Properties

Leasehold Interests

      Reading leases approximately 709,340 square feet of completed cinema space in the United States, Australia and Puerto Rico as follows:

	Aggregate	Approximate Range of Terms
	Square Footage	(including renewals)

United States	221,782	5 – 42 years
Australia	294,737	29 – 40 years
Puerto Rico	192,821	3 – 40 years

Fee Interests

      In Australia, Reading owns approximately 3,193,261 square feet of land at seven locations. Substantially all of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth and Sydney, including the fifty-acre Burwood site in suburban Melbourne.

      In New Zealand, Reading owns a 151,803 square foot site, which includes an existing 400,000 square foot nine level parking structure in the heart of Wellington, the capital of New Zealand. All but 37,674 square feet of the Wellington site has been developed as an entertainment-themed retail center which incorporates the existing parking garage. The remaining land is currently leased to a previously owned-luxury car dealer, and is slated for development as phase two of the Wellington entertainment-themed retail center.

      In the United States, Reading owns approximately 111,164 square feet of improved real estate comprised of four live theater buildings which include approximately 16,700 square feet of leasable space.

Joint Venture Interests and Interests in Less than Wholly-Owned Subsidiaries

      Reading also holds real estate through several unincorporated joint venture interests and one majority-owned subsidiary, as described below.

•	Reading Australia owns a 66% unincorporated joint venture interest in a leased five screen multiplex cinema in Melbourne; and a 75% interest in a subsidiary company which leases two cinemas with eleven screens in two Australian country towns. Reading Australia has agreed to acquire a 33% unincorporated joint venture interest in a 16-screen leasehold cinema in a suburb of Brisbane. Reading New Zealand owns a 50% unincorporated joint venture interest in two fee properties and one leasehold property, totaling approximately 87,231 square feet in the Auckland area. The two fee parcels are improved with cinema/restaurant complexes. The leasehold is improved with a new multiplex cinema. In addition, the joint venture has entered into an agreement to lease for an additional 4,000-square foot 8-screen cinema complex currently under construction in Christchurch.

•	Reading owns a 50% membership interest in Angelika Film Centers, LLC., which holds the lease to the approximately 17,500 square foot Angelika Film Center & Café in the Soho district of Manhattan.

Non-Entertainment Properties

Reading Australia

      In December 1995, Reading Australia acquired a fifty-acre site in Burwood, a suburban area within the Melbourne metropolitan area, initially as a potential entertainment-themed retail center location. Reading is currently negotiating with potential joint venture partners with respect to the development of a mixed-use project (residential, office and retail) on the site. Reading currently intends to begin master planning the site in 2003.

      Reading Australia acquired a 176,528-square foot parcel in Newmarket, a suburban of Brisbane, initially as a potential entertainment-themed retail center location. Reading is currently developing this site as a shopping center.

Domestic

      Reading’s domestic non-entertainment properties are described below:

•	Commercial Property: Reading owns a 95,752 square foot 6 level office building, located on a 1.06 acre square foot parcel, with a 2 level parking structure, located in Glendale California. This property is fully leased to Disney Enterprises, Inc. (87%) and California National Bank (formerly Fidelity Federal Bank) (13%). These leases expire in February 2007 and May 2005, respectively.

•	Railroad Properties: When Reading’s railroad assets were conveyed to Conrail, Reading retained fee ownership of approximately 700 parcels and rights-of-way located throughout Pennsylvania, Delaware, and New Jersey. Approximately fifteen parcels and rights-of-way located outside of Philadelphia are still owned by Reading. The parcels consist primarily of vacant land and buildings, some of which are leased.

Item 3 — Legal Proceedings

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

      The Examination Report does not constitute a final determination of Old Reading’s or Craig’s tax liability and Craig has sought review of these proposed changes with the IRS Office of the Regional Director of

Appeals. Since these tax liabilities relate to time periods prior to the consolidation, and since Old Reading and Craig continue to exist as wholly owned subsidiaries of RII, it is expected that any adverse determination would be limited in recourse to the assets of Old Reading or Craig, as the case may be, and not to the general assets of RII. At the present time, Craig’s assets are comprised principally of RII securities. Accordingly, the Company does not anticipate, even if there were to be an adverse judgment in favor of the IRS, that the satisfaction of that judgment would interfere with the internal operations or result in any levy upon or loss of any of its material operating assets. The satisfaction of any such adverse judgment would, however, be material dilution to existing shareholder interest.

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

Whitehorse Center Litigation

      On October 30, 2000, Reading Australia commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against its joint venture partner and the controlling stockholders of its joint venture partner in the Whitehorse Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect on a loan made by Reading Australia to Ms. Khor and Mr. Burr, which loan was guaranteed by Burstone Victoria PTY, LTD (“Burstone”). The defendants have asserted certain set-offs and counterclaims, alleging, in essence, that Reading Australia breached its alleged obligations to build a cinema at the Whitehorse Center, causing the defendants substantial damages. Reading believes that it has good and sufficient defenses to the defendants’ assertions and counter claims. While the case is currently in the discovery stage, it is currently anticipated that the case will go to trial in 2003.

Certain Shareholder Litigation

The Alphin Litigation

      In September 1996, the holder of 50 shares of common stock commenced a purported class action on behalf of Old Reading’s minority shareholders in the Philadelphia County Court of Common Pleas relating to the reincorporation of Old Reading under the laws of Delaware (Old Reading’s predecessor was a Pennsylvania corporation), and the issuance of Old Reading’s equity securities to Craig and Citadel in a private placement. The complaint in the action (the “Complaint”) named Old Reading, Craig and certain then current or former directors of Old Reading as defendants. The Complaint alleged, among other things, that the Independent Committee (set up to review the transactions), and the current and former directors of Old Reading breached their fiduciary duty to the minority shareholders in the review and negotiation of the transactions and that none of the directors of the Company were independent and that they all were controlled by James J. Cotter, Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of Old Reading and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders’ interest in Old Reading was diluted by the transactions.

      In November 1996, the petitioner filed an Amended Complaint against all of Old Reading’s directors at that time, two former directors of Old Reading and Craig. The Amended Complaint did not name Old Reading as a respondent. The Amended Complaint essentially restated all of the allegations contained in the Complaint and contended that the named respondent directors and Craig breached their fiduciary duties to the alleged class. The Amended Complaint sought unspecified damages on behalf of the alleged class and attorneys and experts’ fees. On December 9, 1997, the Court certified the case as a Class Action and approved the petitioner as Class Representative.

      On September 28, 1998, the respondents filed a motion for summary judgment. In 2000, the Trial Court granted summary judgment against the petitioner and in favor of all defendants and in February 2001, the petitioner appealed.

      The Trial Court’s summary judgment in favor of the respondent was affirmed by the Pennsylvania Court of Appeals on October 26, 2001. The petitioner’s petition to the Pennsylvania Supreme Court to review the decision of the Court of Appeals was denied on June 26, 2002.

     The Harbor Finance Partners Litigation

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

Item 4 — Submission of Matters to a Vote of Security Holders

      At the Company’s 2002 Annual Meeting of Shareholders held on November 8, 2002, the shareholders elected the Company’s directors.

Election of Directors	For	Withheld

James J. Cotter	1,316,629	16,535
Eric Barr	1,316,648	16,516
James J. Cotter, Jr.	1,315,709	17,455
Margaret Cotter	1,315,728	17,436
Gerard P. Laheney	1,316,648	16,516
William C. Soady	1,316,648	16,516
Alfred Villaseñor, Jr.	1,316,648	16,516

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Until the consolidation of Citadel Holding Corporation, Reading Entertainment, Inc., and Craig Corporation on December 31, 2001, the Company’s common stock was listed and quoted on the American Stock Exchange (“AMEX”) under the symbols CDL.A and CDL.B. Following the consolidation, the Company changed its name to Reading International, Inc. (“RII”). Effective January 2, 2002, RII traded on the American Stock Exchange under the symbols RDI.A and RDI.B. The following table sets forth the high and low closing prices of the RDI.A and RDI.B common stock for each of the quarters in 2002 and the CDL.A and CDL.B common stock each of the quarters in 2001 as reported by AMEX.

	Class A Nonvoting		Class B Voting
	Common Stock		Common Stock

	High	Low	High	Low

2002:
Fourth Quarter	$3.9900	$3.2000	$4.0000	$3.4500
Third Quarter	$4.3500	$3.2600	$4.1300	$3.4000
Second Quarter	$4.4000	$2.8000	$4.2500	$2.8000
First Quarter	$2.8100	$1.6800	$2.8000	$1.6800
2001:
Fourth Quarter	$1.8700	$1.4500	$1.9500	$1.5000
Third Quarter	$1.9000	$1.2600	$1.9500	$1.5000
Second Quarter	$2.0500	$1.3500	$2.2700	$1.5000
First Quarter	$2.6875	$1.7200	$3.0000	$2.2700

Holders of Record

      The number of holders of record of the Company’s Class A and Class B common stock at March 26, 2003 was 2,093 and 179, respectively. On March 26, 2003, the high, low and closing price per share of the Company’s Class A Nonvoting was $4.10, and the high, low and closing price per share of the Company’s Class B Voting Common Stock was $4.00.

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

	At or for the Year Ended December 31,

	2002	2001	2000	1999	1998

Revenue	$86,486	$23,744	$7,384	$3,952	$5,985
Operating (loss) income	$(5,977)	$(3,382)	$(1,055)	$1,101	$1,995
Net (loss) earnings	$(7,954)	$(4,572)	$(3,542)	$9,487	$5,687
Basic (loss) earnings per share	$(0.36)	$(0.21)	$(0.47)	$1.42	$0.85
Diluted (loss) earnings per share	$(0.36)	$(0.21)	$(0.47)	$1.42	$0.85
Other Information
Shares outstanding	21,821,147	21,821,324	9,947,964	6,669,924	6,669,924
Weighted average shares and dilutive share equivalents	21,821,236	9,980,946	7,557,718	6,669,924	6,669,924
Total assets	$182,772	$170,595	$63,922	$47,206	$35,045
Long-term debt	$48,121	$37,490	$15,221	$10,872	$9,008
Working capital	$124	$548	$13,062	$25,587	$8,668
Stockholders’ equity	$91,265	$91,125	$39,128	$33,483	$23,741
EBIT	$(5,172)	$(3,425)	$(3,928)	$14,685	$1,445
Depreciation and amortization	$8,705	$2,044	$657	$340	$414
EBITDA	$3,533	$(1,381)	$(3,271)	$15,025	$1,859
Debt to EBITDA	13.62	—	—	0.72	4.85
Capital expenditure	$10,437	$10,325	$10,773	$67	$789
Number of employees at 12/31	1,304_	1,110	147	3	3

      The balance sheet data for 2002 and 2001 include assets, borrowings, and stockholders’ equity of Citadel Holding Corporation, Reading Entertainment, Inc. and Craig Corporation following the consolidation of the three companies on December 31, 2001. The balance sheet data for 2000, 1999 and 1998 include assets, borrowings, and stockholders’ equity of Citadel Holdings Corporation only.

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

Overview

      Reading International, Inc., the surviving entity following the consolidation of Reading Entertainment, Inc. (“Old Reading”), Craig Corporation (“Craig”) and Citadel Holding Corporation (“Citadel”) on December 31, 2001, is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc., Craig Corporation, and Citadel Holding Corporation. These businesses consist primarily of:

•	the development, ownership and operation of cinemas in the United States, Australia, New Zealand, and Puerto Rico;

•	the development, ownership and operation of cinema based entertainment-themed retail centers in Australia and New Zealand;

•	the ownership and operation of “Off Broadway” style live theaters in the United States; and

•	as a business ancillary to its ownership and operation of cinemas, entertainment-themed retail centers and live theaters, the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States.

      We consider ourselves to be essentially a cinema and live theater exhibition company with a focus on real estate oriented assets. Consequently, our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. In July 2002, we disposed of our only agricultural investments and we have begun the process of selling our only healthcare investment. We are also looking to dispose of our interests in Puerto Rico. From time to time we may dispose of, or put to alternative use some or all of our interests in various operating assets, in order to realize the real estate values of such assets. To this end, we achieved the following significant milestones:

1.	Investment in Gish Biomedical, Inc. (“Gish”)

      We began liquidating our investment in Gish in 2003, and as of March 26, 2003 had reduced our holdings from 583,900 shares to 375,037 shares. The Gish stock is carried as an available-for-sale security at approximately $1,016,000 under the caption “Investment in Gish Biomedical, Inc.” on our Consolidated Balance Sheets, for the year ended December 31, 2002.

2.	Agricultural Operations

      In July 2002, we effectively disposed of our only agricultural investment when the Agricultural Partnerships reconveyed their interests in the Big 4 Ranch to the original owner of that property in satisfaction of the purchase money mortgage held by that original owner. In September 2000, we wrote off our investment in and advances made to the Agricultural Partnerships.

3.	Courtenay Central Opening

      In March 2002, we opened our Courtenay Central complex located in Wellington, New Zealand. In addition to a 10-screen cinema, there is approximately 43,626 square feet or restaurant and retail space and a car park. As of December 31, 2002, approximately 85% of the leaseable restaurant and retail space has been leased.

4.	Murray Hill Transaction

      With the release of the Murray Hill cinemas from the City Cinemas Operating Lease in February 2002, our annual rental obligation under that lease was reduced by $825,000 and our obligation under the related City Cinemas Standby Credit Agreement to lend Sutton up to $28,000,000 commencing in July 2007 was decreased to $18,000,000. This credit facility is intended to provide Sutton with liquidity pending our determination whether or not to exercise our option to purchase the various assets subject to the lease.

5.	Consolidation

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

      As required by GAAP, the Consolidated Statements of Operations for the year ended December 31, 2001 only contain the operating results of Citadel Holding Corporation (renamed to Reading International, Inc.) since the date of consolidation was December 31, 2001. Operating results of Craig Corporation and Reading Entertainment, Inc. are excluded from these numbers, but are presented as pro forma statements in the Notes to Consolidated Financial Statements. The Consolidated Balance Sheets at December 31, 2001, however, contain the assets and liabilities of all three consolidated companies adjusted for intercompany balances.

      The Consolidation has enabled us to reduce our annual general and administrative expense by approximately $1,000,000.

6.	Acquisition of Cinema and Theater Assets

      Additionally, in March 2001 and September 2000, we acquired certain cinema and live theater assets, located principally in the borough of Manhattan, New York.

The Reading Domestic Cinemas Acquisition. In March 2001, we acquired the leasehold interest in four additional cinemas, consisting of 28 screens from Reading Entertainment, Inc. The purchase price of $1,706,000 was based upon a six times multiple applied against the aggregate 2000 cinema level cash flow from the four cinemas. The purchase price was paid in a two-year promissory note, accruing interest and payable quarterly, at the rate of 8% per annum. The purchase price represented the carrying value on Reading Entertainment’s books.

The Angelika-Dallas Acquisition. On September 22, 2000, we acquired from Reading Entertainment, Inc. the leasehold interest in an 8-screen Angelika cinema in Dallas (“Angelika-Dallas”). The construction of the Angelika-Dallas was completed during 2001 and the cinema opened to the public on August 3, 2001. The lease was initially entered into by Reading Entertainment, Inc. and was transferred to us at Reading Entertainment’s carrying value.

Off-Broadway Investments, Inc. Acquisition. On September 20, 2000, we acquired Off Broadway Investments, Inc. from Messrs. Cotter and Foreman pursuant to a stock-for-stock merger and renamed the company Liberty Theaters, Inc. (“Liberty Theaters”). At the time of its acquisition, Off Broadway Investments, Inc. operated three live theaters in Manhattan, two of which were owned in fee and the third of which was leased. In February 2001, Liberty Theaters acquired the fee interest in the property in which the third of these theaters is located for $7,700,000.

The Angelika Film Center and the City Cinemas Acquisition. On September 1, 2000, we acquired, in each instance either directly from Messrs. Cotter and Forman or from entities owned by Messrs. Cotter and Forman, collectively referred to herein as “Sutton,” (1) a 1/6th (16.7%) interest in the Angelika Film Center LLC (“AFC”), the owner of the Angelika Film Center and Café located in the Soho district of Manhattan (the “NY Angelika”), and (2) certain rights and interests comprising the City Cinemas cinema chain, currently consisting of 12 screens in three Manhattan locations (the “Leased Cinemas”) and the right to manage an additional 24 screens in five locations (the “Managed Cinemas”) (the “City Cinemas Transaction”). As part of the consolidation we acquired a further 33.3% interest in a subsidiary of the AFC, previously owned by a subsidiary of Reading Entertainment, Inc. The remaining 50% interest is owned by National Auto Credit, Inc. (“NAC”). As a result of this incremental acquisition and as we are the managing partner of the AFC, we are required to consolidate AFC’s results of operations on an ongoing basis. AFC’s assets and liabilities were consolidated as of December 31, 2001 and the operating results of AFC is included in our Consolidated Statement of Operations for the year ended December 31, 2002.

     Summary

      Inclusive of the cinemas acquired as a result of the transactions discussed above, at December 31, 2002, we operated thirty-five cinemas with 227 screens and four live theatres. Along with the three entertainment-

themed retail centers that we developed in Australia and New Zealand, we have fee interests in five properties in the United States, three of which generate rental income.

Cinema Properties

Australia	Screens

Auburn	10
Belmont	10
Bundaberg	4
Chirnside Park	8
Dubbo	5
Elsternwick****	5
Harbourtown	14
Maitland	4
Mandurah	6
Market City	5
Mt. Gravatt*****	16
Redbank	8
Townsville	6
Waurn Ponds	8

Total Screens	109

New Zealand	Screens

Courtenay Central	10
Mission Bay**	4
Takapuna**	4
Whangaparoa**	5

Total Screen	23

United States	Screens

Angelika New York	6
Angelika Dallas	8
Angelika Houston	8
Manville	12
Minneapolis***	5
NYC-Cinemas	3
NYC-Paris 3rd*	1
NYC-Sutton	2
NYC-Village	7
NYC-86th Street*	4
Sacramento	3

Total Screens	59

Puerto Rico	Screens

Carolina	12
Hatillo	6
Humacao	8
Las Americas	8
Mayaguez Twn	8
Mayaguez Univ	6
Senorial	4

Total Screens	52

*	Denotes managed cinemas.

**	Denotes cinemas owned and operated through the New Zealand Berkeley Cinemas joint venture.

***	Closed February 14, 2003.

****	Denotes cinemas owned and operated through unincorporated join ventures.

*****	Reading has agreed to acquire a 33% unincorporated joint venture interest. Not included in the operating results of fiscal 2002.

Rental Properties*

Australia

Auburn entertainment-themed retail center
Belmont entertainment-themed retail center

New Zealand

Courtenay Central entertainment-themed retail center

United States

Brand Building — Office
Union Square — Retail
Royal George — Office/ Retail
Sutton — Retail
Village East — Retail

*	Except for the Brand building, the office and retail space is ancillary to primary cinema/theater use.

Live Theatre Properties

United States

1) Chicago-Royal George	4 stages
2) NYC-Minetta	1 stage
3) NYC-Orpheum	1 stage
4) NYC-Union Square	1 stage

Results of Operations

      As discussed above, fiscal 2002 is the first year of the consolidated operations of what used to be three separate public companies: Craig, Old Reading and Citadel. Following the Consolidation, we started reporting the operating result of these companies as one, under the name Reading International, Inc. Our fiscal 2001 and 2000 results presented below include only the operating results of what used to be Citadel Holding Corporation and consequently, the Consolidation accounts for a significant portion of the revenue increase from fiscal 2001 and 2000. The opening of the Courtenay Central complex located in Wellington, New Zealand, on March 21, 2002 also contributed to the increase in revenue.

      Our Australian and New Zealand operations represented a significant part of our overall business. In addition to cinema exhibition, Reading Australia and Reading New Zealand are also engaged in the development of entertainment-themed retail centers that typically consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking, all on land that we own or control. From December 1999 when the Old Reading opened our first entertainment-themed retail center in Perth, Australia, we have opened two additional entertainment-themed retail centers: one in the Sydney suburb of Auburn and the other in Wellington, New Zealand. We have, to date, entered into lease agreements with respect to 43% of the restaurant and retail space in our Perth center, 78% of the restaurant and retail space in the Auburn center and 85% of the restaurant and retail space in the Wellington center, resulting in a corresponding increase in rental income.

      The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands).

	Cinema/Live
Year Ended December 31, 2002	Theater	Real Estate	Corporate	Total

Revenue	$79,911	$6,489	$86	$86,486
Expense	77,235	7,498	7,730	92,463

Operating income (loss)	2,676	(1,009)	(7,644)	(5,977)
Other expense	—	—	(1,971)	(1,971)
Income (loss) before tax	2,676	(1,009)	(9,615)	(7,948)

Income tax expense	—	—	6	6

Net income (loss)	$2,676	$(1,009)	$(9,621)	(7,954)

Year Ended December 31, 2001

Revenue	$20,045	$3,617	$82	$23,744
Expense	21,519	1,867	3,740	27,126

Operating (loss) income	(1,474)	1,750	(3,658)	(3,382)
Other expense	—	—	(982)	(982)
(Loss) income before tax	(1,474)	1,750	(4,640)	(4,364)

Income tax expense	—	—	208	208

Net (loss) income	$(1,474)	$1,750	$(4,848)	$(4,572)

	Cinema/Live
Year Ended December 31, 2000	Theater	Real Estate	Corporate	Total

Revenue	$4,677	$2,397	$310	$7,384
Expense	5,223	1,097	2,119	8,439

Operating (loss) income	(546)	1,300	(1,809)	(1,055)
Other expense	—	—	(2,487)	(2,487)
(Loss) income before tax	(546)	1,300	(4,296)	(3,542)

Income tax expense	—	—	—	—

Net (loss) income	$(546)	$1,300	$(4,296)	$(3,542)

Cinema and Live Theaters

2002 Compared with 2001

      The domestic cinema exhibition industry has experienced a major retrenchment and consolidation, creating considerable uncertainty as to its direction, and our position in that market. Several major cinema exhibition companies have gone through bankruptcy over the past few years, or are being otherwise financially restructured. These companies, having used bankruptcy to restructure their debt and to rid themselves of burdensome leases and in some cases to consolidate, are as a consequence, now much stronger competitors than they were just a few years ago. This scenario has not been evident in Australia and New Zealand, where over-screening has not reached U.S. proportion. Despite the continued uncertainty in the industry, we have had a strong year both in terms of attendance and box office receipts buoyed by string of well-received films throughout the year such as the “Lord of the Rings,” “Spiderman,” “My Big Fat Greek Wedding,” “Minority Report,” “Star Wars: Attack of the Clones” and “Signs.”

      We currently operate, directly or indirectly through consolidated joint ventures, 209 screens in 30 cinema complexes, excluding our unconsolidated joint venture interests in an additional 13 screens in three cinema complexes. We own the fee interest in and operate four live theaters, as well as manage an additional 5 screens in two cinema complexes. In fiscal 2001, our cinema and live theater segment included the operating results of nine cinemas with 52 screens (including an 8-screen cinema in Dallas which opened in August 2001) and four live theaters, since the operation of Old Reading were not consolidated with those of the Company for most of this period.

      The cinema and live theater revenue consists of admissions, concessions, and advertising with respect to the cinemas as well as lease income and box office service revenues with respect to the live theaters. The cinema and live theater expense consists of the costs directly attributable to the operation of the cinemas and theaters (including employee-related, occupancy and operating costs, and depreciation) and in the case of the cinemas, film rent expense. Both the cinemas revenue and expense fluctuate in line with the availability of quality first-run films and the length of stay in the market. Live theater results likewise depend on a strong production with crowd appeal to sustain a long run.

      In 2002, our worldwide cinema operations generated a profit for the first time, primarily due to the positive results of our Australian and New Zealand cinema operations. The profit reported in 2002 was mainly attributable to increased in attendance from prior years due to the availability of films with box office draw. In fiscal 2002, the average attendance per screen increased significantly over prior year by 15.8%.

      The live theaters also generated a profit in fiscal 2002 despite a 13% increase in “dark-time” (period when the live theaters carry no productions) from fiscal 2001. The primary driver of this increased dark-time was the main stage at our Royal George Theater. The live theaters’ operating results were helped by the continued

success of the Stomp, as well as the high gross earned on the Burn This and I Love You You’re Perfect, Now Change productions. Our theaters are currently running the following shows:

•	Orpheum Theater:	Stomp (On-going)
•	Minetta Lane:	Tuesdays with Morrie (Closed February 2003, Talking Heads scheduled to start in March/ April 2003)
•	Union Square:	Burn This (Closed January 2003, Our Lady of 121st Street opened in February 2003)
•	Royal George:	Main Stage — Flying Karamazov Brothers (Closes in January 2003, negotiations are proceeding for a new production)
•	Royal George:	Great Room — Late Nite Catechism (On-going)
•	Royal George:	Gallery — B.S. (On-going)
•	Royal George:	Cabaret — I Love You You’re Perfect, Now Change (On-going)

      In November 2002, we made an investment in the production of the Flying Karamazov Brothers. The showed opened at the Royal George Theater on December 15, 2002 and closed on January 19, 2003 with a net loss of approximately $41,000 excluding the $92,000 that we had received as rental income.

      In October 2002, we invested approximately $85,000 for a 25% equity investment in the production of I Love You You’re Perfect, Now Change. The show opened to sound reviews in October 2002 and based on the volume of advance tickets sales in the fourth quarter of fiscal 2002, we expect to recoup our investment in the production before the show closes.

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

      Cinema operations generated a negative margin for 2001. The loss reported in 2001 was mainly attributable to (1) increased competition from new state-of-the-art multiplex cinemas constructed in Manhattan over the past two years which negatively impacted attendance, (2) the impact of the World Trade Center bombing and ongoing concerns about terrorist activities, and (3) the absence of a blockbuster film with a sustained box office draw.

      The decrease in the live theater gross margin was primarily due to the Royal George Theatre’s main stage going dark from May to the end of October 2001 and due to the cancellation of a production in the Minetta Lane Theater as a result of the September 11th terrorist attack. Joseph and the Amazing Technicolor Coat started its run on October 26, 2001 at the Royal George’s main stage and finished its run on January 27, 2002. Productions in the theaters at December 31, 2001 were:

•	Orpheum Theater:	Stomp (On-going)
•	Minetta Lane:	Last Five Years (On-going)
•	Union Square:	Saving Grace (On-going)
•	Royal George:	Main Stage — Uncle Broadway (Closed in March 2002)
•	Royal George:	Great Room — Late Nite Catechism (On-going)
•	Royal George:	Gallery — Little House (On-going)
•	Royal George:	Cabaret — Stage was dark

Real Estate

2002 Compared with 2001

      For fiscal 2001, our domestic real estate earnings consisted of rental income from (1) one rental property, an office building located in Glendale, California, (2) the retail tenants at the Village East cinema and the Union Square property, and (3) the office tenants at the Royal George. The fiscal 2002 real estate earnings include, in addition to those discussed above, the operating results of our real estate holdings acquired through the Consolidation, located primarily in Australia and New Zealand.

      Our rental real estate holdings in Australia and New Zealand are mostly comprised of three entertainment-themed retail centers that we constructed on land we purchased. The Perth entertainment-themed retail center in Australia was opened in December 1999; the Auburn entertainment-themed retail center in Australia opened in September 2000; and the Wellington entertainment-themed retail center in New Zealand opened in March 2002. We have leased approximately 43% and 78% of the total available retail space at our Perth and Auburn entertainment-themed retail centers, respectively, as of December 31, 2002. Approximately 85% of the restaurant and retail space in the Wellington Center was leased at December 31, 2002. In addition to the entertainment-themed retail centers, we hold certain domestic railroad-related properties, a fifty acre property assemblage located in the greater Melbourne, Australia area, and two other properties in Australia that were acquired as potential entertainment-themed retail center sites and that are presently held for future development, though not necessarily as entertainment-themed retail centers.

      In contrast to the cinema/live theater results, the consolidated operations of our worldwide real estate operations generated a negative margin in 2002 primarily due to (1) our real estate holdings in Australia and New Zealand, which have not yet developed to their full income potential, (2) holding costs associated with the three remaining undeveloped parcels of land in Australia and which currently generates no meaningful revenue, and (3) settlement costs with regards to an environmental claim concerning one of our historic railroad properties.

                  2001 Compared with 2000

      The increase in real estate income for 2001 was primarily due to (1) rental income from the Union Square building which was purchased in February 2001 and (2) rental income from the Royal George Theater, which leased out its excess office space. The remaining increase in income reflects a full year’s rental income from the retail tenants at the Village East cinema (Village East was leased as part of the City Cinemas Transaction and 2000 results only include periods from August to December 2000). The income from the Brand building remained comparable to that of Fiscal 2000.

Corporate

2002 Compared to 2001

      Our corporate revenue is entirely comprised of farming management fees earned from the agricultural partnerships. Corporate other expense is comprised of interest income/ expense, dividend income, gain/loss on sale of assets, and equity income (loss).

      Corporate expense includes general and administrative expenses that are not directly attributable to other operating segments. Lease payments made to Sutton under the City Cinemas Operating Lease of $2,815,000 in fiscal 2002 are recorded as general and administrative expense of the Cinema/ Live theater segment. The increase in corporate expense is primarily due to increased general and administrative expense reflecting the Consolidation. To a smaller degree, the general and administrative expense also increased due to higher legal fees relating to the prosecution or preparation of various antitrust claims in Australia, Puerto Rico, and the United States, the litigation relating to the loan made by Reading to the principals of its joint venture partner in the Whitehorse Center, as well as several smaller disputes. In total, the general and administrative expense for fiscal 2002 is lower than the unconsolidated general and administrative expense of the three separate companies in the 2001 period by approximately $1,000,000.

      The Corporate other expense for fiscal 2002 doubled from fiscal 2001. This increase is due to the following factors:

•	$1,788,000 in higher interest expense due to the debt assumed in the Consolidation and the discontinuation of the capitalization of construction period interest with the completion and opening of our entertainment-themed retail center in Wellington, New Zealand;

•	$455,000 less dividend income received due to the Consolidation;

•	$446,000 increase in minority interest; and

•	$216,000 less in interest income received from affiliates due to the Consolidation.

      The above were offset by:

•	$911,000 in recovered loans;

•	$852,000 of impairment loss relating to available-for-sale securities;

•	$211,000 in higher equity income received from the New Zealand joint venture.

2001 Compared to 2000

      In 2001, corporate revenue was entirely comprised of a farming management fee received by Big 4 Farming LLC from the Agricultural Partnerships. Corporate other expense was comprised of interest income/ expense, dividend income, gain/loss on sale of assets, and equity income (loss).

      Corporate expense includes general and administrative expenses that are not directly attributable to other operating segments. Lease payments made to Sutton under the City Cinemas Operating Lease of $295,623 per month are recorded as expenses of the cinema segment. The increase in corporate expense was primarily due to increased general and administrative expense reflecting (1) a full year of operations of the cinemas acquired in September 2000 and (2) administrative expense relating to cinema/ theater properties acquired during the year.

      The movement in corporate other expense from $1,573,000 to $519,000 in corporate other income was primarily due to $4,462,000 decrease in equity loss and loan reserve relating to the agricultural operation partially offset by:

•	an $894,000 decrease in interest income;

•	an $852,000 of impairment loss relating to available-for-sale securities; and

•	the absence of any gains from the sale of securities to replace the $829,000 in gain recognized on sale of NAC securities in 2000.

Business Plan, Capital Resources and Liquidity of the Company

Financial Condition

      As previously discussed, our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. We are continuing our discussions with third parties interested in purchasing our Puerto Rico cinema circuit and have begun to dispose of our investment in Gish securities. From time to time we may dispose of, or put to alternative use, our interest in various operating assets, in order to realize the real estate values of such assets.

Liquidity and Capital Resources

      Our ability to generate sufficient cash flows from operating activities in order to meet our obligations and commitments drives our liquidity position. This is further affected by our ability to obtain adequate, reasonable financing and/or to convert non-performing or non-strategic assets into cash. We cannot separate liquidity from capital resources in achieving our long-term goals or in order to meet our debt servicing requirements.

      Currently, our liquidity needs arise mainly from:

•	working capital requirements;

•	capital expenditures; and

•	debt servicing requirements.

Operating Activities

      Cash provided by operations was $3,165,000 in 2002 compared with cash used in operations of $2,265,000 in 2001, and cash provided by operations of $1,960,000 in 2000, respectively. The increase in cash provided by operating activities between 2002 and 2001 of $5,430,000 is primarily due to the following reasons:

•	a $3,279,000 improvement in operating results after adjusting for depreciation and amortization;

•	a $1,110,000 recovery of loans to the Agricultural Partnerships that were previously written off; and

•	a $2,459,000 due to increase in payables and liabilities.

      The decrease in cash due to operating activities between 2001 and 2000 of $4,225,000 was primarily due to the following contributors:

•	a $3,308,000 increase in net loss after adjusting for depreciation and amortization, gain/ (loss) on sale of assets, provision for loss, equity earnings and minority interest; and

•	a $3,600,000 decrease in payables and liabilities; offset by

•	a $2,700,000 decrease in current assets.

Investing Activities

      Cash used in investing activities was $10,220,000 in 2002, $10,023,000 in 2001, and $8,893,000 in 2000. The increase in cash used in investing activities between 2002 and 2001 of $197,000 was mostly due to the $112,000 increase in capital expenditures over the prior year.

      The decrease in cash due to investing activities between 2001 and 2000 of $1,130,000 was primarily due to the following contributors:

•	the $1,768,000 proceeds from sale of NAC securities;

•	a $450,000 decrease in purchase of capital assets; and

•	a $190,000 increase in cash distribution from AFC.

Financing Activities

      Cash provided by financing activities was $3,952,000 in 2002 and $17,154,000 in 2001 compared with cash used in financing activities of $1,789,000 in 2000. The reduction in cash provided by financing activities between 2002 and 2001 of $13,202,000 was primarily due to the following:

•	a one time cash receipt of $11,891,000 in 2001 due to the Consolidation and

•	a $1,879,000 reduction in debt.

      The increase in cash due to financing activities between 2001 and 2000 of $18,943,000 was primarily due to the following contributors:

•	a $11,891,000 increase in the cash balance due to the Consolidation;

•	a $5,202,000 increase in proceeds from borrowings; and

•	a $1,475,000 decrease in loans to the Agricultural Partnerships.

Summary

      Our cash position at December 31, 2002 was $19,286,000. During 2002 and 2001, we put into place several measures that are expected to have a positive effect on our overall liquidity, namely:

•	During 2002, we recognized cost savings due to the synergies generated by the consolidation of Old Reading, Craig and Citadel, which have amounted to approximately $1,000,000 annually, based on the pre-consolidated general and administrative expenses of the three companies.

•	On December 17, 2002, we renegotiated and extended our AUS$30,000,000 loan facility, although final loan documents have not yet been signed. Our new loan agreement provides for an AUS$15,000,0000 term loan and an AUS$15,000,000 revolving line of credit. The term loan and the revolving line of credit mature and become payable on January 2008 and January 2006, respectively. The loans are secured by our Australian assets. In addition, we will begin making quarterly repayments of AUS$250,000 starting on March 31, 2003.

•	On December 5, 2002, Reading paid off a term note in the amount of $4,500,000 bearing 8.25% interest to SHC, an entity owned by Michael Forman and James Cotter, originally issued as payment for a 1/6th interest in the AFC and certain rights and interests with respect to the City Cinemas cinema chain.

•	On November 29, 2002, we entered into a $2,500,000 loan agreement with a financial institution secured by our interest in the Royal George Theater. The loan is a 5-year term loan that accrues interest at 3.91%, payable monthly in arrears.

•	As of July 1, 2002, the Agricultural Partnerships in which we own a 40% interest, reconveyed the Big 4 Ranch to the original owner in consideration of the release from all obligations and liabilities otherwise owed to the original owner. We are currently in the process of winding up our agricultural activities.

•	On July 18, 2001, we entered into an agreement to borrow NZ$4,135,000 which was used to fit-out the cinema constructed as a part of the Wellington entertainment-themed retail center.

•	In consideration of the release of our rights with the Murray Hill Cinema under the City Cinemas Operating Lease, we have effectively reduced our ongoing annual rental payment obligations under the City Cinemas Operating Lease by $825,000 commencing in February 2002. Also our obligation to fund, beginning in 2007, certain loans to Sutton has been reduced by $10,000,000 from $28,000,000 to $18,000,000. Likewise, the exercise price of our option to acquire real property assets underlying the City Cinemas Operating Lease has been reduced by $10,000,000 from $48,000,000 to $38,000,000.

      Potential uses for funds during 2003 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	the payment of tenant improvement incentives to lessees in Australia and the U.S, amounting to approximately $3,200,000;

•	the purchase, for approximately $1,825,000 (AUS$3,244,000), of an undivided 33% unincorporated joint venture interest in an Australian cinema operation; and

•	equity funding for several new developments in Australia and New Zealand amounting to approximately $9,500,000.

      Based upon the current levels of the consolidated operations, anticipated cost savings and future growth, we believe our cash flow from operations, together with both the existing and anticipated lines-of-credit and other sources of liquidity (including future potential asset sales) will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures and other operating needs. There can be no assurance, however, that the business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial and other factors, such as access to first-run-films, many of which are beyond our control. If our cash flow from operations and/or proceeds from anticipated borrowings should prove to be insufficient to meet our funding needs, our current intention is either (1) to defer construction of projects currently slated for land presently owned by the Company, (ii) to take on joint venture partners with respect to one or more of such development projects, and/or (iii) to sell assets. At the present time, included among the assets that are securing the Company’s AUS$30,000,000 loan facility are the Company’s 50-acre Burwood property, which the Company believes to have a present value of approximately AUS$28,000,000, and the Company’s Newmarket property, which the Company believes to have a present value of approximately AUS$5,500,000. In light of Australian operating losses incurred by the Company as its has broken into the Australian market, these assets could be liquidated without the payment of any taxes.

Critical Accounting Policies

      The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and the most demanding in their calls on judgment. While accounting for our core business of cinema and live theater exhibition with a real estate focus is relatively straight-forward, we believe our most critical accounting policies relate to:

•	impairment of long-lived assets, including goodwill and intangible assets;

•	tax valuation allowance and obligations; and

•	legal and environmental obligations.

      We reviewed long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. We review internal management reports on a monthly basis as well as monitor current and potential future competition in film markets for indications of potential impairment. We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment and consider the seasonality of our business. If the sum of the estimated future cash flows, undiscounted, are less than the carrying amount of the asset, an impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on a discounted cash flow calculation. Goodwill and intangible assets are evaluated on a reporting unit basis which is basically our business segments. The impairment evaluation is based on the present value of estimate future cash flows of the segment plus the expected terminal value. There are significant amounts of assumptions and estimates used in determining the future cash flows and terminal value and accordingly, actual results could vary materially from such estimates. We have had no impairment losses recorded for the year ended December 31, 2002.

      We record our estimated future tax benefits arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards. We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. As of December 31, 2002, we had recorded approximately $1,008,000 of deferred tax assets (net of valuation allowances of $48,962,000) related to the estimated future tax benefits of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards. The recoverability of this asset is dependent upon our ability to generate future taxable income. There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carryforwards.

      Due to our historical involvement in the railroad industry under Old Reading, we have a number of former employees of Old Reading claiming monetary compensation for hearing loss, black lung and other asbestos related illness suffered as a result of their past employment with Old Reading. In addition, we have an environmental contamination law suit with the City of Philadelphia that has been on-going for some time. In regards to the personal injury claims, our insurance carriers end up paying approximately 98% of the claims and we do not believe that we have a significant exposure. However, no such assurances can be provided. With regard to the environmental law suit, we intend to vigorously defend our position as we believe a complete disclosure of the property was made at the time of the sale. Again, no assurances can be provided that we will eventually prevail.

Financial Risk Management

      Our risk management procedure, developed internally, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations. Our primary exposure to fluctuations in the financial markets is currently, to changes in foreign exchange rates between U.S and Australia and New Zealand, and interest rates.

      Since the Consolidation on December 31, 2001, we have started recognizing unrealized foreign currency translation gains and losses. As more and more of our operational focus shifts to Australia and New Zealand, such unrealized foreign currency translation gains/losses could materially affect our financial position. We currently manage our currency exposure by creating natural hedges in Australia and New Zealand. This involves local country sourcing of goods and services as well as borrowing in local currencies.

      Our exposure to interest rate risk arises out of our long-term debt obligations. Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a fixed rate into a variable rate and vice versa. Our procedure allows us to enter into derivative contracts on certain borrowing transactions to achieve this goal. During 2002, no such contracts had been utilized and none were in existence at December 31, 2002 or at December 31, 2001.

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

      By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of Reading Entertainment, Inc. and Craig Corporation for the years in question (the “Examination Reports”). The Examination Report for each of Reading Entertainment, Inc. and Craig Corporation proposes that the gain on the disposition by Reading Entertainment Inc. of Stater Stock, reported as taxable on its tax return, should be reallocated to Craig Corporation. This proposed change would result in an additional tax liability for Craig Corporation of approximately $21,000,000 plus interest. As reported on Reading Entertain-

ment Inc.’s return, the gain on the disposition of the Stater Stock was fully offset for regular income tax purposes by net operating losses, but gave rise to an alternative minimum tax liability of approximately $2,000,000. Under the Examination Report issued to Reading Entertainment, Inc., a consequence of the reallocation to Craig Corporation of the gain on the disposition of the Stater Stock is the elimination of Reading Entertainment Inc.’s alternative minimum tax liability, which would result in a refund to Reading Entertainment, Inc. of approximately $2,000,000, plus interest. The examination Reports do not constitute a final determination of Reading Entertainment Inc.’s or Craig Corporation’s tax liability.

      Craig Corporation intends to vigorously contest the IRS’ proposed changes in its Examination Report, and filed for a review of the proposed changes with the IRS Office of the Regional Director of Appeals. Since these tax liabilities relate to time periods prior to the consolidation, and since Old Reading and Craig continue to exist as wholly owned subsidiaries of RII, it is expected that any adverse determination would be limited in recourse to the assets of Old Reading or Craig, as the case may be, and not to the general assets of RII. At the present time, Craig’s assets are comprised principally of RII securities. Accordingly, the Company does not anticipate, even if there were to be an adverse judgment in favor of the IRS, that the satisfaction of that judgment would interfere with the internal operations or result in any levy upon or loss of any of its material operating assets. The satisfaction of any such adverse judgment would, however, be material dilution to existing shareholder interest. No assurances can be given that Craig Corporation will quickly or ultimately prevail in its positions. Reading Entertainment, Inc. and Craig Corporation have entered into agreements with the IRS, tolling the applicable statutes of limitation with respect to the returns in question.

Litigation

      We are currently, and are from time to time, involved with claims and lawsuits arising in the ordinary course of our business. Some examples of the types of claims are:

•	contractual obligations;

•	insurance claims;

•	IRS claims;

•	employment matters; and

•	anti-trust issues.

      Where we are the plaintiffs, we expense all legal fees on an on-going basis and make no provision for any potential settlement amounts until received. In Australia, the prevailing party is entitled to recover its attorneys fees, which typically works out to be approximately 60% of the amounts actually spent where first class legal counsel is engaged at customary rates. Where we are a plaintiff, we have likewise made no provision for the liability for such attorneys in the event we were determined not to be the prevailing party.

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

Recent Accounting Pronouncements

      Effective January 1, 2002, the Company adopted SFAS 142 which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. As a result of adopting SFAS 142, goodwill and a substantial amount of the Company’s intangible assets are no longer amortized. Pursuant to SFAS 142, intangible assets must be periodically tested for impairment, and the new standard provides six months to complete the impairment review. During the fiscal 2002, the Company completed its impairment review, which indicated that there was no impairment. See Notes 1 and 10 to the Consolidated Financial Statements.

      The FASB also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143) in August 2001, which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of SFAS 143 did not have a material impact on its consolidated results of operations and financial position upon adoption.

      The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which did not have a material impact on the Company’s consolidated results of operations and financial position. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

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

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS 146 effective January 1, 2003 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

      In October 2002, the FASB issued Statement No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” The provisions of Statement No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions that require that an unidentifiable excess in a business combination be treated as goodwill rather than as a separate unidentifiable intangible asset apply to all acquisitions of financial institutions. The provisions of Statement No. 147 became effective October 1, 2002. Adoption of Statement No. 147 did not material impact on the Company’s consolidated results of operations and financial position.

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Statement No. 148 amends Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation (the “transition provisions”). In addition, Statement No. 148 amends the disclosure requirements of Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The transition methods of Statement No. 148 are effective for the Company’s March 31, 2003 Form 10-Q. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. Management does not expect the adoption of the initial recognition and measurement provisions will have a material effect on the Company’s results of operations or financial condition.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 would require the consolidation of specified VIE’s created before February 1, 2003 in the Company’s September 30, 2003 Form 10-Q. For specified VIE’s created after January 31, 2003, FIN 46 would require consolidation in the Company’s March 31, 2003 Form 10-Q. The Company has not completed its evaluation of the effect that the adoption of FIN 46 will have on its consolidated financial statements.

Business Climate

Cinema Exhibition — General

      The cinema exhibition industry is in the midst of a major retrenchment and consolidation, creating considerable uncertainty as to the direction of the domestic film exhibition industry, and Reading’s role in that market. Several major cinema exhibition companies have gone through bankruptcy over the past few years, or are being otherwise financially restructured. Regal Cinemas has emerged from bankruptcy and combined with Edwards and United Artists (which also went through bankruptcy) to create a 5,663-screen, 524 cinema circuit. In addition, Regal has announced an agreement to acquire 554 screens in 52 cinemas currently owned by Hoyts. Loews has likewise emerged from bankruptcy and now has approximately 2,451 screens in 264 cinemas located largely in principal urban markets in the US, Canada, and Europe. Landmark Theaters, the largest art and specialty film exhibitor in the United States, has also emerged from bankruptcy and is now owned by a large investment fund, that also has, directly or through its affiliates, material ownership interests in Loews and Regal. These companies, having used bankruptcy to restructure their debt and to rid themselves of burdensome leases and in some cases to consolidate, are now much stronger competitors than they were just a few years ago.

      A significant number of older conventional screens have, as a result of this consolidation process, been taken out of the market. It is estimated that the total domestic screen count has decreased from 36,110 2001 to 35,289 in 2002. Industry analysts project further consolidation in the industry, as players such as Cablevision and Hoyts seek to divest their domestic cinema exhibition assets. However, some issues have risen as to potential anti-trust limitations on such consolidation. For example, a recently announced plan to sell Landmark to the controlling stockholder of Loews was called off due, according to the parties, to regulatory issues. Accordingly, while recent developments have, in the view of management, aided the overall health of the domestic cinema exhibition industry, there remains considerable uncertainty as to the impact of this consolidation trend on Reading and its domestic cinema exhibition business, as it is forced to compete with these stronger and reinvigorated competitors with their significant market power.

      There is also considerable uncertainty as to the future of digital exhibition and in-the-home entertainment alternatives. In the case of digital exhibition, there is currently considerable discussion within the industry as to the benefits and detriments of moving from conventional film projection to digital projection technology. There are issues as to when it will be available on an economically attractive bases, as to who, between the exhibitors and distributors, will pay for the conversion from conventional to digital technology between exhibitors and distributors, as to what the impact will be on film licensing expense, and as to how to deal with security and potential pirating issues if film is distributed in a digital format. In the case of in-the-home entertainment alternatives, the industry is faced with the significant leaps achieved in recent periods in both the quality and affordability of in-the-home entertainment systems and in the accessibility to entertain-

ment programming through cable, satellite and DVD distribution channels. These are issues common to both Reading’s domestic and international cinema operations.

      While no assurances can be given, it may be that the reorganization and restructuring of the domestic cinema exhibition market will produce opportunities for Reading to grow its art and specialty circuit by acquiring, on favorable terms, rights to operate cinemas no longer seen as suitable or competitive as conventional first run film venues, or for other reasons no longer attractive to other exhibitors. Reading does not, however, intend to aggressively pursue such opportunities, and if they do not become available, Reading will focus on the operation of its existing cinemas and the exploitation of the real estate elements underlying those cinemas. Also, recent consolidations in the industry have adversely affected our ability to get film in certain domestic markets where we compete against major exhibitors.

Cinema Exhibition — North America

      In North America distributors may find it more commercially appealing to deal with major exhibitor, rather than to deal with independents like us, which can only supply screens in a very limited number of markets. This competitive disadvantage has increased significantly in recent periods with the development of mega circuits like Regal and Loews, who are able to offer distributors access to screens on a truly nationwide basis, or on the other hand, to deny access if their desires with respect to film supply are not satisfied. The situation is different in Australia and New Zealand where typically every multiplex has access to all of the film then currently in distribution, regardless of the ownership of that multiplex.

      It is unclear, with the restructuring and consolidation currently going on in the industry, and the emergence of increasingly attractive in-home entertainment alternatives, and with the largest exhibitor of art and specialty film in the United States — Landmark Theaters — only recently emerging from bankruptcy and now owned by a company that, directly or through its affiliates, also has equity interests in Regal and Loews, what the competitive future holds for our North American operations.

      We recently commenced litigation against Regal, Loews, and certain of the major film distributors in order to regain access to top-grossing first-run film in the Union Square area of Manhattan. However, litigation of this type is expensive, and no assurances can be given that our efforts will be successful. Moreover, at least two major distributors, Fox and Fox Searchlight, have announced that they will no longer supply our domestic cinemas with film due to our lawsuit.

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

      In December 2002, the Major Exhibitors acquired Val Morgan, the principle lessor of screen advertising space in Australia and New Zealand. During 2002 and 2001, Reading received approximately $1,254,000 (AUS$1,942,433 and NZ$308,155) and $902,000 (AUS$1,762,925) respectively from Val Morgan for screen advertising. Reading’s contract with Val Morgan expires on July 1, 2003. Notwithstanding concerns expressed by Reading and other Independent Exhibitors to the ACCC that such an arrangement would give the Major Exhibitors an unfair competitive advantage in the area of screen advertising, the ACCC ultimately approved the acquisition due to concerns that but for the intervention of the Major Exhibitors Val Morgan would fail. Reading is currently attempting to renegotiate its contract with Val Morgan. However, in light of the fact that Val Morgan was unable to operate profitably under its prior contracts with exhibitors and in light of the fact that the Major Exhibitors who now control Val Morgan are not under any obligation to offer contracts to Independent Exhibitors on the same terms and conditions as the Major Exhibitors deal with themselves, it is likely that future revenues from screen advertising will be less, and may be materially less, than those realized in 2001 and 2002.

Cinema Exhibition — Puerto Rico

      Based upon number of screens, box office revenues and number of theaters, we are the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 2001, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited, but our principal competitor is expected to continue to open theaters competitive with ours. Caribbean Cinemas, our principal competitor, currently operates screens representing approximately 82% of the total box office generated in Puerto Rico.

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

      Due to high land values and high construction costs in urban areas, and the parking requirements for such facilities, there are significant barriers to the construction of new theaters in both Manhattan and Chicago. As a result, in addition to a 499-seat theater than opened in the fall of 2002, there are only two more Off Broadway style theater complexes currently under development in Manhattan: One complex with two 499-seat theaters and two 299-seat theaters which is expected to open in mid 2004 and the other complex with one 499-seat theater, one 399-seat theater, and one 199-seat theater which is still in the early stages of construction and uncertain as to its opening date. The new Off Broadway theater that opened in 2002 has a rental package of approximately $10,000 more per week that our packages, and has had one show for approximately 5 weeks before going dark. It has remained dark since the beginning of 2003. Likewise, the two theaters currently in development are not expected to have a negative impact on our Manhattan theaters as these theaters are located, in our opinion, outside of established theater districts.

      In Chicago, there is one competitive theater complex with four stages in the downtown area which opened in 2001. However, we do not believe that this theater has had a material adverse effect on the Royal George.

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

      The Securities and Exchange Commission requires that registrants include information about potential effects of changes in currency exchange and interest rates in their Form 10-K filings. Several alternatives, all with some limitations, have been offered. The following discussion is based on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates and interest rates. This analysis is constrained by several factors, including the following:

•	It is based on a single point in time.

•	It does not include the effects of other complex market reactions that would arise from the changes modeled.

      Although the results of such an analysis may be useful as a benchmark, they should not be viewed as forecasts.

      At December 31, 2002, approximately 43% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including $7,638,000 in cash and cash equivalents. At December 31, 2001, approximately 33% and 10% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including $10,048,000 in cash and cash equivalents. We had no assets denominated in foreign currency prior to 2001.

      Our policy in Australia and New Zealand is to match revenue and expenses, whenever possible, in local currencies. As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies. Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense. The resulting natural operating hedge has led to a negligible foreign currency effect on our earnings.

      Our policy is to borrow in local currencies to finance the development and construction of our entertainment complexes in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 71% and 36% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars. At the present time, we have no plan to hedge such exposure.

      Commencing in 2002, we also began recognizing unrealized foreign currency translation gains or losses which could materially affect our financial position. For the year ended December 31, 2002, we have recorded an unrealized foreign currency translation gain of approximately $7,787,000.

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

      The majority of our Australian and New Zealand bank loans have variable rates and a change of approximately 1% in short-term interest rate would have resulted in approximately $232,000 increase or decrease in our 2002 interest expense.

Item 8	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders

Reading International, Inc.
Los Angeles, California:

      We have audited the accompanying consolidated balance sheets of Reading International, Inc., and subsidiaries (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 7, 2003

READING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2002 and 2001

	December 31,

	2002	2001

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$19,286	$20,876
Receivables	3,765	3,662
Inventory	452	333
Investment in Gish Biomedical, Inc.	1,016	496
Restricted cash	341	493
Prepaid and other current assets (Note 11)	2,529	2,552
Deferred income tax assets, net (Note 20)	1,008	1,220

Total current assets	28,397	29,632
Rental property, net (Note 7)	8,438	8,959
Property & equipment, net (Note 8)	101,481	74,878
Property held for development	19,745	28,145
Asset held for sale (Note 6)	—	3,018
Investment in Joint Ventures (Note 9)	1,120	891
Capitalized leasing costs	544	678
Goodwill, net (Note 10)	5,021	5,029
Intangible assets, net (Note 10)	14,381	15,631
Other noncurrent assets (Note 11)	3,645	3,734

Total assets	$182,772	$170,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$13,183	$12,395
Film rent payable	4,092	3,259
Income taxes payable (Note 20)	7,435	6,920
Deferred current revenue	1,150	1,131
Notes payable — current portion (Note 13)	2,119	4,892
Other current liabilities (Note 14)	294	487

Total current liabilities	28,273	29,084
Note payable — long-term portion (Note 13)	48,121	37,490
Deferred noncurrent revenue	659	217
Other noncurrent liabilities (Note 14)	9,517	7,908

Total liabilities	$86,570	$74,699

Commitments and contingencies (Note 17)
Minority interest in consolidated affiliate (Note 15)	4,937	4,771
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 33,858,310 issued and 20,484,813 outstanding (Note 18)	205	205
Class B Voting Common stock, par value $0.01, 20,000,000 shares authorized, 1,989,589 issued and 1,336,334 outstanding (Note 18)	13	13
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized	—	—
Additional paid-in capital	123,517	123,517
Accumulated deficit	(40,512)	(32,558)
Accumulated other comprehensive income (loss) (Note 21)	8,042	(52)

Total stockholders’ equity	91,265	91,125

Total liabilities and stockholders’ equity	$182,772	$170,595

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Years Ended December 31, 2002

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands,
	except per share amounts)
Operating revenue
Theater	$79,911	$20,045	$4,677
Real estate	6,489	3,617	2,397
Management fee	86	82	172
Consulting fees from shareholder	—	—	138

	$86,486	$23,744	$7,384

Operating expense
Theater	65,493	16,532	3,434
Real estate	4,044	1,304	748
General and administrative	14,221	7,246	3,600
Depreciation and amortization	8,705	2,044	657

	92,463	27,126	8,439

Operating loss	(5,977)	(3,382)	(1,055)
Non-operating income (expense)
Interest income	512	345	1,239
Interest income from shareholder	—	216	258
Interest expense	(3,288)	(1,500)	(1,111)
Dividends on Reading Preferred Stock (Note 9)	—	455	455
Equity earnings of Angelika Film Center LLC (Note 9)	—	124	109
Earnings (loss) from investment advances to Agricultural Partnerships (Note 9)	1,110	199	(4,262)
Equity earnings of affiliates	211	—	—
Loss on marketable securities	—	(852)	—
Other (expense) income	(55)	46	—
Gain on sale of assets	—	—	829

Loss before minority interest and income taxes	(7,487)	(4,349)	(3,538)
Minority interest	(461)	(15)	(4)

Loss before taxes	(7,948)	(4,364)	(3,542)
Income tax expense (Note 20)	6	208	—

Net loss	(7,954)	(4,572)	(3,542)

Basic and diluted loss per share	$(0.36)	$(0.21)	$(0.47)
Weighted average number of shares outstanding	21,821,236	9,980,946	7,557,718

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001, and 2000

	Common Stock

	Common Stock		Class A		Class B				Accumulated	Note
							Additional		Other	Receivable	Total
		Par		Par		Par	Paid-In	Accumulated	Comprehensive	from	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income/(Loss)	Stockholder	Equity

	(In thousands)
At January 1, 2000	6,670	$67	—	$—	—	$—	$59,603	$(24,444)	$255	$(1,998)	$33,483
Net loss	—	—	—	—	—	—	—	(3,542)	—	—	(3,542)
Other comprehensive loss —
Unrealized loss on securities	—	—	—	—	—	—	—	—	(814)	—	(814)

Total comprehensive loss											(4,356)
Conversion of common stock pursuant to the reorganization (Note 18)	(6,670)	(67)	5,336	54	1,334	13	—	—	—	—	—
Class A common stock issued	—	—	2,622	26	—	—	7,973	—	—	—	7,999
Class B common stock issued	—	—	—	—	656	7	1,995	—	—	—	2,002

At December 31, 2000	—	$—	7,958	$80	1,990	$20	$69,571	$(27,986)	$(559)	$(1,998)	$39,128
Net loss	—	—	—	—	—	—	—	(4,572)	—	—	(4,572)
Other comprehensive income —
Unrealized gain on securities	—	—	—	—	—	—	—	—	507	—	507

Total comprehensive loss											(4,065)
RII Class A common stock issued for Consolidation	—	—	12,527	125	(654)	(7)	53,946	—	—	1,998	56,062

At December 31, 2001	—	$—	20,485	$205	1,336	$13	$123,517	$(32,558)	$(52)	$—	$91,125
Net loss	—	—	—	—	—	—	—	(7,954)	—	—	(7,954)
Other comprehensive income
Cumulative foreign exchange rate adjustment	—	—	—	—	—	—	—		7,786	—	7,786
Unrealized gain on securities	—	—	—	—	—	—	—		308	—	308

Total comprehensive income	—	—	—	—	—	—	—	—	8,094	—	8,094

At December 31, 2002	—	$—	20,485	$205	1,336	$13	$123,517	$(40,512)	$8,042	$—	$91,265

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Years Ended December 31, 2002

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Operating Activities
Net loss	$(7,954)	$(4,572)	$(3,542)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,705	2,044	657
Gain on sale of assets	—	—	(829)
Provision for loss on advances to Agricultural Partnerships	(1,110)	(199)	4,262
Equity (earnings) loss from affiliates	(211)	(124)	(109)
Minority interest	461	15	4
Others, net	56	(2)	—
Changes in assets and liabilities:
Decrease (increase) in receivables	(83)	(1,108)	(1,335)
(Increase) decrease in inventory	(103)	(41)	—
(Increase) decrease in prepaids and other assets	(106)	699	(1,828)
Increase in payables and accrued liabilities	1,503	914	4,875
Increase (decrease) in film rent payable	509	(770)	(337)
Increase in deferred revenues and other liabilities	1,498	907	142

Net cash provided by (used in) operating activities	3,165	(2,265)	1,960

Investing Activities
Payment of option fee and acquisition costs	—	—	(5,943)
Purchase of available-for-sale securities	—	—	(757)
Proceeds from sale of available-for-sale securities	—	—	1,768
Purchase of live theater assets	—	(7,751)	(3,678)
Purchase of domestic cinema assets	—	(1,706)	(356)
Purchase of property and equipment, net	(4,511)	(868)	(39)
Additions to property held for development	(5,926)	—	—
Decrease in restricted cash	194	—	—
Investment in Joint Ventures	(85)	—	—
Distribution from Joint Ventures	436	302	112
Distributions to minority interest	(328)	—	—

Net cash used in investing activities	(10,220)	(10,023)	(8,893)

Financing Activities
Cash receipt due to Consolidation	—	11,891	—
Repayments of debt	(4,958)	(151)	(128)
Proceeds from borrowings	8,130	5,202	—
Borrowing of Agricultural Partnerships	—	(186)	(1,661)
Repayments from Agricultural Partnerships and Joint Ventures	780	398	—

Net cash provided by (used in) financing activities	3,952	17,154	(1,789)

(Decrease) increase in cash and cash equivalents	(3,103)	4,866	(8,722)
Effect of exchange rate on cash	1,513	—	—
Cash and cash equivalents at beginning of year	20,876	16,010	24,732

Cash and cash equivalents at end of year	$19,286	$20,876	$16,010

Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings, net of $178,000 (NZ$339,000) capitalized for property under development	$3,307	$1,315	$1,038
Income taxes	$18	$129	$149
Non-Cash Transactions
Purchase of Angelika Interest (Note 5)
Issuance of Common Stock for OBI (Note 5)
December 31, 2001 Consolidation (Note 4)

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 1 — Nature of Business

      Reading International, Inc. (“RII” and collectively with its predecessors and consolidated affiliates “Reading” or the “Company”) is the result of the merger on December 31, 2001, of Reading Entertainment, Inc. (“RDGE” and collectively with its consolidated subsidiaries, “Old Reading”), and Craig Corporation (“CRG” and collectively with its wholly owned subsidiaries, “Craig”) with wholly owned subsidiaries of Citadel Holding Corporation and the simultaneous amendment of the Articles of Incorporation of Citadel Holding Corporation to change its name to Reading International, Inc. (the “Consolidation”). As a result, following the Consolidation RII held a 50% controlling interest in the Angelika Film Centers LLC (“AFC”) and began consolidating the accounts of AFC as of December 31, 2001. The Company, as it existed prior to the Consolidation, is referred to in these footnotes as “Citadel”; Citadel Holding Corporation, prior to the Consolidation and its name change, is referred to in the footnotes as “CDL.” The Consolidation transaction is discussed in Note 4.

      Reading International, Inc., the surviving entity following the Consolidation, is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc., Craig Corporation, and Citadel Holding Corporation. These businesses consist primarily of:

•	The development, ownership and operation of cinemas in the United States, Australia, New Zealand, and Puerto Rico;

•	The development, ownership and operation of cinema based entertainment-themed retail centers in Australia and New Zealand;

•	The ownership and operating of “Off Broadway” style live theaters in the United States; and

•	As a business ancillary to its ownership and operation of cinemas, entertainment-themed retail centers and live theaters, the development, ownership and operation of commercial real estate in Australia, New Zealand, and the United States.

Reading considers itself to be essentially a cinema and live theater exhibition company with a focus on real estate oriented assets.

Note 2 — Summary of Significant Accounting Policies

     Basis of Consolidation

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

     Accounting Principles

      The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     Cash and Cash Equivalents

      Reading considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2002 and 2001 is approximately $6,974,000 and $9,782,000, respectively, of funds being held in institutional money market mutual funds.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Receivables

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

     Available-For-Sale Securities

      The Company’s securities holding in Gish Biomedical, Inc. (“Gish”) is recorded at its respective fair value at each reporting date, and is classified as available-for-sale. Any unrealized gains/losses are reported as a separate component of shareholders’ equity. The cost basis of available-for-sale securities that experience a non-temporary decline in fair value is written down to fair value with the amount of the write-down being included in earnings as a realized loss on the securities.

      The Gish stock was deemed impaired in September 2001, following two consecutive quarters of decline in fair value and was written down to $1.00 per share. At December 31, 2002, the Company owned 583,900 shares representing approximately 16.3% of the outstanding common stock of Gish at an adjusted cost basis of approximately $583,900. The closing price of Gish common stock at December 31, 2002, was $1.74 per share or approximately $1,016,000 (See Note 24).

     Property Held For Development

      Property held for development consists of land (including land acquisition costs) acquired for the potential development of multiplex cinemas and/or entertainment-themed retail centers and currently held either for such purposes or for other development purposes. Property held for development is carried at cost and, at the time that construction of the related multiplex cinema, entertainment-themed retail center, or other development commences, is transferred to property and equipment and accounted for as construction-in-progress.

     Construction-in-Progress and Property Development Costs

      Construction-in-progress and property development costs are comprised of direct costs associated with the development of potential cinemas (whether for purchase or lease), entertainment-themed retail center locations, or other improvements to real property in those cases where properties acquired for entertainment purposes have been applied to other uses. Startup costs and other costs not directly related to the acquisition of long term assets are expensed as incurred. Amounts are carried at cost unless management decides that a particular location will not be pursued to completion or if the costs are no longer relevant to the proposed project. If such a judgment is made, previously capitalized costs which are no longer of value are expensed.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Depreciation and Amortization

      Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are generally as follows:

Building and building improvements	40 years
Leasehold improvement	Shorter of the life of the lease or useful life of the improvement
Farming equipment	3 – 10 years
Theater equipment	7 years
Furniture and fixtures	5 – 10 years

     Deferred Leasing/ Financing Costs

      Direct costs incurred in connection with obtaining tenants and/or financing are amortized over the respective term of the lease or loan on a straight-line basis.

     Advertising Costs

      Reading expenses the costs of advertising as incurred.

     Revenue Recognition

      Revenue from cinema ticket sales and concession are recognized when sold. Rental revenue is recognized when the rent becomes due as specified in the lease agreements.

     Translation of Non-U.S. Currency Amounts

      The financial statements and transactions of Reading’s Australian and New Zealand cinema and real estate operations are in their functional currencies (Australian and New Zealand dollars, respectively) and are translated into U.S. dollars. Assets and liabilities of such operations are denominated in their functional currency and are translated at exchange rates in effect at the balance sheet date. Revenue and expense will be translated at the average exchange rate for periods subsequent to December 31, 2002. Translation adjustments are reported as “Accumulated other comprehensive income,” a component of Shareholders’ equity.

      The carrying value of the Reading’s Australia and New Zealand assets will fluctuate due to changes in the exchange rate between the U.S. dollar and Australian dollar ($0.5625 and $0.5117, were the respective exchange rates of U.S. dollars per Australian dollar at December 31, 2002 and 2001) and the U.S. dollar and New Zealand dollar ($0.5239 and $0.4161, were the respective exchange rates of U.S. dollars per New Zealand dollar at December 31, 2002 and 2001).

     Earnings Per Share

      Basic earnings per share is based on 21,821,236, 9,980,946, and 7,557,718 weighted average number of shares of Class A and Class B common stock outstanding during the years ended December 31, 2002, 2001, and 2000, respectively. Diluted earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Stock options to purchase 2,340,180, 1,996,820, and 165,000 shares of common stock were outstanding at December 31, 2002, 2001, and 2000 at a weighted average exercise price of $4.87, $7.50, and $2.77 per share, respectively. During the years ended December 31, 2002, 2001 and 2000, however, the Company recorded a net loss and therefore, the effect of these stock options was anti-dilutive.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Accounting for the Impairment of Long Lived Assets

      Long lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that an impairment may have occurred. No impairment loss was recorded in the three years ended December 31, 2002.

     New Accounting Pronouncements

      Effective January 1, 2002, the Company adopted SFAS 142 which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. As a result of adopting SFAS 142, goodwill and a substantial amount of the Company’s intangible assets are no longer amortized. Pursuant to SFAS 142, intangible assets must be periodically tested for impairment, and the new standard provides six months to complete the impairment review. During the fiscal 2002, the Company completed its impairment review, which indicated that there was no impairment.

      The FASB also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143) in August 2001, which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of SFAS 143 did not have a material impact on the Company’s consolidated results of operations and financial position.

      The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which did not have a material impact on the Company’s consolidated results of operations and financial position effective January 1, 2002. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and to the amendment of existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior presented periods that does not meet certain defined criteria must be reclassified. The Company will adopt this statement as of January 1, 2003 but does not expect any material reclassifications as a result.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS 146 effective January 1, 2003 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

      In October 2002, the FASB issued Statement No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” The provisions of Statement No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions that require that an unidentifiable excess in a business combination be treated as goodwill rather than as a separate unidentifiable intangible asset apply to all acquisitions of financial institutions. The provisions of Statement No. 147 became effective October 1, 2002. Adoption of Statement No. 147 did not material impact on the Company’s consolidated results of operations and financial position.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Statement No. 148 amends Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation (the “transition provisions”). In addition, Statement No. 148 amends the disclosure requirements of Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require pro forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The transition methods of Statement No. 148 are effective for the Company’s March 31, 2003 Form 10-Q. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. Management does not expect the adoption of the initial recognition and measurement provisions will have a material effect on the Company’s results of operations or financial condition.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 would require the consolidation of specified VIE’s created before February 1, 2003 in the Company’s September 30, 2003 Form 10-Q. For specified VIE’s created after January 31, 2003, FIN 46 would require consolidation in the Company’s March 31, 2003 Form 10-Q. The Company has not completed its evaluation of the effect that the adoption of FIN 46 will have on its consolidated financial statements.

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

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 3 — Related Parties and Transactions

     Overlapping Management

      Prior to 2000, Citadel Holding Corporation, Reading Entertainment, Inc., and Craig Corporation (the “members of the Craig Group of Companies”) allocated certain overhead expenses and provided various management services to one another pursuant to various cost sharing and consulting arrangements. During 2000, Old Reading moved its executive offices from Philadelphia to Los Angeles, and the members of the Craig Group of Companies reorganized and consolidated their general and administrative staffs under CRG. Consequently, substantially all of the general and administrative employees of the Craig Group of Companies were, until the Consolidation, employed directly by CRG, and received all of their health, medical, retirement and other benefits from CRG. The general and administrative expense of the Craig Group of Companies was then periodically allocated, in accordance with the amount of time spent by these employees providing services for the respective member of the group.

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

      In the summer of that year, management began conversations with National Auto Credit, Inc. (“NAC”), about a potential transaction in which NAC would acquire, in partnership with Citadel, all of the domestic cinema assets of Old Reading, including Old Reading’s rights to acquire the Manhattan based City Cinemas chain. In April 2000, Old Reading conveyed a 50% membership interest in AFC to NAC in consideration of the issuance to it of certain securities and granted to NAC, in consideration of the payment by NAC to Old Reading of an option fee of $500,000, an option to acquire the remainder of Old Reading’s domestic cinema assets. That option was subject to the right of Citadel to participate as a 50/50 partner with NAC in those assets, if Citadel were to so elect. Ultimately, NAC determined not to exercise that option, and determined instead to invest in a developmental “dot.com” company. Old Reading then resold to NAC the securities it received in consideration of the transfer of the 50% membership interest in AFC for gross proceeds of approximately $14,702,000.

      During this same period, Citadel determined to proceed with the acquisition from Old Reading of the remainder of Old Reading’s domestic entertainment assets. During 2000 and the first quarter of 2001, Old Reading conveyed to Citadel the following domestic entertainment assets as discussed in Note 5:

•	Reading’s rights to acquire the assets eventually acquired by the Company in the City Cinemas and Liberty Theaters Transactions

•	The Domestic Cinemas consisting of the Tower, Manville, St. Anthony and Angelika Houston

•	The Royal George Theatre Complex

•	Rights to the Angelika Dallas

      From time to time the members of the Craig Group of Companies, and Mr. Cotter and the other members of management, have been afforded the opportunity to invest in the plays that play or may play in the live theaters owned by the Company. These investments are monitored by Mr. Cotter, and periodically reported to the Reading Audit and Conflicts Committee.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Acquisition of the Angelika Film Center and the City Cinemas Transaction

      On September 1, 2000, Citadel acquired, in each instance from entities owned by James J. Cotter and Michael Forman (collectively, “Sutton”), (1) a  1/6th interest in AFC, the owner of the Angelika Film Center and Café located in the Soho district of Manhattan (the “Angelika New York”), and (2) certain rights and interests comprising the City Cinemas cinema chain, currently consisting of 12 screens in three Manhattan locations (the “Leased Cinemas”) and the right to manage an additional 24 screens at five locations (the “Managed Cinemas”) (the “City Cinemas Transaction”). At the time of this acquisition, the remaining interests in AFC were owned by Old Reading (33.3%) and by an affiliate of NAC (50.0%). (Upon consolidation of Citadel, Old Reading and Craig on December 31, 2001, Reading owns a 50% interest in AFC with the other 50% interest being held by that same third party). The acquisition of the AFC interest was accounted for as a purchase, in which Citadel issued an interest-bearing note to Sutton, in the amount of $4,500,000, bearing interest at 8.25%, and matured in July 2002. That note was paid in full on December 5, 2002.

      The City Cinemas Transaction is an operating lease (the “Operating Lease”), under which Citadel was obligated, initially, to make annual payments to Sutton totaling $3,217,500, subject to certain cost of living and other adjustments. In addition, Citadel was also obligated to pay as additional rent, rental and other payments due under various property leases underlying the Operating Lease. With respect to 2002, these additional rent payments totaled approximately $906,000. In exchange for these payments, Citadel is, generally speaking, entitled to the cash flows generated from operation of the Leased Cinemas and the management fees associated with the Managed Cinemas. At the end of the ten-year term of the operating lease, Reading has the option, for which it paid an aggregate option fee of $5,000,000, to acquire for $48,000,000, the underlying leases and physical improvements of the leased cinemas (to the extent owned by Sutton), and the fee interests in the Murray Hill and Sutton cinemas. With the release of the Murray Hill from the Operating Lease in February 2002, the purchase price has been reduced to $38,000,000 and the obligation to make ongoing rental payments to Sutton has been reduced to $2,392,500. Alternatively, Reading can extend the operating lease at the then fair market rental. The option fee would be credited against the purchase price should the purchase option be exercised by Reading. Reading is amortizing the option fee over the ten-year term of the Operating Lease.

      In connection with the City Cinemas Transaction, Reading was obligated to lend Sutton up to $28,000,000, commencing in July 2007 (the “Sutton Loan Commitment”). With the release of Murray Hill cinemas from the Operating Lease in February 2002, this obligation has decreased to $18,000,000. This credit facility is intended to provide Sutton with liquidity pending an acquisition determination by Reading whether or not to purchase various assets subject to the option. Any amounts outstanding under this credit facility at the date the option is exercised will be a credit against the purchase price otherwise payable by Reading. In case Reading does not exercise its option, the money advanced to Sutton is to be returned to the Company on December 1, 2010.

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

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

that Mr. Cotter acquire an equity interest in the Agricultural Partnerships, since Citadel was relying principally upon his expertise and experience in making and providing executive supervision of the investment.

      BRI was initially a wholly owned subsidiary of CDL, and was spun off to the stockholders of CDL immediately prior to the acquisition by the Agricultural Partnerships of Big 4 Ranch. Accordingly, Craig and Old Reading received their interests in BRI initially as a result of that spin-off. Thereafter, Craig increased its holdings in BRI through the purchase of additional BRI shares in privately negotiated transactions. Craig and Old Reading owned their interests in the Agricultural Partnerships indirectly through their ownership of CDL and BRI shares. Prior to the Consolidation, Craig and Reading controlled BRI, owning 49% of the voting power of that company. In addition, Cecelia and a trust for the benefit of one of Mr. Tompkins’s children own an additional 3.2% of BRI. Historically, the officers and directors of CRG have served as the officers and directors of BRI.

      The Big 4 Ranch was farmed by Big 4 Ranch Farming, LLC (“Farming”), which is owned 80% by Citadel and 20% by Cecelia. Farming was reimbursed for all of its out-of-pocket costs by the Agricultural Partnerships, plus a fee equal to 5% of the gross revenues of the Agricultural Partnerships, after deducting the expenses of picking, packing and hauling. Farming, in turn, contracted with Cecelia for certain bookkeeping and administrative services, for which it paid a fee of $6,000 per month. Farming was reimbursed for this expense from the Agricultural Partnerships. Cecelia also packed fruit for the Agricultural Partnerships for which it was paid $806,000 and $1,146,000 for 2002 and 2001, respectively. The Craig Group of Companies provided various administrative services for the Agricultural Partnerships and BRI, for which they received no compensation.

      Due to a variety of factors, principally bad weather and market conditions, the Agricultural Partnerships have lost in excess of 100% of their equity, and have been funded principally by loans from Reading and Visalia and by advances from Farming and the packing houses, with which the Agricultural Partnerships do business. Following the Consolidation, Reading determined to dispose of its interest in the Big 4 Ranch and to focus on its cinema, live theater and ancillary real estate businesses and in July 2002, the Agricultural Partnerships reconveyed their interests in the Big 4 Ranch to the original owner of the ranch in consideration of the satisfaction of all liabilities under the purchase money mortgage encumbering the ranch.

Certain Family Relationships

      Mr. James J. Cotter, Sr., the principal stockholder of Reading, has advised the Board of Directors that he considers his holdings in Reading to be long-term investments to be passed to his heirs. The Directors of Reading believe that it is in the best interests of these companies, and their respective stockholders, for heirs to become experienced in the operations and affairs of the Company. Accordingly, all of Mr. Cotter’s children are currently involved with the Company:

•	Mr. James J. Cotter, Jr. was elected to the Board of Directors of RII on March 21, 2002, and is a former director of Gish Biomedical Inc., a company that was owned approximately 16.3% by Reading at December 31, 2002. Mr. Cotter has direct or indirect ownership interests in Visalia and Hecco Ventures, a California general partnership and major RII shareholder. Mr. J. Cotter Jr. is a graduate of the Brown University, and obtained his law and tax degrees from the New York University. He is currently in the private practice of law with the firm of Winston & Strawn, in Manhattan.

•	Ms. Margaret Cotter was elected to the Board of Directors on September 27, 2002. She is a member of the Board of Directors of BRI, has served as an officer of Cecelia and Union Square Management, Inc., and is the owner and President of OBI LLC (“OBI Management”), a company that provides management services to Liberty Theaters. Ms. Cotter has direct or indirect ownership interests in Visalia and Hecco Ventures, a California general partnership and major RII shareholder. Ms. Margaret Cotter has an undergraduate degree from Georgetown and a juris doctorate from

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Georgetown Law School. She then spent four years as an assistant district attorney and felony trial prosecutor in New York prior to joining the Company.

•	Ms. Ellen Cotter is the Chief Operating Officer of the Company’s domestic cinema operations. Ms. Ellen Cotter has direct or indirect ownership interests in Visalia and Hecco Ventures, a California general partnership and major RII shareholder. Ms. Ellen Cotter is a graduate of Smith College and holds a juris doctorate from Georgetown Law School. She was in private practice with the law firm of White & Case as a corporate attorney for four years prior to joining the Company.

Mr. James J. Cotter, Sr. is the general partner and Mr. James J. Cotter, Jr., Ms. Margaret Cotter and Ms. Ellen Cotters are the limited partners of a limited partnership which is the general partner of Hecco Ventures.

Certain Miscellaneous Transactions

      Reading has loaned to Mr. Smerling, Director of Domestic Cinema Operations, $70,000 pursuant to a demand loan.

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

      The operations of Craig and Old Reading are included in the Company’s accounts from December 31, 2001, the effective date of the Consolidation. As a result, the Company’s Consolidated Balance Sheet for the year ended December 31, 2001 includes the assets, liabilities and equity of Citadel, Old Reading, Craig, and AFC but the Company’s Consolidated Statement of Operations includes only Citadel’s operating results. The pro forma information presented below is not necessarily indicative of what the actual financial results would have been, had the Consolidation taken place on January 1, 2001. Unaudited pro forma operating results for the consolidated company, assuming that the Consolidation had occurred on January 1, 2001, are set forth below (dollars in thousands, except for per share amounts).

For the Year Ended
December 31, 2001

Revenue	$70,291
Net loss	(12,191)
Basic loss per share	$(0.56)

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 5 — Acquisition and Disposal of Assets

Acquisition of Domestic Cinemas

      On March 8, 2001, Citadel acquired from Old Reading four cinemas with 20 screens. (Two of these cinemas were already being managed by Citadel, such management rights having been obtained as a part of the City Cinemas Transaction). The purchase price paid was $1,706,000, representing six times the aggregate cinema EBITDA of the four properties, and was paid through the issuance by Citadel of a two year promissory note, accruing interest, and payable quarterly in arrears, at 8.0% per annum. The transaction has been accounted for as a purchase of leasehold interests. In addition, Citadel assumed the liabilities of these cinemas and Old Reading, in exchange, has agreed to reimburse Citadel approximately $1,115,000 representing the difference between the liabilities assumed and the amount of inventory, prepaid expenses and other current assets on the balance sheet as of the closing date.

      Following the Consolidation of Citadel, Old Reading, and Craig on December 31, 2001 (Note 4), the $1,706,000 note payable to Old Reading for the purchase price, interest paid and accrued on the note, and the receivable from Old Reading for $1,115,000 were all eliminated in consolidation for accounting purposes as intercompany transactions.

Acquisition of the Angelika Film Center and the City Cinemas Transaction

      On September 1, 2000, Citadel acquired, in each instance from entities owned by James J. Cotter and Michael Forman (collectively, “Sutton”), (1) a 1/6th interest in AFC, the owner of the Angelika Film Center and Café located in the Soho district of Manhattan (the “Angelika New York”), and (2) certain rights and interests comprising the City Cinemas cinema chain, currently consisting of 16 screens in four Manhattan locations (the “Leased Cinemas”) and the right to manage an additional 24 screens at five locations (the “Managed Cinemas”) (the “City Cinemas Transaction”). At the time of this acquisition, the remaining interests in AFC were owned by Old Reading (33.3%) and by an affiliate of NAC (50.0%). (Upon consolidation of Citadel, Old Reading and Craig on December 31, 2001, Reading owns a 50% interest in AFC with the other 50% interest being held by that same third party). The acquisition of the AFC interest was accounted for as a purchase, in which Citadel issued an interest-bearing note to Sutton, in the amount of $4,500,000, bearing interest at 8.25%. That note was paid in full on December 5, 2002.

      The City Cinemas Transaction is an operating lease (the “Operating Lease”), under which Citadel was obligated, initially, to make annual payments to Sutton totaling $3,217,500, subject to certain cost of living and other adjustments. In addition, Citadel was also obligated to pay as additional rent, rental and other payments due under various property leases underlying the Operating Lease. With respect to 2002, these additional rent payments totaled approximately $906,000. In exchange for these payments, Citadel is, generally speaking, entitled to the cash flows generated from operation of the Leased Cinemas and the management fees associated with the Managed Cinemas. At the end of the ten-year term of the operating lease, Reading has the option, for which it paid an aggregate option fee of $5,000,000, to acquire for $48,000,000, the underlying leases and physical improvements of the leased cinemas (to the extent owned by Sutton), and the fee interests in the Murray Hill and Sutton cinemas. With the release of Murray Hill from the Operating Lease in February 2002, the purchase price has been reduced to $38,000,000 and the obligation to make rental payments to Sutton has been reduced to $2,392,500. Alternatively, Reading can extend the operating lease at the then fair market rental. The option fee would be credited against the purchase price should the purchase option be exercised by Reading. Reading is amortizing the option fee over the ten-year term of the Operating Lease.

      In connection with the City Cinemas Transaction, Reading was obligated to lend Sutton up to $28,000,000, commencing in July 2007 (the “Sutton Loan Commitment”). With the release of Murray Hill cinemas from the Operating Lease in February 2002, this obligation has decreased to $18,000,000. This credit

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

facility is intended to provide Sutton with liquidity pending an acquisition determination by Reading whether or not to purchase various assets subject to the option. Any amounts outstanding under this credit facility at the date the option is exercised will be a credit against the purchase price otherwise payable by Reading. In case Reading does not exercise its option, the money advanced to Sutton is to be repaid to the Company on December 1, 2010.

Note 6 — Asset Held for Sale

CineVista Cinemas

      Subsequent to the Company’s acquisition of the CineVista circuit as part of the Consolidation, the Company decided to continue the efforts of Old Reading with respect to the disposition of its assets and operations in Puerto Rico. Old Reading had not been satisfied with the performance of that market, and recorded impairment in the amount of $31,330,000 with respect to such assets and operations in 1999. In the third quarter of 1999, the Old Reading wrote off the entire carrying value of its 8 screen cinema at the Plaza Las Americas Cinema (the “Plaza Cinema”) of $14,022,000 upon the determination by the owners of the Plaza Las Americas in San Juan not to honor what Old Reading believes to have been a contractually binding obligation to lease to Old Reading a new state-of-the-art cinema complex at the Plaza Las Americas. The determination of the Plaza’s owners to instead lease the new facility in the Plaza to Old Reading’s principal competitor in Puerto Rico has eliminated the value of the existing cinema in that shopping center, and will likely materially adversely affect the value of the remainder of the CineVista circuit. In the fourth quarter of 1999, the Old Reading reduced the carrying value of CineVista to its estimated net realizable value based upon Old Reading’s decision to exit the Puerto Rico market recording an additional impairment loss of $17,308,000. Accordingly, the CineVista circuit was carried on the books of the Company at $3,018,000, its fair market value, as an asset held for sale since that time.

      Negotiations for the sale of the Puerto Rican circuit commenced by Old Reading have stalled, and while the Company is negotiating with a new potential buyer, no assurances can be given that the sale will be consummated. As a result, the Puerto Rican circuit is no longer deemed an asset held for sale for accounting purposes and is not presented as such at December 31, 2002. The Company also recorded approximately $432,000 of catch-up depreciation in the fourth quarter to reflect the Fiscal 2002 depreciation that would have been recorded had the Puerto Rican circuit not been held for sale. Not withstanding the classification of the asset under generally accepted accounting principles, the Company is continuing its efforts to sell this asset.

Note 7 — Rental Property

      The table below sets forth Reading’s investment in rental property as of the dates indicated (dollars in thousands):

	December 31,

	2002	2001

Rental Property
Land	$2,951	$2,951
Building and improvements	7,515	7,512

	10,466	10,463
Less accumulated depreciation	(2,028)	(1,504)

Rental property, net	$8,438	$8,959

      At December 31, 2001, the office building located in Glendale, California (the “Brand Building”) was the Company’s only rental property not associated with an entertainment property. This property does not

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

house any of the Company’s operations and is not a part of the Company’s cinema exhibition or live theater businesses. With the exception of the ground floor space, the Brand Building is entirely leased to Disney Enterprises, Inc. (“Disney”). The rental rate for the Disney lease, which began on February 1, 1997, is approximately $164,000 per month from February 1, 2002 for the remaining five-year term. In addition, Disney has the option to renew the lease for two consecutive five-year periods. Direct costs incurred to obtain the lease of $544,000, net of $789,000 in accumulated amortization consisting of commissions, legal and other fees, are included in the Consolidated Balance Sheet as “Capitalized leasing costs” at December 31, 2002.

Note 8 — Property and Equipment

	December 31,

Property and Equipment	2002	2001

	(In Thousands)
Land	$22,838	$17,757
Building	45,926	29,617
Leasehold Interests & Improvements	5,173	2,942
Construction-in-progress and property development	3,817	1,137
Fixtures and equipment	31,245	24,164

	108,999	75,617
Less accumulated depreciation	(7,518)	(739)

Property and equipment, net	$101,481	$74,878

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

      For the years ended December 31, 2001 and 2000, Citadel accounted for its investment in Old Reading at cost and recorded as revenue dividends declared by Old Reading on the Old Reading Series A Preferred Stock. Included in the Consolidated Statement of Operations for the years ended December 31, 2001 and 2000 as “Dividends from Investment in Reading” is $455,000 per year of dividend income earned with respect to Citadel’s ownership of the Old Reading Series A Preferred Stock.

      At December 31, 2001, Reading was three quarters in arrears with respect to its dividends accrued on the Old Reading Series A Preferred Stock. With the Consolidation of Citadel, Old Reading, and Craig on December 31, 2001, Citadel’s investment in Old Reading Series A Preferred Stock and all such dividends paid and owed to Citadel for the year ended December 31, 2001 became intercompany transactions which are eliminated in the consolidated financial statements.

      Until the Consolidation of Citadel, Old Reading and Craig on December 31, 2001, Citadel and Craig owned securities of Old Reading which afforded them an aggregate 83% voting interest in Old Reading, of which Craig’s holdings represented approximately 78% of the voting power of Old Reading and Citadel’s

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

holdings represented approximately 5% of such voting power. Conversely, Old Reading owned 1,690,938 shares of the CDL’s Class A Nonvoting Common Stock and 422,734 shares of the CDL’s Class B Voting Common Stock, or approximately 21% of the CDL’s outstanding common stock, and Craig owned 876,885 shares of the CDL’s Class A Nonvoting Common Stock and 230,521 shares of CDL’s Class B Voting Common Stock, or approximately 11% of the CDL’s outstanding common stock. In the Consolidation, the Old Reading common stock held by Craig was converted into 6,456,895 shares of RII Class A common Stock, and the CDL Class A and CDL Class B common stock held by Craig and Old Reading were retitled RII Class A and RII Class B common stock. These security holdings have been eliminated in the consolidated financial statements.

     Investment in AFC

      On September 1, 2000, Citadel acquired a  1/6th (16.7%) interest in AFC, the owner of the Angelika New York (Note 5). At the time of this acquisition, Old Reading and an affiliate of NAC owned remaining 33.3% and 50.0% interest in AFC, respectively. Although Citadel had only a 16.7% interest in AFC, Citadel’s AFC interest was accounted for using the equity method of accounting as AFC operates as a limited liability company. For the years ended December 31, 2001 and 2000, Citadel’s portion of AFC’s equity earnings of approximately $124,000 and $109,000, respectively, were included in the Consolidated Statement of Operations as “Equity earnings of Angelika Film Centers LLC.”

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

Investment in and Advances to the Agricultural Partnerships

      As described in Note 3, Reading has a 40% interest in the Agricultural Partnerships, which owned a 1,600-acre citrus farm in California. In addition to its equity investment, Reading has provided financing to the Agricultural Partnerships. Reading wrote off its investment in the Agricultural Partnerships in 2000 when this investment was deemed unrecoverable.

      Farming, which is owned 80% by the Company, provided farm operation services to the Agricultural Partnerships and was paid 5% of the gross agricultural receipts, less certain expenses and reimbursement of its costs.

      Based upon the historically poor financial performance of the Agricultural Partnerships, the negative cash flow generated by the Agricultural Partnerships, the uncertain prospects for the harvest, and uncertainty about the prospects for the Agricultural Partnerships to generate positive cash flow in the future, management determined, in September 2000, to fully reserve its outstanding advances to the Agricultural Partnerships, thereby reducing to zero the Company’s net investment therein. As of July 1, 2002, the Agricultural Partnerships reconveyed the Big 4 Ranch to the original owner in consideration of the release from all obligations and liabilities otherwise owed to the original owner. For the year ended December 31, 2002, the Company has recovered approximately $1,110,000 in loans previously written off. The Company is in the process of winding up the agricultural activities.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

New Zealand Joint Ventures

      During the second quarter of 1998, Old Reading entered into a 50/50 joint venture, with a cinema operator in New Zealand (the “NZ JV”). This joint venture is not incorporated, and accordingly, Reading owns an undivided 50% interest in the assets and liabilities of the joint venture.

      For the years ended December 31, 2002, the Company’s portion of the NZ JV’s equity earnings of approximately $211,487 was included in the Consolidated Statement of Operations. For the year ended December 31, 2001, the Company’s portion of the NZ JVs equity earnings of approximately $164,000 was included in the Consolidated Statement of Operations of Old Reading as “Equity earnings of affiliates.”

The Flying Karamazov Brothers

      In November 2002, Reading invested in the production of the Flying Karamazov Brothers. The show opened at the Royal George Theater on December 15, 2002 and closed on January 19, 2003 with a net loss of approximately $41,000 excluding the $92,000 that we had received as rental income.

I Love You Productions Joint Venture

      During the second quarter of 2002, the Company invested approximately $85,000 in the I Love You Productions Joint Venture (“JV”) for a 25% interest. As of December 31, 2002, the I Love You You’re Perfect, Now Change show is running at the Royal George Theater.

Note 10 — Goodwill and Intangible Assets

      Goodwill associated with our live theaters is tested for impairment in the fourth quarter, in conjunction with the annual budgeting. Based on the projected profits and cash flows of our live theaters, it was determined that there is no impairment to our goodwill. At December 31, 2002, Reading’s goodwill of $5,021,000, net of accumulated amortization of $173,000, consists of the following (dollars in thousands):

	Cinema/Live
	Theater	Real Estate
	Segment	Segment	Corporate	Total

Balance as of January 1, 2001	$5,015	$—	$—	$5,015
Goodwill acquired	—	187	—	187
Impairment losses	—	—	—	—
Amortization of goodwill	(173)	—	—	(173)
Goodwill written off due to sale	—	—	—	—

Balance at December 31, 2001	$4,842	$187	$—	$5,029
Change due to FX rate difference	—	18	—	18

Balance at December 31, 2002	$4,816	$205	—	$5,021

      Reading’s intangible assets subject to amortization of $14,381,000, net of accumulated amortization of $2,013,000, consist of the following (dollars in thousands):

	Beneficial		Acquisition
	Lease	Option Fee	Costs	Total

Gross carrying amount	$10,459	$5,000	$935	$16,394
Less: Accumulated amortization	681	1,167	165	2,013

Total, net	$9,778	$3,833	$770	$14,381

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      Reading amortizes its option fees and acquisition costs over 10 years and its beneficial lease over twenty years. For the year ended December 31, 2002, the amortization expense totaled $1,254,000 and the estimated amortization expense for each of the five succeeding fiscal years is approximately $1,254,000 per annum. The Company does not have any intangible assets not subject to amortization.

      The Company’s amortization expense and net loss for the years ended December 31, 2002, 2001 and 2000 are as follows (dollars in thousands):

	For the Year Ended December 31,

	2002	2001	2000	Total

Reported net loss	$(7,954)	$(4,752)	$(3,542)	$(16,248)
Add back: goodwill amortization	—	173	93	266
Add back: beneficial lease amortization	680	590	590	1,860
Add back: option fee amortization	500	500	167	1,167
Add back: acquisition cost amortization	73	69	—	142

Adjusted net income	$(6,701)	$(3,420)	$(2,692)	$(12,813)

Note 11 — Prepaid and Other Assets

      Prepaid and other assets are summarized as follows (dollars in thousands):

	December 31,

	2002	2001

Prepaid and other current assets
Prepaid expenses	$475	$246
Prepaid taxes	562	530
Deferred financing costs, net	552	646
Deposits	396	434
Impounds	368	245
Other	176	451

	$2,529	$2,552

Other noncurrent assets
Railroad right-of-way and other assets	$2,951	$2,773
Long-term restricted cash	292	266
Long-term deposits	10	137
Loan receivable from Joint Venture	—	86
Deferred rent receivable	392	472

	$3,645	$3,734

Note 12 — Future Minimum Rental Income

      Rental income amounted to $5,845,000, $3,617,000, and $2,397,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Rental income for the year ended December 31, 2002 includes rental income from Courtenay Central, New Zealand; Auburn and Belmont, Australia, the Brand office building, California, and from retail space associated within the Union Square, Royal George Theater, Village East Cinema and Sutton Cinema. Rental income for the year ended December 31, 2001 includes rental income from only the properties located in the United States (i.e., the Brand office building, the Union Square

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Theater, Royal George Theatre, Village East Cinema and Sutton Cinema). Rental income for the years ended December 31, 2000 is solely from the Brand office building, and is derived from two lessees, Disney Enterprises, Inc. and Fidelity Federal Bank.

      The Company has operating leases with the tenants at the Brand Building that expire in 2005 and are subject to scheduled fixed increases. Accounting principles generally accepted in the United States of America require that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as “straight-line rents” creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed, primarily at the inception of the lease period. Included in the balance sheet as “Prepaid and Other Assets” (Note 11) at December 31, 2002 and 2001 are approximately $392,000 and $472,000, respectively, of unbilled rent receivables which have been recognized under the straight-line method.

      Future minimum rental income under all operating leases are summarized as follows (dollars in thousands):

Year Ending December 31,

2003	$7,107
2004	6,966
2005	6,257
2006	6,958
2007	3,971
Thereafter	16,258

$47,517

Note 13 — Notes Payable

     Domestic

     Royal George Theater LLC Term Loan

      On November 29, 2002, Royal George Theater LLC entered into a $2,500,000 loan agreement with a financial institution. The loan is a 5-year term loan that accrues interest at 3.91%, payable monthly in arrears. At December 31, 2002, there was $2,486,000 on unpaid principal owed on this term loan and the interest expense totaled $97,000 for the year ended December 31, 2002. The loan is secured by the Royal George Theater and is guaranteed by RII.

     Liberty Theater Term Loan

      On October 4, 2001, Liberty Theaters Inc. entered into a $3,500,000 loan agreement with a financial institution. The loan is a 10-year term loan that accrues interest at 7.31% for the first five years with the interest rate to be adjusted in the sixth year. The loan is secured by a mortgage on the Union Square building property, and may be prepaid at the end of the fifth year without penalty. Liberty Theaters prepaid the interest for the two month period from October to December 2001 and then began making monthly payments of $25,434 per month starting December 2001. Any unpaid principal and accrued interest will become due in October 2011. At December 31, 2002, there was $3,440,000 of unpaid principal owed on this term loan and the interest expense totaled $251,000 for the year ended December 31, 2002.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Note Payable to Messrs. Cotter and Forman

      On September 1, 2000, RII issued a term note in the amount of $4,500,000 bearing 8.25% interest to SHC, an entity owned by Michael Forman and James Cotter in exchange for a 1/6th interest in the AFC and certain rights and interests with respect to the City Cinemas cinema chain. The note was repaid on December 5, 2002.

     Brand Term Loan

      On December 20, 1999, Reading Realty Inc., formerly Citadel Realty Inc., entered into an $11,000,000, ten-year loan agreement with an institutional lender. The loan is secured with the deed of trust to a rental property and accrues interest at 8.18% per annum. Reading began making monthly payments of approximately $86,200 per month starting February 2000, and any unpaid principal and accrued interest will become due in January 2010. The loan agreement contains various non-financial covenants regarding the use and maintenance of the property. At December 31, 2002, Reading was in compliance with each of the debt covenants and payments were current. At December 31, 2002, there was $10,558,000 of unpaid principal owed on this term loan and the interest expense totaled $864,000 for the year ended December 31, 2002.

     Australian Loan

      In March 2000, Reading Entertainment Australia Ltd. Pty (“Reading Australia”) entered into a loan agreement with an Australian bank which provided for borrowings of up to AUS$25,000,000. In December 2000, the lender increased the loan amount to AUS$30,000,000. On December 17, 2002, the loan agreement was renegotiated so that AUS$15,000,000 was refinanced as a term loan and the other AUS$15,000,000 remained as a line-of-credit, although final loan documents have not yet been signed. The AUS$15,000,000 term loan becomes due and payable on January 1, 2008 with the AUS$15,000,000 line-of-credit expiring on January 1, 2006. The loan is carried at a variable interest rate, which at December 31, 2002 was 6.17% plus a line fee of 0.70%. The Australian loan is secured by Australian assets and the loan agreement contains various financial covenants. Starting on March 31, 2003, the Company will begin making quarterly repayments of AUS$250,000. At December 31, 2002, Reading Australia had drawn down $15,657,000 (AUS$27,835,027) on the Australian loan facility. The aggregate interest expense on the Australian loan for the year ended December 31, 2002 was $1,031,000 (AUS$1,892,000).

New Zealand Loans

      In December 2000, Reading New Zealand Limited (“Reading New Zealand”) entered into a loan agreement with a New Zealand bank for borrowings of NZ$30,400,000 for the purpose of the construction of its Wellington entertainment-themed retail center and for the refinancing of the loan used to acquire the Wellington site (“NZ Construction Loan”). The loan accrues interest at 8.06% fixed rate and is secured by a mortgage over the Wellington properties and a pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project. Reading New Zealand made payment on interest only in 2002, and will start making NZ$375,000 principal repayment per quarter starting on September 30, 2003. The remaining balance becomes due and payable in June 2005. On July 18 2001, Reading New Zealand entered into an agreement pertaining to the borrowing of an additional NZ$4,135,000 which was used to fit-out the cinema constructed as a part of the Wellington entertainment-themed retail center (“NZ Fitout Loan”). The NZ Fitout Loan has a variable interest rate which, at December 31, 2002, was 7.97%. At December 31, 2002, Reading New Zealand had aggregate borrowings of $17,824,000 (NZ$34,022,414) under the NZ Construction Loan and the NZ Fitout Loan. The aggregate interest expense on the New Zealand loans for the year ended December 31, 2002 was approximately $1,045,000 (NZ$1,994,000) including approximately $178,000 (NZ$339,000) of interest that was capitalized as construction costs.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      Reading’s aggregate future principal loan payments are as follows (dollars in thousands):

Year Ending December 31,

2003	$2,119
2004	2,078
2005	15,888
2006	6,398
2007	2,697
Thereafter	21,060

$50,240

      Since approximately $33,482,000 of Reading’s total debt of $50,240,000 at December 31, 2002 consisted of debt denominated in Australian and New Zealand dollars, the U.S. dollar amounts of these repayments will fluctuate in accordance with the relative values of these currencies.

Note 14 — Other Liabilities

      Other liabilities are summarized as follows (dollars in thousands):

	December 31,

	2002	2001

Current liabilities
Lease contract liability	$—	$107
Deferred payables	258	235
Other	36	145

	$294	$487

Noncurrent liabilities
Foreign withholdings tax	$3,972	$3,425
Straight-line rent liability	3,216	2,556
Other	2,329	1,927

	$9,517	$7,908

Note 15 — Minority Interest

      The minority interest is comprised of the following:

•	50% of membership interest in AFC by a subsidiary of National Auto Credit, Inc. (“NAC”)

•	25% minority interest in Australian Country Cinemas by 21st Century Pty Ltd.

•	20% minority interest in Big 4 Farming LLC by Cecelia

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The components of minority interest are as follows (dollars in thousands):

	December 31,

	2002	2001

AFC	$4,337	$4,262
Australian Country Cinemas	592	440
Big 4 Farming LLC	8	69

	$4,937	$4,771

Note 16 — Lease Agreements

      Certain of Reading’s cinemas and one of its live theaters (until the Company acquired the Union Square property in February 2001) conduct their operations in leased facilities. Nine of Reading Australia’s thirteen operating multiplexes are in leased facilities. All of Reading’s domestic and Puerto Rico cinemas are operated in leased premises. However, in the case of the Sutton cinema, Reading holds an option to acquire the underlying fee interest. Reading’s cinema leases have remaining terms inclusive of options of 10 to 50 years. Certain of Reading’s cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. Reading also leases office space and equipment under non-cancelable operating leases. All leases are accounted for as operating leases and accordingly, Reading has no leases which require capitalization.

      Included in the future minimum lease payments below is the City Cinemas Transaction Operating Lease, under which Citadel was obligated, initially, to make annual payments to Sutton totaling $3,217,500, subject to certain cost of living and other adjustments. In addition, Citadel was also obligated to pay as additional rent, rental and other payments due under various property leases underlying the Operating Lease. With the release of the Murray Hill cinemas from the City Cinemas Transaction Operating Lease in February 2002, the Company’s annual rental payments to Sutton were reduced by approximately $825,000.

      Reading determines the annual base rent expense of its theaters by amortizing total minimum lease obligations on a straight-line basis over the lease terms. Base rent expense and contingent rental expense under the operating leases totaled approximately $8,288,000 and $2,240,000 for 2002. Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases consist of the following at December 31, 2002 (dollars in thousands):

Minimum
Lease
Payments

2003	$10,479
2004	10,588
2005	10,578
2006	10,553
2007	10,668
Thereafter	84,868

Total minimum lease payments	$137,734

      Since approximately $33,489,000 of Reading’s total minimum lease payments of $137,734,000 at December 31, 2002 consisted of lease obligations denominated in Australian and New Zealand dollars, the U.S dollar amounts of these obligations will fluctuate in accordance with the relative values of these currencies.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 17 — Commitments and Contingencies

Sutton Loan Commitment

      In connection with the City Cinemas Transaction, Reading undertook to lend Sutton up to $28,000,000, commencing in July 2007 (the “Sutton Loan Commitment”). With the release of the Murray Hill cinema from the Operating Lease in February 2002, this obligation has decreased to $18,000,000. This credit facility is intended to provide Sutton with liquidity pending an acquisition determination by Reading whether or not to purchase the assets leased pursuant to the City Cinemas Operating Lease. Any amounts outstanding under this credit facility at the date the option is exercised will be a credit against the purchase price otherwise payable by Reading. In case Reading does not exercise its option, the money advanced to Sutton is due back to the Company on December 1, 2010.

Berkeley Cinemas Loan

      As part of the Company’s joint venture arrangement with the Everard Entertainment Ltd in New Zealand, the Company is 50% liable for a $3,372,600 (NZ$6,437,500) bank loan which is secured by a first mortgage over the land and building assets of the joint venture. However, as the Company does not consolidate the accounts of Berkeley Cinemas, the Berkeley Cinemas bank loan discussed above is not reflected in the Consolidated Balance Sheet at December 31, 2002.

Environmental

      The City of Philadelphia (the “City”) has asserted that the North Viaduct property owned by a subsidiary of Old Reading requires environmental decontamination and that such subsidiary’s share of any such remediation cost will aggregate approximately $3,500,000. Reading presently is in discussions with the City involving a possible conveyance of the property and believes that reserves related to the North Viaduct are adequate. Certain Reading subsidiaries were historically involved in railroad operations, coal mining and manufacturing. Also, certain of these subsidiaries appear in the chain of title of properties which may suffer from pollution. Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws. Reading does not currently believe that its exposure under applicable environmental laws is material in amount.

Tax Audit

      The Internal Revenue Service (the “IRS”) has completed its audits of Old Reading’s tax return for its tax year ended December 31, 1996, and of the Craig Corporation’s tax return for its tax year ended June 30, 1997. With respect to both Old Reading and Craig Corporation, the principal focus of these audits had been the treatment of the contribution by Old Reading to Reading Australia and subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by Old Reading from Craig Corporation as a part of a private placement of securities by Old Reading that closed in October 1996.

      By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of Old Reading and Craig Corporation for the years in question (the “Examination Reports”). The Examination Reports for Old Reading and Craig Corporation proposes that the gain on the disposition by Reading Entertainment Inc. of Stater Stock, reported as taxable on its return, should be reallocated to Craig Corporation. This proposed change would result in an additional tax liability for Craig Corporation of approximately $21,000,000 plus interest. As reported on Old Reading’s return, the gain on the disposition of the Stater Stock was fully offset for regular income tax purposes by net operating losses, but gave rise to an alternative minimum tax liability of approximately $2,000,000. Under the Examination Report issued to Old Reading, a consequence of the reallocation to Craig Corporation of the gain on the disposition of the Stater

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Stock is the elimination of Old Reading’s alternative minimum tax liability, which would result in a refund to Old Reading of approximately $2,000,000, plus interest. The examination Reports do not constitute a final determination of Old Reading’s or Craig Corporation’s tax liability.

      Craig Corporation intends to vigorously contest the IRS’ proposed changes in its Examination Report, and filed for a review of the proposed changes with the IRS Office of the Regional Director of Appeals. Since these tax liabilities relate to time periods prior to the Consolidation, and since Old Reading and Craig continue to exists as wholly-owned subsidiaries of RII, it is expected that any adverse determination would be limited in recourse to the assets of Old Reading or Craig, as the case may be, and not to the general assets of RII. At the present time, Craig’s assets are comprised principally of RII Securities. Accordingly, the Company does not anticipate, even if there were to be an adverse judgment in favor of the IRS, that the satisfaction of that judgment would interfere with the internal operations or result in any levy upon or loss of any of its material operating assets. However, no assurances can be given that Craig Corporation will quickly or ultimately prevail in its positions. While Old Reading does not intend to challenge the proposed finding in the Examination Report that it is entitled to a refund, in the event that Craig Corporation prevails in its appeal, the IRS would be free (absent a settlement with Old Reading) to revisit its position with respect to the refund to Old Reading and with respect to the availability of Old Reading’s losses to offset any gain in the disposition of the Stater Stock.

      Old Reading and Craig Corporation have entered into agreements with the IRS tolling the applicable statutes of limitation with respect to the returns in question.

Note 18 — Common Stock

      On April 11, 1997, Craig Corporation exercised its warrant to purchase 666,000 shares of Citadel’s treasury common stock at an exercise price of $3.00 per share, or $1,998,000. Such exercise was consummated pursuant to delivery by Craig Corporation of its secured promissory note (“Craig Secured Note”) in the amount of $1,998,000, secured by the 500,000 shares of Reading Entertainment, Inc.’s common stock that Craig Corporation owned. The Craig Secured Note was included in the Balance Sheet as a contra equity account under the caption “Note receivable from shareholder” at December 31, 2000. Interest was payable quarterly in arrears at the Prime Rate. Principal and accrued but unpaid interest becomes due upon the earlier of April 11, 2002 or 120 days following Citadel’s written demand for payment. Included in the Consolidated Statements of Operations for the year ended December 31, 2001 as “Interest income from shareholder” is approximately $113,800 earned pursuant to the Craig Secured Note. As part of the consolidation of Citadel, Reading Entertainment, Inc. and Craig Corporation on December 31, 2001, the Craig Secured Note as well as Craig Corporation’s investment in 666,000 shares of Citadel common stock were eliminated for accounting purposes.

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

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 19 — Employee Stock Option Plans

      The 1999 Stock Option Plan of Citadel Holding Corporation (“1999 Stock Option Plan”) authorizes the grant of options to certain employees and directors of the Company or any Company “affiliate,” as defined in the 1999 Plan, at exercise prices not less than the market price at the date of grant. Employees are eligible for incentive stock options (“ISOs”) and employees and directors are eligible for what are commonly known as “nonqualified options” (“NQOs”). Options may only be granted for ten years from the date of the plan’s adoption, and options granted under the 1999 Plan expire after ten years unless extended. The options are exercisable in installments, generally beginning one year after the date of grant, except for shares granted to directors which vest immediately.

      The 1999 Stock Option Plan is to be administered by an Administrator who will determine the persons to whom the options should be granted, will set the number and timing of any options granted, and will prescribe the rules and regulations applicable to the options. The Board of Directors has formed the “Stock Option and Compensation Committee,” to be comprised entirely of independent non-employee directors, to be the Administrator of the 1999 Plan. Directors Gerard Laheney, William C. Soady and Alfred Villaseñor Jr. served as the members of the Stock Option and Compensation Committee in Fiscal 2002.

      On December 31, 2001, Citadel, Reading and Craig consolidated to form one company. Pursuant to the Merger Agreement, the Reading and Craig stock options were converted into either Citadel Class A or Citadel Class B stock options at an exchange ratio of 1.25 and 1.17, respectively. The Reading and Craig stock options outstanding at December 31, 2001 of 790,232 and 729,940 shares, respectively, were converted into 285,350 and 1,556,470 shares of Citadel Class A and Class B shares, respectively. As of December 31, 2002, of the 1,841,820 total shares converted as a result of the Consolidation, there were 1,082,768 of vested Reading and Craig options (dollars in thousands).

Subsequent to the Reorganization and Consolidation (See Notes 4 and 18)

			Weighted Average		Number of Exercisable
	Common Stock Options		Price		Options

	Class A	Class B	Class A	Class B	Class A	Class B

Converted at January 4, 2001	92,000	23,000	$3.43	$3.43	44,800	11,200
Expired	(84,000)	(21,000)	—	—	(36,800)	(9,200)
Granted/ Vested	155,000	—	$2.76	—	86,000	—

Outstanding — December 31, 2000	163,000	2,000	$2.76	$3.43	94,000	2,000

Consolidation conversion	285,350	1,556,470	$6.84	$8.10	234,250	1,556,470
Expired	(43,100)	(327,000)	$6.20	$10.24	(43,100)	(327,000)
Granted/ Vested	—	—	—	—	18,500	—

Outstanding — December 31, 2001	405,250	1,231,470	$5.40	$8.10	303,650	1,231,470

Expired	(51,250)	(350,290)	$5.24	$11.20	(43,750)	(350,290)
Granted/ Vested	1,105,000	—	$3.75	—	709,688	—

Outstanding — December 31, 2002	1,459,000	881,180	$4.15	$6.08	969,588	881,180

      The weighted average remaining contractual life of all options outstanding at December 31, 2002 was approximately 3.52 years.

      Pro forma net earnings and earnings per share information reflecting the fair value approach to valuing stock options and the corresponding increase in compensation expense is required by SFAS No. 123 in each of the years that a company grants stock options. The Company granted 1,105,000 and 155,000 shares of Class A Non-voting Common Stock in the years ended December 31, 2002 and 2000, respectively. Of the options

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

granted in fiscal 2002, 975,000 were granted as non-qualified options and 130,000 were granted under the 1999 Stock Option Plans. No option shares were granted in the year ended December 31, 2001. The fair value of the options granted in 2002 and 2000 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Reading
	International/Citadel			Old Reading			Craig

	2002	2001	2000	2002	2001	2000	2002	2001	2000

Stock option exercise price	$3.75	—	$2.76	—	—	$6.34	—	—	$5.91
Risk-free interest rate	3.06%	—	6.19%	—	—	5.61%	—	—	6.56%
Expected dividend yield	—	—	—	—	—	—	—	—	—
Expected option life	9.9 yrs	—	5 yrs	—	—	5 yrs	—	—	5 yrs
Expected volatility	50.24%	—	46.00%	—	—	25.01%	—	—	27.20%
Weighted average fair value	$1.54	—	$1.34	—	—	$2.11	—	—	$2.18

      The pro forma effect of the issuance of these options would have been to increase the net loss for the years ended December 31, 2002, 2001, and 2000 by approximately $1,330,000, $71,000, and $159,000, respectively. The pro forma adjustments may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. Further, SFAS No. 123 requires assumptions by management, regarding the likelihood of events on which the vesting of contingent, performance based options are predicated.

Note 20 — Income Taxes

      Significant components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Current Income tax expense (benefit):
Federal	$(1,134)	$(237)	$(58)
State	367	137	(80)
Foreign	759	—	—

Total	(8)	(100)	(138)

Deferred income tax expense
Federal	11	237	58
State	3	71	80
Foreign	—	—	—

Total	14	308	138

Total Income Tax Expense	$6	$208	$—

      Deferred income taxes reflect the net tax effect of “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

income tax purposes. The components of the deferred tax liabilities and assets are as follows (dollars in thousands):

	December 31,

Deferred tax assets (liabilities)	2002	2001

Acquired and option properties	$1,305	$993
Net operating loss carryforwards and impairment reserves	48,330	48,395
Unrealized loss on marketable securities	168	366
Loans to Agricultural Partnerships	—	1,292
Other	167	(23)

Gross deferred tax assets	49,970	51,023
Valuation allowance	(48,962)	(49,803)

Net deferred tax asset	$1,008	$1,220

      As of December 31, 2002, Reading had the following U.S. net operating loss carryforwards, net of carryforwards, net of carryback refund claims (dollars in thousands):

Expiration Date	Amount

2003	$589
2007	1,443
2008	1,155
2009	555
2018	453
2019	3,559
2020	542
2021	16,777
2022	3,710

$28,783

      Reading has approximately $3,320,000 in alternative minimum tax credit carryforwards at December 31, 2002, having no expiration date.

      In addition, at December 31, 2001, Reading has approximately $27,605,000 in Australia loss carryforwards and $1,152,000 in New Zealand loss carryforwards having no expiration date. Reading also has approximately $25,494,000 in Puerto Rico loss carryforwards expiring no later than 2009. Reading does not expect to generate enough Puerto Rico taxable income to materially utilize Puerto Rico loss carryforwards. No other substantial limitations on the future use of U.S. or foreign loss carryforwards are expected by Reading management.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The provision for income taxes is different from amounts computed by applying U.S. statutory rate to consolidated earnings (losses) before taxes. The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Expected tax (benefit) provision	$(2,784)	$(1,702)	$(1,433)
Reduction (increase) in taxes resulting from:
Goodwill and other permanent differences	—	92	—
Tax effect of foreign tax rates on current income	75	—	—
Change in valuation allowance	1,544	1,719	1,627
Dividend received deduction	—	(109)	(109)
State and local tax (benefit) provision	367	—	—
Foreign withholding tax provision	759	208	—
Other items	45	—	(85)

Actual tax provision	$6	$208	$—

      Pursuant to ABP No. 23, “Accounting for Income Taxes-Special Areas,” a provision should be made for the tax effect of earnings of foreign subsidiaries which are not permanently invested outside the United States. In the opinion of Reading management, earnings of Reading foreign subsidiaries are not permanently invested outside the United States. However, no earnings were available in Reading foreign subsidiaries as of December 31, 2002. Accordingly, no tax provision under APB 23 has been made.

Note 21 — Comprehensive Income

      Generally accepted accounting principles require Reading to classify unrealized gains and losses on equity securities classified as available-for-sale as well as the Company’s foreign currency adjustments as comprehensive income. The following table sets forth Reading’s comprehensive income for the periods indicated (in thousands):

	Years Ended December 31,

	2002	2001	2000

Net loss	$(7,954)	$(4,572)	$(3,542)
Other comprehensive income (loss), net of tax	8,094	507	(814)

Comprehensive income (loss)	$140	$(4,065)	$(4,356)

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 22 — Business Segments and Geographic Area Information

      The table below sets forth certain information concerning the Company’s theater and rental real estate operations for the three years ended December 31, 2002 (dollars in thousands).

	Cinema/Live
	Theater	Real Estate	Corporate	Consolidated

2002
Revenue	$79,911	$6,489	$86	$86,486
Earnings (loss) before taxes	2,676	(1,008)	(9,616)	(7,948)
Assets	64,510	105,345	12,917	182,772
Capital expenditures	4,972	5,183	282	10,437

2001
Revenue	$20,045	$3,617	$82	$23,744
Earnings (loss) before taxes	(4,163)	868	(1,069)	(4,364)
Assets	21,516	113,361	35,718	170,595
Capital expenditures	2,575	7,750	—	10,325

2000
Revenue	$4,677	$2,397	$310	$7,384
Earnings before taxes	(556)	542	(3,528)	(3,542)
Assets	17,506	37,837	8,579	63,922
Capital expenditures	7,826	2,908	39	10,773

      The cinema/live theater results shown above include revenue and operating expense directly linked to Reading’s cinema and theater assets.

      The rental real estate results include rental income from properties owned by Reading offset by operating expense, including mortgage payments and interest.

      Corporate results include consulting fee income from Old Reading, interest and dividend income earned with respect to the Company’s cash balances and investment in Reading Preferred Stock, and equity losses stemming from the Company’s equity investment in the Agricultural Partnerships.

      The following table indicates the property and equipment of the Company by geographical area (dollars in thousands).

	December 31,

	2002	2001	2000

Australia	$49,258	$47,011	$—
New Zealand	26,127	5,727	—
Puerto Rico	2,602	—	—
United States	23,494	22,140	$10,791

	$101,481	$74,878	$10,791

      At December 31, 2001, the property and equipment balance presented above excludes $3,018,000 of property and equipment in Puerto Rico which was classified as an asset held for sale. The Company had no foreign or export revenue during the three years ended December 31, 2002.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The following table indicates the revenue of the Company by geographical area (dollars in thousands).

	December 31,

	2002	2001	2000

Australia	$31,121	$—	$—
New Zealand	5,786	—	—
Puerto Rico	14,581	—	—
United States	34,998	22,140	7,384

	$86,486	$22,140	$7,384

Note 23 — Quarterly Financial Information (Unaudited — dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Revenue	$16,416	$17,958	$17,549	$34,563
Net loss	$(857)	$(1,442)	$(1,597)	$(4,058)
Basic loss per share	$(0.04)	$(0.07)	$(0.07)	$(0.18)
Diluted loss per share	$(0.04)	$(0.07)	$(0.07)	$(0.18)

2001
Revenue	$4,637	$6,114	$6,251	$6,742
Net loss	$(872)	$(428)	$(1,848)	$(1,424)
Basic loss per share	$(0.09)	$(0.04)	$(0.19)	$(0.14)
Diluted loss per share	$(0.09)	$(0.04)	$(0.19)	$(0.14)

      In the opinion of management, the unaudited quarterly financial information presented above reflects all adjustments that are necessary for a fair presentation of the results of the quarterly periods presented.

      The increase in revenue from fiscal 2001 is primarily due to the Consolidation of the Citadel, Old Reading and Craig on December 31, 2001 and the opening of a 10-screen cinema complex in Wellington, New Zealand, on March 21, 2002. The fiscal 2002 results above include revenue generated by the Australian, New Zealand, Puerto Rican and domestic cinemas whereas the fiscal 2001 results included only the revenue of the domestic operations. Revenue in the second quarter and third quarters of 2002 increased from the first quarter primarily due to the addition of a 10-screen cinema complex in New Zealand. In the fourth quarter of 2002, the revenues increased dramatically as a result of the Puerto Rican circuit coming off “Asset held for sale” status. For the first three quarters of 2002, the Puerto Rican cinema circuit was held as an “Asset held for sale” and the net income generated from the Puerto Rican circuit was shown in the quarterly reports as “Income/(loss) from asset held for sale.” In the fourth quarter, the anticipated sale of the Puerto Rican cinema circuit failed to materialize due to unforeseen circumstances and the circuit was taken off “Asset held for sale” status as it had been on the market for a full year. As a result, the revenues and expenses of the Puerto Rican cinema circuit for the full year were reported in the fourth quarter.

      For the first quarter of 2002 net loss was significantly lower than the subsequent quarters due to the recovery of approximately $714,000 of previously written off receivable from the Agricultural Partnerships. The fourth quarter net loss reflects approximately $1,729,000 increase in depreciation expense for the quarter as a result of the catch-up depreciation taken on the Puerto Rican cinema circuit when it came off “Asset held for sale” status as well as catch-up depreciation taken on the Australian cinema assets. The Australian catch-up depreciation was due to the change in estimated useful lives of the cinema assets following the

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Consolidation and covers the period from January 1, 2002 to December 31, 2002. In addition, the fourth quarter results also reflect the quarterly loss posted by the Puerto Rican cinema circuit in the fourth quarter and the increase in legal expenses incurred as a result of several on-going litigations in Puerto Rico and Australia.

      The loss per share for the fourth quarter of 2001 is calculated based on 10,079,890 weighted average shares outstanding for the quarter, reflecting the 11,873,360 shares, net, that were issued for the Consolidation.

Note 24 — Subsequent Events

     Sale of Available-for-Sale Securities

      Through Mach 26, 2003, the Company sold a total of 208,863 shares of Gish for approximately $298,000 or $1.43 per share. The Gish securities had an adjusted book basis of $1.00 per share, thus a gain on sale was recorded in the first quarter of 2003 for approximately $80,000. Following the sale, the Company owns 375,037 shares of Gish.

     Settlement of Village Law Suit

      On December 16, 2001, Reading entered into Principles of Settlement with respect to the settlement of two lawsuits between Reading, as plaintiff, and Village Cinemas Australia Pty, Ltd., Birch Carroll & Coyle Ltd., AMP Life Limited, as defendants, and between Reading, as plaintiff, and Roadshow Film Distributors Pty Ltd (an affiliate of Village and Amalgamated), as defendant. Village and Birch Carroll & Coyle, when considered on a consolidated basis with its affiliate Greater Union, are two of the three largest exhibition companies in Australia. AMP is an insurance company and, through its affiliates, a major commercial landlord in Australia. Roadshow is a major film exhibitor in Australia. The settlements resolve a variety of claims on the part of Reading asserting various violation of Australian trade antitrust and trade practice laws and, in the case of its claim against AMP, alleged breach of an agreement to lease a multiplex cinema complex to Reading.

      The Principles of Settlement provides that (i) Village and Birch Carroll & Coyle will sell to Reading, at a historic cost of $1,825,000 (AUS$3,244,000), an undivided  1/3rd interest in the unincorporated joint venture that owns and operates the 16 screen multiplex cinema that was the subject matter of the AMP litigation; (ii) Reading may, at any time prior to December 16, 2003, put its interest back to Village and Birch Carroll & Coyle for $4,156,000 (AUS$7,387,998); (iii) Village will give to Reading the option to purchase, at cost, an undivided  1/3rd interest in an unincorporated joint venture to be formed to develop a new multi-plex cinema or, in the event that Greater Union determines not to participate in that joint venture, the option to purchase an undivided  1/2 interest in that unincorporated joint venture; (iv) Roadshow will, generally speaking, provide Reading access to film product on the same basis as major exhibitors such as Village, Greater Union and Hoyts; and (v) Reading will be reimbursed attorneys fees in the amount of approximately $450,000 (AUS$800,000).

      The parties are currently negotiating definitive settlement documentation implementing the agreements set forth in the Principles of Settlement.

     Theater Management Agreement

      On March 13, 2003, the Theater Management Agreement between Liberty Theaters Inc. and OBI Management (the “Management Agreement”) was approved by the Company’s Audit and Conflicts Committee and has been applied retroactively to January 1, 2002. The OBI Management is wholly owned by Margaret Cotter, the daughter of James J. Cotter and a director of RII.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The Management Agreement generally provides that the Company will pay OBI Management 20% of the net cash flow received by the Company from its live theaters in New York. Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management will receive no compensation with respect to a theater at any time when it is not generating revenues for the Company.

      OBI Management operates from office facilities owned by the Company on a rent-free basis, and the Company shares the cost of one administrative employee of OBI Management located at those offices. Other than these expenses and travel-related expenses for OBI Management personnel to travel to Chicago as referred to above, OBI Management is responsible for all of its costs and expenses relating to the performance of its management functions. The Management Agreement will expire on December 31, 2003, but will renew automatically for successive one-year periods unless either party gives at least six months’ prior notice of intention to allow the Management Agreement to expire. The Management Agreement is terminable at any time by the Company for cause.

Item 9 — Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

Directors & Executive Officers

      The names of the directors, executive officers, and significant employees of the Company are as follow:

			First
			Became
Name	Age	Current Occupation	Director

James J. Cotter(2)*	65	Chairman of the Board and Chief Executive Officer	1986
Eric Barr(3)	56	Director	2002
James J. Cotter, Jr.	32	Director	2002
Margaret Cotter	35	Director	2002
Gerard P. Laheney(1)(2)(3)	65	Director	2002
William C. Soady(1)(3)	59	Director	1999
Alfred Villaseñor, Jr.(1)(2)	72	Director	1987
Ellen M. Cotter	37	Chief Operating Officer — Domestic Cinemas	—
Brett Marsh	55	Vice President — Real Estate	—
Andrzej Matyczynski	50	Chief Financial Officer and Treasurer	—
Neil Pentecost	45	Chief Operating Officer — Australia and New Zealand	—
Robert F. Smerling	68	President — Domestic Cinemas	—
S. Craig Tompkins	52	Executive Vice President, Director — Business Affairs, and Corporate Secretary	—

(1)	Member of the Compensation and Stock Option Committee.

(2)	Member of the Executive Committee.

(3)	Member of the Audit and Conflicts Committee.

      Set forth below is certain information concerning the principal occupation and business experience of each of the individuals named above.

      Mr. James J. Cotter is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Cotter was first elected to the Board in 1986, resigned in 1988, and was re-elected to the Board in 1991. He was elected Chairman of the Board in 1992, and named Chief Executive Officer on August 1, 1999. On October 16, 2000, Mr. Cotter resigned as the Chief Executive Officer of the Company in favor of a newly hired Chief Executive Officer, but resumed the positions following the resignation of that individual on December 27, 2000. Mr. Cotter is, and has been for more than the past five years, the Chairman of the Board and Chief Executive Officer of each of Craig Corporation (“CRG” and collectively with its corporate predecessors and wholly owned subsidiaries “Craig”) and Reading Holdings, Inc. (previously known as Reading Entertainment, Inc., and referred to herein as “REI”). Effective December 31, 2001, Craig and REI were consolidated with the Company, and are now wholly owned subsidiaries of the Company. Mr. Cotter is, and has been for more than the past five years, a director of The Decurion Corporation (motion picture exhibition and real estate company); the Chief Executive Officer and a director of Townhouse Cinemas Corporation (motion picture exhibition company); the General Partner of James J. Cotter, Ltd., a general partner in Hecco Ventures which is involved in investment activities and is a major stockholder in the Company; the Chief Executive Officer and 50% owner of Sutton Hill Capital, LLC and its predecessors (cinema exhibition and the counterparty to the various agreements comprising the City Cinemas Transaction); and prior to its acquisition by the Company, the Chairman, Chief Executive Officer and 50% stockholder of Off Broadway Investments, Inc. (owner and operator of live theaters and the counterparty to the Liberty Theaters Merger). Mr. Cotter was also a director of Stater Bros., Inc. (retail grocery company) from 1987 to 1997.

      Mr. Eric Barr has been a director of the Company since March 21, 2002. Mr. Barr is a resident of Brighton, Victoria in Australia, with extensive knowledge of the Australian business community. Prior to his appointment, Mr. Barr retired in June 2001 from his position as senior audit partner with PricewaterhouseCoopers LLC in Australia, after having been with that firm for 36 years. Mr. Barr serves as the Chairman of the Company’s Audit Committee.

      James J. Cotter, Jr. has been a director of the Company since March 21, 2002. Mr. Cotter, Jr. is an attorney in the law firm of Winston & Strawn specializing in corporate law. He has served as a director to Cecelia Packing Corporation from February 1996 to September 1997 and as a director of Gish Biomedical from September 1999 to March 2002. Mr. Cotter, Jr. is the son of James J. Cotter and the brother of Margaret Cotter and Ellen Cotter. Mr. Cotter, Jr. is a limited partner in James J. Cotter Ltd, which is a general partner of Hecco Ventures. Mr. Cotter, Jr. is a member of Visalia LLC.

      Ms. Margaret Cotter has been a director of the Company since September 27, 2002, and was a director of Craig from 1998 to September 26, 2002, when she joined the Board of the Company. Ms. Cotter is also the owner and President of Off Broadway Investments, LLC, a company that provides live theatre management services to Reading. Pursuant to that management arrangement, Ms. Cotter also serves as the President of Liberty Theatres. Ms. Cotter is also a theater producer who has produced shows in Chicago and New York. Ms. Cotter served as the Vice President of Union Square Management, Inc. (live theatre management) from 1998 to 2000 and as a director of Big 4 Ranch, Inc. (“BRI”) from 1997 to September 26, 2002. Ms. Cotter is a member of the New York State Bar and, since September 1997, has been Vice President of Cecelia Packing Corporation. From February 1994 until September 1997, Ms. Cotter was an Assistant District Attorney for King’s County in Brooklyn, New York. Ms. Cotter graduated from Georgetown University Law Center in 1993. She is the daughter of Mr. James J. Cotter and the sister of James J. Cotter, Jr. and Ellen Cotter. Ms. Cotter is a limited partner in James J. Cotter Ltd., which is a general partner of Hecco Ventures. Ms. Cotter is also a member of Visalia LLC.

      Mr. Gerard P. Laheney has been a director of the Company since September 27, 2002, and has been a director of Craig since 1990. Mr. Laheney served as a director of Reading Company, the predecessor of REI, between November 1993 and June 1996. From November 1998 to February 2000, Mr. Laheney served as chairman and president of BRI and a member of the management committee of each of the Agricultural Partnerships discussed below under the caption “Certain Agricultural Transactions” below. Between July 1995 and July 1996, Mr. Laheney was a consultant for Portfolio Resources Group advising on global equities, fixed income and foreign exchange investments. Mr. Laheney has been President of Aegis Investment Management Company, an investment advisory firm specializing in global investment portfolio management, since August 1993. Mr. Laheney was Vice President of the Partners Financial Group, Inc., between December 1993 and June 1995 and a Vice President of Dean Witter Reynolds from April 1990 to December 1993.

      Mr. William C. Soady has been a director of the Company since August 24, 1999. Mr. Soady has been the Chief Executive Officer of ReelMall.com, an on-line movie memorabilia company since January 1, 2000. Prior to that, Mr. Soady served as the President of Distribution, PolyGram Films since 1997. Mr. Soady has also served as Director the Foundation of Motion Picture Pioneers, Inc. from 1981 to present, the Will Rogers Memorial Fund from 1981 to present and has been a member of the Motion Picture Academy of Arts & Sciences since 1982.

      Mr. Alfred Villaseñor, Jr. has been a director of the Company since 1987. He has also served as a director for Fidelity Federal Savings and Loan. Mr. Villaseñor is the President and owner of Unisure Insurance Services, Incorporated, a corporation that has specialized in life, business and group health insurance for over 35 years. He is also a general partner in Plaza de Villa, a California real estate commercial center. Mr. Villaseñor is a director of the John Gogian Family Foundation and a director of Richstone Centers, a non-profit organization.

      Ms. Ellen Cotter is the Chief Operating Officer of the Company’s domestic cinema operations. Ms. Cotter is a graduate of Smith College and holds a juris doctor from Georgetown Law School. Prior to her involvement with the Company, Ms. Cotter spent four years in private practice as a corporate attorney with the law firm of White & Case in Manhattan. Ms. Cotter is the daughter of James J. Cotter and the sister of James J. Cotter, Jr. and Margaret Cotter, each of whom are directors of the Company. Ms. Cotter is a limited partner in James J. Cotter Ltd., which is a general partner of Hecco Ventures. Ms. Cotter is also a member of Visalia LLC.

      Mr. Marsh has been with the Company since 1993 and is responsible for the Company’s real estate activities. Prior to joining the Company, Mr. Marsh was the Senior Vice President of Burton Property Trust, Inc., the U.S. real estate subsidiary of the Burton Group PLC. In this position, Mr. Marsh was responsible for the real estate portfolio of that company.

      Mr. Matyczynski was named Chief Financial Officer and Treasurer of the Company and Craig and the Chief Administrative Officer of REI on November 18, 1999. Mr. Matyczynski was named the Chief Financial Officer and Treasurer of REI effective June 2, 2000. Prior to joining Citadel, Mr. Matyczynski held various positions over a twenty-year period with Beckman Coulter in the U.S. and Europe. Beckman Coulter is a leading provider of instrument systems and related products that automate laboratory processes. His last position at Beckman Coulter was that of Worldwide Director of Financial Reporting and Accounting, as well as serving as a director for certain Beckman Coulter subsidiaries.

      Mr. Pentecost has been the Chief Operating Officer for Australia and New Zealand since August 1999 and a director of Reading Australia since September 1999. Prior to joining Reading, Mr. Pentecost was with Hoyts, where he served in a number of positions, most recently serving as Operations and Services Manager (National). Mr. Pentecost joined Hoyts in 1995. Prior thereto, Mr. Pentecost served as the Director of Retail Services (Operations) for KFC in Australia.

      Mr. Smerling was appointed President of Citadel Cinemas, Inc. effective September 1, 2000 following Citadel’s acquisition of the City Cinemas. Mr. Smerling also served as the President and a director of REI. Mr. Smerling was the President of REI’s various domestic and Puerto Rican exhibition subsidiaries since 1994. Mr. Smerling was the President of Loews Theater Management Corporation from May 1990 until November 1993. Mr. Smerling also served as President and Chief Executive Officer of City Cinemas Corporation, a motion picture exhibitor located in New York City, from November 1993 to September 2000.

      Mr. Tompkins is the Executive Vice President, Director – Business Affairs and Corporate Secretary of the Company. Mr. Tompkins was a member of the Board of Directors of the Company from 1993 to September 26, 2002, resigning immediately prior to the election of Mr. Gerard P. Laheney and Ms. Margaret Cotter in order to allow for a board comprised of a majority of independent directors. Mr. Tompkins was elected Vice Chairman of the Board and Principal Accounting Officer and Treasurer in 1994. Mr. Tompkins resigned as Principal Accounting Officer and Treasurer in November 1999, upon the appointment of Andrzej Matyczynski to serve as the Company’s Chief Financial Officer. For more than the past five years, Mr. Tompkins has been the President and a Director of Craig, the Vice Chairman of the Board of Directors of REI, and a Director and the Chairman of the Audit Committee of G&L Realty, Inc. (a New York Stock Exchange listed REIT). Prior to joining Reading, Mr. Tompkins was a partner in the law firm of Gibson Dunn & Crutcher. Mr. Tompkins was a director of Fidelity Federal Bank, FSB (“Fidelity”), where he served on the Audit and Compensation Committees, from April 2000 until the sale of that institution effective December 31, 2001.

Item 11 —	Executive Compensation

Summary Compensation Table

      As previously disclosed in the report on Form 10-K for the year ended December 31, 2000, Citadel, Reading and Craig had a management agreement in which Craig Corporation served as the management company for the Company and for Reading Entertainment, Inc. Pursuant to this arrangement, all executive officers and administrative employees (excluding consultants and directors) became employees of Craig Corporation and the general and administrative costs paid by Craig Corporation were allocated to each company. Accordingly, while the management agreement was in effect, Citadel did not have employees who were paid directly by the entity for which their services are rendered, except for the President of Citadel Cinemas, Inc. as disclosed below.

      Effective December 31, 2001, Citadel Holding Corporation, Reading Entertainment, Inc., and Craig Corporation consolidated to form Reading International, Inc. (“RII” or the “Company”). All former employees of Citadel Holding Corporation, Reading Entertainment, Inc., and Craig Corporation have become employees of RII as the date of the consolidation and the management agreement between Citadel Holding Corporation, Craig Corporation and Reading Entertainment, Inc. that was in effect from January 1, 2000 to December 30, 2001 was terminated.

      The names of the executive officers of the Company are as listed below in the summary compensation table that sets forth the compensation paid by RII for the year ended December 31, 2002 and the compensation paid by Citadel for the years ended December 31, 2001 and 2000 for each of the most highly compensated executive officers of the company.

					Long Term
	Annual Compensation				Compensation
					Securities
				Other Annual	Underlying Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Options Granted	Compensation(7)

James J. Cotter(2)	2002	$—	—	$545,000	975,000	—
Chairman of the Board,	2001	—	—	$545,000	—	—
President and Chief	2000	—	—	$545,000	—	—
Executive Officer
Brett Marsh(3)	2002	$180,000	$50,000	(1)	15,000	$4,758
Vice President —	2001	$180,500	$25,000	(1)	—	$4,580
Real Estate	2000	$170,000	$28,000	(1)	15,000	$4,149
Andrzej Matyczynski(4)	2002	$189,000	—	(1)	35,000	$5,261
Chief Financial Officer	2001	$185,250	$10,000	(1)	—	$5,824
and Treasurer	2000	$180,000	—	(1)	65,100	$4,381
Robert F. Smerling(5)	2002	$350,000	—	(1)	—	—
Director — Domestic	2001	$350,000	—	(1)	—	—
Cinema Operations	2000	$350,000	—	(1)	—	—
S. Craig Tompkins(6)	2002	$410,500	—	(1)	—	$5,849
Executive Vice President,	2001	$410,500	—	(1)	—	$5,644
Director — Business Affairs	2000	$410,900	—	(1)	40,000	$1,785

(1)	Excludes perquisites if the aggregate amount thereof is less than $50,000, or 10% of salary plus bonus, whichever is less.

(2)	In fiscal 2001 and 2000, Mr. Cotter was paid a director’s fee of $45,000 from Citadel and $150,000 from Reading for his services as the Chairman of the Board. Mr. Cotter was also paid an annual consulting fee of $350,000 from Craig in fiscal 2001 and 2000. In fiscal 2002, Mr. Cotter was paid $545,000 from RII. Craig Corp owns a condominium in a high-rise building located in Hollywood, California, which the Company uses as an executive office, and which is personally used by Mr. Cotter. Since the incremental cost to the Company of Mr. Cotter’s personal use of these facilities does not exceed $50,000 or 10% of his annual consulting fee, the cost has not been included as compensation in the table. Mr. Cotter was granted options to acquire 975,000 shares of Class A Nonvoting Common Stock on July 11, 2002. These shares vest over two years in equal amounts except for the 575,000 shares that vested immediately. Mr. Cotter does not receive separate compensation for serving as the President and Chief Executive Officer of the Company.

(3)	On July 2, 2002, Mr. Marsh was granted options to acquire 15,000 shares of the Class A Nonvoting Common Stock. These shares vest equally over four years except for 3,000 shares that vested immediately. On April 13, 2000, Mr. Marsh was granted options to acquire 15,000 shares of the Class A Nonvoting Common Stock. These shares vest equally over four years except for 3,000 shares that vested immediately.

(4)	Pursuant to his employment agreement, Mr. Matyczynski is entitled to a severance payment equal to six months’ salary in the event his individual employment is involuntarily terminated. In addition, Mr. Matyczynski was granted a loan for $33,000, which was forgiven ratably over three years, is entitled to annual other compensation of $12,000 and is eligible for a discretionary bonus of up to 25% of his base salary. Mr. Matyczynski was also granted options to acquire 65,100 shares Class A Nonvoting common stock (including the 30,000 shares of Craig Corporation common stock options which converted in the Consolidation into an option to acquire 35,100 shares). The vesting schedule is as follows: 32,550 shares vested immediately and 10,850 shares vest on the each anniversary date following. On July 2, 2002, Mr. Matyczynski was granted additional options to acquire 35,000 shares of Class A Nonvoting Common Stock. These shares vest over four years in equal amounts except for the 7,000 shares that vested immediately.

(5)	Prior to September 20, 2000, City Cinemas, a third party affiliate, and Old Reading were parties to an executive-sharing arrangement for which Mr. Smerling was paid an annual salary of $175,000. Effective September 1, 2000, the Company acquired the assets of City Cinemas and appointed Mr. Smerling as President of its domestic cinema operations, increasing his compensation to $350,000 annually. Mr. Smerling is entitled to receive a payment of $175,000 in the event his employment with the Company is involuntarily terminated. Mr. Smerling’s salary shown above for the year ended December 31, 2001 and 2000 reflects compensation earned from Citadel Cinemas Inc.

(6)	Mr. Tompkins’ salary shown above for each of the years ended December 31, 2001 and 2000 represents that aggregate compensation paid to him by the Company, Craig and REI with respect to such periods. Mr. Tompkin’s salary show above for the year ended December 31, 2002 represents the aggregate compensation paid to him by RII. While no formal written agreement exists as to the terms of Mr. Tompkins’ employment, Mr. Tompkins is entitled to receive his annual base salary for a period of one year (less $40,000) in the event that his employment is involuntarily terminated and no change of control has occurred. Mr. Tompkins is entitled to a severance payment equal to two years base salary (less $80,000) in the event of a change of control. Mr. Tompkins was granted options to acquire 40,000 shares of Class A Nonvoting Common Stock on April 13, 2000. These shares vest over four years in equal amounts except for the 8,000 shares that vested immediately.

(7)	All other compensation is primarily comprised of the employer’s match of Craig’s 401(k) plan.

Option/ SAR Grants In Last Fiscal Year

      During 2002, the Board of Directors of the Company granted options to the following directors and officers of the Company.

					Potential Realizable Value
	Number of	% of Total			at Assumed Annual Rates
	Securities	Options/SARs			of Stock Price Appreciation
	Underlying	Granted to	Exercise or		for Option Term
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted(#)(6)	Fiscal Year	($/Share)	Date	5%	10%

James J. Cotter(1)	975,000	88.23%	$3.80	7/11/05	$6,035,000	$9,610,000
James Eric Barr(2)	20,000	1.81%	$2.50	3/27/12	$81,400	$129,700
James J. Cotter, Jr.(2)	20,000	1.81%	$2.50	3/27/12	$81,400	$129,700
Margaret Cotter(3)	20,000	1.81%	$3.75	9/26/12	$122,200	$194,500
Gerard P. Laheney(3)	20,000	1.81%	$3.75	9/26/12	$122,200	$194,500
Brett Marsh(4)	15,000	1.36%	$3.80	7/02/12	$92,800	$147,800
Andrzej Matyczynski(5)	35,000	3.17%	$3.80	7/02/12	$216,600	$345,000

(1)	575,000 shares vested immediately on July 11, 2002. Remaining shares will vest at 200,000 shares per year.

(2)	20,000 shares vested immediately on March 27, 2002.

(3)	20,000 shares vested immediately on September 26, 2002.

(4)	3,000 shares vested immediately on July 2, 2002. Remaining shares will vest at 3,000 shares per year.

(5)	7,000 shares vested immediately on July 2, 2002. Remaining shares will vest at 7,000 shares per year.

(6)	Fiscal 2002 grants were for Reading International Inc. Class A Nonvoting Common Stock.

Aggregated Option/ SAR In Last Fiscal Year and Fiscal Year-End Option/ SAR Values

					Number of Securities		Value of Unexercised
					Underlying Unexercised		In-the-Money Options/
	Shares Acquired		Value		Options/SARs at FY-End		SARs at FY-End($)(1)
	on Exercise(#)		Realized($)		Exercisable/Unexercisable		Exercisable/Unexercisable

Name	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

James J. Cotter	—	—	—	—	575,000/400,000	833,580/0	$46,000/$32,000	$0/$0
James Eric Barr	—	—	—	—	20,000/0	—	$27,600/0	—
James J. Cotter, Jr.	—	—	—	—	20,000/0	—	$27,600/0	—
Margaret Cotter	—	—	—	—	20,000/0	35,100/0	$2,600/0	$0/$0
Gerard P. Laheney	—	—	—	—	20,000/0	—	$2,600/0	—
William Soady	—	—	—	—	20,000/0	—	$22,400/0	—
Alfred Villaseñor, Jr.	—	—	—	—	20,000/0	—	$22,400/0	—
Ellen Cotter	—	—	—	—	—	12,500/0	—	$0/$0
Brett Marsh	—	—	—	—	24,500/18,000	—	$10,320/$7,680	—
Andrzej Matyczynski	—	—	—	—	67,100/33,000	—	$28,560/$7,840	—
Robert F. Smerling	—	—	—	—	43,750/0	—	$0/$0	—
S. Craig Tompkins	—	—	—	—	89,950/16,000	—	$26,880/$17,920	—

(1)	Calculated based on closing prices of $3.88 and $4.00 for Class A and Class B Common Stock, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

					Number of Securities
					Remaining Available for
	Number of Securities to		Weighted-average		Future Issuance Under
	be Issued Upon Exercise		Exercise Price of		Equity Compensation Plans
	of Outstanding Options,		Outstanding Options,		(excluding securities
	Warrants and Rights		Warrants, and Rights		reflected in column (a))
	(a)		(b)		(c)

Plan Category	Class A	Class B	Class A	Class B	Class A		Class B

Equity compensation plans approved by security holders	484,000	881,180	$4.84	$6.08	234,820	(1)	234,820	(1)
Equity compensation plans not approved by security holders	975,000	—	$3.80	—	—		—

Total	1,459,000	881,180	$4.15	$6.08	234,820		234,820

(1)	The aggregate total number of shares of Class A and Class B common stock authorized for issuance under the Company’s 1999 Stock Option Plan is 1,600,000. The presentation above reflects the fact that the options may be issued to acquire either Class A or Class B shares, up to an aggregate 1,600,000 of such shares, and the outstanding options cover, in aggregate, 1,365,180 shares of Class A and Class B common stock.

      As described in the Report of the Compensation Committee set out below in these materials, On July 11, 2002 the Board of Directors granted to Mr. Cotter options to acquire 975,000 shares of Class A common stock. These options are so called non-qualified stock options, and were not granted under the Company’s 1999 Stock Option Plan. Accordingly, they have not been approved by the stockholders of the Company and are effective without any such approval on the part of stockholders. The principle terms of the option are as follows: (i)exercise price: $3.80 per share, payable in cash or through surrender of shares of Class A or Class B common stock or the surrender of appreciated options to acquire shares of Class A or Class B common stock; (ii) exercise period: 4 years, the option expiring on July 11, 2005; (iii) vesting: 575,000 immediately, and 200,000 on July 11. 2003 and July 11, 2004, (iv)transferability: to heirs, family owned entities, and charitable trusts.

Indemnity Agreements

      On June 27, 1990, the Board authorized RII to enter into indemnity agreements with its then current directors and officers. Since that time, RII’s new officers and directors have also entered into such agreements. In connection with the Consolidation of the Company with Craig and REI at the end of 2001, the stockholders of RII approved a new form of indemnity agreement. Under such agreements, RII, generally speaking, agrees to indemnify its officers and directors against all expenses, liabilities and losses incurred in connection with any threatened, pending or contemplated action, suit or proceeding, whether civil or criminal, administrative or investigative, to which any such officer or director is a party or is threatened to be made a party, in any manner, based upon, arising from, relating to or by reason of the fact that he is, was, shall be or shall have been an officer or director, employee, agent or fiduciary of RII. Each of the current directors and executive officers of RII is a party to an indemnity agreement with RII. Similar agreements also exist between RII and certain officers and directors of its subsidiaries.

Compensation of Directors

      For their services as a director other than the Chairman of the Board, directors who are not officers or employees of the Company received an annual retainer of $15,000 plus $1,500 for each committee chairmanship, $800 for each in-person meeting attended and $300 for each telephonic meeting. The Chairman of the Board receives $45,000 annually, which is included as part of his $545,000 total annual compensation. In addition, directors who are not officers or employees of the Company receive, upon joining the Board, immediately vested options to purchase 20,000 shares of Class A Nonvoting Stock at an exercise price equal to the market price of such securities at the time of grant. Messrs. Barr and James J. Cotter, Jr. were granted options to purchase 20,000 shares each of the Company’s Class A Nonvoting Stock on March 27, 2002 at an exercise price of $2.50 per share. Ms. Margaret Cotter and Mr. Laheney were granted options to purchase 20,000 shares each of the Company’s Class A Nonvoting Stock on September 26, 2002 at an exercise price of $3.75 per share.

      Effective January 1, 2003, a flat retainer fee of $25,000 per year will be paid quarterly, in arrears, to the directors other than the Chairman of the Board. The Chairman of the Audit Committee will receive an additional $2,000 per year. The Chairman will continue to receive $45,000 per year as part of his $545,000 total annual compensation. Ms. Margaret Cotter has agreed to serve as a director without any consideration other than her stock options.

      In March 2002, Mr. Soady was paid a directors fee of $25,000 for his work as the Chairman of the Company’s Conflicts Committees, and Mr. Villaseñor was paid $10,000 for his work as the only other member of the Conflicts Committee with respect to the Consolidation.

Compensation Committee Interlocks and Insider Participation

      Messrs. Laheney, Soady and Villaseñor serve on the Company’s Compensation Committee. Until September 2002, Mr. Laheney was a director of CRG. Mr. Cotter is the Chairman of the Board of RII and also served as the Chief Executive Officer of the CDL, CRG and REI prior to October 16, 2000 and subsequent to December 26, 2000 and served as a member of the Company’s Compensation Committee until March 002. Mr. Cotter was the controlling stockholder of CDL, CRG and REI and is the principal stockholder of RII.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s Common Stock to file reports to ownership and changes in ownership with the SEC. The SEC rules also require such reporting persons to furnish the Company with a copy of all Section 16(a) forms they file.

      Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2002, all filing requirements applicable to its reporting persons were complied with.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the shares of common stock, beneficially owned as of March 26, 2003 by (i) each director and nominee, (ii) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, and (iii) all directors and executive officers as a group. Except as noted, the indicated beneficial owner of the shares has sole voting power and sole investment power.

	Amount and Nature of Beneficial Ownership(10)

	Class A Non-Voting		Class B Voting

	Number of	Percentage	Number of	Percentage
Name and Address of Beneficial Owner	Shares	of Stock	Shares	of Stock

James J. Cotter(1)(2)	6,353,660	30.2%	1,161,388	53.5%
James Eric Barr(1)(3)	20,000	*	—	—
James J. Cotter, Jr.(1)(2)(3)	20,000	*	—	—
Margaret Cotter(1)(2)(3)	20,000	*	35,100	2.6%
Gerard P. Laheney(1)(3)	20,000	*	—	—
William C. Soady(1)(3)	20,000	*	—	—
Alfred Villaseñor, Jr.(1)(3)	20,000	*	—	—
Hecco Ventures(4)	1,565,782	7.6%	—	—
120 North Robertson Blvd. Los Angeles, CA 90048
Michael Forman(5)	1,311,233	6.4%	327,808	24.5%
120 North Robertson Blvd. Los Angeles, CA 90048
Pacific Assets Management LLC/ JMB Triton Offshore Fund Ltd(6)	—	—	233,040	17.4%
1999 Avenue of the Starts, #2530
Los Angeles, CA 90067
Private Management Group(7)	—	—	98,150	7.4%
20 Corporate Park, Suite 400
Irvine, CA 92606
Lawndale Capital Management/ Diamond A Partners LP/ Andrew E. Shapiro(8)	—	—	99,280	7.4%
One Sansome Street, Suite 3800
San Francisco, CA 94104
Dimensional Fund Advisors(9)	—	—	73,180	5.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
All directors and Executive(10) Officers as a Group (12 persons)	6,676,600	31.2%	1,208,988	54.4%

*	Less than 1%.

(1)	550 South Hope Street, Suite 1825, Los Angeles, California 90071.

(2)	Mr. Cotter directly owns 4,212,878 shares of Class A common stock (inclusive of 7,500 shares held in Mr. Cotter’s profit sharing plan) and 327,808 shares of Class B common stock. Mr. Cotter has currently exercisable stock options to acquire 575,000 and 833,580 shares of RII Class A Nonvoting and RII Class B Voting common stock, respectively. Mr. Cotter is also considered the beneficial owner of 1,565,782 shares of RII Class A Nonvoting common stock owned by Hecco Ventures, a general partnership (“HV”). Mr. Cotter has voting and investment power with respect to these shares and is the general partner of James J. Cotter Ltd., the general partner of HV. Mr. James J. Cotter, Jr. and Ms. Margaret Cotter are Mr. Cotter’s son and daughter, serve on the Board of Directors and have options to acquire 20,000 shares of RII Class A Nonvoting common each. In addition, Margaret Cotter holds currently exercisable options to acquire 35,100 shares of the Company’s Class B Voting common stock. Ellen Cotter is the daughter of Mr. Cotter, the sister of Mr. Cotter, Jr., and Margaret Cotter, the Chief Operating Officer of the Company’s domestic cinemas and holds currently exercisable options to acquire 12,500 shares of the Company’s Class B Voting common stock. Mr. James J. Cotter Jr. and

Ms. Margaret Cotter are, together with their sister Ellen Cotter, the sole limited partners of the James J. Cotter Ltd.

(3)	Includes 20,000 shares of Class A Nonvoting Common Stock for each of the directors which may be acquired through the exercise of currently exercisable stock options.

(4)	Hecco Ventures (“HV”) is a California general partnership. James J. Cotter is the general partner of a limited partnership which is the general partner of HV. The other general partners of HV are Michael Forman and a subsidiary of the Decurion Corporation, a company privately owned by Michael Forman and certain members of his family. HV has granted Mr. Cotter the right to vote the shares held by it. Accordingly, Mr. Cotter has sole voting power and shared investment power.

(5)	Based on Form 3 filed April 25, 2001.

(6)	Based on Schedule 13-G filed January 17, 2002 for RII Class B Voting common stock shares. Pacific Asset Management LLC (“Pacific”) does not hold the securities as part of a group. However, Pacific serves as the investment manager to the direct beneficial owner, JMG Triton Offshore Fund, Ltd. and has the power to determine whether or when the securities will be sold.

(7)	Based on Schedule 13-G filed February 11, 2003 for RII Class B Voting common stock shares.

(8)	Based on Schedule 13-D filed March 26, 2002 for RII Class B Voting common stock which includes shares which are owned of record by Diamond A Partners, L.P (“DAP”) and by Diamond A Investors L.P (“DAI”) over which Lawndale Capital Management, Inc. (“LCM”) and Andrew E. Shapiro have shared voting and dispositive power. According to filings with the SEC, Lawndale Capital Management, Inc. is the investment advisor to DAP and DAI, which are investment limited partnerships and Mr. Shapiro is the sole manager of LCM.

(9)	Based on Schedule 13-G filed February 7, 2003 for RII Class B Voting common stock shares.

(10)	Beneficial ownership is based on 20,484,813 shares of Class A Voting and 1,336,334 shares of Class B Voting common stock outstanding as of December 31, 2002, plus all options exercisable within 60 days of year-end for such persons holding such options. Shares exercisable within 60 days of the year-end are deemed outstanding for the person holding such options but not deemed outstanding for any other person.

Item 13 — Certain Relationships and Related Transactions

General

      On December 31, 2001, Craig Corporation (“CRG” and collectively with its corporate predecessors and wholly owned subsidiaries “Craig”), and Reading Entertainment, Inc. (“REI” and collectively with its corporate predecessors and consolidated affiliates “Old Reading”) merged with two wholly owned subsidiaries of Citadel Holding Corporation in a merger-of-equals consolidation (the “Consolidation”). As a part of the Consolidation, Citadel Holding Corporation changed its name to Reading International, Inc. (“RII” and collectively with its corporate predecessors and consolidated affiliates “Reading”). For purposes of this discussion, Citadel Holding Corporation as it existed before the Consolidation is referred to as CDL, and is referred to collectively with its then corporate predecessors and consolidated affiliates as “Citadel.” In the Consolidation, each share of CRG common stock and common preference stock was converted into the right to receive 1.17 shares of RII Class A Nonvoting Common Stock (the “RII Class A Common Stock”), and each share of REI common stock was converted into the right to receive 1.25 share of RII Class A Common Stock. The CDL Class A Nonvoting Common Stock and CDL Class B Voting Common Stock became, upon the name change of Citadel Holding Corporation to Reading International, Inc., shares of RII Class A Common Stock and RII Class B Voting Common Stock (the “RII Class B Common Stock”).

      Prior to the Consolidation, Citadel, Craig and Old Reading were operated as part of a group of commonly controlled companies (the “Craig Group of Companies”). Mr. James J. Cotter was the Chairman and Chief Executive Officer of each of CDL, CRG and REI. Mr. S. Craig Tompkins was the President and a Director of CRG and the Vice Chairman of the Board of each of CDL and REI. Mr. Andrzej Matyczynski was the Chief Financial Officer of each of CDL, CRG and REI, and Mr. Robert Smerling was the President and a Director

of REI and the head of Citadel’s domestic cinema operations. Robert M. Loeffler was also a director and a member of the audit committees of each of the three companies.

      Old Reading was principally engaged in two lines of business (1) the development, ownership and operation of multiplex cinemas in Australia, New Zealand and Puerto Rico, and (2) the development, ownership and operation of cinema based entertainment-themed retail centers and other real estate development activities in Australia and New Zealand. Citadel was likewise principally engaged in two lines of business (1) the development, ownership and operation of multiplex cinemas (focusing primarily on the art and upper-end film market) and “Off Broadway” style live theaters in the United States and (2) the ownership and operation of commercial real estate. Craig was principally in the business of owning interests in and providing management services to Old Reading and Citadel.

      Mr. James J. Cotter, in addition to serving as the Chairman of the Board and Chief Executive Officer of each of CRG, CDL, and REI owned or otherwise had voting control over each of the companies in the Craig Group of Companies. Specifically, Mr. Cotter owned or otherwise controlled securities representing more than 50% of the voting power of CRG, which in turn owned securities representing more than 50% of the voting power of REI. Mr. Cotter, together with CRG and REI owned securities representing 49.3% of the voting power of CDL.

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

      During this same period, Citadel determined to proceed with the acquisition from Old Reading of the remainder of Old Reading’s domestic entertainment assets. During 2000 and the first quarter of 2001, Reading conveyed to Citadel the following domestic entertainment assets:

1. The City Cinemas and Liberty Theaters Transactions. In December 1998, Old Reading entered into an agreement (the “Sutton Agreement”) with Messrs. James J. Cotter and Michael Forman and certain of their affiliates (collectively referred to here in as “Sutton”) to acquire the City Cinemas chain (the “City Cinemas Transaction”) and Off Broadway Investments, Inc. (“Liberty Theaters)(the “Liberty Theaters Merger”). In 2000, Old Reading assigned that agreement to Citadel, and Citadel reimbursed to Old Reading the deposit Reading had made to Sutton under the Sutton Agreement. In September 2000, Citadel closed the City Cinemas Transaction and the Liberty Theaters Merger. In the City Cinemas Transaction, Citadel leased from Sutton, under a ten-year operating lease (the “Operating Lease”), four cinemas, obtained certain management rights with respect to an additional six cinemas, and purchased City Cinemas’ 16.7% membership interest in AFC. Citadel also obtained certain options (referred to here collectively as the “Asset Purchase Option”), exercisable in ten years, to purchase the assets subject to the Operating Lease, including two fee interests, for $48,000,000, and committed, in 2007, to lend Sutton up to $28,000,000 (the “Standby Line of Credit”). Citadel also merged with Liberty Theaters, issuing CDL common stock for all of the outstanding shares of Liberty Theaters. The Liberty Theaters stock was valued at $10,000,000 in the transaction. As a result of the City Cinemas Transaction, the management of NY Angelika, and two other domestic cinemas owned by Old Reading, was transferred from City Cinemas to Citadel.

2. Sale of the Murray Hill Cinema. In September 2001, Sutton received an offer to purchase the Murray Hill cinema (one of the cinemas subject to the Operating Lease and the Asset Purchase Option) for $10,000,000. Citadel agreed to release the Murray Hill cinema from the Operating Lease and the Asset Purchase Option. As a consequence of the release of the Murray Hill cinema from the Operating Lease and the Asset Purchase Option, it was agreed that upon the closing of that sale, the rent payable under the Operating Lease would be reduced by approximately $825,000 per year, the exercise price of the Asset Purchase Option would be decreased by $10,000,000 from $48,000,000 to $38,000,000, and the Standby Line of Credit would be reduced by $10,000,000 from $28,000,000 to $18,000,000. In addition, Citadel was to receive at the closing a two year option pursuant to which it could elect either (i) to receive a payment of $500,000 in consideration of its surrender of its tenant’s interest in the Murray Hill cinema, or (ii) to purchase at par a 25% interest in the combined development of the Murray Hill site and the 3,703 square foot property adjacent to the Murray Hill cinema. It is anticipated that a project of up to 111,730 square feet could be constructed upon the combined properties.

3. Modification of the Murray Hill Transaction. In late 2001, the sale transaction was modified, to provide for partial payment of the purchase price of the Murray Hill cinema through the delivery of a two-year purchase money promissory note (the “Murray Hill Promissory Note”) in the amount of $7,500,000, secured by the Murray Hill property. In consideration of its agreement to this modification, and to its agreement to (a) take back the Murray Hill cinema under the Operating Lease at an annual rent of approximately $618,750, and (b) to increase the Standby Line of Credit by $7,500,000 to $25,500,000 in the event that Sutton is required to take back the Murray Hill property, Citadel received a license (the “License Agreement”) to continue to operate the Murray Hill cinema until shortly before the payment (or prepayment) of the Murray Hill Promissory Note, for no occupancy charges other than property tax and utilities, and the right to put the Murray Hill cinema back under the Asset Purchase Option, at an exercise price of $7,500,000. The Murray Hill cinema sale was closed in February 2002.

4. The Domestic Cinema Transactions. In September 2000, Citadel also acquired from Old Reading the rights to the Angelika Film Center & Café project in Dallas, Texas — an eight screen Angelika style cinema that opened in August 2001 (the “Dallas Angelika”). In this transaction, Citadel reimbursed to Old Reading its costs to date in the development, and assumed Reading’s obligations under the lease. Old Reading, in turn, assigned to Citadel its interest in the lease and committed to reimburse to Citadel a portion of its investment in the Dallas Angelika if Citadel did not achieve at least a 20% return on equity during the second year of operation of the cinema. In March 2001, Old Reading sold the remainder of its domestic cinema assets (other than its residual 33.3% membership interest in AFC) to Citadel in consideration of the issuance by Citadel of two-year purchase money promissory note in the amount of $1,906,000.

5. The Royal George Theatre Complex Transaction. In March 1999, Old Reading acquired for approximately $3,000,000 the Royal George Theater Complex, a four auditorium fee property located in Chicago. The Royal George was acquired in a newly formed limited liability company (“RGT”), and in contemplation of the acquisition of Liberty Theaters. In June 2000, Citadel lent to RGT the funds needed to retire the purchase money note issued by RGT to acquire the complex, in consideration of the issuance to Citadel of a promissory note, bearing interest at the rate of 10.0% per annum, and in September 2000, acquired the Royal George Theatre Complex from Old Reading at approximately the same price as was paid by Reading for that complex in March 1999.

6. Management of Live Theater Assets. Prior to the Liberty Theaters Merger, the live theater assets of Liberty Theaters and the Royal George Theatre Complex were booked and managed by Union Square Management, Inc., a third party theater management company. Ms. Margaret Cotter, the daughter of James J. Cotter, was at that time the Senior Vice President of that company. Subsequent to the merger, the live theaters are managed as discussed below under OBI Management Agreement.

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

      Shortly before the Consolidation, Craig and Old Reading sold all of their interest in BRI to a third party for $100, plus and option to repurchase the interest exercisable at any time on or before December 31, 2006 at an exercise price of $100. Under applicable federal water laws, Reading would have owned more than the allowable amount of federally irrigated agricultural land, if it had retained its interest in BRI after the Consolidation. As discussed at greater length below, Reading believes that the stock of BRI is essentially valueless, since the debt owed by the Agricultural Partnerships is currently in excess of the value of its assets.

      The Big 4 Ranch was farmed by Big 4 Ranch Farming, LLC (“Farming”), which is owned 80% by Citadel and 20% by Cecelia. Farming was reimbursed for all of its out-of-pocket costs by the Agricultural

Partnerships, plus a fee equal to 5% of the gross revenues of the Agricultural Partnerships, after deducting the expenses of picking, packing and hauling. Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for which it paid a fee of $6,000 per month. Farming was reimbursed for this expense from the Agricultural Partnerships. Cecelia also packed fruit for the Agricultural Partnerships, and was paid $806,000 and $1,146,000 for 2002 and 2001, respectively. The Craig Group of Companies provided various administrative services for the Agricultural Partnerships and BRI, for which they received no compensation.

      Due to a variety of factors, principally bad weather and market conditions, the Agricultural Partnerships had lost in excess of 100% of their equity, and were being funded by loans from Reading and Visalia. As of December 31, 2001, Reading and Visalia lent $4,840,000 and $820,000, respectively, to the Agricultural Partnerships and in addition, guaranteed (on an 80/20 basis) certain equipment leases entered into by the Agricultural Partnerships. Following the loss by the Agricultural Partnerships of their crop due to a freeze in December 1998, Reading and Visalia funded the Agricultural Partnerships on an 80/20 basis. BRI, which has essentially no assets other than its original interest in the Agricultural Partnerships, did not have the capital resources to contribute to the ongoing funding of the Agricultural Partnerships.

      Reading carried the value of its investment in the Agricultural Partnerships as $0 since January 2000 and on July 1, 2002, the Agricultural Partnerships reconveyed the Big 4 Ranch to the original owner in consideration of release from all obligations and liabilities otherwise owed to the original owner. The Company is currently in the process of winding up its agricultural activities.

     OBI Management Agreement

      The Company’s live theater operations are managed by OBI Management, which is wholly owned by Margaret Cotter, the daughter of James J. Cotter and a director of RII, pursuant to a Theater Management Agreement (the “Management Agreement”).

      The Management Agreement generally provides that the Company will pay OBI Management a combination of fixed and incentive fees which historically have equated to slightly less than 20% of the net cash flow received by the Company from its live theaters in New York. Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management will receive no compensation with respect to a theater at any time when it is not generating revenues for the Company. This arrangement provides an incentive to OBI Management to keep the theaters booked with the best available shows, and mitigates the negative cash flow that would result from having an empty theater. For its management services for the Royal George Theater Complex in Chicago, the Company paid OBI Management $35,000 with respect to 2002, compared to $20,000 paid by the Company with respect to 2001, plus in each year reimbursement of travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Complex. The Company paid OBI Management $446,000 with respect to 2002 and $321,000 with respect to 2001 for it management services for Liberty Theaters. By comparison, in the year immediately prior to its acquisition by the Company, Liberty Theaters paid approximately $410,000 for management services with respect to its then three New York based cinemas.

      OBI Management operates from office facilities owned by the Company on a rent-free basis, and the Company shares the cost of one administrative employee of OBI Management located at those offices. Other than these expenses and travel-related expenses for OBI Management personnel to travel to Chicago as referred to above, OBI Management is responsible for all of its costs and expenses relating to the performance of its management functions. The Management Agreement will expire on December 31, 2003, but will renew automatically for successive one-year periods unless either party gives at least six months’ prior notice of intention to allow the Management Agreement to expire. The Management Agreement is terminable at any time by the Company for cause.

      Prior to the time Liberty Theaters was acquired by the Company in 2000, its theaters were managed by Union Square Management, Inc., a company in which Ms. Cotter was employed, but which was owned by parties unrelated to Mr. Cotter or the Company. OBI Management took over management of the Liberty Theaters live theaters shortly before Liberty Theaters was acquired by the Company, and from the time of that transaction until March 13, 2003, OBI Management provided such management services on an “at will basis” and on generally the same terms, including terms related to compensation, as such services had previously been provided by Union Square Management, Inc. Accordingly, the cost of this management structure was taken into account by the Company’s then Conflicts Committee at the time it approved the acquisition of Liberty Theaters. The current Management Agreement was approved by the Company’s Audit and Conflicts Committee on March 13, 2003, and has been applied retroactively to January 1, 2002. The Management Agreement is substantially similar to Liberty Theaters’ prior arrangement with Union Square Management, Inc., except that (i) it has been expanded to include the management of the Royal George Theater Complex on a flat-fee basis, (ii) the cost of any new capital improvements to the New York theaters will be amortized over the life of those improvement consistent with Generally Accepted Accounting Principles for purposes of calculating net cash flow rather than being expensed in the year incurred, and (iii) in those cases where the Company assists in the financing of plays appearing in its theaters, any profits and losses to the Company resulting from such financing will be factored in by calculating theater cash flow for purposes of determining OBI Management’s incentive compensation.

Investment in Live Theater Production

      During the second quarter of 2002, the Company invested approximately $85,000 in the I Love You Productions Joint Venture for a 25% interest. Sutton Hill Capital, LLC., which is owned 50% by Mr. James J. Cotter (the Chairman of the Board and Chief Executive Officer of Reading), also made a 25% investment in the I Love You Productions Joint Venture.

Certain Family Relationships

      Mr. James J. Cotter, Sr., the principal stockholder of Reading, has advised the Board of Directors that he considers his holdings in Reading to be long-term investments to be passed to his heirs. The Directors of Reading believe that it is in the best interests of these companies, and their respective stockholders, for heirs to become experienced in the operations and affairs of the Company. Accordingly, all of Mr. Cotter’s children are currently involved with the Company.

•	Mr. James J. Cotter, Jr. was elected to the Board of Directors of RII on March 21, 2002, and is a former director of Gish Biomedical Inc. Mr. J. Cotter, Jr. is a graduate of the Brown University, and obtained his law and tax degrees from the New York University. He is currently in the private practice of law with the firm of Winston & Strawn, in Manhattan.

•	Ms. Margaret Cotter was elected to the Board of Directors on September 27, 2002. She is a member of the Board of Directors of CRG and BRI, has served as an officer of Cecelia and Union Square Management, Inc., and is the owner and President of OBI LLC (“OBI Management”), a company that provides management services to the Company’s live theaters as discussed above under “OBI Management Agreement.” Ms. Margaret Cotter has an undergraduate degree from Georgetown and a juris doctorate from Georgetown Law School. She then spent four years as an assistant district attorney and felony trial prosecutor in New York prior to joining the Company.

•	Ms. Ellen Cotter is the Chief Operating Officer — Domestic Cinemas. Ms. Ellen Cotter has direct or indirect ownership interests in Visalia and Hecco Ventures, a California general partnership and major RII shareholder. Ms. E. Cotter is a graduate of Smith College and holds a juris doctorate from Georgetown Law School. She was in private practice with the law firm of White & Case as a corporate attorney for four years prior to joining the Company.

      Mr. James J. Cotter, Sr. is the general partner of a limited partnership which is the general partner of Hecco Ventures. Each of James J. Cotter, Jr., Margaret Cotter and Ellen Cotter are limited partners in this partnership and members of Visalia.

Certain Miscellaneous Transactions

      Reading has loaned to Mr. Smerling $70,000 pursuant to a demand loan.

Item 14 — Controls and Procedures

      We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14[c] and 15d-14[c] under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements

      All schedules other than those listed above are omitted because they are not applicable, not required, or the information required to be set forth herein is included in the financial statements or the notes thereto.

      (b) Reports on Form 8-K

           None

      (c) Exhibits (Items denoted by * represent management or compensatory contract)

3.1	Certificate of Amendment of Restatement Articles of Incorporation of Citadel Holding Corporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).
3.2	Restated By-laws of Citadel Holding Corporation, a Nevada corporation (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).
3.3	Certificate of Amendment of Articles of Incorporation of Citadel Holding Corporation (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.4	Articles of Merger of Craig Merger Sub, Inc. with and into Craig Corporation (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.5	Articles of Merger of Reading Merger Sub, Inc. with and into Reading Entertainment, Inc. (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1	Tax Disaffiliation Agreement, dated as of August 4, 1994, by and between Citadel Holding Corporation and Fidelity Federal Bank (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).
10.2	Standard Office lease, dated as of July 15, 1994, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).
10.3	First Amendment to Standard Office Lease, dated May 15, 1995, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).
10.4	Guaranty of Payment dated May 15, 1995 by Citadel Holding Corporation in favor of Fidelity Federal Bank (filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).
10.5	Exchange Agreement dated September 4, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc. Craig Corporation, Craig Management, Inc., Reading Entertainment, Inc., Reading Company (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
10.6	Asset Put and Registration Rights Agreement dated October 15, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc., Reading Entertainment, Inc., and Craig Corporation (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
10.7	Articles of Incorporation of Reading Entertainment, Inc., A Nevada Corporation (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).
10.7a	Certificate of Designation of the Series A Voting Cumulative Convertible preferred stock of Reading Entertainment, Inc. (filed as Exhibit 10.7a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).
10.8	Lease between Citadel Realty, Inc., Lessor and Disney Enterprises, Inc., Lessee dated October 1, 1996 (filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).
10.9	Second Amendment to Standard Office Lease between Citadel Realty, Inc. and Fidelity Federal Bank dated October 1, 1996 (filed as Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).
10.10	Citadel 1996 Nonemployee Director Stock Option Plan (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).
10.11	Reading Entertainment, Inc., Annual Report on Form 10-K for the year ended December 31, 1997 (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.12	Stock Purchase Agreement dated as of April 11, 1997 by and between Citadel Holding Corporation and Craig Corporation (filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
10.13	Secured Promissory Note dated as of April 11, 1997 issued by Craig Corporation to Citadel Holding Corporation in the principal amount of $1,998,000 (filed as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
10.14	Agreement for Purchase and Sale of Real Property between Prudential Insurance Company of America and Big 4 Farming LLC dated August 29, 1997 (filed as Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.15	Second Amendment to Agreement of Purchase and Sale between Prudential Insurance Company of America and Big 4 Farming LLC dated November 5, 1997 (filed as Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.16	Partnership Agreement of Citadel Agricultural Partners No. 1 dated December 19, 1997 (filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.17	Partnership Agreement of Citadel Agricultural Partners No. 2 dated December 19, 1997 (filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.18	Partnership Agreement of Citadel Agricultural Partners No. 3 dated December 19, 1997 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.19	Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 1 and Big 4 Farming LLC (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.20	Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 2 and Big 4 Farming LLC (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.21	Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 3 and Big 4 Farming LLC (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.22	Line of Credit Agreement dated December 29, 1997 between Citadel Holding Corporation and Big 4 Ranch, Inc. (filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.23	Management Services Agreement dated December 26, 1997 between Big 4 Farming LLC and Cecelia Packing (filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.24	Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 1 (filed as Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.25	Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 2 (filed as Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.26	Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 3 (filed as Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.27	Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 1 (filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.28	Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 2 (filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.29	Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 3 (filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.30	Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 1 (filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.31	Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 2 (filed as Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.32	Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 3 (filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.33	Administrative Services Agreement between Citadel Holding Corporation and Big 4 Ranch, Inc. dated December 29, 1997 (filed as Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.34		Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (filed as Exhibit as 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.35		Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 (filed by Reading Entertainment Inc. as Form 10-K for the year ended December 31, 1999 on April 14, 2000 and incorporated herein by reference).
10.36		Promissory note dated December 20, 1999 between Citadel Holding Corporation and Nationwide Life Insurance 3 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.37	*	Employment Agreement between Citadel Holding Corporation and Andrzej Matyczynski (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.38		Citadel 1999 Employee Stock Option Plan (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.39		Amendment and Plan of Merger By and Among Citadel Holding Corporation and Off-Broadway Theatres, Inc. (filed as Exhibit A to the Company’s Proxy Statement and incorporated herein by reference).
10.40		Amended and Restated Lease Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc. (filed herewith).
10.41		Amended and Restated Citadel Standby Credit Facility dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed herewith).
10.42		Amended and Restated Security Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed herewith).
10.43		Amended and Restated Pledge Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed herewith).
10.44		Amended and Restated Intercreditor Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. and Nationwide Theatres Corp. (filed herewith).
10.45		Guaranty dated July 28, 2000 by Michael R. Forman and James J. Cotter in favor of Citadel Cinemas, Inc. and Citadel Realty, Inc. (filed herewith)
10.46		Amended and Restated Agreement with Respect to Fee Option dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Citadel Realty, Inc. (filed herewith).
10.47		Theater Management Agreement between Liberty Theaters Inc. and OBI LLC (filed herewith).
10.48		Non-qualified Stock Option Agreement between Reading International, Inc. and James J. Cotter (filed herewith).
21		List of Subsidiaries (filed herewith).
23		Consent of Independent Auditors (filed herewith).

*	These exhibits constitute the executive compensation plans and arrangements of the Company.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.
(Registrant)

By:	/s/ ANDRZEJ MATYCZYNSKI

Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: March 28, 2003

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JAMES J. COTTER James J. Cotter	Chairman of the Board and Director and Chief Executive Officer	March 28, 2003

/s/ ERIC BARR Eric Barr	Director	March 28, 2003

/s/ JAMES J. COTTER, JR. James J. Cotter, Jr.	Director	March 28, 2003

/s/ MARGARET COTTER Margaret Cotter	Director	March 28, 2003

/s/ GERARD P. LAHENEY Gerard P. Laheney	Director	March 28, 2003

/s/ WILLIAM C. SOADY William C. Soady	Director	March 28, 2003

/s/ ALFRED VILLASEÑOR JR. Alfred Villaseñor, Jr.	Director	March 28, 2003

CERTIFICATIONS

Pursuant to Section 307 of the Sarbanes-Oxley Act of 2002

      I, James J. Cotter, certify that:

1) I have reviewed this annual report on Form 10-K of Reading International Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JAMES J. COTTER

James J. Cotter
Chief Executive Officer
March 28, 2003

CERTIFICATIONS

Pursuant to Section 307 of the Sarbanes-Oxley Act of 2002

      I, Andrzej Matyczynski, certify that:

1) I have reviewed this annual report on Form 10-K of Reading International Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ANDRZEJ MATYCZYNSKI

Andrzej Matyczynski
Chief Financial Officer
March 28, 2003

CERTIFICATIONS

Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

      In connection with the annual Report of Reading International, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, James J. Cotter and Andrzej Matyczynski, the Chief Executive Officer and the Chief Financial Officer, respectively, of the Company, each certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JAMES J. COTTER

James J. Cotter
Chief Executive Officer
March 28, 2003

/s/ ANDRZEJ MATYCZYNSKI

Andrzej Matyczynski
Chief Financial Officer
March 28, 2003