Form 10-Q
period 2003-03-31
READING INTERNATIONAL INC
filed 2003-05-13
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2003, there were 20,484,805 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,336,334 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1 – Financial Statements

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$18,520	$19,286
Receivables	3,855	3,765
Inventory	380	452
Investment in available-for-sale securities	480	1,016
Restricted cash	272	341
Prepaid and other current assets	3,685	2,529
Deferred tax assets, net	1,123	1,008

Total current assets	28,315	28,397
Rental property, net	8,309	8,438
Property and equipment, net	105,311	101,481
Property held for development	21,219	19,745
Investment in joint ventures	1,196	1,120
Capitalized leasing costs, net	511	544
Goodwill, net	5,036	5,021
Intangible assets, net	14,076	14,381
Other noncurrent assets	3,963	3,645

Total assets	$187,936	$182,772

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$13,471	$13,183
Film rent payable	3,362	4,092
Accrued income taxes	7,519	7,435
Deferred theater revenue	984	1,150
Notes payable – current portion	1,840	2,119
Other current liabilities	656	294

Total current liabilities	27,832	28,273
Notes payable – long-term portion	50,237	48,121
Deferred real estate revenue	665	659
Other noncurrent liabilities	9,937	9,517

Total liabilities	88,671	86,570

Commitments and contingencies
Minority interest in consolidated affiliates	4,926	4,937
Stockholders’ equity
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 33,858,498 issued and 20,484,993 shares outstanding	205	205
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized, 1,989,585 issued and 1,336,331 shares outstanding	13	13
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized	—	—
Additional paid-in capital	123,517	123,517
Accumulated deficit	(42,457)	(40,512)
Accumulated other comprehensive income	13,061	8,042

Total stockholders’ equity	94,339	91,265

Total liabilities and stockholders’ equity	$187,936	$182,772

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Revenue
Cinema/live theater	$20,113	$18,109
Rental/real estate	1,857	1,311
Other	—	55

	21,970	19,475

Operating expense
Cinema/live theater	16,027	14,804
Rental/real estate	1,124	848
Depreciation and amortization	2,497	1,482
General and administrative	3,399	3,463

	23,047	20,597

Operating loss	(1,077)	(1,122)
Non-operating expense (income)
Interest income	(139)	(134)
Interest expense	919	618
Other expense (income)	132	(739)

Loss before income taxes and minority interest	(1,989)	(867)
Income tax benefit	(171)	(135)

Loss before minority interest	(1,818)	(732)
Minority interest	127	125

Net loss	$(1,945)	$(857)

Basic and diluted loss per share	$(0.09)	$(0.04)
Weighted average number of shares outstanding	21,821,142	21,821,324

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,

	2003	2002

Operating Activities
Net loss	$(1,945)	$(857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	198	—
Equity in the earnings of New Zealand Joint Venture	(84)	(38)
Depreciation and amortization	2,497	1,482
Other, net	(61)	(52)
Minority interest	127	125
Changes in operating assets and liabilities:
(Increase) in receivables	(121)	(659)
Increase in prepaids and other assets	(1,334)	(886)
(Decrease) increase in liabilities	(335)	506

Net cash used in operating activities	(1,058)	(379)

Investing activities
Increase in property development	—	(3,814)
Purchase of equipment	(690)	(1,218)
Investment in joint venture	(80)	—
(Earnings) loss from agricultural activities	—	(714)
Decrease in restricted cash	—	153
Proceeds from disposal of assets	368	—
Distribution from the joint venture	338	100
Receipt of loan payments from the joint venture	—	57

Net cash used in investing activities	(64)	(5,436)

Financing activities
Proceeds from borrowings	—	1,928
Repayment of long-term borrowings	(350)	(108)
Minority interest distributions	(366)	—

Net cash (used in) provided by financing activities	(716)	1,820

Effect of exchange rate changes on cash and cash equivalents	1,072	283

Decrease in cash and cash equivalents	(766)	(3,712)
Cash and cash equivalents at beginning of period	19,286	20,876

Cash and cash equivalents at end of period	$18,520	$17,164

Supplemental Disclosures
Interest paid	$715	$284
Income taxes paid	$10	$—

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

Note 1 – Report by Management

     Reading International, Inc. and its wholly owned subsidiaries (the “Company”) prepared the accompanying condensed consolidated financial statements following the requirements of the Securities Exchange Commission for interim reporting. As a consequence, these statements do not include all of the information and footnotes required, to be in conformity with generally accepted accounting principles in the United States of America. The financial information provided herein, including the information under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002 and for the year then ended. Certain amounts in previously issued financial statements have been reclassified to conform to the 2003 financial statement presentation.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the entire year.

Note 2 – Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 would require the consolidation of specified VIE’s created before February 1, 2003 in the Company’s September 30, 2003 Form 10-Q. For specified VIE’s created after January 31, 2003, FIN 46 would require consolidation in the Company’s March 31, 2003 Form 10-Q. The Company has not completed its evaluation of the effect that the adoption of FIN 46 will have on its consolidated results of operations and financial position.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“FAS 148”). FAS 148 amends Statement No. 123, Stock-Based Compensation (“FAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by FAS 123, the Company has elected to follow the intrinsic value method under Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant when the exercise price of the Company’s employee stock options equals the fair market value of the underlying common stock on the date of grant. The disclosure provisions of FAS 148 are effective for periods ending after December 15, 2002. The effects on net loss and loss per common share as if the Company had applied the fair value method to measure stock-based compensation have been incorporated below:

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(1,945)	$(857)
Stock-based compensation expense under fair value reporting	72	333

Pro forma net loss	$(2,017)	$(1,190)

Basic and diluted loss per share, as reported	$(0.09)	$(0.04)
Basic and diluted loss per share, pro forma	$(0.09)	$(0.05)

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. The adoption did not have a material impact on the Company’s consolidated results of operations and financial position.

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (“SFAS 147”). The provisions of SFAS 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions that require that an unidentifiable excess in a business combination be treated as goodwill rather than as a separate unidentifiable intangible asset apply to all acquisitions of financial institutions. The provisions of SFAS 147 became effective October 1, 2002. Adoption of SFAS 147 did not have a material impact on the Company’s consolidated results of operations and financial position.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

encouraged. The adoption of SFAS 146 effective January 1, 2003 did not have a material impact on the Company’s consolidated results of operations and financial position.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and to the amendment of existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior presented periods that does not meet certain defined criteria must be reclassified. The adoption of SFAS 145 effective January 1, 2003 did not have a material impact on the Company’s consolidated results of operations and financial position.

Note 3 - Foreign Currency

     The Company does not use derivative financial instruments to hedge foreign currency exposure. The carrying value of the Company’s Australian and New Zealand assets will fluctuate due to changes in the exchange rates between the U.S. dollar and Australian dollar and the U.S. dollar and New Zealand dollar.

	U.S. Dollar

	March 31,	December 31,
	2003	2002

Australian Dollar	$0.6045	$0.5625
New Zealand Dollar	$0.5538	$0.5239

Note 4 - Earnings per Share

     Basic earnings per share is calculated by dividing net earnings applicable to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings applicable to common stockholders by the weighted average common shares outstanding plus the dilutive effect of stock options.

Stock Options

	March 31, 2003			March 31, 2002

		Weighted			Weighted
		Average			Average
		Exercise			Exercise
Common Stock	Outstanding	Price	Exercisable	Outstanding	Price	Exercisable

Class A Nonvoting	1,418,050	$4.15	941,875	445,250	$5.42	362,738
Class B Voting	881,180	$6.08	881,180	1,231,470	$7.61	1,222,095

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

     For the three months ended March 31, 2003 and 2002, the Company recorded a net loss and therefore, the effect of these stock options would have been anti-dilutive. Accordingly, the diluted earnings per share for the three months ended March 31, 2003 and 2002 were calculated using the weighted average number of shares outstanding during the respective periods.

Note 5 - Rental Property and Property and Equipment

     The table below sets forth the Company’s investment in rental property and property and equipment as of the dates indicated (dollars in thousands).

	March 31,	December 31,
	2003	2002

Rental property
Land	$2,951	$2,951
Building and improvements	7,517	7,515

	10,468	10,466
Less accumulated depreciation	(2,159)	(2,028)

Rental property, net	$8,309	$8,438

Property and equipment
Land	$23,743	$22,838
Building	48,703	45,926
Leasehold interest	6,343	5,173
Construction-in-progress	2,903	3,817
Fixtures and equipment	33,430	31,245

	115,122	108,999
Less accumulated depreciation	(9,811)	(7,518)

Property and equipment, net	$105,311	$101,481

     The Company had $151,900 in capitalized interest during the three months ended March 31, 2002. There was no interest capitalized during the three months ended March 31, 2003.

Note 6 - Goodwill and Intangible Assets

     Goodwill of $5,036,000, net of accumulated amortization of $357,000, consists of the following (dollars in thousands):

	March 31,	December 31,
	2003	2002

Segments
Cinema/live theater	$4,816	$4,816
Rental/real estate	220	205
Corporate	—	—

Total	$5,036	$5,021

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

     The Company has stopped amortizing its goodwill as of January 1, 2002.

     Intangible assets subject to amortization of $14,076,000, net of accumulated amortization of $2,331,000, consist of the following (dollars in thousands):

	March 31,	December 31,
	2003	2002

Intangible assets
Beneficial lease	$10,459	$10,459
Option fee	5,000	5,000
Acquisition costs	943	935
Other	5	—

	16,407	16,394
Less: Accumulated amortization	(2,331)	(2,013)

Total, net	$14,076	$14,381

     The Company amortizes its beneficial lease over 20 years and its option fees and acquisition costs over 10 years. For the three months ended March 31, 2002, the amortization expense totaled $344,000. The Company’s intangible assets are all subject to amortization.

Note 7 – Income Tax

     The income tax benefit for the three months ended March 31, 2003 amounted to a net $171,000, representing a federal tax refund of $365,000 and a foreign withholding tax provision of $194,000 related to accrued interest from loans to foreign subsidiaries.

Note 8 – Minority Interest

       The minority interest is comprised of the following:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) by a subsidiary of National Auto Credit, Inc.;

•	33% minority interest in the Elsternwick Joint Venture by Champion Pictures Pty Ltd.;

•	25% minority interest in Australian Country Cinemas by Panorama Cinemas for the 21st Century Pty Ltd.; and

•	20% minority interest in Big 4 Farming LLC by Cecelia Packing Corporation.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

     The components of minority interest are as follows (dollars in thousands):

	March 31,	December 31,
	2003	2002

AFC LLC	$4,273	$4,337
Elsternwick Unincorporated Joint Venture	425	393
Australian Country Cinemas	216	199
Big 4 Farming LLC	12	8

Minority interest in consolidated affiliates	$4,926	$4,937

	For the Three Months Ended
	March 31,
	2003	2002

AFC LLC	$119	$92
Elsternwick Unincorporated Joint Venture	9	24
Australian Country Cinemas	(5)	(2)
Big 4 Farming LLC	4	11

Minority interest	$127	$125

Note 9 – Business Segments

     The Company is primarily engaged in two segments: (1) cinema and live theater ownership and operation and (2) development, ownership and operation of real estate assets. As a result, the Company has two reportable segments: (1) cinema/live theater and (2) rental/real estate. The cinema/live theater results shown below include revenue and operating expense directly linked to the Company’s cinema and theater assets. The rental/real estate results include rental income from properties owned by the Company offset by operating expense, including mortgage payments and interest. Corporate results include interest income earned with respect to the Company’s cash balances, and other income (expense). The table below sets forth certain information concerning the Company’s cinema/live theater and rental/real estate operations for the three months ended March 31, 2003 and 2002 (dollars in thousands).

	Cinema/Live	Rental/
2003	Theater	Real Estate	Corporate	Consolidated

Revenue	$20,113	$1,857	$—	$21,970
Operating expense	16,027	1,124	—	17,151
Depreciation & amortization expense	1,608	838	51	2,497
General & administrative expense	1,392	70	1,937	3,399

Operating income (loss)	1,086	(175)	(1,988)	(1,077)
Other expense	—	—	1,039	1,039

Income (loss) before tax	1,086	(175)	(3,027)	(2,116)
Income tax benefit	—	—	(171)	(171)

Net income (loss)	$1,086	$(175)	$(2,856)	$(1,945)

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

	Cinema/Live	Rental/
2002	Theater	Real Estate	Corporate	Consolidated

Revenue	$18,109	$1,311	$55	$19,475
Operating expense	14,804	848	—	15,652
Depreciation & amortization expense	991	436	55	1,482
General & administrative expense	1,680	156	1,627	3,463

Operating income (loss)	634	(129)	(1,627)	(1,122)
Other income	—	—	(130)	(130)

Income (loss) before tax	634	(129)	(1,497)	(992)
Income tax benefit	—	—	(135)	(135)

Net income (loss)	$634	$(129)	$(1,362)	$(857)

Note 10 - Comprehensive Income

     Generally accepted accounting principles require the Company to classify unrealized gains and/or losses on available-for-sale (“AFS”) securities and the effect of the foreign currency translation adjustments as comprehensive income. The following table sets forth the Company’s comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(1,945)	$(857)
Unrealized loss on AFS	(166)	(117)
Foreign currency translation	5,185	2,934

Comprehensive income	$3,074	$1,960

Note 11 – Other Expense (Income)

     Other expense (income) is comprised of the following (dollars in thousands):

	Three Months Ended
	March 31,

	2003	2002

Earnings from agricultural activities	$—	$(714)
Equity in earnings of the NZ Joint Venture	(84)	(38)
Loss on disposal of assets	198	—
Miscellaneous	18	13

	$132	$(739)

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

Note 12 – Subsequent Event

Settlement of Village Law Suit

     On December 16, 2001, Reading entered into Principles of Settlement with respect to the settlement of two lawsuits between Reading, as plaintiff, and Village Cinemas Australia Pty, Ltd., Birch Carroll & Coyle Ltd., AMP Life Limited, as defendants, and between Reading, as plaintiff, and Roadshow Film Distributors Pty Ltd, as defendant. Village and Birch Carroll & Coyle, when considered on a consolidated basis with its affiliate Greater Union, are two of the three largest exhibition companies in Australia. AMP is an insurance company and, through its affiliates, a major commercial landlord in Australia. Roadshow is a major film exhibitor in Australia. The settlements resolve a variety of claims on the part of Reading asserting various violation of Australian trade antitrust and trade practice laws and, in the case of its claim against AMP, alleged breach of an agreement to lease a multiplex cinema complex to Reading.

     The Principles of Settlement provides that:

•	Village and Birch Carroll & Coyle will sell to Reading, at a historic cost of $1,961,000 (AUS$ 3,244,000), an undivided 1/3rd interest in the unincorporated joint venture that owns and operates the 16 screen multiplex cinema that was the subject matter of the AMP litigation.

•	Reading may, at any time prior to December 16, 2003, put its interest back to Village and Birch Carroll & Coyle for $4,466,000 (AUS$ 7,387,998).

•	Village will give to Reading the option to purchase, at cost, an undivided 1/3rd interest in an unincorporated joint venture to be formed to develop a new multi-plex cinema, or, in the event that Greater Union determines not to participate in that joint venture, the option to purchase an undivided ½ interest in that unincorporated joint venture.

•	Roadshow will, generally speaking, provide Reading access to film product on the same basis as major exhibitors such as Village, Greater Union and Hoyts.

•	Reading will be reimbursed attorneys fees in the amount of approximately $483,600 (AUS$800,000).

     The parties are currently negotiating definitive settlement documentation implementing the agreements set forth in the Principles of Settlement. The transaction is anticipated to close in the second quarter of 2003.

Sale of Certain Coal Interests and Settlement of Associated Litigation

     Included among Reading’s historic properties is an interest in certain proven anthracite coal deposits located in Pennsylvania. In April, the Company entered into a settlement agreement pursuant to which it has agreed to sell its rights in those coal deposits in exchange for $525,000 plus a royalty interest in any coal extracted from the site. It is anticipated that this transaction will close in the second quarter of 2003. The scope and extent of the Company’s interest is disputed by the local municipality, and the purchaser has agreed to assume the defense of those claims. In the event that it should be

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

determined that the municipality and not the Company is the owner of these coal deposits, then the Company’s obligation is limited to the return of the $525,000 together with interest fixed as LIBOR at the date of closing of the Settlement Agreement.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Reading International is in the business of owning and operating cinemas and live theaters and developing, owning and operating real estate assets. Our business consists primarily of:

•	the development, ownership and operation of cinemas in the United States, Australia, New Zealand, and Puerto Rico;

•	the ownership and operation of “Off Broadway” style live theaters in Manhattan and Chicago; and

•	the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States, including entertainment-themed retail centers (“ETRC”) in Australia and New Zealand.

     We manage our worldwide cinema business under various different brands:

•	in the United States, under the Reading, Angelika Film Center and City Cinemas brands;

•	in Australia, under the Reading brand;

•	in New Zealand, under the Reading and Berkeley Cinemas brands; and

•	in Puerto Rico, under the CineVista brand.

     Our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. In the near term, we are focusing principally on the operation of our existing cinema and live theater assets, and on the development of five parcels of undeveloped real estate in Melbourne and Sydney in Australia and in Wellington in New Zealand. We anticipate that over the remainder of the year, we will add a 6-screen cinema in Christchurch, New Zealand (owned in an unincorporated joint venture with our partner as a part of our Berkeley Cinemas chain in New Zealand) and close on the acquisition of a one-third undivided interest in an existing 16-screen cinema in suburban Brisbane, Australia. We have also been retained to manage a new art cinema (which will be operated under our Angelika name) in Plano, Texas.

     We plan to dispose of our interests in Puerto Rico and our interests in assets not core to our cinema, live theater and real estate businesses. To this end, we achieved the following since the end of 2002:

     1.     Reduction of General and Administrative Expense

     As part of our ongoing drive to reduce general and administrative expense and notwithstanding our commitment to sell our Puerto Rico circuit, we consolidated our Puerto Rican administrative support functions into our corporate office in Los Angeles, California. This consolidation will allow us to reduce our annual general and administrative expense by approximately $170,000.

     2.     Disposition of Non-core Assets

     In April 2003, we entered into an agreement to sell for $525,000 plus an ongoing royalty right, our interest in certain anthracite coal deposits in Pennsylvania.

Results of Operations

     At March 31, 2003, we operated thirty-four cinemas with 222 screens and four live theatres comprising seven stages. Along with the three ETRC’s that we developed in Australia and New Zealand, we have fee interests in five developed commercial properties in the United States, and hold for development an additional five parcels (aggregating approximately 60 acres) in urbanized areas of Australia and New Zealand.

     The tables below summarize the results of operations for each of our principal business segments for the three months ended March 31, 2003 (“2003 Quarter”) and for the three months ended March 31, 2002 (“2002 Quarter”) (dollars in thousands). Operating expense includes costs associated with the day-to-day management of the theaters and rental properties.

	Cinema/	Rental/
2003 Quarter	LiveTheater	Real Estate	Corporate	Total

Revenue	$20,113	$1,857	$—	$21,970
Operating expense	16,027	1,124	—	17,151
Depreciation & amortization expense	1,608	838	51	2,497
General & administrative expense	1,392	70	1,937	3,399

Operating income (loss)	1,086	(175)	(1,988)	(1,077)
Other expense	—	—	1,039	1,039

Income (loss) before tax	1,086	(175)	(3,027)	(2,116)
Income tax benefit	—	—	(171)	(171)

Net income (loss)	$1,086	$(175)	$(2,856)	$(1,945)

	Cinema/Live	Rental/
2002 Quarter	Theater	Real Estate	Corporate	Total

Revenue	$18,109	$1,311	$55	$19,475
Operating expense	14,804	848	—	15,652
Depreciation & amortization expense	991	436	55	1,482
General & administrative expense	1,680	156	1,627	3,463

Operating income (loss)	634	(129)	(1,627)	(1,122)
Other expense	—	—	(130)	(130)

Income (loss) before tax	634	(129)	(1,497)	(992)
Income tax benefit	—	—	(135)	(135)

Net income (loss)	$634	$(129)	$(1,362)	$(857)

Cinema / Live Theater

     The 2003 and 2002 Quarter net income for the cinema and live theater segment are not entirely comparable due to the fact that:

•	The 2002 Quarter operating results of our Courtenay Central 10-plex, which opened on March 21, 2002, were for only ten days of operation.

•	Two cinemas with a total of 9 screens were closed since the 2002 Quarter.

     The significant segment fluctuations were the following:

•	Revenue grew by approximately $2,004,000 or 11% from the 2002 Quarter as evidenced by an increase in both our per-screen and total cinema attendance in the 2003 Quarter, despite the fact that we operated fewer screens in the 2003 Quarter.

•	Expense increased at a slower pace of $1,223,000 or 8% from the 2002 Quarter due to an increase in variable costs that fluctuate in direct relation to revenue.

•	Depreciation expense increased approximately $617,000 or 62% from the 2002 Quarter primarily due to:

1.	the change in Australia’s depreciation rates to conform to that of the U.S.;

2.	a full quarter’s depreciation taken on the Wellington ETRC;

3.	depreciation taken on the Puerto Rican cinema circuit (now that the Puerto Rican circuit – notwithstanding our intention to sell it – is no longer qualified under generally accepted accounting principals to be treated as an “asset held for sale”); and

4.	increased domestic depreciation expense stemming from various renovation/remodeling projects undertaken at the Angelika New York.

•	General and administrative expense decreased by $288,000 despite an 11% growth in our business. Beneficial lease payments made to Sutton Hill under the City Cinemas agreement of $686,221 and $817,780 in the 2003 and 2002 Quarter, respectively, are recorded as general and administrative expense of the Cinema/Live Theater segment. The decrease in the beneficial lease payment, together with the closure of the administrative office in Puerto Rico, accounts for the decrease in the general and administration expense.

•	Net income grew by $452,000 from prior year mostly due to having a full quarter’s operating results from our Courtenay Central 10-plex in the 2003 Quarter.

     Our live theaters’ rental weeks were ahead of the 2002 Quarter – 70 theater weeks rented in the 2003 Quarter compared to 65 theater weeks rented in the 2002 Quarter. The theaters are currently running the following shows:

•	Orpheum:	Stomp (Ongoing)

•	Minetta Lane:	Talking Heads (Started in March 2003)

•	Union Square:	Our Lady of 121st Street (Ongoing)

•	Royal George:	Main Stage – negotiations are proceeding for a new production

•	Royal George:	Great Room – Late Nite Catechism (Ongoing)

•	Royal George:	Gallery – B.S. (Ongoing)

•	Royal George:	Cabaret – I Love You You’re Perfect, Now Change (Ongoing)

Rental / Real Estate

     For the 2003 Quarter, our rental generating real estate holdings consisted of:

•	the Courtenay Central ETRC in Wellington, New Zealand;

•	two ETRC’s in Auburn and Perth, Australia;

•	an office building located in Glendale, California;

•	the tenants of two of our fee owned U.S. live theater properties; and

•	the retail tenants of the Village East cinema.

     The Wellington ETRC opened in March 2002 and as a result, only ten days of operation of this center was included in the 2002 Quarter results. The rental space in the Wellington Center is now approximately 90% leased (75% excluding the cinema space which is occupied by our own cinema). The ancillary retail space at our Perth and Auburn ETRC’s is now approximately 72% leased. We own certain tracts of land which are currently being evaluated for future development or sale, namely:

•	a fifty acre property located in the Burwood, Melbourne, Australia (development);

•	a four-acre property located in Moonee Ponds, Melbourne, Australia (development);

•	a three-acre property located in Newmarket, Brisbane, Australia (development);

•	a two-acre property located adjacent to the Auburn ETRC in Australia (development);

•	just under an acre of property located adjacent to the Courtenay Central ETRC in Wellington, New Zealand (development); and

•	certain domestic railroad-related properties (sale).

     The $46,000 decrease in the 2003 Quarter real estate net income is primarily due to the increased depreciation expense attributable to the Courtenay Central ETRC, which opened in March 2002.

Corporate

     The revenue for the 2002 Quarter is entirely comprised of fees earned for our agricultural activities which we disposed of in July 2002.

     Expense includes general and administrative expense that is not directly attributable to other operating segments.

     Corporate other expense is comprised of:

•	interest expense/income;

•	gain/loss on sale of assets; and

•	equity income (loss).

     The $1,169,000 increase in other expense is primarily due to:

•	the non-recurring nature of the $714,000 in loan recovery income relating to our agricultural activities, realized in the first quarter of 2002;

•	$301,000 increase in interest expense on the Wellington ETRC borrowings, which can no longer be capitalized; and

•	$198,000 of loss on disposal of assets (mostly from fixed assets written off in conjunction with the closure of a 5-screen cinema in March 2003).

Business Plan, Capital Resources and Liquidity

Business Plan

     Our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. We intend to focus on acquisitions and development activities in Australia and New Zealand as we believe that there are currently better opportunities in these markets than domestically. We intend to dispose of our interest in Puerto Rico and have already disposed of all of our agricultural interests and assets. From time to time we may dispose of, or put to alternative use, our interest in various operating assets, in order to realize the real estate values of such assets.

Liquidity and Capital Resources

     Our ability to generate sufficient cash flows from operating activities in order to meet our obligations and commitments drives our liquidity position. This is further affected by our ability to obtain adequate, reasonable financing and/or to convert non-performing or non-strategic assets into cash.

     Currently, our liquidity needs arise mainly from:

•	working capital requirements;

•	debt servicing requirements; and

•	capital expenditures.

Operating Activities

     Cash used in operations was $1,058,000 in the 2003 Quarter compared with $379,000 in the 2002 Quarter. The change of $679,000 is primarily due to a pay down of our film rent payable.

Investing Activities

     Cash used in investing activities during the 2003 Quarter was $64,000 compared to $5,436,000 during the 2002 Quarter. The change of $5,372,000 is primarily due to $4,342,000 decrease in capital purchases in the 2003 Quarter reflecting the completion of the Wellington ETRC and the absence of borrowing to finance other construction activities. Also, the 2002 Quarter included $714,000 in recovery of debt previously written off from the agricultural partnerships which will be non-recurring in nature, since we have discontinued our agricultural operations and disposed of our agricultural assets.

Financing Activities

     Cash used in financing activities was $716,000 in the 2003 Quarter compared to $1,820,000 of cash provided by financing activities in the 2002 Quarter. The decrease of $2,536,000 is primarily due to a $1,928,000 decrease in new bank borrowings in New Zealand due to the completion of the Wellington ETRC and the absence of any construction activities during the 2003 Quarter requiring financing from sources other than cash on hand. Also, there was a global $608,000 increase in repayment of debt and minority distributions during the 2003 Quarter.

Summary

     Our cash position at March 31, 2003 was $18,520,000. Our working capital, contrary to the industry norm, is positive at $483,000 which is up from $124,000 at March 31, 2002. Since the 2002 Quarter, we put into place several measures that are expected to have a positive effect on our overall liquidity, namely:

•	In January 2003, as part of our ongoing drive to reduce general and administrative expense and notwithstanding our commitment to sell our Puerto Rico circuit, we consolidated our Puerto Rican administrative support function into our corporate office in Los Angeles, California. This consolidation will allow us to reduce our annual general and administrative expense by approximately $170,000.

•	During the 2003 Quarter, we disposed of 252,626 shares of our investment in available-for-sale securities at a gain of approximately $91,000.

•	During 2002, we recognized cost savings due to the synergies generated by the consolidation of Reading Entertainment Inc., Craig Corporation and Citadel Holding Corporation, which have amounted to approximately $1,000,000 annually, based on the pre-consolidated general and administrative expenses of the three companies.

•	On December 17, 2002, we renegotiated and extended our AUS$30,000,000 loan facility, although final loan documents have not yet been signed. Our new loan agreement provides for an AUS$15,000,0000 term loan and an AUS$15,000,000 revolving line of credit. The term loan and the revolving line of credit mature and become payable on January 2008 and January 2006, respectively. The loans are secured by our Australian assets. In addition, we began making quarterly repayments of AUS$250,000 starting on March 31, 2003.

•	On December 5, 2002, we made a final payment of $1,000,000 on a term note in the amount of $4,500,000 bearing 8.25% interest to SHC, an entity owned by Michael Forman and James Cotter, originally issued as payment for a 1/6th interest in the Angelika Film Center and certain rights and interests with respect to the City Cinemas cinema chain.

•	On November 29, 2002, we borrowed $2,500,000 pursuant to a loan agreement with a financial institution secured by our interest in the Royal George Theater. The loan is a 5-year term loan that accrues interest at a variable rate, currently 3.91%, payable monthly in arrears. A significant portion of the proceeds were used to pay off the balance of the loan used to acquire the 1/6th interest in the Angelika Film Center described immediately above.

•	As of July 1, 2002, the Agricultural Partnerships in which we own a 40% interest, reconveyed the Big 4 Ranch to the original owner in consideration of the release from all obligations and liabilities otherwise owed to the original owner.

•	In consideration of the release of our rights with the Murray Hill Cinema under the City Cinemas Operating Lease, we have effectively reduced our ongoing annual rental payment obligations under the City Cinemas Operating Lease by $825,000 commencing in February 2002. Also our obligation to fund, beginning in 2007, certain loans to Sutton has been reduced by $10,000,000 from $28,000,000 to $18,000,000. Likewise, the exercise price of our option to acquire real property assets underlying the City Cinemas Operating Lease has been reduced by $10,000,000 from $48,000,000 to $38,000,000.

     Potential uses for funds during 2003 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	the payment of tenant improvement incentives to lessees in Australia and the U.S, amounting to approximately $3,200,000;

•	the payment of approximately $906,750 (AUS$ 1,500,000), toward the purchase for approximately $1,961,000 (AUS$3,200,000) of an undivided 33% unincorporated joint venture interest in an Australian cinema operation; and

•	equity funding for several new developments in Australia and New Zealand amounting to approximately $8,964,000.

     Based upon the current levels of the consolidated operations, anticipated cost savings and future growth, we believe our cash flow from operations, together with both the existing and anticipated lines-of-credit and other sources of liquidity (including future potential asset sales) will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures and other operating needs. There can be no assurance, however, that the business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial and other factors, such as access to first-run films, many of which are beyond our control. If our cash flow from operations and/or proceeds from anticipated borrowings should prove to be insufficient to meet our funding needs, our current intention is either:

•	to defer construction of projects currently slated for land presently owned by us;

•	to take on joint venture partners with respect to such development projects; and/or

•	to sell assets.

     At the present time, included among the assets that are securing our AUS$30,000,000 loan facility are the Company’s 50-acre Burwood property, which the Company believes to have a present value of approximately AUS$27,000,000, and the Company’s 3-acre Newmarket property, which the Company believes to have a present value of approximately AUS$5,500,000. In light of Australian operating losses incurred by the Company as its has broken into the Australian market, these assets could be liquidated without the payment of any income taxes.

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

     These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

•	loss of market share or decline in margins through aggressive competition in the exhibition market;

•	ability to obtain first-run films for our cinemas;

•	quality and quantity of film releases;

•	demand for retail space;

•	changes in estimates associated with the adoption of SFAS 142;

•	fluctuations in foreign exchange rates and interest rates;

•	global economic and political conditions;

•	unanticipated reductions in cash flow and difficulty in sales of assets;

•	the finalization of new credit lines; and

•	other factors that cannot be identified at this time.

     Although we believe we have the exhibition and real estate resources to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurance that events anticipated by these forward-looking statements will in fact transpire as expected.

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

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

     At March 31, 2003, approximately 44% and 17% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including $14,928,000 in cash and cash equivalents that were denominated in Australian and New Zealand dollars. At December 31, 2002, approximately 43% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including $15,175,000 in cash and cash equivalents.

     Our policy in Australia and New Zealand is to match revenue and expenses, whenever possible, in local currencies. As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies. Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense. The resulting natural operating hedge has led to a neglible foreign currency effect on our earnings.

     Our policy is to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 72% and 36% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars. At the present time, we have no plan to hedge such exposure.

     Commencing in 2002, we also began recognizing unrealized foreign currency translation gains or losses which could materially affect our financial position. For the three months ended March 31, 2003 and for the year ended December 31, 2002, we have recorded an unrealized foreign currency translation gain of approximately $5,185,000 and $7,787,000, respectively.

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

Item 3A – Quantitative and Qualitative Disclosure about Interest Risk

     The majority of our Australian and New Zealand bank loans have variable rates and a change of approximately 1% in short-term interest rate would have resulted in approximately $355,000 increase or decrease in our 2003 interest expense.

Item 4 – Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II – Other Information

Item 1 - Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Form 10-K for the fiscal year ended December 31, 2002.

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

READING INTERNATIONAL, INC.

Date: May 13, 2003	By:	/s/ James J. Cotter

James J. Cotter
Chief Executive Officer

Date: May 13, 2003	By:	/s/ Andrzej Matyczynski

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
May 13, 2003

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
May 13, 2003

CERTIFICATIONS

PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Reading International, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, James J. Cotter and Andrzej Matyczynski, the Chief Executive Officer and the Chief Financial Officer, respectively, of the Company, each certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James J. Cotter	/s/ Andrzej Matyczynski

James J. Cotter	Andrzej Matyczynski
Chief Executive Officer	Chief Financial Officer
May 13, 2003	May 13, 2003