Form 10-Q
period 2003-06-30
READING INTERNATIONAL INC
filed 2003-08-14
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 6, 2003, there were 20,484,794 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,336,335 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — Financial Information

Item 1 — Financial Statements

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$17,562	$19,286
Receivables	4,097	3,765
Inventory	422	452
Investment in available-for-sale securities	254	1,016
Restricted cash	302	341
Prepaid and other current assets	4,102	2,529
Deferred tax assets, net	1,182	1,008

Total current assets	27,921	28,397

Rental property, net	8,179	8,438
Property and equipment, net	112,635	101,481
Property held for development	23,564	19,745
Investment in joint ventures	3,261	1,120
Capitalized leasing costs, net	478	544
Goodwill, net	5,061	5,021
Intangible assets, net	13,762	14,381
Other noncurrent assets	3,493	3,645

Total assets	$198,354	$182,772

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$11,312	$13,183
Film rent payable	3,833	4,092
Accrued income taxes	7,848	7,435
Deferred theater revenue	1,547	1,150
Notes payable — current portion	1,813	2,119
Other current liabilities	811	294

Total current liabilities	27,164	28,273

Notes payable — long-term portion	53,156	48,121
Deferred real estate revenue	903	659
Other noncurrent liabilities	10,013	9,517

Total liabilities	91,236	86,570

Commitments and contingencies

Minority interest in consolidated affiliates	4,826	4,937

Stockholders’ equity
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 33,858,299 issued and 20,484,794 shares outstanding	205	205
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized, 1,989,589 issued and 1,336,335 shares outstanding	13	13
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized	—	—
Additional paid-in capital	123,517	123,517
Accumulated deficit	(41,039)	(40,512)
Accumulated other comprehensive income	19,596	8,042

Total stockholders’ equity	102,292	91,265

Total liabilities and stockholders’ equity	$198,354	$182,772

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue
Cinema/live theater	$21,323	$20,308	$41,436	$38,362
Rental/real estate	1,962	1,666	3,819	3,033
Other	—	31	—	86

	23,285	22,005	45,255	41,481

Operating expense
Cinema/live theater	16,839	16,371	32,866	31,175
Rental/real estate	1,311	939	2,435	1,787
Depreciation and amortization	2,460	1,963	4,957	3,445
General and administrative	2,911	3,564	6,310	7,027

	23,521	22,837	46,568	43,434

Operating loss	(236)	(832)	(1,313)	(1,953)

Non-operating expense (income)
Interest income	(183)	(131)	(322)	(265)
Interest expense	1,008	908	1,927	1,526
Other income	(3,004)	(346)	(2,872)	(1,084)

Income (loss) before income taxes and minority interest	1,943	(1,263)	(46)	(2,130)
Income tax provision	456	198	285	63

Income (loss) before minority interest	1,487	(1,461)	(331)	(2,193)
Minority interest	69	(19)	196	106

Net income (loss)	1,418	(1,442)	(527)	(2,299)

Basic earnings (loss) per share	$0.06	$(0.07)	$(0.02)	$(0.11)
Weighted average number of shares outstanding — basic	21,821,142	21,821,324	21,821,142	21,821,324

Diluted earnings (loss) per share	$0.06	$(0.07)	$(0.02)	$(0.11)
Weighted average number of shares outstanding — diluted	22,192,569	21,821,324	21,821,142	21,821,324

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,

	2003	2002

Operating Activities
Net loss	$(527)	$(2,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of assets	(444)	—
Gain on settlement of litigation	(2,259)	—
Equity in the earnings of Australia and New Zealand Joint Ventures	(206)	(94)
Depreciation and amortization	4,957	3,445
Other, net	(33)	78
Minority interest	196	105
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(135)	161
Increase in prepaids and other assets	(817)	(1,191)
Decrease in liabilities	(883)	(2,054)

Net cash used in operating activities	(151)	(1,849)

Investing activities
Increase in property development	(877)	(5,443)
Purchase of equipment	(697)	(1,726)
Investment in joint venture	(2,032)	—
Decrease in restricted cash	61	158
Proceeds from disposal of assets	954	—
Distribution from joint venture	594	—

Net cash used in investing activities	(1,997)	(7,011)

Financing activities
Proceeds from borrowings	—	5,019
Repayment of long-term borrowings	(951)	(265)
Minority interest distributions	(851)	(233)

Net cash (used in) provided by financing activities	(1,802)	4,521

Effect of exchange rate changes on cash and cash equivalents	2,226	893

Decrease in cash and cash equivalents	(1,724)	(3,446)
Cash and cash equivalents at beginning of period	19,286	20,876

Cash and cash equivalents at end of period	$17,562	$17,430

Supplemental Disclosures
Interest paid	$1,301	$662
Income taxes paid	$127	$—

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2003

Note 1 — Basis of Presentation

     Reading International, Inc. along with its consolidated subsidiaries (the “Company” or “Reading”) is primarily in the business of development, ownership and operation of cinemas, live theater and commercial real estate. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting. As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted. There have been no material changes in the information disclosed in the notes to the condensed consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (“ 2002 Annual Report”). The financial information presented in this quarterly report on Form 10-Q for the period ended June 30, 2003, including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the Company’s 2002 Annual Report which contains the latest audited financial statements and related footnotes.

     In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects the Company’s financial position, results of its operations and cash flows for the six months ended June 30, 2003 have been made. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the entire year. Certain amounts in previously issued financial statements have been reclassified to conform to the 2003 presentation.

Note 2 — Business Segments

     Reading’s operations are organized into two reportable business segments within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. As a result, the Company has two reportable segments: (1) cinema/live theater and (2) rental/real estate. The Company’s cinema and live theater segment is primarily engaged in the development, ownership and operation of multiplex cinemas, and is also engaged in the ownership and operation of “Off Broadway” style live theaters. Reading’s rental and real estate segment is primarily engaged in the development, ownership and operation of commercial properties, including entertainment-themed retail centers (“ETRC”). Corporate results include interest income earned with respect to the Company’s cash balances, and other income (expense).

     Information about the Company’s cinema/live theater and rental/real estate segment operations for the three and six months ended June 30, 2003 and 2002 is presented in the following tables (dollars in thousands):

	Cinema/Live Theater	Rental/ Real Estate	Corporate	Consolidated

Three Months Ended June 30, 2003
Revenue	$21,323	$1,962	$—	$23,285
Operating expense	16,839	1,311	—	18,150
Depreciation & amortization expense	1,655	757	48	2,460
General & administrative expense	813	300	1,798	2,911

Operating income (loss)	2,016	(406)	(1,846)	(236)
Other income	—	—	(2,110)	(2,110)

Income (loss) before tax	2,016	(406)	264	1,874
Income tax provision	—	—	456	456

Net income (loss)	$2,016	$(406)	$(192)	$1,418

Three Months Ended June 30, 2002
Revenue	$20,308	$1,666	$31	$22,005
Operating expense	16,371	939	—	17,310
Depreciation & amortization expense	1,117	785	61	1,963
General & administrative expense	1,214	(5)	2,355	3,564

Operating income (loss)	1,606	(53)	(2,385)	(832)
Other expense	—	—	412	412

Income (loss) before tax	1,606	(53)	(2,797)	(1,244)
Income tax provision	—	—	198	198

Net income (loss)	$1,606	$(53)	$(2,995)	$(1,442)

	Cinema/Live	Rental/
	Theater	Real Estate	Corporate	Consolidated

Six Months Ended June 30, 2003
Revenue	$41,436	$3,819	$—	$45,255
Operating expense	32,866	2,435	—	35,301
Depreciation & amortization expense	3,262	1,596	99	4,957
General & administrative expense	2,205	370	3,735	6,310

Operating income (loss)	3,103	(582)	(3,834)	(1,313)
Other income	—	—	(1,071)	(1,071)

Income (loss) before tax	3,103	(582)	(2,763)	(242)
Income tax provision	—	—	285	285

Net income (loss)	$3,103	$(582)	$(3,048)	$(527)

Six Months Ended June 30, 2002
Revenue	$38,362	$3,033	$86	$41,481
Operating expense	31,175	1,787	—	32,962
Depreciation & amortization expense	2,108	1,221	116	3,445
General & administrative expense	2,894	151	3,982	7,027

Operating income (loss)	2,185	(126)	(4,012)	(1,953)
Other expense	—	—	283	283

Income (loss) before tax	2,185	(126)	(4,295)	(2,236)
Income tax provision	—	—	63	63

Net income (loss)	$2,185	$(126)	$(4,358)	$(2,299)

Note 3 — Foreign Currency and Derivative Instruments

     As fully described in the 2002 Annual Report, Reading has cinema operations and significant assets in Australia and New Zealand. To the extent possible, Reading conducts its Australia and New Zealand operations on a self funding basis. The carrying value of the Company’s Australian and New Zealand assets fluctuates due to changes in the exchange rates between the U.S. dollar and the functional currency of Australia (Australian dollar) and New Zealand (New Zealand dollar). The Company has no derivative financial instruments to hedge foreign currency exposure.

     Presented in the table below are the currency exchange rates for Australia and New Zealand as of June 30, 2003 and December 31, 2002.

	U.S. Dollar

	June 30,	December 31,
	2003	2002

Australian Dollar	$0.6707	$0.5625
New Zealand Dollar	$0.5854	$0.5239

Note 4 — Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options give rise to potentially dilutive common shares.

	Stock Options

	June 30, 2003			June 30, 2002

		Weighted Average			Weighted Average
	Outstanding	Exercise Price	Exercisable	Outstanding	Exercise Price	Exercisable

Common Stock
Class A Nonvoting	1,509,050	$4.13	943,125	1,368,050	$4.15	894,638
Class B Voting	881,180	$6.08	881,180	881,180	$6.08	881,180

     For the six months ended June 30, 2003 and the three and six months ended June 30, 2002, the Company recorded net losses. As such, the incremental shares from stock options to purchase shares of common stock, were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods. For the three months ended June 30, 2003 the Company recorded net income as a result of a one-time gain from the settlement of certain litigation, through the acquisition at a bargain price of a joint venture interest as fully described in Note 13. As such, the incremental shares from stock options were included in the computation of diluted earnings per share for the three months ended June 30, 2003.

Note 5 — Comprehensive Income

     US GAAP requires that unrealized gains and/or losses on securities that are available-for-sale (“AFS”), and the effect of foreign currency translation adjustments be classified as comprehensive income. The following table sets forth the Company’s comprehensive income for the periods indicated (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$1,418	$(1,442)	$(527)	$(2,299)
Unrealized loss on AFS	—	(49)	—	(166)
Foreign currency translation	6,534	4,244	11,554	7,178

	$7,952	$2,753	$11,027	$4,713

Note 6 — Rental Property and Property and Equipment

     As of June 30, 2003 and December 31, 2002, Reading had investments in rental property and property and equipment as follows (dollars in thousands):

	June 30,	December 31,
	2003	2002

Rental property
Land	$2,951	$2,951
Building and improvements	7,517	7,515

	10,468	10,466
Less accumulated depreciation	(2,289)	(2,028)

Rental property, net	$8,179	$8,438

Property and equipment
Land	$25,031	$22,838
Building	51,984	45,926
Leasehold interest	6,781	5,173
Construction-in-progress	4,712	3,817
Fixtures and equipment	36,751	31,245

	125,259	108,999
Less accumulated depreciation	(12,624)	(7,518)

Property and equipment, net	$112,635	$101,481

Note 7 — Goodwill and Intangible Assets

     As of January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Reading does not amortize goodwill and instead, performs annual impairment reviews of its goodwill and other intangible assets. As of June 30, 2003 and December 31, 2002, Reading had goodwill of $5,061,000 and $5,021,000 net of related accumulated amortization of $360,000 and $326,000, respectively, consisting of the following (dollars in thousands):

	June 30,	December 31,
	2003	2002

Segments
Cinema/live theater	$4,816	$4,816
Rental/real estate	245	205
Corporate	—	—

Total	$5,061	$5,021

     Reading has intangible assets other than goodwill which are subject to amortization and are being amortized over various periods. The Company amortizes its beneficial lease over 20 years and its option fees and acquisition costs over 10 years. For the six months ended June 30, 2003, the amortization expense totaled $668,000.

     Intangible assets subject to amortization consist of the following (dollars in thousands):

	June 30,	December 31,
	2003	2002

Intangible assets
Beneficial lease	$10,464	$10,459
Option fee	5,000	5,000
Acquisition costs	943	935

	16,407	16,394
Less: Accumulated amortization	(2,645)	(2,013)

Total, net	$13,762	$14,381

Note 8 — Income Tax

     The income tax provision for the three and six months ended June 30, 2003 was comprised of the following amounts (dollars in thousands):

	June 30, 2003

	Three Months	Six Months
	Ended	Ended

Federal tax refund	$(365)	$(365)
Foreign income tax provision	—	124
Foreign withholding provision	190	383
Other tax provisions	4	143

Net tax provision	$(171)	$(285)

Note 9 — Minority Interest

     Minority interest is comprised of the following enterprises:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) by a subsidiary of National Auto Credit, Inc.;

•	33% minority interest in the Elsternwick Joint Venture by Champion Pictures Pty Ltd.;

•	25% minority interest in Australian Country Cinemas by Panorama Cinemas for the 21st Century Pty Ltd.; and

•	20% minority interest in Big 4 Farming LLC by Cecelia Packing Corporation.

     The components of minority interest are as follows (dollars in thousands):

	June 30,	December 31,
	2003	2002

AFC LLC	$4,104	$4,337
Elsternwick Unincorporated Joint Venture	472	393
Australian Country Cinemas	239	199
Big 4 Farming LLC	11	8

Minority interest in consolidated affiliates	$4,826	$4,937

	For the Six Months Ended
	June 30,

	2003	2002

AFC LLC	$192	$92
Elsternwick Unincorporated Joint Venture	1	24
Australian Country Cinemas	—	2
Big 4 Farming LLC	3	(12)

Minority interest expense	$196	$106

Note 10 — Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards of measurement and classification of certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 is not expected to have a material impact on the Company’s consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. It is effective for contracts entered into or modified after June 30, 2003. As previously disclosed in Note 3, Reading has no derivative instruments and does not engage in any hedging activities with respect to foreign currency issues. During the second quarter of 2003, the Company finalized negotiations on our AUS$30,000,000 loan facility, which contains an interest rate swap agreement as more fully described in Note 3. SFAS No. 149 is not expected to have a material adverse impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN 46 sets forth the criteria used to determine whether an investment in a variable interest entity (“VIE”) as defined by the Interpretation should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 was immediately applicable to VIE’s created after January 31, 2003 and requires the consolidation of VIE’s created before February 1, 2003 for reporting periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have, but believes that the application of FIN 46 will not have a material adverse impact on its consolidated financial statements.

     In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 significantly changes the current practice in accounting for and disclosure of, guarantees. Guarantees and indemnification agreements meeting the criteria established in FIN 45 must be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 became effective for financial statements issued for periods beginning after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

Note 11 — Stock-Based Compensation

     The Company has elected to follow the intrinsic value method under Accounting Principle Board Opinion (“APBO”) No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock option plans. Under APBO No. 25, no compensation expense is recognized when stock options are granted if the exercise price of the option equals the fair market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and (loss) and net income (loss) per common share as if the Company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation to measure stock-based compensation (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$1,418	$(1,442)	$(527)	$(2,299)
Stock-based compensation expense under fair value reporting	72	333	145	665

Pro forma net income (loss)	$1,346	$(1,775)	$(672)	$(2,964)

Basic and diluted income (loss) per share, as reported	$0.06	$(0.07)	$(0.02)	$(0.11)
Basic and diluted income (loss) per share, pro forma	$0.06	$(0.08)	$(0.03)	$(0.14)

Note 12 — Other Income

     Other income is comprised of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

One-time gain on settlement of litigation (a)	$(2,259)	$—	$(2,259)	$—
Equity in earnings of the New Zealand joint venture	(122)	(56)	(146)	(94)
Equity in earnings of the Australia joint venture	(60)	—	(60)	—
Gain on disposal of assets, net	(642)	—	(444)	—
Earnings from agricultural activities	—	(305)	—	(1,019)
Miscellaneous	79	15	37	29

	$(3,004)	$(346)	$(2,872)	$(1,084)

(a)	A description of the $2,259,000 gain on settlement of litigation follows in Note 13.

Note 13 — Gain on Settlement of Litigation and Acquisition of Joint Venture at Bargain Price

     On May 15, 2003, Reading completed the settlement of two lawsuits involving antitrust and trade practice claims against its principal competitors in Australia. The first was between Reading, as plaintiff, and Village Cinemas Australia Pty, Ltd. (“Village”), Birch Carroll & Coyle Ltd. (“BCC”), and AMP Life Limited, as defendants (the “AMP Litigation”) and related to alleged attempts by Village and BCC to keep Reading out of the Australian cinema exhibition market. The second was between Reading, as plaintiff, and Roadshow Film Distributors Pty Ltd (“Roadshow”), as defendant (the “Roadshow Litigation”) and related to alleged unfair practices by Roadshow in its distribution of first run film product to Reading. BCC is a wholly owned subsidiary of Greater Union and is referred to herein collectively with Greater Union as “GU.” Village and GU, are two of the three largest exhibition companies in Australia. AMP is an insurance company and, through its affiliates, a major commercial landlord in Australia. Roadshow is a major film distributor in Australia.

     Pursuant to that settlement:

•	Reading acquired from Village at their undepreciated historic cost of $2,177,700 (AUS$3,244,000), an undivided 1/3rd interest in the unincorporated joint venture that owns and operates the 16 screen multiplex cinema that was the subject matter of the AMP litigation.

•	Reading received from Village and GU an option, exercisable at any time prior to December 16, 2003, to sell its interest back to Village and GU for $4,959,600 (AUS$7,387,998) (the “Put Price”).

•	Reading received from Village an option to purchase, at cost, an undivided 1/3 rd interest in an unincorporated joint venture to be formed to develop a new multiplex cinema, or, in the event that GU determines not to participate in that joint venture, the option to purchase an undivided 1/2 interest in that unincorporated joint venture.

•	Roadshow has agreed, generally speaking, to provide Reading access to film product on the same basis as major exhibitors such as Village, GU and Hoyts.

•	Reading has been reimbursed attorneys fees in the amount of approximately $456,000 (AUS$703,657), which were recorded as a reduction to legal fees in the Company’s general and administrative expenses.

     Reading’s purchase of its 1/3rd interest in the 16-screen multiplex cinema, at Village and GU’s undepreciated historic cost of $2,177,700 (AUS$3,244,000), resulted in a one-time gain of $2,259,299, net of applicable expenses. The gain was based on a fair market value for that joint venture interest of $4,959,600 (AUS$7,387,998), as reflected by the “Put Price.” In addition, the Company received approximately $287,000 (AUS$430,000) in profit distribution covering the period from December 18, 2002 (the agreed effective date of the parties’ settlement) to May 15, 2003 (the date on which the settlement was completed). As permitted by SFAS No. 141, Business Combinations, the proceeds were prorated and approximately $60,000 was recognized as income. The remainder was recorded as an adjustment to the joint venture purchase price.

Note 14 — Loan Agreement

     During the second quarter of 2003, the Company renewed a loan agreement that extended its existing AUS$30,000,000 loan facility in Australia. The amended and restated loan agreement provides for a fixed interest rate on a portion of the total loan facility which will serve as a cap should interest rates rise over the term of the loan.

Note 15 — Subsequent Events

     On June 20, 2003 Berkeley Cinemas, an unincorporated joint venture in which Reading owns a 50% interest, entered into an agreement to construct and lease an eight screen cinema in a suburb of Auckland, New Zealand. That cinema is currently anticipated to open in the fourth quarter of 2004.

     On June 30, 2003, Reading entered into an agreement to lease a 6-screen cinema in Victoria, Australia. That cinema is currently under construction by the landlord, and is anticipated to open in the first quarter of 2005.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Reading’s business consists primarily of the ownership and operation of cinemas and live theaters and developing, owning and operating commercial real estate. Our business operations include:

•	the development, ownership and operation of cinemas in the United States (“US”), Australia, New Zealand, and Puerto Rico;

•	the ownership and operation of “Off Broadway” style live theaters in Manhattan and Chicago; and

•	the development, ownership and operation of commercial real estate in Australia, New Zealand and the US, including entertainment-themed retail centers (“ETRC”) in Australia and New Zealand.

     We manage our worldwide cinema business under various different brands:

•	in the US, under the Reading, Angelika Film Center and City Cinemas brands;

•	in Australia, under the Reading brand;

•	in New Zealand, under the Reading and Berkeley Cinemas brands; and

•	in Puerto Rico, under the CineVista brand.

     We plan to continue to identify, develop and acquire cinema and live theater properties, focusing primarily on those opportunities where we can acquire either the fee interest underlying the operating assets, or long term leases, which we believe provide flexibility with respect to the usage of such leasehold assets. In the near term, we are focusing principally on the operation of our existing cinema and live theater assets and in the development of five parcels of undeveloped real estate in Melbourne, Brisbane, and Sydney in Australia and in Wellington in New Zealand while taking advantage of those opportunities that may present themselves to strategically expand our existing cinema circuits. We anticipate that over the remainder of the year, we will add a 6-screen cinema in Christchurch, New Zealand (owned in an unincorporated joint venture with our partner in the Berkeley Cinemas chain in New Zealand). During the second quarter of 2003, we closed the acquisition of a 1/3rd undivided interest in an existing 16-screen cinema in suburban Brisbane, Australia as fully described in Note 13 to the condensed consolidated financial statements. We have also been retained to manage a new art cinema in Plano, Texas which will be operated under our Angelika name.

     We continue to work toward the disposal of our interests in Puerto Rico and our interests in assets not core to our cinema, live theater and real estate businesses. To this end, we achieved the following since the end of 2002:

     1. Reduction of General and Administrative Expense

     As part of our ongoing effort to reduce general and administrative expense and our commitment to sell our Puerto Rico circuit, we consolidated our Puerto Rican administrative support functions into our corporate office in Los Angeles, California. This consolidation will allow us to reduce our annual general and administrative expense by approximately $170,000.

     2. Disposition of Non-Core Assets

     In April 2003, we entered into an agreement to sell for $525,000 plus an ongoing royalty right, our interest in certain anthracite coal deposits in Pennsylvania. The transaction closed in May of 2003 and we received proceeds from the sale. A dispute by the local municipality has resulted from this transaction, and the purchaser has agreed to assume the defense of those claims. In the event that it should be determined that the municipality and not Reading is the owner of these coal deposits, then our obligation is limited to the return of the $525,000 together with interest at the 30-day LIBOR rate as of the date of closing of the Settlement

Agreement. Accordingly, we recorded the receipt of $525,000 as a deferred gain and will not recognize the gain until such time as the title dispute is resolved. The litigation previously brought by the purchaser to compel our sale of that property to them on a warranty deed basis was settled incident to this sale transaction.

     We are currently in negotiations to sell our Sutton Cinema property located on 3rd Avenue and 57th Street in Manhattan. While no assurances can be given, we are of the view that the sale will close during the quarter ended September 30, 2003. Since we hold the Sutton Cinema property pursuant to an operating lease with option to purchase, the net economic effect of the sale currently being negotiated, if completed, would be ultimately to reduce our net rent expense under the operating lease by approximately $1,343,800 per year.

Results of Operations

     At June 30, 2003, we operated 33 cinemas with 218 screens and four live theaters comprising seven stages. Along with the three ETRC’s that we developed in Australia and New Zealand, we have fee interests in five developed commercial properties in the United States, and hold for development an additional five parcels (aggregating approximately 60 acres) in urbanized areas of Australia and New Zealand.

     The tables below summarize the results of operations for each of our principal business segments for the three and six months ended June 30, 2003 (“2003 Quarter” and “2003 Six Months”, respectively) and three and six month ended June 30, 2002 (“2002 Quarter” and “2002 Six Months”, respectively). Operating expenses include costs associated with the day-to-day management of the theaters and rental properties.

	Cinema/Live	Rental/
	Theater	Real Estate	Corporate	Consolidated

2003 Quarter
Revenue	$21,323	$1,962	$—	$23,285
Operating expense	16,839	1,311	—	18,150
Depreciation & amortization expense	1,655	757	48	2,460
General & administrative expense	813	300	1,798	2,911

Operating income (loss)	2,016	(406)	(1,846)	(236)
Other income	—	—	(2,110)	(2,110)

Income (loss) before tax	2,016	(406)	264	1,874
Income tax provision	—	—	456	456

Net income (loss)	$2,016	$(406)	$(192)	$1,418

2002 Quarter
Revenue	$20,308	$1,666	$31	$22,005
Operating expense	16,371	939	—	17,310
Depreciation & amortization expense	1,117	785	61	1,963
General & administrative expense	1,214	(5)	2,355	3,564

Operating income (loss)	1,606	(53)	(2,385)	(832)
Other expense	—	—	412	412

Income (loss) before tax	1,606	(53)	(2,798)	(1,244)
Income tax provision	—	—	198	198

Net income (loss)	$1,606	$(53)	$(2,995)	$(1,442)

	Cinema/Live Theater	Rental/ Real Estate	Corporate	Consolidated

2003 Six Months
Revenue	$41,436	$3,819	$—	$45,255
Operating expense	32,866	2,435	—	35,301
Depreciation & amortization expense	3,262	1,596	99	4,957
General & administrative expense	2,205	370	3,735	6,310

Operating income (loss)	3,103	(582)	(3,834)	(1,313)
Other income	—	—	(1,071)	(1,071)

Income (loss) before tax	3,103	(582)	(2,763)	(242)
Income tax provision	—	—	285	285

Net income (loss)	$3,103	$(582)	$(3,048)	$(527)

2002 Six Months
Revenue	$38,362	$3,033	86	$41,481
Operating expense	31,175	1,787	—	32,962
Depreciation & amortization expense	2,108	1,221	116	3,445
General & administrative expense	2,894	151	3,982	7,027

Operating income (loss)	2,185	(126)	(4,012)	(1,953)
Other expense	—	—	283	283

Income (loss) before tax	2,185	(126)	(4,295)	(2,236)
Income tax provision	—	—	63	63

Net income (loss)	$2,185	$(126)	$(4,358)	$(2,299)

Cinema / Live Theater

•	Net income for the cinema and live theater segment for the three and six month periods ended June 30, 2003 increased $410,000 and $918,000, respectively, when compared to the same periods in 2002. The fluctuation was primarily because in 2003, we operated our Courtenay Central 10-plex for the full six month period ended June 30, 2003. In 2002, we began operations in late March.

•	Revenue increased by approximately $1,015,000 or 5% in the 2003 Quarter and $3,074,000 or 8% in the 2003 Six Months when compared to the same periods in 2002. Both our per-screen and total cinema attendance increased in the 2003 despite the fact that we operated fewer screens in 2003 when compared to 2002 due to the closure of cinemas in Manhattan, Minneapolis and Puerto Rico.

•	Operating expense increased by approximately $468,000 or 3% in the 2003 Quarter and $1,691,000 or 4% in the 2003 Six Months when compared to the same periods in 2002. The increase was primarily a result of the variable costs such as film rental and payroll expenses that fluctuate in direct relation to the increases in revenue.

•	Depreciation expense increased by approximately $538,000 or 48% in the 2003 Quarter and $1,154,000 or 55% in the 2003 Six Months when compared to the same periods in 2002 due to:

1.	the change in Australia’s depreciation rates to conform to that of the U.S.;

2.	six full months of depreciation taken on the Wellington ETRC;

3.	depreciation taken on the Puerto Rican cinema circuit. The Puerto Rican circuit — notwithstanding our intention to sell it — is no longer qualified under generally accepted accounting principals to be treated as an “asset held for sale;” and

4.	increased domestic depreciation expense stemming from various renovation/remodeling projects undertaken at the Angelika New York and Village East cinemas.

•	General and administrative expense decreased by $401,000 or 33% in the 2003 Quarter and $689,000 or 24% in the 2003 Six Months when compared to the same periods in 2002 despite the revenue growth in our business. Beneficial lease payments made to Sutton Hill under the City Cinemas agreement of approximately $1,372,000 during the first six months of 2003 and approximately $1,635,000 in 2002, respectively, are recorded as general and administrative expense of the Cinema/Live Theater segment. The decrease in the general and administration expense was primarily driven by:

1.	the credit of approximately $456,000 of reimbursed legal fees resulting from the settlement and acquisition of a joint venture (fully described in Note 13 to the condensed consolidated financial statements);

2.	the decrease in the beneficial lease payments; and

3.	the closure of the administrative office in Puerto Rico.

     Our live theaters’ rental weeks were ahead of the 2002 Quarter — 70 theater weeks rented in the 2003 Quarter compared to 65 theater weeks rented in the 2002 Quarter. The theaters are currently running the following shows:

• Orpheum:	Stomp (Ongoing)
• Minetta Lane:	Talking Heads (Started in March 2003)
• Union Square:	Our Lady of 121st Street (Closed July 2003; Portraits is scheduled to begin on September 9, 2003)
• Royal George:	Main Stage — (negotiations are proceeding for a new production)
• Royal George:	Great Room — Late Nite Catechism (Ongoing)
• Royal George:	Gallery — B.S. (Ongoing)
• Royal George:	Cabaret — I Love You You’re Perfect, Now Change (Ongoing)

Rental / Real Estate

     In the first six months of 2003, our rental generating real estate holdings consisted of:

•	the Courtenay Central ETRC in Wellington, New Zealand;

•	two ETRC’s in Auburn and Perth, Australia;

•	an office building located in Glendale, California; and

•	the ancillary retail and commercial tenants of two of our fee owned U.S live theater properties and certain of our US cinemas.

     The Wellington ETRC opened in March 2002 and as a result, only 3 months of operation of this center was included in the 2002 Six Months results. The rental space in the Wellington Center is now approximately 89% leased (62% excluding the cinema space which is occupied by our own cinema). The ancillary retail space at our Perth and Auburn ETRC’s is now approximately 63% leased due to the loss of one tenant.

     We own certain unimproved tracts of land which are currently either in various stages of development or held for sale, namely:

•	an approximately fifty acre property located in the Burwood area of Melbourne, Australia (currently in the zoning and planning stages for mixed use residential, retail, entertainment and commercial purposes; discussions are ongoing with potential joint venture development partners);

•	an approximately four-acre property located in the Moonee Ponds area of Melbourne, Australia (currently in discussions with a possible joint venture developer for a mixed retail development);

•	an approximately three-acre property located in the Newmarket area of Brisbane, Australia (currently in negotiations with two anchor tenants with respect to the development of an approximately 100,000 square foot mixed retail development);

•	an approximately two-acre property located adjacent to the Auburn ETRC in the Auburn area of Sydney Australia (for future development);

•	an approximately one acre property located adjacent to the Courtenay Central ETRC in Wellington, New Zealand (currently in negotiations with two anchor tenants with respect to development of approximately 250,000 square foot retail/entertainment addition to existing Courtenay Central ETRC in downtown Wellington ); and

•	certain domestic railroad-related properties (sale).

     Net loss increased in the 2003 Six Months for the real estate segment compared to the same period in 2002, primarily due to depreciation expense attributable to the Courtenay Central ETRC, which opened in March 2002 and the write off of certain legal costs relating to an aborted development project.

Corporate

     The revenue in 2002 is entirely comprised of fees earned for our agricultural activities which we disposed of in July 2002.

     General and administrative expense includes expense that is not directly attributable to other operating segments. The reduction in expense of $247,000 in the 2003 Six Months is primarily due to ongoing savings associated with the 2001 consolidation.

     Corporate other (income) expense is comprised of:

•	one-time gain on settlement of the AMP Litigation and Roadshow Litigation;

•	interest expense/income;

•	gain/loss on sale of assets; and

•	equity income (loss).

     The fluctuations in other (income) expense are primarily due to:

•	the recording of a $2,259,000 one-time gain on the settlement of the AMP Litigation and Roadshow Litigation in June 2003;

•	the recognition of a $500,000 gain on the release of the Murray Hill option in May 2003;

•	the non-recurring nature of the $714,000 in loan recovery income relating to our agricultural activities, realized in the first quarter of 2002;

•	a $301,000 increase in interest expense during 2003 on the Wellington ETRC borrowings, which can no longer be capitalized; and

•	a $198,000 loss on disposal of assets (mostly from fixed assets written off in conjunction with the closure of a 5-screen cinema in March 2003).

Business Plan, Capital Resources and Liquidity

Business Plan

     Our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. We intend to focus on acquisitions and development activities in Australia and New Zealand as we believe that there are currently better opportunities in these markets than domestically. We intend to dispose of our interest in Puerto Rico and have already disposed of all of our agricultural interests and assets, and our investment in certain available-for-sale (“AFS”) securities. From time to time we may dispose of, or put to alternative use, our interest in various operating assets, in order to realize the real estate values of such assets.

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

Operating Activities

     Cash used in operations was $151,000 in the first six months of 2003 compared to $1,849,000 in the same period of 2002. The decrease in cash used in operations was primarily because we used more cash in 2002 to pay down our liabilities in the first six months of 2002 compared to 2003.

Investing Activities

     Cash used in investing activities during the first six months of 2003 was $3,495,000 compared to $7,244,000 during the same period in 2002. The decrease of $4,097,000 is primarily due to fewer capital assets purchased in the 2003 Six Months which reflects the completion of the Wellington ETRC. In the 2003 Quarter, we made capital investments on our Newmarket and Burwood projects and improvements to our Angelika New York and Village East cinemas. Also impacting investing activities was our purchase of a 1/3rd interest in a joint venture for approximately $2,032,000 in connection with our settlement of the AMP Litigation and the Roadshow Litigation.. During the first six months of 2002, we included $714,000 in recovery of debt previously written off from the agricultural partnerships which will be non-recurring in nature, since we have discontinued our agricultural operations and disposed of our agricultural assets.

Financing Activities

     Cash used in financing activities was $1,802,000 for the first six months of 2003 compared to $4,521,000 of cash provided by financing activities for the same period in 2002. The decrease of $6,323,000 cash provided by financing activities in the current year is primarily due to bank borrowing in Australia in 2002. Also, there was a $1,304,000 increase in repayment of debt and minority distributions during 2003.

Summary

     Our cash position at June 30, 2003 was $17,562,000 and our working capital, contrary to industry norm was positive at $757,000 which is up from $124,000 at December 31, 2002. We have put into place several measures that are expected to have a positive effect on our overall liquidity, namely:

•	In May 2003, in connection with the release of our rights in the Murray Hill option, we received $500,000 which was recorded as a gain to other income.

•	In January 2003, as part of our ongoing drive to reduce general and administrative expense and nothwithstanding our commitment to sell our Puerto Rico circuit, we consolidated our Puerto Rican administrative support function into our corporate office in Los Angeles, California. This consolidation will allow us to reduce our annual general and administrative expense by approximately $170,000.

•	During the first six months of 2003, we disposed of 576,900 shares of our AFS investment at a gain of approximately $235,000.

•	During 2002, we recognized cost savings due to the synergies generated by the consolidation of Reading Entertainment Inc., Craig Corporation and Citadel Holding Corporation, which have amounted to approximately $1,000,000 annually, based on the pre-consolidated general and administrative expenses of the three companies.

•	On December 17, 2002, we renegotiated and extended our AUS$30,000,000 loan facility, and signed final loan documents. Our new loan agreement provides for an AUS$15,000,0000 term loan and an AUS$15,000,000 revolving line of credit. The term loan and the revolving line of credit mature and become payable on January 2008 and January 2006, respectively. The loans are secured by our Australian assets. In addition, we began making quarterly repayments of AUS$250,000 starting on July 1, 2003.

•	On December 5, 2002, we made a final payment of $1,000,000 on a term note in the amount of $4,500,000 bearing 8.25% interest to SHC, an entity owned by Michael Forman and James Cotter, originally issued as payment for a 1/6th interest in the Angelika Film Center and certain rights and interests with respect to the City Cinemas cinema chain.

•	On November 29, 2002, we borrowed $2,500,000 pursuant to a loan agreement with a financial institution secured by our interest in the Royal George Theater. The loan is a 5-year term loan that accrues interest at a variable rate, 3.91% as of June 30, 2003, payable monthly in arrears. A significant portion of the proceeds were used to pay off the balance of the loan used to acquire the 1/6th interest in the Angelika Film Center described immediately above.

•	As of July 1, 2002, the Agricultural Partnerships in which we own a 40% interest, reconveyed the Big 4 Ranch to the original owner in consideration of the release from all obligations and liabilities otherwise owed to the original owner.

•	Commencing in February 2002, in consideration of the release of our rights in the Murray Hill Cinema under the City Cinemas Operating Lease, we have effectively reduced our ongoing annual rental payment obligations under the City Cinemas Operating Lease by $825,000. Also our obligation to fund, beginning in 2007, certain loans to Sutton has been reduced by $10,000,000 from $28,000,000 to $18,000,000. Likewise, the exercise price of our option to acquire real property assets underlying the City Cinemas Operating Lease has been reduced by $10,000,000 from $48,000,000 to $38,000,000.

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

     At the present time, included among the assets that are securing our AUS$30,000,000 loan facility are the Company’s 50-acre Burwood property, which the Company believes to have a present value of approximately AUS$27,000,000, and the Company’s 3-acre Newmarket property, which the Company believes to have a present value of approximately AUS$5,500,000. In light of Australian operating losses incurred by the Company as it has entered into the Australian market, these assets could be liquidated without the payment of any income taxes.

Critical Accounting Policies

     The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and the most demanding in their calls on judgment. Although accounting for our core business of cinema and live theater exhibition with a real estate focus is relatively straight-forward, we believe our most critical accounting policies relate to:

•	impairment of long-lived assets, including goodwill and intangible assets;

•	tax valuation allowance and obligations; and

•	legal and environmental obligations.

These critical accounting policies are fully discussed in our 2002 Annual Report and you are advised to refer to that discussion.

Forward-Looking Statements

     This quarterly report contains “forward-looking statements,” as defined under the Private Securities Litigation Reform Act of 1995, regarding, among other items:

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

     At June 30, 2003, approximately 49% and 17% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including $6,591,000 in cash and cash equivalents that were denominated in Australian and New Zealand dollars. At December 31, 2002, approximately 43% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including $15,175,000 in cash and cash equivalents.

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

     Our policy is to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 67% and 33% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars. At the present time, we have no plan to hedge such exposure.

     Commencing in 2002, we also began recognizing unrealized foreign currency translation gains or losses which could materially affect our financial position. For the six months ended June 30, 2003 and for the year ended December 31, 2002, we have recorded an unrealized foreign currency translation gain of approximately $11,714,000 and $7,787,000, respectively.

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

Item 3A — Quantitative and Qualitative Disclosure about Interest Risk

     The majority of our Australian and New Zealand bank loans have variable rates and a change of approximately 1% in short-term interest rate would have resulted in approximately $665,000 and $310,000 increase or decrease in our interest expense for the three and six months ended June 30, 2003, respectively.

     During the second quarter of 2003, we renewed a loan agreement extending our AUS$30,000,000 loan facility in Australia. The amended and restated loan agreement provides for a fixed interest rate on a portion of the total loan facility which will serve as a cap should interest rates rise over the term of the loan.

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

     The Company carried out an evaluation, as of the end of the quarterly period covered by this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     Nothing has come to management’s attention to indicate that there has been any change in the Company’s internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     None

Item 5 — Other Information

     Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

     (a)  Exhibits

            None

     (b)  Reports on Form 8-K

            None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC

Date: August 14, 2003	By:	/s/ James J. Cotter

James J. Cotter Chief Executive Officer

Date: August 14, 2003	By:	/s/ Andrzej Matyczynski

Andrzej Matyczynski Chief Financial Officer