Form 10-Q
period 2003-09-30
READING INTERNATIONAL INC
filed 2003-11-14
CIK 716634

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes  ☒      No  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒  No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2003, there were 19,866,876 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 2,032,414 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1 – Financial Statements

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$18,787	$19,286
Receivables	4,541	3,765
Inventory	412	452
Investment in marketable securities and securities held-for-sale	79	1,016
Restricted cash	412	341
Prepaid and other current assets	2,951	2,529
Deferred tax assets, net	1,156	1,008

Total current assets	28,338	28,397
Rental property, net	8,047	8,438
Property and equipment, net	111,781	101,481
Property held for development	23,858	19,745
Investment in joint ventures	3,344	1,120
Capitalized leasing costs, net	444	544
Goodwill, net	5,064	5,021
Intangible assets, net	13,449	14,381
Other noncurrent assets	3,443	3,645

Total assets	$197,768	$182,772

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	(Unaudited)
	September 30,	December 31,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$12,675	$13,183
Film rent payable	3,906	4,092
Accrued income taxes	8,057	7,435
Deferred theater revenue	1,140	1,150
Notes payable – current portion	2,008	2,119
Other current liabilities	763	294

Total current liabilities	28,549	28,273
Notes payable – long-term portion	52,947	48,121
Deferred real estate revenue	907	659
Other noncurrent liabilities	10,350	9,517

Total liabilities	92,753	86,570

Commitments and contingencies
Minority interest in consolidated affiliates	4,713	4,937
Stockholders’ equity
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 33,858,299 issued and 19,866,876 and 20,484,794 shares outstanding at September 30, 2003 and December 31, 2002, respectively	199	205
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized, 2,685,669 issued and 2,032,414 and 1,336,335 shares outstanding at September 30, 2003 and December 31, 2002, respectively	20	13
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized	—	—
Additional paid-in capital	123,516	123,517
Accumulated deficit	(43,582)	(40,512)
Accumulated other comprehensive income	20,149	8,042

Total stockholders’ equity	100,302	91,265

Total liabilities and stockholders’ equity	$197,768	$182,772

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue
Cinema/live theater	$21,646	$20,386	$63,082	$58,748
Rental/real estate	2,010	1,578	5,829	4,611
Other	—	—	—	86

	23,656	21,964	68,911	63,445

Operating expense
Cinema/live theater	17,594	16,410	50,460	47,585
Rental/real estate	1,266	983	3,701	2,770
Depreciation and amortization	2,559	2,078	7,516	5,523
General and administrative	3,548	3,653	9,857	10,680

	24,967	23,124	71,534	66,558

Operating loss	(1,311)	(1,160)	(2,623)	(3,113)
Non-operating expense (income)
Interest income	(173)	(157)	(495)	(422)
Interest expense	991	1,000	2,918	2,526
Other expense (income)	110	(101)	(2,761)	(1,185)

Loss before income taxes and minority interest	(2,239)	(1,902)	(2,285)	(4,032)
Income tax provision (benefit)	322	(435)	607	(372)

Loss before minority interest	(2,561)	(1,467)	(2,892)	(3,660)
Minority interest (income) expense	(18)	130	178	236

Net loss	(2,543)	(1,597)	(3,070)	$(3,896)

Basic loss per share	$(0.12)	$(0.07)	$(0.14)	$(0.18)
Weighted average number of shares outstanding – basic	21,899,286	21,821,150	21,847,468	21,821,265

Diluted loss per share	$(0.12)	$(0.07)	$(0.14)	$(0.18)
Weighted average number of shares outstanding – diluted	21,899,286	21,821,150	21,847,468	21,821,265

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating Activities
Net loss	$(3,070)	$(3,896)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of assets	(230)	—
Gain on settlement of litigation	(2,259)	—
Equity in the earnings of Australia and New Zealand Joint Ventures	(263)	(165)
Depreciation and amortization	7,516	5,523
Other, net	177	(69)
Minority interest	178	236
Changes in operating assets and liabilities:
Increase in receivables	(63)	(141)
Decrease (increase) in prepaid and other assets	233	(970)
(Decrease) increase in liabilities	(167)	321

Net cash provided by operating activities	2,052	839

Investing activities
Increase in property development	(976)	(5,662)
Purchase of equipment	(891)	(3,066)
Investment in joint venture	(2,032)	—
Decrease in restricted cash	62	160
Proceeds from disposal of assets held for sale (“AFS”)	903	—
Liquidating dividend distribution	283
Distributions from joint ventures, net	649	97

Net cash used in investing activities	(2,002)	(8,471)

Financing activities
Repayment of long-term borrowings	(955)	(3,858)
Minority interest distributions	(1,279)	(299)
Proceeds from borrowings	—	5,679

Net cash (used in) provided by financing activities	(2,234)	1,522

Effect of exchange rate changes on cash and cash equivalents	1,685	525

Decrease in cash and cash equivalents	(499)	(5,585)
Cash and cash equivalents at beginning of period	19,286	20,876

Cash and cash equivalents at end of period	$18,787	$15,291

Supplemental Disclosures
Interest paid (net of $151,900 interest capitalized as cost of development in 2002, $0 in 2003)	$2,361	$3,806
Income taxes paid	$127	$—

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2003

Note 1 – Basis of Presentation

          Reading International, Inc. along with its consolidated subsidiaries (the “Company” or “Reading”) is primarily in the business of development, ownership and operation of cinemas, live theater and commercial real estate. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting. As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted. There have been no material changes in the information disclosed in the notes to the condensed consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (“ 2002 Annual Report”). The financial information presented in this quarterly report on Form 10-Q for the period ended September 30, 2003 (the “September Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the Company’s 2002 Annual Report which contains the latest audited financial statements and related footnotes.

          In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects the Company’s financial position, results of its operations and cash flows for the nine months ended September 30, 2003 have been made. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the entire year. Certain amounts in previously issued financial statements have been reclassified to conform to the 2003 presentation.

Note 2 – Stock-Based Compensation

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

          The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation to measure stock-based compensation (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003		2002	2003	2002

Net loss, as reported		$(2,543)	$(1,597)	$(3,070)	$(3,896)
Stock-based compensation expense under fair value reporting		79	333	149	998

Pro forma net loss	$	(2,622)	$(1,930)	$(3,219)	$(4,894)

Basic and diluted loss per share, as reported		$(0.12)	$(0.07)	$(0.14)	$(0.18)
Basic and diluted loss per share, pro forma		$(0.12)	$(0.09)	$(0.15)	$(0.22)

Note 3 – Business Segments

          Reading’s operations are organized into two reportable business segments within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. As a result, the Company has two reportable segments: (1) cinema/live theater and (2) rental/real estate. The Company’s cinema and live theater segment is primarily engaged in the development, ownership and operation of multiplex cinemas, and is also engaged in the ownership and operation of “Off Broadway” style live theaters. Reading’s rental and real estate segment is primarily engaged in the development, ownership and operation of commercial properties, including entertainment-themed retail centers (“ETRC”). Corporate results include interest income earned with respect to the Company’s cash balances, interest expense and other (income) expense.

          Information about the Company’s cinema/live theater and rental/real estate segment operations for the three and nine months ended September 30, 2003 and 2002 is presented in the following tables (dollars in thousands):

		Rental/
Three Months Ended September 30,	Cinema/Live	Real
2003	Theater	Estate	Corporate	Consolidated

Revenue	$21,646	$2,010	$—	$23,656
Operating expense	17,594	1,266	—	18,860
Depreciation & amortization expense	1,687	836	36	2,559
General & administrative expense	1,278	394	1,876	3,548

Operating income (loss)	1,087	(486)	(1,912)	(1,311)
Other expense	—	—	910	910

Income (loss) before tax	1,087	(486)	(2,822)	(2,221)
Income tax provision	—	—	322	322

Net income (loss)	$1,087	$(486)	$(3,144)	$(2,543)

Three Months Ended September 30,
2002

Revenue	$20,386	$1,578	$—	$21,964
Operating expense	16,410	983	—	17,393
Depreciation & amortization expense	1,107	827	144	2,078
General & administrative expense	1,269	150	2,234	3,653

Operating income (loss)	1,600	(382)	(2,378)	(1,160)
Other expense	—	—	872	872

Income (loss) before tax	1,600	(382)	(3,250)	(2,032)
Income tax benefit	—	—	(435)	(435)

Net income (loss)	$1,600	$(382)	$(2,815)	$(1,597)

	Cinema/Live	Rental/
Nine Months Ended September 30, 2003	Theater	Real Estate	Corporate	Consolidated

Revenue	$63,082	$5,829	$—	$68,911
Operating expense	50,460	3,701	—	54,161
Depreciation & amortization expense	4,950	2,432	134	7,516
General & administrative expense	3,483	763	5,611	9,857

Operating income (loss)	4,189	(1,067)	(5,745)	(2,623)
Other income	—	—	(160)	(160)

Income (loss) before tax	4,189	(1,067)	(5,585)	(2,463)
Income tax provision	—		607	607

Net income (loss)	$4,189	$(1,067)	$(6,192)	$(3,070)

Nine Months Ended September 30, 2002

Revenue	$58,748	$4,611	$86	$63,445
Operating expense	47,585	2,770	—	50,355
Depreciation & amortization expense	3,215	2,048	260	5,523
General & administrative expense	4,163	303	6,214	10,680

Operating income (loss)	3,785	(510)	(6,388)	(3,113)
Other expense	—	—	1,155	1,155

Income (loss) before tax	3,785	(510)	(7,543)	(4,268)
Income tax benefit	—	—	(372)	(372)

Net income (loss)	$3,785	$(510)	$(7,171)	$(3,896)

Note 4 - Foreign Currency and Derivative Instruments

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

          Presented in the table below are the currency exchange rates for Australia and New Zealand as of September 30, 2003 and December 31, 2002.

	U.S. Dollar

	September 30,	December 31,
	2003	2002

Australian Dollar	$0.6769	$0.5625
New Zealand Dollar	$0.5940	$0.5239

Note 5 – Earnings (Loss) Per Share

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

Stock Options

	September 30, 2003			September 30, 2002

		Weighted			Weighted
		Average			Average
		Exercise			Exercise
Common Stock	Outstanding	Price	Exercisable	Outstanding	Price	Exercisable

Class A Nonvoting	1,498,200	$4.14	934,988	1,418,050	$4.14	944,638
Class B Voting	185,100	$9.90	185,100	881,180	$6.08	881,180

          For the three and nine months ended September 30, 2003 and 2002, respectively, the Company recorded net losses. As such, the incremental shares of 296,708 and 27,087 in 2003 and 2002, respectively from stock options to purchase shares of common stock, were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

          During the third quarter of 2003, a total of 696,080 options to acquire Class B Voting shares were exercised and 9,650 options to acquire Class A Nonvoting shares were cancelled.

Note 6 – Comprehensive Income

          US GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income. The following table sets forth the Company’s comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(2,543)	$(1,597)	$(3,070)	$(3,896)
Foreign currency translation	515	(2,547)	12,321	4,631
Unrealized (loss) gain on AFS	38	(52)	(214)	(218)

	$(1,990)	$(4,196)	$9,037	$517

Note 7 – Rental Property and Property and Equipment

          As of September 30, 2003 and December 31, 2002, Reading had investments in rental property and property and equipment as follows (dollars in thousands):

	September 30,	December 31,
	2003	2002

Rental property
Land	$2,951	$2,951
Building and improvements	7,515	7,515

	10,466	10,466
Less accumulated depreciation	(2,419)	(2,028)

Rental property, net	$8,047	$8,438

Property and equipment
Land	$25,238	$22,838
Building	52,566	45,926
Leasehold interest	6,940	5,173
Construction-in-progress	5,629	3,817
Fixtures and equipment	36,265	31,245

	126,638	108,999
Less accumulated depreciation	(14,857)	(7,518)

Property and equipment, net	$111,781	$101,481

Note 8 – Goodwill and Intangible Assets

          As of January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Reading does not amortize goodwill and instead, performs annual impairment reviews of its goodwill and other intangible assets. As of September 30, 2003 and December 31, 2002, Reading had goodwill of $5,064,000 and $5,021,000 net of related accumulated amortization of $360,000 and $326,000, respectively, consisting of the following (dollars in thousands):

	September 30,	December 31,
	2003	2002

Segments
Cinema/live theater	$4,816	$4,816
Rental/real estate	248	205

Total	$5,064	$5,021

     Reading has intangible assets other than goodwill which are subject to amortization and are being amortized over various periods. The Company amortizes its beneficial lease over 20 years and its option fees and acquisition costs over 10 years. For the three and nine months ended September 30, 2003, the amortization expense totaled $342,000 and $1,010,000, respectively.

          Intangible assets subject to amortization consist of the following (dollars in thousands):

	September 30,	December 31,
	2003	2002

Intangible assets
Beneficial lease	$10,464	$10,459
Option fee	5,000	5,000
Acquisition costs	943	943

	16,407	16,402
Less: Accumulated amortization	(2,958)	(2,021)

Total, net	$13,449	$14,381

Note 9 – Income Tax

          The income tax provision for the three and nine months ended September 30, 2003 was comprised of the following amounts (dollars in thousands):

	September 30, 2003

	Three Months	Nine Months
	Ended	Ended

Federal tax refund	$—	$(365)
Foreign income tax provision	69	193
Foreign withholding provision	225	608
Other tax provisions	28	171

Net tax provision	$322	$607

Note 10 – Minority Interest

          Minority interest is comprised of the following enterprises:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) by a subsidiary of National Auto Credit, Inc.;

•	33% minority interest in the Elsternwick Joint Venture by Champion Pictures Pty Ltd.;

•	25% minority interest in Australian Country Cinemas by Panorama Cinemas for the 21st Century Pty Ltd.; and

•	20% minority interest in Big 4 Farming LLC by Cecelia Packing Corporation.

          The components of minority interest are as follows (dollars in thousands):

	September 30,	December 31,
	2003	2002

AFC LLC	$4,000	$4,337
Elsternwick Unincorporated Joint Venture	472	393
Australian Country Cinemas	236	199
Big 4 Farming LLC	5	8

Minority interest in consolidated affiliates	$4,713	$4,937

	For the Nine Months Ended
	September 30,

	2003	2002

AFC LLC	$303	$220
Elsternwick Unincorporated Joint Venture	—	—
Australian Country Cinemas	(125)	43
Big 4 Farming LLC	—	(27)

Minority interest expense	$178	$236

Note 11 - Recent Accounting Pronouncements

          In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. In October 2003, the FASB decided to defer the effective date of certain elements of SFAS No. 150 as it pertains to noncontrolling interests. The statement establishes standards of measurement and classification of certain financial instruments with characteristics of both liabilities and equity. Except as specifically excluded, the statement is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 is not expected to have a material impact on the Company’s consolidated financial statements.

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. It is effective for contracts entered into or modified after September 30, 2003. As previously disclosed in Note 4, Reading has no derivative instruments and does not engage in any hedging activities with respect to foreign currency issues.

          In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN 46 sets forth the criteria used to determine whether an investment in a variable interest entity (“VIE”) as defined by the Interpretation should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 was immediately applicable to VIE’s created after January 31, 2003 and requires the consolidation of VIE’s created before February 1, 2003 for reporting periods beginning after December 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have, but believes that the application of FIN 46 will not have a material adverse impact on its consolidated financial statements.

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

Note 12 – Other Expense (Income)

          Other income is comprised of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

One-time gain on settlement of litigation (a)	$—	$—	$(2,259)	$—
Equity in earnings of cinema joint ventures	57	(71)	(263)	(165)
Loss (Gain) on disposal of assets, net	59	—	(385)	—
Earnings from agricultural activities	—	(28)	—	(1,047)
Other expense (income)	(6)	(2)	146	27

	$110	$(101)	$(2,761)	$(1,185)

          (a) A description of the $2,259,000 gain on settlement of litigation follows in Note 13.

Note 13 – Gain on Settlement of Litigation and Acquisition of Joint Venture at Bargain Price

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

          Pursuant to that settlement:

•	Reading acquired from Village and GU at their undepreciated historic cost of $2,178,000 (AUS$3,244,000), an undivided 1/3rd interest in the unincorporated joint venture that owns and operates the 16-screen multiplex cinema that was the subject matter of the AMP litigation.

•	Reading received from Village and GU an option, exercisable at any time prior to December 16, 2003, to sell its interest back to Village and GU for $4,960,000 (AUS$7,388,000) (the “Put Price”).

•	Reading received from Village an option to purchase, at cost, an undivided 1/3rd interest in an unincorporated joint venture to be formed to develop a new multiplex cinema, or, in the event that GU determines not to participate in that joint venture, the option to purchase an undivided 1/2 interest in that unincorporated joint venture.

•	Roadshow has agreed, generally speaking, to provide Reading access to film product on the same basis as major exhibitors such as Village, GU and Hoyts Cinemas Corporation.

•	Reading has been reimbursed attorneys fees in the amount of approximately $518,000 (AUS$800,000), which were recorded as a reduction to legal fees in the Company’s general and administrative expenses.

          Reading’s purchase of its 1/3rd interest in the 16-screen multiplex cinema, at Village and GU’s undepreciated historic cost of $2,178,000 (AUS$3,244,000), resulted in a one-time gain of $2,259,000, net of applicable expenses. The gain was based on a fair market value for that joint venture interest of $4,960,000 (AUS$7,388,000), as reflected by the “Put Price.” In addition, the Company received approximately $287,000 (AUS$430,000) in profit distribution covering the period from December 18, 2002 (the agreed effective date of the parties’ settlement) to May 15, 2003 (the date on which the settlement was completed). As permitted by SFAS No. 141, Business Combinations, the proceeds were prorated and approximately $60,000 was recognized as income. The remainder was recorded as an adjustment to the joint venture purchase price.

Note 14 – Loan Agreement

          During the second quarter of 2003, the Company renewed a loan agreement that extended its existing AUS$30,000,000 loan facility in Australia. The amended and restated loan agreement provides for a fixed interest rate of 5.77% on a portion of the total loan facility. The remainder of the loan facility provides for interest at the variable Bank Bill Swap Reference Rate (“BBSY Bid”) plus a 1.25% margin, payable quarterly. The loan agreement is in effect until December 2007 and requires principal repayments of $250,000 quarterly, commencing July 2003.

Note 15– Subsequent Events

          On October 22, 2003, the Company sold its leasehold interest and option to purchase right in the Sutton Property to a third party buyer. The Company will not recognize a gain or loss from this transaction for book purposes. The negotiated sales proceeds, $13,000,000 in the form of a note receivable, are pledged, as discussed below, to Sutton Hill Capital LLC (“SHC”) to secure the Company’s obligation under its Standby Credit Agreement. The sale of this property and the modification of the various agreements between the Company and SHC effectively adjust the exercise price of the Company’s option to purchase the remainder of the assets that it currently leases from SHC to reflect the removal of the Sutton Property from the option to purchase. The background and anticipated cash flow results of that transaction are discussed in detail below.

          On July 29, 2000, the Company entered into a group of transactions with SHC, a company beneficially owned in equal parts by Messrs. James J. Cotter (the Company’s Chairman, Chief Executive Officer and controlling shareholder) and Michael Forman (the second largest holder of the Reading International Class B Voting Common Stock). In that transaction, the Company leased four cinema properties in Manhattan, pursuant to a ten year operating master lease (as amended from time to time, the “Master Lease”) with option to purchase (as amended from time to time, the “Option to Purchase”). The Option to Purchase could not be exercised until July 2010, and then, only on an all or none basis: the Company had the option only to acquire either all or none of the four cinema properties, and was not permitted to cherry pick as between the properties. Two of the properties, the Murray Hill Cinema Property and the Sutton Property (as such term is defined below), were fee interests. The other two were long term leasehold estates. The Company paid $5,000,000 for the Option to Purchase, 100% of which is applicable against the option exercise price of $48,000,000, should the Company elect to exercise its Option to Purchase. Incident to entering into the Master Lease and the Option to Purchase, the Company also entered into a standby credit agreement (the “Standby Credit Agreement”) and certain related security documents obligating the Company to lend to SHC after July 29, 2007 the amount of $28,000,000. Due to the fact that the Master Lease is an operating lease, no asset or liability was established on the Company’s balance sheet with respect to this transaction.

          On January 29, 2002, the Company released its interest in the Murray Hill Property in consideration of an $825,000 reduction in rent under the Master Lease, a $ 10,000,000 reduction in the exercise price under the Option to Purchase (from $48,000,000 to $38,000,000), and a $10,000,000 reduction in its obligation to make loans under the Standby Credit Agreement (from $28,000,000 to $18,000,000). Simultaneously with this release, SHC and the owner of the underlying fee interest in that property transferred their collective interests in the Murray Hill Property to an unrelated third party for $10,000,000. The Company also received an option to invest in the purchaser of the property or, in the event that it determined not to exercise that option, to receive an in lieu fee of $500,000 from the purchaser. On June 16, 2003, the Company determined not to exercise its option, and shortly thereafter received the $500,000 in lieu fee from the purchaser.

          On October 22, 2003, the Company sold for $13,000,000 its sub-tenancy interest in the Sutton Cinema and in a contiguous restaurant property located in Manhattan (collectively, the “Sutton Property”) and its option, exercisable in 2010, to purchase the fee interest in the Sutton Property. The purchaser is a newly formed limited liability company formed for the purpose of acquiring the Sutton Property (“Purchaser”). In the same transaction, the Purchaser also acquired the landlord’s and sub-landlord’s interests in the Sutton Property for $5,000,000. The proceeds of the sale were allocated $5,000,000 in cash to the landlord and sub-landlord and $13,000,000 to the Company in the form of a two-year purchase money promissory note, bearing interest for the first year at 3.85% and increasing for the second year to 8.25%. (the “Purchase Money Note”) and secured by a first mortgage on the Sutton Property, an assignment of the restaurant lease and certain other security arrangements (collectively, the “Purchase Money Mortgage”).

          The Company has reserved the right to acquire up to a 25% interest in the Purchaser for a pro-rata capital contribution (the “Reinvestment Option”). In the event that the Company elects not to exercise its Reinvestment Option, it will receive an in lieu payment of $650,000 (the “In Lieu Fee”). The Reinvestment Option is of limited duration, and if exercised will likely be exercised within the next twelve to twenty-four months. The Company has not yet made any determination as to whether it will exercise its Reinvestment Option or, in the alternative, draw-down the In Lieu Fee.

          The Company has reserved the right to continue to operate the cinema at the Sutton Property until such time as the Purchase Money Note has been paid in full. The Purchaser has reserved the right to pre-pay the Purchase Money Note without penalty.

          Since the Purchaser desired to acquire, subject to the restaurant lease, the entire fee simple and possessory interest in the Sutton Property, and since the Company did not have the right to acquire prior to 2010 the estates underlying its sub-tenancy interest in the Sutton Property or to otherwise compel SHC and/or the owner of the fee interest in the land component of the Sutton Property (the “Fee Owner”) to sell their respective interests in the Sutton Property, it was necessary to negotiate a transaction satisfactory not only to the Company and the Purchaser, but to SHC and the Fee Owner as well. In light of the beneficial ownership interest of Messrs. Cotter and Forman in SHC and of Mr. Forman in The Fee Owner, management consulted with the Company’s Audit and Conflicts Committee regarding the terms and structure of the transaction and the ultimate transaction with SHC and the Fee Owner was reviewed and approved by the Company’s Audit and Conflicts Committee. The Company’s Audit and Conflicts Committee is comprised entirely of independent members of the Board of Directors.

          In the view of management and the Company’s Audit and Conflicts Committee, the transaction was in the best interests of the Company since, among other things, the value of the asset as real estate significantly outweighed its value as an operating cinema and since a sale at this time was attractive given that it is anticipated (i) to enhance the Company’s cash flow by approximately $632,000 in the first year, excluding one time expenditures of approximately $400,000 for transaction costs and New York transfer taxes incident to the sale, and by approximately $1,200,000 per year thereafter through the end of the Master Lease in July 2010, and (ii) to provide a source of funding for the Company’s obligations under the Standby Credit Agreement, which will avoid the need for the Company to look to other sources of liquidity to satisfy such obligation.

     In connection with the sale of the collective interests of the Company, SHC and The Fee Owner in the Sutton Property, certain pre-existing agreements between the parties were modified. These modifications are summarized below; provided, however, that this summary description is qualified by reference to the definitive agreements attached as Exhibits 10.49, 10.50 and 10.51 to the September Report.

1.	Master Lease and Option to Purchase: The Master Lease and the Option to Purchase between the Company and SHC were modified (i) to sever the Sutton Property, (ii) to reduce the rent payable under the Master Lease by approximately $436,000 per year, reflecting the receipt by SHC and The Fee Owner of $5,000,000 of the proceeds of the sale of the Sutton Property, and (iii) to reduce the exercise price of the Option to Purchase from $38,000,000 to $33,000,000 (or from $33,000,000 to $28,000,000, after taking into account the $5,000,000 option fee originally paid for the Option to Purchase in 2000, and which is fully applicable against the exercise price), again reflecting the receipt by SHC and The Fee Owner of $5,000,000 of the proceeds of the sale of the Sutton Property.

2.	Standby Credit Agreement: The Standby Credit Agreement between the Company and SHC was modified (i) to reduce the principal amount of the obligation from $18,000,000 to $13,000,000 (reflecting the receipt by SHC and The Fee Owner of $5,000,000 of the proceeds of the sale of the Sutton Property) and to conform the initial draw-down date to the date on which the Purchase Money Note is due and payable (whether due to the natural maturity of the note, or due to any acceleration or pre-payment of the note). It is the intention of the parties that proceeds of the Purchase Money Note will be used to fund the Company’s obligations under the Standby Credit Agreement and accordingly, the Purchase Money Note and Purchase Money Mortgage have been assigned to SHC to secure the Company’s obligations to SHC under the Standby Credit Agreement. The Company has, however, reserved the right to use up to $5,000,000 of the proceeds of the Purchase Money Note to fund the exercise of its Reinvestment Option. To the extent that cash proceeds are used for this purpose, (i) the Company’s interest in the Purchaser will be treated as non-cash proceeds and SHC’s security interest will continue in such interest and (ii) SHC’s right to draw-down the amount of such cash proceeds under the Standby Credit Agreement the amount of the cash proceeds will be deferred until July 2007. Finally, in order to reflect the fact that, under the original Master Lease and Option to Purchase, the Company’s right to purchase the Sutton Property could only be exercised as a part of a simultaneous purchase of the Village East Theater and the Cinemas 1, 2 & 3, the Standby Credit Agreement has been modified to provide that the principal amount of any loan made to SHC under the Standby Credit Agreement will be forgiven, if the Company ultimately elects not to exercise its right under the Option to Purchase to acquire in 2010 the Village East Theater and the Cinemas 1, 2 & 3. In other words, in the event that the Company ultimately exercises its Option to Purchase the remaining Village East Theater and Cinemas 1, 2 & 3 properties, it will get full credit for the $13,000,000 lent to SHC under the Standby Credit Agreement. In the event that the Company ultimately determines not to exercise its Option to Purchase such remaining properties, then the $13,000,000 loan will be forgiven, reflecting the original understanding of the parties that the Company would only be permitted to enjoy the benefits of any appreciation in the Sutton Property if it also acquired the Village East Theater and the Cinemas 1, 2 & 3.

3.	The Company has entered into additional guarantee and security agreements with SHC to secure performance of its obligations under the Standby Credit Agreement, reflecting the release of the Sutton Property and the granting of security interests in the consideration received by the Company from the sale of the Sutton Property, including the Purchase Money Note, the Purchase Money Mortgage and, to the extent that proceeds from the Purchase Money Note are used to fund the exercise of the

Reinvestment Option, the Company’s resultant interest in the Purchaser. The Company and SHC have agreed, generally speaking, to share, on a 50/50 basis, the transaction costs related to the negotiation and documentation of the purchase and sale transaction with the Purchaser. The parties each bore their own expenses with respect to the negotiation and documentation of the various agreements between them.

          It is anticipated that although the transaction will result in taxable income to the Company, this taxable income will be offset (except for alternative minimum tax) by the Company’s deferred tax benefits. It is also anticipated that as a consequence of various structural attributes of the transaction, such as the fact that the proceeds from the sale will be used to fund the Company’s obligation under the Standby Loan Agreement and the fact that such loan will be forgiven in the event that the Company should determine in 2010 not to exercise its Option to Purchase the Village East Theater and the Cinemas 1, 2 & 3, that under US GAAP, the transaction will not result in income or loss to the Company or any increase or decrease in shareholders equity until such time, if ever, as the Option to Purchase is exercised or expires unexercised.

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

          We plan to continue to identify, develop and acquire cinema and live theater properties, focusing primarily on those opportunities where we can acquire either the fee interest underlying the operating assets, or long term leases, which we believe provide flexibility with respect to the usage of such leasehold assets. In the near term, we are focusing principally on the operation of our existing cinema and live theater assets and in the development of five parcels of undeveloped real estate in Melbourne, Brisbane, and Sydney in Australia, and in Wellington in New Zealand while taking advantage of those opportunities that may present themselves to strategically expand our existing cinema circuits. During the second quarter of 2003, we closed the acquisition of a 1/3rd undivided interest in an existing 16-screen cinema in suburban Brisbane, Australia as fully described in Note 13 to the condensed consolidated financial statements. During the third quarter of 2003, we opened a 6-screen cinema in Christchurch, New Zealand (owned in an unincorporated joint venture with our partner in the Berkeley Cinemas chain in New Zealand. We have also been retained to manage a new art cinema in Plano, Texas which will be operated under our Angelika name beginning in the second quarter of 2004. Further, we have entered into an agreement to develop and lease an 8-screen cinema with our partners in the Berkeley Cinemas chain in Botany Downs, Auckland, scheduled to open in late 2004.

          We continue to work toward the disposal of our interests in Puerto Rico and our interests in assets not core to our cinema, live theater and real estate businesses. To this end, we achieved the following since the end of 2002:

          1. Sutton Cinema Property

          As fully described in Note 15 to the condensed consolidated financial statements, and in the documents filed as Exhibits 10.49, 10.50 and 10.51 to the September Report, on October 22, 2003 we finalized the sale of our leasehold interest in the Sutton Property located in Manhattan.

          We sold out interest in our Sutton Property to a recently formed third-party limited liability company (the “Purchaser). The Sutton Property was held by Reading under a master operating lease (as amended from time to time, the “Operating Lease”) with an option to purchase (as amended from time to time, the “Option to Purchase”), along with two other Manhattan properties. The description set forth below is summary in nature and, in the case of those agreements that have been filed as Exhibits 10.49, 10.50 and 10.51 to the September Report, is qualified by reference to the definitive terms of those agreements. The decision was made to sell this property based on management’s determination that the property was worth significantly more as real estate than as an operating cinema and that a sale at this time was attractive given the anticipated benefits to our cash flow and the availability of the proceeds of such sale to, in essence, decrease our liability under its Standby Credit Agreement with Sutton Hill Capital LLC (“SHC”). We will not recognize a gain for book purposes from the transaction; however, since we previously held the Sutton Property pursuant to an operating lease with option to purchase, we expect the net economic effect of the sale to reduce our net expense by approximately $632,000 in the first year, excluding one time expenditures of approximately $400,000 for transaction costs and New York transfer taxes incident to the sale. We expect to realize net savings of approximately $1,200,000 each year thereafter through July 2010.

          We also received, in connection with the sale transaction, an option to acquire up to a 25% interest in the Purchaser for a proportionate contribution to capital of the Purchaser (the “Reinvestment Option”), or to receive in lieu of such exercise a fee in the amount of $650,000 (the “In Lieu Fee”). As a practical matter, we will likely make our determination whether to exercise the Reinvestment Option or to instead take the In Lieu Fee, within the next 12 to 24 months.

          This earnings enhancement is net of the loss of income historically produced by the property, based upon book income for 2002. If we elect to exercise our Option to Purchase (exercisable in July 2010), we will at such time recognize a gain for book purposes of $13,000,000, less transaction related costs and expenses, as a result of the sale transaction. For income tax purposes, we will be deemed to have received approximately $13,650,000, again, less transaction related costs and expenses.

          The sale transaction is not without risks, as we have accepted, in consideration of the transfer to the Purchaser of our sub-leasehold interests in and Option to Purchase the Sutton Property, a $13,000,000 two-year purchase money promissory note (the “Purchase Money Note”) secured principally by a first mortgage on the Sutton Property and certain other security arrangements (the “Purchase Money Mortgage”). The total purchase price paid for the Sutton Property by the Purchaser was $18,000,000, of which $5,000,000 (paid in cash) was paid to the our landlord and to the owner of the fee interest underlying the Sutton Property. Accordingly, there is always a risk of default on the note, in which case we would have to enforce our interests against the Sutton Property. However, in light of the quality and experience of the persons who own and operate the Purchaser, the amount of the cash portion of the purchase price, and the limited duration of the Purchase Money Note we are of the view that default is unlikely.

          As mentioned earlier, the Sutton Property was held by us along with two other Manhattan cinema properties under the Operating Lease. We originally entered into the Operating Lease in July 2000. In connection with that transaction, we also entered into a standby credit agreement and certain ancillary agreements (as amended from time to time, collectively referred to herein as the “Standby Credit Agreement”) with our landlord under the Operating Lease. Under the Standby Credit Agreement as it existed immediately prior to the sale of the Sutton Property, we had an obligation to lend $18,000,000 to our landlord in July 2007. Since the Purchaser was only interested in acquiring the Sutton Property if it could purchase the entire fee and possessory interests in the Sutton Property, and since we had no right to compel the landlord to sell its interest in the Sutton Property until our right to acquire the property matured in July 2010 under the Option to Purchase, it was necessary to negotiate terms that were suitable not only to us, but to our landlord, the fee owner of the Sutton Property and the Purchaser. At the closing, the Operating Lease, the Option to Purchase and the Standby Credit Agreement were amended (i) to sever the lease of the Sutton Property from the Operating Lease, (ii) to reduce our rent under the Operating Lease by $436,000, (iii) to reduce the exercise price of the Option to Purchase by $5,000,000 (from $33,000,000 to $28,000,000, after taking into account the application of the $5,000,000 option fee previously paid in connection with the granting of the Option to Purchase), (iv) to reduce the amount of our obligation under the Standby Credit Agreement by $5,000,000 from $18,000,000 to $13,000,000 and (v) to conform the initial draw-down date under the Standby Credit Agreement to the date on which the principal amount of the Purchase Money Note becomes due and payable (whether at the initial maturity date of the Purchase Money Note or earlier upon prepayment or acceleration due to default). Since, the

Option to Purchase, as it existed prior to the sale of the Sutton Property, only permitted us to acquire the Sutton Property as a part of an overall acquisition of the other two properties subject to the Operating Lease and the Option to Purchase and then not until July 2010, we also agreed with our landlord that we would forgive the $13,000,000 advanced under the Standby Credit Agreement in the event that we ultimately elected not to exercise our Option to Purchase the remaining two properties and, in order to secure our obligation to make the loan contemplated by the Standby Credit Agreement, we have assigned for security purposes our interest in the Purchase Money Note and Purchase Money Mortgage.

          Since our landlord in the Sutton Property is 100% beneficially owned by Mr. James J. Cotter (the Chairman, Chief Executive Officer and controlling shareholder of the Company) and by Mr. Michael Forman (the second largest holder of the Company’s Class B Voting Common Stock), the transactions between ourselves, our landlord in the Sutton Property and its affiliates were reviewed and approved by our Audit and Conflicts Committee, comprised entirely of independent directors.

          2. Disposition of Non-Core Assets

          In May 2003, we sold for $525,000 plus an ongoing coal royalty right, our interest in certain anthracite coal deposits in Pennsylvania. The Company’s title to these coal rights is disputed by the local municipality and the purchaser has agreed to assume the defense of those claims. In the event it is determined that the municipality and not Reading is the owner of these coal deposits, then our obligation is limited to the return of the $525,000 together with interest at 1.25% (the 30-day LIBOR rate as of the date of closing of the Settlement Agreement). Accordingly, we recorded the receipt of $525,000 as a deferred gain and will not recognize the gain until such time as the title dispute is resolved. We have not assigned any value to the royalty right. The litigation previously brought by the purchaser to compel our sale of that property to them on a warranty deed basis was settled incident to this sale transaction.

          3. Reduction of General and Administrative Expense

          Since completion of our consolidation at the end of 2001, we have been focused on eliminating redundant general and administrative costs, and taking advantages of the economies that can be achieved with increased size and centralized financial administration. During fiscal 2002, we reduced the overall general and administrative expenses of the three companies that participated in the consolidation by approximately $1,600,000. During the first quarter of 2003, as part of our ongoing effort to reduce general and administrative expense and our commitment to sell our Puerto Rico circuit, we consolidated our Puerto Rican administrative support functions into our corporate office in Los Angeles, California. This consolidation has allowed us to reduce our annual general and administrative expenses by approximately $170,000 per year. In October 2003, we entered into an agreement with Marsh & McLellan Companies to restructure our insurance on a world wide basis. We anticipate that, when completed, this restructuring will reduce our annual insurance expense by approximately $500,000 over the first year and that such cost savings will be replicated in following periods, subject to increases generally in the cost of insurance for companies doing business in the United States, Australia, New Zealand and Puerto Rico.

          4. Disposition of Puerto Rico Assets

          We are continuing our efforts to dispose of our assets in Puerto Rico. To date, we have had conversations with a number of interested properties, but have been unable to negotiate a transaction which, in the view of management, makes sense for us and our shareholders. Accordingly, we continue to operate these assets, and although they are assets held for sale, we have, since the beginning of 2003 begun to record for book purposes depreciation expense with respect to these assets. While we are in continuing negotiations with an interested party, no assurances can be given that any agreement will be reached.

Results of Operations

          At September 30, 2003, we operated 33 cinemas with 225 screens and four live theaters comprising seven stages. Unconsolidated joint ventures in which we have interests, operated an additional four cinemas with 21 screens. Along with the three ETRC’s that we developed in Australia and New Zealand, we have fee interests in five developed commercial properties in the United States, and hold for development an additional five parcels (aggregating approximately 60 acres) in urbanized areas of Australia and New Zealand.

          The tables below summarize the results of operations for each of our principal business segments for the three and nine months ended September 30, 2003 (“2003 Quarter” and “2003 Nine Months”, respectively) and three and nine months ended September 30, 2002 (“2002 Quarter” and “2002 Nine Months”, respectively). Operating expenses include costs associated with the day-to-day management of the theaters and rental properties.

	Cinema/Live	Rental/
	Theater	Real Estate	Corporate	Consolidated

2003 Quarter
Revenue	$21,646	$2,010	$—	$23,656
Operating expense	17,594	1,266	—	18,860
Depreciation & amortization expense	1,687	836	36	2,559
General & administrative expense	1,278	394	1,876	3,548

Operating income (loss)	1,087	(486)	(1,912)	(1,311)
Other expense	—	—	910	910

Income (loss) before tax	1,087	(486)	(2,822)	(2,221)
Income tax provision	—	—	322	322

Net income (loss)	$1,087	$(486)	$(3,144)	$(2,543)

2002 Quarter
Revenue	$20,386	$1,578	$—	$21,964
Operating expense	16,410	983	—	17,393
Depreciation & amortization expense	1,107	827	144	2,078
General & administrative expense	1,269	150	2,234	3,653

Operating income (loss)	1,600	(382)	(2,378)	(1,160)
Other expense	—	—	872	872

Income (loss) before tax	1,600	(382)	(3,250)	(2,032)
Income tax benefit	—	—	(435)	(435)

Net income (loss)	$1,600	$(382)	$(2,815)	$(1,597)

	Cinema/Live	Rental/
	Theater	Real Estate	Corporate	Consolidated

2003 Nine Months
Revenue	$63,082	$5,829	$—	$68,911
Operating expense	50,460	3,701	—	54,161
Depreciation & amortization expense	4,950	2,432	134	7,516
General & administrative expense	3,483	763	5,611	9,857

Operating income (loss)	4,189	(1,067)	(5,745)	(2,623)
Other income	—	—	(160)	(160)

Income (loss) before tax	4,189	(1,067)	(5,585)	(2,463)
Income tax provision	—	—	607	607

Net income (loss)	$4,189	$(1,067)	$(6,192)	$(3,070)

2002 Nine Months
Revenue	$58,748	$4,611	$86	$63,445
Operating expense	47,585	2,770	—	50,355
Depreciation & amortization expense	3,215	2,048	260	5,523
General & administrative expense	4,163	303	6,214	10,680

Operating income (loss)	3,785	(510)	(6,388)	(3,113)
Other expense	—	—	1,155	1,155

Income (loss) before tax	3,785	(510)	(7,543)	(4,268)
Income tax benefit	—	—	(372)	(372)

Net income (loss)	$3,785	$(510)	$(7,171)	$(3,896)

Cinema / Live Theater

•	Net income for the cinema and live theater segment for the three months ended September 30, 2003 decreased $513,000 when compared to the same period in 2002. This is primarily due to an increase in depreciation of $580,000 as fully described below.

•	Net income for the cinema and live theater segment for the nine months ended September 30, 2003 increased $404,000. The fluctuation was primarily because in 2003, we operated our Courtenay Central 10-plex for the full nine month period ended September 30, 2003. In 2002, we began operations in late March. This increase was partially offset by the effects of the closure of under-performing cinemas in Manhattan, Minneapolis and Puerto Rico representing 10 screens.

•	Revenue increased by approximately $1,260,000 or 6% in the 2003 Quarter and $4,334,000 or 7% in the 2003 Nine Months when compared to the same period in 2002. Both our per-screen and total cinema attendance increased in 2003 despite the fact that we operated fewer screens in 2003 when compared to 2002 due to the closure of cinemas in Manhattan, Minneapolis and Puerto Rico.

•	Operating expense increased by approximately $1,184,000 or 7% in the 2003 Quarter and $2,875,000 or 6% in the 2003 Nine Months when compared to the same periods in 2002. The increase was primarily a result of the variable costs such as film rental and payroll expenses that fluctuate in direct relation to the increases in revenue.

•	Depreciation expense increased by approximately $580,000 or 52% in the 2003 Quarter and $1,735,000 or 54% in the 2003 Nine Months when compared to the same periods in 2002 due to:

1.	the change in Australia’s depreciable lives to conform to that of the U.S.;

2.	nine full months of depreciation taken on the Wellington ETRC;

3.	depreciation taken on the Puerto Rican cinema circuit. The Puerto Rican circuit – notwithstanding our intention to sell it – is no longer qualified under generally accepted accounting principals to be treated as an “asset held for sale;” and

4.	increased domestic depreciation expense stemming from various renovation/remodeling projects undertaken at certain of our US cinemas.

•	General and administrative expense was essentially flat in the 2003 Quarter; however, general and administrative expenses decreased $680,000 or 16% in the 2003 Nine Months when compared to the same periods in 2002. Beneficial lease payments made to SHC under the City Cinemas Operating Lease of approximately $2,152,000 during the first nine months of 2003 and approximately $2,452,000 in 2002, respectively, are recorded as general and administrative expense of the Cinema/Live Theater segment. The decrease in the general and administration expense in the 2003 Nine Months was primarily driven by:

1.	the credit of approximately $518,000 of reimbursed legal fees resulting from the settlement and acquisition of a joint venture (fully described in Note 13 to the condensed consolidated financial statements);

2.	the decrease in the beneficial lease payments made to SHC;

3.	the closure of the administrative office in Puerto Rico; offset by

4.	increased legal fees relating principally to: 1) litigation against certain of our distributors and competitors, alleging violations of antitrust laws in Manhattan; and 2) litigation against one of our joint venture partners in Australia relative to collection on a promissory note related to our former investment in the Whitehorse Shopping Center. Both of these actions are fully described in our 2002 Annual Report and under the caption “Litigation Costs and Expenses” in the September Report.

          Our live theaters’ rental weeks were ahead of the 2002 Quarter – 69 theater weeks rented in the 2003 Quarter compared to 55 theater weeks rented in the 2002 Quarter. The theaters are currently running the following shows:

•	Orpheum:	Stomp (Ongoing)

•	Minetta Lane:	Talking Heads (Closed September 2003; Lypsinka opened October 24, 2003.)

•	Union Square:	Our Lady of 121st Street (Closed July 2003; Portraits opened on September 9, 2003 and closed October 5, 2003. Negotiations are proceeding for a new production.)

•	Royal George:	Main Stage – (negotiations are still proceeding for a new production.)

•	Royal George:	Great Room – Late Nite Catechism (Ongoing)

•	Royal George:	Gallery – B.S. (Ongoing)

•	Royal George:	Cabaret – I Love You You’re Perfect, Now Change (Ongoing)

Rental / Real Estate

          In the three and nine months ended September 30, 2003, our rental generating real estate holdings consisted of:

•	the Courtenay Central ETRC in Wellington, New Zealand;

•	two ETRC’s in Auburn and Perth, Australia;

•	an office building located in Glendale, California; and

•	the ancillary retail and commercial tenants of two of our fee owned U.S. live theater properties and certain of our US cinemas.

          The Wellington ETRC opened in March 2002 and as a result, only six months of operation of this center was included in the 2002 Nine Months results. The rental space in the Wellington Center is now approximately 89% leased (62% excluding the cinema space which is occupied by our own cinema). The ancillary retail space at our Perth and Auburn ETRC’s is now approximately 63% leased.

          We own certain unimproved tracts of land which are currently either in various stages of development or held for sale, namely:

•	an approximately fifty-acre property located in the Burwood area of Melbourne, Australia (currently in the zoning and planning stages for mixed use residential, retail, entertainment and commercial purposes; discussions are ongoing with potential joint venture development partners);

•	an approximately four-acre property located in the Moonee Ponds area of Melbourne, Australia (currently in discussions with a possible joint venture developer for a mixed retail development);

•	an approximately three-acre property located in the Newmarket area of Brisbane, Australia (land use permits have been obtained and we are currently in negotiations with two anchor tenants with respect to the development of an approximately 100,000 square foot mixed retail development);

•	an approximately two-acre property located adjacent to the Auburn ETRC in the Auburn area of Sydney Australia (held for future development);

•	an approximately one acre property located adjacent to the Courtenay Central ETRC in Wellington, New Zealand (currently in negotiations with two anchor tenants with respect to development of an approximately 250,000 square foot retail/entertainment addition to existing Courtenay Central ETRC in downtown Wellington ); and

•	certain domestic railroad-related properties (held for sale).

          Net loss for the 2003 Quarter was comparable to the 2002 Quarter. Net loss increased in the 2003 Nine Months for the real estate segment compared to the same period in 2002, primarily due to depreciation expense attributable to the Courtenay Central ETRC, which opened in March 2002 and the write off of certain legal costs relating to an aborted development project.

Corporate

          The revenue in 2002 is entirely comprised of fees earned for our agricultural activities which we disposed of in July 2002.

          General and administrative expense includes expense that is not directly attributable to other operating segments. The reduction in expense of $358,000 in the 2003 Quarter and $603,000 in the 2003 Nine Months is primarily due to ongoing savings associated with the 2001 consolidation.

          Corporate other expense (income) is comprised of:

•	interest expense/income;

•	gain/loss on sale of assets;

•	equity income (loss); and

•	other miscellaneous income and loss items.

          For the three months ended September 30, 2003 compared to the same period in 2002, other expense increased $38,000 primarily due to losses recorded on the disposal of assets and on the equity in joint ventures, offset by a net decrease in interest expense. For the nine months ended September 30, 2003, other income was $160,000 compared to other expense of $1,155,000 recorded in the same period of 2002. The fluctuation between years was primarily due to the following:

•	the recording in June 2003 of a $2,259,000 one-time gain on the settlement of two lawsuits involving antitrust and trade practice claims against our principal competitors in Australia. The first, between Reading, as plaintiff, and Village Cinemas Australia Pty, Ltd. (“Village”), Birch Carroll & Coyle Ltd. (“BCC”), and AMP Life Limited, as defendants (the “AMP Litigation”), and the second between Reading, as plaintiff, and Roadshow Film Distributors Pty Ltd (“Roadshow”), as defendant (the “Roadshow Litigation”);

•	the recognition of a $500,000 gain on the release of the Murray Hill option in May 2003;

•	a $392,000 increase in interest expense during 2003 on the Wellington ETRC borrowings, which can no longer be capitalized because construction is complete;

•	a $115,000 loss on disposal of assets (mostly from fixed assets written off in conjunction with the closure of a 5-screen cinema in March 2003);

•	a net $110,000 of other miscellaneous items; and

•	the non-recurring nature of the $1,047,000 in loan recovery income relating to our agricultural activities, realized in 2002.

Business Plan, Capital Resources and Liquidity

Business Plan

          Our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. We are currently focusing our acquisitions and development activities primarily in Australia and New Zealand as we believe that there are currently better opportunities in these markets than domestically. We intend to dispose of our interest in Puerto Rico and have already disposed of all of our agricultural interests and assets. We continue to close under-performing cinema assets, or to sell those which have value as real estate significantly in excess of their value as cinemas (for example, the disposition of our Murray Hill and Sutton Cinema assets).

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

Operating Activities

          Cash provided by operations was $2,052,000 in the 2003 Nine Months compared to cash provided by operations of $839,000 in the 2002 Nine Months. The increase in cash provided by operations of $1,213,000 is primarily due to better cash flow from our cinema and theater operations, and to a significant reduction in our prepaid assets in the 2003 Nine Months when compared to the 2002 Nine Months.

Investing Activities

          Cash used in investing activities during the first nine months of 2003 was $2,002,000 compared to $8,471,000 during the same period in 2002. We used $6,469,000 less cash in investing activities in the first nine months of 2003 when compared to the first nine months of 2002. This is primarily due to the use of capital to invest in assets purchased in the 2002 Nine Months primarily to complete the Wellington ETRC. In the 2003 Nine Months, we made capital investments on our Newmarket and Burwood projects and improvements to two of our US cinemas. Also impacting investing activities was our purchase of a 1/3rd interest in a joint venture for approximately $2,032,000, net of related costs, in connection with our settlement of the AMP Litigation and the Roadshow Litigation fully described in Note 13 to the condensed consolidated financial statements. During the first nine months of 2003, we received $903,000 in cash from the disposal of certain assets held for sale (“AFS”) compared to no such proceeds in the same period of 2002. In addition, we received cash in the amount of $283,000 in liquidating dividend distributions from one of our AFS securities. We did not receive any such distributions in the same period of 2002. We received $649,000 in net distributions from our joint ventures compared to $97,000 in the same period of 2002.

Financing Activities

          Cash used in financing activities was $2,234,000 for the first nine months of 2003 compared to $1,522,000 of cash provided by financing activities for the same period in 2002. In the first nine months of 2002, we had net bank borrowing of $1,821,000 in New Zealand, contributing to our cash provided by financing activities in 2002. This primarily related to the completion of our Wellington ETRC project in March 2002. This compares to $955,000 of net capital repayments made in the first nine months of 2003. Also, in the nine month period ended September 30, 2003, we made distributions to our joint venture partners of $1,279,000, compared to $299,000 in the comparable period of 2002.

Summary

          Our cash position at September 30, 2003 was $18,787,000 . We have put into place several measures that are expected to have or have already had a positive effect on our overall liquidity, including:

•	As fully described in Note 15 to the condensed consolidated financial statements, on October 22, 2003 we finalized the sale of our Sutton Property located in Manhattan. Since we previously held the Sutton Property pursuant to an operating lease with option to purchase, we expect the net economic effect of the sale to reduce our net expense by approximately $632,000 in the first year, excluding one time expenditures of approximately $400,000 in transaction costs and New York transfer taxes incident to the sale. We expect to realize net savings of approximately $1,200,000 each year thereafter through July 2010. As a result, our obligation to fund loans to SHC and the Standby Credit Agreement has been reduced to $13,000,000 and the exercise price of our Option to Purchase has been reduced to $33,000,000. It is anticipated that our remaining obligations under the Standby Credit Agreement will be funded in whole or in substantial part, from the proceeds of this sale.

•	In May 2003, in connection with the release of our rights in the Murray Hill option, we received $500,000 which was recorded as a gain to other income.

•	During the first nine months of 2003, we had a gain of approximately $235,000 as a consequence of the disposition of assets held for sale.

•	In January 2003, as part of our ongoing drive to reduce general and administrative expense and not withstanding our commitment to sell our Puerto Rico circuit, we consolidated our Puerto Rican administrative support function into our corporate office in Los Angeles, California. This consolidation will allow us to reduce our annual general and administrative expense by approximately $170,000.

•	During 2002, we recognized cost savings due to the synergies generated by the consolidation of Reading Entertainment Inc., Craig Corporation and Citadel Holding Corporation, which have amounted to approximately $1,000,000 annually, based on the pre-consolidated general and administrative expenses of the three companies.

•	On December 17, 2002, we renegotiated and extended our AUS$30,000,000 loan facility, and signed final loan documents. Our new loan agreement provides for an AUS$15,000,0000 term loan and an AUS$15,000,000 revolving line of credit. The term loan and the revolving line of credit mature and become payable on January 2008 and January 2006, respectively. The loans are secured by our Australian assets. In addition, we began making quarterly repayments of AUS$250,000 starting on July 1, 2003.

•	On December 5, 2002, we made a final payment of $1,000,000 on a term note in the amount of $4,500,000 bearing 8.25% interest to SHC, an entity owned by Michael Forman and James Cotter, originally issued as payment for a 1/6th interest in the Angelika Film Center and certain rights and interests with respect to the City Cinemas cinema chain.

•	On November 29, 2002, we borrowed $2,500,000 pursuant to a loan agreement with a financial institution secured by our interest in the Royal George Theater. The loan is a 5-year term loan that accrues interest at a variable rate, 3.91% as of September 30, 2003, payable monthly in arrears. A significant portion of the proceeds were used to pay off the balance of the loan used to acquire the 1/6th interest in the Angelika Film Center described immediately above.

•	As of July 1, 2002, the Agricultural Partnerships in which we own a 40% interest, reconveyed the Big 4 Ranch to the original owner in consideration of the release from all obligations and liabilities otherwise owed to the original owner. We, therefore, are no longer obligated to fund the Agricultural Partnerships’ activities.

•	Commencing in February 2002, in consideration of the release of our rights in the Murray Hill Cinema under the City Cinemas Operating Lease, we reduced our ongoing annual rental payment obligations under the City Cinemas Operating Lease by $825,000. Also our obligation to fund, beginning in 2007, certain loans to SHC was reduced by $10,000,000 from $28,000,000 to $18,000,000. Likewise, the exercise price of our option to acquire real property assets underlying the City Cinemas Operating Lease was reduced by $10,000,000 from $48,000,000 to $38,000,000.

          Potential uses for funds during 2003 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	the payment of tenant improvement incentives to lessees in Australia and the U.S. amounting to approximately $3,200,000;

•	equity funding for several new developments in Australia and New Zealand amounting to approximately $8,964,000.

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

          At the present time, included among the assets that are securing our AUS$30,000,000 loan facility are our fifty-acre Burwood property, which we believe to have a present value of approximately AUS$27,000,000, our four-acre Moonee Ponds property which we believe to have a present value of approximately AUS$7,500,000 and our three-acre Newmarket property, which we believe to have a present value of approximately AUS$5,500,000. In light of Australian operating losses incurred by us as we have entered into the Australian market, these assets could be liquidated without the payment of any income taxes.

          We are currently in discussions with our banks in Australia with a view of increasing our current AUS$30,000,000 loan facility to AUS$40,000,000, achieving lower financing costs, obtaining capital repayment deferral and releasing the Burwood and Newmarket properties from the securitization pool. We can give no assurance that we will be successful in achieving any or all of these terms.

Litigation Costs and Expenses

          We have over the past several years incurred significant levels of litigation cost and expense. In Australia, these costs and expenses have reflected the initial difficulties we encountered in breaking into the Australian film exhibition industry. Litigation with respect to this aspect of our business aggregated approximately $30,000 and $200,000 in 2002 and 2001, respectively and approximately $325,000 prior to 2001. Fortunately, with the settlement of our anti-trust and trade practices litigation with AMP and Village in the first quarter of this year, and the recoupment of approximately $518,000 in attorneys fees, we are optimistic that such litigation costs will not be recurring in Australia.

          However, we continue to incur significant litigation expense as the result of other antitrust and trade practice litigation in which we are the plaintiff in the United States and Puerto Rico. In the United States we have sued all of the principal distributors of film (other than Warner Bros and Miramax), two of the three principal film exhibitors (Regal and Loews), and certain major shareholders of Regal and Loews seeking injunctive relief and damages incurred as a result of the refusal of these defendant distributors to provide top grossing film product to our Village East Cinema in Manhattan. Our results of operation for the 2003 Nine Months reflect legal expense of approximately $738,000 related to that litigation. In addition, this litigation has resulted in lower admissions at certain of our other domestic cinemas, as Fox and Universal have refused to provide us with film in the United States as a consequence of our actions in bringing this litigation. That litigation is currently in the discovery state, and it is likely that legal expenses related with this case will continue to be significant during the remainder of this year, and through trial.

          In Puerto Rico, we have sued the principal exhibitor of film in that country (representing over 81% of the screens and over 85% of the box office), and one of the largest shopping center landlords in the country. Litigation expense has not been as significant in recent periods, as the court has not yet ruled on a discovery and case management plan for that case.

          While anti-trust litigation is expensive, we believe it is important in order to preserve the competitiveness of our cinemas in these markets, and to recover damages where, in our view, violations of applicable anti-trust and trade practice have damaged our business.

          The final major component of litigation expense for 2003 relates to our action in Australia to collect on a promissory note. That action resulted in counter claims by the debtor, alleging various breaches on our part of a joint venture agreement related to our former investment in the Whitehorse Shopping Center, located in a suburb of Melbourne, Australia. We have to date invested approximately $700,000 prosecuting this case and defending against these counterclaims. The case was anticipated to go to trial during the just completed third quarter, and as a result our numbers for that quarter reflect approximately $260,000 in legal expense related to this case. The trial court judge elected to assign the case to mediation, and following mediation, the case was rescheduled for trial in mid-2004. At the completion of the mediation, the mediator advised us that, in his view, we should prevail in our collection action, and that the counter-claimant’s claims against us should fail. The promissory note provides for the collection of costs of collection (including attorneys fees). While we are optimistic that we will prevail on the merits, the defendants have not made any settlement proposals and we will continue to incur legal expense with respect to this matter through trial, and potentially on appeal. We can not assure you that we will prevail in this matter. Furthermore, even if we are successful on the merits, no assurances can be given that the defendants will have assets sufficient to cover any resultant judgment in our favor.

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

Forward-Looking Statements

          This quarterly report contains “forward-looking statements,” as defined under the Private Securities Litigation Reform Act of 1995, regarding, among other items:

•	cash flow available to be applied to debt reduction or servicing and the availability of additional financing;

•	our business strategy;

•	the impacts of recent accounting changes;

•	anticipated trends in our business;

•	our liquidity requirements and capital resources;

•	anticipated proceeds from sales of assets;

•	our ability to meet our cost reduction goals;

•	the effects of inflation on our operations;

•	earnings and sales growth; and

•	certain litigation matters.

          These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

•	loss of market share or decline in margins through aggressive competition in the exhibition market;

•	ability to obtain first-run films for our cinemas;

•	quality and quantity of film releases;

•	demand for retail space;

•	fluctuations in foreign exchange rates and interest rates;

•	global economic and political conditions;

•	unanticipated reductions in cash flow and difficulty in sales of assets;

•	the finalization of new credit lines;

•	other factors that cannot be identified at this time; and

•	the inherent uncertainty that always surrounds any litigation issue.

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

          At September 30, 2003, approximately 50% and 17% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including AUS$8,641,000 and NZ$3,987,000, respectively in cash and cash equivalents. At December 31, 2002, approximately 43% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including AUS$9,135,000 and NZ$2,729,000, respectively in cash and cash equivalents.

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

          Our policy is to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 65% and 33% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars. At the present time, we have no plan to hedge such exposure.

          Commencing in 2002, we also began recognizing unrealized foreign currency translation gains or losses which could materially affect our financial position. For the nine months ended September 30, 2003 and for the year ended December 31, 2002, we have recorded an unrealized foreign currency translation gain of approximately $15,177,000 and $7,786,000, respectively.

          Historically, we maintained most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less. Some of our money market investments may decline in value if interest rates increase. Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

Item 3A – Quantitative and Qualitative Disclosure about Interest Risk

          The majority of our Australian and New Zealand bank loans have variable rates and a change of approximately 1% in short-term interest rate would have resulted in the increase or decrease of approximately $97,000 and $387,000 increase or decrease in our interest expense for the three and nine months ended September 30, 2003, respectively.

          During the second quarter of 2003, we renewed a loan agreement extending our AUS$30,000,000 loan facility in Australia. The amended and restated loan agreement provides for a fixed interest rate on a portion of the total loan facility.

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

PART II – Other Information

Item 1 - Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2 - Change in Securities

          Not applicable.

Item 3 - Defaults upon Senior Securities

          Not applicable.

Item 4 - Submission of Matters to a Vote of Securities Holders

          None

Item 5 - Other Information

          Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

10.49	Omnibus Agreement between Citadel Cinemas, Inc. and Sutton Hill Capital, LLC, dated October 22, 2003, filed herewith.

10.50	Pledge Agreement between Citadel Cinemas, Inc. and Sutton Hill Capital, LLC, dated October 22, 2003, filed herewith.

10.51	Guarantee of Lenders Obligation Under Standby Credit Agreement in favor of Sutton Hill Capital, LLC, dated October 22, 2003, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, filed herewith.

32	Certifications Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

Report on Form 8-K, dated August 7, 2003, under Item 5. Other Events which included the Registrant’s Press Release including financial information disclosure and discussion regarding the Company’s operating results for the three months ended March 31, 2003.

Report on Form 8-K, dated August 14, 2003, under Item 5. Other Events which included the Registrant’s Press Release including financial information disclosure and discussion regarding the Company’s operating results for the three and six months ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: November 14, 2003	By:	/s/ James J. Cotter

James J. Cotter
Chief Executive Officer

Date: November 14, 2003	By:	/s/ Andrzej Matyczynski

Andrzej Matyczynski
Chief Financial Officer