Form 10-K
period 2003-12-31
READING INTERNATIONAL INC
filed 2004-03-15
CIK 716634

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2003

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

None

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 5, 2004, there were 19,866,876 shares of Class A Nonvoting Common Stock, par value $.01 per share and 2,032,414 shares of Class B Voting Common Stock, par value $.01 per share, outstanding. The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $93,530,000 as of March 5, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2003

PART I

Item 1 — Our Business

General Description of Our Business

      Reading International, Inc., a Nevada corporation (“RII” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), is the corporate successor to the Reading Railroad, initially organized in Pennsylvania in 1833. RII was incorporated in 1999 and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”), is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”), and Citadel Holding Corporation (“CDL”). Today, our businesses consist primarily of:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, New Zealand and Puerto Rico;

•	the development, ownership and operation of cinema-based entertainment-themed retail centers (“ETRC”) in Australia and New Zealand;

•	the ownership and operation of “Off Broadway” style live theaters in Manhattan and Chicago; and

•	the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States as a business ancillary to our development and operation of cinemas, cinema-based ETRC’s and live theaters.

      We consider ourselves to be essentially a cinema exhibition and live theater operating company with a hard asset emphasis. At December 31, 2003, we had assets of approximately $222,866,000 and stockholders’ equity of approximately $108,491,000. Nearly 70% of these assets, or approximately $154,826,000, consist of real estate, improvements to real estate and equipment. Nearly 65% of these assets or approximately $145,807,000, represent assets located in Australia and New Zealand, including undeveloped land carried on our books at approximately $24,364,000.

      We currently operate (directly or indirectly through consolidated entities or majority owned unincorporated joint ventures) 200 screens in 29 cinema complexes, including a 4-screen cinema in which we have no ownership interest. In addition, we have 50% unincorporated joint venture interests in 28 screens in five cinema complexes in New Zealand and a 33% unincorporated joint venture interest in a 16-screen cinema complex in Australia. Our non-cinema real estate holdings include over 288,025 square feet of developed retail and office space in Australia, New Zealand and the United States and approximately 2,562,196 square feet of land held for development located in various urban and suburban areas of Australia and New Zealand.

      We anticipate that the major focus of our efforts in 2004 will be as follows:

•	the construction of a proposed 82,000-square foot shopping center on our 176,528-square foot parcel in Newmarket, a suburb of Brisbane, Australia;

•	the finalization of an approximately 150,000 square foot retail and art cinema development as phase two of our ETRC in Wellington, New Zealand;

•	the construction of a new 8-screen joint venture multiplex cinema in Botany Downs, a suburb of Auckland, New Zealand;

•	completion of planning for a mixed use ETRC/ residential development on our 124,754 square foot parcel in Moonee Ponds, a suburb of Melbourne, Australia; and

•	master planning for the development of our 50-acre site in Burwood, a suburb of Melbourne as a mixed-use development.

      During 2003, our principal accomplishments were as follows:

•	the designation of our 50-acre Burwood site as part of a recently established “major activity center” by the Victorian Government. Our Burwood site is the largest undeveloped parcel of land in the “major activity center” and the largest undeveloped parcel of land in any “major activity center” in Victoria. Approximately 430,000 people live within five miles of the site, which is well served by both public transit and surface streets. We estimate that approximately 70,000 people pass by the site each day;

•	the sale of our leasehold interest in a cinema site in Manhattan (the net effect of which is anticipated to be a net $1,200,000 reduction in the annual expense of operating our Manhattan cinemas through 2010);

•	the renegotiation of our insurance under a world wide insurance regime (the net effect of which is anticipated to be a $500,000 annual reduction in insurance costs beginning in 2004);

•	the settlement of our trade practices litigation in Australia, the net effect of which was the recoupment of approximately $518,000 in attorneys fees, and the bargain purchase of a 33% interest in an unincorporated joint venture that leases and operates a 16-screen multiplex in Australia. We benefited from the bargain purchase and booked a profit of $2,259,000. As a result of this settlement, we hope to experience normalized relations between ourselves and the principal exhibitors and suppliers of film in Australia. Over the past several years, trade practice litigation has been a major expense with respect to our Australian operations;

•	the opening of a new 8-screen joint venture cinema in Christchurch, New Zealand;

•	the execution and delivery of agreements to construct and lease a new 8-screen joint venture cinema in Auckland, New Zealand, and to operate a new 5-screen art cinema in Plano, Texas; and

•	the further consolidation of our accounting and administrative functions for 2003 resulting in additional cost savings of approximately $170,000 over 2002.

      During the first quarter of 2004, we have entered in heads of agreement to lease two new cinemas comprising 16 screens currently under development in Australia.

      Our Class A Nonvoting Common Stock (“Class A Stock”) and Class B Voting Common Stock (“Class B Stock”) are listed for trading on the American Stock Exchange under the symbols RDI.A and RDI.B. Our principal executive offices are located at 550 South Hope Street, Suite 1825, Los Angeles, California 90071. Our general telephone number is (213) 235-2240.

The Background of Our Company and Recent Material Transactions

General

      Our Company as it now exists was established when we consolidated three companies, RDGE, CRG and CDL at the end of 2001. Prior to the Consolidation, these companies were separate publicly traded companies but had substantial overlap of stock ownership, management and control. Now we are organized as a single consolidated group under the name Reading International, Inc.

      CDL was technically the surviving company; however, we changed our name to Reading International, Inc. in the Consolidation. The name reflects the fact that the majority of our operating assets initially belonged to RDGE, and that our current operations are predominantly international. From a business point of view, the surviving business is principally that of RDGE. The following description of the history and background of the consolidated business draws from the history and background of both RDGE and CDL. CRG was principally a holding company for RDGE and Citadel, and had only limited operations independent of RDGE and CDL.

      CDL was originally incorporated in 1999 as a Nevada corporation. This Nevada corporation was the successor of CDL Holding Corporation, a Delaware corporation (“CHC-Delaware”). In January 2000, CHC Delaware reincorporated under the laws of the state of Nevada and emerged as CDL. Incident to the reincorporation, CDL common stock was reclassified into 5,335,939 shares of Class A Stock, par value $0.01 per share and 1,333,985 shares of Class B Stock, par value $0.01 per share. On September 20, 2000, CDL issued 2,622,466 shares of Class A Stock and 655,616 shares of Class B Stock to acquire through a subsidiary merger, the assets and business of Off Broadway Investments (“OBI”), Inc. Following the merger, OBI was renamed Liberty Theaters, Inc (“Liberty Theaters”). At that time, Liberty Theaters was the operator of the three Manhattan live theaters that we now own, and held the fee interests in two of those live theaters.

      As previously mentioned, on December 31, 2001, CDL consolidated with CRG (and collectively with its consolidated subsidiaries “Craig”) and RDGE (and collectively with its consolidated subsidiaries “Old Reading”), to form RII. The Consolidation was structured as a taxable merger of CRG and RDGE with newly formed subsidiaries of RII. The holders of CRG common stock, CRG common preference stock and RDGE common stock received 15,094,432 shares of RII Class A Stock, increasing the total amount of Class A Stock outstanding to 20,484,993 shares at December 31, 2001. In the Consolidation, each holder of RDGE common stock received 1.25 shares of RII Class A Stock, and each holder of CRG common stock and CRG common preference stock received 1.17 shares of RII Class A Stock.

Historic Citadel Activities

      CDL was originally formed as a savings and loan holding company with interest in Fidelity Federal Bank, FSB (“Fidelity”). In 1994, CDL sold its interest in Fidelity and was then principally in the real estate business, owning and operating commercial real estate and providing real estate advisory services to its affiliate, Old Reading. In 1997, CDL acquired an interest in a California citrus farm known as the Big 4 Ranch, and in 1998 acquired an interest in a Southern California based medical device manufacturer, Gish Biomedical, Inc. (“Gish”).

      In 2000, CDL entered the cinema exhibition and live theater business by taking advantage of opportunities for investment in these industries in the United States that, although attractive, had not been practically available to Old Reading due to capital constraints. Old Reading has been in the cinema exhibition business since 1996 when it acquired Angelika Film Center in Manhattan. In 2002, following the Consolidation, we divested our interest in the Big 4 Ranch and in 2003, liquidated our interest in Gish. These historic CDL operations are discussed in greater detail below under the heading Certain Historic Investments and Businesses.

Development of Reading’s Cinema and Entertainment-Themed Retail Center Development Activities

      Prior to 1976, Old Reading was principally in the transportation business, owning and operating the Reading Railroad. Following the disposition of substantially all rolling stock and active rail lines in 1976, Old Reading pursued a number of endeavors including the development of some of its historic railroad properties. Since 1976, Old Reading and its successor companies have steadily reduced our railroad real estate holdings. However, we still own certain rights of way and other properties in Pennsylvania and Delaware, previously used in our historic railroad activities.

      In 1993, following the sale of our last major railroad real estate asset — the historic Reading Terminal Headhouse in downtown Philadelphia — Old Reading entered the real estate based segment of the entertainment industry. Since that date, we have:

•	developed a chain of multiplex cinemas in Australia and New Zealand currently comprising 124 screens in 18 cinemas operating principally under the “Reading” name and featuring primarily conventional film product;

•	developed a chain of principally art and urban cinemas including the Angelika Film Center & Café complexes in Manhattan, Dallas and Houston, currently comprised of 53 screens in nine cinemas;

•	acquired and expanded a chain of multiplex cinemas in Puerto Rico currently comprising 48 screens in 6 cinemas and featuring conventional film product (“CineVista”); and

•	acquired seven “off Broadway” style live theaters, located in four fee owned complexes, three in Manhattan and one in Chicago.

      In Australia and New Zealand, we are also in the business of developing ETRC’s. ETRC’s typically consist of a multiplex cinema, complementary restaurant and retail uses, and convenient parking, all located on land owned or controlled by us. We opened the cinema portion of our first ETRC in Perth in December 1999, and the cinema portion of our second and substantially larger ETRC in Auburn (a suburb of Sydney) in September 2000. A third complex was opened in Wellington, the capital of New Zealand, in March 2002. These three ETRC’s have in the aggregate, approximately 121,933 square feet of restaurant and retail space (in addition to their cinema components). The Wellington ETRC also includes a nine level, 1,086-space parking garage, which serves as an independent source of revenue providing parking to neighboring businesses and the Te Papa Museum.

      Where practical, we prefer to own the land underlying our cinemas and live theaters. This means that many of our projects

•	are more capital intensive;

•	have longer lead times and entail greater development risks during the development phase; and

•	have, at least initially, lower cash returns than those of companies focused on the development of cinemas in leased facilities in established or newly developed malls.

      We believe that these risks are reasonably offset by the greater control and flexibility we experience over the property development as the owners of these sites. We also benefit from increases in the value of our properties that may result as the properties are developed for cinema operations and other commercial uses and over the passage of time.

      Although we prefer to own the land underlying our cinemas, as our cinema exhibition operations have expanded, we have found it necessary to rely more heavily on leased facilities. Consequently, a majority of our screens are now located in leased facilities. Currently 162 of our screens are in 25 leased facilities, while 38 screens are in five owned facilities that we directly operate. In addition, we have unconsolidated interests in 37 screens in five cinemas owned through various unincorporated joint ventures (two of which are owned and three of which are leased) which we do not manage on a day-to-day basis, and have a management interest in 4 screens in a facility that is managed by us, but in which we have no ownership interest.

      In addition to our ETRC’s in Perth, Auburn and Wellington, we own a 124,754 square foot property in Moonee Ponds, a suburb of Melbourne, which we are currently developing as an ETRC. Both the Auburn and Wellington ETRC’s have room for expansion on adjacent properties. These possible expansion parcels are 95,530-square feet and 37,674-square feet, respectively.

      We also own a 176,528 square foot site in Newmarket, a suburb of Brisbane, which we originally purchased as a possible ETRC site. We currently intend to begin construction of a retail shopping center this year at that site. Our 50-acre site in Burwood, a suburb of Melbourne, is currently in the master planning process having been designated last year as a “major activity center” by the Victoria State Government. Major activity center designation gives property owners and local governmental authorities considerable flexibility with respect to the scope and extent of the potential uses of properties receiving such designation. We regard this designation as a very positive development, and believe our development options with respect to the property have been significantly enhanced.

Our Decision to Move out of Puerto Rico

      We currently intend to focus our future cinema exhibition activities in Australia, New Zealand and the U.S., and to exit the Puerto Rico market when the right opportunity presents itself. Our decision has been made in large part due to the lack of opportunity and the competitive situation in Puerto Rico, where one competitor has acquired a greater than 82% market share of the cinema exhibition business and continues to build in what we believe to be an already overbuilt market. We have sought relief in the Puerto Rican courts alleging violation of applicable antitrust laws but because the pace of antitrust litigation in Puerto Rico moves so slowly, we will in all probability, not receive assistance within a time frame that would justify our continued investment in Puerto Rico. We are advised that the Puerto Rican Justice Department has recently commenced an investigation into the competitive situation in the Puerto Rican film exhibition industry. However, we cannot currently determine whether this will aid our efforts in Puerto Rico.

      Even if we are successful in disposing of our Puerto Rico assets, we intend to pursue our antitrust litigation in an attempt to recoup some portion of the losses we have sustained in Puerto Rico. We can give no assurance that we will be successful in exiting the Puerto Rican market or that we will prevail in the course of our litigation.

      Puerto Rico is not a major component of our business. We currently carry our Puerto Rico assets on our books at approximately $3,131,000.

Certain Historic Investments and Businesses

      In addition to our cinema and ETRC development activities, we continue to wind up our historic railroad-related activities, including the sale or other disposal of our residual real estate interests. We currently own approximately 458 acres of land previously used in connection with our railroad-related activities, most of which is located in Delaware and Pennsylvania.

      We also own a 95,752 square foot office building with an associated 378-space parking garage and a 50-space parking lot in Glendale, California (“the Glendale Building”). The Glendale building was originally owned by Citadel and served as the executive headquarters for Fidelity, at the time Citadel owned Fidelity. The building is currently fully leased to Disney Enterprises, Inc. and to Fidelity’s corporate successor.

      In 1997, Citadel acquired a 40% general partnership interest in three agricultural partnerships (the “Agricultural Partnerships”), and a membership interest in the farming company, Big 4 Farming, LLC (“Big 4 Farming”), which managed and farmed the properties owned by the Agricultural Partnerships. The Agricultural Partnerships owned approximately 1,600 acres of property in Kern County California, approximately 1,100 acres of which were improved with citrus orchards (“Big 4 Ranch”). Following the Consolidation, we decided to dispose of our interest in the Big 4 Ranch and to focus our investments on our cinema, live theater and ancillary real estate businesses. In July 2002, the Agricultural Partnerships reconveyed their interests in the Big 4 Ranch to the original owner of the ranch in consideration of the satisfaction of all liabilities under the purchase money mortgage encumbering the ranch.

      In 1998, Citadel acquired approximately 11.6% of the outstanding shares of Gish. From time to time, Citadel purchased additional Gish shares. We began liquidating our investment in Gish in 2002 and as of April 30, 2003, we had divested our investment.

Our Focus Moving Forward

      We consider ourselves to be principally a cinema and live theater exhibition company with a strong focus on the development and holding of real estate assets. Currently, either directly or through joint venture interests, we own the fee interest in seven of our cinemas. We have long-term leases on another three cinemas that permit a change of use of the property. In addition, we own:

•	the fee interest in all of our live theater complexes (three of which are located in Manhattan and one of which is located in Chicago);

•	three in-fill suburban development sites in Australia (including a 50-acre parcel in suburban Melbourne);

•	additional land for development contiguous to our Auburn and Wellington ETRC’s (95,530 and 37,674-square feet, respectively);

•	a 95,752 square foot office building in Glendale, California; and

•	various miscellaneous land holdings related to our historic railroad activities, comprising approximately 458 acres.

      We believe that we can build stockholder value not only through the operation and growth of our cinema and live theater businesses, but also through the appreciation of our real estate holdings and the sale or development of our properties as dictated by their best use opportunities.

      We anticipate that a significant focus in 2004 will be the construction of an approximately 82,000-square foot shopping center on our Newmarket property, the finalization of plans for 150,000-square foot expansion to our Wellington, ETRC, the completion of a development plan for an ETRC on our Moonee Ponds property, and the development of a master plan for our Burwood property taking into account its recent “major activity center” designation.

      Burwood will be a major project for us, and it is likely that master planning will take some period of time. It is, in our view, unlikely that material construction will take place at the site (other than demolition work) prior to 2005. Burwood was recently designated as a “major activity center” in Victoria, a designation that is intended to give government authorities and ourselves considerable flexibility in developing the property to a level of density that would not otherwise be available to us. We believe that this designation has significantly enhanced the economic value of our Burwood Property. At the present time there are 430,000 people resident within five miles of the site, and approximately 70,000 people pass by the site every day. The site is well serviced both by fixed rail public transit and by arterial surface streets.

Our Financing Structure and Sources

      We currently use a combination of fixed-rate first mortgage financing and lines of credit to finance our assets and operations. Typically, we have used local currency financing with respect to our international activities. We have sought to limit our exposure to specific assets, and generally have not provided parent company guarantees (other than guarantees secured solely by the securities of the borrower on the loan in question). At the present time the borrowings available to us are summarized as follows:

1. Domestic Based Borrowings:

•	$11,000,000 non-recourse fixed rate first mortgage loan secured by our Glendale office building.

•	$3,500,000 non-recourse fixed rate first mortgage loan secured by our Union Square property, located at 100 E. 17th Street, New York, New York.

•	$2,500,000 LIBOR based first mortgage loan secured by our Royal George Theater property, located in Chicago, Illinois.

2. Australian Based Borrowings:

•	AUS$30,000,000 revolving bank line of credit loan to Reading Entertainment Australia Pty., Limited (“REA”) secured by a fixed and floating lien on all of the assets of REA and of its wholly owned subsidiaries (currently comprising substantially all of Reading’s assets in Australia). REA currently holds, directly or indirectly, all of our real estate and operating interests in Australia. The loan is without recourse to Reading’s assets outside of Australia. In the fourth quarter of 2003, we accepted an Offer to Loan from a major Australian bank to refinance this loan with an AUS$40,000,000 credit facility. This facility is currently being documented.

3. New Zealand Based Borrowings:

•	NZ$34,735,000 bank credit facility to Reading New Zealand Limited (collectively with its consolidated subsidiaries “Reading New Zealand”) used to fund the construction of Reading’s Wellington ETRC, and secured by a fixed and floating charge against the center. The loan is without recourse to our assets outside of New Zealand.

•	NZ$9,800,000 bank credit facility secured by four cinemas owned and operated by two unincorporated joint ventures in New Zealand in which Reading New Zealand holds 50% joint venture interests. Two of these properties are owned in fee. The loan is guaranteed by

Reading New Zealand to the extent of its interest in the joint venture. The loan is without recourse to our assets other than our interest in these four cinemas.

4. Other Borrowings:

•	In July 2000, we acquired from Sutton Hill Capital, LLC (“SHC”) the Manhattan based City Cinemas circuit in a transaction structured as a 10 year operating lease (the “City Cinemas Operating Lease”) with options either to extend the lease for an additional 10 year term or, in the alternative, to purchase the improvements and certain of the real estate assets underlying that lease (the “City Cinemas Purchase Option”). We paid an option fee of $5,000,000, applicable against the purchase price if we elected to exercise the City Cinemas Purchase Option. The aggregate exercise price of the City Cinemas Purchase Option was $48,000,000, and rent was calculated to provide an 8.25% yield (subject to a modified cost of living adjustment) on the difference between the exercise price and the $5,000,000 option fee. Incident to that transaction, we agreed to lend to SHC (the “City Cinemas Standby Credit Facility”) up to $28,000,000, beginning in July 2007 all due and payable in December 2010 (the principal balance and accrued interest on any such loan also to be applied against the option exercise price, if exercised). The interest rate on the City Cinemas Standby Credit Facility was also fixed at 8.25%, subject to the same modified cost of living adjustment used to calculate rent under the City Cinemas Operating Lease. We have no legal obligation to exercise either the option to extend the City Cinemas Operating Lease or the City Cinemas Purchase Option. However, our recourse against SHC on the City Cinemas Standby Credit Facility is limited to the assets of SHC which consist entirely of the assets subject to the City Cinemas Purchase Option. In this annual report, we refer to the transaction memorialized by the City Cinemas Operating Lease, City Cinemas Purchase Option and City Cinemas Standby Credit Agreement as the City Cinemas Transaction. Because the City Cinemas Operating Lease is an operating lease and since the City Cinemas Standby Credit Facility was, in our view, adequately secured, no asset or liability was established on our balance sheet with respect to the City Cinemas Transaction.

SHC is indirectly owned by Messrs. James J. Cotter and Michael Forman. Mr. Cotter is our Chairman, Chief Executive Officer and controlling stockholder. Mr. Forman is the second largest holder of our Class B Stock. As the transaction was a related party transaction, it was reviewed and approved by a committee of the RII Board of Directors comprised entirely of independent directors, and is described in greater detail later in this document in Part III, Item 13 under the heading “Certain Relationships and Related Transactions. Also, the material transaction documents have been previously filed as exhibits to our Report. Accordingly, the discussion here is intended to be summary in nature.

Since we entered into the City Cinemas Transaction, two of the cinema properties involved in that transaction have been sold to third parties for redevelopment: the Murray Hill Cinema and the Sutton Cinema. These purchasers paid $10,000,000 and $18,000,000 respectively for these two properties, which included the cost of acquiring the fee interest in these properties held by Nationwide Theaters (an affiliate of SHC), the leasehold interest of SHC, and our rights under the City Cinemas Operating Lease and the City Cinemas Purchase Option. Since we believed that a sale of these properties at these prices was more beneficial to us than continuing to operate them as cinemas, and since the original City Cinemas Transaction did not contemplate a piece-meal release of properties or give us the right to exercise our City Cinemas Purchase Option either (i) on a piece-meal basis or (ii) prior to July 2010, we worked with SHC to devise a transaction that would allow us to dispose of our collective interests in these properties while preserving the fundamental benefits of the transaction for ourselves and SHC. Included among the benefits to be preserved by SHC was the deferral of any capital gains tax with respect to the transfer of the remaining properties until 2010 and assurances that the various properties involved in the City Cinemas Transaction would only be acquired by us on an “all or none” basis. Included among the benefits to be preserved for us was the right to get the benefit of 100% of any appreciation in the properties underlying the City Cinemas Operating Lease between the date of that lease (July 2000) and the date any such properties were sold, provided that we ultimately exercised our purchase rights under the City Cinemas Purchase Option.

As a result of these negotiations and the sale of these two properties, our rent under the City Cinemas Operating Lease has been reduced by approximately $1,246,000 per annum, the exercise price of the City Cinemas Purchase Option has been reduced from $48,000,000 to $33,000,000, and our funding obligation under the City Cinemas Standby Line of Credit has been reduced from $28,000,000 to $13,000,000. In addition, we received in consideration of the release of our interest in the Murray Hill Cinema a cash payment of $500,000. In consideration of the transfer of our interest in the Sutton Cinema we have, in addition, received a $13,000,000 purchase money promissory note (the Sutton Purchase Money Note”) secured by a first mortgage on the Sutton Cinema property (the “Sutton Purchase Money Mortgage”), and a right to acquire up to a 25% interest in the special purpose entity formed to redevelop the Sutton Cinema property for a prorate capital contribution (the “Sutton Reinvestment Option”). If we elect not to exercise our Sutton Reinvestment Option, we will receive an in lieu fee of $650,000. The Sutton Purchase Money Note is all due and payable on October 21, 2005, and bears interest for the first year at 3.85%, increasing in the second year to 8.25%. The Sutton Purchase Money Note may be prepaid at any time, and we have reserved the right to operate the Sutton Cinema until, in essence, the Sutton Purchase Money Promissory Note is paid. We are currently advised by the purchaser that it anticipates paying off the Sutton Purchase Money Note and taking possession of the Sutton Cinema before the end of this year.

In keeping with the “all or none” nature of our rights under the City Cinemas Purchase Option, we have agreed to use the principal proceeds of the Sutton Purchase Money Promissory Note to fund our remaining $13,000,000 obligation under the City Cinemas Standby Credit Facility, and have granted SHC a security interest in the Sutton Purchase Money Note and Sutton Purchase Money Mortgage. We have also agreed that the principal amount of the City Cinemas Standby Credit Facility will be forgiven if we do not exercise our purchase rights under the City Cinemas Purchase Option. Accordingly, if we exercise our rights under the City Cinemas Purchase Option to purchase the remaining City Cinemas assets, we will be acquiring the remaining assets subject to the City Cinemas Operating Lease for an additional cash payment of $15,000,000, (offsetting against the current $33,000,000 exercise price, the previously paid $5,000,000 deposit and the $13,000,000 principal amount of the City Cinemas Standby Credit Facility) and will receive, in essence, the benefit of 100% of the appreciation in all of the properties initially subject to the City Cinemas Operating Lease between July 2000, and the date such properties were either disposed of or acquired by us pursuant to the City Cinemas Purchase Option. If we do not exercise our option to purchase, then the City Cinemas Credit Facility will be forgiven, and we will not get the benefit of such appreciation.

In the event that the Sutton Purchase Money Note is not timely paid, then unless we find a substitute source of funding for the City Cinemas Credit Facility, SHC may foreclose on the Sutton Property, in which case the property would be returned to the City Cinemas Operating Lease and the City Cinemas Purchase Option. While the loan was made to a special purpose entity, we do not believe that there is any material likelihood of nonpayment of the Sutton Purchase Money Note.

We have also negotiated the right to use up to $5,000,000 of the principal proceeds from the Sutton Purchase Money Note to fund all or a portion of our Sutton Reinvestment Option, should we choose to exercise that option. We have not yet made a determination whether or not to exercise that option. Given the progress that is being made by the developer, it is likely that we will be called upon to make a decision whether or not to exercise our Sutton

Reinvestment Option by the middle of this year. If we use a portion of the principal Proceeds of the Sutton Purchase Money Promissory Note for this purpose, then SHC’s draw down rights with respect to such amount under the City Cinemas Standby Credit Facility will be deferred.

Since the Murray Hill Cinema sale transaction was structured as a release of our leasehold interest in the Murray Hill Cinema, we did not recognize any gain or loss for either book or tax purposes, other than the $500,000 in lieu fee, which was recognized as non-operating income. We likewise did not book any gain or loss on the disposition of the Sutton Cinema for book purposes. However, we will recognize gain in the amount of approximately $13,000,000 for state and federal tax purposes, which gain will be offset against net operating losses. Notwithstanding this offset, we will still be liable for alternative minimum tax on the transaction. Any such alternative minimum tax will, however, be offset against our future tax liabilities.

Each of the above modification transactions involved was reviewed by a committee of the independent directors of the Board of Directors with the assistance of outside counsel. In each case, the independent directors of the applicable committee have found the transaction to be fair and in the best interests of Reading and its public stockholders. The material documents memorializing these transactions with SHC have been previously filed as exhibits to this Report.

Reflecting the disposition of the Murray Hill Cinema and the Sutton Cinema and the amendments to date with respect to the City Cinemas Operating Lease, the City Cinemas Purchase Option, we are currently paying SHC rent of $2,394,000 per year on a triple net basis. For the years ended December 31, 2003 and 2002, rent expense to SHC was $2,674,000 and $2,815,000, respectively. We intend to fund between $8,000,000 and $13,000,000 of our remaining obligation under the City Cinemas Standby Credit Facility from the principal payment of the Sutton Purchase Money Note (which will effectively reduce our rent obligation under the City Cinemas Operating Lease to between $1,708,000 and $1,260,000 year, depending on the extent to which we use such proceeds to fund our obligations under the City Cinemas Standby Credit Facility), and have the option to purchase in July 2010 the remaining assets under the City Cinemas Operating Agreement (SHC’s long term leasehold interests in the Village East Cinema and the Cinemas 1, 2 & 3 in Manhattan) for an additional payment of $15,000,000 (plus whatever unfunded balance remains with respect to our funding obligation under the City Cinemas Standby Credit Facility).

      At December 31, 2003, we had assets valued for balance sheet purposes at approximately $222,866,000 and no indebtedness other than previously discussed. Our indebtedness, other than the obligation to pay rent under the City Cinemas Operating Lease and to make the loan under the related City Cinema Standby Credit Facility, is tied to specific assets or to specific groups of assets. Included in the book value of assets at December 31, 2003, were:

•	property and equipment with an aggregate book value of approximately $154,826,000; and

•	property held for development with an aggregate net book value of approximately $$24,364,0000.

      The combined net assets of our two New Zealand unincorporated joint ventures at December 31, 2003, which are not included in Reading’s Consolidated Balance Sheet, were approximately $2,166,000 (NZ$3,350,000) including property and equipment valued for book purposes at $8,173,000 (NZ$12,464,000).

A General Description of Our Business

      We are primarily engaged in:

•	the development, ownership and operation of multiplex cinemas in the U.S., Australia, New Zealand and Puerto Rico;

•	the development, ownership and operation of cinema-based ETRC’s in Australia and New Zealand;

•	the ownership and operation of “Off Broadway” style live theaters in Manhattan and Chicago; and

•	the development, ownership and operation of commercial real estate in the U.S., Australia and New Zealand as a business ancillary to our cinema and live theater businesses.

      In the future, we intend to focus on cinema exhibition, ETRC development and management, and commercial real estate development and management in Australia and New Zealand and, to a lesser extent, on cinema exhibition and live theater exhibition in the United States. We intend to move out of the Puerto Rican cinema market, to the extent feasible. During 2003, we opened a new 8-screen joint venture cinema in Christchurch, New Zealand, and entered into agreements to manage a 5-screen art cinema currently under construction in Plano, Texas and to construct and lease a new 8-screen joint venture cinema in a suburb of Auckland, New Zealand. During the first quarter of 2004, we entered into heads of agreement to lease two new cinemas comprising 16 screens currently under development in Australia.

      We anticipate that from time to time, we will engage directly or indirectly in the development of properties initially acquired in connection with our cinema and live theater businesses, but which ultimately have greater value with alternative uses. To date, we have developed three cinema-based ETRC’s. We are currently working on the development of a fourth cinema based ETRC at a site in Australia, and on the development of an approximately 150,000-square foot expansion of our Wellington ETRC.

      We currently own two other undeveloped properties in the suburbs of Melbourne and Brisbane, each of which was initially acquired as possible cinema-based ETRC sites. Our 176,528 square foot parcel in Newmarket (a suburb of Brisbane) is currently being developed as a shopping center. We are in the master planning stage of the development of our 50-acre parcel in Burwood (a suburb of Melbourne) which was recently designated as a “major activity center” by the Victorian State Government.

Our Pacific Rim Cinema Operations (Australia and New Zealand)

General

      We currently own or operate 13 cinemas consisting of 93 screens in Australia, and one cinema with 10 screens in Wellington, New Zealand. We also own a 50% unincorporated joint venture interest in four existing cinemas, consisting of 21 screens, and in a new 8-screen cinema currently under development in New Zealand. During 2003, we acquired a 33% joint venture interest in an unincorporated 16-screen cinema in the Brisbane area of Australia.

      We commenced activities in Australia in mid-1995, and we conduct business in Australia through our wholly owned subsidiary, Reading Entertainment Australia Pty. Limited (“REA” and, collectively with its consolidated subsidiaries, “Reading Australia”).

      We commenced operations in New Zealand in 1997 and we conduct operations in New Zealand through our wholly owned affiliate, Reading New Zealand Limited (“RNZ” and collectively with its consolidated subsidiaries, “Reading New Zealand”).

      Our Australian and New Zealand cinemas derive approximately 72% and 74% of their revenues from box office receipts, respectively. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of state and local sales or service taxes. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by the exhibitor. Film distributors may advertise certain feature films and pay the cost of such advertising. Film rental costs average approximately 44% of box office revenues in Australia and 45% of box office revenues in New Zealand.

      Concession sales account for approximately 21% of our total revenues in Australia and New Zealand. Concession products primarily include popcorn, candy and soda, although certain of Reading’s Australia and New Zealand cinemas have area licenses for the sale and consumption of alcoholic beverages. During 2003, we realized a gross margin of approximately 73% on concession sales.

      Screen advertising revenues contributed approximately 4% of our total 2003 and 2002 revenues in Australia and New Zealand. During 2002, Val Morgan, the largest purveyor of screen advertising in Australia, was near bankruptcy. Ultimately, the company was acquired by a group of our competitors. Although our screen advertising revenues remained relatively constant as a percentage of revenue in 2003 and 2002 because of this event, we anticipate, based on results since the expiration of our Australia contract for screen advertising in mid-2003, that our film advertising revenues will significantly decrease in 2004. See Competition below. Other sources of revenue include theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

Entertainment-Themed Retail Center Development

      We are engaged through Reading Australia and Reading New Zealand in the development of ETRC’s that typically consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking on land that we own or control. In December 1999, we opened the cinema portion of our first ETRC in Australia. Located in Perth, the ETRC includes a 10-screen cinema and approximately 19,138 square feet of restaurant and retail space. We opened the multiplex cinema component of our second ETRC in September 2000. That ETRC, located in the Sydney suburb of Auburn, near the site of the Sydney Olympic Village, includes a 10-screen cinema, approximately 59,169 square feet of retail space and approximately 287,730 square feet of subterranean parking garage. In March 2002, we opened our Wellington ETRC, comprised of a 10-screen cinema, approximately 43,626 square feet of restaurant and retail space and 1,086 parking spaces located in an adjacent nine level parking garage. We also own two parcels of land for development (95,530 and 37,674 square feet, respectively) contiguous to our Auburn and Wellington ETRC’s.

Our Ongoing Entertainment-Themed Retail Center Projects

      We are currently working on the second phase of our Wellington ETRC, anticipated to consist of approximately 110,000 square feet of retail space and a multi-screen art and specialty cinema on land we currently own. We are also in the planning stages of a proposed combination ETRC/residential development for our 124,754 square foot Moonee Ponds site. We hope to complete the planning process for both of these projects during the course of this year. However, due to the complexities of the planning and development process, and the capital required by such projects, no assurances can be given as to when, if ever, these projects will be completed, or that the composition of these projects will not undergo significant change, including, without limitation, the abandonment of the cinema components of such projects.

Our Discontinued Entertainment-Themed Retail Center Projects

      We initially contemplated development of three additional properties as ETRCs, which we ultimately chose not to develop as ETRCs. These ETRCs were initially proposed for development at the Whitehorse Shopping Center (“Whitehorse”) in Melbourne, Newmarket in the Brisbane area and Burwood in the Melbourne.

•	Whitehorse was abandoned and the property sold.

•	At Newmarket, the cinema component of our project was dropped in favor of a shopping center development. Our Newmarket site has certain grandfathered rights for machine-type gambling and liquor sales, and our proposed plan of development is designed to make use of such rights.

•	Our Burwood property was recently designated as an “major activity center” by the Victorian State Government, and our master planning for that site is currently undergoing re-evaluation in light of the increased flexibility and increased density of development that may be permitted because of the property receiving such a designation.

Joint Venture Cinemas

      Two of our cinemas, consisting of 11 screens and located in country towns, are owned by Australia Country Cinemas Pty, Limited (“ACC”), a company owned 75% by Reading Australia and 25% by a company owned by an individual familiar with the market for cinemas in country towns. ACC has a limited right of first refusal to develop any cinema sites identified by Reading Australia that are located in country towns.

      One of our cinemas, a 5-screen facility in Melbourne, is owned by a joint venture in which we have a 66.6% unincorporated joint venture interest with the original owner.

      Four of our cinemas, consisting of 21 screens in New Zealand are held in 50/50 unincorporated joint ventures with an experienced cinema owner and operator. Two of the joint venture cinemas are fee properties and two are leased. Since these joint ventures are unincorporated joint ventures, we own direct undivided interests in the fees or the leases, as the case may be, equipment and business comprising the joint ventures’ assets.

      In 2003, we acquired a 33% unincorporated joint venture interest in a 16-screen multiplex cinema located in a suburb of Brisbane, and operated under the Birch Carroll & Coyle name. Since this is an unincorporated joint venture, we hold our 33% interest directly as an undivided interest in the lease, equipment and business comprising this cinema asset; however, our share of assets and liabilities are not included in the Consolidated Balance Sheet.

Certain Real Estate Development Risk Factors

      At the present time, our activities in Australia and New Zealand are in material part speculative real estate development activities. In each case other than the 50-acre Burwood site and the 176,528-square foot Newmarket site, we expect that we will be our own anchor tenant. Nevertheless, the success of our real estate business depends upon a number of variables and is subject to a number of risks, some of which are outside of our control. These variables and risks include, without limitation:

•	construction risks, such as weather, unknown and unknowable site conditions, and the availability and cost of materials and labor;

•	leasing risk with respect to ancillary space being constructed in connection with the ETRC — in certain cases such ancillary space constitutes a substantial portion of the net leasable area of a particular ETRC;

•	political risk, such as the possible change in midstream of existing zoning or development laws to accommodate competitive interests at Burwood; and

•	financing risks, such as the risk of investing during times of currency exchange rate instability, and the difficulties of acquiring construction financing.

      In light of these risks, no assurances can be given that we will be able to accomplish our real estate business objectives in Australia and/or New Zealand. Furthermore, even if those objectives are eventually achieved the realization of our objectives may require a longer period of time and a greater level of developmental costs than we currently anticipate.

Management of Cinemas

      Employees of Reading manage Reading Australia’s cinemas and Reading New Zealand’s Wellington cinema. Reading’s New Zealand cinemas, other than the Wellington cinema, are operated by various joint ventures in which Reading New Zealand is a 50% joint venture partner. Reading’s employees are actively involved in the management of these joint ventures. The 16-screen Brisbane joint venture cinema is operated under the supervision of a management committee over which each of the joint venturers holds certain veto rights and is managed by Birch Carroll & Coyle.

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

      Australia is the sixth largest country in the world in landmass with a population of approximately 20 million people. This population is concentrated in a few coastal urban areas, with approximately 6.5 million in the greater Sydney area, 5.0 million in the greater Melbourne area, 2.0 million in the Brisbane area, 2.0 million in Perth and 1.5 million in Adelaide. Australia is one of the richest countries in the world in terms of natural resources per capita and one of the most economically developed countries in the world, although vast areas of the interior, known as “the Outback,” remain all but uninhabited. The principal language is English, and the largest part of the population traces its origin to Britain and Europe, although an increasing portion of the population has emigrated from the Far East. Australian taste in film has historically been similar to that of American audiences.

      Internal trade is dominated by the two most populous states, New South Wales (mainly Sydney) and Victoria (mainly Melbourne). Together these two states account for a majority of all wholesale trade and approximately 10% of all retail sales. At the present time, Australia’s principal trading partners are the United States and Japan.

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

Background Information Concerning New Zealand

      New Zealand is also a self-governing member of the Commonwealth of Nations. It is comprised of two large islands, and numerous small islands, with a total land area of approximately 104,500 square miles. The country has a population of approximately 4.0 million people, most of who are of European descent and the principal language is English. Wellington, with a population of approximately .5 million, is the capital and Auckland, with a population of approximately 1.2 million, is the largest city. Most of the population lives in urban areas.

      New Zealand is a prosperous country with a high standard of social services. The national economy is largely dependent upon the export of raw and processed foods, timber and wool. Principally a trading nation, New Zealand exports about 25% of its gross national product. In the past (particularly before the United Kingdom entered the Common Market in 1973), New Zealand’s marketing focused on a small number of countries, principally the United Kingdom. Currently, only approximately 5% of New Zealand’s trade is with the United Kingdom. Japan and Australia are New Zealand’s principal trading partners. No country currently accounts for more than 20% of New Zealand’s exports; however, its economy remains sensitive to fluctuations and demand for its principal exports.

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

      With the exception of special excise taxes on tobacco, liquor, petroleum products and motor vehicles the only general sales tax is a GST imposed on all such services at the consistent rate of 12.5%. In effect, by a series of refunds, GST is only paid by the end-user of the goods or services in question. Resident companies pay income tax at a rate of 33%; however, dividend imputation credits generally prevent double taxation of company profits. There are no restrictions on repatriation of capital or profits, but some payments to overseas parties are subject to withholding tax. There is no capital gains tax, and there are tax treaties with many countries, including the United States.

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

Licensing/ Pricing

      Films exhibited in Australia and New Zealand are licensed under agreements with major film distributors and several local distributors who distribute specialized films. Film exhibitors are provided with an opportunity to view films prior to negotiating with the film distributor the commercial terms applicable to its release. Films are licensed on a film-by-film, theater-by-theater basis. Reading Australia and Reading New Zealand license films from all film distributors as appropriate to each of our cinema location. Generally, film payment terms are based upon various formulas that provide for payments based upon a specified percentage of box office receipts.

Competition

      The film exhibition market in both Australia and New Zealand is highly concentrated and, in certain cases, vertically integrated. The principal exhibitors in Australia and New Zealand include Village Roadshow Limited (“Village”) with approximately 587 screens in Australia and 76 screens in New Zealand, Greater Union/ Birch Carroll & Coyle with approximately 460 screens in Australia and Hoyts Cinemas (“Hoyts”) with approximately 500 screens in Australia and 70 screens in New Zealand. These figures understate in certain respects the degree of concentration in Australia and New Zealand. Typically, Village, Greater Union and Hoyts (the “Major Exhibitors”) own the newer multiplex and mega-plex cinemas, while the independent exhibitors typically have older and smaller cinemas. Accordingly, Reading believes it likely that the Major Exhibitors may control upwards of 75% of the total cinema box office in Australia and New Zealand.

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

      Recently, we acquired a 33% unincorporated joint venture interest in an existing 16-screen cinema located in suburban Brisbane which is currently owned in principal part by Village and Birch Carroll & Coyle. This marks our first joint venture arrangement with any of the Major Exhibitors.

      Greater Union is the owner of Birch Carroll & Coyle. Generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by a joint venture comprised of Greater Union and Village. These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately AUS$1.1 billion at June 30, 2003. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately AUS$418,600,000 at June 30, 2003. Hoyts does not separately publish financial reports. Hoyts was acquired by a major Australian media and entertainment company, Consolidated Press Holdings, which is controlled by Mr. Kerry Packer. Mr. Packer is considered one of the wealthiest men in Australia with a net worth estimated at AUS$5.6 billion.

      The industry is also somewhat vertically integrated in that Roadshow Film Distributors which serves as a distributor of film in Australia and New Zealand for Warner Brothers and New Line Cinema. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors.

      In our view, the principal competitive restraint on the development of our business in Australia and New Zealand is the limited availability of good sites for future development. We already have access to substantially all first run film on competitive terms at all of our cinemas. However, our competitors and certain major commercial real estate interests have historically utilized land use development laws and regulations in Australia to prevent or delay our construction of freestanding cinemas in new entertainment oriented complexes, particularly where those complexes are located outside of an established central business district or shopping center development.

      In December 2002, the Major Exhibitors acquired Val Morgan, the principal lessee of screen advertising space in Australia and New Zealand. During 2003 and 2002, we received approximately $1,339,000 (AUS$1,681,000 and NZ$396,000) and $1,254,000 (AUS$1,942,000 and NZ$308,000) respectively from Val Morgan for screen advertising. Notwithstanding concerns expressed by us and other independent exhibitors to the Australian Consumer and Competition Commission (the “ACCC”) that such an arrangement would give the Major Exhibitors an unfair competitive advantage in the area of screen advertising, the ACCC ultimately approved the acquisition due to concerns that but for the intervention of the Major Exhibitors Val Morgan would fail. Our contract with Val Morgan expired on July 1, 2003 and was renewed for Australia through September 2004. Our contract for New Zealand does not expire until March 2009. Under the terms approved by the ACCC, future net revenues are to be split 50/50 between Val Morgan and us for the advertising shown at our cinemas. However, we have no control over Val Morgan’s costs. In light of the fact that Val Morgan was unable to operate profitably under its prior contracts with exhibitors, we believe that future revenues from screen advertising will continue to decrease and may ultimately be materially less, than the screen advertising revenue realized in 2003 and 2002. The impact of the decline in screen advertising revenues is being mitigated to a certain extent at our parent company level due to the strengthening of the Australian and New Zealand dollars compared to the U.S. dollar between these two periods.

Currency Risk

      Generally speaking, we do not engage in currency hedging. Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis. Other than the capitalization of debt from time to time, no funds have been contributed from our U.S. operations to our Australia or New Zealand operations since 2001. The book value, stated in U.S. dollars, of our net assets in Australia and New Zealand,

(assets less third party liabilities, but without deduction for intercompany debt), at December 31, 2003 are as follows (dollars in thousands):

Net Assets

Reading Australia	$73,575
Reading New Zealand	13,899

$87,474

      We believe that our asset bases in Australia and New Zealand should provide a sufficient capital base to support our current borrowing needs in those markets.

      Virtually all of our operating costs in Australia and New Zealand are denominated in the respective currencies of these two countries. Our concessions are purchased locally, and our film rental is calculated as a percentage of box office receipts. We have also attempted to keep our general and administrative costs localized, although in recent periods, we have begun concentrating more of our financial reporting, control and analysis functions in our Los Angeles corporate headquarters.

      At the present time, the Australian and New Zealand dollars are trading at the upper half of their historic 25-year range vis-à-vis the U.S. dollar. Set forth below is a chart of the exchange ratios between these three currencies over the past ten years.

Exchange Rates Graph

	New Zealand	Australia

1994	0.6401	0.7753
1995	0.6539	0.7435
1996	0.7075	0.7948
1997	0.5802	0.6515
1998	0.5266	0.6128
1999	0.5225	0.6570
2000	0.4426	0.5563
2001	0.4161	0.5117
2002	0.5239	0.5625
2003	0.6467	0.7520

Seasonality

      Major films are generally released to coincide with the school holiday trading periods, particularly the summer holidays. Accordingly, our Australian and New Zealand operations typically record greater revenues and earnings during the first half of the calendar year.

Employees

      Reading Australia has 26 full time executive and administrative employees and approximately 572 cinema level employees. Reading New Zealand currently has approximately 135 employees at its Wellington ETRC, which is managed by Reading Australia. Our various New Zealand joint ventures have 5 full time executive and administrative employees and approximately 70 cinema employees. We believe our relations with our employees to be good.

Our Domestic Cinemas

General

      We currently operate 53 screens in nine cinemas in the United States (including one managed cinema with 4 screens) and last year, entered into an agreement to operate a new additional 5-screen art and specialty cinema currently under construction in Plano, Texas. We anticipate that the Plano cinema will open in the second quarter of 2004. Our domestic cinema operations engage in the exhibition of mainstream general release film in our conventional cinemas, such as the Cinemas 1, 2 & 3, the Village East Theater, and the East 86th Street Cinema in Manhattan and the Manville 12 in Manville, New Jersey. We also engage in the exhibition of art and specialty film at our art cinemas such as the Angelika Film Centers in Manhattan, Dallas and Houston and our soon to be opened Angelika Plano. Generally speaking, we will develop new conventional cinemas in the United States if the right opportunity presents itself, but we will likely consider adding to our cinema chain through the acquisition of existing cinemas that are divested by other exhibitors, particularly where those cinemas offer critical mass in a particular marketplace or offer a reasonable opportunity to expand Reading’s art specialty circuit. Also, we will continue to offer to manage cinemas owned by third parties, particularly where those cinemas feature art or specialty product.

      All of our domestic cinemas are leased, other than the East 86th Street Cinema in Manhattan which is operated pursuant to a management contract, and the Angelika Plano, scheduled to open in 2004, which will likewise be operated under a management agreement. Our Angelika cinema in Manhattan is owned by a limited liability company owned 50% by us and 50% by a subsidiary of National Auto Credit, but it is under our management. The Manville 12 is leased pursuant to a ground lease through April 2024 (with various renewal rights through 2049) which allows the property to be used, at our discretion, for other retail uses.

      In recent years, the domestic cinema exhibition industry has gone through major retrenchment and consolidation, creating considerable uncertainty as to the direction of the domestic film exhibition industry, and our role in that industry. Several major cinema exhibition companies have gone through bankruptcy over the past few years, or have been otherwise financially restructured. Regal Cinemas emerged from bankruptcy and combined with Edwards and United Artists (which also went through bankruptcy) to create a 5,663-screen, 524-cinema mega circuit. Loews was recapitalized and grown to a circuit of 2,451 screens in 264 cinemas. Landmark Theaters, the largest art and specialty film exhibitor in the United States, has also emerged from bankruptcy and is now owned by a private company controlled by Mark Cuban (an individual with a reported personal net worth of $1.3 billion. These companies, having used bankruptcy to restructure their debt and to rid themselves of burdensome leases and in some cases to consolidate, are now much stronger competitors than they were just a few years ago.

      A significant number of older conventional screens have, as a result of this consolidation process, been taken out of the market. We estimate that the total domestic screen count has decreased from 35,804 in 2002 to 30,200 in 2003. Industry analysts project further consolidation in the industry, as players such as Cablevision seek to divest their domestic cinema exhibition assets. Accordingly, while we believe that recent developments may in some ways aided the overall health of the domestic cinema exhibition industry, there remains considerable uncertainty as to the impact of this consolidation trend on us and our domestic cinema exhibition business, as we are forced to compete with these stronger and reinvigorated competitors and the significant market share commanded by these competitors.

      As discussed in greater detail below under the heading Competition, we commenced antitrust litigation last year against, among others, Regal, Loews, Columbia, Disney, Fox, MGM, New Line, Paramount and Universal, in an effort to stop Regal from, in essence, preventing the distribution defendants from providing first run film to our Village East cinema in Manhattan. Warner Bros and Miramax were not named as defendants, since they have continued to supply first run film to our cinema. A motion to dismiss brought by the defendants based on a claim that our complaint failed to state a cause of action, was rejected by the Federal District Court as to the principal counts of our complaint, and the litigation has moved into the discovery stage. This litigation is likely to be costly, and no assurances can be given that we will be successful in our claims. Also, in retaliation for bringing this lawsuit, Fox, Universal and their affiliates are currently boycotting our domestic cinemas.

      There is also considerable uncertainty as to the future of digital exhibition and in-the-home entertainment alternatives. In the case of digital exhibition, there is currently considerable discussion within the industry as to the benefits and detriments of moving from conventional film projection to digital projection technology. There are issues:

•	as to when it will be available on an economically attractive bases;

•	as to who will pay for the conversion from conventional to digital technology between exhibitors and distributors;

•	as to what the impact will be on film licensing expense; and

•	as to how to deal with security and potential pirating issues if film is distributed in a digital format.

      In the case of in-the-home entertainment alternatives, the industry is faced with the significant leaps achieved in recent periods in both the quality and affordability of in-the-home entertainment systems and in the accessibility to entertainment programming through cable, satellite and DVD distribution channels. These are issues common to both our domestic and international cinema operations.

      While no assurances can be given, it may be that the reorganization and restructuring of the domestic cinema exhibition market will produce opportunities for us to grow our art and specialty circuit by acquiring, on favorable terms, rights to operate cinemas no longer seen as suitable or competitive as conventional first run film venues, or for other reasons, no longer attractive to other exhibitors. However, the revitalization of Landmark with the financing of Mr. Cuban may present us with new hurdles and new challenges. In any event, we do not intend to aggressively pursue domestic expansion opportunities simply to buy market share, and if they do not become available, we will continue to focus on the operation of our existing cinemas and the exploitation of the real estate elements underlying those cinemas.

      Our domestic cinemas derive approximately 65% of their revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of state and local sales or service taxes. Show times and features are placed in advertisements in local newspapers and Reading pays the costs of such advertisements. Film distributors may also advertise certain feature films and those costs are generally paid by distributors. Film rental expense represented approximately 40% of box office receipts for 2003.

      Concession sales account for approximately 14% of total revenues. Concession products primarily include popcorn, candy and soda, but Reading’s art cinemas typically offer a wider variety of concession offerings. Our Angelika cinemas in Manhattan, Dallas and Houston include café facilities, and the operations in Dallas and Houston are licensed to sell alcoholic beverages. Our domestic cinemas achieved a gross margin on concession sales of approximately 84% for 2003.

      Screen advertising revenues contribute approximately 4% of total revenues. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

Licensing/ Pricing

      Film product is available from a variety of sources ranging from the major film distributors such as Columbia, Disney, Buena Vista, MGM, Warner Bros and Universal, to a variety of smaller independent film distributors such as Miramax. The major film distributors dominate the market for mainstream conventional films. Similarly, most art and specialty films come from the art and specialty divisions of these major distributors, such as Fox’ Searchlight and Disney’s Miramax. Generally speaking, film payment terms are based upon an agreed upon percentage of box office receipts.

      In recent periods we have seen an unusually high percentage of films with truncated exhibition runs, which adversely impacts the margins available to exhibitors.

      Until recently, the surplus of screens currently available to distributors had eroded the bargaining power of the exhibitors and that bargaining power has been on the side of the distributors. However, with the emergence of the mega circuits, it appears that the balance of power may be somewhat shifting, but not to the benefit of the smaller independent circuits such as ourselves. Indeed, as discussed in greater detail below, we believe that in certain situations, our access to first-run film has been adversely affected by the market power of exhibitors such as Regal and Loews.

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

      Accordingly, competition for films can be intense, depending upon the number of cinemas in a particular market. Our ability to obtain top grossing first run feature films may be adversely impacted by Reading’s comparatively small size, and the limited number of screens we can supply to distributors. Moreover, as a result of the dramatic and recent consolidation of screens into the hands of a few very large and powerful exhibitors such as Regal and Loews, these mega exhibition companies are in a position to offer distributors access to many more screens in major markets than Reading. Accordingly, distributors may decide to give preferences to these mega exhibitors when it comes to licensing top grossing films, rather than deal with independents such as Reading. The situation is different in Australia, New Zealand and Puerto Rico where typically every multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex.

      On March 18, 2003, we filed a complaint against Oaktree Capital Management LLC, Onex Corporation, Regal Entertainment Group, United Artists Theatre Company, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., the Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., Dreamworks LLC, Stephen Kaplan and Bruce Karsh in the United States District Court for the Southern District of New York. The suit alleges, among other things, violations by the defendants of various sections of the Sherman and Clayton Acts, (commonly referred to as the antitrust laws) and New York state law relating to their concerted efforts to deny first-run industry anticipated top grossing commercial films to plaintiff’s Village East Theatre. The complaint seeks, among other things, damages, an injunction barring the distributor defendants from refusing to license said films to the Village East Theatre and from granting licenses to said films to defendants Regal and Loews that prevent the Village East Theater from exhibiting said films simultaneously with defendants Regal’s and Loews’ theaters. The principal allegations of our complaint have been determined by the District Court to state a claim for relief, and the Defendant’s claims to the contrary have been rejected. We are now in the discovery stages. Costs to date, and going forward, have been substantial, but we intend to continue to aggressively pursue our claims. Naturally, no assurances can be given that we will be successful.

      In reaction to this lawsuit, Fox has advised Reading that Fox and its affiliate, Fox Searchlight, are currently refusing to supply film to any of our domestic cinemas. Universal is likewise currently refusing to license film to our domestic cinemas.

      In addition, the competitive situation facing Reading is uncertain given the ongoing development of in-the-home entertainment alternatives such as DVD, cable and satellite distribution of films, and the increasing quality and declining cost of in-the-home entertainment components.

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

Management

      All of our domestic cinemas are managed by officers and employees of Reading. Angelika Film Center, LLC (the owner of the Angelika Film Center & Café in the Soho district of New York), is owned by us on a 50/50 basis with a subsidiary of National Auto Credit, Inc (“NAC”). However, we manage that theater pursuant to a management contract. Furthermore, the operating agreement of Angelika Film Center, LLC provides that, in the event of deadlock our Chairman will cast the deciding vote.

Employees

      At December 31, 2003 we employed approximately 332 individuals to operate our domestic cinemas. On January 31, 2003, we renegotiated our collective bargaining agreement with the projectionist union with respect to our Manhattan cinemas and this agreement continues until January 31, 2006. Our principal executive and administrative offices are located in Los Angeles, California. Approximately 5 executives and 18 other employees staff these administrative positions. We believe our relations with our employees to be good.

Our Live Theaters (Liberty Theaters)

General

      We are also in the business, through Liberty Theaters and its wholly owned theater operating companies, of leasing theater auditoriums to the producers of “Off Broadway” theatrical productions and providing various box office and concession services. Liberty Theaters generates revenues by:

•	leasing our theaters;

•	charging service fees for box office staff and facilities;

•	charging service fees for ticket sales by phone; and

•	selling concessions.

      While we generally do not engage in the production or financing of live shows, we may, from time to time, acquire minority interests in the shows using our theaters. Our theaters are booked and managed by a separate management company owned by Margaret Cotter, the daughter of James J. Cotter.

      At the current time, we have three single auditorium theaters in Manhattan:

•	the Minetta Lane (399 seats);

•	the Orpheum (364 seats); and

•	the Union Square (499 seats).

      We also own a four auditorium theater complex, the Royal George in Chicago (main stage 452 seats, cabaret 199 seats, great room 100 seats and gallery 60 seats). We own the fee interest in each of these theaters.

      While we offer concessions at each of our live theaters, the concession stand receipts generated by live theaters are typically much less material to operations than in our cinemas. In 2003, only approximately 4% of the revenue of the Liberty Theaters was from concession sales.

Competition

      Increasingly, competition comes from other live theaters as well as other entertainment sources (such as television, videos, movies, concerts and other theatrical presentations). In Manhattan and Chicago, the number of theaters available for Off Broadway type productions is limited. While there are more than twenty Off Broadway venues (theaters with between 99 and 499 seats) in Manhattan, there are only four such theaters that have the same or greater seating capacity than our theaters. In Chicago, there are currently four other venues available for commercial Off Broadway type productions, and six venues for Broadway style productions.

      Due to high land values and high construction costs in urban areas, and the parking requirements for such facilities, there are significant barriers to the construction of new theaters in both Manhattan and Chicago. As a result, in addition to a 499-seat theater that opened in the fall of 2002, in so far as we are aware, there are only two Off Broadway style theater complexes currently under development in Manhattan: One complex with two 499-seat theaters and two 360-seat theaters is expected to open in fall 2004 and the other complex with one 499-seat theater, one 399-seat theater, and one 199-seat theater is still in the early stages of construction and uncertain as to its opening date. The new Off Broadway theater that opened in 2002 has a rental package far in excess of our package.

      Generally speaking, the difference between “Off Broadway” and “Broadway” venues is the seating size of the auditorium. Typically, Off Broadway theaters have less than 500 seats. Accordingly, as the revenue generating capacity of an Off Broadway theater is limited, the size, scope and cost of the productions making use of such facilities are likewise typically more limited. However, with the current demand for theater space in Manhattan, this line is blurring somewhat, as more expensive productions are now being booked into Off Broadway venues. Also, typical productions making use of Off Broadway style theaters are non-union, meaning that they are permitted to make use of production crews who are not members of the union leagues and that they are not required to pay the same wage scales for actors as is applicable to Broadway productions.

Seasonality

      Generally speaking, there is little or no seasonality in the live theater business. While it may be that a larger selection of plays open in February and in later September/October, demand for space is relatively constant through the year, varying more with the number of shows in production and looking for space than with the season.

Employees

      Each of our theater operating companies has its own employees, most of who are employed in connection with the operation of the box offices and concession facilities of the respective theaters. Consequently, the number of employees fluctuates significantly throughout the year, depending on the number of shows booked at our theaters. The individuals responsible for the development and construction of sets and for the staging of the production, as well as all of the individuals appearing in a particular production, are employed by the production companies that rent our theaters and not by us. Consequently, when a particular theater is dark, no employees, other than a theater manager, are needed. When a theater is leased to a show, approximately 5 employees are required to operate the theater and to supply box office services, while an additional 3-6 ushers are needed to seat the theater patrons. We believe that our relations with our employees are good.

Puerto Rico (“CineVista”)

General

      Acquired by us in 1994, CineVista currently operates 48 screens in six leased facilities in Puerto Rico. We do not presently anticipate material expansion of this circuit, and would like to exit this market if a suitable buyer can be found. Over the past couple of years, we have had conversations with a number of interested parties. However, none of these discussions to date has resulted in a transaction that makes sense to us. While we continue to have discussions with interested parties, we can give no assurances that any agreement will be reached, or if reached, that all conditions to closing will be satisfied and the transaction closed.

      In Puerto Rico, our concentration has been on multiplex cinemas located on leasehold properties, and the exhibition of conventional film product. All of CineVista’s theaters are modern multi-screen facilities.

      CineVista derives approximately 69% of its revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of a 10% excise tax imposed by Puerto Rico. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by CineVista. Film distributors may supplementally advertise certain feature films with the costs generally paid by distributors. Film rental averaged approximately 40% of box office receipts for 2003.

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

      During the last several years, Puerto Rico has undergone significant retail shopping center development. During this period, the number of multiplex theaters has increased substantially. Our principal competitor, Caribbean Cinemas, a privately owned company, has opened 11 complexes adding approximately 103 screens since the beginning of 1996, and is expected to continue to open theaters competitive with those of CineVista. These new screens have adversely affected our current operations. In some cases, these cinemas have been located within a few miles of our cinemas in Puerto Rico. Since 1994, this competitor’s share of the Puerto Rico box office has increased from 48% to 82%. We believe that the Puerto Rico market is currently over-built, and that there will be few, if any, opportunities in the near to medium term that would be attractive to Reading.

Licensing/Pricing

      Films are licensed under agreements with major film distributors and several local distributors specializing in films of special interest to residents of Puerto Rico. Puerto Rico regulations generally require that film exhibitors be provided with an opportunity to view films prior to submitting bids, that film distributors provide advance notice of films that will be provided to the market, and are generally designed to preclude anticompetitive practices. Films are licensed on a film-by-film, theater-by-theater basis. Generally, film payment terms provide for payment to film distributors under various formulas, providing for payments based upon a percentage of gross box office receipts. Historically, we have not had major difficulty in obtaining first run film. However, we can give no assurances that this trend will continue given the market dominance of Caribbean Cinemas with approximately 82% of the market. Also, while Puerto Rican law prohibits exhibitors from also being in the distribution business, exhibitors such as Caribbean Cinemas could go into the distribution of film, to the extent that no company chooses to distribute a particular film in Puerto Rico. Given the market dominance of Caribbean Cinemas, we can give no assurances that the major distributors will continue to maintain film distribution operations in Puerto Rico.

Competition

      We believe there are approximately 32 first-run movie theaters in daily operation with approximately 260 screens in Puerto Rico. Based upon number of screens, box office revenues and number of theaters, we are the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 2003, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited, but our principal competitor is expected to continue to open theaters that are competitive with ours. Caribbean Cinemas currently operates 26 cinemas with 212 screens in Puerto Rico representing approximately 82% of the total box office generated in that county.

      In Puerto Rico, our strategy has been to build generally higher quality cinemas, with larger seats, more leg room and better sound than those constructed by our principal competitor, and to seek out and build in either well established retail centers with adequate parking on-site or in connection with the development of new retail centers being developed by experienced and well financed developers. Our principal competitor appears to have adopted a strategy of market dominance, building cinemas in areas which, in our view, are already over-screened, and offering rents which, again in our view, cannot provide an adequate return on capital for the cinema operator.

      In 2000 Caribbean opened a state-of-the-art multiplex cinema in the Plaza Las Americas (the “Plaza”) the largest shopping center in Puerto Rico. This was particularly injurious to our competitive position in Puerto Rico. Prior to the opening of this cinema, our cinema complex at the Plaza Las Americas was our top grossing cinema in Puerto Rico. We believe that when the owner of the Plaza Las Americas and Caribbean Cinemas entered into this lease with respect to the cinema, they were in violation of agreements reached between CineVista and the owner of the Plaza, and that the Plaza and Caribbean Cinemas exercised monopoly power. We have commenced separate litigation against the owners of the Plaza and Caribbean Cinemas for, among other things, breach of contract, tortuous interference and various trade practice violations. However, this litigation is proceeding slowly, in part due to the fact that the number of law firms in Puerto Rico who can take a position adverse to both the ownership of the Plaza Las Americas and the ownership of Caribbean Cinemas and who have the experience to prosecute an antitrust case, is very limited. Our initial counsel was conflicted out of the case as the result of a motion brought by the Plaza, and has now been replaced, causing a delay in the prosecution of the case of well over one year.

      We are advised that the Justice Department for the Commonwealth of Puerto Rico has commenced an investigation into the film exhibition industry in Puerto Rico, and we have been called upon the provide certain information. We do not believe that we are the target of that investigation, and are hopeful that it may assist us in establishing our antitrust claims against Caribbean Cinemas. However, as the investigation appears to be in its early stages, no assurances in this regard can be given.

Seasonality

      Most major films are released to coincide with the summer months, when schools are closed or the winter holiday seasons. Accordingly, we have historically recorded greater revenues and earnings during the second half of the calendar year.

Employees

      We have approximately 157 employees in Puerto Rico, 9 of whom are employed under the terms of a collective bargaining agreement. The collective bargaining agreement expires in May 2004. We believe our relations with our employees in Puerto Rico are good.

Other Assets and Investments

General

      In addition to our entertainment properties and certain land held for development in Australia and New Zealand, we own a 95,752 square foot office building in Glendale, California that is fully leased to Disney Enterprises, Inc. and California National Bank. In addition, we own approximately 458 acres of real estate, previously used in Reading’s historic railroad operations, and located principally in Delaware and Pennsylvania.

      While Reading has been in the cinema exhibition business since 1994, Citadel did not own exhibition properties until 2000. Prior to its determination in 2000 to enter the cinema and live theater exhibition businesses, Citadel made investments in 1997 in agriculture and in 1998 in healthcare. We disposed of our agricultural assets in July 2002 and liquidated our healthcare interests in 2003.

Agriculture

      In December 1997, we acquired a partnership interest in the Agricultural Partnerships, and a membership interest in Big 4 Farming, the limited liability company formed to farm the properties owned by the Agricultural Partnerships. The Agricultural Partnerships owned approximately 1,600 acres of land in the Kern County, California, approximately 1,100 acres of which was improved with citrus orchards. These properties are commonly known in the Kern County area as the Big 4 Ranch.

      In large part due to the lasting effects of a freeze in late 1998, which wiped out most of the citrus crop in Kern County, and to competition from imported fruit, the Agricultural Partnerships did not perform well. In 2000, we wrote down the carrying value of its investment in the Agricultural Partnerships and in Big 4 Farming to $0, and in July 2002 the Agricultural Partnerships reconveyed their interests in the Big 4 Ranch to the original owner of that property in satisfaction of the purchase money mortgage held by that original owner.

Health Care

      In 1998, we invested approximately $1,000,000 to acquire approximately 11.6% of the outstanding stock of Gish Biomedical, Inc. (“Gish”). Following our initial investment, we increased our holdings to approximately 16.3% of the outstanding stock. Gish is in the business of manufacturing medical devices, focusing principally on devices used in open-heart surgery. We liquidated this investment in 2003.

Financial Information Relating to Industry Segments and Foreign and Domestic Operations

      See Note 21 to the notes to the consolidated financial statements Item 8 of this Annual Report on Form 10K for the year ended December 31, 2003 (the “2003” Annual Report”).

Item 2 — Properties

Executive and Administrative Offices

      We lease approximately 7,480 square feet of office space in Los Angeles and approximately 6,458 square feet of office space in Melbourne, Australia, for administrative office purposes.

Entertainment Properties

Leasehold Interests

      We lease approximately 709,340 square feet of completed cinema space in the United States, Australia and Puerto Rico as follows:

	Aggregate	Approximate Range of Terms
	Square Footage	(including renewals)

United States	221,782	5 – 42 years
Australia	294,737	29 – 40 years
Puerto Rico	192,821	3 – 40 years

Fee Interests

      In Australia, we own approximately 3,193,261 square feet of land at seven locations. Substantially all of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth and Sydney, including the 50-acre Burwood site in suburban Melbourne.

      In New Zealand, we own a 151,803 square foot site, which includes an existing 400,000 square foot, nine level parking structure in the heart of Wellington, the capital of New Zealand. All but 37,674 square feet of the Wellington site has been developed as an ETRC which incorporates the existing parking garage. The remaining land is currently leased and is slated for development as phase two of our Wellington ETRC. We anticipate that development on that site will begin in 2004.

      In the United States, we own approximately 111,164 square feet of improved real estate comprised of four live theater buildings which include approximately 16,700 square feet of leasable space.

Joint Venture Interests and Interests in Less than Wholly-Owned Subsidiaries

      We also hold real estate through several unincorporated joint ventures and one majority-owned subsidiary, as described below:

•	We own a 66% unincorporated joint venture interest in a leased 5-screen multiplex cinema in Melbourne and a 75% interest in a subsidiary company that leases two cinemas with eleven screens in two Australian country towns. In 2003, we acquired a 33% unincorporated joint venture interest in a 16-screen leasehold cinema in a suburb of Brisbane. In New Zealand we own a 50% unincorporated joint venture interest in two fee properties and two leasehold properties, totaling approximately 87,231 square feet in the Auckland and Christchurch area. The two fee parcels are improved with cinema/restaurant complexes. The leaseholds are improved with new multiplex cinemas. In addition, one of our unincorporated joint ventures has entered into an agreement to construct and lease an additional 4,000-square foot 8-screen cinema in a suburb of Auckland.

•	We own a 50% membership interest in Angelika Film Center, LLC, which holds the lease to the approximately 17,500 square foot Angelika Film Center & Café in the Soho district of Manhattan. We also hold the management rights with respect to this asset.

Non-Entertainment Properties

Reading Australia

      In December 1995, Reading Australia acquired a 50-acre site in Burwood, a suburban area within the Melbourne metropolitan area, initially as a potential ETRC location. In late 2003, we were successful in having that site designated as a “major activity center” by the Victorian State Government. We anticipate that this designation will give us greater flexibility to develop the property, and to develop it more densely and with a greater variety of uses than would otherwise be the case. We anticipate beginning the master planning phase of the development of the property in 2004.

      Reading Australia acquired a 176,528-square foot parcel in Newmarket, a suburban of Brisbane, initially as a potential ETRC location. We are currently developing this site as a shopping center and we anticipate that construction will begin in 2004.

Domestic

      Reading’s domestic non-entertainment properties are described below:

•	Commercial Property: We own a 95,752 square foot 6 level office building, located on a 1.06 acre square foot parcel, with a 2 level parking structure, located in Glendale California. This property is fully leased to Disney Enterprises, Inc. (87%) and California National Bank (13%). These leases expire in February 2007 and May 2005, respectively.

•	Railroad Properties: When our railroad assets were conveyed to Conrail, we retained fee ownership of approximately 700 parcels and rights-of-way located throughout Pennsylvania, Delaware, and New Jersey, comprising approximately 458 acres. These acres consist primarily of vacant land and buildings, some of which are leased to third parties.

Item 3 — Legal Proceedings

Tax Audit

      The Internal Revenue Service (the “IRS”) has completed its audits of the tax return of RDGE for its tax year ended December 31, 1996, and the tax return of CRG for its tax year ended June 30, 1997. With respect to both of these companies, the principal focus of these audits had been the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by RDGE from CRG as a part of a private placement of securities by RDGE closed in October 1996.

      By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposes that the gain on the disposition by RDGE. of Stater Stock, reported as taxable on the Reading return, should be reallocated to CRG. This proposed change would result in an additional tax liability for CRG of approximately $21,000,000 plus interest. As reported on RDGE’s return, the gain on the disposition of the Stater Stock was fully offset for regular income tax purposes by net operating losses, but gave rise to an alternative minimum tax liability of approximately $2,000,000. Under the Examination Report issued to RDGE, a consequence of the reallocation to CRG of the gain on the disposition of the Stater Stock is the elimination of RDGE’s alternative minimum tax liability, which would result in a refund to RDGE of approximately $2,000,000, plus interest.

      The Examination Report does not constitute a final determination of RDGE’s or CRG’s tax liability and CRG has sought review of these proposed changes with the IRS Office of the Regional Director of Appeals. Discussions with the Regional Director of Appeals are ongoing, as we continue to provide evidentiary and other materials in support of CRG’s tax position, and having now been apprised fully of the basis for the conclusions reached in the Examination Report, we continue to have confidence that CRG’s reported position will ultimately be upheld. Since these tax liabilities relate to time periods prior to the Consolidation, and since RDGE and CRG continue to exist as wholly owned subsidiaries of RII, it is expected that any adverse determination would be limited in recourse to the assets of RDGE or CRG, as the case may be, and not to the general assets of RII. At the present time, CRG’s assets are comprised principally of RII securities. Accordingly, we do not anticipate, even if there were to be an adverse judgment in favor of the IRS, that the satisfaction of that judgment would interfere with the internal operations or result in any levy upon or loss of any of its material operating assets. The satisfaction of any such adverse judgment would, however, be a material dilution to existing stockholder interest.

      CRG intends to vigorously contest the IRS’ proposed changes as set out in its Examination Report. However, no assurances can be given that CRG will quickly or ultimately prevail in its position. While RDGE does not intend to challenge the proposed finding in the Examination Report that it is entitled to a refund, in the event that CRG prevails in its appeal, the IRS would be free (absent a settlement with RDGE) to revisit its position with respect to the refund to RDGE and with respect to the availability of the RDGE losses to offset any gain in the disposition of the Stater Stock by RDGE.

Environmental

      The City of Philadelphia (the “City”) has asserted that the North Viaduct property owned by one of our subsidiaries requires environmental decontamination and that our share of such remediation costs could aggregate approximately $3,500,000. We are presently in discussions with the City involving a possible conveyance of the property and believe that our recorded remediation reserves related to the North Viaduct are adequate. Certain of our subsidiaries were historically involved in railroad operations, coal mining and manufacturing. Also, certain of these subsidiaries appear in the chain of title of properties which may suffer from pollution. Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws. We do not currently believe that our exposure under applicable environmental laws is material in amount.

Whitehorse Center Litigation

      On October 30, 2000, we commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against our joint venture partner and the controlling stockholders of our joint venture partner in the Whitehorse Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect on a loan made by Reading Australia to Ms. Khor and Mr. Burr, which loan was guaranteed by Burstone Victoria PTY, LTD (“Burstone”). The defendants have asserted certain set-offs and counterclaims, alleging, in essence, that we breached our alleged obligations to build a cinema at the Whitehorse Center, causing the defendants substantial damages. We believe that we have good and sufficient defenses to the defendants’ assertions and counter claims. Discovery has been completed, and we currently anticipate that the case will go to trial in 2004. In 2003, the case was sent for mediation before a retired judge and while no assurances as to the final judicial outcome can be given, we were advised by the mediator that in his view, Ms. Khor, Mr. Burr and Burstone had no defense to our claims and no viable claims against us.

Other Claims

      We are not a party to any other pending legal proceedings or environmental action which we believe could have a material adverse effect on our financial position

Item 4 —	Submission of Matters to a Vote of Security Holders

      At the Company’s 2003 Annual Meeting of Stockholders held on May 16, 2003, the stockholders voted on the following proposals:

•	By the following vote, the Company’s seven directors were reelected to serve on the Board of Directors until the 2004 Annual Meeting of Stockholders:

Election of Directors	For	Withheld

James J. Cotter	1,308,965	17,487
Eric Barr	1,308,985	17,467
James J. Cotter, Jr.	1,308,985	17,467
Margaret Cotter	1,308,965	17,487
Gerard P. Laheney	1,308,985	17,467
William C. Soady	1,308,985	17,467
Alfred Villaseñor, Jr.	1,308,985	17,467

•	By the following vote, the Shareholders voted upon and approved an amendment to the Company’s Amended and Restated Articles of Incorporation requiring the Company to obtain stockholder approval of any sale or issuance of 5% or more of the Company’s outstanding Class B Voting common stock:

•	Votes for — 972,660;

•	Votes against — 19,696;

•	Abstain — 114; and

•	Broker Non-votes — 333,982.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Reading International, Inc., a Nevada corporation (“RII” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company”, “Reading” and “we”, “us”, or “our”), is the corporate successor to the Reading Railroad, initially organized in Pennsylvania in 1833. RII was incorporated in 1999 and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”), is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”), and Citadel Holding Corporation (“CDL”). Until the consolidation of CDL, RDGE and CRG on December 31, 2001, our common stock was listed and quoted on the American Stock Exchange (“AMEX”) under the symbols CDL.A and CDL.B. Following the consolidation, we changed our name to RII. Effective January 2, 2002, our common stock traded on the American Stock Exchange under the symbols RDI.A and RDI.B.

      The following table sets forth the high and low closing prices of the RDI.A and RDI.B common stock for each of the quarters in 2003 and 2002 as reported by AMEX.

	Class A Nonvoting		Class B Voting
	Common Stock		Common Stock

	High	Low	High	Low

2003:
Fourth Quarter	$6.5000	$5.5200	$6.1000	$5.7500
Third Quarter	$6.2000	$4.3500	$6.0500	$1.9000
Second Quarter	$6.2900	$3.9500	$6.0000	$1.4000
First Quarter	$4.3900	$3.7500	$4.1000	$1.3000
2002:
Fourth Quarter	$3.9900	$3.2000	$4.0000	$3.4500
Third Quarter	$4.3500	$3.2600	$4.1300	$3.4000
Second Quarter	$4.4000	$2.8000	$4.2500	$2.8000
First Quarter	$2.8100	$1.6800	$2.8000	$1.6800

Holders of Record

      The number of holders of record of the Company’s Class A and Class B Stock at March 5, 2004 was 2,061 and 86, respectively. On March 5, 2004, the closing price per share of our Class A Stock was $6.70, and the closing price per share of the Company’s Class B Stock was $6.35.

Dividends on Common Stock

      We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend; however, we review this matter on an ongoing basis.

Item 6 — Selected Financial Data

      The table below sets forth certain historical financial data regarding RII. This information is derived in part from, and should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”), and the related notes to the consolidated financial statements (dollars in thousands, except per share amounts).

	At or for the Year Ended December 31,

	2003	2002	2001	2000	1999

Revenue	$93,739	$86,486	$23,744	$7,384	$3,952
Operating (loss) income	$(5,340)	$(5,977)	$(3,382)	$(1,055)	$1,101
Net (loss) earnings	$(5,928)	$(7,954)	$(4,572)	$(3,542)	$9,487
Basic (loss) earnings per share	$(0.27)	$(0.36)	$(0.21)	$(0.47)	$1.42
Diluted (loss) earnings per share	$(0.27)	$(0.36)	$(0.21)	$(0.47)	$1.42
Other Information:
Shares outstanding	21,899,290	21,821,154	21,821,324	9,947,964	6,669,924
Weighted average shares and dilutive share equivalents	21,860,222	21,821,236	9,980,946	7,557,718	6,669,924
Total assets	$222,866	$182,772	$170,595	$63,922	$47,206
Long-term debt	$69,215	$48,121	$37,490	$15,221	$10,872
Working capital	$797	$124	$548	$13,062	$25,587
Stockholders’ equity	$108,491	$91,265	$91,125	$39,128	$33,483
EBIT	$(1,794)	$(5,172)	$(3,425)	$(3,928)	$14,685
Depreciation and amortization	$12,003	$8,705	$2,044	$657	$340
EBITDA	$10,209	$3,533	$(1,381)	$(3,271)	$15,025
Debt to EBITDA	6.78	13.62	—	—	0.72
Capital expenditure	$5,809	$10,522	$10,325	$10,773	$67
Number of employees at 12/31	1,453	1,304	1,110	147	3

      The balance sheet data for 2003, 2002 and 2001 includes assets, borrowings, and stockholders’ equity of CDL, RDGE and CRG following the consolidation of the three companies on December 31, 2001. The balance sheet data for 2000 and 1999 includes assets, borrowings, and stockholders’ equity of CDL only.

Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operations

      The following review should be read in conjunction with the consolidated financial statements and related notes included in the 2003 Annual Report. Historical results and percentage relationships do not necessarily indicate operating results for any future periods.

Overview

      RII, the surviving entity following the consolidation of RDGE, CRG and CDL on December 31, 2001, is now the owner of the consolidated businesses and assets of RDGE, CRG and CDL. Today, our businesses consist primarily of:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, New Zealand, and Puerto Rico;

•	the development, ownership and operation of cinema-based Entertainment Themed Retail Centers (“ETRC’s”) in Australia and New Zealand;

•	the ownership and operation of “Off Broadway” style live theaters in Manhattan and Chicago; and

•	the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States as a business ancillary to our cinemas, cinema based ETRC’s and live theaters.

      We manage our worldwide cinema businesses under various different brands:

•	in the US, under the Reading, Angelika Film Center and City Cinemas brands;

•	in Australia, under the Reading brand;

•	in New Zealand, principally under the Reading brand; and

•	in Puerto Rico, under the CineVista brand.

      We consider ourselves to be essentially a cinema and live theater exhibition company with a strong focus on the development and holding of real estate assets. We plan to continue to identify, develop and acquire cinema and live theater properties, focusing primarily on those opportunities where we can acquire either the fee interest underlying the operating assets, or long term leases, which we believe provide flexibility with respect to the usage of such leasehold assets. In the near term, we are focusing principally on the operation of our existing cinema and live theater assets and in the development of five parcels of undeveloped real estate in Melbourne, Brisbane, and Sydney in Australia and Wellington in New Zealand. We look toward taking advantage of those opportunities that may present themselves to strategically expand our existing cinema circuits.

      We have, in the past, and may, in the future, dispose of, or put to alternative use some or all of our interests in various operating assets, in order to maximize the values of such assets.

      We have engaged in the following transactions which we believe are consistent with our business plan:

1.	Angelika — Plano

      We have been retained to manage a new art cinema in Plano, Texas which will be operated under our Angelika name and which we expect to commence operations in May 2004.

2.	Sutton Transaction

      In July 2000, we acquired from Sutton Hill Capital, LLC (“SHC”) the Manhattan based City Cinemas circuit in a transaction structured as a 10 year operating lease (the “City Cinemas Operating Lease”) with options either to extend the lease for an additional 10 year term or, in the alternative, to purchase the improvements and certain of the real estate assets underlying that lease (the “City Cinemas Purchase Option”). We paid an option fee of $5,000,000, applicable against the purchase price if we elected to exercise the City Cinemas Purchase Option. The aggregate exercise price of the City Cinemas Purchase Option was $48,000,000, and rent was calculated to provide an 8.25% yield (subject to a modified cost of living adjustment) on the difference between the exercise price and the $5,000,000 option fee. Incident to that transaction, we agreed to lend to SHC (the “City Cinemas Standby Credit Facility”) up to $28,000,000, beginning in July 2007 all due and payable in December 2010 (the principal balance and accrued interest on any such loan also to be applied against the option exercise price, if exercised). The interest rate on the City Cinemas Standby Credit Facility was also fixed at 8.25%, subject to the same modified cost of living adjustment used to calculate rent under the City Cinemas Operating Lease. We have no legal obligation to exercise either the option to extend the City Cinemas Operating Lease or the City Cinemas Purchase Option. However, our recourse against SHC on the City Cinemas Standby Credit Facility is limited to the assets of SHC which consist entirely of the assets subject to the City Cinemas Purchase Option. In this annual report, we refer to the transaction memorialized by the City Cinemas Operating Lease, City Cinemas Purchase Option and City Cinemas Standby Credit Agreement as the City Cinemas Transaction. Because the City Cinemas Operating Lease is an operating lease and since the City Cinemas Standby Credit Facility was, in our view, adequately secured, no asset or liability was established on our balance sheet with respect to the City Cinemas Transaction.

      SHC is indirectly owned by Messrs. James J. Cotter and Michael Forman. Mr. Cotter is our Chairman, Chief Executive Officer and controlling stockholder. Mr. Forman is the second largest holder of our Class B Stock. As the transaction was a related party transaction, it was reviewed and approved by a committee of the RII Board of Directors comprised entirely of independent directors, and is described in greater detail later in this document in Part III, Item 13 under the heading “Certain Relationships and Related Transactions. Also, the material transaction documents have been previously filed as exhibits to our Report. Accordingly, the discussion here is intended to be summary in nature.

      Since we entered into the City Cinemas Transaction, two of the cinema properties involved in that transaction have been sold to third parties for redevelopment: the Murray Hill Cinema and the Sutton Cinema. These purchasers paid $10,000,000 and $18,000,000 respectively for these two properties, which included the cost of acquiring the fee interest in these properties held by Nationwide Theaters (an affiliate of SHC), the leasehold interest of SHC, and our rights under the City Cinemas Operating Lease and the City Cinemas Purchase Option. Since we believed that a sale of these properties at these prices was more beneficial to us than continuing to operate them as cinemas, and since the original City Cinemas Transaction did not contemplate a piece-meal release of properties or give us the right to exercise our City Cinemas Purchase Option either (i) on a piece-meal basis or (ii) prior to July 2010, we worked with SHC to devise a transaction that would allow us to dispose of our collective interests in these properties while preserving the fundamental benefits of the transaction for ourselves and SHC. Included among the benefits to be preserved by SHC was the deferral of any capital gains tax with respect to the transfer of the remaining properties until 2010 and assurances that the various properties involved in the City Cinemas Transaction would only be acquired by us on an “all or none” basis. Included among the benefits to be preserved for us was the right to get the benefit of 100% of any appreciation in the properties underlying the City Cinemas Operating Lease between the date of that lease (July 2000) and the date any such properties were sold, provided that we ultimately exercised our purchase rights under the City Cinemas Purchase Option.

      As a result of these negotiations and the sale of these two properties, our rent under the City Cinemas Operating Lease has been reduced by approximately $1,246,000 per annum, the exercise price of the City Cinemas Purchase Option has been reduced from $48,000,000 to $33,000,000, and our funding obligation under the City Cinemas Standby Line of Credit has been reduced from $28,000,000 to $13,000,000. In addition, we received in consideration of the release of our interest in the Murray Hill Cinema a cash payment of $500,000. In consideration of the transfer of our interest in the Sutton Cinema we have, in addition, received a $13,000,000 purchase money promissory note (the Sutton Purchase Money Note”) secured by a first mortgage on the Sutton Cinema property (the “Sutton Purchase Money Mortgage”), and a right to acquire up to a 25% interest in the special purpose entity formed to redevelop the Sutton Cinema property for a prorate capital contribution (the “Sutton Reinvestment Option”). If we elect not to exercise our Sutton Reinvestment Option, we will receive an in lieu fee of $650,000. The Sutton Purchase Money Note is all due and payable on October 21, 2005, and bears interest for the first year at 3.85%, increasing in the second year to 8.25%. The Sutton Purchase Money Note may be prepaid at any time, and we have reserved the right to operate the Sutton Cinema until, in essence, the Sutton Purchase Money Promissory Note is paid. We are currently advised by the purchaser that it anticipates paying off the Sutton Purchase Money Note and taking possession of the Sutton Cinema before the end of this year.

      In keeping with the “all or none” nature of our rights under the City Cinemas Purchase Option, we have agreed to use the principal proceeds of the Sutton Purchase Money Promissory Note to fund our remaining $13,000,000 obligation under the City Cinemas Standby Credit Facility, and have granted SHC a security interest in the Sutton Purchase Money Note and Sutton Purchase Money Mortgage. We have also agreed that the principal amount of the City Cinemas Standby Credit Facility will be forgiven if we do not exercise our purchase rights under the City Cinemas Purchase Option. Accordingly, if we exercise our rights under the City Cinemas Purchase Option to purchase the remaining City Cinemas assets, we will be acquiring the remaining assets subject to the City Cinemas Operating Lease for an additional cash payment of $15,000,000, (offsetting against the current $33,000,000 exercise price, the previously paid $5,000,000 deposit and the $13,000,000 principal amount of the City Cinemas Standby Credit Facility) and will receive, in essence, the benefit of 100% of the appreciation in all of the properties initially subject to the City Cinemas Operating

Lease between July 2000, and the date such properties were either disposed of or acquired by us pursuant to the City Cinemas Purchase Option. If we do not exercise our option to purchase, then the City Cinemas Credit Facility will be forgiven, and we will not get the benefit of such appreciation.

      In the event that the Sutton Purchase Money Note is not timely paid, then unless we find a substitute source of funding for the City Cinemas Credit Facility, SHC may foreclose on the Sutton Property, in which case the property would be returned to the City Cinemas Operating Lease and the City Cinemas Purchase Option. While the loan was made to a special purpose entity, we do not believe that there is any material likelihood of nonpayment of the Sutton Purchase Money Note.

      We have also negotiated the right to use up to $5,000,000 of the principal proceeds from the Sutton Purchase Money Note to fund all or a portion of our Sutton Reinvestment Option, should we choose to exercise that option. We have not yet made a determination whether or not to exercise that option. Given the progress that is being made by the developer, it is likely that we will be called upon to make a decision whether or not to exercise our Sutton Reinvestment Option by the middle of this year. If we use a portion of the principal Proceeds of the Sutton Purchase Money Promissory Note for this purpose, then SHC’s draw down rights with respect to such amount under the City Cinemas Standby Credit Facility will be deferred.

      Since the Murray Hill Cinema sale transaction was structured as a release of our leasehold interest in the Murray Hill Cinema, we did not recognize any gain or loss for either book or tax purposes, other than the $500,000 in lieu fee, which was recognized as non-operating income. We likewise did not book any gain or loss on the disposition of the Sutton Cinema for book purposes. However, we will recognize gain in the amount of approximately $13,000,000 for state and federal tax purposes, which gain will be offset against net operating losses. Notwithstanding this offset, we will still be liable for alternative minimum tax on the transaction. Any such alternative minimum tax will, however, be offset against our future tax liabilities.

      Each of the above modification transactions involved was reviewed by a committee of the independent directors of the Board of Directors with the assistance of outside counsel. In each case, the independent directors of the applicable committee have found the transaction to be fair and in the best interests of Reading and its public stockholders. The material documents memorializing these transactions with SHC have been previously filed as exhibits to this Report.

      Reflecting the disposition of the Murray Hill Cinema and the Sutton Cinema and the amendments to date with respect to the City Cinemas Operating Lease, the City Cinemas Purchase Option, we are currently paying SHC rent of $2,394,000 per year on a triple net basis. For the years ended December 31, 2003 and 2002, rent expense to SHC was $2,674,000 and $2,815,000, respectively. We intend to fund between $8,000,000 and $13,000,000 of our remaining obligation under the City Cinemas Standby Credit Facility from the principal payment of the Sutton Purchase Money Note (which will effectively reduce our rent obligation under the City Cinemas Operating Lease to between $1,708,000 and $1,260,000 year, depending on the extent to which we use such proceeds to fund our obligations under the City Cinemas Standby Credit Facility), and have the option to purchase in July 2010 the remaining assets under the City Cinemas Operating Agreement (SHC’s long term leasehold interests in the Village East Cinema and the Cinemas 1, 2 & 3 in Manhattan) for an additional payment of $15,000,000 (plus whatever unfunded balance remains with respect to our funding obligation under the City Cinemas Standby Credit Facility).

3.	Christchurch

      In September 2003, we opened an 8-screen cinema in Christchurch, New Zealand (owned in an unincorporated joint venture with our partner in the Berkeley Cinemas chain in New Zealand).

4.	Botany Downs

      On June 20, 2003 Berkeley Cinemas, an unincorporated joint venture in which we own a 50% interest, entered into an agreement to construct and lease an 8-screen cinema in a suburb of Auckland, New Zealand. That cinema is currently anticipated to open in the fourth quarter of 2004.

5.	Mt. Gravatt

      In May 2003, we closed the acquisition of a  1/3rd undivided interest in an existing 16-screen cinema in suburban Brisbane, Australia. On May 15, 2003, we completed the settlement of two lawsuits involving antitrust and trade practice claims against our principal competitors in Australia. Pursuant to that settlement, we acquired from one of the defendants in the lawsuit at their undepreciated historic cost of $2,177,700 (AUS$3,244,000), an undivided  1/3rd interest in the unincorporated joint venture that owns and operates the 16 screen multiplex cinema that was the subject matter of the aforementioned litigation.

6.	Gish Biomedical

      We began liquidating our investment in Gish in 2003, and as of April 30, 2003 we had divested all of our holdings. For the year ended December 31, 2002, the Gish stock was carried as an available-for-sale security at approximately $1,016,000 under the caption “Investment in Marketable Securities” on our Consolidated Balance Sheets.

7.	Disposition of Agricultural Operations

      In July 2002, we effectively disposed of our agricultural investment when the Agricultural Partnerships reconveyed their interests in the Big 4 Ranch to the original owner of that property in satisfaction of the purchase money mortgage held by the original owner. We had previously written off our investment in and advances made to the Agricultural Partnerships in September 2000.

8.	Courtenay Central Opening

      In March 2002, we opened our Courtenay Central complex located in Wellington, New Zealand. In addition to a 10-screen cinema, there is approximately 43,626 square feet for restaurant and retail space and a car park. As of December 31, 2003, approximately 64% of the available restaurant and retail space had been leased.

9.	Consolidation

      On December 31, 2001, RDGE and CRG each merged with wholly owned subsidiaries of CDL. While CDL was technically the surviving company, we changed our name to Reading International, Inc. The name reflects the fact that the majority of our operating assets initially belonged to RDGE, and that our current operations are predominantly international. In the consolidation, each holder of RDGE’s common stock received 1.25 shares of RII Class A Stock and each holder of CRG Stock and CRG Common Preference Stock received 1.17 shares of RII Class A Stock. Prior to the consolidation, each of these companies was a separate publicly traded company, but with overlapping stock ownership, management and control. As required by accounting principles generally accepted in the United States (“US GAAP”), the Consolidated Statements of Operations for the year ended December 31, 2001 contain only the operating results of CDL because the date of the Consolidation was December 31, 2001. Operating results of CRG and RDGE are excluded from these numbers, but are presented as pro forma statements in the Notes to Consolidated Financial Statements. The Consolidation enabled us to reduce our annual general and administrative expense by approximately $1,000,000.

Results of Operations

      Following the Consolidation discussed previously, we started reporting the operating results of RDGE, CRG and CDL as one, under the name Reading International, Inc. Fiscal 2003 and 2002 results fully reflect the impact of the Consolidation. However, our fiscal 2001 results presented below include only the operating results of what used to be CDL (referred to in this discussion collectively with its consolidated affiliates as “Citadel”) and consequently, the Consolidation accounts for a significant portion of the revenue increase from fiscal 2001 when compared to 2002. Comparisons between 2001 and later periods are not meaningful.

      We currently operate two reporting segments; Cinema/ Live Theater and Real Estate. Our cinema/ live theater segment includes the operations of our owned, managed and unconsolidated joint venture cinemas and live theaters. Our real estate segment includes the operating results of our commercial real estate holdings and our ETRC’s.

      The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands).

	Cinema/Live
Year Ended December 31, 2003	Theater	Real Estate	Corporate	Total

Revenue	$85,763	$7,976	$—	$93,739
Operating expense	68,572	5,002	—	73,574
Depreciation & amortization	7,847	3,971	184	12,003
General & administrative expense	4,788	1,010	7,705	13,502

Operating income (loss)	4,555	(2,006)	(7,889)	(5,340)
Other income	—	—	123	123

Income (loss) before tax	4,555	(2,006)	(7,766)	(5,217)

Income tax expense	—	—	711	711

Net income (loss)	$4,555	$(2,006)	$(8,477)	$(5,928)

Year Ended December 31, 2002

Revenue	$79,911	$6,489	$86	$86,486
Operating expense	65,493	4,044	—	69,537
Depreciation & amortization	5,935	2,375	395	8,705
General & administrative expense	5,807	1,079	7,335	14,221

Operating income (loss)	2,676	(1,009)	(7,644)	(5,977)
Other expense	—	—	(1,971)	(1,971)

Income (loss) before tax	2,676	(1,009)	(9,615)	(7,948)

Income tax expense	—	—	6	6

Net income (loss)	$2,676	$(1,009)	$(9,621)	$(7,954)

Year Ended December 31, 2001

Revenue	$20,045	$3,617	$82	$23,744
Operating expense	16,532	1,304	—	17,836
Depreciation & amortization	2,044	—	—	2,044
General & administrative expense	2,943	563	3,740	7,246

Operating (loss) income	(1,474)	1,750	(3,658)	(3,382)
Other expense	—	—	(982)	(982)

(Loss) income before tax	(1,474)	1,750	(4,640)	(4,364)

Income tax expense	—	—	208	208

Net (loss) income	$(1,474)	$1,750	$(4,848)	$(4,572)

Cinema and Live Theaters

2003 Compared with 2002

      As described above, one of our primary businesses consists of the ownership and operation of cinemas and live theaters. We currently operate, directly or indirectly through consolidated joint ventures, 200 screens in 29 cinema complexes, excluding our unconsolidated joint venture interests in an additional 37 screens in five cinema complexes. In addition, we operate a 4-screen cinema in which we have no ownership interest. In 2003, we continued to face uncertainties in the domestic cinema market because of recent consolidations and financial restructuring that have taken place over the last few years amongst our competitors. During 2003, we closed two of our domestic cinemas and one of our Puerto Rico cinemas. As discussed in greater detail in Part I Item 3 Legal Proceedings, we also commenced antitrust litigation against Regal, Loews and virtually all of the major U.S. film distributors (other than Warner Bros. and Miramax) in an effort to stop Regal from preventing the distribution of top grossing first-run film by these distributors to our Village East Cinema. This has resulted in a significant increase in our legal expenditures in 2003 over 2002 legal expenditures which are continuing into 2004. Our Australia and New Zealand circuits did not experience the same types of issues; however, our cinema results in Australia were adversely affected by an industry wide reduction in the compensation paid to exhibitors for screen advertising and our inability to renew on a comparable basis, the film advertising contract that expired in July 2003, and by a similar decline in film advertising revenue in New Zealand.

      We had a strong year both in terms of attendance and box office receipts benefiting from a series of well-received films throughout the year such as the “Pirates of the Caribbean,” “Matrix Revolution,” “Elf,” “Mystic River” and “Lord of the Rings: Return of the King.”

      Our cinema and live theater segment includes the operating results of our 30 cinemas with 204 screens, and our unconsolidated joint venture interests in an additional 37 screens in five cinema complexes. This compares to 214 screens in 32 cinemas in 2002. In addition, in both 2003 and 2002, we owned the fee interest in and operated four live theaters, as well as managed an additional 4 screens in one cinema complex.

      Our cinema and live theater revenues consist of admissions, concessions, and advertising with respect to the cinemas and lease income and concessions and box office service revenues with respect to the live theaters. The cinema and live theater expenses consist of the costs directly attributable to the operation of the cinemas and theaters (including employee-related, occupancy and operating costs, and depreciation) and in the case of the cinemas, film rent expense. Cinema revenues and expenses fluctuate with the availability of quality first-run films and the number of weeks the first –run films stay in the market. Favorable Live Theater results similarly depend on strong productions with crowd appeal to sustain a long run.

      In 2003, our cinema operations generated an operating profit, primarily due to the continued positive results of our Australian and New Zealand cinema operations. Our Australian and New Zealand operations represent a significant part of our overall business. As such, our operations are subject to the effects of currency rate fluctuation. The respective exchange rates of the U.S. dollars to the Australian dollar at December 31, 2003 and 2002 were $0.7520 and $0.5625, respectively. The respective exchange rates of the U.S. dollars to the New Zealand dollar at December 31, 2003 and 2002 were $0.6557 and $0.5239, respectively. To date, from a net income perspective, our operating results have not been significantly affected by the currency rate fluctuation.

      We operated our Courtenay Central 10-plex for the full year of 2003 which contributed favorably to our operating results. Domestically and in Puerto Rico, both our per screen revenue and attendance increased when compared to 2002 despite the fact that we operated fewer screens in 2003 due to the closure of cinemas in Manhattan, Minneapolis and Puerto Rico.

      Operating expenses increased 2003 compared to 2002 primarily as a result of the variable costs such as film rental and payroll expenses that fluctuate in direct relation to the increases in revenue.

      Depreciation and amortization expense increased in 2003 when compared to 2002 due to:

•	accelerated amortization taken against the Option Fee in the City Cinemas Purchase Option agreement;

•	increased domestic depreciation expense stemming from various renovation/remodeling projects undertaken at the Angelika New York and Village East cinemas; and

•	a full year of depreciation taken on the Wellington ETRC.

      General and administrative expense decreased in 2003 when compared to the same periods in 2002 despite the revenue growth in our business. Beneficial lease rent payments made to SHC under the City Cinemas Operating Lease of approximately $2,674,000 and $2,815,000 in 2003 and 2002, respectively, are recorded as general and administrative expense of the Cinema/ Live Theater segment. As a result, the decrease in the general and administration expense was primarily driven by:

•	the decrease in the beneficial lease rent payments;

•	the credit of approximately $518,000 of reimbursed legal fees resulting from the settlement and acquisition of a joint venture (fully described in Note 6 to the consolidated financial statements);

•	the closure of the administrative office in Puerto Rico; offset by

•	litigation against one of our joint venture partners in Australia relative to collection on a promissory note related to our former investment in the Whitehorse center.

      The live theaters also generated a profit in fiscal 2003, that was due in part to a 9% decrease in “dark-time” (period when the live theaters carry no productions) when compared to fiscal 2002. The live theaters’ operating results were positively impacted by the continued success of the production, Stomp, as well as a full year of revenue and the high gross returns earned on the I Love You You’re Perfect, Now Change production. In September 2003, the production of Portraits opened at the Union Square Theater on September 9, 2003 and closed on October 5, 2003. The loss of this production with no replacement through the remainder of 2003 offset the live theater operating profit. Our live theaters are currently running the following shows:

• Orpheum Theater:	Stomp (on-going).

• Minetta Lane:	Cookin’ (opened February 2004); Lypsinka (opened November 2003 and closed December 2003); Talking Heads (opened February 2003 and closed September 2003).

• Union Square:	Yeardley Smith; More (scheduled to open March 2004); Portraits (Opened September 2003 and closed October 2003); Our Lady of 121st Street (opened February 2003 and closed July 2003).

• Royal George:	Main Stage — Bleacher Bums (scheduled to open April 2004).

• Royal George:	Great Room — Late Nite Catechism (on-going).

• Royal George:	Gallery — B.S. (on-going).

• Royal George:	Cabaret — I Love You You’re Perfect, Now Change (on-going).

2002 Compared with 2001

      As discussed above, fiscal 2002 was the first year of the consolidated operations of what used to be three separate public companies: CRG, RDGE and Citadel. Following the Consolidation, we started reporting the operating result of these companies as one, under the name Reading International, Inc. Our fiscal 2001 results include only the operating results of what used to be Citadel Holding Corporation and consequently, the Consolidation accounts for a significant portion of the revenue increase from fiscal 2002 and 2001. The opening of the Courtenay Central complex located in Wellington, New Zealand, on March 21, 2002 also contributed to the increase in revenue.

      The domestic cinema exhibition industry experienced a major retrenchment and consolidation, creating considerable uncertainty as to its direction, and our position in that market. Several major cinema exhibition companies went through bankruptcy over the past few years, or were otherwise financially restructured. These companies, having used bankruptcy to restructure their debt and to rid themselves of burdensome leases and, in some cases, to consolidate, were, as a result, much stronger competitors than they had been just a few years ago. This scenario was not evident in Australia and New Zealand, where over-screening did not reach U.S proportion. Despite the continued uncertainty in the industry, we had a strong year both in terms of attendance and box office receipts buoyed by string of well-received films throughout the year such as the “Lord of the Rings,” “Spiderman,” “My Big Fat Greek Wedding,” “Minority Report,” “Star Wars: Attack of the Clones” and “Signs.”

      We operated, directly or indirectly through consolidated joint ventures, 204 screens in 30 cinema complexes that excluded our unconsolidated joint venture interests in an additional 13 screens in three cinema complexes. We own the fee interest in and operate four live theaters, as well as managed an additional 5 screens in two cinema complexes. In fiscal 2001, our cinema and live theater segment included the operating results of nine cinemas with 52 screens (including an 8-screen cinema in Dallas which opened in August 2001) and four live theaters. The operations of RDGE were not consolidated with those of the Company for most of 2001 and the 2001 results presented above exclude the operations of RDGE.

      The cinema and live theater revenue consists of admissions, concessions, and advertising with respect to the cinemas as well as lease income and box office service revenues with respect to the live theaters. The cinema and live theater expenses consist of the costs directly attributable to the operation of the cinemas and theaters (including employee-related, occupancy and operating costs, and depreciation) and in the case of the cinemas, film rent expense. Both the cinema revenues and expenses fluctuate in line with the availability of quality first-run films and the length of stay in the market. Live theater results likewise depend on a strong production with crowd appeal to sustain a long run.

      In 2002, our worldwide cinema operations generated a profit for the first time, primarily due to the positive results of our Australian and New Zealand cinema operations. The profit reported in 2002 was mainly attributable to increased attendance from prior years due to the availability of films with box office draw. In fiscal 2002, the average attendance per screen increased significantly over prior year by 15.8%.

      The live theaters also generated a profit in fiscal 2002 despite a 13% increase in “dark-time” (period when the live theaters carry no productions) from fiscal 2001. The primary driver of this increased dark-time was the main stage at our Royal George Theater. The live theaters’ operating results were helped by the continued success of the Stomp, as well as the high gross earned on the Burn This and I Love You You’re Perfect, Now Change productions. Our theaters were running the following shows:

• Orpheum Theater:	Stomp (On-going)

• Minetta Lane:	Tuesdays with Morrie (Closed February 2003)

• Union Square:	Burn This (Closed January 2003, Our Lady of 121st Street opened in February 2003)

• Royal George:	Main Stage — Flying Karamazov Brothers (Closed in January 2003)

• Royal George:	Great Room — Late Nite Catechism (On-going)

• Royal George:	Gallery — B.S. (On-going)

• Royal George:	Cabaret — I Love You You’re Perfect, Now Change (On-going)

Real Estate

2003 Compared with 2002

      For fiscal 2003, our rental generating real estate holdings consisted of:

•	the Belmont, Perth ETRC, the Auburn, Sydney ETRC and the Courtenay Central ETRC in Wellington, New Zealand;

•	the ancillary retail and commercial tenants at two of our fee owned US live theater properties and certain of our US cinemas;

•	an office building located in Glendale, California; and

•	certain domestic railroad-related properties (held for sale).

      Our rental real estate holdings in Australia and New Zealand are mostly comprised of three ETRC’s that we constructed on land we purchased. The Belmont, Perth ETRC in Australia was opened in December 1999; the Auburn Sydney ETRC in Australia opened in September 2000. The Wellington, New Zealand ETRC opened in March 2002, and as a result, the full year of operations is reflected in the 2003 operating results compared to only nine months of operations of Wellington included in the 2002 results. The rental space in the Wellington Center is now approximately 90% leased (71% excluding the cinema space which is occupied by our own cinema). The ancillary retail space at our Perth and Auburn ETRC’s is now approximately 64% leased.

      We own certain unimproved tracts of land which are currently either in various stages of development or held for sale, namely:

•	an approximately 50-acre property located in the Burwood area of Melbourne, Australia (currently in the zoning and planning stages for mixed use residential, retail, entertainment and commercial purposes);

•	an approximately three-acre property located in the Moonee Ponds area of Melbourne, Australia (currently in the planning stages for a mixed retail development);

•	an approximately four-acre property located in the Newmarket area of Brisbane, Australia (land use permits have been obtained and we are currently in negotiations with two anchor tenants with respect to the development of an approximately 82,000 square foot mixed retail development);

•	an approximately two-acre property located adjacent to the Auburn ETRC in the Auburn area of Sydney, Australia (held for future development);

•	an approximately one acre property located adjacent to the Courtenay Central ETRC in Wellington, New Zealand (currently in negotiations with two anchor tenants with respect to development of an approximately 150,000 square foot retail/entertainment addition to our existing Courtenay Central ETRC in downtown Wellington ); and

•	certain domestic railroad-related properties (held for sale).

      Net loss increased in 2003 for the real estate segment compared to 2002, primarily due to a full year of depreciation expense in 2003 attributable to the Courtenay Central ETRC, which opened in March 2002 and the write off of certain legal and development costs relating to the Whitehorse Center, an aborted development project in Australia.

2002 Compared with 2001

      As previously discussed above, fiscal 2002 was the first year of the consolidated operations of what used to be three separate public companies: CRG, RDGE and CDL. Prior to the consolidation, we had no property operations in Australia or New Zealand. Following the Consolidation, we started reporting the operating result of these companies as one, under the name Reading International, Inc. Our fiscal 2001 results include only the operating results of what used to be Citadel Holding Corporation. The fiscal 2002 real estate earnings include the operating results of our real estate holdings acquired through the Consolidation, located primarily in Australia and New Zealand which accounts for a significant portion of the revenue increase from fiscal 2002 and 2001.

      For fiscal 2002, our rental generating real estate holdings consisted of:

•	the Belmont, Perth ETRC, the Auburn, Sydney ETRC and the Courtenay Central ETRC in Wellington, New Zealand;

•	the ancillary retail and commercial tenants at two of our fee owned US live theater properties and certain of our US cinemas;

•	an office building located in Glendale, California; and

•	certain domestic railroad-related properties (held for sale).

      Our rental real estate holdings in Australia and New Zealand were mostly comprised of three ETRC’s that we constructed on land we purchased. The Belmont, Perth ETRC in Australia was opened in December 1999; the Auburn, Sydney ETRC in Australia opened in September 2000; and the Wellington ETRC in New Zealand opened in March 2002. We had leased approximately 43% and 78% of the total available retail space at our Perth and Auburn ETRC, respectively, as of December 31, 2002. Approximately 85% of the restaurant and retail space in the Wellington Center had been leased at December 31, 2002. In addition to the ETRC’s, we held certain domestic railroad-related properties, a 50-acre property assemblage located in the greater Melbourne, Australia area, and two other properties in Australia that were acquired as potential ETRC sites and that were being held for future development, though not necessarily as ETRC’s.

      The consolidated operations of our real estate operations generated a negative margin in 2002 primarily due to:

•	our real estate holdings in Australia and New Zealand, which had not yet been developed to their full income potential;

•	holding costs associated with the three remaining undeveloped parcels of land in Australia which had not generated any meaningful revenue; and

•	settlement costs with regards to an environmental claim concerning one of our historic railroad properties.

Corporate

2003 Compared to 2002

      Corporate expense includes general and administrative expenses that are not directly attributable to other operating segments. General and administrative expense decreased primarily due to ongoing savings associated with the 2001 Consolidation, including closure of the Puerto Rico administrative office and the transfer of those responsibilities to the Los Angeles office. Corporate other expense (income) is comprised of:

•	interest (expense) income;

•	gain (loss) on sale of assets;

•	equity income (loss);

•	minority interest; and

•	other miscellaneous income and loss items.

      During 2003, other income included the following transactions:

•	the recording in June 2003 of a $2,259,000 one-time gain on the settlement of two lawsuits involving antitrust and trade practices as fully described in Note 6 to the consolidated financial statements;

•	the recognition of a $500,000 gain on the release of the Murray Hill option in May 2003; and

•	increased interest expense due to the completion of the Wellington project in that interest could no longer be capitalized and was expensed.

2002 Compared to 2001

      As previously discussed above, fiscal 2002 was the first year of the consolidated operations of what used to be three separate public companies: CRG, RDGE and Citadel. Following the Consolidation, we started reporting the operating result of these companies as one, under the name Reading International, Inc. Our fiscal 2001 results include only the operating results of what used to be Citadel Holding Corporation.

      Corporate revenue was entirely comprised of farming management fees earned from the agricultural partnerships. Corporate other expense was comprised of interest income/expense, dividend income, gain/loss on sale of assets, and equity income (loss).

      Corporate expense includes general and administrative expenses that were not directly attributable to other operating segments. Lease payments made to SHC under the City Cinemas Operating Lease of $2,815,000 in fiscal 2002 were recorded as general and administrative expense of the Cinema/Live theater segment. The increase in corporate expense was primarily due to increased general and administrative expense reflecting the Consolidation. To a lesser degree, the general and administrative expense also increased due to higher legal fees relating to the prosecution or preparation of various antitrust claims in Australia and Puerto Rico, the litigation relating to the principals of our joint venture partner in the Whitehorse center, as well as several smaller disputes. In total, the general and administrative expense for fiscal 2002 was lower than the unconsolidated general and administrative expense of the three separate companies in the 2001 period by approximately $1,000,000.

      The Corporate other expense for fiscal 2002 doubled from fiscal 2001. This increase was due to the following factors:

•	$1,788,000 in higher interest expense due to the debt assumed in the one-time Consolidation and the discontinuation of the capitalization of construction period interest with the completion and opening of our ETRC in Wellington, New Zealand;

•	$455,000 less dividend income received due to the one-time Consolidation;

•	$446,000 increase in minority interest; and

•	$216,000 less in interest income received from affiliates due to the Consolidation.

      The above was offset by:

•	the one-time recovery of $911,000 in recovered farming loans;

•	$852,000 of impairment loss relating to available-for-sale securities;

•	$211,000 in higher equity income received from the New Zealand joint venture.

Business Plan, Capital Resources and Liquidity of the Company

Financial Condition

      Our business plan is to continue to identify, develop and acquire cinema, live theater properties and other properties that may be of an entertainment or non-entertainment nature, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. We continue to focus our acquisitions and development activities primarily in Australia and New Zealand as we believe that there are currently better opportunities in these markets than domestically. We actively continue to pursue efforts to dispose of our interests in Puerto Rico and have already disposed of all of our agricultural interests and assets, and our investment in certain marketable securities. We continue to close under-performing cinema assets, or to sell those which have value as real estate significantly in excess of their value as cinemas.

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

Operating Activities

      Cash provided by operations was $5,707,000 in 2003 compared with $3,165,000 in 2002, and cash used in operations of $2,265,000 in 2001. The increase in cash provided by operating activities between 2003 and 2002 of $2,542,000 is primarily due to improved cash flow from our cinema and theater operations and an increase in deferred revenues and liabilities.

      The increase in cash provided by operating activities between 2002 and 2001 of $5,430,000 is primarily due to the following reasons:

•	a $3,279,000 improvement in operating results after adjusting for depreciation and amortization;

•	a $1,110,000 recovery of loans to the Agricultural Partnerships that were previously written off; and

•	$2,459,000 due to an increase in deferred revenues and liabilities.

Investing Activities

      Cash used in investing activities was $3,708,000 in 2003, $9,892,000 in 2002 and $10,023,000 in 2001, primarily due to lower capital investments in 2003. Cash used in investing activities decreased in 2003 compared to 2002 and 2001. In 2003, we made capital investments on our Newmarket and Burwood projects and improvements to our Angelika New York and Village East cinemas. Also impacting investing activities was our purchase of a  1/3rd interest in a joint venture for approximately $2,178,000 in connection with our settlement of certain litigation as fully described in Note 6 to the consolidated financial statements. Cash used in investing was offset by the distributions we received from our joint venture partners.

      In 2002, we included $714,000 in recovery of debt previously written off from the agricultural partnerships which will be non-recurring in nature, since we have discontinued our agricultural operations and disposed of our agricultural assets.

Financing Activities

      Cash used in financing activities was $3,220,000 in 2003 compared to $3,624,000 of cash provided by financing activities for the same period in 2002. The decrease of $6,844,000 of cash provided by financing activities in the current year is primarily due to no further bank borrowing in Australia in 2003 compared to 2002.

      Cash provided by financing activities was $3,624,000 in 2002 and $17,154,000 in 2001. The reduction in cash provided by financing activities between 2002 and 2001 of $13,202,000 was primarily due to the following:

•	a one time cash receipt of $11,891,000 in 2001 due to the Consolidation; and

•	a $1,879,000 net decrease in funds received from borrowing after repayment of debt.

Contractual Obligations

      The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and lease obligations at December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008	Thereafter

Long-term debt	$1,930	$19,576	$1,759	$10,977	$11,627	$25,276
Lease obligations	11,231	10,924	10,067	10,199	34,271	83,147
Interest on long-term debt	1,176	1,146	1,117	1,081	993	5,512
Other long-term commitments	—	13,000	—	—	—	—

Total	$14,337	$44,646	$12,943	$22,257	$46,891	$113,935

Summary

      Our cash position at December 31, 2003 was $21,735,000 compared to $19,286,000 at December 31, 2002. At December 31, 2003, our working capital, contrary to industry norm, was positive at $797,000 compared to $124,000 at December 31, 2002. Over the past two years, we have implemented several measures that have had a positive effect on our overall liquidity, namely:

•	In October 2003, we finalized the sale of our Sutton Cinema located in Manhattan. Since we previously held the Sutton Property pursuant to an operating lease with an option to purchase, we expect the net economic effect of the sale to reduce our net expense by approximately $1,200,000 after the first anniversary year of the sale. In addition, our obligation to fund loans under the City Cinemas Standby Credit Facility has been reduced to $13,000,000.

•	In May 2003, in connection with the release of our rights in the Murray Hill option, we received $500,000 which was recorded as a gain to other income.

•	As of April 2003, we had disposed of 583,900 shares of our investment in marketable securities at a gain of approximately $235,000.

•	In January 2003, as part of our ongoing drive to reduce general and administrative expense and in keeping with our commitment to sell our Puerto Rico circuit, we consolidated our Puerto Rican administrative support function into our corporate office in Los Angeles, California. This consolidation allowed us to reduce our annual general and administrative expense by approximately $170,000.

•	During 2002, we recognized ongoing cost savings due to the synergies generated by the consolidation of RDGE, Citadel, which amounted to savings of approximately $1,000,000, based on the pre-consolidated general and administrative expenses of the three companies.

•	On December 17, 2002, we renegotiated and extended our AUS$30,000,000 loan facility, and signed final loan documents. Our new loan agreement provides for an AUS$15,000,0000 term loan and an AUS$15,000,000 revolving line of credit. The term loan and the revolving line of credit mature and become payable on January 2008 and January 2006, respectively. The loans are secured by our Australian assets. In addition, we began making quarterly repayments of AUS$250,000 starting on July 1, 2003.

•	On December 5, 2002, we made a final payment of $1,000,000 on two term notes in the amount of $2,25,000 bearing 8.25% interest to Messrs. James Cotter and Michael Forman, originally issued as payment for a 1/6th interest in the Angelika Film Center and certain rights and interests with respect to the City Cinemas cinema chain.

•	On November 29, 2002, we borrowed $2,500,000 pursuant to a loan agreement with a financial institution secured by our interest in the Royal George Theater. The loan is a 5-year term loan that accrues interest at a variable rate, 3.91% as of September 30, 2003, payable monthly in arrears. A significant portion of the proceeds were used to pay off the balance of the loan used to acquire the 1/6th interest in the Angelika Film Center described immediately above.

•	As of July 1, 2002, the Agricultural Partnerships in which we own a 40% interest, reconveyed the Big 4 Ranch to the original owner in consideration of the release from all obligations and liabilities otherwise owed to the original owner.

•	Commencing in February 2002, in consideration of the release of our rights in the Murray Hill Cinema under the City Cinemas Operating Lease, we effectively reduced our ongoing annual rental payment obligations under the City Cinemas Operating Lease by $825,000. Also our obligation to fund, beginning in 2007, certain loans to SHC was reduced by $10,000,000 from $28,000,000 to $18,000,000. Likewise, the exercise price of our option to acquire real property assets underlying the City Cinemas Operating Lease was reduced by $10,000,000 from $48,000,000 to $38,000,000.

      Based upon the current levels of the consolidated operations, anticipated cost savings and future growth, we believe our cash flow from operations, together with both the existing and anticipated lines-of-credit and other sources of liquidity (including future potential asset sales) will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures, potential tenant improvements and other operating needs. There can be no assurance, however, that the business will continue to generate cash flow at or above current levels or that estimated cost savings or growth will be achieved. Future operating performance and our ability to service or refinance existing indebtedness, is subject to future economic conditions and to financial and other factors, such as access to first-run films, many of which are beyond our control. If our cash flow from operations and/or proceeds from anticipated borrowings should prove to be insufficient to meet our funding needs, we would either:

•	defer construction of projects currently slated for land presently owned by us;

•	take on joint venture partners with respect to such development projects; and/or

•	sell assets.

      At the present time, included among the assets that are securing our AUS$30,000,000 loan facility is the 50-acre Burwood property, the three-acre Moonee Ponds property and our four-acre Newmarket property. Because of Australian operating losses that we incurred as we entered into the Australian market, these assets could be liquidated without the payment of any income taxes.

      We are currently in advanced discussions with our banks in Australia with a view of increasing our current AUS$30,000,000 loan facility to AUS$40,000,000, achieving lower financing costs, obtaining capital repayment deferral and releasing the Burwood, Newmarket and Moonee Ponds properties from the collateral pool. We can give no assurance that we will be successful in achieving any or all of these terms.

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

      We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. We review internal management reports on a monthly basis as well as monitor current and potential future competition in film markets for indications of potential impairment. We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment and we take into consideration, the seasonality of our business. If the sum of the estimated future cash flows, undiscounted, were to be less than the carrying amount of the asset, then an impairment would be recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on a discounted cash flow calculation. Goodwill and intangible assets are evaluated on a reporting unit basis which is basically our business segments. The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value. There are significant assumptions and estimates used in determining the future cash flows and terminal value. Accordingly, actual results could vary materially from such estimates. We had no impairment losses indicated or recorded for the year ended December 31, 2003.

      We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards. We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. As of December 31, 2003, we had recorded approximately $50,661,000 of deferred tax assets related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards and tax credit carryforwards. These deferred tax assets were fully offset by a valuation allowance in the same amount, resulting in a net deferred tax asset of $-0-. The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income. There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carryforwards and tax credit carryforwards.

      Due to our historical involvement in the railroad industry under RDGE, we have a number of former employees of RDGE claiming monetary compensation for hearing loss, black lung and other asbestos related illness suffered as a result of their past employment with RDGE. With respect to the personal injury claims, our insurance carrier generally pays approximately 98% of the claims and we do not believe that we have a significant exposure. However, we can give no assurance that such reimbursement will continue. In addition, we have an environmental contamination lawsuit with the City of Philadelphia that has been on going for some time. We intend to vigorously defend our position as we believe a complete disclosure about the property was made at the time we sold the property: however, no assurances can be given that we will prevail.

      From time to time, we are involved with claims and lawsuits arising in the ordinary course of our business which may include contractual obligations; insurance claims; IRS claims; employment matters; and anti-trust issues, among other matters as fully discussed below under Litigation.

Financial Risk Management

      Our internally developed risk management procedure, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations. Our primary exposure to fluctuations in the financial markets is currently due to changes in foreign exchange rates between U.S and Australia and New Zealand, and interest rates.

      After the Consolidation on December 31, 2001, we began recording unrealized foreign currency translation gains and losses. As our operational focus continues to shift to Australia and New Zealand, unrealized foreign currency translation gains and losses could materially affect our financial position. We currently manage our currency exposure by creating natural hedges in Australia and New Zealand. This involves local country sourcing of goods and services as well as borrowing in local currencies.

      Our exposure to interest rate risk arises out of our long-term debt obligations. Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a fixed rate into a variable rate and vice versa. Our internal procedures allow us to enter into derivative contracts on certain borrowing transactions to achieve this goal; however, to date, no such contracts had been utilized.

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

      The Internal Revenue Service (the “IRS”) has completed its audits of the tax return of RDGE for its tax year ended December 31, 1996, and the tax return of CRG for its tax year ended June 30, 1997. With respect to both of these companies, the principal focus of these audits had been the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by RDGE from CRG as a part of a private placement of securities by RDGE closed in October 1996.

      By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposes that the gain on the disposition by RDGE. of Stater Stock, reported as taxable on the Reading return, should be reallocated to CRG. This proposed change would result in an additional tax liability for CRG of approximately $21,000,000 plus interest. As reported on RDGE’s return, the gain on the disposition of the Stater Stock was fully offset for regular income tax purposes by net operating losses, but gave rise to an alternative minimum tax liability of approximately $2,000,000. Under the Examination Report issued to RDGE, a consequence of the reallocation to CRG of the gain on the disposition of the Stater Stock is the elimination of RDGE’s alternative minimum tax liability, which would result in a refund to RDGE of approximately $2,000,000, plus interest.

      The Examination Report does not constitute a final determination of RDGE’s or CRG’s tax liability and CRG has sought review of these proposed changes with the IRS Office of the Regional Director of Appeals. Discussions with the Regional Director of Appeals are ongoing, as we continue to provide evidentiary and other materials in support of CRG’s tax position, and having now been apprised fully of the basis for the conclusions reached in the Examination Report, we continue to have confidence that CRG’s reported position will ultimately be upheld. Since these tax liabilities relate to time periods prior to the Consolidation, and since RDGE and CRG continue to exist as wholly owned subsidiaries of RII, it is expected that any adverse determination would be limited in recourse to the assets of RDGE or CRG, as the case may be, and not to the general assets of RII. At the present time, CRG’s assets are comprised principally of RII securities. Accordingly, we do not anticipate, even if there were to be an adverse judgment in favor of the IRS, that the satisfaction of that judgment would interfere with the internal operations or result in any levy upon or loss of any of its material operating assets. The satisfaction of any such adverse judgment would, however, be a material dilution to existing stockholder interest.

      CRG intends to vigorously contest the IRS’ proposed changes as set out in its Examination Report. However, no assurances can be given that CRG will quickly or ultimately prevail in its position. While RDGE does not intend to challenge the proposed finding in the Examination Report that it is entitled to a refund, in the event that CRG prevails in its appeal, the IRS would be free (absent a settlement with RDGE) to revisit its position with respect to the refund to RDGE and with respect to the availability of the RDGE losses to offset any gain in the disposition of the Stater Stock by RDGE.

Recent Accounting Pronouncements

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosures for defined benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of this statement did not have a material effect on our results of operations or financial condition.

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards of measurement and classification of certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 did not have a material impact on our consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. It is effective for contracts entered into or modified after September 30, 2003. We have no derivative instruments and we do not engage in any hedging activities with respect to foreign currency issues. SFAS No. 149 is not expected to have a material adverse impact on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIE’s”) and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. The provisions of FIN 46R are effective for the first reporting period ending after December 15, 2003 for entities considered to be special-purpose entities. The provisions for all other entities subject to FIN 46R are effective for financial statements of the first reporting period ending after March 15, 2004, but may be adopted earlier. As of December 31, 2003, we adopted the provisions of this interpretation, which did not have a material effect on our results of operations or financial condition.

      In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 significantly changes the current practice in accounting for and disclosure of, guarantees. Guarantees and indemnification agreements meeting the criteria established in FIN 45 must be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 became effective for financial statements issued for periods beginning after December 15, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

Business Climate

Cinema Exhibition — General

      The film exhibition market in Australia and New Zealand is highly concentrated. Typically, the Major Exhibitors own the newer multiplex and mega-plex cinemas, while the independent exhibitors typically have older and smaller cinemas. Accordingly, we believe it likely that the Major Exhibitors may control upwards of 75% of the total cinema box office in Australia and New Zealand. Also, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under shared facility arrangements, and have historically not engaged in head-to-head competition, except in the downtown areas of Sydney and Melbourne.

      The domestic cinema exhibition industry has undergone a major retrenchment and consolidation, creating considerable uncertainty as to the direction of the film exhibition industry, and our role in that market. Several major cinema exhibition companies went through bankruptcy over the past few years, or were otherwise financially restructured. Regal Cinemas emerged from bankruptcy and combined with Edwards and United Artists (which also went through bankruptcy) to create a 5,663-screen, 524-cinema circuit. In addition, in 2003, Regal acquired 554 screens in 52 cinemas that had been owned by Hoyts. Loews has likewise emerged from bankruptcy and now has approximately 2,451 screens in 264 cinemas located largely in principal urban markets in the US, Canada, and Europe. Landmark Theaters, the largest art and specialty film exhibitor in the U.S., also emerged from bankruptcy and is now owned by a large investment fund, that also has, directly or through its affiliates, material ownership interests in Loews and Regal. These companies, used bankruptcy to restructure their debt and to rid themselves of burdensome leases and in some cases to consolidate, are much stronger competitors than they were just a few years ago.

      A significant number of older conventional screens have, as a result of this consolidation process, been taken out of the market. It is estimated that the total domestic screen count has decreased from 35,804 in 2002 to 30,200 in 2003. Industry analysts project further consolidation in the industry, as players such as Cablevision and Hoyts seek to divest their domestic cinema exhibition assets. However, some issues have risen as to potential anti-trust limitations on such consolidation. For example, a recently announced plan to sell Landmark to the controlling stockholder of Loews was called off due, according to the parties, to regulatory issues. Accordingly, while recent developments have, in our view, aided the overall health of the domestic cinema exhibition industry, there remains considerable uncertainty as to the impact of this consolidation trend on us and our domestic cinema exhibition business as we are forced to compete with these stronger and reinvigorated competitors with their significant market power.

      There is also considerable uncertainty as to the future of digital exhibition and in-the-home entertainment alternatives. In the case of digital exhibition, there is currently considerable discussion within the industry as to the benefits and detriments of moving from conventional film projection to digital projection technology. There are issues as to when it will be available on an economically attractive bases, as to who, between the exhibitors and distributors, will pay for the conversion from conventional to digital technology between exhibitors and distributors, as to what the impact will be on film licensing expense, and as to how to deal with security and potential pirating issues if film is distributed in a digital format. In the case of in-the-

home entertainment alternatives, the industry is faced with the significant leaps achieved in recent periods in both the quality and affordability of in-the-home entertainment systems and in the accessibility to entertainment programming through cable, satellite and DVD distribution channels. These are issues common to both our domestic and international cinema operations.

Cinema Exhibition — North America

      In North America distributors may find it more commercially appealing to deal with major exhibitors, rather than to deal with independents like us, which tends to suppress supply screens in a very limited number of markets. This competitive disadvantage has increased significantly in recent periods with the development of mega circuits like Regal and Loews, who are able to offer distributors access to screens on a truly nationwide basis, or on the other hand, to deny access if their desires with respect to film supply are not satisfied.

      With the restructuring and consolidation recently undertaken in the industry, and the emergence of increasingly attractive in-home entertainment alternatives, it is unclear what the competitive future holds for our North American operations.

      These recent consolidations in the industry have adversely affected our ability to get film in certain domestic markets where we compete against major exhibitors. We have been involved in litigation against Regal, Loews, and certain of the major film distributors in order to regain access to top-grossing first-run film in the Union Square area of Manhattan. However, litigation of this type is expensive, and no assurances can be given that our efforts will be successful. Moreover, several major distributors announced that they will no longer supply our domestic cinemas with film due to our lawsuit. This litigation is ongoing and we can give you no assurances that we will prevail.

      We believe that the reorganization and restructuring of the domestic cinema exhibition market will produce opportunities for us to grow our art and specialty circuit by acquiring, on favorable terms, rights to operate cinemas no longer seen as suitable or competitive as conventional first run film venues, or for other reasons no longer attractive to other exhibitors. We cannot assure you that such opportunities will evolve and we do not intend to aggressively pursue such opportunities. If such opportunities do not become available, we will focus on the operation of our existing cinemas and the exploitation of the real estate elements underlying those cinemas.

Cinema Exhibition — Australia/New Zealand

      The film exhibition industry in Australia and New Zealand is somewhat vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors, also serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow.

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

      In December 2002, the Major Exhibitors acquired Val Morgan, the principal lessee of screen advertising space in Australia and New Zealand. During 2003 and 2002, we received approximately $1,339,000 (AUS$1,681,000 and NZ$396,000) and $1,254,000 (AUS$1,942,000 and NZ$308,000), respectively, from Val Morgan for screen advertising. Notwithstanding concerns expressed by us and other independent exhibitors to the ACCC that such an arrangement would give the Major Exhibitors an unfair competitive advantage in the area of screen advertising, the ACCC ultimately approved the acquisition due to concerns that but for the intervention of the Major Exhibitors Val Morgan would fail. Our contract with Val Morgan expired on July 1, 2003 and under the terms approved by the ACCC, future net revenues are to be split 50/50 between Val Morgan and us for the advertising shown at our cinemas. However, we have no control over Val Morgan’s costs. In light of the fact that Val Morgan was unable to operate profitably under its prior contracts with exhibitors, we believe that future revenues from screen advertising will be less, and may be materially less, than those realized in 2003 and 2002. The impact of this decline in screen advertising revenues is being mitigated to a certain extent at our parent company level due to the strengthening of the Australian and New Zealand dollars compared to the U.S. dollar.

Cinema Exhibition — Puerto Rico

      Based upon number of screens, box office revenues and number of theaters, we are the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 2003, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited, but our principal competitor is expected to continue to open theaters competitive with ours. Caribbean Cinemas, our principal competitor, currently operates screens representing approximately 82% of the total box office generated in Puerto Rico. We expect our percentage of that market to go down and our competitor’s percentage of that market to go up, in light of recently opened screens and screens slated to be opened this year.

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

      Due to high land values and high construction costs in urban areas, and the parking requirements for such facilities, there are significant barriers to the construction of new theaters in both Manhattan and Chicago. As a result, in addition to a 499-seat theater that opened in the fall of 2002, there are only two more Off Broadway style theater complexes currently under development in Manhattan: One complex with two 499-seat theaters and two 360-seat theaters which is expected to open in fall 2004 and the other complex with one 499-seat theater, one 399-seat theater, and one 199-seat theater which is still in the early stages of construction and uncertain as to its opening date. The new Off Broadway theater that opened in 2002 has a rental package that is significantly higher than our packages.

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

      Generally, we file consolidated or combined tax returns in jurisdictions that permit or require such filings. For jurisdictions which do not permit such a filing, we may owe income, franchise, or capital taxes even though, on an overall basis, we may have incurred a net loss for the tax year.

Forward-Looking Statements

      This annual report contains forward-looking statements regarding, among other items:

•	cash flow available to be applied to debt reduction or servicing and the availability of additional financing;

•	our business strategy;

•	the impacts of recent accounting changes;

•	anticipated trends in our business;

•	our liquidity requirements and capital resources;

•	anticipated proceeds from sales of assets;

•	potential IRS claims resolution;

•	the effects of inflation on our operations;

•	effect of changes in relative currency value on our operations and profitability; and

•	earnings and sales growth.

      These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

•	loss of market share or decline in margins through aggressive competition in the exhibition market;

•	results of litigation such as our current antitrust litigation in New York;

•	developments in the home entertainment market, such as the development of new and improved audio and video technology and software delivery systems;

•	quality and quantity of film releases and availability of film;

•	demand for retail space;

•	fluctuations in foreign exchange rates and interest rates;

•	global economic and political conditions;

•	unanticipated reductions in cash flow and difficulty in sales of assets;

•	the finalization of new credit lines;

•	rates of inflation;

•	government regulation; and

•	other factors that cannot be identified at this time.

      Although we believe we have the exhibition and real estate resources to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurance that events anticipated by these forward-looking statements will in fact transpire as expected.

Item 7A — Quantitative and Qualitative Disclosure about Market Risk

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

      At December 31, 2003, approximately 46% and 16% of our assets (determined by the book value of such assets) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $18,916,000 in cash and cash equivalents. At December 31, 2002, approximately 43% and 16% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $14,597,000 in cash and cash equivalents.

      Our policy in Australia and New Zealand is to match revenue and expenses, whenever possible, in local currencies. As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies. Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense. The resulting natural operating hedge has led to a negligible foreign currency effect on our earnings. As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.

      Our policy is to borrow in local currencies to finance the development and construction of our entertainment complexes in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 72% and 38% of our Australian and New Zealand assets (based on book value), respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars. At the present time, we have no plan to hedge such exposure. While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.

      Commencing in 2002, we also began recording unrealized foreign currency translation gains or losses which could materially affect our financial position. We have recorded an unrealized foreign currency translation gain of approximately $31,160,000 and $7,786,000 as of December 31, 2003 and 2002, respectively.

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

      The majority of our Australian and New Zealand bank loans have variable rates and a change of approximately 1% in short-term interest rates would have resulted in approximately $423,000 increase or decrease in our 2003 interest expense.

      The majority of our U.S. bank loans have fixed interest rates; however, one of our domestic loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in approximately $23,000 increase or decrease in our 2003 interest expense.

Item 8 —	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders

Reading International, Inc.
Los Angeles, California:

      We have audited the accompanying consolidated balance sheets of Reading International, Inc., and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 12, 2004

READING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of December 31, 2003 and 2002

	December 31,

	2003	2002

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$21,735	$19,286
Receivables	4,787	3,765
Inventory	518	452
Investment in marketable securities	85	1,016
Restricted cash	456	341
Prepaid and other current assets (Note 11)	2,612	2,529
Deferred income tax assets, net (Note 19)	—	1,008

Total current assets	30,193	28,397
Rental property, net (Note 7)	7,916	8,438
Property & equipment, net (Note 8)	122,546	101,481
Property held for development	24,364	19,745
Investment in Joint Ventures (Note 9)	3,407	1,120
Note receivable (Note 4)	13,000	—
Capitalized leasing costs (Note 7)	411	544
Goodwill, net (Note 10)	5,090	5,021
Intangible assets, net (Note 10)	12,248	14,381
Other noncurrent assets (Note 11)	3,691	3,645

Total assets	$222,866	$182,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$13,222	$13,183
Film rent payable	4,489	4,092
Notes payable — current portion (Note 13)	1,930	2,119
Income taxes payable (Note 19)	7,046	7,435
Deferred current revenue	1,561	1,150
Other current liabilities (Note 14)	1,148	294

Total current liabilities	29,396	28,273
Note payable — long-term portion (Note 13)	69,215	48,121
Deferred noncurrent revenue	1,143	659
Other noncurrent liabilities (Note 14)	10,133	9,517

Total liabilities	109,887	86,570

Commitments and contingencies (Note 17)
Minority interest in consolidated affiliate (Note 15)	4,488	4,937
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 33,858,310 issued and 19,866,876 outstanding at December 31, 2003 and 33,858,310 issued and 20,484,813 outstanding at December 31, 2002 (Note 18)	199	205
Class B Voting Common stock, par value $0.01, 20,000,000 shares authorized, 2,032,414 issued and outstanding at December 31, 2003 and 1,989,589 issued and 1,336,334 outstanding at December 31, 2002 (Note 18)	20	13
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized	—	—
Additional paid-in capital	123,516	123,517
Accumulated deficit	(46,440)	(40,512)
Accumulated other comprehensive income (Note 21)	31,196	8,042

Total stockholders’ equity	108,491	91,265

Total liabilities and stockholders’ equity	$222,866	$182,772

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Years Ended December 31, 2003

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except per share amounts)
Operating revenue
Theater	$85,763	$79,911	$20,045
Real estate	7,976	6,489	3,617
Other	—	86	82

	93,739	86,486	23,744

Operating expense
Theater	68,572	65,493	16,532
Real estate	5,002	4,044	1,304
General and administrative	13,502	14,221	7,246
Depreciation and amortization	12,003	8,705	2,044

	99,079	92,463	27,126

Operating loss	(5,340)	(5,977)	(3,382)
Non-operating income (expense)
Interest income	808	512	561
Interest expense	(4,231)	(3,288)	(1,500)
Equity earnings of affiliates	588	211	—
Earnings from investment advances to Agricultural Partnerships (Note 9)	—	1,110	199
Gain (loss) on marketable securities	235	—	(852)
Gain on sale of assets	148	—	—
Dividends on Reading Preferred Stock	—	—	455
Equity earnings of Angelika Film Center LLC (Note 9)	—	—	124
Other income (expense) (Note 6)	2,824	(55)	46

Loss before minority interest and income taxes	(4,968)	(7,487)	(4,349)
Minority interest	(249)	(461)	(15)

Loss before taxes	(5,217)	(7,948)	(4,364)
Income tax expense (Note 19)	711	6	208

Net loss	$(5,928)	$(7,954)	$(4,572)

Basic and diluted loss per share	$(0.27)	$(0.36)	$(0.21)
Weighted average number of shares outstanding	21,860,222	21,821,236	9,980,946

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002, and 2001

	Common Stock						Accumulated	Note
					Additional		Other	Receivable	Total
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	from	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income/(Loss)	Stockholder	Equity

	(In thousands)
At January 1, 2001	7,958	$80	1,990	$20	$69,571	$(27,986)	$(559)	$(1,998)	$39,128
Net loss	—	—	—	—	—	(4,572)	—	—	(4,572)
Other comprehensive income — Unrealized gain on securities	—	—	—	—	—	—	507	—	507

Total comprehensive loss	—	—	—	—	—	—	—	—	(4,065)
RII Class A common stock issued for Consolidation	12,527	125	(654)	(7)	53,946	—	—	1,998	56,062

At December 31, 2001	20,485	$205	1,336	$13	$123,517	$(32,558)	$(52)	$—	$91,125
Net loss	—	—	—	—	—	(7,954)	—	—	(7,954)
Other comprehensive income	—	—	—	—	—	—	—	—	—
Cumulative foreign exchange rate adjustment	—	—	—	—	—	—	7,786	—	7,786
Unrealized gain on securities	—	—	—	—	—	—	308	—	308

Total comprehensive income	—	—	—	—	—	—	—	—	140

At December 31, 2002	20,485	$205	1,336	$13	$123,517	$(40,512)	$8,042	$—	$91,265
Net loss	—	—	—	—	—	(5,928)	—	—	(5,928)
Other comprehensive income	—	—	—	—	—	—	—	—	—
Cumulative foreign exchange rate adjustment	—	—	—	—	—	—	23,373	—	23,373
Unrealized (loss) gain on securities	—	—	—	—	—	—	(219)	—	(219)

Total comprehensive income	—	—	—	—	—	—	—	—	17,226

Class A common stock received from stockholder in exchange for Class B common stock	(618)	(6)	—	—	(1)	—	—	—	(7)
Class B common stock issued	—	—	696	7	—	—	—	—	7

At December 31, 2003	19,867	$199	2,032	$20	$123,516	$(46,440)	$31,196	$—	$108,491

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Years Ended December 31, 2003

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Operating Activities
Net loss	$(5,928)	$(7,954)	$(4,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,003	8,705	2,044
Gain on settlement of litigation	(2,259)	—	—
Gain on sale of assets	(178)	—	—
Equity earnings from affiliates	(588)	(211)	(124)
Minority interest	249	461	15
Earnings from investment advances to Agricultural Partnerships	—	(1,110)	(199)
Other, net	243	56	(30)
Changes in assets and liabilities:
Increase in receivables	(806)	(83)	(1,108)
Decrease (increase) in prepaid and other assets	1,702	(209)	658
(Decrease) increase in payable and accrued liabilities	(1,626)	1,503	914
(Decrease) increase in film rent payable	(4)	509	(770)
Increase in deferred revenues and other liabilities	2,899	1,498	907

Net cash provided by (used in) operating activities	5,707	3,165	(2,265)

Investing Activities
Proceeds from disposal of assets	932	—	—
Purchase of property and equipment, net	(2,889)	(4,511)	(868)
Additions to property held for development	(888)	(5,926)	—
Investment in Cinema Joint Ventures	(2,032)	(85)	—
Decrease in restricted cash	65	194	—
Distribution from Cinema Joint Ventures	1,104	436	302
Purchase of live theater assets	—	—	(7,751)
Purchase of domestic cinema assets	—	—	(1,706)

Net cash used in investing activities	(3,708)	(9,892)	(10,023)

Financing Activities
Repayments of debt	(1,431)	(4,958)	(151)
Distributions to minority interest	(1,789)	(328)	—
Proceeds from borrowings	—	8,130	5,202
Borrowing of Agricultural Partnerships	—	—	(186)
Repayments from Agricultural Partnerships and Joint Ventures	—	780	398
Cash receipt due to Consolidation	—	—	11,891

Net cash (used in) provided by financing activities	(3,220)	3,624	17,154

(Decrease) increase in cash and cash equivalents	(1,221)	(3,103)	4,866
Effect of exchange rate on cash	3,670	1,513	—
Cash and cash equivalents at beginning of year	19,286	20,876	16,010

Cash and cash equivalents at end of year	$21,735	$19,286	$20,876

Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings, net of $178,000 capitalized for property under development in 2002 and $NIL in 2003	$3,938	$3,307	$1,315
Income taxes	$524	$18	$129
Non-Cash Transactions
Sale of Sutton Cinema (Note 4)
Common Stock Issued for stock options exercised (Note 2)
Consolidation of CDL, RDGE, and CRG (Note 5)

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

Note 1 — Nature of Business

      Reading International, Inc., a Nevada corporation (“RII” and collectively with its consolidated subsidiaries and corporate predecessors, the “Company,” or “Reading”), is the corporate successor to the Reading Railroad, initially organized in Pennsylvania in 1833. RII was incorporated in 1999 and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”), is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”), and Citadel Holding Corporation (“CDL”). Its businesses consist primarily of:

•	The development, ownership and operation of multiplex cinemas in the United States, Australia, New Zealand and Puerto Rico;

•	the development, ownership and operation of cinema-based entertainment-themed retail centers (“ETRC”) in Australia and New Zealand;

•	the ownership and operation of “Off Broadway” style live theaters in Manhattan and Chicago; and

•	the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States as a business ancillary to the development and operation of cinemas, cinema-based ETRC’s and live theaters.

Note 2 — Employee Stock Option Plans

      The 1999 Stock Option Plan of CDL (“1999 Stock Option Plan”) authorizes the grant of options to certain employees and directors of the Company or any Company “affiliate,” as defined in the 1999 Plan, at exercise prices not less than the market price at the date of grant. Employees are eligible for incentive stock options (“ISO’s”) and employees and directors are eligible for what are commonly known as “nonqualified options” (“NQO’s”). Options may be granted for ten years from the date of the plan’s adoption, and options granted under the 1999 Plan expire ten years after the grant date unless extended. The options are exercisable in installments, generally beginning one year after the date of grant, except for shares granted to directors which vest immediately.

      The 1999 Stock Option Plan is administered by an Administrator who determines the persons to whom the options should be granted, sets the number and timing of any options granted, and prescribes the rules and regulations applicable to the options. The Board of Directors has formed the “Stock Option and Compensation Committee,” which is comprised entirely of independent non-employee directors, to be the Administrator of the 1999 Plan. Directors Gerard Laheney, William C. Soady and Alfred Villaseñor Jr. served as the members of the Stock Option and Compensation Committee in Fiscal 2003.

      As fully described in Note 5, on December 31, 2001, CDL, RDGE and CRG consolidated to form one company. Pursuant to the Merger Agreement, the RDGE and CRG stock options were converted into either CDL Class A or CDL Class B stock options at an exchange ratio of 1.25 and 1.17, respectively. The RDGE

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

and CRG stock options outstanding at December 31, 2001 of 790,232 and 729,940 shares, respectively, were converted into 285,350 and 1,556,470 shares of CDL Class A and Class B shares, respectively.

			Weighted Average		Number of Exercisable
	Common Stock Options		Price		Options

	Class A	Class B	Class A	Class B	Class A	Class B

Outstanding-December 31, 2000	163,000	2,000	$2.76	$3.43	94,000	2,000

Consolidation conversion	285,350	1,556,470	$6.84	$8.10	234,250	1,556,470
Expired	(43,100)	(327,000)	$6.20	$10.24	(43,100)	(327,000)
Granted/ Vested	—	—	$—	$—	18,500	—

Outstanding-December 31, 2001	405,250	1,231,470	$5.40	$8.10	303,650	1,231,470
Expired	(51,250)	(350,290)	$5.24	$11.20	(43,750)	(350,290)
Granted/ Vested	1,105,000	—	$3.75	$—	709,688	—

Outstanding-December 31, 2002	1,459,000	881,180	$4.15	$6.08	969,588	881,180
Exercised	—	(696,080)	$5.06	$5.06	—	(696,080)
Expired/ Forfeited	(101,800)	—	$4.10	$—	(101,800)	—
Granted/ Vested	141,000	—	$4.01	$—	35,250	—

Outstanding-December 31, 2003	1,498,200	185,100	$4.77	$9.90	903,038	185,100

      During 2003, an officer of the Company exercised options to acquire 696,080 shares of Class B common stock by exchanging shares of Class A common stock for such options.

      The weighted average remaining contractual life of all options outstanding at December 31, 2003 was approximately 3.49 years.

      The following table shows the range of exercise prices for options outstanding as of December 31, 2003 and 2002:

	Number Outstanding at
	December 31

Class A Common Stock Range of Exercise Price	2003	2002

$ 2.00 to $ 4.99	1,221,000	1,181,800
$ 5.00 to $ 9.99	90,950	90,950
$10.00 to $13.00	186,250	186,250

Total Outstanding	1,498,200	1,459,000

	Number Outstanding
	at December 31

Class B Common Stock Range of Exercise Price	2003	2002

$ 2.00 to $ 4.99	—	—
$ 5.00 to $ 9.99	17,550	713,630
$10.00 to $13.00	167,550	167,550

Total Outstanding	185,100	881,180

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      Pro forma net earnings and earnings per share information reflecting the fair value approach to valuing stock options and the corresponding increase in compensation expense is required by SFAS No. 123, Accounting for Employee Stock Options for each year that the Company granted stock options. In 2003, the Company granted 141,000 options to purchase shares of Class A Stock. In 2002, the Company granted options to purchase 1,105,000 shares of Class A Stock. All of the options granted in 2003 are NQO’s. Of the options granted in 2002, 975,000 were granted outside the plan as NQO’s and 130,000 were granted under the 1999 Stock Option Plans and are ISO’s. No options were granted in the year ended December 31, 2001. The fair value of the options granted in 2003 and 2002 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002

Stock option exercise price	$4.01	$3.75
Risk-free interest rate	4.04%	3.06%
Expected dividend yield	—	—
Expected option life	9.9 yrs	9.9 yrs
Expected volatility	58.20%	50.24%
Weighted average fair value	$2.83	$1.54

      Under SFAS No. 123, the pro forma effect of issuing these options would have been to increase the net loss for the years ended December 31, 2003 and 2002 by approximately $287,000 and $1,330,000, respectively. The effect on the Company’s loss per share would have been to increase the basic and diluted loss per share from $(0.27) to $(0.28) for the year ended December 31, 2003. For the year ended December 31, 2002, the Company’s basic and diluted loss per share would have been increased from $(0.36) per share to $(0.41) per share. To determine the pro forma adjustments, the estimated compensation expense related to the issuance of stock options is amortized over the vesting period.

Note 3 — Summary of Significant Accounting Policies

Basis of Consolidation

      The consolidated financial statements of RII and its subsidiaries include the accounts of CDL, RDGE and CRG. Also consolidated are the variable interest entities, Angelika Film Center (“AFC”), of which RII owns a 50% interest, the Australia Country Cinemas Pty, Limited (“ACC”), a company owned 75% by Reading Australia and Elsternwick, a joint venture in which RII has a 66.6% interest with the original owner.

      The Company has concluded that all other variable interests are appropriately accounted for using the equity method, and accordingly, the Company’s investments in 20% to 50% owned companies are accounted for on the equity method.

Accounting Principles

      The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Cash and Cash Equivalents

      Reading considers all highly liquid investments with original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2003 and 2002 is approximately $9,733,000 and $6,974,000, respectively, of funds being held in institutional money market mutual funds.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Receivables

      Reading’s trade receivable balance is comprised primarily of credit card receivables. Cinema ticket sales charged on customer credit cards are collected when the credit card transactions are processed. The remaining receivable balance is primarily made up of the goods and services tax (“GST”) refund receivable from the Australian taxing authorities and the management fee receivable from the managed cinema. Reading has no history of significant bad debt losses and believes its receivables to be fully collectible.

Inventory

      Inventory is comprised of concession goods used in theater operations and is stated at the lower of cost (first-in, first-out method) or net realizable value.

Investment in Marketable Securities

      Marketable securities at December 31, 2003 and 2002 consist of corporate equity securities. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

      A decline in the market value of a security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

Fair Value of Financial Instruments

      The carrying amounts of the Company’s cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities. The carrying amounts of the Company’s variable-rate secured debt approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to the Company.

      For fixed-rate secured debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s fixed-rate secured debt was approximately $14,693,000 and $15,065,000 at December 31, 2003 and 2002, respectively.

Property Held For Development

      Property held for development consists of land (including land acquisition costs) acquired for the potential development of multiplex cinemas and/or ETRC’s and currently held for development purposes. Property held for development is carried at cost. At the time construction of the related multiplex cinema, ETRC, or other development commences, is transferred to property and equipment and accounted for as construction-in-progress.

Property

      Rental property consists of land and buildings. Property and equipment consists of land, buildings, leasehold improvements, fixtures and equipment. Property is carried at cost and depreciated over the useful lives of the related assets. In accordance with US GAAP, land is not depreciated.

Construction-in-Progress and Property Development Costs

      Construction-in-progress and property development costs are comprised of direct costs associated with the development of potential cinemas (whether for purchase or lease), ETRC locations or other improve-

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

ments to real property, specifically in those cases where properties acquired for entertainment purposes have been applied to other uses. Startup costs and other costs not directly related to the acquisition of long term assets are expensed as incurred. Amounts are carried at cost unless management decides that a particular location will not be pursued to completion or if the costs are no longer relevant to the proposed project. Costs which have been previously capitalized but are deemed by management to no longer be of value are expensed.

Depreciation and Amortization

      Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are generally as follows:

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

Advertising Costs

      Reading expenses the costs of advertising as incurred. Advertising expense for the year ended December 31, 2003 approximated $2,976,000.

Revenue Recognition

      Revenue from cinema ticket sales and concession sales are recognized when sold. Revenue from gift certificate sales is deferred and recognized when the certificates are redeemed. Rental revenue is recognized when the rent becomes due as specified in the lease agreements.

Translation of Non-U.S. Currency Amounts

      The financial statements and transactions of Reading’s Australian and New Zealand cinema and real estate operations are reported in the functional currencies, namely Australian and New Zealand dollars, respectively and are translated into U.S. dollars. Assets and liabilities of these operations are denominated in functional currency and are translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported as “Accumulated Other Comprehensive Income,” a component of Stockholders’ Equity.

      The carrying value of the Reading’s Australian and New Zealand assets fluctuates due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollar. The respective exchange rates of the U.S. dollar to the Australian dollar were $0.7520 and $0.5625 as of December 31, 2003 and 2002, respectively. The respective exchange rates of the U.S. dollar and New Zealand dollar were $0.6557 and $0.5239, as of December 31, 2003 and 2002, respectively.

Earnings Per Share

      Basic earnings per share is calculated using the weighted average number of shares of Class A and Class B Stock outstanding during the years ended December 31, 2003, 2002, and 2001, respectively. Diluted

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Stock options to purchase 1,683,300, 2,340,180 and 1,996,820 shares of common stock were outstanding at December 31, 2003, 2002, and 2001, respectively, at a weighted average exercise price of $4.77, $4.87 and $7.50 per share, respectively. During the years ended December 31, 2003, 2002 and 2001, the Company recorded net losses and therefore, the effect of the stock options was anti-dilutive and accordingly, excluded from the earnings per share computation.

Accounting for the Impairment of Long Lived Assets

      Long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that an impairment may have occurred. No impairment loss was recorded in the three years ended December 31, 2003.

Goodwill and Intangible Assets

      In June 2001, SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, were issued and are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives of its other intangible assets as well as perform a transitional impairment test of indefinite-lived intangible assets.

Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosures for defined benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards of measurement and classification of certain financial instruments with characteristics of both liabilities and equity. The statement was effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. It is effective for contracts entered into or modified after September 30, 2003. The Company has no derivative instruments and does not engage in any hedging activities with respect to foreign currency issues. SFAS No. 149 did not have a material adverse impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIE’s”) and how to determine when

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

and which business enterprises should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. The provisions of FIN 46R became effective for the first reporting period ending after December 15, 2003 for entities considered to be special-purpose entities. The provisions for all other entities subject to FIN 46R are effective for financial statements of the first reporting period ending after March 15, 2004, but may be adopted earlier. As of December 31, 2003, the Company adopted the provisions of this interpretation, which did not have a material effect on the Company’s results of operations or financial condition.

      In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 significantly changes the current practice in accounting for and disclosure of guarantees. Guarantees and indemnification agreements meeting the criteria established in FIN 45 must be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 became effective for financial statements issued for periods beginning after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

Use of Estimates

      The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Reclassifications

      Certain amounts in previously issued financial statements have been reclassified to conform to the 2003 financial statement presentation.

Note 4 — Related Parties and Transactions

Sutton Hill Transaction

      In July 2000, the Company acquired from Sutton Hill Capital, LLC (“SHC”) the Manhattan based City Cinemas circuit in a transaction structured as a 10 year operating lease (the “City Cinemas Operating Lease”) with options either to extend the lease for an additional 10 year term or, in the alternative, to purchase the improvements and certain of the real estate assets underlying that lease (the “City Cinemas Purchase Option”). The Company paid an option fee of $5,000,000, applicable against the purchase price if it elected to exercise the City Cinemas Purchase Option. The aggregate exercise price of the City Cinemas Purchase Option was $48,000,000, and rent was calculated to provide an 8.25% yield (subject to a modified cost of living adjustment) on the difference between the exercise price and the $5,000,000 option fee. Incident to that transaction, the Company agreed to lend to SHC (the “City Cinemas Standby Credit Facility”) up to $28,000,000, beginning in July 2007 all due and payable in December 2010 (the principal balance and accrued interest on any such loan also to be applied against the option exercise price, if exercised). The interest rate on the City Cinemas Standby Credit Facility was also fixed at 8.25%, subject to the same modified cost of living adjustment used to calculate rent under the City Cinemas Operating Lease. The Company has no legal obligation to exercise either the option to extend the City Cinemas Operating Lease or the City Cinemas Purchase Option. However, the Company’s recourse against SHC on the City Cinemas Standby Credit

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Facility is limited to the assets of SHC which consist entirely of the assets subject to the City Cinemas Purchase Option. In this annual report, the Company refers to the transaction memorialized by the City Cinemas Operating Lease, City Cinemas Purchase Option and City Cinemas Standby Credit Agreement as the City Cinemas Transaction. Because the City Cinemas Operating Lease is an operating lease and since the City Cinemas Standby Credit Facility was, in the Company’s view, adequately secured, no asset or liability was established on the balance sheet with respect to the City Cinemas Transaction.

      Since the Company entered into the City Cinemas Transaction, two of the cinema properties involved in that transaction have been sold to third parties for redevelopment: the Murray Hill Cinema and the Sutton Cinema. These purchasers paid $10,000,000 and $18,000,000 respectively for these two properties, which included the cost of acquiring the fee interest in these properties held by Nationwide Theaters (an affiliate of SHC), the leasehold interest of SHC, and the Company’s rights under the City Cinemas Operating Lease and the City Cinemas Purchase Option. Since the Company believed that a sale of these properties at these prices was more beneficial than continuing to operate them as cinemas, and since the original City Cinemas Transaction did not contemplate a piece-meal release of properties or give the Company the right to exercise its City Cinemas Purchase Option either (i) on a piece-meal basis or (ii) prior to July 2010, the Company worked with SHC to devise a transaction that would allow it to dispose of its collective interests in these properties while preserving the fundamental benefits of the transaction for the Company and SHC. Included among the benefits to be preserved by SHC was the deferral of any capital gains tax with respect to the transfer of the remaining properties until 2010 and assurances that the various properties involved in the City Cinemas Transaction would only be acquired by the Company on an “all or none” basis. Included among the benefits to be preserved for the Company was the right to get the benefit of 100% of any appreciation in the properties underlying the City Cinemas Operating Lease between the date of that lease (July 2000) and the date any such properties were sold, provided that the Company ultimately exercised its purchase rights under the City Cinemas Purchase Option.

      As a result of these negotiations and the sale of these two properties, the Company’s rent under the City Cinemas Operating Lease has been reduced by approximately $1,246,000 per annum, the exercise price of the City Cinemas Purchase Option has been reduced from $48,000,000 to $33,000,000, and the Company’s funding obligation under the City Cinemas Standby Line of Credit has been reduced from $28,000,000 to $13,000,000. In addition, the Company received in consideration of the release of its interest in the Murray Hill Cinema a cash payment of $500,000. In consideration of the transfer of the Company’s interest in the Sutton Cinema, the Company has, in addition, received a $13,000,000 purchase money promissory note (the Sutton Purchase Money Note”) secured by a first mortgage on the Sutton Cinema property (the “Sutton Purchase Money Mortgage”), and a right to acquire up to a 25% interest in the special purpose entity formed to redevelop the Sutton Cinema property for a prorate capital contribution (the “Sutton Reinvestment Option”). If the Company elects not to exercise its Sutton Reinvestment Option, it will receive an in lieu fee of $650,000. The Sutton Purchase Money Note is all due and payable on October 21, 2005, and bears interest for the first year at 3.85%, increasing in the second year to 8.25%. The Sutton Purchase Money Note may be prepaid at any time, and the Company has reserved the right to operate the Sutton Cinema until, in essence, the Sutton Purchase Money Promissory Note is paid. The Company is currently advised by the purchaser that it anticipates paying off the Sutton Purchase Money Note and taking possession of the Sutton Cinema before the end of this year.

      In keeping with the “all or none” nature of the Company’s rights under the City Cinemas Purchase Option, the Company has agreed to use the principal proceeds of the Sutton Purchase Money Promissory Note to fund the remaining $13,000,000 obligation under the City Cinemas Standby Credit Facility, and has granted SHC a security interest in the Sutton Purchase Money Note and Sutton Purchase Money Mortgage. The Company has also agreed that the principal amount of the City Cinemas Standby Credit Facility will be forgiven if it does not exercise its purchase rights under the City Cinemas Purchase Option. Accordingly, if the Company exercises its rights under the City Cinemas Purchase Option to purchase the remaining City

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Cinemas assets, the Company will be acquiring the remaining assets subject to the City Cinemas Operating Lease for an additional cash payment of $15,000,000, (offsetting against the current $33,000,000 exercise price, the previously paid $5,000,000 deposit and the $13,000,000 principal amount of the City Cinemas Standby Credit Facility) and will receive, in essence, the benefit of 100% of the appreciation in all of the properties initially subject to the City Cinemas Operating Lease between July 2000, and the date such properties were either disposed of or acquired by the Company pursuant to the City Cinemas Purchase Option. If the Company does not exercise its option to purchase, then the City Cinemas Credit Facility will be forgiven, and the Company will not get the benefit of such appreciation.

      In the event that the Sutton Purchase Money Note is not timely paid, then unless the Company finds a substitute source of funding for the City Cinemas Credit Facility, SHC may foreclose on the Sutton Property, in which case the property would be returned to the City Cinemas Operating Lease and the City Cinemas Purchase Option. While the loan was made to a special purpose entity, the Company does not believe that there is any material likelihood of nonpayment of the Sutton Purchase Money Note.

      The Company has also negotiated the right to use up to $5,000,000 of the principal proceeds from the Sutton Purchase Money Note to fund all or a portion of our Sutton Reinvestment Option, should the Company choose to exercise that option. The Company has not yet made a determination whether or not to exercise that option. Given the progress that is being made by the developer, it is likely that the Company will be called upon to make a decision whether or not to exercise its Sutton Reinvestment Option by the middle of this year. If the Company uses a portion of the principal Proceeds of the Sutton Purchase Money Promissory Note for this purpose, then SHC’s draw down rights with respect to such amount under the City Cinemas Standby Credit Facility will be deferred.

      Since the Murray Hill Cinema sale transaction was structured as a release of the Company’s leasehold interest in the Murray Hill Cinema, the Company did not recognize any gain or loss for either book or tax purposes, other than the $500,000 in lieu fee, which was recognized as non-operating income. The Company likewise did not book any gain or loss on the disposition of the Sutton Cinema for book purposes. However, the Company will recognize gain in the amount of approximately $13,000,000 for state and federal tax purposes, which gain will be offset against net operating losses. Notwithstanding this offset, the Company will still be liable for alternative minimum tax on the transaction. Any such alternative minimum tax will, however, be offset against the Company’s future tax liabilities.

      Each of the above modification transactions involved was reviewed by a committee of the independent directors of the Board of Directors with the assistance of outside counsel. In each case, the independent directors of the applicable committee have found the transaction to be fair and in the best interests of Reading and its public stockholders.

      Reflecting the disposition of the Murray Hill Cinema and the Sutton Cinema and the amendments to date with respect to the City Cinemas Operating Lease, the City Cinemas Purchase Option, the Company is currently paying SHC rent of $2,394,000 per year on a triple net basis. For the years ended December 31, 2003 and 2002, rent expense to SHC was $2,674,000 and $2,815,000, respectively. The Company intends to fund between $8,000,000 and $13,000,000 of its remaining obligation under the City Cinemas Standby Credit Facility from the principal payment of the Sutton Purchase Money Note (which will effectively reduce the Company’s rent obligation under the City Cinemas Operating Lease to between $1,708,000 and $1,260,000 year, depending on the extent to which the Company uses such proceeds to fund its obligations under the City Cinemas Standby Credit Facility), and have the option to purchase in July 2010 the remaining assets under the City Cinemas Operating Agreement (SHC’s long term leasehold interests in the Village East Cinema and the Cinemas 1, 2 & 3 in Manhattan) for an additional payment of $15,000,000 (plus whatever unfunded balance remains with respect to the Company’s funding obligation under the City Cinemas Standby Credit Facility).

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

OBI Management Agreement

      Pursuant to a Theater Management Agreement (the “Management Agreement”), the Company’s live theater operations are managed by OBI LLC (“OBI Management,” which is wholly owned by Ms. Margaret Cotter who is the daughter of James J. Cotter and a director of Reading.

      The Management Agreement generally provides that the Company will pay OBI Management a combination of fixed and incentive fees which historically have equated to approximately 18% of the net cash flow received by the Company from its live theaters in New York. Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management receives no compensation with respect to a theater at any time when it is not generating revenues for the Company. This arrangement provides an incentive to OBI Management to keep the theaters booked with the best available shows, and mitigates the negative cash flow that would result from having an empty theater. In addition, OBI Management manages the Company’s Royal George live theater complex in Chicago on a fixed fee basis. In 2003, the Company paid OBI Management $422,000 (including $35,000 for managing the Royal George). In 2002, the Company paid OBI Management $477,000 (including $35,000 for managing the Royal George). In each year, the Company reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Complex.

      OBI Management conduct its operations from office facilities owned by the Company on a rent-free basis, and the Company shares the cost of one administrative employee of OBI Management located at those offices. Other than these expenses and travel-related expenses for OBI Management personnel to travel to Chicago as referred to above, OBI Management is responsible for all of its costs and expenses related to the performance of its management functions. The Management Agreement will expire on December 31, 2004, but will renew automatically for successive one-year periods unless either party gives at least six months’ prior notice of intention to allow the Management Agreement to expire. The Company may terminate the Management Agreement at any time for cause.

Acquisition of the Angelika Film Center

      On September 1, 2000, the Company acquired from Messrs. James J. Cotter and Michael Forman, a  1/6th (16.7%) interest in the Angelika Film Center LLC (“AFC”), the owner of the Angelika Film Center and Café located in the Soho district of Manhattan (the “Angelika New York”).

      As part of the Consolidation discussed previously, the Company acquired an additional 33.3% interest in AFC, previously owned by a subsidiary of RDGE, bringing the Company’s total ownership investment in AFC to 50%. The remaining 50% interest in AFC is owned by National Auto Credit, Inc. (“NAC”). The Company is the managing partner of the AFC in addition to owning 50% of AFC. As such, the operations of AFC are consolidated into the Company’s results of operations.

      The acquisition of the AFC interest was accounted for as a purchase, in which CDL issued interest-bearing notes to Messrs. Cotter and Forman, in the amount of $2,250,000 each, bearing interest at 8.25%, that matured in July 2002. These notes were paid in full on December 5, 2002.

Note 5 — Consolidation of CDL, RDGE, and CRG

      On August 16, 2001, the Boards of Directors of CDL, RDGE, and CRG approved an Agreement and Plan of Merger (the “Merger Agreement”) providing for the consolidation of CDL, CRG and RDGE into a single consolidated public company. Under the terms of the Merger Agreement, each holder of RDGE common stock received 1.25 shares of RII Class A Stock for each share of RDGE common stock and each holder of CRG common stock and CRG common preference received 1.17 shares of RII Class A Stock for each share of the CRG common and CRG common preference stock. Holders of CDL common stock hold the same shares after the Consolidation as they did prior to the Consolidation since CDL, though renamed

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Reading International, Inc., was the survivor in the transaction. Accordingly, each holder of CDL Class A Stock now holds an equal number of shares of RII Class A Stock and each holder of CDL Class B Stock now holds an equal number of shares of RII Class B Stock. The stockholders approved the Consolidation at the annual stockholders’ meeting and the Consolidation became effective on December 31, 2001. The RII Class A and Class B Stock is listed on the American Stock Exchange under the symbols RDI.A and RDI.B, respectively.

      The operations of CRG and RDGE are included in the Company’s accounts from December 31, 2001, the effective date of the Consolidation. As a result, the Company’s Consolidated Balance Sheet for the year ended December 31, 2001 includes the assets, liabilities and equity of CDL, RDGE, CRG, and AFC but the Company’s Consolidated Statement of Operations includes only CDL’s operating results. The pro forma information presented below is not necessarily indicative of what the actual financial results would have been, had the Consolidation taken place on January 1, 2001.

      Unaudited pro forma operating results for the consolidated company, assuming that the Consolidation had occurred on January 1, 2001, are set forth below (dollars in thousands, except for per share amounts).

For the Year Ended
December 31, 2001

Revenue	$70,291
Net loss	(12,191)
Basic loss per share	$(0.56)

Note 6 — Acquisitions and Disposal of Assets

Settlement of Village Law Suit

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

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

CineVista Cinemas

      Negotiations for the sale of the Puerto Rican circuit are ongoing, but have not progressed. No assurances can be given that the sale will be consummated. As a result, effective December 31, 2002, the Puerto Rican circuit was no longer deemed to be an asset held for sale for accounting purposes and was no longer presented as such at December 31, 2003 or 2002, respectively. Notwithstanding the classification of the asset under US GAAP, the Company is continuing its efforts to sell the CineVista cinemas.

Investment in and Advances to the Agricultural Partnerships

      Reading had a 40% interest in the Agricultural Partnerships, which owned a 1,600-acre citrus farm in California. In addition to its equity investment, Reading had provided financing to the Agricultural Partnerships. Reading wrote off its investment in the Agricultural Partnerships in 2000 when this investment was deemed unrecoverable.

      Big 4 Farming, which is owned 80% by the Company, provided farm operation services to the Agricultural Partnerships and was paid 5% of the gross agricultural receipts, less certain expenses and reimbursement of its costs. This operation is now inactive.

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

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 7 — Rental Property

      The table below sets forth Reading’s investment in rental property as of the dates indicated (dollars in thousands):

	December 31,

	2003	2002

Rental Property
Land	$2,951	$2,951
Building and improvements	7,515	7,515

	10,466	10,466
Less accumulated depreciation	(2,550)	(2,028)

Rental property, net	$7,916	$8,438

      At December 31, 2003, the office building located in Glendale, California (the “Brand Building”) was the Company’s only rental property not associated with an entertainment property. This property does not house any of the Company’s operations and is not a part of the Company’s cinema exhibition or live theater businesses. With the exception of the ground floor space, the Brand Building is entirely leased to Disney Enterprises, Inc. (“Disney”). The rental rate for the Disney lease, which began on February 1, 1997, is approximately $164,000 per month from February 1, 2002 for the remaining five-year term. In addition, Disney has the option to renew the lease for two consecutive five-year periods. Direct costs incurred to obtain the lease of $411,000, net of $544,000 in accumulated amortization consisting of commissions, legal and other fees, are included in the Consolidated Balance Sheet as “Capitalized leasing costs” at December 31, 2003.

Note 8 — Property and Equipment

	December 31,

Property and Equipment	2003	2002

	(In Thousands)
Land	$26,889	$22,838
Building	57,919	45,926
Leasehold Interests & Improvements	7,305	5,173
Construction-in-progress and property development	8,348	3,817
Fixtures and equipment	41,397	31,245

	141,858	108,999
Less accumulated depreciation	(19,312)	(7,518)

Property and equipment, net	$122,546	$101,481

Note 9 — Equity Investments and Investment in Affiliates

Australian Joint Venture

      As fully described in Note 6, in May 2003, the Company acquired an undivided  1/3 interest in an unincorporated joint venture that owns and operates a 16-screen multiplex cinema in Australia. The Company owns an undivided  1/3 interest in the assets and liabilities of the joint venture, however, the Company’s share of assets and liabilities are not included in the Consolidated Balance Sheet. For the year ended December 31, 2003, the Company’s share of equity earnings of approximately $289,000 was included in the Consolidated Income Statement.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

New Zealand Joint Ventures

      The Company has investments in two joint ventures with the Everard Entertainment Ltd in New Zealand (the “NZ JVs”). The Company entered into the first joint venture in 1998, and entered into the second joint venture in 2003. These joint ventures are unincorporated and as such, the Company owns an undivided 50% interest in the assets and liabilities of the joint ventures; however, the Company’s share of assets and liabilities are not included in the Consolidated Balance Sheet.

      For the years ended December 31, 2003 and 2002, the Company’s portion of the NZ JVs equity earnings of approximately $298,000 and $248,000, respectively was included in the Consolidated Statement of Operations

Investment in AFC

      On September 1, 2000, the Company acquired, from Messrs. James J. Cotter and Michael Forman, a  1/6th (16.7%) interest in the Angelika Film Center LLC (“AFC”), the owner of the Angelika Film Center and Café located in the Soho district of Manhattan (the “Angelika New York”).

      As part of the Consolidation discussed previously, the Company acquired an additional 33.3% interest in AFC, previously owned by a subsidiary of RDGE, bringing the Company’s total ownership investment in AFC to 50%. The remaining 50% interest in AFC is owned by National Auto Credit, Inc. (“NAC”). The Company is the managing partner of the AFC in addition to owning 50% of AFC. As such, the operations of AFC are consolidated into the Company’s results of operations.

      The acquisition of the AFC interest was accounted for as a purchase, in which CDL issued interest-bearing notes to Messrs. Cotter and Forman, in the amount of $2,250,000 each, bearing interest at 8.25%, that matured in July 2002. These notes were paid in full on December 5, 2002.

      Upon the Consolidation, previously discussed, RII held, in aggregate, 50.0% of AFC representing the combination of CDL’s 16.7% interest and RDGE’s 33.3% interest in AFC. As a result, the accounts of AFC are included in the Company’s Consolidated Balance Sheet at December 31, 2001. Since the Consolidation did not take place until December 31, 2001, however, AFC’s operating results were not included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2001.

Investment in RDGE

      Until the Consolidation of CDL, RDGE, and CRG on December 31, 2001, RDGE was a publicly traded company whose shares were listed on the NASDAQ Stock Market. At the time of the Consolidation, CDL owned 70,000 shares of RDGE Series A Preferred Stock. Following the Consolidation, RDGE became a wholly owned subsidiary of RII. The RDGE Preferred Stock had:

•	a liquidation preference of $100 per share, or $7,000,000 (“Stated Value”);

•	had a cumulative dividend of 6.5%, payable quarterly; and

•	was convertible into shares of RDGE common stock at a conversion price of $11.50 per share.

      CDL had certain rights to require RDGE to repurchase the RDGE preferred stock for an amount equal to its Stated Value plus accumulated dividends, which rights have now been exercised.

      For the year ended December 31, 2001, CDL accounted for its investment in RDGE at cost and recorded as revenue dividends declared by RDGE on the RDGE Series A Preferred Stock. Included in the Consolidated Statement of Operations for the year ended December 31, 2001 as “Dividends from Investment in Reading” is $455,000 per year of dividend income earned with respect to CDL’s ownership of the RDGE Series A Preferred Stock.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      At December 31, 2001, CDL was three quarters in arrears with respect to its dividends accrued on the RDGE Series A Preferred Stock. With the Consolidation of CDL, RDGE, and CRG on December 31, 2001, CDL’s investment in RDGE Series A Preferred Stock and all such dividends paid and owed to CDL for the year ended December 31, 2001 became intercompany transactions which are eliminated in the consolidated financial statements.

      Until the Consolidation of CDL, RDGE and CRG on December 31, 2001, CDL and CRG owned securities of RDGE which afforded them an aggregate 83% voting interest in RDGE, of which CRG’s holdings represented approximately 78% of the voting power of RDGE and CDL’s holdings represented approximately 5% of such voting power. Conversely, RDGE owned 1,690,938 shares of the CDL’s Class A Stock and 422,734 shares of the CDL’s Class B Stock, or approximately 21% of the CDL’s outstanding common stock, and CRG owned 876,885 shares of the CDL’s Class A Stock and 230,521 shares of CDL’s Class B Stock, or approximately 11% of the CDL’s outstanding common stock. In the Consolidation, the RDGE common stock held by CRG was converted into 6,456,895 shares of RII Class A Stock , and the CDL Class A and CDL Class B Stock held by CRG and RDGE were retitled RII Class A and RII Class B Stock. These security holdings have been eliminated in the consolidated financial statements.

Investment in and Advances to the Agricultural Partnerships

      Reading had a 40% interest in the Agricultural Partnerships, which owned a 1,600-acre citrus farm in California. In addition to its equity investment, Reading had provided financing to the Agricultural Partnerships. Reading wrote off its investment in the Agricultural Partnerships in 2000 when this investment was deemed unrecoverable.

      Big 4 Farming, which is owned 80% by the Company, provided farm operation services to the Agricultural Partnerships and was paid 5% of the gross agricultural receipts, less certain expenses and reimbursement of its costs. This operation is now inactive.

      Based upon the historically poor financial performance of the Agricultural Partnerships, the negative cash flow generated by the Agricultural Partnerships, the uncertain prospects for the harvest, and uncertainty about the prospects for the Agricultural Partnerships to generate positive cash flow in the future, management determined, in September 2000, to fully reserve its outstanding advances to the Agricultural Partnerships, thereby reducing to zero the Company’s net investment therein. As of July 1, 2002, the Agricultural Partnerships reconveyed the Big 4 Ranch to the original owner in consideration of the release from all obligations and liabilities otherwise owed to the original owner. During the year ended December 31, 2002, the Company recovered approximately $1,110,000 in loans previously written off. The Company is continuing the process of winding up the agricultural activities.

Note 10 — Goodwill and Intangible Assets

      Goodwill associated with the Company’s live theaters is tested for impairment in the fourth quarter. Based on the projected profits and cash flows of the live theaters, it was determined that there is no indication of impairment to the Company’s goodwill as of December 31, 2003 or 2002. At December 31, 2003, Reading’s

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

goodwill of $5,090,000, net of accumulated amortization of $173,000, consists of the following (dollars in thousands):

	Cinema/Live
	Theater	Real Estate
	Segment	Segment	Corporate	Total

Balance as of January 1, 2003	$4,816	$205	$—	$5,021
Changes to goodwill	—	—	—	—
Change due to FX rate difference	—	69	—	69

Balance at December 31, 2003	$4,816	$274	$—	$5,090

      Reading has intangible assets subject to amortization in the amount of $15,520,000 net of accumulated amortization of $3,272,000. Intangible assets consist of the following (dollars in thousands):

	Beneficial		Acquisition
	Lease	Option Fee	Costs	Total

Gross carrying amount	$10,459	$5,000	$951	$16,410
Less: Accumulated amortization	1,271	2,557	334	4,162

Total, net	$9,188	$2,443	$617	$12,248

      Reading amortizes its beneficial lease over twenty years and its option fees and acquisition costs over 10 years. For the year ended December 31, 2003, the amortization expense totaled $2,142,000 and the estimated amortization expense in the five succeeding fiscal years is approximately $1,252,000 per annum. As fully described in Note 4, in October 2003, in connection with the sale of the Sutton Property, among other things, the City Cinemas Purchase Option was amended to remove the Sutton Property and to reduce the Company’s exercise price by $5,000,000 from $33,000,000 to $28,000,000. Accordingly, the $5,000,000 option was reduced by $890,000 to reflect the decrease in the City Cinemas property, still available for purchase following the sale of the Sutton Property in 2003 and the Murray Hill Property in 2002.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 11 — Prepaid and Other Assets

      Prepaid and other assets are summarized as follows (dollars in thousands):

	December 31,

	2003	2002

Prepaid and other current assets
Prepaid expenses	$529	$475
Prepaid taxes	594	562
Deferred financing costs, net	451	552
Deposits	341	396
Impounds	478	368
Other	219	176

	$2,612	$2,529

Other noncurrent assets
Railroad right-of-way and other assets	$2,804	$2,951
Long-term restricted cash	387	292
Deferred rent receivable	296	392
Deferred expense	179	—
Other	25	10

	$3,691	$3,645

Note 12 —	Future Minimum Rental Income

      Rental revenue amounted to $7,976,000, $6,489,000 and $3,617,000 for the years ended December 31, 2003, 2002 and 2001, respectively. For the years ended December 31, 2003 and 2002, rental revenue includes the revenue from Courtenay Central, New Zealand; Auburn and Belmont, Australia, the Brand office building, California, and from retail space associated within the Union Square, Royal George Theater, Village East Cinema and Sutton Cinema.

      Because the Consolidation was not effective until December 31, 2001, rental revenue for the year ended December 31, 2001 includes only rental revenue from properties located in the United States, specifically, the Brand office building, the Union Square Theater, Royal George Theatre, Village East Cinema and Sutton Cinema.

      The Company has operating leases with the tenants at the Brand Building that expire in 2005 and are subject to scheduled fixed increases. US GAAP requires that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as “straight-line rents” creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed, primarily at the inception of the lease period. Included in the balance sheet as “Prepaid and Other Assets” (Note 11) at December 31, 2003 and 2002 are approximately $296,000 and $392,000, respectively, of unbilled rent receivables which have been recorded under the straight-line method.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      Future minimum rental income under all operating leases are summarized as follows (dollars in thousands):

Year Ending December 31,

2004	$7,347
2005	6,553
2006	6,722
2007	3,885
2008	2,821
Thereafter	12,478

$39,806

Note 13 —	Notes Payable

Domestic

City Cinemas Standby Credit Facility

      In connection with the City Cinemas Transaction, Reading undertook to lend SHC up to $28,000,000, commencing in July 2007 (the “Sutton Loan Commitment”). With the release of the Murray Hill cinema from the Operating Lease in February 2002, this obligation has decreased to $18,000,000. In connection with the sale of the Sutton Property as fully described in Note 4, the City Cinemas Standby Credit Facility was further reduced by $5,000,000 from $18,000,000 to $13,000,000 and the draw down date was changed to October 2005 (as amended to conform to the payment of the Sutton Purchase Money Note). As of December 31, 2003, this loan commitment was recorded as a long term payable in the Company’s long-term debt on the consolidated balance sheet with a corresponding pledged note receivable recorded in the consolidated assets of the Company.

Royal George Theater LLC Term Loan

      On November 29, 2002, Royal George Theater LLC entered into a $2,500,000 loan agreement with a financial institution. The loan is a 5-year term loan that accrues interest at 3.91%, payable monthly in arrears. The loan agreement contains various non-financial covenants. At December 31, 2003, Reading was in compliance with each of the debt covenants and payments were current. At December 31, 2003, there was $2,319,000 on unpaid principal owed on this term loan and the interest expense totaled $91,000 for the year ended December 31, 2003. At December 31, 2002, there was $2,486,000 of unpaid principal owed on this term loan and the interest expense totaled $97,000 for the year ended December 31, 2002. The loan is secured by the Royal George Theater and is guaranteed by RII.

Liberty Theater Term Loan

      On October 4, 2001, Liberty Theaters Inc. entered into a $3,500,000 loan agreement with a financial institution. The loan is a 10-year term loan that accrues interest at 7.31% for the first five years with the interest rate to be adjusted in the sixth year. The loan is secured by a mortgage on the Union Square building property, and may be prepaid at the end of the fifth year without penalty. Any unpaid principal and accrued interest will become due in October 2011. At December 31, 2003, there was $3,385,000 of unpaid principal owed on this term loan and the interest expense totaled $250,000 for the year ended December 31, 2003. At December 31, 2002, there was $3,440,000 of unpaid principal owed on this term loan and the interest expense totaled $251,000 for the year ended December 31, 2002.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note Payable to Messrs. Cotter and Forman

      On September 1, 2000, RII issued two term notes in the amount of $2,250,000 each, bearing 8.25% interest to Messrs. James J. Cotter and Michael Forman in exchange for a  1/6th interest in the AFC and certain rights and interests with respect to the City Cinemas cinema chain. The notes were repaid on December 5, 2002.

Brand Term Loan

      On December 20, 1999, Reading Realty Inc., formerly Citadel Realty Inc., entered into an $11,000,000, ten-year loan agreement with an institutional lender. The loan is secured with the deed of trust to a rental property and accrues interest at 8.18% per annum. Reading began making monthly payments of approximately $86,200 per month starting February 2000, and any unpaid principal and accrued interest will become due in January 2010. The loan agreement contains various non-financial covenants regarding the use and maintenance of the property. At December 31, 2003, Reading was in compliance with each of the debt covenants and payments were current. At December 31, 2003, there was $10,380,000 of unpaid principal owed on this term loan and the interest expense totaled $841,000 for the year ended December 31, 2003. At December 31, 2002, there was $10,558,000 of unpaid principal owed on this term loan and the interest expense totaled $864,000 for the year ended December 31, 2002.

     Australian Loan

      In March 2000, Reading Entertainment Australia Ltd. Pty (“Reading Australia”) entered into a loan agreement with an Australian bank which provided for borrowings of up to AUS$25,000,000. In December 2000, the lender increased the loan amount to AUS$30,000,000. On December 17, 2002, the loan agreement was renegotiated so that AUS$15,000,000 was refinanced as a term loan and the other AUS$15,000,000 remained as a line-of-credit. The AUS$15,000,000 term loan becomes due and payable on January 1, 2008 with the AUS$15,000,000 line-of-credit expiring on January 1, 2006. The loan is carried at a variable interest rate, which at December 31, 2003 was 4.575% plus a line fee of 1.25%. The Australian loan is secured by Australian assets and the loan agreement contains various financial covenants. In March 31, 2003, the Company began making quarterly repayments of AUS$250,000. At December 31, 2003, Reading Australia had drawn down $20,368,000 (AUS$27,085,000 on the Australian loan facility. The aggregate interest expense on the Australian loan for the year ended December 31, 2003 was $1,252,000 (AUS$1,923,000). At December 31, 2002, Reading Australia had drawn down $15,657,000 (AUS$27,835,000) on the Australian loan facility. The aggregate interest expense on the Australian loan totaled $1,031,000 (AUS$1,892,000) for the year ended December 31, 2002.

      The loan is without recourse to Reading’s assets outside of Australia. In the fourth quarter of 2003, the Company accepted an Offer to Loan from a major Australian bank to refinance this loan with an AUS$40,000,000 credit facility. This facility is currently being documented.

     New Zealand Loans

      In December 2000, Reading New Zealand Limited (“Reading New Zealand”) entered into a loan agreement with a New Zealand bank for borrowings of NZ$30,600,000 for the purpose of the construction of its Wellington ETRC and for the refinancing of the loan used to acquire the Wellington site (“NZ Construction Loan”). The loan carries interest at a variable rate which was 7.4% at December 31, 2003. The loan is secured by a mortgage over the Wellington properties and a pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project. Reading New Zealand made payments of interest only in 2002, and began making NZ$375,000 principal repayment per quarter in September 2003. The remaining balance becomes due and payable in June 2005. On July 18 2001, Reading New Zealand entered into an agreement pertaining to the borrowing of an additional NZ$4,135,000 which was used to fit-out the

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

cinema constructed as a part of the Wellington ETRC (“NZ Fit out Loan”). The NZ Fit out Loan has a variable interest rate which, at December 31, 2003, was 7.4%. At December 31, 2003, Reading New Zealand had aggregate borrowings of $21,608,000 (NZ$32,954,000) under the NZ Construction Loan and the NZ Fit out Loan. The aggregate interest expense on the New Zealand loans for the year ended December 31, 2003 was approximately $1,568,000 (NZ$2,685,000). At December 31, 2002, Reading New Zealand had aggregate borrowings of $17,824,000 (NZ$34,022,000) and the aggregate interest expense on the New Zealand loans was approximately $1,045,000 (NZ$1,994,000) for the year ended December 31, 2002.

      Reading’s aggregate future principal loan payments are as follows (dollars in thousands):

Year Ending December 31,

2004	$1,930
2005	19,576
2006	1,759
2007	10,977
2008	11,627
Thereafter	25,276

$71,145

      Since approximately $41,976,000 of Reading’s total debt of $71,145,000 at December 31, 2003 consisted of debt denominated in Australian and New Zealand dollars, the U.S. dollar amounts of these repayments will fluctuate in accordance with the relative values of these currencies.

Note 14 — Other Liabilities

      Other liabilities are summarized as follows (dollars in thousands):

	December 31,

	2003	2002

Current liabilities
Deferred payables	$1,104	$258
Other	44	36

	$1,148	$294

Noncurrent liabilities
Foreign withholdings tax	$4,995	$3,972
Straight-line rent liability	3,387	3,216
Other	1,751	2,329

	$10,133	$9,517

Note 15 — Minority Interest

      The minority interest is comprised of the following:

•	50% of membership interest in AFC by a subsidiary of National Auto Credit, Inc. (“NAC”)

•	25% minority interest in Australian Country Cinemas by 21st Century Pty Ltd

•	20% minority interest in Big 4 Farming LLC by Cecelia

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The components of minority interest are as follows (dollars in thousands):

	December 31,

	2003	2002

AFC	$3,816	$4,337
Australian Country Cinemas	672	592
Big 4 Farming LLC	—	8

	$4,488	$4,937

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

      Reading determines the annual base rent expense of its theaters by amortizing total minimum lease obligations on a straight-line basis over the lease terms. Base rent expense and contingent rental expense under the operating leases totaled approximately $8,593,000 and $2,105,000 for 2003, and $8,288,000 and $2,240,000 for 2002. Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases consist of the following at December 31, 2003 (dollars in thousands):

Minimum
Lease
Payments

2004	$11,231
2005	10,924
2006	10,067
2007	10,199
2008	34,271
Thereafter	83,147

Total minimum lease payments	$159,839

      Since approximately $70,985 of Reading’s total minimum lease payments of $159,839 at December 31, 2003 consisted of lease obligations denominated in Australian and New Zealand dollars, the U.S. dollar amounts of these obligations will fluctuate in accordance with the relative values of these currencies.

Note 17 —	Commitments and Contingencies

Sutton Loan Commitment

      In connection with the City Cinemas Transaction discussed in Note 4, the Company undertook to lend SHC up to $28,000,000, commencing in July 2007 pursuant to the City Cinemas Standby Credit Facility. With the release of the Murray Hill Cinema from the City Cinemas Operating Lease in February 2002, the Company’s funding obligation under the City Cinemas Credit Facility decreased to $18,000,000. With the sale

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

of the Sutton Property as fully described in Note 4, the City Cinemas Credit Facility was further reduced by $5,000,000 from $18,000,000 to $13,000,000 and the draw down date was accelerated from December 2007 to October 2005 (to conform to the payment of the Sutton Purchase Money Note). Prior to 2003, the Company’s funding obligation under the City Cinemas Standby Credit Facility had not been recorded on the Company’s consolidated balance sheet. Instead, it had been disclosed as an off balance sheet future loan commitment. Following the October 2003 sale of the Sutton Property, this loan commitment was recorded as a payable in the Company’s long-term debt on the consolidated balance sheet along with a long-term purchase money promissory note, as required by US GAAP.

      This credit facility is intended to provide SHC with liquidity pending an acquisition determination by Reading whether or not to purchase the assets leased pursuant to the City Cinemas Operating Lease. Any amounts outstanding under this credit facility at the date the option is exercised will be a credit against the purchase price otherwise payable by the Company. Initially, SHC’s obligation to repay the amounts advanced under the City Cinemas Standby Credit Agreement was secured by the assets of SHC which comprised the assets subject to the City Cinemas Operating Lease. However, incident to the sale of the Sutton Property, the Company agreed that if it did not exercise the City Cinemas Purchase Option, the principal amount outstanding under the City Cinemas Standby Credit Facility would be forgiven.

New Zealand Joint Venture Loans

      The Company has investments in two joint ventures with the Everard Entertainment Ltd in New Zealand referred to as the NZ JVs. Under the joint venture arrangements, the Company is 50% liable for two bank loans aggregating $6,426,000 (NZ$9,800,000) which are secured by a first mortgage over the land and building assets of the joint ventures. However, as the Company does not consolidate the accounts of the NZ JVs, the bank loans discussed above are not reflected in the Consolidated Balance Sheet at December 31, 2003.

Tax Audit

      The Internal Revenue Service (the “IRS”) has completed its audits of the tax return of RDGE for its tax year ended December 31, 1996, and the tax return of CRG for its tax year ended June 30, 1997. With respect to both of these companies, the principal focus of these audits had been the treatment of the contribution by RDGE. to our wholly owned subsidiary, Reading Australia and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by RDGE, Inc from CRG as a part of a private placement of securities by RDGE. closed in October 1996.

      By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposes that the gain on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be reallocated to CRG. This proposed change would result in an additional tax liability for CRG of approximately $21,000,000 plus interest. As reported on RDGE’s return, the gain on the disposition of the Stater Stock was fully offset for regular income tax purposes by net operating losses, but gave rise to an alternative minimum tax liability of approximately $2,000,000. Under the Examination Report issued to RDGE, a consequence of the reallocation to CRG of the gain on the disposition of the Stater Stock is the elimination of RDGE’s alternative minimum tax liability, which would result in a refund to RDGE of approximately $2,000,000, plus interest.

      The Examination Report does not constitute a final determination of RDGE’s or CRG’s tax liability and CRG has sought review of these proposed changes with the IRS Office of the Regional Director of Appeals. Discussions with the Regional Director of Appeals are ongoing, as we continue to provide evidentiary and other materials in support of CRG’s tax position, and having now been apprised fully of the basis for the conclusions reached in the Examination Report, we continue to have confidence that CRG’s reported position

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

will ultimately be upheld. Since these tax liabilities relate to time periods prior to the consolidation, and since RDGE and CRG continue to exist as wholly owned subsidiaries of RII, it is expected that any adverse determination would be limited in recourse to the assets of RDGE or CRG, as the case may be, and not to the general assets of RII. At the present time, CRG’s assets are comprised principally of RII securities. Accordingly, we do not anticipate, even if there were to be an adverse judgment in favor of the IRS, that the satisfaction of that judgment would interfere with the internal operations or result in any levy upon or loss of any of its material operating assets. The satisfaction of any such adverse judgment would, however, be a material dilution to existing stockholder interest.

      CRG intends to vigorously contest the IRS’ proposed changes as set out in its Examination Report. However, no assurances can be given that CRG will quickly or ultimately prevail in its position. While RDGE does not intend to challenge the proposed finding in the Examination Report that it is entitled to a refund, in the event that CRG prevails in its appeal, the IRS would be free (absent a settlement with RDGE) to revisit its position with respect to the refund to RDGE and with respect to the availability of the RDGE losses to offset any gain in the disposition of the Stater Stock by RDGE.

Environmental

      The City of Philadelphia (the “City”) has asserted that the North Viaduct property owned by a subsidiary of Reading requires environmental decontamination and that such subsidiary’s share of any such remediation cost will aggregate approximately $3,500,000. Reading presently is in discussions with the City involving a possible conveyance of the property and believes that its recorded remediation reserves related to the North Viaduct are adequate. Certain Reading subsidiaries were historically involved in railroad operations, coal mining and manufacturing. Also, certain of these subsidiaries appear in the chain of title of properties which may suffer from pollution. Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws. Reading does not currently believe that its exposure under applicable environmental laws is material in amount.

Whitehorse Center Litigation

      On October 30, 2000, the Company commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against our joint venture partner and the controlling stockholders of our joint venture partner in the Whitehorse Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect on a loan made by Reading Australia to Ms. Khor and Mr. Burr, which loan was guaranteed by Burstone Victoria PTY, LTD (“Burstone”). The defendants have asserted certain set-offs and counterclaims, alleging, in essence, that Reading breached its alleged obligations to build a cinema at the Whitehorse Center, causing the defendants substantial damages. The Company believes that it has good and sufficient defenses to the defendants’ assertions and counter claims. Discovery has been completed, and the Company currently anticipates that the case will go to trial in 2004. In 2003, the case was sent for mediation before a retired judge and while no assurances as to the final judicial outcome can be given, Reading was advised by the mediator that in his view, Ms. Khor, Mr. Burr and Burstone had no defense to the Company’s claims and no viable claims against us.

Other Claims

      The Company is not a party to any other pending legal proceedings or environmental action which RII believes could have a material adverse effect on its financial position.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 18 — Common Stock

      On April 11, 1997, CRG Corporation exercised its warrant to purchase 666,000 shares of CDL’s treasury common stock at an exercise price of $3.00 per share, or $1,998,000. Such exercise was consummated pursuant to delivery by CRG Corporation of its secured promissory note (“CRG Secured Note”) in the amount of $1,998,000, secured by the 500,000 shares of RDGE’s common stock that CRG Corporation owned. The CRG Secured Note was included in the Balance Sheet as a contra equity account under the caption “Note receivable from stockholder” at December 31, 2000. Interest was payable quarterly in arrears at the Prime Rate. Principal and accrued but unpaid interest became due upon the earlier of April 11, 2002 or 120 days following CDL’s written demand for payment. Included in interest income in the Consolidated Statements of Operations for the year ended December 31, 2001 is approximately $113,800 earned pursuant to the CRG Secured Note. As part of the consolidation of CDL, RDGE and CRG Corporation on December 31, 2001, the CRG Secured Note as well as CRG Corporation’s investment in 666,000 shares of CDL common stock were eliminated for accounting purposes.

      On December 31, 2001, upon consolidation of CDL, RDGE and CRG, the consolidated company changed its corporate name to Reading International, Inc. and its Class A (non-voting) and Class B (voting) Stock trade on the American Stock Exchange under the symbols RDI.A and RDI.B.

Note 19 — Income Taxes

      Loss before provision for income tax expense included the following (dollars in thousands):

	Year Ended December 31,

	2003	2002	2001

United States	$(9,345)	$1,704	$(4,364)
Foreign	4,128	(9,652)	0

	$(5,217)	$(7,948)	$(4,364)

      Significant components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,

	2003	2002	2001

Current income tax expense (benefit)
Federal	$(1,184)	$(1,134)	$(237)
State	(101)	367	137
Foreign	988	759	—

Total	(297)	(8)	(100)

Deferred income tax expense
Federal	819	11	237
State	189	3	71
Foreign	—	—	—

Total	1,008	14	308

Total income tax expense	$711	$6	$208

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

	December 31,

Deferred Tax Assets (Liabilities)	2003	2002

Acquired and option properties	$1,408	$1,305
Net operating loss carryforwards	26,921	31,804
Impairment reserves	13,159	13,207
Alternative minimum tax carryforwards	3,415	3,320
Unrealized (gain) loss on marketable securities	(22)	168
Installment sale of cinema property	5,324	—
Other	456	166

Gross deferred tax assets	50,661	49,970
Valuation allowance	(50,661)	(48,962)

Net deferred tax asset	$—	$1,008

      Management has determined as of December 31, 2003 that $50,661,000 of deferred tax assets does not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded by the Company for this amount. Included in the current year valuation allowance is the effect of reversing $1,161,000 in deferred tax assets related to the Brand building, which no longer meet the recognition criteria provided in SFAS No. 109.

      As of December 31, 2003, Reading had the following U.S. net operating loss carryforwards (dollars in thousands):

Expiration Date	Amount

2018	$4
2019	2,994
2020	542
2021	16,777
2022	1,637

$21,954

      Reading has approximately $3,400,000 in alternative minimum tax credit carryforwards at December 31, 2003 that have no expiration date, and approximately $3,800,000 in capital loss carryforwards expiring in 2006 and 2007.

      In addition, at December 31, 2003, Reading has approximately $31,300,000 in Australia loss carryforwards and $1,525,000 in New Zealand loss carryforwards that have no expiration date. Reading also has approximately $16,600,000 in Puerto Rico loss carryforwards expiring no later than 2010. Reading does not expect to generate enough Puerto Rico taxable income to materially utilize Puerto Rico loss carryforwards. No other substantial limitations on the future use of U.S or foreign loss carryforwards are expected by Reading management.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The provision for income taxes is different from amounts computed by applying U.S. statutory rate to consolidated earnings (losses) before taxes. The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,

	2003	2002	2001

Expected tax provision	$(1,826)	$(2,784)	$(1,702)
Reduction (increase) in taxes resulting from:
Change in valuation allowance	1,699	1,544	1,719
Foreign withholding tax provision	802	759	—
Tax effect of foreign tax rates on current income	433	75	—
State and local tax (benefit) provision	88	367	208
Goodwill and other permanent differences	—	—	92
Other items	(485)	45	(109)

Actual tax provision	$711	$6	$208

      Pursuant to ABP No. 23, “Accounting for Income Taxes-Special Areas,” a provision should be made for the tax effect of earnings of foreign subsidiaries which are not permanently invested outside the United States. In the opinion of Reading management, earnings of Reading foreign subsidiaries are not permanently invested outside the United States. However, no earnings were available in Reading foreign subsidiaries as of December 31, 2003. Accordingly, no tax provision under APB 23 has been made.

Note 20 — Comprehensive Income

      US GAAP requires Reading to classify unrealized gains and losses on equity securities as well as the Company’s foreign currency adjustments as comprehensive income. The following table sets forth Reading’s comprehensive income for the periods indicated (in thousands):

	Years Ended
	December 31,

	2003	2002

Net loss	$(5,928)	$(7,954)
Other comprehensive income (loss), net of tax	23,154	8,094

Comprehensive income (loss)	$17,226	$140

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 21 — Business Segments and Geographic Area Information

      The table below sets forth certain information concerning the Company’s theater and rental real estate operations for the three years ended December 31, 2003 (dollars in thousands).

	Cinema/Live
	Theater	Real Estate	Corporate	Consolidated

2003
Revenue	$85,763	$7,976	$—	$93,739
Earnings (loss) before taxes	4,555	(2,007)	(7,765)	(5,217)
Assets	77,640	128,218	17,008	222,866
Capital expenditures	3,590	2,132	87	5,809

2002
Revenue	$79,911	$6,489	$86	$86,486
Earnings (loss) before taxes	2,676	(1,008)	(9,616)	(7,948)
Assets	64,510	105,345	12,917	182,772
Capital expenditures	4,972	5,183	282	10,437

2001
Revenue	$20,045	$3,617	$82	$23,744
(Loss) earnings before taxes	(4,163)	868	(1,069)	(4,364)
Assets	21,516	113,361	35,718	170,595
Capital expenditures	2,575	7,750	—	10,325

      The cinema/live theater results shown above include revenue and operating expense directly linked to Reading’s cinema and theater assets.

      The rental real estate results include rental income from properties owned by Reading offset by operating expense, including mortgage interest.

      Corporate results include consulting fee income from RDGE, interest and dividend income earned with respect to the Company’s cash balances and investment in Reading Preferred Stock, and equity losses stemming from the Company’s equity investment in the Agricultural Partnerships.

      The following table indicates the property and equipment of the Company by geographical area (dollars in thousands).

	December 31,

	2003	2002	2001

Australia	$65,689	$49,258	$47,011
New Zealand	31,372	26,127	5,727
Puerto Rico	2,403	2,602	3,018
United States	23,082	23,494	22,140

	$122,546	$101,481	$77,896

READING INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

      The following table indicates the revenue of the Company by geographical area (dollars in thousands).

	December 31,

	2003	2002	2001

Australia	$35,833	$31,121	$—
New Zealand	10,079	5,786	—
Puerto Rico	14,336	14,581	—
United States	33,491	34,998	23,744

	$93,739	$86,486	$23,744

Note 22 — Quarterly Financial Information (Unaudited — dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003
Revenue	$21,970	$23,285	$23,656	$24,828
Net (loss) income	$(1,945)	$1,418	$(2,577)	$(2,824)
Basic (loss) earnings per share	$(0.09)	$0.06	$(0.12)	$(0.12)
Diluted (loss) earnings per share	$(0.09)	$0.06	$(0.12)	$(0.12)

2002
Revenue	$19,475	$22,005	$21,964	$23,042
Net loss	$(857)	$(1,442)	$(1,597)	$(4,058)
Basic loss per share	$(0.04)	$(0.07)	$(0.07)	$(0.18)
Diluted loss per share	$(0.04)	$(0.07)	$(0.07)	$(0.18)

      In the opinion of management, the unaudited quarterly financial information presented above reflects all adjustments that are necessary for a fair presentation of the results of the quarterly periods presented.

      The net income in the second quarter of 2003 reflects the recognition of a gain of approximately $2,259,000 and the recovery of approximately $518,000 in legal fees. This relates to the settlement of a lawsuit with certain Australian distributors and is fully described in Note 6.

      For the first quarter of 2002 net loss was significantly lower than the subsequent quarters due to the recovery of approximately $714,000 of previously written off receivable from the Agricultural Partnerships. The fourth quarter net loss reflects approximately $1,729,000 increase in depreciation expense for the quarter as a result of the catch-up depreciation taken on the Puerto Rican cinema circuit when it no longer qualified to be classified as “Asset held for sale” status as well as catch-up depreciation taken on the Australian cinema assets. In addition, the fourth quarter results also reflect the quarterly loss posted by the Puerto Rican cinema circuit in the fourth quarter and the increase in legal expenses incurred as a result of several on-going litigations in Puerto Rico and Australia.

Item 9 —	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A — Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of December 31, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART III

Item 10 —	Directors and Executive Officers of the Registrant

Directors & Executive Officers

      The names of the directors, executive officers, and significant employees of Reading International, Inc. (“RII” and collectively with its consolidated subsidiaries and corporate predecessors, the “Company” or “Reading”) are as follow:

			First
			Became
Name	Age	Current Occupation	Director

James J. Cotter(2)	66	Chairman of the Board and Chief Executive Officer	1986
Eric Barr(3)	57	Director	2002
James J. Cotter, Jr.	33	Director	2002
Margaret Cotter	36	Director	2002
Gerard P. Laheney(1)(2)(3)	66	Director	2002
William C. Soady(1)(3)	60	Director	1999
Alfred Villaseñor, Jr.(1)(2)	73	Director	1987
Ellen M. Cotter	38	Chief Operating Officer — Domestic Cinemas	—
Brett Marsh	56	Vice President — Real Estate	—
Andrzej Matyczynski	51	Chief Financial Officer and Treasurer	—
Neil Pentecost	46	Chief Operating Officer — Australia and New Zealand	—
Robert F. Smerling	69	President — Domestic Cinemas	—
S. Craig Tompkins	53	Executive Vice President, Director — Business Affairs, Chief Legal Officer and Corporate Secretary	—

(1)	Member of the Compensation and Stock Option Committee.

(2)	Member of the Executive Committee.

(3)	Member of the Audit and Conflicts Committee.

      During 2003, the Board of Director had 5 meetings. No director attended less than 75% of the meetings held.

      During 2003, our Board of Directors maintained three standing committees: Executive Committee, Audit and Conflicts Committee and Stock Options/ Compensation Committee. During 2003, these committees held 0, 12 and 2 meetings, respectively. No director serving on any committee attended less than 75% of the meetings of the committee on which he or she served.

      Set forth below is certain information concerning the principal occupation and business experience of each of the individuals named above.

      Mr. James J. Cotter is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Cotter was first elected to the Board in 1986, resigned in 1988, and was re-elected to the Board in 1991. He was elected Chairman of the Board in 1992, and named Chief Executive Officer on August 1, 1999. On October 16, 2000, Mr. Cotter resigned as the Chief Executive Officer of the Company in favor of a newly hired Chief Executive Officer, but resumed the position following the resignation of that individual on December 27, 2000. Except for a similar hiatus between October 16, 2000 and December 27, 2000, Mr. Cotter is, and has been for more than the past five years, the Chairman of the Board and Chief Executive Officer of the Company’s principal affiliates, Reading Entertainment, Inc. and Craig Corporation (both of which are now wholly owned subsidiaries of Reading International). Mr. Cotter is, and has also been for more than the past five years:

•	a director of The Decurion Corporation (motion picture exhibition and real estate company);

•	The owner of Cecelia Packing, a California based citrus farming and packing operation;

•	the general partner of James J. Cotter, Ltd. ( a family partnership that serves as a general partner of Hecco Ventures (a private investment company and major stockholder in Reading International);

•	the Chief Executive Officer and 50% owner of Sutton Hill Capital, LLC and its predecessors (cinema exhibition and the counter party to the various agreements comprising the City Cinemas Transaction); and

•	prior to its acquisition by the Company, the Chairman, Chief Executive Officer and 50% stockholder of Off Broadway Investments, Inc. (“OBI”) (owner and operator of live theaters and the counter party to the Liberty Theaters Merger).

Mr. Cotter was also a director of Stater Bros., Inc. (retail grocery company) from 1987 to 1997. Mr. Cotter serves as the Chairman of the Company’s Executive Committee.

      Mr. Eric Barr has been a director of the Company since March 21, 2002. Mr. Barr is a resident of Brighton, Victoria in Australia, with extensive knowledge of the Australian business community. Prior to his appointment, Mr. Barr retired in June 2001 from his position as senior audit partner with PricewaterhouseCoopers LLC in Australia, after having been with that firm for 36 years. Mr. Barr serves as the Chairman of the Audit and Conflicts Committee. The Board of Directors has determined that Mr. Barr is an “audit committee financial expert” and that Mr. Barr is “independent” as such term is defined under Regulation 240.14a-101.

      Mr. James J. Cotter, Jr. has been a director of the Company since March 21, 2002. Mr. Cotter, Jr. is an attorney in the law firm of Winston & Strawn specializing in corporate law. Mr. Cotter, Jr. is a limited partner in James J. Cotter, Ltd., Mr. Cotter, Jr. is the son of James J. Cotter and the brother of Margaret Cotter and Ellen Cotter.

      Ms. Margaret Cotter has been a director of the Company since September 27, 2002, and was a director of Craig Corporation from 1998 to September 26, 2002. Ms. Cotter has been involved in the live theatre business in New York City for more than the past five years and is currently the owner and President of OBI LLC, a company that provides live theatre management services to the Company. Pursuant to that management arrangement, Ms. Cotter also serves as the President of Liberty Theatres. Ms. Cotter has, in recent years produced various live theatrical shows in Chicago and New York. She has been Vice President of Cecelia Packing Corporation since September 1997 and is a limited partner in James J. Cotter, Ltd. Ms. Cotter graduated from Georgetown University Law Center in 1993 and is a member of the New York State Bar. From February 1994 until September 1997, Ms. Cotter was an Assistant District Attorney for King’s County in Brooklyn, New York. She is the daughter of Mr. James J. Cotter and the sister of James J. Cotter, Jr. and Ellen Cotter.

      Mr. Gerard P. Laheney has been a director of the Company since September 27, 2002, and was a director of Craig Corporation from 1990 until its Consolidation with the Company at the end of 2001. For more than the past five years, Mr. Laheney has been President of Aegis Investment Management Company, an investment advisory firm specializing in global investment portfolio management. Mr. Laheney serves on each of the Executive Committee, the Audit and Conflicts Committee and the Compensation and Stock Options Committee.

      Mr. William C. Soady has been a director of the Company since August 24, 1999. Mr. Soady currently is Executive Vice President, Film for Cineplex Galaxy, a theater circuit operating over 700 screens in Canada. Prior to this, Mr. Soady was the Chief Executive Officer of ReelMall.com, an on-line movie memorabilia company since January 1, 2000. From 1997 to 2000, Mr. Soady served as the President of Distribution for PolyGram Films. Mr. Soady has also served as Director the Foundation of Motion Picture Pioneers, Inc. from

1981 to present, the Will Rogers Memorial Fund from 1981 to present. Since 1982, Mr. Soady has been a member of the Motion Picture Academy of Arts & Sciences. Mr. Soady serves on both the Audit and Conflicts Committee and the Compensation and Stock Options Committee.

      Mr. Alfred Villaseñor, Jr. has been a director of the Company since 1987. He has also served as a director for Fidelity Federal Savings and Loan, FSB (“Fidelity”). Mr. Villaseñor is the President and owner of Unisure Insurance Services, Incorporated, a corporation that specializes in life, business and group health insurance, for over 35 years. He is also a general partner in Plaza de Villa, a California real estate commercial center. Mr. Villaseñor is a director of the John Gogian Family Foundation and a director of Richstone Centers, a non-profit organization. Mr. Villaseñor, Jr. serves as the Chairman of the Compensation and Stock Options Committee.

      Ms. Ellen Cotter is the Chief Operating Officer of the Company’s domestic cinema operations, and has been an executive involved in various aspects of the Company film exhibition business (and prior thereto in the film exhibition businesses of Reading Entertainment) since July 11, 2003. Ms. Cotter is a limited partner in James J. Cotter, Ltd. Ms. Cotter is a graduate of Smith College and holds a juris doctor from Georgetown Law School. Prior to her involvement with the Company, Ms. Cotter spent four years in private practice as a corporate attorney with the law firm of White & Case in Manhattan. Ms. Cotter is the daughter of James J. Cotter and the sister of James J. Cotter, Jr. and Margaret Cotter, each of whom are directors of the Company.

      Mr. Brett Marsh has been with the Company since 1993 and is responsible for the Company’s real estate activities. Prior to joining the Company, Mr. Marsh was the Senior Vice President of Burton Property Trust, Inc., the U.S. real estate subsidiary of the Burton Group PLC. In this position, Mr. Marsh was responsible for the real estate portfolio of that company.

      Mr. Andrzej Matyczynski was named Chief Financial Officer and Treasurer of the Company and CRG and the Chief Administrative Officer of RDGE on November 18, 1999. Mr. Matyczynski was named the Chief Financial Officer and Treasurer of RDGE effective June 2, 2000. Prior to joining Reading, Mr. Matyczynski held various positions over a twenty-year period with Beckman Coulter in the U.S. and Europe. Beckman Coulter is a leading provider of instrument systems and related products that automate laboratory processes. His last position at Beckman Coulter was that of Worldwide Director of Financial Reporting and Accounting, as well as serving as a director for certain Beckman Coulter subsidiaries.

      Mr. Neil Pentecost has been the Chief Operating Officer for Australia and New Zealand since August 1999 and a director of Reading Australia since September 1999. Prior to joining the Company, Mr. Pentecost was with Hoyts Cinemas, Inc. (“Hoyts”), where he served in a number of positions, most recently serving as Operations and Services Manager (National). Mr. Pentecost joined Hoyts in 1995. Prior thereto, Mr. Pentecost served as the Director of Retail Services (Operations) for KFC in Australia.

      Mr. Robert Smerling is and has been the President of the Company’s domestic cinema operations since the Company first entered the cinema exhibition business in September 2000. Mr. Smerling served as the President and a director of Reading Entertainment from 1994 until the Consolidation of Reading Entertainment with the Company in 2001. Prior to joining Reading Entertainment in 1994, Mr. Smerling was the President of Loews Theater Management Corporation. Mr. Smerling also served as President and Chief Executive Officer of City Cinemas Corporation (a motion picture exhibitor located in New York City and owned by an affiliate of James J. Cotter) from November 1993 to September 2000.

      Mr. S. Craig Tompkins is Executive Vice President, Director — Business Affairs, Chief Legal Officer and Corporate Secretary of the Company. Mr. Tompkins was a member of the Board of Directors of the Company from 1993 to September 26, 2002, resigning immediately prior to the election of Mr. Gerard P. Laheney and Ms. Margaret Cotter in order to allow for a board comprised of a majority of independent directors. Mr. Tompkins was elected Vice Chairman of the Board and Principal Accounting Officer and Treasurer in 1994. Mr. Tompkins resigned as Principal Accounting Officer and Treasurer in November 1999, upon the appointment of Andrzej Matyczynski to serve as the Company’s Chief Financial Officer. Mr. Tompkins was the President and a Director of Craig Corporation and the Vice Chairman of the Board of Directors of Reading Entertainment prior to the consolidation of the companies at the end of 2001. For more that the past five years, Mr. Tompkins has been a Director and the Chairman of the Audit Committee of G&L Realty, Inc. (a REIT listed on the New York Stock Exchange). Mr. Tompkins is currently a director of Marshall & Stevens (a privately held valuation consulting firm) and a member of the Advisory Committee of GWA Investments LLC (a hedge fund specializing in special situation companies). Prior to joining the Company, Mr. Tompkins was a partner in the law firm of Gibson Dunn & Crutcher. Mr. Tompkins was a director of Fidelity Federal Bank, FSB, where he served on the Audit and Compensation Committees, from April 2000 until the sale of that institution effective December 31, 2001.

Item 11 — Executive Compensation

Summary Compensation Table

      Prior to December 31, 2001, the Company, Reading Entertainment and Craig Corporation had a management agreement in which Craig Corporation served as the management company for the Company and Reading Entertainment. As part of this arrangement, all executive officers and administrative employees were employees of Craig Corporation and the general and administrative costs paid by Craig Corporation were allocated to the Company and Reading Entertainment. During the time that the management agreement was in effect, the Company did not pay any employees directly except for the Company’s President. Effective December 31, 2001, the Company, Reading Entertainment and Craig Corporation consolidated. All former employees of the Company, Reading Entertainment and Craig Corporation became employees of the Company as of the date of the consolidation. Effective December 31, 2001, the management agreement between the three companies was terminated.

      The executive officers of the Company are listed below in the summary compensation table that sets forth the compensation paid by the Company for the years ended December 31, 2003 and 2002 and the compensation paid by Craig Corporation for the year ended December 31, 2001 for each of the most highly compensated executive officers of the Company.

					Long Term
	Annual Compensation				Compensation
					Securities
				Other Annual	Underlying Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Options Granted	Compensation(7)

James J. Cotter(2)	2003	$—	—	$545,000	—	—
Chairman of the Board,	2002	—	—	$545,000	925,000	—
President and Chief	2001	—	—	$545,000	—	—
Executive Officer
Brett Marsh(3)	2003	$180,000	—	—	—	—
Vice President —	2002	$180,000	$50,000	—	15,000	$4,758
Real Estate	2001	$180,500	$25,000	—	—	$4,580
Andrzej Matyczynski(4)	2003	$189,000	$35,000	—	—	—
Chief Financial Officer	2002	$189,000	—	—	35,000	$5,261
and Treasurer	2001	$185,250	$10,000	—	—	$5,824
Robert F. Smerling(5)	2003	$350,000	—	—	25,000	—
President — Domestic	2002	$350,000	—	—	—	—
Cinema Operations	2001	$350,000	—	—	—	—
S. Craig Tompkins(6)	2003	$410,500	—	—	41,000	—
Executive Vice President,	2002	$410,500	—	—	—	$5,849
Director — Business Affairs, Chief Legal Officer and Secretary	2001	$410,500	—	—	—	$5,644

(1)	Excludes other compensation if the aggregate amount is less than $50,000, or 10% of salary plus bonus, whichever is less.

(2)	In both fiscal 2003 and 2002, Mr. Cotter was paid director’s fees of $195,000 and an annual consulting fee of $350,000 from the Company. In fiscal 2001, Mr. Cotter was paid director’s fees of $45,000 from the

Company, $150,000 from Reading Entertainment for his services as the Chairman of the Board, and an annual consulting fee of $350,000 from Craig Corporation. The Company owns a condominium in a high-rise building located in West Hollywood, California, which is used as an executive office, and which is personally used by Mr. Cotter. The Company’s incremental cost for Mr. Cotter’s personal use of these facilities does not exceed $50,000 or 10% of his annual consulting fee and as such, the cost has not been included as compensation in the table, but is included in his yearly reported compensation on IRS Form 1099. Mr. Cotter was granted options to acquire 975,000 shares of Class A Stock on July 11, 2002. On April 24, 2003, Mr. Cotter surrendered 50,000 of these options previously granted to him. The remaining options vest over two years in equal amounts except for the 575,000 shares that vested immediately at the time of grant. Mr. Cotter does not receive separate compensation for serving as the President and Chief Executive Officer of the Company.

(3)	On July 2, 2002, Mr. Marsh was granted options to acquire 15,000 shares of the Class A Stock. These options vest in equal amounts over four years except for 3,000 shares that vested immediately at the time of grant.

(4)	Pursuant to his employment agreement, Mr. Matyczynski is entitled to a severance payment equal to six months’ salary in the event his employment is involuntarily terminated. In addition, he is entitled to other annual compensation of $12,000 and is eligible for a discretionary bonus of up to 25% of his base salary. Upon joining the Company, Mr. Matyczynski was granted a loan for $33,000, which was forgiven ratably over three years. In 2002, Mr. Matyczynski was granted options to acquire 35,000 shares of Class A Stock. These options vest in equal amounts over four years except for 7,000 shares that vested immediately at the time of grant.

(5)	Under the terms of his employment, Mr. Smerling is entitled to a severance payment of $175,000 in the event his employment is involuntarily terminated. Mr. Smerling’s salary shown above for the year ended December 31, 2001 reflects compensation earned from Citadel Cinemas, Inc. In 2003, Mr. Smerling was granted options to acquire 25,000 shares of Class A Stock. These options vest in equal amounts over four years except for 18,750 which vested immediately at the time of grant.

(6)	Mr. Tompkins’ salary shown above for the year ended December 31, 2001 represents the aggregate compensation paid to him by Craig Corporation and Reading Entertainment with respect to that period. While no formal written agreement exists as to the terms of Mr. Tompkins’ employment, Mr. Tompkins is entitled to receive his annual base salary for a period of one year (less $40,000) in the event that his employment is involuntarily terminated and no change of control has occurred. Mr. Tompkins is entitled to a severance payment equal to two years base salary (less $80,000) in the event of a change of control. In April 2003, Mr. Tompkins was granted options to acquire 41,000 shares of Class A Stock. These options vest in equal amounts over four years except for the 10,250 shares that vested immediately at the time of grant.

(7)	All other compensation is primarily comprised of the employer’s match of the Company’s 401(k) plan.

Option Grants In Last Fiscal Year

      During 2003, the Board of Directors of the Company granted options to the following directors and officers of the Company.

					Potential Realizable
					Value at Assumed
	Number of	% of Total			Annual Rates of Stock
	Securities	Options			Price Appreciation for
	Underlying	Granted to	Exercise or		Option Term
	Options	Employees in	Base Price	Expiration
Name	Granted(#)(4)	Fiscal Year	($/Share)	Date	5%	10%

Ellen Cotter(1)	75,000	53.2%	$4.01	04/23/13	$348,156	$400,298
Robert Smerling(2)	25,000	17.7%	$4.01	04/23/13	$163,297	$260,023
S. Craig Tompkins(3)	41,000	29.1%	$4.01	04/23/13	$267,807	$426,437

(1)	18,750 shares vested immediately on April 23, 2003. Remaining shares vest at 18,750 shares per year.

(2)	6,250 shares vested immediately on April 23, 2003. Remaining shares vest at 6,250 shares per year.

(3)	10,250 shares vested immediately on April 23, 2003. Remaining shares vest at 10,250 shares per year.

(4)	Fiscal 2003 grants were for Reading International Inc. Class A Stock.

Aggregated Options In Last Fiscal Year and Fiscal Year-End Option Values

Class A Nonvoting Common Stock

			Number of Securities	Value of Unexercised
	Shares		Underlying Unexercised	In-the-Money Options at
	Acquired on	Value	Options at FY-End	FY-End($)(1)
Name	Exercise(#)	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable

James Eric Barr	—	—	20,000/—	$68,400/$—
James J. Cotter, Jr.	—	—	20,000/—	$68,400/$—
Margaret Cotter	—	—	20,000/—	$43,400/$—
Gerard P. Laheney	—	—	20,000/—	$43,400/$—
William Soady	—	—	20,000/—	$63,200/$—
Alfred Villaseñor, Jr.	—	—	20,000/—	$63,200/$—
Ellen Cotter	—	—	18,750/56,250	$35,813/$107,438
Brett Marsh	—	—	30,500/12,000	$50,640/$28,560
Andrzej Matyczynski	—	—	79,100/21,000	$152,272/$44,520
Robert F. Smerling	—	—	50,000/18,750	$75,138/$35,813
S. Craig Tompkins	—	—	67,250/38,750	$183,898/$84,012

Class B Voting Common Stock

			Number of Securities	Value of Unexercised
	Shares		Underlying Unexercised	In-the-Money Options at
	Acquired on	Value	Options at FY-End	FY-End($)(3)
Name	Exercise(#)	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable

James J. Cotter	696,080	$689,119 (2)	137,500/—	$—/$—
Margaret Cotter	—	—	35,100/—	$—/$—
Ellen Cotter	—	—	12,500/—	$—/$—

(1)	Calculated based on closing price of $5.92 as of December 31, 2003 for Class A Stock.

(2)	Value realized determined upon closing price of $5.60 as of August 22, 2003, the date the options were exercised.

(3)	Calculated based on closing price of $6.05 as of December 31, 2003 for Class B Stock

Securities Authorized for Issuance Under Equity Compensation Plans

					Number of Securities
					Remaining Available for
					Future Issuance Under
	Number of Securities to		Weighted-average		Equity Compensation
	be Issued Upon Exercise		Exercise Price of		Plans (Excluding
	of Outstanding Options,		Outstanding Options,		Securities Reflected in
	Warrants and Rights		Warrants, and Rights		Column (a))
	(a)		(b)		(c)

Plan Category	Class A	Class B	Class A	Class B	Class A		Class B

Equity compensation plans approved by security holders(1)	573,200	185,100	$4.68	$9.90	72,810	(1)	72,810	(1)
Equity compensation plans not approved by security holders	925,000	—	$3.80	—	—		—

Total	1,498,200	185,100	$4.14	$9.90	72,810		72,810

(1)	The aggregate total number of shares of Class A and Class B Stock authorized for issuance under the Company’s 1999 Stock Option Plan is 2,046,080. The presentation above reflects the fact that the options may be issued to acquire either Class A or Class B shares, up to an aggregate of 2,046,080 of both classes of stock. The outstanding options combined with options exercised aggregate, 1,454,380 shares of Class A and Class B Stock.

      As described below in the Report of the Compensation Committee, on July 11, 2002 the Board of Directors granted Mr. James Cotter options to acquire 975,000 shares of Class A Stock. On April 23, 2003, Mr. Cotter surrendered 50,000 of these options, unexercised. These non-qualified stock options were granted outside of the Company’s 1999 Stock Option Plan. As such, they have not been approved by the stockholders of the Company and are effective without any such approval from the stockholders. The principle terms of the option are as follows:

•	exercise price: $3.80 per share, payable in cash or through surrender of shares of Class A or Class B Stock or the surrender of appreciated options to acquire shares of Class A or Class B Stock;

•	exercise period: three years, with options expiring on July 11, 2005;

•	vesting: 575,000 immediately, and 175,000 on July 11, 2003 and July 11, 2004;

•	transferability: to heirs, family owned entities, and charitable trusts.

Indemnity Agreements

      In connection with the Consolidation of the Company with Craig Corporation and Reading Entertainment at the end of 2001, the stockholders of RII approved a new form of indemnity agreement to replace the indemnity agreements previously authorized by the Board in 1990. Generally speaking, under these stockholder approved indemnity agreements, RII has agreed to indemnify its officers and directors against all expenses, liabilities and losses incurred in connection with any threatened, pending or contemplated action, suit or proceeding which arises from or is related the fact that the officer or director is, or was an officer or director, employee, agent or fiduciary of RII. Each of the current directors and executive officers of RII is a party to such an indemnity agreement. Similar agreements also exist between RII and certain executive officers and directors of its subsidiaries.

Compensation of Directors

      Directors who are not officers or employees of the Company received an annual retainer of $25,000 for their services which encompasses each committee chairmanship (except for the Audit and Conflicts Committee Chair), each in-person meeting attended and each telephonic meeting. The Chairman of the Audit and Conflicts Committee received an annual retainer of $27,000. The Chairman of the Board receives $195,000 annually, which is included as part of his $545,000 total annual compensation. In addition, upon joining the Board, directors who are not officers or employees of the Company receive 20,000 immediately vested options to purchase shares of RII Class A Stock at an exercise price equal to the market price of the stock at the time of grant. Mr. Eric Barr and Mr. James J. Cotter, Jr. were each granted options to purchase 20,000 shares of RII Class A Stock on March 27, 2002 at an exercise price of $2.50 per share. Ms. Margaret Cotter and Mr. Gerard Laheney were each granted options to purchase 20,000 shares of RII Class A Stock on September 26, 2002 at an exercise price of $3.75 per share. Ms. Margaret Cotter has agreed to serve as a director of the Company without any additional consideration other than her stock options.

Compensation Committee Interlocks and Insider Participation

      Mr. James J. Cotter is the controlling stockholder of Reading International, with voting control over an absolute majority of Reading International’s voting stock. Accordingly, Mr. Cotter has the voting power to determine the composition from time to time of the Board of Directors. The compensation paid to Mr. Cotter and to his daughter, Ellen M. Cotter, is subject to review and approval by the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities and Exchange Commission (“SEC”) 1933 Exchange Act requires that the Company’s officers, directors and any persons who own more than 10% of the Company’s Common Stock (“Reporting Persons”) file ownership reports. Reporting Persons must also report changes in their ownership with the SEC within 48 hours of any changes that transpire. The SEC rules require any such Reporting Persons to furnish to the Company a copy of all Section 16(a) forms that they file.

      Based solely upon a review of copies of the Section 16(a) forms which the Company received and upon written representations from certain Reporting Persons, the Company believes that, during the fiscal year ended December 31, 2003, its Reporting Persons complied with all necessary filing requirements. However, due to an administrative oversight, the Form 5 filings for three of the Company’s executive officers, Ellen Cotter, Robert Smerling and Craig Tompkins, due on February 15, 2004 were not filed until February 20, 2004.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the shares of common stock, beneficially owned as of March 5, 2004 by:

•	each director and nominee;

•	each person known to the Company to be the beneficial owner of more than 5% of the Common Stock; and

•	all directors and executive officers as a group.

      Except as noted, the indicated beneficial owner of the shares has sole voting power and sole investment power.

	Amount and Nature of Beneficial Ownership(10)

	Class A Non-Voting		Class B Voting

	Number of	Percentage	Number of	Percentage
Name and Address of Beneficial Owner	Shares	of Stock	Shares	of Stock

James J. Cotter(1)(2)	5,911,564	28.9%	1,161,388	52.7%
James Eric Barr(1)(3)	20,000	*	—	—
James J. Cotter, Jr.(1)(2)(3)	20,000	*	—	—
Margaret Cotter(1)(2)(3)	20,000	*	35,100	1.6%
Gerard P. Laheney(1)(3)	20,000	*	—	—
William C. Soady(1)(3)	20,000	*	—	—
Alfred Villaseñor, Jr.(1)(3)	20,000	*	—	—
Hecco Ventures(4)	1,565,782	7.9%	—	—
120 North Robertson Blvd
Los Angeles, CA 90048
Michael Forman(5)	1,311,233	6.6%	327,808	14.9%
120 North Robertson Blvd.
Los Angeles, CA 90048
Pacific Assets Management LLC/ JMB Triton Offshore Fund Ltd(6)	—	—	233,040	10.6%
1999 Avenue of the Starts, #2530
Los Angeles, CA 90067
Passport Holdings, LLC(7)	—	—	105,600	4.8%
One Sansome Street, 39th Floor
San Francisco, CA 92606
Lawndale Capital Management/ Diamond A Partners LP/Andrew E. Shapiro(8)	—	—	99,280	4.5%
One Sansome Street, Suite 3800
San Francisco, CA 94104
Dimensional Fund Advisors(9)	—	—	73,180	3.3%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
All directors and Executive(10) Officers as a Group (12 persons)	6,269,754	31.6%	1,208,988	54.8%

*	Less than 1%.

(1)	550 South Hope Street, Suite 1825, Los Angeles, California 90071.

(2)	Mr. Cotter directly owns directly or indirectly through wholly owned entities, 3,595,782 shares of RII Class A Stock (inclusive of 29,730 shares held in Mr. Cotter’s profit sharing plan) and 1,023,888 shares of Class B Stock. Mr. Cotter has currently exercisable stock options to acquire 750,000 and 137,500 shares of RII Class A and RII Class B Stock, respectively. Mr. Cotter is also considered the beneficial owner of 1,565,782 shares of RII Class A Stock owned by Hecco Ventures, a general partnership (“HV”). Mr. Cotter has voting and investment power with respect to these shares and is the general partner of James J. Cotter Ltd., the general partner of HV. Mr. James J. Cotter, Jr. and Ms. Margaret Cotter are Mr. Cotter’s son and daughter, and they serve on the Board of Directors. Each have options to acquire 20,000 shares of RII Class A Stock. In addition, Margaret Cotter currently holds exercisable options to acquire 35,100 shares of RII Class B Stock. Ellen Cotter is the daughter of Mr. Cotter, the sister of Mr. Cotter, Jr., and Margaret Cotter. Ms. Ellen Cotter is the Chief Operating Officer of the Company’s domestic cinemas. She holds currently holds exercisable options to acquire 75,000 shares of RII Class A Stock and 12,500 shares of RII Class B Stock. Mr. James J. Cotter Jr. and

Ms. Margaret Cotter are, together with their sister Ellen Cotter, the sole limited partners of the James J. Cotter Ltd.

(3)	Includes 20,000 shares of RII Class A Stock for each of the directors which may be acquired through the exercise of currently exercisable stock options.

(4)	Hecco Ventures (“HV”) is a California general partnership. James J. Cotter is the general partner of James J. Cotter LTD, the limited partnership which is the general partner of HV. The other general partners of HV are Michael Forman and a subsidiary of the Decurion Corporation, a company privately owned by Michael Forman and certain members of his family. HV has granted Mr. Cotter the right to vote the shares held by it. Accordingly, Mr. Cotter has sole voting power and shared investment power.

(5)	Based on Form 3 filed April 25, 2001.

(6)	Based on Schedule 13-G filed January 17, 2002 for RII Class B Stock. Pacific Asset Management LLC (“Pacific”) does not hold the securities as part of a group. However, Pacific serves as the investment manager to the direct beneficial owner, JMG Triton Offshore Fund, Ltd. and has the power to determine whether or when the securities will be sold.

(7)	Based on Schedule 13-G filed May 12, 2003 for RII Class B Stock.

(8)	Based on Schedule 13-D filed March 26, 2002 for RII Class B Stock, which includes shares which are owned of record by Diamond A Partners, L.P (“DAP”) and by Diamond A Investors L.P (“DAI”) over which Lawndale Capital Management, Inc. (“LCM”) and Andrew E. Shapiro have shared voting and dispositive power. According to filings with the SEC, Lawndale Capital Management, Inc. is the investment advisor to DAP and DAI, which are investment limited partnerships and Mr. Shapiro is the sole manager of LCM.

(9)	Based on Schedule 13-G filed February 7, 2003 for RII Class B Stock.

(10)	Beneficial ownership is based on 19,866,876 shares of RII Class A and 2,032,414 shares of RII Class B Stock outstanding as of December 31, 2003, plus all options exercisable within 60 days of year-end for such persons holding such options. Shares exercisable within 60 days of the year-end are deemed outstanding for the person holding such options but not deemed outstanding for any other person.

Item 13 — Certain Relationships and Related Transactions

Transactions with Sutton Hill Capital, LLC

      In July 2000, we acquired from Sutton Hill Capital, LLC (“SHC”) the Manhattan based City Cinemas circuit in a transaction structured as a 10 year operating lease (the “City Cinemas Operating Lease”) with options either to extend the lease for an additional 10 year term or, in the alternative, to purchase the improvements and certain of the real estate assets underlying that lease (the “City Cinemas Purchase Option”). We paid an option fee of $5,000,000, applicable against the purchase price if we elected to exercise the City Cinemas Purchase Option. The aggregate exercise price of the City Cinemas Purchase Option was $48,000,000, and rent was calculated to provide an 8.25% yield (subject to a modified cost of living adjustment) on the difference between the exercise price and the $5,000,000 option fee. Incident to that transaction, we agreed to lend to SHC (the “City Cinemas Standby Credit Facility”) up to $28,000,000, beginning in July 2007 all due and payable in December 2010 (the principal balance and accrued interest on any such loan also to be applied against the option exercise price, if exercised). The interest rate on the City Cinemas Standby Credit Facility was also fixed at 8.25%, subject to the same modified cost of living adjustment used to calculate rent under the City Cinemas Operating Lease. We have no legal obligation to exercise either the option to extend the City Cinemas Operating Lease or the City Cinemas Purchase Option. However, our recourse against SHC on the City Cinemas Standby Credit Facility is limited to the assets of SHC which consist entirely of the assets subject to the City Cinemas Purchase Option. In this annual report, we refer to the transaction memorialized by the City Cinemas Operating Lease, City Cinemas Purchase Option and City Cinemas Standby Credit Agreement as the City Cinemas Transaction. Because the City Cinemas Operating Lease is an operating lease and since the City Cinemas Standby Credit Facility was, in our view, adequately secured, no asset or liability was established on our balance sheet with respect to the City Cinemas Transaction.

      SHC is indirectly owned by Messrs. James J. Cotter and Michael Forman. Mr. Cotter is our Chairman, Chief Executive Officer and controlling stockholder. Mr. Forman is the second largest holder of our Class B Stock. As the transaction was a related party transaction, it was reviewed and approved by a committee of the RII Board of Directors comprised entirely of independent directors, and is described in greater detail later in this document in Part III, Item 13 under the heading “Certain Relationships and Related Transactions. Also, the material transaction documents have been previously filed as exhibits to our Report. Accordingly, the discussion here is intended to be summary in nature.

      Since we entered into the City Cinemas Transaction, two of the cinema properties involved in that transaction have been sold to third parties for redevelopment: the Murray Hill Cinema and the Sutton Cinema. These purchasers paid $10,000,000 and $18,000,000 respectively for these two properties, which included the cost of acquiring the fee interest in these properties held by Nationwide Theaters (an affiliate of SHC), the leasehold interest of SHC, and our rights under the City Cinemas Operating Lease and the City Cinemas Purchase Option. Since we believed that a sale of these properties at these prices was more beneficial to us than continuing to operate them as cinemas, and since the original City Cinemas Transaction did not contemplate a piece-meal release of properties or give us the right to exercise our City Cinemas Purchase Option either (i) on a piece-meal basis or (ii) prior to July 2010, we worked with SHC to devise a transaction that would allow us to dispose of our collective interests in these properties while preserving the fundamental benefits of the transaction for ourselves and SHC. Included among the benefits to be preserved by SHC was the deferral of any capital gains tax with respect to the transfer of the remaining properties until 2010 and assurances that the various properties involved in the City Cinemas Transaction would only be acquired by us on an “all or none” basis. Included among the benefits to be preserved for us was the right to get the benefit of 100% of any appreciation in the properties underlying the City Cinemas Operating Lease between the date of that lease (July 2000) and the date any such properties were sold, provided that we ultimately exercised our purchase rights under the City Cinemas Purchase Option.

      As a result of these negotiations and the sale of these two properties, our rent under the City Cinemas Operating Lease has been reduced by approximately $1,246,000 per annum, the exercise price of the City Cinemas Purchase Option has been reduced from $48,000,000 to $33,000,000, and our funding obligation under the City Cinemas Standby Line of Credit has been reduced from $28,000,000 to $13,000,000. In addition, we received in consideration of the release of our interest in the Murray Hill Cinema a cash payment of $500,000. In consideration of the transfer of our interest in the Sutton Cinema we have, in addition, received a $13,000,000 purchase money promissory note (the Sutton Purchase Money Note”) secured by a first mortgage on the Sutton Cinema property (the “Sutton Purchase Money Mortgage”), and a right to acquire up to a 25% interest in the special purpose entity formed to redevelop the Sutton Cinema property for a prorate capital contribution (the “Sutton Reinvestment Option”). If we elect not to exercise our Sutton Reinvestment Option, we will receive an in lieu fee of $650,000. The Sutton Purchase Money Note is all due and payable on October 21, 2005, and bears interest for the first year at 3.85%, increasing in the second year to 8.25%. The Sutton Purchase Money Note may be prepaid at any time, and we have reserved the right to operate the Sutton Cinema until, in essence, the Sutton Purchase Money Promissory Note is paid. We are currently advised by the purchaser that it anticipates paying off the Sutton Purchase Money Note and taking possession of the Sutton Cinema before the end of this year.

      In keeping with the “all or none” nature of our rights under the City Cinemas Purchase Option, we have agreed to use the principal proceeds of the Sutton Purchase Money Promissory Note to fund our remaining $13,000,000 obligation under the City Cinemas Standby Credit Facility, and have granted SHC a security interest in the Sutton Purchase Money Note and Sutton Purchase Money Mortgage. We have also agreed that the principal amount of the City Cinemas Standby Credit Facility will be forgiven if we do not exercise our purchase rights under the City Cinemas Purchase Option. Accordingly, if we exercise our rights under the City Cinemas Purchase Option to purchase the remaining City Cinemas assets, we will be acquiring the remaining assets subject to the City Cinemas Operating Lease for an additional cash payment of $15,000,000, (offsetting against the current $33,000,000 exercise price, the previously paid $5,000,000 deposit and the $13,000,000 principal amount of the City Cinemas Standby Credit Facility) and will receive, in essence, the benefit of 100% of the appreciation in all of the properties initially subject to the City Cinemas Operating

Lease between July 2000, and the date such properties were either disposed of or acquired by us pursuant to the City Cinemas Purchase Option. If we do not exercise our option to purchase, then the City Cinemas Credit Facility will be forgiven, and we will not get the benefit of such appreciation.

      In the event that the Sutton Purchase Money Note is not timely paid, then unless we find a substitute source of funding for the City Cinemas Credit Facility, SHC may foreclose on the Sutton Property, in which case the property would be returned to the City Cinemas Operating Lease and the City Cinemas Purchase Option. While the loan was made to a special purpose entity, we do not believe that there is any material likelihood of nonpayment of the Sutton Purchase Money Note.

      We have also negotiated the right to use up to $5,000,000 of the principal proceeds from the Sutton Purchase Money Note to fund all or a portion of our Sutton Reinvestment Option, should we choose to exercise that option. We have not yet made a determination whether or not to exercise that option. Given the progress that is being made by the developer, it is likely that we will be called upon to make a decision whether or not to exercise our Sutton Reinvestment Option by the middle of this year. If we use a portion of the principal Proceeds of the Sutton Purchase Money Promissory Note for this purpose, then SHC’s draw down rights with respect to such amount under the City Cinemas Standby Credit Facility will be deferred.

      Since the Murray Hill Cinema sale transaction was structured as a release of our leasehold interest in the Murray Hill Cinema, we did not recognize any gain or loss for either book or tax purposes, other than the $500,000 in lieu fee, which was recognized as non-operating income. We likewise did not book any gain or loss on the disposition of the Sutton Cinema for book purposes. However, we will recognize gain in the amount of approximately $13,000,000 for state and federal tax purposes, which gain will be offset against net operating losses. Notwithstanding this offset, we will still be liable for alternative minimum tax on the transaction. Any such alternative minimum tax will, however, be offset against our future tax liabilities.

      Each of the above modification transactions involved was reviewed by a committee of the independent directors of the Board of Directors with the assistance of outside counsel. In each case, the independent directors of the applicable committee have found the transaction to be fair and in the best interests of Reading and its public stockholders. The material documents memorializing these transactions with SHC have been previously filed as exhibits to this Report.

      Reflecting the disposition of the Murray Hill Cinema and the Sutton Cinema and the amendments to date with respect to the City Cinemas Operating Lease, the City Cinemas Purchase Option, we are currently paying SHC rent of $2,394,000 per year on a triple net basis. For the years ended December 31, 2003 and 2002, rent expense to SHC was $2,674,000 and $2,815,000, respectively. We intend to fund between $8,000,000 and $13,000,000 of our remaining obligation under the City Cinemas Standby Credit Facility from the principal payment of the Sutton Purchase Money Note (which will effectively reduce our rent obligation under the City Cinemas Operating Lease to between $1,708,000 and $1,260,000 year, depending on the extent to which we use such proceeds to fund our obligations under the City Cinemas Standby Credit Facility), and have the option to purchase in July 2010 the remaining assets under the City Cinemas Operating Agreement (SHC’s long term leasehold interests in the Village East Cinema and the Cinemas 1, 2 & 3 in Manhattan) for an additional payment of $15,000,000 (plus whatever unfunded balance remains with respect to our funding obligation under the City Cinemas Standby Credit Facility).

Play Investments

      From time to time Mr. Cotter and the other members of management, have been afforded the opportunity to invest in the plays that play or may play in the live theaters owned by the Company. These investments are monitored by Mr. Cotter, and periodically reported to the Audit and Conflicts Committee. Investments made by Mr. Cotter are subject to the review and approval of the Audit and Conflicts Committee.

OBI Management Agreement

      Pursuant to a Theater Management Agreement (the “Management Agreement”), the Company’s live theater operations are managed by OBI LLC (“OBI Management,” which is wholly owned by Ms. Margaret Cotter who is the daughter of James J. Cotter and a director of Reading..

      The Management Agreement generally provides that the Company will pay OBI Management a combination of fixed and incentive fees which historically have equated to approximately 19% of the net cash flow received by the Company from its live theaters in New York and approximately 3% of the gross box office receipts. Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management receives no compensation with respect to a theater at any time when it is not generating revenues for the Company. This arrangement provides an incentive to OBI Management to keep the theaters booked with the best available shows, and mitigates the negative cash flow that would result from having an empty theater. In addition, OBI Management manages the Company’s Royal George live theater complex in Chicago on a fixed fee basis. In 2003, based on box office receipts of approximately $12,728,000, the Company paid OBI Management $422,000 (including $35,000 for managing the Royal George). In 2002, based on box office receipts of approximately $11,889,000, the Company paid OBI Management $477,000 (including $35,000 for managing the Royal George). In each year, the Company reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Complex.

      OBI Management conduct its operations from office facilities owned by the Company on a rent-free basis, and the Company shares the cost of one administrative employee of OBI Management located at those offices. Other than these expenses and travel-related expenses for OBI Management personnel to travel to Chicago as referred to above, OBI Management is responsible for all of its costs and expenses related to the performance of its management functions. The Management Agreement will expire on December 31, 2004, but will renew automatically for successive one-year periods unless either party gives at least six months’ prior notice of intention to allow the Management Agreement to expire. The Company may terminate the Management Agreement at any time for cause.

      Prior to the time Liberty Theaters was acquired by the Company in 2000, its theaters were managed by Union Square Management, Inc., a company in which Ms. Cotter was employed, but which was owned by parties unrelated to Mr. Cotter or the Company. OBI Management took over management of the Liberty Theaters live theaters shortly before Liberty Theaters was acquired by the Company, and from the time of that transaction until March 13, 2003, OBI Management provided such management services on an “at will basis” and on generally the same terms, including terms related to compensation, as such services had previously been provided by Union Square Management, Inc. Accordingly, the cost of this management structure was taken into account by the Company’s Audit and Conflicts Committee at the time the acquisition of Liberty Theaters was approved. The current Management Agreement was approved by the Company’s Audit and Conflicts Committee on March 13, 2003, and has been applied retroactively to January 1, 2002. The Management Agreement is substantially similar to Liberty Theaters’ prior arrangement with Union Square Management, Inc., except that:

•	the cost of any new capital improvements to the New York theaters will be amortized over the life of those improvement consistent with Generally Accepted Accounting Principles for purposes of calculating net cash flow rather than being expensed in the year incurred; and

•	in those cases where the Company assists in the financing of plays appearing in its theaters, any profits and losses to the Company resulting from such financing will be factored in by calculating theater cash flow for purposes of determining OBI Management’s incentive compensation.

Certain Family Relationships

      Mr. James J. Cotter. the controlling stockholder of Reading International, has advised the Board of Directors that he considers his holdings in Reading International to be long-term investments to be passed to his heirs. The Directors of Reading believe that it is in the best interests of Reading International and its stockholders, for these heirs to become experienced in the operations and affairs of the Company. Accordingly, all of Mr. Cotter’s children are currently involved with the Company.

•	Mr. James J. Cotter, Jr. was elected to the Board of Directors of Reading International on March 21, 2002. Mr. J. Cotter, Jr. is a graduate of the Brown University, and obtained his law and tax degrees from the New York University. He is currently in the private practice of law with the firm of Winston & Strawn, in Manhattan. He is also a limited partner in James J. Cotter Ltd.

•	Ms. Margaret Cotter was elected to the Board of Directors on September 27, 2002. Prior thereto, she was a member of the Board of Directors of Craig Corporation. She is the owner and President of OBI LLC (“OBI Management”), a company that provides management services to the Company’s live theaters as discussed above under “OBI Management Agreement” Ms. Margaret Cotter has an undergraduate degree from Georgetown and a juris doctorate from Georgetown Law School. She then spent four years as an assistant district attorney and felony trial prosecutor in New York prior to joining the Company. Ms. Margaret Cotter is also a limited partner in James J. Cotter, Ltd.

•	Ms. Ellen Cotter is the Chief Operating Officer — Domestic Cinemas. Ms. E. Cotter is a graduate of Smith College and holds a juris doctorate from Georgetown Law School. She was in private practice with the law firm of White & Case as a corporate attorney for four years prior to joining the Company. Ms. Ellen Cotter is also a limited partner in James J. Cotter, Ltd.

Item 14A — Independent Public Accountant Fees

Audit Fees

      The aggregate fees billed by Deloitte & Touche for professional services rendered for the audit of RII’s 2003 financial statements and the reviews of the financial statements included in RII’s Form 10-Q for 2003 was $257,091.

Financial Information Systems Design and Implementation Fees

      No fees were billed by Deloitte & Touche for 2003 for financial information systems design and implementation fees.

All Other Fees

      The aggregate fees billed by Deloitte & Touche for 2003 for services other than as set forth above were $70,275, consisting of tax consulting fees.

PART IV

Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements

      All schedules other than those listed above are omitted because they are not applicable, not required, or the information required to be set forth herein is included in the financial statements or the notes thereto.

      (b) Reports on Form 8-K

•	On November 12, 2003, Reading International, Inc. issued a press release announcing its consolidated financial results for its third quarter ended September 30, 2003.

•	On December 16, 2003, Reading International, Inc. issued a press release announcing the recognition of its 50-acre property in Burwood Heights in Melbourne, Australia as a “major activity center.”

      (c) Exhibits

3.1	Certificate of Amendment of Restatement Articles of Incorporation of Citadel Holding Corporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).
3.2	Restated By-laws of Citadel Holding Corporation, a Nevada corporation (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).
3.3	Certificate of Amendment of Articles of Incorporation of Citadel Holding Corporation (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.4	Articles of Merger of Craig Merger Sub, Inc. with and into Craig Corporation (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.5	Articles of Merger of Reading Merger Sub, Inc. with and into Reading Entertainment, Inc. (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.1	Tax Disaffiliation Agreement, dated as of August 4, 1994, by and between Citadel Holding Corporation and Fidelity Federal Bank (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).
10.2	Standard Office lease, dated as of July 15, 1994, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).
10.3	First Amendment to Standard Office Lease, dated May 15, 1995, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).
10.4	Guaranty of Payment dated May 15, 1995 by Citadel Holding Corporation in favor of Fidelity Federal Bank (filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

10.5		Exchange Agreement dated September 4, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc. Craig Corporation, Craig Management, Inc., Reading Entertainment, Inc., Reading Company (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
10.6		Asset Put and Registration Rights Agreement dated October 15, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc., Reading Entertainment, Inc., and Craig Corporation (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
10.7		Articles of Incorporation of Reading Entertainment, Inc., A Nevada Corporation (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).
10	.7a	Certificate of Designation of the Series A Voting Cumulative Convertible preferred stock of Reading Entertainment, Inc. (filed as Exhibit 10.7a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).
10.8		Lease between Citadel Realty, Inc., Lesser and Disney Enterprises, Inc., Lessee dated October 1, 1996 (filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).
10.9		Second Amendment to Standard Office Lease between Citadel Realty, Inc. and Fidelity Federal Bank dated October 1, 1996 (filed as Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).
10.10		Citadel 1996 Non-employee Director Stock Option Plan (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).
10.11		Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.12		Stock Purchase Agreement dated as of April 11, 1997 by and between Citadel Holding Corporation and Craig Corporation (filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
10.13		Secured Promissory Note dated as of April 11, 1997 issued by Craig Corporation to Citadel Holding Corporation in the principal amount of $1,998,000 (filed as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
10.14		Agreement for Purchase and Sale of Real Property between Prudential Insurance Company of America and Big 4 Farming LLC dated August 29, 1997 (filed as Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.15		Second Amendment to Agreement of Purchase and Sale between Prudential Insurance Company of America and Big 4 Farming LLC dated November 5, 1997 (filed as Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.16		Partnership Agreement of Citadel Agricultural Partners No. 1 dated December 19, 1997 (filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.17		Partnership Agreement of Citadel Agricultural Partners No. 2 dated December 19, 1997 (filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.18		Partnership Agreement of Citadel Agricultural Partners No. 3 dated December 19, 1997 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.19		Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 1 and Big 4 Farming LLC (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.20		Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 2 and Big 4 Farming LLC (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.21		Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 3 and Big 4 Farming LLC (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.22		Line of Credit Agreement dated December 29, 1997 between Citadel Holding Corporation and Big 4 Ranch, Inc. (filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.23		Management Services Agreement dated December 26, 1997 between Big 4 Farming LLC and Cecelia Packing (filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.24		Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 1 (filed as Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.25		Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 2 (filed as Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.26		Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 3 (filed as Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.27		Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 1 (filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.28		Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 2 (filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.29		Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 3 (filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.30		Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 1 (filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.31		Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 2 (filed as Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.32		Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 3 (filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.33		Administrative Services Agreement between Citadel Holding Corporation and Big 4 Ranch, Inc. dated December 29, 1997 (filed as Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.34		Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (filed as Exhibit as 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.35		Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 (filed by Reading Entertainment Inc. as Form 10-K for the year ended December 31, 1999 on April 14, 2000 and incorporated herein by reference).
10.36		Promissory note dated December 20, 1999 between Citadel Holding Corporation and Nationwide Life Insurance 3 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10	.37*	Employment Agreement between Citadel Holding Corporation and Andrzej Matyczynski (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.38		Citadel 1999 Employee Stock Option Plan (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.39		Amendment and Plan of Merger By and Among Citadel Holding Corporation and Off-Broadway Theatres, Inc. (filed as Exhibit A to the Company’s Proxy Statement and incorporated herein by reference).
10.40		Amended and Restated Lease Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.41		Amended and Restated Citadel Standby Credit Facility dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.42		Amended and Restated Security Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.43		Amended and Restated Pledge Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.44		Amended and Restated Intercreditor Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. and Nationwide Theatres Corp. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.45		Guaranty dated July 28, 2000 by Michael R. Forman and James J. Cotter in favor of Citadel Cinemas, Inc. and Citadel Realty, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.46		Amended and Restated Agreement with Respect to Fee Option dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Citadel Realty, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.47		Theater Management Agreement between Liberty Theaters Inc. and OBI LLC (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10	.48*	Non-qualified Stock Option Agreement between Reading International, Inc. and James J. Cotter (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.49		Omnibus Agreement between Citadel Cinemas, Inc. and Sutton Hill Capital, LLC, dated October 22, 2003 (filed on Quarterly Report Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference).
10.50		Pledge Agreement between Citadel Cinemas, Inc. and Sutton Hill Capital, LLC, dated October 22, 2003 (filed on Quarterly Report Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference).
10.51		Guarantee of Lenders Obligation Under Standby Credit Agreement in favor of Sutton Hill Capital, LLC, dated October 22, 2003(filed on Quarterly Report Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference).
21		List of Subsidiaries (filed herewith).
23		Consent of Independent Auditors (filed herewith).
31.1		Certification of Principal Executive Officer dated March 12, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer dated March 12, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of Principal Executive Officer and Principal Financial Officer dated March 12, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	These exhibits constitute the executive compensation plans and arrangements of the Company.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.
(Registrant)

By:	/s/ ANDRZEJ MATYCZYNSKI

Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: March 12, 2004

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JAMES J. COTTER James J. Cotter	Chairman of the Board and Director and Chief Executive Officer	March 12, 2004

/s/ ERIC BARR Eric Barr	Director	March 12, 2004

/s/ JAMES J. COTTER, JR. James J. Cotter, Jr.	Director	March 12, 2004

/s/ MARGARET COTTER Margaret Cotter	Director	March 12, 2004

/s/ GERARD P. LAHENEY Gerard P. Laheney	Director	March 12, 2004

/s/ WILLIAM C. SOADY William C. Soady	Director	March 12, 2004

/s/ ALFRED VILLASEÑOR JR. Alfred Villaseñor, Jr.	Director	March 12, 2004