Form 10-Q
period 2004-03-31
READING INTERNATIONAL INC
filed 2004-05-10
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [x] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2004, there were 19,916,876 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,982,414 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1 – Financial Statements

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2004	2003

ASSETS
Cash and cash equivalents	$18,221	$21,735
Investment in marketable securities	119	85
Receivables	6,179	4,787
Inventory	534	518
Restricted cash	462	456
Prepaid and other current assets	4,517	2,612

Total current assets	30,032	30,193
Rental property, net	7,787	7,916
Property and equipment, net	118,580	119,439
Property held for development	26,747	26,396
Investment in joint ventures	4,633	4,482
Note Receivable	13,000	13,000
Capitalized leasing costs, net	378	411
Intangible assets, net	11,968	12,248
Goodwill, net	5,094	5,090
Other noncurrent assets	3,651	3,691

Total assets	$221,870	$222,866

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	(Unaudited)
	March 31,	December 31,
	2004	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$13,938	$13,222
Film rent payable	3,640	4,489
Notes payable – current portion	2,130	1,930
Income taxes payable	6,913	7,046
Deferred revenue	1,389	1,561
Other current liabilities	905	1,148

Total current liabilities	28,915	29,396
Notes payable – long-term portion	69,087	69,215
Deferred real estate revenue	1,381	1,143
Other noncurrent liabilities	10,274	10,133

Total liabilities	109,657	109,887

Commitments and contingencies
Minority interest in consolidated affiliates	4,283	4,488
Stockholders’ equity
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 33,858,299 issued and 19,916,876 shares outstanding at March 31, 2004 and December 31, 2003, respectively	199	199
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized, 1,982,414 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	20	20
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized	—	—
Additional paid-in capital	123,516	123,516
Accumulated deficit	(47,793)	(46,440)
Accumulated other comprehensive income	31,988	31,196
Total stockholders’ equity	107,930	108,491

Total liabilities and stockholders’ equity	$221,870	$222,866

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2004	2003

Revenue
Cinema	$19,676	$19,035
Live Theater	825	1,078
Rental/real estate	2,837	1,857

	23,338	21,970

Operating expense
Cinema	16,559	15,325
Live Theater	527	613
Rental/real estate	1,267	1,124
Depreciation and amortization	3,041	2,497
General and administrative	3,509	3,488

	24,903	23,047

Operating loss	(1,565)	(1,077)
Non-operating (income) expense
Interest income	(336)	(139)
Interest expense	1,029	919
Other (income) expense	(1,191)	132

Loss before income taxes and minority interest	(1,067)	(1,989)
Income tax provision (benefit)	301	(171)

Loss before minority interest	(1,368)	(1,818)
Minority interest (income) expense	(15)	127

Net loss	$(1,353)	$(1,945)

Basic loss per share	$(0.06)	$(0.09)
Weighted average number of shares outstanding – basic	21,899,290	21,821,142

Diluted loss per share	$(0.06)	$(0.09)
Weighted average number of shares outstanding – diluted	21,899,290	21,821,142

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,

	2004	2003

Operating Activities
Net loss	$(1,353)	$(1,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain recognized on foreign currency translation	(719)	—
Equity in the earnings of joint ventures	(525)	(84)
Depreciation and amortization	3,041	2,497
Other, net	160	137
Minority interest	(15)	127
Changes in operating assets and liabilities:
Increase in receivables	(1,425)	(121)
Increase in prepaid and other assets	(1,874)	(1,334)
Decrease in liabilities	(338)	(335)

Net cash used in operating activities	(3,048)	(1,058)

Investing activities
Purchase of equipment	(723)	(690)
Distributions from joint ventures	650	338
Investment in joint venture	—	(80)
Proceeds from disposal of assets	—	368

Net cash used in investing activities	(73)	(64)

Financing activities
Repayment of long-term borrowings	(680)	(350)
Minority interest distributions	(200)	(366)

Net cash used in financing activities	(880)	(716)

Effect of exchange rate changes on cash and cash equivalents	487	1,072

Decrease in cash and cash equivalents	(3,514)	(766)
Cash and cash equivalents at beginning of period	21,735	19,286

Cash and cash equivalents at end of period	$18,221	$18,520

Supplemental Disclosures
Interest paid	$732	$715
Income taxes paid	$37	$10

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2004

Note 1 – Basis of Presentation

     Reading International, Inc. a Nevada corporation along with its consolidated subsidiaries (the “Company” or “Reading”) is the corporate successor to the Reading Railroad, initially organized in Pennsylvania in 1833. Reading was incorporated in 1999 and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”) is now the owner of the consolidated businesses and assets of Reading Entertainment (“RDGE”), Craig Corporation (“CRG”) and Citadel Holding Corporation (“CDL”). Its businesses consist primarily of:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, New Zealand and Puerto Rico;

•	the development and operation of cinema-based entertainment-themed retail centers (“ETRC”) in Australia and New Zealand;

•	the ownership and operation of “Off Broadway” style live theaters in Manhattan and Chicago; and

•	the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States as a business ancillary to the development and operation of cinemas, cinema-based ETRCs and live theaters.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting. As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted. There have been no material changes in the information disclosed in the notes to the condensed consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Annual Report”). The financial information presented in this quarterly report on Form 10-Q for the period ended March 31, 2004 (the “March Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the Company’s 2003 Annual Report which contains the latest audited financial statements and related footnotes.

     In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects the Company’s financial position, results of its operations and cash flows for the three months ended March 31, 2004 have been made. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the entire year. Certain amounts in previously issued financial statements have been reclassified to conform to the 2004 presentation.

Note 2 – Stock-Based Compensation

     The Company has a stock based compensation plan for certain employees and non-employee directors which is fully described in the 2003 Annual Report. The Company accounts for the plan under the recognition and measurement principles of APB Opinion (“APBO”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APBO No. 25, no stock-based employee compensation cost has been reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. APBO No. 25 does not apply to non-employees and would require that the Company record compensation expense for non-employees. However, APBO No. 25 applies to non-employee directors when stock options are granted in connection with the non-employee directors’ board services. As such, no compensation expense has been recorded.

     Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS Nos. 123 and 148”) established disclosure requirements using the fair value basis method of accounting for stock-based compensation. As permitted by SFAS Nos. 123 and 148, the Company has elected to continue using the intrinsic value method of accounting prescribed under APBO No. 25. The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value provisions of SFAS Nos. 123 and 148 to measure stock-based compensation (dollars in thousands):

	Three Months Ended
	March 31,

	2004	2003

Net loss, as reported	$(1,353)	$(1,945)
Add: Stock-based employee compensation expense included in reported net income	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(47)	(72)

Pro forma net loss	$(1,400)	$(2,017)

Earnings per share:
Basic and diluted—as reported	$(0.06)	$(0.09)
Basic and diluted—pro forma	$(0.06)	$(0.09)

Note 3 – Business Segments

     Reading’s operations are organized into three reportable business segments within the meaning of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s reportable segments are: (1) cinema, (2) live theater and (3) rental/real estate. The Company’s cinema segment is primarily engaged in the development, ownership and operation of multiplex cinemas. The live theater segment is engaged in the ownership and operation of “Off Broadway” style live theaters. Reading’s rental and real estate segment is primarily engaged in the development, ownership and operation of commercial properties, including ETRCs. Corporate results include interest income earned with respect to the Company’s cash balances, interest expense, general and administrative expenses, minority interest expense and other (income) expense.

     Information about the Company’s cinema, live theater and rental/real estate segment operations for the three months ended March 31, 2004 and 2003 is presented in the following tables (dollars in thousands):

Three Months Ended March 31,			Rental/
2004	Cinema	Live Theater	Real Estate	Corporate	Consolidated

Revenue	$19,676	$825	$2,837	$—	$23,338
Operating expense	16,559	527	1,267	—	18,353
Depreciation & amortization expense	1,741	86	1,173	41	3,041
General & administrative expense	1,353	1	57	2,098	3,509

Operating income (loss)	23	211	340	(2,139)	(1,565)
Minority interest income	—	—	—	(15)	(15)
Other income	—	—	—	(498)	(498)

Income (loss) before tax	23	211	340	(1,626)	(1,052)
Income tax provision	—	—	—	301	301

Net income (loss)	$23	$211	$340	$(1,927)	$(1,353)

Three Months Ended March 31,			Rental/
2003	Cinema	Live Theater	Real Estate	Corporate	Consolidated

Revenue	$19,035	$1,078	$1,857	$—	$21,970
Operating expense	15,325	613	1,124	—	17,062
Depreciation & amortization expense	1,524	84	839	50	2,497
General & administrative expense	1,472	10	69	1,937	3,488

Operating income (loss)	714	371	(175)	(1,987)	(1,077)
Minority interest expense	—	—	—	127	127
Other expense	—	—	—	912	912

Income (loss) before tax	714	371	(175)	(3,026)	(2,116)
Income tax benefit	—		—	(171)	(171)

Net income (loss)	$714	$371	$(175)	$(2,855)	$(1,945)

Note 4 — Foreign Currency and Derivative Instruments

     As fully described in the Company’s 2003 Annual Report, Reading has cinema operations and significant assets in Australia and New Zealand. To the extent possible, Reading conducts its Australian and New Zealand operations on a self-funding basis. The carrying value of the Company’s Australian and New Zealand assets fluctuates due to changes in the exchange rates between the US dollar and the functional currency of Australia (Australian dollar) and New Zealand (New Zealand dollar). The Company has no derivative financial instruments to hedge foreign currency exposure.

     Presented in the table below are the currency exchange rates for Australia and New Zealand as of March 31, 2004 and December 31, 2003.

	US	Dollar

		December 31,
	March 31, 2004	2003

Australian Dollar	$0.7620	$0.7520
New Zealand Dollar	$0.6650	$0.6557

Note 5 – Loss Per Share

     Basic loss per share is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options give rise to potentially dilutive common shares.

	Stock Options

	March 31, 2004			March 31, 2003

		Weighted Average			Weighted Average
Common Stock	Outstanding	Exercise Price	Exercisable	Outstanding	Exercise Price	Exercisable

Class A Nonvoting	1,498,200	$4.14	1,175,200	1,418,050	$4.14	941,875
Class B Voting	185,100	$9.90	185,100	881,180	$6.08	881,180

     For the three months ended March 31, 2004 and 2003, respectively, the Company recorded net losses. As such, the incremental shares of 573,669 and 385,402 in 2004 and 2003, respectively from stock options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

Note 6 — Comprehensive Income

     US GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income. The following table sets forth the Company’s comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31

	2004	2003

Net loss	$(1,353)	$(1,945)
Foreign currency translation	790	5,185
Unrealized gain (loss) on AFS	2	(166)

Comprehensive income	$(561)	$3,074

Note 7 — Rental Property and Property and Equipment

     As of March 31, 2004 and December 31, 2003, Reading had investments in rental property and property and equipment as follows (dollars in thousands):

	March 31,	December 31,
	2004	2003

Rental property
Land	$2,951	$2,951
Building and improvements	7,515	7,515

	10,466	10,466
Less accumulated depreciation	(2,679)	(2,550)

Rental property, net	$7,787	$7,916

Property and equipment
Land	$27,126	$26,889
Building	58,606	57,919
Leasehold interest	7,350	7,305
Construction-in-progress and property development	5,663	5,241
Fixtures and equipment	41,942	41,397

	140,687	138,751
Less accumulated depreciation	(22,107)	(19,312)

Property and equipment, net	$118,580	$119,439

Note 8 – Goodwill and Intangible Assets

     As of January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Reading does not amortize goodwill and instead, performs annual impairment reviews of its goodwill and other intangible assets. As of March 31, 2004 and December 31, 2003, Reading had goodwill of $5,094,000 and $5,090,000, respectively, consisting of the following (dollars in thousands):

	March 31,	December 31,
	2004	2003

Segments Cinema	$1,050	$1,050
Live theater	3,766	3,766
Rental/real estate	278	274

Total	$5,094	$5,090

     Reading has intangible assets other than goodwill which are subject to amortization and are being amortized over various periods. The Company amortizes its beneficial lease over 20 years and its option fees and acquisition costs over 10 years. For the three months ended March 31, 2004, the amortization expense totaled $280,000.

     Intangible assets subject to amortization consist of the following (dollars in thousands):

	March 31,	December 31,
	2004	2003

Intangible assets
Beneficial lease	$10,459	$10,459
Option fee	5,000	5,000
Acquisition costs	951	951

	16,410	16,410
Less: Accumulated amortization	(4,442)	(4,162)

Total, net	$11,968	$12,248

Note 9 – Income Tax

     The income tax provision (benefit) for the three months ended March 31, 2004 and 2003 was comprised of the following amounts (dollars in thousands), respectively:

	Three Months Ended
	March 31

	2004	2003

Foreign income tax provision	$169	$—
Foreign withholding tax	130	190
Federal tax refund	—	(365)
Other tax	2	4

Net tax provision (benefit)	$301	$(171)

Note 10 – Minority Interest

     Minority interest is comprised of the following enterprises:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) by a subsidiary of National Auto Credit, Inc.;

•	33% minority interest in the Elsternwick Joint Venture by Champion Pictures Pty Ltd.; and

•	25% minority interest in Australian Country Cinemas by Panorama Cinemas for the 21st Century Pty Ltd.

The components of minority interest are as follows (dollars in thousands):

	March 31,	December 31,
	2004	2003

AFC LLC	$3,670	$3,816
Australian Country Cinemas	372	417
Elsternwick Unincorporated Joint Venture	241	255

Minority interest in consolidated affiliates	$4,283	$4,488

	For the three Months Ended
	March 31,

	2004	2003

AFC LLC	$53	$119
Australian Country Cinemas	(52)	(5)
Elsternwick Unincorporated Joint Venture	(16)	9
Big 4 Farming, LLC	—	4

Minority interest (income) expense	$(15)	$127

Note 11 – Other (Income) Expense

     Other (income) expense is comprised of the following (dollars in thousands):

	Three Months Ended
	March 31,

	2004	2003

Equity in earnings of cinema joint ventures	(525)	(84)
Realized gain on foreign currency	(719)	—
Loss on disposal of assets, net	—	198
Other expense	53	18

Other (income) expense	$(1,191)	$132

Note 12 – Loan Agreement

     During the fourth quarter of 2003, the Company accepted an Offer to Loan from a major Australian Bank to refinance its existing AUD$30,000,000 loan facility in Australia and to extend its borrowing to AUD$40,000,000. Advanced discussions concerning the finalization and documentation of this loan facility are currently in process with the bank.

Note 13– Subsequent Event

     Subsequent to the end of the first quarter of 2004, the Company entered into a letter of intent with a possible purchaser of the Company’s cinemas in Puerto Rico. The sale of these cinemas remains subject to due diligence and the negotiation and execution of definitive transactional documents. Accordingly, no assurances can be given that the letter of intent will eventually result in a sale of the Company’s cinemas in Puerto Rico.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Reading International, Inc. (“the Company,” “Reading,” and “we,” “us” or “our”) consider ourselves to be essentially a cinema exhibition and live theater operating company with a strong focus on the development and holding of real estate assets. Our business operations include:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, New Zealand and Puerto Rico;

•	the development and operation of cinema-based entertainment-themed retail centers (“ETRC”) in Australia and New Zealand;

•	the ownership and operation of “Off Broadway” style live theaters in Manhattan and Chicago; and

•	the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States as a business ancillary to the development and operation of cinemas, cinema-based ETRCs and live theaters.

     We manage our worldwide cinema business under various different brands:

•	in the US, under the Reading, Angelika Film Center and City Cinemas brands;

•	in Australia, under the Reading brand;

•	in New Zealand, under the Reading and Berkeley Cinemas brands; and

•	in Puerto Rico, under the CineVista brand.

     We currently operate (directly or indirectly through consolidated entities or majority owned unincorporated joint ventures) 204 screens in 29 cinema complexes, including a 4-screen cinema in which we have no ownership interest. In addition, we have 50% unincorporated joint venture interests in 21 screens in four cinema complexes in New Zealand (including one 8-screen cinema which our joint venture operates under a management agreement and in which our joint venture has no ownership interest) and a 331/3% unincorporated joint venture interest in a 16-screen cinema complex in Australia. In addition, we have been retained to manage a new state-of-the-art 5-screen art house complex in Plano, Texas, scheduled to open in June 2004), and our joint venture in New Zealand is currently developing a new state-of-the-art 8-screen cinema in an Auckland suburb (scheduled to open before the end of the year).

     During the first quarter of 2004, we entered heads of agreement to fit-out and lease two new cinemas comprising 16 screens currently under development in Australia. Since the close of the first quarter, we have, in addition, entered into agreements for lease with respect to the fit-out and leasing of two additional cinemas, comprising a total of 15 screens, and a purchase agreement for the acquisition of an existing state-of-the-art 10-screen cinema, also in Australia. In the aggregate these agreements cover five cinemas comprising 36 screens in Australia.

     Our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying the operating assets, or long term leases, which we believe provide flexibility with respect to the usage of such leasehold assets. In the near term, we are focusing principally on the operation of our existing cinema and live theater assets and in the development of five parcels of undeveloped real estate in Melbourne, Brisbane, and Sydney in Australia, and in Wellington in New Zealand while taking advantage of those opportunities that may present themselves to strategically expand our existing cinema circuits. Shortly after the close of the first quarter, we entered into agreements for lease with the two anchor tenants aggregating approximately 44,000 square feet for our approximately 95,000 square foot shopping center development in a suburb of Brisbane, and are accordingly now moving forward with the development of final plans for that project.

     A significant portion of our business is conducted in Australia and New Zealand, and as such, we are subject to a certain degree of currency risk. We do not engage in currency hedging activities. Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis. Our policy in Australia and New Zealand is to match revenue and expenses, whenever possible, in local currencies. As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies. Due to the developing nature of our operations in Australia and New Zealand, our revenues are not yet significantly greater than our operating expenses. The resulting natural operating hedge has led to a negligible foreign currency effect on our earnings. As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.

     We are continuing our efforts to dispose of our assets in Puerto Rico. In May 2004, we entered into a letter of intent to sell our Puerto Rico assets. Closing of the transaction contemplated by this letter of intent is subject to a variety of contingencies, including due diligence by the purchaser and the negotiation and execution of definitive documentation. Accordingly, we cannot assure you that a sale of our Puerto Rico assets will be completed. Accordingly, we continue to operate these assets, and although we intend to sell these assets, we have, since the beginning of 2003 begun to record for book purposes, depreciation expense with respect to these assets.

Results of Operations

     As previously discussed, at March 31, 2004, we operated 29 cinemas with 204 screens and four live theaters comprising seven stages. Unconsolidated joint ventures in which we have interests, operated an additional four cinemas with 21 screens. In addition, along with the three ETRC’s that we developed in Australia and New Zealand, we have fee interests in five developed commercial properties in the United States, and hold for development an additional five parcels (aggregating approximately 60 acres) in urbanized areas of Australia and New Zealand. Two of these parcels are in areas designated by the Victorian government as “major activity areas.”

     The tables below summarize the results of operations for each of our principal business segments for the three months ended March 31, 2004 (“2004 Quarter”) and 2003 (“2003 Quarter”), respectively. Operating expenses include costs associated with the day-to-day operations of the cinemas and live theaters and the management of rental properties.

			Rental/
2004 Quarter	Cinema	Live Theater	Real Estate	Corporate	Consolidated

Revenue	$19,676	$825	$2,837	$—	$23,338
Operating expense	16,559	527	1,267	—	18,353
Depreciation & amortization expense	1,741	86	1,173	41	3,041
General & administrative expense	1,353	1	57	2,098	3,509

Operating income (loss)	23	211	340	(2,139)	(1,565)
Minority interest income	—	—	—	(15)	(15)
Other income	—	—	—	(498)	(498)

Income (loss) before tax	23	211	340	(1,626)	(1,052)
Income tax provision	—	—	—	301	301

Net income (loss)	$23	$211	$340	$(1,927)	$(1,353)

			Rental/
2003 Quarter	Cinema	Live Theater	Real Estate	Corporate	Consolidated

Revenue	$19,035	$1,078	$1,857	$—	$21,970
Operating expense	15,325	613	1,124	—	17,062
Depreciation & amortization expense	1,524	84	839	50	2,497
General & administrative expense	1,472	10	69	1,937	3,488

Operating income (loss)	714	371	(175)	(1,987)	(1,077)
Minority interest expense	—	—	—	127	127
Other expense	—	—	—	912	912

Income (loss) before tax	714	371	(175)	(3,026)	(2,116)
Income tax benefit	—		—	(171)	(171)

Net income (loss)	$714	$371	$(175)	$(2,855)	$(1,945)

Cinema

     Included in the cinema segment above is revenue and expense from the operations of 28 cinema complexes with a total of 200 screens.

•	Cinema revenue increased overall by $641,000, or approximately 3%. Revenue from our Australian and New Zealand operations increased by approximately $2,900,000. Of this increase, roughly $2,500,000 represents the benefit of currency fluctuation between the 2004 Quarter and the 2003 Quarter. The remaining increase reflects the general increase in per screen and total cinema attendance. This increase was negatively offset by approximately $1,900,000 or a 28% decrease in domestic cinema revenues due primarily to poor product and the reduction in revenues because of severe limitations in the film product available to us. The decrease was also due to the fact that we operated fewer screens in 2004 when compared to 2003 due to the closure of cinemas in Manhattan, Minneapolis and Puerto Rico following the first quarter of 2003, resulting in an additional $300,000 decrease in cinema revenue.

•	Operating expense increased by approximately $1,234,000 or 8% in the 2004 Quarter when compared to the same period in 2003. Operating expenses at our Australian and New Zealand operations increased by approximately $2,670,000. We experienced the effect of currency fluctuation which resulted in approximately $2,100,000 of this increase in operating expenses. The remaining increase of roughly $570,000 was the result of the variable costs such as film rental and payroll expenses that fluctuated in direct relation to the increases in revenue. The increase in operating expenses at our Australian and New Zealand operations was offset by the reduction in domestic and Puerto Rico operating expenses of approximately $1,436,000 consistent with the decrease in cinema revenue as discussed above.

•	Depreciation expense increased by approximately $217,000 or 14% in the 2004 Quarter when compared to the same period in 2003 due primarily to the effect of currency fluctuation at our Australian and New Zealand operations.

•	General and administrative expense decreased $119,000 or 8% in the 2004 Quarter when compared to the same period in 2003. As fully described in the 2003 Annual Report, in October 2003, we finalized the sale of our Sutton property located in Manhattan. Beneficial lease payments made to Sutton Hill Capital under the City Cinemas Operating Lease are recorded as general and administrative expense of the cinema segment. Due to the sale of the Sutton property, we recorded lease payments of approximately $490,000 during the 2004 Quarter, compared to approximately $714,000 in the 2003 Quarter. In addition, we recognized savings from the consolidation in the first quarter of 2003, of our Puerto Rican administrative support function as described above. The decrease in general and administration expenses in the 2004 Quarter was offset by increased legal fees relating principally to litigation against certain of our distributors and competitors, alleging violations of antitrust laws with respect to our Village East cinema in Manhattan. This action is fully described in our 2003 Annual Report and under the caption “Litigation” in the March Report. During the first quarter of 2004, we reached a settlement with one major film distributor on a basis which management believes will materially enhance our ability to access that distributor’s best films for our Village East Cinema. Currency effect on the cinema general and administrative expenses was negligible in the 2004 Quarter.

•	As a result of the above, net income for the cinema segment for the three months ended March 31, 2004 decreased $691,000 when compared to the same period in 2003.

Live Theater

     We operate our live theater segment through Liberty Theaters and its wholly owned theater operating companies, of leasing theater auditoriums to the producers of “Off Broadway” theatrical productions and providing various box office and concession services. Liberty Theaters generates revenues by:

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

     Live theater revenue decreased approximately $253,000, or 23% in the 2004 Quarter when compared to the same period in 2003 primarily due to increased “dark time” (the period when the theater carries no production). The losses of productions in the third and fourth quarters of 2003 were not replaced through most of the first quarter of 2004.

     Live theater operating expenses decreased $86,000, or 14% in the first quarter of 2004 compared to the 2003 Quarter, consistent with the absence of replacement productions in the 2004 Quarter.

     As a result, live theater net income decreased $160,000 in the 2004 Quarter when compared to the same period in the 2003 Quarter.

     Our live theater rental weeks for the 2004 Quarter were 62 compared to 70 theater weeks rented in the 2003 Quarter. The theaters are currently running the following shows:

•	Orpheum: Stomp (Ongoing)

•	Minetta Lane: Cookin’ (opened February 2004.)

•	Union Square: Yeardley Smith; More (opened March 2004.)

•	Royal George: Main Stage – Bleacher Bums (scheduled to open April 2004.)

•	Royal George: Great Room – Late Nite Catechism (Ongoing)

•	Royal George: Gallery – B.S. (Ongoing)

•	Royal George: Cabaret – I Love You You’re Perfect, Now Change (Ongoing)

Rental / Real Estate

     F6r the three months ended March 31, 2004, our rental generating real estate holdings consisted of:

•	the Belmont, Perth ETRC, the Auburn, Sydney ETRC and the Courtenay Central ETRC in Wellington, New Zealand;

•	the ancillary retail and commercial tenants of two of our fee owned U.S live theater properties and certain of our US cinemas;

•	an office building located in Glendale, California; and

•	certain domestic railroad related properties (held for sale).

     The Wellington ETRC is now approximately 89% leased (62% excluding the cinema space which is occupied by our own cinema). This lease up level reflects our determination to limit our leasing activity in the Wellington ETRC while we work on plans for the development of phase two of that project. The ancillary retail space at our Perth and Auburn ETRC’s is now approximately 72% leased.

     We own certain unimproved tracts of land which are currently either in various stages of development or held for sale, namely:

•	an approximately 50-acre property located in the Burwood area of Melbourne, Australia (currently in the zoning and planning stages for mixed use residential, retail, entertainment and commercial purposes);

•	an approximately three-acre property located in the Moonee Ponds area of Melbourne, Australia (currently in the planning stages for a mixed retail development);

•	an approximately four-acre property located in the Newmarket area of Brisbane, Australia (land use permits have been obtained and we have entered into agreements for leases covering approximately 44,000 square feet of space with the two anchor tenants in our approximately 95,000 square foot mixed retail development);

•	an approximately two-acre property located adjacent to the Auburn ETRC in the Auburn area of Sydney Australia (held for future development);

•	an approximately one acre property located adjacent to the Courtenay Central ETRC in Wellington, New Zealand (currently in negotiations with two anchor tenants with respect to development of an approximately 150,000 square foot retail/entertainment addition to existing Courtenay Central ETRC in downtown Wellington ); and

•	certain domestic railroad properties initially used in our historic railroad operations (held for sale).

     Revenue for the real estate/rental segment increased $980,000 in the 2004 Quarter when compared to the 2003 Quarter. Of this increase, approximately $395,000 was attributable to the positive effect of currency translation. Rental revenue increased at our Australian and New Zealand ETRCs due to higher occupancy rates.

     Depreciation expense for the real estate/rental segment increased $334,000 in the 2004 Quarter when compared to the 2003 Quarter. Of this increase, approximately $256,000 was attributable to the negative effect of currency translation. The remaining increase was due to additional depreciation recorded on assets acquired after the 2003 Quarter.

     Net income for the real estate/rental segment was $340,000 for the 2004 Quarter compared to a net loss of $175,000 recorded in the same period of 2003. The increase in net income is primarily due to increased rentals at our Australian ETRCs and the positive effect of currency fluctuation on net income of approximately $215,000. The increase in net income was somewhat offset by the increase in depreciation expense, due in part to depreciation on assets acquired subsequent to the 2003 Quarter and currency fluctuation.

Corporate

     General and administrative expense includes expense that is not directly attributable to other operating segments. The increase in expense was $161,000 in the 2004 Quarter when compared to the 2003 Quarter. The increase is primarily due to increased professional fees and certain travel related expenses. This increase in general and administrative expenses was somewhat offset by a decrease in our Australian and New Zealand expenses of approximately $20,000, of which roughly $8,000 was due to the positive effect of currency fluctuation.

     Corporate other expense (income) is comprised of:

•	interest expense/income;

•	gain/loss on sale of assets;

•	equity income (loss);

•	gain recognized on foreign currency translation; and

•	other miscellaneous income and loss items.

     For the three months ended March 31, 2004, other income was $498,000, compared to other expense of $912,000 in compared to the same period in 2003. The increase in other income was primarily due to $719,000 in gains recognized for currency fluctuation in connection with certain cash transfers that were transacted in the first quarter of 2004. In addition, we recorded increased equity earnings from our unconsolidated joint ventures of approximately $440,000, primarily from the earnings of a 16-screen joint venture interest that we acquired in May of 2003.

Business Plan, Capital Resources and Liquidity

Business Plan

     Our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing, where reasonably available, on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. We are currently concentrating our acquisitions and development activities primarily in Australia and New Zealand, as we believe that there are currently better opportunities in these markets than domestically. Since the first of the year, we have entered into various agreements relating to the development of four new state-of-the-art cinemas aggregating 31 screens and one existing state-of-the-art 10-screen cinema in

Australia. Our New Zealand joint venture has acquired the management rights to a 5-screen cinema, and is currently in the process of constructing a new 8-screen cinema in a suburb of Auckland. In June we are slated to open an Angelika Film Center in Plano, Texas, which we will operate under a long-term management arrangement.

     We intend to dispose of our interest in Puerto Rico, and have entered into a letter of intent with respect to such a disposition transaction, and have already disposed of all of our agricultural interests and assets. We continue to close under-performing cinema assets, or to sell those which have value as real estate significantly in excess of their value as cinemas.

Contractual Obligations

     The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and lease obligations at March 31, 2004 (in thousands):

	2004	2005	2006	2007	2008	Thereafter

Long-term debt	$2,130	$19,576	$1,759	$10,977	$11,627	$25,148
Lease obligations	8,423	10,924	10,067	10,199	34,271	83,147
Interest on long-term debt	3,242	3,518	1,950	1,817	993	2,211
Other long-term commitments	—	13,000	—	—	—	—

Total	$13,795	$47,018	$13,776	$22,993	$46,891	$110,506

Liquidity and Capital Resources

     Our ability to generate sufficient cash flows from operating activities in order to meet our obligations and commitments drives our liquidity position. This is further affected by our ability to obtain adequate, reasonable financing and/or to convert non-performing or non-strategic assets into cash. We cannot separate liquidity from capital resources in achieving our long-term goals in order to meet our debt servicing requirements.

     Currently, our liquidity needs arise mainly from:

•	working capital requirements;

•	debt servicing requirements; and

•	capital expenditures.

Operating Activities

     Cash used in operations was $3,048,000 in the 2004 Quarter compared to $1,058,000 in the 2003 Quarter. The increase in cash used in operations of $1,990,000 is primarily due to a significant increase in our prepaid assets constituting primarily our prepaid workers’ compensation, property and liability insurance premiums which were prepaid, worldwide and are being amortized over the 12-month policy period. In addition, our receivable balance in the 2004 Quarter increased when compared to the 2003 Quarter primarily due to GST refunds that have not yet been received in Australia and by insurance proceeds for claim reimbursements that have not yet been received domestically.

Investing Activities

     Cash used in investing activities during the first three months of 2004 was $73,000 compared to cash used in investing activities of $64,000 during the same period in 2003. In the 2003 Quarter, we had $368,000 in proceeds from the sale of assets. We did not have similar sales of assets in the 2004 Quarter. This was offset by the increase in distributions from our joint ventures.

Financing Activities

     Cash used in financing activities was $880,000 for the first three months of 2004 compared to $716,000 for the same period in 2003. This $164,000 increase is directly attributable to the increase in repayment of long term debt made in the 2004 Quarter compared to the 2003 Quarter.

Summary

     Our cash position at March 31, 2004 was $18,221,000. At March 31, 2004, our working capital, contrary to industry norm was positive at $1,117,000. Virtually all cinema companies operate with negative working capital, reflecting the delays between the time revenues are collected at the cinemas and the time film rental is remitted to distributors.

     We have put into place several measures that are expected to have or have already had a positive effect on our overall liquidity, including:

•	In January 2004, we concluded the consolidation of our worldwide insurance coverage. As a result of a consolidation and revamping of our worldwide insurance coverage, we anticipate saving approximately $500,000 annually in insurance costs.

•	As fully described in the 2003 Annual Report, on October 22, 2003 we finalized the sale of our Sutton Property located in Manhattan. Since we previously held the Sutton Property pursuant to an operating lease with option to purchase, we expect the net economic effect of the sale will be to reduce our annual net expense by approximately $1,200,000 after the first anniversary year of the sale. In the 2004 Quarter, we realized savings of approximately $224,000.

•	In the first quarter of 2003, as part of our ongoing drive to reduce general and administrative expense and nothwithstanding our commitment to sell our Puerto Rico circuit, we consolidated our Puerto Rican administrative support function into our corporate office in Los Angeles, California. This consolidation has resulted in an annual reduction to our general and administrative expense of approximately $170,000.

     Potential uses for funds during 2004 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	the payment of tenant improvement incentives to lessees in Australia and the US; and

•	equity funding for several new developments in Australia and New Zealand.

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

     At the present time, included among the assets that are securing our AUD$30,000,000 loan facility are our 50-acre Burwood property, our three-acre Moonee Ponds property and our four-acre Newmarket property. Because of Australian operating losses incurred as we entered into the Australian market, these assets could be liquidated without the payment of any income taxes.

     We are currently in advanced discussions with our banks in Australia with a view of increasing our current AUD$30,000,000 loan facility to AUD$40,000,000, achieving lower financing costs, obtaining capital repayment deferral and releasing the Burwood, Moonee Ponds and Newmarket properties from the securitization pool. We can give no assurance that we will be successful in achieving any or all of these terms.

Critical Accounting Policies

     The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and the most demanding in their calls on judgment. Although accounting for our core business of cinema and live theater exhibition with a real estate focus is relatively straightforward, we believe our most critical accounting policies relate to:

•	impairment of long-lived assets, including goodwill and intangible assets;

•	tax valuation allowance and obligations; and

•	legal and environmental obligations.

These critical accounting policies are fully discussed in our 2003 Annual Report and you are advised to refer to that discussion.

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

     After the Consolidation on December 31, 2001, we began recognizing unrealized foreign currency translation gains and losses. As our operational focus continues to shift to Australia and New Zealand, unrealized foreign currency translation gains and losses could materially affect our financial position. We currently manage our currency exposure by creating natural hedges in Australia and New Zealand. This involves local country sourcing of goods and services as well as borrowing in local currencies.

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

     Where we are the defendants, we accrue for probable damages, which may not be covered by insurance, as they become known and can be reasonably estimated. In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position or liquidity. However, we do not give any assurance as to the ultimate outcome of such claims and litigation. The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period. Our current litigation is fully described in our Company’s 2003 Annual Report and you are advised to refer to that discussion.

Forward-Looking Statements

     This March Report contains “forward-looking statements,” as defined under the Private Securities Litigation Reform Act of 1995, regarding, among other items:

•	cash flow available to be applied to debt reduction or servicing and the availability of additional financing;

•	our business strategy;

•	the impacts of recent accounting changes;

•	anticipated trends in our business;

•	our liquidity requirements and capital resources;

•	anticipated proceeds from sales of assets;

•	potential IRS claim resolution (as discussed fully in the 2003 Annual Report);

•	the effects of inflation on our operations;

•	effect of changes in relative currency value on our operations and profitability; and

•	earnings and sales growth.

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

     At March 31, 2004, approximately 50% and 17% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately AUD$14,900,000 and NZ$5,100,000, respectively in cash and cash equivalents. At December 31, 2003, approximately 46% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately AUD$18,800,000 and NZ$3,400,000, respectively in cash and cash equivalents.

     Our policy in Australia and New Zealand is to match revenue and expenses, whenever possible, in local currencies. As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies. Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense. The resulting natural operating hedge has led to a somewhat neglible foreign currency effect on our earnings.

     Our policy is to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 67% and 34% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars. At the present time, we have no plan to hedge such exposure.

     Commencing in 2002, we also began recognizing unrealized foreign currency translation gains or losses which could materially affect our financial position. For the three months ended March 31, 2004 and for the year ended December 31, 2003, we have recorded a cumulative unrealized foreign currency translation gain of approximately $31,950,000 and $31,160,000, respectively.

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

Item 3A – Quantitative and Qualitative Disclosure about Interest Risk

     The majority of our Australian and New Zealand bank loans have variable rates and a change of approximately 1% in short-term interest rate would have resulted in the increase or decrease of approximately $97,000 increase or decrease in our interest expense for the three months ended March 31, 2004, respectively.

     During the second quarter of 2003, we renewed a loan agreement extending our AUD$30,000,000 loan facility in Australia. The amended and restated loan agreement provides for a fixed interest rate on a portion of the total loan facility.

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

     The Company carried out an evaluation, as of the end of the quarterly period covered by the March Report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     Nothing has come to management’s attention to indicate that there has been any change in the Company’s internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1 — Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2 — Change in Securities

Not applicable.

Item 3 — Defaults upon Senior Securities

Not applicable.

Item 4 — Submission of Matters to a Vote of Securities Holders

None

Item 5 — Other Information

Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

On March 15, 2004, Reading International, Inc. issued a press release announcing its consolidated financial results for the fourth quarter and the year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: May 6, 2004	By:	/s/ James J. Cotter

James J. Cotter Chief Executive Officer

Date: May 6, 2004	By:	/s/ Andrzej Matyczynski

Andrzej Matyczynski Chief Financial Officer