Form 10-Q
period 2004-06-30
READING INTERNATIONAL INC
filed 2004-08-09
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 3, 2004, there were 19,916,876 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,982,414 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1 – Financial Statements

Reading International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS

Cash and cash equivalents	$14,346	$21,735
Note receivable	13,000	—
Investment in marketable securities	35	85
Receivables	5,331	4,787
Inventory	633	518
Restricted cash	1,325	456
Prepaid and other current assets	3,491	2,612

Total current assets	38,161	30,193

Rental property, net	7,656	7,916
Property and equipment, net	114,839	119,439
Property held for development	24,403	26,396
Investment in joint ventures	4,834	4,482
Note receivable	—	13,000
Capitalized leasing costs, net	366	411
Intangible assets, net	11,687	12,248
Goodwill, net	5,070	5,090
Other noncurrent assets	3,582	3,691

Total assets	$210,598	$222,866

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	(Unaudited)
	June 30,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$14,119	$13,222
Film rent payable	4,111	4,489
Notes payable – current portion	15,185	1,930
Income taxes payable	6,885	7,046
Deferred revenue	1,294	1,561
Other current liabilities	1,215	1,148

Total current liabilities	42,809	29,396

Notes payable – long-term portion	53,691	69,215
Deferred real estate revenue	760	1,143
Other noncurrent liabilities	10,416	10,133

Total liabilities	107,676	109,887

Commitments and contingencies	—	—
Minority interest in consolidated affiliates	4,167	4,488
Stockholders’ equity
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 33,908,310 issued and 19,916,876 shares outstanding at June 30, 2004 and December 31, 2003, respectively	199	199
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized, 1,982,414 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	20	20
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized	—	—
Additional paid-in capital	123,516	123,516
Accumulated deficit	(48,377)	(46,440)
Accumulated other comprehensive income	23,397	31,196

Total stockholders’ equity	98,755	108,491

Total liabilities and stockholders’ equity	$210,598	$222,866

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue
Cinema	$21,336	$20,042	$41,012	$39,077
Live theater	1,053	1,281	1,878	2,359
Rental/real estate	2,677	1,962	5,514	3,819

	25,066	23,285	48,404	45,255

Operating expense
Cinema	17,558	15,958	34,117	31,283
Live theater	640	681	1,167	1,294
Rental/real estate	1,365	1,311	2,632	2,435
Depreciation and amortization	2,916	2,460	5,957	4,957
General and administrative	3,662	3,162	7,171	6,650

	26,141	23,572	51,044	46,619

Operating loss	(1,075)	(287)	(2,640)	(1,364)
Non-operating (income) expense
Interest income	(259)	(290)	(595)	(429)
Interest expense	1,071	1,097	2,100	2,016
Other income	(1,562)	(3,037)	(2,753)	(2,905)

(Loss) income before income taxes and minority interest	(325)	1,943	(1,392)	(46)
Income tax provision	134	456	435	285

(Loss) income before minority interest	(459)	1,487	(1,827)	(331)
Minority interest expense	125	69	110	196

Net (loss) income	(584)	1,418	(1,937)	(527)

Basic (loss) earnings per share	$(0.03)	$0.06	$(0.09)	$(0.02)
Weighted average number of shares outstanding – basic	21,899,290	21,821,142	21,899,290	21,821,142

Diluted (loss) earnings per share	$(0.03)	$0.06	$(0.09)	$(0.02)
Weighted average number of shares outstanding – diluted	21,899,290	22,192,569	21,899,290	21,821,142

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003
Operating Activities
Net loss	$(1,937)	$(527)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain recognized on foreign currency translation	(1,642)	—
Equity in the earnings of joint ventures	(1,063)	(206)
Gain on settlement of litigation	—	(2,259)
Gain on disposal of assets	(93)	(444)
Depreciation and amortization	5,957	4,957
Other, net	(398)	(33)
Minority interest	110	196
Changes in operating assets and liabilities:
Increase in receivables	(1,009)	(135)
Increase in prepaid and other assets	(866)	(756)
Increase (decrease) in liabilities	1,321	(883)

Net cash provided by (used in) operating activities	380	(90)

Investing activities
Purchase of equipment	(2,524)	(697)
Increase in property development	(2,553)	(877)
Distributions from joint ventures	675	594
Investment in joint venture	(1,514)	(2,032)
Proceeds from disposal of assets	157	954

Net cash used in investing activities	(5,759)	(2,058)

Financing activities
Repayment of long-term borrowings	(959)	(951)
Minority interest distributions	(387)	(851)

Net cash used in financing activities	(1,346)	(1,802)

Effect of exchange rate changes on cash and cash equivalents	(664)	2,226

Decrease in cash and cash equivalents	(7,389)	(1,724)
Cash and cash equivalents at beginning of period	21,735	19,286

Cash and cash equivalents at end of period	$14,346	$17,562

Supplemental Disclosures
Interest paid	$2,008	$1,301
Income taxes paid	$59	$127

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2004

Note 1 – Basis of Presentation

     Reading International, Inc. a Nevada corporation (“RII”) along with its consolidated subsidiaries (the “Company” or “Reading”) is the corporate successor to the Reading Railroad, initially organized in Pennsylvania in 1833. RII was incorporated in 1999 and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”) is now the owner of the consolidated businesses and assets of Reading Entertainment (“RDGE”), Craig Corporation (“CRG”) and Citadel Holding Corporation (“CDL”). Its businesses consist primarily of:

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

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting. As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted. There have been no material changes in the information disclosed in the notes to the condensed consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Annual Report”). The financial information presented in this quarterly report on Form 10-Q for the period ended June 30, 2004 (the “June Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the Company’s 2003 Annual Report which contains the latest audited financial statements and related footnotes.

     In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects the Company’s financial position, results of its operations and cash flows for the three and six months ended June 30, 2004 have been made. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the entire year. Certain amounts in previously issued financial statements have been reclassified to conform to the 2004 presentation.

     Note 2 – Stock-Based Compensation

     The Company has a stock based compensation plan for certain employees and non-employee directors which is fully described in the 2003 Annual Report. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under Accounting Principles Board Opinion No. 25, no stock-based employee compensation cost has been reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Accounting Principles Board Opinion No. 25 does not apply to non-employees and would require that the Company record compensation expense for non-employees. However, Accounting Principles Board Opinion No. 25 applies to non-employee directors when stock options are granted in connection with the non-employee directors’ board services. As such, no compensation expense has been recorded.

     Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS Nos. 123 and 148”) established disclosure requirements using the fair value basis method of accounting for stock-based compensation. As permitted by SFAS Nos. 123 and 148, the Company has elected to continue using the intrinsic value method of accounting prescribed under APBO No. 25. The following table illustrates the effect on net (loss) income and net (loss) income per common share as if the Company had applied the fair value provisions of SFAS Nos. 123 and 148 to measure stock-based compensation (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net (loss) income, as reported	$(584)	$1,418	$(1,937)	$(527)
Add: Stock-based employee compensation expense included in reported net income	—	—	—	—

Less: Total stock-based employee compensation expense determined under fair value based method for all awards	46	72	93	145

Pro forma net (loss) income	$(630)	$1,346	$(2,030)	$(672)

Earnings per share:
Basic and diluted—as reported	$(0.03)	$0.06	$(0.09)	$(0.02)
Basic and diluted—pro forma	$(0.03)	$0.06	$(0.09)	$(0.03)

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

     Information about the Company’s cinema, live theater and rental/real estate segment operations for the three and six months ended June 30, 2004 and 2003 is presented in the following tables (dollars in thousands):

			Rental/
Three Months Ended June 30, 2004	Cinema	Live Theater	Real Estate	Corporate	Consolidated
Revenue	$21,336	$1,053	$2,677	$—	$25,066
Operating expense	17,558	640	1,365	—	19,563
Depreciation & amortization expense	1,683	86	1,119	28	2,916
General & administrative expense	1,421	—	37	2,204	3,662

Operating income (loss)	674	327	156	(2,232)	(1,075)
Minority interest expense	—	—	—	(125)	(125)
Other income	—	—	—	750	750

Income (loss) before tax	674	327	156	(1,607)	(450)
Income tax provision	—	—	—	(134)	(134)

Net income (loss)	$674	$327	$156	$(1,741)	$(584)

			Rental/
Three Months Ended June 30, 2003	Cinema	Live Theater	Real Estate	Corporate	Consolidated
Revenue	$20,042	$1,281	$1,962	$—	$23,285
Operating expense	15,958	681	1,311	—	17,950
Depreciation & amortization expense	1,587	68	758	47	2,460
General & administrative expense	1,056	7	301	1,798	3,162

Operating income (loss)	1,441	525	(408)	(1,845)	(287)
Minority interest expense	—	—	—	(69)	(69)
Other income	—	—	—	2,230	2,230

Income (loss) before tax	1,441	525	(408)	316	1,874
Income tax provision		—	—	(456)	(456)

Net income (loss)	$1,441	$525	$(408)	$(140)	$1,418

			Rental/
Six Months Ended June 30, 2004	Cinema	Live Theater	Real Estate	Corporate	Consolidated
Revenue	$41,012	$1,878	$5,514	$—	$48,404
Operating expense	34,117	1,167	2,632	—	37,916
Depreciation & amortization expense	3,425	171	2,293	68	5,957
General & administrative expense	2,774	—	95	4,302	7,171

Operating income (loss)	696	540	494	(4,370)	(2,640)
Minority interest expense	—	—	—	(110)	(110)
Other income	—	—	—	1,248	1,248

Income (loss) before tax	696	540	494	(3,232)	(1,502)
Income tax provision	—	—	—	(435)	(435)

Net income (loss)	$696	$540	$494	$(3,667)	$(1,937)

			Rental/
Six Months Ended June 30, 2003	Cinema	Live Theater	Real Estate	Corporate	Consolidated
Revenue	$39,077	$2,359	$3,819	$—	$45,255
Operating expense	31,283	1,294	2,435	—	35,012
Depreciation & amortization expense	3,111	152	1,597	97	4,957
General & administrative expense	2,528	17	370	3,735	6,650

Operating income (loss)	2,155	896	(583)	(3,832)	(1,364)
Minority interest expense	—	—	—	(196)	(196)
Other income	—	—	—	1,318	1,318

Income (loss) before tax	2,155	896	(583)	(2,710)	(242)
Income tax provision		—	—	(285)	(285)

Net income (loss)	$2,155	$896	$(583)	$(2,995)	$(527)

Note 4 — Foreign Currency and Derivative Instruments

     As fully described in the Company’s 2003 Annual Report, Reading has cinema and real estate operations and significant assets in Australia and New Zealand. To the extent possible, Reading conducts its Australian and New Zealand operations on a self-funding basis. The carrying value of the Company’s Australian and New Zealand assets fluctuates due to changes in the exchange rates between the US dollar and the functional currency of Australia (Australian dollar) and New Zealand (New Zealand dollar). The Company has no derivative financial instruments to hedge foreign currency exposure.

     Presented in the table below are the currency exchange rates for Australia and New Zealand as of June 30, 2004 and December 31, 2003.

	US Dollar
	June 30, 2004	December 31, 2003
Australian Dollar	$0.6952	$0.7520
New Zealand Dollar	$0.6322	$0.6557

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

Stock Options
	June 30, 2004			June 30, 2003
		Weighted			Weighted
		Average			Average
		Exercise			Exercise
Common Stock	Outstanding	Price	Exercisable	Outstanding	Price	Exercisable
Class A Nonvoting	1,498,200	$4.14	1,222,700	1,509,050	$4.13	943,125
Class B Voting	185,100	$9.90	185,100	881,180	$6.08	881,180

     For the three months and six months ended June 30, 2004 and 2003, respectively, the Company recorded net losses. As such, the incremental shares of 693,255 and 339,806 in 2004 and 2003, respectively from stock options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

Note 6 — Comprehensive Income

     US GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income. The following table sets forth the Company’s comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net (loss) income	$(584)	$1,418	$(1,937)	$(527)
Foreign currency translation	(8,559)	6,534	(7,769)	11,554
Unrealized loss on AFS	(32)	—	(30)	—

Comprehensive (loss) income	$(9,175)	$7,952	$(9,736)	$11,027

Note 7 — Rental Property and Property and Equipment

     As of June 30, 2004 and December 31, 2003, Reading had investments in rental property and property and equipment as follows (dollars in thousands):

	June 30,	December 31,
	2004	2003
Rental property
Land	$2,951	$2,951
Building and improvements	7,515	7,515

	10,466	10,466
Less accumulated depreciation	(2,810)	(2,550)

Rental property, net	$7,656	$7,916

Property and equipment
Land	$25,838	$26,889
Building	55,071	57,919
Leasehold interest	7,123	7,305
Construction-in-progress and property development	10,738	5,241
Fixtures and equipment	39,208	41,397

	137,978	138,751
Less accumulated depreciation	(23,139)	(19,312)

Property and equipment, net	$114,839	$119,439

Note 8 – Goodwill and Intangible Assets

     As of January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Reading does not amortize goodwill and instead, performs annual impairment reviews of its goodwill and other intangible assets. As of June 30, 2004 and December 31, 2003, Reading had goodwill of $5,070,000 and $5,090,000, respectively, consisting of the following (dollars in thousands):

	June 30, 2004	December 31, 2003
Segments
Cinema	$1,050	$1,050
Live theater	3,766	3,766
Rental/real estate	254	274

Total	$5,070	$5,090

     Reading has intangible assets other than goodwill which are subject to amortization and are being amortized over various periods. The Company amortizes its beneficial lease over 20 years and its option fees and acquisition costs over 10 years. For the six months ended June 30, 2004, the amortization expense totaled $561,000.

     Intangible assets subject to amortization consist of the following (dollars in thousands):

	June 30, 2004	December 31, 2003
Intangible assets
Beneficial lease	$10,459	$10,459
Option fee	5,000	5,000
Acquisition costs	951	951

	16,410	16,410
Less: Accumulated amortization	(4,723)	(4,162)

Total, net	$11,687	$12,248

Note 9 – Income Tax

     The income tax provision (benefit) for the three and six months ended June, 2004 and 2003 was comprised of the following amounts (dollars in thousands), respectively:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Foreign income tax provision	$—	$124	$169	$124
Foreign withholding tax	127	193	257	383
Federal tax refund	—	—	—	(365)
Other tax	7	139	9	143

Net tax provision	$134	$456	$435	$285

Note 10 – Minority Interest

Minority interest is comprised of the following enterprises:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) by a subsidiary of National Auto Credit, Inc.;

•	33% minority interest in the Elsternwick Joint Venture by Champion Pictures Pty Ltd.; and

•	25% minority interest in Australian Country Cinemas by Panorama Cinemas for the 21st Century Pty Ltd.

The components of minority interest are as follows (dollars in thousands):

	June 30,	December 31,
	2004	2003
AFC LLC	$3,594	$3,816
Australian Country Cinemas	363	417
Elsternwick Unincorporated Joint Venture	210	255

Minority interest in consolidated affiliates	$4,167	$4,488

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
AFC LLC	$112	$73	$165	$192
Australian Country Cinemas	2	5	(50)	—
Elsternwick Unincorporated Joint Venture	11	(8)	(5)	1
Big 4 Farming, LLC	—	(1)	—	3

Minority interest (income) expense	$125	$69	$110	$196

Note 11 – Other (Income) Expense

     Other (income) expense is comprised of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
One-time gain on settlement of litigation	$—	$(2,259)	$—	$(2,259)
Equity in earnings of cinema joint ventures	(537)	(182)	(1,062)	(206)
Realized gain on foreign currency	(923)	—	(1,642)	—
Gain on disposal of assets, net	(127)	(642)	(127)	(444)
Other expense	25	46	78	37

Other (income) expense	$(1,562)	$(3,037)	$(2,753)	$(2,872)

Note 12 – Loan Agreement

     The Company is in final discussions with a major Australian bank to document an accepted Offer to Loan, to refinance its existing AUD$30,000,000 loan facility in Australia and to increase its borrowing to AUD$55,000,000. Subject to full documentation of the new loan facility, the bank has advanced the Company a temporary additional facility, increasing the old facility to AUD$32,250,000.

Note 13– Subsequent Events

     During the second quarter 2004, the Company contracted with the principal stockholders of Australia-based Anderson Cinemas to acquire, subject to due diligence and the satisfaction of certain other conditions to closing, their interest in that circuit. As ownership of the various cinemas in the circuit was divided amongst a variety of entities and subject to the claims of a variety of creditors, the acquisitions, which closed subsequent to the end of the second quarter, were ultimately structured as the acquisition of (i) the shares of one company, which owns as its sole asset the 10-screen leasehold cinema at Epping (a suburb of Melbourne), (ii) agreements to lease with respect to two leasehold cinemas currently under construction at Rhodes Peninsula (8 screens) (a suburb of Sydney) and Westlakes (7 screens) (a suburb of Adelaide), and (iii) three existing leasehold cinemas at Colac (2 screens), Melton (5 screens) and Sunbury (5 screens) (all suburbs of Melbourne). In total, the Company paid approximately AUD$6.0 million and assumed liabilities estimated at approximately AUD$10.0 million (including approximately AUD$7.0 million in connection with the fit out of the Rhodes Peninsula and Westlakes cinemas). The Rhodes Peninsula and Westlakes cinemas are currently scheduled to open in the fourth quarter 2004.

     During the second quarter of 2004, we entered into four separate agreements which, together, provide for the acquisition of six existing New Zealand cinemas, representing 27 screens, and in the case of three of these cinemas, the fee interests underlying such cinemas. The cinemas are being acquired for an aggregate purchase price of NZ$10.4 million, representing a multiple of approximately 5 times projected cash flow. The fee interests are being acquired for an aggregate purchase price of NZ$11.0 million, representing a cap rate of approximately 9%. The agreements are subject to a number of conditions, including satisfactory completion of due diligence. The Due Diligence period is scheduled to expire on August 11, and we currently anticipate that the transactions will close prior to the end of August. The acquisitions are consistent with our plan to expand our cinema operations in Australia and New Zealand. Upon the closing of the acquisitions, we will own directly 7 cinemas representing 37 screens and own indirectly through our Berkeley joint venture an additional 21 screens in 4 cinemas in New Zealand. Two of the newly acquired cinemas have the capacity for 4 additional screens, and our Berkeley joint venture will open this December an additional 8-screen state-of-the-art multiplex in the Auckland area. Completion of these expansion screens and this additional cinema will increase our New Zealand screen count to 70 screens in 12 cinemas. It is anticipated that substantially all of the acquisition costs of these cinemas and fee interests will be financed through New Zealand based bank financing.

     During the second quarter of 2004, the Company entered into a letter of intent with a possible purchaser of the Company’s cinemas in Puerto Rico specifying a sale price of approximately $6.5 million. These assets are currently carried on our books at $2.2 million. On August 4, 2004, we agreed to an extension of the due diligence period through August 25, 2004, in order to provide the Buyer with additional time to negotiate lease assignment terms with one of the Company’s landlords. The sale of these cinemas remains subject to due diligence and the negotiation and execution of definitive transactional documents. Accordingly, no assurances can be given that the letter of intent will eventually result in a sale of the Company’s cinemas in Puerto Rico.

     On August 4, 2004, we entered into an agreement to purchase for $12 million the approximately 7,840 square-foot fee interest underlying our current leasehold estate in the Cinemas 1, 2 & 3 property located in Manhattan on 3rd Avenue between 58th Street and 59th Street. The ownership of the Cinemas 1, 2 & 3 property is currently divided into three ownerships: the fee interest (which we now have under contract to purchase), the ground lease and improvements, (which are owned by Sutton Hill Capital LLC but which we, as described in our Annual Report on Form 10-K, have an option to purchase as a part of a pool of assets in 2010), and our current space lease which also runs until 2010. This fee interest is being acquired consistent with our business philosophy of owning, where feasible, the fee interests underlying our various cinema and theater properties. In consideration of Sutton Hill Capital’s agreement to sell its interest in the ground lease and improvements to us outside of the aforementioned option to purchase, we will grant them an option to acquire a 25% membership interest in the LLC set up to acquire the fee interest in the Cinemas property.

     On June 10, 2004, we were advised by the purchaser of our Sutton Cinema complex on 57th Street in Manhattan that they intend to pre-pay the $13 million purchase money promissory note issued to us in connection with our sale of our interest in that property last year. On August 2, 2004, we received a notice from the purchaser triggering a 30-day review period with regards to our potential investment in the redevelopment of that property. We are currently reviewing whether or not to exercise our option to acquire at cost up to a 25% interest in the mixed use retail and residential condominium redevelopment currently planned for that property, or to accept, in lieu of that option, $650,000. Exercise of the option to acquire a 25% interest would require an investment of approximately $2.2 million.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Reading International, Inc. (“RII,” and collectively with its consolidated subsidiaries, “the Company”) consider ourselves to be essentially a cinema exhibition and live theater operating company with a strong focus on the development and holding of real estate assets. Our business operations include:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, New Zealand and Puerto Rico;

•	the development and operation of cinema-based entertainment-themed retail centers (“ETRC”) in Australia and New Zealand;

•	the ownership and operation of “Off Broadway” style live theaters in Manhattan and Chicago located in properties wholly owned by the Company; and

•	the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States as a business ancillary to the development and operation of cinemas, cinema-based ETRCs and live theaters.

     We manage our worldwide cinema business under various different brands:

•	in the US, under the Reading, Angelika Film Center and City Cinemas brands;

•	in Australia, under the Reading brand;

•	in New Zealand, under the Reading and Berkeley Cinemas brands; and

•	in Puerto Rico, under the CineVista brand.

     Including the 22 screens acquired subsequent to the end of the second quarter as a part of our acquisition of substantially all of the assets of the Australia based Anderson Circuit, we currently operate (directly or indirectly through consolidated entities or majority owned unincorporated joint ventures) 231 screens in 34 cinema complexes, including two cinema complexes (comprising an aggregate of 9 screens) which we operate under management contracts in which we have no ownership interest. In addition, we have 50% unincorporated joint venture interests in 26 screens in five cinema complexes in New Zealand (including one 5-screen cinema which our joint venture operates under a management agreement and in which our joint venture has no ownership interest) and a 331/3% unincorporated joint venture interest in a 16-screen cinema complex in Australia.

     As previously reported to you, during the first quarter of 2004, we entered heads of agreement to fit-out and lease two new cinemas comprising 16 screens currently under development in Australia. Since the close of the first quarter, we have, in addition, entered into agreements for lease with respect to the fit-out and leasing of two additional cinemas, comprising a total of 15 screens. In the aggregate, these agreements cover four cinemas comprising 31 screens. It is currently anticipated that two of these cinemas comprising 15 screens will be completed and open for business before the end of the year, and that the remaining two cinemas comprising 16 screens will be completed in the third and fourth quarters of 2005. In addition, our New Zealand joint venture is currently in the process of developing an 8-screen leasehold cinema in a suburb of Auckland, which we anticipate will be completed and open for business before the end of the year.

     We currently operate 17 cinemas with 115 screens in Australia; when complete, the fit-outs will increase our holdings to 21 cinemas with 146 screens in Australia. Worldwide, prior to the completion of the acquisition of the Anderson cinemas, we operated 29 cinemas with 204 screens. With the completion of that acquisition, we now operate 33 cinemas with 226 screens. Upon completion of the four fit-outs currently under agreements for lease or heads of agreement, we will have 37 cinemas with 257 screens. In addition, the completion of the 8-screen cinema currently under construction in suburban Auckland will increase the size of our New Zealand joint venture’s operation to 34 screens in six cinemas.

     Our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying the operating entertainment assets, or long term leases, which we believe provide flexibility with respect to the usage of such leasehold assets. In the near term, we are focusing principally on the operation of our existing cinema and live theater assets and in the development of five parcels of undeveloped real estate in Melbourne, Brisbane, and Sydney in Australia, and in Wellington in New Zealand while taking advantage of those opportunities that may present themselves to strategically expand our existing cinema circuits. Since the close of the first quarter, we entered into agreements for lease with the two anchor tenants aggregating approximately 44,000 square feet of our approximately 95,000 square foot shopping center development in a suburb of Brisbane. Accordingly, we are now moving forward with the preparation of final construction drawings for that project, and anticipate that the shopping center will be open for business in the fourth quarter of 2005. In addition, on June 30, 2004, we acquired an adjoining 12,500 square-foot parcel, which we believe will allow us, in accordance with our initial plans for the project, to add a state-of-the-art multiplex to the shopping center.

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

     We are continuing in accordance with our business plan to dispose of or reposition those assets which either no longer fit with our entertainment-based business focus or which have a higher and better use as non-entertainment oriented properties:

•	In May 2004, we entered into a letter of intent to sell our Puerto Rico assets for approximately $6.5 million. These assets are currently carried on our books at $2.2 million. Closing of the transaction contemplated by this letter of intent is subject to a variety of contingencies, including due diligence by the purchaser and the negotiation and execution of definitive documentation. Accordingly, we cannot assure you that a sale of our Puerto Rico assets will be completed.

•	In October 2003, we sold our interest in our Sutton cinema property located on 58th Street near 3rd Avenue in Manhattan for $13 million and an option to either (i) acquire up to a 25% interest in the contemplated redevelopment of that property as a mixed use retail and residential condominium or (ii) to receive in lieu of such exercise the sum of $650,000. On August 2, 2004, we received a notice from the buyer triggering a 30-day review period with regards to our potential investment in the redevelopment. We are currently reviewing our option to acquire at cost up to a 25% interest in that project or, alternatively, to take the in lieu fee. Acquisition of a 25% interest would require an investment of approximately $2.2 million.

Results of Operations

     During the quarter ended June 30, 2004, we operated 29 cinemas with 204 screens and four live theaters comprising seven stages. Unconsolidated joint ventures in which we have interests operated an additional six cinemas with 42 screens. In addition, along with the three ETRC’s that we developed in Australia and New Zealand, we have fee interests in five developed commercial properties in the United States, and hold for development an additional five parcels (aggregating approximately 60 acres) in urbanized areas of Australia and

New Zealand. Two of these parcels are in areas designated by the provincial government of Victoria, Australia as “major activity areas.”

     The tables below summarize the results of operations for each of our principal business segments for the three (“2004 Quarter”) and six (“2004 Six Months”) months ended June 30, 2004 and the three (“2003 Quarter”) and six (“2003 Six Months”) months ended June 30, 2003, respectively. Operating expenses include costs associated with the day-to-day operations of the cinemas and live theaters and the management of rental properties.

		Live	Rental/
2004 Quarter	Cinema	Theater	Real Estate	Corporate	Consolidated
Revenue	$21,336	$1,053	$2,677	$—	$25,066
Operating expense	17,558	640	1,365	—	19,563
Depreciation & amortization expense	1,683	86	1,119	28	2,916
General & administrative expense	1,421	—	37	2,204	3,662

Operating income (loss)	674	327	156	(2,232)	(1,075)
Minority interest expense	—	—	—	(125)	(125)
Other income	—	—	—	750	750

Income (loss) before tax	674	327	156	(1,607)	(450)
Income tax provision	—	—	—	(134)	(134)

Net income (loss)	$674	$327	$156	$(1,741)	$(584)

		Live	Rental/
2003 Quarter	Cinema	Theater	Real Estate	Corporate	Consolidated
Revenue	$20,042	$1,281	$1,962	$—	$23,285
Operating expense	15,958	681	1,311	—	17,950
Depreciation & amortization expense	1,587	68	758	47	2,460
General & administrative expense	1,056	7	301	1,798	3,162

Operating income (loss)	1,441	525	(408)	(1,845)	(287)
Minority interest expense	—	—	—	(69)	(69)
Other income	—	—	—	2,230	2,230

Income (loss) before tax	1,441	525	(408)	316	1,874
Income tax provision		—	—	(456)	(456)

Net income (loss)	$1,441	$525	$(408)	$(140)	$1,418

		Live	Rental/
2004 Six Months	Cinema	Theater	Real Estate	Corporate	Consolidated
Revenue	$41,012	$1,878	$5,514	$—	$48,404
Operating expense	34,117	1,167	2,632	—	37,916
Depreciation & amortization expense	3,425	171	2,293	68	5,957
General & administrative expense	2,774	—	95	4,302	7,171

Operating income (loss)	696	540	494	(4,370)	(2,640)
Minority interest expense	—	—	—	(110)	(110)
Other income	—	—	—	1,248	1,248

Income (loss) before tax	696	540	494	(3,232)	(1,502)
Income tax provision	—	—	—	(435)	(435)

Net income (loss)	$696	$540	$494	$(3,667)	$(1,937)

		Live	Rental/
2003 Six Months	Cinema	Theater	Real Estate	Corporate	Consolidated
Revenue	$39,077	$2,359	$3,819	$—	$45,255
Operating expense	31,283	1,294	2,435	—	35,012
Depreciation & amortization expense	3,111	152	1,597	97	4,957
General & administrative expense	2,528	17	370	3,735	6,650

Operating income (loss)	2,155	896	(583)	(3,832)	(1,364)
Minority interest expense	—	—	—	(196)	(196)
Other income	—	—	—	1,318	1,318

Income (loss) before tax	2,155	896	(583)	(2,710)	(242)
Income tax provision		—	—	(285)	(285)

Net income (loss)	$2,155	$896	$(583)	$(2,995)	$(527)

Cinema

     Included in the cinema segment above is revenue and expense from the operations of 28 cinema complexes with a total of 200 screens.

•	For the 2004 Six Months, cinema revenue increased overall by $1,935,000, or approximately 5% and by $1,294,000 for the 2004 Quarter when compared to the same periods in 2003. Revenue from our Australian and New Zealand operations increased by approximately $5,000,000 for the 2004 Six Months and approximately $2,000,000 for the 2004 Quarter. Of this increase, roughly $3,800,000 represents the benefit of currency fluctuation between the 2004 Six Months and the 2003 Six Months. The remaining increase reflects the general increase in per screen and total cinema attendance. This increase was negatively offset by approximately $3,050,000 or a 23% decrease in domestic cinema revenues for the 2004 Six Months and $1,162,000 for the 2004 Quarter. This decrease is due primarily to poor product and the reduction in revenues because of severe limitations in the film product available to us consequented by litigation between ourselves and certain major film distributors relating to our access to film at our Village East cinema. The decrease was also due to the fact that we operated fewer screens in 2004 when compared to 2003 due to the closure of cinemas in Manhattan, Minneapolis and Puerto Rico following the first quarter of 2003, resulting in an additional $300,000 decrease in cinema revenue.

•	Operating expense increased by approximately $2,834,000 or 9% in the 2004 Six Months and $1,600,000 in the 2004 Quarter when compared to the same periods in 2003. Operating expenses at our Australian and New Zealand operations increased by approximately $4,980,000 in the 2004 Six Months and $2,400,000 for the 2004 Quarter when compared to the same periods in 2003. For the Six Month period, we experienced the effect of currency fluctuation which caused approximately $3,000,000 of this increase in operating expenses. The remaining increase of roughly $1,980,000 was the result of the variable costs such as film rental and payroll expenses that fluctuated in direct relation to the increases in revenue. The higher film rental percentage charged for several blockbuster films was a contributor to the increase. The increase in operating expenses at our Australian and New Zealand operations was offset by the reduction in domestic and Puerto Rico operating expenses of approximately $2,000,000 for the 2004 Six Months and $900,000 for the 2004 Quarter consistent with the decrease in cinema revenue as discussed above.

•	General and administrative expense increased by $365,000 in the 2004 Quarter and $246,000 in the 2004 Six Months when compared to the same period in 2003. The increase in general and administration expenses in the 2004 Six Months and 2004 Quarter was primarily attributed to increased legal fees relating principally to litigation against certain of our distributors and competitors, alleging violations of antitrust laws with respect to our Village East cinema in Manhattan. This action is fully described in our 2003 Annual Report and under the caption “Litigation” in the June Report. During the first quarter of 2004, we reached a settlement with one major film distributor on a basis which management believes will materially enhance our ability to access that distributor’s best films for our Village East Cinema. In addition, in 2003, a one-time refund of previously incurred legal expenses in Australia reduced the 2003 expense by approximately $500,000. Currency effect on the cinema general and administrative expenses was negligible in the 2004 Quarter.

•	As a result of the above, net income for the cinema segment for the 2004 Six Months decreased $1,459,000, and in the 2004 Quarter, decreased $768,000 when compared to the same period in 2003.

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

     Live theater revenue decreased approximately $228,000, or 17.8%, in the 2004 Quarter and $481,000, or 20.4%, in the 2004 Six Months when compared to the same period in 2003 primarily due to increased “dark time” (the period when the theater carries no production). The productions lost in the third and fourth quarters of 2003 were not replaced through most of the first quarter of 2004.

     Live theater operating expenses decreased $41,000, or 6% in the 2004 Quarter compared to the 2003 Quarter, and $127,000 in the 2004 Six Months compared to the 2003 Six Months. This is consistent with the absence of replacement productions in 2004.

     As a result, live theater net income decreased $198,000 in the 2004 Quarter when compared to the same period in the 2003 Quarter, and $358,000 for the comparable Six Month period.

     Our live theater rental weeks for the 2004 Quarter were 78 compared to 78 theater weeks rented in the 2003 Quarter, and 140 in the 2004 Six Months compared to 148 theater weeks rented in the 2003 Six Months. The theaters are currently running the following shows:

•	Orpheum: Stomp (ongoing)

•	Minetta Lane: Cookin’ (opened February 2004)

•	Union Square: Yeardley Smith; More (closed April 2004), Snowshow (scheduled to open August 2004)

•	Royal George: Main Stage – Bleacher Bums (opened April 2004)

•	Royal George: Great Room – Late Nite Catechism (ongoing)

•	Royal George: Gallery – B.S. (ongoing)

•	Royal George: Cabaret – I Love You You’re Perfect, Now Change (ongoing)

Rental / Real Estate

For the six months ended June 30, 2004, our rental generating real estate holdings consisted of:

•	the Belmont, Perth ETRC, the Auburn, Sydney ETRC and the Courtenay Central ETRC in Wellington, New Zealand;

•	the ancillary retail and commercial tenants of two of our fee owned U.S live theater properties and certain of our US cinema properties;

•	an office building located in Glendale, California; and

•	certain domestic railroad related properties (held for sale).

     The Wellington ETRC is now approximately 89% leased (62% excluding the cinema space which is occupied by our own cinema). This lease up level reflects our determination to limit our leasing activity in the Wellington ETRC while we work on plans for the development of phase two of that project. The ancillary retail space at our Perth and Auburn ETRC’s is now approximately 72% leased.

     We own certain unimproved tracts of land which are currently either in various stages of development or held for sale, namely:

•	an approximately 50-acre property located in the Burwood area of Melbourne, Australia (currently in the zoning and planning stages for mixed use residential, retail, entertainment and commercial purposes);

•	an approximately three-acre property located in the Moonee Ponds area of Melbourne, Australia (currently in the planning stages for a mixed use development);

•	an approximately four-acre property located in the Newmarket area of Brisbane, Australia (land use permits have been obtained and we have entered into agreements for leases covering approximately 44,000 square feet of space with the two anchor tenants in our approximately 95,000 square foot mixed retail development) and an additional 12,500 square foot parcel has been acquired to allow addition of a complementary cinema element to the project.

•	an approximately two-acre property located adjacent to the Auburn ETRC in the Auburn area of Sydney Australia (held for future development);

•	an approximately one acre property located adjacent to the Courtenay Central ETRC in Wellington, New Zealand (currently in negotiations with two anchor tenants with respect to development of an approximately 150,000 square foot retail/entertainment addition to existing Courtenay Central ETRC in downtown Wellington ); and

•	certain domestic railroad properties initially used in our historic railroad operations (held for sale).

     Revenue for the real estate/rental segment increased $715,000 in the 2004 Quarter and $1,695,000 for the 2004 Six Months when compared to 2003. Rental revenue increased at our Australian and New Zealand ETRCs due to higher occupancy rates, assisted by currency effects. In addition, we have recently completed renegotiation of the rents with our tenants at our Union Square property in Manhattan, which are anticipated to increase our net rental cash flow from that building by approximately $350,000 from $400,000 per annum to $750,000 per annum. This is in addition to our income from our live theater operation at the property.

     Depreciation expense for the real estate/rental segment increased $361,000 in the 2004 Quarter and $696,000 in the 2004 Six Months when compared to the 2003 Quarter and the 2003 Six Months. The significant drivers of the increase were additional depreciation recorded on assets acquired after the second quarter of 2003, and currency.

     Net income for the real estate/rental segment was $157,000 for the 2004 Quarter compared to a net loss of $408,000 recorded in the same period of 2003. The increase in net income is primarily due to increased rentals at our Australian ETRCs and the positive effect of currency fluctuation on net income. The increase in net income was somewhat offset by the increase in depreciation expense, due in part to depreciation on assets acquired subsequent to the 2003 Quarter and currency fluctuation. A similar rationale pertained to the 2004 Six Month net income of $494,000 compared with a $583,000 net loss in 2003.

Corporate

     General and administrative expense includes expense that is not directly attributable to other operating segments. The increase in expense was $406,000 in the 2004 Quarter when compared to the 2003 Quarter and $567,000 in the 2004 Six Months. The increase is primarily due to a one-time recovery of litigation expense in the 2003 quarter, increased professional fees and certain travel related expenses.

Corporate other expense (income) is comprised of:

•	interest expense/income;

•	gain/loss on sale of assets;

•	equity income (loss);

•	gain recognized on foreign currency translation; and

•	other miscellaneous income and loss items.

     For the 2004 Quarter, other income was $750,000, compared to other income of $2,230,000 in the 2003 Quarter. The six month periods showed flat income. During the quarter, other income was primarily due to $923,000 in gains recognized for currency fluctuation in connection with certain cash transfers that were transacted in the quarter. In 2003, we recorded a gain on the settlement of litigation involving a joint venture in Australia as fully described in the 2003 Annual Report.

Acquisitions

     During the second quarter of 2004, we entered into four separate agreements which, together, provide for the acquisition of six existing New Zealand cinemas, representing 27 screens, and in the case of three of these cinemas, the fee interests underlying such cinemas. The cinemas are being acquired for an aggregate purchase price of NZ$10.4 million, representing a multiple of approximately 5 times projected cash flow. The fee interests are being acquired for an aggregate purchase price of NZ$11.0 million, representing a cap rate of approximately 9%. The agreements are subject to a number of conditions, including satisfactory completion of due diligence. The Due Diligence period is scheduled to expire on August 11, and we currently anticipate that the transactions will close prior to the end of August. The acquisitions are consistent with our plan to expand our cinema operations in Australia and New Zealand. Upon the closing of the acquisitions, we will own directly 7 cinemas representing 37 screens and own indirectly through our Berkeley joint venture an additional 21 screens in 4 cinemas in New Zealand. Two of the newly acquired cinemas have the capacity for 4 additional screens, and our Berkeley joint venture will open this December an additional 8-screen state-of-the-art multiplex in the Auckland area. Completion of these expansion screens and this additional cinema will increase our New Zealand screen count to 70 screens in 12 cinemas. It is anticipated that substantially all of the acquisition costs of these cinemas and fee interests will be financed through New Zealand based bank financing.

Business Plan, Capital Resources and Liquidity

Business Plan

     Our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing, where reasonably available, on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. We are currently concentrating our acquisitions and development activities primarily in Australia and New Zealand, as we believe that there are currently better opportunities in these markets than domestically. Since the first of the year in Australia, we have entered into various agreements relating to the development of four new state-of-the-art cinemas aggregating 31 screens and have acquired four cinemas comprising 22 screens. Our New Zealand joint venture has acquired the management rights to a 5-screen cinema, and is currently in the process of constructing a new 8-screen cinema in a suburb of Auckland. In June we opened an Angelika Film Center in Plano, Texas, which we are operating under a long-term management arrangement.

     We intend to dispose of our interest in Puerto Rico, and have entered into a letter of intent with respect to such a disposition transaction, and have already disposed of all of our agricultural interests and assets. We continue to close under-performing cinema assets, or to sell those which have value as real estate significantly in excess of their value as cinemas.

Contractual Obligations

     The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and lease obligations at June 30, 2004 (in thousands):

	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$1,185	$19,072	$10,114	$2,811	$10,416	$12,278
Lease obligations	5,615	10,924	10,067	10,199	34,271	83,147
Interest on long-term debt	1,987	3,518	1,950	1,817	993	1,409
Other long-term commitments	13,000	—	—	—	—	—

Total	$21,787	$33,514	$22,131	$14,827	$45,680	$96,834

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

Operating Activities

     Cash provided by operations was $380,000 in the 2004 Six Months compared to cash used of $90,000 in the 2003 Six Months. The change is primarily due to an increase in our liabilities driven by an increase in our accounts payable.

Investing Activities

     Cash used in investing activities during the first six months of 2004 was $5,759,000 compared to $2,058,000 during the same period in 2003. In the 2004 Six Months, we had increased purchases of equipment and property development expenditures as we continued to expand and grow our cinema operations. We made deposits on equipment necessary for the fit-out of two state-of-the-art cinemas due to open in the fourth quarter of 2004. We also advanced deposit monies against the purchase of the Anderson Cinemas, completion of which occurred in July 2004.

Financing Activities

     Cash used in financing activities was $1,346,000 for the first six months of 2004 compared to $1,802,000 for the same period in 2003. This decrease is directly attributable to a decrease in distributions to minority interests in the 2004 Six Months compared to the 2003 Six Months.

Summary

     Our cash position at June 30, 2004 was $14,346,000.

     We have put into place several measures that are expected to have or have already had a positive effect on our overall liquidity, including:

•	In January 2004, we concluded the consolidation of our worldwide insurance coverage. As a result of a consolidation and revamping of our worldwide insurance coverage, we anticipate saving approximately $500,000 annually in insurance costs.

•	As fully described in the 2003 Annual Report, on October 22, 2003 we finalized the sale of our Sutton Property located in Manhattan. Since we previously held the Sutton Property pursuant to an operating lease with option to purchase, we expect the net economic effect of the sale will be to reduce our annual net expense by approximately $1,200,000 after the first anniversary year of the sale. In the 2004 Six Months, we realized savings of approximately $224,000.

•	In the first quarter of 2003, as part of our ongoing drive to reduce general and administrative expense and notwithstanding our commitment to sell our Puerto Rico circuit, we consolidated our Puerto Rican administrative support function into our corporate office in Los Angeles, California. This consolidation has resulted in an annual reduction to our general and administrative expense of approximately $170,000.

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

     At the present time, included among the assets that are securing our AUD$32,250,000 loan facility are our 50-acre Burwood property, our three-acre Moonee Ponds property and our four-acre Newmarket property. Because of Australian operating losses incurred as we entered into the Australian market, these assets could be liquidated without the payment of any income taxes.

     We are currently in advanced discussions with our banker in Australia with a view to increasing our current temporary AUD$32,250,000 loan facility to AUD$55,000,000, achieving lower financing costs, obtaining capital repayment deferral and releasing the Burwood, Moonee Ponds and Newmarket properties from the corporate facility securitization pool. We can give no assurance that we will be successful in achieving any or all of these terms.

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

     These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

•	loss of market share or decline in margins through aggressive competition in the exhibition market;

•	results of litigation such as our current antitrust litigation in New York;

•	developments in the home entertainment market, such as the development of new and improved audio and video technology and software delivery systems;

•	quality and quantity of film releases and availability of film;

•	demand for retail space;

•	fluctuations in foreign exchange rates and interest rates;

•	global economic and political conditions;

•	unanticipated reductions in cash flow and difficulty in sales of assets;

•	the finalization of new credit lines;

•	rates of inflation; and

•	government regulation.

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

     At June 30, 2004, approximately 51% and 17% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately AUD$8,977,423 and NZ$6,642,640 respectively in cash and cash equivalents. At December 31, 2003, approximately 46% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately AUD$18,800,000 and NZ$3,400,000, respectively in cash and cash equivalents.

     Our policy in Australia and New Zealand is to match revenue and expenses, whenever possible, in local currencies. As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies. Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense. The resulting natural operating hedge has led to a somewhat negligible foreign currency effect on our earnings.

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

     Commencing in 2002, we also began recognizing unrealized foreign currency translation gains or losses which could materially affect our financial position. For the six months ended June 30, 2004 and for the year ended December 31, 2003, we have recorded a cumulative unrealized foreign currency translation gain of approximately $23,391,000 and $31,160,000, respectively.

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

Item 3A – Quantitative and Qualitative Disclosure about Interest Risk

     The majority of our Australian and New Zealand bank loans have variable rates and a change of approximately 1% in short-term interest rate would have resulted in an increase or decrease of approximately $97,000 in our interest expense for the three months ended June 30, 2004.

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

     The Company carried out an evaluation, as of the end of the quarterly period covered by the June Report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

May 10, 2004, under items 7 and 12: Reading issued a press release announcing consolidated financial results for the first quarter ended March 31, 2004.

May 24, 2004, under item 5: Reading issued a press release announcing that its Board of Directors had authorized a stock repurchase program.

June 3, 2004, under item 5: Reading issued a press release announcing its acquisition of certain Anderson cinema complexes in Australia.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: August 6, 2004	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date: August 6, 2004	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer