Form 10-Q
period 2004-09-30
READING INTERNATIONAL INC
filed 2004-11-09
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8625

READING INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	95-3885184
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

550 South Hope Street	90071
Suite 1825, Los Angeles CA	(Zip Code)
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

Yes  ☑   No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2004, there were 20,244,685 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,654,606 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1 – Financial Statements

Reading International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$7,919	$21,735
Investment in marketable securities	33	85
Receivables	6,190	4,787
Inventory	767	518
Restricted cash	3,019	456
Prepaid and other current assets	3,702	2,612

Total current assets	21,630	30,193
Rental property, net	7,526	7,916
Property and equipment, net	130,564	119,439
Property held for development	25,356	26,396
Investment in joint ventures	7,306	4,482
Note receivable	—	13,000
Capitalized leasing costs, net	333	411
Intangible assets, net	11,408	12,248
Goodwill	8,847	5,090
Other noncurrent assets	4,244	3,691

Total assets	$217,214	$222,866

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	(Unaudited)
	September 30,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$15,224	$13,222
Film rent payable	3,443	4,489
Notes payable – current portion	9,476	1,930
Income taxes payable	6,501	7,046
Deferred revenue	1,805	1,561
Other current liabilities	1,229	1,148

Total current liabilities	37,678	29,396
Notes payable – long-term portion	64,807	69,215
Deferred real estate revenue	754	1,143
Other noncurrent liabilities	10,531	10,133

Total liabilities	113,770	109,887

Commitments and contingencies	—	—
Minority interest in consolidated affiliates	4,093	4,488
Stockholders’ equity
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 19,916,876 shares outstanding at September 30, 2004 and December 31, 2003	199	199
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized, 1,982,414 shares outstanding at September 30, 2004 and December 31, 2003	20	20
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized	—	—
Additional paid-in capital	123,516	123,516
Accumulated deficit	(50,538)	(46,440)
Accumulated other comprehensive income	26,154	31,196

Total stockholders’ equity	103,444	112,979

Total liabilities and stockholders’ equity	$217,214	$222,866

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue
Cinema	$24,168	$20,579	$65,181	$59,656
Live theater	1,080	1,067	2,957	3,426
Rental/real estate	2,850	2,010	8,364	5,829

	28,098	23,656	76,502	68,911

Operating expense
Cinema	19,795	16,375	53,912	47,658
Live theater	681	770	1,848	2,064
Rental/real estate	1,171	1,266	3,802	3,701
Depreciation and amortization	3,320	2,559	9,277	7,516
General and administrative	4,161	3,997	11,333	10,595

	29,128	24,967	80,172	71,534

Operating loss	(1,030)	(1,311)	(3,670)	(2,623)
Non-operating (income) expense
Interest income	(190)	(173)	(785)	(495)
Interest expense	1,090	991	3,190	2,918
Other (income) expense	(230)	110	(2,984)	(2,761)

Loss before income taxes and minority interest	(1,700)	(2,239)	(3,091)	(2,285)
Income tax provision	327	322	762	607

Loss before minority interest	(2,027)	(2,561)	(3,853)	(2,892)
Minority interest expense (income)	135	(18)	245	178

Net loss	(2,162)	(2,543)	(4,098)	(3,070)

Basic loss per share	$(0.10)	$(0.12)	$(0.19)	$(0.14)
Weighted average number of shares outstanding – basic	21,899,290	21,899,286	21,899,290	21,847,468

Diluted loss per share	$(0.10)	$(0.12)	$(0.19)	$(0.14)
Weighted average number of shares outstanding – diluted	21,899,290	21,899,286	21,899,290	21,847,468

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Operating Activities
Net loss	$(4,098)	$(3,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on foreign currency translation	(1,642)	—
Equity in the earnings of joint ventures	(1,356)	(263)
Gain on settlement of litigation	—	(2,259)
Gain on disposal of assets	(77)	(230)
Depreciation and amortization	9,277	7,516
Other, net	83	177
Minority interest	245	178
Changes in operating assets and liabilities:
(Increase) in receivables	(2,477)	(63)
(Increase) decrease in prepaid and other assets	(1,454)	233
Increase (decrease) in liabilities	1,153	(167)

Net cash (used in) provided by operating activities	(346)	2,052

Investing activities
Purchase of equipment	(617)	(891)
Acquisitions	(14,319)	—
Increase in property development	(1,118)	(976)
Distributions from joint ventures	943	649
Investment in joint ventures	(2,433)	(2,032)
Proceeds from disposal of assets	157	903
(Increase) decrease in restricted cash	(2,273)	62
Repayment of loan receivable	13,000	—
Liquidating dividend distribution	—	283

Net cash used in investing activities	(6,660)	(2,002)

Financing activities
Repayment of long-term borrowings	(9,641)	(955)
Minority interest distributions	(613)	(1,279)
Proceeds from borrowings	3,359	—

Net cash used in financing activities	(6,895)	(2,234)

Effect of exchange rate changes on cash and cash equivalents	85	1,685

Decrease in cash and cash equivalents	(13,816)	(499)
Cash and cash equivalents at beginning of period	21,735	19,286

Cash and cash equivalents at end of period	$7,919	$18,787

Supplemental Disclosures
Interest paid	$3,335	$2,361
Income taxes paid	$184	$127
Non-cash financing of acquisitions	$9,572	$—

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2004

Note 1 – Basis of Presentation

               Reading International, Inc. a Nevada corporation (“RII”) and along with its consolidated subsidiaries (the “Company” or “Reading”), is the corporate successor to the Reading Railroad, initially organized in Pennsylvania in 1833. RII was incorporated in 1999 and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”) is now the owner of the consolidated businesses and assets of Reading Entertainment (“RDGE”), Craig Corporation (“CRG”) and Citadel Holding Corporation (“CDL”). Its businesses consist primarily of:

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

               The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting. As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted. There have been no material changes in the information disclosed in the notes to the condensed consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Annual Report”). The financial information presented in this quarterly report on Form 10-Q for the period ended September 30, 2004 (the “September Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the Company’s 2003 Annual Report which contains the latest audited financial statements and related footnotes.

               In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects the Company’s financial position, results of its operations and cash flows for the three and nine months ended September 30, 2004 have been made. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the entire year. Certain amounts in previously issued financial statements have been reclassified to conform to the 2004 presentation.

Note 2 – Stock-Based Compensation

               The Company has a stock based compensation plan for certain employees and non-employee directors which is fully described in the 2003 Annual Report. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under Accounting Principles Board Opinion No. 25, no stock-based employee compensation cost has been reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Accounting

Principles Board Opinion No. 25 does not apply to non-employees and would require that the Company record compensation expense for non-employees. However, Accounting Principles Board Opinion No. 25 applies to non-employee directors when stock options are granted in connection with the non-employee directors’ board services. As such, no compensation expense has been recorded.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,162)	$(2,543)	$(4,098)	$(3,070)
Add: Stock-based employee compensation expense included in reported net income	—	—	—	—

Less: Total stock-based employee compensation expense determined under fair value based method for all awards	47	79	140	149

Pro forma net loss	$(2,209)	$(2,622)	$(4,238)	$(3,219)

Loss per share:
Basic and diluted—as reported	$(0.10)	$(0.12)	$(0.19)	$(0.14)
Basic and diluted—pro forma	$(0.10)	$(0.12)	$(0.19)	$(0.15)

Note 3 – Business Segments

               Reading’s operations are organized into three reportable business segments within the meaning of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s reportable segments are: (1) cinema, (2) live theater and (3) rental/real estate. The Company’s cinema segment is primarily engaged in the development, ownership and operation of multiplex cinemas. The live theater segment is engaged in the ownership and operation of “Off Broadway” style live theaters. Reading’s rental and real estate segment is primarily engaged in the development, ownership and operation of commercial properties, including ETRC’s. Corporate results include interest income earned with respect to the Company’s cash balances, interest expense, general and administrative expenses, minority interest expense and other (income) expense.

               Information about the Company’s cinema, live theater and rental/real estate segment operations for the three and nine months ended September 30, 2004 and 2003 is presented in the following tables (dollars in thousands).

Three Months Ended			Rental/
September 30, 2004	Cinema	Live Theater	Real Estate	Corporate	Consolidated
Revenue	$24,168	$1,080	$2,850	$—	$28,098
Operating expense	19,795	681	1,171	—	21,647
Depreciation & amortization expense	1,841	86	1,348	45	3,320
General & administrative expense	1,633	9	172	2,347	4,161

Operating income (loss)	899	304	159	(2,392)	(1,030)
Minority interest expense	—	—	—	135	135
Other expense	—	—	—	670	670

Income (loss) before tax	899	304	159	(3,197)	(1,835)
Income tax provision	—	—	—	327	327

Net income (loss)	$899	$304	$159	$(3,524)	$(2,162)

Three Months Ended			Rental/
September 30, 2003	Cinema	Live Theater	Real Estate	Corporate	Consolidated
Revenue	$20,579	$1,067	$2,010	$—	$23,656
Operating expense	16,375	770	1,266	—	18,411
Depreciation & amortization expense	1,583	104	836	36	2,559
General & administrative expense	1,688	(12)	394	1,927	3,997

Operating income (loss)	933	205	(486)	(1,963)	(1,311)
Minority interest expense	—	—	—	18	18
Other expense	—	—	—	892	892

Income (loss) before tax	933	205	(486)	(2,873)	(2,221)
Income tax provision	—	—	—	322	322

Net income (loss)	$933	$205	$(486)	$(3,195)	$(2,543)

Nine Months Ended			Rental/
September 30, 2004	Cinema	Live Theater	Real Estate	Corporate	Consolidated
Revenue	$65,181	$2,957	$8,364	$—	$76,502
Operating expense	53,912	1,848	3,802	—	59,562
Depreciation & amortization expense	5,264	258	3,641	114	9,277
General & administrative expense	4,407	9	268	6,649	11,333

Operating income (loss)	1,598	842	653	(6,763)	(3,670)
Minority interest expense	—	—	—	245	245
Other income	—	—	—	(579)	(579)

Income (loss) before tax	1,598	842	653	(6,429)	(3,336)
Income tax provision	—	—	—	762	762

Net income (loss)	$1,598	$842	$653	$(7,191)	$(4,098)

Nine Months Ended			Rental/
September 30, 2003	Cinema	Live Theater	Real Estate	Corporate	Consolidated
Revenue	$59,656	$3,426	$5,829	$—	$68,911
Operating expense	47,658	2,064	3,701	—	53,423
Depreciation & amortization expense	4,694	256	2,432	134	7,516
General & administrative expense	4,216	5	763	5,611	10,595

Operating income (loss)	3,088	1,101	(1,067)	(5,745)	(2,623)
Minority interest expense	—	—	—	178	178
Other income	—	—	—	(338)	(338)

Income (loss) before tax	3,088	1,101	(1,067)	(5,585)	(2,463)
Income tax provision	—	—	—	607	607

Net income (loss)	$3,088	$1,101	$(1,067)	$(6,192)	$(3,070)

Note 4 – Foreign Currency and Derivative Instruments

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

               Presented in the table below are the currency exchange rates for Australia and New Zealand as of September 30, 2004 and December 31, 2003.

	US Dollar
	September 30, 2004	December 31, 2003
Australian Dollar	$0.7148	$0.7520
New Zealand Dollar	$0.6692	$0.6557

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

	Stock Options
	September 30, 2004			September 30, 2003
		Weighted Average			Weighted Average
Common Stock	Outstanding	Exercise Price	Exercisable	Outstanding	Exercise Price	Exercisable
Class A Nonvoting	1,448,200	$4.14	1,181,700	1,498,200	$4.14	934,988
Class B Voting	185,100	$9.90	185,100	185,100	$9.90	185,100

               For the three months and nine months ended September 30, 2004 and 2003, respectively, the Company recorded net losses. As such, the incremental shares of 717,073 and 296,708 in 2004 and 2003, respectively, from stock options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

Note 6 – Comprehensive Income

               US GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income. The following table sets forth the Company’s comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(2,162)	$(2,543)	$(4,098)	$(3,070)
Foreign currency translation	2,758	767	(5,011)	12,321
Unrealized loss on AFS	(1)	(214)	(31)	(214)

Comprehensive income (loss)	$595	$(1,990)	$(9,140)	$9,037

Note 8 – Acquisitions

               During the quarter, the Company completed three acquisitions and in addition purchased a 25% joint venture interest.

               First, on July 1, 2004, the “Anderson Circuit” in Australia was purchased for $6.2 million (AUS$8.6 million) giving the Company four existing cinemas with 22 screens and agreements to lease with respect to two additional cinemas (with an additional 15 screens) in two facilities currently under construction. As part of this acquisition, several landlords required bank guarantees, which increased the Company’s restricted cash by $2.3 million (AUS$3.2 million). The Company paid approximately $3.5 million (AUS$4.8 million) and assumed liabilities estimated at approximately $2.7 million (AUS$3.8 million). Of the $6.2 million (AUS$8.6 million) $3.4 million (AUS$4.7 million) was financed by a temporary additional facility to the Company’s old facility of $19.7 million (AUS$27.5 million). The entire old facility and temporary additional facility were retired during the quarter (see Note 13).

               Second, on August 25, 2004, the Company acquired the “Movieland Circuit” in New Zealand comprising of six cinemas with 27 screens for $7.0 million (NZ$10.5 million) and the underlying fee interests of three of the cinema properties for $7.4 million (NZ$11.0 million). The acquisition costs of these cinemas and fee interests amounting to $14.4 million (NZ$21.5 million) have been initially funded by a combination of $4.8 million (NZ$7.2 million) of working capital and $9.6 million (NZ$14.3 million) of notes payable to the seller (see Note 13).

               Third, on July 1, 2004, the Company acquired for $1.1 million (AUS$1.6 million) an approximately 12,500 square foot parcel adjacent to its four-acre property located in the Newmarket area of Brisbane, Australia. The Company anticipates that the addition of this property will allow the construction of a complementary cinema element to the project.

               Fourth, on September 15, 2004, the Company acquired for $2.2 million a nonmanaging 25% membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop the former Sutton cinema site at 205 East 57th Street in Manhattan.

               The period of combined operations, which includes approximately one month of the Movieland Circuit operations and the full quarter of the existing Anderson Circuit, are not significant to the overall results of the Company.

               The Company is in the process of finalizing the purchase price allocation for these acquisitions, in accordance with SFAS No. 141 Business Combinations. A summary of the increased assets relating to these acquisitions is as follows:

	Anderson	Movieland	Newmarket	Joint Venture	September 30,
Acquisition Assets	Acquisition	Acquisition	Acquisition	Acquisition	2004

Land	$—	$990	$—	$—	$990
Building	605	6,076	—	—	6,681
Leasehold interest	1,126	4,019	—	—	5,145
Fixtures and equipment	1,333	2,983	—	—	4,316
Property held for development	—	—	1,118	—	1,118
Goodwill	3,128	321	—	—	3,449
Investment in Joint Venture	—	—	—	2,233	2,233

Total Acquired Assets	$6,192	$14,389	$1,118	$2,233	$23,932

Note 7 – Rental Property and Property and Equipment

               During the quarter, the Company made a number of cinema and lease interest acquisitions in Australia and New Zealand. This accounts for the majority of the $18.5 million increase from December 31, 2003 to September 30, 2004. These amounts reflect the Company’s preliminary purchase price allocation relating to its two acquisitions made during the quarter. As of September 30, 2004 and December 31, 2003, Reading had investments in rental property, property and equipment as follows (dollars in thousands):

	September 30,	December 31,
	2004	2003
Rental property
Land	$2,951	$2,951
Building and improvements	7,516	7,515

	10,467	10,466
Less accumulated depreciation	(2,941)	(2,550)

Rental property, net	$7,526	$7,916

Property and equipment
Land	$27,140	$26,889
Building	63,148	57,919
Leasehold interest	12,369	7,305
Construction-in-progress and property development	10,355	5,241
Fixtures and equipment	44,287	41,397

	157,299	138,751
Less accumulated depreciation	(26,735)	(19,312)

Property and equipment, net	$130,564	$119,439

Capitalized interest included in construction-in-progress and property development is not material.

Note 9 – Goodwill and Intangible Assets

               As of January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Reading does not amortize goodwill and instead, performs annual impairment reviews of its goodwill and other intangible assets. Goodwill increased during the period primarily due to the acquisitions discussed in Note 8. As of September 30, 2004 and December 31, 2003, Reading had goodwill of $8.8 million and $5.1 million, respectively, consisting of the following (dollars in thousands):

	September 30,	December 31,
	2004	2003
Goodwill
Cinema	$4,499	$1,050
Live theater	3,766	3,766
Rental/real estate	582	274

Total	$8,847	$5,090

               Reading has intangible assets other than goodwill, which are subject to amortization and are being amortized over various periods. The Company amortizes its beneficial lease over 20 years and its option fees and acquisition costs over 10 years. For the nine months ended September 30, 2004, the amortization expense totaled $1.2 million.

               Intangible assets subject to amortization consist of the following (dollars in thousands):

	September 30,	December 31,
	2004	2003
Intangible assets
Beneficial lease	$10,459	$10,459
Option fee	5,000	5,000
Acquisition costs	948	951

	16,407	16,410
Less: Accumulated amortization	(4,999)	(4,162)

Intangible assets, net	$11,408	$12,248

Note 10 – Income Tax

               The income tax provision (benefit) for the three and nine months ended September, 2004 and 2003 was comprised of the following amounts (dollars in thousands), respectively:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Foreign income tax provision	$131	$69	$300	$193
Foreign withholding tax	124	225	381	608
Federal tax refund	—	—	—	(365)
Other tax	72	28	81	171

Net tax provision	$327	$322	$762	$607

Note 11 – Minority Interest

               Minority interest is comprised of the following enterprises:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) by a subsidiary of National Auto Credit, Inc.;

•	33% minority interest in the Elsternwick Joint Venture by Champion Pictures Pty Ltd.; and

•	25% minority interest in Australian Country Cinemas by Panorama Cinemas for the 21st Century Pty Ltd.

               The components of minority interest are as follows (dollars in thousands):

	September 30,	December 31,
	2004	2003
AFC LLC	$3,535	$3,816
Australian Country Cinemas	380	417
Elsternwick Unincorporated Joint Venture	178	255

Minority interest in consolidated affiliates	$4,093	$4,488

               The components of minority interest in earning (losses) of consolidated subsidiaries are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
AFC LLC	$165	$111	$330	$303
Australian Country Cinemas	(6)	(125)	(18)	(125)
Elsternwick Unincorporated Joint Venture	(24)	(1)	(67)	—
Big 4 Farming, LLC	—	(3)	—	—

Minority interest (income) expense	$135	$(18)	$245	$178

Note 12 – Other (Income) Expense

               Other (income) expense is comprised of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
One-time gain on settlement of litigation	$—	$—	$—	$(2,259)
Equity in earnings of cinema joint ventures	(293)	57	(1,356)	(263)
Realized gain on foreign currency	—	59	(1,642)	(385)
Gain on disposal of assets, net	(1)	—	(127)	—
Other expense (income)	64	(6)	141	146

Other (income) expense	$(230)	$110	$(2,984)	$(2,761)

Note 13 – Loan Agreements

               The Company has completed documentation of a refinancing and acquisition line with its existing Australian banker, in the amount of $39.3 million (AUS$55.0 million). The previously advanced temporary additional facility of $3.4 million (AUS$4.7 million), which increased the old facility to $23.1 million (AUS$32.2 million), has now been retired. The temporary additional facility of $3.4 million (AUS$4.7 million) together with the Company’s own cash of $3.3 million (AUS$4.7 million) was used by the Company to complete its acquisition of six cinemas with 37 screens comprising the “Anderson Circuit” during the quarter ended September 30, 2004 (see Note 7). The balance of the facility of $16.2 million (AUS$22.8 million) remains undrawn. The new corporate facility of $39.3 (AUS$55.0 million) expires on January 1, 2009 and provides for interest-only payments until June 30, 2006. The balance outstanding at September 30, 2004 is $23.1 million (AUS$32.2 million).

               As part of the Movieland Circuit acquisition (Note 7), a note payable in the amount of $9.6 million (NZ$14.3 million) was used as part of the acquisition financing. As part of the sellers’ financing agreement, $792,000 (NZ$1.2 million) of the notes payable were convertible to Reading International Class A Common Stock as of September 30, 2004.

               The balance of the New Zealand credit facility at September 30, 2004 is $23.3 million (NZ$34.7 million).

Note 14 – Note Receivable

               The Company currently holds two of its Manhattan Cinemas – the Village East Cinema and the Cinemas 1, 2 & 3 – under a lease arrangement with Sutton Hill Capital, LLC, a limited liability company owned by James J. Cotter and Michael Forman. Mr. Cotter is the Company’s Chairman of the Board, Chief Executive Officer and controlling stockholder. Mr. Forman is also a substantial stockholder in the Company.

               In October 2003, the Company amended a series of agreements between itself and Sutton Hill Capital LLC relating to the lease by the Company under a long term master operating lease (with option to purchase) of three cinema properties in Manhattan: the Village East Cinema, the Cinemas 1, 2 & 3, and the Sutton Cinema and a related commitment by the Company to make available to Sutton Capital (beginning in July 2007) a line of credit in the amount of $18 million. These amendments were required in order to take advantage of a sale opportunity presented by a third party developer, who had offered $18 million for the Sutton Cinema site, but who was interested in acquiring and redeveloping the site only if it could acquire both the interests of the Company and of Sutton Capital in the property.

               As a result of this amendment, (i) the Sutton Cinema was released from the master operating lease and the purchase option, (ii) the rental under the master operating lease was reduced by $436,000 per year, (iii) the exercise price of the purchase option was reduced by $5 million from $38 million to $33 million (or from $33 million to $28 million, taking into account the $5 million option fee paid by the Company for the purchase option, and which would be applied against the option price if the purchase option were to be exercised), (iv) the Company’s obligation under the line of credit was reduced by $5 million from $18 million to $13 million, (v) the Company agreed that if it did not ultimately exercise its right under the option to purchase the remaining two cinema assets (the Village East Cinema and the Cinemas 1, 2 & 3), then it would forgive any principal indebtedness at that time owed by Sutton Capital to the Company under the line of credit; and (v) the initial drawdown date under the line of credit was moved up from July of 2007 to September 2004.

               As a result of the sale of the Sutton Cinema property, Sutton Capital received $5 million in cash, and the Company received a $13 million secured purchase money promissory note plus the right to acquire up to a 25% equity interest in the buyer at cost or, in the alternative, to receive an in lieu fee of $650,000, and the right to operate the Sutton Cinema under a license from the buyer, in essence, until such time as the secured purchase money mortgage was paid.

               In September 2004, (i) the buyer pre-paid the $13 million secured purchase money promissory note, (ii) the Company exercised its option to acquire a 25% equity interest in the buyer at cost, and made an approximately $2.2 million investment in the buyer; and (iii) Sutton Capital drew down $8 million under its line of credit from the Company. At the present time, it is anticipated that Sutton Capital will draw down an addition $2 million before the end of the year, and that the remainder of the line of credit ($3 million) will not be drawn down until July 2007.

               As a result of these amendments and the sale of the Sutton Cinema, at the present time, the Company (i) now leases the Village East Cinema and the Cinemas 1, 2 & 3 under the master operating lease at a fixed annual rental obligation of approximately $1.2 per year (that lease continuing until 2010), (ii) has the option to purchase the Village East Cinema and the Cinemas 1, 2 & 3 for a purchase price of $33 million ($28 million after taking into account the $5 million option fee discussed previously in this footnote), (iii) has lent $8 million to Sutton Capital under the line of credit, and anticipates that it will advance an additional $2 million under that line of credit before the end of this year and an additional $3 million under that line of credit in July 2007, and (iv) has agreed that if it does not exercise its option to purchase the Village East Cinema and the

Cinemas 1, 2 & 3 in 2010, it will forgive any principal indebtedness (anticipated to be $13 million at that time) under the line of credit. Accordingly, at the present time, the effective cash-out-of-pocket exercise price of the option to purchase Sutton Capital’s interest the Village East Cinema and the Cinemas 1, 2 & 3 is $15 million, since the Company will, ultimately, only get the permanent benefit of the $13 million in sales proceeds generated by the sale of its interest in the Sutton Cinema (and which has been or will be lent to Sutton Capital pursuant to the line of credit) if it exercises its option to acquire Sutton Capital’s interest in the Village East Cinema and the Cinemas 1, 2 & 3. Sutton Capital’s interest in the case of the Village East Cinema and the Cinemas 1, 2 & 3 is limited to a long-term leasehold estate, and ownership of certain physical improvements. In each case, the underlying fee interest is owned by a third party unrelated to either Sutton Capital or the Company. In the case of the Village East Cinema, the underlying lease has a remaining term of approximately 27 years, and Sutton Capital’s ownership interest is limited to certain interior improvements to the cinema building. In the case of the Cinemas 1, 2 & 3, the underlying lease has a remaining term of 28 years (assuming the exercise of all extension options) and Sutton Capital’s ownership interest includes all of the improvements on the property, including the cinema building.

               On August 4, 2004, the Company entered into an agreement to acquire the fee interest underlying Sutton Capital’s ground lease and the Company’s sublease in the Cinemas 1, 2 & 3 property for $12 million. The Company has completed its due diligence and has paid an $800,000 non-refundable deposit into escrow, which is due to close in January 2005. The Company is currently in negotiations with Sutton Capital to acquire immediately Sutton Capital’s ground lease interest in the property and its proprietary interest in the building and other improvements on the land, and has agreed in principal that, as a part of the transaction, Sutton Capital will be entitled to acquire at cost up to a 25% non-managing membership interest in the limited liability company that has been formed by the Company to take title to the property. These negotiations are ongoing, and any transaction will ultimately be subject to review and approval by the Conflicts Committee of the Company’s Board of Directors. In connection with these negotiations, the parties are also discussing an early acquisition of Sutton Capital’s interest in the Village East Cinema.

Note 15 – Subsequent Events

               During the second quarter of 2004, the Company entered into a letter of intent with a possible purchaser of the Company’s cinemas in Puerto Rico specifying a sale price of approximately $6.5 million. These assets are currently carried on our books at $2.2 million. The term of that letter of intent has been extended to November 8, 2004. The sale of these cinemas remains subject to the negotiation and execution of definitive transactional documents. However, the drafting of those documents is in an advanced state. However, no assurances can be given that the letter of intent will eventually result in a sale of the Company’s cinemas in Puerto Rico.

               On August 4, 2004, the Company entered into an agreement to purchase for $12.0 million the approximately 7,840 square-foot fee interest underlying the ground lease underlying our current sublease in the Cinemas 1, 2 & 3 property located in Manhattan on 3rd Avenue between 58th Street and 59th Street, and made an initial deposit into escrow of $600,000. On October 29, 2004, the Company deposited an additional $200,000 for a total deposit of $800,000, to extend the closing date of that transaction to January 31, 2005.

               As indicated in our 2003 10-K filing, during 2002, the Company commenced antitrust litigation against a certain number of distributors and competitors alleging violations of antitrust laws with respect to first run film distribution to the Village East cinema in Manhattan. To date, the Company has reached settlements with Disney, Dreamworks and Loews and is currently in settlement discussions with several other defendants.

               As part of the Company’s acquisition of the New Zealand Movieland Circuit, the Company issued $9.6 million (NZ$14.3 million) in notes payable to the sellers with an understanding that $792,000 (NZ$1.2 million) of the notes payable would be convertible to Reading International Class A Common Stock. On October 22,

2004, the Company received notice from the sellers of their intent to convert the notes to Reading International Class A Common Stock consisting of 98,949 shares at a conversion price of $8.00 (NZ$11.94) per share (using a US$ to NZ$ exchange ratio of $0.67). The Company has also agreed with the sellers that, once they exercise their option to convert the portion of the sellers’ notes to Reading International Class A Common Stock, the sellers have the option to put to the Company the stock that they converted at $8.00 (NZ$11.94) per share at any time up to March 31, 2006.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

               Reading International, Inc. (“RII,” and collectively with its consolidated subsidiaries, “the Company”), is a cinema exhibition and live theater operating company with a strong focus on the development and holding of real estate assets. Our business operations include:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, New Zealand and Puerto Rico;

•	the development and operation of cinema-based entertainment-themed retail centers (“ETRC”) in Australia and New Zealand;

•	the ownership and operation of “Off Broadway” style live theaters in Manhattan and Chicago in properties wholly owned by the Company; and

•	the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States as a business ancillary to the development and operation of cinemas, cinema-based ETRC’s and live theaters.

We manage our worldwide cinema business under various different brands:

•	in the US, under the Reading, Angelika Film Center and City Cinemas brands;

•	in Australia, under the Reading brand;

•	in New Zealand, under the Reading and Berkeley Cinemas brands; and

•	in Puerto Rico, under the CineVista brand.

               During the quarter, we completed two acquisitions. First, we completed the acquisition of the “Anderson Circuit” in Australia which gave us four existing cinemas with 22 screens and agreements to lease with respect to two additional cinemas (with an additional 15 screens) in two facilities currently under construction. It is anticipated that these two additional cinemas will both open before the end of the year. Second, we acquired the “Movieland Circuit” in New Zealand which gave us six cinemas with 27 screens and the underlying fee interests of three of the cinema properties. Also, during the third quarter, we closed our two-screen Sutton Cinema in Manhattan as part of the sale of the property.

               We currently operate (directly or indirectly through consolidated entities or majority owned unincorporated joint ventures) 256 screens in thirty-nine cinema complexes, including two cinema complexes (comprising an aggregate of 9 screens) which we operate under management contracts and in which we have no ownership interest. In addition, we have 50% unincorporated joint venture interests in 26 screens in five cinema complexes in New Zealand (including one 5-screen cinema which our joint venture operates under a management agreement and in which our joint venture has no ownership interest) and a 331/3% unincorporated joint venture interest in a 16-screen cinema complex in Australia operated by Hoyts Cinemas.

               As previously reported, during the first quarter of 2004, we entered heads-of-agreement to fit-out and lease two new cinemas comprising 16 screens currently under development in Australia. And, as already noted above, as a part of our recent acquisition of the Anderson Circuit in Australia, we have entered into agreements for lease with respect to the fit-out and leasing of two additional cinemas, comprising a further 15 screens. In the aggregate, these agreements cover four cinemas comprising 31 screens. It is currently anticipated that two of these cinemas comprising 15 screens will be completed and open for business before the end of the year, and that the remaining two cinemas comprising 16 screens will be completed in the third and fourth quarters of 2005. Our New Zealand joint venture is currently in the process of developing an 8-screen leasehold cinema in a suburb of Auckland, which we anticipate will be completed and open for business before the end of the year. We are in the initial planning stage of adding four screens to two existing cinemas acquired as a part of our acquisition of the “Movieland Circuit” in New Zealand.

               In Australia, we currently operate seventeen cinemas with 115 screens; when complete, the cinemas to be fitted-out under current heads of agreement or agreements to lease will increase our operations to twenty-one cinemas with 146 screens. In New Zealand, including our joint venture partner, we currently operate twelve cinemas with 63 screens. When complete, the fit-out will increase our operations to thirteen cinemas with 71 screens. Worldwide we currently operate and manage (including through our joint venture in New Zealand) forty-four cinemas with 282 screens. When the fit-outs currently in the pipeline are complete, we will increase our operations to forty-nine cinemas with 321 screens.

               Our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying the operating entertainment assets, or long-term leases, which we believe provide flexibility with respect to the usage of such leasehold assets. In the near term, we are focusing principally on the operation of our existing cinema and live theater assets and in the development of five parcels of undeveloped real estate in Melbourne, Brisbane, and Sydney in Australia, and in Wellington in New Zealand while taking advantage of those opportunities that may present themselves to expand strategically our existing cinema circuits. Since the close of the first quarter, we entered into agreements for lease with the two anchor tenants aggregating approximately 44,000 square feet of our approximately 95,000 square foot shopping center development in a suburb of Brisbane. Accordingly, we are now moving forward with the preparation of final construction drawings for that project, and anticipate that the shopping center will be open for business in the fourth quarter of 2005. In addition, on July 1, 2004, we acquired an adjoining 12,500 square-foot parcel, which we believe will allow us, in accordance with our initial plans for the project as an ETRC, to add a state-of-the-art multiplex to the shopping center.

               A significant portion of our business is conducted in Australia and New Zealand, and as such, we are subject to a certain degree of currency risk. We do not engage in currency hedging activities. Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis. Our policy in Australia and New Zealand is to match revenue and expenses, whenever possible, in local currencies. As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies. Due to the developing nature of our operations in Australia and New Zealand, our revenues are not yet significantly greater than our operating expenses. The resulting natural operating hedge has led to a foreign currency effect on our earnings. As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.

               We are continuing in accordance with our business plan to dispose of or reposition those assets which either no longer fit with our entertainment-based business focus or which have a higher and better use as non-entertainment oriented properties:

•	On August 4, 2004, we entered into an agreement to purchase for $12 million the approximately 7,840 square-foot fee interest underlying the ground lease our current facilities lease in the Cinemas 1, 2 & 3 property located in Manhattan on 3rd Avenue between 58th Street and 59th Street. The ownership of the Cinemas 1, 2 & 3 property is currently divided into three ownerships: the fee interest (which we now have under contract to purchase), the ground lease and improvements, (which are owned by Sutton Hill Capital LLC but which we, as described in our Annual Report on Form 10-K, have an option to purchase as a part of a pool of assets in 2010), and our current facilities lease which also runs until 2010. The Company is currently in negotiations with Sutton Capital to acquire immediately Sutton Capital’s ground lease interest in the property and its proprietary interest in the building and other improvements on the land, and has agreed in principal that, as a part of the transaction, Sutton Capital will be entitled to acquire at cost up to a 25% non-managing membership interest in the limited liability company that has been formed by the Company to take title to the property. These negotiations are ongoing, and any transaction will ultimately be subject to review and approval by the Conflicts

Committee of the Company’s Board of Directors. In connection with these negotiations, the parties are also discussing an early acquisition of Sutton Capital’s interest in the Village East Cinema. This fee interest is being acquired consistent with our business philosophy of owning, where feasible, the fee interests underlying our various cinema and theater properties.

•	In May 2004, we entered into a letter of intent to sell our Puerto Rico assets for approximately $6.5 million. These assets are currently carried on our books at $2.2 million. Closing of the transaction contemplated by this letter of intent is subject to a variety of contingencies, including due diligence by the purchaser and the negotiation and execution of definitive documentation. Accordingly, we cannot assure you that a sale of our Puerto Rico assets will be completed.

•	In October 2003, we sold our interest in our Sutton cinema property located on 58th Street near 3rd Avenue in Manhattan for $13.0 million to a limited liability company formed to acquire and redevelop the property as a mixed use residential and retail condominium project. In September 2004, we opted to exercise our option to acquire a 25% interest in the buyer and on September 14, 2004, invested approximately $2.2 million to acquire that membership interest. On that same date, the buyer pre-paid our $13 million secured purchase money promissory note that we received in the original sale transaction, and we used $8 million of the proceeds of that pre-payment to fund a drawdown by Sutton Capital of a portion of its $13 million line of credit with us.

Results of Operations

               During the quarter ended September 30, 2004, we directly operated thirty-seven cinemas with 247 screens; managed an additional two cinemas with 9 screens; and four live theaters comprising six stages. Unconsolidated joint ventures in which we have interests operated an additional four cinemas with 21 screens and managed one 5 screen complex. In addition, along with the three ETRC’s that we developed in Australia and New Zealand, we have fee interests in five developed commercial properties in Manhattan, Chicago and Glendale, California, and hold for development an additional five parcels (aggregating approximately 60 acres) in urbanized areas of Australia and New Zealand. Two of these parcels are in areas designated by the provincial government of Victoria, Australia as “major activity areas, and we are currently in the land use planning phases of their development.

               The tables below summarize the results of operations for each of our principal business segments for the three (“2004 Quarter”) and nine (“2004 Nine Months”) months ended September 30, 2004 and the three (“2003 Quarter”) and nine (“2003 Nine Months”) months ended September 30, 2003, respectively. Operating expenses include costs associated with the day-to-day operations of the cinemas and live theaters and the management of rental properties.

Three Months Ended		Live	Rental/
September 30, 2004	Cinema	Theater	Real Estate	Corporate	Consolidated
Revenue	$24,168	$1,080	$2,850	$—	$28,098
Operating expense	19,795	681	1,171	—	21,647
Depreciation & amortization expense	1,841	86	1,348	45	3,320
General & administrative expense	1,633	9	172	2,347	4,161

Operating income (loss)	899	304	159	(2,392)	(1,030)
Minority interest expense	—	—	—	135	135
Other expense	—	—	—	670	670

Income (loss) before tax	899	304	159	(3,197)	(1,835)
Income tax provision	—	—	—	327	327

Net income (loss)	$899	$304	$159	$(3,524)	$(2,162)

Three Months Ended		Live	Rental/
September 30, 2003	Cinema	Theater	Real Estate	Corporate	Consolidated
Revenue	$20,579	$1,067	$2,010	$—	$23,656
Operating expense	16,375	770	1,266	—	18,411
Depreciation & amortization expense	1,583	104	836	36	2,559
General & administrative expense	1,688	(12)	394	1,927	3,997

Operating income (loss)	933	205	(486)	(1,963)	(1,311)
Minority interest expense	—	—	—	18	18
Other expense	—	—	—	892	892

Income (loss) before tax	933	205	(486)	(2,873)	(2,221)
Income tax provision	—	—	—	322	322

Net income (loss)	$933	$205	$(486)	$(3,195)	$(2,543)

Nine Months Ended		Live	Rental/
September 30, 2004	Cinema	Theater	Real Estate	Corporate	Consolidated
Revenue	$65,181	$2,957	$8,364	$—	$76,502
Operating expense	53,912	1,848	3,802	—	59,562
Depreciation & amortization expense	5,264	258	3,641	114	9,277
General & administrative expense	4,407	9	268	6,649	11,333

Operating income (loss)	1,598	842	653	(6,763)	(3,670)
Minority interest expense	—	—	—	245	245
Other income	—	—	—	(579)	(579)

Income (loss) before tax	1,598	842	653	(6,429)	(3,336)
Income tax provision	—	—	—	762	762

Net income (loss)	$1,598	$842	$653	$(7,191)	$(4,098)

Nine Months Ended		Live	Rental/
September 30, 2003	Cinema	Theater	Real Estate	Corporate	Consolidated
Revenue	$59,656	$3,426	$5,829	$—	$68,911
Operating expense	47,658	2,064	3,701	—	53,423
Depreciation & amortization expense	4,694	256	2,432	134	7,516
General & administrative expense	4,216	5	763	5,611	10,595

Operating income (loss)	3,088	1,101	(1,067)	(5,745)	(2,623)
Minority interest expense	—	—	—	178	178
Other income	—	—	—	(338)	(338)

Income (loss) before tax	3,088	1,101	(1,067)	(5,585)	(2,463)
Income tax provision	—	—	—	607	607

Net income (loss)	$3,088	$1,101	$(1,067)	$(6,192)	$(3,070)

Cinema

               Included in the cinema segment above is revenue and expense from the operations of thirty-nine cinema complexes with 256 screens.

•	For the 2004 Nine Months, cinema revenue increased overall by $5.5 million or approximately 9% and by $3.6 million for the 2004 Quarter when compared to the same periods in 2003. Revenue from our Australian and New Zealand operations increased by approximately $8.9 million for the 2004 Nine Months and approximately $3.9 million for the 2004 Quarter. Of this increase, approximately $4,894,000 represents the benefit of currency fluctuation between the 2004 Nine Months and the 2003 Nine Months. Additionally, our new acquisitions in Australia and New Zealand provided $3.3 million of new revenue. The remaining increase reflects the general increase in per screen and total cinema attendance. This increase was negatively offset by approximately $3.4 million or an 11% decrease in domestic cinema revenues for the 2004 Nine Months and $347,000 for the 2004 Quarter. This decrease is due primarily to poor product and the reduction in revenues because of severe limitations in the film product available to us consequented by litigation between ourselves and certain major film distributors relating to our access to film at our Village East cinema. The decrease was also because we operated fewer screens in 2004 when compared to 2003, due to the closure of cinemas in Manhattan, Minneapolis and Puerto Rico following the first quarter of 2003, resulting in an additional $300,000 decrease in cinema revenue.

•	Operating expense increased by approximately $6.3 million or 13% in the 2004 Nine Months and $3.4 million in the 2004 Quarter when compared to the same periods in 2003. Operating expenses at our Australian and New Zealand operations increased by approximately $8.3 million in the 2004 Nine Months and $3.3 million for the 2004 Quarter when compared to the same periods in 2003. For the Nine Month period, we experienced the effect of currency fluctuation which caused approximately $3.9 million of this increase in operating expenses. The remaining increase of roughly $4.4 million was the result of the variable costs such as film rental and payroll expenses that fluctuated in direct relation to the increases in revenue. The higher film rental percentage charged for several blockbuster films was a contributor to the increase. The increase in operating expenses at our Australian and New Zealand operations was offset by the reduction in domestic and Puerto Rico operating expenses of approximately $2.1 million for the 2004 Nine Months and $90,000 for the 2004 Quarter consistent with the decrease in cinema revenue as discussed above.

•	General and administrative expense decreased by $55,000 in the 2004 Quarter and increased by $192,000 in the 2004 Nine Months when compared to the same period in 2003. The increase in general and administration expenses in the 2004 Nine Months and 2004 Quarter was primarily attributed to increased legal fees relating principally to litigation (i) in the United States against certain of our distributors and competitors, alleging violations of antitrust laws with respect to our Village East cinema in Manhattan and (ii) in Australia to collect on a promissory note owed to us by a former joint venture partner and to defend accusations by this former joint venture partners of breach on our part of our joint venture agreement. These actions are fully described in our 2003 Annual Report and under the caption “Litigation” in the September Report. To date, we have reached settlement with Disney, Dreamworks, and Loews with respect to our US antitrust litigation, and are currently in settlement discussions with several other defendants. The Australia case was tried during the third quarter, and is currently before the trial judge for decision. Currency effect on the cinema general and administrative expenses was negligible in the 2004 Quarter.

•	Because of the above, net income for the cinema segment for the 2004 Nine Months decreased $1.5 million, and in the 2004 Quarter, $34,000 when compared to the same period in 2003.

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

               We also own a four-auditorium theater complex, the Royal George in Chicago (main stage 452 seats, cabaret 199 seats, great room 100 seats and gallery 60 seats). We own the fee interest in each of these theaters.

               Live theater revenue increased approximately $13,000, or 1.2%, in the 2004 Quarter and decreased $469,000, or 13.7%, in the 2004 Nine Months when compared to the same period in 2003 primarily due to increased “dark time” (the period when the theater carries no production). The productions lost in the third and fourth quarters of 2003 were not replaced through most of the first quarter of 2004.

               Live theater operating expenses decreased $89,000, or 11.6% in the 2004 Quarter compared to the 2003 Quarter, and decreased $216,000 or 10.5% in the 2004 Nine Months compared to the 2003 Nine Months. This is consistent with the absence of replacement productions during the first quarter of 2004, as we have structured our live theater operations so as to minimize out-of-pocket costs during those periods when our theaters are dark.

               As a result, live theater net income increased $99,000 in the 2004 Quarter when compared to the same period in the 2003 Quarter, and decreased $259,000 for the comparable Nine Month period.

               Our live theater rental weeks for the 3rd Quarter of both 2004 and 2003 were 69. The 2004 Nine Months live theater rental weeks were 209 compared to 217 theater weeks rented in the 2003 Nine Months. The theaters are currently running the following shows:

•	Orpheum:	Stomp (ongoing)

•	Minetta Lane:	Cookin’ (opened February 2004)

•	Union Square:	Yeardley Smith; More (closed April 2004), Snowshow (Opened August 2004)

•	Royal George:	Main Stage – Bleacher Bums (opened April 2004, closed August 2004). So George Gershwin is Alone (opened September 2004)

•	Royal George:	Great Room – Late Nite Catechism (ongoing)

•	Royal George:	Gallery – B.S. (closed August 2004)

•	Royal George:	Cabaret – I Love You You’re Perfect, Now Change (ongoing)

Rental / Real Estate

               For the nine months ended September 30, 2004, our rental generating real estate holdings consisted of:

•	the Belmont, Perth ETRC, the Auburn, Sydney ETRC, the Waurn Ponds, the Geelong ETRC in Australia;

•	the Courtenay Central ETRC in Wellington and a pub property included among the assets acquired in the Movieland acquisition last quarter in New Zealand;

•	the ancillary retail and commercial tenants of two of our fee owned U.S live theater properties and certain of our US cinema properties;

•	an office building located in Glendale, California; and

•	certain domestic railroad related properties (held for sale).

               The Wellington ETRC is now approximately 84% leased (58% excluding the cinema space which is occupied by our own cinema). This lease up level reflects our determination to limit our leasing activity in the Wellington ETRC while we work on plans for the development of phase two of that project. The ancillary retail space at our Perth and Auburn ETRC’s is now approximately 72% leased.

               We own certain unimproved tracts of land which are currently either in various stages of development or held for sale, namely:

•	an approximately 50-acre property located in the Burwood area of Melbourne, Australia (currently in the zoning and planning stages for mixed use residential, retail, entertainment and commercial purposes);

•	an approximately three-acre property located in the Moonee Ponds area of Melbourne, Australia (currently in the planning stages for a mixed use development);

•	an approximately four-acre property located in the Newmarket area of Brisbane, Australia (land use permits have been obtained and we have entered into agreements for leases covering approximately 44,000 square feet of space with the two anchor tenants in our approximately 95,000 square foot mixed retail development) and an additional 12,500 square foot parcel has been acquired to allow addition of a complementary cinema element to the project. We are currently documenting the construction contract with our general contractor and the construction loan with our bank lender;

•	an approximately two-acre property located adjacent to the Auburn ETRC in the Auburn area of Sydney Australia (held for future development);

•	an approximately one acre property located adjacent to the Courtenay Central ETRC in Wellington, New Zealand (currently in negotiations with two anchor tenants with respect to development of an approximately 150,000 square foot retail/entertainment addition to existing Courtenay Central ETRC in downtown Wellington ); and

•	certain domestic railroad properties initially used in our historic railroad operations (held for sale).

               Revenue for the real estate/rental segment increased $840,000 in the 2004 Quarter and $2,535,000 for the 2004 Nine Months when compared to 2003. Rental revenue increased at our Australian and New Zealand ETRC’s due to higher occupancy rates, assisted by currency effects. In addition, we have recently completed renegotiation of the rents with our tenants at our Union Square property in Manhattan, which are anticipated to increase our rent revenue from that building by approximately $358,000, from $409,000 per annum to $768,000 per annum. This is in addition to our income from our live theater operation at the property.

               Depreciation expense for the real estate/rental segment increased $512,000 in the 2004 Quarter and $1.2 million in the 2004 Nine Months when compared to the 2003 Quarter and the 2003 Nine Months. The significant drivers of the increase were additional depreciation recorded on assets acquired after the second quarter of 2003, and currency.

               Net income for the real estate/rental segment was $159,000 for the 2004 Quarter compared to a net loss of $486,000 recorded in the same period of 2003. The increase in net income is primarily due to increased rentals at our Australian ETRC’s and the positive effect of currency fluctuation on net income. The increase in net income was somewhat offset by the increase in depreciation expense, due in part to depreciation on assets acquired subsequent to the 2003 Quarter and currency fluctuation. A similar rationale pertained to the 2004 Nine Month net income of $653,000 compared with a $1.1 million net loss in 2003.

Corporate

               General and administrative expense includes expense that is not directly attributable to other operating segments. The increase in expense was $420,000 in the 2004 Quarter when compared to the 2003 Quarter and $1.0 million in the 2004 Nine Months. The increase is primarily due to an increase in professional fees relating to the 2004 compliance work on the Sarbanes-Oxley Act of 2002, certain travel related expenses in 2004, and a one-time refund in 2003 of previously incurred legal expenses in Australia of approximately $500,000, which reduced general and administrative expenses for that period.

               Corporate other expense (income) is comprised of:

•	interest expense/income;

•	gain/loss on sale of assets;

•	equity income (loss);

•	gain recognized on foreign currency translation; and

•	other miscellaneous income and loss items.

               For the 2004 Quarter, other expense was $670,000 compared to other expense of $892,000 in the 2003 Quarter. The nine-month periods showed relatively flat income. Other expense decline for the quarter was primarily due to a $248,000 increase in equity earnings from the investment in joint ventures in the quarter.

Acquisitions

Australia

               The Anderson Cinema Circuit Acquisition:

               In July 2004, the Company closed a transaction with the principal stockholders of Australia-based Anderson Circuit cinemas to acquire their interest in that circuit. The Andersons had encountered financial difficulties, and substantially all of their cinema assets had been placed in the hands of a receiver by their bank lender. Ultimately, as the result of negotiations with the Andersons, certain other stockholders, landlords and the bank, we were able to acquire all but one of the cinemas comprising the Anderson circuit.

               As ownership of the various cinemas in the circuit was divided amongst a variety of entities and subject to the claims of a variety of creditors, the acquisitions were ultimately structured as the acquisition of (i) the shares of one company, which owns as its sole asset the 10-screen leasehold cinema at Epping (a suburb of

Melbourne), (ii) agreements to lease with respect to two leasehold cinemas currently under construction at Rhodes Peninsula (8 screens) (a suburb of Sydney) and West Lakes (7 screens) (a suburb of Adelaide), and (iii) three existing leasehold cinemas at Colac (1 screen), Melton (5 screens) and Sunbury (5 screens) (all suburbs of Melbourne). In total, the Company paid approximately $3.5 million (AUS$4.8 million) and assumed liabilities estimated at approximately $2.7 million (AUS$3.8 million) (excluding approximately $4.9 million (AUS$6.9 million) in connection with the fit-out of the Rhodes Peninsula and West Lakes cinemas). The Rhodes Peninsula and West Lakes cinemas are currently scheduled to open in the fourth quarter 2004.

               The Company continues to negotiate with the Andersons’ landlord and bank lender about the acquisition of the last cinema in the chain: a 10-screen cinema located in a suburban Melbourne shopping centre. However, while agreements have been reached pursuant to which we are providing certain administrative services to the bank with respect to that cinema, no agreement has been reached as to our ultimate acquisition of that cinema. That cinema currently continues to be operated by the bank’s receiver.

               The total acquisition costs of these cinemas, of $6.2 million (AUS$8.6 million), excluding the Rhodes and Westlake fit-outs, which are ongoing, have been met from our own funds in conjunction with an $3.4 million (AUS$4.7 million) drawdown on the newly signed $39.3 million (AUS$55.0 million) bank facility.

               The Newmarket Expansion Property Acquisition:

               We currently own an approximately four-acre property located in the Newmarket area of Brisbane, Australia, which we are developing as an approximately 95,000 square foot shopping centre. On July 1, 2004, we acquired an approximately 12,500 square foot parcel adjacent to that development site for $1.1 million (AUS$1.6 million). We anticipate that the addition of this property will allow the addition of a complementary cinema element to the project.

New Zealand

               The Movieland Circuit Acquisition:

               In August 2004, we closed a series of agreements which, together, provided for the acquisition of six existing New Zealand cinemas, representing 27 screens, and in the case of three of these cinemas, the fee interests underlying such cinemas. Also acquired were the plans and permits for the development of an additional two screens at each of two of the cinemas, for a potential increase of 4 additional screens. Also, one of the locations included a pub facility that is being rented to an unrelated third party tenant.

               The cinemas were acquired for an aggregate purchase price of $7.0 million (NZ$10.5 million), representing a multiple of approximately 5 times projected cash flow. The fee interests were acquired for an aggregate purchase price of $7.4 million (NZ$11.0 million), representing a capitalization rate of approximately 9%. The acquisitions are consistent with our plan to expand our cinema operations in Australia and New Zealand.

               Upon the closing of the acquisitions, we now own directly seven cinemas representing 37 screens and own indirectly through our Berkeley joint venture an additional four cinemas with 21 screens in New Zealand. As previously mentioned, two of the newly acquired cinemas have the capacity for 4 additional screens, and our Berkeley joint venture will open this December an additional 8-screen state-of-the-art multiplex in the Auckland area. Completion of these expansion screens and this additional cinema will increase our New Zealand screen count to 70 screens in twelve cinemas plus a 5-plex cinema managed by our Berkeley joint venture.

               The acquisition costs of these cinemas and fee interests amounting to $14.4 million (NZ$21.5 million) have been funded initially through a combination of $4.8 million (NZ$7.2 million) of working capital and $9.6 million (NZ$14.3 million) of a notes payable to the seller. $792,000 (NZ$1.2 million) of the notes payable is convertible to Reading International Class A Common Stock consisting of 98,949 shares at a conversion price of $8.00 per share (NZ$11.94) (using a US$ to NZ$ exchange ratio of $0.67). It is anticipated that the short-term portion of the seller’s notes of approximately $8.3 million (NZ$12.3 million) will be refinanced through drawdowns under the new banking facility currently being documented with our new bank lender in New Zealand. Pending completion of this documentation, periodic payments of interest and principal on this debt are being made out of working capital. However, it is anticipated that working capital used to fund principal payments will be recaptured from the bank facility on first drawdown. The balance (approximately NZ$0.8 million) is being funded by a purchase money promissory note, which carries interest at 5.5%, all principal and interest due and payable in February 2006. At September 30, 2004, approximately $4.8 million (NZ$7.2 million) of our working capital had been invested to fund these acquisitions. We have agreed with the sellers that, once they exercise their option to convert the portion of the seller’s notes to Reading International Stock Class A Common Stock, the sellers have the option to put to us the stock that they converted at $8.00 (NZ$11.94) at any time up to March 31, 2006.

United States

               The Cinemas 1, 2 & 3 Land Acquisition:

               On August 4, 2004, we entered into an agreement to purchase for $12 million the approximately 7,840 square-foot fee interest underlying our current leasehold estate in the Cinemas 1, 2 & 3 property located in Manhattan on 3rd Avenue between 58th Street and 59th Street. The ownership of the Cinemas 1, 2 & 3 property is currently divided into three ownerships: the fee interest (which we now have under contract to purchase), the ground lease and improvements (which are owned by Sutton Hill Capital LLC but which we, as described in our Annual Report on Form 10-K, have an option to purchase as a part of a pool of assets in 2010), and our current space lease which also runs until 2010. The Company is currently in negotiations with Sutton Capital to acquire immediately Sutton Capital’s ground lease interest in the property and its proprietary interest in the building and other improvements on the land, and has agreed in principal that, as a part of the transaction, Sutton Capital will be entitled to acquire at cost up to a 25% non-managing membership interest in the limited liability company that has been formed by the Company to take title to the property. These negotiations are ongoing, and any transaction will ultimately be subject to review and approval by the Conflicts Committee of the Company’s Board of Directors. In connection with these negotiations, the parties are also discussing an early acquisition of Sutton Capital’s interest in the Village East Cinema. Because we continue to work on financing of this property, we made an additional $200,000 down payment over the $600,000 initial installment on Oct 29, 2004 to extend our option to purchase the property through January 31, 2005.

               The Sutton Redevelopment Investment:

               On September 14, 2004, we acquired for $2.2 million a nonmanaging membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan. Our membership interest represents a 25% interest in the company, and was acquired by a capital contribution to the company equal to 25% of its total capital after taking into account the effect of our capital contribution.

Business Plan, Capital Resources and Liquidity

Business Plan

               Our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing, where reasonably available, on those opportunities where we can acquire either the fee interest underlying such operating assets, or long-term leases, which provide flexibility with respect to the usage of such leasehold estates. We are currently concentrating our acquisitions and development activities primarily in Australia and New Zealand, as we believe that there are currently better opportunities in these markets than domestically. Since the first of the year:

•	In Australia we have

•	entered into various agreements relating to the development of four new state-of-the-art cinemas aggregating 31 screens,

•	acquired four cinemas comprising and additional 22 screens, and

•	acquired a 12,000 square foot parcel adjacent to our Newmarket property with the intent of providing the additional land necessary for us to be able to construct a multiplex cinema as a part of our current shopping center development at that site;

•	In New Zealand

•	our Berkeley joint venture has acquired the management rights to a 5-screen cinema, while our Botany Downs joint venture (with the same joint venture partner as our Berkeley and Christchurch joint ventures) is currently in the process of constructing a new 8-screen cinema in a suburb of Auckland. Than new cinema is slated to open before the end of this year, and

•	we also purchased directly six cinemas comprising 27 screens, along with three associated fee interests. We anticipate that we will expand two of these cinemas by adding, in each case, an additional two screens.

               We intend to dispose of our interest in Puerto Rico, and have entered into a letter of intent with respect to such a disposition transaction. We continue to close under-performing cinema assets, or to sell those that have value as real estate significantly in excess of their value as cinemas.

Contractual Obligations

               The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and lease obligations at September 30, 2004 (in thousands):

	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$5,493	$22,502	$3,835	$2,612	$611	$34,230
Lease obligations	2,977	11,608	11,660	11,659	34,492	91,555
Interest on long-term debt	1,377	4,722	3,134	2,732	2,414	1,409
Other commitments	—	—	—	5,000	—	—

Total	$9,847	$38,832	$18,629	$22,003	$37,517	$127,194

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

Operating Activities

               Cash used in operating activities was $346,000 in the 2004 Nine Months compared to cash provided of $2,052,000 in the 2003 Nine Months. The change is primarily due to an increase in our receivables and prepaid expenses.

Investing Activities

               Cash used in investing activities during the first nine months of 2004 was $6.6 million compared to $2.0 million during the same period in 2003. The summary of the 2004 investing activities is as follows:

•	$18.1 million is related to acquisitions during the year which involves $14.3 million of acquisition costs, $460,000 from the net purchase and disposal of equipment, $1.1 million in real estate development costs, and $2.3 million of restricted cash. The acquisition costs are primarily related to the Anderson Circuit acquisition, including fit-outs, of $9.5 million (AUS$13.3 million) and to the Movieland Circuit acquisition of $4.8 million (NZ$7.2 million).

•	$2.4 million of joint venture costs including a $2.2 million investment in 205-209 East 57th Street Associates, LLC; offset by

•	$13.0 million receivable repayment of the Sutton Promissory Note; and

•	$943,000 million of distributions in joint ventures.

Financing Activities

               Cash used in financing activities was $6.9 million for the first nine months of 2004 compared to $2.2 million for the same period in 2003. The summary of the 2004 financing activities is as follows:

•	$3.3 million (AUS $4.7 million) relates to borrowing for our current period acquisition of the Anderson Circuit. $9.6 million (NZ$14.3 million) of non-cash related financing relates to the acquisition of the Movieland Circuit;

•	$9.6 million of payments on existing debt and obligations; and

•	$613,000 of minority interest distributions.

Summary

               Our cash position at December 31, 2003 was $21.7 million and our cash position at September 30, 2004 was $7.9 million. Substantially all of the difference of $13.8 million has been invested in the following acquisitions:

1.	Cash paid to execute the Anderson Circuit acquisition and to fit-out the Rhodes and Westlake cinemas included within that acquisition of $6.2 million (AUS$8.6 million);

2.	Costs to execute the Movieland Circuit acquisition of $4.8 million (NZ$7.2 million);

3.	Costs to complete the acquisition of the 12,000 square foot parcel adjacent to our Newmarket property of $1.1 million (AUS$1.6 million);

4.	Costs incurred since the beginning of the year with respect to the development of our Newmarket, Burwood and Moonee Ponds properties of $1.4 million (AUS$1.9 million);

5.	Deposits made in connection with our agreement to purchase the Cinemas 1, 2, and 3 property of $600,000; and

6.	We have incurred costs aggregating $1.7 million, in connection with the prosecution of our US antitrust litigation and our Australian joint venture litigation.

               We believe that we have, or will have, sufficient borrowing capacity under our new Australian bank loan facilities and our new New Zealand bank loan facility to recoup substantially all of the working capital that we have invested in Australia and New Zealand this year, if we so choose.

               We have put into place several measures that are expected to have or have already had a positive effect on our overall liquidity, including:

•	In August, we entered into a new corporate facility of $39.3 million (AUS$55.0 million) for our Australian operations that expires on January 1, 2009 and provides for interest-only payments until June 30, 2006.

•	We are currently in the documentation stage of a new corporate facility of $33.5 million (NZ$50.0 million) for our New Zealand operations that would expire five years after initial drawdown (which has not yet occurred) and would provide for interest-only payments for the first 24 months from initial drawdown.

•	We are currently in the documentation stage of a $23.3 million (AUS$32.7 million) construction/term loan facility that would expire on January 1, 2009 and would be interest-only throughout its term, to fund the development of our shopping center at Newmarket in Queensland, Australia.

•	In January 2004, we concluded the consolidation of our worldwide insurance coverage at an anticipated saving of approximately $500,000 annually in insurance costs.

•	As more fully described in the 2003 Annual Report, on October 22, 2003 we finalized the sale of our Sutton Property located in Manhattan. Since we previously held the Sutton Property pursuant to a master operating lease with option to purchase, we expect the net economic effect of the sale will be to reduce our annual net expense by approximately $1.2 million after the first anniversary year of the sale. In the 2004 Nine Months, we realized savings of approximately $506,000.

•	In the first quarter of 2003, as part of our ongoing drive to reduce general and administrative expense and notwithstanding our commitment to sell our Puerto Rico circuit, we consolidated our Puerto Rican administrative support function into our corporate office in Los Angeles, California. This consolidation has resulted in an annual reduction to our general and administrative expense of approximately $170,000.

               Potential uses for funds during 2004 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	the payment of tenant improvement incentives to lessees in Australia and the US; and

•	equity funding for several new developments in Australia and New Zealand.

               Based upon the current levels of the consolidated operations, anticipated cost savings and future growth, we believe our cash flow from operations, together with both the existing and anticipated lines-of-credit and other sources of liquidity (including future potential asset sales) will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures and other operating needs. There can be no assurance, however, that the business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. Future operating performance and our ability to service or refinance existing indebtedness will be subject to future economic conditions and to financial and other factors, such as access to first-run films, many of which are beyond our control. If our cash flow from operations and/or proceeds from anticipated borrowings should prove to be insufficient to meet our funding needs, our current intention is either:

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

               Our exposure to interest rate risk arises out of our long-term debt obligations. Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a fixed rate into a variable rate and vice versa. Our internal procedures allow us to enter into derivative contracts on certain borrowing transactions to achieve this goal; however, to date, no such contracts had been utilized. Under our existing and currently being documented Australian credit agreements, we are required to hedge 50% of our variable rate borrowing into a fixed rate.

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

               Where we are the plaintiffs, we expense all legal fees on an on-going basis and make no provision for any potential settlement amounts until received. In Australia, the prevailing party is entitled to recover its attorneys fees, which typically works out to be approximately 60% of the amounts actually spent where first class legal counsel is engaged at customary rates. Where we are a plaintiff, we have likewise made no provision for the liability for such attorneys in the event we were determined not to be the prevailing party. In our Whitehorse litigation, our claim is based on a promissory note which provides for attorneys fees on a client/solicitor basis. In such cases, the court will, generally speaking, award 100% of the prevailing party’s attorneys’ fees.

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

               These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

•	loss of market share or decline in margins through aggressive competition in the exhibition market;

•	results of litigation such as our current antitrust litigation in New York;

•	developments in the home entertainment market, such as the development of new and improved audio and video technology and software delivery systems;

•	quality and quantity of film releases and availability of film;

•	demand for retail space;

•	construction costs and timeliness of development projects;

•	fluctuations in foreign exchange rates and interest rates;

•	global, economic and political conditions;

•	unanticipated reductions in cash flow and difficulty in sales of assets;

•	the finalization of new credit lines;

•	rates of inflation; and

•	government regulation.

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

               At September 30, 2004, approximately 49% and 22% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including $3.3 million (AUS$$4.6 million)and $1.0 million (NZ $1.5 million) respectively in cash and cash equivalents. At December 31, 2003, approximately 46% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $13.4 million (AUS$18.8 million) and $2.3 million (NZ$3.4 million), respectively in cash and cash equivalents.

               Our policy in Australia and New Zealand is to match revenue and expenses, whenever possible, in local currencies. As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies. Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense. The resulting natural operating hedge has led to a somewhat negligible foreign currency effect on our losses.

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

               Commencing in 2002, we also began recognizing unrealized foreign currency translation gains or losses that could materially affect our financial position. For the nine months ended September 30, 2004 and for the year ended December 31, 2003, we have recorded a cumulative unrealized foreign currency translation gain of approximately $26,152,000 and $31,160,000, respectively.

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

Item 3A – Quantitative and Qualitative Disclosure about Interest Risk

               The majority of our Australian and New Zealand bank loans have variable rates. A change of approximately 1% in the short-term interest rate would have resulted in an increase or decrease of approximately $109,000 in our interest expense for the three months ended September 30, 2004.

               During the third quarter of 2004, we signed a new loan agreement extending our credit facility to $39.3 million (AUS$55.0 million) in Australia. The entire credit facility was originally priced at a variable rate based on BBSY plus 1%. As of September 30, 2004, we entered into an interest-rate swap agreement to swap $10 million (AUS$14,000,000) of the credit facility from the variable rate to a fixed rate of 6.88% with an agreement termination date of December 31, 2008. The existing interest rate swap agreement for $10.7 million (AUS$15.0 million) is still in effect; that converts our variable rate loan to a fixed rate of 5.575% with an agreement termination date of December 31, 2008.

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

               The Company carried out an evaluation, as of the end of the quarterly period covered by the September Report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

               There have been no significant changes that occurred during the quarter covered by this report in the Company’s Internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2 – Change in Securities

     Not applicable.

Item 3 – Defaults upon Senior Securities

     Not applicable.

Item 4 – Submission of Matters to a Vote of Securities Holders

     None.

Item 5 – Other Information

     Not applicable.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

August 9, 2004, under items 7 and 12: Reading issued a press release announcing consolidated financial results for the second quarter ended June 30, 2004.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: November 8, 2004		/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date: November 8, 2004	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer