Form 10-K
period 2004-12-31
READING INTERNATIONAL INC
filed 2005-03-25
CIK 716634

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2004

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
None
      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 25, 2004, there were 20,452,733 shares of Class A Non-voting Common Stock, par value $0.01 per share and 1,545,506 shares of Class B Voting Common Stock, par value $0.01 per share, outstanding. The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $110,322,000 as of March 25, 2004.
DOCUMENTS INCORPORATED BY REFERENCE
None.

READING INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2004

PART I

Item 1 —	Our Business
General Description of Our Business
      Reading International, Inc., a Nevada corporation (“RII” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999 as Citadel Holding Corporation (“CDL”), and was renamed Reading following our consolidation on December 31, 2001 (the “Consolidation”) of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”) and CDL. CDL was the corporate successor to Citadel Holding Corporation, a Delaware corporation, which was incorporated in 1983.
      Our businesses consist primarily of:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, New Zealand and Puerto Rico; and

•	the development, ownership and operation of retail and commercial real estate in Australia, New Zealand and the United States, including entertainment-themed retail centers (“ETRC”) in Australia and New Zealand and live theater assets in Manhattan and Chicago in the United States.
      We consider ourselves to be essentially a cinema exhibition operating company with a strong real estate emphasis. Currently, we have;

•	interests in 47 cinemas comprising some 319 screens;

•	assets with a book value of approximately $230,227,000; and

•	stockholders’ equity of approximately $102,010,000.
      Calculated based on book value, nearly 70% of our assets, or approximately $161,006,000, represents real estate, improvements to real estate and equipment. Calculated based on book value, nearly 73% of our assets, or approximately $168,361,000, represents assets located in Australia and New Zealand, including undeveloped land carried on our books at approximately $27,346,000. While we currently intend to maintain our cinema exhibition focus, the markets in which we operate are becoming increasingly built out, and it is likely that we will, in the years ahead, devote an increasing percentage of our efforts and capital to the development, ownership and operation of commercial real estate. Also, while we typically acquire and develop, or redevelop, real estate for our own portfolio, and with an intention to hold for the long term, we also try to be opportunistic and will sell real estate when we believe that the value offered for that real estate is materially in excess of the value of such property to us.
      In keeping with our real estate emphasis, in 2004 we retained Wayne Smith, the former head of real estate for Hoyts (an international cinema exhibition company), to head up our overall Australian and New Zealand operations, and brought in Ian Sands, the former chief executive officer of Village Roadshow Distribution, and prior to that, Village Cinemas (also an international cinema exhibition company) to specifically oversee our cinema operations in these two countries. Historically, our Australia and New Zealand operations were headed up by an executive from the cinema exhibition side of the business.
      We operate on four basic and rather simple premises:

•	First, notwithstanding the enormous advances that have been made in home entertainment technology, we are essentially social beings, and will continue to want to go beyond the home for our entertainment.

•	Second, cinemas can be used as anchors for larger retail developments, and our involvement in the cinema business can give us an advantage over other real estate developers or redevelopers who must identify and negotiate with third party anchor tenants.

•	Third, pure cinema operators can get themselves into financial difficulty as demands upon them to produce earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites. We do not feel pressure to build cinemas for the sake of simply adding on units, and intend to focus our cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us.

•	Fourth, we are never afraid to convert a cinema to another use, if that is a higher and better use of our property, or to sell individual assets, if we are presented with an attractive opportunity.

      Our current cinema assets are described in the following chart:

	Wholly Owned	Consolidated(1)	Unconsolidated(2)	Managed(3)	Totals

Australia	15 cinemas	3 cinemas	1 cinema(4)	None	19 cinemas
	112 screens	16 screens	16 screens		144 screens
New Zealand	7 cinemas	None	5 cinemas(5)	1 cinema(6)	13 cinemas
	37 screens		29 screens	5 screens	71 screens
Puerto Rico	6 cinemas	None	None	None	6 cinemas
	48 screens				48 screens
United States	6 cinemas	1 cinema(7)	None	2 cinemas	9 cinemas
	41 screens	6 screens		9 screens	56 screens
TOTALS	34 cinemas	4 cinemas	6 cinemas	3 cinemas	47 cinemas
	238 screens	22 screens	45 screens	14 screens	319 screens

(1)	Cinemas owned and operated through majority owned subsidiaries.

(2)	Cinemas owned and operated through unconsolidated subsidiaries.

(3)	Cinemas in which we have no ownership interest, but which are operated by us under management agreements.

(4)	33.3% unincorporated joint venture interest.

(5)	50% unincorporated joint venture interests.

(6)	Managed through Berkeley Cinemas.

(7)	The Angelika Film Center and Café in Manhattan is owned by a limited liability company in which we own a 50% interest with right to manage.
      We currently own the fee interest in four of our Australian cinemas (28 screens), in four of our wholly owned New Zealand cinemas (24 screens) and in two of our New Zealand joint venture cinemas (9 screens). In addition, we are in escrow to purchase the fee interest underlying one of our cinemas in Manhattan (3 screens). Our non-cinema real estate holdings include approximately 349,000 square feet of developed retail, office and live theater space in Australia, New Zealand and the United States and approximately 2.6 million square feet of land held for development or currently under development located in various urban and suburban areas of Australia and New Zealand. Included among our domestic real estate holdings are the fee interests in three “off Broadway” style live theatres located in Manhattan (the Union Square, Orpheum and Minetta Lane), and a four stage “off Broadway” style theatre complex in Chicago (the Royal George).
      We anticipate that the major focus of our efforts in 2005 will be as follows:

•	the completion of construction of an approximately 100,000 square foot ETRC on our approximately 190,000 square foot parcel in Newmarket, a suburb of Brisbane, in Queensland, Australia;

•	the commencement of construction of an approximately 150,000 square foot retail and art cinema development as Phase II of our existing ETRC in Wellington, New Zealand;

•	the completion of planning for a mixed use ETRC/ residential development on our 124,754 square foot parcel in Moonee Ponds, a suburb of Melbourne, in Victoria, Australia;

•	the integration into our operations of the 14 cinemas (77 screens) added in 2004 and the addition this year of a new 8 screen cinema under the terms of an existing heads of agreement in an Australia; and

•	the completion of the initial master planning and entitlement process for the development of our 50-acre site in Burwood, a suburb of Melbourne, in Victoria, Australia as a mixed-use development, including entertainment, retail, office and residential components.
      We will also continue our efforts to either sell or to bring on a joint venture partner with respect to our Puerto Rican operations.
      During 2004, our principal accomplishments were as follows:

•	the acquisition of ten existing cinemas (49 screens) in Australia and New Zealand (including the fee interests underlying three of the New Zealand cinemas) and the opening of two new cinemas (15 screens) in Australia, one new cinema (8 screens) in New Zealand, and one new cinema (5 screens) in the United States. The newly opened New Zealand cinema is owned and operated by our Berkeley Cinemas joint venture;

•	the renegotiation of our credit facility in Australia to increase that facility from $21.4 million (AUS$30 million) to $39.3 million (AUS$55.0 million), and to add a new facility in the amount of $25.2 million (AUS$32.7 million) to provide construction finance for our Newmarket ETRC;

•	the replacement of our New Zealand credit facility with a new facility in the amount of $33.5 million (NZ$50 million) (an increase of approximately $12.6 million (NZ$18.7 million) over the facility that it replaced);

•	the exercise of our option to acquire, at developer’s cost, a 25% membership interest in the limited liability company formed to redevelop an approximately 100,000 square foot mixed use condominium project (“Place 57”) on which the Sutton Cinema was located, in Manhattan on 57th Street near its intersection with 3rd Avenue;

•	the execution of an agreement to acquire the fee interest underlying our Cinemas 1, 2 & 3 property located on 3rd Avenue in Manhattan; and

•	the negotiation with applicable governmental authorities of an accelerated program for the rezoning of our 50-acre Burwood site as part of an area designated as a “major activity center” by the Victorian Government. Our Burwood site is the largest undeveloped parcel of land in the “major activity center” and the largest undeveloped parcel of land in any “major activity center” in Victoria, Australia. Approximately 430,000 people live within five miles of the site, which is well served by both public transit and surface streets. We estimate that approximately 70,000 people pass by the site each day. It is currently anticipated that the site will be developed as a mixed use project with entertainment, retail and residential components.
      During the first quarter of 2005, we entered into a purchase and sale agreement providing for the sale of our office building in Glendale, California for $21 million. That facility is currently subject to a first mortgage in the amount of approximately $10.2 million. It is our intention to complete a “1031 exchange” of the Glendale Property for the fee, ground lease estate and building comprising the Cinemas 1, 2 & 3 property. We are currently only a space tenant in the Cinemas 1, 2 & 3 property, although we do have an option to acquire the building and ground lease estate elements of that property at the end of our current lease term in 2010. Therefore in order to complete the “1031 exchange” we would need to advance our acquisition of the building and ground lease estate elements of the property. We believe that the Glendale Building is fully priced, and that there is greater profit potential for our Company in consolidating our interest in our Cinemas 1, 2 & 3 property in Manhattan. The Glendale Building is our only non-entertainment based property in the United States, other than those properties in Pennsylvania and Delaware associated with our historic railroad operations.
      Although a large proportion of our assets are in Australia and New Zealand, we typically do not engage in currency hedging transactions. We believe that a number of natural hedges occur in our business, since film rent is typically negotiated as a percentage of gross box office, and since we pay rent and wages, and purchase our concession items in local currencies. To date, we have made it a practice to finance our real estate development activities through local currency borrowings and cash flow and have not invested US dollars in Australia or New Zealand since 2001.
      We are a relatively recent entrant into the cinema exhibition business, acquiring our first cinemas in 1994, and have faced intense competition in a variety of markets. In Australia, Puerto Rico and the United States, we have filed anti-trust or trade practice litigation in order to protect our interests. Over the past three years, we have incurred costs relating to these suits of approximately $1.9 million, $1.2 million and $421,000, respectively. Our anti-trust and trade practice litigation in Australia was settled in 2003 on what we believe to have been favorable terms. We booked $2,259,000 of income and the recovery of approximately $518,000 in legal fees with respect to the settlement. Our antitrust and tortuous interference litigation in the United States has resulted in settlements with Disney, DreamWorks, Fox, MGM, Universal and Loews, while we continue to pursue claims against Columbia, Paramount and Regal. Our antitrust and tortuous interference litigation in Puerto Rico is still in the early stages of discovery. While it is obviously very difficult to predict the results or cost of litigation, we are optimistic that we have in fact resolved our competition problems in Australia, and that the settlements reached to date in the US action will materially improve our access to film at the cinema that is the subject matter of that litigation. The litigation in Puerto Rico moves slowly.
      Our Class A Nonvoting Common Stock (“Class A Stock”) and Class B Voting Common Stock (“Class B Stock”) are listed for trading on the American Stock Exchange under the symbols RDI and RDI.B. Our principal executive offices are located at 550 South Hope Street, Suite 1825, Los Angeles, California 90071; however, we are scheduled to relocate our headquarters to 500 Citadel Drive, Suite D-300, City of Commerce, California 90040 during the second quarter of this year. Our general telephone number is (213) 235-2240.
The Background of Our Company and Recent Material Transactions
General
      Our Company, as it now exists, was established when we consolidated three companies, RDGE, CRG and CDL at the end of 2001. Prior to the Consolidation, these companies were separate publicly traded companies but had substantial overlap of stock ownership, management and control. Now we are organized as a single consolidated group under the name Reading International, Inc.
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
      CDL was originally incorporated in 1999 as a Nevada corporation. This Nevada corporation was the successor of Citadel Holding Corporation, a Delaware corporation originally formed in 1983 (“CHC-Delaware”). In January 2000, CHC Delaware reincorporated under the laws of the state of Nevada and emerged as CDL. Incident to the reincorporation, CDL common stock was reclassified into 5,335,939 shares of Class A Stock, par value $0.01 per share and 1,333,985 shares of Class B Stock, par value $0.01 per share. On September 20, 2000, CDL issued 2,622,466 shares of Class A Stock and 655,616 shares of Class B Stock to acquire through a subsidiary merger, the assets and business of Off Broadway Investments (“OBI”), Inc. Following the merger, OBI was renamed Liberty Theaters, Inc (“Liberty Theaters”). At that time, Liberty Theaters was the operator of the three Manhattan live theaters that we now own, and held the fee interests in two of those live theaters.
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
      As of December 31, 2004, we had outstanding 20,452,733 shares of our Class A Nonvoting Common Stock and 1,545,506 shares of our Class B Voting Common Stock. As of this same date, Mr. James J. Cotter was our controlling stockholder, with beneficial ownership of 1,161,388 shares of our Class B Voting Common Stock, representing approximately 75.2 percent of such shares. While we have from time to time exchanged, at the request of individual shareholders, shares of our Class B Voting Common Stock held by such stockholders for our Class A Non-Voting Common Stock, we have not repurchased any of our outstanding common stock since the Consolidation. During 2004, we issued 98,949 shares at $8.00 (NZ$11.94) per share in connection with our acquisition of six cinemas in New Zealand. The holder of those shares has the right to sell such shares back to us at NZ$11.94 per share at any time during January 2006. During 2004, at the request of three of our stockholders, we exchanged 486,908 shares of our Class B Voting Common Stock held by such holders for a like number of shares of our Class A Non-Voting Common Stock.
Historic Citadel Activities
      CDL was originally formed as a savings and loan holding company for Fidelity Federal Bank, FSB (“Fidelity”). In 1994, CDL sold its interest in Fidelity and was thereafter principally in the real estate business, owning and operating commercial real estate and providing real estate advisory services to its affiliate, Old Reading. In 1997, CDL acquired an interest in a California citrus farm known as the Big 4 Ranch, and in 1998 acquired an interest in a Southern California based medical device manufacturer, Gish Biomedical, Inc. (“Gish”).
      In 2000, CDL entered the cinema exhibition and live theater business by taking advantage of opportunities for investment in these industries in the United States that, although attractive, had not been practically available to Old Reading due to capital constraints. Old Reading has been in the cinema exhibition business since 1994 when it acquired Angelika Film Center in Manhattan. In 2002, following the Consolidation, we divested our interest in the Big 4 Ranch and in 2003, liquidated our interest in Gish. These historic CDL operations are discussed in greater detail below under the heading Certain Historic Investments and Businesses.
Development of Our Cinema and Entertainment-Themed Retail Center (ETRC) Development Activities
      Prior to 1976, Old Reading was principally in the transportation business, owning and operating the Reading Railroad. Following the disposition of substantially all rolling stock and active rail lines in 1976, Old Reading pursued a number of endeavors including the development of some of its historic railroad properties. Since 1976, Old Reading and its successor companies have steadily reduced its railroad real estate holdings. However, we still own certain rights of way and other properties in Pennsylvania and Delaware, previously used in our historic railroad activities.
      In 1993, following the sale of our last major railroad real estate asset — the historic Reading Terminal Headhouse in downtown Philadelphia — Old Reading entered the real estate based segment of the entertainment industry. Since that date, we have:

•	developed a chain of multiplex cinemas in Australia and New Zealand operating principally under the “Reading” name and featuring primarily conventional film product;

•	developed a chain of principally art and urban cinemas including the Angelika Film Center & Café complexes in Manhattan and in Dallas, Houston and Plano, Texas;

•	acquired and expanded a chain of multiplex cinemas in Puerto Rico featuring conventional film product (“CineVista”); and

•	acquired seven “off Broadway” style live theaters, located in four fee owned complexes, three in Manhattan and one in Chicago.

      In Australia and New Zealand, we are also in the business of developing ETRC’s. ETRC’s typically consist of a multiplex cinema, complementary restaurant and retail uses, and convenient parking, all located on land owned or controlled by us. We opened the cinema portion of our first ETRC in Perth in December 1999, and the cinema portion of our second and substantially larger ETRC in Auburn (a suburb of Sydney) in September 2000. A third complex was opened in Wellington, the capital of New Zealand, in March 2002. These three ETRC’s have in the aggregate, approximately 116,000 square feet of restaurant and retail space (in addition to their respective cinema components). The Wellington ETRC also includes a nine level, 1,086-space parking garage, which serves as an independent source of revenue, providing parking to neighboring businesses and the Te Papa Museum.
      We began construction of our fourth ETRC, located in Newmarket (a suburb of Brisbane), in the fourth quarter of 2004. We are currently in the planning stages for mixed use projects (in each case involving a significant cinema component) at our sites in Moonee Ponds (a suburb of Melbourne), and Burwood (also a suburb of Melbourne), and for the Phase II development of our existing ETRC in Wellington, New Zealand. In addition, we have an additional 95,530 square feet of open land at Auburn (a suburb of Sydney), available for expansion of our existing ETRC operation there.
      Our 50-acre Burwood site is currently in the master planning and land entitlement process, having been designated last year as a “major activity center” by the Victoria State Government. Major activity center designation gives property owners and local governmental authorities considerable flexibility with respect to the scope and extent of the potential uses of properties receiving such designation. We regard this designation as a very positive development, and believe our development options with respect to the property have been significantly enhanced. We are currently pursuing a mixed use development plan for the site which will include entertainment, retail, office, hotel and residential components.
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
      Although we prefer to own the land underlying our cinemas, in recent periods most of the more attractive opportunities presented to us have been in leased facilities. Also, the use of leased facilities has allowed us to grow more quickly and to stretch our capital further than if we had limited ourselves to situations where fee ownership was available. Consequently, a substantial majority of our screens are now located in leased facilities. Currently 30 of our 38 wholly owned or consolidated cinemas (representing 208 screens) are located in leased facilities, as compared to only 8 cinemas (representing 52 screens) located in properties where we own the fee interest. Our Berkeley Cinemas joint ventures in New Zealand own the fee interest in two of their five cinemas (representing 9 screens).
Our Decision to Move out of Puerto Rico
      We currently intend to focus our future cinema exhibition activities in Australia, New Zealand and the U.S., and to exit the Puerto Rico market when the right opportunity presents itself. Our decision has been made in large part due to the lack of opportunity and to the competitive situation in Puerto Rico, where one competitor has acquired a greater than 81% market share of the cinema exhibition business and continues to build in what we believe to be an already overbuilt market. We have sought relief in the Puerto Rican courts alleging violation of applicable antitrust laws and we are advised that the Puerto Rican Justice Department has commenced an investigation into the competitive situation in the Puerto Rican film exhibition industry. However, the pace of antitrust litigation in Puerto Rico moves so slowly and we will, in all probability, not receive assistance within a time frame that would justify our continued investment in Puerto Rico.
      Even if we are successful in disposing of our Puerto Rico assets, we intend to pursue our antitrust litigation in an attempt to recoup some portion of the losses we have sustained in Puerto Rico. We can give no assurance that we will be successful in exiting the Puerto Rican market or that we will prevail in the course of our litigation.
      Puerto Rico is not a major component of our business from either an asset value or cash flow point of view. We currently carry our Puerto Rico assets on our books at approximately $1,988,000. On a gross revenue basis, Puerto Rico accounted for approximately $12,932,000 or 12.6 percent of gross revenues for 2004. Puerto Rico required approximately $214,000 in cash to sustain its operations in 2004.
Certain Historic Investments and Businesses
      We continue to wind up our historic railroad-related activities, including the sale or other disposal of our residual real estate interests. We currently own approximately 250 acres of land previously used in connection with our railroad-related activities, most of which is located in Delaware and Pennsylvania. Insofar as we are aware, this land is of marginal value. It is currently carried on our books at approximately $2,073,000.
      We also own a 95,752 square foot office building with an associated 378-space parking garage and a 50-space parking lot in Glendale, California (“the Glendale Building”). The Glendale Building was originally owned by Citadel and served as the executive headquarters for Fidelity, at the time Citadel owned Fidelity. The building is currently fully leased to Disney Enterprises, Inc. and to Fidelity’s corporate successor, Cal National Bank. The building is currently under contract to be sold for $21 million. While no assurances can be given, we currently intend to use the proceeds of that sale to acquire the fee interest, the ground lease interest and the building in which we rent space for our Cinemas 1, 2 & 3 on 3rd Avenue in Manhattan.
      In 1997, Citadel acquired a 40% general partnership interest in three agricultural partnerships (the “Agricultural Partnerships”), and an 80% membership interest in the farming company, Big 4 Farming, LLC (“Big 4 Farming”), which managed and farmed the properties owned by the Agricultural Partnerships. The Agricultural Partnerships owned approximately 1,600 acres of property in Kern County California, approximately 1,100 acres of which were improved with citrus orchards (“Big 4 Ranch”). Following the Consolidation, we decided to dispose of our interest in the Big 4 Ranch and to focus our investments on our cinema and real estate businesses. In July 2002, the Agricultural Partnerships reconveyed their interests in the Big 4 Ranch to the original owner of the ranch in consideration of the satisfaction of all liabilities under the purchase money mortgage encumbering the ranch.
      In 1998, Citadel acquired approximately 11.6% of the outstanding shares interest in a Southern California based medical device manufacturer, Gish Biomedical, Inc. (“Gish”). From time to time, Citadel purchased additional Gish shares. We began liquidating our investment in Gish in 2002 and as of April 30, 2003, we had completely divested our investment.
Our Focus Moving Forward
      We consider ourselves to be principally a cinema exhibition company with a strong focus on the development and holding of real estate assets. While we will expand our cinema operations where good value presents itself, we do not intend to chase deals or to grow for growth’s sake. In 2004, we acquired ten existing cinemas (including three fee interests), representing 49 screens, in Australia and New Zealand. In addition, we opened two new cinemas with 15 screens, in Australia and our Berkeley Cinemas joint venture opened one new cinema with 8 screens, in New Zealand. In addition, we added one cinema with 5 screens in the United States under a management contract arrangement. While no assurances can be given as to the future operations of these new cinemas, we underwrote the purchase of the ten existing cinemas in anticipation of a cash-on-cash return in excess of 20%. We underwrote the newly opened cinemas in anticipation of a cash-on-cash return in excess of 25%.

      We will continue to focus on our real estate. Currently, either directly or through joint venture interests, we own the fee interest in ten of our cinemas. We have long-term leases on another three cinemas that permit a change of use of the property. In addition, we own:

•	the fee interest in all of our live theater complexes (three of which are located in Manhattan and one of which is located in Chicago);

•	three in-fill suburban development sites in Australia (including a 50-acre parcel in suburban Melbourne);

•	additional land for development contiguous to our Auburn and Wellington ETRC’s (95,530 and 37,674-square feet, respectively);

•	a 95,752 square foot office building in Glendale, California (currently under contract to be sold); and

•	various miscellaneous land holdings related to our historic railroad activities, comprising over 400 acres.
      We are under contract to purchase the fee interest underlying our Cinemas 1, 2 & 3 in Manhattan for $12.2 million, and have exercised our option to purchase, at cost, a 25% membership interest in the limited liability company that is developing an approximately 100,000 square foot mixed use condominium project on 57th Street just below 3rd Avenue, known as Place 57. We have, in essence, a right of first refusal to convert our membership interest into the ownership of the retail component of that project.
      We believe that we can build stockholder value not only through the operation and controlled growth of our cinema businesses, but also through the appreciation of our real estate holdings and the sale or development of our properties as dictated by their best economic use. In 2003, we sold our interest in a four screen cinema in Manhattan to permit the redevelopment of that property. In 2004, we sold our interest in the Sutton Cinema, but, as mentioned in the preceding paragraph, are participating in the redevelopment of that property as the holder of a 25% membership interest in the limited liability company formed to develop the property. In the first quarter of 2005, we entered into a purchase and sale agreement to sell our Glendale Building, with the intent of reinvesting the proceeds of that sale in the real property underlying our Cinemas 1, 2 & 3 on 3rd Avenue in Manhattan in so called “Section 1031 Exchange.”
      We anticipate that a significant focus in 2005 will be the construction of an approximately 100,000-square ETRC on our Newmarket property, the finalization of plans for a 150,000-square foot expansion to our Wellington ETRC, the completion of a development plan for an ETRC on our Moonee Ponds property, and the completion of a master plan and rezoning for our Burwood property.
      Burwood will be a major project for us, and it is likely that master planning will take some period of time. It is, in our view, unlikely that material construction will take place at the site (other than demolition work) prior to 2006. Burwood was recently designated as a “major activity center” in Victoria, a designation that is intended to give government authorities and ourselves considerable flexibility in developing the property to a level of density that would not otherwise be available to us. We believe that this designation has significantly enhanced the economic value of our Burwood Property. At the present time there are 430,000 people resident within five miles of the site, and approximately 70,000 people pass by the site every day. The site is well serviced both by fixed rail public transit and by arterial surface streets.
Our Financing Structure and Sources
      We currently use a combination of lines of credit and fixed-rate first mortgage debt to finance our assets and operations. Typically, we have used local currency financing with respect to our international activities. We have sought to limit our exposure to specific assets, and generally have not provided parent company guarantees (other than guarantees secured solely by the securities of the borrower on the loan in question). As of December 31, 2004, the borrowings available to us are summarized as follows:

1. Domestic Based Borrowings:

•	$10,188,000 non-recourse fixed rate first mortgage loan secured by our Glendale office building.

•	$3,325,000 non-recourse fixed rate first mortgage loan secured by our Union Square property, located at 100 E. 17th Street, New York, New York.

•	$2,153,000 LIBOR based first mortgage loan secured by our Royal George Theater property, located in Chicago, Illinois.

2. Australian Based Borrowings:

•	$39.3 million (AUS$55.0 million) credit facility with the Bank of Western Australia, Ltd through our Australian subsidiary, Reading Entertainment, Australia Pty, Limited (the “Australia Credit Facility”). This credit facility replaces our prior facility with that lender in the amount of $21.4 million (AUS$30.0 million), expires on January 1, 2009 and provides for interest-only payments until June 30, 2006. Our Australian Corporate Credit Facility is secured by substantially all of our cinema assets in Australia, but has not been guaranteed by any company other than several of our wholly owned Australian subsidiaries. As of December 31, 2004, we have drawn down $24.9 million (AUS$32.3 million) on our Australian Corporate Credit Facility with an additional reduction of the overall facility of $1.9 million (AUS$2.7 million) for bank guarantees. At December 31, 2004, the variable interest rate on this credit facility was 6.48%. The credit facility includes a number of affirmative and negative covenants designed to protect the Bank’s security interests. The most restrictive covenant of the facility is a limitation on the total amount that we are able to drawdown based on the total assets that are securing the loan. Our Australian Corporate Credit Facility provides for floating interest rates based on the BBSY bid rate, but requires that not less than 50% of the loan be swapped into fixed rate obligations. The facility allowed us to utilize the old swap that was in place for our previous facility, at 6.70%, through its term, and to swap up to 50% of the maximum credit facility immediately. As a result, at December 31, 2004, the floating rate portion at 6.48% was $3.7 million (AUS$4.8 million); the old swap at 6.70% was notionally $10.2 million (AUS$13.3 million); and the new swap, at 7.44% was notionally $10.9 million (AUS$14.3 million). The old swap fully expires on December 31, 2007, at which time the full swap amount will be held under the new swap, which expires on December 31, 2008. All interest rates above include a 1.00% interest rate margin.

•	$25.2 million (AUS$32.7 million) construction loan with the Bank of Western Australia, Ltd through our Australian subsidiary Newmarket Properties Pty, Ltd. (the “Newmarket Loan”). This loan is being used to finance the construction of our approximately 100,000 square foot shopping center, currently under construction in Newmarket, Queensland, Australia and is generally without recourse to our assets other than the Newmarket construction project and the various Australian based cinema assets which also secure our Australian Corporate Credit Facility. Our Newmarket Loan has not been guaranteed by any entity other than several of our Australian subsidiaries. The construction portion of our Newmarket Loan converts to a term loan on completion of the construction and is interest only during the construction period and for the remaining years of the term loan expiring on January 1, 2009. Our Newmarket Loan provides for floating rate interest and includes usual and customary affirmative and negative covenants designed to protect the bank’s security interest. The most restrictive covenant of the facility is a limitation on the total amount that we are able to drawdown based on the total assets that are securing the loan. Minimum debt service coverage and maximum leveraging ratio are the same as described above. While our

Newmarket Loan provides for a floating rate of interest, it requires not less than 75% of the loan to be swapped into fixed rate obligations. At December 31, 2004, the fixed rate portion under the interest rate swap was at 7.18%. The current swap continues until May 31, 2006. As of December 31, 2004, we had not as yet drawn down on the loan. All interest rates above include a 1.00% interest rate margin.

•	In accordance with SFAS No. 133, we marked our Australian interest rate swap instruments to market resulting in $91,000 (AUS$118,000) increase to interest expense during 2004 and an $80,000 (AUS$106,000) decrease in interest expense in 2003.

           3.     New Zealand Based Borrowings:

•	During 2004, we replaced our existing $20.9 million (NZ$31.3 million) credit facility with a $35.5 million (NZ$50.0 million) credit facility with Westpac Banking Corporation. The facility is secured by substantially all of our New Zealand assets, but has not been guaranteed by any entity other than several of our New Zealand subsidiaries. The facility expires on November 23, 2009 and provides for payment of interest only through November 23, 2006. The credit facility has been fully drawn in order to repay the replaced facility and to finance our previously disclosed acquisition of six cinemas (27 screens) and three underlying fee interests in New Zealand. The facility includes various affirmative and negative covenants designed to protect the bank’s security, limits capital expenditures and the repatriation of funds out of New Zealand without the approval of the bank. The most restrictive covenant of the facility is the restriction of transferring funds from subsidiary to parent. Interest on the facility is a floating rate. At December 31, 2004 that rate was 8.25% (which includes a 1.45% interest rate margin) and the amount outstanding was $35.5 million (NZ$50.0 million).

•	We are the 50% co-owners with Everard Entertainment Ltd of the assets comprising three unincorporated joint ventures in New Zealand, referred to in this annual report as the New Zealand JVs. We are 50% liable for three bank loans aggregating $10,685,000 (NZ$14,996,000) which are secured by a first mortgage over the land and building assets of the three joint ventures. However, as we do not consolidate the accounts of the NZ JVs, the bank loans discussed above are not reflected in the Consolidated Balance Sheet at December 31, 2004. These loans are without recourse to any assets other than our interests in these three joint ventures.

4. Other Borrowings:

In 2000, we entered into a transaction with a related party designed to give us (i) operating control, through an operating lease, of the City Cinemas theater chain in Manhattan, and (ii) the right to enjoy any appreciation in the underlying real estate assets, though a fixed price option to purchase these cinemas on an all or nothing basis in 2010. Two of the cinemas included in that chain — the Murray Hill Cinema and the Sutton Cinema — have now been sold for redevelopment, under terms that we believe preserve this basic structure and which will, if we exercise our purchase option, give us the future benefit of any appreciation realized in those assets during the time they were under our operation and control.

In July 2000, we acquired from Sutton Hill Capital, LLC (“SHC”) the Manhattan based City Cinemas circuit in a transaction structured as a 10 year operating lease (the “City Cinemas Operating Lease”) with options either to extend the lease for an additional 10 year term or, alternatively, to purchase the improvements and certain of the real estate assets underlying that lease (the “City Cinemas Purchase Option”). We paid an option fee of $5,000,000, which will be applied against the purchase price if we elected to exercise the City Cinemas Purchase Option. The aggregate exercise price of the City Cinemas Purchase Option was originally $48,000,000, and rent was calculated to provide an 8.25% yield to SHC (subject to an annual modified cost of living adjustment) on the difference between the exercise price and the $5,000,000 option fee. Incident to that transaction, we agreed to lend to SHC (the “City Cinemas Standby Credit Facility”) up to $28,000,000, beginning in July 2007, all due and payable in December 2010 (the principal balance and accrued interest on any such loan was likewise to be applied against the option exercise price, in the event the option was exercised). The interest rate on the City Cinemas Standby Credit Facility was also fixed at 8.25%, subject to the same modified cost of living adjustment used to calculate rent under the City Cinemas Operating Lease.

We have no legal obligation to exercise either the option to extend the City Cinemas Operating Lease or the City Cinemas Purchase Option. However, our recourse against SHC on the City Cinemas Standby Credit Facility is limited to the assets of SHC which consist of, generally speaking, only the assets subject to the City Cinemas Purchase Option. In this annual report, we refer to the transaction memorialized by the City Cinemas Operating Lease, City Cinemas Purchase Option and City Cinemas Standby Credit Agreement as the City Cinemas Transaction. Because the City Cinemas Operating Lease is an operating lease and since the City Cinemas Standby Credit Facility was, in our view, adequately secured, no asset or liability was established on our balance sheet at the time of the City Cinemas Transaction other than the option fee, which has been deferred and is being amortized over the 10 year period of the lease.

SHC is indirectly owned by Messrs. James J. Cotter and Michael Forman. Mr. Cotter is our Chairman, Chief Executive Officer and controlling stockholder. Mr. Forman is a major holder of our Class A Stock. As the transaction was a related party transaction, it was reviewed and approved by a committee of our Board of Directors comprised entirely of independent directors.

Since we entered into the City Cinemas Transaction, two of the cinema properties involved in that transaction have been sold to third parties for redevelopment: the Murray Hill Cinema and the Sutton Cinema. These purchasers paid $10,000,000 and $18,000,000 respectively for these two properties, which included the cost of acquiring the fee interest in these properties held by Nationwide Theaters (an affiliate of SHC), the leasehold interest held by SHC, and our rights under the City Cinemas Operating Lease and the City Cinemas Purchase Option. Since we believed that a sale of these properties at these prices was more beneficial to us than continuing to operate them as cinemas, and since the original City Cinemas Transaction did not contemplate a piece-meal release of properties or give us the right to exercise our City Cinemas Purchase Option either (i) on a piece-meal basis or (ii) prior to July 2010, we worked with SHC to devise a transaction that would allow us to dispose of our collective interests in these properties while preserving the fundamental benefits of the transaction for ourselves and SHC. Included among the benefits to be preserved by SHC was the deferral of any capital gains tax with respect to the transfer of the remaining properties until 2010 and assurances that the various properties involved in the City Cinemas Transaction would only be acquired by us on an “all or none” basis. Included among the benefits to be preserved for us was the right to get the benefit of 100% of any appreciation in the properties underlying the City Cinemas Operating Lease between the date of that lease (July 2000) and the date any such properties were sold, provided that we ultimately exercised our purchase rights under the City Cinemas Purchase Option.

As a result of these negotiations and the sale of these two properties, our rent under the City Cinemas Operating Lease has been reduced by approximately $1,861,000 per annum, the exercise price of the City Cinemas Purchase Option has been reduced from $48,000,000 to $33,000,000, and our funding obligation under the City Cinemas Standby Line of Credit has been reduced from $28,000,000 to $13,000,000. In addition, we received in consideration of the release of our interest in the Murray Hill Cinema a cash payment of $500,000. In consideration of the transfer of our interest in the Sutton Cinema we received (i) a $13,000,000 purchase money promissory note (the Sutton Purchase Money Note”)

secured by a first mortgage on the Sutton Cinema property (the “Sutton Purchase Money Mortgage”), (ii) a right to acquire up to a 25% interest in the special purpose entity formed to redevelop the Sutton Cinema property for a prorated capital contribution (the “Sutton Reinvestment Option”) or to receive instead an in lieu fee of $650,000, and (iii) the right to operate the Sutton Cinema until such time as the Sutton Purchase Money Note was paid. The Sutton Purchase Money Note was due and payable on October 21, 2005, and carried interest for the first year at 3.85%, increasing in the second year to 8.25%. On September 14, 2004, the Sutton Purchase Money Note was prepaid in full and we exercised our Sutton Reinvestment Option.

In keeping with the “all or nothing” nature of our rights under the City Cinemas Purchase Option, we agreed to use the principal proceeds of the Sutton Purchase Money Promissory Note to fund a portion of our remaining $13.0 million obligation under the City Cinemas Standby Credit Facility. As of December 31, 2004, we have funded $8.0 million of this obligation. We anticipate that the remaining obligation will be fully funded by July 2007. We have also agreed that the principal amount of the City Cinemas Standby Credit Facility will be forgiven if we do not exercise our purchase rights under the City Cinemas Purchase Option. Accordingly, if we exercise our rights under the City Cinemas Purchase Option to purchase the remaining City Cinemas assets, we will be acquiring the remaining assets subject to the City Cinemas Operating Lease for an additional cash payment of $15,000,000, (offsetting against the current $33,000,000 exercise price, the previously paid $5,000,000 deposit and the $13,000,000 principal amount of the City Cinemas Standby Credit Facility) and will receive, in essence, the benefit of 100% of the appreciation in all of the properties initially subject to the City Cinemas Operating Lease between July 2000, and the date such properties were either disposed of or acquired by us pursuant to the City Cinemas Purchase Option. If we do not exercise our option to purchase, then the City Cinemas Credit Facility will be forgiven, and we will not get the benefit of such appreciation. The remaining properties consist of the Village East Cinema, which is located at the corner of 2nd Avenue and 11th Street in Manhattan, on a 27 year land lease, and the Cinemas 1, 2 & 3. It is located on 3rd Avenue between E. 59th and E. 60th Streets in Manhattan and likewise on a long term ground lease. We are currently under contract to purchase the Cinemas 1, 2, & 3 ground lease from another party for $12.2 million.

Since the Murray Hill Cinema sale transaction was structured as a release of our leasehold interest in the Murray Hill Cinema, we did not recognize any gain or loss for either book or tax purposes, other than the $500,000 in lieu fee, which was recognized as non-operating income. We likewise did not book any gain or loss on the disposition of the Sutton Cinema for book purposes. However, we did recognize gain in the amount of approximately $13,000,000 for state and federal tax purposes, which gain was offset against net operating losses. Notwithstanding this offset, we were still liable for alternative minimum tax on the transaction. That alternative minimum tax will, however, be offset against our future tax liabilities. In the event that we decide not to exercise our City Cinemas Purchase Option, we would at that time recognize a $13 million loss for tax purposes.

Following the release of our leasehold interest in the Murray Hill Cinema and disposition of the Sutton Cinema in 2003 we accelerated the amortization of the option fee in the City Cinemas Purchase Option agreement by $890,000. In addition, in October 2003 we recorded our loan commitment under the City Cinemas Standby Credit Facility as a payable in our long-term debt on the Consolidated Balance Sheet. As a result of having funded $8.0 million of this obligation during 2004, the remaining balance recorded as long-term debt is $5.0 million.

                     Each of the above modification transactions involved was reviewed by a committee of the independent directors of the Board of Directors with the assistance of outside counsel. In each case, the independent directors of the applicable committee have found the transaction to be fair and in the best interests of Reading and its public stockholders. The material documents memorializing these transactions with SHC have been previously filed as exhibits to this annual report.
                     Reflecting the disposition of the Murray Hill Cinema and the Sutton Cinema and the amendments to date with respect to the City Cinemas Transaction, we are currently paying SHC rent of $1,686,000 per year on a triple net basis. For the years ended December 31, 2004 and 2003, rent expense to SHC was $2,386,000 and $2,674,000, respectively. We have funded $8,000,000 of our remaining $13,000,000 obligation under the City Cinemas Standby Credit Facility (which currently earns interest at 8.98%, reduced our rent obligation under the City Cinemas Operating Lease to $1,686,000 per year for the Village East Cinema and the Cinemas 1, 2 & 3. Every $1,000,000 in increased funding under the City Cinemas Standby Credit Facility currently will result in an approximately $90,000 annual effective reduction in that rent obligation). We also have the option to purchase in July 2010 the remaining assets under the City Cinemas Operating Agreement (SHC’s long term leasehold interests in the Village East Cinema and the Cinemas 1, 2 & 3 in Manhattan and the improvements comprising these two cinemas) for an additional payment of $15,000,000 (plus whatever unfunded balance remains with respect to our funding obligation under the City Cinemas Standby Credit Facility).
      At December 31, 2004, we had assets valued for balance sheet purposes at approximately $230,227,000 and no indebtedness other than previously discussed. Our indebtedness, other than the obligation to pay rent under the City Cinemas Operating Lease and to make the loan under the related City Cinema Standby Credit Facility, is tied to specific assets or to specific groups of assets. Included in the book value of assets at December 31, 2004, were:

•	property and equipment with an aggregate book value of approximately $133,660,000; and

•	property held for development with an aggregate net book value of approximately $27,346,000.
      The combined net assets of our three New Zealand unincorporated joint ventures at December 31, 2004, which are not included in Reading’s Consolidated Balance Sheet, were approximately $16.0 million (NZ$22.4 million) including property and equipment valued for book purposes at $12.1 million (NZ$17.0 million).
A General Description of Our Business
      We are primarily engaged in:

•	the development, ownership and operation of multiplex cinemas in the U.S., Australia, New Zealand and Puerto Rico;

•	the development, ownership and operation of cinema-based ETRC’s in Australia and New Zealand; and

•	the development, ownership and operation of commercial real estate in the U.S., Australia and New Zealand as a business that has been historically ancillary to our cinema exhibition business.
      In the future, we intend to focus on cinema exhibition, ETRC development and management, and commercial real estate development and management in Australia and New Zealand and, to a lesser extent, on cinema exhibition and real estate in the United States. We intend to move out of the Puerto Rican cinema market, to the extent feasible.

      During 2004, we opened two new cinemas (15 screens) and acquired four existing cinemas (22 screens) in Australia. In New Zealand we acquired six existing cinemas (27 screens) and through one of our Berkeley Cinemas joint ventures, opened one new cinema (8 screens). In addition, one of our Berkeley Cinemas joint ventures entered into a management contract to manage one additional cinema (five screens). We currently anticipate opening an additional one cinema with 8 screens in Australia in 2005. By comparison, we opened only one new cinema in the United States (a five screen managed cinema) and no new cinemas in Puerto Rico during 2004 and do not currently anticipate opening or acquiring any additional cinemas in these countries during 2005.
      We anticipate that, from time to time, we will engage directly or indirectly in the development of properties initially acquired in connection with our cinema business, but which ultimately have greater value with alternative uses. To date, we have developed three cinema-based ETRC’s. We are currently working on the development of three more cinema based ETRCs at locations in Australia, and on the development of an approximately 150,000 square foot expansion of our Wellington, New Zealand ETRC.
      We currently own three undeveloped properties in the suburbs of Melbourne and Brisbane, acquired during 1996 and 1997 as possible cinema-based ETRC sites. Due to a variety of factors, the development of these sites has taken longer than we originally anticipated. However, all three of these sites are now moving forward. Construction has begun on our 190,000 square foot parcel in Newmarket (a suburb of Brisbane). We are in the master planning stage of the development of our 50-acre parcel in Burwood (a suburb of Melbourne) which was recently designated as a “major activity center” by the Victorian State Government. We are in the plan design phase for our 124,754 square foot site in Moonee Ponds (also a suburb of Melbourne).
      It is likely, given the level of cinema market saturation in Australia and New Zealand, that in the future an increasing amount of our time, energy and financial resources will be focused on the real estate aspects of our business.
Our Pacific Rim Cinema Operations (Australia and New Zealand)

General
      We currently own or operate 18 cinemas consisting of 128 screens in Australia, and seven cinemas with 37 screens in New Zealand. We also own 50% unincorporated joint venture interests in five cinemas, consisting of 29 screens, in New Zealand. During 2003, we acquired a 33% joint venture interest in an unincorporated 16-screen cinema in the Brisbane area of Australia.
      We commenced activities in Australia in mid-1995, conducting business in Australia through our wholly owned subsidiary, Reading Entertainment Australia Pty. Limited (“REA” and, collectively with its consolidated subsidiaries, “Reading Australia”).
      We commenced operations in New Zealand in 1997, conducting operations in New Zealand through our wholly owned affiliate, Reading New Zealand Limited (“RNZ” and collectively with its consolidated subsidiaries, “Reading New Zealand”).
      Our Australian and New Zealand cinemas derive approximately 74% and 75% of their revenues from box office receipts, respectively. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of state and local sales or service taxes. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by the exhibitor. Film distributors may advertise certain feature films and pay the cost of such advertising. Film rental costs average approximately 44% of box office revenues in Australia and 45% of box office revenues in New Zealand.
      Concession sales account for approximately 22% of our total revenues in Australia and New Zealand. Concession products primarily include popcorn, candy and soda; although certain of Reading’s Australia and New Zealand cinemas have licenses for the sale and consumption of alcoholic beverages. During 2004, we realized a gross margin on concession sales of approximately 77% and 67% in Australia and New Zealand, respectively.
      Screen advertising and other revenues contributed approximately 2% and 4% of our total 2004 and 2003 revenues in Australia and New Zealand. During 2002, Val Morgan, the largest purveyor of screen advertising in Australia, was near bankruptcy. Ultimately, the company was acquired by a group of our competitors (Village, Hoyts and Greater Union), and is now owned by Hoyts Cinemas. Although our screen advertising revenues remained relatively constant as a percentage of revenue in 2003 and 2002, as a result of Val Morgan’s financial distress, our film advertising revenues decreased in 2004. See Competition below. Other sources of revenue include theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

Entertainment-Themed Retail Center Development
      We are engaged through Reading Australia and Reading New Zealand in the development of ETRC’s that typically consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking on land that we own or control. In December 1999, we opened the cinema portion of our first ETRC in Australia. Located in Perth, the ETRC includes a 10-screen cinema and approximately 19,138 square feet of restaurant and retail space. We opened the multiplex cinema component of our second ETRC in September 2000. That ETRC, located in the Sydney suburb of Auburn, near the site of the Sydney Olympic Village, includes a 10-screen cinema, approximately 59,169 square feet of retail space and approximately 287,730 square feet of subterranean parking garage. The Auburn site also includes approximately 95,530 square feet of raw land, available for expansion of the ETRC. In March 2002, we opened our Wellington ETRC, comprised of a 10-screen cinema, approximately 37,383 square feet of restaurant and retail space and 1,086 parking spaces located in an adjacent nine level parking garage. The Wellington site also includes approximately 37,674 square feet of raw land, available for expansion of the ETRC. We are presently in the design phase of a plan to develop an additional 150,000 square feet or retail space (including a multiplex art cinema) on this land.

Our Ongoing Entertainment-Themed Retail Center Projects
      We are currently in the construction phase of our approximately 100,000 square foot ETRC located on our approximately 190,000 square foot site in Newmarket.
      We are working on the second phase of our Wellington ETRC, anticipated to consist of approximately 150,000 square feet of retail space and a multi-screen art and specialty cinema on land we currently own. Plans are being prepared, and conversations with potential tenants are ongoing. We are also in the planning stages of a proposed combination ETRC/ residential development for our 124,754 square foot Moonee Ponds site. We hope to complete the planning process for both of these projects during the course of this year.
      We are in the initial master planning and entitlement phase of our 50 acre Burwood project. It is currently anticipated that the project will include entertainment, retail, office and residential components. We hope to have completed the initial master planning and entitlement phase for the site before the end of this year.

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
      Five of our cinemas, consisting of 29 screens; in New Zealand are held in 50/50 unincorporated joint ventures with an experienced cinema owner and operator. Two of the joint venture cinemas are fee owned properties and three are leased. Since these joint ventures are unincorporated joint ventures, we own direct undivided interests in the fees or the leases, equipment and business comprising the joint ventures’ assets.
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

Certain Real Estate Development Risk Factors
      At the present time, our activities in Australia and New Zealand are in material part speculative real estate development activities. In each case other than the 50-acre Burwood site and the 190,000 square foot Newmarket site, we expect that we will be our own anchor tenant. Nevertheless, the success of our real estate business depends upon a number of variables and is subject to a number of risks, some of which are outside of our control. The Burwood site is sufficiently large that even though we intend to develop a modern multiplex cinema, it will only be one of several anchors for the overall project. Similarly, in the case of Newmarket, we have already contracted with a major grocery store operator and a major pub operator to serve as anchors for the project.
      The real estate variables and risks that we are likely to confront include, without limitation:

•	construction risks, such as weather, unknown and unknowable site conditions, and the availability and cost of materials and labor;

•	leasing risk with respect to ancillary space being constructed in connection with the ETRC — in certain cases such ancillary space constitutes a substantial portion of the net leasable area of a particular ETRC;

•	political risk, such as the possible change in midstream of existing zoning or development laws to accommodate competitive interests at Burwood; and

•	financing risks, such as interest rate risk, the risk of investing during times of currency exchange rate instability, and the difficulties of acquiring construction financing.
      In light of these risks, no assurances can be given that we will be able to accomplish our real estate business objectives in Australia and/or New Zealand. Furthermore, even if those objectives are eventually achieved the realization of our objectives may require a longer period of time and a greater level of developmental costs than we currently anticipate.

Management of Cinemas
      Our employees manage Reading Australia’s wholly owned and consolidated cinemas and Reading New Zealand’s wholly owned cinema. Our five New Zealand joint venture cinemas are operated by various joint ventures in which Reading New Zealand is a 50% joint venture partner. Our employees are actively involved in the management of these joint ventures, and provide the accounting, purchasing and accounts payable support for one of these joint ventures. The 16-screen Brisbane joint venture cinema is operated under the supervision of a management committee over which each of the joint ventures holds certain veto rights and is managed by Birch Carroll & Coyle.

Background Information Concerning Australia
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
      Internal trade is dominated by the two most populous states, New South Wales (mainly Sydney) and Victoria (mainly Melbourne). Together these two states account for a majority of all wholesale trade and a significant percentage of retail sales. At the present time, Australia’s principal trading partners are the United States and Japan.
      Australia does not restrict the flow of currency into the country from the U.S. or out of Australia to the United States. Also, subject to certain review procedures, U.S. companies are typically permitted to operate businesses and to own real estate. On July 1, 2000, Australia implemented a goods and services tax (“GST”) on all goods and services at a consistent rate of 10%. We do not believe that the GST has had a significant impact on our business.

Background Information Concerning New Zealand
      New Zealand is also a self-governing member of the Commonwealth of Nations. It is comprised of two large islands, and numerous small islands, with a total land area of approximately 104,500 square miles. The country has a population of approximately 4.0 million people, most of who are of European descent and the principal language is English. Wellington, with a population of approximately 350,000, is the capital and Auckland, with a population of approximately 1.2 million, is the largest city. Most of the population lives in urban areas.
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
      Like Australia, New Zealand has a largely ceremonial governor-general, appointed by the Queen of England. However, the executive branch is run by a prime minister- typically the leader of the majority party in Parliament — and appointed ministers (typically chosen from the members of Parliament). The Parliament is elected by universal adult suffrage using a mixed member proportional system. Under this system, each voter casts two votes at the federal level, one for a local representative and one for a party. Fifty percent of the

120 seats in Parliament are determined by the direct election of local representatives, and the remaining fifty percent are elected based upon the number of votes garnered by the parties. The Prime Minister and his cabinet serve so long as they retain the confidence of the Parliament.
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

Competition
      The film exhibition market in both Australia and New Zealand is highly concentrated and, in certain cases, vertically integrated. The principal exhibitors in Australia and New Zealand include a joint venture of Greater Union and Village Roadshow Limited (GUV) with approximately 454 screens; Village Roadshow Limited (“Village”) with approximately 95 screens in Australia and through a joint venture with Sky Casinos, 74 screens in New Zealand; Birch Carroll & Coyle (a subsidiary of Greater Union) with approximately 153 screens in Australia and Hoyts Cinemas (“Hoyts”) with approximately 356 screens in Australia and 44 screens in New Zealand. These figures understate in certain respects the degree of concentration in Australia and New Zealand. Typically, Village, Greater Union and Hoyts (the “Major Exhibitors”) own the newer multiplex and mega-plex cinemas, while the independent exhibitors typically have older and smaller cinemas. Accordingly, we believe it likely that the Major Exhibitors may control upwards of 75% of the total cinema box office in Australia and New Zealand. By comparison, we believe that our cinemas represent only approximately 6% of the total box office for Australia and only approximately 16% of the total box office for New Zealand (assuming that all of 10 existing cinemas we acquired in Australia and New Zealand during 2004 were owned by us for the entire year).
      The Major Exhibitors have over the past five years built a number of new multiplexes as joint venture partners or under shared facility arrangements, and have historically not engaged in head-to-head competition, except in the downtown areas of Sydney and Melbourne. In Sydney, the Major Exhibitors have entered into an agreement under which they share a redeveloped 17-screen cinema in the George Street entertainment district. In other markets, two or more of the Major Exhibitors have formed joint ventures to own and operate new multiplex cinemas. Accordingly, there are significant business interrelations between Australia’s three principal film exhibition companies.
      In 2003, we acquired a 33% unincorporated joint venture interest in an existing 16-screen cinema located in suburban Brisbane which is currently owned in principal part by Village and Birch Carroll & Coyle. This marks our first joint venture arrangement with any of the Major Exhibitors.

      Greater Union is the owner of Birch Carroll & Coyle. Generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by a joint venture comprised of Greater Union and Village. These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately $848 million (AUS$948.7 million) at June 30, 2004. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately $257.3 million (AUS$370.1 million) at June 30, 2004. Hoyts does not separately publish financial reports. Hoyts is currently owned 50% by Western Australia Newspapers and 50% by Publishing and Brand Costing, a company controlled by Mr. Kerry Packer. Mr. Packer is considered one of the wealthiest men in Australia with a net worth estimated at $5.0 billion (AUS$6.5 billion).
      The industry is also somewhat vertically integrated in that Roadshow Film Distributors which serves as a distributor of film in Australia and New Zealand for Warner Brothers and New Line Cinema. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors. Hoyts has also begun involvement in film production and distribution.
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
      In December 2002, the Major Exhibitors acquired Val Morgan, the principal lessee of screen advertising space in Australia and New Zealand. During 2003 and 2002, we received approximately $1,339,000 (AUS$1,681,000 and NZ$396,000) and $1,254,000 (AUS$1,942,000 and NZ$308,000) respectively from Val Morgan for screen advertising. Notwithstanding concerns expressed by us and other independent exhibitors to the Australian Consumer and Competition Commission (the “ACCC”) that such an arrangement would give the Major Exhibitors an unfair competitive advantage in the area of screen advertising, the ACCC ultimately approved the acquisition due to concerns that, but for the intervention of the Major Exhibitors, Val Morgan would fail. In 2004, Hoyts bought out the interests of Village and Greater Union in Val Morgan. Our contract with Val Morgan expired on July 1, 2003 and was renewed for Australia through September 2004 and has subsequently been renewed through September 2008. Our contract for New Zealand does not expire until March 2009. However, this New Zealand contract does not pertain to our Berkeley Cinemas or to the six cinemas we acquired from third parties in 2004. Under the terms approved by the ACCC, future net revenues are to be split 50/50 between Val Morgan and us for the advertising shown at our cinemas. However, we have no control over Val Morgan’s costs. In light of the fact that Val Morgan was unable to operate profitably under its prior contracts with exhibitors, we believe that future revenues from screen advertising will continue to decrease and may ultimately be materially less, than the screen advertising revenue realized in 2003 and 2002. In 2004, we received approximately $1,149,000 (AUS$1,084,000 and NZ$416,000). The impact of the decline in screen advertising revenues is being mitigated to a certain extent at our parent company level due to the strengthening of the Australian and New Zealand dollars compared to the U.S. dollar in recent periods and a partial year of screen advertising revenue generated at our Movieland cinemas.

Currency Risk
      Generally speaking, we do not engage in currency hedging. Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis. Other than the capitalization of existing debt from time to time, no funds have been contributed from our U.S. operations to our Australia or New Zealand operations since 2001. The book value, stated in U.S. dollars, of our net assets in Australia and New Zealand,

(assets less third party liabilities and without intercompany debt), at December 31, 2004 are as follows (dollars in thousands):

Net Assets

Reading Australia	$111,602,000
Reading New Zealand	56,759,000

$168,361,000

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
      At the present time, the Australian and New Zealand dollars are trading at the upper half of their historic 25-year range vis-à-vis the U.S. dollar. Set forth below is a chart of the exchange ratios between these three currencies over the past ten years:

Seasonality
      Major films are generally released to coincide with the school holiday periods, particularly the summer holidays. Accordingly, our Australian and New Zealand operations typically record greater revenues and earnings during the first half of the calendar year.

Employees
      Reading Australia has 29 full time executive and administrative employees and approximately 867 cinema and property employees. None of our Australia based employees are unionized. Reading New Zealand currently has approximately 375 cinema and property level employees. Our various New Zealand joint ventures have 5 full time executive and administrative employees and approximately 100 cinema employees.

On November 1, 2004, we entered into a collective agreement with the employees of our Courtenay Central complex which has an 18 month term. This agreement defines the terms of engagement of our employees and is consistent with other industry agreements. Notwithstanding the unionization effort in New Zealand, we believe our relations with our employees to be generally good.
Our Domestic Cinemas

General
      We currently operate 56 screens in nine cinemas in the United States (including two managed cinema with 9 screens). Our domestic cinema operations engage in the exhibition of mainstream general release film in our conventional cinemas, such as the Cinemas 1, 2 & 3, the Village East Theater and the East 86th Street Cinema in Manhattan and the Manville 12 in Manville, New Jersey. We also engage in the exhibition of art and specialty film at our art cinemas such as the Angelika Film Centers in Manhattan, Dallas, Houston and Plano. While we will consider acquisition and development opportunities in the United States, we are not currently actively seeking such opportunities, and have no plans to acquire or develop cinemas in 2005.
      All of our domestic cinemas are leased, other than the East 86th Street Cinema in Manhattan and the Plano Angelika which are operated pursuant to management contracts. Our Angelika cinema in Manhattan is owned by a limited liability company owned 50% by us and 50% by a subsidiary of National Auto Credit, but it is under our management. The Manville 12 is leased pursuant to a ground lease through April 2024 (with various renewal rights through 2049) which allows the property to be used, at our discretion, for other retail uses.
      In recent years, the domestic cinema exhibition industry has gone through major retrenchment and consolidation, creating considerable uncertainty as to the direction of the domestic film exhibition industry, and our role in that industry. Several major cinema exhibition companies have gone through bankruptcy over the past five years, or have been otherwise financially restructured. Regal Cinemas emerged from bankruptcy and combined with Edwards and United Artists (which also went through bankruptcy) to create a circuit that has now grown to 6,273 screens, in 558 cinemas. Loews was recapitalized and grown to a circuit of 2,176 screens in 200 cinemas. Landmark Theaters, the largest art and specialty film exhibitor in the United States, has also emerged from bankruptcy and is now owned by a private company controlled by Mark Cuban (an individual with a reported personal net worth of $1.3 billion.) These companies, having used bankruptcy to restructure their debt and to rid themselves of burdensome leases and in some cases to consolidate, are now much stronger competitors than they were just a few years ago.
      A significant number of older conventional screens have, as a result of this consolidation process, been taken out of the market. We estimate that the total domestic screen count has decreased from 37,396 in 2000 to 36,179 in 2004. Industry analysts project further consolidation in the industry, as players such as Cablevision seek to divest their domestic cinema exhibition assets. Accordingly, while we believe that recent developments may in some ways have aided the overall health of the domestic cinema exhibition industry, there remains considerable uncertainty as to the impact of this consolidation trend on us and our domestic cinema exhibition business, as we are forced to compete with these stronger and reinvigorated competitors and the significant market share commanded by these competitors.
      As discussed in greater detail below under the heading Competition, we commenced antitrust litigation last year against, among others, Regal, Loews, Columbia, Disney, Fox, MGM, Paramount and Universal, in an effort to stop Regal from, in essence, preventing the distribution defendants from providing first run film to our Village East cinema in Manhattan. Warner Bros, New Line and Miramax were not named as defendants, since they have continued to supply first run film to our cinema. A motion to dismiss brought by the defendants based on a claim that our complaint failed to state a cause of action, was rejected by the Federal District Court as to the principal counts of our complaint, and the litigation has moved into the discovery stage. This litigation has been and is likely to continue to be costly, and no assurances can be given that we will be successful in our claims. Also, in retaliation for bringing this lawsuit, Fox and Universal refused to supply our domestic cinemas following our commencement of litigation in 2003, until settlement was recently reached with those distributors. During 2003 and 2004, we incurred costs and expenses related to the litigation of $1,135,000 and $1,771,000 respectively. We have, however, now reached settlement with Disney, DreamWorks, Fox, MGM, Universal and Loews on terms that we believe to be beneficial to our Company. We are currently pursuing our claims against Regal, Columbia and Paramount.
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
      While no assurances can be given, it may be that the reorganization and restructuring of the domestic cinema exhibition market will produce opportunities for us to grow our art and specialty circuit by acquiring, on favorable terms, rights to operate cinemas no longer seen as suitable or competitive as conventional first run film venues, or for other reasons, no longer attractive to other exhibitors. However, the revitalization of Landmark with the acquisition of that company last year by Mark Cuban may present us with new hurdles and new challenges. Also, the owners of large modern multiplex cinemas are more and more seeking out the higher grossing art product to fill their screens, thus reducing the ability of older art specialty cinemas to attract such films. This can materially adversely affect the viability of these specialty theaters, since they often need these high grossing art and specialty films in order to survive. In any event, we do not intend to aggressively pursue domestic expansion opportunities simply to buy market share, and if attractive opportunities do not become available, we will continue to focus on the operation of our existing cinemas and the exploitation of the real estate elements underlying those cinemas.
      Our domestic cinemas derive approximately 62% of their revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of state and local sales or service taxes. Show times and features are placed in advertisements in local newspapers and Reading pays the costs of such advertisements. Film distributors may also advertise certain feature films and those costs are generally paid by distributors. Film rental expense represented approximately 40% of box office receipts for 2004.
      Concession sales account for approximately 17% of total revenues. Concession products primarily include popcorn, candy and soda, but Reading’s art cinemas typically offer a wider variety of concession offerings. Our Angelika cinemas in Manhattan, Dallas, Houston and Plano include café facilities, and the operations in Dallas, Houston and Plano are licensed to sell alcoholic beverages. Our domestic cinemas achieved a gross margin on concession sales of approximately 79% for 2004.
      Screen advertising and other revenues contribute approximately 4% of total revenues. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

Licensing/ Pricing
      Film product is available from a variety of sources ranging from the major film distributors such as Columbia, Disney, Buena Vista, DreamWorks, Fox, MGM, Warner Bros and Universal, to a variety of smaller independent film distributors such as Miramax. The major film distributors dominate the market for mainstream conventional films. Similarly, most art and specialty films come from the art and specialty divisions of these major distributors, such as Fox’s Searchlight and Disney’s Miramax. Generally speaking, film payment terms are based upon an agreed upon percentage of box office receipts. In 2004, however, our access to film was adversely affected by the decision by Fox, Fox Searchlight and Universal to not distribute film to us domestically during the pendency of our antitrust litigation against them. As our claims against them have now been settled, we are once again able to access their film product.
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
      Accordingly, competition for films can be intense, depending upon the number of cinemas in a particular market. Our ability to obtain top grossing first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens we can supply to distributors. Moreover, as a result of the dramatic and recent consolidation of screens into the hands of a few very large and powerful exhibitors such as Regal and Loews, these mega exhibition companies are in a position to offer distributors access to many more screens in major markets than can we. Accordingly, distributors may decide to give preferences to these mega exhibitors when it comes to licensing top grossing films, rather than deal with independents such as ourselves. The situation is different in Australia, New Zealand and Puerto Rico where typically every multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex.
      On March 18, 2003, we filed a complaint against Oaktree Capital Management LLC, Onex Corporation, Regal Entertainment Group, United Artists Theatre Company, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., the Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., DreamWorks LLC, Stephen Kaplan and Bruce Karsh in the United States District Court for the Southern District of New York. The suit alleges, among other things, violations by the defendants of various sections of the Sherman and Clayton Acts, (commonly referred to as the antitrust laws) and New York state law relating to their concerted efforts to deny first-run industry anticipated top grossing commercial films to plaintiff’s Village East Theatre. The complaint seeks, among other things, damages, an injunction barring the distributor defendants from refusing to license said films to the Village East Theatre and from granting licenses to said films to defendants Regal and Loews that prevent the Village East Theater from exhibiting said films simultaneously with defendants Regal’s and Loews’ theaters. The principal allegations of our complaint have been determined by the District Court to state a claim for relief, and the Defendant’s claims to the contrary have been rejected. We are now in the discovery stages. Costs to date, and going forward, have been substantial, but we intend to continue to aggressively pursue our claims. Naturally, no assurances can be given that we will be successful. We have now reached settlement terms with all defendants other than Regal, Columbia and Paramount.

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

Employees
      At December 31, 2004 we employed approximately 246 individuals to operate our domestic cinemas and to attend to our real property operations. On January 31, 2003, we renegotiated our collective bargaining agreement with the projectionist union with respect to our Manhattan cinemas and this agreement continues until January 31, 2006. Our principal executive and administrative offices are located in Los Angeles, California. Approximately 3 executives and 14 other employees are located at our executive offices in Los Angeles and Manhattan. We believe our relations with our employees to be good.
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
      CineVista derives approximately 67% of its revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of a 10% excise tax imposed by Puerto Rico. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by CineVista. Film distributors may supplementary advertise certain feature films with the costs generally paid by distributors. Film rental averaged approximately 45% of box office receipts for 2004.
      Concession sales account for approximately 27% of total revenues. Concession products primarily include popcorn, candy and soda. Screen advertising and other revenues contribute approximately 6% of total revenues. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

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
      During the last several years, Puerto Rico has undergone significant retail shopping center development. During this period, the number of multiplex theaters has increased substantially. Our principal competitor, Caribbean Cinemas, a privately owned company, has opened 14 complexes adding approximately 133 screens since the beginning of 1996, and is expected to continue to open theaters competitive with those of CineVista. These new screens have adversely affected our current operations. In some cases, these cinemas have been located within a few miles of our cinemas in Puerto Rico. Since 1994, this competitor’s share of the Puerto Rico box office has increased from 48% to 81%. We believe that the Puerto Rico market is currently over-built, and that there will be few, if any, opportunities in the near to medium term that would be attractive to Reading.

Licensing/ Pricing
      Films are licensed under agreements with major film distributors and several local distributors specializing in films of special interest to residents of Puerto Rico. Puerto Rico regulations generally require that film exhibitors be provided with an opportunity to view films prior to submitting bids, that film distributors provide advance notice of films that will be provided to the market, and are generally designed to preclude anticompetitive practices. Films are licensed on a film-by-film, theater-by-theater basis. Generally, film payment terms provide for payment to film distributors under various formulas, providing for payments based upon a percentage of gross box office receipts. Historically, we have not had major difficulty in obtaining first run film. However, we can give no assurances that this trend will continue given the market dominance of Caribbean Cinemas with approximately 81% of the market. Also, while Puerto Rican law prohibits exhibitors from also being in the distribution business, exhibitors such as Caribbean Cinemas could go into the distribution of film, to the extent that no company chooses to distribute a particular film in Puerto Rico. Given the market dominance of Caribbean Cinemas, we can give no assurances that the major distributors will continue to maintain film distribution operations in Puerto Rico.

Competition
      We believe there are approximately 39 first-run movie theaters in daily operation with approximately 300 screens in Puerto Rico. Based upon number of screens, box office revenues and number of theaters, we are the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 2004, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited, but our principal competitor is expected to continue to open theaters that are competitive with ours. Caribbean Cinemas currently operates 28 cinemas with 242 screens in Puerto Rico representing approximately 81% of the total box office generated in that country.
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

      In 2000, Caribbean opened a state-of-the-art multiplex cinema in the Plaza Las Americas (the “Plaza”) the largest shopping center in Puerto Rico. This was particularly injurious to our competitive position in Puerto Rico. Prior to the opening of this cinema, our cinema complex at the Plaza was our top grossing cinema in Puerto Rico. We believe that when the owner of the Plaza and Caribbean Cinemas entered into this lease with respect to the cinema, they were in violation of agreements reached between CineVista and the owner of the Plaza, and that the Plaza and Caribbean Cinemas exercised monopoly power. We have commenced separate litigation against the owners of the Plaza and Caribbean Cinemas for, among other things, breach of contract, tortuous interference and various trade practice violations. However, this litigation is proceeding slowly, in part due to the fact that the number of law firms in Puerto Rico who can take a position adverse to both the ownership of the Plaza and the ownership of Caribbean Cinemas and who have the experience to prosecute an antitrust case, is very limited.
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

Employees
      We have approximately 137 employees in Puerto Rico, 9 of whom are employed under the terms of a collective bargaining agreement. The collective bargaining agreement expired in May 2004. Because of our ongoing efforts to sell the Puerto Rico operations, the union and we have agreed to defer discussions of an updated contract until such time that we either sell the operations or determine to keep it. If we keep the operations, we will work with the union on a new collective bargaining agreement. In any case, we believe our relations with our employees in Puerto Rico are good.
Our Real Estate Activities

General
      While we report our real estate as a separate segment, it is operated as an integral portion of our overall business. Since our entry into the cinema exhibition business, our real estate activities have principally been in support of that business. Accordingly, in this Annual Report, consistent with our practice in prior periods, we have described our real estate activities as an integrated portion of our cinema operating and development activities. We do, however, now have 3 executives who are principally engaged in the real estate aspects of our business as this area has become an increasingly important part of our operations. This will be particularly true once the entitlements phase of our Burwood project has been completed and the leasing, design, and build-out phases begin.

Real Estate Holdings
      Our current real estate holdings are described in detail in Item 2, Properties, below. At December 31, 2004, our principal wholly owned fee income generating real estate assets with their percentage leased are as follows:

	Square Footage of
	Improvements	Percentage
Property(1)	(Rental/Entertainment)	Leased	Gross Book Value

			(In U.S. dollars)
Auburn	59,169/ 56,693	91%	$26,419,713
100 Paramatta Road
Auburn, NSW, Australia
Belmont	19,138/40,687	83%	$11,688,263
Knutsford Ave and Fulham St
Belmont, WA, Australia
Brand Blvd	95,752/0	100%	$8,351,724
600 N. Brand Blvd Glendale, CA, USA	Plus a 128,537 square foot parking structure
Courtenay Central	37,383/65,768	86%	$32,866,243
100 Courtenay Place Wellington, New Zealand	Plus a 400,000 square foot parking structure
Invercargill Cinema	7,158/19,784	100%	$2,857,694
29 Doe Street Invercargill, New Zealand
Maitland Cinema	1,550/20,860	100%	$1,943,062
Ken Tubman Drive Maitland, NSW, Australia
Minetta Lane Theatre	0/9,212	N/A	$4,116,691
18-22 Minetta Lane Manhattan, NY, USA
Napier Cinema	6,480/17,018	100%	$3,690,000
154 Station Street Napier, New Zealand
Newmarket(2)	103,821/0	71%	$26,711,685	(3)
Newmarket, QLD, Australia
Orpheum Theatre	0/5,146	N/A	$1,541,768
126 2nd Street Manhattan, NY, USA
Royal George	5,055/41,748	100%	$2,856,930
1633 N. Halsted Street Chicago, IL, USA	Plus 21,456 square feet of parking
Rotorua Cinema	0/18,783	N/A	$2,572,125
1281 Eruora Street Rotorua, New Zealand
Union Square Theatre	21,125/ 16,825	100%	$8,252,586
100 E. 17th Street Manhattan, NY, USA

(1)	A number of our properties include entertainment components rented to one or more of our subsidiaries. The rentable area and percentaged leased numbers are net of such entertainment components. Book value, however, includes the entire investment in the property, including any cinema fit-out. Rental information is as of January 31, 2005. Book value information is as of December 31, 2004.

(2)	The retail components of this project are currently under construction. The cinema component is still in the design phase.

(3)	Estimated cost to complete project.

      In addition, in certain cases we have long term lease which we view more akin to real estate investments than cinema leases. These interests are described in the following chart.

	Square Footage
Property(1)	(Rental/Entertainment)	Percentage Leased	Gross Book Value

			(In U.S. dollars)
Manville	0/ 63,257	“Owner” Occupied	$1,535,587
Village East	2,404/ 33,099	100%	$464,018
Waurn Ponds	5,791/51,904	100%	$5,800,163

(1)	A number of our properties include entertainment components rented to one or more of our subsidiaries. The rentable area and percentaged leased numbers are net of such entertainment components. Book value, however, includes the entire investment in the property, including any cinema fit-out. Rental information is as of January 31, 2005. Book value information is as of December 31, 2004.

Live Theaters (Liberty Theaters)
      Included among our real estate holdings are four “Off Broadway” style live theaters, operated through our Liberty Theaters subsidiary. We lease theater auditoriums to the producers of “Off Broadway” theatrical productions and provide various box office and concession services. The terms of our leases are, naturally, principally dependent upon the commercial success of our tenants. STOMP has been playing at our Orpheum Theater for many years. While we attempt to choose productions that we believe will be successful, we have no control over the production itself. At the current time, we have three single auditorium theaters in Manhattan:

•	the Minetta Lane (399 seats);

•	the Orpheum (364 seats); and

•	the Union Square (499 seats).
We also own a four auditorium theater complex, the Royal George in Chicago (main stage 452 seats, cabaret 199 seats, great room 100 seats and gallery 60 seats). We own the fee interest in each of these theaters. Two of the properties, the Union Square and the Royal George, have ancillary retail and office space.
      We are basically in the business of leasing theatre space, and accordingly we do not typically invest in plays. However, we may from time to time participate as a minority investor in order to facilitate the production of a play at one of our facilities, and do from time to time rent space on a basis that allows us to share in a productions revenues or profits. Revenues, expenses and profits are reported as apart of the real estate segment of our business.

Development Projects
      Our current real estate development projects are as follows:

•	Burwood, Victoria:

•	Our Burwood site is comprised of 50 acres of raw land, previously used as a brickworks and quarry, and currently zoned for “extractive industries.” Located in the Burwood suburb of Melbourne, it was last year designated as a “major activity centre” by the Victoria government, hopefully paving the way for its redevelopment as a multi-use suburban in-fill site. We currently anticipate that the site will be rezoned to permit development as a mixed use project with entertainment, retail, office and residential components.

•	The site is the largest undeveloped parcel of land in the “major activity center” and the largest undeveloped parcel of land in any “major activity center” in Victoria. Approximately 430,000 people live within five miles of the site, which is well served by both public transit and surface streets. We estimate that approximately 70,000 people pass by the site each day.

•	We are currently in the initial master planning and entitlements phase. We currently anticipate that we will have completed this phase by the end of this year, and that we will be able to obtain specific building permits and to commence actual site work early in 2006. It is our hope and expectation to kick off the development with a major cinema based entertainment center.

•	We anticipate that the project will be built in phases, over a significant period of years. The initial phase, however, will likely be an ETRC, as this is the area of development and construction with which we are most familiar.

•	We do not currently have any funding in place for the development, and are paying for current master planning activities out of cash flow and working capital.

•	Our original cost basis in the site is approximately $4,173,000 (AUD$5,250,000). The property was originally acquired in 1996, but was revalued upward in connection with the Consolidation in 2001, which was treated as a purchase for accounting purposes. This revaluation was made prior to the designation of the site as a “major activity center” in 2004. The property is currently on our books for $16.6 million (AUS$21.5 million).

•	Newmarket, Queensland:

•	Our Newmarket site is comprised of approximately 190,000 square feet of land, located in a suburb of Brisbane. We are currently in the construction phase of the development.

•	While we currently intend to develop the property as an ETRC, we are still working on the design and layout of the cinema portion. Currently, the project is anchored by a major supermarket and a major pub operator.

•	As of January 31, 2005 we had pre-leased approximately 82,906 square feet (71%) of the non-cinema space in the centre.

•	We are financing construction through a $23.3 million (AUD$32.7 million) construction loan with an Australian bank.

•	We originally acquired approximately 176,500 square feet of the property in 1998, for a purchase price of $4.2 million (AUD$6.9 million), acquiring an additional approximately 13,400 square feet in 2004, for a purchase price of $1.2 million (AUD$1.5 million). At December 31, 2004 (before drawdown under the construction loan) our investment in the property was $8.0 million (AUD$10.4 million).

•	Courtenay Central Phase II, Wellington, New Zealand:

•	We are currently the owner operator of an approximately 103,000 square foot ETRC in Wellington, New Zealand, known as Courtenay Central. The existing ETRC consists of a ten screen cinema and approximately 37,400 square feet of retail space. The property also includes a separate 9 level parking structure, with approximately 1,086 parking spaces. During 2004, approximately 3.5 million people went through the center.

•	We are in the design phase and in discussions with potential tenants with respect to an approximately 150,000 Phase II expansion to the centre, to be constructed on the approximately 38,000 square foot parcel adjacent to the existing centre. It is anticipated that the expansion will include an art specialty cinema and several major retail users, and will be fully integrated into the existing center.

•	We anticipate completing lease negotiations with the principal tenants and completing project design by the end of this year.

•	No financing is currently in place with respect to Phase II, and current work is being funded from working capital and cash flow.

•	Moonee Ponds, Victoria:

•	Our Moonee Ponds site is located in suburban Melbourne and currently consists of approximately 125,000 square feet of raw land.

•	We are currently working on a plan for the mixed use development of the site for cinema and residential purposes. The site, like our Burwood site, is located in a “major activity centre.”

•	We acquired the property in April 1997, for a purchase price of $4.9 million (AUS$6.4 million) and currently carry the property on our books at $5.7 million (AUS$7.4 million).

•	57th Street, Manhattan, New York:

•	We have a 25% non-managing membership interest in the single purpose limited liability company formed to develop the site located at 205-209 E. 57th Street.

•	The property is being redeveloped as an approximately 100,000 square foot residential condominium project with ground floor retail and is currently being marketed under the name “Place 57.”

•	The project is being financed with a combination construction and mezzanine finance, totaling approximately $80,602,000. The remainder of the funds required has been supplied by the members of the limited liability company. The financing is without recourse to the members.

•	Construction at the site commenced in September of 2004.

•	We have retained a right of first offer with respect to the ground retail component of the project.
Other Assets and Investments

General
      In addition to our entertainment properties and certain land held for development in Australia and New Zealand, we own a 95,752 square foot office building in Glendale, California that is fully leased to Disney Enterprises, Inc. and Cal National Bank. In addition, we own over 400 acres of real estate, previously used in Reading’s historic railroad operations, and located principally in Delaware and Pennsylvania. On January 28, 2004, we entered into an agreement for the sale of the Glendale Building for $21 million. While the “due diligence” period has expired, the sale remains contingent upon the approval by our lender of the assumption of the loan by our buyer. As the loan is non-recourse in nature, we believe it likely that the assumption will be approved. However, no assurances in this regard can be given.
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

Agriculture
      In December 1997, we acquired a partnership interest in certain agricultural partnerships, and a membership interest in Big 4 Farming, the limited liability company formed to farm the properties owned by the agricultural partnerships. The agricultural partnerships owned approximately 1,600 acres of land in the Kern County, California, approximately 1,100 acres of which was improved with citrus orchards. These properties are commonly known in the Kern County area as the Big 4 Ranch.
      In large part due to the lasting effects of a freeze in late 1998, which wiped out most of the citrus crop in Kern County, and to competition from imported fruit, the agricultural partnerships did not perform well. In September 2000, we wrote down the carrying value of its investment in the agricultural partnerships and in Big 4 Farming to $0, and in July 2002 the agricultural partnerships reconveyed their interests in the Big 4 Ranch to the original owner of that property in satisfaction of the purchase money mortgage held by that original owner.

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
Entertainment Properties

Leasehold Interests
      We lease approximately 938,000 square feet of completed cinema space in the United States, Australia, New Zealand and Puerto Rico as follows:

		Approximate Range of
	Aggregate	Remaining Lease Terms
	Square Footage	(Including Renewals)

United States	204,425	5 – 42 years
Australia	493,418	29 – 40 years
New Zealand	60,066	5 – 10 years
Puerto Rico	180,024	3 – 40 years

Fee Interests
      In Australia, we own approximately 3,188,934 square feet of land at six locations plus one strata title estate consisting of 22,410 square feet. Substantially all of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth and Sydney, including the 50-acre Burwood site in suburban Melbourne.
      In New Zealand, we own a 151,803 square foot site, which includes an existing 400,000 square foot, nine level parking structure in the heart of Wellington, the capital of New Zealand. All but 37,674 square feet of the Wellington site has been developed as an ETRC which incorporates the existing parking garage. The remaining land is currently leased and is slated for development as phase two of our Wellington ETRC. We anticipate that development on that site will begin in 2005. In addition, we own the fee interests underlying three of our cinemas, which properties include approximately 13,638 square feet of ancillary retail space.
      In the United States, we own approximately 131,164 square feet of improved real estate comprised of four live theater buildings which include approximately 20,508 square feet of leasable space.

Joint Venture Interests
      We also hold real estate through several unincorporated joint ventures and one majority-owned subsidiary, as described below:

•	In Australia, we own a 66% unincorporated joint venture interest in a leased 5-screen multiplex cinema in Melbourne and a 75% interest in a subsidiary company that leases two cinemas with eleven screens in two Australian country towns. In 2003, we acquired a 33% unincorporated joint venture interest in a 16-screen leasehold cinema in a suburb of Brisbane.

•	In New Zealand we own a 50% unincorporated joint venture interest in two fee properties and three leasehold properties, totaling approximately 135,000 square feet in the Auckland and Christchurch areas. The two fee parcels are improved with cinema/restaurant complexes.

•	In the United States, we own a 50% membership interest in Angelika Film Center, LLC, which holds the lease to the approximately 17,500 square foot Angelika Film Center & Café in the Soho district of Manhattan. We also hold the management rights with respect to this asset.
ETRC Development Properties

Reading Australia
      In December 1995, we acquired a 50-acre site in Burwood, a suburban area within the Melbourne metropolitan area, initially as a potential ETRC location. In late 2003, that site was designated as a “major activity center” by the Victorian State Government. We anticipate that this designation will give us greater flexibility to develop the property, and to develop it more densely and with a greater variety of uses than would otherwise be the case. We anticipate beginning the master planning phase of the development of the property in 2005.
      We are currently the owner operator of an approximately 103,000 square foot ETRC in Wellington, New Zealand, known as Courtenay Central. The existing ETRC consists of a ten screen cinema with approximately 37,400 square feet of retail space and a separate 9 level parking structure. We are in the design phase and in discussions with potential tenants with respect to an approximately 150,000 Phase II expansion to the centre, to be constructed on the approximately 38,000 square foot parcel adjacent to the existing center. We anticipate completing lease negotiations with the principal tenants and completing project design by the end of this year.
      We own an approximately 190,000 square foot parcel in Newmarket, a suburban of Brisbane. On December 1, 2004 we began construction of the retail portion of an approximately 100,000 square foot shopping center at that site. While it is our intention to add a cinema component to the center, we are still working on the various design aspects of the cinema.
      We own an approximately 124,728 square foot parcel in Moonee Ponds, a suburb of Melbourne. We are currently in the planning phase for an ETRC at this location.
Non Entertainment Properties

Domestic
      Reading’s domestic non-entertainment properties are described below:

•	Commercial Property: We own a 95,752 square foot 6 level office building, located on a 1.06 acre square foot parcel, with a 2 level parking structure, located in Glendale California. This property is fully leased to Disney Enterprises, Inc. (87%) and California National Bank (13%). These leases expire in February 2007 and May 2005, respectively. The property is under contract to be sold for $21 million.

•	Railroad Properties: When our railroad assets were conveyed to Conrail, we retained fee ownership of approximately 700 parcels and rights-of-way located throughout Pennsylvania, Delaware, and New Jersey. We now own fee interest in 11 parcels comprising over 250 acres. These acres consist primarily of vacant land and buildings, some of which are leased to third parties.

•	Administrative Properties: We own a residential condominium in Los Angeles that is used by our Chairman and Chief Executive Officer when he is in Los Angeles.

Item 3 —	Legal Proceedings
Tax Audit
      The Internal Revenue Service (the “IRS”) has completed its audits of the tax return of RDGE for its tax year ended December 31, 1996 and the tax return of CRG for its tax year ended June 30, 1997. With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by RDGE from CRG as a part of a private placement of securities by RDGE which closed in October 1996.
      By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG. As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE. This proposed change would result in an additional tax liability for CRG of approximately $21,850,000 plus interest of approximately $11,000,000 as of December 31, 2004. In addition, this proposal would result in California tax liability of approximately $5,500,000 plus interest of approximately $3,000,000 as of December 31, 2004. Accordingly, this proposed change represented, as at the end of 2004, an exposure of approximately $41,500,000. Moreover, California has recently enacted “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income. While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers. Accordingly, these provisions may cause an additional $4,000,000 exposure to CRG, for a total exposure of approximately $45,500,000.
      In early February 2005, we had a mediation conference with the IRS concerning this proposed change. The mediation was conducted by two mediators, one of whom was selected by the taxpayer from the private sector and one of whom was an employee of the IRS. In connection with this mediation, we and the IRS each prepared written submissions to the mediators setting forth our respective cases. In its written submission, the IRS noted that it had offered to settle its claims against us at 30% of the proposed change, and reiterated this offer at the mediation. This offer constituted, in effect, an offer to settle for a payment of $5,500,000 federal tax, plus interest, for an aggregate settlement amount of approximately $8,000,000. Based on advice of counsel given after reviewing the materials submitted by the IRS to the mediation panel, and the oral presentation made by the IRS to the mediation panel and the comments of the mediators (including the IRS mediator), we determined not to accept this offer.
      We anticipate that we will shortly receive a notice of deficiency in the full amount of the IRS’s proposed change, and we intend to aggressively litigate this matter in the tax court. While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of this matter.
      Since these tax liabilities relate to time periods prior to the Consolidation of CDL, RDGE, and CRG into Reading International, Inc. and since RDGE and CRG continue to exist as wholly owned subsidiaries of RII, it is expected that any adverse determination would be limited in recourse to the assets of RDGE or CRG, as the case may be, and not to the general assets of RII. At the present time, the assets of these subsidiaries are comprised principally of RII securities. Accordingly, we do not anticipate, even if there were to be an adverse judgment in favor of the IRS that the satisfaction of that judgment would interfere with the internal operation or result in any levy upon or loss of any of our material operating assets. The satisfaction of any such adverse judgment would, however, result in a material dilution to existing stockholder interests.
      The IRS has also informally notified us that it intends to disallow the gains booked by RDGE in 1997 as a consequence of its acquisition certain computer equipment and sale of the anticipated income stream from the lease of such equipment to third parties. The result of such disallowance would be the loss of the depreciation deductions that we took with respect to that equipment in the years following 1997. Such disallowance would have the effect of decreasing net operating losses but would not result in any additional federal income tax for such years. We have advised the IRS that we intend to appeal this determination. In turn, such disallowance would increase our state tax exposure for those years by approximately $170,000. Since we offset the gain claimed in 1997 against then expiring net operating losses, the only impact of the IRS’ position at the federal level would be the refund to us of approximately $440,000 plus interest, representing the alternative minimum tax we paid to the IRS with respect to that transaction.
Environmental and Asbestos Claims
      The City of Philadelphia (the “City”) has asserted that the North Viaduct property owned by a subsidiary of Reading requires environmental decontamination and that such subsidiary’s share of any such remediation cost will aggregate approximately $3,500,000. The City has also asserted that we should demolish certain bridges and overpasses that comprise a portion of the North Viaduct. We have in the recent past had discussions with the City involving a possible conveyance of the property. However, these discussions have not been productive of any definitive offer or proposal from the City. We have also recently received an offer for the property from a firm specializing the in the acquisition and redevelopment of so called “brown fields” sites, indicating to us that the North Viaduct has value over and above costs of remediation. Accordingly, we continue to believe that our recorded remediation reserves related to the North Viaduct are adequate.
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
      From time to time we have claims brought against us relating to the exposure of former employees of our rail road operations to asbestos and coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers. However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans. To date, we have only had one such third party claim.
Whitehorse Center Litigation
      On October 30, 2000, we commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against our joint venture partner and the controlling stockholders of our joint venture partner in the Whitehorse Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect on a promissory note (the “K/ B Promissory Note”) evidencing a loan that we made to Ms. Khor and Mr. Burr and that was guaranteed by Burstone Victoria PTY, LTD (“Burstone”). The defendants asserted certain set-offs and counterclaims, alleging, in essence, that we breached our alleged obligations to proceed with the development of the Whitehorse Shopping Center, causing the defendants substantial damages. Following trial, the trial court determined that we had breached certain obligations owed to WPG (the joint venture in which we own a 50% interest) but not any obligations owed to Ms. Khor, Mr. Burr or Burstone. Accordingly, due to a variety of factors, we have no direct liability to Ms. Khor, Mr. Burr or Burstone. Furthermore, it appears that any recovery that Ms. Khor, Mr. Burr and/or Burstone may obtain through WPG will be significantly less than their liability to us on the loan. Accordingly, it appears that the net result, in the view of the trial court, is a net liability from Ms. Khor and Mr. Burr to us, before the assessment of attorneys’ fees.
      Australia follows the so called “English Rule” that the prevailing party in an action is entitled to recoup attorney’s fees. However, since (i) both parties to some extent prevailed in their claims, (ii) a number of the defenses and claims raised by Ms. Khor and Mr. Burr were struck down by the court or ultimately conceded at trial by Ms. Khor and Mr. Burr, and (iii) the standard for assessment of attorneys fees is different in an action on a promissory note providing for the assessment of attorneys fees (as did the K/ B Promissory Note), in which case the court will typically assess attorneys fees at 100% of the amount billed, and the assessment of the amount of legal fees in the absence of such a contractual obligation, in which case the court will typically assess attorneys fees at approximately 66% of the amount billed, the amount of attorneys that Ms, Khor and

Mr. Burr will be responsible to us for and the amount of legal fees that we will be responsible to Ms. Khor and Mr. Burr is uncertain, and currently awaits determination of this issue by the Trial Court.
      We have retained a senior Queen’s Counsel to conduct an independent review of the evidence submitted at trial and the trial court’s opinion, and have been advice of such counsel, that in his opinion the trial court erred in a number of critical aspects, and that we should have no liability to WPG or any of the Burstone parties. Accordingly, we intend to appeal that part of the trial court’s determination. Since Ms. Khor and Mr. Burr do not contest their liability under the K/ B Promissory Note, and since we are advised that there is no right on the part of Ms, Khor and Mr. Burr to set off against their liability on the K/ B Promissory Note their judgment against us pending appeal, we currently intend to pursue collection of the principal and interest owed on the K/ B Promissory, and to pursue an appeal of the trial court’s decision against us on the repudiation and damages issues.
Other Claims
      We are not a party to any other pending legal proceedings or environmental action which we believe could have a material adverse effect on its financial position.

Item 4 —	Submission of Matters to a Vote of Security Holders
      At our 2004 Annual Meeting of Stockholders held on November 12, 2004, the stockholders voted on the following proposals:

•	By the following vote, our eight directors were reelected to serve on the Board of Directors until the 2005 Annual Meeting of Stockholders:

Election of Directors	For	Withheld

James J. Cotter	1,551,138	200,045
Eric Barr	1,734,881	16,302
James J. Cotter, Jr.	1,551,138	200,045
Margaret Cotter	1,551,138	200,045
Edward L. Kane	1,551,138	200,045
Gerard P. Laheney	1,734,881	16,302
William D. Gould	1,551,138	200,045
Alfred Villaseñor, Jr.	1,734,881	16,302

PART II

Item 5 —	Market for Registrant’s Common Equity and Related Stockholder Matters
Market Information
      Reading International, Inc., a Nevada corporation (“RII” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999 and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”), is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”), and Citadel Holding Corporation (“CDL”). Until the consolidation of CDL, RDGE and CRG on December 31, 2001, our common stock was listed and quoted on the American Stock Exchange (“AMEX”) under the symbols CDL.A and CDL.B. Following the consolidation, we changed our name to RII. Effective January 2, 2002, our common stock traded on the American Stock Exchange under the symbols RDI.A and RDI.B. In March 2004, we changed our nonvoting stock symbol from RDI.A to RDI.
      The following table sets forth the high and low closing prices of the RDI and RDI.B common stock for each of the quarters in 2004 and 2003 as reported by AMEX.

	Class A Nonvoting		Class B Voting
	Common Stock		Common Stock

	High	Low	High	Low

2004:
Fourth Quarter	$8.8000	$7.5500	$8.5000	$7.5000
Third Quarter	$8.3100	$7.4500	$8.3000	$7.4500
Second Quarter	$8.7000	$6.1800	$8.3500	$6.2000
First Quarter	$6.8500	$5.7000	$6.7000	$5.8500
2003:
Fourth Quarter	$6.5000	$5.5200	$6.1000	$5.7500
Third Quarter	$6.2000	$4.3500	$6.0500	$1.9000
Second Quarter	$6.2900	$3.9500	$6.0000	$1.4000
First Quarter	$4.3900	$3.7500	$4.1000	$1.3000
Holders of Record
      The number of holders of record of our Class A and Class B Stock at March 25, 2005 was approximately 3,500 and 800, respectively. On March 25, 2005, the closing price per share of our Class A Stock was $7.21, and the closing price per share of our Class B Stock was $7.36.
Dividends on Common Stock
      We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend; however, we review this matter on an ongoing basis.

Item 6 —	Selected Financial Data
      The table below sets forth certain historical financial data regarding RII. This information is derived in part from, and should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”), and the related notes to the consolidated financial statements (dollars in thousands, except per share amounts).

	At or for the Year Ended December 31,

	2004	2003	2002	2001	2000

Revenue	$102,982	$93,739	$86,486	$23,744	$7,384
Operating loss	$(5,952)	$(5,340)	$(5,977)	$(3,382)	$(1,055)
Net loss	$(8,463)	$(5,928)	$(7,954)	$(4,572)	$(3,542)
Basic loss per share	$(0.39)	$(0.27)	$(0.36)	$(0.21)	$(0.47)
Diluted loss per share	$(0.39)	$(0.27)	$(0.36)	$(0.21)	$(0.47)

Other Information:

Shares outstanding	21,998,239	21,899,290	21,821,154	21,821,324	9,947,964
Weighted average shares and dilutive share equivalents	21,948,065	21,860,222	21,821,236	9,980,946	7,557,718
Total assets	$230,227	$222,866	$182,772	$170,595	$63,922
Total debt	$83,252	$71,145	$48,121	$37,490	$15,221
Working capital	$(5,808)	$(154)	$124	$548	$13,062
Stockholders’ equity	$102,010	$108,491	$91,265	$91,125	$39,128
EBIT	$(3,500)	$(1,794)	$(5,172)	$(3,425)	$(3,928)
Depreciation and amortization	$12,899	$12,003	$8,705	$2,044	$657
EBITDA	$9,399	$10,209	$3,533	$(1,381)	$(3,271)
Debt to EBITDA	8.86	6.97	13.62	—	—
Capital expenditure (including acquisitions)	$33,180	$5,809	$10,437	$10,325	$10,773
Number of employees at 12/31	1,677	1,453	1,304	1,110	147
      EBIT presented above is net loss adjusted for interest expense (net of interest income) and income tax expense. EBITDA presented above is net loss adjusted for interest expense (net of interest income), income tax expense, and depreciation and amortization expense.
      The balance sheet data for 2004, 2003, 2002 and 2001 includes assets, borrowings, and stockholders’ equity of CDL, RDGE and CRG following the consolidation of the three companies on December 31, 2001. The balance sheet data for 2000 includes assets, borrowings, and stockholders’ equity of CDL only.

Item 7 —	Management’s Discussions and Analysis of Financial Condition and Results of Operations
      The following review should be read in conjunction with the consolidated financial statements and related notes included in the 2004 Annual Report. Historical results and percentage relationships do not necessarily indicate operating results for any future periods.
Overview
      RII, the surviving entity following the consolidation of RDGE, CRG and CDL on December 31, 2001, is now the owner of the consolidated businesses and assets of RDGE, CRG and CDL. Today, our businesses consist primarily of:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, New Zealand, and Puerto Rico; and

•	the development, ownership and operation of retail and commercial real estate in Australia, New Zealand and the United States, including entertainment-themed retail centers (“ETRC”) in Australia and New Zealand and live theater assets in Manhattan and Chicago in the United States.
      We manage our worldwide cinema businesses under various different brands:

•	in the US, under the Reading, Angelika Film Center and City Cinemas brands;

•	in Australia, under the Reading brand;

•	in New Zealand, under the Reading and Berkeley Cinemas brand; and

•	in Puerto Rico, under the CineVista brand.
      We consider ourselves to be essentially a cinema exhibition company with a strong focus on the development and holding of real estate assets. We plan to continue to identify, develop and acquire cinema and live theater properties, focusing primarily on those opportunities where we can acquire either the fee interest underlying the operating assets, or long-term leases, which we believe provide flexibility with respect to the usage of such leasehold assets. In the near term, we are focusing principally on the operation of our existing cinema and live theater assets and in the development of five parcels of undeveloped real estate in Melbourne, Brisbane, and Sydney in Australia and Wellington in New Zealand.
      We look to take advantage of those opportunities that may present themselves to strategically expand our existing cinema circuits. However, we do not intend to reach out for cinema assets or to grow simply for the sake of growing. Rather, we intend to be disciplined in our approach to acquiring and developing cinema assets.
      We have, in the past, and may, in the future, dispose of, or put to alternative use some or all of our interests in various operating assets, in order to maximize the values of such assets. Generally speaking, since the Consolidation, we have disposed of our non-cinema and non-real estate related assets so as to focus on our principal two businesses.
      Our revenues have risen to above $100 million and our EBITDA remains strong, however we have not yet been able to translate this into a stronger bottom line result, for the following reasons:

•	The results of our cinema operations in the US were unusually poor, due to the cost of the anti-trust litigation and the refusal of Fox and Universal to supply us with film product while we were pursuing claims against them. Now that we have achieved settlement with Fox and Universal, we expect that things will return more to normal from a supply point of view;

•	We have not yet fully integrated the Anderson and Movieland circuits and have not yet realized the synergies that we anticipate in 2005. Indeed, we have realized higher costs and expenses as we have worked to integrate these cinemas into our system;

•	Our depreciation and amortization is increasing as we continue to increase our asset base; and

•	As we continue to grow, we continue to incur start-up costs inherent in bringing new projects, whether cinema or real estate, on line. We enjoyed unusual growth in 2004 and as a result, these costs were higher than in prior years. This was prominent last year given that our two newest cinemas did not open until late December. We had only limited revenues cinemas to offset their pre-opening costs.
      We have engaged in the following transactions which we believe are consistent with our business plan:

1.	Glendale Building: In January 2005, we entered into a purchase and sale agreement providing for the sale of our office building in Glendale, California for $21.0 million. Our Glendale property is currently subject to a first mortgage in the amount of approximately $10.2 million. The sale of the property is subject to the buyer assuming this mortgage. As the mortgage is non-recourse in nature, we believe it likely that the assumption will be approved. However, no assurances can be given in this regard. It is currently our intention to complete a “1031 exchange” of the Glendale property for the fee, ground lease and building comprising the property.

2.	West Lakes and Rhodes: In December 2004 we completed the fit outs of the two cinemas with a total of 15 screens. The leases and development rights for the two cinemas were acquired as part of the Anderson acquisition discussed below.

3.	Botany Downs: On December 24, 2004, we opened an additional 8-screen cinema, this one located in a suburb of Auckland, New Zealand and owned in an unincorporated joint venture with our partner in the Berkeley Cinemas chain in New Zealand.

4.	The Sutton Redevelopment Investment: On September 14, 2004, we acquired for $2.3 million a non-managing membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan. Our membership interest represents a 25% interest in the LLC, and was issued to us by 205-209 East 57th Street Associates, LLC in consideration of a capital contribution equal to 25% of its total book capital, calculated after taking into account the effect of our capital contribution. In December 2004, a capital call of $2,877,000 was made to make up the shortfall in equity resulting from higher than budgeted cost for the redevelopment project. In order not to dilute our 25% interest we decided to increase our capital contribution by $719,000 as requested and will make this payment in the first quarter of 2005.

5.	The Cinemas 1, 2 & 3 Land Acquisition: On August 4, 2004, we entered into an agreement to purchase for $12 million the approximately 7,840 square-foot fee interest underlying our current leasehold estate in the Cinemas 1, 2 & 3 property located in Manhattan on 3rd Avenue between 58th Street and 59th Street. The ownership of the Cinemas 1, 2 & 3 property is currently divided into three components: the fee interest (which we now have under contract to purchase); the ground lease and improvements (which are owned by Sutton Hill Capital LLC but which we, have an option to purchase as a part of a pool of assets in 2010); and our current space lease which also runs until 2010. We are currently in negotiations with Sutton Capital to acquire immediately Sutton Capital’s ground lease interest in the property and its proprietary interest in the building and other improvements on the land, and have agreed in principal that, as a part of the transaction, Sutton Capital will have an option to acquire at cost up to a 25% non-managing membership interest in the limited liability company that we have formed to take title to the property. These negotiations are ongoing, and any potential transaction will ultimately be subject to review and approval by the Conflicts Committee of our Board of Directors. In connection with these negotiations, the parties are also discussing an early acquisition of Sutton Capital’s interest in the Village East Cinema. As of December 31, 2004, we had deposited earnest money totaling $800,000 into escrow with respect to the purchase of the fee interest. In January, the purchase price was increased to $12.2 million and the deposit was increased to $4.0 million in consideration of an extension of the closing date to June 1, 2005.

6.	Movieland Cinemas Circuit: In August 2004, we closed a series of agreements which, together, provided for the acquisition of six existing New Zealand cinemas, representing 27 screens, and in the case of three of these locations, the fee interests underlying such cinemas. Two of the locations included ancillary retail and commercial tenants. We also acquired the plans and permits for the development of an additional two screens at each of two of the cinemas, for a potential increase of 4 additional screens.

We acquired the “Movieland Circuit” in New Zealand for $7.2 million (NZ$10.7 million) representing a multiple of approximately 5 times projected cash flow, the underlying fee interests of three of the cinema properties for $7.4 million (NZ$11.0 million) representing a capitalization rate of approximately 9%. Although there was a degree of overlapping ownership of these six cinemas and although the purchase was negotiated as a package, these cinemas were not in fact managed as a single circuit. We anticipate that we will be able to significantly improve the cash flow from these assets, once they are integrated with the remainder of our cinema assets, and can enjoy the benefits of our greater purchasing power and other economies of scale.

The acquisition costs of these cinemas and fee interests amounting to $14.6 million (NZ$21.8 million) was funded by a combination of $13.3 million (NZ$19.8 million) of working capital, $792,000 (NZ$1.2 million) in shares of our Class A Common Stock (98,949 shares issued at $8.00 per share (NZ$11.94, using a NZ$ to US$ exchange ratio of $0.67)), and a $546,000 (NZ$784,000) purchase money promissory note The working capital was funded through a combination of cash of $5.4 million (NZ$8.1 million) and a drawdown under of our new banking facility in New Zealand of $8.3 million (NZ$12.3 million). The shares issued includes a non-transferable option to put to us the Class A Common Stock issued to them at a put price of NZ$11.94 at any time during January 2006. The $546,000 (NZ$784,000) purchase money promissory note has an interest rate of 5.50% and requires that all principal and interest be paid in February 2006.

With the closing of the Movieland acquisition and the opening of a new 8 screen Berkeley joint venture cinema, (discussed separately above) we now own directly seven cinemas representing 37 screens and own indirectly through our various Berkeley joint ventures an additional five cinemas with 29 screens in New Zealand. As previously mentioned, two of the newly acquired cinemas have the capacity for 4 additional screens. Completion of these expansion screens will increase our New Zealand screen count to 70 screens in twelve cinemas plus a 5-plex cinema managed by one of our Berkeley joint ventures. By comparison, our principal competitors in New Zealand, Hoyts and Village/ Sky, own 50 screens, and 60 screens, respectively.

7.	Anderson Cinema Circuit: On July 1, 2004, we acquired most of the assets of the Australia based “Anderson Circuit” for $5.7 million (AUS$8.0 million) giving us four existing cinemas with 22 screens and agreements to lease with respect to two additional cinemas (with an additional 15 screens) in two facilities then under construction. Prior to selling the circuit, the Andersons had encountered financial difficulties, and substantially all of their cinema assets had been placed in the hands of a receiver by their bank lender. Ultimately, as the result of negotiations with the Andersons, certain other stockholders, landlords and the bank, we were able to acquire all but one of the cinemas that had historically comprised the Anderson circuit and both of their projects (West Lakes and Rhodes) then under development.

The total acquisition costs of these cinemas, of $5.7 million (AUS$8.0 million), excluding the cost of the fit-out of the two development cinemas, were met from our own funds in conjunction with a $3.4 million (AUS$4.7 million) drawdown on the newly signed $39.3 million (AUS$55.0 million) bank facility. As part of this acquisition, several landlords required bank guarantees, which increased our restricted cash by $296,000 (AUS$417,000) and reduced our total credit facility by $1.9 million (AUS$2.7 million). The total fit-out cost for the two development cinemas aggregated $3.8 million (AUS$5.0 million) and was paid from our own funds.

As ownership of the various cinemas in the circuit was divided among a variety of entities and subject to the claims of a variety of creditors, the acquisitions were ultimately structured as the acquisition of (i) the shares of one company, which owns as its sole asset the 10-screen leasehold cinema at Epping (a suburb of Melbourne), (ii) agreements to lease with respect to two leasehold cinemas opened in the fourth quarter at Rhodes (8 screens) (a suburb of Sydney) and West Lakes (7 screens) (a suburb of Adelaide), and (iii) three existing leasehold cinemas at Colac (2 screen), Melton (5 screens) and Sunbury (5 screens) (all suburbs of Melbourne).

8.	Newmarket Property: We currently own an approximately four-acre property located in the Newmarket area of Brisbane, Australia, which we are developing as an approximately 100,000 square foot shopping center. On July 1, 2004, we acquired an approximately 12,500 square foot parcel adjacent to that development site for $1.0 million (AUS$1.4 million). We anticipate that the addition of this property will allow the addition of a complementary cinema element to the project. On December 31, 2004, we entered into a $25.2 million (AUS$32.7 million) construction loan with the Bank of Western Australia, Ltd. This loan will be used to fund the construction of the Newmarket site.

9.	Angelika — Plano: We have been retained to manage a new art cinema in Plano, Texas which is being operated under our Angelika name and which commenced operations in June 2004.

10.	CineVista Cinema: Negotiations for the sale of the Puerto Rican circuit are ongoing, but have not progressed. No assurances can be given that the sale will be consummated. As a result, effective December 31, 2002, the Puerto Rican circuit was no longer deemed to be an asset held for sale for accounting purposes and was no longer presented as such at December 31, 2004 or 2003, respectively.

11.	Christchurch: In September 2003, we opened an 8-screen cinema in Christchurch, New Zealand (beneficially owned in an unincorporated joint venture with our partner in the Berkeley Cinemas chain in New Zealand).

12.	Mt. Gravatt: On May 15, 2003, we acquired, for $2,178,000 (AUS$3,244,000), and the settlement of certain litigation claims (i) an undivided 1/3rd interest in the unincorporated joint venture that owns and operates the 16-screen multiplex cinema at the Mt. Gravatt shopping center in suburban Brisbane, Australia and (ii) the right, exercisable at any time prior to December 16, 2003, to sell that interest back to the sellers for $4,960,000 (AUS$7,388,000), the “Put Price.” We have elected to continue to hold our ownership interest in that cinema. In addition, as a part of that settlement, we also received the right to acquire at cost an undivided interest in an additional multiplex cinema development opportunity. The extent of our participation is subject to certain factors outside of our control, but will not be less than a 1/3 interest nor greater than a 1/2 interest. While the development is proceeding, it has not yet reached the point of maturity where we are obliged to make an election whether or not to participate, or as to the extent of our participation.

Our purchase of our undivided ownership interest in the Mt. Gravatt cinema at the seller’s undepreciated historic cost of $2,178,000 (AUS$3,244,000) resulted in a one-time gain of $2,259,000 (AUS$3,463,000), net of applicable expenses. The gain was based on a fair market value for that unconsolidated joint venture interest of $4,960,000 (AUS$7,388,000), as reflected by the above described “Put Price.” In addition, we received approximately $287,000 (AUS$430,000) in profit distribution covering the period from December 18, 2002 (the agreed effective date of the parties’ settlement) to May 15, 2003 (the date on which the settlement was completed). We additionally booked the recovery of approximately $518,000 in legal fees related to the litigation. As permitted by SFAS No. 141, Business Combinations, the proceeds were prorated and approximately $60,000 (AUS$92,000) was recognized as income. The remainder was recorded as an adjustment to the joint venture purchase price.

13.	Gish Biomedical: We began liquidating our investment in Gish in 2003, and as of April 30, 2003 we had divested all of our holdings. For the year ended December 31, 2002, the Gish stock was carried as an available-for-sale security at approximately $1,016,000 under the caption “Investment in Marketable Securities” on our Consolidated Balance Sheets.

14.	Disposition of Agricultural Operations: In July 2002, we effectively disposed of our agricultural investment when certain agricultural partnerships in which we had an interest reconveyed their interests in the Big 4 Ranch to the original owner of that property in satisfaction of the purchase money mortgage held by the original owner. We had previously written off our investment in and advances made to these agricultural partnerships in September 2000.

15.	Courtenay Central Opening: In March 2002, we opened our Courtenay Central ETRC complex located in Wellington, New Zealand. In addition to a 10-screen cinema, there is approximately 37,383 square feet of restaurant and retail space and a car park. As of December 31, 2004, approximately 86% of the available restaurant and retail space had been leased. We are now working on Phase II of that project, a planned 150,000 square foot expansion including approximately 110,000 square feet of retail and a multiplex art specialty cinema.

16.	Sutton Hill Transaction: In 2000, we entered into a transaction with a related party designed to give us (i) operating control, through an operating lease, of the City Cinemas theater chain in Manhattan, and (ii) the right to enjoy any appreciation in the underlying real estate assets, through a fixed price option to purchase these cinemas on an all or nothing basis in 2010. Two of the cinemas included in that chain — the Murray Hill Cinema and the Sutton Cinema — have now been sold for redevelop-

ment, under terms that we believe preserve this basic structure and which will, if we exercise our purchase option, give us the future benefit of any appreciation realized in those assets during the time they were under our operation and control.

In July 2000, we acquired from Sutton Hill Capital, LLC (“SHC”) the Manhattan based City Cinemas circuit in a transaction structured as a 10 year operating lease (the “City Cinemas Operating Lease”) with options either to extend the lease for an additional 10 year term or, alternatively, to purchase the improvements and certain of the real estate assets underlying that lease (the “City Cinemas Purchase Option”). We paid an option fee of $5,000,000, which will be applied against the purchase price if we elected to exercise the City Cinemas Purchase Option. The aggregate exercise price of the City Cinemas Purchase Option was originally $48,000,000, and rent was calculated to provide an 8.25% yield to SHC (subject to an annual modified cost of living adjustment) on the difference between the exercise price and the $5,000,000 option fee. Incident to that transaction, we agreed to lend to SHC (the “City Cinemas Standby Credit Facility”) up to $28,000,000, beginning in July 2007, all due and payable in December 2010 (the principal balance and accrued interest on any such loan was likewise to be applied against the option exercise price, in the event the option was exercised). The interest rate on the City Cinemas Standby Credit Facility was also fixed at 8.25%, subject to the same modified cost of living adjustment used to calculate rent under the City Cinemas Operating Lease.

We have no legal obligation to exercise either the option to extend the City Cinemas Operating Lease or the City Cinemas Purchase Option. However, our recourse against SHC on the City Cinemas Standby Credit Facility is limited to the assets of SHC which consist of, generally speaking, only the assets subject to the City Cinemas Purchase Option. In this annual report, we refer to the transaction memorialized by the City Cinemas Operating Lease, City Cinemas Purchase Option and City Cinemas Standby Credit Agreement as the City Cinemas Transaction. Because the City Cinemas Operating Lease is an operating lease and since the City Cinemas Standby Credit Facility was, in our view, adequately secured, no asset or liability was established on our balance sheet at the time of the City Cinemas Transaction other than the option fee, which has been deferred and is being amortized over the 10 year period of the lease.

SHC is indirectly owned by Messrs. James J. Cotter and Michael Forman. Mr. Cotter is our Chairman, Chief Executive Officer and controlling stockholder. Mr. Forman is a major holder of our Class A Stock. As the transaction was a related party transaction, it was reviewed and approved by a committee of our Board of Directors comprised entirely of independent directors.

Since we entered into the City Cinemas Transaction, two of the cinema properties involved in that transaction have been sold to third parties for redevelopment: the Murray Hill Cinema and the Sutton Cinema. These purchasers paid $10,000,000 and $18,000,000 respectively for these two properties, which included the cost of acquiring the fee interest in these properties held by Nationwide Theaters (an affiliate of SHC), the leasehold interest held by SHC, and our rights under the City Cinemas Operating Lease and the City Cinemas Purchase Option. Since we believed that a sale of these properties at these prices was more beneficial to us than continuing to operate them as cinemas, and since the original City Cinemas Transaction did not contemplate a piece-meal release of properties or give us the right to exercise our City Cinemas Purchase Option either (i) on a piece-meal basis or (ii) prior to July 2010, we worked with SHC to devise a transaction that would allow us to dispose of our collective interests in these properties while preserving the fundamental benefits of the transaction for ourselves and SHC. Included among the benefits to be preserved by SHC was the deferral of any capital gains tax with respect to the transfer of the remaining properties until 2010 and assurances that the various properties involved in the City Cinemas Transaction would only be acquired by us on an “all or none” basis. Included among the benefits to be preserved for us was the right to get the benefit of 100% of any appreciation in the properties underlying the City Cinemas Operating Lease between the date of that lease (July 2000) and the date any such properties were sold, provided that we ultimately exercised our purchase rights under the City Cinemas Purchase Option.

As a result of these negotiations and the sale of these two properties, our rent under the City Cinemas Operating Lease has been reduced by approximately $1,861,000 per annum, the exercise price of the City Cinemas Purchase Option has been reduced from $48,000,000 to $33,000,000, and our funding obligation under the City Cinemas Standby Line of Credit has been reduced from $28,000,000 to $13,000,000. In addition, we received in consideration of the release of our interest in the Murray Hill Cinema a cash payment of $500,000. In consideration of the transfer of our interest in the Sutton Cinema we received (i) a $13,000,000 purchase money promissory note (the Sutton Purchase Money Note”) secured by a first mortgage on the Sutton Cinema property (the “Sutton Purchase Money Mortgage”), (ii) a right to acquire up to a 25% interest in the special purpose entity formed to redevelop the Sutton Cinema property for a prorated capital contribution (the “Sutton Reinvestment Option”) or to receive instead an in lieu fee of $650,000, and (iii) the right to operate the Sutton Cinema until such time as the Sutton Purchase Money Note was paid. The Sutton Purchase Money Note was due and payable on October 21, 2005, and carried interest for the first year at 3.85%, increasing in the second year to 8.25%. On September 14, 2004, the Sutton Purchase Money Note was prepaid in full and we exercised our Sutton Reinvestment Option.

In keeping with the “all or nothing” nature of our rights under the City Cinemas Purchase Option, we agreed to use the principal proceeds of the Sutton Purchase Money Promissory Note to fund a portion of our remaining $13.0 million obligation under the City Cinemas Standby Credit Facility. As of December 31, 2004, we have funded $8.0 million of this obligation. We anticipate that the remaining obligation will be fully funded by July 2007. We have also agreed that the principal amount of the City Cinemas Standby Credit Facility will be forgiven if we do not exercise our purchase rights under the City Cinemas Purchase Option. Accordingly, if we exercise our rights under the City Cinemas Purchase Option to purchase the remaining City Cinemas assets, we will be acquiring the remaining assets subject to the City Cinemas Operating Lease for an additional cash payment of $15,000,000, (offsetting against the current $33,000,000 exercise price, the previously paid $5,000,000 deposit and the $13,000,000 principal amount of the City Cinemas Standby Credit Facility) and will receive, in essence, the benefit of 100% of the appreciation in all of the properties initially subject to the City Cinemas Operating Lease between July 2000, and the date such properties were either disposed of or acquired by us pursuant to the City Cinemas Purchase Option. If we do not exercise our option to purchase, then the City Cinemas Credit Facility will be forgiven, and we will not get the benefit of such appreciation. The remaining properties consist of the Village East Cinema, which is located at the corner of 2nd Avenue and 11th Street in Manhattan, on a 27 year land lease, and the Cinemas 1, 2 & 3. It is located on 3rd Avenue between E. 59th and E. 60th Streets in Manhattan and likewise on a long term ground lease. We are currently under contract to purchase the Cinemas 1, 2, & 3 ground lease from another party for $12.2 million.

Since the Murray Hill Cinema sale transaction was structured as a release of our leasehold interest in the Murray Hill Cinema, we did not recognize any gain or loss for either book or tax purposes, other than the $500,000 in lieu fee, which was recognized as non-operating income. We likewise did not book any gain or loss on the disposition of the Sutton Cinema for book purposes. However, we did recognize gain in the amount of approximately $13,000,000 for state and federal tax purposes, which gain was offset against net operating losses. Notwithstanding this offset, we were still liable for alternative minimum tax on the transaction. That alternative minimum tax will, however, be offset against our future tax liabilities. In the event that we decide not to exercise our City Cinemas Purchase Option, we would at that time recognize a $13 million loss for tax purposes.

Following the release of our leasehold interest in the Murray Hill Cinema and disposition of the Sutton Cinema in 2003 we accelerated the amortization of the option fee in the City Cinemas

Purchase Option agreement by $890,000. In addition, in October 2003 we recorded our loan commitment under the City Cinemas Standby Credit Facility as a payable in our long-term debt on the Consolidated Balance Sheet. As a result of having funded $8.0 million of this obligation during 2004, the remaining balance recorded as long-term debt is $5.0 million.

Each of the above modification transactions involved was reviewed by a committee of the independent directors of the Board of Directors with the assistance of outside counsel. In each case, the independent directors of the applicable committee have found the transaction to be fair and in the best interests of Reading and its public stockholders. The material documents memorializing these transactions with SHC have been previously filed as exhibits to this annual report.

Reflecting the disposition of the Murray Hill Cinema and the Sutton Cinema and the amendments to date with respect to the City Cinemas Transaction, we are currently paying SHC rent of $1,686,000 per year on a triple net basis. For the years ended December 31, 2004 and 2003, rent expense to SHC was $2,386,000 and $2,674,000, respectively. We have funded $8,000,000 of our remaining $13,000,000 obligation under the City Cinemas Standby Credit Facility (which currently earns interest at 8.98%, reduced our rent obligation under the City Cinemas Operating Lease to $1,686,000 per year for the Village East Cinema and the Cinemas 1, 2 & 3. Every $1,000,000 in increased funding under the City Cinemas Standby Credit Facility currently will result in an approximately $90,000 annual effective reduction in that rent obligation). We also have the option to purchase in July 2010 the remaining assets under the City Cinemas Operating Agreement (SHC’s long term leasehold interests in the Village East Cinema and the Cinemas 1, 2 & 3 in Manhattan and the improvements comprising these two cinemas) for an additional payment of $15,000,000 (plus whatever unfunded balance remains with respect to our funding obligation under the City Cinemas Standby Credit Facility).

Results of Operations
      On January 01, 2002, we started reporting the operating results of RDGE, CRG and CDL as one, under the name Reading International, Inc. Fiscal 2004, 2003 and 2002 results fully reflect the impact of the Consolidation.
      We currently operate two operating segments: Cinema and Real Estate. Our cinema segment includes the operations of our owned, managed and unconsolidated joint venture cinemas. Our rental/ real estate segment includes the operating results of our commercial real estate holdings, theater real estate and ETRC’s.

      The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands).

Year Ended December 31, 2004	Cinema	Real Estate	Corporate	Total

Revenue	$87,257	$15,725	$—	$102,982
Operating expense	72,476	7,321	—	79,797
Depreciation & amortization	8,569	4,230	100	12,899
General & administrative expense	5,172	638	10,428	16,238

Operating income (loss)	1,040	3,536	(10,528)	(5,952)
Other expense	—	(720)	(745)	(1,465)

Income (loss) before tax	1,040	2,816	(11,273)	(7,417)

Income tax expense	—	—	1,046	1,046

Net income (loss)	$1,040	$2,816	$(12,319)	$(8,463)

Year Ended December 31, 2003

Revenue	$81,464	$12,275	$—	$93,739
Operating expense	65,002	7,436	—	72,438
Depreciation & amortization	7,517	4,301	185	12,003
General & administrative expense	4,782	1,017	8,839	14,638

Operating income (loss)	4,163	(479)	(9,024)	(5,340)
Other income	—	—	123	123

Income (loss) before tax	4,163	(479)	(8,901)	(5,217)

Income tax expense	—	—	711	711

Net income (loss)	$4,163	$(479)	$(9,612)	$(5,928)

Year Ended December 31, 2002

Revenue	$75,717	$10,683	$86	$86,486
Operating expense	62,845	6,482	—	69,327
Depreciation & amortization	5,621	2,689	395	8,705
General & administrative expense	5,789	1,097	7,545	14,431

Operating income (loss)	1,462	415	(7,854)	(5,977)
Other expense	—	—	(1,971)	(1,971)

Income (loss) before tax	1,462	415	(9,825)	(7,948)

Income tax expense	—	—	6	6

Net income (loss)	$1,462	$415	$(9,831)	$(7,954)

Cinema

2004 Compared with 2003
      As described above, one of our primary businesses consists of the ownership and operation of cinemas. At December 31, 2004, we owned and operated, directly or indirectly through consolidated joint ventures, 271 screens in 41 cinema complexes. This compares to 202 screens in 28 cinemas in December 31, 2003. We also had unconsolidated joint venture interests in an additional 45 screens in 6 cinema complexes and we operated, directly or indirectly, 14 screens in 3 cinema complexes in which we had no ownership interest.

      Our cinema revenue consists of admissions, concessions and advertising. The cinema operating expense consists of the costs directly attributable to the operation of the cinemas including employee-related, occupancy and operating costs and film rent expense. Cinema revenue and expense fluctuates with the availability of quality first-run films and the numbers of weeks the first-run films stay in the market.
      In 2004, we continued to face uncertainties in the domestic cinema market because of the consolidations and financial restructuring that have taken place over the last few years among our competitors. We also continued antitrust litigation against Regal and certain major U.S. film distributors in an effort to stop Regal from preventing the distribution of top grossing first-run film by these distributors to our Village East Cinema. This has resulted in a significant increase in our legal expenditures in 2004 and 2003. Our cinema results were also negatively impacted by our antitrust lawsuits due to Fox and Universal refusing to provide us with their film product in the United States in retaliation for our legal action against them. This was compounded by a general decrease in the number of well received films in 2004 vs. 2003. We have, however, now reached settlement with Disney, DreamWorks, Fox, MGM, Universal and Loews on terms that we believe to be beneficial to our Company and are back on service with Fox and Universal elsewhere in the United States. We are currently pursuing our claims only against Regal, Columbia and Paramount. The impact of the Fox/ Universal boycott in 2004 was much more significant than in 2003 due to the strength of the Fox and Universal product in 2004 compared to 2003. This is particularly true in the case of Fox’s art film arm — Fox Searchlight — which brought to market in 2004 films such as “Sideways,” “Garden State” and “Napoleon Dynamite.”
      In 2004, our cinema operations generated an operating profit, primarily due to the continued positive results of our Australian and New Zealand cinema operations. In addition, our results in 2004 include 6 months of operations of the Anderson circuit in Australia and 4 months of operation of the Movieland circuit in New Zealand which are both discussed in Note 6. Our Australian and New Zealand operations represent a significant part of our overall business. As such, our operations are subject to the effects of currency rate fluctuation. The respective exchange rates of the U.S. dollar to the Australian dollar at December 31, 2004 and 2003 were $0.7709 and $0.7520 respectively. The respective exchange rates of the U.S. dollar to the New Zealand dollar at December 31, 2004 and 2003 were $0.7125 and $0.6557, respectively. To date, from a net income perspective, our operating results have not been significantly affected by currency rate fluctuations.
      Operating expense increased in 2004 compared to 2003 primarily as a result of variable costs such as film rental and payroll expenses that normally fluctuate in direct relation to the increases or decreases in revenue. In 2004 however, there was an added dynamic. In our domestic market the severe reduction in revenue brought about by the lack of first-run product due to the now resolved Fox/ Universal boycott, was not capable of being fully adjusted for in the operating expense. All our cinemas have a threshold limit of fixed costs that, in the short term, cannot be adjusted in line with precipitous declines in revenue. As we have now resolved our disputes with all but two distributors — Columbia and Paramount — we are optimistic that the supply issues that plagued us in 2004 will be significantly mitigated. In Australia and New Zealand the Anderson and Movieland acquisitions, which in general operated at lower margins than us, had not yet fully been integrated into the “Reading mode” by year-end.
      Depreciation and amortization expense increased in 2004 when compared to 2003 due to:

•	increased domestic depreciation expense stemming from various renovation/remodeling projects undertaken at the Angelika New York and Village East cinemas; and

•	increased depreciation and amortization expense related to our acquisitions of the Movieland and Anderson circuits.
      General and administrative expense increased in 2004 when compared to 2003. The increase in general and administrative expenses is primarily related to the pre-opening expenses at our two new cinemas in Australia that opened in December. As they were only open for less than a month, their operating results for 2004 were distorted by their inability to generate sufficient earnings to offset these pre-opening expenses.

2003 Compared with 2002
      At December 31, 2003, we operated, directly or indirectly through consolidated joint ventures, 200 screens in 28 cinema complexes and held unconsolidated joint venture interests in an additional 37 screens in five cinema complexes. This compares to 209 screens in 30 cinemas at December 31, 2002. During 2003, we closed two of our domestic cinemas and one of our Puerto Rico cinemas. One of the domestic cinemas and the Puerto Rico cinema were closed in light of competitive pressures from new cinema development. The other domestic cinema was sold, as its highest and best use was no longer for cinema purposes. Our cinema segment included the operating results of both our consolidated and unconsolidated joint venture interests. At December 31, 2003, we managed 4 screens in one cinema compared to 5 screens in two cinemas at December 31, 2002.
      In 2003, we continued to face uncertainties in the domestic cinema market flowing from the consolidation of our industry and the financial restructuring, following bankruptcy, of some of the largest exhibition companies in the United States. Our operating results were also adversely effect by our antitrust litigation against Regal, Loews and virtually all of the major U.S. film distributors (other than Warner Bros. and Miramax). This resulted in a significant increase in our legal expenditures in 2003 over 2002 legal expenditures and a loss of access to Fox and Universal film product in the United States, due to their unwillingness to license films to us in the United States so long as the litigation was ongoing. Our Australia and New Zealand circuits did not experience the same types of issues; however, our cinema results in Australia were adversely affected by an industry wide reduction in the compensation paid to exhibitors for screen advertising and our inability to renew, on a comparable basis, the film advertising contract that expired in July 2003, and by a similar decline in film advertising revenue in New Zealand.
      In Australia and New Zealand, we had a strong year both in terms of attendance and box office receipts benefiting from a series of well-received films throughout the year such as the “Pirates of the Caribbean,” “Matrix Revolution,” “Elf,” “Mystic River” and “Lord of the Rings: Return of the King.”
      Our cinema revenues consisted of admissions, concessions, and advertising. The cinema expenses consisted of the costs directly attributable to the operation of the cinemas including employee-related, occupancy and operating costs, and depreciation and film rent expense. Cinema revenues and expenses fluctuated with the availability of quality first-run films and the numbers of weeks the first-run films stay in the market.
      In 2003, our cinema operations generated an operating profit, primarily due to the continued positive results of our Australian and New Zealand cinema operations. Our Australian and New Zealand operations represented a significant part of our overall business. As such, our operations were subject to the effects of currency rate fluctuation. The respective exchange rates of the U.S. dollar to the Australian dollar at December 31, 2003 and 2002 were $0.7520 and $0.5625, respectively. The respective exchange rates of the U.S. dollar to the New Zealand dollar at December 31, 2003 and 2002 were $0.6557 and $0.5239, respectively.
      We operated our Courtenay Central 10-plex for the full year of 2003 which contributed favorably to our operating results. Domestically and in Puerto Rico, both our per screen revenue and attendance increased when compared to 2002 despite the fact that we operated fewer screens in 2003 due to the closure of cinemas in Manhattan, Minneapolis and Puerto Rico, and despite the impact of the Fox/Universal film boycott which began in March 2003.
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
      General and administrative expense decreased in 2003 when compared to the same periods in 2002 despite the revenue growth in our business. Beneficial lease rent payments made to SHC under the City Cinemas Operating Lease of approximately $2,674,000 and $2,815,000 in 2003 and 2002, respectively, are recorded as general and administrative expense of the Cinema segment. As a result, the decrease in the general and administration expense was primarily driven by:

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

Real Estate
      As discussed above, our other major business segment is the operation of real estate properties. These include our rental generating real estate holdings which includes our rental live theaters, and investments in several real estate holdings in various stages of development.

2004 Compared with 2003

Rental Real Estate Holdings
      For fiscal 2004, our rental generating real estate holdings consisted of:

•	the Belmont, Perth ETRC, the Auburn, Sydney ETRC and the Courtenay Central ETRC in Wellington, New Zealand;

•	three single auditorium live theaters in Manhattan (Minetta Lane, Orpheum, and Union Square) and a four auditorium live theater complex in Chicago (The Royal George) and their accompanying ancillary retail and commercial tenants;

•	the ancillary retail and commercial tenants at some of our cinema locations;

•	an office building located in Glendale, California (which we are under contract to sell in the first quarter of 2005); and

•	certain domestic properties historically used in our railroad operations (which were held for sale at December 31, 2004).
      During 2004, we acquired the following real property interests:

•	three fee parcels, incident to our acquisition of the Movieland Circuit in New Zealand. These parcels included, in addition to cinemas, expansion space for two of the cinemas and the ancillary retail and commercial tenants at two of the locations;

•	an approximately 13,000 square foot parcel next to our Newmarket site. It is anticipated that the acquisition of this fee interest will enable us to develop a cinema at that site, in addition to the approximately 100,000 square foot shopping center being constructed at that location as discussed below under the caption “Property Held for Development;” and

•	the beneficial interest under an executory agreement to purchase the fee interest in the land underlying our Cinemas 1, 2 & 3 property.

      Net income increased in 2004 for the real estate segment compared to 2003, primarily due to the following:

•	an increase in rental revenue at our Australia and New Zealand ETRC’s due to higher occupancy rates;

•	an increase in rental revenue relating to the ancillary retail and commercial tenants at two of our locations acquired in the Movieland acquisition;

•	renegotiation of rents at our Union Square property which resulted in a $358,000 per annum increase; and

•	a 2% decrease in “dark-time” (period when the live theaters carry no productions) when compared to fiscal 2003 at our rental live theaters. The rental live theaters’ decrease in dark time was positively impacted by the continued success of the production, Stomp, at our Orpheum Theater as well as improved occupancy rates in our Royal George Theater (where a production has been in our main stage for 31 weeks in 2004; this stage had been dark for 49 weeks in 2003) and Minetta Theater.

Property Held for Development
      For fiscal 2004 our investments in real estate held for development consisted of:

•	an approximately 50-acre property located in the Burwood area of Melbourne, Australia (currently in the zoning and planning stages for mixed use residential, retail, entertainment and commercial purposes);

•	an approximately three-acre property located in the Moonee Ponds area of Melbourne, Australia (currently in the planning stages as an ETRC);

•	an approximately four-acre property located in the Newmarket area of Brisbane, Australia (currently in the construction phase for a multiplex cinema and an approximately 100,000 square foot shopping center);

•	an approximately two-acre property located adjacent to our Auburn ETRC in the Auburn area of Sydney, Australia (currently being held for development);

•	an approximately one acre property located adjacent to the Courtenay Central ETRC in Wellington, New Zealand (currently in the design and governmental approval stages; negotiations are ongoing with two anchor tenants with respect to development of this approximately 150,000 square foot retail/entertainment addition to our existing Courtenay Central ETRC in downtown Wellington ); and

•	a 25% interest in the redevelopment of our previously sold Sutton Cinema site on 57th street near its intersection with 3rd Avenue. The property is being redeveloped as an approximately 100,000 square foot residential condominium project with ground floor retail.

2003 Compared with 2002

Rental Real Estate Holdings
      For fiscal 2003, our rental generating real estate holdings consisted of:

•	the Belmont, Perth ETRC, the Auburn, Sydney ETRC and the Courtenay Central ETRC in Wellington, New Zealand;

•	three single auditorium live theaters in Manhattan (Minetta Lane, Orpheum, and Union Square) and a four auditorium live theater complex in Chicago (The Royal George) and their accompanying ancillary retail and commercial tenants;

•	the ancillary retail and commercial tenants at some of our cinema locations;

•	an office building located in Glendale, California; and

•	certain domestic railroad-related properties (held for sale).
      Net loss increased in 2003 for the real estate segment compared to 2002, primarily due to the following:

•	a full year of depreciation expense in 2003 attributable to the Courtenay Central ETRC, which opened in March 2002;

•	the write off of certain legal and development costs relating to the Whitehorse Center, an aborted development project in Australia; which was offset by

•	a 9% decrease in “dark-time” (period when the live theaters carry no productions) for our live theater rentals when compared to fiscal 2002. The live theaters’ operating results were positively impacted by the continued success of the production, Stomp, as well as a full year of revenue and the high gross returns earned on the I Love You You’re Perfect, Now Change production. In September 2003, the production of Portraits opened at the Union Square Theater on September 9, 2003 and closed on October 5, 2003.
                       Property Held for Development
      For fiscal 2003 our investments in real estate held for development consisted of:

•	an approximately 50-acre property located in the Burwood area of Melbourne, Australia;

•	an approximately three-acre property located in the Moonee Ponds area of Melbourne, Australia;

•	an approximately four-acre property located in the Newmarket area of Brisbane, Australia;

•	an approximately 12,500 square foot parcel adjacent to the four-acre property located in the Newmarket area of Brisbane;

•	an approximately two-acre property located adjacent to the Auburn ETRC in the Auburn area of Sydney, Australia; and

•	an approximately one acre property located adjacent to the Courtenay Central ETRC in Wellington, New Zealand.

Corporate

2004 Compared to 2003
      Corporate expense/income includes expense and/or income that is not directly attributable to other operating segments.
      During 2004, the increase in General and Administrative expense was primarily made up of:

•	costs for Sarbanes-Oxley implementation and the associated first year audit costs of $520,000;

•	duplicate salaries and severance payments relating to a major change-over in executive personnel at our Australian operation of approximately $540,000; and

•	bank fees associated with financing activities that ultimately were not consummated due to our decision to pursue alternate financing opportunities amounted to approximately $165,000.
      Other expense/income is comprised of:

•	Interest expense/income;

•	Gain/loss on sale of assets;

•	equity income/loss;

•	minority interest; and

•	other miscellaneous income/loss items.

      During 2004, the decrease in other income was primarily made up of:

•	net interest expense of $4,762,000 which was $531,000 higher than 2003 because of higher debt and interest rates and an $91,000 increase in interest related to marking our interest swap instruments to market in accordance with SFAS No. 133 — Accounting for Derivatives; and

•	the absence in income to compensate for the $500,000 release of option, recorded in 2003 with respect to the disposition of our interest in the Murray Hill cinema and for the $2,259,000 also recorded in 2003 with respect to the settlement of certain litigation claims in Australia.
      This was offset in part by:

•	equity earnings from our affiliates of $1,680,000 which was $1,092,000 higher than 2003 primarily due to a full year of earnings from our Christchurch joint venture which opened in September 2003 and a full year of earnings at our Mt. Gravatt joint venture which effected earnings from May 2003; and

•	$1,686,000 of realized exchange gain on monies transferred from our Australian subsidiary to the US parent.

2003 Compared to 2002
      Corporate expense/income includes expense and/or income that is not directly attributable to other operating segments.
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
Business Plan, Capital Resources and Liquidity of the Company

Financial Condition
      Our business plan is to continue to identify, develop and acquire cinema, live theater properties and other properties that may be of an entertainment nature, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long-term leases, which provide flexibility with respect to the usage of such leasehold estates. We continue to focus our acquisitions and development activities primarily in Australia and New Zealand as we believe that there are currently better opportunities in these markets than domestically. We actively continue to pursue efforts to dispose of our interests in Puerto Rico and have already disposed of all of our agricultural interests and assets, and our investment in certain marketable securities. We continue to close under-performing cinema assets, or to sell those which have value as real estate significantly in excess of their value as cinemas.
      While we intend to maintain our entertainment focus, we may from time to time acquire interests in non-entertainment real estate, for example, our investment in the limited liability company that is developing our former Sutton cinema site in Manhattan into an approximately 100,000 square foot condominium known as Place 57. We have not, in more than the past five years, other than our investment in Place 57, which is more in the nature of the redevelopment of one of our existing properties than a new investment, acquired any property other than entertainment properties or properties which we intended at the time to develop, at least in part, for entertainment purposes.

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

Operating Activities
      Cash used in operating activities was $1.0 million in 2004 compared with $5.7 million provided by operations in 2003. The change in cash from operating activities between 2004 and 2003 of $6.7 million is primarily due to:

•	approximately $1.6 million in reduced operating cash flows from our cinemas predominately in the United States;

•	a $1.7 million gain on foreign currency translation;

•	an increase of $1.1 million in equity earnings of unconsolidated investments; and

•	in 2003, a disposal of our Gish stock which resulted in the receipt of $1.0 million in cash proceeds.
      The increase in cash provided by operating activities between 2003 and 2002 of $2.5 million is primarily due to improved cash flow from our cinema and theater operations and an increase in deferred revenues and liabilities.

Investing Activities
      Cash used in investing activities was $15.8 million in 2004 compared to $3.7 million in 2003. The $12.1 million increase in cash used in investing activities from 2004 to 2003 was primarily due to:

•	$20.0 million of business acquisition costs related to the Anderson Circuit acquisition for $5.7 million (AUS$8.0 million), to the Newmarket land purchase of $1.0 million (AUS$1.4 million) and the Movieland Circuit acquisition of $13.3 million (NZ$19.8 million);

•	$3.8 million (AUS$5.0 million) related to the fit-outs to our Westlake and Rhodes locations;

•	$2.3 million of joint venture costs relating to our investment in the Sutton redevelopment project with 205-209 E. 57th Street Associates, LLC; offset by

•	$13.0 million receivable payment on the Sutton Promissory Note.

      Cash used in investing activities decreased in 2003 compared to 2002 primarily due to lower capital investments in 2003. In 2003, we made capital investments on our Newmarket and Burwood projects and improvements to our Angelika New York and Village East cinemas. Also impacting investing activities was our purchase of a 1/3rd interest in a Mt. Gravatt joint venture for approximately $2,178,000 in connection with our 2003 legal settlement. Cash used in investing was offset by the distributions we received from our joint venture partners.
      In 2002, we included $714,000 in recovery of debt previously written off from the agricultural partnerships which will be non-recurring in nature, since we have discontinued our agricultural operations and disposed of our agricultural assets.

Financing Activities
      Cash provided by financing activities was $7.1 million in 2004 compared to $3.2 million used in financing activities in 2003. The $10.3 million change was primarily due to:

•	$60.7 million of proceeds in borrowings primarily from our new credit facilities in Australia of $24.9 million (AUS$32.3 million) and in New Zealand of $35.5 million (NZ$50.0 million) and

•	$600,000 of lower distributions to minority interests; offset by

•	$52.4 million of repayments on existing debt and obligations.
      Cash used in financing activities was $3.2 million in 2003 compared to $3.6 million of cash provided by financing activities for the same period in 2002. The decrease of $6.8 million of cash provided by financing activities in the year was primarily due to no further bank borrowing in Australia in 2003 compared to 2002.

Contractual Obligations
      The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at December 31, 2004 (in thousands):

	2005	2006	2007	2008	2009	Thereafter

Long-term debt	$610	$1,529	$9,638	$2,785	$56,297	$12,393
Lease obligations	13,601	13,739	13,923	13,173	12,797	98,966
Interest on long-term debt	5,886	5,826	5,695	5,485	3,639	445

Total	$20,097	$21,094	$29,256	$21,443	$72,733	$111,804

      In addition to the above, we have entered into the following purchase commitments:

•	commitment to purchase for $12.2 million the fee interest underlying our current leasehold estate in the Cinemas 1, 2, & 3 properties.

•	put option valued at $175,000 (NZ$261,000) in relation to the stock issued to the sellers of Movieland.

•	commitment to make a capital contribution of $719,000 to 205-209 East 57th Street Associates, LLC relating to the Sutton Redevelopment in the first quarter of 2005.

Summary
      Our cash position at December 31, 2004 was $12.3 million compared to $21.7 million at December 31, 2003. The majority of the $9.4 million difference relates to the following transactions:

•	Cash used in the purchase of the Anderson circuit of $5.7 million (AUS$8.0 million) and the related fit-out costs of two new cinemas $3.8 million (AUS$5.0 million) totaling $9.5 million (AUS$13.0 million);

•	Cash used in the purchase of the Movieland circuit and related fee interests of $13.3 million (NZ$19.8 million);

•	Cash of $1.0 million (AUS$1.4 million) paid for the acquisition of land adjacent to our Newmarket property in Brisbane, Australia;

•	Cash of $1.4 million expended on the Newmarket development project (an approximately 100,000 square foot shopping center located in a suburb of Brisbane, Australia), to date;

•	Cash of $800,000 deposited in connection with our acquisition of the Cinemas 1, 2 and 3 fee interest in Manhattan;

•	Cash of $2.3 million paid as our 25% ownership equity in the redevelopment of the property located on 57th Street just below 3rd Avenue in Manhattan as an approximately 100,000 square foot condominium complex; offset by

•	Net borrowings increase of $21.2 million primarily from increased borrowings in Australia and New Zealand.
      We believe that we have, or will have, sufficient borrowing capacity under our new Australian bank loan facility and our new New Zealand bank loan facility to recoup substantially all of the working capital that we have invested in Australia and New Zealand this year, if we so choose.
      We have put into place several measures that are expected to have or have already had a positive effect on our overall liquidity, including:

•	On December 31, 2004 we entered into a $25.2 million (AUS$32.7 million) construction loan with the Bank of Western Australia, Ltd through our Australian subsidiary Newmarket Properties Pty, Ltd. This loan is to be used to finance the construction of our approximately 100,000 square foot shopping center, currently under construction in Newmarket, Queensland, Australia;

•	In December 2004, we concluded negotiations to move our Los Angeles corporate headquarters out of downtown to the City of Commerce, California, a suburb of Los Angeles, resulting in a projected annual savings of approximately $100,000;

•	On November 23, 2004, we replaced our existing $20.9 million (NZ$31.3 million) New Zealand credit facility with a $35.5 million (NZ$50.0 million) credit facility providing us the funds to pay off the notes payable related to the Movieland acquisition and providing additional funds for current liquidity;

•	On October 4, 2004 we entered into a $39.3 million (AUS$55.0 million) credit facility with the Bank of Western Australia, Ltd through our Australian subsidiary, Reading Entertainment, Australia, Pty, Limited. This credit facility replaces our prior facility with that lender in the amount of $21.4 million (AUS$30 million), expires on January 1, 2009 and provides for interest-only payments until June 30, 2006. At December 31, 2004, we had drawn down $24.9 million (AUS$32.3 million) and issued guarantees of $1.9 million (AUS$2.7 million); therefore, we have $15.4 million (AUS$20.0 million) available to draw on for future liquidity;

•	In January 2004, we concluded the consolidation of our worldwide insurance coverage at an anticipated saving of approximately $500,000 annually in insurance costs. In January 2005, this policy has been renewed with an additional $100,000 savings;

•	As more fully described in the 2003 Annual Report, on October 22, 2003 we finalized the sale of our Sutton Property located in Manhattan. Since we previously held the Sutton Property pursuant to a master operating lease with option to purchase, we expect the net economic effect of the sale will be to reduce our annual net expense by approximately $1.2 million after the first anniversary year of the sale. During 2004, we realized savings of approximately $966,000; and

•	In the first quarter of 2003, as part of our ongoing drive to reduce general and administrative expense and notwithstanding our commitment to sell our Puerto Rico circuit, we consolidated our Puerto Rican administrative support function into our corporate office in Los Angeles, California. This consolidation has resulted in an annual reduction to our general and administrative expense of approximately $170,000.

      Potential uses for funds during 2005 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	the payment of tenant improvement incentives to lessees in Australia and the US;

•	equity funding for several new developments in Australia and New Zealand;

•	funding the balance of the purchase price of the underlying ground lease of our Cinemas 1, 2 & 3 land acquisition; and

•	funding of the Whitehorse Litigation judgment.
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
      We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. We review internal management reports on a monthly basis as well as monitor current and potential future competition in film markets for indications of potential impairment. We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment and we take into consideration, the seasonality of our business. If the sum of the estimated future cash flows, undiscounted, were to be less than the carrying amount of the asset, then an impairment would be recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on a discounted cash flow calculation. Goodwill and intangible assets are evaluated on a reporting unit basis which is basically our business segments. The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value. There are significant assumptions and estimates used in determining the future cash flows and terminal value. Accordingly, actual results could vary materially from such estimates. We had no impairment losses indicated or recorded for the year ended December 31, 2004.
      We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards. We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. As of December 31, 2004, we had recorded approximately $52,413,000 of deferred tax assets related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards and tax credit carry forwards. These deferred tax assets were fully offset by a valuation allowance in the same amount, resulting in a net deferred tax asset of zero. The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income. There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carry forwards and tax credit carry forwards.
      Due to our historical involvement in the railroad industry under RDGE, we have a number of former employees of RDGE claiming monetary compensation for hearing loss, black lung and other asbestos related illness suffered as a result of their past employment with RDGE. With respect to the personal injury claims, our insurance carrier generally pays approximately 98% of the claims and we do not believe that we have a significant exposure. However, we can give no assurance that such reimbursement will continue. In addition, we have an environmental contamination dispute with the City of Philadelphia that has been on going for some time. We intend to vigorously defend our position as we believe a complete disclosure about the property was made at the time we sold the property: however, no assurances can be given that we will prevail.
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
      Our exposure to interest rate risk arises out of our long-term debt obligations. Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a fixed rate into a variable rate and vice versa. Our internal procedures allow us to enter into derivative contracts on certain borrowing transactions to achieve this goal. Our Australian credit facilities provide for floating interest rates but require that not less than a certain percentage of the loans be swapped into fixed rate obligations using the following derivative contracts:

•	Our Australian Corporate Credit Facility provides for floating interest rates, but requires that not less than 50% of the loan be swapped into fixed rate obligations. The facility allowed us to utilize the old swap that was in place from our previous facility, at 6.70%, through its term, and to swap up to 50% of the maximum credit facility immediately. As a result, at December 31, 2004, the floating rate portion, at 6.48% was $3.7 million (AUS$4.8 million); the old swap at 6.70% was $10.2 million (AUS$13.3 million); and the new swap, at 7.44% was $10.9 million (AUS$14.3 million). The old swap expires fully on December 31, 2007, at which time the full swap amount will be held under the new swap, which expires on December 31, 2008. We believe the interest rate and other terms of Our Australian Corporate Credit Facility to be customary for loans of this type in Australia and competitive. All interest rates above include a 1.00% interest rate margin.

•	The Australian construction/term facility of $25.2 million (AUS$32.7 million) provides for a floating rate of interest, but requires not less than 75% of the loan to be swapped into fixed rate obligations. At

December 31, 2004, the fixed rate portion was at 7.18%. The current swap continues until May 31, 2006. The construction loan converts to a term loan on completion of the construction, and is interest only during the construction period and for the remaining years of the term loan expiring on January 1, 2009. All interest rates above include a 1.00% interest rate margin. As of 12/31/2004 there was no drawdown on the facility.

      In accordance with SFAS No. 133, we marked our Australian interest swap instruments to market resulting in $91,000 (AUS$118,000) increase to interest expense during 2004 and an $80,000 (AUS$106,000) decrease in interest expense in 2003.

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

Tax Audit
      The Internal Revenue Service (the “IRS”) has completed its audits of the tax return of RDGE for its tax year ended December 31, 1996 and the tax return of CRG for its tax year ended June 30, 1997. With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by RDGE from CRG as a part of a private placement of securities by RDGE which closed in October 1996.
      By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG. As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE. This proposed change would result in an additional tax liability for CRG of approximately $21,850,000 plus interest of approximately $11,000,000 as of December 31, 2004. In addition, this proposal would result in California tax liability of approximately $5,500,000 plus interest of approximately $3,000,000 as of December 31, 2004. Accordingly, this proposed change represented, as at the end of 2004, an exposure of approximately $41,500,000. Moreover, California has recently enacted “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income. While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers. Accordingly, these provisions may cause an additional $4,000,000 exposure to CRG, for a total exposure of approximately $45,500,000.
      In early February 2005, we had a mediation conference with the IRS concerning this proposed change. The mediation was conducted by two mediators, one of whom was selected by the taxpayer from the private sector and one of whom was an employee of the IRS. In connection with this mediation, we and the IRS each prepared written submissions to the mediators setting forth our respective cases. In its written submission, the IRS noted that it had offered to settle its claims against us at 30% of the proposed change, and reiterated this offer at the medication. This offer constituted, in effect, an offer to settle for a payment of $5,500,000 federal tax, plus interest, for an aggregate settlement amount of approximately $8,000,000. Based on advice of counsel given after reviewing the materials submitted by the IRS to the mediation panel, and the oral presentation made by the IRS to the mediation panel and the comments of the mediators (including the IRS mediator) we determined not to accept this offer.
      We anticipate that we will shortly receive a notice of deficiency in the full amount of the IRS’s proposed change, and we intend to aggressively litigate this matter in the tax court. While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of this matter.
      Since these tax liabilities relate to time periods prior to the Consolidation of CDL, RDGE, and CRG into Reading International, Inc. and since RDGE and CRG continue to exist as wholly owned subsidiaries of RII, it is expected that any adverse determination would be limited in recourse to the assets of RDGE or CRG, as the case may be, and not to the general assets of RII. At the present time, the assets of these subsidiaries are comprised principally of RII securities. Accordingly, we do not anticipate, even if there were to be an adverse judgment in favor of the IRS that the satisfaction of that judgment would interfere with the internal operation or result in any levy upon or loss of any of our material operating assets. The satisfaction of any such adverse judgment would, however, result in a material dilution to existing stockholder interests.
      The IRS has also informally notified us that it intends to disallow the gains booked by RDGE in 1997 as a consequence of its acquisition certain computer equipment and sale of the anticipated income stream from the lease of such equipment to third parties. The result of such disallowance would be the loss of the depreciation deductions that we took with respect to that equipment in the years following 1997. Such disallowance would have the effect of decreasing net operating losses but would not result in any additional federal income tax for such years. We have advised the IRS that we intend to appeal this determination. In turn, such disallowance would increase our state tax exposure for those years by approximately $170,000. Since we offset the gain claimed in 1997 against then expiring net operating losses, the only impact of the IRS’ position at the federal level would be the refund to us of approximately $440,000 plus interest, representing the alternative minimum tax we paid to the IRS with respect to that transaction.

Environmental and Asbestos Claims
      The City of Philadelphia (the “City”) has asserted that the North Viaduct property owned by a subsidiary of Reading requires environmental decontamination and that such subsidiary’s share of any such remediation cost will aggregate approximately $3,500,000. The City has also asserted that we should demolish certain bridges and overpasses that comprise a portion of the North Viaduct. We have in the recent past had discussions with the City involving a possible conveyance of the property. However, these discussions have not produced any definitive offer or proposal from the City. We have also recently received an offer for the property from a firm specializing the in the acquisition and redevelopment of so called “brown fields” sites, indicating to us that the North Viaduct has value over and above costs of remediation. Accordingly, we continue to believe that our recorded remediation reserves related to the North Viaduct are adequate.
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
      From time to time we have claims brought against us relating to the exposure of former employees of our rail road operations to asbestos and coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers. However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans. To date, we have only had one such third party claim.

Whitehorse Center Litigation
      On October 30, 2000, we commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against our joint venture partner and the controlling stockholders of our joint venture partner in the Whitehorse Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect on a promissory note (the “K/B Promissory Note”) evidencing a loan that we made to Ms. Khor and Mr. Burr and that was guaranteed by Burstone Victoria PTY, LTD (“Burstone”). The defendants asserted certain set-offs and counterclaims, alleging, in essence, that we breached our alleged obligations to proceed with the development of the Whitehorse Shopping Center, causing the defendants substantial damages. Following trial, the trial court determined that we had breached certain obligations owed to WPG (the joint venture in which we own a 50% interest) but not any obligations owed to Ms. Khor, Mr. Burr or Burstone. Accordingly, due to a variety of factors, we have no direct liability to Ms. Khor, Mr. Burr or Burstone. Furthermore, it appears that any recovery that Ms. Khor, Mr. Burr and/or Burstone may obtain through WPG will be significantly less than their liability to us on the loan. Accordingly, it appears that the net result, in the view of the trial court, is a net liability from Ms. Khor and Mr. Burr to us, before the assessment of attorneys’ fees.
      Australia follows the so called “English Rule” that the prevailing party in an action is entitled to recoup attorney’s fees. However, since (i) both parties to some extent prevailed in their claims, (ii) a number of the defenses and claims raised by Ms. Khor and Mr. Burr were struck down by the court or ultimately conceded at trial by Ms. Khor and Mr. Burr, and (iii) the standard for assessment of attorneys fees is different in an action on a promissory note providing for the assessment of attorneys fees (as did the K/ B Promissory Note), in which case the court will typically assess attorneys fees at 100% of the amount billed, and the assessment of the amount of legal fees in the absence of such a contractual obligation, in which case the court will typically assess attorneys fees at approximately 66% of the amount billed, the amount of attorneys that Ms, Khor and Mr. Burr will be responsible to us for and the amount of legal fees that we will be responsible to Ms. Khor and Mr. Burr is uncertain, and currently awaits determination of this issue by the Trial Court.
      We have retained a senior Queen’s Counsel to conduct an independent review of the evidence submitted at trial and the trial court’s opinion, and have been advice of such counsel, that in his opinion the trial court erred in a number of critical aspects, and that we should have no liability to WPG or any of the Burstone parties. Accordingly, we intend to appeal that part of the trial court’s determination. Since Ms. Khor and Mr. Burr do not contest their liability under the K/B Promissory Note, and since we are advised that there is no right on the part of Ms, Khor and Mr. Burr to set off against their liability on the K/B Promissory Note their judgment against us pending appeal, we currently intend to pursue collection of the principal and interest owed on the K/B Promissory, and to pursue an appeal of the trial court’s decision against us on the repudiation and damages issues.

Other Claims
      We are not a party to any other pending legal proceedings or environmental action which we believe could have a material adverse effect on our financial position.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29” which amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123R (revised 2004) Share-Based Payment which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This statement is effective the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.
      In December 2003, the FASB issued Interpretation (“FIN”) No. 46R Consolidation of Variable Interest Entities — an interpretation of ARB No. 51(Issued 12/03). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected residual returns of the entity; or (3) The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. As of December 31, 2003, we adopted the provisions of this interpretation, which did not have a material effect on our results of operations or financial condition.

Business Climate

Cinema Exhibition — General
      The film exhibition market in Australia and New Zealand is highly concentrated. Typically, the Major Exhibitors own the newer multiplex and mega-plex cinemas, while the independent exhibitors typically have older and smaller cinemas. Accordingly, we believe it likely that the Major Exhibitors may control upwards of 75% of the total cinema box office in Australia and New Zealand. Also, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under-shared facility arrangements, and have historically not engaged in head-to-head competition, except in the downtown areas of Sydney and Melbourne.
      In recent years, the domestic cinema exhibition industry has gone through major retrenchment and consolidation, creating considerable uncertainty as to the direction of the domestic film exhibition industry, and our role in that industry. Several major cinema exhibition companies have gone through bankruptcy over the past five years, or have been otherwise financially restructured. Regal Cinemas emerged from bankruptcy and combined with Edwards and United Artists (which also went through bankruptcy) to create a circuit that has now grown to 6,273 screens, in 558 cinemas. Loews was recapitalized and grown to a circuit of 2,176 screens in 200 cinemas. Landmark Theaters, the largest art and specialty film exhibitor in the United States, has also emerged from bankruptcy and is now owned by a private company controlled by Mark Cuban (an individual with a reported personal net worth of $1.3 billion.) These companies, having used bankruptcy to restructure their debt and to rid themselves of burdensome leases and in some cases to consolidate, are now much stronger competitors than they were just a few years ago.
      A significant number of older conventional screens have, as a result of this consolidation process, been taken out of the market. We estimate that the total domestic screen count has decreased from 37,396 in 2000 to 36,179 in 2004. Industry analysts project further consolidation in the industry, as players such as Cablevision seek to divest their domestic cinema exhibition assets. Accordingly, while we believe that recent developments may in some ways have aided the overall health of the domestic cinema exhibition industry, there remains considerable uncertainty as to the impact of this consolidation trend on us and our domestic cinema exhibition business, as we are forced to compete with these stronger and reinvigorated competitors and the significant market share commanded by these competitors.
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

Cinema Exhibition — North America
      In North America, distributors may find it more commercially appealing to deal with major exhibitors, rather than to deal with independents like us, which tends to suppress supply screens in a very limited number of markets. This competitive disadvantage has increased significantly in recent periods with the development of mega circuits like Regal and Loews, who are able to offer distributors access to screens on a truly nationwide basis, or on the other hand, to deny access if their desires with respect to film supply are not satisfied.
      With the restructuring and consolidation recently undertaken in the industry, and the emergence of increasingly attractive in-home entertainment alternatives, it is unclear what the competitive future holds for our North American operations.
      These recent consolidations in the industry have adversely affected our ability to get film in certain domestic markets where we compete against major exhibitors. We have been involved in litigation against Regal, Loews, and certain of the major film distributors in order to regain access to top-grossing first-run film in the Union Square area of Manhattan. While we have reached some settlements, litigation of this type is expensive, and no assurances can be given that our efforts will be successful. This litigation is ongoing and we can give you no assurances that we will prevail.
      We believe that the reorganization and restructuring of the domestic cinema exhibition market may produce opportunities for us to grow our art and specialty circuit by acquiring, on favorable terms, rights to operate cinemas no longer seen as suitable or competitive as conventional first run film venues, or for other reasons no longer attractive to other exhibitors. We cannot assure you that such opportunities will evolve and we do not intend to aggressively pursue such opportunities. If such opportunities do not become available, we will focus on the operation of our existing cinemas and the exploitation of the real estate elements underlying those cinemas.

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
      In December 2002, the Major Exhibitors acquired Val Morgan, the principal lessee of screen advertising space in Australia and New Zealand. During 2003 and 2002, we received approximately $1,339,000 (AUS$1,681,000 and NZ$396,000) and $1,254,000 (AUS$1,942,000 and NZ$308,000) respectively from Val Morgan for screen advertising. Notwithstanding concerns expressed by us and other independent exhibitors to the Australian Consumer and Competition Commission (the “ACCC”) that such an arrangement would give the Major Exhibitors an unfair competitive advantage in the area of screen advertising, the ACCC ultimately approved the acquisition due to concerns that, but for the intervention of the Major Exhibitors, Val Morgan would fail. In 2004, Hoyts bought out the interests of Village and Greater Union in Val Morgan. Our contract with Val Morgan expired on July 1, 2003 and was renewed for Australia through September 2004 and has subsequently been renewed through September 2008. Our contract for New Zealand does not expire until March 2009. However, this New Zealand contract does not pertain to our Berkeley Cinemas or to the six cinemas we acquired from third parties in 2004. Under the terms approved by the ACCC, future net revenues are to be split 50/50 between Val Morgan and us for the advertising shown at our cinemas. However, we have no control over Val Morgan’s costs. In light of the fact that Val Morgan was unable to operate profitably under its prior contracts with exhibitors, we believe that future revenues from screen advertising will continue to decrease and may ultimately be materially less, than the screen advertising revenue realized in 2003 and 2002. In 2004, we received approximately $1,149,000 (AUS$1,084,000 and NZ$416,000). The impact of the decline in screen advertising revenues is being mitigated to a certain extent at our parent company level due to the strengthening of the Australian and New Zealand dollars compared to the U.S. dollar in recent periods and a partial year of screen advertising revenue generated at our Movieland cinemas.

Cinema Exhibition — Puerto Rico
      Based upon number of screens, box office revenues and number of theaters, we are the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 2003, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited, but our principal competitor is expected to continue to open theaters competitive with ours. Caribbean Cinemas, our principal competitor, currently operates screens representing approximately 81% of the total box office generated in Puerto Rico. We expect our percentage of that market to go down and our competitor’s percentage of that market to go up, in light of recently opened screens.

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
Forward-Looking Statements
      Our statements in this annual report contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements reflect only our expectations regarding future events and operating performance and necessarily speak only as of the date the information was prepared. No guarantees can be given that our expectation will in fact be realized, in whole or in part. You can recognize these statements by our use of words such as, by way of example, “may,” “will,” “expect,” “believe,” and “anticipate” or other similar terminology.
      These forward-looking statements reflect our expectation after having considered a variety of risks and uncertainties. However, they are necessarily the product of internal discussion and do not necessarily completely reflect the views of individual members of our Board of Directors or of our management team. Individual Board members and individual members of our management team may have different view as to the risks and uncertainties involved, and may have different views as to future events or our operating performance.
      Among the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements are the following:

•	With respect to our cinema operations:

•	The number and attractiveness to movie goers of the films released in future periods;

•	The amount of money spent by film distributors to promote their motion pictures;

•	The licensing fees and terms required by film distributors from motion picture exhibitors in order to exhibit their films;

•	The comparative attractiveness of motion pictures as a source of entertainment and willingness and/or ability of consumers (i) to spend their dollars on entertainment and (ii) to spend their entertainment dollars on movies in an outside the home environment; and

•	The extent to which we encounter competition from other cinema exhibitors, from other sources of outside of the home entertainment, and from inside the home entertainment options, such as “home theaters” and competitive film product distribution technology such as, by way of example, cable, satellite broadcast, DVD and VHS rentals and sales, and so called “movies on demand;”

•	With respect to our real estate development and operation activities:

•	The rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;

•	The extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;

•	The availability and cost of labor and materials;

•	Competition for development sites and tenants; and

•	The extent to which our cinemas can continue to serve as an anchor tenant which will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations;

•	With respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate; and previously engaged for many years in the railroad business in the United States:

•	Our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital;

•	The relative values of the currency used in the countries in which we operate;

•	Changes in government regulation, including by way of example, the costs resulting from the implementation of the requirements of Sarbanes Oxley;

•	Our labor relations and costs of labor (including future government requirements with respect to pension liabilities, disability insurance and health coverage, and vacations and leave);

•	Our exposure from time to time to legal claims and to uninsurable risks such as those related to our historic railroad operations, including potential environmental claims and health related claims relating to alleged exposure to asbestos or other substances now or in the future recognized as being possible causes of cancer or other health related problems;

•	Changes in future effective tax rates and the results of currently ongoing and future potential audits by taxing authorities having jurisdiction over our various companies; and

•	Changes in applicable accounting policies and practices.
      The above list is not necessarily exhaustive, as business is by definition unpredictable and risky, and subject to influence by numerous factors outside of our control such as changes in government regulation or policy, competition, interest rates, supply, technological innovation, changes in consumer taste and fancy, weather, and the extent to which consumers in our markets have the economic wherewithal to spend money on beyond-the-home entertainment.
      Given the variety and unpredictability of the factors that will ultimately influence our businesses and our results of operation, it naturally follows that no guarantees can be given that any of our forward-looking statements will ultimately prove to be correct. Actual results will undoubtedly vary and there is no guarantee as to how our securities will perform either when considered in isolation or when compared to other securities or investment opportunities.
      Finally, please understand that we undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.
      Additionally, certain of the presentations included in this annual report may contain “pro forma” information or “non-GAAP financial measures.” In such case, a reconciliation of this information to our GAAP financial statements will be made available in connection with such statements.
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
      At December 31, 2004, approximately 48% and 25% of our assets (determined by the book value of such assets) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $9,293,000 in cash and cash equivalents. At December 31, 2003, approximately 46% and 16% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $18,916,000 in cash and cash equivalents.
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
      Our policy is to borrow in local currencies to finance the development and construction of our entertainment complexes in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 67% and 31% of our Australian and New Zealand assets (based on book value), respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars. At the present time, we have no plan to hedge such exposure.
      Commencing in 2002, we also began recording unrealized foreign currency translation gains or losses which could materially affect our financial position. We have recorded an unrealized foreign currency translation gain of approximately $32,386,000 and $31,196,000 as of December 31, 2004 and 2003, respectively.
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
      The majority of our U.S. bank loans have fixed interest rates; however, one of our domestic loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in approximately $22,000 increase or decrease in our 2004 interest expense.
      While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand. The majority of our Australian and New Zealand bank loans have variable rates. The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above). If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in approximately $502,000 increase in 2004 Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in approximately $498,000 decrease 2004 Australian and New Zealand interest expense.

Item 8 —	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
To the Board of Directors and Stockholders of
Reading International, Inc.
Los Angeles, California:
      We have audited the accompanying consolidated balance sheets of Reading International, Inc., and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reading International, Inc., and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Los Angeles, California
March 25, 2005

READING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2004 and 2003

	December 31,

	2004	2003

	(U.S. dollars in
	thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$12,292	$21,735
Receivables	7,145	4,787
Inventory	804	518
Investment in marketable securities, at cost	29	85
Restricted cash	815	456
Prepaid and other current assets	3,185	2,161

Total current assets	24,270	29,742
Rental property, net	7,396	7,916
Property & equipment, net	133,660	122,546
Property held for development	27,346	24,364
Investment in unconsolidated joint ventures	7,352	3,407
Note receivable due from related party	—	13,000
Capitalized leasing costs	297	411
Goodwill	13,816	5,090
Intangible assets, net	11,957	12,248
Other non-current assets	4,133	4,142

Total assets	$230,227	$222,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$15,341	$13,222
Film rent payable	4,144	4,489
Notes payable — current portion	610	1,930
Income taxes payable	7,157	7,546
Deferred current revenue	2,227	1,561
Other current liabilities	599	1,148

Total current liabilities	30,078	29,896
Notes payable — long-term portion	82,642	69,215
Deferred non-current revenue	733	1,143
Other non-current liabilities	11,294	9,633

Total liabilities	124,747	109,887

Commitments and contingencies (Note 17)
Minority interest in consolidated affiliates	3,470	4,488
Stockholders equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 34,444,167 issued and 20,452,733 outstanding at December 31, 2004 and 33,858,310 issued and 19,866,876 outstanding at December 31, 2003	205	199
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized, 2,198,761 issued and 1,545,506 outstanding at December 31, 2004 and 2,685,669 issued and 2,032,414 outstanding at December 31, 2003	15	20
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares at December 31, 2004 and 2003	—	—
Additional paid-in capital	124,307	123,516
Accumulated deficit	(54,903)	(46,440)
Accumulated other comprehensive income	32,386	31,196

Total stockholders equity	102,010	108,491

Total liabilities and stockholders equity	$230,227	$222,866

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Years Ended December 31, 2004

	Year Ended December 31,

	2004	2003	2002

	(U.S. dollars in thousands,
	except per share amounts)
Operating revenue
Cinema	$87,257	$81,464	$75,717
Real estate	15,725	12,275	10,683
Other	—	—	86

Total operating revenue	102,982	93,739	86,486

Operating expense
Cinema	72,476	65,002	62,845
Real estate	7,321	7,436	6,482
Depreciation and amortization	12,899	12,003	8,705
General and administrative	16,238	14,638	14,431

Total operating expense	108,934	99,079	92,463

Operating loss	(5,952)	(5,340)	(5,977)
Non-operating income (expense)
Interest income	845	808	512
Interest expense	(4,762)	(4,231)	(3,288)
Earnings from investment advances to agricultural partnerships	—	—	1,110
Net gain on sale of marketable securities	—	235	—
Net (loss) gain on sale of assets	(114)	148	—
Other income (expense)	998	2,824	(55)

Loss before minority interest, income tax expense and equity earnings of unconsolidated investments	(8,985)	(5,556)	(7,698)
Minority interest	112	249	461

Loss before income taxes and equity earnings of unconsolidated investments	(9,097)	(5,805)	(8,159)
Income tax expense	1,046	711	6

Loss before equity earnings	(10,143)	(6,516)	(8,165)
Equity earnings of unconsolidated investments	1,680	588	211

Net loss	$(8,463)	$(5,928)	$(7,954)

Basic and diluted — loss per share	$(0.39)	$(0.27)	$(0.36)
Weighted average number of shares outstanding	21,948,065	21,860,222	21,821,236

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the Three Years Ended December 31, 2004

	Common Stock						Accumulated
					Additional		Other	Total
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income/(Loss)	Equity

	(U.S. dollars in thousands)
At January 1, 2002	20,485	$205	1,336	$13	$123,517	$(32,558)	$(52)	$91,125

Net loss	—	—	—	—	—	(7,954)	—	(7,954)
Other comprehensive income:	—	—	—	—	—	—	—	—
Cumulative foreign exchange rate adjustment	—	—	—	—	—	—	7,786	7,786
Unrealized gain on securities	—	—	—	—	—	—	308	308

Total comprehensive income	—	—	—	—	—	—	—	140

At December 31, 2002	20,485	$205	1,336	$13	$123,517	$(40,512)	$8,042	$91,265

Net loss	—	—	—	—	—	(5,928)	—	(5,928)
Other comprehensive income:	—	—	—	—	—	—	—	—
Cumulative foreign exchange rate adjustment	—	—	—	—	—	—	23,373	23,373
Unrealized loss on securities	—	—	—	—	—	—	(219)	(219)

Total comprehensive income	—	—	—	—	—	—	—	17,226

Class A common stock received from stockholder in exchange for Class B common stock	(618)	(6)	696	7	(1)	—	—	—

At December 31, 2003	19,867	$199	2,032	$20	$123,516	$(46,440)	$31,196	$108,491

Net loss	—	—	—	—	—	(8,463)	—	(8,463)
Other comprehensive income:	—	—	—	—	—	—	—	—
Cumulative foreign exchange rate adjustment	—	—	—	—	—	—	1,190	1,190
Total comprehensive income	—	—	—	—	—	—	—	(7,273)

Class B common stock received from stockholder in exchange for Class A common stock	487	5	(487)	(5)	—	—	—	—
Class A common stock issued	99	1	—	—	791	—	—	792

At December 31, 2004	20,453	$205	1,545	$15	$124,307	$(54,903)	$32,386	$102,010

See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Three Years Ended December 31, 2004

	Year Ended December 31,

	2004	2003	2002

	(U.S. dollars in thousands)
Operating Activities
Net loss	$(8,463)	$(5,928)	$(7,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,899	12,003	8,705
Gain on settlement of litigation	(1,375)	(2,259)	—
Loss (gain) on sale of assets, net	114	(148)	—
Realized gain on foreign currency translation	(1,686)	—	—
Equity earnings of unconsolidated investments	(1,680)	(588)	(211)
Minority interest	112	249	461
Earnings from investment advances to Agricultural Partnerships	—	—	(1,110)
Other, net	—	213	56
Changes in assets and liabilities:
Increase in receivables	(889)	(806)	(83)
(Increase) decrease in prepaid and other assets	(885)	1,702	(209)
Increase (decrease) in payable and accrued liabilities	448	(1,626)	1,503
(Decrease) increase in film rent payable	(402)	(4)	509
Increase in deferred revenues and other liabilities	778	2,899	1,498

Net cash (used in) provided by operating activities	(1,029)	5,707	3,165

Investing Activities
Proceeds from disposal of assets, net	157	932	—
Purchase of property and equipment, net	(7,794)	(2,889)	(4,511)
Acquisitions of real estate and leasehold interests, net of cash acquired	(20,031)	—	—
Additions to property held for development	—	(888)	(5,926)
Contributions to unconsolidated joint ventures	(2,290)	(2,032)	(85)
(Increase) decrease in restricted cash	(359)	65	194
Distributions from unconsolidated joint ventures	1,546	1,104	436
Repayment of loan receivable	13,000	—	—

Net cash used in investing activities	(15,771)	(3,708)	(9,892)

Financing Activities
Repayments of debt	(52,439)	(1,431)	(4,958)
Distributions to minority interest	(1,137)	(1,789)	(328)
Proceeds from borrowings	60,681	—	8,130
Repayments from agricultural partnerships and joint ventures	—	—	780

Net cash provided by (used in) financing activities	7,105	(3,220)	3,624

Decrease in cash and cash equivalents	(9,695)	(1,221)	(3,103)
Effect of exchange rate on cash	252	3,670	1,513
Cash and cash equivalents at beginning of year	21,735	19,286	20,876

Cash and cash equivalents at end of year	$12,292	$21,735	$19,286

Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings (net of $178,000 capitalized for property under development in 2002)	$4,634	$3,938	$3,307
Income taxes	$312	$524	$18
Non-Cash Transactions
Sale of Sutton Cinema (Note 4)
Common Stock Issued for stock options exercised (Note 2)
Common Stock Issued for acquisition (Note 18)
Common Stock Exchanged (Note 18)
See accompanying notes to consolidated financial statements.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 1 —	Nature of Business
      Reading International, Inc., a Nevada corporation (“RII” and collectively with its consolidated subsidiaries and corporate predecessors, the “Company,” or “Reading”), was incorporated in 1999 and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”), is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”), and Citadel Holding Corporation (“CDL”). Our businesses consist primarily of:

•	The development, ownership and operation of multiplex cinemas in the United States, Australia, New Zealand and Puerto Rico; and

•	the development, ownership and operation of retail and commercial real estate in Australia, New Zealand and the United States, including entertainment-themed retail centers (“ETRC”) in Australia and New Zealand and live theater assets in Manhattan and Chicago in the United States.
Note 2 — Employee Stock Option Plans
      The 1999 Stock Option Plan of CDL (“1999 Stock Option Plan”) authorizes the grant of options to certain of our employees and directors and our “affiliate” companies, as defined in the 1999 Plan, at exercise prices not less than the market price at the date of grant. Employees are eligible for incentive stock options (“ISO’s”) and employees and directors are eligible for what are commonly known as “nonqualified options” (“NQO’s”). Options may be granted for ten years from the date of the plan’s adoption, and options granted under the 1999 Plan expire ten years after the grant date unless extended. The options are exercisable in installments, generally beginning one year after the date of grant, except for shares granted to directors which vest immediately.
      The 1999 Stock Option Plan is administered by an Administrator who determines the persons to whom the options should be granted, sets the number and timing of any options granted, and prescribes the rules and regulations applicable to the options. Our Board of Directors has formed the “Stock Option and Compensation Committee,” which is comprised entirely of independent non-employee directors, to be the Administrator of the 1999 Plan. Directors James J. Cotter, Jr., William D. Gould, Gerard Laheney and Alfred Villaseñor Jr. served as the members of the Stock Option and Compensation Committee in Fiscal 2004.

			Weighted Average				Weighted Average
	Common Stock		Price of Options		Common Stock		Price of Exercisable
	Options Outstanding		Outstanding		Exercisable Options		Options

	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Outstanding-December 31, 2001	405,250	1,231,470	$5.40	$8.10	303,650	1,231,470	$5.81	$7.53
Expired	(51,250)	(350,290)	$5.24	$11.20	(43,750)	(350,290)	$5.24	$11.20
Granted	1,105,000	—	$3.75	$—	709,688	—	$3.75	$—

Outstanding-December 31, 2002	1,459,000	881,180	$4.15	$6.08	969,588	881,180	$4.59	$7.25
Exercised	—	(696,080)	$—	$5.06	—	(696,080)	$—	$5.06
Expired/ Forfeited	(151,800)	—	$4.10	$—	(151,800)	—	$4.00	$—
Granted	141,000	—	$4.01	$—	35,250	—	$4.01	$—

Outstanding-December 31, 2003	1,448,200	185,100	$4.09	$9.90	853,038	185,100	$4.75	$9.90
Granted	40,000	—	$7.80	$—	40,000	—	$7.80	$—

Outstanding-December 31, 2004	1,488,200	185,100	$4.19	$9.90	893,038	185,100	$4.80	$9.90

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average remaining contractual life of all options outstanding at December 31, 2004 was approximately 7.43 years.
      The following table shows the range of exercise prices for options outstanding as of December 31, 2004 and 2003:

	Number Outstanding at December 31,

Class A Common Stock Range of Exercise Price	2004	2003	2002

$ 2.00 to $ 4.99	1,331,850	1,331,850	1,181,800
$ 5.00 to $ 9.99	75,100	35,100	90,950
$10.00 to $11.00	81,250	81,250	186,250

Total Outstanding	1,488,200	1,448,200	1,459,000

	Number Outstanding at December 31,

Class B Common Stock Range of Exercise Price	2004	2003	2002

$ 2.00 to $ 4.99	—	—	—
$ 5.00 to $ 9.99	35,100	35,100	713,630
$10.00 to $11.00	150,000	150,000	167,550

Total Outstanding	185,100	185,100	881,180

      Pro forma net earnings and earnings per share information reflecting the fair value approach to valuing stock options and the corresponding increase in compensation expense is required by SFAS No. 123, Accounting for Employee Stock Options for each year that we granted stock options. In 2004, we granted 40,000 options to purchase shares of Class A Stock under the 1999 Stock Option Plans. These options are all NQO’s. In 2003, we granted 141,000 options to purchase shares of Class A Stock and these are all ISO’s. In 2002, we granted options to purchase 1,105,000 shares of Class A Stock. Of the options granted in 2002, 975,000 were granted outside the plan as NQO’s and 130,000 were granted under the 1999 Stock Option Plans and are ISO’s. The fair value of the options granted in 2004, 2003, and 2002 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Stock option exercise price	$7.80	$4.01	$3.75
Risk-free interest rate	4.22%	4.04%	3.06%
Expected dividend yield	—	—	—
Expected option life	9.9 yrs	9.9 yrs	9.9 yrs
Expected volatility	36.4%	58.2%	50.2%
Weighted average fair value	$4.28	$2.83	$1.54
      If the fair value of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impacted our after tax loss and net loss per common share for the fiscal years ended at December 31, as follows:

	2004	2003	2002

Pro forma net loss:
Net loss after tax	$(8,463)	$(5,928)	$(7,954)
Add: Stock-based compensation costs included in reported net loss	—	—	—
Deduct: Stock-based compensation costs under SFAS 123	(358)	(287)	(1,330)

Proforma net loss after tax	$(8,821)	$(6,215)	$(9,284)

Pro forma basic net loss per common share:
Pro forma net loss per common share-basic and diluted	$(0.40)	$(0.28)	$(0.43)
Reported net loss per common share-basic and diluted	$(0.39)	$(0.27)	$(0.36)

Note 3 —	Summary of Significant Accounting Policies

Basis of Consolidation
      The consolidated financial statements of RII and its subsidiaries include the accounts of CDL, RDGE and CRG. Also consolidated are Angelika Film Center LLC (“AFC”), in which we own a 50% membership interest and whose only asset is the Angelika Film Centre in Manhattan; Australia Country Cinemas Pty, Limited (“ACC”), a company in which we own a 75% interest, and whose only assets are our leasehold cinemas in Townsville and Dubbo, Australia; and the Elsternwick Classic, an unincorporated joint venture in which we own a 66.6% interest and whose only asset is the Elsternwick Classic cinema in Melbourne, Australia.
      We have concluded that all other investment interests are appropriately accounted for as investments in unconsolidated joint ventures, and accordingly, our unconsolidated investments in 20% to 50% owned companies are accounted for on the equity method. These investment interests include our 33.3% undivided interest in the unincorporated joint venture that owns the Mt. Gravatt cinema in a suburb of Brisbane, Australia, and our 50% undivided interest in the unincorporated joint ventures that own the Reading Christchurch cinema and the four Berkeley cinemas in the greater Auckland, New Zealand area.

Accounting Principles
      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Cash and Cash Equivalents
      We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2003 is approximately $9,733,000 of funds being held in institutional money market mutual funds. At December 31, 2004 no funds were being held in institutional money market mutual funds.

Receivables
      Our receivables balance is composed primarily of credit card receivables, representing the purchase price of tickets or coupon books sold at our various businesses. Sales charged on customer credit cards are collected when the credit card transactions are processed. The remaining receivables balance is primarily made up of the goods and services tax (“GST”) refund receivable from our Australian taxing authorities and the

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management fee receivable from the managed cinemas. We have no history of significant bad debt losses and believe our receivables to be fully collectible.

Inventory
      Inventory is composed of concession goods used in theater operations and is stated at the lower of cost (first-in, first-out method) or net realizable value.

Investment in Marketable Securities
      Marketable securities at December 31, 2004 and 2003 consist of U.S. corporate equity securities and are carried on a cost basis. Realized gains and losses from the sale of securities are determined on a specific identification basis.
      A decline in the market value of a security below cost, that is deemed to be other than temporary, results in a reduction in carrying amount to fair market value. This impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

Fair Value of Financial Instruments
      The carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities. The carrying amounts of our variable-rate secured debt approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to us. See Note 5 — Fair Value of Financial Instruments.

Derivative Financial Instruments
      In accordance with Statement of Financial Accounting Standards SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS No. 138, we carry all derivative financial instruments on our Consolidated Balance Sheets at fair value. Derivatives are generally executed for interest rate management purposes but are not designated as hedges in accordance with SFAS No. 133 and SFAS No. 138. Therefore, changes in market values are recognized in current earnings.

Property Held for Development
      Property held for development consists of land (including land acquisition costs) initially acquired for the potential development of multiplex cinemas and/or ETRC’s. Property held for development is carried at cost. At the time construction of the related multiplex cinema, ETRC, or other development commences, the property is transferred to “property and equipment” and accounted for as construction-in-progress.

Property
      Rental property consists of land and buildings. Property and equipment consists of land, buildings, leasehold improvements, fixtures and equipment. With the exception of land, property and equipment is carried at cost and depreciated over the useful lives of the related assets. In accordance with US GAAP, land is not depreciated.

Construction-in-Progress and Property Development Costs
      Construction-in-progress and property development costs are comprised of direct costs associated with the development of potential cinemas (whether for purchase or lease), the development of ETRC locations or other improvements to real property. Start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition of long-term assets are expensed as incurred.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Advertising Costs
      Costs of advertising are expensed as incurred. Advertising expense for the years ended December 31, 2004 and 2003 are approximately $3,131,000 and $2,976,000, respectively.

Revenue Recognition
      Revenue from cinema ticket sales and concession sales are recognized when sold. Revenue from gift certificate sales is deferred and recognized when the certificates are redeemed. Rental revenue is recognized on a straight-line basis in accordance with SFAS No. 13 — Accounting for Leases.

General and Administrative Expenses
      For years ending December 31, 2004 and 2003, we booked gains on the settlement of litigation related to our Village lawsuit in Australia and our Village East lawsuit in the U.S. of $1,375,000 and $518,000, respectively, as a recovery of legal expenses included in general and administrative expenses.

Translation of Non-U.S. Currency Amounts
      The financial statements and transactions of our Australian and New Zealand cinema and real estate operations are reported in the functional currencies, namely Australian and New Zealand dollars, respectively, and are then translated into U.S. dollars. Assets and liabilities of these operations are denominated in functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Income,” a component of Stockholders’ Equity.
      The carrying value of our Australian and New Zealand assets fluctuates due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars. The exchange rates of the U.S. dollar to the Australian dollar were $0.7709 and $0.7520 as of December 31, 2004 and 2003, respectively. The exchange rates of the U.S. dollar to the New Zealand dollar were $0.7125 and $0.6557, as of December 31, 2004 and 2003, respectively.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share
      Basic earnings per share is calculated using the weighted average number of shares of Class A and Class B Stock outstanding during the years ended December 31, 2004, 2003, and 2002, respectively. Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Stock options to purchase 1,488,200, 1,448,200, and 1,459,000 shares of Class A Common Stock were outstanding at December 31, 2004, 2003, and 2002, respectively, at a weighted average exercise price of $4.19, $4.09, and $4.15 per share, respectively. Stock options to purchase 185,100, 185,100, and 881,180 shares of Class B Common Stock were outstanding at December 31, 2004, 2003, and 2002, respectively, at a weighted average exercise price of $9.90, $9.90, and $6.08 per share, respectively. During the years ended December 31, 2004, 2003 and 2002, we recorded net losses and therefore the effect of the stock options was anti-dilutive and accordingly excluded from the earnings per share computation.

Accounting for the Impairment of Long Lived Assets
      We assess whether there has been an impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. We believe that no impairment in the net carrying values of our investments in real estate and cinema leasehold interests or in unconsolidated real estate entities has occurred for the periods presented.

Goodwill and Intangible Assets
      In June 2001, SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, were issued and are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As required by SFAS No. 142, prior to conducting our goodwill impairment analysis, we assess long-lived assets for impairment in accordance with SFAS No. 144. We then perform the impairment analysis at one level below the operating segment level (see Note 10) as defined by SFAS No. 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment. SFAS No. 142 requires that we estimate the fair value of our reporting units as compared with their estimated book value. If the estimated fair value of a reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of our reporting units, we primarily use the income approach (which uses forecasted, discounted cash flows to estimate the fair value of the reporting unit).

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29” which amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123R (revised 2004) Share-Based Payment which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This statement is effective the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.
      In December 2003, the FASB issued Interpretation (“FIN”) No. 46R Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (Issued 12/03). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected residual returns of the entity; or (3) The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. As of December 31, 2003, we adopted the provisions of this interpretation, which did not have a material effect on our results of operations or financial condition.

Use of Estimates
      The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Reclassifications
      Certain reclassifications, which do not have an effect on net income or on equity, have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

Note 4 —	Related Parties and Transactions

Sutton Hill Transaction
      In 2000, we entered into a transaction with a related party designed to give us (i) operating control, through an operating lease, of the City Cinemas theater chain in Manhattan, and (ii) the right to enjoy any appreciation in the underlying real estate assets, though a fixed price option to purchase these cinemas on an

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all or nothing basis in 2010. Two of the cinemas included in that chain — the Murray Hill Cinema and the Sutton Cinema — have now been sold for redevelopment, under terms that we believe preserve this basic structure and which will, if we exercise our purchase option, give us the future benefit of any appreciation realized in those assets during the time they were under our operation and control.

In July 2000, we acquired from Sutton Hill Capital, LLC (“SHC”) the Manhattan based City Cinemas circuit in a transaction structured as a 10 year operating lease (the “City Cinemas Operating Lease”) with options either to extend the lease for an additional 10 year term or, alternatively, to purchase the improvements and certain of the real estate assets underlying that lease (the “City Cinemas Purchase Option”). We paid an option fee of $5,000,000, which will be applied against the purchase price if we elected to exercise the City Cinemas Purchase Option. The aggregate exercise price of the City Cinemas Purchase Option was originally $48,000,000, and rent was calculated to provide an 8.25% yield to SHC (subject to an annual modified cost of living adjustment) on the difference between the exercise price and the $5,000,000 option fee. Incident to that transaction, we agreed to lend to SHC (the “City Cinemas Standby Credit Facility”) up to $28,000,000, beginning in July 2007, all due and payable in December 2010 (the principal balance and accrued interest on any such loan was likewise to be applied against the option exercise price, in the event the option was exercised). The interest rate on the City Cinemas Standby Credit Facility was also fixed at 8.25%, subject to the same modified cost of living adjustment used to calculate rent under the City Cinemas Operating Lease.

We have no legal obligation to exercise either the option to extend the City Cinemas Operating Lease or the City Cinemas Purchase Option. However, our recourse against SHC on the City Cinemas Standby Credit Facility is limited to the assets of SHC which consist of, generally speaking, only the assets subject to the City Cinemas Purchase Option. In this annual report, we refer to the transaction memorialized by the City Cinemas Operating Lease, City Cinemas Purchase Option and City Cinemas Standby Credit Agreement as the City Cinemas Transaction. Because the City Cinemas Operating Lease is an operating lease and since the City Cinemas Standby Credit Facility was, in our view, adequately secured, no asset or liability was established on our balance sheet at the time of the City Cinemas Transaction other than the option fee, which has been deferred and is being amortized over the 10 year period of the lease.

SHC is indirectly owned by Messrs. James J. Cotter and Michael Forman. Mr. Cotter is our Chairman, Chief Executive Officer and controlling stockholder. Mr. Forman is a major holder of our Class A Stock. As the transaction was a related party transaction, it was reviewed and approved by a committee of our Board of Directors comprised entirely of independent directors.

Since we entered into the City Cinemas Transaction, two of the cinema properties involved in that transaction have been sold to third parties for redevelopment: the Murray Hill Cinema and the Sutton Cinema. These purchasers paid $10,000,000 and $18,000,000 respectively for these two properties, which included the cost of acquiring the fee interest in these properties held by Nationwide Theaters (an affiliate of SHC), the leasehold interest held by SHC, and our rights under the City Cinemas Operating Lease and the City Cinemas Purchase Option. Since we believed that a sale of these properties at these prices was more beneficial to us than continuing to operate them as cinemas, and since the original City Cinemas Transaction did not contemplate a piece-meal release of properties or give us the right to exercise our City Cinemas Purchase Option either (i) on a piece-meal basis or (ii) prior to July 2010, we worked with SHC to devise a transaction that would allow us to dispose of our collective interests in these properties while preserving the fundamental benefits of the transaction for ourselves and SHC. Included among the benefits to be preserved by SHC was the deferral of any capital gains tax with respect to the transfer of the remaining properties until 2010 and assurances that the various properties involved in the City Cinemas Transaction would only be acquired by us on an “all or none” basis. Included among the benefits to be preserved for us was the right to get the benefit of 100% of any appreciation in the properties underlying the City Cinemas Operating Lease between the date of that lease (July 2000) and

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date any such properties were sold, provided that we ultimately exercised our purchase rights under the City Cinemas Purchase Option.

As a result of these negotiations and the sale of these two properties, our rent under the City Cinemas Operating Lease has been reduced by approximately $1,861,000 per annum, the exercise price of the City Cinemas Purchase Option has been reduced from $48,000,000 to $33,000,000, and our funding obligation under the City Cinemas Standby Line of Credit has been reduced from $28,000,000 to $13,000,000. In addition, we received in consideration of the release of our interest in the Murray Hill Cinema a cash payment of $500,000. In consideration of the transfer of our interest in the Sutton Cinema we received (i) a $13,000,000 purchase money promissory note (the Sutton Purchase Money Note”) secured by a first mortgage on the Sutton Cinema property (the “Sutton Purchase Money Mortgage”), (ii) a right to acquire up to a 25% interest in the special purpose entity formed to redevelop the Sutton Cinema property for a prorated capital contribution (the “Sutton Reinvestment Option”) or to receive instead an in lieu fee of $650,000, and (iii) the right to operate the Sutton Cinema until such time as the Sutton Purchase Money Note was paid. The Sutton Purchase Money Note was due and payable on October 21, 2005, and carried interest for the first year at 3.85%, increasing in the second year to 8.25%. On September 14, 2004, the Sutton Purchase Money Note was prepaid in full and we exercised our Sutton Reinvestment Option.

In keeping with the “all or nothing” nature of our rights under the City Cinemas Purchase Option, we agreed to use the principal proceeds of the Sutton Purchase Money Promissory Note to fund a portion of our remaining $13.0 million obligation under the City Cinemas Standby Credit Facility. As of December 31, 2004, we have funded $8.0 million of this obligation. We anticipate that the remaining obligation will be fully funded by July 2007. We have also agreed that the principal amount of the City Cinemas Standby Credit Facility will be forgiven if we do not exercise our purchase rights under the City Cinemas Purchase Option. Accordingly, if we exercise our rights under the City Cinemas Purchase Option to purchase the remaining City Cinemas assets, we will be acquiring the remaining assets subject to the City Cinemas Operating Lease for an additional cash payment of $15,000,000, (offsetting against the current $33,000,000 exercise price, the previously paid $5,000,000 deposit and the $13,000,000 principal amount of the City Cinemas Standby Credit Facility) and will receive, in essence, the benefit of 100% of the appreciation in all of the properties initially subject to the City Cinemas Operating Lease between July 2000, and the date such properties were either disposed of or acquired by us pursuant to the City Cinemas Purchase Option. If we do not exercise our option to purchase, then the City Cinemas Credit Facility will be forgiven, and we will not get the benefit of such appreciation. The remaining properties consist of the Village East Cinema, which is located at the corner of 2nd Avenue and 11th Street in Manhattan, on a 27 year land lease, and the Cinemas 1, 2 & 3. It is located on 3rd Avenue between E. 59th and E. 60th Streets in Manhattan and likewise on a long term ground lease. We are currently under contract to purchase the Cinemas 1, 2, & 3 ground lease from another party for $12.2 million.

Since the Murray Hill Cinema sale transaction was structured as a release of our leasehold interest in the Murray Hill Cinema, we did not recognize any gain or loss for either book or tax purposes, other than the $500,000 in lieu fee, which was recognized as non-operating income. We likewise did not book any gain or loss on the disposition of the Sutton Cinema for book purposes. However, we did recognize gain in the amount of approximately $13,000,000 for state and federal tax purposes, which gain was offset against net operating losses. Notwithstanding this offset, we were still liable for alternative minimum tax on the transaction. That alternative minimum tax will, however, be offset against our future tax liabilities. In the event that we decide not to exercise our City Cinemas Purchase Option, we would at that time recognize a $13 million loss for tax purposes.

Following the release of our leasehold interest in the Murray Hill Cinema and disposition of the Sutton Cinema in 2003 we accelerated the amortization of the option fee in the City Cinemas Purchase Option

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement by $890,000. In addition, in October 2003 we recorded our loan commitment under the City Cinemas Standby Credit Facility as a payable in our long-term debt on the Consolidated Balance Sheet. As a result of having funded $8.0 million of this obligation during 2004, the remaining balance recorded as long-term debt is $5.0 million.

Each of the above modification transactions involved was reviewed by a committee of the independent directors of the Board of Directors with the assistance of outside counsel. In each case, the independent directors of the applicable committee have found the transaction to be fair and in the best interests of Reading and its public stockholders.

Reflecting the disposition of the Murray Hill Cinema and the Sutton Cinema and the amendments to date with respect to the City Cinemas Transaction, we are currently paying SHC rent of $1,686,000 per year on a triple net basis. For the years ended December 31, 2004 and 2003, rent expense to SHC was $2,386,000 and $2,674,000, respectively. We have funded $8,000,000 of our remaining $13,000,000 obligation under the City Cinemas Standby Credit Facility (which currently earns interest at 8.98%, reduced our rent obligation under the City Cinemas Operating Lease to $1,686,000 per year for the Village East Cinema and the Cinemas 1, 2 & 3. Every $1,000,000 in increased funding under the City Cinemas Standby Credit Facility currently will result in an approximately $90,000 annual effective reduction in that rent obligation). We also have the option to purchase in July 2010 the remaining assets under the City Cinemas Operating Agreement (SHC’s long term leasehold interests in the Village East Cinema and the Cinemas 1, 2 & 3 in Manhattan and the improvements comprising these two cinemas) for an additional payment of $15,000,000 (plus whatever unfunded balance remains with respect to our funding obligation under the City Cinemas Standby Credit Facility).

OBI Management Agreement
      Pursuant to a Theater Management Agreement (the “Management Agreement”), our live theater operations are managed by OBI LLC (“OBI Management”), which is wholly owned by Ms. Margaret Cotter who is the daughter of James J. Cotter and a member of our Board of Directors.
      The Management Agreement generally provides that we will pay OBI Management a combination of fixed and incentive fees which historically have equated to approximately 18% of the net cash flow received by us from our live theaters in New York. Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management receives no compensation with respect to a theater at any time when it is not generating revenues for us. This arrangement provides an incentive to OBI Management to keep the theaters booked with the best available shows, and mitigates the negative cash flow that would result from having an empty theater. In addition, OBI Management manages our Royal George live theater complex in Chicago on a fixed fee basis. In 2004, OBI Management earned $419,000 (including $35,000 for managing the Royal George). In 2003, OBI Management earned $400,000 (including $35,000 for managing the Royal George). In each year, we reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Royal George complex.
      OBI Management conducts its operations from our office facilities on a rent-free basis, and we share the cost of one administrative employee of OBI Management. Other than these expenses and travel-related expenses for OBI Management personnel to travel to Chicago as referred to above, OBI Management is responsible for all of its costs and expenses related to the performance of its management functions. The Management Agreement renews automatically each year unless either party gives at least six months’ prior notice of its determination to allow the Management Agreement to expire. In addition, we may terminate the Management Agreement at any time for cause.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Live Theater Play Investment
      From time to time our officers and directors may invest in plays that lease our live theaters. During 2004, an affiliate of Mr. James J. Cotter and Michael Forman have a 25% investment in the play, I Love You, You’re Perfect, Now Change, playing in one of our auditoriums at our Royal George theater. We similarly had a 25% investment in the play. The play has earned for us $35,000 and $64,000 during the years ended December 31, 2004 and 2003, respectively. This investment received board approval from our Conflicts Committee on August 12, 2002.
      The play STOMP has been playing in our Orpheum Theater since prior to the time we acquired the theater in 2001. Messrs. James J. Cotter and Michael Forman own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theater.

Acquisition of the Angelika Film Center
      On September 1, 2000, we acquired from Messrs. James J. Cotter and Michael Forman, a 1/6th (16.7%) interest in AFC. The acquisition of the AFC interest was accounted for as a purchase, in which we issued interest-bearing notes to Messrs. Cotter and Forman, in the amount of $2,250,000 each, bearing interest at 8.25%, that matured in July 2002. These notes were paid in full on December 5, 2002.

Note 5 —	Fair Value of Financial Instruments
      The carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities. Interest rate swap contracts are carried at fair value and included in other liabilities on the consolidated balance sheet. The carrying amounts of our variable-rate secured debt approximate fair value since the interest rates on these instruments are equivalent to rates currently offered us. The following table summarizes our financial instruments and their calculated fair values (dollars in thousands):

	Book Value		Fair Value

Financial Instrument	2004	2003	2004	2003

Cash	$12,292	$21,735	$12,292	$21,735
Accounts receivable	$7,145	$4,787	$7,145	$4,787
Investment in marketable securities	$29	$85	$53	$85
Restricted cash	$815	$456	$815	$456
Interest rate swaps asset	$—	$105	$—	$105
Note receivable	$—	$13,000	$—	$13,000
Accounts and film rent payable	$19,485	$17,711	$19,485	$17,711
Notes payable	$83,252	$71,145	$82,007	$70,251
Interest rate swaps liability	$810	$—	$810	$—

Note 6 —	Acquisitions and Disposal of Assets
      From time to time, we acquire or dispose of various business assets in accordance with our global business plan. During 2004, we made various investments of capital to purchase and/or develop various existing or new assets. In accordance with SFAS No. 141 — Business Combinations, we are in the process of finalizing the purchase price allocation for these acquisitions. A summary of the assets acquired and liabilities assumed on

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the acquisition dates in 2004 (valued at the foreign currency exchange rates at the time of acquisition) and an explanation relating to these acquisitions is as follows:

	“Anderson”	“Movieland”	Newmarket
Assets Acquired	Acquisition	Acquisition	Acquisition	Total

Cash	$135	$18	$—	$153
Receivables	99	48	—	147
Inventory	25	—	—	25
Prepayments	56	—	—	56
Land	—	992	—	992
Building	—	6,083	—	6,083
Lease agreements	282	593	—	875
Fixtures and equipment	3,237	2,157	—	5,394
Property held for development	—	—	1,042	1,042
Plans and permits	—	162	—	162
Deferred tax asset	9	—	—	9
Goodwill	3,129	5,026	—	8,155

Total Acquired Assets	$6,972	$15,079	$1,042	$23,093

Liabilities Assumed

Creditors	$433	$—	$—	$433
Prepaid revenue	8	—	—	8
Accruals	71	—	—	71
Other payables	62	—	—	62
Provisions	95	—	—	95
Lease agreements	450	277	—	727
Loans	661	—	—	661
Put Option	—	175	—	175

Total Liabilities Assumed	$1,780	$452	$—	$2,232

Total Net Assets	$5,192	$14,627	$1,042	$20,861

Movieland Circuit
      In August 2004, we closed a series of agreements which, together, provided for the acquisition of six existing New Zealand cinemas, representing 27 screens, and in the case of three of these locations, the fee interests underlying such cinemas. Two of the locations included ancillary retail and commercial tenants. We also acquired the plans and permits for the development of an additional two screens at each of two of the cinemas, for a potential increase of 4 additional screens.
      The acquisition costs of these cinemas and fee interests amounting to $14.6 million (NZ$21.8 million) was funded by a combination of $13.3 million (NZ$19.8 million) of working capital, $792,000 (NZ$1.2 million) in shares of our Class A Common Stock (98,949 shares issued at $8.00 per share (NZ$11.94, using a NZ$ to US$ exchange ratio of $0.67)), and a $546,000 (NZ$784,000) purchase money promissory note The working capital was funded through a combination of cash of $5.4 million (NZ$8.1 million) and a drawdown under of our new banking facility in New Zealand of $8.3 million (NZ$12.3 million). The shares issued includes a non-transferable option to put to us the Class A Common

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock issued to them at a put price of NZ$11.94 at any time during January 2006. The $546,000 (NZ$784,000) purchase money promissory note has an interest rate of 5.50% and requires that all principal and interest be paid in February 2006.

Anderson Circuit
      On July 1, 2004, we acquired most of the assets of the Australia based “Anderson Circuit” for $6.9 million (AUS$9.7 million) giving us four existing cinemas with 22 screens and agreements to lease with respect to two additional cinemas (with an additional 15 screens) in two facilities then under construction. Prior to selling the circuit, the Andersons had encountered financial difficulties, and substantially all of their cinema assets had been placed in the hands of a receiver by their bank lender. Ultimately, as the result of negotiations with the Andersons, certain other stockholders, landlords and the bank, we were able to acquire all but one of the cinemas that had historically comprised the Anderson circuit and both of their projects (West Lakes and Rhodes) then under development.
      The total acquisition costs of these cinemas, of $5.7 million (AUS$8.0 million), excluding the cost of the fit-out of the two development cinemas, were met from our own funds in conjunction with a $3.4 million (AUS$4.7 million) drawdown on the newly signed $39.3 million (AUS$55.0 million) bank facility. As part of this acquisition, several landlords required bank guarantees, which increased our restricted cash by $296,000 (AUS$417,000) and reduced our total credit facility by $1.9 million (AUS$2.7 million). The total fit-out cost for the two development cinemas aggregated $3.8 million (AUS$5.0 million) and was paid from our own funds.
      As ownership of the various cinemas in the circuit was divided among a variety of entities and subject to the claims of a variety of creditors, the acquisitions were ultimately structured as the acquisition of (i) the shares of one company, which owns as its sole asset the 10-screen leasehold cinema at Epping (a suburb of Melbourne), (ii) agreements to lease with respect to two leasehold cinemas opened in the fourth quarter at Rhodes (8 screens) (a suburb of Sydney) and West Lakes (7 screens) (a suburb of Adelaide), and (iii) three existing leasehold cinemas at Colac (2 screens), Melton (5 screens) and Sunbury (5 screens) (all suburbs of Melbourne).

Newmarket Property
      We currently own an approximately four-acre property located in the Newmarket area of Brisbane, Australia, which we are developing as an approximately 95,000 square foot shopping center. On July 1, 2004, we acquired an approximately 12,500 square foot parcel adjacent to that development site for $1.0 million (AUS$1.4 million). We anticipate that the addition of this property will allow the addition of a complementary cinema element to the project. On December 31, 2004 we entered into a $25.2 million (AUS$32.7 million) construction loan with the Bank of Western Australia, Ltd. This loan will be used to fund the construction of the Newmarket site.

Other Acquisitions or Divestitures
      In addition to the above acquisitions, set out below are certain transactions that are either pending or have been completed during the last 24 months:
      1.     Pending Cinemas 1, 2 & 3 Land Acquisition. On August 4, 2004, we entered into an agreement to purchase for $12 million the approximately 7,840 square-foot fee interest underlying our current leasehold estate in the Cinemas 1, 2 & 3 property located in Manhattan on 3rd Avenue between 58th Street and 59th Street. The ownership of the Cinemas 1, 2 & 3 property is currently divided into three components: the fee interest (which we now have under contract to purchase); the ground lease and improvements (which are owned by Sutton Hill Capital LLC but which we, have an option to purchase as a part of a pool of assets in

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2010); and our current space lease which also runs until 2010. We are currently in negotiations with Sutton Capital to acquire immediately Sutton Capital’s ground lease interest in the property and its proprietary interest in the building and other improvements on the land, and have agreed in principal that, as a part of the transaction, Sutton Capital will have an option to acquire at cost up to a 25% non-managing membership interest in the limited liability company that we have formed to take title to the property. These negotiations are ongoing, and any potential transaction will ultimately be subject to review and approval by the Conflicts Committee of our Board of Directors. In connection with these negotiations, the parties are also discussing an early acquisition of Sutton Capital’s interest in the Village East Cinema. As of December 31, 2004, we had deposited earnest money totaling $800,000 into escrow with respect to the purchase of the fee interest.
      2.     Mt. Gravatt Acquisition. On May 15, 2003, we acquired, for $2,178,000 (AUS$3,244,000), and the settlement of certain litigation claims (i) an undivided 1/3rd interest in the unincorporated joint venture that owns and operates the 16-screen multiplex cinema at the Mt. Gravatt shopping center in suburban Brisbane, Australia and (ii) the right, exercisable at any time prior to December 16, 2003, to sell that interest back to the sellers for $4,960,000 (AUS$7,388,000), the “Put Price.” We have elected to continue to hold our ownership interest in that cinema. In addition, as a part of that settlement, we also received the right to acquire at cost an undivided interest in an additional multiplex cinema development opportunity. The extent of our participation is subject to certain factors outside of our control, but will not be less than a 1/3 interest nor greater than a 1/2 interest. While the development is proceeding, it has not yet reached the point of maturity where we are obliged to make an election whether or not to participate, or as to the extent of our participation.
      Our purchase of our undivided ownership interest in the Mt. Gravatt cinema at the seller’s undepreciated historic cost of $2,178,000 (AUS$3,244,000) resulted in a one-time gain of $2,259,000 (AUS$3,463,000), net of applicable expenses. The gain was based on a fair market value for that unconsolidated joint venture interest of $4,960,000 (AUS$7,388,000), as reflected by the above described “Put Price.” In addition, we received approximately $287,000 (AUS$430,000) in profit distribution covering the period from December 18, 2002 (the agreed effective date of the parties’ settlement) to May 15, 2003 (the date on which the settlement was completed). We additionally booked the recovery of approximately $518,000 in legal fees related to the litigation. As permitted by SFAS No. 141, Business Combinations, the proceeds were prorated and approximately $60,000 (AUS$92,000) was recognized as income. The remainder was recorded as an adjustment to the joint venture purchase price.
      3.     CineVista Cinemas. Negotiations for the sale of the Puerto Rican circuit are ongoing, but have not progressed. No assurances can be given that the sale will be consummated. As a result, effective December 31, 2002, the Puerto Rican circuit was no longer deemed to be an asset held for sale for accounting purposes and was no longer presented as such at December 31, 2004 or 2003, respectively.

Note 7 —	Rental Property
      The table below sets forth our investment in rental property as of the dates indicated (dollars in thousands):

	December 31,

	2004	2003

Rental Property
Land	$2,951	$2,951
Building and improvements	7,516	7,516

	10,467	10,467
Less accumulated depreciation	(3,071)	(2,551)

Rental property, net	$7,396	$7,916

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, our office building located in Glendale, California (the “Glendale Building”) was our only rental property not associated with an entertainment property. This property does not house any of our operations and is not a part of our cinema exhibition business. With the exception of the ground floor space, the Glendale Building is entirely leased to Disney Enterprises, Inc. (“Disney”). The rental rate for the Disney lease, which began on February 1, 1997, is approximately $164,000 per month through the scheduled lease termination date of January 31, 2007. In addition, Disney has the option to renew the lease for one additional five-year period. Direct costs incurred to obtain the lease of $1,355,000, net of $1,058,000 in accumulated amortization, consisting of commissions, legal and other fees, are included in the Consolidated Balance Sheet as “Capitalized leasing costs” at December 31, 2004.

Note 8 —	Property and Equipment

	December 31,

Property and Equipment	2004	2003

	(In thousands)
Land	$29,579	$26,889
Building	69,288	57,919
Leasehold Interests & Improvements	7,947	7,305
Construction-in-progress and property development	6,485	8,348
Fixtures and equipment	52,264	41,397

Total cost	165,563	141,858
Less accumulated depreciation	(31,903)	(19,312)

Property and equipment, net	$133,660	$122,546

      Depreciation expense for property and equipment was $12,591, $11,794 and $6,779 for the three years ending December 31, 2004, 2003 and 2002, respectively.

Note 9 —	Equity Investments, Investment in Joint Ventures and Investment in Affiliates

Australian Joint Venture
      As described in Note 6, in May 2003, we acquired an undivided 1/3 interest in an unincorporated joint venture that owns and operates a 16-screen multiplex cinema in Australia. We own an undivided 1/3 interest in the assets and liabilities of the joint venture, however, our share of assets and liabilities are not included in the Consolidated Balance Sheet. As of December 31, 2004, we have invested $3,845,000 (AUS$4,988,000) in this joint venture. For the years ended December 31, 2004 and 2003, our share of equity earnings of approximately $956,000 (AUS$1,216,000) and $289,000 (AUS$391,000), respectively, was included in the Consolidated Income Statement.

New Zealand Joint Ventures
      We have investments in three joint ventures with Everard Entertainment Ltd in New Zealand (the “NZ JVs”). We entered into the first joint venture in 1998, the second in 2003, and the third in 2004. These joint ventures are unincorporated and as such, we own an undivided 50% interest in the assets and liabilities of each of the joint ventures; however, our share of assets and liabilities are not included in the Consolidated Balance Sheet. As of December 31, 2004, we had invested $1,226,000 (NZ$1,721,000) in these joint ventures.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended December 31, 2004, 2003, and 2002, our portion of the NZ JVs equity earnings of approximately $724,000 (NZ$1,020,000), $298,000 (NZ$461,000) and $248,000 (NZ$456,000), respectively was included in the Consolidated Statement of Operations.

The Sutton Redevelopment Investment
      On September 14, 2004, we acquired for $2.3 million a non-managing membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan. Our membership interest represents a 25% interest in the LLC, and was issued to us by 205-209 East 57th Street Associates, LLC in consideration of a capital contribution equal to 25% of its total book capital, calculated after taking into account the effect of our capital contribution. In December 2004, a capital call of $2,877,000 was made to make up the shortfall in equity resulting from higher than budgeted cost for the redevelopment project. In order not to dilute our 25% interest we decided to increase our capital contribution by $719,000 as requested and will make this payment in the first quarter of 2005.

Investment in AFC
      We own a 50% membership interest in AFC, the sole asset of which is the Angelika Film Center and Café in the Soho District of Manhattan. We are also the managing partner of AFC. As such, the operations of AFC are consolidated into these consolidated financial statements.

Investment in and Advances to the Agricultural Partnerships
      Up until July 2002, we owned, through certain partnerships, a 40% interest in a 1,600-acre citrus farm in California (the “Agricultural Partnerships”). In addition to our equity investment, we had provided financing to the Agricultural Partnerships. We wrote off our investment in the Agricultural Partnerships in 2000 when this investment was deemed unrecoverable. Big 4 Farming, LLC, in which we held an 80% membership interest, provided farm operation services to the Agricultural Partnerships and was paid 5% of the gross agricultural receipts, less certain expenses and reimbursement of its costs. This operation is now inactive. As of July 1, 2002, the Agricultural Partnerships reconveyed the Big 4 Ranch to the original owner in consideration of the release from all obligations and liabilities otherwise owed to the original owner. During the year ended December 31, 2002, we recovered approximately $1,110,000 in loans previously written off. We are no longer in any agricultural businesses.

Note 10 —	Goodwill and Intangible Assets
      Goodwill associated with our asset acquisitions is tested for impairment in the fourth quarter of every year. Based on the projected profits and cash flows of the related assets, it was determined that there is no indication of impairment to our goodwill as of December 31, 2004 or 2003. Goodwill increased during the period primarily due to the acquisitions discussed in Note 6 — Acquisitions and Disposal of Assets. At December 31, 2004, our goodwill of $13,816,000 consists of the following (dollars in thousands):

	Cinema	Real Estate	Corporate	Total

Balance as of January 1, 2004	$1,050	$4,040	$—	$5,090
Goodwill acquired during 2004	7,834	322	—	8,156
Foreign currency exchange adjustment	544	26	—	570

Balance at December 31, 2004	$9,428	$4,388	$—	$13,816

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We have intangible assets subject to amortization in the amount of $11,957,000 and $12,248,000, net of accumulated amortization of $5,295,000 and $4,162,000 for the years ends December 31, 2004 and 2003, respectively. Intangible assets consist of the following (dollars in thousands):

	Beneficial	Option	Acquisition
As of December 31, 2004	Lease	Fee	Costs	Total

Gross carrying amount	$10,459	$5,000	$1,793	$17,252
Less: Accumulated amortization	2,041	2,923	331	5,295

Total, net	$8,418	$2,077	$1,462	$11,957

	Beneficial	Option	Acquisition
As of December 31, 2003	Lease	Fee	Costs	Total

Gross carrying amount	$10,459	$5,000	$951	$16,410
Less: Accumulated amortization	1,271	2,557	334	4,162

Total, net	$9,188	$2,443	$617	$12,248

      We amortize our beneficial leases over the lease terms of twenty years and our option fees and acquisition costs over 10 years. For the years ended December 31, 2004 and 2003, this amortization expense totaled $1,277,000 and $2,142,000, respectively. The estimated amortization expense in the five succeeding years is approximately $1,252,000 per annum. As fully described in Note 4 — Related Parties and Transactions, in October 2003, in connection with the sale of the Sutton Property, among other things, the City Cinemas Purchase Option was amended to remove the Sutton Property and to reduce our exercise price by $5,000,000 from $33,000,000 to $28,000,000. Accordingly, the net carrying value of the $5,000,000 option was reduced by $890,000 to reflect the decrease in the City Cinemas property, still available for purchase following the sale of the Sutton Property in 2003 and the Murray Hill Property in 2002.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Prepaid and Other Assets
      Prepaid and other assets are summarized as follows (dollars in thousands):

	December 31,

	2004	2003

Prepaid and other current assets
Prepaid expenses	$338	$529
Prepaid taxes	762	594
Deposits	983	341
Impounds	599	478
Other	503	219

Total prepaid and other current assets	$3,185	$2,161

Other non-current assets
Railroad right-of-way and other assets	$2,073	$2,804
Long-term restricted cash	399	387
Deferred rent receivable	200	296
Deferred financing costs, net	1,076	451
Deferred expense	353	179
Other	32	25

Total non-current assets	$4,133	$4,142

Note 12 — Future Minimum Rental Income
      Rental revenue amounted to $15,275,000, $12,275,000 and $10,683,000 for the years ended December 31, 2004, 2003 and 2002, respectively. For the year ended December 31, 2004, rental revenue includes the revenue from Courtenay Central, Invercargill, and Napier in New Zealand; Auburn and Belmont in Australia; the Glendale office building in California, the rental live theaters, and the retail space associated within the Union Square, Village East Cinema in New York; and the Royal George Theater in Chicago.
      We have operating leases with the tenants at the Glendale Building that expire in 2005 and are subject to scheduled fixed increases. US GAAP requires that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as “straight-line rents” creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed, generally at the inception of the lease period. Included in our balance sheet as “Other, Non-Current” (see Note 11 — Prepaid and Other Assets) at December 31, 2004 and 2003 are approximately $200,000 and $296,000, respectively, of unbilled rent receivables which have been recorded under the straight-line method.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum rental income under all operating leases is summarized as follows (dollars in thousands):

Year Ending December 31,

2005	$7,173
2006	7,516
2007	4,679
2008	3,615
2009	2,053
Thereafter	12,083

$37,119

Note 13 — Notes Payable

Domestic

City Cinemas Standby Credit Facility
      In connection with the City Cinemas Transaction, we undertook to lend SHC up to $28,000,000, commencing in July 2007. With the release of the Murray Hill cinema from the Operating Lease in February 2002, this obligation decreased to $18,000,000. In connection with the sale of the Sutton Property, as more fully described in Note 4 — Related Parties and Transactions, the City Cinemas Standby Credit Facility was further reduced by $5,000,000 from $18,000,000 to $13,000,000 and the draw down date was changed to the earlier of October 2005 or the payment of the Sutton Purchase Money Note.
      Prior to the sale of the Sutton Property in 2003, our funding obligation under the City Cinemas Standby Credit Facility was not recorded on our Consolidated Balance Sheet. Instead, it was disclosed as an off balance sheet future loan commitment. Following the October 2003 sale of the Sutton Property, this loan commitment was recorded as an “other non-current liability” on our Consolidated Balance Sheet. On September 14, 2004 the Sutton Purchase Money Note was paid, and $8.0 million of the proceeds were called by SHC as a drawdown of the City Cinemas Standby Credit Facility. We have been advised by SHC that it will not be calling the remainder of the City Cinemas Standby Credit Facility ($5.0 million) until July 2007. We are currently paying interest at 8.98% per annum on the $5.0 million that has been funded to date with respect to this facility.
      The City Cinemas Standby Credit Facility is intended to provide SHC with liquidity pending our determination whether or not to purchase the assets leased pursuant to the City Cinemas Operating Lease. Any amounts outstanding under this credit facility at the date the option is exercised will be a credit against the purchase price otherwise payable by us. Initially, SHC’s obligation to repay the amounts advanced under the City Cinemas Standby Credit Agreement was secured by the assets of SHC which comprised the assets subject to the City Cinemas Operating Lease. However, as explained in greater detail in Note 4 and for the reasons set forth in Note 4, incident to the sale of the Sutton Property, we agreed in connection with the sale of the Sutton Cinema, that if we did not exercise the City Cinemas Purchase Option, the principal amount outstanding under the City Cinemas Standby Credit Facility would be forgiven.

Royal George Theater LLC Term Loan
      On November 29, 2002, we entered into a $2,500,000 loan agreement with a financial institution, secured by our Royal George Theater in Chicago, Illinois. The loan is a 5-year term loan that accrues a variable interest rate payable monthly in arrears. As of December 31, 2004, the interest rate on the loan was 5.04%. The loan agreement contains various non-financial covenants. The most restrictive covenant is that we must

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
maintain the ratio of EBITDA (as defined by the loan agreement) to capital expenditures, taxes and loan payments of at least 1.1 to 1. We owed $2,153,000 and $2,319,000 on this term loan as of December 31, 2004 and 2003, respectively. Our interest expense totaled $89,000, $91,000 and $97,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The loan is guaranteed by us.

Union Square Theater Term Loan
      On October 4, 2001, we entered into a $3,500,000 loan agreement with a financial institution secured by our Union Square Theater in Manhattan. This 10-year term loan accrues interest at 7.31% for the first five years with the interest rate adjusting in the sixth year, and may be prepaid at the end of the fifth year without penalty. We owed $3,325,000 and $3,385,000 on this term loan for the years ended December 31, 2004 and 2003, respectively. Our interest expense totaled $245,000 and $250,000 for the years ended December 31, 2004 and 2003, respectively. While this loan is structured as a limited recourse liability (the only collateral being our Union Square building and the tenant leases with respect to that building), this non-recourse structure is somewhat offset by our inter-company obligation under the lease of the live theater portion of the building, which provides for an annual rent of $546,000.

Glendale Office Building Term Loan
      On December 20, 1999, we entered into an $11,000,000 loan agreement with an institutional lender secured by our Glendale Office Building in Glendale, California. This ten-year loan accrues interest at a fixed rate of 8.18% per annum. We owed $10,188,000 and $10,380,000 on this term loan as of ended December 31, 2004 and 2003, respectively. Our interest expense totaled $840,000 and $841,000 for the years ended December 31, 2004 and 2003, respectively. The lender’s recourse under this loan is limited to the Glendale Office Building and the tenant leases related thereto.

Australia

Australian General Corporate Credit Facility
      On October 4, 2004, we entered into a $39.3 million (AUS$55.0 million) credit facility with the Bank of Western Australia, Ltd through our Australian subsidiary, Reading Entertainment, Australia, Pty, Limited (the “Australia Credit Facility”). This credit facility replaces our prior facility with that lender in the amount of $21.4 million (AUS$30.0 million), expires on January 1, 2009 and provides for interest-only payments until June 30, 2006. Our Australian Corporate Credit Facility is secured by substantially all of our cinema assets in Australia, but has not been guaranteed by any company other than several of our wholly owned Australian subsidiaries. As of December 31, 2004, we have drawn down $24.9 million (AUS$32.3 million) on our Australian Corporate Credit Facility with an additional reduction of the overall facility of $1.9 million (AUS$2.7 million) for bank guarantees. At December 31, 2004, the variable interest rate on this credit facility was 6.48%. The credit facility includes a number of affirmative and negative covenants designed to protect the Bank’s security interests. The most restrictive covenant of the facility is a limitation on the total amount that we are able to drawdown based on the total assets that are securing the loan. Our Australian Corporate Credit Facility provides for floating interest rates based on the BBSY (Bank Bill Swap Bid Rate) bid rate, but requires that not less than 50% of the loan be swapped into fixed rate obligations. The facility allowed us to utilize the old swap that was in place for our previous facility, at 6.70%, through its term, and to swap up to 50% of the maximum credit facility immediately. As a result, at December 31, 2004, the floating rate portion, at 6.48% was $3.7 million (AUS$4.8 million); the old swap at 6.70% was notionally $10.2 million (AUS$13.3 million); and the new swap, at 7.44% was notionally $10.9 million (AUS$14.3 million). The old swap fully expires on December 31, 2007, at which time the full swap amount will be held under the new swap, which expires on December 31, 2008. All interest rates above include a 1.00% interest rate margin.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Newmarket Loan
      On December 31, 2004 we entered into a $25.2 million (AUS$32.7 million) construction draw loan with the Bank of Western Australia, Ltd through our Australian subsidiary Newmarket Properties Pty, Ltd. (the “Newmarket Loan”). This loan is being used to finance the construction of our approximately 100,000 square foot shopping center, currently under construction in Newmarket, Queensland, Australia and is generally without recourse to our assets other than the Newmarket construction project and the various Australian based cinema assets which also secure our Australian Corporate Credit Facility. Our Newmarket Loan has not been guaranteed by any entity other than several of our Australian subsidiaries. The construction portion of our Newmarket Loan converts to a term loan on completion of the construction and is interest only during the construction period and for the remaining years of the term loan expiring on January 1, 2009. Our Newmarket Loan provides for floating rate interest and includes usual and customary affirmative and negative covenants designed to protect the bank’s security interest. The most restrictive covenant of the facility is a limitation on the total amount that we are able to drawdown based on the total assets that are securing the loan. While our Newmarket Loan provides for a floating rate of interest, it requires not less than 75% of the loan to be swapped into fixed rate obligations. At December 31, 2004, the fixed rate portion under the interest rate swap was at 7.18%. The current swap continues until May 31, 2006. As of December 31, 2004, we had not as yet drawn down on the loan. All interest rates above include a 1.00% interest rate margin.

Fair Value of Interest Rate Swap Agreements
      In accordance with SFAS No. 133, we marked our Australian interest rate swap instruments to market resulting in $91,000 (AUS$118,000) increase to interest expense during 2004 and a $80,000 (AUS$106,000) decrease in interest expense in 2003 (See Note 23 — Derivative Instruments).

New Zealand

New Zealand Corporate Credit Facility
      On November 23, 2004, we replaced our existing $20.9 million (NZ$31.3 million) credit facility with a $35.5 million (NZ$50.0 million) credit facility with Westpac Banking Corporation. The facility is secured by substantially all of our New Zealand assets, but has not been guaranteed by any entity other than several of our New Zealand subsidiaries. The facility expires on November 23, 2009 and provides for payment of interest only through November 23, 2006. The credit facility has been fully drawn in order to repay the replaced facility and to finance our previously disclosed acquisition of six cinemas (27 screens) and three underlying fee interests in New Zealand. The facility includes various affirmative and negative covenants designed to protect the bank’s security, limits capital expenditures and the repatriation of funds out of New Zealand without the approval of the bank. The most restrictive covenant of the facility is the restriction of transferring funds from subsidiary to parent. Interest on the facility is a floating rate. At December 31, 2004 that rate was 8.25% (which includes a 1.45% interest rate margin) and the amount outstanding was $35.5 million (NZ$50.0 million).

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Notes Payable
      Our aggregate future principal loan payments are as follows (dollars in thousands):

Year Ending December 31,

2005	$610
2006	1,529
2007	9,638
2008	2,785
2009	56,297
Thereafter	12,393

$83,252

      Since approximately $62,586,000 of our total debt of $83,252,000 at December 31, 2004 consisted of debt denominated in Australian and New Zealand dollars, the U.S. dollar amounts of these repayments will fluctuate in accordance with the relative values of these currencies.

Note 14 —	Other Liabilities
      Other liabilities are summarized as follows (dollars in thousands):

	December 31,

	2004	2003

Current liabilities
Deferred payables	$599	$1,104
Other	—	44

	$599	$1,148

Non current liabilities
Foreign withholding taxes	$5,233	$4,995
Straight-line rent liability	3,747	3,387
Other	2,314	1,251

	$11,294	$9,633

Note 15 —	Minority Interest
      The minority interests are comprised of the following:

•	50% of membership interest in AFC by a subsidiary of National Auto Credit, Inc. (“NAC”)

•	25% minority interest in Australian Country Cinemas by 21st Century Pty, Ltd

•	20% minority interest in Big 4 Farming LLC by Cecelia Packing Corporation

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of minority interest are as follows (dollars in thousands):

	December 31,

	2004	2003

AFC	$2,997	$3,816
Australian Country Cinemas	471	672
Other	2	—

	$3,470	$4,488

Note 16 —	Lease Agreements
      Most of our cinemas conduct their operations in leased facilities. Nine of our thirteen operating multiplexes in Australia, three of our seven cinemas in New Zealand and all of our cinemas in the United States and Puerto Rico are in leased facilities. These cinema leases have remaining terms inclusive of options of 10 to 50 years. Certain of our cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of our leases require the payment of property taxes, insurance and other costs applicable to the property. We also lease office space and equipment under non-cancelable operating leases. All of our leases are accounted for as operating leases and accordingly, we have no leases which require capitalization.
      We determine the annual base rent expense of our cinemas by amortizing total minimum lease obligations on a straight-line basis over the lease terms. Base rent expense and contingent rental expense under the operating leases totaled approximately $9,552,000 and $2,164,000 for 2004, respectively, and $8,953,000 and $2,105,000, respectively, for 2003. Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consist of the following at December 31, 2004 (dollars in thousands):

Minimum
Lease
Payments

2005	$13,601
2006	13,739
2007	13,923
2008	13,173
2009	12,797
Thereafter	98,966

Total minimum lease payments	$166,199

      Since approximately $4,222,000 of our total minimum lease payments of $9,552,000 for the year ended December 31, 2004 consisted of lease obligations denominated in Australian and New Zealand dollars, the U.S. dollar amounts of these obligations will fluctuate in accordance with the relative values of these currencies.

Note 17 —	Commitments and Contingencies
     Sutton Hill Capital
      In connection with the City Cinemas Transaction discussed in Note 4, we undertook to lend SHC up to $28,000,000, commencing in July 2007 pursuant to the City Cinemas Standby Credit Facility. With the release of the Murray Hill Cinema from the City Cinemas Operating Lease in February 2002, our funding obligation under the City Cinemas Credit Facility decreased to $18,000,000. With the sale of the Sutton

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property as fully described in Note 4 — Related Parties and Transactions, the City Cinemas Credit Facility was further reduced by $5,000,000 from $18,000,000 to $13,000,000 and the draw down date was accelerated from December 2007 to September 14, 2004, the day the purchaser of Sutton Cinemas property paid off the note receivable to conform to the payment of the Sutton Purchase Money Note.

Cinemas 1, 2 & 3 Land Acquisition
      On August 4, 2004, we entered into an agreement to purchase for $12 million the approximately 7,840 square-foot fee interest underlying our current leasehold estate in the Cinemas 1, 2 & 3 property located in Manhattan on 3rd Avenue between 58th Street and 59th Street. The ownership of the Cinemas 1, 2 & 3 property is currently divided into three components: the fee interest (which we now have under contract to purchase); the ground lease and improvements (which are owned by Sutton Hill Capital LLC, but which we have an option to purchase as a part of a pool of assets in 2010); and our current space lease which also runs until 2010. We are currently in negotiations with Sutton Capital to acquire immediately Sutton Capital’s ground lease interest in the property and its proprietary interest in the building and other improvements on the land, and have agreed in principal that, as a part of the transaction, Sutton Capital will have an option to acquire at cost up to a 25% non-managing membership interest in the limited liability company that we have formed to take title to the property. These negotiations are ongoing, and any transaction, if any, will ultimately be subject to review and approval by the Conflicts Committee of our Board of Directors. In connection with these negotiations, the parties are also discussing an early acquisition of Sutton Capital’s interest in the Village East Cinema. As of December 31, 2004, we had deposited earnest money totaling $800,000 into escrow. For further information as to the status of this acquisition please see Note 25 — Subsequent Events.

New Zealand Joint Venture Loans
      We are the 50% co-owners with the Everard Entertainment Ltd of the assets comprising three unincorporated joint ventures in New Zealand, referred to in these financial statements as the NZ JVs. We are 50% liable for three bank loans aggregating $10,685,000 (NZ$14,996,000) which are secured by a first mortgage over the land and building assets of the three joint ventures. However, as we do not consolidate the accounts of the NZ JVs, the bank loans discussed above are not reflected in the Consolidated Balance Sheet at December 31, 2004. These loans are without recourse to any assets other than our interests in these three joint ventures.
      We are also the tenant under the lease of the Christchurch cinema owned by one of the NZ JVs. While we have assigned our beneficial interest in that lease to one of the NZ JVs, and while Everard Entertainment LTD has agreed to indemnify us as to 50% of any liability under that lease, we remain, as a legal matter, liable to the landlord for 100% of the obligations of the tenant under that lease.

Tax Audit
      The Internal Revenue Service (the “IRS”) has completed its audits of the tax return of RDGE for its tax year ended December 31, 1996 and the tax return of CRG for its tax year ended June 30, 1997. With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by RDGE from CRG as a part of a private placement of securities by RDGE which closed in October 1996.
      By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG. As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE. This

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
proposed change would result in an additional tax liability for CRG of approximately $21,850,000 plus interest of approximately $11,000,000 as of December 31, 2004. In addition, this proposal would result in California tax liability of approximately $5,500,000 plus interest of approximately $3,000,000 as of December 31, 2004. Accordingly, this proposed change represented, as at the end of 2004, an exposure of approximately $41,500,000. Moreover, California has recently enacted “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income. While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers. Accordingly, these provisions may cause an additional $4,000,000 exposure to CRG, for a total exposure of approximately $45,500,000.
      In early February, we had a mediation conference with the IRS concerning this proposed change. The mediation was conducted by two mediators, one of whom was selected by the taxpayer from the private sector and one of whom was an employee of the IRS. In connection with this mediation, we and the IRS each prepared written submissions to the mediators setting forth our respective cases. In its written submission, the IRS noted that it had offered to settle its claims against us at 30% of the proposed change, and reiterated this offer at the medication. This offer constituted, in effect, an offer to settle for a payment of $5,500,000 federal tax, plus interest, for an aggregate settlement amount of approximately $8,000,000. Based on advice of counsel given after reviewing the materials submitted by the IRS to the mediation panel, and the oral presentation made by the IRS to the mediation panel and the comments of the mediators (including the IRS mediator) we determined not to accept this offer.
      We anticipate that we will shortly receive a notice of deficiency in the full amount of the IRS’s proposed change, and we intend to aggressively litigate this matter in the tax court. While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of this matter.
      Since these tax liabilities relate to time periods prior to the Consolidation of CDL, RDGE, and CRG into Reading International, Inc. and since RDGE and CRG continue to exist as wholly owned subsidiaries of RII, it is expected that any adverse determination would be limited in recourse to the assets of RDGE or CRG, as the case may be, and not to the general assets of RII. At the present time, the assets of these subsidiaries are comprised principally of RII securities. Accordingly, we do not anticipate, even if there were to be an adverse judgment in favor of the IRS that the satisfaction of that judgment would interfere with the internal operation or result in any levy upon or loss of any of our material operating assets. The satisfaction of any such adverse judgment would, however, result in a material dilution to existing stockholder interests.
      The IRS has also informally notified us that it intends to disallow the gains booked by RDGE in 1997 as a consequence of its acquisition certain computer equipment and sale of the anticipated income stream from the lease of such equipment to third parties. The result of such disallowance would be the loss of the depreciation deductions that we took with respect to that equipment in the years following 1997. Such disallowance would have the effect of decreasing net operating losses but would not result in any additional federal income tax for such years. We have advised the IRS that we intend to appeal this determination. In turn, such disallowance would increase our state tax exposure for those years by approximately $170,000. Since we offset the gain claimed in 1997 against then expiring net operating losses, the only impact of the IRS’ position at the federal level would be the refund to us of approximately $440,000 plus interest, representing the alternative minimum tax we paid to the IRS with respect to that transaction.

Environmental and Asbestos Claims
      The City of Philadelphia (the “City”) has asserted that the North Viaduct property owned by a subsidiary of Reading requires environmental decontamination and that such subsidiary’s share of any such remediation cost will aggregate approximately $3,500,000. The City has also asserted that we should demolish

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain bridges and overpasses that comprise a portion of the North Viaduct. We have in the recent past had discussions with the City involving a possible conveyance of the property. However, these discussions have not been productive of any definitive offer or proposal from the City. We have also recently received an offer for the property from a firm specializing the in the acquisition and redevelopment of so called “brown fields” sites, indicating to us that the North Viaduct has value over and above costs of remediation. Accordingly, we continue to believe that our recorded remediation reserves related to the North Viaduct are adequate.
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
      From time to time we have claims brought against us relating to the exposure of former employees of our rail road operations to asbestos and coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers. However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans. To date, we have only had one such third party claim.

Whitehorse Center Litigation
      On October 30, 2000, we commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against our joint venture partner and the controlling stockholders of our joint venture partner in the Whitehorse Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect on a promissory note (the “K/B Promissory Note”) evidencing a loan that we made to Ms. Khor and Mr. Burr and that was guaranteed by Burstone Victoria PTY, LTD (“Burstone”). The defendants asserted certain set-offs and counterclaims, alleging, in essence, that we breached our alleged obligations to proceed with the development of the Whitehorse Shopping Center, causing the defendants substantial damages. Following trial, the trial court determined that we had breached certain obligations owed to WPG (the joint venture in which we own a 50% interest) but not any obligations owed to Ms. Khor, Mr. Burr or Burstone. Accordingly, due to a variety of factors, we have no direct liability to Ms. Khor, Mr. Burr or Burstone. Furthermore, it appears that any recovery that Ms. Khor, Mr. Burr and/or Burstone may obtain through WPG will be significantly less than their liability to us on the loan. Accordingly, it appears that the net result, in the view of the trial court, is a net liability from Ms. Khor and Mr. Burr to us, before the assessment of attorneys’ fees.
      Australia follows the so called “English Rule” that the prevailing party in an action is entitled to recoup attorney’s fees. However, since (i) both parties to some extent prevailed in their claims, (ii) a number of the defenses and claims raised by Ms. Khor and Mr. Burr were struck down by the court or ultimately conceded at trial by Ms. Khor and Mr. Burr, and (iii) the standard for assessment of attorneys fees is different in an action on a promissory note providing for the assessment of attorneys fees (as did the K/ B Promissory Note), in which case the court will typically assess attorneys fees at 100% of the amount billed, and the assessment of the amount of legal fees in the absence of such a contractual obligation, in which case the court will typically assess attorneys fees at approximately 66% of the amount billed, the amount of attorneys that Ms, Khor and Mr. Burr will be responsible to us for and the amount of legal fees that we will be responsible to Ms. Khor and Mr. Burr is uncertain, and currently awaits determination of this issue by the Trial Court.
      We have retained a senior Queen’s Counsel to conduct an independent review of the evidence submitted at trial and the trial court’s opinion, and have been advice of such counsel, that in his opinion the trial court erred in a number of critical aspects, and that we should have no liability to WPG or any of the Burstone

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
parties. Accordingly, we intend to appeal that part of the trial court’s determination. Since Ms. Khor and Mr. Burr do not contest their liability under the K/ B Promissory Note, and since we are advised that there is no right on the part of Ms, Khor and Mr. Burr to set off against their liability on the K/ B Promissory Note their judgment against us pending appeal, we currently intend to pursue collection of the principal and interest owed on the K/ B Promissory, and to pursue an appeal of the trial court’s decision against us on the repudiation and damages issues.

Other Claims
      We are not a party to any other pending legal proceedings or environmental action which we believe could have a material adverse effect on our financial position.
Note 18 — Common Stock
      Our common stock trades on the American Stock Exchange under the symbols RDI and RDI.B which are our Class A (non-voting) and Class B (voting) stock, respectively. Our Class A (non-voting) has preference over our Class B (voting) share upon liquidation. No dividends have ever been issued for either share class.
      During 2004, we issued 98,949 shares at $8.00 (NZ$11.94) per share in connection with our acquisition of six cinemas in New Zealand. The holders of these shares have the right to sell such shares back to us at NZ$11.94 per share at any time during January 1, 2006. During 2004, at the request of certain of our stockholders, we exchanged 486,908 shares of our Class B Voting Common Stock held by such holders for a like number of shares of our Class A Non-Voting Common Stock.
Note 19 — Income Taxes
      Loss before provision for income tax expense included the following (dollars in thousands):

	Year Ended December 31,

	2004	2003	2002

United States	$20	$(9,345)	$1,704
Foreign	(9,117)	3,540	(9,863)

	$(9,097)	$(5,805)	$(8,159)

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,

	2004	2003	2002

Current income tax expense (benefit)
Federal	$—	$(1,184)	$(1,134)
State	216	(101)	367
Foreign	830	988	759

Total	1,046	(297)	(8)

Deferred income tax expense
Federal	—	819	11
State	—	189	3
Foreign	—	—	—

Total	—	1,008	14

Total income tax expense	$1,046	$711	$6

      Deferred income taxes reflect the net tax effect of “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax liabilities and assets are as follows (dollars in thousands):

	December 31,

Deferred tax assets (Liabilities)	2004	2003

Acquired and option properties	$1,515	$1,408
Net operating loss carry forwards	27,516	26,921
Impairment reserves	13,439	13,159
Alternative minimum tax carry forwards	3,445	3,415
Unrealized (gain) loss on marketable securities	—	(22)
Installment sale of cinema property	5,671	5,324
Other	827	456

Gross deferred tax assets	52,413	50,661
Valuation allowance	(52,413)	(50,661)

Net deferred tax asset	$—	$—

      We have determined as of December 31, 2004 that $52,413,000 of deferred tax assets does not satisfy the recognition criteria set forth in SFAS No. 109 — Accounting for Income Taxes. Accordingly, a valuation allowance has been recorded for this amount.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, we had the following U.S. net operating loss carry forwards (dollars in thousands):

Expiration Date	Amount

2018	$4
2019	1,376
2020	542
2021	16,777
2022	1,636

$20,335

      We have approximately $3,445,000 in alternative minimum tax credit carry forwards at December 31, 2004 that have no expiration date. In addition, we have approximately $39,000,000 in Australia loss carry forwards and $2,200,000 in New Zealand loss carry forwards that have no expiration date. Finally, we also have approximately $16,950,000 in Puerto Rico loss carry forwards expiring no later than 2011. We do not expect to generate enough Puerto Rico taxable income to materially utilize Puerto Rico loss carry forwards. Reading Management expects no other substantial limitations on the future use of U.S. or foreign loss carry forwards except for reductions in unused U.S. loss carry forwards that may occur in connection with the 1996 Tax Audit described in Note 17 — Commitments and Contingencies.
      The provision for income taxes is different from amounts computed by applying U.S. statutory rate to consolidated losses before taxes. The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,

	2004	2003	2002

Expected tax benefit	$(2,596)	$(1,826)	$(2,784)
Reduction (increase) in taxes resulting from:
Change in valuation allowance	1,752	1,699	1,544
Foreign withholding tax provision	830	802	759
Tax effect of foreign tax rates on current income	341	433	75
State and local tax (benefit) provision	216	88	367
Other items	503	(485)	45

Actual tax provision	$1,046	$711	$6

      Pursuant to ABP No. 23, “Accounting for Income Taxes-Special Areas,” a provision should be made for the tax effect of earnings of foreign subsidiaries which are not permanently invested outside the United States. In our opinion, the earnings of our foreign subsidiaries are not permanently invested outside the United States. No earnings were available in the Reading Australia consolidated group of subsidiaries or in the Puerto Rico subsidiary as of December 31, 2004. The Reading New Zealand consolidated group of subsidiaries generated pre-tax earnings in 2004, though continues with a deficit in earnings accumulated since inception. In our opinion, withholding taxes related to the current pre-tax earnings would not have a material effect on financial reporting. Accordingly, no tax provision under APB 23 has been made.
      We have accrued $11.0 million in income tax liabilities as of December 31, 2004, of which $6.3 million have been classified as income taxes payable and $4.7 million have been classified as other non-current liabilities. We believe this amount represents an adequate provision for our income tax provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes described in Note 14 — Other Liabilities and to the 1996 Tax Audit described in Note 17 — Commitments and Contingencies.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 20 — Comprehensive Income
      US GAAP requires us to classify unrealized gains and losses on equity securities as well as our foreign currency adjustments as comprehensive income. The following table sets forth our comprehensive income for the periods indicated (in thousands):

	Years Ended
	December 31,

	2004	2003

Net loss	$(8,463)	$(5,928)
Cumulative foreign currency adjustment	1,190	23,373
Unrealized loss on securities	—	(219)

Comprehensive (loss) income	$(7,273)	$17,226

Note 21 —	Business Segments and Geographic Area Information
      Effective the fourth quarter of 2004, we reorganized our operating segments separating live theater rental activities from our cinema exhibition segment and included live theater rentals as part of our real estate segment to provide better operational clarity and transparency of reporting.
      The table below sets forth certain information concerning our cinema operations and our real estate operations (including information relating to both our real estate development, retail rental and live theater rental activities) for the three years ended December 31, 2004 (dollars in thousands):

	Cinema	Real Estate	Corporate	Consolidated

2004
Revenue	$87,257	$15,725	$—	$102,982
Net earnings (loss)	1,040	2,816	(12,319)	(8,463)
Assets	81,439	133,110	15,678	230,227
Capital expenditures (including acquisitions)	21,971	11,016	193	33,180

2003
Revenue	$81,464	$12,275	$—	$93,739
Net earnings (loss)	4,163	(479)	(9,612)	(5,928)
Assets	72,180	133,677	17,009	222,866
Capital expenditures (including acquisitions)	3,321	2,401	87	5,809

2002
Revenue	$75,717	$10,683	$86	$86,486
Net earnings (loss)	1,462	415	(9,831)	(7,954)
Assets	54,403	115,451	12,918	182,772
Capital expenditures (including acquisitions)	4,815	5,340	282	10,437
      The cinema results shown above include revenue and operating expense directly linked to our cinema assets.
      The real estate results include rental income from our properties and live theaters offset by operating expense, including mortgage interest.
      Corporate expense/income includes expense and/or income that are not directly attributable to other operating segments.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the book value of our property and equipment by geographical area (dollars in thousands):

	December 31,

	2004	2003	2002

Australia	$67,399	$65,689	$49,258
New Zealand	41,582	31,372	26,127
Puerto Rico	1,987	2,403	2,602
United States	22,692	23,082	23,494

	$133,660	$122,546	$101,481

      The following table sets forth our revenues by geographical area (dollars in thousands):

	December 31,

	2004	2003	2002

Australia	$46,979	$35,833	$31,121
New Zealand	13,531	10,079	5,786
Puerto Rico	12,932	14,336	14,581
United States	29,540	33,491	34,998

	$102,982	$93,739	$86,486

Note 22 — Quarterly Financial Information (Unaudited — dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004
Revenue	$23,338	$25,066	$28,098	$26,480
Net loss	$(1,353)	$(584)	$(2,162)	$(4,364)
Basic loss per share	$(0.06)	$(0.03)	$(0.10)	$(0.20)
Diluted loss per share	$(0.06)	$(0.03)	$(0.10)	$(0.20)

2003
Revenue	$21,970	$23,285	$23,656	$24,828
Net (loss) income	$(1,945)	$1,418	$(2,577)	$(2,824)
Basic (loss) earnings per share	$(0.09)	$0.06	$(0.12)	$(0.12)
Diluted (loss) earnings per share	$(0.09)	$0.06	$(0.12)	$(0.12)
      In our opinion, the unaudited quarterly financial information presented above reflects all adjustments that are necessary for a fair presentation of the results of the quarterly periods presented.
      The net income in the second quarter of 2003 reflects the recognition of a gain of approximately $2,259,000 and the recovery of approximately $518,000 in legal fees relating to the settlement of a lawsuit with certain Australian distributors and exhibitors and is fully described in Note 6 — Acquisitions and Disposal Assets.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 23 — Derivative Instruments
      We are exposed to interest rate changes from our outstanding floating rate borrowings. We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings. From time to time, we may enter into interest rate hedging contracts which effectively convert a portion of our Australian dollar and/or New Zealand dollar denominated variable rate debt to a fixed rate over the term of the interest rate swap. In the case of our Australia borrowings, we are presently required to swap no less than 50% of our draw downs under our Australian Corporate Credit Facility and no less than 75% of our draw downs under our Newmarket Loan into fixed interest rate obligations.
      The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2004:

			Receive Variable
Type of Instrument	Notional Amount	Pay Fixed Rate	Rate	Maturity Date

Interest rate swap	$2,356,000	6.1800%	5.4400%	March 31, 2006
Interest rate swap	$12,585,000	6.6800%	n/a	December 31, 2008
Interest rate swap	$10,985,000	6.4400%	5.4833%	December 31, 2008
Interest rate swap	$10,214,000	5.7000%	5.4833%	December 31, 2007
      In accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in an $91,000 (AUS$118,000) increase to interest expense during 2004 and an $80,000 (AUS$106,000) decrease in interest expense in 2003. We have recorded the fair market value of our interest rate swaps of $810,000 (AUS$1,050,000) as an other long-term liability. The swap with a notional amount of $12,585,000 does not have a Receive Variable Rate because we had not drawn on the facility as of December 31, 2004. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.
Note 24 — Investments in and Advances to Unconsolidated Joint Ventures
      Investments in and advances to unconsolidated joint ventures are accounted for under the equity method of accounting, and as of December 31, 2004 and 2003 include the following (dollars in thousands):

		December 31,

	Interest	2004	2003

Mt. Gravatt	33.3%	$3,845	$2,032
Berkeley Cinemas	50.0%	1,217	1,375
205-209 East 57th Street Associates, LLC	25.0%	2,290	—

Total		$7,352	$3,407

Mt. Gravatt
      As described in Note 6, in May 2003, we acquired an undivided 1/3 interest in an unincorporated joint venture that owns and operates a 16-screen multiplex cinema in Australia.

Berkeley Cinemas
      We have investments in three joint ventures with Everard Entertainment Ltd in New Zealand (the “NZ JVs”). We entered into the first joint venture in 1998, the second in 2003, and the third in 2004. We own an undivided 50% interest in the assets and liabilities of each of the joint ventures.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

205-209 East 57th Street Associates, LLC
      On September 14, 2004, we acquired for $2.3 million a non-managing membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan. As this project is in its development stage, the joint venture had no operating activity for the period ended December 31, 2004. Our membership interest represents a 25% interest in the LLC, and was issued to us by 205-209 East 57th Street Associates, LLC in consideration of a capital contribution equal to 25% of its total book capital, calculated after taking into account the effect of our capital contribution.
      Combined Condensed financial information for the entities accounted for using the equity method is as follows (dollars in thousands):
      Condensed Balance Sheet Information (Unaudited):

	December 31,

	2004	2003

Current Assets	$3,145	$2,077
Non current assets	17,157	12,638
Current Liabilities	4,850	2,775
Non current liabilities	11,385	9,015
Minority Interest	7,352	3,407
      Condensed Statements of Operations Information (Unaudited):

	December 31,

	2004	2003

Net Revenue	$21,195	$15,319
Operating Income	7,971	4,553
Net Income	4,024	2,641
Note 25 — Subsequent Events

Glendale Building
      In January 2005, we entered into a purchase and sale agreement providing for the sale of our Glendale office building in Glendale, California for $21.0 million. Our Glendale Property is currently subject to a first mortgage in the amount of approximately $10.2 million which the buyer intends to assume. It is currently our intention to complete a so-called “1031 exchange” of the Glendale Property for the fee, ground lease and building comprising the Cinemas 1, 2 & 3 property. As the mortgage is non-recourse in nature, we believe it likely that the assumption will be approved. However, no assurances in this regard can be given.

Cinemas 1, 2, & 3
      In relation to the land element of the Cinemas 1, 2 & 3 property, in January 2005, we increased our deposit down payment on the property from $800,000 to $4.0 million and agreed to an increase in the purchase price from $12.0 million to $12.2 million. In return, we acquired an extension of the contract period until June 1, 2005. Although we are working to close this acquisition, no assurances can be given that sufficient financing will be obtained to complete the acquisition.

READING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Colac
      In February 2005, we sold a two screen cinema located on the outskirts of Melbourne, known as the Colac cinema, for approximately $193,000 (AUS$250,000). We purchased the cinema in July 2004 as part of the Anderson Circuit acquisition, but the location was never part of our on-going operational strategy.

Item 9 —	Change in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.
Item 9A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 Exchange Act) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designated to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Reading International, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Reading International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 25, 2005 expressed an unqualified opinion on the consolidated financial statements.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 25, 2005

PART III
Items 10, 11, 12, 13 and 14
      Information required by Part II (Items 10, 11, 12, 13 and 14) of this From 10-K is herby incorporated by reference from the Reading International, Inc.’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

Item 15 —	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a) The following documents are filed as a part of this report:

1. Financial Statements
      The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules for the years ended December 31, 2004, 2003 and 2002
      There are no Financial Statement Schedules to be listed here as the required information is shown in the consolidated financial statements or notes thereto. See Item 8 “Financial Statements and Supplementary Data.”

3. Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

3.1	Certificate of Amendment of Restatement Articles of Incorporation of Citadel Holding Corporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)
3.2	Restated By-laws of Citadel Holding Corporation, a Nevada corporation (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)
3.3	Certificate of Amendment of Articles of Incorporation of Citadel Holding Corporation (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
3.4	Articles of Merger of Craig Merger Sub, Inc. with and into Craig Corporation (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
3.5	Articles of Merger of Reading Merger Sub, Inc. with and into Reading Entertainment, Inc. (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
3.6	Restated By-laws of Reading International, Inc., a Nevada corporation (filed herewith)
10.1	Tax Disaffiliation Agreement, dated as of August 4, 1994, by and between Citadel Holding Corporation and Fidelity Federal Bank (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)
10.2	Standard Office lease, dated as of July 15, 1994, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)
10.3	First Amendment to Standard Office Lease, dated May 15, 1995, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)
10.4	Guaranty of Payment dated May 15, 1995 by Citadel Holding Corporation in favor of Fidelity Federal Bank (filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)

10.5		Exchange Agreement dated September 4, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc. Craig Corporation, Craig Management, Inc., Reading Entertainment, Inc., Reading Company (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)
10.6		Asset Put and Registration Rights Agreement dated October 15, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc., Reading Entertainment, Inc., and Craig Corporation (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)
10.7		Articles of Incorporation of Reading Entertainment, Inc., A Nevada Corporation (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)
10	.7a	Certificate of Designation of the Series A Voting Cumulative Convertible preferred stock of Reading Entertainment, Inc. (filed as Exhibit 10.7a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)
10.8		Lease between Citadel Realty, Inc., Lesser and Disney Enterprises, Inc., Lessee dated October 1, 1996 (filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)
10.9		Second Amendment to Standard Office Lease between Citadel Realty, Inc. and Fidelity Federal Bank dated October 1, 1996 (filed as Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)
10.10		Citadel 1996 Non-employee Director Stock Option Plan (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)
10.11		Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.12		Stock Purchase Agreement dated as of April 11, 1997 by and between Citadel Holding Corporation and Craig Corporation (filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)
10.13		Secured Promissory Note dated as of April 11, 1997 issued by Craig Corporation to Citadel Holding Corporation in the principal amount of $1,998,000 (filed as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)
10.14		Agreement for Purchase and Sale of Real Property between Prudential Insurance Company of America and Big 4 Farming LLC dated August 29, 1997 (filed as Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)
10.15		Second Amendment to Agreement of Purchase and Sale between Prudential Insurance Company of America and Big 4 Farming LLC dated November 5, 1997 (filed as Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)
10.16		Partnership Agreement of Citadel Agricultural Partners No. 1 dated December 19, 1997 (filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.17		Partnership Agreement of Citadel Agricultural Partners No. 2 dated December 19, 1997 (filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.18		Partnership Agreement of Citadel Agricultural Partners No. 3 dated December 19, 1997 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.19		Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 1 and Big 4 Farming LLC (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.20		Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 2 and Big 4 Farming LLC (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

10.21		Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 3 and Big 4 Farming LLC (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.22		Line of Credit Agreement dated December 29, 1997 between Citadel Holding Corporation and Big 4 Ranch, Inc. (filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.23		Management Services Agreement dated December 26, 1997 between Big 4 Farming LLC and Cecelia Packing (filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.24		Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 1 (filed as Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.25		Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 2 (filed as Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.26		Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 3 (filed as Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.27		Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 1 (filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.28		Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 2 (filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.29		Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 3 (filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.30		Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 1 (filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.31		Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 2 (filed as Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.32		Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 3 (filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.33		Administrative Services Agreement between Citadel Holding Corporation and Big 4 Ranch, Inc. dated December 29, 1997 (filed as Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
10.34		Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (filed as Exhibit as 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)
10.35		Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 (filed by Reading Entertainment Inc. as Form 10-K for the year ended December 31, 1999 on April 14, 2000 and incorporated herein by reference)
10.36		Promissory note dated December 20, 1999 between Citadel Holding Corporation and Nationwide Life Insurance 3 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)
10	.37*	Employment Agreement between Citadel Holding Corporation and Andrzej Matyczynski (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)
10.38		Citadel 1999 Employee Stock Option Plan (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.39		Amendment and Plan of Merger By and Among Citadel Holding Corporation and Off-Broadway Theatres, Inc. (filed as Exhibit A to the Company’s Proxy Statement and incorporated herein by reference)
10.40		Amended and Restated Lease Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.41		Amended and Restated Citadel Standby Credit Facility dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.42		Amended and Restated Security Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.43		Amended and Restated Pledge Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.44		Amended and Restated Intercreditor Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. and Nationwide Theatres Corp. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.45		Guaranty dated July 28, 2000 by Michael R. Forman and James J. Cotter in favor of Citadel Cinemas, Inc. and Citadel Realty, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.46		Amended and Restated Agreement with Respect to Fee Option dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Citadel Realty, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.47		Theater Management Agreement between Liberty Theaters Inc. and OBI LLC (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10	.48*	Non-qualified Stock Option Agreement between Reading International, Inc. and James J. Cotter (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
10.49		Omnibus Agreement between Citadel Cinemas, Inc. and Sutton Hill Capital, LLC, dated October 22, 2003 (filed on Quarterly Report Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference)
10.50		Pledge Agreement between Citadel Cinemas, Inc. and Sutton Hill Capital, LLC, dated October 22, 2003 (filed on Quarterly Report Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference)
10.51		Guarantee of Lenders Obligation Under Standby Credit Agreement in favor of Sutton Hill Capital, LLC, dated October 22, 2003(filed on Quarterly Report Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference)
10	.52*	Employment agreement between Reading International, Inc. and Wayne D. Smith (filed herewith)
21		List of Subsidiaries (filed herewith)
23		Consent of Independent Auditors (filed herewith)
31.1		Certification of Principal Executive Officer dated March 25, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		Certification of Principal Financial Officer dated March 25, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer dated March 25, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer dated March 25, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	These exhibits constitute the executive compensation plans and arrangements of the Company.
      (b) Exhibits Required by Item 601 of Regulation S-K

See Item (3) above.
      (c) Financial Statement Schedule

See Item (2) above.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reading International, Inc.
(Registrant)

By:	/s/ Andrzej Matyczynski

Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date: March 25, 2005
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ James J. Cotter James J. Cotter	Chairman of the Board and Director and Chief Executive Officer	March 25, 2005

/s/ Eric Barr Eric Barr	Director	March 25, 2005

/s/ James J. Cotter, Jr. James J. Cotter, Jr.	Director	March 25, 2005

/s/ Margaret Cotter Margaret Cotter	Director	March 25, 2005

/s/ William D. Gould William D. Gould	Director	March 25, 2005

/s/ Edward L. Kane Edward L. Kane	Director	March 25, 2005

/s/ Gerard P. Laheney Gerard P. Laheney	Director	March 25, 2005

/s/ Alfred Villaseñor, Jr. Alfred Villaseñor, Jr.	Director	March 25, 2005