Form 10-Q
period 2005-03-31
READING INTERNATIONAL INC
filed 2005-05-10
CIK 716634

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

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

Yes ☑       No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 6, 2005, there were 20,483,583 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,545,506 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1 – Financial Statements

Reading International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2005	2004

ASSETS

Cash and cash equivalents	$6,985	$12,292
Receivables	6,104	7,246
Inventory	581	804
Investment in marketable securities, at cost	29	29
Restricted cash	471	815
Assets held for sale	8,539	8,590
Prepaid and other current assets	7,499	2,367

Total current assets	30,208	32,143

Property & equipment, net	136,774	133,660
Property held for development	27,417	27,346
Investment in unconsolidated joint ventures	8,565	7,352
Capitalized leasing costs, net	18	20
Goodwill	13,827	13,816
Intangible assets, net	11,652	11,957
Other assets	3,393	3,933

Total assets	$231,854	$230,227

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	(Unaudited)
	March 31,	December 31,
	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued liabilities	$10,191	$13,272
Film rent payable	3,593	4,144
Notes payable – current portion	416	401
Income taxes payable	7,244	7,091
Deferred current revenue	2,079	2,227
Liabilities related to assets held for sale	12,339	12,533
Other current liabilities	113	599

Total current liabilities	35,975	40,267

Notes payable – long-term portion	80,398	72,664
Deferred non-current revenue	531	522
Other liabilities	11,044	11,294

Total liabilities	127,948	124,747

Commitments and contingencies

Minority interest in consolidated subsidiaries	3,605	3,470

Stockholders’ equity
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 34,464,167 issued and 20,472,733 outstanding at March 31, 2005 and 34,444,167 issued and 20,452,733 outstanding at December 31, 2004	205	205
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized, 2,198,761 shares issued and 1,545,506 outstanding at March 31, 2005 and December 31, 2004, respectively	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized	—	—
Additional paid-in capital	124,495	124,307
Accumulated deficit	(57,306)	(54,903)
Accumulated other comprehensive income	32,892	32,386

Total stockholders’ equity	100,301	102,010

Total liabilities and stockholders’ equity	$231,854	$230,227

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004

Revenue
Cinema	$24,393	$19,676
Real estate	3,608	2,971

	28,001	22,647

Operating expense
Cinema	20,547	16,559
Real estate	1,608	1,554
Depreciation and amortization	3,283	2,891
General and administrative	3,941	3,509

	29,379	24,513

Operating loss	(1,378)	(1,866)

Non-operating income (expense)
Interest income	73	336
Interest expense	(939)	(818)
Other (expense) income	(271)	666

	(1,137)	184

Loss before minority interest, income from discontinued operations, income tax expense, and equity earnings of unconsolidated investments	(2,515)	(1,682)
Minority interest	137	(15)

Loss from continuing operations	(2,652)	(1,667)
Income from discontinued operations	78	90

Loss before income tax expense and equity earnings of unconsolidated investments	(2,574)	(1,577)
Income tax expense	233	301

Loss before equity earnings of unconsolidated investments	(2,807)	(1,878)
Equity earnings of unconsolidated investments	404	525

Net loss	$(2,403)	$(1,353)

Basic loss per share*	$(0.11)	$(0.06)
Weighted average number of shares outstanding – basic	22,006,839	21,899,290

Diluted loss per share*	$(0.11)	$(0.06)
Weighted average number of shares outstanding – diluted	22,006,839	21,899,290

* Income from discontinued operations does not have any effect on basic or diluted earnings per share.

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004

Operating Activities
Net loss	$(2,403)	$(1,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,283	2,891
Realized gain on foreign currency translation	—	(719)
Equity in the earnings of unconsolidated investments	(404)	(525)
Expense (income) related to minority interest	137	(15)
Other, net	—	160
Changes in operating assets and liabilities:
Decrease (increase) in receivables	1,152	(1,390)
Increase in prepaid and other assets	(788)	(1,850)
(Decrease) increase in payable and accrued liabilities	(2,991)	637
Decrease in film rent payable	(557)	(849)
Decrease in deferred revenues and other liabilities	(844)	(338)
Decrease in the assets of assets held for sale	51	91
(Decrease) increase in the liabilities of assets held for sale	(193)	165

Net cash used in operating activities	(3,557)	(3,095)

Investing activities
Purchase of property and equipment, net	(6,102)	(723)
Distributions from unconsolidated joint ventures	218	650
Contributions to unconsolidated joint ventures	(963)	—
Deposits related to land acquisitions	(3,360)	—
Decrease in restricted cash	362	—

Net cash used in investing activities	(9,845)	(73)

Financing activities
Repayment of debt	(87)	(633)
Proceeds from borrowings	7,799	—
Distributions to minority interest	—	(200)

Net cash provided by (used in) financing activities	7,712	(833)

Effect of exchange rate changes on cash and cash equivalents	383	487

Decrease in cash and cash equivalents	(5,307)	(3,514)
Cash and cash equivalents at beginning of period	12,292	21,735

Cash and cash equivalents at end of period	$6,985	$18,221

Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$1,604	$732
Income taxes	$103	$37

Non-Cash Transactions
Common Stock issued for stock options exercised (Note 2)

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2005

Note 1 – Basis of Presentation

          Reading International, Inc., a Nevada corporation (“RII” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999 as Citadel Holding Corporation (“CDL”), and was renamed Reading. Our businesses consist primarily of:

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

          The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting. As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted. Other than the disclosure of discontinued operations, there have been no material changes in the information disclosed in the notes to the condensed consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”). The financial information presented in this quarterly report on Form 10-Q for the period ended March 31, 2005 (the “March Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our 2004 Annual Report which contains the latest audited financial statements and related footnotes.

          In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows for the three months ended March 31, 2005 have been made. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the entire year. Certain amounts in previously issued financial statements have been reclassified to conform to the 2005 presentation.

New Accounting and Tax Pronouncements

          On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. We do not expect to have material current or accumulated earnings in controlled foreign corporations at December 31 2005, and therefore expect no opportunity to make distributions that qualify for the tax benefits under the Act. Accordingly, we do not expect the Act to have a material impact on our financial position or results of operations.

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 – Revised, “Share Based Payment”. The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Public companies may apply the standard on a modified prospective method.

Under this method, a company records compensation expense for all awards it grants after the date it adopts the standard. In addition, public companies are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. During 2005, the Securities and Exchange Commission deferred the effective date of this statement until the first annual period beginning after June 15, 2005. The financial statement impact of adopting of this statement has not yet been estimated.

Note 2 – Stock-Based Compensation

          We have a stock based compensation plan for certain employees and non-employee directors which is fully described in the 2004 Annual Report. We account for the plan under the recognition and measurement principles of APB Opinion (“APBO”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APBO No. 25, no stock-based employee compensation cost has been reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. APBO No. 25 does not apply to non-employees and would require that we record compensation expense for non-employees. However, APBO No. 25 applies to non-employee directors when stock options are granted in connection with the non-employee directors’ board services.

          Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS Nos. 123 and 148”) established disclosure requirements using the fair value basis method of accounting for stock-based compensation. As permitted by SFAS Nos. 123 and 148, we have elected to continue using the intrinsic value method of accounting prescribed under APBO No. 25. The following table illustrates the effect on net loss and loss per share as if we had applied the fair value provisions of SFAS Nos. 123 and 148 to measure stock-based compensation (dollars in thousands):

	Three Months Ended
	March 31,
	2005	2004

Net loss, as reported	$(2,403)	$(1,353)
Add: Stock-based employee/director compensation expense included in reported net income	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	20	47

Pro forma net loss	$(2,423)	$(1,400)

Loss per share:
Basic and diluted—as reported	$(0.11)	$(0.06)
Basic and diluted—pro forma	$(0.11)	$(0.06)

          During the first quarter of 2005, we issued 20,000 shares of Class A Non-Voting Common Stock with an exercise price of $2.76 per share in connection with a former director’s desire to exercise his stock options. In connection with this transaction, a note receivable was accepted from the former director in the amount of $55,000.

Note 3 – Business Segments

          Our operations are organized into two reportable business segments within the meaning of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Our reportable segments are: (1) cinema exhibition and (2) real estate. The cinema segment is primarily engaged in the development, ownership and operation of multiplex cinemas. The real estate segment is primarily engaged in the development, ownership and operation of commercial properties, including ETRC’s. Historically, our development projects have included a cinema component. Corporate results include interest income earned with respect to cash balances, interest expense, general and administrative expenses, minority interest income (expense) and other income (expense).

          Information about our cinema and real estate segments operations for the three months ended March 31, 2005 and 2004 is presented in the following tables (dollars in thousands):

Three Months Ended March 31, 2005	Cinema	Real Estate	Corporate	Consolidated

Revenue	$24,393	$3,608	$—	$28,001
Operating expense	20,547	1,608	—	22,155
Depreciation & amortization expense	2,334	906	43	3,283
General & administrative expense	1,518	150	2,273	3,941

Operating (loss) income	(6)	944	(2,316)	(1,378)
Minority interest expense	—	—	(137)	(137)
Other expense	—	—	(733)	(733)

(Loss) income before income from discontinued operations and income tax expense	(6)	944	(3,186)	(2,248)
Income (expense) from discontinued operations	—	286	(208)	78
Income tax expense	—	—	233	233

Net (loss) income	$(6)	$1,230	$(3,627)	$(2,403)

Three Months Ended March 31, 2004	Cinema	Real Estate	Corporate	Consolidated

Revenue	$19,676	$2,971	$—	$22,647
Operating expense	16,559	1,554	—	18,113
Depreciation & amortization expense	1,742	1,108	41	2,891
General & administrative expense	1,352	59	2,098	3,509

Operating income (loss)	23	250	(2,139)	(1,866)
Minority interest income	—	—	15	15
Other income	—	—	709	709

Income (loss) before income from discontinued operations and income tax expense	23	250	(1,415)	(1,142)
Income (expense) from discontinued operations	—	301	(211)	90
Income tax expense	—	—	301	301

Net income (loss)	$23	$551	$(1,927)	$(1,353)

Note 4 — Foreign Currency and Foreign Currency Derivative Instruments

          As fully described in our 2004 Annual Report, we have cinema operations and significant assets in Australia and New Zealand. To the extent possible, we conduct our Australian and New Zealand operations on a self-funding basis. The carrying value of our Australian and New Zealand assets fluctuates due to changes in the exchange rates between the US dollar and the functional currency of Australia (Australian dollar) and New Zealand (New Zealand dollar). We have no derivative financial instruments to hedge foreign currency exposure.

          Presented in the table below are the currency exchange rates for Australia and New Zealand as of March 31, 2005 and December 31, 2004.

	US Dollar
	March 31,	December 31,
	2005	2004

Australian Dollar	$0.7729	$0.7709
New Zealand Dollar	$0.7126	$0.7125

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

Stock Options
	March 31, 2005			March 31, 2004
		Weighted			Weighted
		Average			Average
		Exercise			Exercise
Common Stock	Outstanding	Price	Exercisable	Outstanding	Price	Exercisable

Class A Nonvoting	1,468,200	$4.21	1,377,700	1,498,200	$4.14	1,175,200
Class B Voting	185,100	$9.90	185,100	185,100	$9.90	185,100

          For the three months ended March 31, 2005 and 2004, respectively, we recorded net losses. As such, the incremental shares of 686,197 and 573,669 in 2005 and 2004, respectively, from stock options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

Note 6 — Comprehensive Income

          U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income. The following table sets forth our comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2005	2004

Net loss	$(2,403)	$(1,353)
Foreign currency translation	506	790
Unrealized gain on AFS	—	2

Comprehensive income	$(1,897)	$(561)

Note 7 — Property and Equipment

          As of March 31, 2005 and December 31, 2004, we had investments in rental property and property and equipment as follows (dollars in thousands):

	March 31,	December 31,
	2005	2004

Property and equipment
Land	$29,610	$29,579
Building	69,627	69,288
Leasehold interest	8,099	7,947
Construction-in-progress and property development	11,441	6,485
Fixtures and equipment	52,983	52,264

	171,760	165,563
Less accumulated depreciation	(34,986)	(31,903)

Property and equipment, net	$136,774	$133,660

Note 8 – Goodwill and Intangible Assets

          As of January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead we perform an annual impairment review of our goodwill and other intangible assets. As of March 31, 2005 and December 31, 2004, we had goodwill consisting of the following (dollars in thousands):

	March 31,	December 31,
	2005	2004

Segments
Cinema	$9,439	$9,428
Real estate	4,388	4,388

Total	$13,827	$13,816

          We have intangible assets other than goodwill which are subject to amortization and are being amortized over various periods. We amortize our beneficial lease over 20 years and our option fees and acquisition costs over 10 years. For the three months ended March 31, 2005, the amortization expense totaled $305,000.

          Intangible assets subject to amortization consist of the following (dollars in thousands):

	Beneficial		Acquisition
As of March 31, 2005	Lease	Option Fee	Costs	Total

Gross carrying amount	$10,459	$5,000	$1,793	$17,252
Less: Accumulated amortization	2,211	3,015	374	5,600

Total, net	$8,248	$1,985	$1,419	$11,652

	Beneficial		Acquisition
As of December 31, 2004	Lease	Option Fee	Costs	Total

Gross carrying amount	$10,459	$5,000	$1,793	$17,252
Less: Accumulated amortization	2,041	2,923	331	5,295

Total, net	$8,418	$2,077	$1,462	$11,957

Note 9 – Income Tax

          The income tax provision for the three months ended March 31, 2005 and 2004 was comprised of the following amounts (dollars in thousands), respectively:

	Three Months Ended
	March 31
	2005	2004

Foreign income tax provision	$34	$169
Foreign withholding tax	126	130
Federal tax expense	51	—
Other tax	22	2

Net tax provision	$233	$301

Note 10 – Minority Interest

          Minority interest is composed of the following enterprises:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) by a subsidiary of National Auto Credit, Inc.;

•	33% minority interest in the Elsternwick Joint Venture by Champion Pictures Pty Ltd.; and

•	25% minority interest in Australian Country Cinemas by Panorama Cinemas for the 21st Century Pty Ltd.

          The components of minority interest are as follows (dollars in thousands):

	March 31,	December 31,
	2005	2004

AFC LLC	$3,156	$2,997
Australian Country Cinemas	298	295
Elsternwick Unincorporated Joint Venture	149	176
Other	2	2

Minority interest in consolidated subsidiaries	$3,605	$3,470

	(Income) expense
	For the three Months Ended
	March 31,
	2005	2004

AFC LLC	$158	$53
Australian Country Cinemas	2	(52)
Elsternwick Unincorporated Joint Venture	(23)	(16)

Minority interest	$137	$(15)

Note 11 – Notes Payable

          During the first quarter of 2005, we drew down $7.8 million (AUS$10.0 million) on our Australian credit facilities consisting of $2.1 million (AUS$2.7 million) from our Australian General Corporate Credit Facility and $5.7 million (AUS$7.3 million) from our Newmarket Loan. We used these funds primarily to finance the construction of our Newmarket development in Brisbane, Australia. Except for normal principal payments, no other activity occurred during the period in relation to our credit facilities. The fair value of our notes payable at March 31, 2005 and December 31, 2004 were $79.8 million and $72.4 million, respectively.

Note 12 – Discontinued Operations and Assets Held For Sale

          In accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, we report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale under SFAS 144. We included all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of income under the heading “discontinued operations.” This treatment resulted in reclassifications of the 2004 financial statement amounts to conform to the 2005 presentation.

          Glendale Building. On January 13, 2005, we entered into a purchase and sale agreement providing for the sale of our Glendale office building in Glendale, California for $21.0 million. Our Glendale Property is currently subject to a first mortgage in the amount of approximately $10.1 million. Net income of $78,000 and $90,000 of the total net losses for the first quarters of 2005 and 2004, respectively, relate to the operations of the Glendale Property.

	March 31,	December 31,
	2005	2004

Assets
Prepaid and other current assets	$841	$717
Rental property, net of depreciation	7,278	7,396
Capitalized leasing costs	244	277
Other assets	176	200

Total assets held for sale	$8,539	$8,590

Liabilities
A/P and accrued expenses	$2,088	$2,067
Taxes payable	67	67
Deferred revenue	47	211
Mortgage payable	10,137	10,188

Total liabilities related to assets held for sale	$12,339	$12,533

The 2005 and 2004 quarterly results for the Glendale Property are as follows:

Three Months Ended March 31,	2005	2004

Revenue	$661	$691
Operating expense	225	239
Depreciation & amortization expense	151	150
General & administrative expense	—	1

Operating income	285	301
Interest expense	207	211

Income from discontinued operations	$78	$90

Note 13 – Acquisitions

          Pending Cinemas 1, 2 & 3 Land Acquisition. In August 2004, we entered into an agreement to purchase for $12.0 million the approximately 7,840 square-foot fee interest underlying our current leasehold interest in the Cinemas 1, 2 & 3 property located in Manhattan on 3rd Avenue between 58th Street and 59th Street. In January 2005, we increased our deposit down payment on the property from $800,000 to $4.0 million and agreed to an increase in the purchase price from $12.0 million to $12.2 million. In return, we acquired an extension of the contract period until June 1, 2005. While no assurances can be given that the buyer will close, the due diligence period has lapsed, and we are advised that financing is in place and that the escrow has been funded. Accordingly, we anticipate closing before the end May.

Note 14 – Prepaid and Other Assets

          Prepaid and other assets are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2005	2004

Prepaid and other current assets
Prepaid expenses	$1,672	$330
Prepaid taxes	957	695
Deposits	4,311	840
Other	559	502

Total prepaid and other current assets	$7,499	$2,367

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,931	$2,073
Long-term restricted cash	398	399
Deferred financing costs, net	960	1,076
Deferred expense	104	353
Other	—	32

Total non-current assets	$3,393	$3,933

Note 15 – Other Liabilities

          Other liabilities are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2005	2004

Current liabilities
Deferred payables	$113	$599
Other	—	—

	$113	$599

Non current liabilities
Foreign withholding taxes	$4,783	$5,233
Straight-line rent liability	3,809	3,747
Other	2,452	2,314

	$11,044	$11,294

Note 16 – Commitment and Contingencies

          Except as set forth in our 2004 Annual Report, we have noted no changes or updates to our commitments and contingencies during the first quarter of 2005.

Note 17 – Common Stock

          During the first quarter of 2005, we issued 20,000 shares of Class A Non-Voting Common Stock with an exercise price of $2.76 per share in connection with a former director’s desire to exercise his stock options.

          Additionally, as noted in our 2004 Annual Report, the sellers of the Movieland Circuit were given a non-transferable option to put to us the Class A Common Stock issued to them in connection with the acquisition of that circuit, at a put price of NZ$11.94 at any time during January 2006. During 2004, we recorded the put option as a liability on our books for $184,000 and we remeasure this liability each period through the end of the option life in January 2006.

Note 18 – Derivative Instruments

          The following table sets forth the terms of our interest rate swap derivative instruments at March 31, 2005:

Type of			Receive Variable
Instrument	Notional Amount	Pay Fixed Rate	Rate	Maturity Date
Interest rate swap	$5,116,000	6.1800%	5.7250%	March 31, 2006
Interest rate swap	$12,618,000	6.6800%	n/a	December 31, 2008
Interest rate swap	$11,207,000	6.4400%	5.9750%	December 31, 2008
Interest rate swap	$10,048,000	5.7000%	5.9750%	December 31, 2007

          In accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in an $472,000 (AUS$613,000) decrease to interest expense during the first quarter of 2005. We have recorded the fair market value of our interest rate swaps of $338,000 (AUS$437,000) as an other long-term liability. The swap with a notional amount of $12,618,000 does not have a “Receive Variable Rate” because the instrument will not be effective until March 31, 2006. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 19 – Investments in and Advances to Joint Ventures

          Investments in and advances to unconsolidated joint ventures are accounted for under the equity method of accounting, and as of March 31, 2005 and December 31, 2004 include the following (dollars in thousands):

		December 31,
		March 31,	December 31,
	Interest	2005	2004

Mt. Gravatt	33.3%	$3,805	$3,845
Berkeley Cinemas	50.0%	1,507	1,217
205-209 East 57th Street Associates, LLC	25.0%	3,253	2,290

Total		$8,565	$7,352

          205-209 East 57th Street Associates, LLC. During the first quarter of 2005, we increased our investment by $963,000 in the 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan. The increase in investment was done to maintain our 25% equity ownership in the joint venture in light of increased budgeted construction costs.

          For the period ending March 31, 2005, we recorded equity earnings from Mt. Gravatt and Berkeley Cinemas of $135,000 and $269,000, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Reading International, Inc. (“Reading” and “we,” “us” or “our”) consider ourselves to be essentially a cinema exhibition and live theater operating company with a strong focus on the development and holding of real estate assets. Our business operations include:

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

          We currently operate 38 cinemas with 260 screens, have unconsolidated joint ventures in which we have varying interests, with an additional six cinemas with 45 screens and manage three cinemas with 14 screens.

          Our business plan is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying the operating assets, or long term leases, which we believe provide flexibility with respect to the usage of such leasehold assets and to focus on the development of our existing real estate. In the near term, we are focusing principally on the operation of our existing cinema assets and in the development of five parcels of undeveloped real estate in Melbourne, Brisbane, and Sydney in Australia, and in Wellington in New Zealand while taking advantage of those opportunities that may present themselves from time to time to strategically expand our existing cinema circuits.

          A significant portion of our business is conducted in Australia and New Zealand, and as such, we are subject to a certain degree of currency risk. We do not engage in currency hedging activities. Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis. Our policy in Australia and New Zealand is to match revenue and expenses, whenever possible, in local currencies. As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies. Due to the developing nature of our operations in Australia and New Zealand, our revenues are not yet significantly greater than our operating expenses. The resulting natural operating hedge has led to a negligible foreign currency effect on our earnings. As we continue to progress with our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.

          We continue to acquire, to dispose of or to reposition assets in accordance with our business plan as follows:

•	Pending Cinemas 1, 2 & 3 Land Acquisition. In August 2004, we entered into an agreement to purchase for $12 million the approximately 7,840 square-foot fee interest underlying our current leasehold estate in the Cinemas 1, 2 & 3 property located in Manhattan on 3rd Avenue between 58th Street and 59th Street. In January 2005, we increased our deposit down payment on the property from $800,000 to $4.0 million and agreed to an increase in the purchase price from $12.0 million to $12.2 million. In return, we acquired an extension of the contract period until June 1, 2005. Although we are working to close this acquisition, no assurances can be given that sufficient financing will be obtained to complete the acquisition.

•	Disposition of Puerto Rico Assets. These assets are currently carried on our books at $2.2 million. We are continuing in our efforts to dispose of these assets and are in ongoing negotiations with a potential purchaser. Accordingly, we cannot assure you that a sale of our Puerto Rico assets will be completed and, if it is completed, what the final sale price may be.

•	205-209 East 57th Street Associates, LLC. On September 14, 2004, we acquired for $2.3 million a non-managing membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan, commonly known as the Sutton Cinema. As this project is currently under construction, the joint venture had no operating activity for the period ended March 31, 2005. Our membership interest represents a 25% interest in the LLC, and was issued to us by 205-209 East 57th Street Associates, LLC in consideration of a capital contribution equal to 25% of its total book capital, calculated after taking into account the effect of our capital contribution. During the first quarter of 2005, we increased our investment by $963,000 in the 205-209 East 57th Street Associates, LLC. The increase in investment was done to maintain our 25% equity ownership in the joint venture, in light of certain higher than initially budgeted construction costs. Construction is currently anticipated to be complete by mid-2006, and condominium units in the project are currently being offered for sale.

Results of Operations

          During the quarter ended March 31, 2005, we directly operated 38 cinemas with 260 screens, had unconsolidated joint ventures in which we have varying interests, with an additional six cinemas with 45 screens and managed three cinemas with 14 screens. Regarding real estate, we own and operated during the quarter three ETRC’s that we developed in Australia and New Zealand; own the fee interests in five developed commercial properties in Manhattan, Chicago and Glendale, four of which are improved with live theaters comprising seven stages and, in two cases, ancillary retail and commercial space; and hold for development an additional five parcels (aggregating approximately 60 acres) in urbanized areas of Australia and New Zealand. Two of these parcels (comprising approximately 55 acres) are in areas designated by the provincial government of Victoria, Australia as “major activity centres,” and we are currently in the land use planning phases of their development.

          The tables below summarize the results of operations for each of our principal business segments for the three months ended March 31, 2005 (“2005 Quarter”) and 2004 (“2004 Quarter”), respectively. Operating expenses include costs associated with the day-to-day operations of the cinemas and live theaters and the management of rental properties.

Three Months Ended March 31, 2005	Cinema	Real Estate	Corporate	Consolidated

Revenue	$24,393	$3,608	$—	$28,001
Operating expense	20,547	1,608	—	22,155
Depreciation & amortization expense	2,334	906	43	3,283
General & administrative expense	1,518	150	2,273	3,941

Operating (loss) income	(6)	944	(2,316)	(1,378)
Minority interest expense	—	—	(137)	(137)
Other expense	—	—	(733)	(733)

(Loss) income before income from discontinued operations and income tax expense	(6)	944	(3,186)	(2,248)
Income (expense) from discontinued operations	—	286	(208)	78
Income tax expense	—	—	233	233

Net (loss) income	$(6)	$1,230	$(3,627)	$(2,403)

Three Months Ended March 31, 2004	Cinema	Real Estate	Corporate	Consolidated

Revenue	$19,676	$2,971	$—	$22,647
Operating expense	16,559	1,554	—	18,113
Depreciation & amortization expense	1,742	1,108	41	2,891
General & administrative expense	1,352	59	2,098	3,509

Operating income (loss)	23	250	(2,139)	(1,866)
Minority interest income	—	—	15	15
Other income	—	—	709	709

Income (loss) before income from discontinued operations and income tax expense	23	250	(1,415)	(1,142)
Income (expense) from discontinued operations	—	301	(211)	90
Income tax expense	—	—	301	301

Net income (loss)	$23	$551	$(1,927)	$(1,353)

Cinema

          Included in the cinema segment above is revenue and expense from the operations of 38 cinema complexes with a total of 260 screens.

•	Cinema revenue increased by $4.7 million or 24% in the 2005 Quarter when compared to the same period in 2004. Of the $4.7 million, $1.2 million relates to an increase in box office admissions for our domestic cinemas resulting from our renewed access to the film distributed by Universal and Fox following our fall 2004 settlement of our anti-trust cases against them. $3.6 million of the increase is from our Australia and New Zealand operations, primarily from our mid-year 2004 acquisition of the Anderson and Movieland Circuits and the completion and opening of two new cinemas with 15 screens in December 2004. This was less of an increase that we anticipated, as cinema industry admissions generally in Australia and New Zealand were down for the first quarter of 2005 compared to the first quarter of 2004. We believe that this decline was principally the result of the failure of the film released during this period to attract Australian and New Zealand customers, and was not related to the operational aspects or relative attractiveness of our cinemas.

•	Operating expense increased proportionally by $4.0 million or 24% in the 2005 Quarter when compared to the same period in 2004. Approximately $3.3 million of the increase is from the new operations in Australia and New Zealand. The remaining increase of roughly $715,000 was the result of increased film rental costs resulting from an increase in our domestic theater admissions.

•	Depreciation expense increased by $592,000 or 34% in the 2005 Quarter when compared to the same period in 2004 primarily from our mid-year 2004 acquisitions of the Anderson and Movieland Circuits and addition of two new cinemas in December 2004.

•	General and administrative expense increased $166,000 or 12% in the 2005 Quarter when compared to the same period in 2004. The increase was primarily related to legal services for our continuing anti-trust litigation with certain film distributors for our domestic cinemas.

•	As a result of the above, net income for the cinema segment for the three months ended March 31, 2005 decreased $29,000 when compared to the same period in 2004.

Real Estate

          For the three months ended March 31, 2005, our rental generating real estate holdings consisted of:

•	the Belmont, Perth ETRC, the Auburn, Sydney ETRC and the Courtenay Central ETRC in Wellington, New Zealand;

•	three single auditorium live theaters in Manhattan (Minetta Lane, Orpheum, and Union Square) and a four auditorium live theater complex in Chicago (The Royal George) and their accompanying ancillary retail and commercial tenants;

•	the ancillary retail and commercial tenants at some of our cinema locations;

•	an office building located in Glendale, California (which we are under contract to sell in the second quarter of 2005); and

•	certain domestic properties historically used in our railroad operations.

          Revenue for the real estate segment increased $637,000 in the 2005 Quarter when compared to the 2004 Quarter. Of this increase, approximately $477,000 was attributable to an increase in rent from our domestic live theater rentals and $163,000 was from higher rental revenue and/or higher occupancy rates from our Australian and New Zealand ETRC’s and domestic properties.

          Operating expense for the real estate segment increased by approximately $54,000 in the 2005 Quarter when compared to the same period in 2004. This change mostly relates to an increase in the number of days that our live theater facilities were rented during the 2005 Quarter.

          Depreciation expense for the real estate decreased $202,000 in the 2005 Quarter when compared to the 2004 Quarter. The majority of the decrease was attributed to a change in the useful lives of our Australian assets made during our extensive review of our fixed asset valuations at the end of 2004.

          General and administrative expense increased $91,000 in the 2005 Quarter when compared to the same period in 2004. The increase was primarily related to written off Australian predevelopment costs.

          As a result of the above, real estate net income for the three months ended March 31, 2005 increased $679,000 when compared to the same period in 2004.

Discontinued Operations

          On January 13, 2005, we entered into a purchase and sale agreement providing for the sale of our Glendale office building in Glendale, California for $21.0 million. Our Glendale Property is currently subject to a first mortgage in the amount of approximately $10.1 million. which the buyer will assume. It is currently our intention to complete a tax-deferred “1031 exchange” of the Glendale Property for the fee and ground lease comprising the Cinemas 1, 2 & 3 property.

Corporate

          General and administrative expense includes expenses that are not directly attributable to other operating segments. The increase in general and administrative expense of $175,000 in the 2005 Quarter when compared to the 2004 Quarter is primarily due to additional legal and consulting fees.

          Corporate other expense (income) is primarily comprised of:

•	interest expense/income;

•	gain/loss on sale of assets;

•	equity income (loss);

•	gain recognized on foreign currency translation; and

•	other miscellaneous income and loss items.

          For the three months ended March 31, 2005, other expense was $733,000, compared to other income of $709,000 in the same period in 2004. The 2005 Quarter other expense was primarily related to an adjustment to the value of certain non-cinema and non-rental real estate assets resulting in an impairment expense and an increase of interest expense over the prior year due to our increased borrowings related to our 2004 acquisitions. The 2004 Quarter other income was primarily related to gains recognized for currency fluctuation in connection with certain cash transfers that were transacted in the first quarter of 2004.

Acquisitions

          Pending Cinemas 1, 2 & 3 Land Acquisition. In August 2004, we entered into an agreement to purchase for $12 million the approximately 7,840 square-foot fee interest underlying our current leasehold estate in the Cinemas 1, 2 & 3 property located in Manhattan on 3rd Avenue between 58th Street and 59th Street. In January 2005, we increased our deposit down payment on the property from $800,000 to $4.0 million and agreed to an increase in the purchase price from $12.0 million to $12.2 million. In return, we acquired an extension of the contract period until June 1, 2005. Although we are working to close this acquisition, no assurances can be given that sufficient financing will be obtained to complete the acquisition.

          205-209 East 57th Street Associates, LLC. On September 14, 2004, we acquired for $2.3 million a non-managing membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan. As this project is in its development stage, the joint venture had no operating activity for the period ended March 31, 2005. Our membership interest represents a 25% interest in the LLC, and was issued to us by 205-209 East 57th Street Associates, LLC in consideration of a capital contribution equal to 25% of its total book capital, calculated after taking into account the effect of our capital contribution. During the first quarter of 2005, we increased our investment by $963,000 in the 205-209 East 57th Street Associates, LLC. The increase in investment was done to maintain our 25% equity ownership in the joint venture in light of certain increases in budgeted construction costs.

Business Plan, Capital Resources and Liquidity

Business Plan

          Our cinema exhibition business plan is to continue to identify, develop and acquire cinema properties, focusing, where reasonably available, on those opportunities where we can acquire either the fee interest underlying such operating assets, or long term leases, which provide flexibility with respect to the usage of such leasehold estates. Our real estate business plan is to continue to develop our existing land assets, focusing principally on uses that incorporate entertainment elements such as cinemas, and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses – such as the ongoing redevelopment of our Sutton Cinema property into residential and retail condominium units.

          We are currently concentrating our acquisitions and development activities primarily in Australia and New Zealand, as we believe that there are currently better opportunities in these markets than domestically. Additionally, we intend to dispose of our interest in Puerto Rico. We continue to close under-performing cinema assets, or to sell or put to other purposes those cinema assets which have value as real estate significantly in excess of their value as cinemas.

Contractual Obligations

          The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at March 31, 2005 (in thousands):

	2005	2006	2007	2008	2009	Thereafter

Long-term debt	$316	$1,453	$9,575	$2,775	$63,282	$3,413
Lease obligations	10,201	13,739	13,923	13,173	12,797	98,965
Interest on long-term debt	4,446	5,769	5,656	5,465	2,927	383

Total	$14,963	$20,961	$29,154	$21,413	$79,006	$102,761

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

Operating Activities

          Cash used in operations was $3.6 million in the 2005 Quarter compared to $3.1 million in the 2004 Quarter. The increase in cash used in operations of $462,000 is due primarily to:

•	a realized gain in foreign currency of $719,000 in the 2004 Quarter not repeated in 2005 and

•	an increase in interest paid of $872,000 in the 2005 Quarter from the 2004 Quarter; offset by

•	an increase in cash generated from our cinema and real estate business segments of $1.0 million from the 2005 Quarter versus the 2004 Quarter.

Investing Activities

          Cash used in investing activities during the first three months of 2005 was $9.8 million compared to $73,000 during the same period in 2004. The 2005 Quarter’s increase was primarily due to $6.0 million in purchases of property and equipment for the most part related to the on-going construction work on our Newmarket development in Brisbane, Australia; a $963,000 increase in our investment in the 205-209 East 57th Street Associates, LLC; and a $3.4 million additional deposit made to acquire the Cinemas 1, 2, 3 property in New York City.

Financing Activities

          Cash provided by financing activities was $7.7 million for the first three months of 2005 compared to cash used in financing activities of $833,000 during the same period in 2004. This increase is primarily attributable to our increase in borrowings of $7.8 million primarily used to finance the on-going construction work on our Newmarket development in Brisbane, Australia.

Summary

          Our cash position at March 31, 2005 was $7.0 million compared to $12.3 million at December 31, 2004. The majority of the $5.3 million change related to the following transactions:

•	$5.7 million of capital expenditures related to the on-going construction work on our Newmarket development;

•	$300,000 related to the purchase of property and equipment in the U.S. and New Zealand;

•	$963,000 attributed to our additional investment in the 205-209 East 57th Street Associates, LLC;

•	$3.4 million additional deposit made to acquire the Cinemas 1, 2, 3 property in New York City; and

•	$3.0 million reduction in accounts payable related to the accelerated payoff of Australian payables in preparation for the implementation of a new accounting system for our world-wide operation, coupled with a seasonal reduction of film payable; offset by

•	$7.8 million of new borrowings.

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

These critical accounting policies are fully discussed in our 2004 Annual Report and you are advised to refer to that discussion.

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

          Our exposure to interest rate risk arises out of our long-term debt obligations. Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a fixed rate into a variable rate and vice versa. Our internal procedures allow us to enter into derivative contracts on certain borrowing transactions to achieve this goal. As detailed in our 2004 Annual Report, our Australian credit facilities provide for floating interest rates but require that not less than a certain percentage of the loans be swapped into fixed rate obligations using the derivative contracts.

          In accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in an $472,000 (AUS$613,000) decrease to interest expense during the first quarter of 2005. We have recorded the fair market value of our interest rate swaps of $338,000 (AUS$437,000) as an other long-term liability. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

          Where we are the defendants, we accrue for probable damages, which may not be covered by insurance, as they become known and can be reasonably estimated. In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position or liquidity. However, we do not give any assurance as to the ultimate outcome of such claims and litigation. The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period. Our current litigation is fully described in our Company’s 2004 Annual Report and you are advised to refer to that discussion.

Forward-Looking Statements

          Our statements in this interim quarterly report contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements reflect only our expectations regarding future events and operating performance and necessarily speak only as of the date the information was prepared. No guarantees can be given that our expectation will in fact be realized, in whole or in part. You can recognize these statements by our use of words such as, by way of example, “may,” “will,” “expect,” “believe,” and “anticipate” or other similar terminology.

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

          Among the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements are the following:

•	With respect to our cinema operations:

o	The number and attractiveness to movie goers of the films released in future periods;

o	The amount of money spent by film distributors to promote their motion pictures;

o	The licensing fees and terms required by film distributors from motion picture exhibitors in order to exhibit their films;

o	The comparative attractiveness of motion pictures as a source of entertainment and willingness and/or ability of consumers (i) to spend their dollars on entertainment and (ii) to spend their entertainment dollars on movies in an outside the home environment; and

o	The extent to which we encounter competition from other cinema exhibitors, from other sources of outside of the home entertainment, and from inside the home entertainment options, such as “home theaters” and competitive film product distribution technology such as, by way of example, cable, satellite broadcast, DVD and VHS rentals and sales, and so called “movies on demand;”

•	With respect to our real estate development and operation activities:

o	The rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;

o	The extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;

o	The availability and cost of labor and materials;

o	Competition for development sites and tenants; and

o	The extent to which our cinemas can continue to serve as an anchor tenant which will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations;

•	With respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate; and previously engaged for many years in the railroad business in the United States:

o	Our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital;

o	The relative values of the currency used in the countries in which we operate;

o	Changes in government regulation, including by way of example, the costs resulting from the implementation of the requirements of Sarbanes Oxley;

o	Our labor relations and costs of labor (including future government requirements with respect to pension liabilities, disability insurance and health coverage, and vacations and leave);

o	Our exposure from time to time to legal claims and to uninsurable risks such as those related to our historic railroad operations, including potential environmental claims and health related claims relating to alleged exposure to asbestos or other substances now or in the future recognized as being possible causes of cancer or other health related problems;

o	Changes in future effective tax rates and the results of currently ongoing and future potential audits by taxing authorities having jurisdiction over our various companies; and

o	Changes in applicable accounting policies and practices.

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

          Additionally, certain of the presentations included in this interim quarterly report may contain “pro forma” information or “non-GAAP financial measures.” In such case, a reconciliation of this information to our GAAP financial statements will be made available in connection with such statements.

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

          At March 31, 2005, approximately 49% and 23% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $5.5 million in cash and cash equivalents. At December 31, 2004, approximately 48% and 25% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $9.3 million in cash and cash equivalents.

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

          Our policy is to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 64% and 30% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars. At the present time, we have no plan to hedge such exposure.

          Commencing in 2002, we also began recognizing unrealized foreign currency translation gains or losses which could materially affect our financial position. As of March 31, 2005 and December 31, 2004, we have recorded a cumulative unrealized foreign currency translation gain of approximately $32.8 million and $32.4 million, respectively.

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

Item 3A – Quantitative and Qualitative Disclosure about Interest Risk

          The majority of our U.S. bank loans have fixed interest rates; however, one of our domestic loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in an approximately $5,000 increase or decrease in our Quarter 2005 interest expense.

          While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand. The majority of our Australian and New Zealand bank loans have variable rates. The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above). If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in approximately $616,000 increase in our Quarter 2005 Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in approximately $613,000 decrease 2005 Quarter Australian and New Zealand interest expense.

Item 4 – Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

          No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 — Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2 — Change in Securities

Not applicable.

Item 3 — Defaults upon Senior Securities

Not applicable.

Item 4 — Submission of Matters to a Vote of Securities Holders

None

Item 5 — Other Information

Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

On March 17, 2005, Reading International, Inc. issued a press release announcing its consolidated financial results for the fourth quarter and the year ended December 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: May 6, 2005	By:	/s/ James J. Cotter

James J. Cotter
Chief Executive Officer

Date: May 6, 2005	By:	/s/ Andrzej Matyczynski

Andrzej Matyczynski
Chief Financial Officer