Form 10-Q
period 2005-06-30
READING INTERNATIONAL INC
filed 2005-08-09
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission file number 1-8625
READING INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	95-3885184
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Citadel Drive	90040
Suite 300, Commerce CA (Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2005, there were 20,971,708 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – Financial Information
Item 1 – Financial Statements
Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

	June 30,	December 31,
	2005	2004

ASSETS

Cash and cash equivalents	$12,094	$12,292
Receivables	5,354	7,162
Inventory	498	720
Investment in marketable securities, at cost	29	29
Restricted cash	8	815
Assets held for sale	—	10,931
Prepaid and other current assets	3,881	2,181

Total current assets	21,864	34,130

Property & equipment, net	149,969	131,672
Property held for development	28,168	27,346
Investment in unconsolidated joint ventures	8,327	7,352
Capitalized leasing costs, net	17	20
Goodwill	13,648	13,816
Intangible assets, net	11,544	11,957
Other assets	3,307	3,933

Total assets	$236,844	$230,226

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued liabilities	$12,255	$12,335
Film rent payable	4,502	3,508
Notes payable – current portion	1,088	401
Income taxes payable	7,046	6,714
Deferred current revenue	2,012	2,177
Liabilities related to assets held for sale	—	15,210
Other current liabilities	10	599

Total current liabilities	26,913	40,944

Notes payable – long-term portion	85,714	72,664
Deferred non-current revenue	543	522
Other liabilities	11,197	10,615

Total liabilities	124,367	124,745

Commitments and contingencies	—	—

Minority interest in consolidated subsidiaries	3,664	3,470

Stockholders’ equity
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 34,524,983 issued and 20,533,550 outstanding at June 30, 2005 and 34,444,167 issued and 20,452,733 outstanding at December 31, 2004	205	205
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized, 2,148,745 issued and 1,495,490 outstanding at June 30, 2005 and 2,198,761 shares issued and 1,545,506 outstanding at December 31, 2004	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized	—	—
Additional paid-in capital	124,536	124,307
Accumulated deficit	(46,805)	(54,902)
Accumulated other comprehensive income	30,862	32,386

Total stockholders’ equity	108,813	102,011

Total liabilities and stockholders’ equity	$236,844	$230,226

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue
Cinema	$20,983	$16,969	$42,899	$34,014
Real estate	3,870	3,046	7,478	6,017

	24,853	20,015	50,377	40,031

Operating expense
Cinema	17,642	13,819	35,235	27,515
Real estate	2,055	1,778	3,664	3,333
Depreciation and amortization	3,003	2,648	6,166	5,422
General and administrative	4,132	3,497	7,879	6,895

	26,832	21,742	52,944	43,165

Operating loss	(1,979)	(1,727)	(2,567)	(3,134)

Non-operating income (expense)
Interest income	36	259	109	594
Interest expense	(744)	(860)	(1,683)	(1,678)
(Loss) gain on Sale of Assets	(3)	127	(3)	127
Other income	562	897	292	1,564

Loss before minority interest, income from discontinued operations, income tax expense, and equity earnings of unconsolidated investments	(2,128)	(1,304)	(3,852)	(2,527)
Minority interest expense	281	125	419	110

Loss from continuing operations	(2,409)	(1,429)	(4,271)	(2,637)
Discontinued operations:
Gain on disposal of business operations	13,610	—	13,610	—
(Loss) income from discontinued operations	(667)	441	(1,379)	71

Income (loss) before income tax expense and equity earnings of unconsolidated investments	10,534	(988)	7,960	(2,566)
Income tax expense	220	134	453	435

Income (loss) before equity earnings from unconsolidated investments	10,314	(1,122)	7,507	(3,001)
Equity earnings of unconsolidated investments	186	538	590	1,064

Net income (loss)	$10,500	$(584)	$8,097	$(1,937)

Earning (loss) per common share – basic:
Loss from continuing operations	$(0.11)	$(0.05)	$(0.19)	$0.00
Income (loss) from discontinued operations, net	0.59	0.02	0.56	(0.09)

(loss) per share	$0.48	$(0.03)	$0.37	$(0.09)

Weighted average number of shares outstanding – basic	21,988,031	21,899,290	21,988,031	21,899,290

Earning (loss) per common share – diluted:
Loss from continuing operations	$(0.11)	$(0.05)	$(0.19)	$0.00
Income (loss) from discontinued operations, net	0.59	0.02	0.56	(0.09)

Diluted earnings (loss) per share	$0.48	$(0.03)	$0.37	$(0.09)

Weighted average number of shares outstanding – diluted	21,988,031	21,899,290	21,988,031	21,899,290

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004

Operating Activities
Net income (loss)	$8,097	$(1,937)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain recognized on foreign currency transactions	(289)	(1,642)
Equity in the earnings of joint ventures	(590)	(1,064)
Distributions of earnings from joint ventures	470	675
Gain on sale Puerto Rico operations	(1,597)	—
Gain on sale of Glendale Building	(12,013)	—
Loss (gain) on disposal of assets	3	(127)
Depreciation and amortization	6,166	5,422
Other, net	—	(398)
Minority interest	419	110
Changes in operating assets and liabilities:
Decrease (increase) in receivables	2,009	(1,266)
(Increase) decrease in assets held for sale	(229)	973
Increase in prepaid and other assets	(760)	(1,013)
(Decrease) increase accounts payable and accrued expenses	(1,412)	1,546
Increase (decrease) film rent payable	389	(150)
(Decrease) increase in deferred revenues and other liabilities	(1,225)	(26)
Decrease in liabilities of assets held for sale	(335)	(48)

Net cash (used in) provided by operating activities	(897)	1,055

Investing activities
Proceeds from sale of Puerto Rico	2,335	—
Proceeds from sale of Glendale Building	10,300	—
Acquisitions	(12,159)	—
Purchase of property and equipment	(14,364)	(2,524)
Increase in property held for development	—	(2,553)
Investment in joint venture	(963)	(1,514)
Change in restricted cash	833	—
Proceeds from disposal of assets	—	157

Net cash used in investing activities	(14,018)	(6,434)

Financing activities
Repayment of long-term borrowings	(182)	(959)
Proceeds from borrowings	15,302	—
Proceeds from sale of stock	43	—
Minority interest distributions	(217)	(387)

Net cash provided by (used in) financing activities	14,946	(1,346)

Effect of exchange rate changes on cash and cash equivalents	(229)	(664)

Decrease in cash and cash equivalents	(198)	(7,389)
Cash and cash equivalents at beginning of period	12,292	21,735

Cash and cash equivalents at end of period	$12,094	$14,346

Supplemental Disclosures
Interest paid	$2,498	$2,008
Income taxes paid	$150	$59
Non-cash transactions
Common stock issued for note receivable (Note 2)	$55	$—
Buyer assumption of note payable on Glendale Building	$10,103	$—
See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2005
Note 1 – Basis of Presentation
     Reading International, Inc., a Nevada corporation (“RII” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999 as Citadel Holding Corporation (“CDL”), and was renamed Reading. Our businesses consist primarily of:
•	the development, ownership and operation of multiplex cinemas in the United States, Australia and New Zealand; and

•	the development, ownership and operation of retail and commercial real estate in Australia, New Zealand and the United States, including entertainment-themed retail centers (“ETRC”) in Australia and New Zealand and live theater assets in Manhattan and Chicago in the United States.
     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting. As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted. Other than the disclosure of discontinued operations, there have been no material changes in the information disclosed in the notes to the condensed consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”). The financial information presented in this quarterly report on Form 10-Q for the period ended June 30, 2005 (the “June Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our 2004 Annual Report which contains the latest audited financial statements and related footnotes.
     In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows for the three months and six months ended June 30, 2005 have been made. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the entire year. Certain amounts in previously issued financial statements have been reclassified to conform to the 2005 presentation.
     In our Consolidated Statement of Cash Flows for the six months ended June 30, 2005, we changed the classification of returns of earnings from unconsolidated joint ventures to present such changes and returns as an operating activity. We previously presented such amounts as an investing activity. We reclassified changes in returns of earnings from unconsolidated joint ventures to be consistent with our 2005 presentation which resulted in a net decrease to investing cash flows for the six months ended June 30, 2004 of approximately $625,000 and a corresponding net increase to operating cash flows from the amounts previously reported.
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
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 – Revised, “Share Based Payment.” The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Public companies may apply the standard on a modified prospective method. Under this method, a company records compensation expense for all awards it grants after the date it adopts the standard. In addition, public companies are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. During 2005, the Securities and Exchange Commission deferred the effective date of this statement until the first annual period beginning after June 15, 2005. The financial statement impact of adopting of this statement has not yet been estimated.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (SFAS 153). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS 153 will have a material impact on our results of operations or financial position.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$10,500	$(584)	$8,097	$(1,937)
Add: Stock-based employee compensation expense included in reported net income	—	—	—	—

Less: Total stock-based employee compensation expense determined under fair value based method for all awards	20	46	40	93

Pro forma net income (loss)	$10,480	$(630)	$8,057	$(2,030)

Earnings per share:
Basic and diluted—as reported	$0.48	$(0.03)	$0.37	$(0.09)
Basic and diluted—pro forma	$0.48	$(0.03)	$0.37	$(0.09)

     During the first quarter of 2005, we issued 20,000 shares of Class A Non-Voting Common Stock with an exercise price of $2.76 per share pursuant to the exercise by a former director of fully vested and then currently exercisable stock options. The exercise price was paid in the form of a promissory note in the amount of $55,000. Additionally, during the second quarter of 2005, we issued 5,850 shares and 5,000 shares of Class A Non-Voting Common Stock at exercise prices of $4.97 and $2.76 per share, respectively, to an employee of the corporation under our stock based compensation plan. The exercise price was paid in the form of a cash payment in the amount of $43,000.
Note 3 – Business Segments
     Our operations are organized into two reportable business segments within the meaning of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Our reportable segments are: (1) cinema exhibition and (2) real estate. The cinema segment is engaged in the development, ownership and operation of multiplex cinemas. The real estate segment is engaged in the development, ownership and operation of commercial properties, including ETRC’s in Australia and New Zealand and live theaters in the United States. Historically, our development projects have included a cinema component.
     Corporate results include interest income earned with respect to cash balances, interest expense, general and administrative expense, minority interest income (expense) and other income (expense). All operating results from discontinued operations are included in “(Loss) income from discontinued operations.” “(Loss) income from discontinued operations” from the Puerto Rico operations and the Glendale building is presented separately from “gain on disposal of business operations.”

     Information about our cinema and real estate segments operations for the three and six months ended June 30, 2005 and 2004 is presented in the following tables (dollars in thousands):

Three Months Ended June 30, 2005	Cinema	Real Estate	Corporate	Consolidated

Revenue	$20,983	$3,870	$—	$24,853
Operating expense	17,642	2,055	—	19,697
Depreciation & amortization expense	2,017	957	29	3,003
General & administrative expense	1,785	(146)	2,493	4,132

Operating (loss) income	(461)	1,004	(2,522)	(1,979)
Minority interest expense	—	—	281	281
Other income	—	—	37	37

(Loss) income before income from discontinued operations and income tax expense	(461)	1,004	(2,766)	(2,223)
Discontinued operations
Gain on disposal of business operations	1,597	12,013	—	13,610
(Loss) income from discontinued operations	(975)	308	—	(667)
Income tax expense	—	—	220	220

Net income (loss)	$161	$13,325	$(2,986)	$10,500

Three Months Ended June 30, 2004	Cinema	Real Estate	Corporate	Consolidated

Revenue	$16,969	$3,046	$—	$20,015
Operating expense	13,819	1,778	—	15,597
Depreciation & amortization expense	1,566	1,055	27	2,648
General & administrative expense	1,257	36	2,204	3,497

Operating income (loss)	327	177	(2,231)	(1,727)
Minority interest expense	—	—	125	125
Other income	—	—	961	961

Income (loss) before income from discontinued operations and income tax expense	327	177	(1,395)	(891)
Income from discontinued operations	347	94	—	441
Income tax expense	—	—	134	134

Net income (loss)	$674	$271	$(1,529)	$(584)

Six Months Ended June 30, 2005	Cinema	Real Estate	Corporate	Consolidated

Revenue	$42,899	$7,478	$—	$50,377
Operating expense	35,235	3,664	—	38,899
Depreciation & amortization expense	4,231	1,863	72	6,166
General & administrative expense	3,110	3	4,766	7,879

Operating income (loss)	323	1,948	(4,838)	(2,567)
Minority interest expense	—	—	419	419
Other expense	—	—	695	695

Income (loss) before income from discontinued operations and income tax expense	323	1,948	(5,952)	(3,681)
Discontinued operations
Gain on disposal of business operations	1,597	12,013	—	13,610
(Loss) income from discontinued operations	(1,766)	387	—	(1,379)
Income tax expense	—	—	453	453

Net income (loss)	$154	$14,348	$(6,405)	$8,097

Six Months Ended June 30, 2004	Cinema	Real Estate	Corporate	Consolidated

Revenue	$34,014	$6,017	$—	$40,031
Operating expense	27,515	3,333	—	30,848
Depreciation & amortization expense	3,190	2,164	68	5,422
General & administrative expense	2,499	93	4,303	6,895

Operating income (loss)	810	427	(4,371)	(3,134)
Minority interest expense	—	—	110	110
Other income	—	—	1,671	1,671

Income (loss) before income from discontinued operations and income tax expense	810	427	(2,810)	(1,573)
(Loss) income from discontinued operations	(113)	184	—	71
Income tax expense	—	—	435	435

Net income (loss)	$697	$611	$(3,245)	$(1,937)

Note 4 – Operation in Foreign Currency
     As fully described in our 2004 Annual Report, we have cinema and real estate operations with significant assets in Australia and New Zealand. To the extent possible, we conduct our Australian and New Zealand operations on a self-funding basis. The carrying value of our Australian and New Zealand assets fluctuate due to changes in the exchange rates between the US dollar and the functional currency of Australia (Australian dollar) and New Zealand (New Zealand dollar). We have no derivative financial instruments to hedge foreign currency exposure.
     Presented in the table below are the currency exchange rates for Australia and New Zealand as of June 30, 2005 and December 31, 2004.

	US Dollar
	June 30, 2005	December 31, 2004

Australian Dollar	$0.7618	$0.7709
New Zealand Dollar	$0.6959	$0.7125

Note 5 – Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing net earnings (loss) to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) to common stockholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options give rise to potentially dilutive common shares.

Stock Options
	June 30, 2005			June 30, 2004
		Weighted			Weighted
		Average			Average
		Exercise			Exercise
Common Stock	Outstanding	Price	Exercisable	Outstanding	Price	Exercisable

Class A Nonvoting	1,457,350	$4.21	1,402,100	1,498,200	$4.14	1,222,700
Class B Voting	185,100	$9.90	185,100	185,100	$9.90	185,100

     For the three months ended June 30, 2005 and 2004, respectively, we recorded net operating losses. As such, the incremental shares of 632,159 and 693,255 in 2005 and 2004, respectively, from stock options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.
Note 6 — Comprehensive Income
     U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income. The following table sets forth our comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss)	$10,500	$(584)	$8,097	$(1,937)
Foreign currency translation	(2,030)	(8,559)	(1,524)	(7,769)
Unrealized loss on AFS	—	(32)	—	(30)

Comprehensive income (loss)	$8,470	$(9,175)	$6,573	$(9,736)

Note 7 — Rental Property and Property and Equipment
     As of June 30, 2005 and December 31, 2004, we had investments in rental property and property and equipment as follows (dollars in thousands):

	June 30,	December 31,
	2005	2004

Property and equipment
Land	$40,360	$29,579
Building	68,629	69,288
Leasehold interest	8,007	7,931
Construction-in-progress and property under development	19,441	6,485
Fixtures and equipment	49,225	48,948

	185,662	162,231
Less accumulated depreciation	(35,693)	(30,559)

Property and equipment, net	$149,969	$131,672

     As part of construction-in-progress, we recorded $1.0 million in capitalized interest for the period ended June 30, 2005. There was no capitalized interest during the period ended December 31, 2004.
Note 8 – Goodwill and Intangible Assets
     As of January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead we perform an annual impairment review of our goodwill and other intangible assets in the fourth quarter. As of June 30, 2005 and December 31, 2004, we had goodwill consisting of the following (dollars in thousands):

	June 30,	December 31,
	2005	2004

Segments
Cinema	$9,272	$9,428
Real estate	4,376	4,388

Total	$13,648	$13,816

     We have intangible assets other than goodwill which are subject to amortization and are being amortized over various periods. We amortize our beneficial lease over 20 years and our option fees and acquisition costs over 10 years. For the three and six months ended June 30, 2005, the amortization expense totaled $307,000 and $611,000, respectively.
     Intangible assets subject to amortization consist of the following (dollars in thousands):

	Beneficial		Acquisition
As of June 30, 2005	Lease	Option Fee	Costs	Total

Gross carrying amount	$11,293	$4,110	$1,158	$16,561
Less: Accumulated amortization	2,438	2,216	363	5,017

Total, net	$8,855	$1,894	$795	$11,544

	Beneficial		Acquisition
As of December 31, 2004	Lease	Option Fee	Costs	Total

Gross carrying amount	$10,459	$4,110	$1,793	$16,362
Less: Accumulated amortization	2,041	2,033	331	4,405

Total, net	$8,418	$2,077	$1,462	$11,957

Note 9 – Income Tax
     The income tax provision for the three and six months ended June 30, 2005 and 2004 was composed of the following amounts (dollars in thousands), respectively:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Foreign income tax provision	$38	$—	$72	$169
Foreign withholding tax	119	127	245	257
Federal tax provision	—	—	51	—
Other income tax	63	7	85	9

Net tax provision	$220	$134	$453	$435

     As of June 30 2005, approximately $3.1 million in taxable temporary differences exist from the sale of the Glendale office building and its replacement with the Cinemas 1, 2 & 3 fee interest. Any future taxable income which may be related to the transaction is offset by approximately $20.0 million in future deductible temporary differences arising from available U.S. operating loss carry forwards. Accordingly, no deferred tax provision has been recorded.

Note 10 – Minority Interest
     Minority interest is composed of the following enterprises:
•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) by a subsidiary of National Auto Credit, Inc.;
•	33% minority interest in the Elsternwick Joint Venture by Champion Pictures Pty Ltd.; and
•	25% minority interest in Australian Country Cinemas by Panorama Cinemas for the 21st Century Pty Ltd.
     The components of minority interest are as follows (dollars in thousands):

	June 30,	December 31,
	2005	2004

AFC LLC	$3,206	$2,997
Australian Country Cinemas	308	295
Elsternwick Unincorporated Joint Venture	148	176
Others	2	2

Minority interest in consolidated affiliates	$3,664	$3,470

	(Income) expense for the		(Income) expense for the
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

AFC LLC	$51	$112	$209	$165
Australian Country Cinemas	150	2	152	(50)
Elsternwick Unincorporated Joint Venture	80	11	58	(5)

Minority interest expense	$281	$125	$419	$110

Note 11 – Notes Payable
     During the first half of 2005, we drew down $15.3 million (AUS$17.4 million) on our Australian credit facilities consisting of $3.7 million (AUS$4.8 million) from our Australian General Corporate Credit Facility and $11.6 million (AUS$15.0 million) from our Newmarket Loan. We used these funds primarily to finance the construction of our Newmarket development in Brisbane, Australia. These borrowings were partially offset by the assumption by the buyer of the Glendale Building of the $10.1 million mortgage loan on the property. The estimated fair value of our notes payable at June 30, 2005 and December 31, 2004 were approximately $85.9 million and $73.0 million, respectively.
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

     Glendale Building. On May 17, 2005, we sold our Glendale office building in Glendale, California for $10.3 million cash and $10.1 million of assumed debt resulting in a $12.0 million gain. All the cash proceeds from the sale were used in the purchase for $12.2 million of the Cinemas 1, 2 & 3 fee interest and of the landlord’s interest in the ground lease, encumbering that land, as part of a tax deferred exchange under Section 1031 of the Internal Revenue Code.
     The assets and liabilities of the Glendale building were as follows:

December 31,
2004

Assets
Prepaid and other current assets	$717
Rental property, net of depreciation	7,396
Capitalized leasing costs	277
Other assets	200

Total assets held for sale	$8,590

Liabilities
A/P and accrued expenses	$2,067
Property Taxes payable	67
Deferred revenue	211
Mortgage payable	10,188

Total liabilities related to assets held for sale	$12,533

The 2005 and 2004 quarterly results for the Glendale Property are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue	$441	$682	$1,103	$1,373
Operating expense	129	227	355	466
Depreciation & amortization expense	(99)	150	51	300
General & administrative expense	1	—	1	1

Operating income	410	305	696	606

Interest income	3	—	3	—
Interest expense	105	211	312	422

Income from discontinued operations before gain on sale	308	94	387	184
Gain on sale	12,013	—	12,013	—

Total income from discontinued operations	$12,321	$94	$12,400	$184

     Puerto Rico Cinema Operations. As of June 8, 2005, we sold our assets and certain liabilities associated with our Puerto Rico cinema operations for $2.3 million resulting in a $1.6 million gain. Net losses of $169,000 and $113,000 were included in the loss from discontinued operations for the six months ending 2005 and 2004, respectively, relate to these operations. No material income tax provision arises from this transaction.

     The assets and liabilities of the Puerto Rico operations were as follows:

December 31,
2004

Assets

Other receivable	$84
Inventory	84
Prepaid and other assets	185
Rental property, net of depreciation	1,988

Total assets held for sale	$2,341

Liabilities
A/P and accrued expenses	$1,572
Property Taxes payable	377
Deferred revenue	50
Other liabilities-Non current	678

Total liabilities related to assets held for sale	$2,677

     The 2005 and 2004 quarterly results for the Puerto Rico discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue	$2,098	$4,367	$4,575	$6,999
Operating expense	2,796	3,739	5,752	6,602
Depreciation & amortization expense	86	117	206	235
General & administrative expense	191	164	383	275

(Loss) income from discontinued operations before gain on sale	(975)	347	(1,766)	(113)
Gain on sale	1,597	—	1,597	—

Total income (loss) from discontinued operations	$622	$347	$(169)	$(113)

Note 13 – Acquisitions
     Cinemas 1, 2 & 3 Fee Interest. In June 2005, we purchased the approximately 7,840 square-foot fee interest underlying our current sub-leasehold interest in the Cinemas 1, 2 & 3 property located in Manhattan on 3rd Avenue between 59th Street and 60th Street for $12.2 million. Funding for this purchase came primarily from the net funds received from the sale of the Glendale office building. On May 17, 2005, we sold our Glendale office building in Glendale, California for $10.3 million cash and $10.1 million of assumed debt resulting in a $12.0 million gain. All the cash proceeds from the sale were used in the purchase for $12.2 million of the Cinemas 1, 2 & 3 fee interest and of the landlord’s interest in the ground lease, encumbering that land, as part of a tax deferred exchange under Section 1031 of the Internal Revenue Code. We have identified the acquisition of the tenant’s interest in that same ground lease for a further $9.0 million in order to utilize the remainder of the proceeds for the purpose of that tax deferred exchange. Assuming that this acquisition closes prior to the November 13, 2005 cut-off date for the closing of such an exchange, no material income tax provision will arise from the transaction. If for any reason we should fail to acquire the tenant’s interest in the ground lease by November 13, 2005, then approximately $8.8 million of the gain from the sale of our Glendale office building would not be deferred, but would be offset against our outstanding net operating losses. Accordingly, we do not currently anticipate that the sale of our Glendale office building will result in the payment of any material Federal or State income taxes for 2005.

Note 14 – Prepaid and Assets
     Prepaid and other assets are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2005	2004

Prepaid and other current assets
Prepaid expenses	$1,635	$292
Prepaid taxes	423	668
Deposits	859	830
Deferred tax asset	10	—
Other	954	391

Total prepaid and other current assets	$3,881	$2,181

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,931	$2,073
Long-term restricted cash	392	399
Deferred financing costs, net	984	1,076
Deferred expense	—	353
Other	—	32

Total non-current assets	$3,307	$3,933

Note 15 – Other Liabilities
     Other liabilities are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2005	2004

Current liabilities
Deferred payables	$—	$599
Other	10	—

	$10	$599

Non current liabilities
Foreign withholding taxes	$4,834	$5,334
Straight-line rent liability	3,044	2,991
Other	3,319	2,290

	$11,197	$10,615

Note 16 – Commitment and Contingencies
     The following is an update of our commitments and contingencies set forth in our 2004 Annual Report.
Whitehorse Litigation
     On October 30, 2000, we commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against our joint venture partner and the controlling stockholders of our joint venture partner in the Whitehorse Shopping Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect on a promissory note (the “K/ B Promissory Note”) evidencing a loan that we made to Ms. Khor and Mr.

Burr and that was guaranteed by Burstone Victoria PTY, LTD (“Burstone” and collectively with Ms. Khor and Mr. Burr, the “Burstone Parties”). The Burstone Parties asserted in defense certain set-offs and counterclaims, alleging, in essence, that we had breached our alleged obligations to proceed with the development of the Whitehorse Shopping Center, causing the Burstone Parties substantial damages. Following trial, the trial court not only affirmed the liability of the Burstone Parties on the K/B Promissory Note but also determined that we had breached certain obligations owed to WPG (the joint venture in which we own a 50% interest and in which Burstone owns the remaining 50% interest). The trial court did not, however, find us in breach of any direct obligations to any one or more of the Burstone Parties.
     The trial court has entered judgment against us and in favor of WPG in the amount of $3.4 million (AUS$4.5 million). The trial court has also entered judgment against the Burstone Parties and in our favor in the amount of $3.2 million (AUS$4.2 million). Further, the trial court has found us responsible to reimburse the Burstone Parties for 65% of their out-of-pocket legal fees, an amount not yet determined but estimated at approximately $457,000 (AUS$600,000). In addition, we have settled various ancillary claims against us for an additional $305,000 (AUS$400,000), which has now been paid to WPG.
     As discussed in greater detail below, we have given timely notice of our intention to appeal the judgment entered against us by the trial court and intend to vigorously prosecute that appeal. The Burstone Parties failed to give a timely notice of any appeal, and, consequently, will only be permitted to appeal if leave is granted by the court. The Burstone Parties has now sought such approval to appeal.
     A provisional liquidator has been appointed for WPG, and that company is now in the process of being wound up. As a consequence of our 50% interest in WPG, in the event that we are not successful in our appeal, we currently anticipate that we will ultimately receive liquidating distributions from WPG in an amount equal to approximately $1.7 million (AUS$2.3 million). Accordingly, we believe, assuming that the Burstone Parties have the wherewithal to satisfy the judgment against them, that even if we do not prevail on appeal, we will still net in the range of $1.1 million (AUS$1.4 million) from the litigation, less such attorney’s fees as may be assessed against us when the final accounting for such fees is made.
     We are advised by senior Queen’s Counsel after conducting an independent review of the evidence submitted at trial and the trial court’s opinion that, in his opinion, the trial court erred in a number of critical aspects, and that we should have no liability to WPG or any of the Burstone Parties. Accordingly, we have appealed that part of the trial court’s determination. Since Ms. Khor and Mr. Burr do not contest their liability under the K/B Promissory Note, and since we are advised that there is no right on the part of the Burstone Parties to set off against their liability on the K/B Promissory Note WPG’s judgment against us pending appeal, we currently intend to pursue collection of the principal and interest owed on the K/ B Promissory, whether or not the Burstone Parties seek to appeal portions of the trial court’s judgment against us. At the end of July 2005, the Burstone Parties made a partial payment of $229,000 (AUS $300,000) against the judgement against them in favor of us.
Village East Antitrust Litigation
     During the second quarter we reached settlement with SONY and its affiliate Columbia Pictures on terms which will, in our view, enhance our ability to obtain first run film for our Village East cinema. We have now reached settlement with all of the original defendants other than Regal Entertainment and Paramount Pictures.

Certain Cinema Interests
     We are currently under contract to acquire for $4.5 million a 50% interest in an unincorporated joint venture that owns 20 screens. During the period, we made a deposit of $700,000 with respect to the completion of the transaction. In order to complete the sale, both parties need to clear certain contingencies that are part of the sales agreement. As such, we can not give any assurance that we will complete this acquisition.
Note 17 – Common Stock
     During the first quarter of 2005, we issued 20,000 shares of Class A Non-Voting Common Stock with an exercise price of $2.76 per share pursuant to the exercise by a former director of fully vested and then currently exercisable stock options. The exercise price was paid in the form of a promissory note in the amount of $55,000. Additionally, during the second quarter of 2005, we issued 5,850 shares and 5,000 shares of Class A Non-Voting Common Stock at exercise prices of $4.97 and $2.76 per share, respectively, to an employee of the corporation under our stock based compensation plan.
     As noted in our 2004 Annual Report, the sellers of the Movieland Circuit were given non-transferable options to put to us the Class A Common Stock issued to them in connection with the acquisition of that circuit, at a put price of NZ$11.94 at any time during January 2006. For the period ended June 30, 2005, the put option is recorded as a liability on our books for $184,000. We remeasure this liability each period through the end of the option life in January 2006.
Note 18 – Derivative Instruments
     The following table sets forth the terms of our interest rate swap derivative instruments at June 30, 2005:

Type of			Receive Variable
Instrument	Notional Amount	Pay Fixed Rate	Rate	Maturity Date
Interest rate swap	$10,728,600	6.1800%	5.665%	March 31, 2006
Interest rate swap	$12,436,385	6.6800%	n/a	December 31, 2008
Interest rate swap	$11,236,550	6.4400%	5.975%	December 31, 2008
Interest rate swap	$9,712,950	5.7000%	5.975%	December 31, 2007
     In accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in an $492,000 (AUS$640,000) increase and $21,000 (AUS$27,000) increase to interest expense during the three months and six months ended June 30, 2005, respectively. We have recorded the fair market value of our interest rate swaps of $820,000 (AUS$1.1 million) as an other long-term liability. The swap with a notional amount of $12,436,000 does not have a “Receive Variable Rate” because the instrument will not be effective until March 31, 2006. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 19 – Investments in and Advances to Joint Ventures
     Investments in and advances to unconsolidated joint ventures are accounted for under the equity method of accounting, and as of June 30, 2005 and December 31, 2004 include the following (dollars in thousands):

		June 30,	December 31,
	Interest	2005	2004

Mt. Gravatt	33.3%	$3,800	$3,845
Berkeley Cinemas	50.0%	1,273	1,217
205-209 East 57th Street Associates, LLC	25.0%	3,254	2,290

Total		$8,327	$7,352

     205-209 East 57th Street Associates, LLC. During the first quarter of 2005, we increased our investment by $963,000 in the 205-209 East 57th Street Associates, LLC, a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan. The increase in our investment was done to maintain our 25% equity ownership in the joint venture in light of increased budgeted construction costs.
     Cinema Joint Ventures. For the three and six months ending June 30, 2005, we recorded equity earnings from Mt. Gravatt of $83,000 and $218,000, respectively, and from Berkeley Cinemas of $103,000 and $372,000, respectively.
Note 20– Subsequent Events
     Stock Issuance Upon Exercise of Employees Stock Options. On July 11, 2005, we issued 925,000 shares of Class A Non-Voting Common Stock at an exercise price of $3.80 per share to Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, in connection with options issued to him under our stock based compensation plan. Mr. Cotter paid the exercise price by surrendering 486,842 shares of Class A Non-Voting Common Stock, resulting in a net increase in the number of shares of Class A Non-Voting Common Stock outstanding of 438,158 shares.
     Cinemas 1, 2 & 3 Ground Lease. On August 3, 2005, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, approved management’s proposal to acquire from Sutton Hill Capital LLC (“SHC”) for $9.0 million, its tenant’s interest in the ground lease estate that is currently sandwiched between (i) our fee ownership of the underlying land and (ii) our current possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3 in Manhattan. We are advised that the transactional documentation has been approved by SHC, and it is currently anticipated that we should be able to close the transaction before the end of August. The Cinemas 1, 2 & 3 are located on 3rd Avenue between 59th and 60st Streets. Closing is subject to finalization of the necessary transactional documentation. Accordingly, no assurances can be given at this time that the above referenced transaction will ultimately close on the terms described above, or at all.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As Reading International, Inc. (“Reading” and “we,” “us” or “our”), we consider ourselves to be essentially a cinema exhibition and live theater operating company with a strong focus on the development and holding of real estate assets. Our business operations include:
•	the development, ownership and operation of multiplex cinemas in the United States, Australia, and New Zealand;

•	the development and operation of cinema-based entertainment-themed retail centers (“ETRC”) in Australia and New Zealand;

•	the ownership and operation, typically as a landlord, of “Off Broadway” style live theaters in Manhattan and Chicago; and

•	the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States typically as a business ancillary to the development and operation of cinemas, cinema-based ETRC’s and live theaters.

We manage our worldwide cinema business under various different brands:

•	in the US, under the Reading, Angelika Film Center and City Cinemas brands;

•	in Australia, under the Reading brand; and

•	in New Zealand, under the Reading and Berkeley Cinemas brands.
     We currently operate 32 cinemas with 212 screens, have investments in certain unconsolidated joint ventures in which we have varying interests and which own an additional six cinemas with 45 screens and manage three cinemas with 14 screens. Shortly before the end of the quarter, we completed our previously disclosed plan to leave the Puerto Rican cinema market by selling all of our cinemas in Puerto Rico for $2.3 million. The assets were previously operated by us under the Cine Vista brand.
     Our business plan going forward is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying the operating assets, or long term leases, which we believe provide flexibility with respect to the usage of such leasehold assets and to focus on the development of our existing real estate. In the near term, we are focusing principally on the operation of our existing cinema assets and in the development of five parcels of undeveloped real estate in Melbourne, Brisbane, and Sydney in Australia and in Wellington in New Zealand while taking advantage of those opportunities that may present themselves from time to time to strategically expand our existing cinema circuits. Consistent with that intention to be opportunistic in our acquisition of additional cinemas, during the quarter we entered into a contract to acquire a 50% unconsolidated joint venture interest in 5 cinemas with 20 screens.
     During the second quarter, our efforts on the real estate side of our business were focused in large part on the entitlements process for our 50 acre Burwood site, the construction and finalization of the lease-up of our 4.1 acre Newmarket site, and the sale of our Glendale building, which lacked any entertainment components, as a part of a tax deferred exchange to fund the acquisition of the fee and ground lease interest underlying our Cinema 1, 2 & 3 property in Manhattan.
     A significant portion of our business is conducted in Australia and New Zealand, and as such, we are subject to a certain degree of currency risk. We do not engage in currency hedging activities. Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis. Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies. Due to the developing nature of our operations in Australia and New Zealand, our revenues are not yet significantly greater than our operating expenses. The resulting natural operating hedge has led to a negligible foreign currency effect on our earnings. As we continue to progress with our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.
     We continue to acquire, to dispose of or to reposition assets in accordance with our business plan as follows:
•	Certain Cinema Interests. We are currently under contract to acquire for $4.5 million a 50% interest in an unincorporated joint venture that owns 20 screens. However, we can not give any assurance that we will complete this acquisition.

•	Puerto Rico Cinema Operations. As of June 8, 2005, we closed the sale of all of our cinema assets located in Puerto Rico for $2.3 million, resulting in a book gain of $1.6 million.

•	Cinemas 1, 2 & 3 Fee Interest. On June 1, 2005, we purchased the approximately 7,840 square-foot fee interest and the landlord’s interest in the ground lease underlying our current sub-leasehold interest in the Cinemas 1, 2 & 3 property located in Manhattan on 3rd Avenue between 59th Street and 60th Street for $12.2 million. Funding for this purchase came primarily from the net funds received from the sale of the Glendale office building.

•	Cinemas 1, 2 & 3 Ground Lease. On August 3, 2005, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, approved management’s proposal to acquire from Sutton Hill Capital LLC (“SHC”) for $9.0 million, its tenant’s interest in the ground lease estate that is currently sandwiched between (i) our fee ownership of the underlying land and (ii) our current possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3 in Manhattan. We are advised that the transactional documentation has been approved by SHC, and it is currently anticipated that we should be able to close the transaction before the end of August. The Cinemas 1, 2 & 3 are located on 3rd Avenue between 60th and 61st Streets. Closing is subject to finalization of the necessary transactional documentation. Accordingly, no assurances can be given at this time that the above referenced transaction will ultimately close on the terms described above, or at all.

•	Glendale Building. On May 17, 2005, we closed the sale of our Glendale California office building for $21.0 resulting in a book gain of $12.0 million. At the closing, we received net cash of approximately $10.3 million and the buyer assumed our liability under the $10.1 million mortgage encumbering the property. This was our only domestic commercial property (other than our leasehold interest in our Los Angeles County headquarters and certain landholdings) that had no entertainment components.

•	205-209 East 57th Street Associates, LLC. During the first quarter of 2005, we increased our investment by $963,000 to $3.3 million in the 205-209 East 57th Street Associates, LLC (“57th Street Associates”). The increase in investment was done to maintain our 25% equity ownership in the joint venture, in light of certain higher than initially budgeted construction costs. Construction is currently anticipated to be complete by mid-2006, and condominium units in the project are currently being offered for sale. The managing member of 57th Street Associates reports that it now has under contract 58 out of 67 units, at an average selling price of $1,296 per square foot an increase of $196 per square foot from the project’s budget. We currently anticipate that construction will be completed and the sale of individual condominium units closed, during the second quarter of 2006.

Results of Operations
     Up until the sale of our Puerto Rico cinemas effective June 8, 2005, for most of the quarter ended June 30, 2005, we directly operated 38 cinemas with 260 screens, had unconsolidated joint ventures in which we have varying interests, with an additional six cinemas with 45 screens and managed three cinemas with 14 screens. Regarding real estate, we own and operated during the quarter three ETRC’s that we developed in Australia and New Zealand; own the fee interests in four developed commercial properties in Manhattan and Chicago, all of which are improved with live theaters comprising seven stages and, in two cases, ancillary retail and commercial space; own the fee interests underlying one of our Manhattan cinemas and hold for development an additional five parcels (aggregating approximately 60 acres) in urbanized areas of Australia and New Zealand. Two of these parcels (comprising approximately 55 acres) are in areas designated by the provincial government of Victoria, Australia as “major activity centers,” and we are currently in the land use planning phases of their development.
     The tables below summarize the results of operations for each of our principal business segments for the three (“2005 Quarter”) and six (“2005 Six Months”) months ended June 30, 2005 and the three (“2004 Quarter”) and six (“2004 Six Months”) months ended June 30, 2004, respectively. Operating expenses include costs associated with the day-to-day operations of the cinemas and live theaters and the management of rental properties. All operating results from discontinued operations are included in “(Loss) income from discontinued operations.” “(Loss) income from discontinued operations” from the Puerto Rico operations and the Glendale building is presented separately from “gain on disposal of business operations.”

Three Months Ended June 30, 2005	Cinema	Real Estate	Corporate	Consolidated

Revenue	$20,983	$3,870	$—	$24,853
Operating expense	17,642	2,055	—	19,697
Depreciation & amortization expense	2,017	957	29	3,003
General & administrative expense	1,785	(146)	2,493	4,132

Operating (loss) income	(461)	1,004	(2,522)	(1,979)
Minority interest expense	—	—	281	281
Other income	—	—	37	37

(Loss) income before income from discontinued operations and income tax expense	(461)	1,004	(2,766)	(2,223)
Discontinued operations
Gain on disposal of business operations	1,597	12,013	—	13,610
(Loss) income from discontinued operations	(975)	308	—	(667)
Income tax expense	—	—	220	220

Net income (loss)	$161	$13,325	$(2,986)	$10,500

Three Months Ended June 30, 2004	Cinema	Real Estate	Corporate	Consolidated

Revenue	$16,969	$3,046	$—	$20,015
Operating expense	13,819	1,778	—	15,597
Depreciation & amortization expense	1,566	1,055	27	2,648
General & administrative expense	1,257	36	2,204	3,497

Operating income (loss)	327	177	(2,231)	(1,727)
Minority interest expense	—	—	125	125
Other income	—	—	961	961
Income (loss) before income from discontinued operations and income tax expense	327	177	(1,395)	(891)
Income from discontinued operations	347	94	—	441
Income tax expense	—	—	134	134

Net income (loss)	$674	$271	$(1,529)	$(584)

Six Months Ended June 30, 2005	Cinema	Real Estate	Corporate	Consolidated

Revenue	$42,899	$7,478	$—	$50,377
Operating expense	35,235	3,664	—	38,899
Depreciation & amortization expense	4,231	1,863	72	6,166
General & administrative expense	3,110	3	4,766	7,879

Operating income (loss)	323	1,948	(4,838)	(2,567)
Minority interest expense	—	—	419	419
Other expense	—	—	695	695

Income (loss) before income from discontinued operations and income tax expense	323	1,948	(5,952)	(3,681)
Discontinued operations
Gain on disposal of business operations	1,597	12,013	—	13,610
(Loss) income from discontinued operations	(1,766)	387	—	(1,379)
Income tax expense	—	—	453	453

Net income (loss)	$154	$14,348	$(6,405)	$8,097

Six Months Ended June 30, 2004	Cinema	Real Estate	Corporate	Consolidated

Revenue	$34,014	$6,017	$—	$40,031
Operating expense	27,515	3,333	—	30,848
Depreciation & amortization expense	3,190	2,164	68	5,422
General & administrative expense	2,499	93	4,303	6,895

Operating income (loss)	810	427	(4,371)	(3,134)
Minority interest expense	—	—	110	110
Other income	—	—	1,671	1,671

Income (loss) before income from discontinued operations and income tax expense	810	427	(2,810)	(1,573)
(Loss) income from discontinued operations	(113)	184	—	71
Income tax expense	—	—	435	435

Net income (loss)	$697	$611	$(3,245)	$(1,937)

Cinema
     Included in the cinema segment above is revenue and expense from the operations of 32 cinema complexes with a total of 212 screens.
•	Cinema revenue increased for the 2005 Six Months by $8.9 million or 26% and by $4.0 million or 24% for the 2005 Quarter when compared to the same periods in 2004. Approximately $7.5 million of the 2004 Six Months increase is from the new operations in Australia and New Zealand. The remaining increase of $1.4 million was the result of an increase in our domestic theatre admissions.

•	Operating expense increased for the 2005 Six Months by $7.7 million or 28% and by $3.8 million or 28% for the 2005 Quarter when compared to the same periods in 2004. Approximately $6.9 million of the 2004 Six Months increase is from the new operations in Australia and New Zealand. The remaining increase of $774,000 was the result of theater film rental costs from an increase in our domestic theatre admissions. Overall our operating expenses for six months year-to-year were reasonably consistent at 82% of gross revenue for 2005 and 81% of gross revenue for 2004.

•	Depreciation expense increased for the 2005 Six Months by $1.0 million or 33% and increased by $451,000 or 29% for the 2005 Quarter when compared to the same periods in 2004. The 2005 Six month increase was primarily from our late-year 2004 acquisitions of the Anderson and Movieland Circuits and the addition of two new cinemas in December 2004.

•	General and administrative expense increased for the 2005 Six Months by $611,000 or 24% and by $528,000 million or 42% for the 2005 Quarter when compared to the same periods in 2004. The increase was primarily related to legal services for our continuing anti-trust litigation with respect to the access of our Village East cinema to first run commercial film products.

•	Loss from discontinued operations increased for the 2005 Six Months by $1.7 million. This was primarily driven by our discontinued Puerto Rico circuit which we sold on June 8, 2005. The loss of three weeks trading in June 2005 compared to three of the strongest weeks the Puerto Rico circuit had in 2004, drove the shortfall. This is more clearly reflected in the loss of $975,000 for the 2005 quarter compared to earnings of $347,000 in the 2004 quarter.

•	Gain on disposal of business operations was $1.6 million from the disposition of our Puerto Rico operations.

•	As a result of the above, net income for the cinema segment decreased for the 2005 Six Months by $543,000 and by $513,000 for the 2005 Quarter when compared to the same periods in 2004.
Real Estate
     For the three and six months ended June 30, 2005, our rental generating real estate holdings consisted of:
•	our Belmont, Perth ETRC, our Auburn, Sydney ETRC and our Wellington , New Zealand ETRC;

•	three single auditorium live theaters in Manhattan (Minetta Lane, Orpheum, and Union Square) and a four auditorium live theater complex in Chicago (The Royal George) and, in the case of the Union Square and the Royal George their accompanying ancillary retail and commercial tenants;

•	the ancillary retail and commercial tenants at some of our cinema locations;

•	an office building located in Glendale, California (which we sold on May 17, 2005); and

•	certain raw land, used in our historic activities.
     For the three and six months ended June 30, 2005, our real estate segment generated the following income statement activity:
•	Revenue increased for the 2005 Six Months by $1.5 million or 24% and by $824,000 or 27% for the 2005 Quarter when compared to the same periods in 2004. Of the 2005 Six Months increase, approximately $763,000 was attributable to an increase in rent from our domestic live theater rentals and $674,000 was from higher rental revenue and higher occupancy rates from our Australian and New Zealand ETRC’s and domestic properties.

•	Operating expense for the real estate segment increased for the 2005 Six Months by $331,000 or 10% and by $277,000 or 16% for the 2005 Quarter when compared to the same periods in 2004. This change mostly relates to an increase in variable costs associated with our live theater facilities during the 2005 Six Months and 2005 Quarter.

•	Depreciation expense for the real estate segment decreased for the 2005 Six Months by $301,000 or 14% and by $98,000 or 9% for the 2005 Quarter when compared to the same periods in 2004. The majority of the movement was attributed to the sale of our Glendale office building.

•	General and administrative expense decreased for the 2005 Six Months by $90,000 and by $182,000 for the 2005 Quarter when compared to the same periods in 2004.

•	Income from discontinued operations increased for the 2005 Six Months by $203,000 and by $214,000 for the 2005 Quarter when compared to the same periods in 2004. The Glendale office building was held for sale from January 2005 and sold on May 17, 2005. As such, we did not record depreciation for the building for the five months in accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

•	Gain on disposal of business operations was $12.0 million from the disposition of our Glendale office building.

•	As a result of the above, real estate net income increased for the 2005 Six Months by $13.7 million and by $13.1 million for the 2005 Quarter when compared to the same periods in 2004.
Corporate
     General and administrative expense includes expenses that are not directly attributable to other operating segments. The increase in general and administrative expense of $463,000 in the 2005 Six Months when compared to the 2004 Six Months is primarily due to additional legal expense as well as accounting and audit fees related to our compliance with the Sarbanes-Oxley Act of 2002.
Corporate other expense (income) is primarily comprised of:

•	interest expense/income;

•	gain/loss on sale of assets;

•	equity income (loss) of unconsolidated investments;

•	gain recognized on foreign currency translation; and

•	other miscellaneous income and loss items.
     Other expense for the 2005 Six Months was $695,000 compared to other income of $1.7 million for the same period in 2004. The change was primarily related to a decrease in income in equity earnings of unconsolidated investments of $473,000, a decrease in interest income of $485,000, and a decrease in gains recognized for currency fluctuation of $1.4 million. Other income for the 2005 Quarter decreased by $923,000 primarily due to a decrease of $465,000 in income related to currency fluctuation and a decrease in income in equity earnings of unconsolidated investments of $351,000.

Acquisitions
Cinemas 1, 2 & 3 Fee Interest
     On June 1, 2005, we acquired for $12.2 million the fee interest and the landlord’s ground lease interest underlying our Cinemas 1, 2 & 3 property in Manhattan, as a part of a tax deferred exchange under Section 1031 of the Internal Revenue Code. The funds used for the acquisition came primarily from the sale of our Glendale, California office building. Currently, in order to take full advantage of tax deferral provided by Section 1031, we must invest an additional $8.8 million by November 13, 2005.
     As a result of the acquisition of this fee interest, our effective rental expense under the Master Lease with respect to the Cinemas 1, 2 & 3 and the Village East cinema has decreased by approximately $285,000 annually, since we are now, in essence, paying that ground lease rent (a “pass through” item under the Master Lease with SHC) to ourselves.
Cinemas 1, 2 & 3 Ground Lease
     On August 3, 2005, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, approved management’s proposal to acquire from Sutton Hill Capital LLC (“SHC”) for $9.0 million, its tenant’s interest in the ground lease estate that is currently sandwiched between (i) our fee ownership of the underlying land and (ii) our current possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3 in Manhattan. We are advised that the transactional documentation has been approved by SHC, and it is currently anticipated that we should be able to close the transaction before the end of August. The Cinemas 1, 2 & 3 are located on 3rd Avenue between 59th and 60st Streets.
     The acquisition of the ground lease estate is intended to finalize the acquisition side of a tax deferred exchange under Section 1031 of the Internal Revenue Code designed to exchange our interest in our only non-entertainment oriented fee property in the United States for the fee interest underlying our leasehold estate in the Cinemas 1, 2 & 3.
     During the second quarter, we sold our Glendale, California office building for approximately $21.0 million, comprised of $10.3 million in cash and the assumption by the purchaser of the first mortgage on that property in the amount of $10.1 million. Thereafter, we acquired the fee interest and the landlord’s interest in the ground lease underlying the Cinemas 1, 2 & 3, for $12.2 million in cash, funded principally by the cash proceeds from the sale of the Glendale office building. It is anticipated that the acquisition of SHC’s interest as the tenant under the ground lease will be the last element of the exchange, and that it will be funded through the issuance to SHC of a $9.0 million promissory note, bearing interest at a fixed rate of 8.25% and maturing at the end of 2010.
     It is anticipated that SHC will retain ownership of the building and improvements constituting the Cinemas and in which we hold a tenancy interest. However, as a part of the transaction, we will be obtaining an option to acquire these improvements for $100,000, in the event that we should decide to redevelop the property. Accordingly, upon the acquisition of SHC’s interest in the ground lease we will have brought together under Reading the ownership interest of all of the interests necessary for Reading to be, on a consolidated basis, the absolute fee owner of the Cinemas property – subject only to SHC’s interest in the building which we have an option to acquire for a further $100,000. Upon completion of the acquisition of the SHC interest, we anticipate that our book value and tax basis will be approximately $21.3 million and $9.1 million, respectively, as compared to an appraised value of the property of $27.5 million, based on an independent appraisal dated April 25, 2005.
     We are currently in possession of the Cinemas 1, 2 & 3 pursuant to a Master Operating Lease with SHC, which currently covers the Village East Cinema and the Cinema 1, 2 & 3. As a part of the transaction, it is anticipated that the rent under that lease will be reduced by $743,000 per year and that the exercise price of the option to purchase under that lease will be reduced by $9.0 million.
     Closing is subject to finalization of the necessary transactional documentation. Accordingly, no assurances can be given at this time that the above referenced transaction will ultimately close on the terms described above, or at all.
Certain Cinema Interests
     We are currently under contract to acquire for $4.5 million a 50% interest in an unincorporated joint venture that owns 20 screens. A deposit of $700,000 has been made with respect to the completion of that transaction, which is expected to close in the current quarter, and is recorded as deposit.
Dispositions
Glendale Office Building
     On May 17, 2005, we closed the sale of our Glendale California office building for $21.0 million resulting in a book gain of $12.0 million. At the closing, we received net cash of approximately $10.3 million and the buyer assumed our liability under the $10.1 million mortgage encumbering the property. This sale has been booked as a discontinued operation, and the resultant gain appears under “gain on disposal of business operations.”
     This property was our only wholly owned property in the United States that was not used directly in connection with our cinema and live theater operations. It was sold as a part of a tax deferred exchange under Section 1031 of the Internal Revenue Code, with the intention of reinvesting the profit and basis in the fee and ground lease interests underlying our Cinema 1, 2 & 3 leasehold property in Manhattan.
     The income from discontinued operations of our Glendale Property was $387,000 for the 2005 Six Months and $184,000 for the 2004 Six Months.
Puerto Rico Cinema Assets
     As of June 8, 2005, we closed the sale of all of our cinema assets located in Puerto Rico for $2.3 million, resulting in a book gain of $1.6 million. This sale has likewise been booked as a discontinued operation, and the resulting gain appears under “gain on disposal of business operations.” In connection with the sale, we have entered into a covenant not to compete, and do not currently intend to engage further in cinema operations in Puerto Rico.

     The loss from discontinued operations of our Puerto Rico cinema operations was $1.8 million for the 2005 Six Months and $113,000 for the 2004 Six Months. These operations produced net losses of $338,000 and $1.7 million, respectively for the years ended December 31, 2004 and 2003.
      Included in the sold assets were our litigation claims against Plaza Las Americas. However, we are continuing to pursue our antitrust action against the dominant exhibitor in Puerto Rico.
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
     We are currently concentrating our acquisitions and development activities primarily in Australia and New Zealand, as we believe that there are currently better opportunities in these markets than domestically and have now disposed of our cinema assets in Puerto Rico. We continue to close under-performing cinema assets, or to sell or put to other purposes those cinema assets which have value as real estate significantly in excess of their value as cinemas.
Contractual Obligations
     The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at June 30, 2005 (in thousands):

	2005	2006	2007	2008	2009	Thereafter

Long-term debt	$205	$1,548	$9,660	$2,892	$69,085	$3,412
Lease obligations	5,675	11,350	11,513	10,964	10,842	75,172
Estimated interest on long-term debt	3,074	6,101	5,947	5,667	2,927	385

Total	$8,954	$18,999	$27,120	$19,523	$82,854	$78,969

     We are currently under contract to acquire for $4.5 million a 50% interest in an unincorporated joint venture that owns 20 screens. However, we can not give any assurance that we will complete this acquisition.
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
Operating Activities
     Cash used in operations was $897,000 in the 2005 Six Months compared to $1.1 million of cash provided by operations in the 2004 Six Months. The change in cash used in operations of $2.7 million is due primarily to:
•	a decrease of $1.4 million in cash provided by operating income from our Puerto Rico operations prior to its sale;

•	an increase of interest payments of $490,000 primarily related to our increased borrowings New Zealand in the fourth quarter of 2004; and

•	a decrease in cash distributions from equity earnings of our joint venture partners of approximately $205,000.
Investing Activities
     Cash used in investing activities during the first six months of 2005 was $14.0 million compared to $6.4 million during the same period in 2004. The 2005 Six Months increase was primarily due to:
•	$13.5 million in purchases of property and equipment for the most part related to the on-going construction work on our Newmarket development in Brisbane, Australia;

•	$963,000 increase in our investment in the 205-209 East 57th Street Associates, LLC;

•	$1.0 million in purchases of property and equipment mainly in New Zealand; and

•	$700,000 deposit paid to secure a contract to acquire a 50% interest in an unincorporated joint venture that owns 20 screens; and

•	$11.5 million paid for the acquisition of the fee interest in the Cinemas 1, 2 & 3 property in New York City; offset by

•	$12.6 million in net proceeds from the sales of our Glendale office building and Puerto Rico operations; and

•	$833,000 decrease in restricted cash.
     In the 2004 Six Months, we had increased purchases of equipment and property development expenditures as we continued to expand and grow our cinema operations. We made deposits on equipment necessary for the fit-out of two state-of-the-art cinemas which opened in the fourth quarter of 2004. We also advanced deposit monies against the purchase of the Anderson Cinemas, completion of which occurred in July 2004.
Financing Activities
     Cash provided by financing activities was $14.9 million for the first six months of 2005 compared to cash used in financing activities of $1.3 million during the same period in 2004. This increase is attributable to our increase in borrowings of approximately $15.3 million primarily used to finance the on-going construction work on our Newmarket development in Brisbane, Australia.

     We are currently in the advanced stages of negotiation with our Australian bank to increase our credit facility from $41.9 million (AUS$55.0 million) to $51.3 million (AUS$67.4 million) including a ($7.6 million AUS$10.0 million) working capital facility. Although we anticipate that we will be successful in increasing the facility, we can not give any assurances that we will complete this transaction at this time.
Summary
     Our cash position at June 30, 2005 was $12.1 million compared to $12.3 million at December 31, 2004. The majority of the $198,000 change related to the following transactions:
•	$10.3 million related to the sale of our Glendale Building;

•	$2.3 million related to the sale of our Puerto Rico cinema operation; and

•	$15.3 million of new borrowings; offset by

•	$13.5 million of capital expenditures related to the on-going construction work on our Newmarket development;

•	$1.0 million related to the purchase of property and equipment in the U.S. and New Zealand;

•	$1.7 million used to support our Puerto Rico operation prior to its sale;

•	$963,000 attributed to our additional investment in the 205-209 East 57th Street Associates, LLC; and

•	$11.5 million paid to the Cinemas 1, 2, 3 property in New York City.
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

     Our exposure to interest rate risk arises out of our long-term debt obligations. Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a variable rate into a fixed rate. Our internal procedures allow us to enter into derivative contracts on certain borrowing transactions to achieve this goal. As detailed in our 2004 Annual Report, our Australian credit facilities provide for floating interest rates but require that not less than a certain percentage of the loans be swapped into fixed rate obligations using the derivative contracts.
     In accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in an $483,000 (AUS$640,000) increase and $21,000 (AUS$27,000) increase to interest expense during the three months and six months ended June 30, 2005, respectively. We have recorded the fair market value of our interest rate swaps of $820,000 (AUS$1.1 million) as an other long-term liability. The swap with a notional amount of $12,436,000 does not have a “Receive Variable Rate” because the instrument will not be effective until March 31, 2006. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.
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

     Where we are the defendants, we accrue for probable damages, which may not be covered by insurance, as they become known and can be reasonably estimated. In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position or liquidity. However, we do not give any assurance as to the ultimate outcome of such claims and litigation. The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period. An update of our current litigation since our Company’s 2004 Annual Report is described below.
Whitehorse Litigation
     On October 30, 2000, we commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against our joint venture partner and the controlling stockholders of our joint venture partner in the Whitehorse Shopping Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect on a promissory note (the “K/ B Promissory Note”) evidencing a loan that we made to Ms. Khor and Mr. Burr and that was guaranteed by Burstone Victoria PTY, LTD (“Burstone” and collectively with Ms. Khor and Mr. Burr, the “Burstone Parties”). The Burstone Parties asserted in defense certain set-offs and counterclaims, alleging, in essence, that we had breached our alleged obligations to proceed with the development of the Whitehorse Shopping Center, causing the Burstone Parties substantial damages. Following trial, the trial court affirmed the liability of the Burstone Parties on the K/B Promissory Note but, much to our surprise and to the surprise of our trial counsel, also determined that we had breached certain obligations owed to WPG (the joint venture in which we own a 50% interest and in which Burstone owns the remaining 50% interest). The trial court did not, however, find us in breach of any direct obligations to any one or more of the Burstone Parties.
     The trial court has entered judgment against us and in favor of WPG in the amount of $3.4 million (AUS$4.5 million). The trial court has also entered judgment against the Burstone Parties and in our favor in the amount of $3.2 million (AUS$4.2 million). Further, the trial court has found us responsible to reimburse the Burstone Parties for 65% of their out-of-pocket legal fees, an amount not yet determined but estimated at approximately $457,000 (AUS$600,000). In addition, we have settled various ancillary claims against us for an additional $305,000 (AUS$400,000), which has now been paid to WPG.
     As discussed in greater detail below, we have given timely notice of our intention to appeal the judgment entered against us by the trial court and intend to vigorously prosecute that appeal. The Burstone Parties failed to give a timely notice of any appeal, and, consequently, will only be permitted to appeal if leave is granted by the court. The Burstone Parties has now sought such approval to appeal.
     A provisional liquidator has been appointed for WPG, and that company is now in the process of being wound up. As a consequence of our 50% interest in WPG, in the event that we are not successful in our appeal, we currently anticipate that we will ultimately receive liquidating distributions from WPG in an amount equal to approximately $1.7 million (AUS$2.3 million). Accordingly, we believe, assuming that the Burstone Parties have the wherewithal to satisfy the judgment against them, that even if we do not prevail on appeal, we will still net in the range of $1.1 million (AUS$1.4 million) from the litigation, less such attorney’s fees as may be assessed against us when the final accounting for such fees is made.
     We are advised by senior Queen’s Counsel after conducting an independent review of the evidence submitted at trial and the trial court’s opinion that, in his opinion, the trial court erred in a number of critical aspects, and that we should have no liability to WPG or any of the Burstone Parties. Accordingly, we have appealed that part of the trial court’s determination. Since Ms. Khor and Mr. Burr do not contest their liability under the K/B Promissory Note, and since we are advised that there is no right on the part of the Burstone Parties to set off against their liability on the K/B Promissory Note WPG’s judgment against us pending appeal, we currently intend to pursue collection of the principal and interest owed on the K/ B Promissory, whether or not the Burstone Parties seek to appeal portions of the trial court’s judgment against us. At the end of July 2005, the Burstone Parties made a partial payment of $229,000 (AUS $300,000) against the judgment against them in favor of us.
Village East Antitrust Litigation
     During the second quarter we reached settlement with SONY and its affiliate Columbia Pictures on terms which will, in our view, enhance our ability to obtain first run film for our Village East cinema. We have now reached settlement with all of the original defendants other than Regal Entertainment and Paramount Pictures.
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
     Among the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements are the following:
•	With respect to our cinema operations:
•	The number and attractiveness to movie goers of the films released in future periods;

•	The amount of money spent by film distributors to promote their motion pictures;

•	The licensing fees and terms required by film distributors from motion picture exhibitors in order to exhibit their films;

•	The comparative attractiveness of motion pictures as a source of entertainment and willingness and/or ability of consumers (i) to spend their dollars on entertainment and (ii) to spend their entertainment dollars on movies in an outside the home environment; and

•	The extent to which we encounter competition from other cinema exhibitors, from other sources of outside of the home entertainment, and from inside the home entertainment options, such as “home theaters” and competitive film product distribution technology such as, by way of example, cable, satellite broadcast, DVD and VHS rentals and sales, and so called “movies on demand;”
•	With respect to our real estate development and operation activities:
•	The rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;

•	The extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;

•	The availability and cost of labor and materials;

•	Competition for development sites and tenants; and

•	The extent to which our cinemas can continue to serve as an anchor tenant which will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations; and
•	With respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate; and previously engaged for many years in the railroad business in the United States:
•	Our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital;

•	The relative values of the currency used in the countries in which we operate;

•	Changes in government regulation, including by way of example, the costs resulting from the implementation of the requirements of Sarbanes Oxley;

•	Our labor relations and costs of labor (including future government requirements with respect to pension liabilities, disability insurance and health coverage, and vacations and leave);

•	Our exposure from time to time to legal claims and to uninsurable risks such as those related to our historic railroad operations, including potential environmental claims and health related claims relating to alleged exposure to asbestos or other substances now or in the future recognized as being possible causes of cancer or other health related problems;

•	Changes in future effective tax rates and the results of currently ongoing and future potential audits by taxing authorities having jurisdiction over our various companies; and

•	Changes in applicable accounting policies and practices.
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
     At June 30, 2005, approximately 50% and 23% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $8.6 million in cash and cash equivalents. At December 31, 2004, approximately 48% and 25% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $9.3 million in cash and cash equivalents.
     Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies. Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense. The resulting natural operating hedge has led to a somewhat negligible foreign currency effect on our earnings.
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
     Commencing in 2002, we also began recognizing unrealized foreign currency translation gains or losses which could materially affect our financial position. As of June 30, 2005 and December 31, 2004, we have recorded a cumulative unrealized foreign currency translation gain of approximately $30.9 million and $32.4 million, respectively.
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
     While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand. The majority of our Australian and New Zealand bank loans have variable rates. The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above). If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in approximately $600,000 increase in our 2005 Six Months Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in approximately $595,000 decrease the 2005 Six Months of Australian and New Zealand interest expense.

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
     During the fiscal quarter ended June 30, 2005, we integrated certain internal controls by changing our general ledger accounting software for our Australia and New Zealand operations to be consistent with our US operations and by taking in-house our back office hosting of our accounting and point-of-sale systems. These changes will greatly enhance our ability to produce and review the accuracy of our financial reporting. As such, we have not and do not anticipate any materially adverse affect to these changes to our internal control over financial reporting.

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
READING INTERNATIONAL, INC.

Date: August 5, 2005	By:	/s/ James J. Cotter

James J. Cotter Chief Executive Officer

Date: August 5, 2005	By:	/s/ Andrzej Matyczynski

Andrzej Matyczynski Chief Financial Officer