Form 10-Q
period 2005-09-30
READING INTERNATIONAL INC
filed 2005-11-09
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8625
READING INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	95-3885184
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

500 Citadel Drive	90040
Suite 300, Commerce CA	(Zip Code)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2005, there were 20,990,458 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – Financial Information
Item 1 – Financial Statements
Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

	September 30,	December 31,
	2005	2004

ASSETS

Cash and cash equivalents	$10,202	$12,292
Receivables	6,217	7,162
Inventory	562	720
Investment in marketable securities, at cost	108	29
Restricted cash	3	815
Assets held for sale	—	10,931
Prepaid and other current assets	2,286	2,181

Total current assets	19,378	34,130

Property & equipment, net	190,130	131,672
Property held for development	6,771	27,346
Investments in unconsolidated joint ventures	8,462	7,352
Capitalized leasing costs, net	16	20
Goodwill	13,644	13,816
Intangible assets, net	9,986	11,957
Other assets	2,662	3,933

Total assets	$251,049	$230,226

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued liabilities	$12,570	$12,335
Film rent payable	3,218	3,508
Notes payable – current portion	1,638	401
Income taxes payable	7,174	6,714
Deferred current revenue	2,092	2,177
Liabilities related to assets held for sale	—	15,210
Other current liabilities	69	599

Total current liabilities	26,761	40,944

Notes payable – long-term portion	90,552	67,664
Notes payable to related parties	14,000	5,000
Deferred non-current revenue	530	522
Other liabilities	11,079	10,615

Total liabilities	142,922	124,745

Commitments and contingencies	—	—

Minority interest in consolidated subsidiaries	3,470	3,470

Stockholders’ equity
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,461,983 issued and 20,983,708 outstanding at September 30, 2005 and 34,444,167 issued and 20,452,733 outstanding at December 31, 2004	210	205
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized, 2,148,745 issued and 1,495,490 outstanding at September 30, 2005 and 2,198,761 shares issued and 1,545,506 outstanding at December 31, 2004	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized	—	—
Additional paid-in capital	128,001	124,307
Accumulated deficit	(51,375)	(54,902)
Treasury shares	(3,515)	—
Accumulated other comprehensive income	31,321	32,386

Total stockholders’ equity	104,657	102,011

Total liabilities and stockholders’ equity	$251,049	$230,226

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue
Cinema	$21,429	$20,919	$64,328	$54,934
Real estate	3,380	3,245	10,858	9,262

	24,809	24,164	75,186	64,196

Operating expense
Cinema	17,140	16,327	52,375	43,842
Real estate	1,484	1,596	5,148	4,929
Depreciation and amortization	3,242	3,052	9,409	8,474
General and administrative	5,600	3,896	13,479	10,791

	27,466	24,871	80,411	68,036

Operating loss	(2,657)	(707)	(5,225)	(3,840)

Non-operating income (expense)
Interest income	40	190	149	785
Interest expense	(1,783)	(881)	(3,465)	(2,559)
(Loss) gain on sale of assets	(2)	2	(5)	129
Other (loss) income	(263)	(64)	29	1,500

Loss before minority interest expense, discontinued operations, income tax expense, and equity earnings of unconsolidated joint ventures	(4,665)	(1,460)	(8,517)	(3,985)
Minority interest expense	140	135	559	245

Loss from continuing operations	(4,805)	(1,595)	(9,076)	(4,230)
Discontinued operations:
Gain on disposal of business operations	—	—	13,610	—
Loss from discontinued operations	—	(533)	(1,379)	(461)

(Loss) income before income tax expense and equity earnings of unconsolidated joint ventures	(4,805)	(2,128)	3,155	(4,691)
Income tax expense	190	327	643	762

(Loss) income before equity earnings of unconsolidated joint ventures	(4,995)	(2,455)	2,512	(5,453)
Equity earnings of unconsolidated joint ventures	423	293	1,013	1,355

Net (loss) income	$(4,572)	$(2,162)	$3,525	$(4,098)

(Loss) earnings per common share – basic:
Loss from continuing operations	$(0.20)	$(0.08)	$(0.39)	$(0.17)
Income (loss) from discontinued operations, net	0.00	(0.02)	0.55	(0.02)

Basic (loss) earnings per share	$(0.20)	$(0.10)	$0.16	$(0.19)

Weighted average number of shares outstanding – basic	22,437,569	21,899,290	22,168,652	21,899,290

(Loss) earnings per common share – diluted:
Loss from continuing operations	$(0.20)	$(0.08)	$(0.39)	$(0.17)
Income (loss) from discontinued operations, net	0.00	(0.02)	0.55	(0.02)

Diluted (loss) earnings per share	$(0.20)	$(0.10)	$0.16	$(0.19)

Weighted average number of shares outstanding – diluted	22,437,569	21,899,290	22,168,652	21,899,290

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004

Operating Activities
Net income (loss)	$3,525	$(4,098)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain recognized on foreign currency transactions	(398)	(1,642)
Equity earnings of unconsolidated joint ventures	(1,013)	(1,355)
Distributions of earnings from joint ventures	754	943
Gain on sale Puerto Rico operations	(1,597)	—
Gain on sale of Glendale Building	(12,013)	—
Loss (gain) on disposal of assets	5	(129)
Depreciation and amortization	9,409	8,474
Other, net	—	83
Minority interest	559	245
Changes in operating assets and liabilities:
Decrease (increase) in receivables	944	(2,520)
(Increase) decrease in assets held for sale	(229)	1,156
Decrease (increase) in prepaid and other assets	656	(1,765)
Decrease in accounts payable and accrued expenses	(1,011)	(1,164)
Decrease in film rent payable	(907)	(817)
(Decrease) increase in deferred revenues and other liabilities	(1,224)	3,173
Decrease in liabilities of assets held for sale	(335)	(39)

Net cash (used in) provided by operating activities	(2,875)	545

Investing activities
Proceeds from sale of Puerto Rico	2,335	—
Proceeds from sale of Glendale Building	10,300	—
Acquisitions	(14,354)	(14,319)
Purchase of property and equipment	(23,244)	(617)
Increase in property held for development	—	(1,118)
Investment in joint venture	(905)	(2,433)
Change in restricted cash	1,020	(2,273)
(Purchase) sale of marketable securities	(79)	52
Repayment of loan receivable	—	13,000
Proceeds from disposal of assets	514	157

Net cash used in investing activities	(24,411)	(7,551)

Financing activities
Repayment of long-term borrowings	(305)	(9,641)
Proceeds from borrowings	25,707	3,359
Proceeds from exercise of stock options	91	—
Minority interest distributions	(557)	(613)

Net cash provided by (used in) financing activities	24,936	(6,895)

Effect of exchange rate changes on cash and cash equivalents	260	85

Decrease in cash and cash equivalents	(2,090)	(13,816)
Cash and cash equivalents at beginning of period	12,292	21,735

Cash and cash equivalents at end of period	$10,202	$7,919

Supplemental Disclosures
Interest paid	$4,411	$2,361
Income taxes paid	$254	$127
Non-cash transactions
Common stock issued for note receivable (Note 2)	$55	$—
Buyer assumption of note payable on Glendale Building	$10,103	$—
Non-cash financing of acquisitions (Note 18)	$9,000	$9,572
Property addition from purchase option asset	$1,337	$—
Treasury shares received	$(3,515)	$—
Stock options exercised in exchange for treasury shares received	$3,515	$—
See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2005
Note 1 – Basis of Presentation
          Reading International, Inc., a Nevada corporation (“RII” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999 as Citadel Holding Corporation, a Nevada corporation (“CDL”), is the successor to Citadel Holding Corporation, a Delaware corporation incorporated in 1983 (“CDL Del”) and was renamed Reading incident to the merger of CDL, Craig Corporation and Reading Entertainment, Inc. in 2001. The current company and its predecessors have been in business in the United States since 1831. Today, our businesses consist primarily of:
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
          The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting. As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted. Other than the disclosure of discontinued operations, there have been no material changes in the information disclosed in the notes to the condensed consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”). The financial information presented in this quarterly report on Form 10-Q for the period ended September 30, 2005 (the “September Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our 2004 Annual Report which contains the latest audited financial statements and related footnotes.
          In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows for the three months and nine months ended September 30, 2005 have been made. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the entire year. Certain amounts in previously issued financial statements have been reclassified to conform to the 2005 presentation.
          In our Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, we changed the classification of equity earnings of unconsolidated joint ventures to present such returns as an operating activity. We previously presented such amounts as an investing activity. We reclassified distributions from unconsolidated joint ventures to be consistent with our 2005 presentation which resulted in a net decrease to investing cash flows for the nine months ended September 30, 2004 of approximately $943,000 and a corresponding net increase to operating cash flows from the amounts previously reported.

New Accounting and Tax Pronouncements
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.
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
     In December 2004, the FASB issued SFAS No. 123 – Revised, “Share Based Payment.” The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Public companies may apply the standard on a modified prospective method. Under this method, a company records compensation expense for all awards it grants after the date it adopts the standard. In addition, public companies are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. During 2005, the Securities and Exchange Commission deferred the effective date of this statement until the first annual period beginning after June 15, 2005. The financial statement impact of adopting of this statement has not yet been estimated.
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
Note 2 – Stock-Based Compensation
     We have a stock based compensation plan for certain employees and non-employee directors which is fully described in the 2004 Annual Report. We account for the plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APBO”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APBO No. 25, no stock-based employee compensation cost has been reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. APBO No. 25 does not apply to non-

employees and would require that we record compensation expense for non-employees. However, APBO No. 25 applies to non-employee directors when stock options are granted in connection with the non-employee directors’ board services.
     SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS Nos. 123 and 148”) established disclosure requirements using the fair value basis method of accounting for stock-based compensation. As permitted by SFAS Nos. 123 and 148, we have elected to continue using the intrinsic value method of accounting prescribed under APBO No. 25. The following table illustrates the effect on net loss and loss per share as if we had applied the fair value provisions of SFAS Nos. 123 and 148 to measure stock-based compensation (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net (loss) income, as reported	$(4,572)	$(2,162)	$3,525	$(4,098)
Add: Stock-based employee compensation expense included in reported net income	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	20	47	61	140

Pro forma net (loss) income	$(4,592)	$(2,209)	$3,464	$(4,238)

(Loss) earnings per share:
Basic and diluted—as reported	$(0.20)	$(0.10)	$0.16	$(0.19)
Basic and diluted—pro forma	$(0.20)	$(0.10)	$0.16	$(0.19)

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
     During the third quarter of 2005, we issued 925,000 shares of Class A Non-Voting Common Stock at an exercise price of $3.80 per share to Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, in connection with options previously granted by our Board of Directors and issued to him as non-qualified stock options granted outside the Company’s 1999 Stock Option Plan. Pursuant to the terms of the stock option award, Mr. Cotter paid the exercise price by surrendering 486,842 shares of Class A Non-Voting Common Stock to us as treasury stock, resulting in a net increase in the number of shares of Class A Non-Voting Common Stock outstanding of 438,158 shares. Additionally, we issued 12,000 shares Class A Non-Voting Common Stock at an exercise price of $4.01 per share to an employee of the corporation under our stock based compensation plan.

Note 3 – Business Segments
     Our operations are organized into two reportable business segments within the meaning of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Our reportable segments are: (1) cinema exhibition and (2) real estate. The cinema segment is engaged in the development, ownership and operation of multiplex cinemas. The real estate segment is engaged in the development, ownership and operation of commercial properties, including ETRC’s in Australia and New Zealand and live theaters in the United States. Historically, our development projects have included a cinema component. Incident to our real estate operations we have acquired, and continue to hold, raw land in urban and suburban centers in Australia and New Zealand. As at September 30, 2005, we owned an aggregate of approximately 59 acres of undeveloped land in suburban areas of Melbourne and Sydney in Australia and in the central business district of Wellington, New Zealand.
     Corporate results include interest income earned with respect to cash balances, interest expense, general and administrative expense (not directly attributable to another segment), minority interest income (expense) and other income (expense). All operating results from discontinued operations are included in “(Loss) income from discontinued operations.” “(Loss) income from discontinued operations” from the Puerto Rico operations and the Glendale building is presented separately from “gain on disposal of business operations.”
     Information about our cinema and real estate segments operations for the three and nine months ended September 30, 2005 and 2004 is presented in the following tables (dollars in thousands):

Three Months Ended September 30, 2005	Cinema	Real Estate	Corporate	Consolidated

Revenue	$21,429	$3,380	$—	$24,809
Operating expense	17,140	1,484	—	18,624
Depreciation & amortization expense	2,140	930	172	3,242
General & administrative expense	1,639	—	3,961	5,600

Operating income (loss)	510	966	(4,133)	(2,657)
Minority interest expense	—	—	140	140
Other expense	—	—	1,585	1,585

Income (loss) before income tax expense	510	966	(5,858)	(4,382)
Income tax expense	—	—	190	190

Net income (loss)	$510	$966	$(6,048)	$(4,572)

Three Months Ended September 30, 2004	Cinema	Real Estate	Corporate	Consolidated

Revenue	$20,919	$3,245	$—	$24,164
Operating expense	16,327	1,596	—	17,923
Depreciation & amortization expense	1,722	1,284	46	3,052
General & administrative expense	350	181	3,365	3,896

Operating income (loss)	2,520	184	(3,411)	(707)
Minority interest expense	—	—	135	135
Other expense	—	—	460	460

Income (loss) before (loss) income from discontinued operations and income tax expense	2,520	184	(4,006)	(1,302)
(Loss) income from discontinued operations	(600)	67	—	(533)
Income tax expense	—	—	327	327

Net income (loss)	$1,920	$251	$(4,333)	$(2,162)

Nine Months Ended September 30, 2005	Cinema	Real Estate	Corporate	Consolidated

Revenue	$64,328	$10,858	$—	$75,186
Operating expense	52,375	5,148	—	57,523
Depreciation & amortization expense	6,371	2,794	244	9,409
General & administrative expense	4,749	3	8,727	13,479

Operating income (loss)	833	2,913	(8,971)	(5,225)
Minority interest expense	—	—	559	559
Other expense	—	—	2,279	2,279

Income (loss) before discontinued operations and income tax expense	833	2,913	(11,809)	(8,063)
Discontinued operations
Gain on disposal of business operations	1,597	12,013	—	13,610
(Loss) income from discontinued operations	(1,766)	387	—	(1,379)
Income tax expense	—	—	643	643

Net income (loss)	$664	$15,313	$(12,452)	$3,525

Nine Months Ended September 30, 2004	Cinema	Real Estate	Corporate	Consolidated

Revenue	$54,934	$9,262	$—	$64,196
Operating expense	43,842	4,929	—	48,771
Depreciation & amortization expense	4,912	3,448	114	8,474
General & administrative expense	2,850	274	7,667	10,791

Operating income (loss)	3,330	611	(7,781)	(3,840)
Minority interest expense	—	—	245	245
Other income	—	—	1,210	1,210

Income (loss) before (loss) income from discontinued operations and income tax expense	3,330	611	(6,816)	(2,875)
(Loss) income from discontinued operations	(714)	253	—	(461)
Income tax expense	—	—	762	762

Net income (loss)	$2,616	$864	$(7,578)	$(4,098)

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
     Presented in the table below are the currency exchange rates for Australia and New Zealand as of September 30, 2005 and December 31, 2004.

	US Dollar
	September 30, 2005	December 31, 2004

Australian Dollar	$0.7643	$0.7709
New Zealand Dollar	$0.6938	$0.7125

Note 5 – (Loss) Earnings Per Share
     Basic (loss) earnings per share is computed by dividing net (loss) earnings to common stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) earnings to common stockholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options give rise to potentially dilutive common shares.

Stock Options
	September 30, 2005			September 30, 2004
		Weighted			Weighted
		Average			Average
		Exercise			Exercise
Common Stock	Outstanding	Price	Exercisable	Outstanding	Price	Exercisable

Class A Nonvoting	539,850	$4.96	481,350	1,448,200	$4.14	1,181,700
Class B Voting	185,100	$9.90	185,100	185,100	$9.90	185,100

     For the three and nine months ended September 30, 2005 and 2004, respectively, we recorded net operating losses. As such, the incremental shares of 215,056 and 648,414 in 2005 and 717,073 and 659,786 in 2004, respectively, from stock options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.
Note 6 — Rental Property and Property and Equipment
     As of September 30, 2005 and December 31, 2004, we had investments in rental property and property and equipment as follows (dollars in thousands):

	September 30,	December 31,
	2005	2004

Property and equipment
Land	$50,978	$29,579
Building	70,416	69,288
Leasehold interest	8,008	7,931
Construction-in-progress and property under development	48,652	6,485
Fixtures and equipment	50,777	48,948

	228,831	162,231
Less accumulated depreciation	(38,701)	(30,559)

Property and equipment, net	$190,130	$131,672

     As part of construction-in-progress, we recorded $1.8 million in capitalized interest for the nine months period ended September 30, 2005. There was no capitalized interest during the period ended December 31, 2004.

Note 7 – Investments in Unconsolidated Joint Ventures
     Investments in unconsolidated joint ventures are accounted for under the equity method of accounting, and as of September 30, 2005 and December 31, 2004 include the following (dollars in thousands):

		September 30,	December 31,
	Interest	2005	2004

Mt. Gravatt Cinema Joint Venture	33.3%	$3,901	$3,845
Berkeley Cinemas Joint Ventures	50.0%	1,365	1,216
205-209 East 57th Street Associates, LLC	25.0%	3,196	2,291

Total		$8,462	$7,352

     Cinema Joint Ventures. For the three and nine months ending September 30, 2005, we recorded equity earnings from Mt. Gravatt of $92,000 and $311,000, respectively, and from Berkeley Cinemas of $330,000 and $702,000, respectively.
     205-209 East 57th Street Associates, LLC. During the first quarter of 2005, we increased our investment by $905,000 in the 205-209 East 57th Street Associates, LLC, a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan, now known as “Place 57”. This increase maintained our 25% equity ownership in the joint venture in light of increased budgeted construction costs.
Note 8 – Goodwill and Intangible Assets
     As of January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead we perform an annual impairment review of our goodwill and other intangible assets in the fourth quarter unless changes in circumstances indicate that an asset may be impaired. As of September 30, 2005 and December 31, 2004, we had goodwill consisting of the following (dollars in thousands):

	September 30,	December 31,
	2005	2004

Segments
Cinema	$9,268	$9,429
Real estate	4,376	4,387

Total	$13,644	$13,816

     We have intangible assets other than goodwill which are subject to amortization and are being amortized over various periods. We amortize our beneficial lease over 20 years and our option fee and acquisition costs over 10 years. For the three and nine months ended September 30, 2005, the amortization expense totaled $297,000 and $909,000, respectively.
     Intangible assets subject to amortization consist of the following (dollars in thousands):

	Beneficial		Acquisition
As of September 30, 2005	Lease	Option Fee	Costs	Total

Gross carrying amount	$11,370	$2,773	$1,158	$15,301
Less: Accumulated amortization	2,624	2,308	383	5,315

Total, net	$8,746	$465	$775	$9,986

	Beneficial		Acquisition
As of December 31, 2004	Lease	Option Fee	Costs	Total

Gross carrying amount	$10,459	$4,110	$1,793	$16,362
Less: Accumulated amortization	2,041	2,033	331	4,405

Total, net	$8,418	$2,077	$1,462	$11,957

     We amortize our beneficial leases over the lease terms of twenty years and our option fees and acquisition costs over 10 years. To recognize the exercise of a portion of the City Cinemas Master Lease Agreement in September 2005, we recorded $1.3 million of our option fees to the Cinemas 1, 2, 3 tenant’s ground lease interest that we purchased on September 19, 2005 (see Note 18 - Acquisitions) thus reducing our option fee balance to $0.5 million.
Note 9 – Prepaid and Other Assets
     Prepaid and other assets are summarized as follows (dollars in thousands):

	September 30,	December 31,
	2005	2004

Prepaid and other current assets
Prepaid expenses	$985	$292
Prepaid taxes	286	668
Deposits	858	830
Other	157	391

Total prepaid and other current assets	$2,286	$2,181

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,468	$2,073
Long-term restricted cash	208	399
Deferred financing costs, net	986	1,076
Deferred expense	—	353
Other	—	32

Total non-current assets	$2,662	$3,933

Note 10 – Income Tax
     The income tax provision for the three and nine months ended September 30, 2005 and 2004 was composed of the following amounts (dollars in thousands), respectively:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Foreign income tax provision	$31	$131	$103	$300
Foreign withholding tax	126	124	371	381
Federal tax provision	—	—	51	—
Other income tax	33	72	118	81

Net tax provision	$190	$327	$643	$762

     As of September 30 2005, approximately $11.8 million in taxable temporary differences exist from the sale of the Glendale office building and its replacement with the Cinemas 1, 2 & 3 fee interest. Any future taxable income which may be related to the transaction may be offset by approximately $22.8 million in future deductible temporary differences arising from available U.S. operating loss carry forwards. Accordingly, no deferred tax provision has been recorded.
Note 11 – Notes Payable
     During the first nine months of 2005, we drew down $25.6 million (AUS$33.4 million) on our Australian credit facilities consisting of $7.8 million (AUS$10.2 million) from our Australian Corporate Credit Facility, used in part to purchase an office building in Melbourne for $1.9 million (AUS$2.5 million) to be used as the headquarters for our Australian and New Zealand operations (which had previously been located in leased quarters) and to fit-out our new 8 screen cinema in Adelaide, Australia for $1.1 million (AUS$1.5 million) and $17.8 million (AUS$23.2 million) from our Newmarket Construction Loan, used to finance the construction of our Newmarket Shopping Centre development in Brisbane, Australia. These borrowings were partially offset by the assumption by the buyer of the Glendale Building of the $10.1 million mortgage loan on the property. Additionally, on September 19, 2005, we issued a $9.0 million promissory note bearing a fixed interest rate of 8.25% and maturing on December 31, 2010 to Sutton Hill Capital (“SHC”) in exchange for the underlying tenant’s ground lease interest of Cinemas 1, 2 & 3 (see Note 18 - Acquisitions). The estimated fair value of our notes payable at September 30, 2005 and December 31, 2004 were approximately $104.7 million and $73.0 million, respectively.
     During the period we were able to increase our Australian Corporate Credit Facility from $42.0 million (AUS$55.0 million) to $51.5 million (AUS$67.4 million), of which $2.9 million (AUS$3.8 million) has been allocated to landlord guarantees, including a ($7.6 million AUS$10.0 million) working capital facility. This additional liquidity will allow us to continue to expand our operations in Australia.
Note 12 – Other Liabilities
     Other liabilities are summarized as follows (dollars in thousands):

	September 30,	December 31,
	2005	2004

Current liabilities
Deferred payables	$—	$599
Other	69	—

	$69	$599

Non current liabilities
Foreign withholding taxes	$4,888	$5,334
Straight-line rent liability	3,070	2,991
Other	3,121	2,290

	$11,079	$10,615

Note 13 – Commitments and Contingencies
     The following is an update of our commitments and contingencies set forth in our 2004 Annual Report:
Whitehorse Litigation
     On October 30, 2000, we commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against our joint venture partner and the controlling stockholders of our joint venture partner in the Whitehorse Shopping Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect on a promissory note (the “K/B Promissory Note”) evidencing a loan that we made to Ms. Khor and Mr. Burr and that was guaranteed by Burstone Victoria PTY, LTD (“Burstone” and collectively with Ms. Khor and Mr. Burr, the “Burstone Parties”). This loan balance has been previously written off and is no longer recorded on our books. The Burstone Parties asserted in defense certain set-offs and counterclaims, alleging, in essence, that we had breached our alleged obligations to proceed with the development of the Whitehorse Shopping Center, causing the Burstone Parties substantial damages. Following trial, the trial court not only affirmed the liability of the Burstone Parties on the K/B Promissory Note but also determined that we had breached certain obligations owed to WPG (the joint venture in which we own a 50% interest and in which Burstone owns the remaining 50% interest). The trial court did not, however, find us in breach of any direct obligations to any one or more of the Burstone Parties.
     The trial court has entered judgment against us and in favor of WPG in the amount of $3.4 million (AUS$4.5 million). The trial court has also entered judgment against the Burstone Parties and in our favor in the amount of $3.2 million (AUS$4.2 million). Further, the trial court has found us responsible to reimburse the Burstone Parties for 65% of their out-of-pocket legal fees, an amount not yet determined but estimated at approximately $764,000 (AUS$1.0 million) . In addition, we have settled various ancillary claims against us for an additional $306,000 (AUS$400,000), which has now been paid to WPG.
     As discussed in greater detail below, we have given timely notice of our intention to appeal the judgment entered against us by the trial court and intend to vigorously prosecute that appeal. The Burstone Parties have likewise appealed, arguing that the damages assessed in favor of WPG and against us should be higher.
     A provisional liquidator has been appointed for WPG, and that company is now in the process of being wound up. As a consequence of our 50% interest in WPG, in the event that we are not successful in our appeal, we currently anticipate that we will ultimately receive liquidating distributions from WPG in an amount equal to approximately $1.8 million (AUS$2.3 million). During the third quarter, the Burstone Parties paid us $229,000 (AUS$300,000) against our judgment against them, and we have now entered into an agreement with the Burstone Parties, pursuant to which they have agreed to pay the balance of our judgment against them, together with ongoing interest, over time and have provided various undertakings and a guaranty to secure that obligation.
     We are advised by senior Queen’s Counsel after conducting an independent review of the evidence submitted at trial and the trial court’s opinion that, in his opinion, the trial court erred in a number of critical aspects, and that we should have no liability to WPG or any of the Burstone Parties. Accordingly, we have appealed that part of the trial court’s determination and have recorded no liability for potential loss as of September 30, 2005.

Cinemas 1, 2 & 3 Ground Lease
          As part of the purchase of the Cinemas 1, 2, 3 tenant’s ground lease interest, we have agreed in principal, as a part of our negotiations to acquire the land and the SHC interests in the Cinemas 1, 2 & 3, to grant an option to Messrs. Cotter and Forman to acquire, at cost, up to a 25% non-managing membership interest in the limited liability company that we formed to acquire these interests. That option has not yet been documented, as the final terms of that option have not yet been agreed.
Rialto Joint Venture
          As of September 30, 2005, we were under contract to acquire 100% of the stock of Rialto Entertainment for $4.5 million (NZ$6.5 million). Rialto Entertainment is a 50% joint venture partner with Village Roadshow/SkyCity Cinemas in the largest art cinema circuit in New Zealand. The joint venture owns five cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, Wellington, Dunedin and Hamilton.
          Also, as of September 30, 2005, we were under contract to acquire for $694,000 (NZ$1.0 million) a 1/3 interest in Rialto Distribution. Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia. (see Note 20 — Subsequent Events).
Note 14 – Minority Interest
          Minority interest is composed of the following enterprises:
•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) by a subsidiary of National Auto Credit, Inc.;

•	33% minority interest in the Elsternwick Joint Venture by Champion Pictures Pty Ltd.; and

•	25% minority interest in Australian Country Cinemas by Panorama Cinemas for the 21st Century Pty Ltd.
          The components of minority interest are as follows (dollars in thousands):

	September 30,	December 31,
	2005	2004

AFC LLC	$3,146	$2,997
Australian Country Cinemas	212	295
Elsternwick Unincorporated Joint Venture	110	176
Others	2	2

Minority interest in consolidated affiliates	$3,470	$3,470

	(Income) expense for the		(Income) expense for the
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

AFC LLC	$348	$165	$557	$330
Australian Country Cinemas	(126)	32	26	(18)
Elsternwick Unincorporated Joint Venture	(82)	(62)	(24)	(67)

Minority interest expense	$140	$135	$559	$245

Note 15 – Common Stock
     During the third quarter of 2005, we issued 925,000 shares of Class A Non-Voting Common Stock at an exercise price of $3.80 per share to Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, in connection with options issued to him under our stock based compensation plan. Pursuant to the terms of the stock option award, Mr. Cotter paid the exercise price by surrendering 486,842 shares of Class A Non-Voting Common Stock to us as treasury stock, resulting in a net increase in the number of shares of Class A Non-Voting Common Stock outstanding of 438,158 shares.
     Also during the third quarter, we issued 12,000 shares Class A Non-Voting Common Stock at an exercise price of $4.01 per share for cash to an employee of the corporation under our stock based compensation plan.
     During the second quarter of 2005, we issued 5,850 shares and 5,000 shares of Class A Non-Voting Common Stock at exercise prices of $4.97 and $2.76 per share, respectively, for cash to an employee of the corporation under our stock based compensation plan.
     During the first quarter of 2005, we issued 20,000 shares of Class A Non-Voting Common Stock with an exercise price of $2.76 per share pursuant to the exercise by a former director of fully vested and then currently exercisable stock options. The exercise price was paid in the form of a promissory note in the amount of $55,000.
     As noted in our 2004 Annual Report, the sellers of the Movieland Circuit were given non-transferable options to put to us the Class A Common Stock issued to them in connection with the acquisition of that circuit, at a put price of NZ$11.94 at any time through 2006. For the period ended September 30, 2005, the put option liability is on our books for $184,000. We remeasure this liability each period through the end of the option life in January 2006.
Note 16 — Comprehensive Income
     U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income. The following table sets forth our comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net (loss) income	$(4,572)	$(2,162)	$3,525	$(4,098)
Foreign currency translation	460	2,758	(1,065)	(5,011)
Unrealized loss on AFS	—	1	—	(31)

Comprehensive income (loss)	$(4,112)	$597	$2,460	$(9,140)

     Note 17 – Discontinued Operations and Assets Held For Sale
     In accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, we report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale under SFAS 144. We included all results of these discontinued operations, less applicable income taxes, in a separate component of operations on the consolidated statements of operations under the heading “discontinued operations.” This treatment resulted in reclassifications of the 2004 financial statement amounts to conform to the 2005 presentation.
     Wilmington and Northern Property. On September 26, 2005, we sold a piece of property known as our Wilmington and Northern property for cash totaling $515,000. This property was one of several remaining tracks of railroad land, all of which are considered non-core assets under our current business plan. The sale resulted in a negligible loss during the third quarter and the property produced a nominal income per year.
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
     The assets and liabilities of the Glendale building were as follows:

December 31,
2004

Assets
Prepaid and other current assets	$717
Rental property, net of depreciation	7,396
Capitalized leasing costs	277
Other assets	200

Total assets held for sale	$8,590

Liabilities
A/P and accrued expenses	$2,067
Property taxes payable	67
Deferred revenue	211
Mortgage payable	10,188

Total liabilities related to assets held for sale	$12,533

     The 2005 and 2004 quarterly results for the Glendale Property are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$—	$686	$1,103	$2059
Operating expense	—	255	355	721
Depreciation & amortization expense	—	150	51	451
General & administrative expense	—	4	1	4

Operating income	—	277	696	883

Interest income	—	—	3	1
Interest expense	—	210	312	631

Income from discontinued operations before gain on sale	—	67	387	253
Gain on sale	—	—	12,013	—

Total income from discontinued operations	$—	$67	$12,400	$253

     Puerto Rico Cinema Operations. On June 8, 2005, we sold our assets and certain liabilities associated with our Puerto Rico cinema operations for $2.3 million resulting in a $1.6 million gain. Net losses of $1.8 million and $714,000 were included in the loss from discontinued operations for the nine months ending 2005 and 2004, respectively, relating to these operations. No material income tax provision arises from this transaction.
     The assets and liabilities of the Puerto Rico operations were as follows:

December 31,
2004

Assets

Other receivable	$84
Inventory	84
Prepaid and other assets	185
Rental property, net of depreciation	1,988

Total assets held for sale	$2,341

Liabilities
A/P and accrued expenses	$1,572
Property Taxes payable	377
Deferred revenue	50
Other liabilities-non current	678

Total liabilities related to assets held for sale	$2,677

     The 2005 and 2004 quarterly results for the Puerto Rico discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$—	$3,249	$4,575	$10,248
Operating expense	—	3,468	5,752	10,070
Depreciation & amortization expense	—	117	206	352
General & administrative expense	—	264	383	540

Loss from discontinued operations before gain on sale	—	(600)	(1,766)	(714)
Gain on sale	—	—	1,597	—

Total loss from discontinued operations	$—	$(600)	$(169)	$(714)

Note 18 – Acquisitions
Melbourne Office Building.
     On September 29, 2005, we purchased an office building in Melbourne, Australia for $1.9 million (AUS$2.5 million) to serve as our Australia headquarters. We fully financed this property by drawing on our Australian Corporate Credit Facility.
Cinemas 1, 2 & 3 Ground Lease.
     On September 19, 2005, we acquired the tenant’s interest in the ground lease estate that is currently between (i) our fee ownership of the underlying land and (ii) our current possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3 in Manhattan. This tenant’s ground lease interest was purchased from Sutton Hill Capital LLC (“SHC”) for a $9.0 million promissory note, bearing interest at a fixed rate of 8.25% and maturing on December 31, 2010. As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved the purchase of the property. The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.
     The acquisition of the tenant’s ground lease interest finalizes the acquisition side of a tax deferred exchange under Section 1031 of the Internal Revenue Code designed to exchange our interest in our only non-entertainment oriented fee property in the United States for the fee interest underlying our leasehold estate in the Cinemas 1, 2 & 3. The acquisition of this tenant’s ground lease interest and the Cinemas 1, 2, 3 Fee Interest described below have resulted in a book value of approximately $22.9 million (which includes $1.3 million of option fees paid in 2000 as part of the City Cinemas Master Lease Agreement, see Note 8 – Goodwill and Intangible Assets) and a tax basis of $9.1 million.
Cinemas 1, 2 & 3 Fee Interest.
     On June 1, 2005, we acquired for $12.6 million the fee interest and the landlord’s ground lease interest underlying our Cinemas 1, 2 & 3 property in Manhattan, as a part of a tax deferred exchange under Section 1031 of the Internal Revenue Code. The funds used for the acquisition came primarily from the sale proceeds of our Glendale, California office building.

     As a result of the acquisition of this fee interest, the landlord’s interest in the ground lease and the tenant’s interest in the ground lease, our effective rental expense with respect to the Cinemas 1, 2 & 3 and the Village East cinema has decreased by approximately $1.0 million annually beginning September 30, 2005.
Note 19 – Derivative Instruments
     The following table sets forth the terms of our interest rate swap derivative instruments at September 30, 2005:

Type of			Receive Variable
Instrument	Notional Amount	Pay Fixed Rate	Rate	Maturity Date
Interest rate swap	$16,943,000	6.1800%	5.6517%	March 31, 2006
Interest rate swap	$12,477,000	6.6800%	n/a	December 31, 2008
Interest rate swap	$11,465,000	6.4400%	5.7167%	December 31, 2008
Interest rate swap	$9,554,000	5.7000%	5.7167%	December 31, 2007
     In accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in an $204,000 (AUS$271,000) decrease and $194,000 (AUS$244,000) decrease to interest expense during the three months and nine months ended September 30, 2005, respectively. We have recorded the fair market value of our interest rate swaps of $616,000 (AUS$806,000) as an other long-term liability. The swap with a notional amount of $12,477,000 does not have a “Receive Variable Rate” because the instrument will not be effective until March 31, 2006. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.
Note 20 – Subsequent Events
     Effective October 1, 2005, we purchased 100% of the stock of Rialto Entertainment for $4.5 million (NZ$6.5 million). Rialto Entertainment is a 50% joint venture partner with Village Roadshow/SkyCity Cinemas in the largest art cinema circuit in New Zealand. The joint venture owns five cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, Wellington, Dunedin and Hamilton.
     Also, as of October 1, 2005, we purchased for $694,000 (NZ$1.0 million) a 1/3 interest in Rialto Distribution. Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
          As Reading International, Inc. (“Reading” and “we,” “us” or “our”), we consider ourselves to be essentially a cinema exhibition and live theater operating company with a strong focus on the development, operation and holding of commercial real estate assets. We believe that this strategic mix coupled with our management expertise allows us to bring value to developable land by providing our own “anchor tenant” and to realize the value in older cinema sites by developing them, on an opportunistic basis, to their highest and best use. This strategy allows us to use our available free cash flow to build assets, while freeing us, to some extent, from the volatility that can result from a focus on operating cinema assets in leased facilities.
          Our fundamental business objective is to build value for our shareholders over time through the acquisition, development, and operation of tangible assets. Accordingly, we will from time to time trade off short term cash flow for longer term opportunities. For example:
•	This year we made the strategic decision to sell our Glendale, California Office Building, a mature property producing cash flow of approximately $1.4 million per year (but 79% leased to a single tenant under a lease due to expire in 2007), to trade into various real property interests allowing us ultimately to assemble a 7,840 square foot site on 3rd Avenue between 59th and 60th Streets in Manhattan, commonly known as the Cinemas 1, 2 & 3. That property is currently zoned for development of up to 78,400 square feet of commercial and/or residential development.

•	Last year we sold our Sutton Cinema, to permit the development of Place 57, a 67 unit residential condominium development on 57th Street in Manhattan just below 3rd Avenue. As we have no experience in residential condominium development, we have, in essence, teamed up with an affiliate of the Prudential Life Insurance Company to develop the project, in which we retain a 25% interest. We are advised by the developer that units representing approximately 90% of the square footage of the structure are now in escrow, at an aggregate sale price of approximately $123.7 million. The building has been topped out, and we anticipate a closing in the second quarter of next year. We have also retained the right to take, as a partial distribution of our interest, the approximately 3,800 square foot ground floor retail condominium unit in the project.

•	We own approximately 57 acres of raw developable land in suburban and urban areas of Melbourne and Sydney in Australia and approximately one acre in the central business district of Wellington, New Zealand. Generally, none of this land is currently producing meaningful income. We believe that our patience with respect to these properties has, and will continue, to pay off, particularly given the recent designation of our 50 acre Burwood site in Melbourne as a “Major Activity Centre.” In November 2005, we will be opening a 94,000 square foot shopping center on our Newmarket property in a suburb of Brisbane.
          Our cash flow has in recent periods been adversely affected by various litigation costs. These costs related primarily to our antitrust litigation aimed at improving our access to film at our Village East Cinema in Manhattan and to litigation growing out of one of our initial joint venture development projects in Australia. Discovery is complete with respect to the antitrust litigation, and a hearing on the defendants’ summary judgment motions is scheduled for January of next year. The joint venture litigation is on appeal. We believe that the significant cost of these two matters is substantially behind us.
          Our business operations currently include:
•	the development, ownership and operation of multiplex cinemas in the United States, Australia, and New Zealand;

•	the development and operation of cinema-based entertainment-themed retail centers (“ETRC”) in Australia and New Zealand;

•	the ownership and operation, typically as a landlord, of “Off Broadway” style live theaters in Manhattan and Chicago; and

•	the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States typically as a business ancillary to the development and operation of cinemas, cinema-based ETRC’s and live theaters.
          We manage our worldwide cinema business under various different brands:
•	in the US, under the Reading, Angelika Film Center and City Cinemas brands;

•	in Australia, under the Reading brand; and

•	in New Zealand, under the Reading, Berkeley Cinemas and Rialto brands.
          We currently operate 33 cinemas with 220 screens, have interests in certain unconsolidated joint ventures which own an additional eleven cinemas with 67 screens and manage three cinemas with 14 screens. On June 8, 2005, we completed the sale of our six cinemas with 48 screens in Puerto Rico for $2.3 million. The assets were previously operated by us under the Cine Vista brand. The sale of the CineVista circuit was the realization of a multi-year business goal, and reflects the poor competitive situation in that market, where one exhibiter controls in excess of 80% of the market, and has adopted a business plan of maintaining ticket prices at what we believe to be uncommercially low prices.
          Our business plan going forward is to continue to identify, develop and acquire cinema and live theater properties, focusing on those opportunities where we can acquire either the fee interest underlying the operating assets, or long term leases, which we believe provide flexibility with respect to the usage of such leasehold assets and to focus on the development of our existing real estate. In the near term, we are focusing principally on the operation of our existing cinema assets and in the development of five parcels of undeveloped real estate in Melbourne, Brisbane, and Sydney in Australia and Wellington in New Zealand while taking advantage of those opportunities that may present themselves from time to time to strategically expand our existing cinema circuits. Consistent with that intention to be opportunistic in our acquisition of additional cinemas, during the second quarter we entered into a contract to acquire a 50% unconsolidated joint venture interest in 5 cinemas with 22 screens. That acquisition closed effective October 1, 2005 and those screens are included in the screen count set forth in the immediately preceding paragraph. Also, as of October 20, 2005, we have now opened a new 8 screen cinema in Adelaide, Australia.
          During the third quarter, our efforts on the real estate side of our business were focused in large part on:
•	the advancement of the entitlements process for our 51 acre Burwood site in suburban Melbourne, Australia as a “Major Activity Center” under Melbourne 2030, the Victoria government’s strategic plan for the development of Melbourne. On July 18, 2005, the City Council voted unanimously to allow development on the site of a mixed-use retail, entertainment, commercial and residential development. That approval is now before the state government;

•	the construction and finalization of the lease-up of our 4.1 acre Newmarket Shopping Center in Brisbane, Australia (due to open in November 2005 with 94,000 square feet of leased retail space); and

•	completion of the assemblage of our Cinemas 1, 2, 3 site on 3rd Avenue in Manhattan, by acquiring the tenant’s ground lease interest that is currently between (i) our fee ownership of the underlying land and (ii) our current possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3.

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
          We continue to acquire, to dispose of or to reposition assets in accordance with our business plan as follows:
•	Elizabeth Cinema. On October 20, 2005, we opened a new 8 screen cinema in Adelaide, Australia.

•	Rialto Joint Venture Purchase. Effective October 1, 2005, we purchased 100% of the stock of Rialto Entertainment for $4.5 million (NZ$6.5 million). Rialto Entertainment is a 50% joint venture partner with Village Roadshow/SkyCity Cinemas in the largest art cinema circuit in New Zealand. The joint venture owns five cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, Wellington, Dunedin and Hamilton. Also, as of October 1, 2005, we purchased for $694,000 (NZ$1.0 million) a 1/3 interest in Rialto Distribution. Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.

•	Melbourne Office Building. On September 29, 2005, we purchased an office building in Melbourne, Australia for $1.9 million (AUS$2.5 million) to serve as our Australia headquarters. We fully financed this property by drawing on our Australian Corporate Credit Facility. Previously, we operated in leased space.

•	Wilmington and Northern Property. On September 26, 2005, we sold our Wilmington and Northern property for $515,000. This property was one of several remaining tracks of railroad land, all of which are considered non-core assets under our current business plan.

•	Cinemas 1, 2 & 3 Ground Lease. On September 19, 2005, we acquired the tenant’s ground lease interest that is currently between (i) our fee ownership of the underlying land and (ii) our current possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3 in Manhattan. This tenant’s ground lease interest was purchased from Sutton Hill Capital LLC (“SHC”) for a $9.0 million note payable. As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved the purchase of the property. The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.

•	Puerto Rico Cinema Operations. As of June 8, 2005, we closed the sale of all of our cinema assets located in Puerto Rico for $2.3 million, resulting in a book gain of $1.6 million.

•	Cinemas 1, 2 & 3 Fee Interest. On June 1, 2005, we purchased the approximately 7,840 square-foot fee interest and the landlord’s interest in the ground lease underlying our current sub-leasehold interest in the Cinemas 1, 2 & 3 property located in Manhattan on 3rd Avenue between 59th Street and 60th Street for $12.6 million. Funding for this purchase came primarily from the net funds received from the sale of the Glendale office building.

•	Glendale Building. On May 17, 2005, we closed the sale of our Glendale California office building for $21.0 resulting in a book gain of $12.0 million. At the closing, we received net cash of approximately $10.3 million and the buyer assumed our liability under the $10.1 million mortgage encumbering the property. This was our only domestic commercial property (other than our leasehold interest in our Los Angeles County headquarters and certain landholdings) that had no entertainment components.

•	205-209 East 57th Street Associates, LLC. During the first quarter of 2005, we increased our investment by $905,000 to $3.2 million in the 205-209 East 57th Street Associates, LLC (“57th Street Associates”). The increase in investment maintained our 25% equity ownership in the joint venture, in light of certain higher than initially budgeted construction costs. Construction is currently anticipated to be complete by mid-2006, and condominium units in the project are currently being offered for sale. The managing member of 57th Street Associates reports that it now has under contract 61 out of 67 units, at an average selling price of $1,321 per square foot an increase of $221 per square foot or 20.1% from the project’s budget. We currently anticipate that construction will be completed and the sale of individual condominium units closed, during the second quarter of 2006.
Results of Operations
          During the third quarter of 2005, we directly operated 32 cinemas with 212 screens, have interests in certain unconsolidated joint ventures in which we have varying interests, which own an additional six cinemas with 45 screens and managed three cinemas with 14 screens. Regarding real estate, we own and operated during the quarter three ETRC’s that we developed in Australia and New Zealand; own the fee interests in four developed commercial properties in Manhattan and Chicago, all of which are improved with live theaters comprising seven stages and, in two cases, ancillary retail and commercial space; own the fee interests underlying one of our Manhattan cinemas and hold for development an additional five parcels (aggregating approximately 58 acres) in urbanized areas of Australia and New Zealand. Two of these parcels (comprising approximately 54 acres) are in areas designated by the provincial government of Victoria, Australia as “major activity centers,” and we are currently in the land use planning phases of their development. In an effort to reduce general and administrative rental costs in Australia, during the third quarter of 2005, we purchased our Melbourne Office Building which we intend to use for our Australia headquarters.
          The tables below summarize the results of operations for each of our principal business segments for the three (“2005 Quarter”) and nine (“2005 Nine Months”) months ended September 30, 2005 and the three (“2004 Quarter”) and nine (“2004 Nine Months”) months ended September 30, 2004, respectively. Operating expenses include costs associated with the day-to-day operations of the cinemas and live theaters and the management of rental properties. All operating results from discontinued operations are included in “(Loss) income from discontinued operations.” “(Loss) income from discontinued operations” from the Puerto Rico operations and the Glendale building is presented separately from “gain on disposal of business operations.”

Three Months Ended September 30, 2005	Cinema	Real Estate	Corporate	Consolidated

Revenue	$21,429	$3,380	$—	$24,809
Operating expense	17,140	1,484	—	18,624
Depreciation & amortization expense	2,140	930	172	3,242
General & administrative expense	1,639	—	3,961	5,600

Operating income (loss)	510	966	(4,133)	(2,657)
Minority interest expense	—	—	140	140
Other expense	—	—	1,585	1,585

Income (loss) before income tax expense	510	966	(5,858)	(4,382)
Income tax expense	—	—	190	190

Net income (loss)	$510	$966	$(6,048)	$(4,572)

Three Months Ended September 30, 2004	Cinema	Real Estate	Corporate	Consolidated

Revenue	$20,919	$3,245	$—	$24,164
Operating expense	16,327	1,596	—	17,923
Depreciation & amortization expense	1,722	1,284	46	3,052
General & administrative expense	350	181	3,365	3,896

Operating income (loss)	2,520	184	(3,411)	(707)
Minority interest expense	—	—	135	135
Other expense	—	—	460	460

Income (loss) before (loss) income from discontinued operations and income tax expense	2,520	184	(4,006)	(1,302)
(Loss) income from discontinued operations	(600)	67	—	(533)
Income tax expense	—	—	327	327

Net income (loss)	$1,920	$251	$(4,333)	$(2,162)

Nine Months Ended September 30, 2005	Cinema	Real Estate	Corporate	Consolidated

Revenue	$64,328	$10,858	$—	$75,186
Operating expense	52,375	5,148	—	57,523
Depreciation & amortization expense	6,371	2,794	244	9,409
General & administrative expense	4,749	3	8,727	13,479

Operating income (loss)	833	2,913	(8,971)	(5,225)
Minority interest expense	—	—	559	559
Other expense	—	—	2,279	2,279

Income (loss) before discontinued operations and income tax expense	833	2,913	(11,809)	(8,063)
Discontinued operations
Gain on disposal of business operations	1,597	12,013	—	13,610
(Loss) income from discontinued operations	(1,766)	387	—	(1,379)
Income tax expense	—	—	643	643

Net income (loss)	$664	$15,313	$(12,452)	$3,525

Nine Months Ended September 30, 2004	Cinema	Real Estate	Corporate	Consolidated

Revenue	$54,934	$9,262	$—	$64,196
Operating expense	43,842	4,929	—	48,771
Depreciation & amortization expense	4,912	3,448	114	8,474
General & administrative expense	2,850	274	7,667	10,791

Operating income (loss)	3,330	611	(7,781)	(3,840)
Minority interest expense	—	—	245	245
Other income	—	—	1,210	1,210

Income (loss) before (loss) income from discontinued operations and income tax expense	3,330	611	(6,816)	(2,875)
(Loss) income from discontinued operations	(714)	253	—	(461)
Income tax expense	—	—	762	762

Net income (loss)	$2,616	$864	$(7,578)	$(4,098)

Cinema
          Included in the cinema segment above is revenue and expense from the operations of 32 cinema complexes with a total of 212 screens.

•	Cinema revenue increased for the 2005 Quarter by $510,000 or 2% and by $9.4 million or 17% for the 2005 Nine Months when compared to the same periods in 2004. Approximately $8.3 million of the 2005 Nine Months increase was from the new operations in Australia and New Zealand. The remaining increase of $1.1 million was the result of an increase in our domestic theatre revenue.

•	Operating expense increased for the 2005 Quarter by $813,000 or 5% and by $8.5 million or 19% for the 2005 Nine Months when compared to the same periods in 2004. Approximately $7.9 million of the 2005 Nine Months increase was from the newly acquired Anderson Cinemas in Australia and the Movieland Cinemas in New Zealand. The remaining increase of $600,000 was the result of increased theater film rental costs directly related to an increase in our domestic theatre revenue. Overall our operating expenses for nine months year-to-year were reasonably consistent at 81% of gross revenue for 2005 and 80% of gross revenue for 2004.

•	Depreciation expense increased for the 2005 Quarter by $418,000 or 24% and increased by $1.5 million or 30% for the 2005 Nine Months when compared to the same periods in 2004. The 2005 Nine month increase was primarily from our late-year 2004 acquisitions of the Anderson and Movieland Circuits and the addition of two new Anderson circuit cinemas in December 2004.

•	General and administrative expense increased for the 2005 Quarter by $1.3 million or 368% and by $1.9 million or 67% for the 2005 Nine Months when compared to the same periods in 2004. The increase was primarily related to legal services for our continuing anti-trust litigation with respect to the access of our Village East cinema to first run commercial film products.

•	Gain on disposal of business operations was $1.6 million from the disposition of our Puerto Rico operations in June 2005.

•	Loss from discontinued operations increased for the 2005 Nine Months by $1.0 million compared to the 2004 Nine months as a result of deteriorating operating results from our Puerto Rico operations in the first two quarters of 2005 when compared to the three quarters of 2005.

•	As a result of the above, net income for the cinema segment decreased for the 2005 Quarter and 2005 Nine Months by $1.4 million and $2.0 million, respectively, when compared to the same periods in 2004.
Real Estate
          For the three and nine months ended September 30, 2005, our rental generating real estate holdings consisted of:
•	our Belmont, Perth ETRC, our Auburn, Sydney ETRC and our Wellington , New Zealand ETRC;

•	three single auditorium live theaters in Manhattan (Minetta Lane, Orpheum, and Union Square) and a four auditorium live theater complex in Chicago (The Royal George) and, in the case of the Union Square and the Royal George their accompanying ancillary retail and commercial tenants;

•	the ancillary retail and commercial tenants at some of our non-ETRC cinema locations;

•	an office building located in Glendale, California (which we sold on May 17, 2005); and

•	certain raw land, used in our historic activities.
          For the three and nine months ended September 30, 2005, our real estate segment generated the following income statement activity:
•	Revenue increased for the 2005 Quarter by $136,000 or 4% and by $1.6 million or 17% for the 2005 Nine Months when compared to the same periods in 2004. Of the 2005 Nine Months increase, approximately $827,000 was attributable to an increase in rent from our domestic live theaters and

$747,000 was from higher rental revenue and higher occupancy rates from our New Zealand ETRC’s and domestic properties.

•	Operating expense for the real estate segment decreased for the 2005 Quarter by $112,000 or 7% and increased by $219,000 or 4% for the 2005 Nine Months when compared to the same periods in 2004. This 2005 Quarter decrease was primarily related to reduced operating expenses in our New Zealand operations whereas the 2005 Nine Months change mostly relates to an increase in variable costs associated with our live theater facilities.

•	Depreciation expense for the real estate segment decreased by $354,000 or 28% for the 2005 Quarter and by $654,000 or 19% for the 2005 Nine Months when compared to the same periods in 2004. The majority of this decrease was attributed to the sale of our Glendale office building.

•	General and administrative expense decreased for the 2005 Quarter by $181,000 and by $271,000 for the 2005 Nine Months when compared to the same periods in 2004.

•	Gain on disposal of business operations was $12.0 million from the disposition of our Glendale office building.

•	Income from discontinued operations decreased for the 2005 Quarter by $67,000 and increased by $134,000 for the 2005 Nine Months when compared to the same periods in 2004. The increase in the year-to-date income was primarily related to the fact that the Glendale office building was held for sale from January 2005 to its sale date on May 17, 2005. As such, we did not record depreciation expense for the building for the five months in accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

•	As a result of the above, real estate net income increased for the 2005 Quarter by $715,000 and by $14.5 million for the 2005 Nine Months when compared to the same periods in 2004.
Corporate
          General and administrative expense includes expenses that are not directly attributable to other operating segments. The increase in general and administrative expense of $1.1 million in the 2005 Nine Months when compared to the 2004 Nine Months was primarily due to additional bonus accrual of $1.1 million related to our Chief Executive Officer’s new employment contract with the Company.
          Corporate other expense (income) is primarily comprised of:
•	interest expense/income;

•	gain/loss on sale of assets;

•	equity income (loss) of unconsolidated joint ventures;

•	gain recognized on foreign currency translation; and

•	other miscellaneous income and loss items.
          Other expense for the 2005 Nine Months was $2.3 million compared to other income of $1.2 million for the same period in 2004. The change was primarily related to a decrease in income in equity earnings of unconsolidated joint ventures of $343,000, a decrease in interest income of $636,000, an increase in interest expense of $906,000, and a decrease in gains recognized for currency fluctuation of $1.2 million. Other income for the 2005 Quarter decreased by $1.1 million primarily due to a decrease of $150,000 in interest income and an increase interest expense of $902,000.

Acquisitions
Rialto Joint Venture Purchase
     Effective October 1, 2005, we purchased 100% of the stock of Rialto Entertainment for $4.5 million (NZ$6.5 million). Rialto Entertainment is a 50% joint venture partner with Village Roadshow/SkyCity Cinemas in the largest art cinema circuit in New Zealand. The joint venture owns five cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, Wellington, Dunedin and Hamilton.
     Also as of October 1, 2005, we purchased for $694,000 (NZ$1.0 million) a 1/3 interest in Rialto Distribution. Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.
Melbourne Office Building
     On September 29, 2005, we purchased an office building in Melbourne, Australia for $1.9 million (AUS$2.5 million) to serve as our Australia headquarters. We fully financed this property by drawing on our Australian Corporate Credit Facility.
Cinemas 1, 2 & 3 Ground Lease
     On September 19, 2005, we acquired a tenant’s ground lease interest that is currently between (i) our fee ownership of the underlying land and (ii) our current possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3 in Manhattan. This tenant’s ground lease interest was purchased from Sutton Hill Capital LLC (“SHC”) for a $9.0 million promissory note, bearing interest at a fixed rate of 8.25% and maturing on December 31, 2010. As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved the purchase of the property. The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.
     The acquisition of the tenant’s ground lease interest finalizes the acquisition side of a tax deferred exchange under Section 1031 of the Internal Revenue Code designed to exchange our interest in our only non-entertainment oriented fee property in the United States for the fee interest underlying our leasehold estate in the Cinemas 1, 2 & 3. The acquisition of this tenant’s ground lease interest and the Cinemas 1, 2, 3 Fee Interest described below have resulted in a book value of approximately $22.9 million (which includes $1.3 million of option fees paid in 2000 as part of the City Cinemas Master Lease Agreement, see Note 8 – Goodwill and Intangible Assets) and a tax basis of $9.1 million as compared to an appraised value of the property of $27.5 million, based on an independent appraisal dated April 25, 2005.
     For the time being, SHC will retain ownership of the building and improvements constituting the Cinemas and in which we hold a tenancy interest. However, as a part of the transaction, we have obtained the right to acquire these improvements for $100,000, in the event that we should decide to redevelop the property. Accordingly, upon the acquisition of SHC’s interest in the ground lease we will have brought together under Reading the ownership interest of all of the interests necessary for Reading to be, on a consolidated basis, the absolute fee owner of the Cinemas property – subject only to SHC’s interest in the building which we have an option to acquire for a further $100,000. Additionally, under the Master Operating Lease with SHC, the exercise price of the option to purchase all assets under that lease was reduced by $9.0 million resulting in a final option price of $6.0 million for the purchase of the Village East Cinema, certain theater management and real estate rental contracts, and a reduction in rent from $1.2 million to $495,000 annually.

Cinemas 1, 2 & 3 Fee Interest
     On June 1, 2005, we acquired for $12.6 million the fee interest and the landlord’s ground lease interest underlying our Cinemas 1, 2 & 3 property in Manhattan, as a part of a tax deferred exchange under Section 1031 of the Internal Revenue Code. The funds used for the acquisition came primarily from the sale proceeds of our Glendale, California office building.
     As a result of the acquisition of this fee interest, the landlord’s interest in the ground lease and the tenant’s interest in the ground lease, our effective rental expense with respect to the Cinemas 1, 2 & 3 and the Village East cinema has decreased by approximately $1.0 million annually as of September 30, 2005.
Dispositions
Wilmington and Northern Property
     On September 26, 2005, we sold our Wilmington and Northern property for a cash total of $515,000 resulting in a negligible loss on sale. This property was one of several remaining tracks of railroad land, all of which are considered non-core assets under our current business plan. The sale resulted in a negligible loss during the third quarter and the property produced a nominal income per year.
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
     The loss from discontinued operations of our Puerto Rico cinema operations was $1.8 million for the 2005 Nine Months and $714,000 for the 2004 Nine Months. These operations produced net losses of $338,000 and $1.7 million, respectively for the years ended December 31, 2004 and 2003.
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
     This property was our only wholly owned property in the United States that was not used directly in connection with our cinema and live theater operations. It was sold as a part of a tax deferred exchange under Section 1031 of the Internal Revenue Code, with the intention of reinvesting the profit and basis in the fee and ground lease interests underlying our Cinema 1, 2 & 3 leasehold property in Manhattan. Any future taxable income which may be related to the transaction may be offset by approximately $22.8 million in future deductible temporary differences arising from available U.S. operating loss carry forwards.

          The income from discontinued operations of our Glendale Property was $387,000 for the 2005 Nine Months and $253,000 for the 2004 Nine Months.
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
Contractual Obligations
          The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at September 30, 2005 (in thousands):

	2005	2006	2007	2008	2009	Thereafter

Long-term debt	$89	$1,849	$5,047	$3,368	$78,351	$3,486
Long-term debt to related parties	—	—	5,000	—	—	9,000
Lease obligations	2,838	11,350	11,513	10,964	10,842	75,172
Estimated interest on long-term debt	1,699	7,860	7,383	7,137	3,662	1,128

Total	$4,626	$21,059	$28,943	$21,469	$92,855	$88,786

          Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.
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

Operating Activities
          Cash used in operations was $2.9 million in the 2005 Nine Months compared to $545,000 of cash provided by operations in the 2004 Nine Months. The change in cash used in operations of $3.4 million is due primarily to:
•	an increase of interest payments of $2.1 million primarily related to our increased borrowings in Australia for the Newmarket construction and our larger credit facility New Zealand and

•	a decrease of $1.8 million in cash provided by discontinued operations.
Investing Activities
          Cash used in investing activities for the first nine months of 2005 increased by $16.9 million compared to the same period in 2004. The 24.4 million cash used for the 2005 Nine Months was primarily related to:
•	$12.6 million in net proceeds from the sales of our Glendale office building and Puerto Rico operations;

•	$1.0 million cash provided by a decrease in restricted cash; and

•	$515,000 in cash proceeds from the sale of our Wilmington and Northern property; offset by

•	$14.4 million paid for acquisitions including $11.8 million for the acquisition of the fee interest and tenant’s ground lease interest of the Cinemas 1, 2 & 3 property in New York City, $700,000 deposit paid to secure a contract to acquire a company whose sole assets is a 50% interest in an unincorporated joint venture that owns 20 screens, and $1.9 million (AUS$2.5 million) paid for our new Melbourne Office Building;

•	$23.2 million in purchases of property and equipment related to approximately $21.4 million for the on-going construction work on our Newmarket development in Brisbane, Australia and the fit-out of our 8 screen Adelaide, Australia cinema which opened on October 20, 2005 and $1.8 million in purchases of equipment primarily related to our renovation of our New Zealand Movieland sites;

•	$905,000 cash paid as additional capital contributions with respect to our investment in the 205-209 East 57th Street Associates, LLC.
          The $7.6 million cash used for the 2004 Nine Months was primarily related to:
•	$14.3 million of acquisition costs related to the Anderson Circuit acquisition, of $9.5 million (AUS$13.3 million) and the Movieland Circuit acquisition of $4.8 million (NZ$7.2 million);

•	$617,000 in purchases of property and equipment in our US;

•	$1.1 million (AUS$1.4 million) related to the purchase of additional land adjacent to our Newmarket Shopping Centre development;

•	$2.3 million of restricted cash related to the purchase of the Anderson circuit;

•	$2.4 million for the acquisition of our membership interest in 205-209 E. 57th Street Associates LLC (the developer of Place 57); offset by

•	$13.0 million receivable payment on the Sutton Promissory Note.

Financing Activities
          Cash provided by financing activities was $24.9 million for the first nine months of 2005 compared to cash used in financing activities of $6.9 million during the same period in 2004. This increase is attributable to our increase in borrowings of approximately $25.7 million primarily used to finance the on-going construction work on our Newmarket development in Brisbane, Australia.
          During the period we were able to extend our Australian Corporate Credit Facility from $42.0 million (AUS$55.0 million) to $51.5 million (AUS$67.4 million) including a ($7.6 million AUS$10.0 million) working capital facility. This additional liquidity will allow us to continue to expand our operations in Australia.
Summary
          Our cash position at September 30, 2005 was $10.2 million compared to $12.3 million at December 31, 2004. The majority of the $2.1 million change related to the following transactions:
•	$10.3 million increase related to the sale of our Glendale Building;

•	$2.3 million increase related to the sale of our Puerto Rico cinema operation;

•	$515,000 increase in cash proceeds from the sale of our Wilmington and Northern property;

•	$1.0 million cash provided by a decrease in restricted cash; and

•	$25.7 million of new borrowings; offset by

•	$21.4 million of capital expenditures related to the on-going construction work on our Newmarket development and the fit-out of our 8 screen Adelaide, Australia cinema which opened on October 20, 2005;

•	$1.8 million related to the purchase of property and equipment in the U.S. and New Zealand;

•	$2.1 million of additional interest payments;

•	$905,000 additional capital contributions with respect to maintaining our 25% interest in 205-209 East 57th Street Associates, LLC; and

•	$11.8 million paid for the fee interest in the Cinemas 1, 2, 3 property in New York City.
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
          In accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in an $194,000 (AUS$281,000) decrease and $180,000 (AUS$254,000) decrease to interest expense during the three months and nine months ended September 30, 2005, respectively. We have recorded the fair market value of our interest rate swaps of $846,000 (AUS$1.1 million) as an other long-term liability. The swap with a notional amount of $12,477,000 does not have a “Receive Variable Rate” because the instrument will not be effective until March 31, 2006. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.
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
          Where we are the plaintiffs, we expense all legal fees on an on-going basis and make no provision for any potential settlement amounts until received. In Australia, the prevailing party is entitled to recover its attorneys fees, which typically works out to be approximately 60% of the amounts actually spent where first class legal counsel is engaged at customary rates. Where we are a plaintiff, we have likewise made no provision for the liability for the defendant’s attorneys’ fees in the event we were determined not to be the prevailing party.
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
Whitehorse Litigation
          On October 30, 2000, we commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against our joint venture partner and the controlling stockholders of our joint venture partner in the Whitehorse Shopping Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect on a promissory note (the “K/B Promissory Note”) evidencing a loan that we made to Ms. Khor and Mr. Burr and that was guaranteed by Burstone Victoria PTY, LTD (“Burstone” and collectively with Ms. Khor and Mr. Burr, the “Burstone Parties”). This loan balance has been previously written off and is no longer recorded on our books. The Burstone Parties asserted in defense certain set-offs and counterclaims, alleging, in essence, that we had breached our alleged obligations to proceed with the development of the Whitehorse Shopping Center, causing the Burstone Parties substantial damages. Following trial, the trial court not only affirmed the liability of the Burstone Parties on the K/B Promissory Note but also determined that we had breached certain obligations owed to WPG (the joint venture in which we own a 50% interest and in which Burstone owns the remaining 50% interest). The trial court did not, however, find us in breach of any direct obligations to any one or more of the Burstone Parties.
          The trial court has entered judgment against us and in favor of WPG in the amount of $3.4 million (AUS$4.5 million). The trial court has also entered judgment against the Burstone Parties and in our favor in the amount of $3.2 million (AUS$4.2 million). Further, the trial court has found us responsible to reimburse the Burstone Parties for 65% of their out-of-pocket legal fees, an amount not yet determined but estimated at approximately $764,000 (AUS$1.0 million) . In addition, we have settled various ancillary claims against us for an additional $306,000 (AUS$400,000), which has now been paid to WPG.
          As discussed in greater detail below, we have given timely notice of our intention to appeal the judgment entered against us by the trial court and intend to vigorously prosecute that appeal. The Burstone Parties have likewise appealed, arguing that the damages assessed in favor of WPG and against us should be higher.
          A provisional liquidator has been appointed for WPG, and that company is now in the process of being wound up. As a consequence of our 50% interest in WPG, in the event that we are not successful in our appeal, we currently anticipate that we will ultimately receive liquidating distributions from WPG in an amount equal to approximately $1.8 million (AUS$2.3 million). During the third quarter, the Burstone Parties paid us $229,000 (AUS$300,000) against our judgment against them, and we have now entered into an agreement with the Burstone Parties, pursuant to which they have agreed to pay the balance of our judgment against them, together with ongoing interest, over time and have provided various undertakings and a guaranty to secure that obligation. Accordingly, we believe that our judgment against the Burstone Parties is adequately secured and, even if we do not prevail on appeal, we will still net in the range of $1.2 million (AUS$1.6 million) from the litigation, less such attorney’s fees as may be assessed against us when the final accounting for such fees is made and our own costs of collection.
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
          At September 30, 2005, approximately 51% and 22% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $1.9 million in cash and cash equivalents. At December 31, 2004, approximately 48% and 25% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $9.3 million in cash and cash equivalents.
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
          Our policy is to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 53% and 32% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars. At the present time, we have no plan to hedge such exposure.
          We recognize unrealized foreign currency translation gains or losses which could materially affect our financial position. As of September 30, 2005 and December 31, 2004, we have recorded a cumulative unrealized foreign currency translation gain of approximately $31.3 million and $32.4 million, respectively. A change of 10% in foreign currency rates would result in an approximately $73,000 increase or decrease in our 2005 Nine Months net income.
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

Item 3A – Quantitative and Qualitative Disclosure about Interest Risk
     The majority of our U.S. bank loans have fixed interest rates; however, one of our domestic loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in an approximately $20,000 increase or decrease in our 2005 Nine Months interest expense.
     While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand. The majority of our Australian and New Zealand bank loans have variable rates. The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above). If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in approximately $617,000 increase in our 2005 Nine Months Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in approximately $609,000 decrease the 2005 Nine Months of Australian and New Zealand interest expense.

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
READING INTERNATIONAL, INC.

Date: November 7, 2005	By:	/s/ James J. Cotter

James J. Cotter
Chief Executive Officer

Date: November 7, 2005	By:	/s/ Andrzej Matyczynski

Andrzej Matyczynski
Chief Financial Officer