Form 10-K/A
period 2004-12-31
READING INTERNATIONAL INC
filed 2005-12-23
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K / A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-8625
READING INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	95-3885184 (I.R.S. Employer Identification Number)
500 Citadel Drive, Suite 300
Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including Area Code: (213) 235-2240
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Nonvoting Common Stock, $0.01 par value	American Stock Exchange
Class B Voting Common Stock, $0.01 par value	American Stock Exchange
     Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Yes ☐ No ☑
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
     Reading International, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 25, 2005. This filing amends Items 6 and 7 of Part II of the original filing, primarily to augment the discussion and definition of EBITDA and to provide added explanation to Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operations. No other information included in the original report on Form 10-K is amended by this Form 10-K/A.

PART II
Item 6 — Selected Financial Data
Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operations
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART II
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
     EBIT presented above represents net loss adjusted for interest expense (calculated net of interest income) and income tax expense. EBIT is presented for informational purposes to show the significance of depreciation and amortization in the calculation of EBITDA. We use EBIT in our evaluation of our operating results since we believe that it is useful as a measure of financial performance, particularly for us as a multinational company. We believe it is a useful measure of financial performance principally for the following reasons:
•	Since we operate in multiple tax jurisdictions, we find EBIT removes the impact of the varying tax rates and tax regimes in the jurisdictions in which we operate.

•	In addition, we find EBIT useful as a financial measure that removes the impact from our effective tax rate of factors not directly related to our business operations, such as, whether we have acquired operating assets by purchasing those assets directly, or indirectly by purchasing the stock of a company that might hold such operating assets.
•	The use of EBIT as a financial measure also (i) removes the impact of tax timing differences which may vary from time to time and from jurisdiction to jurisdiction, (ii) allows us to compare our performance to that achieved by other companies, and (iii) is useful as a financial measure that removes the impact of our historically significant net loss carryforwards.

•	The elimination of net interest expense helps us to compare our operating performance to those companies that may have more or less debt than do we.
     EBITDA presented above is net loss adjusted for interest expense (again, calculated net of interest income), income tax expense, and in addition depreciation and amortization expense. We use EBITDA in our evaluation of our company and its performance since we believe that EBITDA provides a useful measure of financial performance and value. We believe this principally for the following reasons:
•	We believe that EBITDA is an industry comparative measure of financial performance. It is, in our experience, a measure commonly used by analysts and financial commentators who report on the cinema exhibition and real estate industries and a measure used by financial institutions in underwriting the creditworthiness of companies in these industries. Accordingly, our management monitors this calculation as a method of judging our performance against our peers and market expectations and our creditworthiness.

•	Also, analysts, financial commentators and persons active in the cinema exhibition and real estate industries typically value enterprises engaged in these businesses at various multiples of EBITDA. Accordingly, we find EBITDA valuable as an indicator of the underlying value of our businesses.
     We expect that investors may use EBITDA to judge the ability of our company to generate cash, as a basis for the comparison of our company to other companies engaged in the cinema exhibition and real estate businesses and as a basis to value our company against such other companies.
     Neither EBIT nor EBITDA is a measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States for purposes of analyzing our profitability. The exclusion of various components such as interest, taxes, depreciation and amortization necessarily limit the usefulness of these measures when assessing the financial performance of our company and not all funds depicted by EBITDA are available for management’s discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements to service debt, to fund necessary capital expenditures and to meet other commitments from time to time as described in more detail in this Form 10-K.
     EBIT and EBITDA also fail to take into account the cost of interest and taxes. Interest is clearly a real cost that for our company is paid periodically as accrued. Taxes may or may not be a current cash item but are nevertheless real costs which, in most situations, must eventually be paid. A company that realizes taxable earnings in high tax jurisdictions may, ultimately, be less valuable than a company that realizes the same amount of taxable earnings in a low tax jurisdiction. EBITDA fails to take into account the cost of depreciation and amortization and the fact that assets will eventually wear out and have to be replaced.

     EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net loss to EBIT and EBITDA is presented below (dollars in thousands):

	2004	2003	2002	2001	2000

Net loss	$(8,463)	$(5,928)	$(7,954)	$(4,572)	$(3,542)
Add: Interest expense, net	3,917	3,423	2,776	939	(386)
Add: Income tax expense	1,046	711	6	208	—

EBIT	$(3,500)	$(1,794)	$(5,172)	$(3,425)	$(3,928)
Add: Depreciation and amortization	12,899	12,003	8,705	2,044	657

EBITDA	$9,399	$10,209	$3,533	$(1,381)	$(3,271)

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

With the closing of the Movieland acquisition and the opening of a new 8 screen Berkeley joint venture cinema, (discussed separately above) we now own directly seven cinemas representing 37 screens and own indirectly through our various Berkeley joint ventures an additional five cinemas with 29 screens in New Zealand. As previously mentioned, two of the newly acquired cinemas have the capacity for 4 additional screens. Completion of these expansion screens will increase our New Zealand screen count to 70 screens in twelve cinemas plus a 5-plex cinema managed by one of our Berkeley joint ventures. By comparison, our principal competitors in New Zealand, Hoyts and Village/Sky, own 50 screens, and 60 screens, respectively.

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

The total acquisition costs of these cinemas, of $5.7 million (AUS$8.0 million), excluding the cost of the fit-out of the two development cinemas, were met from our own funds in conjunction with a $3.4 million (AUS$4.7 million) drawdown on the newly signed $39.3 million (AUS$55.0 million) bank facility. As part of this acquisition, several landlords required bank guarantees, which increased our restricted cash by $296,000 (AUS$417,000) and reduced our total credit facility by $1.9 million (AUS$2.7million). The total fit-out cost for the two development cinemas aggregated $3.8 million (AUS$5.0 million) and was paid from our own funds.

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
     We currently operate two operating segments: Cinema and Real Estate. Our cinema segment includes the operations of our owned, managed and unconsolidated joint venture cinemas. Our rental/real estate segment includes the operating results of our commercial real estate holdings, theater real estate and ETRC’s.
     The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands).

Year Ended December 31, 2004	Cinema	Real Estate	Corporate	Total

Revenue	$87,257	$15,725	$—	$102,982
Operating expense	72,476	7,321	—	79,797
Depreciation & amortization	8,569	4,230	100	12,899
General & administrative expense	5,172	638	10,428	16,238

Operating income (loss)	1,040	3,536	(10,528)	(5,952)
Other expense	—	(720)	(745)	(1,465)

Income (loss) before tax	1,040	2,816	(11,273)	(7,417)

Income tax expense	—	—	1,046	1,046

Net income (loss)	$1,040	$2,816	$(12,319)	$(8,463)

Year Ended December 31, 2003	Cinema	Real Estate	Corporate	Total

Revenue	$81,464	$12,275	$—	$93,739
Operating expense	65,002	7,436	—	72,438
Depreciation & amortization	7,517	4,301	185	12,003
General & administrative expense	4,782	1,017	8,839	14,638

Operating income (loss)	4,163	(479)	(9,024)	(5,340)
Other income	—	—	123	123

Income (loss) before tax	4,163	(479)	(8,901)	(5,217)

Income tax expense	—	—	711	711

Net income (loss)	$4,163	$(479)	$(9,612)	$(5,928)

Year Ended December 31, 2002	Cinema	Real Estate	Corporate	Total

Revenue	$75,717	$10,683	$86	$86,486
Operating expense	62,845	6,482	—	69,327
Depreciation & amortization	5,621	2,689	395	8,705
General & administrative expense	5,789	1,097	7,545	14,431

Operating income (loss)	1,462	415	(7,854)	(5,977)
Other expense	—	—	(1,971)	(1,971)

Income (loss) before tax	1,462	415	(9,825)	(7,948)

Income tax expense	—	—	6	6

Net income (loss)	$1,462	$415	$(9,831)	$(7,954)

Cinema
2004 Compared with 2003
     As described above, one of our primary businesses consists of the ownership and operation of cinemas. At December 31, 2004, we owned and operated, directly or indirectly through consolidated joint ventures, 271 screens in 41 cinema complexes. This compares to 202 screens in 28 cinemas on December 31, 2003. We also had unconsolidated joint venture interests in an additional 45 screens in 6 cinema complexes and we operated, directly or indirectly, 14 screens in 3 cinema complexes in which we had no ownership interest.
     Our cinema revenue consists of admissions, concessions and advertising. The cinema operating expense consists of the costs directly attributable to the operation of the cinemas including employee-related, occupancy and operating costs and film rent expense. Cinema revenue and expense fluctuates with the availability of quality first-run films and the numbers of weeks the first–run films stay in the market.
     In 2004, we continued to face uncertainties in the domestic cinema market because of the consolidations and financial restructuring that have taken place over the last few years among our competitors. We also continued antitrust litigation against Regal and certain major U.S. film distributors in an effort to stop Regal from preventing the distribution of top grossing first-run film by these distributors to our Village East Cinema. This has resulted in a significant increase in our legal expenditures in 2004 and 2003. Our cinema results were also negatively impacted by our antitrust lawsuits due to Fox and Universal refusing to provide us with their film product in the United States in retaliation for our legal action against them. This was compounded by a general decrease in the number of well received films in 2004 vs. 2003. We have, however, now reached settlement with Disney, DreamWorks, Fox, MGM, Universal and Loews on terms that we believe to be beneficial to our Company and are back on service with Fox and Universal elsewhere in the United States. We are currently pursuing our claims only against Regal, Columbia and Paramount. The impact of the Fox/Universal boycott in 2004 was much more significant than in 2003 due to the strength of the Fox and Universal product in 2004 compared to 2003. This is particularly true in the case of Fox’s art film arm — Fox Searchlight — which brought to market in 2004 films such as “Sideways,” “Garden State” and “Napoleon Dynamite.”
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
     Operating expense increased in 2004 compared to 2003 primarily as a result of variable costs such as film rental and payroll expenses that normally fluctuate in direct relation to the increases or decreases in revenue. In 2004 however, there was an added dynamic. In our domestic market the severe reduction in revenue brought about by the lack of first-run product due to the now resolved Fox/Universal boycott, was not capable of being fully adjusted for in the operating expense. All our cinemas have a threshold limit of fixed costs that, in the short term, cannot be adjusted in line with precipitous declines in revenue. As we have now resolved our disputes with all but two distributors — Columbia and Paramount — we are optimistic that the supply issues that plagued us in 2004 will be significantly mitigated. In Australia and New Zealand the Anderson and Movieland acquisitions, which in general operated at lower margins than us, had not yet fully been integrated into the “Reading mode” by year-end.

     The following tables detail our operating results for our 2004 and 2003 cinema activities, respectively (dollars in thousands):

Year Ended December 31, 2004	United States	Australia	New Zealand	Puerto Rico	Total

Admissions revenue	$15,584	$31,385	$7,908	$8,699	$63,576
Concessions revenue	4,339	9,451	2,293	3,470	19,553
Advertising and other revenues	1,374	1,600	391	763	4,128

Total revenues	21,297	42,436	10,592	12,932	87,257

Cinema costs	16,733	33,577	5,953	11,639	67,902
Concession costs	905	2,213	748	708	4,574

Total operating expense	17,638	35,790	6,701	12,347	72,476

Depreciation and amortization	2,082	5,293	720	474	8,569
General & administrative expense	3,987	66	320	799	5,172

Operating (loss) income	$(2,410)	$1,287	$2,851	$(688)	$1,040

Year Ended December 31, 2003	United States	Australia	New Zealand	Puerto Rico	Total

Admissions revenue	$18,709	$24,700	$5,783	$9,738	$58,930
Concessions revenue	4,987	7,607	1,682	3,783	18,059
Advertising and other revenues	1,684	1,667	309	815	4,475

Total revenues	25,380	33,974	7,774	14,336	81,464

Cinema costs	19,299	25,052	3,883	12,836	61,070
Concession costs	794	1,862	544	732	3,932

Total operating expense	20,093	26,914	4,427	13,568	65,002

Depreciation and amortization	3,126	3,407	534	450	7,517
General & administrative expense	4,244	(332)	—	870	4,782

Operating (loss) income	$(2,083)	$3,985	$2,813	$(552)	$4,163

A summary of the operating results for the Cinema segment is as follows:
•	Cinema revenue increased in fiscal 2004 by $5.8 million or 7% when compared to fiscal 2003. Most of the $11.3 million increase noted in Australia and New Zealand was related to activity from our new Anderson Circuit and Movieland Circuits. This increase was proportionately distributed between admissions and concessions revenues. However, these increases were offset by a decline in our domestic admissions and concessions revenue primarily related to the refusal of Universal and Fox to supply our domestic cinemas with film product as a result of our antitrust lawsuit against them. Cinema revenues are primarily related to admissions which are directly related to our ability to obtain desirable product from our distributors.

•	Cinema operating expense increased in fiscal 2004 by $7.5 million or 10% when compared to fiscal 2003. Approximately $6.9 million and $642,000 of the increased costs of sales was related to cinema costs and concession costs, respectively. Of these fiscal 2004 increases, $8.9 million was from our Australian operations and $2.2 million was from our New Zealand operations of which most of these increases were from our new Anderson and Movieland Circuits opening in July and August 2004, respectively. However, these increases were offset by a decline in theater film rental costs and concessions costs at our domestic theaters primarily related to our Village East lawsuit. Overall our operating expenses for twelve months year-to-year were 83% and 80% of gross revenue for 2004 and 2003, respectively.

•	Depreciation expense increased in fiscal 2004 by $1.0 million or 12% when compared to fiscal 2003. The fiscal 2004 increase was primarily from our late-year 2004 acquisitions of the Anderson and Movieland Circuits in Australia and New Zealand, respectively, and an increased domestic depreciation expense stemming from various renovation/remodeling projects undertaken at the Angelika New York and Village East cinemas offset by a 2003 charge of $890,000 to amortization expense related to our City Cinemas purchase option under intangible assets.

•	General and administrative expense increased in fiscal 2004 by $390,000 or 8% when compared to fiscal 2003. The increase in general and administrative expenses is primarily related to the pre-opening expenses at our two new cinemas in Australia that opened in December. As they were only open for less than a month, their operating results for 2004 were distorted by their inability over this truncated period to generate sufficient earnings to offset these pre-opening expenses.
     As a result of the above, net income for the cinema segment decreased in fiscal 2004 by $3.1 million when compared to fiscal 2003.
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
     Our cinema revenues consisted of admissions, concessions, and advertising. The cinema expenses consisted of the costs directly attributable to the operation of the cinemas including employee-related, occupancy and operating costs, and depreciation and film rent expense. Cinema revenues and expenses fluctuated with the availability of quality first-run films and the numbers of weeks the first –run films stay in the market.
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
Consolidated net losses
     Over the past several years we have consistently experienced net losses. This trend is consistent with our focus on acquisitions and real estate development which result in high depreciation and amortization expenses and which during their holding and development stages produce little or no operating income for our company. Also, our efforts to break into the Australian cinema and real estate markets and to obtain film for our Village East cinema in Manhattan have resulted in significant legal expense. Our litigation expenses for years ending 2004 and 2003 were $4.6 million and $3.7 million, respectively. Finally, our Puerto Rico operations, while generating significant gross revenues, produced little or no profit or cash flow.
     As evidenced by the above table at Item 6 — Selected Financial Data, we believe the trend of annual net losses is improving when one compares annual net losses to the amount of depreciation and amortization incurred in each of those years. However, although we noted a similar pattern in 2004, we achieved lower profit margin than expected from our new cinema operations in Australia and New Zealand in addition to an increase in general and administrative expenses for corporate primarily related to our Sarbanes-Oxley implementation and certain duplicate salaries and severance payments from the changing of certain Australian operational management. We continue to focus our efforts on minimizing overhead costs while increasing operating assets and operating income in an effort to improve our profitability over time.
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
     While we intend to maintain our entertainment focus, we may from time to time acquire interests in non-entertainment real estate, for example, our investment in the limited liability company that is developing our former Sutton cinema site in Manhattan into an approximately 100,000 square foot condominium known as Place 57. We have not, in more than the past five years, other than our investment in Place 57, which is more in the nature of the redevelopment of one of our existing properties than the a new investment, acquired any property other than entertainment properties or properties which we intended at the time to develop, at least in part, for entertainment purposes.

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
Operating Activities
     Cash used in operating activities was $1.0 million in 2004 compared with $5.7 million provided by operations in 2003. The change in cash from operating activities between 2004 and 2003 of $6.7 million is primarily due to:
•	a decrease in cash of approximately $1.6 million due to reduced operating cash flows from our cinemas predominately in the United States resulting from our lack of quality film product due primarily to the refusal of Universal and Fox to provide film to our domestic cinemas as a consequence of our antitrust lawsuit against them;

•	a decrease in cash of $573,000 due to increased legal costs paid in 2004 compared to 2003 primarily related to our anti-trust lawsuit with Universal and Fox;

•	a decrease in cash of $700,000 due to increased interest paid in 2004 versus 2003 due to our increased borrowings noted in the financing activities;

•	a decrease in cash of $884,000 due to lower proceeds from litigation settlements in 2004 compared to 2003;

•	a $1.0 million decrease in cash due to cash received in 2003 for a one-time sale of our Gish stock;

•	a $220,000 increase of cash used in inventory related to our increase in business in 2004 compared to 2003;

•	a $244,000 increase of cash used as restricted cash in 2004 compared to 2003 related to lease guarantees required for our new operations in Australia;

•	a decrease of cash of approximately $650,000 due to a change in deferred revenues driven by reduced sales of theater gift certificates in 2004 when compared to 2003; and

•	a $400,000 decrease in cash due to higher film rent payments in early 2004 due to 2003 year-end blockbuster film rentals. This trend was not repeated at the 2004 year-end.
     The increase in cash provided by operating activities between 2003 and 2002 of $2.5 million is primarily due to improved cash flow from our cinema and theater operations and an increase in deferred revenues and liabilities.
Investing Activities
     Cash used in investing activities was $15.8 million in 2004 compared to $3.7 million in 2003 due to significant cinema acquisition activity in Australia and New Zealand in 2004 that was not present in 2003, as we took advantage of opportunities to acquire two groups of independent cinemas and to add to our landholdings in

Queensland, and took advantage of a redevelopment opportunity with respect to one of our Manhattan cinemas. The $12.1 million increase in cash used in investing activities from 2004 to 2003 was primarily related to:
•	$20.0 million of business acquisition costs related to the Anderson Circuit acquisition for $5.7 million (AUS$8.0 million), to the Newmarket (Queensland) land purchase of $1.0 million (AUS$1.4 million) and the Movieland Circuit acquisition of $13.3 million (NZ$19.8 million);

•	$3.8 million (AUS$5.0 million) related to the fit-outs to our Westlake and Rhodes locations (development opportunities acquired as a part of the Anderson Circuit);

•	$2.3 million of joint venture costs relating to our investment in the Sutton redevelopment project with 205-209 E. 57th Street Associates, LLC; offset by

•	$13.0 million receivable payment on the Sutton Promissory Note.
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
Financing Activities
     Cash provided by financing activities was $7.1 million in 2004 compared to $3.2 million used in financing activities in 2003. The $10.3 million change was primarily due to the funding of our 2004 cinema acquisitions in Australia and New Zealand as follows:
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
     By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG. As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE. This proposed change would result in an additional tax liability for CRG of approximately $21,850,000 plus interest of approximately $11,000,000 as of December 31, 2004. In addition, this proposal would result in California tax liability of approximately $5,500,000 plus interest of approximately $3,000,000 as of December 31, 2004. Accordingly, this proposed change represented, as at the end of 2004, an exposure of approximately $ 41,500,000. Moreover, California has recently enacted “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income. While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers. Accordingly, these provisions may cause an additional $4,000,000 exposure to CRG, for a total exposure of approximately $45,500,000.
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
     Australia follows the so called “English Rule” that the prevailing party in an action is entitled to recoup attorney’s fees. However, since (i) both parties to some extent prevailed in their claims, (ii) a number of the defenses and claims raised by Ms. Khor and Mr. Burr were struck down by the court or ultimately conceded at trial by Ms. Khor and Mr. Burr, and (iii) the standard for assessment of attorneys fees is different in an action on a promissory note providing for the assessment of attorneys fees (as did the K/B Promissory Note), in which case the court will typically assess attorneys fees at 100% of the amount billed, and the assessment of the amount of legal fees in the absence of such a contractual obligation, in which case the court will typically assess attorneys fees at approximately 66% of the amount billed, the amount of attorneys that Ms, Khor and Mr. Burr will be responsible to us for and the amount of legal fees that we will be responsible to Ms. Khor and Mr. Burr is uncertain, and currently awaits determination of this issue by the Trial Court.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29” which amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.
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
     In December 2003, the FASB issued Interpretation (“FIN”) No. 46R Consolidation of Variable Interest Entities—an interpretation of ARB No. 51(Issued 12/03). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which replaces FASB Interpretation No. 46, Consolidation of Variable

Interest Entities, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected residual returns of the entity; or (3) The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. As of December 31, 2003, we adopted the provisions of this interpretation, which did not have a material effect on our results of operations or financial condition.
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
Cinema Exhibition — Australia / New Zealand
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
READING INTERNATIONAL, INC.
(Registrant)

Date: December 22, 2005	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)