Form 10-K
period 2005-12-31
READING INTERNATIONAL INC
filed 2006-03-16
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
     Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 13, 2006, there were 20,990,458 shares of Class A Non-voting Common Stock, par value $0.01 per share and 1,495,490 shares of Class B Voting Common Stock, par value $0.01 per share, outstanding. The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $133,346,000 as of March 13, 2006.

READING INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2005
INDEX

PART I
Item 1 — Our Business
General Description of Our Business
     Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999 as Citadel Holding Corporation, a Nevada corporation (“CDL”), and was renamed Reading following our consolidation on December 31, 2001 (the “Consolidation”) of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”) and CDL. CDL was the corporate successor to Citadel Holding Corporation, a Delaware corporation, which was incorporated in 1983. Our Class A Nonvoting Common Stock (“Class A Stock”) and Class B Voting Common Stock (“Class B Stock”) are listed for trading on the American Stock Exchange under the symbols RDI and RDI.B. Our principal executive offices are located at 500 Citadel Drive, Suite 300, Commerce, California 90040. Our general telephone number is (213) 235-2240. Our website can be found at www.readingrdi.com.
     Our businesses consist primarily of:
•	the development, ownership and operation of multiplex cinemas in the United States, Australia, and New Zealand; and

•	the development, ownership and operation of retail and commercial real estate in Australia, New Zealand and the United States, including entertainment-themed retail centers (“ETRCs”) in Australia and New Zealand and live theater assets in Manhattan and Chicago in the United States.
     We consider ourselves to be essentially a cinema exhibition operating company, but with a strong real estate emphasis. We believe that the principal point of differentiation between ourselves and other publicly traded cinema exhibition companies is this real estate emphasis and our Australia/New Zealand asset base. Currently, we have;
•	interests in 48 cinemas comprising some 304 screens;

•	consolidated assets with a December 31, 2005 book value of approximately $253.1 million; and

•	a December 31, 2005 consolidated stockholders’ book equity of approximately $99.4 million.
     Calculated based on book value, nearly 70% of our assets, or approximately $176.4 million, relates to our real estate activities. Calculated based on book value, nearly 75% of our assets, or approximately $190.2 million, represents assets located in Australia and New Zealand, including approximately 57 acres of undeveloped land carried on our books since the Consolidation in 2001 at approximately $30.0 million. We currently own 3.5 million square feet of land in various urbanized areas of Australia and New Zealand and four fee properties in Manhattan.
     While we currently intend to maintain our cinema exhibition focus, the markets in which we operate are becoming increasingly built out, and it is likely that we will, in the years ahead, devote an increasing percentage of our efforts and capital to the development, ownership and operation of commercial real estate. This shift towards real estate development activities is also likely to be influenced by the fact that in February 2006 we completed the rezoning of our 50.6 acre Burwood property in suburban Melbourne from industrial zoning to zoning permitting a broad mixture of retail, entertainment, commercial and residential uses. Furthermore, while we try to be reasonably opportunistic and will sell real estate when we believe that the value offered for that real estate is materially in excess of the value of such property to us as an operating asset, we typically acquire and develop, or redevelop, real estate for our own portfolio, and with an intention to hold for the long term. Accordingly, we may, over time, begin to look more like a real estate company and less like a cinema exhibition company.
     The build-out of our Burwood project will likely be an area of particular focus for us over the next several years. This property, together with certain adjoining properties owned by third parties, was first designated as a “major activity centre” in 2002 pursuant to “Melbourne 2030,” an overall land use strategy adopted by the Victorian State Government to manage the growth and development of Melbourne. Under Melbourne 2030, “major activity centres” are described as generally having the following characteristics:

•	A mix of activities that generate high number of trips, including business, retail services and entertainment;

•	Being generally well-served by multiple transport routes (some being on the rail network) and on the Principal Public Transport Network or capable of being linked to that network;

•	Having potential to grow and support intensive housing development without conflicting with surrounding land uses;

•	Supplement the network of Principal Activity Centres; and

•	Provide additional scope to accommodate ongoing investment and change in retail, office, service and residential markets.
     Our Burwood property is located in the demographic center of greater Melbourne at the intersection of the Burwood Highway and Middleborough Road and is the largest undeveloped parcel of land in any “major activity centre” in Victoria, Australia. Approximately 430,000 people live within five miles of the site, which is well served by both public transit and surface streets. We estimate that approximately 70,000 people pass by the site each day.
     We anticipate that the project will be constructed in a variety of phases, commencing late in 2006 and looking to final completion sometime in 2015 and will require an investment in excess of $500 million. Under the now approved zoning scheme, these individual phases will still require the approval of specific development plans consistent with this overall zoning designation, but the overall use issues pertaining to the site have now been resolved. The remaining issues relate principally to project and building design and traffic flow, rather than to use issues.
     From time to time in this report, we refer to the development of our Burwood property as our “Burwood Project.”
     Consistent with our business emphasis, as outlined above, in recent periods, we have
•	Constructed and opened for business a 100,373 square foot shopping center in Newmarket, a suburb of Brisbane, Australia, intended for ultimate expansion into an ETRC. Part of the retail opened on November 28, 2005, and the remainder of the leased tenancies will open during the period through April 2006.

•	Over the past two years, acquired (either directly or indirectly) or built, for approximately $33.4 million, interests in 20 cinemas, representing 108 screens, in Australia and New Zealand, including 6 cinemas with 30 screens added in 2005;

•	Entered the art film distribution market in Australia and New Zealand by the acquisition of a 1/3rd interest in Rialto Distribution on October 31, 2005;

•	Acquired on September 28, 2005 for $2.0 million (AU$2.6 million) a 8,783 square foot office building in Melbourne to serve as the corporate headquarters for our Australia and New Zealand operations and to replace the leased facility previously serving this purpose;

•	Sold, effective June 8, 2005, for approximately $2.3 million, 6 leasehold cinemas with 48 screens, representing all of our cinemas in Puerto Rico as a part of our previously announced strategy to exit the Puerto Rico market and concentrate our overseas activities in the Pacific Rim;

•	Sold, effective May 15, 2005, our interest in an office building in Glendale, California as the sale leg of a tax deferred exchange, the net proceeds of which (approximately $20.4 million) have been reinvested as a part of the funding used to acquire the fee and ground lease estates underlying our Cinema 1, 2 & 3 property on 3rd Avenue, between 59th and 60th Streets in Manhattan. We believe that, over the medium to long term, the 3rd Avenue property has significantly more upside potential than did the Glendale property and complements our other Manhattan holdings. The Glendale building was our only operating asset in Southern California;

•	Acquired on August 26, 2004 for approximately $7.4 million (NZ$11.0 million) the fee interests underlying three of these recently acquired cinemas; and

•	Sold, effective October 22, 2003, our interest in our Sutton Cinema site on 57th Street in Manhattan for $18.0 million and, incident to that sale transaction, acquired for $3.1 million a 25% membership interest in the limited liability company currently redeveloping that property as a 36 story mixed use residential condominium development. Approximately 90% of the residential units in that project are under contract for sale, and it is currently contemplated that the project will be finished and those contracts completed in the 2nd quarter of 2006.
     We operate on four basic and rather simple premises:
•	First, notwithstanding the enormous advances that have been made in home entertainment technology, humans are essentially social beings, and will continue to want to go beyond the home for their entertainment;

•	Second, cinemas can be used as anchors for larger retail developments, and our involvement in the cinema business can give us an advantage over other real estate developers or redevelopers who must identify and negotiate with third party anchor tenants;

•	Third, pure cinema operators can get themselves into financial difficulty as demands upon them to produce cinema based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites. We do not feel pressure to build or acquire cinemas for the sake of simply adding on units, and intend to focus our cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us; and

•	Fourth, we are never afraid to convert a cinema to another use, if that is a higher and better use of our property, or to sell individual assets, if we are presented with an attractive opportunity.
     Our current cinema assets are described in the following chart:

	Wholly Owned	Consolidated[1]	Unconsolidated[2]	Managed[3]	Totals

Australia	16 cinemas	3 cinemas	1 cinema[4]	None	20 cinemas
	120 screens	16 screens	16 screens		152 screens

New Zealand	8 cinemas	None	10 cinemas[5]	1 cinema [6]	19 cinemas
	40 screens		51 screens	5 screens	96 screens

United States	6 cinemas	1 cinema[7]	None	2 cinemas	9 cinemas
	41 screens	6 screens		9 screens	56 screens

TOTALS	30 cinemas	4 cinemas	11 cinemas	3 cinemas	48 cinemas
	201 screens	22 screens	67 screens	14 screens	304 screens

[1]	Cinemas owned and operated through consolidated, but not wholly owned, majority owned subsidiaries.

[2]	Cinemas owned and operated through unconsolidated subsidiaries.

[3]	Cinemas in which we have no ownership interest, but which are operated by us under management agreements.

[4]	33.3% unincorporated joint venture interest.

[5]	50% unincorporated joint venture interests.

[6]	Managed through Berkeley Cinemas.

[7]	The Angelika Film Center and Cafe in Manhattan is owned by a limited liability company in which we own a 50% interest with rights to manage.

     We currently own the fee interest in four of our Australian cinemas (28 screens), in four of our wholly owned New Zealand cinemas (24 screens) and in two of our New Zealand joint venture cinemas (9 screens). Our non-cinema real estate holdings include approximately 666,023 square feet of developed retail, office and live theater space in Australia, New Zealand and the United States and approximately 2.5 million square feet of land held for development located in various urban and suburban areas of Australia and New Zealand. Included among our domestic real estate holdings are the fee interests in our Cinemas 1, 2 & 3 property and in our three “off Broadway” style live theatres located in Manhattan (the Union Square, Orpheum and Minetta Lane), and in our four stage “off Broadway” style theatre/restaurant/office complex in Chicago (the Royal George).
     We anticipate that, in addition to the continued cost effective management of our existing cinema and other operating assets, the major focus of our efforts in 2006 will be as follows:
•	the preparation of development plans for one or more phases of our Burwood Project;

•	the finalization of the permitting process and the commencement of construction of the cinema component of our Newmarket Shopping Centre, located in a suburb of Brisbane, Queensland, Australia;

•	the completion of preliminary planning for a mixed use ETRC and, possibly, residential development on our 124,754 square foot parcel in Moonee Ponds, a suburb of Melbourne, in Victoria, Australia. Our Moonee Ponds site has also been recently included in a “major activity centre;” and

•	the finalization of a plan for the redevelopment or disposition of one or more of our remaining domestic real estate assets.
     During 2005, our principal accomplishments were as follows:
•	the winning of the unanimous approval of all applicable city authorities of an accelerated program for the rezoning of our 50.6 acre Burwood site for a broad mixture of retail, entertainment, commercial and residential uses. On February 20, 2006, that rezoning plan was also approved by the State of Victoria;

•	the sale of our Puerto Rico cinema circuit for $2.3 million in completion of our previously announced plan to focus our overseas operations on the Pacific Rim and to exit the Puerto Rico market;

•	the sale of our Glendale office building in Glendale, California for $20.4 million ($10.3 million cash and $10.1 million of assumed debt) resulting in a $12.0 million gain, and the redeployment of those proceeds to acquire the fee and the ground lease interest underlying our Cinemas 1, 2 & 3 leasehold cinema in Manhattan for $21.6 million, as a part of a tax deferred exchange under Section 1031 of the Internal Revenue Code. The Glendale building was our only domestic commercial property with no “entertainment” component and our only operating asset in Southern California. As a result of this acquisition, we are now in a position to consider a broader range of potential uses for our Cinemas 1,2 & 3 property, other than cinema exhibition;

•	the opening of our 100,373 square foot shopping center in Newmarket, a suburb of Brisbane, Australia;

•	the acquisition, for $4.8 million (NZ$6.9 million), of a beneficial 50% ownership interest in the largest art cinema circuit in New Zealand. The circuit, which does business under the Rialto name consists of five cinemas with 22 screens;

•	the opening of a new 8-screen cinema in Australia under the Reading name;

•	the acquisition of an office building in Melbourne, Australia for $2.0 million (AUS$2.6 million) to serve as the headquarters for our Australian and New Zealand operations in replacement of previously leased facilities;

•	the acquisition of a 1/3 interest in Rialto Distribution for $694,000 (NZ$1.0 million). Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia;

•	the renegotiation of our credit facility in Australia to increase that facility from $40.4 million (AUS$55.0 million) to $49.5 million (AUS$67.4 million); and

•	in order to reduce and better control general and administrative costs, the relocation of our corporate headquarters in the United States from Downtown Los Angeles to the City of Commerce, California, and the

worldwide completion of the integration of our new cinema point of sale system (Radiant) with our new property management and accounting system (Yardi).
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
     We are a relatively recent entrant into the cinema exhibition business, acquiring our first cinemas in 1994, and have faced intense competition in a variety of markets. In Australia, the United States and Puerto Rico, we have found it necessary to file anti-trust or trade practice litigation in order to protect our interests. In Australia, this litigation resulted in what we believe to have been an advantageous settlement in 2003, in which we recovered legal fees of $518,000 and realized income of $2.3 million. The litigation in Puerto Rico and the United States is ongoing.
     Over the past three years, we have incurred costs relating to these ongoing anti-trust and unfair competition suits of approximately $2.9 million, $1.9 million and $1.2 million, respectively. Our antitrust and tortuous interference litigation in the United States has resulted in settlements with Columbia, Disney, DreamWorks, Fox, MGM, Universal and Loews, while we continue to pursue claims against Paramount and Regal. Our antitrust and tortuous interference litigation in Puerto Rico is still in the early stages of discovery. While it is obviously very difficult to predict the results or cost of litigation, we are optimistic that we have in fact resolved our competition problems in Australia, and that the settlements reached to date in the US action will materially improve our access to film at the cinema that is the subject matter of that litigation. The litigation in Puerto Rico moves slowly, but is now much less significant to our business going forward, as we have now exited that market.
The Background of Our Company
General
     Our Company, as it now exists, was established when we consolidated three companies, RDGE, CRG and CDL at the end of 2001. Prior to the Consolidation, these companies were separate publicly traded companies but had substantial overlap of stock ownership, management and control. Now we are organized as a single consolidated group under the name Reading International, Inc.
     CDL was technically the surviving company; however, we changed our name to Reading International, Inc. in the Consolidation. The name reflects the fact that the majority of our operating assets initially belonged to RDGE, and that our current operations are predominantly international. From a business point of view, the surviving business is principally that of RDGE. The following description of the history and background of the consolidated business draws from the history and background of both RDGE and CDL. CRG (referred to in this discussion collectively with its consolidated subsidiaries as “Craig”) was principally a holding company for RDGE (referred to in this discussion collectively with its consolidated subsidiaries as “Old Reading”) and Citadel, and had only limited operations independent of RDGE and CDL.
We are a Controlled Company under American Stock Exchange Rules and Regulations
     We are a “Controlled Company” under Section 801(a) of the American Stock Exchange Company Guide. Accordingly, we are not subject to the American Stock Exchange requirements that at least half of our directors be independent or that we have an independent nominating committee.
     As of December 31, 2005, we had outstanding 20,990,454 shares of our Class A Stock and 1,495,490 shares of our Class B Stock. As of this same date, Mr. James J. Cotter was our controlling stockholder, with fully diluted beneficial ownership of 1,161,388 shares of our Class B Stock, representing approximately 71.1% of such shares. In addition, Mr. Cotter, his affiliates, and members of his immediate family are the fully diluted beneficial owners of 5,691,380 shares of our Class A Stock. Collectively, their beneficial ownership represents approximately 30.3% of our aggregate outstanding Class A Stock and Class B Stock.

     Mr. Cotter and two of his children, Margaret Cotter and James J. Cotter, Jr., currently serve as three of the eight members of the our Company’s Board of Directors. Ms. Ellen Cotter, also a child of Mr. Cotter, Sr., is the Chief Operating Officer for our Domestic Cinemas. A company wholly owned by Ms. Margaret Cotter manages our live theater operations.
     The Cotter Family has advised us that they consider their investment in our Company to be a long term investment, and that they do not currently contemplate any change of control transaction with respect to the Company or any material portion of its assets.
     A discussion of related party transactions is set forth in Note 25 — Related Parties and Transactions.
Certain Recent Stock Transactions
     In July 2005, we issued 925,000 shares of Class A Non-Voting Common Stock at an exercise price of $3.80 per share to Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, in connection with options issued to him under our stock based compensation plan. Pursuant to the terms of the stock option award, Mr. Cotter paid the exercise price by surrendering 486,842 shares of Class A Non-Voting Common Stock to us as treasury stock, resulting in a net increase in the number of shares of Class A Non-Voting Common Stock outstanding of 438,158 shares.
     During 2005, we issued Class A Non-Voting Common Stock to employees of the corporation under our stock based compensation plan totaling 29,600 shares with exercise prices ranging from $2.76 to $4.97 per share for cash. Additionally, we issued 20,000 shares of Class A Non-Voting Common Stock with an exercise price of $2.76 per share pursuant to the exercise by a former director of fully vested and then currently exercisable stock options. The exercise price was paid in the form of a promissory note in the amount of $55,000.
     During 2004, we issued 98,949 shares at $8.00 (NZ$11.94) per share in connection with our acquisition of six cinemas in New Zealand. The holders of these shares had the right to sell such shares back to us at NZ$11.94 per share at any time during January 2006. At December 31, 2005, the put option liability was on our books at $24,000. On January 27, 2006, this put option was exercised by the sellers resulting in the extinguishment of this obligation for a net settlement value of $24,000.
     At the request of certain of our stockholders, we exchanged our Class B Voting Common Stock held by such holders for a like number of shares of our Class A Non-Voting Common Stock in the amounts of 50,000 shares and 486,908 shares during 2005 and 2004, respectively.
Historic Citadel Activities
     CDL was originally formed as a savings and loan holding company. In 1994, CDL sold its interest in its S&L subsidiary and was thereafter principally in the real estate business, owning and operating commercial real estate previously belonging to that S&L subsidiary, and providing real estate advisory services to its affiliates.
     In 2000, CDL entered the cinema exhibition and live theater business by taking advantage of opportunities for investment in these industries in the United States that, although attractive, had not been practically available to Old Reading due to capital constraints. Old Reading has been in the cinema exhibition business since 1994 when it acquired Angelika Film Center in Manhattan.
Development of Our Cinema and Entertainment-Themed Retail Center (ETRC) Development Activities
     Since our acquisition of the Angelika Film Center in Manhattan, we have
•	developed a chain of multiplex cinemas in Australia and New Zealand operating principally under the “Reading” name and featuring primarily conventional film product;

•	developed a chain of principally art and urban cinemas including the Angelika Film Center & Café complexes in Manhattan and in Dallas, Houston and Plano, Texas;

•	acquired seven “off Broadway” style live theaters, located in four fee owned complexes, three in Manhattan and one in Chicago;

•	developed four ETRCs in Australia and New Zealand; and

•	acquired land in Australia and New Zealand for development purposes aggregating some 3.5 million square feet.
     ETRCs typically consist of a multiplex cinema, complementary restaurant and retail uses, and convenient parking, all located on land owned or controlled by us. We opened the cinema portion of our first ETRC in Perth in December 1999, and the cinema portion of our second and substantially larger ETRC in Auburn (a suburb of Sydney) in September 2000. A third complex was opened in Wellington, the capital of New Zealand, in March 2002. These three ETRCs have in the aggregate, approximately 113,376 square feet of restaurant and retail space (in addition to their respective cinema components). The Wellington ETRC also includes a nine level, 1,086-space parking garage, which serves as an independent source of revenue, providing parking to neighboring businesses and the Te Papa Museum.
     On November 28, 2005, we completed construction and opened for operations some of the retail components of our fourth ETRC, located in Newmarket (a suburb of Brisbane). The cinema portion of our Newmarket ETRC is still in the development stage, but we anticipate that construction will begin on this remaining component during the third quarter of 2006.
     We are currently in the planning stages for mixed use projects (in each case involving a significant cinema component) at our sites in Moonee Ponds (a suburb of Melbourne), and Burwood (also a suburb of Melbourne), and for the Phase II development of our existing ETRC in Wellington, New Zealand. In addition, we have an additional 93,323 square feet of open land at Auburn (a suburb of Sydney), available for expansion of our existing ETRC operation there. The Moonee Ponds and Burwood properties and the additional land at Auburn were acquired in 1998, 1996 and 1998, respectively, and are carried on our books at their appraised value at the time of the Consolidation at the end of 2001- approximately $26.7 million (AUS$36.3 million).
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
     Although we prefer to own the land underlying our cinemas, in recent periods most of the more attractive opportunities presented to us have been in leased facilities. Also, the use of leased facilities has allowed us to grow more quickly and to stretch our capital further than if we had limited ourselves to situations where fee ownership was available. Consequently, a substantial majority of our screens are now located in leased facilities. Currently 25 of our 34 wholly owned or consolidated cinemas (representing 168 screens) are located in leased facilities, as compared to only 9 cinemas (representing 55 screens) located in properties where we own the fee interest. Our Berkeley Cinemas joint ventures in New Zealand own the fee interest in two of their five cinemas (representing 9 screens).
Our Decision to Move out of Puerto Rico
     During 2005, we completed our previously disclosed plan to exit the Puerto Rican cinema market by selling all of our cinemas in Puerto Rico for $2.3 million. The assets were previously operated by us under the CineVista brand. Our intent is to focus our future cinema exhibition activities in Australia, New Zealand and the United States. Our decision to sell the Puerto Rico operations was made principally due to the lack of attractive new opportunities as well as the competitive situation in Puerto Rico, where one competitor has acquired a greater than 81% market share of the cinema exhibition business.
     Puerto Rico was not a major component of our business from either an asset value or cash flow point of view. At the time of sale, we carried our Puerto Rico assets on our books at approximately $2.0 million. On a gross revenue basis, Puerto Rico accounted for approximately $12.9 million or 12.6 percent of gross revenues for 2004. However, despite these grosses, Puerto Rico was not a contributor to our cash flow and required approximately $214,000 in cash to sustain its operations in 2004, and a further $1.6 million in 2005.
Certain Domestic Land Sales
     We currently own approximately 317.5 acres of land previously used in connection with our Company’s long ago discontinued railroad operations, most of which is located in Delaware and Pennsylvania. Insofar as we are aware, this land is not of material value to our Company as it is located principally in rural areas of Pennsylvania. We currently carry this property on our books at approximately $1.3 million. While this land is not used in our operations, we are not currently engaged in any active marketing efforts with respect to these properties. Rather, we respond to offers, when and if made. During 2005, we completed surplus land sales in the amount of $515,000. Included within our fee land holdings is approximately 2.1 acres of raised railroad right of way, located in the City of Philadelphia. While we have received a number of inquiries from prospective purchasers of that property, no decision has been made with respect to its possible disposition.
Our Focus Moving Forward
     We consider ourselves to be principally a cinema exhibition company, but with a strong focus on the development and holding of real estate assets. While we will expand our cinema operations where good value presents itself, we do not intend to chase deals or to grow our cinema operations for growth’s sake. Consistent with that philosophy, in 2005, we limited our cinema acquisition and development activities to the acquisition of a 50% beneficial interest in a well regarded and well established chain of 5 art cinemas with 22 screens in New Zealand. That chain operates under the Rialto name, and day-to-day operations are the responsibility of Village SKYCITY Cinemas Ltd (“Village Sky”). In addition, we opened one new 8-screen cinema in Australia under the Reading name, pursuant to a commitment entered into in 2004. While we plan to construct a cinema component to our recently opened Newmarket shopping center, it is unlikely that that cinema will be operational prior to late 2007.
     We will continue to focus on our real estate. Currently, either directly or through joint venture interests, we own the fee interest in eleven of our cinemas. We have long-term leases on another three cinemas that permit a change of use of the property. In addition, we own:
•	the fee interest in all of our live theater complexes (three of which are located in Manhattan and one of which is located in Chicago);

•	two in-fill suburban development sites in Australia (including our 50.6 acre Burwood Project);

•	additional land for development contiguous to our Auburn, Newmarket and Wellington ETRCs (93,323, 13,390 and 37,674-square feet, respectively); and

•	various miscellaneous land holdings related to our long ago discontinued railroad activities.
     In 2004, following the sale of our interest in the Sutton Cinema, we exercised our option to purchase, at cost, a 25% membership interest in the limited liability company that is developing an approximately 100,000 square foot mixed use condominium project on 57th Street just below 3rd Avenue, known as Place 57. We have, in essence, a right of first refusal to convert our membership interest into the ownership of the retail component of that project. Condominium units representing approximately 90% of the residential portion of the project have been pre-sold, and it is currently anticipated that construction will be completed in the second quarter of 2006.
     We believe that we can build stockholder value not only through the operation and controlled growth of our cinema businesses, but also through:
•	the opportunistic purchase of entertainment assets with significant real estate attributes;

•	the appreciation of our real estate holdings; and

•	the sale or development of our real estate assets as dictated by their highest and best economic use.
     In 2003, we sold our interest in the four screen Murray Hill cinema in Manhattan to permit the redevelopment of that property. In 2004, we sold our interest in the Sutton Cinema, but, as mentioned in the preceding paragraph, are participating in the redevelopment of that property as the holder of a 25% membership interest in the limited liability company formed to develop the property. In 2005, we sold our Glendale Building and reinvested the proceeds of that sale in the fee and ground lease estates underlying our Cinemas 1, 2 & 3 on 3rd Avenue in Manhattan in a so called “Section 1031 Exchange.”
     In 2006, we intend to focus on the development of our Moonee Ponds property in Melbourne. We are currently reviewing our domestic assets to determine the extent to which development type opportunities exist which offer more to our Company than continued operation of these assets as entertainment venues.
     Burwood will continue to be a major focus of attention for us for years to come. While we were successful in developing, in cooperation with State and local authorities, an interim zoning plan for that property, there is still much to do, including the development of phase specific development plans. Accordingly, it is unlikely that material construction will take place at the site (other than demolition and grading work) prior to late 2006.
Our Financing Structure and Sources
     We currently use a combination of lines of credit and fixed-rate first mortgage debt to finance our assets and operations. Typically, we have used local currency financing with respect to our international activities. We have sought to limit our exposure to specific assets, and generally have not provided parent company guarantees (other than guarantees secured solely by the securities of the borrower on the loan in question). As of December 31, 2005, the borrowings available to us are summarized as follows:
1.	Domestic Based Borrowings:
•	$3.3 million non-recourse fixed rate first mortgage loan secured by our Union Square property, located at 100 E. 17th Street, New York, New York.

•	$2.0 million LIBOR based first mortgage loan secured by our Royal George Theatre property, located in Chicago, Illinois.
2.	Australian Based Borrowings:
•	Our Australian Corporate Credit Facility with the Bank of Western Australia, Ltd through our Australian subsidiary, Reading Entertainment Australia Pty Ltd (the “Australia Credit Facility”) was increased during 2005 from $40.4 million (AUS$55.0 million) to $49.5 million (AUS$67.4 million). This credit facility is secured by substantially all of our cinema assets in Australia, but has not been guaranteed by any company other than several of our wholly owned Australian subsidiaries. As of December 31, 2005, we have drawn down $32.4 million (AUS$44.2 million) on our Australian Credit Facility with an additional reduction of the overall facility of $2.8 million (AUS$3.8 million) for bank guarantees. At December 31, 2005, the variable interest rate on this credit facility was 6.70%. The credit facility includes a number of affirmative and negative covenants designed to protect the Bank’s security interests. The most restrictive covenant of the facility is a limitation on the total amount that we are able to drawdown based on the total assets that are securing the loan. Our Australian Credit Facility provides for floating interest rates based on the Bank Bill Swap Bid Rate (BBSY bid rate), but requires that not less than 70% of the loan be swapped into fixed rate obligations. The facility allowed us to utilize the old swap that was in place for our previous facility, at 6.70%, through its term, and to swap up to 70% of the maximum credit facility immediately. As a result, at December 31, 2005, the floating rate portion at 6.70% was $12.2 million (AUS$16.6 million); the old swap at 6.70% was notionally $9.0 million (AUS$12.3 million); and the new swap, at 7.44% was notionally $11.2 million (AUS$15.3 million). The old swap fully expires on December 31, 2007, at which time the full swap amount will be held under the new swap, which expires on December 31, 2008. All interest rates above include a 1.00% interest rate margin.

•	On December 31, 2004, we entered into a $23.8 million (AUS$32.7 million) construction loan with the Bank of Western Australia, Ltd through our Australian subsidiary Newmarket Properties Pty, Ltd. (the “Newmarket Loan”). This loan was used to finance the construction of our newly opened shopping center of approximately 100,373 square feet in Newmarket, Queensland, Australia and is generally without recourse to our assets other than the Newmarket construction project and the various Australian based cinema assets which also secure our Australian Credit Facility. Our Newmarket Loan has not been guaranteed by any entity other than several of our Australian subsidiaries. The construction portion of our Newmarket Loan converted to a term loan expiring on January 1, 2009 on completion of the construction. Our Newmarket Loan provides for floating rate interest and includes usual and customary affirmative and negative covenants designed to protect the bank’s security interest. The most restrictive covenant of the facility is a limitation on the total amount that we are able to drawdown based on the total assets that are securing the loan. While our Newmarket Loan provides for a floating rate of interest, it requires not less than 70% of the loan to be swapped into fixed rate obligations. At December 31, 2005, the fixed rate portion under the interest rate swap was at 7.43%. The current swap continues until May 31, 2006. As of December 31, 2005, the balance of this loan was $21.7 million (AUS$29.6 million). All interest rates above include a 1.00% interest rate margin.

•	In accordance with SFAS No. 133, we marked our Australian interest rate swap instruments to market resulting in a $171,000 (AUS$180,000) increase, a $91,000 (AUS$118,000) increase and an $80,000 (AUS$106,000) decrease to interest expense during 2005, 2004 and 2003, respectively.
3.	New Zealand Based Borrowings:
•	During 2004, we replaced our existing $20.9 million (NZ$31.3 million) credit facility with a $35.5 million (NZ$50.0 million) credit facility with Westpac Banking Corporation. The facility is secured by substantially all of our New Zealand assets, but has not been guaranteed by any entity other than several of our New Zealand subsidiaries. The facility expires on November 23, 2009 and provides for payment of interest only through November 23, 2006. The credit facility has been fully drawn in order to repay the replaced facility and to finance our 2004 acquisitions of six cinemas (27 screens) and three underlying fee interests in New Zealand. The facility includes various affirmative and negative covenants designed to protect the bank’s security, limits capital expenditures and the repatriation of funds out of New Zealand without the approval of the bank. Also included in the covenants of the facility is the restriction of transferring funds from subsidiary to parent. Interest on the facility is a floating rate. At December 31, 2005 that rate was 9.15% (which includes a 1.45% interest rate margin) and the amount outstanding was $34.2 million (NZ$50.0 million).

•	We are the co-owners with Everard Entertainment Ltd of the assets comprising three unincorporated joint ventures in New Zealand, referred to in these financial statements as the Berkeley Cinemas Joint Ventures. At December 31, 2005, we are 50% liable for three bank loans aggregating $10.4 million (NZ$15.2 million) which are secured by a first mortgage over the land and building assets of the three joint ventures. As these are unconsolidated joint ventures, these bank loans are not reflected in the Consolidated Balance Sheet at December 31, 2005. These loans are without recourse to any assets other than our interests in these three joint ventures.

•	We are the 33.3% co-owners of the assets of Rialto Distribution. As such, we are 33.3% liable for the line of credit that Rialto Distribution has with Bank of New Zealand. At December 31, 2005, the total line of credit was $1.4 million (NZ$2.0 million) and had an outstanding balance of $298,000 (NZ$436,000). As this company is an unconsolidated joint venture, this loan is not reflected in our Consolidated Balance Sheet at December 31, 2005. This loan is without recourse to any assets other than our interests in this joint venture.
4.	Other Borrowings:
In 2000, we entered into a transaction with Sutton Hill Capital L.L.C. (“SHC”), a related party, designed to give us (i) operating control, through an operating lease, of the 4 cinema “City Cinemas” theater chain in Manhattan, and (ii) the right to enjoy any appreciation in the underlying real estate assets, though a fixed price option to purchase these cinemas on an all or nothing basis in 2010. Two of the cinemas included in that chain — the Murray Hill Cinema and the Sutton Cinema — have now been sold for redevelopment, under terms that we believe preserve this basic structure and which will, if we exercise our purchase option, give us the future benefit of any appreciation realized in those assets during the time they were under our operation and control. In addition, this last year we acquired as a part of a tax-deferred exchange pursuant to Section 1031 of the Internal Revenue Code, (i) from a third party, the fee interest underlying the third of the four cinemas (the Cinemas 1, 2 & 3) and (ii) from SHC its tenant’s interest in the ground lease underlying the Cinemas 1, 2 & 3. Set out below is a more detailed discussion of the City Cinemas Transaction, and the subsequent modifications of that transaction to provide for the release of the Murray Hill Cinema, the Sutton Cinema and the Cinemas 1, 2 & 3 properties.
In July 2000, we acquired from SHC the Manhattan based City Cinemas circuit in a transaction structured as a 10 year operating lease (the “City Cinemas Operating Lease”) with options either to extend the lease for an additional 10 year term or, alternatively, to purchase the improvements and certain of the real estate assets underlying that lease (the “City Cinemas Purchase Option”). We paid an option fee of $5.0 million, which will be applied against the purchase price if we elect to exercise the City Cinemas Purchase Option. The aggregate exercise price of the City Cinemas Purchase Option was originally $48.0 million, and rent was calculated to provide an 8.25% yield to SHC (subject to an annual modified cost of living adjustment) on the difference between the exercise price and the $5.0 million option fee. Incident to that transaction, we agreed to lend to SHC (the “City Cinemas Standby Credit Facility”) up to $28.0 million, beginning in July 2007, all due and payable in December 2010 (the principal balance and accrued interest on any such loan was likewise to be applied against the option exercise price, in the event the option was exercised). The interest rate on the City Cinemas Standby Credit Facility was also fixed at 8.25%, subject to the same modified cost of living adjustment used to calculate rent under the City Cinemas Operating Lease.

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

Since we entered into the City Cinemas Transaction, two of the cinema properties involved in that transaction have been sold to third parties for redevelopment: the Murray Hill Cinema and the Sutton Cinema. These purchasers paid $10.0 million and $18.0 million respectively for these two properties, which included the cost of acquiring the fee interest in these properties held by Nationwide Theatres (an affiliate of SHC), the leasehold interest held by SHC, and our rights under the City Cinemas Operating Lease and the City Cinemas Purchase Option. Since we believed that a sale of these properties at these prices was more beneficial to us than continuing to operate them as cinemas, and since the original City Cinemas Transaction did not contemplate a piece-meal release of properties or give us the right to exercise our City Cinemas Purchase Option either (i) on a piece-meal basis or (ii) prior to July 2010, we worked with SHC to devise a transaction that would allow us to dispose of our collective interests in these properties while preserving the fundamental benefits of the transaction for ourselves and SHC. Included among the benefits to be preserved by SHC was the deferral of any capital gains tax with respect to the transfer of the remaining properties until 2010 and assurances that the various properties involved in the City Cinemas Transaction would only be acquired by us on an “all or nothing” basis. Included among the benefits to be preserved for us was the right to get the benefit of 100% of any appreciation in the properties underlying the City Cinemas Operating Lease between the date of that lease (July 2000) and the date any such properties were sold, provided that we ultimately exercised our purchase rights under the City Cinemas Purchase Option.
As a result of these negotiations and the sale of these two properties, our rent under the City Cinemas Operating Lease was reduced by approximately $1.9 million per annum, the exercise price of the City Cinemas Purchase Option was reduced from $48.0 million to $33.0 million, and our funding obligation under the City Cinemas Standby Line of Credit was reduced from $28.0 million to $13.0 million. In addition, we received in consideration of the release of our interest in the Murray Hill Cinema a cash payment of $500,000. In consideration of the transfer of our interest in the Sutton Cinema we received (i) a $13.0 million purchase money promissory note (the Sutton Purchase Money Note”) secured by a first mortgage on the Sutton Cinema property (the “Sutton Purchase Money Mortgage”), (ii) a right to acquire up to a 25% interest in the special purpose entity formed to redevelop the Sutton Cinema property for a prorated capital contribution (the “Sutton Reinvestment Option”) or to receive instead an in lieu fee of $650,000, and (iii) the right to operate the Sutton Cinema until such time as the Sutton Purchase Money Note was paid. The Sutton Purchase Money Note was due and payable on October 21, 2005, and carried interest for the first year at 3.85%, increasing in the second year to 8.25%. On September 14, 2004, the Sutton Purchase Money Note was prepaid in full and we exercised our Sutton Reinvestment Option.

In keeping with the “all or nothing” nature of our rights under the City Cinemas Purchase Option, we agreed to use the principal proceeds of the Sutton Purchase Money Promissory Note to fund our remaining $13.0 million obligation under the City Cinemas Standby Credit Facility. We have also agreed that the principal amount of the City Cinemas Standby Credit Facility will be forgiven if we do not exercise our purchase rights under the City Cinemas Purchase Option. Accordingly, if we exercise our rights under the City Cinemas Purchase Option to purchase the remaining City Cinemas assets, we will be acquiring the remaining assets subject to the City Cinemas Operating Lease for an additional cash payment of $15.0 million, (offsetting against the current $33.0 million exercise price, the previously paid $5.0 million deposit and the $13.0 million principal amount of the City Cinemas Standby Credit Facility) and will receive, in essence, the benefit of 100% of the appreciation in all of the properties initially subject to the City Cinemas Operating Lease between July 2000, and the date such properties were either disposed of or acquired by us pursuant to the City Cinemas Purchase Option. If we do not exercise our option to purchase, then the City Cinemas Credit Facility will be forgiven, and we will not get the benefit of such appreciation. Immediately following the sale of the Sutton Cinema, the remaining properties consisted of (i) the Village East Cinema, which is located at the corner of 2nd Avenue and 11th Street in Manhattan, on a 27 year land lease, and (ii) the Cinemas 1, 2 & 3, which is located on 3rd Avenue between E. 59th and E. 60th Streets in Manhattan and which was likewise at that time on a long term ground lease.

Since the Murray Hill Cinema sale transaction was structured as a release of our leasehold interest in the Murray Hill Cinema, we did not recognize any gain or loss for either book or tax purposes, other than the $500,000 in lieu fee, which was recognized as non-operating income. We likewise did not book any gain or loss on the disposition of the Sutton Cinema for book purposes. However, we did recognize gain in the amount of approximately $13.0 million for state and federal tax purposes, which gain was offset against net operating losses. Notwithstanding this offset, we were still liable for alternative minimum tax on the transaction. That alternative minimum tax will, however, be offset against our future tax liabilities. In the event that we decide not to exercise our

City Cinemas Purchase Option, we would at that time recognize a $13.0 million loss for tax purposes.
Following the release of our leasehold interest in the Murray Hill Cinema and disposition of the Sutton Cinema in 2003 we decreased the value of the option fee in the City Cinemas Purchase Option agreement by $890,000. In addition, in October 2003 we recorded our loan commitment under the City Cinemas Standby Credit Facility as a payable in our long-term debt on the Consolidated Balance Sheet.

In September 2004, simultaneously with the drawdown by SHC of the remaining $13.0 million under the Standby Credit Facility, SHC lent us $5.0 million. This amount was used principally to fund our purchase of the 25% membership interest in limited liability company that was developing the Sutton Cinema site, and for working capital purposes. The loan bears interest currently at 9.26%, payable monthly, with principal due and payable on September 14, 2007.

On June 1, 2005, we acquired from a third party the fee interest and the landlord’s interest in the ground lease underlying our leasehold estate in the Cinemas 1, 2 & 3. In consideration of the fact that there was some uncertainty as to whether the opportunity to acquire this fee interest was an asset of SHC (as the tenant of the ground lease estate and the owner of the improvements located upon the land) or an asset of our Company, a compromise was reached whereby we agreed to grant to SHC an option to acquire — at cost — up to a 25% membership interest in the special purpose entity that we formed to acquire the fee interest — Sutton Hill Properties, LLC. That agreement has not yet been documented.

On September 19, 2005, we acquired from SHC its “tenant’s interest” in the ground lease underlying our leasehold estate in the Cinemas 1, 2 & 3. The purchase price of the “tenant’s interest” was $9.0 million, and was paid in the form of a 5-year unsecured purchase money promissory note, bearing interest at 8.25%, interest payable monthly with principal payable on December 31, 2010 (the “Purchase Money Promissory Note”). This interest is also held by Sutton Hill Properties, LLC, the same special purpose entity that acquired the fee interest in the property. Accordingly, SHC’s option to buy into Sutton Hill Properties, LLC, is, in essence, a right to buy-back into both the fee interest acquired from the unrelated third party and the leasehold interest acquired from SHC. Following the purchase of the “tenant’s interest,” we decreased the value of the option fee in the City Cinemas Purchase Option agreement by $1.3 million. We have not yet acquired the building and improvements constituting the Cinemas 1, 2 & 3 from SHC. However, Sutton Hill Properties, LLC, has an option to acquire such improvements exercisable at any time in the event we determine to redevelop the property, for $100,000.

As a result of the acquisition of SHC’s tenant’s interest in the ground lease, the City Cinemas Operating Lease was amended to reduce the rent by an amount equal to the interest payable under the Purchase Money Promissory Note, and the exercise price on the City Cinemas Purchase Option was likewise reduced by $9.0 million. Consequently, an exercise of our option to purchase the Village East Cinema would require a cash payment on our part of $6.0 million.

Each of the above modification transactions involved was reviewed by a committee of the independent directors of the Board of Directors. In each case, the independent directors of the applicable committee have found the transaction to be fair and in the best interests of our Company and our public stockholders.

Reflecting the disposition of the Murray Hill Cinema and the Sutton Cinema, the acquisition of the fee, the landlord’s interest in the ground lease and the tenant’s interest in the ground lease underlying the Cinemas 1, 2 & 3, and the amendments to date with respect to the City Cinemas Transaction, which has reduced our rent expense for this property to zero, our anticipated rental payments for 2006 under the City Cinemas Operating Lease will be approximately $495,000. For the years ended December 31,

2005 and 2004, rent expense to SHC under the City Cinemas Operating Lease was $1.0 million and $2.4 million, respectively. We have funded all of our $13.0 million obligation under the City Cinemas Standby Credit Facility. We also have the option to purchase in July 2010 the remaining assets under the City Cinemas Operating Agreement (SHC’s long term leasehold interests in the Village East Cinema and the improvements comprising this cinema) for an additional payment of $6.0 million. As separate matters, we currently owe SHC $5.0 million (due September 14, 2007) with respect to the borrowing used principally to finance the acquisition of our interest in the limited liability company currently developing the Sutton Cinema site and $9 million on the Purchase Money Promissory Note (due December 31, 2010), for an aggregate liability of $14.0 million.
Reflecting the release of the Murray Hill Cinema and the sale of our interest in the Sutton Cinema, we expensed from the $5.0 million option fee for book purposes $890,000 related to such sales. In connection with the purchase of SHC’s interest in the Cinemas 1, 2 & 3 property, we allocated $1.3 million of this amount to the purchase price of that interest. Accordingly, at the present time, we carry only $441,000 of the original $5.0 million option fee as a net asset on our balance sheet.

The option granted to SHC to buy up to a 25% interest in Sutton Hill Properties, LLC has been valued at $1.0 million and is reflected on our balance sheet as of December 31, 2005.
     At December 31, 2005, we had assets valued for balance sheet purposes at approximately $253.1 million and no indebtedness other than previously discussed. Our indebtedness, other than the obligation to pay rent under the City Cinemas Operating Lease, is tied to specific assets or to specific groups of assets. Included in the book value of assets at December 31, 2005, were:
•	property held for development with an aggregate net book value of approximately $6.9 million;

•	property under development with an aggregate book value of approximately $23.0 million; and

•	property and equipment with an aggregate book value of approximately $166.5 million.
     The combined net assets of our unincorporated joint ventures at December 31, 2005, which are not included in Reading’s Consolidated Balance Sheet, were approximately $103.3 million.
     At December 31, 2005, we had negative working capital of $14.3 million. It is not unusual for companies in the cinema exhibition business to maintain a negative working capital position, due to the time lag between the time that tickets and concession items are sold, and the time that film rental and concession payables are satisfied. At December 31, 2005, we had undrawn-upon lines of credit totaling $14.3 million, which could, if required, be called upon to relieve this negative working capital situation. This negative working capital included $13.0 million to the United States, $2.6 million to Australia and offset by a positive $1.3 million to New Zealand.
A General Description of Our Business
     We are primarily engaged in:
•	the development, ownership and operation of multiplex cinemas in the U.S., Australia, and New Zealand;

•	the development, ownership and operation of cinema-based ETRCs in Australia and New Zealand; and

•	the development, ownership and operation of commercial real estate in the U.S., Australia and New Zealand as a business that has been historically ancillary to our cinema exhibition business, but which will likely take on increasing importance in the future.
     We anticipate that, from time to time, we will engage directly or indirectly in the development of properties initially acquired in connection with our cinema business, but which ultimately have greater value with alternative uses. It is likely, given the level of cinema market saturation in the United States, Australia and New Zealand, that in the future, an increasing amount of our time, energy and financial resources will be focused on the real estate aspects of our business. To date, we have developed four cinema-based ETRCs. We are currently working on the development of two more cinema based ETRCs at locations in Australia, and on the development of an approximately 150,000 square foot expansion of our Wellington, New Zealand ETRC. The build-out of the Burwood project, which comprises 50.6 acres in suburban Melbourne, will likely require a significant portion of our human and financial resources over the next several years.
     Financial Information about our various segments is set out in Footnote 21 to our Financial Statements.
     The following table sets forth the book value of our property and equipment by geographical area (dollars in thousands):

	December 31,
	2005	2004

Australia	$84,615	$59,527
New Zealand	37,025	39,852
United States	45,749	22,692

Property and Equipment	$167,389	$122,071

     The following table sets forth our revenues by geographical area (dollars in thousands):

	December 31,
	2005	2004	2003

Australia	$50,146	$46,979	$35,833
New Zealand	20,179	13,531	10,079
United States	30,745	26,892	30,772

Revenue	$101,070	$87,402	$76,684

Our Pacific Rim Cinema Operations (Australia and New Zealand)
General
     On a consolidated basis, we currently own or operate 19 cinemas consisting of 136 screens in Australia, and eight cinemas with 40 screens in New Zealand. We also own, directly or indirectly, 50% unincorporated joint venture interests in ten cinemas, consisting of 51 screens, in New Zealand and a 33% unincorporated joint venture interest in a 16-screen cinema in the Brisbane area of Australia.
     We commenced activities in Australia in mid-1995, conducting business in Australia through our wholly owned subsidiary, Reading Entertainment Australia Pty Ltd (“REA” and, collectively with its consolidated subsidiaries, “Reading Australia”).
     We commenced operations in New Zealand in 1997, conducting operations in New Zealand through our wholly owned affiliate, Reading New Zealand Limited (“RNZ” and collectively with its consolidated subsidiaries, “Reading New Zealand”).
     Our Australian and New Zealand cinemas derive approximately 73% and 72% of their revenues from box office receipts, respectively. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of state and local sales or service taxes. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by the exhibitor. Film distributors may advertise certain feature films and pay the cost of such advertising. Film rental costs average approximately 43% of box office revenues in Australia and 42% of box office revenues in New Zealand.
     Concession sales account for approximately 22% of our total revenues in Australia and New Zealand. Concession products primarily include popcorn, candy and soda; although certain of Reading’s Australia and New Zealand cinemas have licenses for the sale and consumption of alcoholic beverages. During 2005, we realized a gross margin on concession sales of approximately 79% and 76% in Australia and New Zealand, respectively.

     Screen advertising and other revenues contributed approximately 6% and 2% of our total 2005 and 2004 revenues in Australia and New Zealand. The screen advertising business in Australia and New Zealand has moved to prominently 35mm film advertisements by national advertisers. Local advertising is undertaken by individual cinema operators on a site by site basis and is largely undertaken via the improved technology offered by digital projection. Our cinemas, where it is applicable, undertake slide advertising as an ancillary function to the overall cinema business.
Entertainment-Themed Retail Center Development
     We are engaged through Reading Australia and Reading New Zealand in the development of ETRCs that typically consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking on land that we own or control. In December 1999, we opened the cinema portion of our first ETRC in Australia. Located in Perth, the ETRC includes a 10-screen cinema and approximately 18,772 square feet of restaurant and retail space. We opened the multiplex cinema component of our second ETRC in September 2000. That ETRC, located in the Sydney suburb of Auburn, near the site of the Sydney Olympic Village, includes a 10-screen cinema, approximately 57,016 square feet of retail space and an 871-space subterranean parking garage. The Auburn site also includes approximately 93,323 square feet of raw land, available for expansion of the ETRC. In March 2002, we opened our Wellington ETRC, comprised of a 10-screen cinema, approximately 37,588 square feet of restaurant and retail space and 1,086 parking spaces located in an adjacent nine level parking garage. The Wellington site also includes approximately 37,674 square feet of raw land, available for expansion of the ETRC. We are presently in the design phase of a plan to develop an additional 150,000 square feet of retail space (including a multiplex art cinema) on this land. During 2005, we completed the construction of an approximately 100,373 square foot shopping centre as stage one of a larger ETRC on our approximately 177,497 square foot parcel in Newmarket, a suburb of Brisbane, in Queensland, Australia.
Our Ongoing Entertainment-Themed Retail Center Projects
Auburn, New South Wales
     In Auburn, the Auburn City Council, in coordination with other local governments, is currently reviewing the land use parameters for the areas adjacent to Parramatta Road in which our property is located. Parramatta Road, which runs adjacent to Homebush Bay, the site of the 2000 Olympic Games, is one of the busiest arterial roadways in the greater Sydney area, and is considered by many to be the “gateway” to Sydney. Consequently, there is significant community interest in upzoning the uses along this road. As a major landowner in this area, we intend to be actively involved in this process and are hopeful that this rezoning process will materially enhance the value of our remaining unimproved 93,323 square foot parcel. This parcel is currently carried on our books at $1.5 million (AUS$2.0 million).
Burwood, Victoria
     As discussed at some length previously in our Annual Report, the biggest real estate project in our pipeline is the development of our 50.6 acre Burwood Project. On February 20, 2006, the Victoria State Government approved a rezoning of that parcel from an industrial classification to a mixed use classification allowing a broad range of entertainment, retail, commercial and residential uses.
     We contemplate developing the project in a series of phases, with final completion sometime in 2015. While the land use issues are now resolved, individual development plans will need to be prepared and approved for each of the phases, dealing with issues such as project design and traffic management. It is unlikely that the first of these development plans will be ready for government review before the end of 2006. Ultimately, we estimate that the total project will require development funding of approximately $500 million. We currently carry this property on our books at $19.8 million (AUS$26.9 million).

Moonee Ponds, Victoria
     We are also in the planning stages of a proposed combination ETRC/residential development for our 124,754 square foot Moonee Ponds site. This property, like our Burwood property, is located in a “major activity area.” Accordingly, our plans for that property will be necessarily influenced by the manner in which adjacent properties are developed within the “major activity area.” Our Moonee Ponds property is currently carried on our books at $5.4 million (AUS$7.4 million).
Newmarket, Queensland
     We are currently in the planning phase relating to stage two of Newmarket’s ETRC which is to include a 6 screen cinema complex. The design for the anticipated 33,067 square foot cinema component is currently before the Newmarket City Council for approval.
Wellington, New Zealand
     We are currently reviewing our options for the second phase of our Wellington ETRC. While we were successful in obtaining regulatory approval last year for an approximately 100,000 square foot expansion of our existing centre, the timing of the development of that space will ultimately depend upon the retail market in Wellington, which has significantly weakened over the past 12 months. Accordingly, our plans for that site are currently in a holding pattern, while we wait for demand for retail space to improve and consider other complementary entertainment center uses for the property. The 37,674 square foot pad intended to support this second phase is currently carried on our books at $2.0 million (NZ$3.0 million), and is being currently rented on a month-to-month basis as a car sales “showroom” at a rent of $1.4 million (NZ$2.0 million) per annum.
Joint Venture Interests
     Two of our cinemas, consisting of 11 screens and located in country towns, are owned by Australia Country Cinemas Pty, Limited (“ACC”), a company owned 75% by Reading Australia and 25% by a company owned by an individual familiar with the market for cinemas in country towns. ACC has a limited right of first refusal to develop any cinema sites identified by Reading Australia that are located in country towns. Our interest in this joint venture is reported on a consolidated basis.
     One of our cinemas, a 5-screen facility in Melbourne, is owned by a joint venture in which we have a 66.6% unincorporated joint venture interest with the original owner. Our interest in this joint venture is likewise reported on a consolidated basis.
     Effective October 1, 2005, we purchased, indirectly, the beneficial ownership of 100% of the stock of Rialto Entertainment for $4.8 million (NZ$6.9 million). Rialto Entertainment is a 50% joint venture partner with Village Sky in Rialto Cinemas, the largest art cinema circuit in New Zealand. The joint venture owns five cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, Wellington, Dunedin and Hamilton. All of the cinemas are in leased facilities. Village Roadshow Ltd (“Village”) and SkyCity Leisure Ltd (“Sky”) each own a 25% interest in the joint venture. Village and Sky have asserted that a right of first refusal for their benefit was triggered by this transaction; we had the potential of such a claim reviewed by our legal counsel in New Zealand prior to the transaction and believe that this claim has no merit. To date, neither Village nor Sky has commenced any legal proceeding to enforce any such claimed right of first refusal.
     Also, as of October 1, 2005, we purchased for $694,000 (NZ$1.0 million) a 1/3rd interest in Rialto Distribution. Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia. The remaining 2/3rd interest was retained by the founders of the company, who intend to remain active in the business and who have been in the art film distribution business since 1993. While we have not historically been involved in the distribution of film, we believe that this investment complements our cinema exhibition operations in Australia and New Zealand and could potentially complement our art film exhibition activities in the United States.
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
Management of Cinemas
     Our employees manage Reading Australia’s wholly owned and consolidated cinemas and Reading New Zealand’s wholly owned cinemas. Our ten New Zealand joint venture cinemas are operated by various joint ventures in which Reading New Zealand is, directly or indirectly, a 50% joint venture partner. While our employees are actively involved in the management of the five cinemas operated by the various Berkeley joint ventures, the management of the five cinemas operated under the Rialto name are, generally speaking, managed by a joint venture composed of Village and Sky, while we are principally responsible for the booking of the Rialto Cinemas. The 16-screen Brisbane joint venture cinema is operated under the supervision of a management committee over which each of the joint ventures holds certain veto rights and is managed by Birch Carroll & Coyle.
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
     The ceremonial supreme executive is the British monarch, represented by the governor-general and in each of the six states by a governor. These officials are appointed by the British monarch, but appointments are always recommended by the Australian government. True executive power rests with the prime minister, the leader of the majority party in the House of Representatives. The legislature is bicameral, with a Senate and a House of Representatives, and the ministers are appointed by the prime minister from the membership of the House and the Senate. The organization of the state government is similar to that of the central government. Each state has an appointed governor, an elected premier and a legislature.
     Australia is the sixth largest country in the world in landmass with a population of approximately 20.1 million people. This population is concentrated in a few coastal urban areas, with approximately 4.2 million in the greater Sydney area, 3.6 million in the greater Melbourne area, 1.7 million in the Brisbane area, 1.4 million in Perth and 1.1 million in Adelaide. Australia is one of the richest countries in the world in terms of natural resources per capita and one of the most economically developed countries in the world, although vast areas of the interior, known as “the Outback,” remain all but uninhabited. The principal language is English, and the largest part of the population traces its origin to Britain and Europe, although an increasing portion of the population has emigrated from the Far East. Australian taste in film has historically been similar to that of American audiences.
     Internal trade is dominated by the two most populous states, New South Wales (mainly Sydney) and Victoria (mainly Melbourne). Together these two states account for a majority of all wholesale trade and a significant percentage of retail sales. At the present time, Australia’s principal trading partners are the United States and Japan.
     Australia does not restrict the flow of currency into the country from the U.S. or out of Australia to the U.S. Also, subject to certain review procedures, U.S. companies are typically permitted to operate businesses and to own real estate. On July 1, 2000, Australia implemented a goods and services tax (“GST”) on all goods and services at a consistent rate of 10%. We do not believe that the GST has had a significant impact on our business.
Background Information Concerning New Zealand
     New Zealand is also a self-governing member of the Commonwealth of Nations. It is comprised of two large islands, and numerous small islands, with a total land area of approximately 104,500 square miles. The country has a population of approximately 4.0 million people, most of who are of European descent and the principal language is English. Wellington, with a population of approximately 450,000, is the capital and Auckland, with a population of approximately 1.2 million, is the largest city. Most of the population lives in urban areas.
     New Zealand is a prosperous country with a high standard of social services. The national economy is largely dependent upon the export of raw and processed foods, timber and wool. Principally a trading nation, New Zealand exports about 25% of its gross national product. In the past (particularly before the United Kingdom entered the Common Market in 1973), New Zealand’s marketing focused on a small number of countries, principally the United Kingdom. Currently, only approximately 5% of New Zealand’s trade is with the United Kingdom. Australia and the United States are New Zealand’s principal trading partners. New Zealand’s economy remains sensitive to fluctuations in demand for its principal exports.
     Like Australia, New Zealand has a largely ceremonial governor-general, appointed by the Queen of England. However, the executive branch is run by a prime minister, typically the leader of the majority party in Parliament, and appointed ministers (typically chosen from the members of Parliament). The Parliament is elected by universal adult suffrage using a mixed member proportional system. Under this system, each voter casts two votes at the federal level, one for a local representative and one for a party. Fifty percent of the 120 seats in Parliament are determined by the direct election of local representatives, and the remaining fifty percent are elected based upon the number of votes garnered by the parties. The Prime Minister and his cabinet serve so long as they retain the confidence of the Parliament.
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
Competition
     The film exhibition market in both Australia and New Zealand is highly concentrated and, in certain cases, vertically integrated. The principal exhibitors in Australia and New Zealand include a joint venture of Greater Union and Village (GUV) with approximately 469 screens; Village with approximately 95 screens in Australia and through a joint venture with Sky, 74 screens in New Zealand; Birch Carroll & Coyle (a subsidiary of Greater Union) with approximately 153 screens in Australia and Hoyts Cinemas (“Hoyts”) with approximately 377 screens in Australia and 44 screens in New Zealand.
     These figures understate in certain respects the degree of concentration in Australia and New Zealand. Typically, Village, Greater Union and Hoyts (the “Major Exhibitors”) own the newer multiplex and mega-plex cinemas, while the independent exhibitors typically have older and smaller cinemas. Accordingly, we believe it likely that the Major Exhibitors may control upwards of 75% of the total cinema box office in Australia and New Zealand. By comparison, we believe that our cinemas represent only approximately 6% of the total box office for

Australia and only approximately 17% of the total box office for New Zealand, for purposes of this calculation consolidating the box office revenues of our various New Zealand joint venture cinemas.
     The Major Exhibitors have significantly slowed the development of multiplexes over the past two years and a limited number of openings have recently occurred such as a 12 screen complex in the CBD of Melbourne in December 2005 and a 10 screen complex in the outer western suburbs of Sydney. In Sydney, Brisbane and Perth the Major Exhibitors have dissolved their shared operating joint ventures and now each company solely operates its own cinema network.
     In 2003, we acquired a 33% unincorporated joint venture interest in an existing 16-screen cinema located in suburban Brisbane which is currently owned in principal part by Village and Birch Carroll & Coyle. This marks our only joint venture arrangement with any of the Major Exhibitors in Australia. While we are now also, indirectly, a joint venture partner with Village in the New Zealand based Rialto art house circuit, Village has claimed a right of first refusal with respect to that acquisition, which we dispute. To date, no legal action has been instituted by Village to enforce its claim.
     Greater Union is the owner of Birch Carroll & Coyle. Generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by a joint venture comprised of Greater Union and Village. These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately $1.3 billion (AUS$1.7 billion) at June 30, 2005. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately $300.3 million (AUS$391.7 million) at June 30, 2005. Hoyts does not separately publish financial reports. Hoyts is currently owned 50% by West Australian Newspapers and 50% by Publishing and Broadcasting, Ltd., a company controlled, until his recent death, by Mr. Kerry Packer. Mr. Packer was considered one of the wealthiest men in Australia with a net worth estimated at $4.7 billion (AUS$6.5 billion).
     The industry is also somewhat vertically integrated in that Roadshow Film Distributors serves as a distributor of film in Australia and New Zealand for Warner Brothers and New Line Cinema. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors. Hoyts has also begun involvement in film production and distribution.
     In our view, the principal competitive restraint on the development of our business in Australia and New Zealand is the limited availability of good sites for future development. We already have access to substantially all first run film on competitive terms at all of our cinemas. However, our competitors and certain major commercial real estate interests have historically utilized land use development laws and regulations in Australia to prevent or delay our construction of freestanding cinemas in new entertainment oriented complexes, particularly where those complexes are located outside of an established central business district or shopping center development. We also face ongoing competition for alternative sources of entertainment, including, in particular, increased compensation from in-the-home viewing alternatives. These competitive issues are discussed in greater detail below under the caption, Competition, and under the caption, Item 1A - Risk Factors.
Currency Risk
     Generally speaking, we do not engage in currency hedging. Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis. Other than the capitalization of existing debt from time to time, no funds have been contributed from our U.S. operations to our Australia or New Zealand operations since 2001. The book value, stated in U.S. dollars, of our net assets in Australia and New Zealand, (assets less third party liabilities and without intercompany debt), at December 31, 2005 are as follows (dollars in thousands):

Net Assets

Reading Australia	$63,734
Reading New Zealand	18,853

Net Assets	$82,587

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
Employees
     Reading Australia has 30 full time executive and administrative employees and approximately 791 cinema and property employees. None of our Australia based employees are unionized. Reading New Zealand has 5 full time executive and administrative employees and approximately 273 cinema and property level employees. Our various New Zealand joint ventures have 8 full time executive and administrative employees and approximately 285 cinema employees. On November 1, 2004, we entered into a collective agreement with the employees of our

Courtenay Central complex which has an 18 month term. This agreement defines the terms of engagement of our employees and is consistent with other industry agreements. Notwithstanding the unionization effort in New Zealand, we believe our relations with our employees to be generally good.
Our Domestic Cinemas
General
     We currently operate 56 screens in nine cinemas in the United States (including two managed cinemas with 9 screens). Our domestic cinema operations engage in the exhibition of mainstream general release film in our conventional cinemas, such as the Cinemas 1, 2 & 3, the Village East Theatre and the East 86th Street Cinema in Manhattan and the Manville 12 in Manville, New Jersey. We also engage in the exhibition of art and specialty film at our art cinemas such as the Angelika Film Centers in Manhattan, Dallas, Houston and Plano and the Tower Theatre in Sacramento, California. While we will consider acquisition and development opportunities in the United States, we are not currently actively seeking such opportunities, and have no plans to acquire or develop cinemas in 2005.
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
     In recent years, the domestic cinema exhibition industry has gone through major retrenchment and consolidation, creating considerable uncertainty as to the direction of the domestic film exhibition industry, and our role in that industry. Several major cinema exhibition companies have gone through bankruptcy over the past five years, or have been otherwise financially restructured. Regal Cinemas emerged from bankruptcy and combined with Edwards and United Artists (which also went through bankruptcy) to create a circuit that has now grown to 6,273 screens, in 558 cinemas. Loews was recapitalized and grown to a circuit of approximately 2,222 screens in approximately 200 cinemas, and on January 26, 2006 merged with AMC to produce a circuit of 5,672 screens in 415 cinemas. Landmark Theaters, the largest art and specialty film exhibitor in the United States, has also emerged from bankruptcy and is now owned by a private company controlled by Mark Cuban (an individual with a reported personal net worth of $1.8 billion). These companies, having used bankruptcy to restructure their debt and to rid themselves of burdensome leases and in some cases to consolidate, are now much stronger competitors than they were just a few years ago.
     A significant number of older conventional screens have, as a result of this consolidation process, been taken out of the market. We estimate that the total domestic screen count has decreased from 37,396 in 2000 to 36,247 in 2005. Industry analysts project further consolidation in the industry, as players such as Cablevision seek to divest their domestic cinema exhibition assets. Accordingly, while we believe that recent developments may in some ways have aided the overall health of the domestic cinema exhibition industry, there remains considerable uncertainty as to the impact of this consolidation trend on us and our domestic cinema exhibition business, as we are forced to compete with these stronger and reinvigorated competitors and the significant market share commanded by these competitors.
     As discussed in greater detail below under the heading Competition, we commenced antitrust litigation in 2003 against, among others, Regal, Loews, Columbia, Disney, Fox, MGM, Paramount and Universal, in an effort to stop Regal from, in essence, preventing the distribution defendants from providing first run film to our Village East cinema in Manhattan. Warner Bros, New Line and Miramax were not named as defendants, since they have continued to supply first run film to our cinema. A motion to dismiss brought by the defendants based on a claim that our complaint failed to state a cause of action, was rejected by the Federal District Court as to the principal counts of our complaint. The discovery phase is now complete, and the defendant’s summary judgment motions were heard by the court on January 13, 2006. This litigation has been and is likely to continue to be costly, and no assurances can be given that we will be successful in our claims. Also, in retaliation for bringing this lawsuit, Fox and Universal refused to supply our domestic cinemas following our commencement of litigation in 2003, until settlement was recently reached with those distributors. Beginning in 2005, Paramount also refused to supply our domestic cinemas.

     During 2005, 2004 and 2003, we incurred costs and expenses related to the litigation of $2.8 million, $1.8 million and $1.1 million, respectively. We have, however, now reached settlement with Columbia, Disney, DreamWorks, Fox, MGM, Universal and Loews on terms that we believe to be beneficial to our Company. We are currently pursuing our claims against Regal and Paramount.
     There is also considerable uncertainty as to the future of digital exhibition and in-the-home entertainment alternatives. In the case of digital exhibition, there is currently considerable discussion within the industry as to the benefits and detriments of moving from conventional film projection to digital projection technology. There are issues:
•	as to when it will be available on an economically attractive basis;

•	as to who will pay for the conversion from conventional to digital technology between exhibitors and distributors;

•	as to what the impact will be on film licensing expense; and

•	as to how to deal with security and potential pirating issues if film is distributed in a digital format.
     Several major exhibitors have now announced plans to convert their cinemas to digital projection. At some point, this will compel us to likewise incur the costs of conversion, as the costs of digital distribution are much less than the cost of film distribution, from the distributor’s point of view and as distributors will, at some point in time, either charge a premium to exhibitors using film projection or cease to distribute film prints. We estimate that, at the present time, it would likely cost in the range of $23.7 million for us to convert our wholly owned cinemas to digital distribution on a worldwide basis.
     In the case of in-the-home entertainment alternatives, the industry is faced with the significant leaps achieved in recent periods in both the quality and affordability of in-the-home entertainment systems and in the accessibility to entertainment programming through cable, satellite and DVD distribution channels. These alternative distribution channels are putting pressure on cinema exhibitors to reduce the time period between theatrical and secondary release dates, and certain distributors are talking about possible simultaneous or near simultaneous releases in multiple channels of distribution. These are issues common to both our domestic and international cinema operations.
     While no assurances can be given, it may be that the reorganization and restructuring of the domestic cinema exhibition market will produce opportunities for us to grow our art and specialty circuit by acquiring, on favorable terms, rights to operate cinemas no longer seen as suitable or competitive as conventional first run film venues, or for other reasons, no longer attractive to other exhibitors. However, the revitalization of Landmark with the acquisition of that company in 2003 by Mark Cuban may present us with new hurdles and new challenges. Also, the owners of large modern multiplex cinemas are more and more seeking out the higher grossing art product to fill their screens, thus reducing the ability of older art specialty cinemas to attract such films. This can materially adversely affect the viability of these specialty theaters, since they often need these high grossing art and specialty films in order to survive. In any event, we do not intend to aggressively pursue domestic expansion opportunities simply to buy market share, and if attractive opportunities do not become available, we will continue to focus on the operation of our existing cinemas and the exploitation of the real estate elements underlying those cinemas.
     Our domestic cinemas derive approximately 73% of their revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of state and local sales or service taxes. Show times and features are placed in advertisements in local newspapers and Reading pays the costs of such advertisements. Film distributors may also advertise certain feature films and those costs are generally paid by distributors. Film rental expense represented approximately 40% of box office receipts for 2004.
     Concession sales account for approximately 18% of total revenues. Concession products primarily include popcorn, candy and soda, but Reading’s art cinemas typically offer a wider variety of concession offerings. Our Angelika cinemas in Manhattan, Dallas, Houston and Plano include café facilities, and the operations in Dallas, Houston and Plano are licensed to sell alcoholic beverages. Our domestic cinemas achieved a gross margin on concession sales of approximately 83% for 2005.

     Screen advertising and other revenues contribute approximately 7% of total revenues. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.
Licensing/Pricing
     Film product is available from a variety of sources ranging from the major film distributors such as Columbia, Disney, Buena Vista, DreamWorks, Fox, MGM, Paramount, Warner Bros and Universal, to a variety of smaller independent film distributors such as Miramax. The major film distributors dominate the market for mainstream conventional films. Similarly, most art and specialty films come from the art and specialty divisions of these major distributors, such as Fox’s Searchlight and Disney’s Miramax. Generally speaking, film payment terms are based upon an agreed upon percentage of box office receipts. In 2004, however, our access to film was adversely affected by the decision by Fox, Fox Searchlight and Universal to not distribute film to us domestically during the pendency of our antitrust litigation against them. As our claims against them have now been settled, we are once again able to access their film product. Our access to film was likewise adversely affected in 2005 by a decision by Paramount to not distribute film to us domestically during the pendency of that same lawsuit.
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
     Accordingly, competition for films can be intense, depending upon the number of cinemas in a particular market. Our ability to obtain top grossing first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens we can supply to distributors. Moreover, as a result of the dramatic and recent consolidation of screens into the hands of a few very large and powerful exhibitors such as Regal and AMC, these mega exhibition companies are in a position to offer distributors access to many more screens in major markets than can we. Accordingly, distributors may decide to give preferences to these mega exhibitors when it comes to licensing top grossing films, rather than deal with independents such as ourselves. The situation is different in Australia and New Zealand where typically every major multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex cinema.
     On March 18, 2003, we filed a complaint against Oaktree Capital Management LLC, Onex Corporation, Regal Entertainment Group, United Artists Theatre Company, United Artists Theatre Circuit, Inc., Loews Cineplex Entertainment Corporation, Columbia Pictures Industries, Inc., the Walt Disney Company, Universal Studios, Inc., Paramount Pictures Corporation, Metro-Goldwyn-Mayer Distribution Company, Fox Entertainment Group, Inc., DreamWorks LLC, and certain individuals in the United States District Court for the Southern District of New York. The suit alleges, among other things, violations by the defendants of various sections of the Sherman and Clayton Acts, (commonly referred to as the antitrust laws) and New York state law relating to their concerted efforts to deny first-run industry anticipated top grossing commercial films to plaintiff’s Village East Theatre. The complaint seeks, among other things, damages, an injunction barring the distributor defendants from refusing to license said films to the Village East Theatre and from granting licenses to said films to defendants Regal and Loews that prevent the Village East Theatre from exhibiting said films simultaneously with defendants Regal’s and Loews’ theaters.

The principal allegations of our complaint have been determined by the District Court to state a claim for relief, and the Defendant’s claims to the contrary have been rejected. We are now in the discovery stages. Costs to date, and going forward, have been substantial, but we intend to continue to aggressively pursue our claims. Naturally, no assurances can be given that we will be successful. We have now reached settlement terms with all defendants other than Regal and Paramount. These defendants’ respective motions for summary judgment were argued before the Federal District Court on January 13, 2006.
     In addition, the competitive situation facing our Company is uncertain given the ongoing development of in-the-home entertainment alternatives such as DVD, cable and satellite distribution of films, and the increasing quality and declining cost of in-the-home entertainment components.
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
Management
     All of our domestic cinemas are managed by our officers and employees. Angelika Film Center, LLC (the owner of the Angelika Film Center & Café in the Soho district of New York), is owned by us on a 50/50 basis with a subsidiary of National Auto Credit, Inc (“NAC”). However, we manage that theater pursuant to a management contract. Furthermore, the operating agreement of Angelika Film Center, LLC provides that, in the event of deadlock our Chairman will cast the deciding vote.
Employees
     At December 31, 2005, we employed approximately 397 individuals to operate our domestic cinemas and to attend to our real property operations. On January 31, 2003, we renegotiated our collective bargaining agreement with the projectionist union with respect to our Manhattan cinemas and this agreement continues until January 31, 2006. We are currently in negotiations to renew this contract and we believe that we will be able to do so under similar terms as the previous contract. Our principal executive and administrative offices are located in Los Angeles, California. Approximately 6 executives and 21 other employees are located at our executive offices in Los Angeles and Manhattan. We believe our relations with our employees to be good.
Puerto Rico (“CineVista”)
     We sold our Puerto Rico circuit on June 10, 2005, and have no present plans to return to that market.
Our Real Estate Activities
General
     While we report our real estate as a separate segment, it is operated as an integral portion of our overall business. Since our entry into the cinema exhibition business, our real estate activities have principally been in support of that business. Accordingly, in this Annual Report, consistent with our practice in prior periods, we have described our real estate activities as an integrated portion of our cinema operating and development activities. We do, however, now have 2 executives who are solely engaged in the real estate aspects of our business as this area has become an increasingly important part of our operations. This will be particularly true now that our Burwood property has been rezoned, and we move into the development phase of that project.
Real Estate Holdings
     Our current real estate holdings are described in detail in Item 2, Properties, below. At December 31, 2005, our principal wholly owned fee income generating real estate assets with their percentage leased are as follows:

	Square Footage of
	Improvements		Gross Book Value
Property[1]	(rental/entertainment)	Percentage Leased	(in U.S. Dollars)

Auburn	57,016 / 52,366	81%	$26,184,000
100 Parramatta Road	Plus an 871-space
Auburn, NSW, Australia	subterranean parking
	structure

Belmont Knutsford Ave and Fulham St	18,772 / 48,997	75%	$10,905,000
Belmont, WA, Australia

Cinemas 1, 2 & 3 1003 Third Avenue	0 / 23,707	N/A	$23,898,000
Manhattan, NY, USA

Courtenay Central	37,588 / 68,232	73%	$30,489,000
100 Courtenay Place	Plus a 244,728 square
Wellington, New Zealand	foot parking structure

Invercargill Cinema 29 Dee Street	7,158 / 19,795	85%	$2,245,000
Invercargill, New Zealand

Maitland Cinema Ken Tubman Drive	0 / 22,410	N/A	$1,736,000
Maitland, NSW, Australia

Minetta Lane Theatre 18-22 Minetta Lane	0 / 9,212	N/A	$4,354,000
Manhattan, NY, USA

Napier Cinema 154 Station Street	5,167 / 18,331	100%	$2,528,000
Napier, New Zealand

[1]	A number of our properties include entertainment components rented to one or more of our subsidiaries. The rental area and percentage leased numbers are net of such entertainment components. Book value, however, includes the entire investment in the property, including any cinema fit-out. Book value and rental information are as of December 31, 2005.

	Square Footage of
	Improvements		Gross Book Value
Property[1]	(rental/entertainment)	Percentage Leased	(in U.S. Dollars)

Newmarket[2] Newmarket, QLD, Australia	92,892 / 0	87%	$30,085,000

Orpheum Theatre 126 2nd Street	0 / 5,146	N/A	$1,892,000
Manhattan, NY, USA

Royal George	36,873 / 23,443	100%	$3,293,000
1633 N. Halsted Street	Plus 21,456 square
Chicago, IL, USA	feet of parking

Rotorua Cinema 1281 Eruera Street	0 / 18,783	N/A	$2,457,000
Rotorua, New Zealand

Union Square Theatre 100 E. 17th Street	21,146 / 16,825	100%	$8,483,000
Manhattan, NY, USA

[1]	A number of our properties include entertainment components rented to one or more of our subsidiaries. The rental area and percentage leased numbers are net of such entertainment components. Book value, however, includes the entire investment in the property, including any cinema fit-out. Book value and rental information are as of December 31, 2005.

[2]	The rental components of this project have been opened for business. The cinema component is, however, still in the design phase and not anticipated to open before the fourth quarter of 2007.

     In addition, in certain cases we have long term leases which we view more akin to real estate investments than cinema leases. These interests are described in the following chart.

	Square Footage	Percentage	Gross Book Value
Property[1]	(rental/entertainment)	Leased	(in U.S. Dollars)

Manville	0 / 63,257	N/A	$1,536,000
Village East	4,647 / 37,157	77%	$0
Waurn Ponds	5,791 / 51,904	100%	$5,146,000
Live Theaters (Liberty Theaters)
     Included among our real estate holdings are four “Off Broadway” style live theaters, operated through our Liberty Theaters subsidiary. We lease theater auditoriums to the producers of “Off Broadway” theatrical productions and provide various box office and concession services. The terms of our leases are, naturally, principally dependent upon the commercial success of our tenants. STOMP has been playing at our Orpheum Theatre for many years. While we attempt to choose productions that we believe will be successful, we have no control over the production itself. At the current time, we have three single auditorium theaters in Manhattan:
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
Our Development Projects
     Our current real estate development projects are as follows:
•	Auburn, New South Wales:
o	Our Auburn site is currently improved with a 109,383 square foot ETRC, anchored by a 10 screen, 52,366 square foot cinema. Commonly known as “Red Yard,” the centre also includes an 871 space subterranean parking garage.

[1]	A number of our properties include entertainment components rented to one or more of our subsidiaries. The rental area and percentage leased numbers are net of such entertainment components. Book value, however, includes the entire investment in the property, including any cinema fit-out. Rental information is as of December 31, 2005. Book value information is as of December 31, 2005.

o	Approximately 93,323 square feet of the site is currently unimproved, and is intended to provide expansion space for phase II of our Red Yard project.

o	the Auburn City Council, in coordination with other local governments, is currently reviewing the land use parameters for the areas adjacent to Parramatta Road in which our property is located. Parramatta Road, which runs adjacent to Homebush Bay, the site of the 2000 Olympic Games, is one of the busiest arterial roadways in the greater Sydney area, and is considered by many to be the “gateway” to Sydney. Consequently, there is significant community interest in upzoning the uses along this road. As a major landowner in this area, we intend to be actively involved in this process and are hopeful that this rezoning process will materially enhance the value of our remaining unimproved parcel. We have deferred further work on phase II until we get a better idea of the opportunities that may be opened by this rezoning process.

o	This unimproved parcel is currently carried on our books at $1.5 million (AUS$2.0 million).
•	Burwood, Victoria:
o	Our Burwood site is comprised of 50.6 acres of unimproved land, previously used as a brickworks and quarry. The property was rezoned in February 2006 to permit a broad range of entertainment, retail, commercial and residential uses. Located in the Burwood suburb of Melbourne, it was designated as a “major activity centre” by the Victoria government, hopefully paving the way for its redevelopment as a multi-use suburban in-fill site.

o	The site is the largest undeveloped parcel of land in the Burwood Heights “major activity centre” and the largest undeveloped parcel of land in any “major activity centre” in Victoria. Approximately 430,000 people live within five miles of the site, which is well served by both public transit and surface streets. We estimate that approximately 70,000 people pass by the site each day.

o	We anticipate that the project will be built in phases, over a significant period of years, and will not likely be completed before sometime in 2015. The initial phase, however, will likely be an ETRC, as this is the area of development and construction with which we are most familiar.

o	We do not currently have any funding in place for the development, and are paying for current master planning activities out of cash flow and working capital. While the permitted uses for the site have now been established, the preparation and governmental review of phase by phase development plans will still be required before construction can commence. We currently estimate that complete build-out of the site will require funding in the range of $500.0 million (AUS$680.8 million).

o	Our original cost basis in the site is approximately $4.2 million (AUS$5.3 million). The property was originally acquired in 1996, but was revalued upward in connection with the Consolidation in 2001, which was treated as a purchase for accounting purposes. This revaluation was made prior to the designation of the site as a “major activity center” in 2004. The current book value of this property under construction is $19.8 million (AUS$26.9 million).
•	Courtenay Central, Wellington, New Zealand:
o	We are currently the owner operator of an approximately 160,156 square foot ETRC in Wellington, New Zealand, known as Courtenay Central. The existing ETRC consists of a ten screen cinema and approximately 37,588 square feet of retail space. The property also includes a separate 9 level parking structure, with approximately 1,086 parking spaces. During 2005, approximately 3.5 million people went through the center.

o	Approximately 37,674 square feet of the site is currently unimproved and is intended to provide expansion space for phase II of our Courtenay Central project.

o	We have completed the design and statutory approval phase of the development and we are seeking potential tenants to pre-commit to the centre with respect to the approximately 100,000 Phase II expansion to the centre. The retail market has significantly softened in Wellington and this has delayed our ability to secure suitable anchor tenants for the development. Accordingly, this project is essentially in a holding pattern while we await a turnaround in the retail market and consider alternative uses for the site.

o	No financing is currently in place with respect to Phase II, and current work is being funded from working capital and cash flow.

o	This unimproved parcel is currently being used for parking and is carried on our books at $2.0 million (NZ$3.0 million).
•	Moonee Ponds, Victoria:
o	Our Moonee Ponds site is located in suburban Melbourne and currently consists of approximately 124,754 square feet of unimproved land.

o	We are currently working on a plan for the mixed use development of the site. The site, like our Burwood site, is located in a “major activity centre.” Accordingly, our development of the property will be influenced by other development activity in the area.

o	We acquired the property in April 1997, for a purchase price of $4.9 million (AUS$6.4 million) and currently carry the property on our books at $5.4 million (AUS$7.4 million).

o	We intend to work towards the finalization of a plan for the development of this site over 2006.
•	Place 57, Manhattan, New York:
o	We have a 25% non-managing membership interest in the single purpose limited liability company formed to develop the site located at 205-209 E. 57th Street.

o	The property is being redeveloped as an approximately 100,000 square foot residential condominium project with ground floor retail and is currently being marketed under the name “Place 57.”

o	The project is being financed with a combination construction and mezzanine finance, totaling approximately $80.6 million. The remainder of the funds required has been supplied by the members of the limited liability company. The financing is without recourse to the members.

o	Construction at the site commenced in September of 2004, and approximately 61 of the residential units, representing approximately 90% of the residential area of the project, are under contract of sale. It is currently anticipated that construction will be completed and the residential unit sales contracts will close in the second quarter of 2006.

o	We have retained, in essence, a right of first offer with respect to the ground retail component of the project.

Item 1A – Risk Factors
     Investing in our securities involves risk. Set forth below is a summary of various risk factors which you should consider in connection with your investment in our company. This summary should be considered in the context of our overall Annual Report on Form 10K, as many of the topics addressed below are discussed in significantly greater detail in the context of specific discussions of our business plan, our operating results and the various competitive forces that we face.
Business Risk Factors
     We are currently engaged principally in the cinema exhibition business, but with a strong emphasis on the acquisition, development and operation of real estate. Since we operate in two business segments (cinema exhibition and real estate), we have discussed separately the risks we believe to be material to our involvement in each of these segments. We have discussed separately certain risks relating to the international nature of our business activities, our use of leverage, and our status as a controlled corporation. Please note, that while we report the results of our live theatre operations as real estate operations – since we are principally in the business or renting space to producers rather than in licensing or producing plays ourselves – the cinema exhibition and live theatre businesses share certain risk factors and are, accordingly, discussed together below.
Cinema Exhibition and Live Theatre Business Risk Factors
We operate in a highly competitive environment, with many competitors who are significantly larger and may have significantly better access to funds than do we.
     We are a comparatively small cinema operator and face competition from much larger cinema exhibitors. These larger circuits are able to offer distributors more screens in more markets – including markets where they may be the exclusive exhibitor – than can we. In some cases, faced with such competition, we may not be able to get access to all of the films we want, which may adversely affect our revenues and profitability.
     These larger competitors may also enjoy (i) greater cash flow, which can be used to develop additional cinemas, including cinemas that may be competitive with our existing cinemas, (ii) better access to equity capital and debt, and (iii) better visibility to landlords and real estate developers, than do we.
     In the case of our live theatres, we compete for shows not only with other “for profit” off-Broadway theaters, but also with not-for-profit operators and, increasingly, with Broadway theaters. We believe our live theaters are generally competitive with other off-Broadway venues. However, due to the increased cost of staging live theater productions, we are seeing an increasing tendency for plays which would historically have been staged in an off-Broadway theatre, moving directly to larger Broadway venues.
We face competition from other sources of entertainment and other entertainment delivery systems.
     Both our cinema and live theatre operations face competition from developing “in-home” sources of entertainment. These include competition from DVDs, pay television, cable and satellite television, the internet and other sources of entertainment, and video games. The quality of in-house entertainment systems has increased while the cost of such systems has decreased in recent periods, and some consumers may prefer the security of an at-home entertainment experience to the more public experience offered by our cinemas and live theaters. The movie distributors have been responding to these developments by, in some cases, decreasing the period of time between cinema release and the date such product is made available to “in-home” forms of distribution.
     The narrowing of this so called “window” for cinema exhibition may be problematic since film licensing fees have historically been front end loaded. On the other hand, the significant quantity of films produced in recent periods has probably had more to do, at least to date, with the shortening of the time most movies play in the cinemas, than any shortening of the cinema exhibition window. In recent periods there has been discussion about the possibility of eliminating the cinema window altogether for certain films, in favor of a simultaneous release in multiple channels of distribution, such as theaters, pay-per-view and DVD. However, again to date, this move has been strenuously resisted by the cinema exhibition industry and we view the total elimination of the cinema exhibition window, while theoretically possible, to be unlikely.
     We also face competition from various other forms of beyond-the-home entertainment, including sporting events, concerts, restaurants, casinos, video game arcades, and night clubs. Our cinemas also face competition from live theatres and visa versa.
Our cinemas operations depend upon access to film that is attractive to our patrons and our live theatre operations depend upon the continued attractiveness of our theaters to producers.
     Our ability to generate revenues and profits is largely dependent on factors outside of our control; specifically the continued ability of motion picture and live theater producers to produce films and plays that are attractive to audiences, and the willingness of these producers to license their films to our cinemas and to rent our theatres for the presentation of their plays. To the extent that popular movies and plays are produced, our cinema and live theatre activities are ultimately dependent upon our ability, in the face of competition from other cinema and live theater operators, to book these movies and plays into our facilities.
Adverse economic conditions could materially affect our business by reducing discretionary income.
     Cinema and live theater attendance is a luxury, not a necessity. Accordingly, a decline in the economy resulting in a decrease in discretionary income, or a perception of such a decline, may result in decreased discretionary spending, which could adversely affect our cinema and live-theatre businesses.

Our screen advertising revenues may decline.
     Over the past several years, cinema exhibitors have been looking increasingly to screen advertising as a way to boost income. No assurances can be given that this source of income will be continuing or that the use of such advertising will not ultimately prove to be counter productive by giving consumers a disincentive to choose going to the movies over at-home entertainment alternatives.
We face uncertainty as to the timing and direction of technological innovations in the cinema exhibition business and as to our access to those technologies.
     It is generally assumed that eventually, and perhaps in the relatively near future, cinema exhibition will change over from film projection to digital projection technology. Such technology offers various cost benefits to both distributors and exhibitors. While the cost of such a conversion could be substantial, it is presently difficult to forecast the costs of such conversion, as it is not presently clear how these costs would be allocated as between exhibitors and distributors. Also, we anticipate that, as with most technologies, the cost of the equipment will reduce significantly over time. As technologies are always evolving, it is, of course, also possible that other new technologies may evolve that will adversely affect the competitiveness of current cinema exhibition technology.
Real Estate Development and Ownership Business Risks.
We operate in a highly competitive environment, in which we must compete against companies with much greater financial and human resources than ourselves.
     We have limited financial and human resources, compared to our principal real estate competitors. In recent periods, we have relied heavily on outside professionals in connection with our real estate development activities. Many of our competitors have significantly greater resources than do we and may be able to achieve greater economies of scale than can we.
Risks Related to the Real Estate Industry Generally
     Our financial performance will be affected by risks associated with the real estate industry generally.
     Events and conditions generally applicable to developers, owners and operators of real property will affect our performance as well. These include (i) changes in the national, regional and local economic climate; (ii) local conditions such as an oversupply of, or a reduction in demand for commercial space and/or entertainment oriented properties; (iii) reduced attractiveness of our properties to tenants; (iv) competition from other properties; (v) inability to collect rent from tenants; (vi) increased operating costs, including real estate taxes, insurance premiums and utilities; (vii) costs of complying with changes in government regulations; and (viii) the relative illiquidity of real estate investments. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in declining rents or increased lease defaults.
We may incur costs complying with the Americans with Disabilities Act and similar laws.
     Under the Americans with Disabilities Act and similar statutory regimes in Australia and New Zealand or under applicable state law, all places of public accommodation (including cinemas and theaters) are required to meet certain governmental requirements related to access and use by persons with disabilities. A determination that we are not in compliance with those governmental requirements with respect to any of our properties could result in the imposition of fines or an award of damages to private litigants. The cost of addressing these issues could be substantial. Fortunately, the great majority of our facilities were built after the adoption of the Americans with Disabilities Act.
Illiquidity of real estate investments could impede our ability to respond to adverse changes in the performance of our properties.
     Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. Many of our properties are either (i) “special purpose” properties that could not be readily converted to general residential, retail or office use, or (ii) undeveloped land. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment and competitive factors may prevent the pass-though of such costs to tenants.
       Real estate development involves a variety of risks.
     Real estate development includes a variety of risks, including the following:
•	The identification and acquisition of suitable development properties. Competition for suitable development properties is intense. Our ability to identify and acquire development properties may be limited by our size and resources. Also, as we and our affiliates are considered to be “foreign owned” for purposes of certain Australia and New Zealand statutes, we have been in the past, and may in the future be, subject to regulations that are not applicable to other persons doing business in those countries.

•	The procurement of necessary land use entitlements for the project. This process can take many years, particularly if opposed by competing interests. Competitors and community groups (sometimes funded by such competitors) may object based on various factors including, for example, impacts on density, parking, traffic, noise levels and the historic or architectural nature of the building being replaced. If they are unsuccessful at the local governmental level, they may seek recourse to the courts or other tribunals. This can delay projects and increase costs.

•	The construction of the project on time and on budget. Construction risks include the availability and costs of finance, the availability and costs of material and labor, inclement weather conditions, and the ever present potential for labor related disruptions.

•	The leasing or sell-out of the project. Ultimately, there are the risks involved in the leasing of a rental property or the sale of condominium or built-for-sale property. Leasing or sale can be influenced by economic factors that are neither known nor knowable at the commencement of the development process and by local, national and even international economic conditions, both real and perceived.

•	The refinancing of completed properties. Properties are often developed using relatively short term loans. Upon completion of the project, it may be necessary to find replacement financing for these loans. This process involves risk as to the availability of such permanent or other take-out financing, the interest rates and the payment terms applicable to such financing, which may be adversely influenced by local, national or international factors. To date, we have been successful in negotiating development loans with roll over or other provisions mitigating our need to refinance immediately upon completion of construction.
The ownership of properties involves risk.
     The ownership of investment properties involves risks, such as: (i) ongoing leasing and re-leasing risks, (ii) ongoing financing and re-financing risks, (iii) market risks as to the multiples offered by buyers of investment properties, (iv) risks related to the ongoing compliance with changing governmental regulation (v) relative illiquidity compared to some other types of assets, and (vi) susceptibility of assets to uninsurable risks, such as biological, chemical or nuclear terrorism. Furthermore, as our properties are typically developed around an entertainment use, the attractiveness of these properties to tenants, sources of finance and real estate investors will be influenced by market perceptions of the benefits and detriments of such entertainment type properties.
International Business Risks
     Our international operations are subject to a variety of risks, including the following:
•	Risk of currency fluctuations. While we report our earnings and assets in US dollars, substantial portions of our revenues and of our obligations are denominated in either Australian or New Zealand dollars. The value of these currencies can vary significantly compared to the US dollar and compared to each other. We typically have not hedged against these currency fluctuations, but rather have relied upon the natural hedges that exist as a result of the fact that our film costs are typically fixed as a percentage of box office, and our local operating costs and obligations are likewise typically denominated in local currencies.

•	Risk of adverse government regulation. At the present time, we believe that relations between the United States, Australia and New Zealand are good. However, no assurances can be given that this relationship will continue and that Australia and New Zealand will not in the future seek to more highly regulate the business done by US companies in their countries.
Risks Associated with Certain Discontinued Operations
Certain of our subsidiaries were previously in industrial businesses. As a consequence, properties that are currently owned or may have in the past been owned by these subsidiaries may prove to have environmental issues. While we have, where we have knowledge of such environmental issues and are in a position to make an assessment as to our exposure, established what we believe to be appropriate reserves, we are exposed to the risk that currently unknown problems may be discovered. These subsidiaries are also exposed to potential claims related to exposure of former employees to coal dust, asbestos and other materials now considered to be, or which in the future may be found to be, carcinogenic or otherwise injurious to health. We believe, however, that the trust fund set up as the result of a settlement with our insurers, will provide us substantial protection to claims relating to coal dust and/or asbestos exposure and note that we have not been engaged in these discontinued activities for more than 20 years.
Operating Results, Financial Structure and Certain Tax Matters
This is the first year we have generated a profit in recent periods.
Our earnings, as calculated for accounting purposes, have been adversely affected in recent years by our real estate development oriented business plan, by litigation expenses and by competitive conditions in Puerto Rico. Our cinema exhibition and real estate businesses generate significant depreciation. Furthermore, a significant amount of our assets have been invested, in recent periods, in undeveloped land or in properties under development, which do not produce current earnings. While we have incurred significant litigation expenses in recent periods as we have attempted to resolve competitive situations in our cinema exhibition business and with establishing ourselves in Australia, we believe that we have, as a result of these lawsuits, now normalized our competitive position in Australia and the United States. We have now exited Puerto Rico, having sold our assets there for a slight profit over book value.
We have negative working capital.
In recent years, as we have invested our cash in new acquisitions and the development of our existing properties, we have moved from a positive to a negative working capital situation. This negative working capital is typical in the cinema exhibition industry, since revenues are received in advance of our obligation to pay film licensing fees, rent and other costs. At the present time, we have credit facilities in place which, if drawn upon, could be used to eliminate this negative working capital position – which we consider to be akin to an interest free loan.
We have substantial short to medium term debt.
Generally speaking, we have financed our operations through relatively short term debt. No assurances can be given that we will be able to refinance this debt, or if we can, that the terms will be reasonable. However, as a counterbalance to this debt, we have significant unencumbered real property assets, which could be sold to pay debt or encumbered to assist in the refinancing of existing debt, if necessary.
We have substantial lease liabilities.
Most of our cinemas operate in leased facilities. These leases typically have cost of living or other rent adjustment features and require that we operate the properties as cinemas. A down turn in our cinema exhibition business might, depending on its severity, adversely affect the ability of our cinema operating subsidiaries to meet these rental obligations. Even if our cinema exhibition business remains relatively constant, cinema level cash flow will likely be adversely affected unless we can increase our revenues sufficiently to offset increases in our rental liabilities.

The Internal Revenue Service has given us notice of a claimed liability of $20.5 million in back taxes, plus interest.
While we believe that we have good defenses to this liability, the claimed exposure is substantial compared to our net worth, and significantly in excess of our current or anticipated near term liquidity. This contingent liability is discussed in greater detail under Item 3 – Legal Proceedings: Tax Audit. If we were to lose on this matter, we would also be confronted with a potential additional $5.3 million in taxes to the California Franchise Tax Board, plus interest.
          Our stock is thinly traded.
     Our stock is thinly traded, with an average daily volume in 2005 of only approximately 12,400 shares. This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.
Ownership Structure, Corporate Governance and Change of Control Risks
           The interests of our controlling stockholders may conflict with your interests.
     Mr. James J. Cotter owns 71.1% all of our outstanding Class B Voting Common Stock. Our Class A Non-voting Common Stock is essentially non-voting, while our Class B Voting Common Stock represents all of the voting power of our Company. As a result, as of December 31, 2005, Mr. Cotter controlled 71.1% of the voting power of all of our outstanding common stock. For as long as Mr. Cotter continues to own shares of common stock representing more than 50 % of the voting power of our common stock, he will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares common stock or other equity securities and the payment of dividends on common stock. Mr. Cotter will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Mr. Cotter but not to other stockholders. In addition, Mr. cotter and his affiliates have controlling interests in companies in related and unrelated industries. In the future, we may participate in transactions with these companies (see Note 25 - Related Parties and Transactions).
Since we are a Controlled Company, our Directors have determined to take advantage of certain exemptions provide by the American Stock Exchange from the corporate governance rules adopted by that Exchange.
     Generally speaking, the American Stock Exchange requires listed companies to meet certain minimum corporate governance provisions. However, a Controlled Corporation, such as we, may elect not to be governed by certain of these provisions. Our board of directors has elected to exempt our Company from requirements that (i) at least a majority of our directors be independent, (ii) nominees to our board of directors be nominated by a committee comprised entirely of independent directors or by a majority of our Company’s independent directors, and (iii) the compensation of our chief executive officer be determined or recommended to our board of directors by a compensation committee comprised entirely of independent directors or by a majority of our Company’s independent directors. Notwithstanding the determination by our board of directors to opt-out of these American Stock Exchange requirements, a majority of our board of directors is nevertheless currently comprised of independent directors, and our compensation committee is nevertheless currently comprised entirely of independent directors.
Item 1B — Unresolved Staff Comments
          Not applicable.

Item 2 – Properties
Executive and Administrative Offices
     We lease approximately 7,871 square feet of office space in Commerce, California to serve as our executive headquarters. During 2005, we purchased an 8,783 square foot office building in Melbourne, Australia, to serve as the headquarters for our Australia and New Zealand operations. We occupy approximately 2,386 square feet of our Village East leasehold property for administrative purposes.
Entertainment Properties
Leasehold Interests
     We lease approximately 1.2 million square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

		Approximate Range of Remaining Lease Terms
	Aggregate Square Footage	(including renewals)

United States	253,685	5 – 42 years
Australia	613,736	29 – 40 years
New Zealand	289,474	5 – 10 years
Fee Interests
     In Australia, we own approximately 3,198,859 square feet of land at eight locations plus one strata title estate consisting of 22,410 square feet. Substantially all of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth and Sydney, including the 50.6 acre Burwood site in suburban Melbourne.
     In New Zealand, we own a 189,563 square foot site, which includes an existing 244,728 square foot, nine level parking structure in the heart of Wellington, the capital of New Zealand. All but 37,674 square feet of the Wellington site has been developed as an ETRC which incorporates the existing parking garage. The remaining land is currently leased and is slated for development as phase two of our Wellington ETRC. We or our joint ventures own the fee interests underlying five additional cinemas, which properties include approximately 12,325 square feet of ancillary retail space.
     In the United States, we own approximately 145,807 square feet of improved real estate comprised of four live theater buildings which include approximately 58,019 square feet of leasable space, the fee interest in our Cinemas 1, 2 & 3 in Manhattan, and a residential condominium unit in Los Angeles, used as executive office and residential space by our Chairman and Chief Executive Officer.
Joint Venture Interests
     We also hold real estate through several unincorporated joint ventures and one majority-owned subsidiary, as described below:
•	In Australia, we own a 66% unincorporated joint venture interest in a leased 5-screen multiplex cinema in Melbourne, a 75% interest in a subsidiary company that leases two cinemas with eleven screens in two Australian country towns, and a 33% unincorporated joint venture interest in a 16-screen leasehold cinema in a suburb of Brisbane.

•	In New Zealand we own
o	a 50% unincorporated joint venture interest in five mainstream cinemas (comprising two fee properties and three leasehold properties), totaling approximately 135,000 square feet in the Auckland and Christchurch areas. The two fee parcels are improved with cinema/restaurant complexes, and

o	a 50% joint venture interest in the largest art cinema circuit in New Zealand. The joint venture owns five leasehold cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, Wellington, Dunedin and Hamilton.
•	In the United States, we own a 50% membership interest in Angelika Film Center, LLC, which holds the lease to the approximately 16,983 square foot Angelika Film Center & Café in the Soho district of Manhattan. We also hold the management rights with respect to this asset.
ETRC Development Properties
     Our development projects are described in greater detail above in this Annual Report under the Caption, Our Real Estate Activities, Our Development Projects. The following is intended as a summary of these projects.
Burwood, Victoria
     In December 1995, we acquired a 50.6 acre site in Burwood, a suburban area within the Melbourne metropolitan area, initially as a potential ETRC location. In late 2003, that site was designated as a “major activity centre” by the Victorian State Government and in February 2006 was rezoned to permit a broad range of entertainment, retail, commercial and residential uses. We anticipate that the property will be developed in a series of phases over a reasonable period of time, and that the final completion will not be achieved until sometime in 2015. The rezoning plan calls for the preparation and approval by the City of separate development plans for each of these various phases.
Wellington, New Zealand
     We are currently the owner operator of an approximately 160,156 square foot ETRC in Wellington, New Zealand, known as Courtenay Central. The existing ETRC consists of a ten screen cinema with approximately 37,588 square feet of retail space and a separate 9 level parking structure. We have completed the design and statutory approval phase of the development and we are seeking potential tenants to pre-commit to the centre with respect to an approximately 100,000 square foot Phase II expansion to the centre, to be constructed on the approximately 37,674 square foot parcel adjacent to the existing centre. The retail market has significantly softened in Wellington and this has delayed our ability to secure suitable anchor tenants for the development. Accordingly, phase II is currently in a holding pattern as we wait for the retail market to improve and consider alternative uses for the property.
Newmarket, Queensland
     On November 28, 2005, we opened some of the retail elements of our Newmarket ETRC, a 100,373 square foot retail facility situated on an approximately 177,497 square foot parcel in Newmarket, a suburban of Brisbane. The remainder of the retail units will be opened by April 2006. Plans for a 6-screen cinema as part of the project are currently being considered by the applicable governmental authorities.
Moonee Ponds, Victoria
     We own an approximately 124,754 square foot parcel in Moonee Ponds, a suburb of Melbourne. We are currently in the planning phase for a multi-use development. Like our Burwood property, this site has been designated as a “major activity centre” by the Victorian State Government.
Auburn, New South Wales
     We are currently the owner operator of an approximately 109,383 square foot ETRC known as Red Yard, in Auburn, a suburb of Sydney. We own an approximately 93,323 square foot parcel of unimproved land adjacent to that project, which we are holding to develop as Phase II of our Red Yard property. The area in which our property is located is currently under consideration for up-zoning. Accordingly, we are currently in a holding pattern with respect to this property, as we wait to see how this potential up-zoning progresses.

Non Entertainment Properties
Domestic
     Non-operating properties. We own fee interest in 11 parcels comprising 317.5 acres. These acres consist primarily of vacant land. We believe the value of these properties to be immaterial to our asset base, and while they are available for sale, we are not actively involved in the marketing of such properties. With the exception of certain properties located in Philadelphia (including the raised railroad bed leading to the old Reading Railroad Station), the properties are principally located in rural areas of Pennsylvania and Delaware.
     Place 57, Manhattan. We own a 25% membership interest in the limited liability company that is developing the site of our former Sutton Cinema on 57th Street just east of 3rd Avenue in Manhattan, as a 100,000 square foot residential condominium tower, with ground floor retail. Approximately 90% of the residential units are under contract of sale. It is currently anticipated that the project will be completed and those contracts closed during the second quarter of 2006.
Australia
     Melbourne Office Building. On September 29, 2005, we purchased an office building in Melbourne, Australia for $2.0 million (AUS$2.6 million) to serve as the headquarters for our Australia and New Zealand operations. We fully financed this property by drawing on our Australian Credit Facility.

Item 3 – Legal Proceedings
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
     By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG. As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE. Pursuant to further discussions with the IRS in October 2005, this proposed change would result in an additional tax liability for CRG of approximately $20.5 million plus interest of approximately $10.2 million as of December 31, 2005. In addition, this proposal would result in California tax liability of approximately $5.3 million plus interest of approximately $2.7 million as of December 31, 2005. Accordingly, this proposed change represented, as at the end of 2005, an exposure of approximately $38.7 million. Moreover, California has recently enacted “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income. While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers. Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $42.7 million.
     In early February 2005, we had a mediation conference with the IRS concerning this proposed change. The mediation was conducted by two mediators, one of whom was selected by us from the private sector and one of whom was an employee of the IRS. In connection with this mediation, we and the IRS each prepared written submissions to the mediators setting forth our respective cases. In its written submission, the IRS noted that it had offered to settle its claims against us at 30% of the proposed change, and reiterated this offer at the mediation. This offer constituted, in effect, an offer to settle for a payment of $5.0 million federal tax, plus interest, for an aggregate settlement amount of approximately $8.0 million. Based on advice of counsel given after reviewing the materials submitted by the IRS to the mediation panel, and the oral presentation made by the IRS to the mediation panel and the comments of the mediators (including the IRS mediator), we determined not to accept this offer.
     As of December 31, 2005, no notice of deficiency had been received from IRS. We anticipate, however, that we will shortly receive a notice of deficiency in the full amount of the IRS’s proposed change, and we intend to aggressively litigate this matter in the tax court. While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of this matter.
     Since these tax liabilities relate to time periods prior to the Consolidation of CDL, RDGE, and CRG into RDI and since RDGE and CRG continue to exist as wholly owned subsidiaries of RDI, it is expected that any adverse determination would be limited in recourse to the assets of RDGE or CRG, as the case may be, and not to the general assets of RDI. At the present time, the assets of these subsidiaries are comprised principally of RDI securities. Accordingly, we do not anticipate, even if there were to be an adverse judgment in favor of the IRS that the satisfaction of that judgment would interfere with the internal operation or result in any levy upon or loss of any of our material operating assets. The satisfaction of any such adverse judgment would, however, result in a material dilution to existing stockholder interests.
     The IRS has also informally notified us that it intends to disallow the gains booked by RDGE in 1997 as a consequence of its acquisition of certain computer equipment and sale of the anticipated income stream from the lease of such equipment to third parties. The result of such disallowance would be the loss of the depreciation deductions that we took with respect to that equipment in the years following 1997. Such disallowance would have the effect of decreasing net operating losses but would not result in any additional federal income tax for such years.

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
Environmental and Asbestos Claims
     The City of Philadelphia (the “City”) has asserted that the North Viaduct property owned by a subsidiary of Reading requires environmental decontamination and that such subsidiary’s share of any such remediation cost will aggregate approximately $3.5 million. The City has also asserted that we should demolish certain bridges and overpasses that comprise a portion of the North Viaduct. We have in the recent past had discussions with the City involving a possible conveyance of the property. However, these discussions have not been productive of any definitive offer or proposal from the City. We continue to believe that our recorded remediation reserves related to the North Viaduct are adequate.
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
     From time to time we have claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers. However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans.
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
     The trial court has entered judgment against us and in favor of WPG in the amount of $3.4 million (AUS$4.5 million). The trial court has also entered judgment against the Burstone Parties and in our favor in the amount of $3.2 million (AUS$4.2 million). Further, the trial court has found us responsible to reimburse the Burstone Parties for 60% of their out-of-pocket legal fees. The Burstone Parties estimate that the final costs order will be in the range of $661,000 to $837,000 (AUS$900,000 to AUS$1.1 million). Even if the Court allows the maximum of this range, our judgment against the Burstone Parties will still exceed our net liability under the judgment in favor of WPG. In addition, we have settled various ancillary claims against us for an additional $306,000 (AUS$400,000), which has now been paid to WPG.
     A provisional liquidator has been appointed for WPG, and that company is now in the process of being wound up. As a consequence of our 50% interest in WPG, in the event that we are not successful in our appeal, we currently anticipate that we will ultimately receive liquidating distributions from WPG in an amount equal to approximately $1.8 million (AUS$2.3 million). During the third quarter of 2005, the Burstone Parties paid us $229,000 (AUS$300,000) against our judgment against them, and we have now entered into an agreement with the Burstone Parties, pursuant to which they have agreed to pay the balance of our judgment against them, together with ongoing interest, over time and have provided various undertakings and a guaranty to secure that obligation. Accordingly, we believe that our judgment against the Burstone Parties is adequately secured and, even if we do not prevail on appeal, we will still net in the range of $1.2 million (AUS$1.6 million) from the litigation, less such attorney’s fees as may be assessed against us when the final accounting for such fees is made, and our own costs of collection.
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
Mackie Litigation
     On November 7, 2005 we were sued in the Supreme Court of Victoria at Melbourne by a former construction contractor with respect to the discontinued development of an ETRC at Frankston, Victoria. The action is entitled Mackie Group Pty Ltd v. Reading Properties Pty Ltd, and in it the former contractor seeks payment of a claimed fee in the amount of $734,000 (AUS$1.0 million). We do not believe that any such fee is owed, and are contesting the claim.
Other Claims
     We are not a party to any other pending legal proceedings or environmental action which we believe could have a material adverse effect on its financial position.
Item 4 – Submission of Matters to a Vote of Security Holders
     At our 2004 Annual Meeting of Stockholders held on May 26, 2005, the stockholders voted on the following proposals:
•	By the following vote, our eight directors were reelected to serve on the Board of Directors until the 2006 Annual Meeting of Stockholders:

Election of Directors	For	Withheld

James J. Cotter	1,129,551	1,591
Eric Barr	1,129,551	1,591
James J. Cotter, Jr.	1,129,551	1,591
Margaret Cotter	1,129,551	1,591
Edward L. Kane	1,129,551	1,591
Gerard P. Laheney	1,129,551	1,591
William D. Gould	1,129,551	1,591
Alfred Villaseñor, Jr.	1,129,551	1,591

PART II
Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters
Market Information
     Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999 and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”), is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”), and Citadel Holding Corporation (“CDL”). Until the consolidation of CDL, RDGE and CRG on December 31, 2001, our common stock was listed and quoted on the American Stock Exchange (“AMEX”) under the symbols CDL.A and CDL.B. Following the consolidation, we changed our name to RDI. Effective January 2, 2002, our common stock traded on the American Stock Exchange under the symbols RDI.A and RDI.B. In March 2004, we changed our nonvoting stock symbol from RDI.A to RDI.
     The following table sets forth the high and low closing prices of the RDI and RDI.B common stock for each of the quarters in 2005 and 2004 as reported by AMEX.

		Class A Nonvoting		Class B Voting
		Common Stock		Common Stock
		High	Low	High	Low

2005:	Fourth Quarter	$8.25	$7.52	$8.00	$7.40
	Third Quarter	$8.40	$7.18	$8.20	$7.10
	Second Quarter	$7.50	$6.01	$7.40	$6.05
	First Quarter	$8.19	$6.81	$8.20	$7.20

2004:	Fourth Quarter	$8.80	$7.55	$8.50	$7.50
	Third Quarter	$8.31	$7.45	$8.30	$7.45
	Second Quarter	$8.70	$6.18	$8.35	$6.20
	First Quarter	$6.85	$5.70	$6.70	$5.85
Holders of Record
     The number of holders of record of our Class A and Class B Stock in 2005 was approximately 3,500 and 300, respectively. On March 13, 2006, the closing price per share of our Class A Stock was $8.40, and the closing price per share of our Class B Stock was $8.10.
Dividends on Common Stock
     We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend; however, we review this matter on an ongoing basis.

Item 6 – Selected Financial Data
     The table below sets forth certain historical financial data regarding our Company. This information is derived in part from, and should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”), and the related notes to the consolidated financial statements (dollars in thousands, except per share amounts).

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001

Revenue	$101,070	$87,402	$76,684	$69,179	$21,000
Gain (loss) from discontinued operations	$12,231	$(469)	$(288)	$333	$468
Operating loss	$(6,372)	$(6,322)	$(5,839)	$(6,509)	$(4,570)
Net income (loss)	$989	$(8,463)	$(5,928)	$(7,954)	$(4,572)

Basic & diluted earnings (loss)per share – continuing operations	$(0.51)	$(0.37)	$(0.26)	$(0.34)	$(0.26)
Basic & diluted earnings (loss)per share – discontinued operations	$0.55	$(0.02)	$(0.01)	$(0.02)	$0.05
Basic & diluted earnings (loss)per share	$0.04	$(0.39)	$(0.27)	$(0.36)	$(0.21)

Other Information:
Shares outstanding	22,485,948	21,998,239	21,899,290	21,821,154	21,821,324
Weighted average shares and dilutive share equivalents	22,249,967	21,948,065	21,860,222	21,821,236	9,980,946

Total assets	$253,057	$230,227	$222,866	$182,772	$170,595
Total debt	$109,320	$72,879	$60,765	$37,563	$26,769
Working capital (deficit)	$(14,282)	$(6,915)	$(154)	$124	$548
Stockholders’ equity	$99,404	$102,010	$108,491	$91,265	$91,125

EBIT	$6,671	$(4,339)	$(2,650)	$(6,208)	$(3,988)
Depreciation and amortization	$12,384	$11,823	$10,952	$7,835	$1,161
Add: Adjustments for discontinued operations	$567	$1,915	$1,907	$1,906	$1,446
EBITDA	$19,622	$9,399	$10,209	$3,533	$(1,381)
Debt to EBITDA	5.57	7.75	5.95	10.63	—

Capital expenditure (including acquisitions)	$53,954	$33,180	$5,809	$10,437	$10,325
Number of employees at 12/31	1,523	1,677	1,453	1,304	1,110
     The profit and loss data for 2001 includes only the data for CDL prior to consolidation with RDGE and CRG into RDI, at December 31, 2001.
     EBIT presented above represents net income (loss) adjusted for interest expense (calculated net of interest income) and income tax expense. EBIT is presented for informational purposes to show the significance of depreciation and amortization in the calculation of EBITDA. We use EBIT in our evaluation of our operating results since we believe that it is useful as a measure of financial performance, particularly for us as a multinational company. We believe it is a useful measure of financial performance principally for the following reasons:
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
     EBITDA presented above is net income (loss) adjusted for interest expense (again, calculated net of interest income), income tax expense, and in addition depreciation and amortization expense. We use EBITDA in our evaluation of our performance since we believe that EBITDA provides a useful measure of financial performance and value. We believe this principally for the following reasons:
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
     We expect that investors may use EBITDA to judge our ability to generate cash, as a basis of comparison to other companies engaged in the cinema exhibition and real estate businesses and as a basis to value our company against such other companies.
     Neither EBIT nor EBITDA is a measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States for purposes of analyzing our profitability. The exclusion of various components such as interest, taxes, depreciation and amortization necessarily limit the usefulness of these measures when assessing our financial performance as not all funds depicted by EBITDA are available for management’s discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements to service debt, to fund necessary capital expenditures and to meet other commitments from time to time as described in more detail in this Annual Report on Form 10-K.
     EBIT and EBITDA also fail to take into account the cost of interest and taxes. Interest is clearly a real cost that for us is paid periodically as accrued. Taxes may or may not be a current cash item but are nevertheless real costs which, in most situations, must eventually be paid. A company that realizes taxable earnings in high tax jurisdictions may, ultimately, be less valuable than a company that realizes the same amount of taxable earnings in a low tax jurisdiction. EBITDA fails to take into account the cost of depreciation and amortization and the fact that assets will eventually wear out and have to be replaced.

     EBITDA, as calculated by us, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income (loss) to EBIT and EBITDA is presented below (dollars in thousands):

	2005	2004	2003	2002	2001

Net income (loss)	$989	$(8,463)	$(5,928)	$(7,954)	$(4,572)
Add: Interest expense, net	4,473	3,078	2,567	1,740	376
Add: Income tax expense	1,209	1,046	711	6	208

EBIT	$6,671	$(4,339)	$(2,650)	$(6,208)	$(3,988)
Add: Depreciation and amortization	12,384	11,823	10,952	7,835	1,161
Adjustments for discontinued operations:
Add: Interest expense, net	310	839	856	1,036	563
Add: Depreciation and amortization	257	1,076	1,051	870	883

EBITDA	$19,622	$9,399	$10,209	$3,533	$(1,381)

Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations
     The following review should be read in conjunction with the consolidated financial statements and related notes included in our 2005 Annual Report. Historical results and percentage relationships do not necessarily indicate operating results for any future periods.
Overview
Today, our businesses consist primarily of:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, and New Zealand; and

•	the development, ownership and operation of retail and commercial real estate in Australia, New Zealand and the United States, including entertainment-themed retail centers (“ETRCs”) in Australia and New Zealand and live theater assets in Manhattan and Chicago in the United States.

We manage our worldwide cinema businesses under various different brands:

•	in the US, under the Reading, Angelika Film Center and City Cinemas brands;

•	in Australia, under the Reading brand; and

•	in New Zealand, under the Reading, Berkeley Cinemas and Rialto brands.
     We consider ourselves to be essentially a cinema exhibition company with a strong focus on the development and holding of real estate assets. We plan to continue to identify, develop and acquire cinema and live theater properties, focusing primarily on those opportunities where we can acquire either the fee interest underlying the operating assets, or long-term leases, which we believe provide flexibility with respect to the usage of such leasehold assets. In the near term, we are focusing principally on the operation of our existing cinema and live theater assets and in the development of five parcels of undeveloped real estate in Melbourne, Brisbane, and Sydney in Australia and Wellington in New Zealand. In February, we received final governmental approval for the re-zoning of our 50.6 acre Burwood property (located in suburban Melbourne) from an essentially industrial to a priority use zone allowing a mixture of retail, entertainment, commercial and residential uses. We believe this to be the largest urban in-fill property in the greater Melbourne area, and estimate that the ultimate build-out of this project will require in the neighborhood of nine years, and require funding in the range of $500 million. The development of this parcel will likely be a major focus of our time and energies on a going forward basis.
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
     During the past 24 months, we have engaged in the following transactions which we believe are consistent with our business plan:
1.	Newmarket Property: On November 28, 2005, we opened some of the retail elements of our Newmarket ETRC, a 100,373 square foot retail facility situated on an approximately 177,497 square foot parcel in Newmarket, a suburban of Brisbane. At December 31, 2005, the remaining tenants were scheduled to take occupancy during the first quarter of 2006. Through December 31, 2005, the construction costs for the site were $24.2 million (AUS$32.5 million) including $1.4 million (AUS$1.9 million) of capitalized interest. To finalize the project, we anticipate the total construction costs will be approximately $26.0 million (AUS$35.4 million). Most of this project is being funded by a $23.8 million (AUS$32.7 million) construction loan with the Bank of Western Australia, Ltd. As of December 31, 2005, we had drawn $21.7 million (AUS$29.6 million) on this loan related to the construction on this property.

2.	Elizabeth Cinema: We opened on October 20, 2005 our 8-screen leasehold cinema in Adelaide, Australia. The cost to us of the fit-out of this cinema was $2.2 million (AUS$2.9 million) and was funded from internal sources.

3.	Rialto Entertainment: Effective October 1, 2005, we purchased, indirectly, beneficial ownership of 100% of the stock of Rialto Entertainment for $4.8 million (NZ$6.9 million). Rialto Entertainment is a 50% joint venture partner with Village Roadshow Ltd (“Village”) and SkyCity Leisure Ltd (“Sky”) in Rialto Cinemas, the largest art cinema circuit in New Zealand. The joint venture owns five leasehold cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, Wellington, Dunedin and Hamilton.

4.	Rialto Distribution: Effective October 1, 2005, we purchased for $694,000 (NZ$1.0 million) a 1/3 interest in Rialto Distribution. Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.

5.	Melbourne Office Building: On September 29, 2005, we purchased an office building in Melbourne, Australia for $2.0 million (AUS$2.6 million) to serve as our Australia headquarters, eliminating the need for leasehold administrative facilities in Australia, and reducing our general and administrative expenses by approximately $165,000 (AUS$226,000) per year.

6.	Wilmington and Northern Property: On September 26, 2005, we sold the railroad right of way previously servicing the Wilmington and Northern Railroad for cash totaling $515,000. This property was one of several remaining tracks of railroad land, all of which are considered non-core assets under our current business plan. The sale resulted in a negligible loss during the third quarter and the property produced a nominal income per year.

7.	Cinemas 1, 2 & 3: On September 19, 2005, we acquired the tenant’s interest in the ground lease estate that is currently between (i) our fee ownership of the underlying land and (ii) our current possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3 in Manhattan. This tenant’s ground lease interest was purchased from Sutton Hill Capital LLC (“SHC”) in exchange for a $9.0 million promissory note, bearing interest at a fixed rate of 8.25% and maturing on December 31, 2010. As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved the purchase of the tenant’s ground lease interest. The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.

The acquisition of the tenant’s ground lease interest finalizes the acquisition side of a tax deferred exchange under Section 1031 of the Internal Revenue Code designed to exchange our interest in our only non-entertainment oriented fee property in the United States for the fee interest underlying our leasehold estate in the Cinemas 1, 2 & 3. The acquisition of this tenant’s ground lease interest and the Cinemas 1, 2 & 3 Fee Interest described below has resulted in a book value of approximately $23.9 million and a tax basis of $10.4 million (which includes $1.3 million of option fees paid in 2000 as part of the City Cinemas Master Lease Agreement, see Note 10 – Goodwill and Intangible Assets).

On June 1, 2005, we acquired for $12.6 million the fee interest and the landlord’s ground lease interest underlying our Cinemas 1, 2 & 3 property in Manhattan, as a part of a tax deferred exchange under Section 1031 of the Internal Revenue Code. The funds used for the acquisition came primarily from the sale proceeds of our Glendale, California office building. As a result of the acquisition of the fee interest, the landlord’s interest in the ground lease and the tenant’s interest in the ground lease, our effective rental expense with respect to the Cinemas 1, 2 & 3 and the Village East cinema and of the building and equipment constituting the Cinemas 1, 2 & 3 has decreased by approximately $1.0 million annually beginning September 30, 2005 to $945,000 per annum, virtually all of which is allocated to the rental of the Village East cinema.

As part of the purchase of this ground lease interest, we have agreed in principal, as a part of our negotiations to acquire the land and the SHC interests in the Cinemas 1, 2 & 3, to grant an option to Sutton Hill Capital, LLC, a limited liability company beneficially owned in equal 50/50 shares by Messrs. James J. Cotter and Michael Forman to acquire, at cost, up to a 25% non-managing membership interest in the limited liability company that we formed to acquire these interests. In relation to this option, we have recorded a $1.0 million call option liability in our other liabilities at December 31, 2005. Mr. Cotter is our Chairman, Chief Executive Officer and controlling stockholder. Mr. Forman is a major holder of our Class A Stock.

8.	Puerto Rico Cinema Operations: On June 8, 2005, we sold our assets and certain liabilities associated with our Puerto Rico cinema operations for $2.3 million resulting in a $1.6 million gain. Net losses of $1.8 million, $688,000 and $484,000 were included in the loss from discontinued operations for the years ending 2005, 2004 and 2003, respectively, relating to these operations. No material income tax provision arises from this transaction.

9.	Glendale Building: On May 17, 2005, we sold our Glendale office building in Glendale, California for $10.3 million cash and $10.1 million of assumed debt resulting in a $12.0 million gain. All the cash proceeds from the sale were used in the purchase for $12.6 million of the Cinemas 1, 2 & 3 fee interest and of the landlord’s interest in the ground lease, encumbering that land, as part of a tax deferred exchange under Section 1031 of the Internal Revenue Code.

10.	West Lakes and Rhodes: In December 2004, we completed the fit outs of the two cinemas with a total of 15 screens. The leases and development rights for the two cinemas were acquired as part of the Anderson acquisition discussed below.

11.	Botany Downs: On December 24, 2004, we opened an 8-screen cinema located in a suburb of Auckland, New Zealand and owned in an unincorporated joint venture with our partner in the Berkeley Cinemas chain in New Zealand.

12.	Sutton Redevelopment Investment: On September 14, 2004, we acquired for $2.3 million a non-managing membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan. Our membership interest represents a 25% interest in the LLC, and was issued to us by 205-209 East 57th Street Associates, LLC in consideration of a capital contribution equal to 25% of its total book capital, calculated after taking into account the effect of our capital contribution. During the first quarter of 2005, we increased our investment by $719,000 in the 205-209 East 57th Street Associates, LLC to maintain our 25% equity ownership in the joint venture in light of increased budgeted construction costs.

13.	Movieland Cinemas Circuit: In August 2004, we closed a series of agreements which, together, provided for the acquisition of six existing New Zealand cinemas, representing 27 screens, and in the case of three of these locations, the fee interests underlying such cinemas. Two of the locations included ancillary retail and commercial tenants. We also acquired the plans and permits for the development of an additional two screens at each of two of the cinemas, for a potential increase of 4 additional screens.

We acquired the “Movieland Circuit” in New Zealand for $7.2 million (NZ$10.7 million) representing a multiple of approximately 5 times projected cash flow and the underlying fee interests of three of the cinema properties for $7.4 million (NZ$11.1 million) representing a capitalization rate of approximately 9%.

The acquisition costs of these cinemas and fee interests amounting to $14.6 million (NZ$21.8 million) was funded by a combination of $13.3 million (NZ$19.8 million) of working capital, $792,000 (NZ$1.2 million) in shares of our Class A Common Stock (98,949 shares issued at $8.00 per share (NZ$11.94, using a NZ$ to US$ exchange ratio of $0.67)), and a $546,000 (NZ$784,000) purchase money promissory note. The working capital was funded through a combination of cash of $5.4 million (NZ$8.1 million) and a drawdown under of our banking facility in New Zealand of $8.3 million (NZ$12.3 million). The shares issued included a non-transferable option to put to us the Class A Common Stock issued to them at a put price of NZ$11.94 at any time during January 2006. On January 27, 2006, this put option was exercised by the sellers resulting in the extinguishment of this obligation for a net settlement value of $24,000. The $546,000 (NZ$784,000) purchase money promissory note has an interest rate of 5.50%. Pursuant to the terms of the note, the principal and interest of this note was paid in full in February 2006.

14.	Anderson Cinema Circuit: On July 1, 2004, we acquired most of the assets of the Australia based “Anderson Circuit” for $5.7 million (AUS$8.0 million) giving us four existing cinemas with 22 screens and agreements to lease with respect to two additional cinemas (with an additional 15 screens) in two facilities then under construction.

The total acquisition costs of these cinemas, of $5.7 million (AUS$8.0 million), excluding the cost of the fit-out of the two development cinemas, were met from our own funds in conjunction with a $3.4 million (AUS$4.7 million) drawdown on our $39.3 million (AUS$55.0 million) bank facility. As part of this acquisition, several landlords required bank guarantees, which increased our restricted cash by $296,000 (AUS$417,000) and reduced our total credit facility by $1.9 million (AUS$2.7 million). The total fit-out cost for the two development cinemas aggregated $3.8 million (AUS$5.0 million) and was paid from our own funds.

As ownership of the various cinemas in the circuit was divided among a variety of entities and subject to the claims of a variety of creditors, the acquisitions were ultimately structured as the acquisition of (i) the shares of one company, which owns as its sole asset the 10-screen leasehold cinema at Epping (a suburb of Melbourne), (ii) agreements to lease with respect to two leasehold cinemas opened in the fourth quarter at Rhodes (8 screens) (a suburb of Sydney) and West Lakes (7 screens) (a suburb of Adelaide), and (iii) two existing leasehold cinemas at Melton (5 screens) and Sunbury (5 screens) (all suburbs of Melbourne).

15.	Angelika – Plano: We have been retained to manage an art cinema in Plano, Texas which is being operated under our Angelika name and which commenced operations in June 2004.
Results of Operations
     We currently operate two operating segments: Cinema and Real Estate. Our cinema segment includes the operations of our consolidated cinemas. Our real estate segment includes the operating results of our commercial real estate holdings, cinema real estate, live theater real estate and ETRCs.
     The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands).

Year Ended December 31, 2005	Cinema	Real Estate	Total

Revenue	$86,760	$14,310	$101,070
Operating expense	70,452	7,359	77,811
Depreciation & amortization	8,323	3,674	11,997
General & administrative expense	5,894	38	5,932

Segment operating income	$2,091	$3,239	$5,330

Year Ended December 31, 2004

Revenue	$74,324	$13,078	$87,402
Operating expense	60,129	6,948	67,077
Depreciation & amortization	8,094	3,629	11,723
General & administrative expense	4,373	23	4,396

Segment operating income	$1,728	$2,478	$4,206

Year Ended December 31, 2005	Cinema	Real Estate	Total

Revenue	$67,128	$9,556	$76,684
Operating expense	51,435	7,379	58,814
Depreciation & amortization	7,068	3,700	10,768
General & administrative expense	3,911	7	3,918

Segment operating income (loss)	$4,714	$(1,530)	$3,184

Reconciliation to net income:	2005	2004	2003

Total segment operating income	$5,330	$4,206	$3,184
Non-segment:
Depreciation and amortization expense	387	100	184
General and administrative expense	11,315	10,428	8,839

Operating loss	(6,372)	(6,322)	(5,839)
Interest expense, net	(4,473)	(3,078)	(2,567)
Other income (expense)	19	884	3,138
Minority interest	(579)	(112)	(249)
Gain on disposal of discontinued operations[1]	13,610	—	—
Income (loss) from discontinued operations	(1,379)	(469)	(288)
Income tax expense	(1,209)	(1,046)	(711)
Equity earnings of unconsolidated investments	1,372	1,680	588

Net income (loss)	$989	$(8,463)	$(5,928)

Cinema
     As described above, one of our primary businesses consists of the ownership and operation of cinemas. At December 31, 2005, we owned and operated, directly or indirectly through consolidated joint ventures, 220 screens in 33 cinema complexes compared to 262 screens in 39 cinemas at December 31, 2004. During 2005, we also had unconsolidated joint venture interests in an additional 67 screens in 11 cinema complexes and we operated, directly or indirectly, 14 screens in 3 cinema complexes in which we had no ownership interest. The change in cinemas and screens that we owned and operated, directly or indirectly through consolidated joint ventures is summarized as follows:

	Cinemas	Screens

Number at December 31, 2004	39	262
Less: Sale of Colac cinema (Australia)	1	2
Less: Sale of Puerto Rico circuit	6	48
Add: Elizabeth cinema (Australia)	1	8

Number at December 31, 2005	33	220

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

[1]	Comprised of $12.0 million from the sale of our Glendale office building and $1.6 million from the sale of our Puerto Rico cinema operations.

     The following tables detail our operating results for our 2005, 2004 and 2003 cinema segment, adjusted to reflect the discontinuation of our Puerto Rico cinema operations, respectively (dollars in thousands):

Year Ended December 31, 2005	United States	Australia	New Zealand	Total

Admissions revenue	$17,802	$33,142	$11,926	$62,870
Concessions revenue	4,979	10,505	3,618	19,102
Advertising and other revenues	1,646	2,233	909	4,788

Total revenues	24,427	45,880	16,453	86,760

Cinema costs	17,869	38,045	9,944	65,858
Concession costs	1,054	2,448	1,092	4,594

Total operating expense	18,923	40,493	11,036	70,452

Depreciation and amortization	1,822	5,537	964	8,323
General & administrative expense	5,839	74	(19)	5,894

Segment operating income (loss)	$(2,157)	$(224)	$4,472	$2,091

Year Ended December 31, 2004	United States	Australia	New Zealand	Total

Admissions revenue	$15,584	$31,385	$7,908	$54,877
Concessions revenue	4,338	9,451	2,293	16,082
Advertising and other revenues	1,374	1,600	391	3,365

Total revenues	21,296	42,436	10,592	74,324

Cinema costs	16,734	33,577	5,953	56,264
Concession costs	904	2,213	748	3,865

Total operating expense	17,638	35,790	6,701	60,129

Depreciation and amortization	2,081	5,293	720	8,094
General & administrative expense	3,987	66	320	4,373

Segment operating income (loss)	$(2,410)	$1,287	$2,851	$1,728

Year Ended December 31, 2003	United States	Australia	New Zealand	Total

Admissions revenue	$18,709	$24,700	$5,783	$49,192
Concessions revenue	4,988	7,607	1,682	14,277
Advertising and other revenues	1,683	1,667	309	3,659

Total revenues	25,380	33,974	7,774	67,128

Cinema costs	19,301	25,052	3,883	48,236
Concession costs	793	1,862	544	3,199

Total operating expense	20,094	26,914	4,427	51,435

Depreciation and amortization	3,127	3,407	534	7,068
General & administrative expense	4,243	(332)	—	3,911

Segment operating income (loss)	$(2,084)	$3,985	$2,813	$4,714

2005 Compared to 2004
•	Cinema revenue increased in 2005 by $12.4 million or 16.7% compared to 2004. The geographic activity of our revenues can be summarized as follows:
o	United States — Revenues in the United States increased by $3.1 million or 14.7%. This increase in revenues was attributable to an increase in admissions revenues by $2.2 million, concessions revenues by $641,000, and advertising and other revenues by $272,000. The significant increase in admissions revenues resulted from higher admissions related to improved access to film product subsequent to our settlement with Universal and Fox of our Village East litigation.

o	Australia — Revenues in Australia increased by $3.4 million or 8.1%. This increase in revenues was attributable to an increase in admissions revenues by $1.7 million, concessions revenues by $1.1 million, and advertising and other revenues by $633,000. $7.1 million of the increase in revenues was as a result of our purchase of the Anderson Circuit and the opening of our West Lakes and Rhodes cinemas in 2004 and the opening of our Elizabeth cinema in October 2005. This increase in revenues was offset by lower revenues from our existing cinemas as we noted an overall decrease in annual admissions which we believe to be primarily the product of generally less appealing film offerings in 2005.

o	New Zealand — Revenues in New Zealand increased by $5.9 million or 55.3%. This increase in revenues was attributable to an increase in admissions revenues by $4.0 million, concessions revenues by $1.3 million, and advertising and other revenues by $518,000. $5.6 million of the increase was as a result of our purchase of the Movieland Circuit in 2004.
•	Operating expense increased in 2005 by $10.3 million or 17.2% compared to 2004.
o	United States — Operating expenses in the United States increased by $1.3 million or 7.3% resulting from higher admissions and concession sales.

o	Australia — Operating expenses in Australia increased by $4.7 million or 13.1%. This increase was mainly due to higher admissions and concessions resulting from the addition of six new theaters. However, we noted that our previously existing sites recorded higher operating expenses as a percentage of revenues from fixed costs including rent and other operating expenses.

o	New Zealand — Operating expenses in New Zealand increased by $4.3 million or 64.7%. This increase was due to higher admissions and concessions resulting from the addition of six new theaters.
•	Depreciation expense increased in 2005 by $229,000 or 2.8% compared to 2004. The increase was primarily from our late-year 2004 acquisitions of the Anderson and Movieland Circuits and the addition of two new leasehold cinemas in December 2004.

•	General and administrative expense increased in 2005 by $1.5 million or 34.8% compared to 2004. The increase was primarily related to legal services for our continuing anti-trust litigation with respect to the access of our Village East cinema to first run commercial film products.

•	Cinema segment operating income increased in 2005 by $363,000 compared to 2004 primarily resulting from our new operations in Australia and New Zealand and our increased admissions at our existing cinemas in the United States.
2004 Compared to 2003
•	Cinema revenue increased in fiscal 2004 by $7.2 million or 10.7% when compared to fiscal 2003. Most of the $11.3 million increase noted in Australia and New Zealand was related to activity from our new Anderson Circuit and Movieland Circuits. This increase was proportionately distributed between admissions and concessions revenues. However, these increases were offset by a decline in our domestic admissions and concessions revenue primarily related to the refusal of Universal and Fox to supply our domestic cinemas with film product as a result of our antitrust lawsuit against them. Cinema revenues are primarily related to admissions which are directly related to our ability to obtain desirable product from our distributors.

•	Cinema operating expense increased in fiscal 2004 by $8.7 million or 16.9% when compared to fiscal 2003. Approximately $8.0 million and $666,000 of the increased costs of sales was related to cinema costs and concession costs, respectively. Of these fiscal 2004 increases, $8.9 million was from our Australian operations and $2.3 million was from our New Zealand operations, mostly related to our new Anderson and Movieland Circuits, which were acquired in July and August 2004, respectively. However, these increases were offset by a decline in theater film rental costs and concessions costs at our domestic theaters primarily related to our Village East lawsuit. Overall our operating expenses for twelve months year-to-year were 81% and 77% of gross revenue for 2004 and 2003, respectively.

•	Depreciation expense increased in fiscal 2004 by $1.0 million or 14.5% when compared to fiscal 2003. The fiscal 2004 increase was primarily from our mid-year 2004 acquisitions of the Anderson and Movieland Circuits in Australia and New Zealand, respectively, and an increased domestic depreciation expense stemming from various renovation/remodeling projects undertaken at the Angelika New York and Village East cinemas offset by a 2003 charge of $890,000 to amortization expense related to our City Cinemas purchase option under intangible assets.

•	General and administrative expense increased in fiscal 2004 by $462,000 or 11.8% when compared to fiscal 2003. The increase in general and administrative expenses is primarily related to the pre-opening expenses at our two new cinemas in Australia that opened in December 2004. As they were only open for less than a month, their operating results for 2004 were distorted by their inability over this truncated period to generate sufficient earnings to offset these pre-opening expenses.

•	Cinema operating income decreased in fiscal 2004 by $3.0 million when compared to fiscal 2003.
Real Estate
     As discussed above, our other major business segment is the development and management of real estate. These holdings include our rental live theaters, certain fee owned properties used in our cinema business, and unimproved real estate held for development. The following tables detail our operating results for our 2005, 2004 and 2003 real estate segment adjusted to reflect the sale of our Glendale property (dollars in thousands):

Year Ended December 31, 2005	United States	Australia	New Zealand	Total

Live theater rental and ancillary income	$5,199	$—	$—	$5,199
Property rental income	1,118	4,266	3,727	9,111

Total revenues	6,317	4,266	3,727	14,310

Live theater costs	2,925	—	—	2,925
Property rental cost	692	2,118	1,624	4,434

Total operating expense	3,617	2,118	1,624	7,359

Depreciation and amortization	296	1,588	1,790	3,674
General & administrative expense	29	8	1	38

Segment operating income	$2,375	$552	$312	$3,239

Year Ended December 31, 2004	United States	Australia	New Zealand	Total

Live theater rental and ancillary income	$4,557	$—	$—	$4,557
Property rental income	1,039	4,542	2,940	8,521

Total revenues	5,596	4,542	2,940	13,078

Live theater costs	2,477	—	—	2,477
Property rental cost	633	2,225	1,613	4,471

Total operating expense	3,110	2,225	1,613	6,948

Depreciation and amortization	479	1,471	1,679	3,629
General & administrative expense	22	—	1	23

Segment operating income (loss)	$1,985	$846	$(353)	$2,478

Year Ended December 31, 2003	United States	Australia	New Zealand	Total

Live theater rental and ancillary income	$4,298	$—	$—	$4,298
Property rental income	1,098	1,854	2,306	5,258

Total revenues	5,396	1,854	2,306	9,556

Live theater costs	2,434	—	—	2,434
Property rental cost	648	2,709	1,588	4,945

Total operating expense	3,082	2,709	1,588	7,379

Depreciation and amortization	481	1,764	1,455	3,700
General & administrative expense	6	—	1	7

Segment operating income (loss)	$1,827	$(2,619)	$(738)	$(1,530)

2005 Compared to 2004
Rental Real Estate Holdings
For fiscal 2005, our rental generating real estate holdings consisted of the following properties:

•	Our Belmont, Western Australia ETRC, our Auburn, New South Wales ETRC and our Wellington, New Zealand ETRC;

•	Our Newmarket shopping center in Newmarket, Queensland, a suburb of Brisbane. The first retail tenants opened in November 2005, and it is anticipated that the center will be fully opened by April 2006. The center is ultimately intended to be an ETRC, and applications are currently being processed for the construction of an approximately 31,560 square foot cinema as a part of the complex;

•	Three single auditorium live theaters in Manhattan (Minetta Lane, Orpheum, and Union Square) and a four auditorium live theater complex in Chicago (The Royal George) and, in the case of the Union Square and the Royal George their accompanying ancillary retail and commercial tenants;

•	The ancillary retail and commercial tenants at some of our non-ETRC cinema properties; and

•	An office building located in Glendale, California (which we sold on May 17, 2005 as part of a tax deferred exchange under Section 1031 of the Internal Revenue Code).
     In addition, we have approximately 2.5 million square feet of unimproved real estate held for development in Australia and New Zealand, discussed in greater detail below, and certain unimproved land in the United States that was used in our historic activities. We also own an 8,783 square foot commercial building in Melbourne, which serves as our administrative headquarters for Australia and New Zealand.
     In 2005 we acquired the following real property interests:

•	The 8,783 square foot commercial building in Melbourne, Australia which we use as the administrative headquarters for our operations in Australia and New Zealand;

•	The fee interest and the lessor’s interest in the ground lease underlying our Cinemas 1, 2 & 3 property in Manhattan; and

•	The lessee’s interest in the same ground lease.

For 2005, we achieved the following results in our real estate segment:

•	Revenue increased by $1.2 million or 9.4% when compared 2004. Of this increase, approximately $642,000 was attributable to an increase in rent from our domestic live theaters and $866,000 was from higher rental revenue and higher occupancy rates from our New Zealand ETRC and domestic properties. These increases were somewhat offset by a $276,000 decrease in rental revenue related to a reduction in the percentage rent generated by our Australian properties.

•	Operating expense increased by $411,000 or 5.9% when compared to 2004. This increase mostly relates to an increase in variable costs associated with our live theater facilities.

•	Depreciation expense increased by $45,000 or 1.2% when compared to 2004. The majority of this increase was attributed to the newly acquired properties in Australia and New Zealand.

•	General and administrative expense decreased by $15,000 when compared to 2004.

•	Real estate segment operating income increased by $761,000 when compared to 2004 mostly related to our overall increase in revenues while holding total costs at approximately the same amount as in the prior year.

•	In May 2005, we sold our interest in our Glendale office building for $20.4 million. However, as the sale of this property is treated for accounting purposes as a discontinued operation, its operating results have been backed out of our results for 2005, 2004 and 2003. Our Glendale office building contributed $750,000, $1.7 million and $1.7 million in EBITDA to our Company annually in 2005, 2004 and 2003, respectively.

Property Held For or Under Development
For fiscal 2005 our investments in property held for or under development consisted of:

•	An approximately 50.6 acre property located in the Burwood area of Melbourne, Australia, recently rezoned from an essentially industrial zone to a priority zone allowing a variety of retail, entertainment, commercial and residential uses and currently in the planning stages of development;

•	An approximately 2.9 acre property located in the Moonee Ponds area of Melbourne, Australia, currently in the planning stage as an ETRC;

•	An approximately 2.1 acre property located next to our Auburn ETRC in the Auburn area of Sydney, Australia. This property is in an area adjacent to the 2000 Olympic Village in Sydney and is currently being considered by local governmental authorities for significant up-zoning;

•	An approximately 0.9 acre property located adjacent to the Courtenay Central ETRC in Wellington, New Zealand. While we have received all necessary governmental approvals to develop the site for retail, commercial and entertainment purposes as Phase II of our existing ETRC, we have not been able to find suitable anchor retail tenants willing to pay the rentals necessary to support development at this time. Accordingly, this project is essentially in a holding pattern while we await a turnaround in the retail market and consider alternative uses for the site; and

•	A 25% interest in the company redeveloping the site of our old Sutton Cinema site in Manhattan, New York. The property is being redeveloped as an approximately 100,000 square foot residential condominium project with ground floor retail and is being marketed under the name “Place 57.” The project is in the final construction phase of development, and over 90% of the residential units are currently in escrow. We anticipate these residential unit sales contracts will close in the second quarter of this year.
2004 Compared to 2003
Rental Real Estate Holdings
     For fiscal 2004, our rent-generating real estate holdings consisted of principally the same properties, with the exception that our Newmarket Shopping center was listed as a property held for development, rather than as a rental income property.
During 2004, we acquired the following real property interests:

•	Three fee parcels, incident to our acquisition of the Movieland Circuit in New Zealand. These parcels included, in addition to cinemas, expansion space for two of the cinemas and the ancillary retail and commercial tenants at two of the locations and

•	An approximately 13,390 square foot parcel next to our Newmarket site. It is anticipated that the acquisition of this fee interest will enable us to develop a cinema at that site.

Net income increased in 2004 for the real estate segment compared to 2003, primarily due to the following:

•	An increase in rental revenue at our Australia and New Zealand ETRCs due to higher occupancy rates;

•	An increase in rental revenue relating to the ancillary retail and commercial tenants at two of our locations acquired in the Movieland acquisition;

•	Renegotiation of rents at our Union Square property which resulted in a $358,000 per annum increase; and

•	A 2% decrease in “dark-time” (period when the live theaters carry no productions) when compared to fiscal 2003 at our rental live theaters. The rental live theaters’ decrease in dark time was positively impacted by the continued success of the production, Stomp, at our Orpheum Theatre as well as improved occupancy rates in our Royal George Theatre (where a production has been in our main stage for 31 weeks in 2004; this stage had been dark for 49 weeks in 2003) and Minetta Theatre.

Property Held For or Under Development
     For fiscal 2004 our properties held for or under development were the same as in 2005, with the exception that our Newmarket property was at that time still in the development stage and accordingly classified as a property held for development rather than as a rental property.
Corporate
2005 Compared to 2004
     Corporate expense/income includes expense and/or income that is not directly attributable to our other operating segments.
     During 2005, the increase of $887,000 in corporate General and Administrative expense was primarily made up of:
•	$1.1 million from an additional bonus accrual for our Chief Executive Officer’s new employment contract offset by

•	Lower rental expense to Sutton Hill Capital as we have purchased properties which we now finance through debt.

During 2005:

•	Our net interest expense increased by $1.4 million primarily due to increased borrowings related to our 2005 and 2004 acquisitions in the U.S., Australia, and New Zealand;

•	Our other income decreased by $865,000 primarily due to fewer foreign exchange gains compared to 2004;

•	Our minority interest expense increased by $467,000 compared to 2004 due to an improvement in cinema admission sales particularly in our Angelika New York cinema;

•	We recorded a net gain of $13.6 million on sales of discontinued operations from the sale of our Glendale Building and our Puerto Rico cinema operations;

•	Our losses from discontinued operations increased by $910,000 due to reduced operating income from our Puerto Rico operations and due to the fact we sold the Puerto Rico operations just prior to the summer when we historically record the majority of our annual admission sales;

•	Income tax expense increased by $163,000; and

•	Equity earnings from unconsolidated investments decreased by $308,000 due to lower admissions at our joint venture cinemas compared to 2004.
2004 Compared to 2003
     During 2004, the increase of $1.6 million in corporate General and Administrative expense was primarily made up of:
•	Costs for Sarbanes-Oxley implementation and the associated first year audit costs of $520,000;

•	Duplicate salaries and severance payments relating to a major change-over in executive personnel at our Australian operation of approximately $540,000; and

•	Bank fees associated with financing activities that ultimately were not consummated due to our decision to pursue alternate financing opportunities amounted to approximately $165,000.

In addition, during 2004:

•	Net interest expense of $3.1 million which was $531,000 higher than 2003 because of higher debt and interest rates and an $91,000 increase in interest related to marking our interest swap instruments to market in accordance with SFAS No. 133 – Accounting for Derivatives;

•	Other income suffered from the absence of (i) the $500,000 in income associated with the release of the option, recorded in 2003 which we received as part of the consideration for the disposition of our interest in the Murray Hill cinema and (ii) the $2.3 million recorded in 2003 with respect to the settlement of certain litigation claims in Australia;

•	Equity earnings from our affiliates of $1.7 million which was $1.1 million higher than 2003 primarily due to a full year of earnings from our joint venture cinema in Christchurch, New Zealand, which opened in September 2003 and a full year of earnings from our joint venture cinema in Mt. Gravatt, New South Wales venture which effected earnings from May 2003; and

•	$1.7 million of realized exchange gain on monies transferred from our Australian subsidiary to the US parent.
Consolidated net income (loss)
     This year, we have achieved net income of $989,000. However, over the past several years we have consistently experienced net losses. Also, our shift this year to a net income from a net loss position is primarily attributable to a $12.0 million gain booked on our sale this year of our Glendale, California office building. This trend follows our focus on acquisitions and development of real estate which results in high depreciation and amortization expense and which during the holding and development stages produce little or no operating income for our company. Also, our efforts to break into the Australian cinema and real estate markets and to obtain film for our Village East cinema in Manhattan have resulted in significant legal expense. Our litigation expenses for years ending 2005, 2004 and 2003 were $5.0 million, $4.6 million and $3.7 million, respectively. Finally, our Puerto Rico operations, while generating significant gross revenues, produced little or no profit or cash flow in previous years. For this reason, we sold the Puerto Rico operations in June 2005.
     As evidenced by the above table at Item 6 – Selected Financial Data, we believe the trend of annual net losses is improving when one compares annual net losses to the amount of depreciation and amortization incurred in each of those years. However, although we noted a similar pattern in 2005, we achieved lower profit margin than expected from our new cinema operations in Australia and New Zealand, principally due to reduced average per screen attendances. We continue to focus our efforts on minimizing overhead costs while increasing operating assets and operating income in an effort to improve our profitability over time.
     Looking forward, factors that will likely positively affect our income are

•	The opening of our newest ETRC at Newmarket, Queensland which is 87% leased;

•	The inclusion of full year earnings for our newly acquired interest in Rialto Entertainment and our newly opened 8-screen leasehold cinema in Adelaide, Australia;

•	The inclusion of full year of rental income for our new restaurant tenant at our Royal George Theatre complex in Chicago;

•	The disposition of our Puerto Rico cinema operations;

•	The completion of implementation of the internal controls required by Sarbanes Oxley and of our new Yardi accounting software package; and

•	The anticipated closing of current contracts to sell 61 of the 68 retail condominium units currently being constructed as a part of Place 57 on 57th Street in Manhattan.
     However, with the opening of our Newmarket ETRC we will no longer be capitalizing interest expense, and will begin depreciation of the improvements constructed at that site. Also, the sale of our Glendale, California office building resulted in a $1.7 million decrease in annual EBITDA and the reinvestment of the proceeds of that sale in the fee and ground lease interests underlying our Cinemas 1, 2 & 3 property resulted in a $1.0 million savings in rent expense netting to an approximately $633,000 decrease in cash flow per annum. Furthermore, no assurances can be given that we will elect to, or be able to, generate earnings through the sale of properties such as our Glendale office building – which was our only income producing property in the United States with no entertainment component.

Business Plan, Capital Resources and Liquidity of the Company
Financial Condition
     Our business plan is to continue to identify, develop and acquire cinema, live theater properties and other properties that may be of an entertainment nature, focusing on those opportunities where we can acquire either the fee interest underlying such operating assets, or long-term leases, which provide flexibility with respect to the usage of such leasehold estates. We continue to focus our acquisitions and development activities primarily in Australia and New Zealand as we believe that there are currently better opportunities in these markets than domestically. Also, pursuant to our prior year’s plans, we have disposed of our Puerto Rico cinema circuit. We continue to close under-performing cinema assets, or to sell those which have value as real estate significantly in excess of their value as cinemas.
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
     In February 2006, we completed the process of rezoning our 50.6 acre site in suburban Melbourne from an essentially industrial zone into a priority zone permitting a wide variety of retail, entertainment, commercial and residential uses. The full development of this property is currently anticipated to require approximately 9 years and funding of approximately $500 million. This project is, accordingly, anticipated to be a major focus of our efforts in the years to come.
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
     Currently, our liquidity needs continue to arise mainly from:
•	Working capital requirements;

•	Capital expenditures; and

•	Debt servicing requirements.
Operating Activities
2005 Compared to 2004. Cash provided by operations was $2.6 million compared to $517,000 in 2004. The increase in cash provided by operations of $2.1 million was due primarily to:
•	A $592,000 increase of cash provided by our cinema operations notably $1.8 million from our new cinemas in New Zealand offset by a $1.2 million decrease cash provided by our Australia cinema operations resulting from lower admissions, driving lower revenues, which, coupled with non-revenue dependant costs from our previously existing cinema sites could not be fully offset by the cash flow from our cinema sites acquired or opened during the latter half of 2004 and during 2005;

•	An $806,000 increase in cash provided by our real estate operations primarily due to increased cash flow coming from the New Zealand properties that we purchased in 2004;

•	Approximately $494,000 of cash received in payment of certain legal claims in 2005; and

•	The non-recurrence of $165,000 in cash paid in 2004 for costs related to negotiations with a borrower with whom we ultimately did not consummate a credit facility.

2004 Compared to 2003. Cash provided by operating activities was $517,000 in 2004 compared with $6.8 million provided by operations in 2003. The decrease in cash from operating activities between 2004 and 2003 of $6.3 million was primarily due to:
•	A decrease in cash of approximately $1.6 million due to reduced operating cash flows from our cinemas predominately in the United States resulting from our lack of quality film product due primarily to the refusal of Universal and Fox to provide film to our domestic cinemas as a consequence of our antitrust lawsuit against them;

•	A decrease in cash of $573,000 due to increased legal costs paid in 2004 compared to 2003 primarily related to our anti-trust lawsuit against Universal, Fox, and certain other distributors and against Regal;

•	A decrease in cash of $700,000 due to increased interest paid in 2004 versus 2003 due to our increased borrowings;

•	A decrease in cash of $884,000 due to lower proceeds from litigation settlements in 2004 compared to 2003;

•	A $1.0 million decrease in cash due to cash received in 2003 for a one-time sale of certain marketable securities;

•	A $220,000 increase of cash used in inventory related to our increase in business in 2004 compared to 2003;

•	A $244,000 increase of cash used as restricted cash in 2004 compared to 2003 related to lease guarantees required for our new operations in Australia;

•	A decrease of cash of approximately $650,000 due to a change in deferred revenues driven by reduced sales of theater gift certificates in 2004 when compared to 2003; and

•	A $400,000 decrease in cash due to higher film rent payments in early 2004 due to 2003 year-end blockbuster film rentals. This trend was not repeated at the 2004 year-end.
Investing Activities
Cash used in investing activities for 2005 was $36.8 million compared to $17.3 million in 2004, and $4.8 million in 2003. The following summarizes our investing activities for each of the three years ending December 31, 2005:
     The $36.8 million cash used in 2005 was primarily related to:
•	$12.6 million in net proceeds from the sales of our Glendale office building and Puerto Rico operations;

•	$1.0 million cash provided by a decrease in restricted cash; and

•	$515,000 in cash proceeds from the sale of certain surplus properties used in connection with our historic railroad activities; offset by

•	$13.7 million paid for acquisitions including $11.8 million for the acquisition of the fee interest lessor’s ground lease interest and lessee’s ground lease interest of the Cinemas 1, 2 & 3 property in New York City and $2.0 million (AUS$2.6 million) paid for our new Melbourne office building;

•	$6.5 million primarily paid to invest in or add capital to our existing investments in unconsolidated joint ventures including $4.8 million (NZ$6.9 million) to purchase 100% of the stock of Rialto Entertainment, $694,000 (NZ$1.0 million) to purchase a 1/3 interest in Rialto Distribution, and $719,000 cash paid as additional capital contributions with respect to our joint venture investment in the 205-209 East 57th Street Associates, LLC;

•	$30.5 million in purchases of equipment and development of property. In Australia, $28.4 million related primarily to the construction work on our Newmarket development in a suburb of Brisbane and the fit-out of our 8-screen Adelaide cinema which opened on October 20, 2005. $2.1 million in purchases of equipment primarily related to the renovation of our U.S. and New Zealand cinemas; and

•	$376,000 paid to purchase certain marketable securities.
     The $17.3 million cash used in 2004 was primarily related to:

•	$20.0 million of business acquisition costs related to the Anderson Circuit acquisition for $5.7 million (AUS$8.0 million), the purchase of certain land adjacent to our Newmarket (Queensland) site for $1.0 million (AUS$1.4 million), and the Movieland Circuit acquisition for $13.3 million (NZ$19.8 million);

•	$3.8 million (AUS$5.0 million) related to the fit-outs to our Westlake and Rhodes leasehold cinemas (development opportunities acquired as a part of the Anderson Circuit);

•	$1.4 million expended on the Newmarket development project (an approximately 100,373 square foot shopping center located in a suburb of Brisbane, Australia);

•	$2.3 million paid to acquire a 25% membership interest in 205-209 E. 57th Street Associates, LLC, the limited liability company developing our old Sutton Cinema site in Manhattan; offset by

•	$13.0 million receivable payment on the Sutton Promissory Note, issued to us in partial consideration for the sale to 205-209 E. 57th Street Associates, LLC of our interest in the Sutton Cinema site.
     The $4.8 million cash used in 2003 was primarily related to:
•	Capital investments in connection with the development of our Newmarket and Burwood projects and improvements to our Angelika New York, Cinemas 1, 2, 3 and Village East cinemas and

•	The purchase of a 1/3rd interest in a Mt. Gravatt joint venture for approximately $2.2 million in connection with our 2003 legal settlement.
Financing Activities
2005 Compared to 2004. Cash provided by financing activities was $30.4 million in 2005 compared to $7.1 million in 2004. This increase is attributable to our increase in borrowings of approximately $31.7 million. These borrowings come from draws of approximately $9.2 million (AUS$11.9 million) and $22.5 million (AUS$29.6 million) from our Australian Corporate Credit Facility and our Newmarket Construction Loan, respectively.
2004 Compared to 2003. Cash provided by financing activities was $7.1 million in 2004 compared to $3.2 million used in financing activities in 2003. The $10.3 million change was primarily due to the funding of our 2004 cinema acquisitions in Australia and New Zealand as follows:
•	$60.7 million of proceeds in borrowings primarily from our credit facilities in Australia of $24.9 million (AUS$32.3 million) and in New Zealand of $35.5 million (NZ$50.0 million) and

•	$600,000 of lower distributions to minority interests; offset by

•	$52.4 million of repayments on existing debt and obligations.
Contractual Obligations
     The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	Thereafter

Long-term debt	$1,776	$5,098	$3,134	$81,922	$239	$3,151
Long-term debt to related parties	—	5,000	—	—	9,000	—
Lease obligations	9,908	10,260	9,604	9,506	9,356	70,674
Interest on long-term debt	8,088	8,264	7,631	3,380	955	173

Total	$19,772	$28,622	$20,369	$94,808	$19,550	$73,998

     In addition to the above, we have entered into a purchase commitment consisting of a put option valued on December 31, 2005 at approximately $24,000 in relation to the stock issued to the sellers of Movieland. On January

27, 2006 this put option was exercised and, pursuant to the agreement, on February 27, 2006, we paid $783,000 (NZ$1.2 million) to the sellers of the Movieland Circuit in exchange for their 98,949 Class A Common shares.
2005 Summary
     Our cash position at December 31, 2005 was $8.5 million compared to $12.3 million at December 31, 2004. The majority of the $3.8 million change related to the following transactions:
•	$13.1 million of cash provided by the sale of our Glendale Building, our Puerto Rico cinema operation, and certain surplus property;

•	$1.0 million of cash provided by a decrease in restricted cash;

•	$2.1 million of cash provided by operations from our new cinema locations in Australia and New Zealand and legal settlements related to certain litigation claims; and

•	$31.7 million of net borrowings in 2005; offset by

•	$30.5 million of cash used in the purchases of or additions to property and equipment primarily related to the development of our Newmarket ETRC, fit-out of our Adelaide, Australia cinema, and renovations to certain U.S. and New Zealand cinemas;

•	$13.7 million of cash used in acquisition purchases related to our purchase of the Cinemas 1, 2, & 3 fee and ground lease interests and our new Melbourne Office Building;

•	$6.5 million paid to invest in or add capital to our investments in unconsolidated joint ventures; and

•	$376,000 paid to purchase certain marketable securities.
2004 Summary
     Our cash position at December 31, 2004 was $12.3 million compared to $21.7 million at December 31, 2003. The majority of the $9.4 million difference relates to the following transactions:
•	Cash used in the purchase of the Anderson Circuit for $5.7 million (AUS$8.0 million) and the related fit-out costs of two new cinemas $3.8 million (AUS$5.0 million) totaling $9.5 million (AUS$13.0 million);

•	Cash used in the purchase of the Movieland circuit and related fee interests of $13.3 million (NZ$19.8 million);

•	Cash of $1.0 million (AUS$1.4 million) paid for the acquisition of land adjacent to our Newmarket property in a suburb of Brisbane, Australia;

•	Cash of $1.4 million expended on the Newmarket development project (an approximately 100,373 square foot shopping center located in a suburb of Brisbane, Australia), to date;

•	Cash of $800,000 deposited in connection with our acquisition of the Cinemas 1, 2 and 3 fee interest in Manhattan;

•	Cash of $2.3 million paid as our 25% ownership equity in the redevelopment of the property located on 57th Street just below 3rd Avenue in Manhattan as an approximately 100,000 square foot condominium complex; offset by

•	Net borrowings increase of $21.2 million primarily from increased borrowings in Australia and New Zealand.
Future Liquidity
     We believe that we have sufficient borrowing capacity under our new Australian bank loan facilities and our new New Zealand bank loan facility to meet our short-term working capital requirements.
     We have put into place several measures that have already had a positive effect on our overall liquidity, including:

•	Our Australian Corporate Credit Facility with the Bank of Western Australia, Ltd through our Australian subsidiary, Reading Entertainment Australia Pty Ltd (the “Australia Credit Facility”) was increased from $40.4 million (AUS$55.0 million) to $49.5 million (AUS$67.4 million). This additional liquidity will allow us to continue to expand our operations in Australia. This credit facility expires on January 1, 2009 and provides for interest-only payments until June 30, 2006. As of December 31, 2005, we have drawn down $32.4 million (AUS$44.2 million) on this facility with an additional reduction of the overall facility of $2.8 million (AUS$3.8 million) for bank guarantees;

•	On September 19, 2005, we issued a $9.0 million promissory note in exchange for the tenant’s interest in the ground lease estate that is currently between (i) our fee ownership of the underlying land and (ii) our current possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3 in Manhattan. This tenant’s ground lease interest was purchased from Sutton Hill Capital LLC (“SHC”);

•	On June 8, 2005, we sold the assets and certain liabilities associated with our Puerto Rico cinema operations for $2.3 million resulting in a $1.6 million gain. Net operating losses of $1.8 million and $688,000 were included in the loss from discontinued operations for the years ending 2005 and 2004, respectively, relating to these operations. No material income tax provision arises from this transaction;

•	In May 2005, we moved our Los Angeles corporate headquarters out of downtown to the City of Commerce, California, a suburb of Los Angeles, resulting in an annual savings of approximately $100,000;

•	On December 31, 2004 we entered into a $25.2 million (AUS$32.7 million) construction loan with the Bank of Western Australia, Ltd through our Australian subsidiary Newmarket Properties Pty, Ltd. This loan was used to finance the construction of our approximately 100,373 square foot shopping center, in Newmarket, Queensland, Australia. Between December 2005 and April 2006, the majority of the development opened for business. At December 31, 2005, we had drawn down $21.7 million (AUS$29.6 million). The remaining available credit will be used to finance any unpaid construction costs at December 31, 2005;

•	On November 23, 2004, we replaced our existing $20.9 million (NZ$31.3 million) New Zealand credit facility with a $35.5 million (NZ$50.0 million) credit facility providing us the funds to pay off the notes payable related to the Movieland acquisition and providing additional funds for current liquidity;

•	On September 14, 2004, we issued a $5.0 million promissory note to SHC at an interest rate of 8.98% per annum and we used the proceeds to in part invest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan;

•	On September 14, 2004, we fulfilled our remaining obligation under the City Cinemas Standby Credit Facility by paying $13.0 million to Sutton Hill Capital thus completing our $28.0 million commitment under the agreement; and

•	In January 2004, we concluded the consolidation of our worldwide insurance coverage at an anticipated saving of approximately $500,000 annually in insurance costs. In January 2005, this policy was renewed with an additional $100,000 savings and again in January 2006 with a similar savings.
     Potential uses for funds during 2006 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:
•	equity funding for several new developments in Australia and New Zealand; and

•	the payment of tenant improvement incentives to lessees in Australia.
     Based upon the current levels of the consolidated operations, further anticipated cost savings and future growth, we believe our cash flow from operations, together with both the existing and anticipated lines-of-credit and other sources of liquidity (including future potential asset sales) will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures and other operating needs.
     Estimated at approximately $500.0 million (AUS$680.8 million), our development in Burwood, Australia will clearly not be funded from normal working capital even in a phased approach. We have approached several financing sources who have already given a high-level, favorable response to this funding. However, we continue to investigate all options available to us including debt financing, equity financing, and joint venture partnering to achieve the optimal financing structure for this most significant development.
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
     We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. We review internal management reports on a monthly basis as well as monitor current and potential future competition in film markets for indications of potential impairment. We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment and we take into consideration, the seasonality of our business. If the sum of the estimated future cash flows, undiscounted, were to be less than the carrying amount of the asset, then an impairment would be recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on a discounted cash flow calculation. Goodwill and intangible assets are evaluated on a reporting unit basis which is basically our business segments. The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value. There are significant assumptions and estimates used in determining the future cash flows and terminal value. Accordingly, actual results could vary materially from such estimates. We had no impairment losses indicated or recorded for the year ended December 31, 2005.
     We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards. We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. As of December 31, 2005, we had recorded approximately $58.6 million of deferred tax assets related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards and tax credit carry forwards. These deferred tax assets were fully offset by a valuation allowance in the same amount, resulting in a net deferred tax asset of zero. The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income. There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carry forwards and tax credit carry forwards.
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
     Our exposure to interest rate risk arises out of our long-term debt obligations. Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a fixed rate into a variable rate and vice versa. Our internal procedures allow us to enter into derivative contracts on certain borrowing transactions to achieve this goal. Our Australian credit facilities provide for floating interest rates but require that not less than a certain percentage of the loans be swapped into fixed rate obligations using the following derivative contracts:
•	Our Australian Credit Facility provides for floating interest rates based on the Bank Bill Swap Bid Rate (BBSY bid rate), but requires that not less than 70% of the loan be swapped into fixed rate obligations. The facility allowed us to utilize the old swap that was in place for our previous facility, at 6.70%, through its term, and to swap up to 70% of the maximum credit facility immediately. As a result, at December 31, 2005, the floating rate portion at 6.70% was $12.2 million (AUS$16.6 million); the old swap at 6.70% was notionally $9.0 million (AUS$12.3 million); and the new swap, at 7.44% was notionally $11.2 million (AUS$15.3 million). The old swap fully expires on December 31, 2007, at which time the full swap amount will be held under the new swap, which expires on December 31, 2008. All interest rates above include a 1.00% interest rate margin.

•	The Australian construction/term facility of $23.8 million (AUS$32.7 million) provides for a floating rate of interest, but requires not less than 70% of the loan to be swapped into fixed rate obligations. At December 31, 2005, the fixed rate portion was at 7.43%. The current swap continues until May 31, 2006. The construction loan converts to a term loan on completion of the construction, and is interest only during the construction period and for the remaining years of the term loan expiring on January 1, 2009. As of December 31, 2005, the balance of this loan was $21.7 million (AUS$29.6 million). All interest rates above include a 1.00% interest rate margin.
     In accordance with SFAS No. 133, we marked our Australian interest rate swap instruments to market resulting in a $171,000 (AUS$180,000) increase, a $91,000 (AUS$118,000) increase and an $80,000 (AUS$106,000) decrease to interest expense during 2005, 2004 and 2003, respectively.
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

Recent Accounting Pronouncements
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Abstract No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination, (EITF 05-06) to address issues related to the amortization period for leasehold improvements acquired in a business combination or placed in service after and not contemplated at the beginning of the lease term. The Task Force reached a consensus that these types of leasehold improvements should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the acquisition or the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements, but should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The application of this consensus did not have a material impact on the Company’s results of operations or financial condition.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.
     In March 2005, the FASB issued SFAS Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies guidance provided in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of the interpretation did not have a material effect on our results of operations or financial condition.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 (SFAS 153). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS 153 will have a material impact on our results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123 – Revised, Share Based Payment. The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Public companies may apply the standard on a modified prospective method. Under this method, a company records compensation expense for all awards it grants after the date it adopts the standard. In addition, public companies are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. During 2005, the Securities and Exchange Commission deferred the effective date of this statement until the first annual period beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

Business Climate
Cinema Exhibition — General
     There is considerable uncertainty in the film industry as to the future of digital exhibition and in-the-home entertainment alternatives. In the case of digital exhibition, there is currently considerable discussion within the industry as to the benefits and detriments of moving from conventional film projection to digital projection technology. There are issues as to when it will be available on an economically attractive, basis, as to who will pay for the conversion from conventional to digital technology between exhibitors and distributors, as to what the impact will be on film licensing expense, and as to how to deal with security and potential pirating issues if film is distributed in a digital format. In the case of in-the-home entertainment alternatives, the industry is faced with the significant leaps achieved in recent periods in both the quality and affordability of in-the-home entertainment systems and in the accessibility to entertainment programming through cable, satellite and DVD distribution channels. These are issues common to both our domestic and international cinema operations.
Cinema Exhibition – Australia / New Zealand
     The film exhibition industry in Australia and New Zealand is highly concentrated and somewhat vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors, also serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow. Typically, the Major Exhibitors own the newer multiplex and mega-plex cinemas, while the independent exhibitors typically have older and smaller cinemas. Accordingly, we believe it likely that the Major Exhibitors may control upwards of 75% of the total cinema box office in Australia and New Zealand. Also, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under-shared facility arrangements, and have historically not engaged in head-to-head competition, except in the downtown areas of Sydney and Melbourne.
Cinema Exhibition – North America
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
Cinema Exhibition – Puerto Rico
     On June 8, 2005, we sold our assets and certain liabilities associated with our Puerto Rico cinema operations for $2.3 million resulting in a $1.6 million gain. Net losses of $1.8 million and $688,000 were included in the loss from discontinued operations for the years ending 2005 and 2004, respectively, relating to these operations. No material income tax provision arises from this transaction.

Real Estate – Australia and New Zealand
     Commercial and retail property values have remained high in Australia and New Zealand due to sound economic growth and controlled interest rates. New Zealand has enjoyed consistent growth in rentals and values with some signs in late 2005 that this has plateaued in the short term. Project commencements have declined with indications that construction prices will tighten this year. There are signs that Australian based large funds are actively seeking out opportunities in New Zealand.
     The Australian commercial sector of the real estate market has remained buoyant in Australia during 2005. The large institutional funds are still seeking out prime assets with premium prices being paid for good retail and commercial investments and development opportunities. Leasing interest in growth areas such as Brisbane is driving positive returns. Many large residential unit developments in Sydney and Melbourne have however resulted in some oversupply and this sector has softening values.
Real Estate – North America
     In the U.S., our real estate interests are predominantly centered on our live theatre rental operations, with the exception of one property relating to a cinema asset that we operate. In addition our geographic focus of real estate holdings is narrowed to New York, and there specifically Manhattan, and Chicago.
     The four properties that we own relative to our live theatre operations are therefore affected by i) our ability to secure the right live production and ii) the potential for redevelopment of any one site. Any ancillary rental stream, which would be affected by the general state of the US property market, is minor compared to that. Likewise, the rental stream of the one cinema that we own depends solely on our cinema operation, and its value to us depends on this and its redevelopment potential.
     The market for redevelopment sites in Manhattan and Chicago will likely stabilize from the rapid rise in appreciation values over the past few years.
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
     Among the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements are the following:
•	With respect to our cinema operations:
o	The number and attractiveness to movie goers of the films released in future periods;

o	The amount of money spent by film distributors to promote their motion pictures;

o	The licensing fees and terms required by film distributors from motion picture exhibitors in order to exhibit their films;

o	The comparative attractiveness of motion pictures as a source of entertainment and willingness and/or ability of consumers (i) to spend their dollars on entertainment and (ii) to spend their entertainment dollars on movies in an outside the home environment; and

o	The extent to which we encounter competition from other cinema exhibitors, from other sources of outside of the home entertainment, and from inside the home entertainment options, such as “home theaters” and competitive film product distribution technology such as, by way of example, cable, satellite broadcast, DVD and VHS rentals and sales, and so called “movies on demand;”
•	With respect to our real estate development and operation activities:
o	The rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;

o	The extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;

o	The availability and cost of labor and materials;

o	Competition for development sites and tenants; and

o	The extent to which our cinemas can continue to serve as an anchor tenant which will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations; and
•	With respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate; and previously engaged for many years in the railroad business in the United States:
o	Our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital;

o	The relative values of the currency used in the countries in which we operate;

o	Changes in government regulation, including by way of example, the costs resulting from the implementation of the requirements of Sarbanes-Oxley;

o	Our labor relations and costs of labor (including future government requirements with respect to pension liabilities, disability insurance and health coverage, and vacations and leave);

o	Our exposure from time to time to legal claims and to uninsurable risks such as those related to our historic railroad operations, including potential environmental claims and health related claims relating to alleged exposure to asbestos or other substances now or in the future recognized as being possible causes of cancer or other health related problems;

o	Changes in future effective tax rates and the results of currently ongoing and future potential audits by taxing authorities having jurisdiction over our various companies; and

o	Changes in applicable accounting policies and practices.
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

Item 7A – Quantitative and Qualitative Disclosure about Market Risk
     The Securities and Exchange Commission requires that registrants include information about potential effects of changes in currency exchange and interest rates in their Form 10-K filings. Several alternatives, all with some limitations, have been offered. The following discussion is based on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates and interest rates. This analysis is constrained by several factors, including the following:
•	It is based on a single point in time.

•	It does not include the effects of other complex market reactions that would arise from the changes modeled.
     Although the results of such an analysis may be useful as a benchmark, they should not be viewed as forecasts.
     At December 31, 2005, approximately 50% and 23% of our assets (determined by the book value of such assets) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $6.4 million in cash and cash equivalents. At December 31, 2004, approximately 48% and 25% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $9.3 million in cash and cash equivalents.
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
     Our policy is to borrow in local currencies to finance the development and construction of our entertainment complexes in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 48% and 24% of our Australian and New Zealand assets (based on book value), respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars. If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $6.1 million and $1.4 million, respectively, and the change in annual net income would be $849,000 and $18,000, respectively. At the present time, we have no plan to hedge such exposure.
     Commencing in 2002, we began recording unrealized foreign currency translation gains or losses which could materially affect our financial position. We have accumulated unrealized foreign currency translation gains of approximately $28.6 million and $32.4 million as of December 31, 2005 and 2004, respectively.
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
     The majority of our U.S. bank loans have fixed interest rates; however, one of our domestic loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in approximately $5,000 increase or decrease in our 2005 interest expense.
     While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand. The majority of our Australian and New Zealand bank loans have variable rates. The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above). If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in approximately $301,000 increase in 2005 Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in approximately $311,000 decrease 2005 Australian and New Zealand interest expense.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accountants
To the Board of Directors and Stockholders of
Reading International, Inc.
Los Angeles, California:
     We have audited the accompanying consolidated balance sheets of Reading International, Inc., and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reading International, Inc., and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Los Angeles, California
March 15, 2006

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2005 and 2004
(U.S. dollars in thousands)

	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$8,548	$12,292
Receivables	5,272	7,162
Inventory	468	720
Investment in marketable securities, at cost	401	29
Restricted cash	—	815
Assets held for sale	—	10,931
Prepaid and other current assets	996	2,181

Total current assets	15,685	34,130
Property held for development	6,889	10,122
Property under development	23,069	26,825
Property & equipment, net	167,389	122,071
Investment in unconsolidated joint ventures	14,025	7,352
Capitalized leasing costs	15	20
Goodwill	14,653	14,857
Intangible assets, net	8,788	10,916
Other assets	2,544	3,934

Total assets	$253,057	$230,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$13,538	$12,129
Film rent payable	4,580	3,508
Notes payable — current portion	1,776	401
Income taxes payable	7,504	6,714
Deferred current revenue	2,319	2,177
Liabilities related to assets held for sale	—	15,310
Other current liabilities	250	806

Total current liabilities	29,967	41,045
Notes payable — long-term portion	93,544	67,478
Notes payable to related parties	14,000	5,000
Deferred non-current revenue	554	522
Other liabilities	12,509	10,702

Total liabilities	150,574	124,747

Commitments and contingencies (Note 18)
Minority interest in consolidated affiliates	3,079	3,470
Stockholders equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,468,733 issued and 20,990,458 outstanding at December 31, 2005 and 34,444,167 issued and 20,452,733 outstanding at December 31, 2004	215	205
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at December 31, 2005 and 2,198,761 issued and 1,545,506 outstanding at December 31, 2004	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares at December 31, 2005 and 2004	—	—
Additional paid-in capital	128,028	124,307
Accumulated deficit	(53,914)	(54,903)
Treasury shares	(3,515)	—
Accumulated other comprehensive income	28,575	32,386

Total stockholders equity	99,404	102,010

Total liabilities and stockholders equity	$253,057	$230,227

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations for the Three Years Ended December 31, 2005
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003

Operating revenue
Cinema	$86,760	$74,324	$67,128
Real estate	14,310	13,078	9,556

Total operating revenue	101,070	87,402	76,684

Operating expense
Cinema	70,452	60,129	51,435
Real estate	7,359	6,948	7,379
Depreciation and amortization	12,384	11,823	10,952
General and administrative	17,247	14,824	12,757

Total operating expense	107,442	93,724	82,523

Operating loss	(6,372)	(6,322)	(5,839)

Non-operating income (expense)
Interest income	209	843	807
Interest expense	(4,682)	(3,921)	(3,374)
Net gain on sale of marketable securities	—	—	235
Net gain (loss) on sale of assets	(32)	(114)	207
Other income	51	998	2,696

Loss before minority interest, discontinued operations, income tax expense and equity earnings of unconsolidated investments	(10,826)	(8,516)	(5,268)
Minority interest	579	112	249

Loss from continuing operations	(11,405)	(8,628)	(5,517)
Discontinued operations:
Gain on disposal of business operations	13,610	—	—
Loss from discontinued operations, net of tax	(1,379)	(469)	(288)

Income (loss) before income tax expense and equity earnings of unconsolidated investments	826	(9,097)	(5,805)
Income tax expense	1,209	1,046	711

Loss before equity earnings of unconsolidated investments	(383)	(10,143)	(6,516)
Equity earnings of unconsolidated investments	1,372	1,680	588

Net income (loss)	$989	$(8,463)	$(5,928)

Earnings (loss) per common share — basic:
Loss from continuing operations	$(0.51)	$(0.37)	$(0.26)
Income (loss) from discontinued operations, net	0.55	(0.02)	(0.01)

Basic earnings (loss) per share	$0.04	$(0.39)	$(0.27)

Weighted average number of shares outstanding — basic	22,249,967	21,948,065	21,860,222

Earnings (loss) per common share — diluted:
Loss from continuing operations	$(0.51)	$(0.37)	$(0.26)
Income (loss) from discontinued operations, net	0.55	(0.02)	(0.01)

Diluted earnings (loss) per share	$0.04	$(0.39)	$(0.27)

Weighted average number of shares outstanding	22,249,967	21,948,065	21,860,222

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2005
(U.S. dollars in thousands)

								Accumulated
	Common Stock				Additional			Other	Total
	Class A	Class A	Class B	Class B	Paid-In	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Stock	Deficit	Income/(Loss)	Equity
At January 1, 2003	20,485	$205	1,336	$13	$123,517	$—	$(40,512)	$8,042	$91,265

Net loss	—	—	—	—	—	—	(5,928)	—	(5,928)
Other comprehensive income:	—	—	—	—	—	—	—	—	—
Cumulative foreign exchange rate adjustment	—	—	—	—	—	—	—	23,373	23,373
Unrealized loss on securities	—	—	—	—	—	—	—	(219)	(219)

Total comprehensive income	—	—	—	—	—	—	—	—	17,226

Class A common stock received from stockholder for stock options exercised in exchange for Class B common stock	(618)	(6)	696	7	(1)	—	—	—	—

At December 31, 2003	19,867	$199	2,032	$20	$123,516	$—	$(46,440)	$31,196	$108,491

Net loss	—	—	—	—	—	—	(8,463)	—	(8,463)
Other comprehensive income:	—	—	—	—	—	—	—	—	—
Cumulative foreign exchange rate adjustment	—	—	—	—	—	—	—	1,190	1,190

Total comprehensive income	—	—	—	—	—	—	—	—	(7,273)

Class B common stock received from stockholder in exchange for Class A common stock	487	5	(487)	(5)	—	—	—	—	—
Class A common stock issued	99	1	—	—	791	—	—	—	792

At December 31, 2004	20,453	$205	1,545	$15	$124,307	$—	$(54,903)	$32,386	$102,010

Net income	—	—	—	—	—	—	989	—	989
Other comprehensive income:	—	—	—	—	—	—	—	—	—
Cumulative foreign exchange rate adjustment	—	—	—	—	—	—	—	(3,822)	(3,822)
Unrealized gain on securities	—	—	—	—	—	—	—	11	11

Total comprehensive income	—	—	—	—	—	—	—	—	(2,822)

Class B common stock received from stockholder in exchange for Class A common stock	50	—	(50)	—	—	—	—	—	—
Class A common stock issued for stock options exercised in exchange for cash or treasury shares	487	10	—	—	3,721	(3,515)	—	—	216

At December 31, 2005	20,990	$215	1,495	$15	$128,028	$(3,515)	$(53,914)	$28,575	$99,404

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2005
(U.S. dollars in thousands)

	Year Ended December 31,
	2005	2004	2003

Operating Activities
Net income (loss)	$989	$(8,463)	$(5,928)
Adjustments to reconcile net income( loss) to net cash provided by operating activities:
Realized gain on foreign currency translation	(417)	(1,686)	—
Equity earnings of unconsolidated investments	(1,372)	(1,680)	(588)
Distributions of earnings from unconsolidated joint ventures	855	1,546	1,104
Gain on sale of Puerto Rico	(1,597)	—	—
Gain on sale of Glendale Building	(12,013)	—	—
Gain on settlement of litigation	—	(1,375)	(2,259)
(Gain) loss on sale of assets, net	32	114	(148)
Depreciation and amortization	12,384	12,899	12,003
Minority interest	579	112	249
Other, net	—	—	213
Changes in assets and liabilities:
(Increase) decrease in receivables	1,559	(889)	(806)
(Increase) decrease in prepaid and other assets	797	(885)	1,702
Increase (decrease) in payable and accrued liabilities	748	448	(1,626)
Increase (decrease) in film rent payable	549	(402)	(4)
Increase (decrease) in deferred revenues and other liabilities	(506)	778	2,899

Net cash provided by operating activities	2,587	517	6,811

Investing Activities
Proceeds from sale of Puerto Rico	2,335	—	—
Proceeds from sale of Glendale Building	10,300	—	—
Acquisitions of real estate and leasehold interests	(13,693)	(20,031)	—
Purchases of and additions to property and equipment, net	(30,461)	(7,794)	(3,777)
Investment in unconsolidated joint ventures	(6,468)	(2,290)	(2,032)
(Increase) decrease in restricted cash	1,011	(359)	65
Repayment of loan receivable	—	13,000	—
Purchase of marketable securities	(376)	—	—
Proceeds from disposal of assets, net	515	157	932

Net cash used in investing activities	(36,837)	(17,317)	(4,812)

Financing Activities
Repayment of long-term borrowings	(513)	(52,439)	(1,431)
Proceeds from borrowings	31,666	60,681	—
Proceeds from exercise of stock options	161	—	—
Minority interest distributions	(944)	(1,137)	(1,789)

Net cash provided by (used in) financing activities	30,370	7,105	(3,220)

Decrease in cash and cash equivalents	(3,880)	(9,695)	(1,221)
Effect of exchange rate on cash	136	252	3,670
Cash and cash equivalents at beginning of year	12,292	21,735	19,286

Cash and cash equivalents at end of year	$8,548	$12,292	$21,735

Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$6,188	$4,634	$3,938
Income taxes	$328	$312	$524
Non-Cash Transactions
Debt issued to purchase Cinemas 1, 2, 3 (Note 8)	9,000	—	—
Deposit applied to Cinemas 1, 2, 3 (Note 8)	800	—	—
Property addition from purchase option asset (Note 8)	1,337	—	—
Buyer assumption of note payable on Glendale Building (Note 9)	(10,103)	—	—
Common stock issued for acquisition (Note 20)	—	792	—
Common stock issued for note receivable (Note 20)	55	—	—
Treasury shares received (Note 20)	(3,515)	—	—
Stock options exercised in exchange for treasury shares received (Note 20)	3,515	—	—
Note received for sale of Sutton Cinema (Note 25)	—	—	13,000
See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
Note 1 – Nature of Business
     Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999 and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”), is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”), and Citadel Holding Corporation (“CDL”). Our businesses consist primarily of:
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
Note 2 – Summary of Significant Accounting Policies
Basis of Consolidation
     The consolidated financial statements of RDI and its subsidiaries include the accounts of CDL, RDGE and CRG. Also consolidated are Angelika Film Center LLC (“AFC”), in which we own a 50% membership interest and whose only asset is the Angelika Film Center in Manhattan; Australia Country Cinemas Pty, Limited (“ACC”), a company in which we own a 75% interest, and whose only assets are our leasehold cinemas in Townsville and Dubbo, Australia; and the Elsternwick Classic, an unincorporated joint venture in which we own a 66.6% interest and whose only asset is the Elsternwick Classic cinema in Melbourne, Australia.
     With the exception of one investment, we have concluded that all other investment interests are appropriately accounted for as investments in unconsolidated joint ventures, and accordingly, our unconsolidated investments in 20% to 50% owned companies are accounted for on the equity method. These investment interests include our 33.3% undivided interest in the unincorporated joint venture that owns the Mt. Gravatt cinema in a suburb of Brisbane, Australia; our 50% undivided interest in three unincorporated joint ventures that own the Reading Christchurch cinema and the four Berkeley cinemas in the greater Auckland area of New Zealand; our 25% undivided interest in the unincorporated joint venture that owns 205-209 East 57th Street Associates, LLC (Place 57) a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan; our 33.3% undivided interest in Rialto Distribution, an unincorporated joint venture engaged in the business of distributing art film in New Zealand and Australia.
     Rialto Entertainment is a 50% joint venture partner with Village Roadshow Ltd (“Village”) and SkyCity Leisure Ltd (“Sky”) in Rialto Cinemas. Our 50% investment in Rialto Cinemas, the largest art cinema circuit in New Zealand, through our indirect ownership of Rialto Entertainment, is however, being treated on a cost basis. Village and Sky have asserted that a right of first refusal for their benefit was triggered by this transaction; we had the potential of such a claim reviewed by our legal counsel in New Zealand prior to the transaction and believe that this claim has no merit. To date, neither Village nor Sky has commenced any legal proceeding to enforce any such claimed right of first refusal. Based on this situation, we do not believe that we can assert significant influence over the dealings of this joint venture. As such and in accordance with FASB Interpretation No. 35 – Criteria for Applying the Equity Method of Accounting for Investments in Common Stock – an Interpretation of APB Opinion No. 18, we are treating this investment on a cost basis by recognizing earnings as they are distributed to us.

Accounting Principles
     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).
Cash and Cash Equivalents
     We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.
Receivables
     Our receivables balance is composed primarily of credit card receivables, representing the purchase price of tickets or coupon books sold at our various businesses. Sales charged on customer credit cards are collected when the credit card transactions are processed. The remaining receivables balance is primarily made up of the goods and services tax (“GST”) refund receivable from our Australian taxing authorities and the management fee receivable from the managed cinemas. We have no history of significant bad debt losses and we establish an allowance for accounts that we deem uncollectible.
Inventory
     Inventory is composed of concession goods used in theater operations and is stated at the lower of cost (first-in, first-out method) or net realizable value.
Investment in Marketable Securities
     Our investment in Marketable Securities include equity instruments which are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reflected in Other Comprehensive Income.
     Investments in Marketable Securities are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We employ a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of these investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.
Fair Value of Financial Instruments
     The carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities. The carrying amounts of our variable-rate secured debt approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to us. See Note 16 – Fair Value of Financial Instruments.
Derivative Financial Instruments
     In accordance with Statement of Financial Accounting Standards SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of SFAS No. 133, we carry all derivative financial instruments on our Consolidated Balance Sheets at fair value. Derivatives are generally executed for interest rate management purposes but are not designated as hedges in accordance with SFAS No. 133 and SFAS No. 138. Therefore, changes in market values are recognized in current earnings.

Property Held for Development
     Property held for development consists of land (including land acquisition costs) initially acquired for the potential development of multiplex cinemas and/or ETRC’s. Property held for development is carried at cost. At the time construction of the related multiplex cinema, ETRC, or other development commences, the property is transferred to “property under development.”
Property Under Development
     Property under development consists of land, new buildings and improvements under development, and their associated capitalized interest and other development costs. These building and improvement costs are directly associated with the development of potential cinemas (whether for sale or lease), the development of ETRC locations, or other improvements to real property. Start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition of long-term assets are expensed as incurred.
Property and Equipment
     Property and equipment consists of land, buildings, leasehold improvements, fixtures and equipment. With the exception of land, property and equipment is carried at cost and depreciated over the useful lives of the related assets. In accordance with US GAAP, land is not depreciated.
Construction-in-Progress Costs
     Construction-in-progress is costs associated with already existing buildings, property, furniture and fixtures in which we are in the process of improving the site or its associated business assets.
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
Deferred Leasing/Financing Costs
     Direct costs incurred in connection with obtaining tenants and/or financing are amortized over the respective term of the lease or loan on a straight-line basis.
Advertising Costs
     Costs of advertising are expensed as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 are approximately $2.6 million, $2.8 million and $2.9 million, respectively.
Revenue Recognition
     Revenue from cinema ticket sales and concession sales are recognized when sold. Revenue from gift certificate sales is deferred and recognized when the certificates are redeemed. Rental revenue is recognized on a straight-line basis in accordance with SFAS No. 13 – Accounting for Leases.

General and Administrative Expenses
     For years ended December 31, 2005, 2004 and 2003, we booked gains on the settlement of litigation of $494,000, $1.4 million and $2.3 million, respectively, as a recovery of legal expenses included in general and administrative expenses.
Translation of Non-U.S. Currency Amounts
     The financial statements and transactions of our Australian and New Zealand cinema and real estate operations are reported in their functional currencies, namely Australian and New Zealand dollars, respectively, and are then translated into U.S. dollars. Assets and liabilities of these operations are denominated in their functional currencies and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Income,” a component of Stockholders’ Equity.
     The carrying value of our Australian and New Zealand assets fluctuates due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars. The exchange rates of the U.S. dollar to the Australian dollar were $0.7342 and $0.7709 as of December 31, 2005 and 2004, respectively. The exchange rates of the U.S. dollar to the New Zealand dollar were $0.6845 and $0.7125 as of December 31, 2005 and 2004, respectively.
Earnings Per Share
     Basic earnings per share is calculated using the weighted average number of shares of Class A and Class B Stock outstanding during the years ended December 31, 2005, 2004, and 2003, respectively. Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Stock options to purchase 521,100, 1,488,200, and 1,448,200, shares of Class A Common Stock were outstanding at December 31, 2005, 2004, and 2003, respectively, at a weighted average exercise price of $5.00, $4.19, and $4.09 per share, respectively. Stock options to purchase 185,100 shares of Class B Common Stock were outstanding at each of the years ended December 31, 2005, 2004, and 2003 at a weighted average exercise price of $9.90 per share. In accordance with SFAS 128 – Earnings Per Share, as we had recorded an operating loss before discontinued operations for the year ended December 31, 2005, the effect of the stock options was anti-dilutive and accordingly excluded from the earnings per share computation. During the years ended December 31, 2004 and 2003, we recorded net losses and therefore the effect of the stock options was anti-dilutive and accordingly excluded from the earnings per share computation.
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
Goodwill and Intangible Assets
     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which are effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment at least annually in accordance with the provisions of SFAS 142. As required by SFAS 142, prior to conducting our goodwill impairment analysis, we assess long-lived assets for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. We then perform the impairment analysis at one level below the operating segment level (see Note 10 – Goodwill and Intangibles) as defined by SFAS 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment. SFAS 142 requires that we estimate the fair value of our reporting units as compared with their estimated book value. If the estimated fair value of a reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of our reporting units, we primarily use the income approach (which uses forecasted, discounted cash flows to estimate the fair value of the reporting unit).
Recent Accounting Pronouncements
     In June 2005, the FASB issued Emerging Issues Task Force Abstract No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination, (EITF 05-06) to address issues related to the amortization period for leasehold improvements acquired in a business combination or placed in service after and not contemplated at the beginning of the lease term. The Task Force reached a consensus that these types of leasehold improvements should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the acquisition or the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements, but should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The application of this consensus did not have a material impact on the Company’s results of operations or financial condition.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.
     In March 2005, the FASB issued SFAS Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies guidance provided in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of the interpretation did not have a material effect on our results of operations or financial condition.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 (SFAS 153). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS 153 will have a material impact on our results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123 – Revised, Share Based Payment. The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Public companies may apply the standard on a modified prospective method. Under this method, a company records compensation expense for all awards it grants after the date it adopts the standard. In addition, public companies are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. During 2005, the Securities and Exchange Commission deferred the effective date of this statement until the first annual period beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.
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
Reclassifications
     We have reclassified Distributions of earnings from unconsolidated joint ventures of $1.5 million and $1.1 million in the consolidated statements of cash flows from investing activities to operating activities for the years ended December 31, 2004 and 2003 to conform to the 2005 consolidated statement of cash flows presentation. These reclassifications do not affect the total net change in cash and cash equivalents. In addition, certain reclassifications have been made to prior year amounts in order to conform to the discontinued operations presentation in the year ended December 31, 2005 (See Note 9 “discontinued operations”).
Note 3 — Employee Stock Option Plans
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
     The 1999 Stock Option Plan is administered by an Administrator who determines the persons to whom the options should be granted, sets the number and timing of any options granted, and prescribes the rules and regulations applicable to the options. Our Board of Directors has formed the “Stock Option and Compensation Committee,” which is comprised entirely of independent non-employee directors, to be the Administrator of the 1999 Plan. Directors William D. Gould, Gerard Laheney and Alfred Villaseñor Jr. served as the members of the Stock Option and Compensation Committee in Fiscal 2005.

	Common Stock		Weighted Average		Common Stock		Weighted Average
	Options		Price of Options		Exercisable		Price of Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Outstanding-January 1, 2003	1,459,000	881,180	$4.15	$6.08	969,588	881,180	$4.59	$7.25
Exercised	—	(696,080)	$—	$5.06
Expired / Forfeited	(151,800)	—	$4.10	$—
Granted	141,000	—	$4.01	$—

Outstanding-December 31, 2003	1,448,200	185,100	$4.09	$9.90	1,053,038	185,100	$4.75	$9.90
Granted	40,000	—	$7.80	$—

Outstanding-December 31, 2004	1,488,200	185,100	$4.19	$9.90	1,377,700	185,100	$4.80	$9.90
Exercised	(974,600)	—	$3.78	$—
Granted	7,500	—	$7.86	$—

Outstanding-December 31, 2005	521,100	185,100	$5.00	$9.90	474,600	185,100	$5.04	$9.90

     The weighted average remaining contractual life of all options outstanding at the years ended December 31, 2005, 2004 and 2003 was approximately 6.05, 7.43 and 3.49 years, respectively.

     The following table shows the range of exercise prices for options outstanding for the fiscal years ended at December 31, as follows:

	Number Outstanding
Class A Common Stock Range of Exercise Price	2005	2004	2003

$2.00 to $4.99	357,250	1,331,850	1,331,850
$5.00 to $9.99	82,600	75,100	35,100
$10.00 to $11.00	81,250	81,250	81,250

Total Outstanding	521,100	1,488,200	1,448,200

	Number Outstanding
Class B Common Stock Range of Exercise Price	2005	2004	2003

$2.00 to $4.99	—	—	—
$5.00 to $9.99	35,100	35,100	35,100
$10.00 to $11.00	150,000	150,000	150,000

Total Outstanding	185,100	185,100	185,100

     Pro forma net earnings and earnings per share information reflecting the fair value approach to valuing stock options and the corresponding increase in compensation expense is required by SFAS No. 123, Accounting for Employee Stock Options for each year that we granted stock options. In 2005, 2004 and 2003, we granted 7,500, 40,000 and 141,000 options, respectively, to purchase shares of Class A Stock under the 1999 Stock Option Plans. These options are all NQO’s. The fair value of the options granted in 2005, 2004, and 2003 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2005		2004		2003

Stock option exercise price		$7.86		$7.80		$4.01
Risk-free interest rate		4.39%		4.22%		4.04%
Expected dividend yield		—		—		—
Expected option life	9.9	yrs	9.9	yrs	9.9	yrs
Expected volatility		35.4%		36.4%		58.2%
Weighted average fair value		$4.25		$4.28		$2.83
     If the fair value of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our after tax income (loss) and net earnings (loss) per common share for the fiscal years ended at December 31, as follows:

Pro forma net income (loss):	2005	2004	2003

Net income (loss) after tax	$989	$(8,463)	$(5,928)
Add: Stock-based compensation costs included in reported net loss	—	—	—
Deduct: Stock-based compensation costs under SFAS 123	(83)	(358)	(287)

Proforma net income (loss) after tax	$906	$(8,821)	$(6,215)

Pro forma basic net earnings (loss) per common share:

Pro forma net earnings (loss) per common share-basic and diluted	$0.04	$(0.40)	$(0.28)
Reported net earnings (loss) per common share-basic and diluted	$0.04	$(0.39)	$(0.27)

Note 4 – Earnings (Loss) Per Share
     For the years ended December 31, 2005, we calculated the following earnings (loss) per share:

	2005	2004	2003

Loss from continuing operations	$(11,242)	$(7,994)	$(5,640)
Income (loss) from discontinued operations	12,231	(469)	(288)

Net income (loss)	989	(8,463)	(5,928)
Weighted average shares of common stock	22,249,967	21,948,065	21,860,222

Earnings (loss) per share:
Loss from continuing operations – basic and dilutive	$(0.51)	$(0.37)	$(0.26)
Earnings (loss) from discontinued operations – basic and dilutive	$0.55	$(0.02)	$(0.01)

Earnings (loss) per share – basic and dilutive	$0.04	$(0.39)	$(0.27)

Note 5 – Prepaid and Other Assets
     Prepaid and other assets are summarized as follows (dollars in thousands):

	December 31,
	2005	2004

Prepaid and other current assets
Prepaid expenses	$246	$292
Prepaid taxes	370	668
Deposits	157	830
Other	223	391

Total prepaid and other current assets	$996	$2,181

Other non-current assets

Other non-cinema and non-rental real estate assets	$1,314	$2,073
Long-term restricted cash	191	399
Deferred financing costs, net	847	1,076
Deferred expense	—	353
Other	192	33

Total non-current assets	$2,544	$3,934

Note 6 – Property Under Development
     Property under development is summarized as follows (dollars in thousands):

	December 31,
Property Under Development	2005	2004

Land	$18,585	$21,675
Construction-in-progress (including capitalized interest)	4,484	5,150

Property Under Development	$23,069	$26,825

Note 7 – Property and Equipment
     Property and equipment is summarized as follows (dollars in thousands):

	December 31,
Property and Equipment	2005	2004

Land	$54,476	$25,128
Building	92,188	68,120
Leasehold interests	9,075	7,931
Construction-in-progress	863	1,332
Fixtures and equipment	51,221	50,119

Total cost	207,823	152,630
Less accumulated depreciation	(40,434)	(30,559)

Property and equipment, net	$167,389	$122,071

     Depreciation expense for property and equipment was $9.6 million, $11.6 million and $10.8 million and for the three years ending December 31, 2005, 2004 and 2003, respectively.
Note 8 – Acquisitions and Property Development
2005 Acquisitions and Property Development
Newmarket ETRC
     During 2005, we developed and partially opened an ETRC on our 177,497 square foot parcel in Newmarket, a suburb of Brisbane, in Queensland, Australia. At December 31, 2005, the remaining tenants were scheduled to take occupancy by April 2006. Through December 31, 2005, the construction costs of the site were $24.2 million (AUS$32.5 million) including $1.4 million (AUS$1.9 million) of capitalized interest. To finalize the project, we anticipate the total construction costs will be approximately $26.0 million (AUS$35.4 million). Most of this project is being funded by a $23.8 million (AUS$32.7 million) construction loan with the Bank of Western Australia, Ltd. As of December 31, 2005, we had drawn $21.7 million (AUS$29.6 million) on this loan related to the construction on this property.
Elizabeth Cinema
     During 2005, we developed the leasehold interest in an 8-screen cinema in Adelaide, Australia. The cost to us of the leasehold development was $2.2 million (AUS$2.9 million) and was funded from internal sources.
Rialto Cinemas
     Effective October 1, 2005, we purchased, indirectly, a beneficial ownership of 100% in the stock of Rialto Entertainment for $4.8 million (NZ$6.9 million). Rialto Entertainment is a 50% joint venture partner with Village Roadshow Ltd (“Village”) and SkyCity Leisure Ltd (“Sky”) in Rialto Cinemas the largest art cinema circuit in New Zealand. The joint venture owns five cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, Wellington, Dunedin and Hamilton.
Rialto Distribution
     Effective October 1, 2005, we purchased for $694,000 (NZ$1.0 million) a 1/3 interest in Rialto Distribution which we funded from internal sources. Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.

Melbourne Office Building
     On September 29, 2005, we purchased an office building in Melbourne, Australia for $2.0 million (AUS$2.6 million) to serve as our Australia headquarters. We fully financed this property by drawing on our Australian Corporate Credit Facility.
Cinemas 1, 2 & 3 Ground Lease
     On September 19, 2005, we acquired the tenant’s interest in the ground lease estate that is currently between (i) our fee ownership of the underlying land and (ii) our current possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3 in Manhattan. This tenant’s ground lease interest was purchased from Sutton Hill Capital LLC (“SHC”) for a $9.0 million promissory note, bearing interest at a fixed rate of 8.25% and maturing on December 31, 2010. As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved the purchase of the property (see Note 25 – Related Parties and Transactions). The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.
     The acquisition of the tenant’s ground lease interest finalized the acquisition side of a tax deferred exchange under Section 1031 of the Internal Revenue Code designed to exchange our interest in our only non-entertainment oriented fee property in the United States for the fee interest underlying our leasehold estate in the Cinemas 1, 2 & 3. The acquisition of this tenant’s ground lease interest and the Cinemas 1, 2, 3 Fee Interest described below have resulted in a book value of approximately $23.9 million and a tax basis of $10.4 million (which includes $1.3 million of option fees paid in 2000 as part of the City Cinemas Master Lease Agreement, see Note 10 – Goodwill and Intangible Assets). We are in the process of finalizing purchase accounting in accordance with SFAS 141 Business Combinations related to this transaction.
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
     As part of the purchase of this ground lease interest, we have agreed in principal, as a part of our negotiations to acquire the land and the SHC interests in the Cinemas 1, 2 & 3, to grant an option to Sutton Hill Capital, LLC, a limited liability company beneficially owned in equal 50/50 shares by Messrs. James J. Cotter and Michael Forman (See Note 25 – Related Parties and Transactions) to acquire, at cost, up to a 25% non-managing membership interest in the limited liability company that we formed to acquire these interests. In relation to this option, we have recorded a $1.0 million call option liability in our other liabilities at December 31, 2005.
2004 Acquisitions and Property Development
     During 2004, we made various investments of capital to purchase and/or develop various existing or new assets. A summary of the assets acquired and liabilities assumed on the acquisition dates in 2004 (valued at the foreign currency exchange rates at the time of acquisition) and an explanation relating to these acquisitions is as follows:

	“Anderson”	“Movieland”	Newmarket
Assets Acquired	Acquisition	Acquisition	Acquisition	Total

Cash	$135	$18	$—	$153
Receivables	99	48	—	147
Inventory	25	—	—	25
Prepayments	56	—	—	56
Land	—	992	—	992
Building	—	6,083	—	6,083
Lease agreements	282	593	—	875
Fixtures and equipment	3,237	2,157	—	5,394
Property held for development	—	—	1,042	1,042
Plans and permits	—	162	—	162
Deferred tax asset	9	—	—	9
Goodwill	3,129	5,415	—	8,544

Total Acquired Assets	$6,972	$15,468	$1,042	$23,482

Liabilities Assumed

Creditors	$433	$—	$—	$433
Prepaid revenue	8	—	—	8
Accruals	71	—	—	71
Other payables	62	—	—	62
Provisions	95	—	—	95
Lease agreements	450	666	—	1,116
Loans	661	—	—	661
Put Option	—	175	—	175

Total Liabilities Assumed	$1,780	$841	$—	$2,621

Total Net Assets	$5,192	$14,627	$1,042	$20,861

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
     The acquisition costs of these cinemas and fee interests amounting to $14.6 million (NZ$21.8 million) was funded by a combination of $13.3 million (NZ$19.8 million) of working capital, $792,000 (NZ$1.2 million) in shares of our Class A Common Stock (98,949 shares issued at $8.00 per share (NZ$11.94, using a NZ$ to US$ exchange ratio of $0.67)), and a $546,000 (NZ$784,000) purchase money promissory note The working capital was funded through a combination of cash of $5.4 million (NZ$8.1 million) and a drawdown under of our banking facility in New Zealand of $8.3 million (NZ$12.3 million). The shares issued includes a non-transferable option to put to us the Class A Common Stock issued to them at a put price of NZ$11.94 at any time during January 2006. On January 27, 2006, this put option was exercised by the sellers resulting in the extinguishment of this obligation for a net settlement value of $24,000. The $546,000 (NZ$784,000) purchase money promissory note has an interest rate of 5.50%. Pursuant to the terms of the note, the principal and interest of this note was paid in full in February 2006.

Anderson Circuit
     On July 1, 2004, we acquired most of the assets of the Australia based “Anderson Circuit” for $6.9 million (AUS$9.7 million) giving us four existing cinemas with 22 screens and agreements to lease with respect to two additional cinemas (with an additional 15 screens) in two facilities then under construction.
     The total acquisition costs of these cinemas, of $5.7 million (AUS$8.0 million), excluding the cost of the fit-out of the two development cinemas, were met from our own funds in conjunction with a $3.4 million (AUS$4.7 million) drawdown on our $39.3 million (AUS$55.0 million) bank facility. As part of this acquisition, several landlords required bank guarantees, which increased our restricted cash by $296,000 (AUS$417,000) and reduced our total credit facility by $1.9 million (AUS$2.7million). The total fit-out cost for the two development cinemas aggregated $3.8 million (AUS$5.0 million) and was paid from our own funds.
     The acquisitions were structured as the acquisition of (i) the shares of one company, which owns as its sole asset the 10-screen leasehold cinema at Epping (a suburb of Melbourne), (ii) agreements to lease with respect to two leasehold cinemas opened in the fourth quarter at Rhodes (8 screens) (a suburb of Sydney) and West Lakes (7 screens) (a suburb of Adelaide), and (iii) three existing leasehold cinemas at Colac (2 screens), Melton (5 screens) and Sunbury (5 screens) (all suburbs of Melbourne).
     In February 2005, we sold our Colac two-screen cinema located on the outskirts of Melbourne, for approximately $193,000 (AUS$250,000). As indicated above, we purchased the cinema in July 2004 as part of the Anderson Circuit acquisition, but the location was never part of our on-going operational strategy.
Newmarket – Dulux Property
     On July 1, 2004, we acquired an approximately 13,390 square foot parcel adjacent to our larger Newmarket site for $1.0 million (AUS$1.4 million). We anticipate that the addition of this property will allow the addition of a complementary cinema element to the project. Plans for a 6-screen cinema as a part of the project are currently being considered by the applicable governmental authorities.
Sutton Redevelopment Investment
     On September 14, 2004, we acquired for $2.3 million a non-managing membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan. Our membership interest represents a 25% interest in the LLC, and was issued to us by 205-209 East 57th Street Associates, LLC in consideration of a capital contribution equal to 25% of its total book capital, calculated after taking into account the effect of our capital contribution. During the first quarter of 2005, we increased our investment by $719,000 in the 205-209 East 57th Street Associates, LLC to maintain our 25% equity ownership in the joint venture in light of increased budgeted construction costs.
West Lakes and Rhodes
     In December 2004, we completed the fit outs of the two cinemas with a total of 15 screens. The leases and development rights for the two cinemas were acquired as part of the Anderson acquisition discussed above.
Botany Downs
     On December 24, 2004, we opened an additional 8-screen cinema, this one located in a suburb of Auckland, New Zealand and owned in an unincorporated joint venture with our partner in the Berkeley Cinemas chain in New Zealand.

2003 Acquisitions and Property Development
Christchurch
     In September 2003, we opened an 8-screen cinema in Christchurch, New Zealand (beneficially owned in an unincorporated joint venture with our partner in the Berkeley Cinemas chain in New Zealand).
Mt. Gravatt Acquisition
     On May 15, 2003, we acquired, for $2.2 million (AUS$3.2 million), and the settlement of certain litigation claims (i) an undivided 1/3rd interest in the unincorporated joint venture that owns and operates the 16-screen multiplex cinema at the Mt. Gravatt shopping center in suburban Brisbane, Australia and (ii) the right, exercisable at any time prior to December 16, 2003, to sell that interest back to the sellers for $5.0 million (AUS$7.4 million), the “Put Price.” We have elected to continue to hold our ownership interest in that cinema. In addition, as a part of that settlement, we also received the right to acquire at cost an undivided interest in an additional multiplex cinema development opportunity. The extent of our participation is subject to certain factors outside of our control, but will not be less than a 1/3 interest nor greater than a 1/2 interest. While the development is proceeding, it has not yet reached the point of maturity where we are obliged to make an election whether or not to participate, or as to the extent of our participation.
     Our purchase of our undivided ownership interest in the Mt. Gravatt cinema at the seller’s undepreciated historic cost of $2.2 million (AUS$3.2 million) resulted in a one-time gain of $2.3 million (AUS$3.5 million), net of applicable expenses. The gain was based on a fair market value for that unconsolidated joint venture interest of $5.0 million (AUS$7.4 million), as reflected by the above described “Put Price.” In addition, we received approximately $287,000 (AUS$430,000) in profit distribution covering the period from December 18, 2002 (the agreed effective date of the parties’ settlement) to May 15, 2003 (the date on which the settlement was completed). We additionally booked the recovery of approximately $518,000 in legal fees related to the litigation. As permitted by SFAS No. 141, Business Combinations, the proceeds were prorated and approximately $60,000 (AUS$92,000) was recognized as income. The remainder was recorded as an adjustment to the joint venture purchase price.
Note 9 – Discontinued Operations and Assets Held For Sale
     In accordance with SFAS 144, we report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale under SFAS 144. We included all results of these discontinued operations, less applicable income taxes, in a separate component of operations on the consolidated statements of operations under the heading “discontinued operations.” This treatment resulted in reclassifications of the 2004 and 2003 financial statement amounts to conform to the 2005 presentation.
2005 Transactions
     Railroad Properties. On September 26, 2005, we sold certain surplus properties used in connection with our historic railroad activities for cash totaling $515,000 resulting in a nominal loss on sale.
     Glendale Building. On May 17, 2005, we sold our Glendale office building in Glendale, California for $10.3 million cash and $10.1 million of assumed debt resulting in a $12.0 million gain. All the cash proceeds from the sale were used in the purchase for $12.6 million of the Cinemas 1, 2 & 3 fee interest and of the landlord’s interest in the ground lease, encumbering that land, as part of a tax deferred exchange under Section 1031 of the Internal Revenue Code.

     The assets and liabilities of the Glendale building were as follows:

December 31,
2004

Assets
Prepaid and other current assets	$717
Rental property, net of depreciation	7,396
Capitalized leasing costs	277
Other assets	200

Total assets held for sale	$8,590

Liabilities
A/P and accrued expenses	$2,067
Property taxes payable	67
Deferred revenue	211
Mortgage payable	10,188

Total liabilities related to assets held for sale	$12,533

     For the three years ended December 31, 2005, we recorded the following results for the Glendale building discontinued operations:

	2005	2004	2003

Revenue	$1,103	$2,648	$2,719
Operating expense	355	984	1,065
Depreciation & amortization expense	51	601	601
General & administrative expense	—	5	—

Operating income	697	1,058	1,053

Interest income	2	1	—
Interest expense	312	840	856

Income from discontinued operations before gain on sale	387	219	197
Gain on sale	12,013	—	—

Total income from discontinued operations	$12,400	$219	$197

     Puerto Rico Cinema Operations. On June 8, 2005, we sold our assets and certain liabilities associated with our Puerto Rico cinema operations for $2.3 million resulting in a $1.6 million gain.
     The assets and liabilities of the Puerto Rico operations were as follows:

December 31,
2004

Assets
Other receivable	$84
Inventory	84
Prepaid and other assets	185
Rental property, net of depreciation	1,988

Total assets held for sale	$2,341

Liabilities
A/P and accrued expenses	$1,572
Property taxes payable	377
Deferred revenue	50
Other liabilities-non current	778

Total liabilities related to assets held for sale	$2,777

     For the three years ended December 31, 2005, we recorded the following results for the Puerto Rico discontinued operations:

	2005	2004	2003

Revenue	$4,575	$12,932	$14,464
Operating expense	5,752	12,347	13,569
Depreciation & amortization expense	206	475	450
General & administrative expense	383	798	929

Loss from discontinued operations before gain on sale	(1,766)	(688)	(484)
Gain on sale	1,597	—	—

Total loss from discontinued operations	$(169)	$(688)	$(484)

2004 and 2003 Transactions
     We did not have any transactions involving discontinued operations and assets held for sale during 2004 or 2003.
Note 10 – Goodwill and Intangible Assets
     Goodwill associated with our asset acquisitions is tested for impairment in the fourth quarter of every year. Based on the projected profits and cash flows of the related assets, it was determined that there is no indication of impairment to our goodwill as of December 31, 2005 or 2004. Goodwill increased during the period primarily due to the finalization of purchase price allocations for 2004 acquisitions discussed in Note 8 – Acquisitions and Property Development. At December 31, 2005 and 2004, our goodwill consists of the following (dollars in thousands):

2005	Cinema	Real Estate	Total

Balance as of January 1, 2005	$9,725	$5,132	$14,857
Purchase accounting adjustment during 2005	122	75	197
Foreign currency exchange adjustment	(358)	(43)	(401)

Balance at December 31, 2005	$9,489	$5,164	$14,653

2004	Cinema	Real Estate	Total

Balance as of January 1, 2004	$1,050	$4,040	$5,090
Goodwill acquired during 2004	7,834	710	8,544
Purchase accounting adjustment during 2004	296	357	653
Foreign currency exchange adjustment	545	25	570

Balance at December 31, 2004	$9,725	$5,132	$14,857

     We have intangible assets subject to amortization consisting of the following (dollars in thousands):

	Beneficial		Other
As of December 31, 2005	Lease	Option Fee	Intangibles	Total

Gross carrying amount	$10,957	$2,773	$212	$13,942
Less: Accumulated amortization	2,809	2,332	13	5,154

Total, net	$8,148	$441	$199	$8,788

	Beneficial		Other
As of December 31, 2004	Lease	Option Fee	Intangibles	Total

Gross carrying amount	$10,849	$4,110	$47	$15,006
Less: Accumulated amortization	2,048	2,033	9	4,090

Total, net	$8,801	$2,077	$38	$10,916

     As fully described in Note 25 – Related Parties and Transactions, in October 2003, in connection with the sale of the Sutton Property, among other things, the City Cinemas Purchase Option was amended to remove the Sutton Property and to reduce our exercise price by $5.0 million from $33.0 million to $28.0 million. Accordingly, the net carrying value of the $5.0 million option was reduced by $890,000 to reflect the decrease in the City Cinemas property still available for purchase, following the sale of the Sutton Property in 2003 and the Murray Hill Property in 2002. Additionally, to recognize the exercise of a portion of the City Cinemas Master Lease Agreement in September 2005, we recorded $1.3 million of our option fees to the Cinemas 1, 2, 3 tenant’s ground lease interest that we purchased on September 19, 2005 (see Note 8 – Acquisitions and Property Development) thus reducing our net option fee balance to $0.5 million.
     We amortize our beneficial leases over the lease terms of twenty years and our option fees and acquisition costs over 10 years. For years ended December 31, 2005, 2004 and 2003, this amortization expense totaled $1.1 million, $1.1 million, and $1.2 million per year, respectively. The estimated amortization expense in the five succeeding years is as follows (dollars in thousands):

Year Ending December 31,

2006	$831
2007	831
2008	831
2009	831
2010	828
Thereafter	4,503

Total future amortization expense	$8,655

Note 11 – Investments in and Advances to Unconsolidated Joint Ventures
     Investments in and advances to unconsolidated joint ventures are accounted for under the equity method of accounting, and as of December 31, 2005 and 2004 include the following (dollars in thousands):

		December 31,
	Interest	2005	2004

Rialto Distribution	33.3%	$734	$—
Rialto Cinemas	50.0%	4,691	—
205-209 East 57th Street Associates, LLC	25.0%	3,139	2,290
Mt. Gravatt	33.3%	4,052	3,845
Berkeley Cinemas	50.0%	1,409	1,217

Total		$14,025	$7,352

Rialto Distribution
     Effective October 1, 2005, we purchased for $694,000 (NZ$1.0 million) a 1/3 interest in Rialto Distribution. Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia. For the year ended December 31, 2005 our portion of this joint venture’s equity earnings of approximately $50,000 (NZ$72,000), was included in the Consolidated Statement of Operations.
Rialto Cinemas
     Effective October 1, 2005, we purchased, indirectly, beneficial ownership of 100% of the stock of Rialto Entertainment for $4.8 million (NZ$6.9 million). Rialto Entertainment is a 50% joint venture partner with Village and Sky in Rialto Cinemas, the largest art cinema circuit in New Zealand. The joint venture owns five cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, Wellington, Dunedin and Hamilton.
     Village and Sky have asserted that a right of first refusal for their benefit was triggered by this transaction; we had the potential of such a claim reviewed by our legal counsel in New Zealand prior to the transaction and believe that this claim has no merit. To date, neither Village nor Sky has commenced any legal proceeding to enforce any such claimed right of first refusal. Based on this situation, we do not believe that we can assert significant influence over the dealings of this joint venture. As such and in accordance with FASB Interpretation No. 35 – Criteria for Applying the Equity Method of Accounting for Investments in Common Stock – an Interpretation of APB Opinion No. 18, we are treating this investment on a cost basis by recognizing earnings as they are distributed to us.
205-209 East 57th Street Associates, LLC
     On September 14, 2004, we acquired for $2.3 million a non-managing membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan. Our membership interest represents a 25% interest in the LLC, and was issued to us by 205-209 East 57th Street Associates, LLC in consideration of a capital contribution equal to 25% of its total book capital, calculated after taking into account the effect of our capital contribution. During the first quarter of 2005, we increased our investment by $719,000 in the 205-209 East 57th Street Associates, LLC to maintain our 25% equity ownership in the joint venture in light of increased budgeted construction costs. As this project is in its development stage, the joint venture had a net operating loss of $225,000 and no activity for the periods ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, we recorded our 25% interest in such loss in our Consolidated Statement of Operations.

Mt. Gravatt
     As described in Note 8 – Acquisitions and Property Development, in May 2003, we acquired an undivided 1/3 interest in Mt Gravatt, an unincorporated joint venture that owns and operates a 16-screen multiplex cinema in Australia. We own an undivided 1/3 interest in the assets and liabilities of the joint venture and treat our interest as an equity method interest in an unconsolidated joint venture. For the years ended December 31, 2005, 2004 and 2003, our share of equity earnings of approximately $501,000 (AUS$675,000), $956,000 (AUS$1.2 million) and $289,000 (AUS$391,000), respectively, is included as equity earnings of unconsolidated investments in our Consolidated Statement of Operations.
Berkeley Cinemas
     We have investments in three joint ventures with Everard Entertainment Ltd in New Zealand (the “NZ JVs”). We entered into the first joint venture in 1998, the second in 2003, and the third in 2004. These joint ventures are unincorporated and as such, we own an undivided 50% interest in the assets and liabilities of each of the joint ventures and treat our interest as an equity method interest in an unconsolidated joint venture. For the years ended December 31, 2005, 2004 and 2003, our portion of this joint venture’s equity earnings of approximately $878,000 (NZ$1.3 million), $724,000 (NZ$1.0 million), and $298,000 (NZ$461,000), respectively, is included as equity earnings of unconsolidated investments in our Consolidated Statement of Operations.
Combined Condensed Financial Information
     The combined condensed financial information for those of the above entities accounted for using the equity method is as follows (dollars in thousands):
Condensed Balance Sheet Information (Unaudited):

	December 31,
	2005	2004

Current assets	$8,146	$3,145
Non current assets	95,184	17,157
Current liabilities	9,265	4,850
Non current liabilities	76,045	11,385
Minority interest	14,025	7,352
Condensed Statements of Operations Information (Unaudited):

	December 31,
	2005	2004

Net revenue	$34,156	$21,195
Operating income	5,347	7,971
Net income	4,484	4,024

Note 12 — Notes Payable
     Notes payable are summarized as follows (dollars in thousands):

	December 31,			December 31,
	2005	2004
	Interest	Interest		2005	2004
Name of Note Payable	Rate	Rate	Maturity Date	Balance	Balance

Australian Corporate Credit Facility	6.96%	6.99%	January 1, 2009	$32,442	$24,900
Australian Newmarket Construction Loan	7.34%	7.18%	January 1, 2009	21,701	—
Australian Shopping Center Loans	—	—	2007-2013	1,169	1,374
New Zealand Corporate Credit Facility	9.15%	8.25%	November 23, 2009	34,225	35,625
New Zealand Movieland Note Payable	5.50%	5.50%	February 26, 2006	537	501
US Sutton Hill Capital Note 1 – Related Party	9.26%	8.98%	July 28, 2007	5,000	5,000
US Royal George Theatre Term Loan	6.97%	5.04%	November 29, 2007	1,986	2,153
US Sutton Hill Capital Note 2 – Related Party	8.25%	—	December 31, 2010	9,000	—
US Union Square Theatre Term Loan	7.31%	7.31%	October 1, 2011	3,260	3,326

Total Notes Payable				$109,320	$72,879

Australia
Australian Corporate Credit Facility
     Our Australian Corporate Credit Facility with the Bank of Western Australia, Ltd through our Australian subsidiary, Reading Entertainment Australia Pty Ltd (the “Australia Credit Facility”) was increased during 2005 from $40.4 million (AUS$55.0 million) to $49.5 million (AUS$67.4 million). This credit facility is secured by substantially all of our cinema assets in Australia, but has not been guaranteed by any company other than several of our wholly owned Australian subsidiaries. As of December 31, 2005, we have drawn down $32.4 million (AUS$44.2 million) on our Australian Credit Facility with an additional reduction of the overall facility of $2.8 million (AUS$3.8 million) for a holdback reserve. At December 31, 2005, the variable interest rate on this credit facility was 6.70%. The credit facility includes a number of affirmative and negative covenants designed to protect the Bank’s security interests. The most restrictive covenant of the facility is a limitation on the total amount that we are able to drawdown based on the total assets that are securing the loan. Our Australian Credit Facility provides for floating interest rates based on the Bank Bill Swap Bid Rate (BBSY bid rate), but requires that not less than 70% of the loan be swapped into fixed rate obligations. The facility allowed us to utilize the old swap that was in place for our previous facility, at 6.70%, through its term, and to swap up to 70% of the maximum credit facility immediately. As a result, at December 31, 2005, the floating rate portion at 6.70% was $12.2 million (AUS$16.6 million); the old swap at 6.70% was notionally $9.0 million (AUS$12.3 million); and the new swap, at 7.44% was notionally $11.2 million (AUS$15.3 million). The old swap fully expires on December 31, 2007, at which time the full swap amount will be held under the new swap, which expires on December 31, 2008. We currently make quarterly interest payments and, commencing June 30, 2006, we will begin making quarterly principal payments which, together with the interest payments, will continue through the loan’s maturity date. All interest rates above include a 1.00% interest rate margin.
Newmarket Construction Loan
     On December 31, 2004, we entered into a $23.8 million (AUS$32.7 million) construction loan with the Bank of Western Australia, Ltd through our Australian subsidiary Newmarket Properties Pty, Ltd. (the “Newmarket Loan”). This loan was used to finance the construction of our newly opened shopping center of approximately 100,373 square feet Newmarket, Queensland, Australia and is generally without recourse to our assets other than the Newmarket construction project and the various Australian based cinema assets which also secure our Australian Credit Facility. Our Newmarket Loan has not been guaranteed by any entity other than several of our Australian subsidiaries. The construction portion of our Newmarket Loan will convert to be a portion of our above Australian Corporate Credit Facility upon completion of the construction and will thereby follow its principal and interest payment schedule. Our Newmarket Loan provides for floating rate interest and includes usual and customary affirmative and negative covenants designed to protect the bank’s security interest. The most restrictive covenant of the facility is a limitation on the total amount that we are able to drawdown based on the total assets that are securing the loan. While our Newmarket Loan provides for a floating rate of interest, it requires not less than 70% of the loan to be swapped into fixed rate obligations. At December 31, 2005, the fixed rate portion under the interest rate swap was at 7.43%. The current swap continues until May 31, 2006. As of December 31, 2005, the balance of this loan was $21.7 million (AUS$29.6 million). All interest rates above include a 1.00% interest rate margin.
Fair Value of Interest Rate Swap Agreements
     In accordance with SFAS No. 133, we marked our Australian interest rate swap instruments to market resulting in a $171,000 (AUS$180,000) increase, a $91,000 (AUS$118,000) increase and an $80,000 (AUS$106,000) decrease to interest expense during 2005, 2004 and 2003, respectively (See Note 13 – Derivative Instruments).
Australian Shopping Center Loans
     As part of the Anderson Circuit, in July 2004, we assumed the three loans on the properties of Epping, Rhodes, and West Lakes. The total amount assumed on the transaction date was $1.5 million (AUS$2.1 million) and the loans carry no interest as long as we make timely principal payments of approximately $235,000 (AUS$320,000) per year. The balance of these loans at December 31, 2005 was $1.2 million (AUS$1.6 million). Early repayment is possible without penalty. The only recourse on default of these loans is the security on the properties.
New Zealand
Corporate Credit Facility
     During 2004, we replaced our existing $20.9 million (NZ$31.3 million) credit facility with a $35.5 million (NZ$50.0 million) credit facility with Westpac Banking Corporation. The facility is secured by substantially all of our New Zealand assets, but has not been guaranteed by any entity other than several of our New Zealand subsidiaries. The facility expires on November 23, 2009 and provides for quarterly interest-only payments through November 23, 2006. Thereafter, principal and interest payments are to be paid quarterly through the maturity date. The credit facility has been fully drawn in order to repay the replaced facility and to finance our 2004 acquisitions of six cinemas (27 screens) and three underlying fee interests in New Zealand. The facility includes various affirmative and negative covenants designed to protect the bank’s security, limits capital expenditures and the repatriation of funds out of New Zealand without the approval of the bank. Also included in the restrictive covenants of the facility is the restriction of transferring funds from subsidiary to parent. Interest on the facility is a floating rate. At December 31, 2005 that rate was 9.15% (which includes a 1.45% interest rate margin) and the amount outstanding was $34.2 million (NZ$50.0 million).
Movieland Note Payable
     In August 2004, in connection with the purchase of our Movieland Circuit, we issued a $537,000 (NZ$784,000) purchase money promissory note with an interest rate of 5.50% and requiring that all principal and interest be paid in February 2006 (See Note 26 – Subsequent Events).
Domestic
Sutton Hill Capital Note 1 — City Cinemas Standby Credit Facility
     In connection with the City Cinemas Transaction, we undertook to lend SHC up to $28.0 million commencing in July 2007. With the release of the Murray Hill cinema from the Operating Lease in February 2002, this obligation decreased to $18.0 million. As more fully described in Note 25 – Related Parties and Transactions, the City Cinemas Standby Credit Facility, in connection with the sale of the Sutton Property, the Operating Lease was further reduced by $5.0 million from $18.0 million to $13.0 million and the draw down date was changed to the earlier of October 2005 or the payment of the Sutton Purchase Money Note.
     Prior to the sale of the Sutton Property in 2003, our funding obligation under the City Cinemas Standby Credit Facility was not recorded on our Consolidated Balance Sheet. Instead, it was disclosed as an off balance sheet future loan commitment. Following the October 2003 sale of the Sutton Property, this loan commitment was recorded as an “other non-current liability” on our Consolidated Balance Sheet. On September 14, 2004 the Sutton Purchase Money Note was paid, and $13.0 million of the proceeds were called by SHC as the final drawdown of the City Cinemas Standby Credit Facility.
     On September 14, 2004, we issued a $5.0 million promissory note to SHC which carries an interest rate at December 31, 2005 of 9.26% per annum with interest only payments payable monthly and a balloon principal payment due on July 28, 2007, the loan maturity date. We used the proceeds to in part invest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan.
Royal George Theatre Term Loan
     On November 29, 2002, we entered into a $2.5 million loan agreement with a financial institution, secured by our Royal George Theatre in Chicago, Illinois. The loan is a 5-year term loan that accrues a variable interest rate payable monthly in arrears. As of December 31, 2005, the interest rate on the loan was 6.97% paid monthly in conjunction with the principal. The loan agreement contains various covenants. The most restrictive covenant is that we must maintain the ratio of EBITDA (as defined by the loan agreement) to capital expenditures, taxes and loan payments of at least 1.1 to 1. We owed $2.0 million and $2.2 million on this term loan as of December 31, 2005 and 2004, respectively.
Sutton Hill Capital Note 2
     On September 19, 2005, we issued a $9.0 million promissory note, bearing interest at a fixed rate of 8.25% with interest only payments payable monthly and a balloon principal payment due on December 31, 2010, the loan maturity date, in exchange for the tenant’s interest in the ground lease estate that is currently between (i) our fee ownership of the underlying land and (ii) our current possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3 in Manhattan. This tenant’s ground lease interest was purchased from Sutton Hill Capital LLC (“SHC”). As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved issuance of debt in connection with the purchase of the property. The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.
Union Square Theatre Term Loan
     On October 4, 2001, we entered into a $3.5 million loan agreement with a financial institution secured by our Union Square Theatre in Manhattan. This 10-year term loan accrues interest at 7.31% paid monthly in conjunction with the principal for the first five years with the interest rate adjusting in the sixth year, and may be prepaid at the end of the fifth year without penalty. We owed $3.3 million on this term loan for the years ended December 31, 2005 and 2004. Our interest expense totaled $241,000 and $245,000 for the years ended December 31, 2005 and 2004, respectively. While this loan is structured as a limited recourse liability (the only collateral being our Union Square building and the tenant leases with respect to that building), this limited recourse structure is somewhat offset by our inter-company obligation under the lease of the live theater portion of the building, which provides for an annual rent of $546,000.
Glendale Office Building Term Loan
     On May 17, 2005, as part of the sale of our Glendale Office Building, the buyer assumed our institutional lender term loan secured by the property of $10.1 million. We entered into this loan agreement on December 20, 1999 having an original loan balance of $11.0 million loan agreement, a ten-year term, and a of fixed rate of 8.18%

per annum. We owed $10.2 million on this term loan as of December 31, 2004. Our interest expense totaled $313,000, $840,000 and $841,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The lender’s recourse under this loan was limited to the Glendale Office Building and the tenant leases related thereto.
Summary of Notes Payable
     Our aggregate future principal loan payments are as follows (dollars in thousands):

Year Ending December 31,

2006	$1,776
2007	10,098
2008	3,134
2009	81,922
2010	9,239
Thereafter	3,151

Total future principal loan payments	$109,320

     Since approximately $90.1 million of our total debt of $109.3 million at December 31, 2005 consisted of debt denominated in Australian and New Zealand dollars, the U.S dollar amounts of these repayments will fluctuate in accordance with the relative values of these currencies.
Note 13 – Derivative Instruments
     We are exposed to interest rate changes from our outstanding floating rate borrowings. We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings. From time to time, we may enter into interest rate hedging contracts which effectively convert a portion of our Australian dollar and/or New Zealand dollar denominated variable rate debt to a fixed rate over the term of the interest rate swap. In the case of our Australian borrowings, we are presently required to swap no less than 70% of our draw downs under our Australian Corporate Credit Facility and no less than 70% of our draw downs under our Newmarket Construction Loan into fixed interest rate obligations.
     The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2005 and 2004:

			Receive Variable
Type of Instrument	Notional Amount	Pay Fixed Rate	Rate	Maturity Date
Interest rate swap	$17,979,000	6.1800%	5.6600%	March 31, 2006
Interest rate swap	$11,986,000	6.6800%	n/a	December 31, 2008
Interest rate swap	$11,197,000	6.4400%	5.7050%	December 31, 2008
Interest rate swap	$8,994,000	5.7000%	5.7050%	December 31, 2007
     In accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in $171,000 (AUS$180,000) increase to interest expense during 2005, a $91,000 (AUS$118,000) increase to interest expense during 2004, and an $80,000 (AUS$106,000) decrease in interest expense in 2003. At December 31, 2005 and 2004 we have recorded the fair market value of our interest rate swaps at $638,000 (AUS$870,000) and $810,000 (AUS$1,050,000), respectively, as an other long-term liability. The swap with a notional amount of $11,986,000 does not have a Receive Variable Rate because we had not drawn on the facility as of December 31, 2005. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 14 — Income Taxes
     Income (loss) before provision for income tax expense includes the following (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003

United States	$(1,863)	$20	$(9,345)
Foreign	2,689	(9,117)	3,540

Income (loss) before income tax expense and equity earnings of unconsolidated investments	$826	$(9,097)	$(5,805)

     Significant components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003

Current income tax expense (benefit)
Federal	$444	$—	$(1,184)
State	186	216	(101)
Foreign	579	830	988

Total	1,209	1,046	(297)

Deferred income tax expense
Federal	—	—	819
State	—	—	189
Foreign	—	—	—

Total	—	—	1,008

Total income tax expense	$1,209	$1,046	$711

     Deferred income taxes reflect the net tax effect of “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax liabilities and assets are as follows (dollars in thousands):

	December 31,
Components of Deferred Tax Assets and Liabilities	2005	2004

Deferred Tax Assets:
Acquired and option properties	$—	$1,515
Net operating loss carry forwards	51,678	27,516
Impairment reserves	465	13,439
Alternative minimum tax carry forwards	3,483	3,445
Investment in subsidiary	—	6,767
Installment sale of cinema property	5,321	5,671
Other	1,912	827

Total Deferred Tax Assets	62,859	59,180

Deferred Tax Liabilities:
Acquired and option properties	4,275	—

Net deferred tax assets before valuation allowance	58,584	59,180
Valuation allowance	(58,584)	(59,180)

Net deferred tax asset	$—	$—

     We have determined as of December 31, 2005 that $58.6 million of deferred tax assets does not satisfy the recognition criteria set forth in SFAS No. 109 – Accounting for Income Taxes. Accordingly, a valuation allowance has been recorded for this amount.
     As of December 31, 2005, we had the following U.S. net operating loss carry forwards (dollars in thousands):

Expiration Date	Amount

2018	$4
2019	1,798
2020	542
2021	16,777
2022	1,636
2025	31,318

Total net operating loss carry forwards	$52,075

     Included in the U.S. loss carryforwards above are $17.4 million in tax deductions for a non-recoverable investment by a U.S. subsidiary in the stock of our Puerto Rico subsidiary. We also have approximately $3.5 million in alternative minimum tax credit carry forwards at December 31, 2005 that have no expiration date. In addition, we have approximately $47.5 million in Australian loss carry forwards and $2.0 million in New Zealand loss carry forwards that have no expiration date. Finally, we also have approximately $39.0 million in Puerto Rico loss carry forwards expiring no later than 2012. We disposed of our Puerto Rico operations during 2005 and plan no further investment in Puerto Rico for the foreseeable future. Accordingly, we would have to re-enter the Puerto Rico market to recognize material future tax benefits from Puerto Rico loss carryforwards. We expect no other substantial limitations on the future use of U.S. or foreign loss carry forwards except for reductions in unused U.S. loss carry forwards that may occur in connection with the 1996 Tax Audit described in Note 18 — Commitments and Contingencies.
     The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes. The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003

Expected tax provision (benefit)	$769	$(2,596)	$(1,826)
Reduction (increase) in taxes resulting from:
Change in valuation allowance	(596)	1,752	1,699
Foreign tax provision	579	830	802
Tax effect of foreign tax rates on current income	740	341	433
State and local tax provision	186	216	88
Other items	(469)	503	(485)

Actual tax provision	$1,209	$1,046	$711

     Pursuant to APB No.23, Accounting for Income Taxes — Special Areas, a provision should be made for the tax effect of earnings of foreign subsidiaries which are not permanently invested outside the United States. In our opinion, the earnings of our foreign subsidiaries are not permanently invested outside the United States. No taxable earnings were available in the Reading Australia consolidated group of subsidiaries or in the Puerto Rico subsidiary as of December 31, 2005. The Reading New Zealand consolidated group of subsidiaries generated pre-tax earnings in 2005, though continues to have a deficit in earnings accumulated since inception. In our opinion, withholding taxes related to the current pre-tax earnings would not have a material effect on financial reporting. Accordingly, no tax provision under APB 23 has been made.
     We have accrued $11.8 million in income tax liabilities as of December 31, 2005, of which $6.9 million have been classified as income taxes payable and $4.9 million have been classified as other non-current liabilities.

As part of income taxes payable, we have reserved $3.5 million in connection with the 1996 Tax Audit described in Note 18 – Commitments and Contingencies. We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes described in Note 15 – Other Liabilities.
Note 15 – Other Liabilities
     Other liabilities are summarized as follows (dollars in thousands):

	December 31,
	2005	2004

Current liabilities
Deferred payables	$—	$599
Security deposit payable	174	207
Other	76	—

Other current liabilities	$250	$806

Other liabilities
Foreign withholding taxes	$4,944	$4,733
Straight-line rent liability	3,541	2,992
Option liability	1,055	186
Environmental reserve	1,656	1,656
Interest rate swap	635	810
Other	678	325

Other liabilities	$12,509	$10,702

Note 16 – Fair Value of Financial Instruments
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

	Book Value		Fair Value
Financial Instrument	2005	2004	2005	2004

Cash	$8,548	$12,292	$8,548	$12,292
Accounts receivable	$5,272	$7,162	$5,272	$7,162
Investment in marketable securities	$401	$29	$401	$53
Restricted cash	$—	$815	$—	$815
Accounts and film rent payable	$18,118	$15,637	$18,118	$15,637
Notes payable	$109,320	$72,879	$107,727	$71,820
Interest rate swaps liability	$638	$810	$638	$810
Note 17 – Lease Agreements
     Most of our cinemas conduct their operations in leased facilities. Nine of our thirteen operating multiplexes in Australia, three of our seven cinemas in New Zealand and all of our cinemas in the United States are in leased facilities. These cinema leases have remaining terms inclusive of options of 10 to 50 years. Certain of our cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of our leases require the payment of property taxes, insurance and other costs applicable to the property. We also lease office space and equipment under non-cancelable operating leases. All of our leases are accounted for as operating leases and accordingly, we have no leases of facilities which require capitalization.
     We determine the annual base rent expense of our cinemas by amortizing total minimum lease obligations on a straight-line basis over the lease terms. Base rent expense and contingent rental expense under the operating leases totaled approximately $9.8 million and $719,000 for 2005, respectively; $7.5 million and $739,000 for 2004, respectively; and $6.6 million and $763,000, respectively, for 2003. Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consist of the following at December 31, 2005 (dollars in thousands):

Minimum Lease Payments

2006	$9,908
2007	10,260
2008	9,604
2009	9,506
2010	9,356
Thereafter	70,674

Total minimum lease payments	$119,308

     Since approximately $81.5 million of our total minimum lease payments of $119.3 million as of December 31, 2005 consisted of lease obligations denominated in Australian and New Zealand dollars, the U.S dollar amounts of these obligations will fluctuate in accordance with the relative values of these currencies.
Note 18 — Commitments and Contingencies
Cinemas 1, 2 & 3 Ground Lease
     As part of the purchase of the Cinemas 1, 2, 3 tenant’s ground lease interest, we have agreed in principal, as a part of our negotiations to acquire the land and the SHC interests in the Cinemas 1, 2 & 3, to grant an option to Sutton Hill Capital, LLC, a limited liability company beneficially owned in equal 50/50 shares by Messrs. James J. Cotter and Michael Forman (see Note 25 – Related Parties and Transactions) to acquire, at cost, up to a 25% non-managing membership interest in the limited liability company that we formed to acquire these interests. In relation to this option, we have recorded a $1.0 million call option liability in our other liabilities at December 31, 2005.
New Zealand Joint Venture Loans
     We are the 50% co-owners with the Everard Entertainment Ltd of the assets comprising three unincorporated joint ventures in New Zealand, referred to in these financial statements as the Berkeley Cinemas Joint Ventures. At December 31, 2005, we are 50% liable for three bank loans aggregating $10.4 million (NZ$15.2 million) which are secured by a first mortgage over the land and building assets of the three joint ventures. As these are unconsolidated joint ventures, these bank loans are not reflected in the Consolidated Balance Sheet at December 31, 2005. These loans are without recourse to any assets other than our interests in these three joint ventures.
     We are the 33.3% co-owners of the assets of Rialto Distribution. As such, we are 33.3% liable for line of credit that Rialto Distribution has with Bank of New Zealand. At December 31, 2005, the total line of credit was $1.4 million (NZ$2.0 million) and had an outstanding balance of $298,000 (NZ$436,000). As this company is an unconsolidated joint venture, this loan is not reflected in our Consolidated Balance Sheet at December 31, 2005. This loan is without recourse to any assets other than our interests in this joint venture.
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
     By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG. As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE. Pursuant to further discussions with the IRS in October 2005, this proposed change would result in an additional tax liability for CRG of approximately $20.5 million plus interest of approximately $10.2 million as of December 31, 2005. In addition, this proposal would result in California tax liability of approximately $5.3 million plus interest of approximately $2.7 million as of December 31, 2005. Accordingly, this proposed change represented, as at the end of 2005, an exposure of approximately $38.7 million. Moreover, California has recently enacted “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income. While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers. Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $42.7 million.
     In early February 2005, we had a mediation conference with the IRS concerning this proposed change. The mediation was conducted by two mediators, one of whom was selected by us from the private sector and one of whom was an employee of the IRS. In connection with this mediation, we and the IRS each prepared written submissions to the mediators setting forth our respective cases. In its written submission, the IRS noted that it had offered to settle its claims against us at 30% of the proposed change, and reiterated this offer at the mediation. This offer constituted, in effect, an offer to settle for a payment of $5.0 million federal tax, plus interest, for an aggregate settlement amount of approximately $8.0 million. Based on advice of counsel given after reviewing the materials submitted by the IRS to the mediation panel, and the oral presentation made by the IRS to the mediation panel and the comments of the mediators (including the IRS mediator), we determined not to accept this offer.
     As of December 31, 2005, no notice of deficiency had been received from IRS. We anticipate, however, that we will shortly receive a notice of deficiency in the full amount of the IRS’s proposed change, and we intend to aggressively litigate this matter in the tax court. While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of this matter.
     Since these tax liabilities relate to time periods prior to the Consolidation of CDL, RDGE, and CRG into RDI and since RDGE and CRG continue to exist as wholly owned subsidiaries of RDI, it is expected that any adverse determination would be limited in recourse to the assets of RDGE or CRG, as the case may be, and not to the general assets of RDI. At the present time, the assets of these subsidiaries are comprised principally of RDI securities. Accordingly, we do not anticipate, even if there were to be an adverse judgment in favor of the IRS that the satisfaction of that judgment would interfere with the internal operation or result in any levy upon or loss of any of our material operating assets. The satisfaction of any such adverse judgment would, however, result in a material dilution to existing stockholder interests.
     The IRS has also informally notified us that it intends to disallow the gains booked by RDGE in 1997 as a consequence of its acquisition of certain computer equipment and sale of the anticipated income stream from the lease of such equipment to third parties. The result of such disallowance would be the loss of the depreciation deductions that we took with respect to that equipment in the years following 1997. Such disallowance would have the effect of decreasing net operating losses but would not result in any additional federal income tax for such years. We have advised the IRS that we intend to appeal this determination. In turn, such disallowance would increase our state tax exposure for those years by approximately $170,000. Since we offset the gain claimed in 1997 against then expiring net operating losses, the only impact of the IRS’ position at the federal level would be the refund to us of approximately $440,000 plus interest, representing the alternative minimum tax we paid to the IRS with respect to that transaction.
Environmental and Asbestos Claims
     The City of Philadelphia (the “City”) has asserted that the North Viaduct property owned by a subsidiary of Reading requires environmental decontamination and that such subsidiary’s share of any such remediation cost will aggregate approximately $3.5 million. The City has also asserted that we should demolish certain bridges and overpasses that comprise a portion of the North Viaduct. We have in the recent past had discussions with the City involving a possible conveyance of the property. However, these discussions have not been productive of any definitive offer or proposal from the City. We continue to believe that our recorded remediation reserves related to the North Viaduct are adequate.
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
     From time to time we have claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers. However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans.
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
     The trial court has entered judgment against us and in favor of WPG in the amount of $3.4 million (AUS$4.5 million). The trial court has also entered judgment against the Burstone Parties and in our favor in the amount of $3.2 million (AUS$4.2 million). Further, the trial court has found us responsible to reimburse the Burstone Parties for 60% of their out-of-pocket legal fees. The Burstone Parties estimate that the final costs order will be in the range of $661,000 to $837,000 (AUS$900,000 to AUS$1.1 million). Even if the Court allows the maximum of this range, our judgment against the Burstone Parties will still exceed our net liability under the judgment in favor of WPG. In addition, we have settled various ancillary claims against us for an additional $306,000 (AUS$400,000), which has now been paid to WPG.

     A provisional liquidator has been appointed for WPG, and that company is now in the process of being wound up. As a consequence of our 50% interest in WPG, in the event that we are not successful in our appeal, we currently anticipate that we will ultimately receive liquidating distributions from WPG in an amount equal to approximately $1.8 million (AUS$2.3 million). During the third quarter of 2005, the Burstone Parties paid us $229,000 (AUS$300,000) against our judgment against them, and we have now entered into an agreement with the Burstone Parties, pursuant to which they have agreed to pay the balance of our judgment against them, together with ongoing interest, over time and have provided various undertakings and a guaranty to secure that obligation. Accordingly, we believe that our judgment against the Burstone Parties is adequately secured and, even if we do not prevail on appeal, we will still net in the range of $1.2 million (AUS$1.6 million) from the litigation, less such attorney’s fees as may be assessed against us when the final accounting for such fees is made and our own costs of collection.
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
Mackie Litigation
     On November 7, 2005 we were sued in the Supreme Court of Victoria at Melbourne by a former construction contractor with respect to the discontinued development of an ETRC at Frankston, Victoria. The action is entitled Mackie Group Pty Ltd v. Reading Properties Pty Ltd, and in it the former contractor seeks payment of a claimed fee in the amount of $734,000 (AUS$1.0 million). We do not believe that any such fee is owed, and are contesting the claim.
Other Claims
     We are not a party to any other pending legal proceedings or environmental action which we believe could have a material adverse effect on its financial position.
Note 19 – Minority Interest
     The minority interests are comprised of the following:
•	50% of membership interest in AFC by a subsidiary of National Auto Credit, Inc. (“NAC”)

•	25% minority interest in Australian Country Cinemas by 21st Century Pty, Ltd

•	33% minority interest in the Elsternwick Joint Venture by Champion Pictures Pty Ltd

•	20% minority interest in Big 4 Farming LLC by Cecelia Packing Corporation
     The components of minority interest are as follows (dollars in thousands):

	December 31,
	2005	2004

AFC	$2,847	$2,997
Australian Country Cinemas	113	295
Elsternwick Unincorporated Joint Venture	116	176
Other	3	2

Total minority interest	$3,079	$3,470

Note 20 — Common Stock
     Our common stock trades on the American Stock Exchange under the symbols RDI and RDI.B which are our Class A (non-voting) and Class B (voting) stock, respectively. Our Class A (non-voting) has preference over our Class B (voting) share upon liquidation. No dividends have ever been issued for either share class.
     In July 2005, we issued 925,000 shares of Class A Non-Voting Common Stock at an exercise price of $3.80 per share to Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, in connection with options issued to him under our stock based compensation plan. Pursuant to the terms of the stock option award, Mr. Cotter paid the exercise price by surrendering 486,842 shares of Class A Non-Voting Common Stock to us as treasury stock, resulting in a net increase in the number of shares of Class A Non-Voting Common Stock outstanding of 438,158 shares.
     During 2005, we issued Class A Non-Voting Common Stock to employees of the corporation under our stock based compensation plan totaling 29,600 shares with exercise prices ranging from $2.76 to $4.97 per share for cash. Additionally, we issued 20,000 shares of Class A Non-Voting Common Stock with an exercise price of $2.76 per share pursuant to the exercise by a former director of fully vested and then currently exercisable stock options. The exercise price was paid in the form of a promissory note in the amount of $55,000. Payment of the full amount of the note was received in February 2006.
     During 2004, we issued 98,949 shares at $8.00 (NZ$11.94) per share in connection with our acquisition of six cinemas in New Zealand. The holders of these shares had the right to sell such shares back to us at NZ$11.94 per share at any time during January 2006. For the year ended December 31, 2005, the put option liability is on our books for $24,000. We re-measure this liability each period through the end of the option life in January 2006. On January 27, 2006, this put option was exercised by the sellers resulting in the extinguishment of this obligation for a net settlement value of $24,000.
     At the request of certain of our stockholders, we exchanged our Class B Voting Common Stock held by such holders for a like number of shares of our Class A Non-Voting Common Stock in the amounts of 50,000 shares and 486,908 shares during 2005 and 2004, respectively.
Note 21 – Business Segments and Geographic Area Information
     Effective the fourth quarter of 2004, we reorganized our operating segments separating live theater rental activities from our cinema exhibition segment and including it as part of our real estate segment to provide better operational clarity and transparency of reporting.
     The table below sets forth certain information concerning our cinema operations and our real estate operations (which includes information relating to both our real estate development, retail rental and live theater rental activities) for the three years ended December 31, 2005 (dollars in thousands):

Year Ended December 31, 2005	Cinema	Real Estate	Total

Revenue	$86,760	$14,310	$101,070
Operating expense	70,452	7,359	77,811
Depreciation & amortization	8,323	3,674	11,997
General & administrative expense	5,894	38	5,932

Segment operating income (loss)	$2,091	$3,239	$5,330

Segment assets	$60,228	$176,441	$236,669
Segment capital expenditures	3,503	48,146	51,649

Year Ended December 31, 2004	Cinema	Real Estate	Total

Revenue	$74,324	$13,078	$87,402
Operating expense	60,129	6,948	67,077
Depreciation & amortization	8,094	3,629	11,723
General & administrative expense	4,373	23	4,396

Segment operating income	$1,728	$2,478	$4,206

Segment assets	$81,439	$133,110	$214,549
Segment capital expenditures	21,971	11,016	32,987

Year Ended December 31, 2003

Revenue	$67,128	$9,556	$76,684
Operating expense	51,435	7,379	58,814
Depreciation & amortization	7,068	3,700	10,768
General & administrative expense	3,911	7	3,918

Segment operating income (loss)	$4,714	$(1,530)	$3,184

Segment assets	$72,180	$133,677	$205,857
Segment capital expenditures	3,321	2,401	5,722

Reconciliation to consolidated net income:	2005	2004	2003

Total segment operating income	$5,330	$4,206	$3,184
Non-segment:
Depreciation and amortization expense	387	100	184
General and administrative expense	11,315	10,428	8,839

Operating loss	(6,372)	(6,322)	(5,839)
Interest expense, net	(4,473)	(3,078)	(2,567)
Other income (expense)	19	884	3,138
Minority interest	(579)	(112)	(249)
Gain on disposal of discontinued operations	13,610	—	—
Income (loss) from discontinued operations	(1,379)	(469)	(288)
Income tax expense	(1,209)	(1,046)	(711)
Equity earnings of unconsolidated investments	1,372	1,680	588

Net income (loss)	$989	$(8,463)	$(5,928)

Segment assets	$236,669	$214,549	$205,857
Corporate assets	16,388	15,678	17,009

Total Assets	$253,057	$230,227	$222,866

Segment capital expenditures	$51,649	$32,987	$5,722
Corporate capital expenditures	2,305	193	87

Total capital expenditures	$53,954	$33,180	$5,809

     The cinema results shown above include revenue and operating expense directly linked to our cinema assets. The real estate results include rental income from our properties and live theaters and operating expense directly linked to our property assets. Consistent with our global implementation of our new accounting system linked with the elimination of our live theater segment, the 2005 segment asset amounts are now more consistent with our prospective segment activity reporting.
     The following table sets forth the book value of our property and equipment by geographical area (dollars in thousands):

	December 31,
	2005	2004

Australia	$84,615	$59,527
New Zealand	37,025	39,852
United States	45,749	22,692

Total property and equipment	$167,389	$122,071

     The following table sets forth our revenues by geographical area (dollars in thousands):

	December 31,
	2005	2004	2003

Australia	$50,146	$46,979	$35,833
New Zealand	20,179	13,531	10,079
United States	30,745	26,892	30,772

Total Revenues	$101,070	$87,402	$76,684

Note 22 — Quarterly Financial Information (Unaudited – dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Revenue	$25,524	$24,853	$24,809	$25,884
Net earnings (loss)	$(2,403)	$10,500	$(4,572)	$(2,536)
Basic earnings (loss)	$(0.11)	$0.48	$(0.20)	$(0.13)
Diluted earnings (loss) per share	$(0.11)	$0.48	$(0.20)	$(0.13)

2004
Revenue	$20,015	$20,016	$24,164	$23,207
Net loss	$(1,353)	$(584)	$(2,162)	$(4,364)
Basic loss per share	$(0.06)	$(0.03)	$(0.10)	$(0.20)
Diluted loss per share	$(0.06)	$(0.03)	$(0.10)	$(0.20)
     In our opinion, the unaudited quarterly financial information presented above reflects all adjustments that are necessary for a fair presentation of the results of the quarterly periods presented.
Note 23 — Comprehensive Income (Loss)
     US GAAP requires us to classify unrealized gains and losses on equity securities as well as our foreign currency adjustments as comprehensive income. The following table sets forth our comprehensive income for the periods indicated (in thousands):

	Years Ended December 31,
	2005	2004	2003

Net income (loss)	$989	$(8,463)	$(5,928)
Cumulative foreign currency adjustment	(3,822)	1,190	23,373
Unrealized loss on securities	11	—	(219)

Comprehensive income (loss)	$(2,822)	$(7,273)	$17,226

Note 24 — Future Minimum Rental Income
     Real estate revenue amounted to $14.3 million, $13.1 million, and $9.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, rental revenue includes the revenue from Courtenay Central, Invercargill, Rotorua, and Napier in New Zealand; Auburn and Belmont in Australia; the Union Square Theatre, the Village East Cinema in New York; and the Royal George Theatre in Chicago.

     Future minimum rental income under all contractual operating leases is summarized as follows (dollars in thousands):

Year Ending December 31,

2006	$4,944
2007	5,019
2008	4,354
2009	3,331
2010	3,023
Thereafter	16,932

Total future minimum rental income	$37,603

Note 25 – Related Parties and Transactions
Sutton Hill Transaction
     In 2000, we entered into a transaction with Sutton Hill Capital L.L.C. (“SHC”), a related party, designed to give us (i) operating control, through an operating lease, of the 4 cinema “City Cinemas” theater chain in Manhattan, and (ii) the right to enjoy any appreciation in the underlying real estate assets, though a fixed price option to purchase these cinemas on an all or nothing basis in 2010. Two of the cinemas included in that chain – the Murray Hill Cinema and the Sutton Cinema – have now been sold for redevelopment, under terms that we believe preserve this basic structure and which will, if we exercise our purchase option, give us the future benefit of any appreciation realized in those assets during the time they were under our operation and control. In addition, this last year we acquired as a part of a tax-deferred exchange pursuant to Section 1031 of the Internal Revenue Code, (i) from a third party, the fee interest underlying the third of the four cinemas (the Cinemas 1, 2 & 3) and (ii) from SHC its tenant’s interest in the ground lease underlying the Cinemas 1, 2 & 3. Set out below is a more detailed discussion of the City Cinemas Transaction, and the subsequent modifications of that transaction to provide for the release of the Murray Hill Cinema, the Sutton Cinema and the Cinemas 1, 2 & 3 properties.
In July 2000, we acquired from SHC the Manhattan based City Cinemas circuit in a transaction structured as a 10 year operating lease (the “City Cinemas Operating Lease”) with options either to extend the lease for an additional 10 year term or, alternatively, to purchase the improvements and certain of the real estate assets underlying that lease (the “City Cinemas Purchase Option”). We paid an option fee of $5.0 million, which will be applied against the purchase price if we elect to exercise the City Cinemas Purchase Option. The aggregate exercise price of the City Cinemas Purchase Option was originally $48.0 million, and rent was calculated to provide an 8.25% yield to SHC (subject to an annual modified cost of living adjustment) on the difference between the exercise price and the $5.0 million option fee. Incident to that transaction, we agreed to lend to SHC (the “City Cinemas Standby Credit Facility”) up to $28.0 million, beginning in July 2007, all due and payable in December 2010 (the principal balance and accrued interest on any such loan was likewise to be applied against the option exercise price, in the event the option was exercised). The interest rate on the City Cinemas Standby Credit Facility was also fixed at 8.25%, subject to the same modified cost of living adjustment used to calculate rent under the City Cinemas Operating Lease.
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
Since we entered into the City Cinemas Transaction, two of the cinema properties involved in that transaction have been sold to third parties for redevelopment: the Murray Hill Cinema and the Sutton Cinema. These purchasers paid $10.0 million and $18.0 million respectively for these two properties, which included the cost of acquiring the fee interest in these properties held by Nationwide Theatres (an affiliate of SHC), the leasehold interest held by SHC, and our rights under the City Cinemas Operating Lease and the City Cinemas Purchase Option. Since we believed that a sale of these properties at these prices was more beneficial to us than continuing to operate them as cinemas, and since the original City Cinemas Transaction did not contemplate a piece-meal release of properties or give us the right to exercise our City Cinemas Purchase Option either (i) on a piece-meal basis or (ii) prior to July 2010, we worked with SHC to devise a transaction that would allow us to dispose of our collective interests in these properties while preserving the fundamental benefits of the transaction for ourselves and SHC. Included among the benefits to be preserved by SHC was the deferral of any capital gains tax with respect to the transfer of the remaining properties until 2010 and assurances that the various properties involved in the City Cinemas Transaction would only be acquired by us on an “all or nothing” basis. Included among the benefits to be preserved for us was the right to get the benefit of 100% of any appreciation in the properties underlying the City Cinemas Operating Lease between the date of that lease (July 2000) and the date any such properties were sold, provided that we ultimately exercised our purchase rights under the City Cinemas Purchase Option.
As a result of these negotiations and the sale of these two properties, our rent under the City Cinemas Operating Lease was reduced by approximately $1.9 million per annum, the exercise price of the City Cinemas Purchase Option was reduced from $48.0 million to $33.0 million, and our funding obligation under the City Cinemas Standby Line of Credit was reduced from $28.0 million to $13.0 million. In addition, we received in consideration of the release of our interest in the Murray Hill Cinema a cash payment of $500,000. In consideration of the transfer of our interest in the Sutton Cinema we received (i) a $13.0 million purchase money promissory note (the Sutton Purchase Money Note”) secured by a first mortgage on the Sutton Cinema property (the “Sutton Purchase Money Mortgage”), (ii) a right to acquire up to a 25% interest in the special purpose entity formed to redevelop the Sutton Cinema property for a prorated capital contribution (the “Sutton Reinvestment Option”) or to receive instead an in lieu fee of $650,000, and (iii) the right to operate the Sutton Cinema until such time as the Sutton Purchase Money Note was paid. The Sutton Purchase Money Note was due and payable on October 21, 2005, and carried interest for the first year at 3.85%, increasing in the second year to 8.25%. On September 14, 2004, the Sutton Purchase Money Note was prepaid in full and we exercised our Sutton Reinvestment Option.
In keeping with the “all or nothing” nature of our rights under the City Cinemas Purchase Option, we agreed to use the principal proceeds of the Sutton Purchase Money Promissory Note to fund our remaining $13.0 million obligation under the City Cinemas Standby Credit Facility. We have also agreed that the principal amount of the City Cinemas Standby Credit Facility will be forgiven if we do not exercise our purchase rights under the City Cinemas Purchase Option. Accordingly, if we exercise our rights under the City Cinemas Purchase Option to purchase the remaining City Cinemas assets, we will be acquiring the remaining assets subject to the City Cinemas Operating Lease for an additional cash payment of $15.0 million, (offsetting against the current $33.0 million exercise price, the previously paid $5.0 million deposit and the $13.0 million principal amount of the City Cinemas Standby Credit Facility) and will receive, in essence, the benefit of 100% of the appreciation in all of the properties initially subject to the City Cinemas Operating Lease between July 2000, and the date such properties were either disposed of or acquired by us pursuant to the City Cinemas Purchase Option. If we do not exercise our option to purchase, then the City

Cinemas Credit Facility will be forgiven, and we will not get the benefit of such appreciation. Immediately following the sale of the Sutton Cinema, the remaining properties consisted of (i) the Village East Cinema, which is located at the corner of 2nd Avenue and 11th Street in Manhattan, on a 27 year land lease, and (ii) the Cinemas 1, 2 & 3, which is located on 3rd Avenue between E. 59th and E. 60th Streets in Manhattan and which was likewise at that time on a long term ground lease.
Since the Murray Hill Cinema sale transaction was structured as a release of our leasehold interest in the Murray Hill Cinema, we did not recognize any gain or loss for either book or tax purposes, other than the $500,000 in lieu fee, which was recognized as non-operating income. We likewise did not book any gain or loss on the disposition of the Sutton Cinema for book purposes. However, we did recognize gain in the amount of approximately $13.0 million for state and federal tax purposes, which gain was offset against net operating losses. Notwithstanding this offset, we were still liable for alternative minimum tax on the transaction. That alternative minimum tax will, however, be offset against our future tax liabilities. In the event that we decide not to exercise our City Cinemas Purchase Option, we would at that time recognize a $13.0 million loss for tax purposes.
Following the release of our leasehold interest in the Murray Hill Cinema and disposition of the Sutton Cinema in 2003 we decreased the value of the option fee in the City Cinemas Purchase Option agreement by $890,000. In addition, in October 2003 we recorded our loan commitment under the City Cinemas Standby Credit Facility as a payable in our long-term debt on the Consolidated Balance Sheet.
In September 2004, simultaneously with the drawdown by SHC of the remaining $13.0 million under the Standby Credit Facility, SHC lent us $5.0 million. This amount was used principally to fund our purchase of the 25% membership interest in limited liability company that was developing the Sutton Cinema site, and for working capital purposes. The loan bears interest currently at 9.26%, payable monthly, with principal due and payable on September 14, 2007.
On June 1, 2005, we acquired from a third party the fee interest and the landlord’s interest in the ground lease underlying our leasehold estate in the Cinemas 1, 2 & 3. In consideration of the fact that there was some uncertainty as to whether the opportunity to acquire this fee interest was an asset of SHC (as the tenant of the ground lease estate and the owner of the improvements located upon the land) or an asset of our Company, a compromise was reached whereby we agreed to grant to SHC an option to acquire – at cost – up to a 25% membership interest in the special purpose entity that we formed to acquire the fee interest – Sutton Hill Properties, LLC. That agreement has not yet been documented.
On September 19, 2005, we acquired from SHC its “tenant’s interest” in the ground lease underlying our leasehold estate in the Cinemas 1, 2 & 3. The purchase price of the “tenant’s interest” was $9.0 million, and was paid in the form of a 5-year unsecured purchase money promissory note, bearing interest at 8.25%, interest payable monthly with principal payable on December 31, 2010 (the “Purchase Money Promissory Note”). This interest is also held by Sutton Hill Properties, LLC, the same special purpose entity that acquired the fee interest in the property. Accordingly, SHC’s option to buy into Sutton Hill Properties, LLC, is, in essence, a right to buy-back into both the fee interest acquired from the unrelated third party and the leasehold interest acquired from SHC. Following the purchase of the “tenant’s interest,” we decreased the value of the option fee in the City Cinemas Purchase Option agreement by $1.3 million. We have not yet acquired the building and improvements constituting the Cinemas 1, 2 & 3 from SHC. However, Sutton Hill Properties, LLC, has an option to acquire such improvements exercisable at any time in the event we determine to redevelop the property, for $100,000.
As a result of the acquisition of SHC’s tenant’s interest in the ground lease, the City Cinemas Operating Lease was amended to reduce the rent by an amount equal to the interest payable under the Purchase Money Promissory Note, and the exercise price on the City Cinemas Purchase

Option was likewise reduced by $9.0 million. Consequently, an exercise of our option to purchase the Village East Cinema would require a cash payment on our part of $6.0 million.
Each of the above modification transactions involved was reviewed by a committee of the independent directors of the Board of Directors. In each case, the independent directors of the applicable committee have found the transaction to be fair and in the best interests of our Company and our public stockholders.
Reflecting the disposition of the Murray Hill Cinema and the Sutton Cinema, the acquisition of the fee, the landlord’s interest in the ground lease and the tenant’s interest in the ground lease underlying the Cinemas 1, 2 & 3, and the amendments to date with respect to the City Cinemas Transaction, which has reduced our rent expense for this property to zero, our anticipated rental payments for 2006 under the City Cinemas Operating Lease will be approximately $495,000. For the years ended December 31, 2005 and 2004, rent expense to SHC under the City Cinemas Operating Lease was $1.0 million and $2.4 million, respectively. We have funded our entire $13.0 million obligation under the City Cinemas Standby Credit Facility. We also have the option to purchase in July 2010 the remaining assets under the City Cinemas Operating Agreement (SHC’s long term leasehold interests in the Village East Cinema and the improvements comprising this cinema) for an additional payment of $6.0 million. As separate matters, we currently owe SHC $5.0 million (due September 14, 2007) with respect to the borrowing used principally to finance the acquisition of our interest in the limited liability company currently developing the Sutton Cinema site and $9.0 million on the Purchase Money Promissory Note (due December 31, 2010), for an aggregate liability of $14.0 million.
Reflecting the release of the Murray Hill Cinema and the sale of our interest in the Sutton Cinema, we expensed from the $5.0 million option fee for book purposes $890,000 related to such sales. In connection with the purchase of SHC’s interest in the Cinemas 1, 2 & 3 property, we allocated $1.3 million of this option amount to the purchase price of that interest. Accordingly, at the present time, we carry only $441,000 of the original $5.0 million option fee as a net asset on our balance sheet.
The option granted to SHC to buy up to a 25% interest in Sutton Hill Properties, LLC has been valued at $1.0 million and is reflected on our balance sheet as of December 31, 2005.
OBI Management Agreement
     Pursuant to a Theater Management Agreement (the “Management Agreement”), our live theater operations are managed by OBI LLC (“OBI Management”), which is wholly owned by Ms. Margaret Cotter who is the daughter of James J. Cotter and a member of our Board of Directors.
     The Management Agreement generally provides that we will pay OBI Management a combination of fixed and incentive fees which historically have equated to approximately 18% of the net cash flow received by us from our live theaters in New York. Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management receives no compensation with respect to a theater at any time when it is not generating revenues for us. This arrangement provides an incentive to OBI Management to keep the theaters booked with the best available shows, and mitigates the negative cash flow that would result from having an empty theater. In addition, OBI Management manages our Royal George live theater complex in Chicago on a fee basis based on theater cash flow. In 2005, OBI Management earned $533,000 (including $74,000 for managing the Royal George) which was 20.7% of net live theater cash flows for the year. In 2004, OBI Management earned $419,000 (including $35,000 for managing the Royal George) which was 17.2% of net live theater cash flows for the year. In each year, we reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Royal George complex.
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
Live Theater Play Investment
     From time to time our officers and directors may invest in plays that lease our live theaters. During 2004, an affiliate of Mr. James J. Cotter and Michael Forman have a 25% investment in the play, I Love You, You’re Perfect, Now Change, playing in one of our auditoriums at our Royal George Theatre. We similarly had a 25% investment in the play. The play has earned for us $25,000 and $35,000 during the years ended December 31, 2005 and 2004, respectively. This investment received board approval from our Conflicts Committee on August 12, 2002.
     The play STOMP has been playing in our Orpheum Theatre since prior to the time we acquired the theater in 2001. Messrs. James J. Cotter and Michael Forman own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theater.
Note 26 – Subsequent Events
New Zealand Movieland Note Payable
     On February 27, 2006, we paid off the balance of our New Zealand Movieland Note Payable which we had issued in August 2004 in connection with the purchase of our Movieland Circuit. The balance of the purchase money promissory note was paid in full in the amount of $520,000 (NZ$784,000) plus $14,000 (NZ$22,000) of accrued interest.
Put Option for RDI Class A Shares Related to Movieland Purchase
     On February 27, 2006, we paid $783,000 (NZ$1.2 million) to the sellers of the Movieland Circuit in exchange for 98,949 Class A Common shares. This transaction resulted from their put option to put back to us at an exercise price of NZ$11.94 the shares they received at part of the purchase price of the Movieland Circuit any time during the month of January 2006.
Queenstown Cinema
     Effective February 23, 2006, we purchased a 3-screen leasehold cinema in Queenstown, New Zealand for $939,000 (NZ$1.4 million). We funded this acquisition through internal sources.
Burwood Property
     On February 20, 2006, the Victoria State Government approved a rezoning of our 50.6 acre Burwood property (located in suburban Melbourne) from an essentially industrial to a priority use zone allowing a mixture of retail, entertainment, commercial and residential uses. We currently carry this property on our books at $19.8 million (AUS$26.9 million).

Schedule II – Valuation and Qualifying Accounts

		Additions
	Balance at	charged to
	beginning of	costs and		Balance at
Description	year	expenses	Deductions	end of year

Allowance for doubtful accounts
Year-ended December 31, 2005 – Allowance for doubtful accounts	$—	$161	$64	$97
Year-ended December 31, 2004 – Allowance for doubtful accounts	$—	$—	$—	$—
Year-ended December 31, 2003 – Allowance for doubtful accounts	$—	$—	$—	$—

Tax valuation allowance
Year-ended December 31, 2005 – Tax valuation allowance	$59,180	$—	$596	$58,584
Year-ended December 31, 2004 – Tax valuation allowance	$57,428	$1,752	$—	$59,180
Year-ended December 31, 2003 – Tax valuation allowance	$55,729	$1,699	$—	$57,428

Item 9 – Change in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 Exchange Act) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designated to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Reading International, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Reading International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on the consolidated financial statements.
DELOITTE & TOUCHE LLP
Los Angeles, California
March 15, 2006

PART III
Items 10, 11, 12, 13 and 14
     Information required by Part II (Items 10, 11, 12, 13 and 14) of this From 10-K is herby incorporated by reference from the Reading International, Inc.’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV
Item 15 – Exhibits, Financial Statement Schedule, and Reports on Form 8-K
(a) The following documents are filed as a part of this report:
1.	Financial Statements
          The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”
2.	Financial Statement Schedule for the years ended December 31, 2005, 2004 and 2003
          Schedule II – Valuation and Qualifying Accounts
3.	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)
3.1	Certificate of Amendment of Restatement Articles of Incorporation of Citadel Holding Corporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

3.2	Restated By-laws of Citadel Holding Corporation, a Nevada corporation (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

3.3	Certificate of Amendment of Articles of Incorporation of Citadel Holding Corporation (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.4	Articles of Merger of Craig Merger Sub, Inc. with and into Craig Corporation (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.5	Articles of Merger of Reading Merger Sub, Inc. with and into Reading Entertainment, Inc. (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.6	Restated By-laws of Reading International, Inc., a Nevada corporation (filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

4.1	1999 Stock Option Plan of Reading International, Inc. as amended on December 31, 2001 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on January 21, 2004, and incorporated herein by reference).

10.1	Tax Disaffiliation Agreement, dated as of August 4, 1994, by and between Citadel Holding Corporation and Fidelity Federal Bank (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

10.2	Standard Office lease, dated as of July 15, 1994, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

10.3	First Amendment to Standard Office Lease, dated May 15, 1995, by and between Citadel Realty, Inc. and Fidelity Federal Bank (filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

10.4	Guaranty of Payment dated May 15, 1995 by Citadel Holding Corporation in favor of Fidelity Federal Bank (filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

10.5	Exchange Agreement dated September 4, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc. Craig Corporation, Craig Management, Inc., Reading Entertainment, Inc., Reading Company (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.6	Asset Put and Registration Rights Agreement dated October 15, 1996 among Citadel Holding Corporation, Citadel Acquisition Corp., Inc., Reading Entertainment, Inc., and Craig Corporation (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.7	Articles of Incorporation of Reading Entertainment, Inc., A Nevada Corporation (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.7a	Certificate of Designation of the Series A Voting Cumulative Convertible preferred stock of Reading Entertainment, Inc. (filed as Exhibit 10.7a to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.8	Lease between Citadel Realty, Inc., Lesser and Disney Enterprises, Inc., Lessee dated October 1, 1996 (filed as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

10.9	Second Amendment to Standard Office Lease between Citadel Realty, Inc. and Fidelity Federal Bank dated October 1, 1996 (filed as Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

10.10	Citadel 1996 Non-employee Director Stock Option Plan (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.11	Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.12	Stock Purchase Agreement dated as of April 11, 1997 by and between Citadel Holding Corporation and Craig Corporation (filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.13	Secured Promissory Note dated as of April 11, 1997 issued by Craig Corporation to Citadel Holding Corporation in the principal amount of $1,998,000 (filed as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.14	Agreement for Purchase and Sale of Real Property between Prudential Insurance Company of America and Big 4 Farming LLC dated August 29, 1997 (filed as Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.15	Second Amendment to Agreement of Purchase and Sale between Prudential Insurance Company of America and Big 4 Farming LLC dated November 5, 1997 (filed as Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.16	Partnership Agreement of Citadel Agricultural Partners No. 1 dated December 19, 1997 (filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.17	Partnership Agreement of Citadel Agricultural Partners No. 2 dated December 19, 1997 (filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.18	Partnership Agreement of Citadel Agricultural Partners No. 3 dated December 19, 1997 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.19	Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 1 and Big 4 Farming LLC (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.20	Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 2 and Big 4 Farming LLC (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.21	Farm Management Agreement dated December 26, 1997 between Citadel Agricultural Partner No. 3 and Big 4 Farming LLC (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.22	Line of Credit Agreement dated December 29, 1997 between Citadel Holding Corporation and Big 4 Ranch, Inc. (filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.23	Management Services Agreement dated December 26, 1997 between Big 4 Farming LLC and Cecelia Packing (filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.24	Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 1 (filed as Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.25	Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 2 (filed as Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.26	Agricultural Loan Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agriculture Partner No. 3 (filed as Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.27	Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 1 (filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.28	Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 2 (filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.29	Promissory Note dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partners No. 3 (filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.30	Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 1 (filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.31	Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 2 (filed as Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.32	Security Agreement dated December 29, 1997 between Citadel Holding Corporation and Citadel Agricultural Partnership No. 3 (filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.33	Administrative Services Agreement between Citadel Holding Corporation and Big 4 Ranch, Inc. dated December 29, 1997 (filed as Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.34	Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (filed as Exhibit as 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.35	Reading Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 (filed by Reading Entertainment Inc. as Form 10-K for the year ended December 31, 1999 on April 14, 2000 and incorporated herein by reference).

10.36	Promissory note dated December 20, 1999 between Citadel Holding Corporation and Nationwide Life Insurance 3 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.37*	Employment Agreement between Citadel Holding Corporation and Andrzej Matyczynski (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.38	Citadel 1999 Employee Stock Option Plan (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.39	Amendment and Plan of Merger By and Among Citadel Holding Corporation and Off-Broadway Theatres, Inc. (filed as Exhibit A to the Company’s Proxy Statement and incorporated herein by reference).

10.40	Amended and Restated Lease Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.41	Amended and Restated Citadel Standby Credit Facility dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.42	Amended and Restated Security Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.43	Amended and Restated Pledge Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.44	Amended and Restated Intercreditor Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. and Nationwide Theatres Corp. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.45	Guaranty dated July 28, 2000 by Michael R. Forman and James J. Cotter in favor of Citadel Cinemas, Inc. and Citadel Realty, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.46	Amended and Restated Agreement with Respect to Fee Option dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Citadel Realty, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.47	Theater Management Agreement between Liberty Theaters, Inc. and OBI LLC (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.48*	Non-qualified Stock Option Agreement between Reading International, Inc. and James J. Cotter (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.49	Omnibus Agreement between Citadel Cinemas, Inc. and Sutton Hill Capital, LLC, dated October 22, 2003 (filed on Quarterly Report Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference).

10.50	Pledge Agreement between Citadel Cinemas, Inc. and Sutton Hill Capital, LLC, dated October 22, 2003 (filed on Quarterly Report Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference).

10.51	Guarantee of Lenders Obligation Under Standby Credit Agreement in favor of Sutton Hill Capital, LLC, dated October 22, 2003 (filed on Quarterly Report Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference).

10.52*	Employment agreement between Reading International, Inc. and Wayne D. Smith (filed as exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.53	Contract of Sale between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005 (filed as exhibit 10.53 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.54	Installment Sale Note dated as of September 19, 2005 (filed as exhibit 10.54 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.55	Guaranty by Reading International, Inc. dated as of September 1, 2005 (filed as exhibit 10.55 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.56	Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005 (filed as exhibit 10.56 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.57	License and Option Agreement between Sutton Hill Properties, LLC and Sutton Hill Capital L.L.C. dated as of September 19, 2005 (filed as exhibit 10.57 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.58	Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005 (filed as exhibit 10.58 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.59	Letter from James J. Cotter dated August 11, 2005 regarding liens (filed as exhibit 10.59 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.60	Letter amending effective date of transaction to September 19, 2005 (filed as exhibit 10.60 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.61	Promissory Note by Citadel Cinemas, Inc. in favor of Sutton Hill Capital L.L.C. dated September 14, 2004 (filed herewith).

10.62	Guaranty by Reading International, Inc. in favor of Sutton Hill Capital L.L.C. dated September 14, 2004 (filed herewith).

21	List of Subsidiaries (filed herewith).

23	Consent of Independent Auditors (filed herewith).

31.1	Certification of Principal Executive Officer dated March 13, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer dated March 13, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer dated March 13, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer dated March 13, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*These exhibits constitute the executive compensation plans and arrangements of the Company.
(b)	Exhibits Required by Item 601 of Regulation S-K

See Item (3) above.

(c)	Financial Statement Schedule

See Item (2) above.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
READING INTERNATIONAL, INC.
(Registrant)

Date: March 13, 2006	By:	/s/ Andrzej Matyczynski

Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ James J. Cotter	Chairman of the Board and Director and	March 13, 2006
James J. Cotter	Chief Executive Officer

/s/ Eric Barr	Director	March 13, 2006
Eric Barr

/s/ James J. Cotter, Jr.	Director	March 13, 2006
James J. Cotter, Jr.

/s/ Margaret Cotter	Director	March 13, 2006
Margaret Cotter

/s/ William D. Gould	Director	March 13, 2006
William D. Gould

/s/ Edward L. Kane	Director	March 13, 2006
Edward L Kane

/s/ Gerard P. Laheney	Director	March 13, 2006
Gerard P. Laheney

/s/ Alfred Villaseñor, Jr.	Director	March 13, 2006
Alfred Villaseñor, Jr.