Form 10-Q
period 2006-03-31
READING INTERNATIONAL INC
filed 2006-05-10
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8625
READING INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or	95-3885184 (IRS Employer Identification No.)
organization)

500 Citadel Drive, Suite 300	90040
Commerce CA	(Zip Code)
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 8, 2006, there were 20,918,505 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – Financial Information
Item 1 – Financial Statements
Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$4,635	$8,548
Receivables	3,317	5,272
Inventory	406	468
Investment in marketable securities	579	401
Prepaid and other current assets	2,595	996

Total current assets	11,532	15,685
Property held for development	6,723	6,889
Property under development	22,697	23,069
Property & equipment, net	162,729	167,389
Investment in unconsolidated joint ventures	13,375	14,025
Capitalized leasing costs	14	15
Goodwill	14,326	14,653
Intangible assets, net	8,544	8,788
Other assets	2,248	2,544

Total assets	$242,188	$253,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$12,246	$13,538
Film rent payable	3,477	4,580
Notes payable – current portion	1,529	1,776
Income taxes payable	7,601	7,504
Deferred current revenue	2,014	2,319
Other current liabilities	188	250

Total current liabilities	27,055	29,967
Notes payable – long-term portion	90,651	93,544
Notes payable to related parties	14,000	14,000
Deferred non-current revenue	594	554
Other liabilities	14,939	12,509

Total liabilities	147,239	150,574

Commitments and contingencies	—	—
Minority interest in consolidated affiliates	2,866	3,079
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,495,729 issued and 20,918,505 outstanding at March 31, 2006 and 35,468,733 issued and 20,990,458 outstanding at December 31, 2005	215	215
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at March 31, 2006 and December 31, 2005	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares	—	—
Additional paid-in capital	128,135	128,028
Accumulated deficit	(57,061)	(53,914)
Treasury shares	(4,307)	(3,515)
Accumulated other comprehensive income	25,086	28,575

Total stockholders’ equity	92,083	99,404

Total liabilities and stockholders’ equity	$242,188	$253,057

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
( U.S. dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005

Revenue
Cinema	$22,509	$21,916
Real estate	3,428	3,608

	25,937	25,524

Operating expense
Cinema	17,876	17,593
Real estate	1,711	1,608
Depreciation and amortization	3,240	3,163
General and administrative	3,367	3,747

	26,194	26,111

Operating loss	(257)	(587)

Non-operating income (expense)
Interest income	61	73
Interest expense	(1,845)	(939)
Other expense	(1,156)	(271)

Loss before minority interest expense, discontinued operations, income tax expense, and equity earnings of unconsolidated joint ventures	(3,197)	(1,724)
Minority interest expense	80	137

Loss from continuing operations	(3,277)	(1,861)

Loss from discontinued operations	—	(713)

Loss before income tax expense and equity earnings of unconsolidated joint ventures	(3,277)	(2,574)
Income tax expense	337	233

Loss before equity earnings of unconsolidated joint ventures	(3,614)	(2,807)
Equity earnings of unconsolidated joint ventures	467	404

Net loss	$(3,147)	$(2,403)

Loss per common share – basic:
Loss from continuing operations	$(0.14)	$(0.08)
Loss from discontinued operations, net	—	(0.03)

Basic loss per share	$(0.14)	$(0.11)

Weighted average number of shares outstanding – basic	22,450,007	22,006,839

Loss per common share – diluted:
Loss from continuing operations	$(0.14)	$(0.08)
Loss from discontinued operations, net	—	(0.03)

Diluted loss per share	$(0.14)	$(0.11)

Weighted average number of shares outstanding – diluted	22,450,007	22,006,839

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Operating Activities
Net loss	$(3,147)	$(2,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain recognized on foreign currency transactions	(24)	—
Equity earnings of unconsolidated joint ventures	(467)	(404)
Distributions of earnings from joint ventures	332	218
Gain on disposal of assets	(3)	—
Depreciation and amortization	3,240	3,414
Stock based compensation expense	21	—
Minority interest	80	137
Changes in operating assets and liabilities:
Decrease in receivables	1,846	1,058
Increase in prepaid and other assets	(1,530)	(794)
Decrease in accounts payable and accrued expenses	(961)	(2,970)
Decrease in film rent payable	(1,042)	(557)
Increase (decrease) in deferred revenues and other liabilities	1,120	(1,007)

Net cash used in operating activities	(535)	(3,308)

Investing activities
Acquisitions	(939)	—
Purchase of property and equipment	(2,695)	(6,116)
Investments in unconsolidated joint ventures	—	(963)
Change in restricted cash	191	362
Purchase of marketable securities	(184)	—
Deposits related to land acquisitions	—	(3,360)

Net cash used in investing activities	(3,627)	(10,077)

Financing activities
Repayment of long-term borrowings	(604)	(104)
Proceeds from borrowings	2,273	7,799
Proceeds from exercise of stock options	87	—
Repurchase of Class A Nonvoting Common Stock	(792)	—
Minority interest distributions	(285)	—

Net cash provided by financing activities	679	7,695

Effect of exchange rate changes on cash and cash equivalents	(430)	383

Decrease in cash and cash equivalents	(3,913)	(5,307)
Cash and cash equivalents at beginning of period	8,548	12,292

Cash and cash equivalents at end of period	$4,635	$6,985

Supplemental Disclosures
Interest paid	$1,597	$1,604
Income taxes paid	$134	$103
Non-cash transactions
Common stock issued for note receivable (Note 2)	$—	$55
Increase in cost basis of Cinemas 1, 2, & 3 related to the purchase price adjustment of the call option liability to related party	$1,087	—
See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006
Note 1 – Basis of Presentation
     Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was founded in 1983 as a Delaware corporation and reincorporated in 1999 in Nevada. Our businesses consist primarily of:
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
     The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting. As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted. There have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”). The financial information presented in this quarterly report on Form 10-Q for the period ended March 31, 2006 (the “March Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our 2005 Annual Report which contains the latest audited financial statements and related footnotes.
     In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows as of and for the three months ended March 31, 2006 have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the entire year. Certain amounts in previously issued financial statements have been reclassified to conform to the 2006 presentation.
     In our Consolidated Statement of Cash Flows for the three months ended March 31, 2005, we changed the classification of equity earnings of unconsolidated joint ventures to present such returns as an operating activity. We previously presented such amounts as an investing activity. We reclassified distributions from unconsolidated joint ventures to be consistent with our presentation that resulted in a net decrease to investing cash flows for the three months ended March 31, 2005 of approximately $218,000 and a corresponding net increase to operating cash flows, from the amounts previously reported. In addition, our March 31, 2005 prior year statement of operations amounts have been reclassified in order to conform to the discontinued operations presentation (see Note 17 – Discontinued Operations and Assets Held For Sale).
Note 2 – Stock-Based Compensation
     We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock. During the first quarter of 2006, we issued for cash to an employee of the corporation under this stock based compensation plan 12,000 shares and 15,000 shares of Class A Nonvoting Common Stock at exercise prices of $3.80 and $2.76 per share, respectively.
     Prior to January 1, 2006, we accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations while disclosing pro-forma net income and pro-forma net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we did not recognize any compensation expense when the exercise price of the stock options equaled or exceeded the market price of the underlying stock on the date of grant. We issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant. No stock compensation expense was recognized in the consolidated statements of operations through December 31, 2005.
     Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)) which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all newly granted options and any modifications or cancellations of previously granted awards. Therefore, prior period consolidated financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, modifications to awards, and cancellations of awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. We estimate the valuation of stock based compensation using a Black-Scholes option pricing formula.
     When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created. SFAS 123(R) requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. Had we previously adopted SFAS 123(R), there would have been no impact on our presentation of the consolidated statement of cash flows because there were no recognized tax benefits relating to the three months ended March 31, 2005. For the three months ended March 31, 2006, there was no impact to the consolidated statement of cash flows because there were also no recognized tax benefits during this period.
     SFAS No. 123(R) requires Companies to estimate forfeitures. Based on our historical experience and the relative market price to strike price of the options, we do not currently estimate any forfeitures of vested or unvested options that would result in a cumulative adjustment from a change in accounting principle for the three months ended March 31, 2006.
     In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool or APIC pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).
     In accordance with SFAS No. 123(R), we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options. The dividend yield is excluded from the calculation, as it is our present intention to retain all earnings. We expense the estimated grant date fair values of options issued on a straight-line basis over the vesting period.

     There were no options granted during the three months ended March 31, 2006 or March 31, 2005. However, for options granted during 2005, in accordance with SFAS No. 123, we used the intrinsic value method and did not recognize any compensation expense when the exercise price of the stock options equaled or exceeded the market price of the underlying stock on the date of grant. We estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2005

Stock option exercise price	$7.86
Risk-free interest rate	4.39%
Expected dividend yield	—
Expected option life	9.90 yrs
Expected volatility	35.40%
Weighted average fair value	$4.25
     Using the above assumptions and in accordance with the SFAS No. 123(R) modified prospective method, we recorded $21,000 in compensation expense for the total estimated grant date fair value of stock options that vested for the three months ended March 31, 2006. At March 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted was $83,000, which is expected to be recognized over a weighted average period of 1.23 years. The total realized value of stock options exercised during the three months ended March 31, 2006 was $131,000. We recorded cash received from stock options exercised of $87,000 during the three months ended March 31, 2005. The intrinsic, unrealized value of all options outstanding at March 31, 2006 was $1.6 million (including $1.5 million of intrinsic value for those options that are currently exercisable). The total fair value of the shares that are vesting this year but have not yet reached their vesting date is $367,000 as of March 31, 2006.
     All stock options granted have a contractual life of 10 years at the grant date. The aggregate total number of shares of Class A Nonvoting Common Stock and Class B Voting Common Stock authorized for issuance under the our 1999 Stock Option Plan is 1,350,000. At the time that options are exercised, at the discretion of management, we will either issue treasury shares or make a new issuance of shares to the employee or board member. Dependent on the grant letter to the employee or board member, the required service period for option vesting is between zero and four years.
     We had the following stock options outstanding and exercisable as of March 31, 2006 and December 31, 2005:

			Weighted				Weighted Average
	Common Stock		Average		Common Stock		Price of
	Options		Price of Options		Exercisable		Exercisable
	Outstanding		Outstanding		Options		Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Outstanding-December 31, 2004	1,488,200	185,100	$4.19	$9.90	1,377,700	185,100	$4.80	$9.90
Exercised	(974,600)	—	$3.78	$—
Granted	7,500	—	$7.86	$—

Outstanding-December 31, 2005	521,100	185,100	$5.00	$9.90	474,600	185,100	$5.04	$9.90

Exercised	(27,000)	—	$3.22	$—
Granted	—	—	$—	$—

Outstanding-March 31, 2006	494,100	185,100	$5.09	$9.90	441,350	185,100	$5.16	$9.90

     The weighted average remaining contractual life of all options outstanding at March 31, 2006 and 2005 were approximately 4.19 and 2.46 years, respectively. The weighted average remaining contractual life of the exercisable options outstanding at March 31, 2006 and 2005 were approximately 3.93 and 2.16 years, respectively.

     The following table illustrates the effect on net income per common share for the three months ended March 31, 2005 as if we had consistently measured the compensation cost for stock option programs under the fair value method adopted on January 1, 2006 (dollars in thousands):

Three Months Ending
March 31, 2005

Net loss, as reported	$(2,403)
Add: Stock-based employee/director compensation expense included in reported net income	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	20

Pro forma net loss	$(2,423)

Loss per share:
Basic and diluted—as reported	$(0.11)
Basic and diluted—pro forma	$(0.11)

Note 3 – Business Segments
     Our operations are organized into two reportable business segments within the meaning of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Our reportable segments are (1) cinema exhibition and (2) real estate. The cinema segment is engaged in the development, ownership and operation of multiplex cinemas. The real estate segment is engaged in the development, ownership and operation of commercial properties, including ETRC’s in Australia and New Zealand and live theaters in the United States. Historically, our development projects have included a cinema component. Incident to our real estate operations we have acquired, and continue to hold, raw land in urban and suburban centers in Australia and New Zealand.
     The tables below summarize the results of operations for each of our principal business segments for the three months ended March 31, 2006 and the three months ended March 31, 2005, respectively. Operating expenses include costs associated with the day-to-day operations of the cinemas and live theaters and the management of rental properties. All operating results from discontinued operations are included in “Loss from discontinued operations” (dollars in thousands):

Three Months Ended March 31, 2006	Cinema	Real Estate	Total

Revenue	$22,509	$3,428	$25,937
Operating expense	17,876	1,711	19,587
Depreciation & amortization	2,085	1,020	3,105
General & administrative expense	977	—	977

Segment operating income	$1,571	$697	$2,268

Three Months Ended March 31, 2005	Cinema	Real Estate	Total

Revenue	$21,916	$3,608	$25,524
Operating expense	17,593	1,608	19,201
Depreciation & amortization	2,214	907	3,121
General & administrative expense	1,326	2	1,328

Segment operating income	$783	$1,091	$1,874

Reconciliation to consolidated net income:	2006	2005

Total segment operating income	$2,268	$1,874
Non-segment:
Depreciation and amortization expense	135	42
General and administrative expense	2,390	2,419

Operating loss	(257)	(587)
Interest expense, net	(1,784)	(866)
Other expense	(1,156)	(271)
Minority interest	(80)	(137)
Loss from discontinued operations	—	(713)
Income tax expense	(337)	(233)
Equity earnings of unconsolidated investments	467	404

Net loss	$(3,147)	$(2,403)

Note 4 – Operation in Foreign Currency
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

     Presented in the table below are the currency exchange rates for Australia and New Zealand as of March 31, 2006 and December 31, 2005:

	US Dollar
	March 31, 2006	December 31, 2005

Australian Dollar	$0.7165	$0.7342
New Zealand Dollar	$0.6164	$0.6845

Note 5 — Loss Per Share
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

	Three Months Ending
	2006	2005

Loss from continuing operations	$(3,147)	$(1,690)
Loss from discontinued operations	—	(713)

Net loss	(3,147)	(2,403)
Weighted average shares of common stock	22,450,007	22,006,839

Loss per share:
Loss from continuing operations – basic and dilutive	$(0.14)	$(0.08)
Loss from discontinued operations – basic and dilutive	$—	$(0.03)

Loss per share – basic and dilutive	$(0.14)	$(0.11)

     For the three months ended March 31, 2006 and 2005, respectively, we recorded net losses. As such, the incremental shares of 203,787 and 686,197 in 2006 and 2005, respectively, from stock options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.
Note 6 — Property Under Development and Property and Equipment
     As of March 31, 2006 and December 31, 2005, we owned property under development summarized as follows (dollars in thousands):

	March 31,	December 31,
Property Under Development	2006	2005

Land	$18,011	$18,585
Construction-in-progress (including capitalized interest)	4,686	4,484

Property Under Development	$22,697	$23,069

     During the 2006 Quarter, we recorded $351,000 of capitalized interest related to our properties under development.

     As of March 31, 2006 and December 31, 2005, we owned investments in property and equipment as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005

Property and equipment
Land	$54,568	$54,476
Building	89,424	92,188
Leasehold interest	8,904	9,075
Construction-in-progress	1,361	863
Fixtures and equipment	50,193	51,221

	204,450	207,823
Less accumulated depreciation	(41,721)	(40,434)

Property and equipment, net	$162,729	$167,389

     Depreciation expense for property and equipment was $3.0 million and $2.9 million for the three months ended March 31, 2006 and 2005, respectively.
Note 7 – Investments in Unconsolidated Joint Ventures
     Investments in unconsolidated joint ventures are accounted for under the equity method of accounting, and as of March 31, 2006 and December 31, 2005 include the following (dollars in thousands):

		March 31,	December 31,
	Interest	2006	2005

Rialto Distribution	33.3%	$661	$734
Rialto Cinemas	50.0%	4,224	4,691
205-209 East 57th Street Associates, LLC	25.0%	3,139	3,139
Mt. Gravatt	33.3%	4,140	4,052
Berkeley Cinemas	50.0%	1,211	1,409

Total		$13,375	$14,025

     For the three months ending March 31, 2006, we recorded equity earnings from Mt. Gravatt of $194,000 and from Berkeley Cinemas of $273,000. 205-209 East 57th Street Associates, LLC did not record any earnings or losses for the 2006 Quarter; therefore, we recorded no earnings or losses for the joint venture for the same period. We treat our ownership of Rialto Cinemas on a cost basis. As such, for Rialto Cinemas, we did not receive any distributions from the joint venture; therefore, we did not record any earnings for the 2006 Quarter.
Note 8 – Goodwill and Intangible Assets
     As of January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we perform an annual impairment review of our goodwill and other intangible assets in the fourth quarter unless changes in circumstances indicate that an asset may be impaired. As of March 31, 2006 and December 31, 2005, we had goodwill consisting of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005

Segments
Cinema	$9,240	$9,489
Real estate	5,086	5,164

Total	$14,326	$14,653

     We have intangible assets other than goodwill which are subject to amortization and are being amortized over various periods. We amortize our beneficial lease over 20 years and our option fee and other intangible assets over 10 years. For the three months ended March 31, 2006 and 2005, the amortization expense totaled $196,000 and $305,000, respectively.
     Intangible assets subject to amortization consist of the following (dollars in thousands):

			Other
	Beneficial		Intangible
As of March 31, 2006	Leases	Option Fee	Assets	Total

Gross carrying amount	$10,929	$2,773	$192	$13,894
Less: Accumulated amortization	2,981	2,355	14	5,350

Total, net	$7,948	$418	$178	$8,544

			Other
	Beneficial		Intangible
As of December 31, 2005	Leases	Option Fee	Assets	Total

Gross carrying amount	$10,957	$2,773	$212	$13,942
Less: Accumulated amortization	2,809	2,332	13	5,154

Total, net	$8,148	$441	$199	$8,788

Note 9 – Prepaid and Other Assets
     Prepaid and other assets are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005

Prepaid and other current assets
Prepaid expenses	$1,985	$246
Prepaid taxes	245	370
Deposits	147	157
Other	218	223

Total prepaid and other current assets	$2,595	$996

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,314	$1,314
Long-term restricted cash	—	191
Deferred financing costs, net	718	847
Deferred expense	—	—
Other	216	192

Total non-current assets	$2,248	$2,544

Note 10 – Income Tax
     The income tax provision for the three months ended March 31, 2006 and 2005 was composed of the following amounts (dollars in thousands):

	Three Months Ended
	March 31
	2006	2005

Foreign income tax provision	$29	$34
Foreign withholding tax	136	126
Federal tax expense	127	51
Other tax	45	22

Net tax provision	$337	$233

Note 11 – Notes Payable
     Notes payable are summarized as follows (dollars in thousands):

	Interest Rates as of			Balance as of
	March 31,	December 31,		March 31,	December 31,
Name of Note Payable	2006	2005	Maturity Date	2006	2005

Australian Corporate Credit Facility	7.07%	6.96%	January 1, 2009	$55,047	$32,442
Australian Newmarket Construction Loan	N/A	7.34%	N/A	—	21,701
Australian Shopping Center Loans	0.00%	0.00%	2007-2013	1,125	1,169
New Zealand Corporate Credit Facility	9.05%	9.15%	November 23, 2009	30,820	34,225
New Zealand Movieland Note Payable	N/A	5.50%	February 27, 2006	—	537
US Sutton Hill Capital Note 1 – Related Party	9.26%	9.26%	July 28, 2007	5,000	5,000
US Royal George Theatre Term Loan	7.30%	6.97%	November 29, 2007	1,944	1,986
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	7.31%	7.31%	October 1, 2011	3,244	3,260

Total Notes Payable				$106,180	$109,320

     During the first three months of 2006, we drew down $2.3 million (AUS$3.1 million) on our Newmarket Construction Loan used to finance the completion of our Newmarket Shopping Centre development in Brisbane, Australia. As prescribed by the credit agreement, our Newmarket Construction Loan was combined with our Australian Corporate Credit Facility during the 2006 Quarter in conjunction with the completion of the Newmarket project. The combined total borrowing limit of the new Australian Corporate Credit Facility is $71.7 million (AUS$100.0 million). As of March 31, 2006, we had drawn a total of $55.0 million (AUS$76.8 million) against this facility and issued guarantees of $2.9 million (AUS$4.0 million) leaving an available, undrawn balance of $13.8 million (AUS$19.2 million).
     On February 27, 2006, we paid off the balance of our New Zealand Movieland Note Payable which we had issued in August 2004 in connection with the purchase of our Movieland Circuit. The balance of this purchase money promissory note was paid in full in the amount of $520,000 (NZ$784,000) plus $14,000 (NZ$22,000) of accrued interest.

Note 12 – Other Liabilities
     Other liabilities are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005

Current liabilities
Security deposit payable	$178	$174
Other	10	76

Other current liabilities	$188	$250

Other liabilities
Foreign withholding taxes	$5,011	$4,944
Straight-line rent liability	3,568	3,541
Option liability	3,230	1,055
Environmental reserve	1,656	1,656
Interest rate swap	527	635
Other	947	678

Other liabilities	$14,939	$12,509

     As part of the purchase of the real property underlying our lease hold interest in the Cinemas 1, 2, & 3 we have agreed to grant an option to Sutton Hill Capital, LLC, a limited liability company beneficially owned in equal 50/50 shares by Messrs. James J. Cotter and Michael Forman to acquire, at cost, up to a 25% non-managing membership interest in the limited liability company that we formed to acquire these interests. In relation to this option, we had previously recorded a $1.0 million call option liability in other liabilities and a corresponding increase in purchase price for the land at December 31, 2005. We have adjusted our purchase price allocation relating to the completed valuation of the option as of September 19, 2005 and have recorded an additional $1,090,000 as land acquisition costs and option liability. Any change in the option value subsequent to the issuance date is recorded as other income or expense in the statement of operations. As part of our quarterly valuation procedures, management with the assistance of our real estate appraisers updated the valuation of these property interests in Cinemas 1, 2, & 3. The appraised value of the option at March 31, 2006 increased to $3.2 million, resulting in a charge for the quarter ended March 31, 2006 of $1,120,000.
     During the first quarter of 2006, the Motion Picture Projectionists, Video Technicians and Allied Crafts Union asserted that due to the Company’s reduced reliance on union labor in New York City, there was a partial withdrawal by the Company in 2003 resulting in a funding liability on the part of the Company of approximately $342,000. We believe that the estimated amount of our obligation to the Union for the pension plan is in question and disputable. For this reason, we intend to discuss further the matter with the Union. However, to reflect the Union’s asserted assessment at this time, we have recorded the $342,000 liability in our other liabilities as of March 31, 2006.
Note 13 – Commitments and Contingencies
     There have been no material changes to our litigation exposure since our Company’s 2005 Annual Report.
Note 14 – Minority Interest
Minority interest is composed of the following enterprises:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) by a subsidiary of National Auto Credit, Inc.;

•	33% minority interest in the Elsternwick Joint Venture by Champion Pictures Pty Ltd.; and

•	25% minority interest in Australia Country Cinemas Pty Ltd (“ACC”) by Panorama Cinemas for the 21st Century Pty Ltd.
     The components of minority interest are as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005

AFC LLC	$2,631	$2,847
Elsternwick Unincorporated Joint Venture	116	116
ACC	116	113
Others	3	3

Minority interest in consolidated affiliates	$2,866	$3,079

	Expense (income) for the
	Three Months Ended March 31
	2006	2005

AFC LLC	$70	$158
Elsternwick Unincorporated Joint Venture	7	(23)
ACC	3	2

Minority interest expense	$80	$137

Note 15 — Common Stock
     During the first quarter of 2006, we issued for cash to an employee of the corporation under our stock based compensation plan 12,000 shares and 15,000 shares of Class A Nonvoting Common Stock at exercise prices of $3.80 and $2.76 per share, respectively.
     On February 27, 2006, we paid $792,000 (NZ$1.2 million) to the sellers of the Movieland Circuit in exchange for 98,949 Class A Common Nonvoting shares. This transaction resulted from the exercise of their option to put back to us at an exercise price of NZ$11.94 the shares they received as part of the purchase price of the Movieland Circuit.
Note 16 — Comprehensive Income
     U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income. The following table sets forth our comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005

Net loss	$(3,147)	$(2,403)
Foreign currency translation	(3,496)	506
Unrealized gain on AFS	7	—

Comprehensive income	$(6,636)	$(1,897)

Note 17 — Discontinued Operations and Assets Held For Sale
     In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale under SFAS 144. We included all results of these discontinued operations, less applicable income taxes, in a separate component of operations on the consolidated statements of operations under the heading “discontinued operations.” This treatment resulted in reclassifications of the 2005 financial statement amounts to conform to the 2006 presentation.
     Glendale Building. On May 17, 2005, we sold our Glendale office building in Glendale, California for $10.3 million cash and $10.1 million of assumed debt resulting in a $12.0 million gain.
     The 2006 and 2005 quarterly results for the Glendale Property are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005

Revenue	$—	$661
Operating expense	—	225
Depreciation & amortization expense	—	151

Operating income	—	285

Interest income	—	—
Interest expense	—	207

Income from discontinued operations before gain on sale	—	78
Gain on sale	—	—

Total income from discontinued operations	$—	$78

     Puerto Rico Cinema Operations. On June 8, 2005, we sold our assets and certain liabilities associated with our Puerto Rico cinema operations for $2.3 million resulting in a $1.6 million gain.
     The 2006 and 2005 quarterly results for the Puerto Rico discontinued operations are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005

Revenue	$—	$2,477
Operating expense	—	2,954
Depreciation & amortization expense	—	120
General & administrative expense	—	194

Loss from discontinued operations before gain on sale	—	(791)
Gain on sale	—	—

Total loss from discontinued operations	$—	$(791)

Note 18 — Acquisitions
Queenstown Cinema
     Effective February 23, 2006, we purchased a 3-screen leasehold cinema in Queenstown, New Zealand for $939,000 (NZ$1.4 million). We funded this acquisition through internal sources.
Note 19 — Derivative Instruments
     The following table sets forth the terms of our interest rate swap derivative instruments at March 31, 2006:

			Receive Variable
Type of Instrument	Notional Amount	Pay Fixed Rate	Rate	Maturity Date
Interest rate swap	$8,598,000	5.7000%	5.6983%	December 31, 2007
Interest rate swap	$11,106,000	6.4400%	5.6983%	December 31, 2008
Interest rate swap	$12,697,000	6.6800%	n/a	December 31, 2008
Interest rate swap	$8,723,000	5.8800%	n/a	December 31, 2008
     In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in an $111,000 (AUS$134,000) decrease and $472,000 (AUS$613,000) decrease to interest expense during the three months ended March 31, 2006 and March 31, 2005, respectively. At March 31, 2006 and December 31, 2005, we have recorded the fair market value of our interest rate swaps of $527,000 (AUS$736,000) and $638,000 (AUS$870,000), respectively, as an other long-term liability. The swaps with notional amounts of $12,697,000 and $8,723,000 do not have a “Receive Variable Rate” because the instruments will not be effective until after March 31, 2006. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.
Note 20 — Subsequent Event
     Effective April 1, 2006, we purchased the 50% share that we did not already own of the Palms Cinema located in Christchurch, New Zealand for cash of $2.5 million (NZ$4.1 million) and the proportionate share of assumed debt which amounted to $949,000 (NZ$1.5 million). This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas Joint Venture investment and was not previously consolidated for accounting purposes.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As Reading International, Inc. (“Reading” and “we,” “us” or “our”), we have historically considered ourselves to be essentially a cinema exhibition and live theater operating company with a strong focus on the development, operation and holding of commercial real estate assets. We believe that this strategic mix coupled with our management expertise allows us to bring value to developable land by providing our own “anchor tenant” and to realize the value in older cinema sites by developing them, on an opportunistic basis, to their highest and best use. This strategy has allowed us to use our available free cash flow to build assets, while freeing us, to some extent, from the volatility that can result from a focus on simply operating cinema assets in leased facilities.
     On February 20, 2006, our efforts to rezone our 50.6 acre parcel in suburban Melbourne, Australia, were rewarded, as our Burwood property was rezoned clearing the way for us to redevelop that historically industrial use property into a mixture of retail, commercial, entertainment and residential uses. Our cost basis in our Burwood property is $19.3 million (AUS$26.9 million).
     It is anticipated that the complete build out of our Burwood site will be done in stages over an approximately 10 year period, and require an investment of approximately $500 million (AUS$698 million). Given the size and scope of this project, and our other ongoing projects at Moonee Ponds (also in Melbourne), Redyard (in suburban Sydney) and Courtenay Central (in Wellington, New Zealand), it is likely that an increasing proportion of our capital and human resources will be focused on the real estate segment of our business.
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
     We currently own and operate 34 cinemas with 223 screens, have interests in certain unconsolidated joint ventures that own an additional 11 cinemas with 67 screens and manage three cinemas with 14 screens.
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
     During the first quarter, our efforts on the real estate side of our business were focused in large part on:
•	the rezoning approval by the Victoria State Government of our 50.6 acre Burwood property (located in suburban Melbourne) from an essentially industrial to a priority use zone allowing a mixture of retail, entertainment, commercial and residential uses; and

•	the completion and lease-up of our 4.1 acre Newmarket Shopping Centre in Brisbane, Australia (94,000 square feet of leased retail space). That property is now approximately 95% leased, including anchor tenancies provided by a major grocery chain and a major pub operator.
     A significant portion of our business is conducted in Australia and New Zealand, and as such, we are subject to a certain degree of currency risk. We do not engage in currency hedging activities. Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis. Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, the majority of our expenses in Australia and New Zealand have been procured in local currencies. Due to the developing nature of our operations in Australia and New Zealand, our revenues are not yet significantly greater than our operating expenses. The resulting natural operating hedge has led to a negligible foreign currency effect on our earnings. As we continue to progress with our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.
     We continue to acquire, to dispose of or to reposition assets in accordance with our business plan. For example, effective February 23, 2006, we purchased a 3-screen leasehold cinema in Queenstown, New Zealand for $939,000 (NZ$1.4 million), representing the only screens in this market, an effective 5.25 multiple of cinema cash flow.
Results of Operations
     During the first quarter of 2006, we directly operated 34 cinemas with 223 screens, have interests in certain unconsolidated joint ventures in which we have varying interests, which own an additional 11 cinemas with 67 screens and managed three cinemas with 14 screens. Regarding real estate, we own and operated during the quarter four ETRC’s that we developed in Australia and New Zealand; own the fee interests in four developed commercial properties in Manhattan and Chicago, all of which are improved with live theaters comprising seven stages and, in two cases, ancillary retail and commercial space; own the fee interests underlying one of our Manhattan cinemas and hold for development an additional five parcels (aggregating approximately 58 acres) in urbanized areas of Australia and New Zealand. Two of these parcels, Burwood and Moonee Ponds, comprise approximately 54 acres, and are in areas designated by the provincial government of Victoria, Australia as “major activity centres,” and we are currently in the planning phases of their development.
     The tables below summarize the results of operations for each of our principal business segments for the three (“2006 Quarter”) months ended March 31, 2006 and the three (“2005 Quarter”) months ended March 31, 2005, respectively. Operating expenses include costs associated with the day-to-day operations of the cinemas and live theaters and the management of rental properties. Our quarter-to-quarter results of operation were principally impacted by the following:
•	The sale effective June 8, 2005 of our Puerto Rican cinema operations;

•	The sale effective May 17, 2005 of our Glendale, California office building, our only commercial domestic property with no entertainment component;

•	The acquisition on June 1, 2005 and September 19, 2005 of the various real property interests underlying our leasehold interest in our Cinemas 1, 2 & 3 cinema;

•	The opening in the fourth quarter of 2005 and the occupancy of the majority of tenancies during first quarter of 2006 of our Newmarket Shopping Center, a 95,000 square foot retail center in a suburb of Brisbane, Australia;

•	The opening on October 20, 2005, and the acquisition effective February 23, 2006, of cinemas in a suburb of Adelaide, Australia and Queenstown, New Zealand; and

•	The reduction in the value of the Australian and New Zealand dollars vis-à-vis the US dollar from $0.7729 and $0.7126, respectively, as of March 31, 2005 to $0.7165 and $0.6164, respectively, as of March 31, 2006.
     All operating results from discontinued operations are included in “Loss from discontinued operations” (dollars in thousands):

Three Months Ended March 31, 2006	Cinema	Real Estate	Total

Revenue	$22,509	$3,428	$25,937
Operating expense	17,876	1,711	19,587
Depreciation & amortization	2,085	1,020	3,105
General & administrative expense	977	—	977

Segment operating income	$1,571	$697	$2,268

Three Months Ended March 31, 2005	Cinema	Real Estate	Total

Revenue	$21,916	$3,608	$25,524
Operating expense	17,593	1,608	19,201
Depreciation & amortization	2,214	907	3,121
General & administrative expense	1,326	2	1,328

Segment operating income	$783	$1,091	$1,874

Reconciliation to consolidated net income:	2006	2005

Total segment operating income	$2,268	$1,874
Non-segment:
Depreciation and amortization expense	135	42
General and administrative expense	2,390	2,419

Operating loss	(257)	(587)
Interest expense, net	(1,784)	(866)
Other expense	(1,156)	(271)
Minority interest	(80)	(137)
Loss from discontinued operations	—	(713)
Income tax expense	(337)	(233)
Equity earnings of unconsolidated investments	467	404

Net loss	$(3,147)	$(2,403)

Cinema
     Included in the cinema segment above is revenue and expense from the operations of 34 cinema complexes with a total of 223 screens. The following tables detail our cinema segment operating results for the three months ending March 31, 2006 and 2005, respectively, adjusted to exclude our discontinued Puerto Rico cinema operations, (dollars in thousands):

	United		New
Three Months Ended March 31, 2006	States	Australia	Zealand	Total

Admissions revenue	$4,286	$9,383	$2,818	$16,487
Concessions revenue	1,319	2,918	860	5,097
Advertising and other revenues	283	467	175	925

Total revenues	5,888	12,768	3,853	22,509

Cinema costs	4,652	9,813	2,240	16,705
Concession costs	259	656	256	1,171

Total operating expense	4,911	10,469	2,496	17,876

Depreciation and amortization	446	1,367	272	2,085
General & administrative expense	935	6	36	977

Segment operating income (loss)	$(404)	$926	$1,049	$1,571

	United		New
Three Months Ended March 31, 2005	States	Australia	Zealand	Total

Admissions revenue	$4,645	$8,651	$2,876	$16,172
Concessions revenue	1,264	2,544	851	4,659
Advertising and other revenues	358	573	154	1,085

Total revenues	6,267	11,768	3,881	21,916

Cinema costs	4,601	9,557	2,264	16,422
Concession costs	271	620	280	1,171

Total operating expense	4,872	10,177	2,544	17,593

Depreciation and amortization	522	1,426	266	2,214
General & administrative expense	1,319	4	3	1,326

Segment operating income (loss)	$(446)	$161	$1,068	$783

•	Cinema revenue increased for the 2006 Quarter by $593,000 or 2.7% compared to the same period in 2005. Approximately $1.0 million of the 2006 Quarter increase was from improved results in our Australian operations including $732,000 from admissions and $268,000 from the net of concessions and other revenues. This increase in revenues was offset by a $407,000 decrease in revenues primarily from our U.S. cinemas related to lower admissions.

•	Operating expense increased for the 2006 Quarter by $283,000 or 1.6% compared to the same period in 2005. This increase followed the overall trend in revenues with most of the increase coming from our Australian operations. Overall our operating expenses for three months year-to-year were consistent at approximately 80% of gross revenue for both 2006 and 2005.

•	Depreciation and amortization expense decreased for the 2006 Quarter by $129,000 or 5.8% compared to the same period in 2005 primarily related to the decrease in the Sutton Hill Capital Option Fee amortization expense directly related to the purchase of the Cinemas 1, 2, & 3 in September 2005.

•	General and administrative expense decreased for the 2006 Quarter by $349,000 or 26.3% compared to the same period in 2005. The decrease was primarily due to the purchase of the Cinemas 1, 2, & 3 which decreased the amount of rent paid to related parties.

•	As a result of the above, net income for the cinema segment increased for the 2006 Quarter by $788,000 compared to the same period in 2005.
Real Estate
     For the three months ended March 31, 2006, our rental generating real estate holdings consisted of:
•	ETRCs in Belmont, Perth; Auburn, Sydney; and Newmarket, Brisbane in Australia; and Wellington, New Zealand;

•	three single auditorium live theaters in Manhattan (Minetta Lane, Orpheum, and Union Square) and a four auditorium live theater complex in Chicago (The Royal George) and, in the case of the Union Square and the Royal George their accompanying ancillary retail and commercial tenants;

•	the ancillary retail and commercial tenants at some of our non-ETRC cinema locations; and

•	certain raw land, used in our historic activities.
     The following tables detail our real estate segment operating results for the three months ending March 31, 2006 and 2005, respectively, adjusted to reflect the sale of our Glendale property which was sold during the second quarter of 2005 (dollars in thousands):

	United		New
Three Months Ended March 31, 2006	States	Australia	Zealand	Total

Live theater rental and ancillary income	$1,036	$—	$—	$1,036
Property rental income	433	1,166	793	2,392

Total revenues	1,469	1,166	793	3,428

Live theater costs	656	—	—	656
Property rental cost	190	531	334	1,055

Total operating expense	846	531	334	1,711

Depreciation and amortization	106	525	389	1,020

Segment operating income	$517	$110	$70	$697

	United		New
Three Months Ended March 31, 2005	States	Australia	Zealand	Total

Live theater rental and ancillary income	$1,302	$—	$—	$1,302
Property rental income	346	1,137	823	2,306

Total revenues	1,648	1,137	823	3,608

Live theater costs	689	—	—	689
Property rental cost	122	441	356	919

Total operating expense	811	441	356	1,608

Depreciation and amortization	57	381	469	907
General & administrative expense	2	—	—	2

Segment operating income (loss)	$778	$315	$(2)	$1,091

•	Revenue decreased for the 2006 Quarter by $180,000 or 5.0% compared to the same period in 2005. Of the 2006 Quarter decrease, approximately $266,000 was attributable to a decrease in rent from our domestic live theaters offset by $86,000 of higher property rental income primarily from our Australia and U.S. properties.

•	Operating expense for the real estate segment increased for the 2006 Quarter by $103,000 or 6.4% compared to the same period in 2005. This increase in expense was primarily related to $136,000 in expenses from property rentals in our Australia and U.S. properties offset by a $33,000 decrease on our live theater costs.

•	Depreciation expense for the real estate segment increased by $113,000 or 12.5% for the 2006 Quarter compared to the same period in 2005. The majority of this increase was attributed to the Newmarket shopping center assets in Australia being put into service during the first quarter.

•	As a result of the above, real estate net income decreased for the 2006 Quarter by $394,000 compared to the same period in 2005.
Corporate
     General and administrative expense includes expenses that are not directly attributable to other operating segments. The decrease in general and administrative expense of $29,000 in the 2006 Quarter when compared to the 2005 Quarter was primarily due an overall decrease in legal fees.

     Net interest expense increased by $918,000 primarily related to a higher outstanding loan balance in Australia and due to the effective completion of construction of our Newmarket Shopping Centre in 2005, as well as a decrease in interest expense adjustment in the 2006 Quarter related to the mark-to-market adjustment of our interest rate swaps compared to the adjustment for the same period in 2005.
     Other expense increased by $885,000 primarily due to a $1.1 million mark-to-market charge relating to an option liability to the Sutton Hill Capital LLC to acquire a 25% non-managing membership interest in our Cinemas 1, 2 & 3 property.
Consolidated Net Losses
     Our consolidated net losses have increased from $2.4 million in the 2005 Quarter to $3.1 million in the 2006 Quarter. This is primarily due to the aforementioned improved operating results of our cinema operations and the increase in other expense coupled with the sale of our Puerto Rico operations during 2005 which no longer provide negative results to our bottom line income.
Acquisitions
     Queenstown Cinema Purchase. Effective February 23, 2006, we purchased a 3-screen leasehold cinema in Queenstown, New Zealand for $939,000 (NZ$1.4 million). We funded this acquisition through internal sources.
Dispositions
     We did not have any dispositions of properties or businesses during the 2006 Quarter.
Business Plan, Capital Resources and Liquidity
Business Plan
     Our cinema exhibition business plan is to continue to identify, develop and acquire cinema properties, focusing, where reasonably available, on those opportunities where we can acquire either the fee interest underlying such operating assets, or long-term leases, which provide flexibility with respect to the usage of such leasehold estates. Our real estate business plan is to continue to develop our existing land assets, focusing principally on uses that incorporate entertainment elements such as cinemas, and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses — such as the ongoing redevelopment of our Sutton Cinema property into residential and retail condominium units.
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

Contractual Obligations
     The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at March 31, 2006 (in thousands):

	2006	2007	2008	2009	2010	Thereafter

Long-term debt	$842	$4,501	$2,577	$80,879	$236	$3,145
Long-term debt to related parties	—	5,000	—	—	9,000	—
Lease obligations	7,431	10,260	9,604	9,506	9,356	70,674
Estimated interest on long-term debt	6,234	7,833	7,216	3,100	955	172

Total	$14,507	$27,594	$19,397	$93,485	$19,547	$73,991

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
     Currently, our liquidity needs arise mainly from:
•	working capital requirements;

•	debt servicing requirements; and

•	capital expenditures, centered on obtaining the right financing for the development of our Burwood property.
Operating Activities
     Cash used in operations was $535,000 in the 2006 Quarter compared to $3.3 million for the 2005 Quarter. The change in cash used in operations of $2.8 million is due primarily to:
•	an increase in cash provided by our operations of approximately $1.3 million in the 2006 Quarter compared to the 2005 Quarter primarily from increased admissions in our Australia cinema operations and from the elimination of costs related to our discontinued Puerto Rico operations; and

•	a decrease in cash used of $2.2 million related to a reduction in accounts payable balances in Australia during the 2005 Quarter not repeated in the 2006 Quarter;
offset by
•	an increase in cash used of $486,000 to reduce film rent payable in the 2006 Quarter compared to the 2005 Quarter.

Investing Activities
     Cash used in investing activities for the 2006 Quarter decreased by $6.5 million compared to the same period in 2005. The $3.6 million cash used for the 2006 Quarter was primarily related to:
•	$939,000 in cash used to purchase the Queenstown Cinema in New Zealand and

•	$2.7 million in cash used to complete the Newmarket property and for property enhancements to our U.S. properties.

The $10.1 million cash used for the 2005 Quarter was primarily related to:

•	$6.1 million in purchases of property and equipment for the most part related to the on-going construction work on our Newmarket development in Brisbane, Australia;

•	a $963,000 increase in our investment in the 205-209 East 57th Street Associates, LLC; and

•	a $3.4 million deposit made to acquire the Cinemas 1, 2, & 3 property in New York City; offset by

•	a $362,000 cash inflow from a reduction in restricted cash.
Financing Activities
     Cash provided by financing activities for the 2006 Quarter decreased by $7.0 million compared to the same period in 2005. The $679,000 in cash provided in the 2006 Quarter was primarily related to:
•	$2.3 million of new borrowings on our Newmarket credit facility;
offset by
•	$604,000 of cash used to pay down long-term debt which was primarily related the final payoff of the Movieland purchase note payable of approximately $512,000;

•	$792,000 of cash used to repurchase Class A Nonvoting Common Stock (these shares were previously issued to the Movieland sellers who exercised their put option during the 2006 Quarter to sell back to us the shares they had received in partial consideration for the sale of the Movieland cinemas); and

•	$285,000 in distributions to minority interests.
     Cash provided by financing activities of $7.7 million for the first three months of 2005 was primarily attributable to our increase in borrowings of $7.8 million used to finance the on-going construction work on our Newmarket development in suburban Brisbane, Australia.
Summary
     Our cash position at March 31, 2006 was $4.6 million compared to $8.5 million at December 31, 2005. The majority of the $3.9 million change related to the following transactions:
•	$535,000 net cash used in operating activities;

•	$939,000 in cash used to purchase the Queenstown Cinema in New Zealand;

•	$2.7 million in cash used to complete the Newmarket property and for property enhancements in our U.S. properties provided by a decrease in restricted cash

•	$604,000 of cash used to pay down long-term debt which was primarily related the final payoff of the Movieland purchase note payable of approximately $520,000;

•	$792,000 of cash used to repurchase Class A Nonvoting Common Stock;

•	$285,000 in distributions to minority share holders; and

•	$430,000 in foreign exchange rate changes on cash and cash equivalents.
offset by
•	$2.3 million of new borrowings on our Newmarket credit facility.
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
     These critical accounting policies are fully discussed in our 2005 Annual Report and you are advised to refer to that discussion.
Financial Risk Management
     Our internally developed risk management procedure, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations. Our primary exposure to fluctuations in the financial markets is currently due to changes in foreign exchange rates between U.S and Australia and New Zealand, and interest rates.
     Beginning in 2002, we began recognizing unrealized foreign currency translation gains and losses. As our operational focus continues to shift to Australia and New Zealand, unrealized foreign currency translation gains and losses could materially affect our financial position. We currently manage our currency exposure by creating natural hedges in Australia and New Zealand. This involves local country sourcing of goods and services as well as borrowing in local currencies.
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
     In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in an $111,000 (AUS$134,000) decrease and $472,000 (AUS$613,000) decrease to interest expense during the three months ended March 31, 2006 and March 31, 2005, respectively. At March 31, 2006 and December 31, 2005, we have recorded the fair market value of our interest rate swaps of $527,000 (AUS$736,000) and $638,000 (AUS$870,000), respectively, as an other long-term liability. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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
     Where we are the defendants, we accrue for probable damages, which may not be covered by insurance, as they become known and can be reasonably estimated. In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position or liquidity. However, we do not give any assurance as to the ultimate outcome of such claims and litigation. The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period. There have been no material changes to our litigation exposure since our Company’s 2005 Annual Report.
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
     At March 31, 2006, approximately 51% and 20% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $2.7 million in cash and cash equivalents. At December 31, 2005, approximately 50% and 23% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $6.4 million in cash and cash equivalents.
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
     Our policy is to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 49% and 25% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars. If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $6.0 million and $1.2 million, respectively, and the change in our quarterly net income would be $126,000 and $21,000, respectively. At the present time, we have no plan to hedge such exposure.
     We record unrealized foreign currency translation gains or losses which could materially affect our financial position. As of March 31, 2006 and December 31, 2005, we have recorded a cumulative unrealized foreign currency translation gain of approximately $25.1 million and $28.6 million, respectively.
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

Item 3A — Quantitative and Qualitative Disclosure about Interest Risk
     The majority of our U.S. bank loans have fixed interest rates; however, one of our domestic loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in an approximately $5,000 increase or decrease in our 2006 Quarter interest expense.
     While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand. The majority of our Australian and New Zealand bank loans have variable rates. The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above). If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in approximately $73,000 increase in our 2006 Quarter Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in approximately $76,000 decrease the 2006 Quarter of Australian and New Zealand interest expense.

Item 4 — Controls and Procedures
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

PART II — Other Information
Item 1 — Legal Proceedings
       For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
READING INTERNATIONAL, INC.

Date: May 8, 2006	By:	/s/ James J. Cotter

James J. Cotter
Chief Executive Officer

Date: May 8, 2006	By:	/s/ Andrzej Matyczynski

Andrzej Matyczynski
Chief Financial Officer