Form 10-Q
period 2006-06-30
READING INTERNATIONAL INC
filed 2006-08-09
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission file number 1-8625
READING INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	95-3885184 (IRS Employer Identification No.)

500 Citadel Drive, Suite 300 Commerce CA (Address of principal executive offices)	90040 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 7, 2006, there were 20,918,505 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - Financial Information
Item 1 - Financial Statements

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)
	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$6,115	$8,548
Receivables	4,682	5,272
Inventory	422	468
Investment in marketable securities	628	401
Prepaid and other current assets	2,119	996
Total current assets	13,966	15,685
Property held for development	6,965	6,889
Property under development	24,347	23,069
Property & equipment, net	164,709	167,389
Investment in unconsolidated entities	16,406	14,025
Capitalized leasing costs	12	15
Goodwill	17,216	14,653
Intangible assets, net	8,333	8,788
Other assets	2,085	2,544
Total assets	$254,039	$253,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$12,031	$13,538
Film rent payable	4,307	4,580
Notes payable - current portion	2,302	1,776
Income taxes payable	7,941	7,504
Deferred current revenue	1,679	2,319
Other current liabilities	193	250
Total current liabilities	28,453	29,967
Notes payable - long-term portion	96,955	93,544
Notes payable to related parties	14,000	14,000
Deferred non-current revenue	542	554
Other liabilities	17,847	12,509
Total liabilities	157,797	150,574
Commitments and contingencies	--	--
Minority interest in consolidated affiliates	1,860	3,079
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,495,729 issued and 20,918,505 outstanding at June 30, 2006 and 35,468,733 issued and 20,990,458 outstanding at December 31, 2005	215	215
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at June 30, 2006 and December 31, 2005	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares	--	--
Additional paid-in capital	128,160	128,028
Accumulated deficit	(57,294)	(53,914)
Treasury shares	(4,307)	(3,515)
Accumulated other comprehensive income	27,593	28,575
Total stockholders’ equity	94,382	99,404
Total liabilities and stockholders’ equity	$254,039	$253,057

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Cinema	$23,954	$20,983	$46,463	$42,899
Real estate	4,007	3,870	7,435	7,478
	27,961	24,853	53,898	50,377
Operating expense
Cinema	19,187	17,642	37,064	35,235
Real estate	1,756	2,055	3,468	3,664
Depreciation and amortization	3,337	3,003	6,577	6,166
General and administrative	3,076	4,132	6,441	7,879
	27,356	26,832	53,550	52,944

Operating income (loss)	605	(1,979)	348	(2,567)

Non-operating income (expense)
Interest income	26	36	87	109
Interest expense	(1,537)	(744)	(3,382)	(1,683)
Other income (loss)	1	559	(1,154)	289

Loss before minority interest expense, discontinued operations, income tax expense, and equity earnings of unconsolidated entities	(905)	(2,128)	(4,101)	(3,852)
Minority interest expense	192	281	272	419

Loss from continuing operations	(1,097)	(2,409)	(4,373)	(4,271)
Discontinued operations:
Gain on disposal of business operations	--	13,610	--	13,610
Loss from discontinued operations	--	(667)	--	(1,379)

Income (loss) before income tax expense and equity earnings of unconsolidated entities	(1,097)	10,534	(4,373)	7,960
Income tax expense	344	220	681	453
Income (loss) before equity earnings of unconsolidated entities	(1,441)	10,314	(5,054)	7,507
Equity earnings of unconsolidated entities	1,207	186	1,674	590
Net income (loss)	$(234)	$10,500	$(3,380)	$8,097
Earnings (loss) per common share - basic:
Loss from continuing operations	$(0.01)	$(0.11)	$(0.15)	$(0.19)
Income (loss) from discontinued operations, net	0.00	0.59	0.00	0.56
Basic earnings (loss) per share	$(0.01)	$0.48	$(0.15)	$0.37
Weighted average number of shares outstanding - basic	22,413,995	21,988,031	22,431,834	21,988,031

Earnings (loss) per common share - diluted:
Loss from continuing operations	$(0.01)	$(0.11)	$(0.15)	$(0.19)
Income (loss) from discontinued operations, net	0.00	0.59	0.00	0.56
Diluted earnings (loss) per share	$(0.01)	$0.48	$(0.15)	$0.37
Weighted average number of shares outstanding - diluted	22,413,995	21,988,031	22,431,834	21,988,031

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)
	Six Months Ended June 30,
	2006	2005
Operating Activities
Net income (loss)	$(3,380)	$8,097
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss (gain) recognized on foreign currency transactions	6	(289)
Equity earnings of unconsolidated entities	(1,674)	(590)
Distributions of earnings from unconsolidated entities	483	470
Gain on sale of Puerto Rico Cinema Circuit	--	(1,597)
Gain on sale of Glendale Office Building	--	(12,013)
(Gain) loss on disposal of other assets	(3)	3
Depreciation and amortization	6,577	6,166
Stock based compensation expense	45	--
Minority interest	272	419
Changes in operating assets and liabilities:
Decrease in receivables	1,062	1,760
Increase in prepaid and other assets	(780)	(740)
Decrease in accounts payable and accrued expenses	(1,134)	(1,746)
Increase (decrease) in film rent payable	(220)	389
Increase (decrease) in deferred revenues and other liabilities	450	(1,226)
Net cash provided by (used in) operating activities	1,704	(897)
Investing activities
Proceeds from the sale of Puerto Rico Circuit	--	2,335
Proceeds from the sale of Glendale Office Building	--	10,300
Acquisitions	(3,689)	(12,159)
Purchase of property and equipment	(4,645)	(14,364)
Investments in unconsolidated entities	(1,800)	(963)
Change in restricted cash	193	833
Purchase of marketable securities	(219)	--
Net cash used in investing activities	(10,160)	(14,018)
Financing activities
Repayment of long-term borrowings	(2,907)	(182)
Proceeds from borrowings	8,038	15,302
Option deposit received	3,000	--
Proceeds from exercise of stock options	87	43
Repurchase of Class A Nonvoting Common Stock	(792)	--
Minority interest distributions	(1,489)	(217)
Net cash provided by financing activities	5,937	14,946
Effect of exchange rate changes on cash and cash equivalents	86	(229)

Decrease in cash and cash equivalents	(2,433)	(198)
Cash and cash equivalents at beginning of period	8,548	12,292

Cash and cash equivalents at end of period	$6,115	$12,094

Supplemental Disclosures
Interest paid	$4,021	$2,498
Income taxes paid	$166	$150
Non-cash transactions
Common stock issued for note receivable (Note 2)	$--	$55
Increase in cost basis of Cinemas 1, 2, & 3 related to the purchase price adjustment of the call option liability to related party	$1,087	--
Buyer assumption of note payable on Glendale Office Building	$--	$10,103

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006

Note 1 - Basis of Presentation

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was founded in 1983 as a Delaware corporation and reincorporated in 1999 in Nevada. Our businesses consist primarily of:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, and New Zealand and

•
the development, ownership and operation of retail and commercial real estate in Australia, New Zealand and the United States, including entertainment-themed retail centers (“ETRC”) in Australia and New Zealand and live theatre assets in Manhattan and Chicago in the United States.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting. As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted. There have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”). The financial information presented in this quarterly report on Form 10-Q for the period ended June 30, 2006 (the “June Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our 2005 Annual Report which contains the latest audited financial statements and related footnotes.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows as of and for the three months and six months ended June 30, 2006 have been made. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We have investments in marketable securities primarily in Australia of $628,000 at June 30, 2006. For the three months and six months ended June 30, 2006 our net realized gain on marketable securities was $10,000 and $17,000.

New Accounting and Tax Pronouncements

In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. As the Interpretation will not affect our financials until the first quarter of 2007, we have not yet evaluated the impact of this statement on our consolidated financial statements.

Note 2 - Stock-Based Compensation

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

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created. SFAS 123(R) requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. Had we previously adopted SFAS 123(R), there would have been no impact on our presentation of the consolidated statement of cash flows because there were no recognized tax benefits relating to the three months and six months ended June 30, 2005. For the three months and six months ended June 30, 2006, there was no impact to the consolidated statement of cash flows because there were also no recognized tax benefits during this period.

SFAS No. 123(R) requires Companies to estimate forfeitures. Based on our historical experience and the relative market price to strike price of the options, we do not currently estimate any forfeitures of vested or unvested options that would result in a cumulative adjustment from a change in accounting principle for the six months ended June 30, 2006.

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

There were 20,000 options granted during the six months ended June 30, 2006 and no options granted during the six months ended June 30, 2005. In accordance with SFAS No. 123, we used the intrinsic value method and did not recognize any compensation expense when the exercise price of the stock options equaled or exceeded the market price of the underlying stock on the date of grant. For the 20,000 options granted, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2005
Stock option exercise price	$ 8.10
Risk-free interest rate	4.22%
Expected dividend yield	--
Expected option life	5.97 yrs
Expected volatility	34.70%
Weighted average fair value	$ 4.33

Using the above assumptions and in accordance with the SFAS No. 123(R) modified prospective method, we recorded $25,000 and $45,000 in compensation expense for the total estimated grant date fair value of stock options that vested for the three months and six months ended June 30, 2006, respectively. At June 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted was $139,000, which is expected to be recognized over a weighted average vesting period of 1.85 years. The total realized value of stock options exercised during the six months ended June 30, 2006 was $131,000. We recorded cash received from stock options exercised of $87,000 during the six months ended June 30, 2005. The intrinsic, unrealized value of all options outstanding at June 30, 2006 was $1.6 million (including $1.5 million of intrinsic value for those options that are currently exercisable). The total fair value of the stock options that are vesting this year, but have not yet reached their vesting date, is $80,000 as of June 30, 2006.

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

We had the following stock options outstanding and exercisable as of June 30, 2006 and December 31, 2005:

	Common Stock Options Outstanding		Weighted Average Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding-December 31, 2004	1,488,200	185,100	$4.19	$9.90	1,377,700	185,100	$4.80	$9.90
Exercised	(974,600)	--	$3.78	$--
Granted	7,500	--	$7.86	$--
Outstanding-December 31, 2005	521,100	185,100	$5.00	$9.90	474,600	185,100	$5.04	$9.90
Exercised	(27,000)	--	$3.22	$--
Granted	20,000	--	$8.10	$--
Outstanding-June 30, 2006	514,100	185,100	$5.21	$9.90	476,600	185,100	$5.08	$9.90

The weighted average remaining contractual life of all options outstanding at June 30, 2006 and 2005 were approximately 4.10 and 2.20 years, respectively. The weighted average remaining contractual life of the exercisable options outstanding at June 30, 2006 and 2005 were approximately 3.85 and 2.01 years, respectively.

The following table illustrates the effect on net income per common share for the three months and six months ended June 30, 2005 as if we had consistently measured the compensation cost for stock option programs under the fair value method adopted on January 1, 2006 (dollars in thousands):

	Three Months Ending June 30, 2005	Six Months Ending June 30, 2005
Net income, as reported	$10,500	$8,097
Add: Stock-based employee/director compensation expense included in reported net income	--	--
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	20	40
Pro forma net income	$10,480	$8,057

Earnings per share:
Basic and diluted—as reported	$0.48	$0.37
Basic and diluted—pro forma	$0.48	$0.37

Note 3 - Business Segments

Our operations are organized into two reportable business segments within the meaning of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Our reportable segments are (1) cinema exhibition and (2) real estate. The cinema segment is engaged in the development, ownership and operation of multiplex cinemas. The real estate segment is engaged in the development, ownership and operation of commercial properties, including ETRC’s in Australia and New Zealand and live theatres in the United States. Historically, our development projects have included a cinema component. Incident to our real estate operations we have acquired, and continue to hold, raw land in urban and suburban centers in Australia and New Zealand.

The tables below summarize the results of operations for each of our principal business segments for the three (“2006 Quarter”) and six (“2006 Six Months”) months ended June 30, 2006 and the three (“2005 Quarter”) and six (“2005 Six Months”) months ended June 30, 2005, respectively. Operating expenses include costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties.

All operating results from discontinued operations are included in “Loss from discontinued operations” (dollars in thousands):

Three Months Ended June 30, 2006	Cinema	Real Estate	Total
Revenue	$23,954	$4,007	$27,961
Operating expense	19,187	1,756	20,943
Depreciation & amortization	2,271	999	3,270
General & administrative expense	532	--	532
Segment operating income	$1,964	$1,252	$3,216

Three Months Ended June 30, 2005	Cinema	Real Estate	Total
Revenue	$20,983	$3,870	$24,853
Operating expense	17,642	2,055	19,697
Depreciation & amortization	2,017	957	2,974
General & administrative expense	1,785	(146)	1,639
Segment operating income (loss)	$(461)	$1,004	$543

Reconciliation to consolidated net (loss) income:	2006 Quarter	2005 Quarter
Total segment operating income	$3,216	$543
Non-segment:
Depreciation and amortization expense	67	29
General and administrative expense	2,544	2,493
Operating income (loss)	605	(1,979)
Interest expense, net	(1,511)	(708)
Other income	1	559
Minority interest expense	(192)	(281)
Gain on disposal of discontinued operations	--	13,610
Loss from discontinued operations	--	(667)
Income tax expense	(344)	(220)
Equity earnings of unconsolidated entities	1,207	186
Net income (loss)	$(234)	$10,500

Six Months Ended June 30, 2006	Cinema	Real Estate	Total
Revenue	$46,463	$7,435	$53,898
Operating expense	37,064	3,468	40,532
Depreciation & amortization	4,355	2,019	6,374
General & administrative expense	1,508	--	1,508
Segment operating income	$3,536	$1,948	$5,484

Six Months Ended June 30, 2005	Cinema	Real Estate	Total
Revenue	$42,899	$7,478	$50,377
Operating expense	35,235	3,664	38,899
Depreciation & amortization	4,231	1,863	6,094
General & administrative expense	3,110	3	3,113
Segment operating income	$323	$1,948	$2,271

Reconciliation to consolidated net income (loss):	2006 Six Months	2005 Six Months
Total segment operating income	$5,484	$2,271
Non-segment:
Depreciation and amortization expense	203	72
General and administrative expense	4,933	4,766
Operating income (loss)	348	(2,567)
Interest expense, net	(3,295)	(1,574)
Other income (loss)	(1,154)	289
Minority interest expense	(272)	(419)
Gain on disposal of discontinued operations	--	13,610
Loss from discontinued operations	--	(1,379)
Income tax expense	(681)	(453)
Equity earnings of unconsolidated entities	1,674	590
Net income (loss)	$(3,380)	$8,097

Note 4 - Operation in Foreign Currency

We have significant assets in Australia and New Zealand. To the extent possible, we conduct our Australian and New Zealand operations on a self-funding basis. The carrying value of our Australian and New Zealand assets fluctuate due to changes in the exchange rates between the US dollar and the functional currency of Australia (Australian dollar) and New Zealand (New Zealand dollar). We have no derivative financial instruments to hedge foreign currency exposure.

Presented in the table below are the currency exchange rates for Australia and New Zealand as of June 30, 2006 and December 31, 2005:

	US Dollar
	June 30, 2006	December 31, 2005
Australian Dollar	$0.7423	$0.7342
New Zealand Dollar	$0.6105	$0.6845

Note 5 - Earnings (Loss) Per Share

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

	Three Months Ending June 30,		Six Months Ending June 30,
	2006	2005	2006	2005
Loss from continuing operations	$(234)	$(2,442)	$(3,380)	$(4,134)
Income from discontinued operations	--	12,942	--	12,231
Net income (loss)	(234)	10,500	(3,380)	8,097
Weighted average shares of common stock	22,413,995	21,988,031	22,431,834	21,988,031

Earnings (loss) per share:
Loss from continuing operations - basic and dilutive	$(0.01)	$(0.11)	$(0.15)	$(0.19)
Income from discontinued operations - basic and dilutive	$--	$0.59	$--	$0.56
Earnings (loss) per share - basic and dilutive	$(0.01)	$0.48	$(0.15)	$0.37

For the three months and six months ended June 30, 2006 and 2005, we recorded losses from continuing operations. As such, the incremental shares of 204,055 and 632,159 in 2006 and 2005, respectively, from stock options to purchase shares of common stock were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive in those periods.

Note 6 - Property Under Development and Property and Equipment

As of June 30, 2006 and December 31, 2005, we owned property under development summarized as follows (dollars in thousands):

Property Under Development	June 30, 2006	December 31, 2005
Land	$18,592	$18,585
Construction-in-progress (including capitalized interest)	5,755	4,484
Property Under Development	$24,347	$23,069

For the period ended June 30, 2006 and 2005, we recorded $705,000 and $1.0 million, respectively, of capitalized interest related to our properties under development.

As of June 30, 2006 and December 31, 2005, we owned investments in property and equipment as follows (dollars in thousands):

	June 30, 2006	December 31, 2005
Property and equipment
Land	$55,033	$54,476
Building	91,303	92,188
Leasehold interest	9,539	9,075
Construction-in-progress	1,799	863
Fixtures and equipment	53,518	51,221
	211,192	207,823
Less accumulated depreciation	(46,483)	(40,434)
Property and equipment, net	$164,709	$167,389

Depreciation expense for property and equipment was $3.1 million and $2.7 million for the three months ended June 30, 2006 and 2005, respectively, and $6.2 million and $5.6 million for the six months ended June 30, 2006 and 2005, respectively.

Note 7 - Investments in Unconsolidated Entities

Investments in unconsolidated entities are accounted for under the equity method of accounting, and, as of June 30, 2006 and December 31, 2005, include the following (dollars in thousands):

	Interest	June 30, 2006	December 31, 2005
Malulani Investments, Ltd.	18.4%	$1,800	$--
Rialto Distribution	33.3%	633	734
Rialto Cinemas	50.0%	4,184	4,691
205-209 East 57th Street Associates, LLC	25.0%	4,057	3,139
Mt. Gravatt	33.3%	4,381	4,052
Berkeley Cinemas	50.0%	1,351	1,409
Total		$16,406	$14,025

For the three months and six months ending June 30, 2006 and 2005, we recorded our share of equity earnings (loss) from our investments in unconsolidated entities as follows:
	Three Months Ending June 30,		Six Months Ending June 30,
	2006	2005	2006	2005
Rialto Distribution	$(22)	$--	$(22)	$--
205-209 East 57th Street Associates, LLC	918	--	918	--
Mt. Gravatt	91	83	285	218
Berkeley Cinemas	220	103	493	372
	$1,207	$186	$1,674	$590

We treat our ownership of Rialto Cinemas on a cost basis. As such, for Rialto Cinemas, we did not receive any distributions from the joint venture; therefore, we did not record any earnings for the three months or six months ending June 30, 2006.

205-209 East 57th Street Associates, LLC

During the June 2006 Quarter, this joint venture, that has been developing a residential condominium complex in midtown Manhattan called Place 57, closed on the sale of 11 condominiums resulting in gross sales of $15.8 million and equity earnings from unconsolidated entities to us of $918,000.

Malulani Investments, Ltd.

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company with holdings principally in California, Texas and Hawaii including the Guenoc Winery located on approximately 22,000 acres of land located in Napa and Lake Counties in Northern California.

Berkeley Cinemas

On May 23, 2006, our Joint Venture Partner exercised his option to offer to acquire our interest in the remaining Berkeley Joint Venture cinemas, at an aggregate purchase price of $7.3 million (NZ$11.9 million). The exercise of this option has triggered our right to buy out our Joint Venture Partner at the same price. See Note 20 - Subsequent Events.

Additionally, effective April 1, 2006, we purchased the 50% share that we did not already own of the Palms joint venture cinema located in Christchurch, New Zealand for cash of $2.8 million (NZ$4.5 million) and the proportionate share of assumed debt which amounted to $993,000 (NZ$1.6 million). This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas Joint Venture investment and was not previously consolidated for accounting purposes. Subsequent to April 1, 2006, we have consolidated this entity into our financial statements.

Note 8 - Goodwill and Intangible Assets

Subsequent to January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we perform an annual impairment review of our goodwill and other intangible assets in the fourth quarter unless changes in circumstances indicate that an asset may be impaired. As of June 30, 2006 and December 31, 2005, we had goodwill consisting of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
Segments
Cinema	$12,126	$9,489
Real estate	5,090	5,164
Total	$17,216	$14,653

The increase in goodwill in the cinema segment of $2.5 million was related to the purchase of the Queenstown and Palms Cinemas (see Note 18 - Acquisitions). We are in the process of finalizing the purchase price allocation for these acquisitions, in accordance with SFAS No. 141 Business Combinations. Estimates included herein are subject to adjustment when the analysis is completed.

We have intangible assets other than goodwill that are subject to amortization and are being amortized over various periods. We amortize our beneficial lease over 20 years and our option fee and other intangible assets over 10 years. For the three months ended June 30, 2006 and 2005, amortization expense totaled $218,000 and $306,000, respectively, and for the six months ended June 30, 2006 and 2005, the amortization expense totaled $414,000 and $611,000, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of June 30, 2006	Beneficial Leases	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$10,937	$2,773	$191	$13,901
Less: Accumulated amortization	3,175	2,379	14	5,568
Total, net	$7,762	$394	$177	$8,333

As of December 31, 2005	Beneficial Leases	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$10,957	$2,773	$212	$13,942
Less: Accumulated amortization	2,809	2,332	13	5,154
Total, net	$8,148	$441	$199	$8,788

Note 9 - Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	June 30, 2006	December 31, 2005
Prepaid and other current assets
Prepaid expenses	$1,256	$246
Prepaid taxes	480	370
Deposits	167	157
Other	216	223
Total prepaid and other current assets	$2,119	$996

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,314	$1,314
Long-term restricted cash	--	191
Deferred financing costs, net	517	847
Other	254	192
Total non-current assets	$2,085	$2,544

Note 10 - Income Tax

The income tax provision for the three months and six months ended June 30, 2006 and 2005 was composed of the following amounts (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Foreign income tax provision	$30	$38	$59	$72
Foreign withholding tax	137	119	273	245
Federal tax provision	128	--	255	51
Other income tax	49	63	94	85
Net tax provision	$344	$220	$681	$453

Note 11 - Notes Payable

Notes payable are summarized as follows (dollars in thousands):

	Interest Rates as of			Balance as of
Name of Note Payable	June 30, 2006	December 31, 2005	Maturity Date	June 30, 2006	December 31, 2005
Australian Corporate Credit Facility	7.06%	6.96%	January 1, 2009	$62,503	$32,442
Australian Newmarket Construction Loan	N/A	7.34%	N/A	--	21,701
Australian Shopping Center Loans	6.53%	6.53%	2007-2013	1,098	1,169
New Zealand Corporate Credit Facility	9.05%	9.15%	November 23, 2009	30,525	34,225
New Zealand Movieland Note Payable	N/A	5.50%	February 27, 2006	--	537
US Sutton Hill Capital Note 1 - Related Party	9.26%	9.26%	July 28, 2007	5,000	5,000
US Royal George Theatre Term Loan	7.66%	6.97%	November 29, 2007	1,903	1,986
US Sutton Hill Capital Note 2 - Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	7.31%	7.31%	October 1, 2011	3,228	3,260
Total Notes Payable				$113,257	$109,320

During the first six months of 2006, we drew down $5.7 million (AUS$7.6 million) to purchase the Palms - Christchurch Cinema (see Note 18 - Acquisitions), payoff the Palms - Christchurch Cinema bank debt of $2.0 million (NZ$3.1 million), and make other capital improvements to our existing cinema sites. Additionally, we drew down $2.3 million (AUS$3.1 million) on our Newmarket Construction Loan used to finance the completion of our Newmarket Shopping Centre development in Brisbane, Australia. As prescribed by the credit agreement, our Newmarket Construction Loan was combined with our Australian Corporate Credit Facility during the first quarter of 2006 in conjunction with the completion of the Newmarket project. The combined total borrowing limit of the new Australian Corporate Credit Facility is $74.0 million (AUS$99.6 million) which includes the first principal payment on the facility of $280,000 (AUS$377,500) on June 30, 2006. As of June 30, 2006, we had drawn a total of $62.5 million (AUS$84.2 million) against this facility and issued guarantees of $3.0 million (AUS$4.0 million) leaving an available, undrawn balance of $8.5 million (AUS$11.4 million).

On February 27, 2006, we paid off the balance of our New Zealand Movieland Note Payable that we had issued in August 2004 in connection with the purchase of our Movieland Circuit. The balance of this purchase money promissory note was paid in full in the amount of $520,000 (NZ$784,000) plus $14,000 (NZ$22,000) of accrued interest.

Note 12 - Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	June 30, 2006	December 31, 2005
Current liabilities
Security deposit payable	$193	$174
Other	--	76
Other current liabilities	$193	$250
Other liabilities
Foreign withholding taxes	$5,078	$4,944
Straight-line rent liability	3,621	3,541
Option liability	3,481	1,055
Environmental reserve	1,656	1,656
Interest rate swap	86	635
Option deposit	3,000	--
Other	925	678
Other liabilities	$17,847	$12,509

As part of the purchase of the real property underlying our lease hold interest in the Cinemas 1, 2, & 3 we have agreed to grant an option to Sutton Hill Capital, LLC, a limited liability company beneficially owned in equal 50/50 shares by Messrs. James J. Cotter and Michael Forman to acquire, at cost, up to a 25% non-managing membership interest in the limited liability company that we formed to acquire these interests. In June 2006, Sutton Hill Capital, LLC gave us $3.0 million as a deposit on this option. We recorded this cash receipt as an option deposit and we anticipate the remaining balance of the investment to be paid during the third quarter of 2006. In relation to this option, we had previously recorded a $1.0 million call option liability in other liabilities and a corresponding increase in purchase price for the land at December 31, 2005. We have adjusted our purchase price allocation relating to the completed valuation of the option as of September 19, 2005 and have recorded an additional $1.1 million as land acquisition costs and option liability. Any change in the option value subsequent to the issuance date is recorded as other income or expense in the statement of operations. As part of our quarterly valuation procedures, management with the assistance of our real estate appraisers updated the valuation of these property interests in Cinemas 1, 2, & 3. The value of the option at June 30, 2006 increased to $3.5 million, resulting in a charge for the quarter and six months ended June 30, 2006 of $275,000 and $1.4 million, respectively.

During the first quarter of 2006, the Motion Picture Projectionists, Video Technicians and Allied Crafts Union asserted that due to the Company’s reduced reliance on union labor in New York City, there was a partial withdrawal from the union pension plan by the Company in 2003 resulting in a funding liability on the part of the Company of approximately $342,000. We believe that the estimated amount of our obligation to the Union for their pension plan is in question and disputable. For this reason, we intend to discuss further the matter with the Union. However, to reflect the Union’s asserted assessment at this time, we have recorded the $342,000 liability in our other liabilities as of June 30, 2006.

Note 13 - Commitments and Contingencies

Except for what is noted below regarding Tax/Audit Litigation, there have been no material changes to our litigation exposure since our Company’s 2005 Annual Report.

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) completed its audits of the tax return of Reading Entertainment Inc. (RDGE) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (CRG) for its tax year ended June 30, 1997. With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by RDGE from CRG as a part of a private placement of securities by RDGE which closed in October 1996. A second issue involving equipment leasing transactions entered into by RDGE (discussed below) is also involved.

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG. As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE. This proposed change would result in an additional tax liability for CRG of approximately $20.9 million plus interest of approximately $11.0 million as of June 30, 2006. In addition, this proposal would result in California tax liability of approximately $5.3 million plus interest of approximately $3.0 million as of June 30, 2006. Accordingly, this proposed change represented, as at June 30, 2006, an exposure of approximately $40.2 million.

Moreover, California has “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income. While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers. Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $44.2 million.

In early February 2005, we had a mediation conference with the IRS concerning this proposed change. The mediation was conducted by two mediators, one of whom was selected by the taxpayer from the private sector and one of whom was an employee of the IRS. In connection with this mediation, we and the IRS each prepared written submissions to the mediators setting forth our respective cases. In its written submission, the

IRS noted that it had offered to settle its claims against us at 30% of the proposed change, and reiterated this offer at the mediation. This offer constituted, in effect, an offer to settle for a payment of $5.5 million federal tax, plus interest, for an aggregate settlement amount of approximately $8.0 million. Based on advice of counsel given after reviewing the materials submitted by the IRS to the mediation panel, and the oral presentation made by the IRS to the mediation panel and the comments of the mediators (including the IRS mediator), we determined not to accept this offer.

Notices of deficiency (“N/D”) dated June 29, 2006 were received with respect to each of RDGE and CRG determining proposed deficiencies of $20.9 million for CRG and a total of $349,000 for RDGE for the tax years 1997, 1998 and 1999.

We intend to litigate aggressively these matters in the U.S. Tax Court by filing Petitions with the court on or before September 27, 2006 (the last day for filing). While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of these matters.

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

The N/D issued to RDGE does not cover its tax year 1996 which will be held in abeyance pending the resolution of the CRG case. An adjustment to 1996 taxable income for RDGE would result in a refund of alternative minimum tax paid that year. The N/D issued to RDGE eliminated the gains booked by RDGE in 1996 as a consequence of its acquisition certain computer equipment and sale of the anticipated income stream from the lease of such equipment to third parties and disallowed depreciation deductions that we took with respect to that equipment in 1997, 1998 and 1999. Such disallowance has the effect of decreasing net operating losses but did not result in any additional regular federal income tax for such years. However, the depreciation disallowance would increase RDGE state tax liability for those years by approximately $170,000 plus interest. The only tax liability reflected in the RDGE N/D is alternative minimum tax in the total amount of approximately $350,000 plus interest. The Tax Court petition we intend to file with respect to RDGE will appeal the determinations relating to the leasing transactions.

Note 14 - Minority Interest

Minority interest is composed of the following enterprises:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) by a subsidiary of National Auto Credit, Inc.;

•	33% minority interest in the Elsternwick Joint Venture by Champion Pictures Pty Ltd.; and

•	25% minority interest in Australia Country Cinemas Pty Ltd (“ACC”) by Panorama Cinemas for the 21st Century Pty Ltd.

The components of minority interest are as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
AFC LLC	$1,717	$2,847
Elsternwick Unincorporated Joint Venture	112	116
Australian Country Cinemas	30	113
Others	1	3
Minority interest in consolidated affiliates	$1,860	$3,079

	Expense for the		Expense for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
AFC LLC	$187	$51	$257	$209
Australian Country Cinemas	--	150	3	152
Elsternwick Unincorporated Joint Venture	5	80	12	58
Minority interest expense	$192	$281	$272	$419

Note 15 - Common Stock

During the first quarter of 2006, we issued for cash to an employee of the corporation under our stock based compensation plan 12,000 shares and 15,000 shares of Class A Nonvoting Common Stock at exercise prices of $3.80 and $2.76 per share, respectively.

On February 27, 2006, we paid $792,000 (NZ$1.2 million) to the sellers of the Movieland Circuit in exchange for 98,949 Class A Common Nonvoting Common Stock. This transaction resulted from the exercise of their option to put back to us at an exercise price of NZ$11.94 the shares they received as part of the purchase price of the Movieland Circuit.

Note 16 - Comprehensive Income

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income. The following table sets forth our comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(234)	$10,500	$(3,380)	$8,097
Foreign currency translation	2,497	(2,030)	(999)	(1,524)
Unrealized loss on AFS	10	--	17	--
Comprehensive income (loss)	$2,273	$8,470	$(4,362)	$6,573

Note 17 - Discontinued Operations and Assets Held For Sale

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

The 2006 and 2005 quarterly and six month ending results for the Glendale Property are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$--	$441	$--	$1,103
Operating expense	--	129	--	355
Depreciation & amortization expense	--	(99)	--	51
General & administrative expense	--	1	--	1
Operating income	--	410	--	696
Interest income	--	3	--	3
Interest expense	--	105	--	312
Income from discontinued operations before gain on sale	--	308	--	387
Gain on sale	--	12,013	--	12,013
Total income from discontinued operations	$--	$12,321	$--	$12,400

Puerto Rico Cinema Operations. On June 8, 2005, we sold our assets and certain liabilities associated with our Puerto Rico cinema operations for $2.3 million resulting in a $1.6 million gain.

The 2006 and 2005 quarterly and six month ending results for the Puerto Rico discontinued operations are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$--	$2,098	$--	$4,575
Operating expense	--	2,796	--	5,752
Depreciation & amortization expense	--	86	--	206
General & administrative expense	--	191	--	383
Income (loss) from discontinued operations before gain on sale	--	(975)	--	(1,766)
Gain on sale	--	1,597	--	1,597
Total income (loss) from discontinued operations	$--	$622	$--	$(169)

Note 18 - Acquisitions

Malulani Investments, Ltd.

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company with holdings principally in California, Texas and Hawaii including, the Guenoc Winery located on approximately 22,000 acres of land located in Napa and Lake Counties in Northern California. We are still in the process of determining the purchase price allocation of the assets and liabilities associated with this acquisition.

Berkeley Cinemas

On May 23, 2006, our Joint Venture Partner exercised his option to offer to acquire our interest in the remaining Berkeley Joint Venture cinemas, at an aggregate purchase price of $7.3 million (NZ$11.9 million) plus the assumption of debt of $3.0 million (NZ$5.0 million). The exercise of this option has triggered our right to buy out our Joint Venture Partner at the same price. (See Note 20 - Subsequent Events.)

Additionally, effective April 1, 2006, we purchased the 50% share that we did not already own of the Palms joint venture cinema located in Christchurch, New Zealand for cash of $2.8 million (NZ$4.5 million) and the proportionate share of assumed debt which amounted to $993,000 (NZ$1.6 million). This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas Joint Venture investment and was not previously consolidated for accounting purposes. We drew down $4.8 million (AUS$6.3 million) on our Australian Corporate Credit Facility to purchase the Palms cinema and to payoff its bank debt of $2.0 million (NZ$3.1 million). We are in the process of finalizing the purchase price allocation for this acquisition, in accordance with SFAS No. 141 Business Combinations. Estimates included herein are subject to adjustment when the analysis is completed. A summary of the increased assets and liabilities relating to this acquisition is as follows (dollars in thousands):

Palms Cinema
Assets
Accounts receivable	$284
Inventory	11
Other assets	11
Property and equipment	749
Goodwill	2,983
Total assets	4,038

Liabilities
Accounts payable and accrued liabilities	121
Note payable	993
Other liabilities	83
Total liabilities	1,197

Total net assets	$2,841

Queenstown Cinema

Effective February 23, 2006, we purchased a 3-screen leasehold cinema in Queenstown, New Zealand for $939,000 (NZ$1.4 million). We funded this acquisition through internal sources.

Note 19 - Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at June 30, 2006:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$8,908,000	5.7000%	5.6600%	December 31, 2007
Interest rate swap	$11,506,000	6.4400%	5.6600%	December 31, 2008
Interest rate swap	$12,118,000	6.6800%	5.6600%	December 31, 2008
Interest rate swap	$9,038,000	5.8800%	5.6600%	December 31, 2008
Interest rate swap	$2,598,000	6.3600%	5.8767%	December 31, 2008

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest rate swap instruments to market on the consolidated balance sheet resulting in a $442,000 (AUS$621,000) and $553,000 (AUS$755,000) decrease to interest expense during the three and six months ended June 30, 2006, respectively, and a $492,000 (AUS$640,000) and $21,000 (AUS$27,000) increase to interest expense during the three and six months ended June 30, 2005, respectively. At June 30, 2006 and December 31, 2005, we have recorded the fair market value of our interest rate swaps of $86,000 (AUS$115,000) and $638,000 (AUS$870,000), respectively, as an other long-term liability. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 20 - Subsequent Events

Berkeley Cinemas

On May 23, 2006, our Joint Venture Partner exercised his option to offer to acquire our interest in the remaining Berkeley Joint Venture cinemas, at an aggregate purchase price of $7.3 million (NZ$11.9 million) plus the assumption of debt of $3.0 million (NZ$5.0 million). The exercise of this option has triggered our right to buy out our Joint Venture Partner at the same price. On July 27, 2006, we gave notice to our Joint Venture Partner that we do not intend to exercise our right to acquire the cinemas at Whangaparaoa, Takapuna and Mission Bay, and accordingly, we currently anticipate that we will sell our interest in those cinemas to our Joint Venture Partner for $4.4 million (NZ$7.2 million) in cash and the assumption of $1.5 million (NZ$2.5 million) in debt. We are currently still considering whether to exercise our right to acquire our Joint Venture partner’s interest in the Botany Downs cinema. If we exercise that right, the cost to acquire the 50% interest that we do not already own in that cinema would be $2.9 million (NZ$4.7 million) plus the assumption of debt estimated to be approximately $1.5 million (NZ$2.5 million) as of the closing date.

Moonee Ponds

On June 21, 2006, we signed an agreement to purchase two tracks of land of 0.4 acres adjacent to our Moonee Ponds property for $2.4 million (AUS$3.3 million). As a partial fulfillment of this contract, on July 7, 2006, we made a $245,000 (AUS$330,000) deposit for these properties and we anticipate closing on these sales during the month of September 2006.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

As Reading International, Inc. (RDI and collectively with our consolidated subsidiaries, “Reading” and “we,” “us” or “our”), we have historically considered ourselves to be essentially a cinema exhibition and live theatre operating company with a strong focus on the development, operation and holding of commercial real estate assets. We believe that this strategic mix coupled with our management expertise allows us to bring value to developable land by providing our own “anchor tenant” and to realize the value in older cinema sites by developing them, on an opportunistic basis, to their highest and best use. This strategy has allowed us to use our available free cash flow to build assets, while freeing us, to some extent, from the volatility that can result from a focus on simply operating cinema assets in leased facilities. Given relative opportunities for cinema expansion and for real estate development, we believe it likely that we will, as time progresses, become more and more a real estate company and less and less a cinema and live theatre operating company.

On February 20, 2006, our efforts to rezone our 50.6 acre parcel in suburban Melbourne, Australia, were rewarded, as our Burwood property was rezoned clearing the way for us to redevelop that historically industrial use property into a mixture of retail, commercial, entertainment and residential uses. Our cost basis in our Burwood property is $21.1 million (AUS$28.4 million).

It is anticipated that the complete build out of our Burwood site will be done in stages over an approximately 10 year period, and require an investment of approximately $500 million (AUS$674 million). Given the size and scope of this project, and our other ongoing projects at Moonee Ponds (also in Melbourne), Redyard (in suburban Sydney) and Courtenay Central (in Wellington, New Zealand), it is likely that an increasing proportion of our capital and human resources will be focused on the real estate segment of our business.

Our business operations currently include:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, and New Zealand;

•	the development and operation of cinema-based entertainment-themed retail centers (“ETRC”) in Australia and New Zealand;

•	the ownership and operation, typically as a landlord, of “Off Broadway” style live theatres in Manhattan and Chicago; and

•
the development, ownership and operation of commercial real estate in Australia, New Zealand and the United States typically as a business ancillary to the development and operation of cinemas, cinema-based ETRC’s and live theatres; and

•	the ownership and operation, typically as a landlord, of “Off Broadway” style live theatres in Manhattan and Chicago.

We manage our worldwide cinema business under various different brands:

•	in the US, under the Reading, Angelika Film Center and City Cinemas brands;

•	in Australia, under the Reading brand; and

•	in New Zealand, under the Reading, Berkeley Cinemas and Rialto brands.

During the six months ending June 30, 2006, we owned and operated 35 cinemas with 231 screens, had interests in certain unconsolidated entities that own an additional 10 cinemas with 59 screens and managed 3 cinemas with 14 screens.

Our business plan going forward is to build-out our existing development properties, to seek out additional real estate development opportunities while continuing to use our presence in the cinema exhibition and live theatre business, to identify, develop and acquire cinema and live theatre properties. In the case of cinema and live theatre acquisitions, we intend to focus on those opportunities where we can acquire either the fee interest underlying the operating assets, or long term leases, which we believe provide flexibility with respect to the usage of such leasehold assets and to focus on the development of our existing real estate. In the near term, we are focusing principally on the operation of our existing cinema assets and on the development of five parcels of undeveloped real estate in Melbourne, Brisbane, and Sydney in Australia and Wellington in New Zealand while taking advantage of those opportunities that may present themselves from time to time to strategically expand our existing cinema circuits.

During the first six months of 2006, our efforts on the real estate side of our business were focused in large part on:

•
the rezoning approval by the Victoria State Government of our 50.6 acre Burwood property (located in suburban Melbourne) from an essentially industrial to a priority use zone allowing a mixture of retail, entertainment, commercial and residential uses; and

•
the completion and lease-up of our 4.1 acre Newmarket Shopping Centre in Brisbane, Australia (100,000 square feet of leased retail space). That property is now approximately 98% leased, including anchor tenancies provided by a major grocery chain and a major pub operator.

A significant portion of our business is conducted in Australia and New Zealand, and as such, we are subject to a certain degree of currency risk. We do not engage in currency hedging activities. Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis. Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, the majority of our expenses in Australia and New Zealand have been procured in local currencies. Due to the developing nature of our operations in Australia and New Zealand, our revenues are not yet significantly greater than our operating expenses. The resulting natural operating hedge has led to a negligible foreign currency effect on our net earnings. However, foreign currency can have a significant effect on the value of assets and liabilities with fluctuations noted in other comprehensive income. As we continue to progress with our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.
We continue to acquire, to dispose of or to reposition assets in accordance with our business plan. So far, in 2006, we have made the following acquisitions:

Malulani Investments LLC

As of June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company with holdings principally in California, Texas and Hawaii including, the Guenoc Winery located on approximately 22,000 acres of land located in Napa and Lake Counties in Northern California.

Berkeley Cinemas

On May 23, 2006, our Joint Venture Partner exercised his option to acquire our interest in the remaining Berkeley Joint Venture cinemas, at an aggregate purchase price of $7.3 million (NZ$11.9 million) plus the assumption of debt of $3.0 million (NZ$5.0 million). The exercise of this option has triggered our right to buy out our Joint Venture Partner at the same price. On July 27, 2006, we gave notice to our Joint Venture Partner that we do not intend to exercise our right to acquire the cinemas at Whangaparaoa, Takapuna and Mission Bay, and accordingly, we currently anticipate that we will sell our interest in those cinemas to our Joint Venture Partner for $4.4 million (NZ$7.2 million) in cash and the assumption of $1.5 million (NZ$2.5 million) in debt.

We are currently still considering whether to exercise our right to acquire our Joint Venture partner’s interest in the Botany Downs cinema. If we exercise that right, the cost to acquire the 50% interest that we do not already own in that cinema would be $2.9 million (NZ$4.7 million) plus the assumption of debt estimated to be approximately $1.5 million (NZ$2.5 million) as of the closing date.

Additionally, effective April 1, 2006, we purchased the 50% share that we did not already own of the Palms joint venture cinema located in Christchurch, New Zealand for cash of $2.8 million (NZ$4.5 million) and the proportionate share of assumed debt which amounted to $993,000 (NZ$1.6 million). This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas Joint Venture investment and was not previously consolidated for accounting purposes.

Queenstown Cinema.

Effective February 23, 2006, we purchased a 3-screen leasehold cinema in Queenstown, New Zealand for $939,000 (NZ$1.4 million), representing the only screens in this market.

Results of Operations

At June 30, 2006, we directly operated 35 cinemas with 231 screens, had interests in certain unconsolidated entities in which we have varying interests, which own an additional 10 cinemas with 59 screens and managed 3 cinemas with 14 screens. Regarding real estate, we owned and operated during the period four ETRC’s that we developed in Australia and New Zealand; owned the fee interests in four developed commercial properties in Manhattan and Chicago, all of which are improved with live theatres comprising seven stages and, in two cases, ancillary retail and commercial space; owned the fee interests underlying one of our Manhattan cinemas and hold for development an additional five parcels (aggregating approximately 58 acres) in urbanized areas of Australia and New Zealand. Two of these parcels, Burwood and Moonee Ponds, comprise approximately 54 acres, and are in areas designated by the provincial government of Victoria, Australia as “major activity centres,” and we are currently in the planning phases of their development.

The tables below summarize the results of operations for each of our principal business segments for the three (“2006 Quarter”) and six (“2006 Six Months”) months ended June 30, 2006 and the three (“2005 Quarter”) and six (“2005 Six Months”) months ended June 30, 2005, respectively. Operating expenses include costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties. Our year-to-year results of operation were principally impacted by the following:

•	the sale effective June 8, 2005 of our Puerto Rican cinema operations;

•	the sale effective May 17, 2005 of our Glendale, California office building, our only commercial domestic property with no entertainment component;

•	the acquisition on June 1, 2005 and September 19, 2005 of the various real property interests underlying our leasehold interest in our Cinemas 1, 2 & 3 cinema;

•
the opening in the fourth quarter of 2005 and the occupancy of the majority of tenancies during first quarter of 2006 of our Newmarket Shopping Center, a 100,000 square foot retail center in a suburb of Brisbane, Australia;

•	the opening of a cinema in a suburb of Adelaide, Australia on October 20, 2005 and the acquisition of a cinema in Queenstown, New Zealand effective February 23, 2006;

•	the purchase of the 50% share that we did not already own of the Palms 8-screen, leasehold cinema located in Christchurch, New Zealand effective April 1, 2006; and

•
the reduction in the value of the Australian and New Zealand dollars vis-à-vis the US dollar from $0.7618 and $0.6959, respectively, as of June 30, 2005 to $0.7423 and $0.6105, respectively, as of June 30, 2006.

All operating results from discontinued operations are included in “Loss from discontinued operations” (dollars in thousands):

Three Months Ended June 30, 2006	Cinema	Real Estate	Total
Revenue	$23,954	$4,007	$27,961
Operating expense	19,187	1,756	20,943
Depreciation & amortization	2,271	999	3,270
General & administrative expense	532	--	532
Segment operating income	$1,964	$1,252	$3,216

Three Months Ended June 30, 2005	Cinema	Real Estate	Total
Revenue	$20,983	$3,870	$24,853
Operating expense	17,642	2,055	19,697
Depreciation & amortization	2,017	957	2,974
General & administrative expense	1,785	(146)	1,639
Segment operating income (loss)	$(461)	$1,004	$543

Reconciliation to consolidated net income (loss):	2006 Quarter	2005 Quarter
Total segment operating income	$3,216	$543
Non-segment:
Depreciation and amortization expense	67	29
General and administrative expense	2,544	2,493
Operating income (loss)	605	(1,979)
Interest expense, net	(1,511)	(708)
Other income	1	559
Minority interest expense	(192)	(281)
Gain on disposal of discontinued operations	--	13,610
Loss from discontinued operations	--	(667)
Income tax expense	(344)	(220)
Equity earnings of unconsolidated entities	1,207	186
Net income (loss)	$(234)	$10,500

Six Months Ended June 30, 2006	Cinema	Real Estate	Total
Revenue	$46,463	$7,435	$53,898
Operating expense	37,064	3,468	40,532
Depreciation & amortization	4,355	2,019	6,374
General & administrative expense	1,508	--	1,508
Segment operating income	$3,536	$1,948	$5,484

Six Months Ended June 30, 2005	Cinema	Real Estate	Total
Revenue	$42,899	$7,478	$50,377
Operating expense	35,235	3,664	38,899
Depreciation & amortization	4,231	1,863	6,094
General & administrative expense	3,110	3	3,113
Segment operating income	$323	$1,948	$2,271

Reconciliation to consolidated net income (loss):	2006 Six Months	2005 Six Months
Total segment operating income	$5,484	$2,271
Non-segment:
Depreciation and amortization expense	203	72
General and administrative expense	4,933	4,766
Operating income (loss)	348	(2,567)
Interest expense, net	(3,295)	(1,574)
Other income (loss)	(1,154)	289
Minority interest expense	(272)	(419)
Gain on disposal of discontinued operations	--	13,610
Loss from discontinued operations	--	(1,379)
Income tax expense	(681)	(453)
Equity earnings of unconsolidated entities	1,674	590
Net income (loss)	$(3,380)	$8,097

Cinema

Included in the cinema segment above is revenue and expense from the operations of 35 cinema complexes with 231 screens. The following tables detail our cinema segment operating results for the three months ending June 30, 2006 and 2005, respectively, adjusted to exclude our discontinued Puerto Rico cinema operations, (dollars in thousands):

Three Months Ended June 30, 2006	United States	Australia	New Zealand	Total
Admissions revenue	$3,952	$9,822	$3,790	$17,564
Concessions revenue	1,186	2,980	1,095	5,261
Advertising and other revenues	471	475	183	1,129
Total revenues	5,609	13,277	5,068	23,954

Cinema costs	4,107	10,190	3,762	18,059
Concession costs	163	701	264	1,128
Total operating expense	4,270	10,891	4,026	19,187

Depreciation and amortization	545	1,411	315	2,271
General & administrative expense	518	33	(19)	532
Segment operating income	$276	$942	$746	$1,964

Three Months Ended June 30, 2005	United States	Australia	New Zealand	Total
Admissions revenue	$3,741	$8,647	$2,958	$15,346
Concessions revenue	1,081	2,810	927	4,818
Advertising and other revenues	270	389	160	819
Total revenues	5,092	11,846	4,045	20,983

Cinema costs	4,156	9,652	2,726	16,534
Concession costs	220	633	255	1,108
Total operating expense	4,376	10,285	2,981	17,642

Depreciation and amortization	522	1,243	252	2,017
General & administrative expense	1,771	39	(25)	1,785
Segment operating income (loss)	$(1,577)	$279	$837	$(461)

•
Cinema revenue increased for the 2006 Quarter by $3.0 million or 14.2% compared to the same period in 2005. The 2006 Quarter increase was from improved results in our Australia and New Zealand operations of $2.4 million primarily related to increased admissions and a commensurate increase in concessions and other revenues.

•
Operating expense increased for the 2006 Quarter by $1.5 million or 8.8% compared to the same period in 2005. This increase followed the aforementioned increase in revenues. Overall, our operating expenses for three months year-to-year were consistent at approximately 80% of gross revenue for both 2006 and 2005.

•
Depreciation and amortization expense increased for the 2006 Quarter by $254,000 or 12.6% compared to the same period in 2005 primarily related to the increase in depreciation in the new Australian Elizabeth Cinema acquired in October 2005 offset by the decrease in the Sutton Hill Capital Option Fee amortization expense directly related to the purchase of the Cinemas 1, 2, & 3 in Sep 2005.

•
General and administrative expense decreased for the 2006 Quarter by $1.3 million or 70.3% compared to the same period in 2005. The decrease was due to a drop in legal costs primarily related to our anti-trust litigation associated with our Village East cinema and the purchase of the Cinemas 1, 2, & 3 which decreased the amount of rent paid to related parties.

•	As a result of the above, cinema segment income increased for the 2006 Quarter by $2.4 million compared to the same period in 2005.

The following tables detail our cinema segment operating results for the six months ending June 30, 2006 and 2005, respectively, adjusted to exclude our discontinued Puerto Rico cinema operations, (dollars in thousands):

Six Months Ended June 30, 2006	United States	Australia	New Zealand	Total
Admissions revenue	$8,238	$19,205	$6,608	$34,051
Concessions revenue	2,505	5,898	1,955	10,358
Advertising and other revenues	754	942	358	2,054
Total revenues	11,497	26,045	8,921	46,463

Cinema costs	8,759	20,003	6,003	34,765
Concession costs	422	1,356	521	2,299
Total operating expense	9,181	21,359	6,524	37,064

Depreciation and amortization	991	2,778	586	4,355
General & administrative expense	1,453	40	15	1,508
Segment operating income (loss)	$(128)	$1,868	$1,796	$3,536

Six Months Ended June 30, 2005	United States	Australia	New Zealand	Total
Admissions revenue	$8,386	$17,298	$5,834	$31,518
Concessions revenue	2,345	5,355	1,778	9,478
Advertising and other revenues	628	962	313	1,903
Total revenues	11,359	23,615	7,925	42,899

Cinema costs	8,757	19,209	4,990	32,956
Concession costs	491	1,253	535	2,279
Total operating expense	9,248	20,462	5,525	35,235

Depreciation and amortization	1,044	2,670	517	4,231
General & administrative expense	3,090	43	(23)	3,110
Segment operating income (loss)	$(2,023)	$440	$1,906	$323

•
Cinema revenue increased for the 2006 Six Months by $3.6 million or 8.3% compared to the same period in 2005. The 2006 Six Months increase was from improved results from our Australia and New Zealand operations including $2.7 million from admissions and $883,000 from concessions and other revenues.

•
Operating expense increased for the 2006 Six Months by $1.8 million or 5.2% compared to the same period in 2005. This increase followed the aforementioned increase in revenues. Overall, our operating expenses from year-to-year were consistent at approximately 80% of gross revenue for both 2006 and 2005.

•
Depreciation and amortization expense increased for the 2006 Six Months by $124,000 or 2.9% compared to the same period in 2005. This increase is primarily related to the new Australian Elizabeth Cinema acquired in October 2005 offset by the decrease in the Sutton Hill Capital Option Fee amortization expense directly related to the purchase of the Cinemas 1, 2, & 3 in September 2005.

•
General and administrative expense decreased for the 2006 Six Months by $1.6 million or 51.5% compared to the same period in 2005. The decrease was due to a drop in legal costs primarily related to our anti-trust litigation associated with our Village East cinema and the purchase of the Cinemas 1, 2 & 3 which decreased the amount of rent paid to related parties.

•	As a result of the above, cinema segment income increased for the 2006 Six Months by $3.2 million compared to the same period in 2005.

Real Estate

For the three months ended June 30, 2006, our third-party, rental generating real estate holdings consisted of:

•	ETRCs at Belmont in Perth; at Auburn in Sydney; and at Newmarket in Brisbane in Australia; and Courtenay Central in Wellington, New Zealand;

•
three single auditorium live theatres in Manhattan (Minetta Lane, Orpheum, and Union Square) and a four auditorium live theatre complex in Chicago (The Royal George) and, in the case of the Union Square and the Royal George their accompanying ancillary retail and commercial tenants;

•	the ancillary retail and commercial tenants at some of our non-ETRC cinema locations; and

•	certain raw land, used in our historic activities.

The following tables detail our real estate segment operating results for the three months ending June 30, 2006 and 2005, respectively, adjusted to reflect the sale of our Glendale property which was sold during the second quarter of 2005 (dollars in thousands):

Three Months Ended June 30, 2006	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$1,003	$--	$--	$1,003
Property rental income	302	1,511	1,191	3,004
Total revenues	1,305	1,511	1,191	4,007

Live theatre costs	490	--	--	490
Property rental cost	245	645	376	1,266
Total operating expense	735	645	376	1,756

Depreciation and amortization	106	529	364	999
Segment operating income	$464	$337	$451	$1,252

Three Months Ended June 30, 2005	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$1,338	$--	$--	$1,338
Property rental income	186	1,122	1,224	2,532
Total revenues	1,524	1,122	1,224	3,870

Live theatre costs	766	--	--	766
Property rental cost	139	533	617	1,289
Total operating expense	905	533	617	2,055

Depreciation and amortization	115	398	444	957
General & administrative expense	--	(146)	--	(146)
Segment operating income	$504	$337	$163	$1,004

•
Revenue increased for the 2006 Quarter by $137,000 or 3.5% compared to the same period in 2005. The increase was primarily related to an enhanced rental stream from our recently opened Newmarket ETRC in Australia of $472,000 offset by the decrease in rent of $335,000 in our Domestic Live Theatres due to fewer shows during 2006 compared to 2005.

•
Operating expense for the real estate segment decreased for the 2006 Quarter by $299,000 or 14.5% compared to the same period in 2005. This decrease in expense was primarily related to the significant drop in operating activity in our Domestic Live Theatres.

•
Depreciation expense for the real estate segment increased by $42,000 or 4.4% for the 2006 Quarter compared to the same period in 2005. The majority of this increase was attributed to the Newmarket shopping center assets in Australia which were put into service during the first quarter 2006.

•	As a result of the above, real estate segment income increased for the 2006 Quarter by $248,000 compared to the same period in 2005.

The following tables detail our real estate segment operating results for the six months ending June 30, 2006 and 2005, respectively, adjusted to reflect the sale of our Glendale property which was sold during the second quarter of 2005 (dollars in thousands):

Six Months Ended June 30, 2006	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$2,038	$--	$--	$2,038
Property rental income	736	2,677	1,984	5,397
Total revenues	2,774	2,677	1,984	7,435

Live theatre costs	1,146	--	--	1,146
Property rental cost	436	1,175	711	2,322
Total operating expense	1,582	1,175	711	3,468

Depreciation and amortization	212	1,054	753	2,019
Segment operating income	$980	$448	$520	$1,948

Six Months Ended June 30, 2005	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$2,640	$--	$--	$2,640
Property rental income	532	2,259	2,047	4,838
Total revenues	3,172	2,259	2,047	7,478

Live theatre costs	1,455	--	--	1,455
Property rental cost	261	974	974	2,209
Total operating expense	1,716	974	974	3,664

Depreciation and amortization	172	779	912	1,863
General & administrative expense	3	--	--	3
Segment operating income	$1,281	$506	$161	$1,948

•
Revenue decreased for the 2006 Six Months by $43,000 or 0.6% compared to the same period in 2005. The decrease was primarily related to an enhanced rental stream from our recently opened Newmarket ETRC in Australia offset by the decrease in rent of $602,000 in our Domestic Live Theatres.

•
Operating expense for the real estate segment decreased for the 2006 Six Months by $196,000 or 5.3% compared to the same period in 2005. This decrease in expense was primarily related to the significant drop in operating activity in our Domestic Live Theatres due to fewer shows during 2006 compared to 2005.

•
Depreciation expense for the real estate segment increased by $156,000 or 8.4% for the 2006 Six Months compared to the same period in 2005. The majority of this increase was attributed to the Newmarket shopping center assets in Australia which were put into service during the first quarter 2006.

•	As a result of the above, real estate segment income for the 2006 Six Months remained unchanged compared to the same period in 2005.

Corporate

General and administrative expense includes expenses that are not directly attributable to other operating segments. General and administrative expense increased by $51,000 in the 2006 Quarter when compared to the 2005 Quarter and by $167,000 in the 2006 Six Months when compared to the 2005 Six Months.

Net interest expense increased by $803,000 and $1.7 million for the 2006 Quarter and the 2006 Six Months compared to last year primarily related to a higher outstanding loan balance in Australia and due to the effective completion of construction of our Newmarket Shopping Centre in early 2006 which decreased the amount of interest being capitalized. This interest increase was offset by a decrease in interest expense related to the mark-to-market adjustment of our interest rate swaps compared to the adjustment for the same period in 2005.

During the 2006 Six Months, other expense increased by $1.4 million primarily due to a $1.3 million mark-to-market charge relating to an option liability to the Sutton Hill Capital LLC to acquire a 25% non-managing membership interest in our Cinemas 1, 2 & 3 property.

A $13.6 million gain on the sale of discontinued operations and the corresponding $1.4 million loss from discontinued operations from the combination of our Puerto Rico operations and Glendale property was recognized in 2005 and not repeated in 2006.

Equity earnings of unconsolidated entities increased by approximately $1.0 and $1.1 million for the 2006 Quarter and the 2006 Six Months compared to last year. The increase was primarily related to the 205-209 East 57th Street Associates, LLC, that has been developing a residential condominium complex in midtown Manhattan called Place 57, closing on the sale of 11 condominiums resulting in gross sales of $15.8 million and equity earnings from unconsolidated entities to us of $918,000.

Consolidated Net Losses

During 2006, we recorded a net losses of $234,000 and $3.4 million for the 2006 Quarter and 2006 Six Months, respectively. During 2005, we recorded a net earnings of $10.5 million and $8.1 million for the 2005 Quarter and 2005 Six Months, respectively. This overall shift from earnings to losses is primarily due to the aforementioned sale of our Glendale property and Puerto Rico operations.

Acquisitions

Malulani Investments, Ltd.

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company with holdings principally in California, Texas and Hawaii including, the Guenoc Winery located on approximately 22,000 acres of land located in Napa and Lake Counties in Northern California.

Berkeley Cinemas

On May 23, 2006, our Joint Venture Partner exercised his option to offer to acquire our interest in the remaining Berkeley Joint Venture cinemas, at an aggregate purchase price of $7.3 million (NZ$11.9 million) plus the assumption of debt of $3.0 million (NZ$5.0 million). The exercise of this option has triggered our right to buy out our Joint Venture Partner at the same price. On July 27, 2006, we gave notice to our Joint Venture Partner that we do not intend to exercise our right to acquire the cinemas at Whangaparaoa, Takapuna and Mission Bay, and accordingly, we currently anticipate that we will sell our interest in those cinemas to our Joint Venture Partner for $4.4 million (NZ$7.2 million) in cash and the assumption of $1.5 million (NZ$2.5 million) in debt. We are currently considering whether to exercise our right to acquire our Joint Venture partner’s interest in the Botany Downs cinema. If we exercise that right, the cost to acquire the 50% interest that we do not already own in that cinema would be $2.9 million (NZ$4.7 million) plus the assumption of debt estimated to be approximately $1.5 million (NZ$2.5 million) as of the closing date.

Additionally, effective April 1, 2006, we purchased the 50% share that we did not already own of the Palms joint venture cinema located in Christchurch, New Zealand for cash of $2.8 million (NZ$4.5 million) and the proportionate share of assumed debt which amounted to $993,000 (NZ$1.6 million). This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas Joint Venture investment and was not previously consolidated for accounting purposes.

Queenstown Cinema Purchase

Effective February 23, 2006, we purchased a 3-screen leasehold cinema in Queenstown, New Zealand for $939,000 (NZ$1.4 million). We funded this acquisition through internal sources.

Dispositions

We did not have any dispositions of properties or businesses during the six months ending 2006.

Business Plan, Capital Resources and Liquidity

Business Plan

Our cinema exhibition business plan is to continue to identify, develop and acquire cinema properties, focusing, where reasonably available, on those opportunities where we can acquire either the fee interest underlying such operating assets, or long-term leases, which provide flexibility with respect to the usage of such leasehold estates. Our real estate business plan is to continue to develop our existing land assets, focusing principally on uses that incorporate entertainment elements such as cinemas, and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses - such as the ongoing redevelopment of our Sutton Cinema property into residential and retail condominium units.

We are currently concentrating our acquisitions and development activities primarily in Australia and New Zealand, as we believe that there are currently better opportunities in these markets than domestically. We continue to close under-performing cinema assets, or to sell or put to other purposes those cinema assets that have value as real estate significantly in excess of their value as cinemas.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at June 30, 2006 (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$851	$4,997	$3,025	$86,991	$241	$3,152
Long-term debt to related parties	--	5,000	--	--	9,000	--
Lease obligations	4,954	10,260	9,604	9,506	9,356	70,674
Estimated interest on long-term debt	4,394	8,518	7,782	3,352	955	172
Total	$10,199	$28,775	$20,411	$99,849	$19,552	$73,998

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

Operating Activities

Cash provided by operations was $1.7 million in the 2006 Six Months compared to $897,000 used in operations for the 2005 Six Months. The change in cash provided by operations of $2.6 million is due primarily to an increase in cash provided by our operations in the 2006 Six Months compared to the 2005 Six Months, primarily from increased cinema operational cash flow from our Australia operations and improved cash flow from our U.S. cinemas as a result of the sale of our Puerto Rico operations in June 2005.

Investing Activities

Cash used in investing activities for the 2006 Six Months decreased by $3.9 million from $14.0 million to $10.2 million compared to the same period in 2005. The $10.2 million cash used for the 2006 Six Months was primarily related to:

•	$939,000 in cash used to purchase the Queenstown Cinema in New Zealand;

•	$2.8 million in cash used to purchase the 50% share that we did not already own of the Palms joint venture cinema located in Christchurch, New Zealand;

•	$4.6 million in cash used to complete the Newmarket property and for property enhancements to our Australia, New Zealand and U.S. properties; and

•	$1.8 million paid for Malulani Investments, Ltd. stock.

The $14.0 million cash used for the 2005 Six Months was primarily related to:

•	$13.5 million in purchases of property and equipment for the most part related to the construction work on our Newmarket development in Brisbane, Australia;

•	$963,000 increase in our investment in the 205-209 East 57th Street Associates, LLC;

•	$1.0 million in purchases of property and equipment mainly in New Zealand;

•	$700,000 deposit paid to secure a contract to acquire a 50% interest in an unincorporated joint venture that owns 20 screens; and

•	$11.5 million paid for the acquisition of the fee interest in the Cinemas 1, 2 & 3 property in New York City.

offset by

•	$12.6 million in net proceeds from the sales of our Glendale office building and Puerto Rico operations; and

•	$833,000 decrease in restricted cash.

Financing Activities

Cash provided by financing activities for the 2006 Six Months decreased by $9.0 million from $14.9 million to $5.9 million compared to the same period in 2005. The $5.9 million in cash provided in the 2006 Six Months was primarily related to:

•	$8.0 million of new borrowings on our Australian Corporate Credit Facility;

•	$3.0 million of a deposit paid by Sutton Hill Capital, LLC of the option to purchase a 25% non-managing membership interest in the limited liability company that owns the Cinemas 1, 2 & 3;

offset by

•
$2.9 million of cash used to pay down long-term debt which was primarily related to the final payoff of the Movieland purchase note payable of approximately $512,000; the payoff of the Palms - Christchurch Cinema bank debt of approximately $1.9 million; and we made the first principal payment on our Australian Corporate Credit Facility of $280,000;

•
$792,000 of cash used to repurchase the Class A Nonvoting Common Stock (these shares were previously issued to the Movieland sellers who exercised their put option during the 2006 Six Months to sell back to us the shares they had received in partial consideration for the sale of the Movieland cinemas); and

•	$1.5 million in distributions to minority interests.

Cash provided by financing activities was $14.9 million for the first six months of 2005 and was attributable to our increase in borrowings of approximately $15.3 million primarily used to finance the 2005 construction work on our Newmarket development in Brisbane, Australia.

Summary

Our cash position at June 30, 2006 was $6.1 million compared to $8.5 million at December 31, 2005. The majority of the $2.4 million change related to the following transactions:

•	$1.7 million net cash provided by operating activities;

•	$8.0 million of new borrowings on our Australian Corporate Credit Facility; and

•	$3.0 million of a deposit paid by Sutton Hill Capital, LLC of the option to purchase a 25% non-managing membership interest in the limited liability company that owns the Cinemas 1, 2, & 3;

offset by

•	$939,000 in cash used to purchase the Queenstown Cinema in New Zealand;

•	$2.8 million in cash used to purchase the 50% share that we did not already own of the Palms joint venture cinema located in Christchurch, New Zealand;

•	$4.5 million in cash used to complete the Newmarket property and for property enhancements to our Australia, New Zealand and U.S. properties;

•
$2.9 million of cash used to pay down long-term debt which was primarily related the final payoff of the Movieland purchase note payable of approximately $512,000, to payoff the Palms - Christchurch Cinema bank debt of approximately $1.9 million, and we made the first principal payment on our Australian Corporate Credit Facility of $280,000;

•
$792,000 of cash used to repurchase the Class A Nonvoting Common Stock (these shares were previously issued to the Movieland sellers who exercised their put option during the 2006 Six Months to sell back to us the shares they had received in partial consideration for the sale of the Movieland cinemas);

•	$1.8 million paid for Malulani Investments, Ltd. stock; and

•	$1.5 million in distributions to minority interests.

Critical Accounting Policies

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and the most demanding in their calls on judgment. Although accounting for our core business of cinema and live theatre exhibition with a real estate focus is relatively straightforward, we believe our most critical accounting policies relate to:

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in an $442,000 (AUS$621,000) and $553,000 (AUS$755,000) decrease to interest expense during the three and six months ended June 30, 2006, respectively, and a $492,000 (AUS$640,000) and $21,000 (AUS$27,000) increase to interest expense during the three and six months ended June 30, 2005, respectively. At June 30, 2006 and December 31, 2005, we have recorded the fair market value of our interest rate swaps of $86,000 (AUS$115,000) and $638,000 (AUS$870,000), respectively, as an other long-term liability. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Inflation

We continually monitor inflation and the effects of changing prices. Inflation increases the cost of goods and services used. Competitive conditions in many of our markets restrict our ability to recover fully the higher costs of acquired goods and services through price increases. We attempt to mitigate the impact of inflation by implementing continuous process improvement solutions to enhance productivity and efficiency and, as a result, lower costs and operating expenses. In our opinion, the effects of inflation have been managed appropriately and as a result, have not had a material impact on our operations and the resulting financial position or liquidity.

Litigation

We are currently, and are from time to time, involved with claims and lawsuits arising in the ordinary course of our business. Some examples of the types of claims are:

•	contractual obligations;

•	insurance claims;

•	IRS claims;

•	employment matters; and

•	anti-trust issues.

Where we are the plaintiffs, we expense all legal fees on an on-going basis and make no provision for any potential settlement amounts until received. In Australia, the prevailing party is entitled to recover its attorneys fees, which typically works out to be approximately 60% of the amounts actually spent where first class legal counsel is engaged at customary rates. Where we are a plaintiff, we have likewise made no provision for the liability for the defendant’s attorneys' fees in the event we were determined not to be the prevailing party.

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

Except for what is noted below regarding Tax/Audit Litigation, there have been no material changes to our litigation exposure since our Company’s 2005 Annual Report.

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) completed its audits of the tax return of Reading Entertainment Inc. (RDGE) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (CRG) for its tax year ended June 30, 1997. With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by RDGE from CRG as a part of a private placement of securities by RDGE which closed in October 1996. A second issue involving equipment leasing transactions entered into by RDGE (discussed below) is also involved.

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG. As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE. This proposed change would result in an additional tax liability for CRG of approximately $20.9 million plus interest of approximately $11.0 million as of June 30, 2006. In addition, this proposal would result in California tax liability of approximately $5.3 million plus interest of approximately $3.0 million as of June 30, 2006. Accordingly, this proposed change represented, as at the June 30, 2006, an exposure of approximately $40.2 million.

Moreover, California has “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income. While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers. Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $44.2 million.

In early February 2005, we had a mediation conference with the IRS concerning this proposed change. The mediation was conducted by two mediators, one of whom was selected by the taxpayer from the private sector and one of whom was an employee of the IRS. In connection with this mediation, we and the IRS each prepared written submissions to the mediators setting forth our respective cases. In its written submission, the IRS noted that it had offered to settle its claims against us at 30% of the proposed change, and reiterated this offer at the mediation. This offer constituted, in effect, an offer to settle for a payment of $5.5 million federal tax, plus interest, for an aggregate settlement amount of approximately $8.0 million. Based on advice of counsel given after reviewing the materials submitted by the IRS to the mediation panel, and the oral presentation made by the IRS to the mediation panel and the comments of the mediators (including the IRS mediator), we determined not to accept this offer.

Notices of deficiency (“N/D”) dated June 29, 2006 were received with respect to each of RDGE and CRG determining proposed deficiencies of $20.9 million for CRG and a total of $349,000 for RDGE for the tax years 1997, 1998 and 1999.

We intend to litigate aggressively these matters in the U.S. Tax Court by filing Petitions with the court on or before September 27, 2006 (the last day for filing). While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of these matters.

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

The N/D issued to RDGE does not cover its tax year 1996 which will be held in abeyance pending the resolution of the CRG case. An adjustment to 1996 taxable income for RDGE would result in a refund of alternative minimum tax paid that year. The N/D issued to RDGE eliminated the gains booked by RDGE in 1996 as a consequence of its acquisition certain computer equipment and sale of the anticipated income stream from the lease of such equipment to third parties and disallowed depreciation deductions that we took with respect to that equipment in 1997, 1998 and 1999. Such disallowance has the effect of decreasing net operating losses but did not result in any additional regular federal income tax for such years. However, the depreciation disallowance would increase RDGE state tax liability for those years by approximately $170,000 plus interest. The only tax liability reflected in the RDGE N/D is alternative minimum tax in the total amount of approximately $350,000 plus interest. The Tax Court petition we intend to file with respect to RDGE will appeal the determinations relating to the leasing transactions.

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

Finally, please understand that we undertake no obligation to update publicly or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

Additionally, certain of the presentations included in this interim quarterly report may contain “pro forma” information or “non-GAAP financial measures.” In such case, a reconciliation of this information to our GAAP financial statements will be made available in connection with such statements.

Item 3 - Quantitative and Qualitative Disclosure about Market Risk

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

At June 30, 2006, approximately 51% and 22% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $4.2 million in cash and cash equivalents. At December 31, 2005, approximately 50% and 23% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $6.4 million in cash and cash equivalents.

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

Our policy is to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 48% and 22% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars. If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $6.2 million and $1.2 million, respectively, and the change in our quarterly net income would be $217,000 and $16,000, respectively. At the present time, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses which could materially affect our financial position. As of June 30, 2006 and December 31, 2005, we have recorded a cumulative unrealized foreign currency translation gain of approximately $27.6 million and $28.6 million, respectively.

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

Item 3A - Quantitative and Qualitative Disclosure about Interest Risk

The majority of our U.S. bank loans have fixed interest rates; however, one of our domestic loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in an approximately $5,000 increase or decrease in our 2006 Quarter interest expense.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand. The majority of our Australian and New Zealand bank loans have variable rates. The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above). If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in approximately $76,000 increase in our 2006 Quarter Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in approximately $79,000 decrease the 2006 Quarter of Australian and New Zealand interest expense.

Item 4 - Controls and Procedures

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

PART II - Other Information

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

READING INTERNATIONAL, INC.

Date:	August 7, 2006	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	August 7, 2006	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer