Form 10-Q
period 2006-09-30
READING INTERNATIONAL INC
filed 2006-11-07
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2006, there were 20,918,505 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - Financial Information
Item 1 - Financial Statements

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)
	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$8,050	$8,548
Receivables	4,353	5,272
Inventory	437	468
Investment in marketable securities	634	401
Restricted cash	300	--
Prepaid and other current assets	1,803	996
Total current assets	15,577	15,685
Property held for development	3,265	6,889
Property under development	33,644	23,069
Property & equipment, net	165,590	167,389
Investment in unconsolidated entities	21,861	14,025
Capitalized leasing costs	12	15
Goodwill	17,099	14,653
Intangible assets, net	8,136	8,788
Other assets	2,254	2,544
Total assets	$267,438	$253,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$11,627	$13,538
Film rent payable	3,320	4,580
Notes payable - current portion	1,617	1,776
Note payable to related party - current portion	5,000	--
Income taxes payable	8,303	7,504
Deferred current revenue	1,970	2,319
Other current liabilities	200	250
Total current liabilities	32,037	29,967
Notes payable - long-term portion	103,944	93,544
Note payable to related parties	9,000	14,000
Deferred non-current revenue	545	554
Other liabilities	18,011	12,509
Total liabilities	163,537	150,574
Commitments and contingencies	--	--
Minority interest in consolidated affiliates	2,015	3,079
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,495,729 issued and 20,918,505 outstanding at September 30, 2006 and 35,468,733 issued and 20,990,458 outstanding at December 31, 2005	215	215
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at September 30, 2006 and December 31, 2005	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares	--	--
Additional paid-in capital	128,184	128,028
Accumulated deficit	(51,202)	(53,914)
Treasury shares	(4,307)	(3,515)
Accumulated other comprehensive income	28,981	28,575
Total stockholders’ equity	101,886	99,404
Total liabilities and stockholders’ equity	$267,438	$253,057

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Cinema	$21,806	$21,429	$68,269	$64,328
Real estate	3,236	3,380	10,672	10,858
	25,042	24,809	78,941	75,186
Operating expense
Cinema	16,812	17,140	53,876	52,375
Real estate	2,161	1,484	5,628	5,148
Depreciation and amortization	3,385	3,242	9,963	9,409
General and administrative	3,047	5,600	9,489	13,479
	25,405	27,466	78,956	80,411

Operating loss	(363)	(2,657)	(15)	(5,225)

Non-operating income (expense)
Interest income	70	40	157	149
Interest expense	(1,835)	(1,783)	(5,217)	(3,465)
Other income (loss)	209	(265)	(945)	24

Loss before minority interest expense, discontinued operations, income tax expense, and equity earnings of unconsolidated entities	(1,919)	(4,665)	(6,020)	(8,517)
Minority interest expense	153	140	425	559

Loss from continuing operations	(2,072)	(4,805)	(6,445)	(9,076)
Discontinued operations:
Gain on disposal of business operations	--	--	--	13,610
Loss from discontinued operations	--	--	--	(1,379)

Income (loss) before income tax expense and equity earnings of unconsolidated entities	(2,072)	(4,805)	(6,445)	3,155
Income tax expense	540	190	1,222	643
Income (loss) before equity earnings of unconsolidated entities and gain on sale of unconsolidated entity	(2,612)	(4,995)	(7,667)	2,512
Equity earnings of unconsolidated entities	5,263	423	6,937	1,013
Gain on sale of unconsolidated entity	3,442	--	3,442	--
Net income (loss)	$6,093	$(4,572)	$2,712	$3,525
Earnings (loss) per common share - basic:
Earnings (loss) from continuing operations	$0.27	$(0.20)	$0.12	$(0.39)
Earnings (loss) from discontinued operations, net	0.00	0.00	0.00	0.55
Basic earnings (loss) per share	$0.27	$(0.20)	$0.12	$0.16
Weighted average number of shares outstanding - basic	22,413,995	22,437,569	22,425,941	22,168,652

Earnings (loss) per common share - diluted:
Earnings (loss) from continuing operations	$0.27	$(0.20)	$0.12	$(0.39)
Earnings from discontinued operations, net	0.00	0.00	0.00	0.55
Diluted earnings (loss) per share	$0.27	$(0.20)	$0.12	$0.16
Weighted average number of shares outstanding - diluted	22,616,560	22,437,569	22,628,505	22,168,652

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)
	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net income	$2,712	$3,525
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss recognized on foreign currency transactions	22	(398)
Equity earnings of unconsolidated entities	(6,937)	(1,013)
Gain on sale of unconsolidated entity	(3,442)	--
Distributions of earnings from unconsolidated entities	481	754
Gain on sale of Puerto Rico Cinema Circuit	--	(1,597)
Gain on sale of Glendale Office Building	--	(12,013)
(Gain) loss on disposal of other assets	8	5
Depreciation and amortization	9,963	9,409
Stock based compensation expense	70	--
Minority interest	425	559
Changes in operating assets and liabilities:
Decrease in receivables	1,442	695
Decrease (increase) in prepaid and other assets	(629)	673
Decrease in accounts payable and accrued expenses	(1,281)	(1,343)
Decrease in film rent payable	(1,257)	(907)
Increase (decrease) in deferred revenues and other liabilities	858	(1,224)
Net cash provided by (used in) operating activities	2,435	(2,875)
Investing activities
Proceeds from sale of an unconsolidated joint venture	4,573	--
Proceeds from the sale of Puerto Rico Circuit	--	2,335
Proceeds from the sale of Glendale Office Building	--	10,300
Acquisitions	(8,087)	(14,354)
Purchase of property and equipment	(6,359)	(23,244)
Investments in unconsolidated entities	(2,676)	(905)
Change in restricted cash	(106)	1,020
Purchase of marketable securities	(215)	(78)
Proceeds from disposal of assets	--	515
Net cash used in investing activities	(12,870)	(24,411)
Financing activities
Repayment of long-term borrowings	(2,957)	(305)
Proceeds from borrowings	11,797	25,707
Option deposit received	3,000	--
Proceeds from exercise of stock options	87	91
Repurchase of Class A Nonvoting Common Stock	(792)	--
Minority interest distributions	(1,496)	(557)
Net cash provided by financing activities	9,639	24,936
Effect of exchange rate changes on cash and cash equivalents	298	260

Decrease in cash and cash equivalents	(498)	(2,090)
Cash and cash equivalents at beginning of period	8,548	12,292

Cash and cash equivalents at end of period	$8,050	$10,202

Supplemental Disclosures
Interest paid	$6,402	$4,411
Income taxes paid	$369	$254
Non-cash transactions
Common stock issued for note receivable (Note 2)	$--	$55
Increase in cost basis of Cinemas 1, 2, & 3 related to the purchase price adjustment of the call option liability to related party	$1,087	--
Buyer assumption of note payable on Glendale Office Building	$--	$10,103
Non-cash financing of acquisition	$--	$9,000
Property addition from purchase option asset	$--	$1,337
Treasury shares received	$--	$(3,515)
Stock options exercised in exchange for treasury shares received	$--	$3,515

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2006

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

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting. As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted. There have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”). The financial information presented in this quarterly report on Form 10-Q for the period ended September 30, 2006 (the “September Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our 2005 Annual Report which contains the latest audited financial statements and related footnotes.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows as of and for the three months and nine months ended September 30, 2006 have been made. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We have available for sale investments in marketable securities primarily in Australia of $634,000 at September 30, 2006 with a cumulative unrealized gain of $35,000 at September 30, 2006. For the three months and nine months ended September 30, 2006 our net unrealized gain on marketable securities was $7,000 and $24,000.

New Accounting and Tax Pronouncements

Statement of Financial Accounting Standard No. 157

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are evaluating SFAS 157 and have not yet determined the impact the adoption will have on the consolidated financial statements.

Financial Interpretation No. 48

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

Staff Accounting Bulletin (SAB) 108

The SEC staff’s recently issued Staff Accounting Bulletin (SAB) 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.

SAB 108 requires that a company use both the “iron curtain” and “rollover” approaches when quantifying misstatement amounts. The determination that an error is material in a current year that includes prior-year effects may result in the need to correct prior-year financial statements, even if the misstatement in the prior year or years is considered immaterial. When companies correct prior-year financial statements for immaterial errors, SAB 108 does not require previously filed reports to be amended. Such correction may be made the next time the company files the prior year financial statements.

When preparing its financial statements for fiscal years ending on or before November 15, 2006, a company may have quantified errors by using either the iron curtain or rollover approach, but not both. Based on the guidance in SAB 108, after applying both approaches, a company may now conclude that errors existing in the previously issued financial statements are material. For some companies, the adoption of SAB 108 may result in the need to record corrections for errors that were properly determined to be immaterial prior to SAB 108’s adoption. In these circumstances, SAB 108 permits registrants to record the correcting amount as an adjustment to the opening balance of assets and liabilities, with an offsetting cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We have not yet determined the impact of adopting SAB 108 on our consolidated financial statements.

Note 2 - Stock-Based Compensation

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock. During the nine months ending September 30, 2006, we issued for cash to an employee of the corporation under this stock based compensation plan 12,000 shares and 15,000 shares of Class A Nonvoting Common Stock at exercise prices of $3.80 and $2.76 per share, respectively. During the nine months ending September 30, 2005, we did not issue any shares under this stock based compensation plan.

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

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created. SFAS 123(R) requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. Had we previously adopted SFAS 123(R), there would have been no impact on our presentation of the consolidated statement of cash flows because there were no recognized tax benefits relating to the three months and nine months ended September 30, 2005. For the three months and nine months ended September 30, 2006, there also was no impact to the consolidated statement of cash flows because there were no recognized tax benefits during this period.

SFAS No. 123(R) requires Companies to estimate forfeitures. Based on our historical experience and the relative market price to strike price of the options, we do not currently estimate any forfeitures of vested or unvested options that would result in a cumulative adjustment from a change in accounting principle for the nine months ended September 30, 2006.

In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool or APIC pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

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

There were 7,500 options granted during the nine months ended September 30, 2005. In accordance with SFAS No. 123, we used the intrinsic value method and did not recognize any compensation expense when the exercise price of the stock options equaled or exceeded the market price of the underlying stock on the date of grant. For the 20,000 options granted during 2006, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2006
Stock option exercise price	$ 8.10
Risk-free interest rate	4.22%
Expected dividend yield	--
Expected option life	5.97 yrs
Expected volatility	34.70%
Weighted average fair value	$ 4.33

Using the above assumptions and in accordance with the SFAS No. 123(R) modified prospective method, we recorded $25,000 and $70,000 in compensation expense for the total estimated grant date fair value of stock options that vested for the three months and nine months ended September 30, 2006, respectively. At September 30, 2006, the total unrecognized estimated compensation cost related to non-vested stock options granted was $118,000, which is expected to be recognized over a weighted average vesting period of 1.84 years. The total realized value of stock options exercised during the nine months ended September 30, 2006 was $131,000. We recorded cash received from stock options exercised of $87,000 during the nine months ended September 30, 2006. No options were exercised; therefore, no cash was received from the exercising of stock options during the three months ending September 30, 2006. The intrinsic, unrealized value of all options outstanding at September 30, 2006 was $1.6 million of which 99% are currently exercisable. The total fair value of the stock options that are vesting for the remainder of this year, but have not yet reached their vesting date, is $15,000 as of September 30, 2006.

All stock options granted have a contractual life of 10 years at the grant date. The aggregate total number of shares of Class A Nonvoting Common Stock and Class B Voting Common Stock authorized for issuance under our 1999 Stock Option Plan is 1,350,000. At the time that options are exercised, at the discretion of management, we will either issue treasury shares or make a new issuance of shares to the employee or board member. Dependent on the grant letter to the employee or board member, the required service period for option vesting is between zero and four years.

We had the following stock options outstanding and exercisable as of September 30, 2006 and December 31, 2005:

	Common Stock Options Outstanding		Weighted Average Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding-December 31, 2004	1,488,200	185,100	$4.19	$9.90	1,377,700	185,100	$4.80	$9.90
Exercised	(974,600)	--	$3.78	$--
Granted	7,500	--	$7.86	$--
Outstanding-December 31, 2005	521,100	185,100	$5.00	$9.90	474,600	185,100	$5.04	$9.90
Exercised	(27,000)	--	$3.22	$--
Granted	20,000	--	$8.10	$--
Outstanding-September 30, 2006	514,100	185,100	$5.21	$9.90	488,475	185,100	$5.06	$9.90

The weighted average remaining contractual life of all options outstanding at September 30, 2006 and 2005 were approximately 3.85 and 4.79 years, respectively. The weighted average remaining contractual life of the exercisable options outstanding at September 30, 2006 and 2005 was approximately 3.64 and 4.53 years, respectively.

The following table illustrates the effect on net income per common share for the three months and nine months ended September 30, 2005 as if we had consistently measured the compensation cost for stock option programs under the fair value method adopted on January 1, 2006 (dollars in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss), as reported	$(4,572)	$3,525
Add: Stock-based employee/director compensation expense included in reported net income	--	--
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	20	61
Pro forma net income (loss)	$(4,592)	$3,464

Earnings (loss) per share:
Basic and diluted—as reported	$(0.20)	$0.16
Basic and diluted—pro forma	$(0.20)	$0.16

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

The tables below summarize the results of operations for each of our principal business segments for the three (“2006 Quarter”) and nine (“2006 Nine Months”) months ended September 30, 2006 and the three (“2005 Quarter”) and nine (“2005 Nine Months”) months ended September 30, 2005, respectively. Operating expenses include costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties. All operating results from discontinued operations are included in “Loss from discontinued operations” (dollars in thousands):

Three Months Ended September 30, 2006	Cinema	Real Estate	Total
Revenue	$21,806	$3,236	$25,042
Operating expense	16,812	2,161	18,973
Depreciation & amortization	2,245	989	3,234
General & administrative expense	1,306	577	1,883
Segment operating income (loss)	$1,443	$(491)	$952

Three Months Ended September 30, 2005	Cinema	Real Estate	Total
Revenue	$21,429	$3,380	$24,809
Operating expense	17,140	1,484	18,624
Depreciation & amortization	2,140	930	3,070
General & administrative expense	1,840	79	1,919
Segment operating income	$309	$887	$1,196

Reconciliation to consolidated net income (loss):	2006 Quarter	2005 Quarter
Total segment operating income	$952	$1,196
Non-segment:
Depreciation and amortization expense	151	172
General and administrative expense	1,164	3,681
Operating loss	(363)	(2,657)
Interest expense, net	(1,765)	(1,743)
Other income (loss)	209	(265)
Minority interest expense	(153)	(140)
Income tax expense	(540)	(190)
Equity earnings of unconsolidated entities	5,263	423
Gain on sale of unconsolidated entity	3,442	--
Net income (loss)	$6,093	$(4,572)

Nine Months Ended September 30, 2006	Cinema	Real Estate	Total
Revenue	$68,269	$10,672	$78,941
Operating expense	53,876	5,628	59,504
Depreciation & amortization	6,600	3,009	9,609
General & administrative expense	2,815	578	3,393
Segment operating income	$4,978	$1,457	$6,435

Nine Months Ended September 30, 2005	Cinema	Real Estate	Total
Revenue	$64,328	$10,858	$75,186
Operating expense	52,375	5,148	57,523
Depreciation & amortization	6,371	2,794	9,165
General & administrative expense	5,405	255	5,660
Segment operating income	$177	$2,661	$2,838

Reconciliation to consolidated net income:	2006 Nine Months	2005 Nine Months
Total segment operating income	$6,435	$2,838
Non-segment:
Depreciation and amortization expense	354	244
General and administrative expense	6,096	7,819
Operating loss	(15)	(5,225)
Interest expense, net	(5,060)	(3,316)
Other income (loss)	(945)	24
Minority interest expense	(425)	(559)
Gain on disposal of discontinued operations	--	13,610
Loss from discontinued operations	--	(1,379)
Income tax expense	(1,222)	(643)
Equity earnings of unconsolidated entities	6,937	1,013
Gain on sale of unconsolidated entity	3,442	--
Net income	$2,712	$3,525

Note 4 - Operations in Foreign Currency

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of September 30, 2006 and December 31, 2005:

	US Dollar
	September 30, 2006	December 31, 2005
Australian Dollar	$0.7461	$0.7342
New Zealand Dollar	$0.6530	$0.6845

Note 5 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) to common stockholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options give rise to potentially dilutive common shares. In accordance with SFAS No. 128, “Earnings Per Share,” these shares are included in the dilutive earnings per share calculation under the treasury stock method. The following is a calculation of earnings per share (dollars in thousands, except share data):

	Three Months Ending September 30,		Nine Months Ending September 30,
	2006	2005	2006	2005
Income (loss) from continuing operations	$6,093	$(4,572)	$2,712	$(8,706)
Income from discontinued operations	--	--	--	12,231
Net income (loss)	6,093	(4,572)	2,712	3,525
Weighted average shares of common stock - basic	22,413,995	22,437,569	22,425,941	22,168,652
Weighted average shares of common stock - dilutive	22,616,560	22,437,569	22,628,505	22,168,652

Earnings (loss) per share:
Earnings (loss) from continuing operations - basic and diluted	$0.27	$(0.20)	$0.12	$(0.39)
Earnings from discontinued operations - basic and diluted	$--	$--	$--	$0.55
Earnings (loss) per share - basic and diluted	$0.27	$(0.20)	$0.12	$0.16

For the three months and nine months ended September 30, 2005, we recorded operating losses. As such, the incremental shares of 215,056 in 2005 from stock options to purchase shares of common stock were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive in those periods.

Note 6 - Property Under Development and Property and Equipment

As of September 30, 2006 and December 31, 2005, we owned property under development summarized as follows (dollars in thousands):

Property Under Development	September 30, 2006	December 31, 2005
Land	$26,885	$18,585
Construction-in-progress (including capitalized interest)	6,759	4,484
Property Under Development	$33,644	$23,069

We recorded capitalized interest related to our properties under development for the three months ended September 30, 2006 and 2005 of $449,000 and $706,000, respectively, and $1.2 million and $1.8 million for nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006 and December 31, 2005, we owned investments in property and equipment as follows (dollars in thousands):

	September 30, 2006	December 31, 2005
Property and equipment
Land	$55,502	$54,476
Building	94,312	92,188
Leasehold interest	9,727	9,075
Construction-in-progress	1,088	863
Fixtures and equipment	54,420	51,221
	215,049	207,823
Less accumulated depreciation	(49,459)	(40,434)
Property and equipment, net	$165,590	$167,389

Depreciation expense for property and equipment was $3.2 million and $2.9 million for the three months ended September 30, 2006 and 2005, respectively, and $9.3 million and $8.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Note 7 - Investments in Unconsolidated Entities

Investments in unconsolidated entities are accounted for under the equity method of accounting, and, as of September 30, 2006 and December 31, 2005, include the following (dollars in thousands):

	Interest	September 30, 2006	December 31, 2005
Malulani Investments, Ltd.	18.4%	$1,800	$--
Rialto Distribution	33.3%	646	734
Rialto Cinemas	50.0%	5,241	4,691
205-209 East 57th Street Associates, LLC	25.0%	9,085	3,139
Mt. Gravatt	33.3%	4,593	4,052
Berkeley Cinemas	50.0%	496	1,409
Total		$21,861	$14,025

For the three months and nine months ending September 30, 2006 and 2005, we recorded our share of equity earnings (loss) from our investments in unconsolidated entities as follows:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2006	2005	2006	2005
Rialto Distribution	$(31)	$--	$(53)	$--
Rialto Cinemas	(123)	--	(123)	--
205-209 East 57th Street Associates, LLC	5,027	--	5,946	--
Mt. Gravatt	194	92	473	310
Berkeley Cinemas	196	331	694	703
	$5,263	$423	$6,937	$1,013

Rialto Cinemas

As noted in our 2005 Annual Report, we were in dispute with our joint venture partner, which precluded us from receiving timely financial reporting which required us to treat our ownership of Rialto Cinemas on a cost basis. We have now resolved the dispute and are receiving regular financial reporting on the results of the cinemas. As such, for the three and nine months ending September 30, 2006, we recorded equity losses $123,000 (NZ$192,000) related to the cinemas’ operations. Also during the three months ended September 30, 2006, we contributed an additional $876,000 (NZ$1.4 million) to the partnership that was used to pay off the bank loans owed by the cinemas.

205-209 East 57th Street Associates, LLC

During 2006, this joint venture has been developing a residential condominium complex in midtown Manhattan called Place 57. This partnership has closed on the sales of 36 and 47 condominiums during the three and nine months ending September 30, 2006, respectively, resulting in gross sales of $71.2 million and $87.0 million, respectively, and equity earnings from unconsolidated entities to us of $5.0 million and $5.9 million, respectively. The condensed statement of operations for 205-209 East 57th Street Associates, LLC (Unaudited) is as follows:

2006 Nine Months
Net revenue	$86,998
Operating expense	63,214
Net income	23,784

Malulani Investments, Ltd.

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company with holdings principally in California, Texas and Hawaii, including the Guenoc Winery located on approximately 22,000 acres of land located in Napa and Lake Counties in Northern California. We are still in the process of determining the purchase price allocation for this acquisition. We have been in contact with the controlling shareholder of Malulani Investments, Ltd. and requested quarterly or annual operating financials. To date, he has not responded to our request for relevant financial information. Based on this situation, we do not believe that we can assert significant influence over the dealings of this joint venture. As such and in accordance with FASB Interpretation No. 35 - Criteria for Applying the Equity Method of Accounting for Investments in Common Stock - an Interpretation of APB Opinion No. 18, we are treating this investment on a cost basis by recognizing earnings as they are distributed to us.

Berkeley Cinemas

On August 28, 2006, we sold to our Joint Venture Partner our interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand for $4.6 million (NZ$7.2 million) in cash and the assumption of $1.6 million (NZ$2.5 million) in debt. The sale resulted in a gain on sale of unconsolidated entity for the three months and nine months ending September 30, 2006 of $3.4 million (NZ$5.4 million).

Additionally, effective April 1, 2006, we purchased from our Joint Venture partner the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand for cash of $2.8 million (NZ$4.5 million) and the proportionate share of assumed debt which amounted to $993,000 (NZ$1.6 million). This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas Joint Venture investment and was not previously consolidated for accounting purposes. Subsequent to April 1, 2006, we have consolidated this entity into our financial statements.

As of September 30, 2006, the only remaining cinema owned by this joint venture is the Botany Downs cinema, located in suburban Auckland.

Note 8 - Goodwill and Intangible Assets

Subsequent to January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we perform an annual impairment review of our goodwill and other intangible assets in the fourth quarter unless changes in circumstances indicate that an asset may be impaired. As of September 30, 2006 and December 31, 2005, we had goodwill consisting of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
Segments
Cinema	$11,963	$9,489
Real estate	5,136	5,164
Total	$17,099	$14,653

The increase in goodwill in the cinema segment of $2.5 million was primarily related to the purchase of the Queenstown and Palms Cinemas (see Note 18 - Acquisitions and Dispositions). We have finalized the purchase price allocation for these acquisitions in accordance with SFAS No. 141 Business Combinations.

We have intangible assets other than goodwill that are subject to amortization and are being amortized over various periods. We amortize our beneficial leases over the lease period, the longest of which is 20 years, and our option fee and other intangible assets over 10 years. For the three months ended September 30, 2006 and 2005, amortization expense totaled $223,000 and $297,000, respectively, and for the nine months ended September 30, 2006 and 2005, the amortization expense totaled $638,000 and $909,000, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of September 30, 2006	Beneficial Leases	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$10,953	$2,773	$202	$13,928
Less: Accumulated amortization	3,373	2,403	16	5,792
Total, net	$7,580	$370	$186	$8,136

As of December 31, 2005	Beneficial Leases	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$10,957	$2,773	$212	$13,942
Less: Accumulated amortization	2,809	2,332	13	5,154
Total, net	$8,148	$441	$199	$8,788

Note 9 - Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	September 30, 2006	December 31, 2005
Prepaid and other current assets
Prepaid expenses	$971	$246
Prepaid taxes	452	370
Deposits	161	157
Other	219	223
Total prepaid and other current assets	$1,803	$996

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,314	$1,314
Long-term restricted cash	--	191
Deferred financing costs, net	604	847
Other	336	192
Total non-current assets	$2,254	$2,544

Note 10 - Income Tax

The income tax expense for the three months and nine months ended September 30, 2006 and 2005 was composed of the following amounts (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Foreign income tax provision	$76	$31	$135	$103
Foreign withholding tax	138	126	411	371
Federal tax provision	235	--	490	51
Other income tax	91	33	186	118
Income tax expense	$540	$190	$1,222	$643

Note 11 - Notes Payable

Notes payable are summarized as follows (dollars in thousands):

	Interest Rates as of			Balance as of
Name of Note Payable	September 30, 2006	December 31, 2005	Maturity Date	September 30, 2006	December 31, 2005
Australian Corporate Credit Facility	7.13%	6.96%	January 1, 2009	$66,733	$32,442
Australian Newmarket Construction Loan	N/A %	7.34%	N/A	--	21,701
Australian Shopping Center Loans	6.53%	6.53%	2007-2013	1,108	1,169
New Zealand Corporate Credit Facility	9.05%	9.15%	November 23, 2009	32,650	34,225
New Zealand Movieland Note Payable	N/A %	5.50%	February 27, 2006	--	537
US Sutton Hill Capital Note 1 - Related Party	9.26%	9.26%	July 28, 2007	5,000	5,000
US Royal George Theatre Term Loan	7.99%	6.97%	November 29, 2007	1,861	1,986
US Sutton Hill Capital Note 2 - Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	7.31%	7.31%	October 1, 2011	3,209	3,260
Total Notes Payable				$119,561	$109,320

During the first nine months of 2006, we drew down $5.7 million (AUS$7.6 million) to purchase the Palms - Christchurch Cinema (see Note 18 - Acquisitions and Dispositions) and to make other capital improvements to our existing cinema sites, $2.0 million (NZ$3.1 million) to payoff the Palms - Christchurch Cinema bank debt, $2.2 million (AUS$3.0 million) to purchase a 0.4 acre commercial site adjacent to our Moonee Ponds property in Melbourne, Australia, and $1.6 million (AUS$2.2 million) to purchase a commercial development in Indooroopilly a suburb of Brisbane, Australia. Additionally, we drew down $2.3 million (AUS$3.1 million) on our Newmarket Construction Loan used to finance the completion of the retail portions of our Newmarket Shopping Centre development in Brisbane, Australia. As prescribed by the credit agreement, upon completion of the retail portions of our Newmarket ETRC, our Newmarket Construction Loan was combined with our Australian Corporate Credit Facility during the first quarter of 2006. The combined total borrowing limit of our Australian Corporate Credit Facility is $74.3 million (AUS$99.6 million) which reflects a principal repayment on the facility of $280,000 (AUS$377,500) made on June 30, 2006. As of September 30, 2006, we had drawn a total of $66.7 million (AUS$89.4 million) against this facility and issued lease guarantees as the lessee of $3.0 million (AUS$4.0 million) leaving an available, undrawn balance of $4.6 million (AUS$6.2 million).

Effective September 30, 2006, we renegotiated our Australian Corporate Credit Facility. Under the new terms, it is unlikely that we will be required to make any further principal payments on the loan until the facility comes to term on January 1, 2009.

At September 30, 2006, we were in the process of renegotiating the rate, term and amount of our Union Square Theatre Term Loan (see Note 20 - Subsequent Events).

On February 27, 2006, we paid off the balance of our New Zealand Movieland Note Payable that we had issued in August 2004 in connection with the purchase of our Movieland Circuit. The balance of this purchase money promissory note was paid in full for $520,000 (NZ$784,000) plus $14,000 (NZ$22,000) of accrued interest.

Note 12 - Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	September 30, 2006	December 31, 2005
Current liabilities
Security deposit payable	$199	$174
Other	1	76
Other current liabilities	$200	$250
Other liabilities
Foreign withholding taxes	$5,145	$4,944
Straight-line rent liability	3,644	3,541
Option liability	3,581	1,055
Environmental reserve	1,656	1,656
Interest rate swap	86	635
Option deposit	3,000	--
Other	899	678
Other liabilities	$18,011	$12,509

As part of the purchase of the real property underlying our leasehold interest in the Cinemas 1, 2, & 3 we have granted an option to Sutton Hill Capital, LLC, a limited liability company beneficially owned in equal 50/50 shares by Messrs. James J. Cotter and Michael Forman, to acquire, at cost, up to a 25% non-managing membership interest in the limited liability company that we formed to acquire these interests. That limited liability company is called Sutton Hill Properties LLC, a subsidiary of Reading International, Inc. In June 2006, Sutton Hill Capital, LLC gave us $3.0 million as a deposit on the exercise price of this option.

In relation to this option, we had previously recorded a $1.0 million call option liability in other liabilities and a corresponding increase in purchase price paid for the land by Sutton Hill Properties LLC at December 31, 2005. We have adjusted our purchase price allocation relating to the completed valuation of the option as of September 19, 2005 and have recorded an additional $1.1 million as land acquisition costs and option liability. Any change in the option value subsequent to the issuance date is recorded as other income or expense in the statement of operations. As part of our quarterly valuation procedures and with the input from our real estate appraisers, we updated the valuation of these property interests in Cinemas 1, 2, & 3. Because of an increase in the value of the underlying real property assets, the value of the option at September 30, 2006 increased to $3.6 million, resulting in a charge for the three months and nine months ended September 30, 2006 of $100,000 and $1.5 million, respectively.

During the first quarter of 2006, the Motion Picture Projectionists, Video Technicians and Allied Crafts Union asserted that due to the Company’s reduced reliance on union labor in New York City, there was a partial withdrawal from the union pension plan by the Company in 2003 resulting in a funding liability on the part of the Company of approximately $342,000. We believe that the estimated amount of our obligation to the Union for their pension plan is in question and disputable. For this reason, we intend to discuss further the matter with the Union. However, to reflect the Union’s asserted assessment at this time, we have recorded the $342,000 liability in our other liabilities as of September 30, 2006.

Note 13 - Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated entities was $5.2 million and $69.8 million as of September 30, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $2.2 million and $20.4 million as of September 30, 2006 and December 31, 2005, respectively.

Except for what is noted below regarding Tax/Audit Litigation, there have been no material changes to our litigation exposure since our Company’s 2005 Annual Report.

Mackie Dispute

In November 2005, Mackie Group Pty Ltd ("Mackie") filed in the Supreme Court of Victoria at Melbourne as action No. 9121 of 2005, a lawsuit against Reading Properties Pty Ltd, an indirectly wholly owned subsidiary of our Company ("Reading Properties"), asserting that it was owed $746,000 (AUS$1.0 million), under an agreement dated May 25, 1998. We dispute this claim and have filed a response denying liability. On or about July 21, 2006, plaintiffs filed a motion for summary judgment in that case. The response of Reading Properties is due in late November. Having reviewed the plaintiff's motion for summary judgment, we continue to be of the view that we have no liability to Mackie under the May 1998 agreement, and intend to continue to dispute Mackie's claim.

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) completed its audits of the tax return of Reading Entertainment Inc. (RDGE) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (CRG) for its tax year ended September 30, 1997. With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by RDGE from CRG as a part of a private placement of securities by RDGE which closed in October 1996. A second issue involving equipment leasing transactions entered into by RDGE (discussed below) is also involved.

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG. As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE. This proposed change would result in an additional tax liability for CRG of approximately $20.9 million plus interest of approximately $11.0 million as of September 30, 2006. In addition, this proposal would result in California tax liability of approximately $5.3 million plus interest of approximately $3.0 million as of September 30, 2006. Accordingly, this proposed change represented, as of September 30, 2006, an exposure of approximately $40.2 million.

Moreover, California has “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income. While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers. Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $44.2 million. We have accrued $3.8 million as a probable loss in relation to this exposure and believe that the possible total settlement amount will be between $3.8 million and $44.2 million.

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

We intend to litigate aggressively these matters in the U.S. Tax Court and an appeal was filed with the court on September 26, 2006. While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of these matters.

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

The N/D issued to RDGE does not cover its tax year 1996 which will be held in abeyance pending the resolution of the CRG case. An adjustment to 1996 taxable income for RDGE would result in a refund of alternative minimum tax paid that year. The N/D issued to RDGE eliminated the gains booked by RDGE in 1996 as a consequence of its acquisition certain computer equipment and sale of the anticipated income stream from the lease of such equipment to third parties and disallowed depreciation deductions that we took with respect to that equipment in 1997, 1998 and 1999. Such disallowance has the effect of decreasing net operating losses but did not result in any additional regular federal income tax for such years. However, the depreciation disallowance would increase RDGE state tax liability for those years by approximately $170,000 plus interest. The only tax liability reflected in the RDGE N/D is alternative minimum tax in the total amount of approximately $350,000 plus interest. On September 26, 2006, we filed an appeal on this N/D with the U.S. Tax Court.

Note 14 - Minority Interest

Minority interest is composed of the following enterprises:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) owned by a subsidiary of National Auto Credit, Inc.;

•	33% minority interest in the Elsternwick Joint Venture owned by Champion Pictures Pty Ltd.; and

•	25% minority interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.

The components of minority interest are as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
AFC LLC	$1,884	$2,847
Elsternwick Unincorporated Joint Venture	35	116
Australian Country Cinemas	95	113
Others	1	3
Minority interest in consolidated affiliates	$2,015	$3,079

	Expense for the		Expense for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
AFC LLC	$168	$348	$425	$557
Australian Country Cinemas	(3)	(126)	--	26
Elsternwick Unincorporated Joint Venture	(12)	(82)	--	(24)
Minority interest expense	$153	$140	$425	$559

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

Note 16 - Comprehensive Income

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income. The following table sets forth our comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$6,093	$(4,572)	$2,712	$3,525
Foreign currency translation gain (loss)	1,381	459	382	(1,065)
Unrealized gain on AFS	7	--	24	--
Comprehensive income (loss)	$7,481	$(4,113)	$3,118	$2,460

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

The results for the Glendale Property for the nine months ended September 30, 2005 are as follows (dollars in thousands):

Nine Months 2005
Revenue	$1,103
Operating expense	355
Depreciation & amortization expense	51
General & administrative expense	1
Operating income	696
Interest income	3
Interest expense	312
Income from discontinued operations before gain on sale	387
Gain on sale	12,013
Total income from discontinued operations	$12,400

Puerto Rico Cinema Operations. On June 8, 2005, we sold our assets and certain liabilities associated with our Puerto Rico cinema operations for $2.3 million resulting in a $1.6 million gain.

The results for the Puerto Rico discontinued operations for the nine months ended September 30, 2005 are as follows (dollars in thousands):

Nine Months 2005
Revenue	$4,575
Operating expense	5,752
Depreciation & amortization expense	206
General & administrative expense	383
Income (loss) from discontinued operations before gain on sale	(1,766)
Gain on sale	1,597
Total income (loss) from discontinued operations	$(169)

Note 18 - Acquisitions and Dispositions

Indooroopilly Land

On September 18, 2006, we purchased a 0.26 acre property for $1.8 million (AUS$2.3 million) as part of our newly established Landplan Property Partners arrangement with Mr. Doug Osborne.

In July 2006, we entered into an agreement with Mr. Doug Osborne pursuant to which (i) Mr. Osborne will serve as the chief executive officer of our newly formed Australian subsidiary Landplan Property Partners, Ltd (“LPP”) and (ii) Mr. Osborne’s affiliate, Landplan Property Group, Ltd (“LPG”), will perform certain property management services for LPP. LPP was formed to identify, acquire, develop and operate properties in Australia and New Zealand offering redevelopment possibilities and, ultimately, to sell the resultant redeveloped properties. The agreement provides for a base salary and an equity interest to Mr. Osborne in these properties. Mr Osborne’s ownership interest in these properties, however, is subordinate to our right to an 11% compounded return on investment and is subject to adjustment depending upon his length of service and the amounts we invest. Generally speaking, his ownership interest will range from 27.5% to 15% based on meeting the defined service requirements and depending on our level of investment. To date, we have only purchased one property pursuant to this new initiative: the Indooroopilly property.

Moonee Ponds Land

On September 1, 2006, we purchased two parcels of land aggregating 0.4 acres adjacent to our Moonee Ponds property for $2.5 million (AUS$3.3 million). This acquisition increases our holdings at Moonee Ponds to 3.1 acres and gives us frontage facing the principal transit station servicing the area. We are now in the process of developing the entire site and anticipate completion of this project in 2008.

Berkeley Cinemas

On August 28, 2006, we sold to our Joint Venture Partner our interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand for $4.6 million (NZ$7.2 million) in cash and the assumption of $1.6 million (NZ$2.5 million) in debt. The sale resulted in a gain on sale of unconsolidated entity for the three months and nine months ending September 30, 2006 of $3.4 million (NZ$5.4 million).

Additionally, effective April 1, 2006, we purchased from our Joint Venture partner the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand for cash of $2.8 million (NZ$4.5 million) and the proportionate share of assumed debt which amounted to $987,000 (NZ$1.6 million). This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas Joint Venture investment and was not previously consolidated for accounting purposes. We drew down $4.8 million (AUS$6.3 million) on our Australian Corporate Credit Facility to purchase the Palms cinema and to payoff its bank debt of $2.0 million (NZ$3.1 million). We have finalized the purchase price allocation for this acquisition, in accordance with SFAS No. 141 Business Combinations. A summary of the increased assets and liabilities relating to this acquisition as recorded at estimated fair values is as follows (dollars in thousands):

Palms Cinema
Assets
Accounts receivable	$31
Inventory	11
Other assets	8
Property and equipment	1,430
Goodwill	2,310
Total assets	3,790

Liabilities
Accounts payable and accrued liabilities	178
Note payable	987
Other liabilities	12
Total liabilities	1,177

Total net assets	$2,613

As a result of these transactions, the only cinema held in the Berkeley Joint Venture at September 30, 2006 is the Botany Downs cinema in suburban Auckland.

Malulani Investments, Ltd.

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company with holdings principally in California, Texas and Hawaii, including the Guenoc Winery located on approximately 22,000 acres of land located in Napa and Lake Counties in Northern California. We are still in the process of determining the purchase price allocation of the assets and liabilities associated with this acquisition.

Queenstown Cinema

Effective February 23, 2006, we purchased a 3-screen leasehold cinema in Queenstown, New Zealand for $939,000 (NZ$1.4 million). We funded this acquisition through internal sources.

Note 19 - Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at September 30, 2006:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$8,580,000	5.7000%	6.0300%	December 31, 2007
Interest rate swap	$11,938,000	6.4400%	6.0300%	December 31, 2008
Interest rate swap	$12,180,000	6.6800%	6.0300%	December 31, 2008
Interest rate swap	$9,084,000	5.8800%	6.0300%	December 31, 2008
Interest rate swap	$2,611,000	6.3600%	6.0300%	December 31, 2008

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest rate swap instruments to market on the consolidated balance sheet resulting in a $2,000 (AUS$3,000) and $555,000 (AUS$758,000) decrease to interest expense during the three and nine months ended September 30, 2006, respectively, and a $204,000 (AUS$271,000) and $194,000 (AUS$224,000) increase to interest expense during the three and nine months ended September 30, 2005, respectively. At

September 30, 2006 and December 31, 2005, we have recorded the fair market value of our interest rate swaps of $84,000 (AUS$112,000) and $638,000 (AUS$870,000), respectively, as an other long-term liability. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 20 - Subsequent Events

Union Square Loan

On October 19, 2006, we entered into a preliminary agreement to refinance our Union Square property with the same lender that holds the current mortgage on that property. While no assurances can be given, the terms of the preliminary agreement stipulate that the new loan will close on or about November 30, 2006 with a fixed interest rate of 6.26% and a balance of $7.5 million. This new loan will replace the existing Union Square mortgage which currently has a 7.31% interest rate and a loan balance of $3.2 million.

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

On February 20, 2006, our efforts to rezone our 50.6 acre parcel in suburban Melbourne, Australia, were rewarded, as our Burwood property was rezoned clearing the way for us to redevelop that historically industrial use property into a mixture of retail, commercial, entertainment and residential uses. Our cost basis in our Burwood property is $19.6 million (AUS$26.3 million).

It is anticipated that the complete build out of our Burwood site will be done in stages over an approximately 10 year period, and require an investment of approximately $500 million (AUS$670 million). Given the size and scope of this project, and our other ongoing projects at Moonee Ponds (also in Melbourne), Redyard (in suburban Sydney) and Courtenay Central (in Wellington, New Zealand), and our new Landplan Property Partners initiative, it is likely that an increasing proportion of our capital and human resources will be focused on the real estate segment of our business.

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

At September 30, 2006, we owned and operated 35 cinemas with 231 screens, had interests in certain unconsolidated entities that own an additional 7 cinemas with 46 screens and managed 2 cinemas with 9 screens.

Our business plan going forward is to build-out our existing development properties, and to seek out additional real estate development opportunities while continuing to use our presence in the cinema exhibition and live theatre business, to identify, develop and acquire cinema and live theatre properties. In the case of cinema and live theatre acquisitions, we intend to focus on those opportunities where we can acquire (i) either the fee interest underlying the operating assets, or long-term leases, which we believe provide flexibility with respect to the usage of such leasehold assets or (ii) strategic cinemas that will provide synergies with our existing cinema operations.

During the first nine months of 2006, our efforts on the real estate side of our business were focused in large part on:

•
obtaining approval from the Victoria State Government of the rezoning of our 50.6 acre Burwood property (located in suburban Melbourne) from an essentially industrial to a priority use zone allowing a mixture of retail, entertainment, commercial and residential uses;

•
completion and lease-up of the retail portion of our 4.1 acre Newmarket ETRC in Brisbane, Australia (100,000 square feet of leased retail space), and finalization of the governmental approvals required for the construction of the cinema portion of that project. The retail portion of that property is now approximately 98% leased, including anchor tenancies provided by a major grocery chain and a major pub operator; and all necessary land use authorizations for the cinema portion of the project have now been obtained; and

•
the start up of a new real estate initiative for Australia and New Zealand, focusing on the identification, acquisition and redevelopment of real estate sites offering potential for redevelopment. This new initiative, currently operating under the name Landplan Property Partners has retained its first property, a 0.26 acre commercial property in Indooroopilly, a suburb of Brisbane, Australia, which was acquired for $1.8 million (AUS$2.3 million) and is now actively investigating several additional properties. Unlike our prior real estate operations, this initiative is not intended to focus on properties that may offer a cinema or live theater development opportunity.

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

We continue to acquire, to dispose of or to reposition assets in accordance with our business plan. So far, in 2006, we have made the following acquisitions and dispositions:

Indooroopilly Land

On September 18, 2006, we purchased a 0.26 acre property for $1.8 million (AUS$2.3 million) as part of our newly established Landplan Property Partners initiative. It is currently anticipated that the property will be redeveloped for commercial purposes.

Moonee Ponds Land

On September 1, 2006, we purchased two parcels of land aggregating 0.4 acres adjacent to our Moonee Ponds property for $2.5 million (AUS$3.3 million). This acquisition increases our holdings at Moonee Ponds to 3.1 acres and gives us frontage facing the principal transit station servicing the area. We are now in the process of developing the entire site and anticipate completion of this project in 2008.

Berkeley Cinemas

On August 28, 2006, we sold to our Joint Venture Partner our interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand for $4.6 million (NZ$7.2 million) in cash and the assumption of $1.6 million (NZ$2.5 million) in debt. The sale resulted in a gain on sale of unconsolidated entity for the three months and nine months ending September 30, 2006 of $3.4 million (NZ$5.4 million).

Additionally, effective April 1, 2006, we purchased from our Joint Venture partner the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand for cash of $2.8 million (NZ$4.5 million) and the proportionate share of assumed debt which amounted to $993,000 (NZ$1.6 million). This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas Joint Venture investment and was not previously consolidated for accounting purposes. Subsequent to April 1, 2006, we have consolidated this entity into our financial statements.

As a result of these transactions, the only cinema owned by this joint venture is the Botany Downs cinema, located in suburban Auckland.

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

Results of Operations

At September 30, 2006, we directly operated 35 cinemas with 231 screens, had interests in certain unconsolidated entities in which we have varying interests, which own an additional 7 cinemas with 46 screens and managed 2 cinemas with 9 screens. Regarding real estate, we owned and operated during the period four ETRC’s that we developed in Australia and New Zealand; owned the fee interests in four developed commercial properties in Manhattan and Chicago, all of which are improved with live theatres comprising seven stages and, in two cases, ancillary retail and commercial space; owned the fee interests underlying one of our Manhattan cinemas and hold for development an additional five parcels (aggregating approximately 58 acres) in urbanized areas of Australia and New Zealand. Two of these parcels, Burwood and Moonee Ponds, comprise approximately 54 acres, and are in areas designated by the provincial government of Victoria, Australia as “major activity centres,” and we are currently in the planning phases of their development.

The tables below summarize the results of operations for each of our principal business segments for the three (“2006 Quarter”) and nine (“2006 Nine Months”) months ended September 30, 2006 and the three (“2005 Quarter”) and nine (“2005 Nine Months”) months ended September 30, 2005, respectively. Operating expenses include costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties. Our year-to-year results of operation were principally impacted by the following:

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

•	the opening of a cinema in a suburb of Adelaide, Australia on October 20, 2005 and the acquisition of a cinema in Queenstown, New Zealand effective February 23, 2006;

•	the purchase of the 50% share that we did not already own of the Palms 8-screen, leasehold cinema located in Christchurch, New Zealand effective April 1, 2006;

•	the sale of our 50% share of the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand formerly part of the Berkeley Cinemas Group effective August 28, 2006; and

•
the reduction in the value of the Australian and New Zealand dollars vis-à-vis the US dollar from $0.7643 and $0.6938, respectively, as of September 30, 2005 to $0.7461 and $0.6530, respectively, as of September 30, 2006.

The following tables detail our operating results for our three months and nine months ended September 30, 2006. All operating results from discontinued operations are included in “Loss from discontinued operations” (dollars in thousands):

Three Months Ended September 30, 2006	Cinema	Real Estate	Total
Revenue	$21,806	$3,236	$25,042
Operating expense	16,812	2,161	18,973
Depreciation & amortization	2,245	989	3,234
General & administrative expense	1,306	577	1,883
Segment operating income (loss)	$1,443	$(491)	$952

Three Months Ended September 30, 2005	Cinema	Real Estate	Total
Revenue	$21,429	$3,380	$24,809
Operating expense	17,140	1,484	18,624
Depreciation & amortization	2,140	930	3,070
General & administrative expense	1,840	79	1,919
Segment operating income	$309	$887	$1,196

Reconciliation to consolidated net income (loss):	2006 Quarter	2005 Quarter
Total segment operating income	$952	$1,196
Non-segment:
Depreciation and amortization expense	151	172
General and administrative expense	1,164	3,681
Operating loss	(363)	(2,657)
Interest expense, net	(1,765)	(1,743)
Other income (loss)	209	(265)
Minority interest expense	(153)	(140)
Income tax expense	(540)	(190)
Equity earnings of unconsolidated entities	5,263	423
Gain on sale of unconsolidated entity	3,442	--
Net income (loss)	$6,093	$(4,572)

Nine Months Ended September 30, 2006	Cinema	Real Estate	Total
Revenue	$68,269	$10,672	$78,941
Operating expense	53,876	5,628	59,504
Depreciation & amortization	6,600	3,009	9,609
General & administrative expense	2,815	578	3,393
Segment operating income	$4,978	$1,457	$6,435

Nine Months Ended September 30, 2005	Cinema	Real Estate	Total
Revenue	$64,328	$10,858	$75,186
Operating expense	52,375	5,148	57,523
Depreciation & amortization	6,371	2,794	9,165
General & administrative expense	5,405	255	5,660
Segment operating income	$177	$2,661	$2,838

Reconciliation to consolidated net income:	2006 Nine Months	2005 Nine Months
Total segment operating income	$6,435	$2,838
Non-segment:
Depreciation and amortization expense	354	244
General and administrative expense	6,096	7,819
Operating loss	(15)	(5,225)
Interest expense, net	(5,060)	(3,316)
Other income (loss)	(945)	24
Minority interest expense	(425)	(559)
Gain on disposal of discontinued operations	--	13,610
Loss from discontinued operations	--	(1,379)
Income tax expense	(1,222)	(643)
Equity earnings of unconsolidated entities	6,937	1,013
Gain on sale of unconsolidated entity	3,442	--
Net income	$2,712	$3,525

Cinema

Included in the cinema segment above is revenue and expense from the operations of 35 cinema complexes with 231 screens. The following tables detail our cinema segment operating results for the three months ending September 30, 2006 and 2005, respectively (dollars in thousands):

Three Months Ended September 30, 2006	United States	Australia	New Zealand	Total
Admissions revenue	$4,698	$8,031	$3,136	$15,865
Concessions revenue	1,386	2,538	957	4,881
Advertising and other revenues	448	400	212	1,060
Total revenues	6,532	10,969	4,305	21,806

Cinema costs	4,223	9,167	2,332	15,722
Concession costs	273	576	241	1,090
Total operating expense	4,496	9,743	2,573	16,812

Depreciation and amortization	381	1,482	382	2,245
General & administrative expense	534	762	10	1,306
Segment operating income (loss)	$1,121	$(1,018)	$1,340	$1,443

Three Months Ended September 30, 2005	United States	Australia	New Zealand	Total
Admissions revenue	$4,569	$8,232	$2,922	$15,723
Concessions revenue	1,242	2,675	927	4,844
Advertising and other revenues	368	373	121	862
Total revenues	6,179	11,280	3,970	21,429

Cinema costs	4,414	9,201	2,371	15,986
Concession costs	261	632	261	1,154
Total operating expense	4,675	9,833	2,632	17,140

Depreciation and amortization	549	1,379	212	2,140
General & administrative expense	1,607	229	4	1,840
Segment operating income (loss)	$(652)	$(161)	$1,122	$309

•
Cinema revenue increased for the 2006 Quarter by $377,000 or 1.8% compared to the same period in 2005. The 2006 Quarter increase was from improved attendance at our New Zealand and United States cinemas.

•
Operating expense decreased for the 2006 Quarter by $328,000 or 1.9% compared to the same period in 2005. This decrease was primarily related to improved cost management in our United States operations which resulted in an overall improvement in our operating expenses from 80% to 77% of gross revenue for the 2005 and 2006 Quarters, respectively.

•
Depreciation and amortization expense increased for the 2006 Quarter by $105,000 or 4.9% compared to the same period in 2005 primarily related to the increase in depreciation in the new Australian Elizabeth Cinema acquired in October 2005 and our newly acquired New Zealand Palms and Queenstown cinemas offset by the decrease in the City Cinema Option Fee amortization expense directly related to the purchase of the leasehold associated with the Cinemas 1, 2, & 3 in Sep 2005.

•
General and administrative expense decreased for the 2006 Quarter by $534,000 or 29.0% compared to the same period in 2005. The decrease was due to a drop in legal costs primarily related to our anti-trust litigation associated with our Village East cinema and the purchase of the Cinemas 1, 2, & 3 which decreased the amount of rent paid to related parties.

•	As a result of the above, cinema segment income increased for the 2006 Quarter by $1.1 million compared to the same period in 2005.

The following tables detail our cinema segment operating results for the nine months ending September 30, 2006 and 2005, respectively, adjusted to exclude our discontinued Puerto Rico cinema operations (dollars in thousands):

Nine Months Ended September 30, 2006	United States	Australia	New Zealand	Total
Admissions revenue	$12,936	$27,236	$9,744	$49,916
Concessions revenue	3,891	8,436	2,911	15,238
Advertising and other revenues	1,202	1,342	571	3,115
Total revenues	18,029	37,014	13,226	68,269

Cinema costs	12,982	29,170	8,336	50,488
Concession costs	695	1,932	761	3,388
Total operating expense	13,677	31,102	9,097	53,876

Depreciation and amortization	1,373	4,260	967	6,600
General & administrative expense	1,986	802	27	2,815
Segment operating income	$993	$850	$3,135	$4,978

Nine Months Ended September 30, 2005	United States	Australia	New Zealand	Total
Admissions revenue	$12,955	$25,530	$8,755	$47,240
Concessions revenue	3,586	8,031	2,704	14,321
Advertising and other revenues	997	1,334	436	2,767
Total revenues	17,538	34,895	11,895	64,328

Cinema costs	13,172	28,410	7,360	48,942
Concession costs	751	1,885	797	3,433
Total operating expense	13,923	30,295	8,157	52,375

Depreciation and amortization	1,593	4,049	729	6,371
General & administrative expense	4,697	727	(19)	5,405
Segment operating income (loss)	$(2,675)	$(176)	$3,028	$177

•
Cinema revenue increased for the 2006 Nine Months by $3.9 million or 6.1% compared to the same period in 2005. The 2006 Nine Month increase was from improved results from our Australia and New Zealand operations including $2.7 million from admissions and $755,000 from concessions and other revenues.

•
Operating expense increased for the 2006 Nine Months by $1.5 million or 2.9% compared to the same period in 2005. This increase followed the aforementioned increase in revenues. Overall, our operating expenses from year-to-year improved from 81% to 79% of gross revenue for the Nine Months ending 2005 and 2006, respectively, primarily due to improved cost management in our United States operations.

•
Depreciation and amortization expense increased for the 2006 Nine Months by $229,000 or 3.6% compared to the same period in 2005. This increase is primarily related to the new Australian Elizabeth Cinema acquired in October 2005 and our newly acquired New Zealand Palms and Queenstown cinemas offset by the decrease in the City Cinema Option Fee amortization expense directly related to the purchase of the leasehold associated with the Cinemas 1, 2, & 3 in Sep 2005.

•
General and administrative expense decreased for the 2006 Nine Months by $2.6 million or 47.9% compared to the same period in 2005. The decrease was due to a drop in legal costs primarily related to our anti-trust litigation associated with our Village East cinema and the purchase of land associated with the Cinemas 1, 2 & 3 which decreased the amount of rent paid to related parties.

•	As a result of the above, cinema segment income increased for the 2006 Nine Months by $4.8 million compared to the same period in 2005.

Real Estate

For the three months ended September 30, 2006, our third party, rental generating real estate holdings consisted of:

•	ETRCs at Belmont in Perth; at Auburn in Sydney; and at Newmarket in Brisbane in Australia; and Courtenay Central in Wellington, New Zealand;

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

The following tables detail our real estate segment operating results for the three months ending September 30, 2006 and 2005, respectively (dollars in thousands):

Three Months Ended September 30, 2006	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$911	$--	$--	$911
Property rental income	205	1,804	316	2,325
Total revenues	1,116	1,804	316	3,236

Live theatre costs	830	--	--	830
Property rental cost	371	651	309	1,331
Total operating expense	1,201	651	309	2,161

Depreciation and amortization	106	512	371	989
General & administrative expense	11	565	1	577
Segment operating income (loss)	$(202)	$76	$(365)	$(491)

Three Months Ended September 30, 2005	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$1,145	$--	$--	$1,145
Property rental income	351	1,042	842	2,235
Total revenues	1,496	1,042	842	3,380

Live theatre costs	587	--	--	587
Property rental cost	173	535	189	897
Total operating expense	760	535	189	1,484

Depreciation and amortization	109	383	438	930
General & administrative expense	--	79	--	79
Segment operating income	$627	$45	$215	$887

•
Revenue decreased for the 2006 Quarter by $144,000 or 4.3% compared to the same period in 2005. The decrease was primarily related to a drop in rents from our domestic live theatres due to fewer shows during 2006 compared to 2005 offset by higher property income from our newly constructed Australia Newmarket shopping centre.

•
Operating expense for the real estate segment increased for the 2006 Quarter by $677,000 or 45.6% compared to the same period in 2005. This increase in expense was primarily related to our Newmarket shopping centre in Brisbane, Australia and costs related to our domestic live theatres and domestic properties.

•
Depreciation expense for the real estate segment increased by $59,000 or 6.3% for the 2006 Quarter compared to the same period in 2005. The majority of this increase was attributed to the Australia Newmarket shopping center assets which were put into service during the first quarter 2006.

•	As a result of the above, real estate segment income decreased for the 2006 Quarter by $1.4 million compared to the same period in 2005.

The following tables detail our real estate segment operating results for the nine months ending September 30, 2006 and 2005, respectively, adjusted to reflect the sale of our Glendale property which was sold during the second quarter of 2005 (dollars in thousands):

Nine Months Ended September 30, 2006	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$2,950	$--	$--	$2,950
Property rental income	941	4,481	2,300	7,722
Total revenues	3,891	4,481	2,300	10,672

Live theatre costs	1,976	--	--	1,976
Property rental cost	806	1,826	1,020	3,652
Total operating expense	2,782	1,826	1,020	5,628

Depreciation and amortization	318	1,566	1,125	3,009
General & administrative expense	13	565	--	578
Segment operating income	$778	$524	$155	$1,457

Nine Months Ended September 30, 2005	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$3,784	$--	$--	$3,784
Property rental income	884	3,302	2,888	7,074
Total revenues	4,668	3,302	2,888	10,858

Live theatre costs	2,042	--	--	2,042
Property rental cost	434	1,509	1,163	3,106
Total operating expense	2,476	1,509	1,163	5,148

Depreciation and amortization	282	1,162	1,350	2,794
General & administrative expense	3	252	--	255
Segment operating income	$1,907	$379	$375	$2,661

•
Revenue decreased for the 2006 Nine Months by $186,000 or 1.7% compared to the same period in 2005. The decrease was primarily related the decrease in rent from our domestic live theatres offset by an enhanced rental stream from our recently opened Australia Newmarket ETRC.

•
Operating expense for the real estate segment increased for the 2006 Nine Months by $480,000 or 9.3% compared to the same period in 2005. This increase in expense was primarily higher property taxes from our United States properties and operating costs related to our recently opened Australia Newmarket ETRC.

•
Depreciation expense for the real estate segment increased by $215,000 or 7.7% for the 2006 Nine Months compared to the same period in 2005. The majority of this increase was attributed to the Newmarket shopping center assets in Australia which were put into service during the first quarter 2006.

•	As a result of the above, real estate segment income for the 2006 Nine Months decreased by $1.2 million compared to the same period in 2005.

Corporate

General and administrative expense includes expenses that are not directly attributable to other operating segments. General and administrative expense decreased by $2.5 million in the 2006 Quarter compared to the 2005 Quarter and by $1.7 million in the 2006 Nine Months compared to the 2005 Nine Months. The decreases were primarily related to a drop in legal fees and from a one-time charge for additional bonus accrual in 2005 for our Chief Executive Officer’s new employment contract.

Net interest expense increased by $22,000 and $1.7 million for the 2006 Quarter and the 2006 Nine Months compared to last year primarily related to a higher outstanding loan balance in Australia and due to the effective completion of construction of our Newmarket Shopping Centre in early 2006 which decreased the amount of interest being capitalized. This interest increase was offset by a decrease in interest expense related to the mark-to-market adjustment of our interest rate swaps compared to the adjustment for the same three month and nine month periods in 2005.

During the 2006 Nine Months, other expense increased by $1.0 million primarily due to a $1.5 million mark-to-market charge relating to an option liability held by Sutton Hill Capital LLC to acquire a 25% non-managing membership interest in our Cinemas 1, 2 & 3 property.

A $13.6 million gain on the sale of discontinued operations and the corresponding $1.4 million loss from discontinued operations from the combination of our Puerto Rico cinemas and Glendale property operations was recognized in 2005 and not repeated in 2006.

Equity earnings of unconsolidated entities increased by approximately $4.8 million for the 2006 Quarter and by $5.9 million for 2006 Nine Months compared to last year. The increase was primarily related to the 205-209 East 57th Street Associates, LLC, that has been developing a residential condominium complex in midtown Manhattan called Place 57. The partnership has closed on the sale of 36 and 47 condominiums during the three and nine months ending September 30, 2006, respectively, resulting in gross sales of $71.2 million and $87.0 million, respectively, and equity earnings from unconsolidated entities to us of $5.0 million and $5.9 million, respectively.

In addition to the aforementioned equity earnings, we recorded a gain on sale of unconsolidated entities of $3.4 million (NZ$5.4 million), from the sale of our interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand.

Consolidated Net Income (Losses)

During 2006, we recorded a net income of $6.1 million and $2.7 million for the 2006 Quarter and 2006 Nine Months, respectively. During 2005, we recorded a net loss of $4.6 million for the 2005 Quarter and net income of $3.5 million and 2005 Nine Months, respectively. The current year income is primarily related to the equity earnings from 205-209 East 57th Street Associates, LLC and from the sale of our interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand. The prior year income was primarily due to the aforementioned sale of our Glendale property and Puerto Rico operations. If it were not for these items, our consolidated net loss would have been $2.3 million and $6.6 million for the 2006 Quarter and 2006 Nine Months, respectively, and $4.6 million and $10.1 million for the 2005 Quarter and 2005 Nine Months, respectively.

Acquisitions

Indooroopilly Land

On September 18, 2006, we purchased a 0.26 acre property for $1.8 million (AUS$2.3 million) as part of our newly established Landplan Property Partners initiative.

Moonee Ponds Land

On September 1, 2006, we purchased two parcels of land aggregating 0.4 acres adjacent to our Moonee Ponds property for $2.5 million (AUS$3.3 million). This acquisition increases our holdings at Moonee Ponds to 3.1 acres and gives us frontage facing the principal transit station servicing the area. We are now in the process of developing the entire site and anticipate completion of this project in 2008.

Berkeley Cinemas

Effective April 1, 2006, we purchased from our Joint Venture partner the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand for cash of $2.8 million (NZ$4.5 million) and the proportionate share of assumed debt which amounted to $993,000 (NZ$1.6 million). This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas Joint Venture investment and was not previously consolidated for accounting purposes. Subsequent to April 1, 2006, we have consolidated this entity into our financial statements as a wholly-owned subsidiary.

As of September 30, 2006, the only cinema owned by this joint venture is the Botany Downs cinema, located in suburban Auckland.

Malulani Investments, Ltd.

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company with holdings principally in California, Texas and Hawaii, including the Guenoc Winery located on approximately 22,000 acres of land located in Napa and Lake Counties in Northern California. We are still in the process of determining the purchase price allocation of the assets and liabilities associated with this acquisition.

Queenstown Cinema

Effective February 23, 2006, we purchased a 3-screen leasehold cinema in Queenstown, New Zealand for $939,000 (NZ$1.4 million). We funded this acquisition through internal sources.

Dispositions

Berkeley Cinemas

On August 28, 2006, we sold to our Joint Venture Partner our interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand for $4.6 million (NZ$7.2 million) in cash and the assumption of $1.6 million (NZ$2.5 million) in debt. The sale resulted in a gain on sale of unconsolidated entity for the three months and nine months ending September 30, 2006 of $3.4 million (NZ$5.4 million).

Business Plan, Capital Resources and Liquidity

Business Plan

Our cinema exhibition business plan is to continue to identify, develop and acquire cinema properties, focusing, where reasonably available, on those opportunities where we can acquire either the fee interest underlying such operating assets, or long-term leases, which provide flexibility with respect to the usage of such leasehold estates. Our real estate business plan is to continue to develop our existing land assets, focusing principally on uses that incorporate entertainment elements such as cinemas, and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses - such as the ongoing redevelopment of our Sutton Cinema property into residential and retail condominium units. In addition, we will actively seek out potential real estate sites in Australia and New Zealand that show profitable redevelopment opportunities.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at September 30, 2006 (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$232	$4,080	$2,188	$95,700	$242	$3,119
Notes payable to related parties	--	5,000	--	--	9,000	--
Lease obligations	2,477	10,260	9,604	9,506	9,356	70,674
Estimated interest on long-term debt	2,325	9,014	8,422	3,279	955	172
Total	$5,034	$28,354	$20,214	$108,485	$19,553	$73,965

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

Unconsolidated Debt

Total debt of unconsolidated entities was $5.2 million and $69.8 million as of September 30, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $2.2 million and $20.4 million as of September 30, 2006 and December 31, 2005, respectively.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Operating Activities

Cash provided by operations was $2.4 million in the 2006 Nine Months compared to $2.9 million of cash used in operations for the 2005 Nine Months. The increase in cash provided by operations of $5.3 million is due primarily to increased cinema operational cash flow from our Australia and New Zealand operations and improved cash flow from our U.S. cinemas during 2006 resulting from the sale of our formerly underperforming Puerto Rico operations in June 2005.

Investing Activities

Cash used in investing activities for the 2006 Nine Months decreased by $11.5 million to $12.9 million from $24.4 million compared to the same period in 2005. The $12.9 million cash used for the 2006 Nine Months was primarily related to:

•	$8.1 million in acquisitions including:

o	$939,000 in cash used to purchase the Queenstown Cinema in New Zealand,

o	$2.8 million in cash used to purchase the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand,

o	$1.8 million for the Australia Indooroopilly property, and

o	$2.5 million for the adjacent parcel to our Moonee Ponds property;

•	$6.4 million in cash used to complete the Newmarket property and for property enhancements to our Australia, New Zealand and U.S. properties; and

•
$2.7 million in investment in unconsolidated entities including $1.8 million paid for Malulani Investments, Ltd. stock and $876,000 additional cash invested in Rialto Cinemas used to pay off their bank debt, offset by

•	$4.6 million cash received from the sale of our interest the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand.

The $24.4 million cash used for the 2005 Nine Months was primarily related to:

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

•	$905,000 cash paid as additional capital contributions with respect to our investment in the 205-209 East 57th Street Associates, LLC;

offset by

•	$12.6 million in net proceeds from the sales of our Glendale office building and Puerto Rico operations;

•	$1.0 million cash provided by a decrease in restricted cash; and

•	$515,000 in cash proceeds from the sale of our Wilmington and Northern property.

Financing Activities

Cash provided by financing activities for the 2006 Nine Months decreased by $15.3 million to $9.6 million from $24.9 million compared to the same period in 2005. The $9.6 million in cash provided in the 2006 Nine Months was primarily related to:

•	$11.8 million of new borrowings on our Australian Corporate Credit Facility;

•	$3.0 million of a deposit received from Sutton Hill Capital, LLC for the option to purchase a 25% non-managing membership interest in the limited liability company that owns the Cinemas 1, 2 & 3;

offset by

•
$2.9 million of cash used to pay down long-term debt which was primarily related to the final payoff of the Movieland purchase note payable of approximately $512,000; the payoff of the Palms - Christchurch Cinema bank debt of approximately $1.9 million; and we made the first principal payment on our Australian Corporate Credit Facility of $280,000;

•
$792,000 of cash used to repurchase the Class A Nonvoting Common Stock (these shares were previously issued to the Movieland sellers who exercised their put option during the 2006 Nine Months to sell back to us the shares they had received in partial consideration for the sale of the Movieland cinemas); and

•	$1.5 million in distributions to minority interests.

Cash provided by financing activities was $24.9 million for the first nine months of 2005 and was attributable to our increase in borrowings of approximately $25.7 million primarily used to finance the 2005 construction work on our Newmarket development in Brisbane, Australia.

Summary

Our cash position at September 30, 2006 was $8.1 million compared to $8.5 million at December 31, 2005. The majority of the $498,000 change related to the following transactions:

•	$2.4 million net cash provided by operating activities;

•	$11.8 million of new borrowings on our Australian Corporate Credit Facility;

•	$4.6 million cash received from the sale of our interest the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand; and

•	$3.0 million of a deposit paid by Sutton Hill Capital, LLC of the option to purchase a 25% non-managing membership interest in the limited liability company that owns the Cinemas 1, 2, & 3;

offset by

•	$8.1 million in acquisitions of the Queenstown and Palms cinemas in New Zealand and Indooroopilly and Moonee Ponds properties in Australia;

•	$6.4 million in cash used to complete the Newmarket property and for property enhancements to our Australia, New Zealand and U.S. properties;

•
$2.9 million of cash used to pay down long-term debt which was primarily related the final payoff of the Movieland purchase note payable of approximately $512,000, to payoff the Palms - Christchurch Cinema bank debt of approximately $1.9 million, and we made the first principal payment on our Australian Corporate Credit Facility of $280,000;

•
$792,000 of cash used to repurchase the Class A Nonvoting Common Stock (these shares were previously issued to the Movieland sellers who exercised their put option during the 2006 Nine Months to sell back to us the shares they had received in partial consideration for the sale of the Movieland cinemas);

•	$2.7 million in investment in unconsolidated entities including $1.8 million paid for Malulani Investments, Ltd. stock and $876,000 additional cash invested in Rialto Cinema; and

•	$1.5 million in distributions to minority interests.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest rate swap instruments to market on the consolidated balance sheet resulting in a $2,000 (AUS$3,000) and $555,000 (AUS$758,000) decrease to interest expense during the three and nine months ended September 30, 2006, respectively, and a $204,000 (AUS$271,000) and $194,000 (AUS$224,000) increase to interest expense during the three and nine months ended September 30, 2005, respectively. At September 30, 2006 and December 31, 2005, we have recorded the fair market value of our interest rate swaps of $84,000 (AUS$112,000) and $638,000 (AUS$870,000), respectively, as an other long-term liability. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

Mackie Dispute

In November 2005, Mackie Group Pty Ltd ("Mackie") filed in the Supreme Court of Victoria at Melbourne as action No. 9121 of 2005, a lawsuit against Reading Properties Pty Ltd, an indirectly wholly owned subsidiary of our Company ("Reading Properties"), asserting that it was owed $746,000 (AUS$1.0 million), under an agreement dated May 25, 1998. We dispute this claim and have filed a response denying liability. On or about July 21, 2006, plaintiffs filed a motion for summary judgment in that case. The response of Reading Properties is due in late November. Having reviewed the plaintiff's motion for summary judgment, we continue to be of the view that we have no liability to Mackie under the May 1998 agreement, and intend to continue to dispute Mackie's claim.

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) completed its audits of the tax return of Reading Entertainment Inc. (RDGE) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (CRG) for its tax year ended September 30, 1997. With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by RDGE from CRG as a part of a private placement of securities by RDGE which closed in October 1996. A second issue involving equipment leasing transactions entered into by RDGE (discussed below) is also involved.

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG. As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE. This proposed change would result in an additional tax liability for CRG of approximately $20.9 million plus interest of approximately $11.0 million as of September 30, 2006. In addition, this proposal would result in California tax liability of approximately $5.3 million plus interest of approximately $3.0 million as of September 30, 2006. Accordingly, this proposed change represented, as of September 30, 2006, an exposure of approximately $40.2 million.

Moreover, California has “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income. While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers. Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $44.2 million. We have accrued $3.8 million as a probable loss in relation to this exposure and believe that the possible total settlement amount will be between $3.8 million and $44.2 million.

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

We intend to litigate aggressively these matters in the U.S. Tax Court and an appeal was filed with the court on September 26, 2006. While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of these matters.

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

The N/D issued to RDGE does not cover its tax year 1996 which will be held in abeyance pending the resolution of the CRG case. An adjustment to 1996 taxable income for RDGE would result in a refund of alternative minimum tax paid that year. The N/D issued to RDGE eliminated the gains booked by RDGE in 1996 as a consequence of its acquisition certain computer equipment and sale of the anticipated income stream from the lease of such equipment to third parties and disallowed depreciation deductions that we took with respect to that equipment in 1997, 1998 and 1999. Such disallowance has the effect of decreasing net operating losses but did not result in any additional regular federal income tax for such years. However, the depreciation disallowance would increase RDGE state tax liability for those years by approximately $170,000 plus interest. The only tax liability reflected in the RDGE N/D is alternative minimum tax in the total amount of approximately $350,000 plus interest. On September 26, 2006, we filed an appeal on this N/D with the U.S. Tax Court.

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

At September 30, 2006, approximately 50% and 22% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $6.8 million in cash and cash equivalents. At December 31, 2005, approximately 50% and 23% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $6.4 million in cash and cash equivalents.

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

Our policy is to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 46% and 28% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars. If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $6.1 million and $1.7 million, respectively, and the change in our quarterly net income would be $409,000 and $332,000, respectively. At the present time, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses which could materially affect our financial position. As of September 30, 2006 and December 31, 2005, we have recorded a cumulative unrealized foreign currency translation gain of approximately $29.0 million and $28.6 million, respectively.

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

READING INTERNATIONAL, INC.

Date:	November 6, 2006	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	November 6, 2006	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer