Form 10-K
period 2006-12-31
READING INTERNATIONAL INC
filed 2007-03-30
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 1-8625
READING INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization) 500 Citadel Drive, Suite 300 Commerce, CA (Address of principal executive offices)	95-3885184 (I.R.S. Employer Identification Number) 90040 (Zip Code)

Registrant’s telephone number, including Area Code: (213) 235-2240

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Nonvoting Common Stock, $0.01 par value	American Stock Exchange
Class B Voting Common Stock, $0.01 par value	American Stock Exchange

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 28, 2007, there were 20,992,453 shares of Class A Non-voting Common Stock, par value $0.01 per share and 1,495,490 shares of Class B Voting Common Stock, par value $0.01 per share, outstanding. The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $137,646,000 as of March 28, 2007.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2006

PART I

Item 1 - Our Business

General Description of Our Business

Reading International, Inc., a Nevada corporation (“RDI”), was incorporated in 1999 incident to our reincorporation in Nevada. However, we trace our corporate roots back to the Reading Railroad and its corporate predecessors, first incorporated in 1833. Our Class A Nonvoting Common Stock (“Class A Stock”) and Class B Voting Common Stock (“Class B Stock”) are listed for trading on the American Stock Exchange under the symbols RDI and RDI.B. Our principal executive offices are located at 500 Citadel Drive, Suite 300, Commerce, California 90040. Our general telephone number is (213) 235-2240. Our website can be found at www.readingrdi.com. In this Annual Report, we from time to time use terms such as the “Company,” “Reading” and “we,” “us,” or “our” to refer collectively to RDI and our various consolidated subsidiaries and corporate predecessors.

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

While we do not believe the cinema exhibition business to be a growth business at this time, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead. This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option. However, since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see our future asset growth coming more from our real estate development activities than from the acquisition or development of additional cinemas. While we intend to be opportunistic in adding to our existing cinema portfolio, we believe it likely that, going forward, we will be reinvesting our free cash flow more in our general real estate development activities than in the acquisition or development of additional cinemas. Over time, we anticipate that our cinema operations will become increasingly a source of cash flow to support our real estate oriented activities, rather than a focus of growth, and that our real estate activities will become the principal thrust of our business.

In short, while we do have operating company attributes, we see ourselves principally as a hard asset company and intend to add to shareholder value by building the value of our portfolio of tangible assets.

Consistent with this business philosophy, during 2006, we have, with respect to our cinema assets and operations:

•
worked to consolidate our joint venture cinema holdings and cut down our operating complexity by selling to our joint venture partner (Everard Entertainment) our 50% joint venture interests in three mainstream cinemas (aggregating 13 screens) operated under the “Berkeley” name in suburban Auckland, New Zealand, and acquired from Everard Entertainment its 50% interest in our joint venture cinema (8 screens) in Christchurch, New Zealand. As a result of these transactions, we only have one joint venture cinema remaining with Everard Entertainment;

•
entered into an agreement to acquire the long-term ground lease interest underlying our Tower Theater in Sacramento, California (the principal art cinema in Sacramento); refurbished, expanded and reopened the Rialto art cinema in Auckland, in which we have a 50% unconsolidated joint venture interest with SkyCity Leisure Ltd. This Rialto cinema is the premier art house in New Zealand;

•	entered into agreements for lease with respect to two new 8-screen cinemas currently under development in regional shopping centers located in fast growing residential areas in Australia. It is anticipated that these cinemas will open in the first quarters of 2008 and 2010. One of these agreements to lease was executed in 2006 and the other in February 2007; and

•	obtained the final governmental approvals required for the construction of the approximately 33,000 square foot cinema component of our Newmarket ETRC.

and with respect to our real estate assets and operations:

•	obtained final approval for the rezoning of our 50.6 acre Burwood property from an essentially extractive industry use to a mixed retail, entertainment, commercial and residential use;

•	completed construction and lease-up of the retail components of our Newmarket ETRC;

•
completed the assemblage of two additional parcels of land, totaling 0.4 acres, into our existing Moonee Ponds property. This acquisition increases our holdings at Moonee Ponds (a suburb of Melbourne) to 3.3 acres and gives us frontage facing the principal transit station servicing the area. We are currently working to finalize plans for the development of this property into a mixed use entertainment based retail and commercial complex;

•
formed Landplan Property Partners, Ltd (“Landplan”) to identify, acquire and develop or redevelop properties in Australia and New Zealand on an opportunistic basis. Through March 28, 2007, we have acquired two such properties, one in Australia and one in New Zealand, for a total investment of approximately $6.7 million;

•
acquired for $1.8 million, an 18.4% equity interest in Malulani Investments, Limited (“MIL”), a closely held Hawaiian company that currently owns approximately 763,000 square feet of developed commercial real estate principally in California, Hawaii and Texas, and approximately 22,000 acres of agricultural land in Northern California. Included among MIL’s assets is the Guenoc Winery, consisting of approximately 400 acres of vineyard land and a winery equipped to bottle up to 120,000 cases of wine annually. This land and commercial real estate holdings are encumbered by debt; and

•
on the financing front, in February 2007 we privately placed $50.0 million of 20-year Trust Preferred Securities, with dividends fixed at 9.22% for the first five years, to serve as a long term financing foundation for our real estate assets. There are no principal payments until maturity in 2027 when the notes are paid in full. Although structured as the issuance of trust preferred securities by a related trust, the financing is essentially the same as an issuance of fully subordinated debt: the payments are tax deductible to us and the default remedies are the same as debt. The net proceeds of this issuance have been used principally to retire all of our bank indebtedness in New Zealand of $34.4 million (NZ$50.0 million) and to pay down our bank indebtedness in Australia by $5.8 million (AUS$7.4 million).

At December 31, 2006, our assets include:

•	interests in 44 cinemas comprising some 286 screens;

•
fee ownership of approximately 1.1 million square feet of developed commercial real estate, and approximately 16.9 million square feet of land (including approximately 2.5 million square feet of land held for development), located principally in urbanized areas of Australia, New Zealand and the United States;

•	cash, cash equivalents and investments in marketable securities aggregating $19.4 million;

•
a 25% interest, representing an investment of $3.0 million, in the limited liability company currently completing final sell-out of Place 57, the 36-story, 68-residential unit mixed use condominium project on 57th Street near 3rd Avenue in Manhattan; and

•	an 18.4% interest in MIL, already described above.

At December 31, 2006, the book value of our assets was approximately $289.2 million; and as of that same date, we had a consolidated stockholders’ book equity of approximately $107.7 million. Calculated based on book value, nearly 70% of our assets, or approximately $202.1 million, relates to our real estate activities. Calculated based on book value, nearly 74% of our assets, or approximately $214.7 million, represents assets located in Australia and New Zealand.

At December 31, 2006, the allocation between our cinema assets and our non-cinema assets was approximately 22% and 78%, respectively.

We believe that, given the nature of our real estate oriented balance sheet, our development activities, and the appreciation enjoyed by real estate assets over the past several years, that our book value substantially understates the fair market value of our assets.

Summary of Our Cinema Exhibition Activities

We conduct our cinema operations on four basic and rather simple premises:

•
first, notwithstanding the enormous advances that have been made in home entertainment technology, humans are essentially social beings, and will continue to want to go beyond the home for their entertainment, provided that the they are offered clean, comfortable and convenient facilities, with state of the art technology;

•
second, cinemas can be used as anchors for larger retail developments, and our involvement in the cinema business can give us an advantage over other real estate developers or redevelopers who must identify and negotiate exclusively with third party anchor tenants;

•
third, pure cinema operators can get themselves into financial difficulty as demands upon them to produce cinema based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites. While we believe that there will continue to be attractive cinema acquisition opportunities in the future, we do not feel pressure to build or acquire cinemas for the sake of simply adding on units, and intend to focus our cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us; and

•
fourth, we are never afraid to convert an entertainment property to another use, if that is a higher and better use of our property, or to sell individual assets, if we are presented with an attractive opportunity.

Our current cinema assets are described in the following chart:

	Wholly Owned	Consolidated[1]	Unconsolidated[2]	Managed[3]	Totals
Australia	16 cinemas 120 screens	3 cinemas 16 screens	1 cinema[4] 16 screens	None	20 cinemas 152 screens
New Zealand	9 cinemas 48 screens	None	6 cinemas[5] 30 screens	None	15 cinemas 78 screens
United States	6 cinemas 41 screens	1 cinema[6] 6 screens	None	2 cinemas 9 screens	9 cinemas 56 screens
TOTALS	31 cinemas 209 screens	4 cinemas 22 screens	7 cinemas 46 screens	2 cinemas 9 screens	44 cinemas 286 screens

1  Cinemas owned and operated through consolidated, but not wholly owned, majority owned subsidiaries.
2  Cinemas owned and operated through unconsolidated subsidiaries.
3  Cinemas in which we have no ownership interest, but which are operated by us under management agreements.
4  33.3% unincorporated joint venture interest.
5  50% unincorporated joint venture interests.
6 The Angelika Film Center and Café in Manhattan is owned by a limited liability company in which we own a 50% interest with rights to manage.

We focus on the ownership and operation of three categories of cinemas:

•	first, modern stadium seating multiplex cinemas featuring conventional film product;

•	second, specialty and art cinemas, such as our Angelika Film Centers in Manhattan and Dallas and the Rialto cinema chain in New Zealand; and

•	third, in some markets, particularly small town markets that will not support the development of a modern stadium design multiplex cinema, conventional sloped floor cinemas.

With the exception of certain of our joint venture cinemas, we operate and book all of our cinemas on an “in-house” basis, through cinema executives located in Manhattan, Melbourne, Australia and Wellington, New Zealand.

Summary of Our Real Estate Activities

Our real estate activities have historically consisted principally of:

•
the ownership of fee or long term leasehold interests in properties used in our cinema exhibition and live theater activities or which were acquired in anticipation of the development of cinemas or ETRCs;

•	the acquisition of fee interests for the development of cinemas or ETRCs; and

•	the redevelopment of existing cinema sites to their highest and best use.

For example, Place 57, a 36-story 68-residential unit mixed-use condominium project on 57th Street near 3rd Avenue was the result of the redevelopment of one of our Manhattan cinema sites. Recently, however, we have begun to diversify into other types of real estate investments.

In 2006, we formed Landplan Property Partners, Ltd, to identify, acquire and develop or redevelop properties on an opportunistic basis. Typically, properties are acquired or held in individual special purpose entities. We refer to Landplan Property Partners, Ltd, collectively with these special purpose entities as “Landplan.” To date, Landplan has acquired one property in Australia and one in New Zealand for an aggregate investment of $6.7 million. The Australia property was acquired in September 2006 and the New Zealand property was acquired in February 2007.

In addition, we have acquired an approximately 18.4% common equity interests in Malulani Investments Limited, a closely held Hawaiian company which currently owns approximately 763,000 square feet of developed commercial real estate principally in California, Hawaii and Texas, and approximately 22,000 acres of agricultural land in Northern California. Included among Malulani’s assets are the Guenoc Winery, consisting of approximately 400 acres of vineyard land and a winery configured to bottle up to 120,000 cases of wine annually and Langtry Estates and Vineyards. This land and commercial real estate holdings are encumbered by debt.

To date, we have developed, in Australia and New Zealand, three ETRCs comprising approximately 337,000 square feet of development and the shopping center component of a fourth ETRC, comprising some 100,000 square of development. The 100,000 square feet of shopping center space in this fourth ETRC is fully leased, and it is anticipated that the cinema component will be completed in early 2009.

Set forth below is a list and brief description of our principal development properties:

The Burwood Project: Melbourne, Australia

Our Burwood Project is an approximately 50.6 acre parcel of unimproved real estate located in the demographic center of Melbourne and now zoned for mixed retail, entertainment, commercial and residential uses. The build-out of our Burwood project will likely be an area of particular focus for us over the next several years.

We purchased this property, originally zoned for extractive industry purposes, with the intention of upgrading the zoning and developing an ETRC. Our Burwood project, together with certain adjoining properties owned by third parties, was designated as a “major activity centre” in 2002. In order to qualify as a “major activity centre” an area must have the following characteristics:

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

This re-designation has allowed us to substantially increase the intensity and diversity of the permitted use for the property and we were last year successful in obtaining a final rezoning of the property for mixed retail, entertainment, commercial and residential uses.

Our Burwood property is located at the intersection of the Burwood Highway and Middleborough Road and is the largest undeveloped parcel of land in any “major activity centre” in Victoria, Australia. Approximately 430,000 people live within five miles of the site, which is well served by both public transit and surface streets. We estimate that approximately 70,000 people pass by the site each day.

Incident to the development of our Burwood property, in late 2006, we began various fill and earth moving operations. In late February 2007, it became apparent that our cost estimates with respect to site preparation were low, as the extent of the contaminated soil present at the site - a former brickworks - was greater than we had originally believed. We are currently evaluating the additional site preparation costs likely to be associated with the removal of this contaminated soil. As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site. However, as a practical matter we intend to address these issues in connection with our planned redevelopment of the site as a mixed-use retail, entertainment, commercial and residential complex.

We anticipate that the project will be constructed in a variety of separate phases, commencing late in 2007 and looking to final completion sometime in 2015 and will require an investment in excess of $500.0 million. Under the now approved zoning scheme, each of these separate phases will still require the approval of specific development plans consistent with this overall zoning designation. The zoning approval has provided a framework for allowable uses that can be defined in a Development Plan Overlay currently in the process of approval. Key issues are building envelopes and traffic generation. To date, 32,000 square feet of retail - as of right, with entertainment, commercial, and residential uses are being considered under this Development Plan Overlay.

The Courtenay Central, Phase II Project; Wellington, New Zealand

Courtenay Central is an approximately 160,000 square foot ETRC we developed in central Wellington, New Zealand. Phase II is an approximately 38,000 square foot property adjacent to Courtenay Central, and currently used as an auto sales yard. We anticipate the construction of an approximately 155,000 square foot retail project.

The Moonee Ponds Project, Melbourne, Australia

Our Moonee Ponds Project is a 3.3 acre unimproved infill site in suburban Melbourne. Moonee Ponds has been designated under the Melbourne 2030 Planning Strategy as a Principal Activity Centre and our land benefits from the allowable density of development. During 2006, we added approximately 0.4 acres to the project site, through the acquisition of two additional parcels. These additions have, in our view, added significant value to our holdings, by giving our property frontage onto the site of the area’s major transit station. We are currently in the planning stages with respect to this property, and currently anticipate development of a cinema based mixed-use project.

The Redyard Phase II Project; Auburn, Sydney, Australia.

Redyard is an approximately 109,383 square foot ETRC we developed in Auburn, Australia along Parramatta Road. Auburn is a suburb of Sydney located adjacent to the site of the 2000 Sydney Summer Olympics. Phase II is an approximately 96,000 square foot unimproved parcel located adjacent to our existing ETRC.

The Parramatta Road area is currently undergoing a land use review by the local governments having jurisdiction over the area. We understand the intention of this review is to develop a plan for a more intensive and upgraded use for the area, designed to develop Parramatta Road as the “Gateway to Sydney.” Our intention is to continue to hold this property and to work with this review process with the goal of obtaining use rights for a more intensive use of this property than our existing ETRC use.

Entertainment Property Redevelopment Projects

While, other than the Place 57 project, we are not currently actively involved in the redevelopment of any of our entertainment properties, we continue to monitor these properties with an eye towards potential redevelopment, and continue to have discussions with parties interested in participating with us in such redevelopment endeavors. We currently own the fee interest in one of our domestic cinemas, four of our Australian cinemas (28 screens), and in four of our New Zealand cinemas (24 screens). In addition, three of our domestic cinemas are on long-term leases, which are not restricted to cinema use. Included in our non-cinema real estate holdings are the fee interests in three “off Broadway” style live theaters located in Manhattan (the Union Square, Orpheum and Minetta Lane), and in our four stage “off Broadway” style theater/restaurant/office complex in Chicago (the Royal George).

Miscellaneous Real Estate Assets

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

Certain Segment and Geographical Distribution Information

Financial Information about our various segments is set out in Note 21 - Business Segments and Geographic Area Information.

The following table sets forth the book value of our property and equipment by geographical area (dollars in thousands):

	December 31,
	2006	2005
Australia	$86,317	$84,615
New Zealand	38,772	37,025
United States	45,578	45,749
Property and equipment	$170,667	$167,389

The following table sets forth our revenues by geographical area (dollars in thousands):

	December 31,
	2006	2005	2004
Australia	$53,434	$47,181	$43,666
New Zealand	21,230	20,179	13,531
United States	31,461	30,745	26,892
Total Revenues[7]	$106,125	$98,105	$84,089

7  2005 and 2004 revenues have been adjusted from the amounts previously reported. See Note 2 and Note 21 to the 2006 Consolidated Financial Statements.

We Are a Controlled Company under American Stock Exchange Rules and Regulations

We are a “Controlled Company” under Section 801(a) of the American Stock Exchange Company Guide. Accordingly, we are not subject to the American Stock Exchange requirements that at least half of our directors be independent or that we have an independent nominating committee.

As of December 31, 2006, we had outstanding 20,980,865 shares of our Class A Stock and 1,495,490 shares of our Class B Stock. As of this same date, Mr. James J. Cotter was our controlling stockholder, with fully diluted beneficial ownership of 1,161,388 shares of our Class B Stock, representing approximately 71.1% of such shares. In addition, Mr. Cotter, his affiliates, and members of his immediate family are the fully diluted beneficial owners of 5,788,430 shares of our Class A Stock. Collectively, their beneficial ownership represents approximately 30.7% of our aggregate outstanding Class A Stock and Class B Stock.

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

A discussion of related party transactions is set forth in Note 25 - Related Parties and Transactions to the 2006 Consolidated Financial Statements.

A More Detailed Description of Our Business

Our Pacific Rim Cinema Operations (Australia and New Zealand)

General

On a consolidated basis, we currently own or operate 19 cinemas consisting of 136 screens in Australia, and 9 cinemas with 48 screens in New Zealand. We also own, directly or indirectly, 50% unincorporated joint venture interests in six cinemas, consisting of 30 screens, in New Zealand and a 33% unincorporated joint venture interest in a 16-screen cinema in the Brisbane area of Australia.

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

Our Australian and New Zealand cinemas derive approximately 73% of their 2006 revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of state and local sales or service taxes. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by the exhibitor. Film distributors may advertise certain feature films and pay the cost of such advertising. Film rental costs average approximately 41% of box office revenues in Australia and in New Zealand.

Concession sales account for approximately 23% and 22% of our total 2006 revenues in Australia and New Zealand, respectively. Concession products primarily include popcorn, candy and soda; although certain of Reading’s Australia and New Zealand cinemas have licenses for the sale and consumption of alcoholic beverages. During 2006, we realized a gross margin on concession sales of approximately 76% and 74% in Australia and New Zealand, respectively.

Screen advertising and other revenues contributed approximately 4% and 5% of our total 2006 revenues in Australia and New Zealand, respectively. The screen advertising business in Australia and New Zealand has moved to prominently 35mm film advertisements by national advertisers. Local advertising is undertaken by individual cinema operators on a site-by-site basis and is largely undertaken via the improved technology offered by digital projection. Our cinemas, where it is applicable, undertake slide advertising as an ancillary function to the overall cinema business.

Entertainment-Themed Retail Center Development

We are engaged through Reading Australia and Reading New Zealand in the development of ETRCs that typically consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking on land that we own or control. In December 1999, we opened the cinema portion of our first ETRC in Australia. Located in Perth, the ETRC includes a 10-screen cinema and approximately 19,000 square feet of restaurant and retail space. We opened the multiplex cinema component of our second ETRC in September 2000. That ETRC, located in the Sydney suburb of Auburn, near the site of the Sydney Olympic Village, includes a 10-screen cinema, approximately 57,000 square feet of retail space and an 871-space subterranean parking garage. The Auburn site also includes approximately 93,000 square feet of raw land, available for expansion of the ETRC. In March 2002, we opened our Wellington ETRC, comprised of a 10-screen cinema, approximately 38,000 square feet of restaurant and retail space and 1,086 parking spaces located in an adjacent nine level parking garage. The Wellington site also includes approximately 38,000 square feet of raw land, available for expansion of the ETRC. We are presently in the design phase of a plan to develop an additional 155,000 square feet of retail space (including a multiplex art cinema) on this land. During 2005, we completed the construction of an approximately 100,000 square foot shopping centre as stage one of a larger ETRC on our approximately 177,000 square foot parcel in Newmarket, a suburb of Brisbane, in Queensland, Australia. We have now completed the lease-up of the retail portions of that center, and have obtained the zoning and building approvals necessary to commence construction of the cinema component of the center. We currently anticipate that the cinema portion will be completed by early 2009.

Our Ongoing Entertainment-Themed Retail Center Projects

Auburn, New South Wales

In Auburn, the Auburn City Council, in coordination with other local governments, is currently reviewing the land use parameters for the areas adjacent to Parramatta Road in which our property is located. Parramatta Road, which runs adjacent to Homebush Bay, the site of the 2000 Olympic Games, is one of the busiest arterial roadways in the greater Sydney area, and is considered by many to be the “gateway” to Sydney. Consequently, there is significant community interest in upzoning the uses along this road. As a major landowner in this area, we intend to be actively involved in this process and are hopeful that this rezoning process will substantially enhance the value of our remaining unimproved 93,000 square foot parcel. This parcel is currently carried on our books at $28.2 million (AUS$35.8 million).

Burwood, Victoria

The biggest real estate project in our pipeline is the development of our 50.6 acre Burwood Project. On February 20, 2006, the Victoria State Government approved a rezoning of that parcel from an industrial classification to a mixed-use classification allowing a broad range of entertainment, retail, commercial and residential uses.

We contemplate developing the project in a series of phases, with final completion sometime in 2015. While the land use issues are now resolved, individual development plans will need to be prepared and approved for each of the phases, dealing with issues such as project design and traffic management. The Development Plan Overlays have been prepared and are currently under review for local government approval. Ultimately, we estimate that the total project will require development funding of approximately $500.0 million. We currently carry this property on our books at $24.3 million (AUS$30.9 million).

Moonee Ponds, Victoria

We are also in the planning stages of a proposed combination ETRC/residential development for our 3.3 acre Moonee Ponds site. This property is within the Moonee Ponds designated “Principal Activity Area,” allowing high density development. Accordingly, our plans for that property will be necessarily influenced by the manner in which adjacent properties are developed within the “Principal Activity Area.” Our Moonee Ponds property is currently carried on our books at $8.9 million (AUS$11.2 million).

Newmarket, Queensland

Last year we completed the construction and lease-up of the 100,000 square foot retail component of our Newmarket development in a suburb of Brisbane. The design for the anticipated 33,000 square foot cinema component of the project has now been approved by the relevant government authorities, and we anticipate completion of this final element by early 2009.

Wellington, New Zealand

We are currently reviewing our options for the second phase of our Wellington ETRC. While we were successful in obtaining regulatory approval last year for an approximately 155,000 square foot expansion of our existing centre, the timing of the development of that space will ultimately depend upon the retail market in Wellington, which has not been strong in recent periods. Accordingly, our plans for that site are currently in a holding pattern, while we wait for demand for retail space to improve and consider other complementary entertainment center uses for the property. The 38,000 square foot pad intended to support this second phase is currently carried on our books at $2.3 million (NZ$3.2 million), and is being currently rented on a month-to-month basis as a car sales yard.

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

Effective October 1, 2005, we purchased, indirectly, the beneficial ownership of 100% of the stock of Rialto Entertainment for $4.8 million (NZ$6.9 million). Rialto Entertainment is a 50% joint venture partner with SkyCity Leisure Ltd (“Sky”) in Rialto Cinemas, the largest art cinema circuit in New Zealand. The joint venture owns or manages five cinemas with 22 screens in the New Zealand cities of Auckland, Wellington, Dunedin, Hamilton and Christchurch. All of the cinemas are in leased facilities. Our interest in this joint venture is accounted for using the equity method.

Also, as of October 1, 2005, we purchased for $694,000 (NZ$1.0 million) a one-third interest in Rialto Distribution. Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia. The remaining 2/3rd interest was retained by the founders of the company, who intend to remain active in the business and who have been in the art film distribution business since 1993. While we have not historically been involved in the distribution of film, we believe that this investment complements our cinema exhibition operations in Australia and New Zealand and could potentially complement our art film exhibition activities in the United States. Our interest in this joint venture is accounted for using the equity method.

One of our cinemas, consisting of eight screens, in Botany Downs, New Zealand is held in 50/50 unincorporated joint venture with Everard Entertainment. Since this joint venture is unincorporated joint venture, we own a direct undivided interest in the lease, equipment, and business comprising the joint venture’s assets. In 2003, we acquired a 33% unincorporated joint venture interest in a 16-screen multiplex cinema located in a suburb of Brisbane, and operated under the Birch Carroll & Coyle name. Since this is also an unincorporated joint venture, we hold our 33% interest directly as an undivided interest in the lease, equipment and business comprising this cinema asset. Our interest in this joint venture is accounted for using the equity method.

Management of Cinemas

Our employees manage Reading Australia’s wholly owned and consolidated cinemas and Reading New Zealand’s wholly owned cinemas. Our six New Zealand joint venture cinemas are operated by two joint ventures in which Reading New Zealand is, directly or indirectly, a 50% joint venture partner. While our employees are actively involved in the management of the Botany Downs joint venture, the management of the five cinemas operated under the Rialto name is, generally speaking, performed by Sky, while we are principally responsible for the booking of the Rialto Cinemas. The 16-screen Brisbane joint venture cinema is operated under the supervision of a management committee over which each of the joint venture partners holds certain veto rights and is managed by Birch Carroll & Coyle.

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

Australia is the sixth largest country in the world in landmass with a population of approximately 20.3 million people. This population is concentrated in a few coastal urban areas, with approximately 4.2 million in the greater Sydney area, 3.6 million in the greater Melbourne area, 1.8 million in the Brisbane area, 1.5 million in Perth and 1.1 million in Adelaide. Australia is one of the richest countries in the world in terms of natural resources per capita and one of the most economically developed countries in the world, although vast areas of the interior, known as “the Outback,” remain all but uninhabited. The principal language is English, and the largest part of the population traces its origin to Britain and Europe, although an increasing portion of the population has emigrated from the Far East. Australian taste in film has historically been similar to that of American audiences.

Internal trade is dominated by the two most populous states, New South Wales (mainly Sydney) and Victoria (mainly Melbourne). Together these two states account for a majority of all wholesale trade and a significant percentage of retail sales. At the present time, Australia’s principal trading partners are Japan and the European Union.

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

Background Information Concerning New Zealand

New Zealand is also a self-governing member of the Commonwealth of Nations. It is comprised of two large islands, and numerous small islands, with a total land area of approximately 104,500 square miles. The country has a population of approximately 4.1 million people, most of who are of European descent and the principal language is English. Wellington, with a population of approximately 450,000, is the capital and Auckland, with a population of approximately 1.2 million, is the largest city. Most of the population lives in urban areas.

New Zealand is a prosperous country with a high standard of social services. The national economy is largely dependent upon the export of raw and processed foods, timber, and machinery. Principally a trading nation, New Zealand exports about 30% of its gross national product. In the past (particularly before the United Kingdom entered the Common Market in 1973), New Zealand’s marketing focused on a small number of countries, principally the United Kingdom. Currently, only approximately 5% of New Zealand’s trade is with the United Kingdom. Australia and the United States are New Zealand’s principal trading partners. New Zealand’s economy remains sensitive to fluctuations in demand for its principal exports.

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

The laws for monitoring and approving significant overseas investment into New Zealand reflect the country’s generally receptive attitude towards such investment and the generally facilitating nature of the country’s foreign investment policies. One hundred percent overseas ownership can be approved in nearly all industry sectors, including motion picture exhibition and distribution. A review process is also applicable to certain land transactions and the purchase of businesses or assets having a value of NZ$100,000 or more.

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

Competition

The film exhibition market in both Australia and New Zealand is highly concentrated and, in certain cases in Australia, vertically integrated. The principal exhibitors in Australia include a joint venture of Greater Union and Village (GUV) in certain suburban multiplexes. The major exhibitors control approximately 67% of the total cinema box office: Village/Greater Union/Birch Carroll and Coyle 45% and Hoyts Cinemas (“Hoyts”) 22%. Greater Union have 255 screens nationally; Village 219 screens; Birch Carroll & Coyle (a subsidiary of Greater Union) 218 screens and Hoyts 333 screens. By comparison, our cinemas represent approximately 6% of the total box office.

The major change in New Zealand this year was the exiting of Village Theatres from this market. The major players are now Sky Cinemas (who purchased Village’s share of these theaters) with 88 screens nationally, Reading with 48 screens (not including partnerships), and Hoyts with 51 screens. The major exhibitors in New Zealand control approximately 62% of the total box office: Sky Cinemas 30%, Reading 17% and Hoyts 15%, (Sky and Reading market share figures again do not include any partnership theaters).

In 2003, we acquired a 33% unincorporated joint venture interest in an existing 16-screen cinema located in suburban Brisbane that is currently owned in principal part by Village and Birch Carroll & Coyle. This marks our only joint venture arrangement with any of the Major Exhibitors in Australia. We are a 50/50 joint venture partner with Sky in the Rialto circuit in New Zealand.

Greater Union is the owner of Birch Carroll & Coyle. Generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by a joint venture comprised of Greater Union and Village. These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately $909.8 million (AUS$1.2 billion) at June 30, 2005. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately $350.2 million (AUS$461.9 million) at June 30, 2006. Hoyts does not separately publish financial reports. Hoyts is currently owned 50% by West Australian Newspapers and 50% by Publishing and Broadcasting, Ltd., a company controlled, until his recent death, by Mr. Kerry Packer. Mr. Packer was considered one of the wealthiest men in Australia with a net worth estimated at $4.7 billion (AUS$6.5 billion).

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

Currency Risk

Generally speaking, we do not engage in currency hedging. Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis. Other than the capitalization of existing debt from time to time, no funds have been contributed from our U.S. operations to our Australia or New Zealand operations since 2001 until our February 2007 Trust Preferred Offering described below. The book value, stated in U.S. dollars, of our net assets in Australia and New Zealand, (assets less third party liabilities and without intercompany debt), at December 31, 2006 are as follows (dollars in thousands):

Net Assets
Reading Australia	$64,360
Reading New Zealand	18,549
Net Assets	$82,909

In 2006, we determined that it would be beneficial to have a layer of long term fully subordinated debt financing to help support our long term real estate assets. On February 5, 2007 we issued $50.0 million in 20-year fully subordinated notes, interest fixed for five years at 9.22%, to a trust which we control, and which in turn issued $50.0 million in trust preferred securities in a private placement. There are no principal payments until maturity in 2027 when the notes are paid in full. The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes. The placement generated $48.4 million in net proceeds, which were used principally to retire all of our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million). This is a departure from our historic practice of borrowing principally in local currencies and adds an increased element of currency risk to our Company. We believe that this currency risk is mitigated by the comparatively favorable interest rate and the long-term nature of the fully subordinated notes.

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

At the present time, the Australian and New Zealand dollars are trading at the upper half of their historic 20-year range vis-à-vis the U.S. dollar. Set forth below is a chart of the exchange ratios between these three currencies over the past ten years:

Seasonality

Major films are generally released to coincide with the school holiday periods, particularly the summer holidays. Accordingly, our Australian and New Zealand operations typically record greater revenues and earnings during the first half of the calendar year.

Employees

Reading Australia has 27 full time executive and administrative employees and approximately 727 cinema and property employees. None of our Australia based employees is unionized. Reading New Zealand has 7 full time executive and administrative employees and approximately 296 cinema and property level employees. On January 26, 2007, we entered into a collective agreement with the employees of our Courtenay Central complex which has an 18-month term. This agreement defines the terms of engagement of our employees and is consistent with other industry agreements. Notwithstanding the unionization effort in New Zealand, we believe our relations with our employees to be generally good.

Our Domestic Cinemas

General

We currently operate 56 screens in nine cinemas in the United States (including two managed cinemas with nine screens). Our domestic cinema operations engage in the exhibition of mainstream general release film in our conventional cinemas, such as the Cinemas 1, 2 & 3, the Village East Theatre and the East 86th Street Cinema in Manhattan and the Manville 12 in Manville, New Jersey. We also engage in the exhibition of art and specialty film at our art cinemas such as the Angelika Film Centers in Manhattan, Dallas, Houston and Plano and the Tower Theatre in Sacramento, California.

Most of our domestic cinemas are leased, other than the Cinemas 1, 2 & 3 property which we own and the East 86th Street Cinema in Manhattan and the Plano Angelika which are operated pursuant to management contracts. Our Angelika cinema in Manhattan is owned by a limited liability company owned 50% by us and 50% by a subsidiary of National Auto Credit, but it is under our management. The Manville 12 is leased pursuant to a ground lease through April 2024 (with various renewal rights through 2049) which allows the property to be used, at our discretion, for other retail uses.

In recent years, the domestic cinema exhibition industry has gone through major retrenchment and consolidation, creating considerable uncertainty as to the direction of the domestic film exhibition industry, and our role in that industry. Several major cinema exhibition companies have gone through bankruptcy over the past five years, or have been otherwise financially restructured. Regal Cinemas emerged from bankruptcy and combined with Edwards and United Artists (which also went through bankruptcy) to create a circuit that has now grown to approximately 6,386 screens, in approximately 539 cinemas. Loews merged into AMC on January 26, 2006. AMC now has approximately 4,621 screens in approximately 337 cinemas in the United States and Canada. Landmark Theaters, the largest art and specialty film exhibitor in the United States, has also emerged from bankruptcy and is now owned by a private company controlled by Mark Cuban (an individual with a reported personal net worth of $1.3 billion). These companies, having used bankruptcy to restructure their debt and to rid themselves of burdensome leases and in some cases to consolidate, are now much stronger competitors than they were just a few years ago.

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

In 2003, we commenced antitrust litigation against, among others, Regal, Loews, Columbia, Disney, Fox, MGM, Paramount and Universal, in an effort to stop Regal from, in essence, preventing the distribution defendants from providing quality first run film to our Village East cinema in Manhattan. Warner Bros, New Line and Miramax were not named as defendants, since they have continued to supply first run film to our cinema. During 2005 and 2004, we incurred costs and expenses related to the litigation. We have, however, now reached settlement with all of the defendant distributors on terms that we believe to be beneficial to our Company. In January 2006, we lost a summary judgment motion to Regal and have determined not to pursue an appeal, as our principal objective of the litigation, to open film supply to our Village East cinema, has now been accomplished.

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

Several major exhibitors have now announced plans to convert their cinemas to digital projection. At some point, this will compel us likewise to incur the costs of conversion, as the costs of digital production are much less than the cost of conventional film production, from the studio’s point of view and as distributors will, at some point in time to cease distributing film prints. We estimate that, at the present time, it would likely cost in the range of $23.7 million for us to convert our wholly owned cinemas to digital distribution on a worldwide basis.

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

While no assurances can be given, it may be that the reorganization and restructuring of the domestic cinema exhibition market will produce opportunities for us to grow our art and specialty circuit by acquiring, on favorable terms, rights to operate cinemas no longer seen as suitable or competitive as conventional first run film venues, or for other reasons, no longer attractive to other exhibitors. However, the revitalization of Landmark with the acquisition of that company in 2003 by Mark Cuban may present us with new hurdles and new challenges. Also, the owners of large modern multiplex cinemas are to some degree seeking out the higher grossing art product to fill their screens, thus reducing the ability of older art specialty cinemas to attract such films. This can materially adversely affect the viability of these specialty theaters, since they often need these high grossing art and specialty films in order to survive. In any event, we do not intend to aggressively pursue domestic expansion opportunities simply to buy market share, and if attractive opportunities do not become available, we will continue to focus on the operation of our existing cinemas and the exploitation of the real estate elements underlying those cinemas.

Our domestic cinemas derive approximately 72% of their revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of state and local sales or service taxes. Show times and features are placed in advertisements in local newspapers and, in some cases, Reading contributes a small percentage of these costs. Film distributors may also advertise certain feature films and those costs are generally paid by distributors. Film rental expense represented approximately 41% of box office receipts for 2006.

Concession sales account for approximately 21% of total revenues for 2006. Concession products primarily include popcorn, candy and soda, but Reading’s art cinemas typically offer a wider variety of concession offerings. Our Angelika cinemas in Manhattan, Dallas, Houston and Plano include café facilities, and the operations in Dallas, Houston and Plano are licensed to sell alcoholic beverages. Our domestic cinemas achieved a gross margin on concession sales of approximately 81% for 2006.

Screen advertising and other revenues contribute approximately 7% of total revenues for 2006. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

Licensing/Pricing

Film product is available from a variety of sources ranging from the major film distributors such as Columbia, Disney, Buena Vista, DreamWorks, Fox, MGM, Paramount, Warner Bros and Universal, to a variety of smaller independent film distributors such as Miramax. The major film distributors dominate the market for mainstream conventional films. Similarly, most art and specialty films come from the art and specialty divisions of these major distributors, such as Fox’s Searchlight and Disney’s Miramax. Generally speaking, film payment terms are based upon an agreed upon percentage of box office receipts. In 2004, however, our access to film was adversely affected by the decision by Fox, Fox Searchlight and Universal not to distribute film to us domestically during the pendency of our antitrust litigation against them. As our claims against them have now been settled, we are once again able to access their film product. Our access to film was likewise adversely affected in 2005 by a decision by Paramount to not distribute film to us domestically during the pendency of that same lawsuit. However, that claim was settled in early 2006, and we had full access to film from all distributors for most of 2006.

Until recently, the surplus of screens currently available to distributors had eroded the bargaining power of the exhibitors and that bargaining power has been on the side of the distributors. However, with the emergence of the mega circuits, it appears that the balance of power may be somewhat shifting towards the exhibitors. Indeed, as discussed in greater detail below, we believe that in certain situations, our access to first-run film has been adversely affected by the market power of exhibitors such as Regal and AMC.

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

Employees

At December 31, 2006, we employed approximately 366 individuals to operate our domestic cinemas and to attend to our real property operations. On January 31, 2003, we renegotiated our collective bargaining agreement with the projectionist union with respect to our Manhattan cinemas and this agreement expired January 31, 2006. We negotiated a termination of our contract with the union effective January 31, 2007. Our principal executive and administrative offices are located in Los Angeles, California. Approximately 6 executives and 22 other employees are located at our executive offices in Los Angeles and Manhattan. We believe our relations with our employees to be good.

Our Real Estate Activities

General

While we report our real estate as a separate segment, it has historically operated as an integral portion of our overall business. Since our entry into the cinema exhibition business, our real estate activities have principally been in support of that business. Accordingly, in this Annual Report, consistent with our practice in prior periods, we have described our real estate activities as an integrated portion of our cinema operating and development activities.

However, in light of our view that future growth opportunities in the cinema industries are now quite limited in the countries in which we operate, and, as we have no current plan to enter any new foreign markets, we intend to focus more on our real estate activities as a separate business activity.

Landplan Property Partners, Ltd

In 2006, we formed Landplan Property Partners, Ltd, to identify, acquire and develop or redevelop properties on an opportunistic basis. In connection with the formation of Landplan, we entered into an agreement with Mr. Doug Osborne pursuant to which (i) Mr. Osborne will serve as the chief executive officer of Landplan and (ii) Mr. Osborne’s affiliate, Landplan Property Group, Ltd (“LPG”), will perform certain property management services for Landplan. The agreement provides for Mr. Osborne to hold an equity interest in the entities formed to hold these properties; such equity interest to be (i) subordinate to our right to an 11% compounded return on investment and (ii) subject to adjustment depending upon various factors including the term of the investment and the amount invested. Generally speaking, this equity interest will range from 27.5% to 15%. At December 31, 2006, Landplan had acquired one property in Australia.

Malulani Investments

In addition, we have acquired an approximately 18.4% common equity interests in Malulani Investments Limited (MIL), a closely held Hawaiian company which currently owns approximately 763,000 square feet of developed real estate principally in California, Hawaii and Texas, and approximately 22,000 acres of agricultural land in Northern California. Included among Malulani’s assets are the Guenoc Winery, consisting of approximately 400 acres of vineyard land and a winery configured to bottle up to 120,000 cases of wine annually and Langtry Estates and Vineyards. This land and commercial real estate holdings are encumbered by debt. To date, our requests to management for information about MIL, including consolidated financial information, have not been honored.  We have brought litigation against MIL and certain of its directors in an effort to improve our access to information, including consolidated financial information.  While we believe that we should prevail in our efforts in this regard, as in all litigation matters, no assurances can be given.

Incident to that investment, we have entered into a shareholders agreement with Magoon Acquisition & Development, LLC (“Magoon LLC”), which includes certain right of first refusal and cost sharing provisions and which grants to James J. Cotter (our Chairman, Chief Executive Officer and controlling shareholder), a proxy to vote the shares held by Magoon LLC in MIL and in MIL's parent company, The Malulani Group, Limited (“TMG”). Magoon LLC owns approximately 12% of MIL and 30% of TMG. Accordingly, through Mr. Cotter, we currently vote 30% of the shares of MIL and TMG which represents a voting interest sufficient to elect one representative to the boards of directors of each of these two companies. Through the use of this voting power, we have elected Mr. Cotter to the Board of Directors of MIL. The shareholders agreement also gives us the right to cause Magoon LLC to join with us in the formation of a limited liability company which we would control, and which would provide to us, after return of capital on a last in, first out basis, a 20% preferred allocation of profits and distributions.

Real Estate Holdings

Our current real estate holdings are described in detail in Item 2, Properties, below. At December 31, 2006, our principal wholly owned fee income generating real estate assets with their percentage leased are as follows:

Property[8]	Square Feet of Improvements (rental/entertainment)	Percentage Leased	Gross Book Value (in U.S. Dollars)
Auburn 100 Parramatta Road Auburn, NSW, Australia	57,000 / 57,000 Plus an 871-space subterranean parking structure	71%	$28,191,000
Belmont Knutsford Ave and Fulham St Belmont, WA, Australia	19,000 / 49,000	80%	$11,775,000
Cinemas 1, 2 & 3 1003 Third Avenue Manhattan, NY, USA	0 / 24,000	N/A	$24,986,000
Courtenay Central 100 Courtenay Place Wellington, New Zealand	38,000 / 68,000 Plus a 245,000 square foot parking structure	76%	$26,815,000
Invercargill Cinema 29 Dee Street Invercargill, New Zealand	7,000 / 20,000	85%	$2,311,000
Maitland Cinema Ken Tubman Drive Maitland, NSW, Australia	0 / 22,000	N/A	$1,873,000
Minetta Lane Theatre 18-22 Minetta Lane Manhattan, NY, USA	0 / 9,000	N/A	$4,354,000

8  A number of our properties include entertainment components rented to one or more of our subsidiaries. The rental area and percentage leased numbers are net of such entertainment components as is the book value. Book value and rental information are as of December 31, 2006.

Property[9]	Square Footage of Improvements (rental/entertainment)	Percentage Leased	Gross Book Value (in U.S. Dollars)
Napier Cinema 154 Station Street Napier, New Zealand	5,000 / 18,000	100%	$2,603,000
Newmarket[10] Newmarket, QLD, Australia	93,000 / 0	99%	$33,773,000
Orpheum Theatre 126 2nd Street Manhattan, NY, USA	0 / 5,000	N/A	$1,892,000
Royal George 1633 N. Halsted Street Chicago, IL, USA	37,000 / 23,000 Plus 21,000 square feet of parking	91%	$3,302,000
Rotorua Cinema 1281 Eruera Street Rotorua, New Zealand	0 / 19,000	N/A	$2,530,000
Union Square Theatre 100 E. 17th Street Manhattan, NY, USA	21,000 / 17,000	100%	$8,430,000

9  A number of our properties include entertainment components rented to one or more of our subsidiaries. The rental area and percentage leased numbers are net of such entertainment components as is the book value. Book value and rental information are as of December 31, 2006.
10  The rental components of this project have been opened for business. The cinema component is, however, still in the design phase and not anticipated to open before early 2009.

In addition, in certain cases we have long term leases which we view more akin to real estate investments than cinema leases. These interests are described in the following chart:

Property[11]	Square Footage (rental/entertainment)	Percentage Leased	Gross Book Value (in U.S. Dollars)
Manville	0 / 63,000	N/A	$1,642,000
Village East	5,000 / 37,000	100%	$2,520,000
Waurn Ponds	6,000 / 52,000	100%	$8,170,000

11  A number of our properties include entertainment components rented to one or more of our subsidiaries. The rental area and percentage leased numbers are net of such entertainment components. Book value, however, includes the entire investment in the leased property, including any cinema fit-out. Rental and book value information is as of December 31, 2006.

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

o
our Auburn site is currently improved with a 109,000 square foot ETRC, anchored by a 10 screen, 57,000 square foot cinema. Commonly known as “Red Yard,” the centre also includes an 871 space subterranean parking garage.

o	approximately 93,000 square feet of the site is currently unimproved, and is intended to provide expansion space for phase II of our Red Yard project.

o
the Auburn City Council, in coordination with other local governments, is currently reviewing the land use parameters for the areas adjacent to Parramatta Road in which our property is located. Parramatta Road, which runs adjacent to Homebush Bay, the site of the 2000 Olympic Games, is one of the busiest arterial roadways in the greater Sydney area, and is considered by many to be the “gateway” to Sydney. Consequently, there is significant community interest in rezoning the uses along this road. As a major landowner in this area, we intend to be actively involved in this process and are hopeful that this rezoning process will materially enhance the value of our remaining unimproved parcel. We have deferred further work on phase II until we get a better idea of the opportunities that may be opened by this rezoning process.

o	this unimproved parcel is currently carried on our books at $1.6 million (AUS$2.0 million).

•	Burwood, Victoria:

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

o
we do not currently have any funding in place for the development, and are paying for current master planning activities out of cash flow and working capital. The permitted uses outlined in the rezoning for the site are being defined through a Development Plan Overlay review by local government. We currently estimate that complete build-out of the site will require funding in the range of $500.0 million (AUS$635.0 million).

o
our original cost basis in the site is approximately $4.2 million (AUS$5.3 million). The property was originally acquired in 1996, but was revalued upward in connection with the Consolidation in 2001, which was treated as a purchase for accounting purposes. This revaluation was made prior to the designation of the site as a “major activity center” in 2004. The current book value of this property under construction is $24.3 million (AUS$30.9 million).

o
as the property was used by its prior owner as a brickworks, it will be necessary to remove the contaminated soil that resulted from those operations from the site before it can be used for mixed-use retail, entertainment, commercial and residential purposes. In February of this year, we determined that our estimates as to the cost of such removal were too low, in light of the amount of contaminated soil discovered at the site during our grading and fill work at the site. We are currently re-evaluating these estimates and the possible availability of legal recourse against those who were responsible for such contamination.

•	Courtenay Central, Wellington, New Zealand:

o
we are currently the owner operator of an approximately 160,000 square foot ETRC in Wellington, New Zealand, known as Courtenay Central. The existing ETRC consists of a ten screen cinema and approximately 38,000 square feet of retail space. The property also includes a separate nine level parking structure, with approximately 1,086 parking spaces. During 2006, approximately 3.5 million people went through the center.

o	approximately 38,000 square feet of the site is currently unimproved and is intended to provide expansion space for phase II of our Courtenay Central project.

o
we have completed the design and statutory approval phase of the development and we are seeking potential tenants to pre-commit to the centre with respect to the approximately 155,000 Phase II expansion to the centre. The retail market in Wellington is not presently strong and this has delayed our ability to secure suitable anchor tenants for the development. Accordingly, this project is essentially in a holding pattern while we await a turnaround in the retail market and consider alternative uses for the site.

o	no financing is currently in place with respect to Phase II, and current work is being funded from working capital and cash flow.

o	this unimproved parcel is currently being used for parking and is carried on our books at $2.3 million (NZ$3.2 million).

•	Moonee Ponds, Victoria:

o	our Moonee Ponds site is located in suburban Melbourne and currently consists of approximately 3.3 acres of mostly unimproved land.

o
we are currently working on a plan for the mixed use development of the site. The site is located in a “Principal Activity Area.” Accordingly, our development of the property will be influenced by other development activity in the area.

o
we acquired 2.9 acres of the property in April 1997, for a purchase price of $4.9 million (AUS$6.4 million). The remaining 0.4 acres was acquired in September 2006 for a purchase price of $2.5 million (AUS$3.3 million). The additional parcels now give us direct access to the principal transit stop serving the Moonee Ponds area. The total property is carried on our books at $8.9 million (AUS$11.2 million).

o	we intend to work towards the finalization of a plan for the development of this site over 2007.

•	Place 57, Manhattan, New York:

o
we have a 25% non-managing membership interest in the single purpose limited liability company formed to develop the site located at 205-209 E. 57th Street, near the intersection of 57th Street and 3rd Avenue in Manhattan.

o
the property, which was originally the site of our Sutton Theater, has now been redeveloped as an approximately 100,000 square foot residential condominium project with ground floor retail under the name “Place 57.”

o
as of December 31, 2006, approximately 88% of the units have been sold, and an additional 9% are under contract for sale. All the debt has been retired and we had received distributions of approximately $5.9 million.

o	efforts are continuing to lease the ground flow retail space.

Item 1A - Risk Factors

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

Business Risk Factors

We are currently engaged principally in the cinema exhibition and real estate businesses. Since we operate in two business segments (cinema exhibition and real estate), we have discussed separately the risks we believe to be material to our involvement in each of these segments. We have discussed separately certain risks relating to the international nature of our business activities, our use of leverage, and our status as a controlled corporation. Please note, that while we report the results of our live theatre operations as real estate operations - since we are principally in the business or renting space to producers rather than in licensing or producing plays ourselves - the cinema exhibition and live theatre businesses share certain risk factors and are, accordingly, discussed together below.

Cinema Exhibition and Live Theatre Business Risk Factors

We operate in a highly competitive environment, with many competitors who are significantly larger and may have significantly better access to funds than do we.

We are a comparatively small cinema operator and face competition from much larger cinema exhibitors. These larger circuits are able to offer distributors more screens in more markets - including markets where they may be the exclusive exhibitor - than can we. In some cases, faced with such competition, we may not be able to get access to all of the films we want, which may adversely affect our revenues and profitability.

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

The narrowing of this so called “window” for cinema exhibition may be problematic since film licensing fees have historically been front end loaded. On the other hand, the significant quantity of films produced in recent periods has probably had more to do, at least to date, with the shortening of the time most movies play in the cinemas, than any shortening of the cinema exhibition window. In recent periods, there has been discussion about the possibility of eliminating the cinema window altogether for certain films, in favor of a simultaneous release in multiple channels of distribution, such as theaters, pay-per-view and DVD. However, again to date, this move has been strenuously resisted by the cinema exhibition industry and we view the total elimination of the cinema exhibition window, while theoretically possible, to be unlikely.

We also face competition from various other forms of beyond-the-home entertainment, including sporting events, concerts, restaurants, casinos, video game arcades, and nightclubs. Our cinemas also face competition from live theatres and visa versa.

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

Real Estate Development and Ownership Business Risks.

We operate in a highly competitive environment, in which we must compete against companies with much greater financial and human resources than we have.

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

•
The construction of the project on time and on budget. Construction risks include the availability and cost of finance; the availability and costs of material and labor, the costs of dealing with unknown site conditions (including addressing pollution or environmental wastes deposited upon the property by prior owners), inclement weather conditions, and the ever present potential for labor related disruptions.

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

The ownership of investment properties involves risks, such as: (i) ongoing leasing and re-leasing risks, (ii) ongoing financing and re-financing risks, (iii) market risks as to the multiples offered by buyers of investment properties, (iv) risks related to the ongoing compliance with changing governmental regulation clause (iv) (including, without limitation, environmental laws and requirements to remediate environmental contamination that may exist on a property, even though not deposited on the property by us) (v) relative illiquidity compared to some other types of assets, and (vi) susceptibility of assets to uninsurable risks, such as biological, chemical or nuclear terrorism. Furthermore, as our properties are typically developed around an entertainment use, the attractiveness of these properties to tenants, sources of finance and real estate investors will be influenced by market perceptions of the benefits and detriments of such entertainment type properties.

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

•
Risk of adverse government regulation. At the present time, we believe that relations between the United States, Australia and New Zealand are good. However, no assurances can be given that this relationship will continue and that Australia and New Zealand will not in the future seek to regulate more highly the business done by US companies in their countries.

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

Our earnings, as calculated for accounting purposes, have been adversely affected in recent years by our real estate development oriented business plan, by litigation expenses and by competitive conditions in Puerto Rico. Our cinema exhibition and real estate businesses generate significant depreciation. Furthermore, a significant amount of our assets has been invested, in recent periods, in undeveloped land or in properties under development, which do not produce current earnings. We have now exited Puerto Rico, having sold our assets there.

We have negative working capital.

In recent years, as we have invested our cash in new acquisitions and the development of our existing properties, we have moved from a positive to a negative working capital situation. This negative working capital is typical in the cinema exhibition industry, since revenues are received in advance of our obligation to pay film licensing fees, rent and other costs. At the present time, we have credit facilities in place which, if drawn upon, could be used to eliminate this negative working capital position - which we consider to be akin to an interest free loan.

We have substantial short to medium term debt.

Generally speaking, we have financed our operations through relatively short term debt. No assurances can be given that we will be able to refinance this debt, or if we can, that the terms will be reasonable. However, as a counterbalance to this debt, we have significant unencumbered real property assets, which could be sold to pay debt or encumbered to assist in the refinancing of existing debt, if necessary. In February 2007, we issued $50.0 million in 20-year Trust Preferred Securities, and utilized the net proceeds principally to retire short term bank debt in New Zealand and Australia. However, the interest rate on our Trust Preferred Securities is only fixed for five years, and since we have used US Dollar denominated obligations to retire debt denominated in New Zealand and Australian Dollars, this transaction and use of net proceeds has increased our exposure to currency risk.

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

The Internal Revenue Service has given us notice of a claimed liability of $20.9 million in back taxes, plus interest of $13.5 million.

While we believe that we have good defenses to this liability, the claimed exposure is substantial compared to our net worth, and significantly in excess of our current or anticipated near term liquidity. This contingent liability is discussed in greater detail under Item 3 - Legal Proceedings: Tax Audit. If we were to lose on this matter, we would also be confronted with a potential additional $5.4 million in taxes to the California Franchise Tax Board, plus interest of approximately $3.5 million.

Our stock is thinly traded.

Our stock is thinly traded, with an average daily volume in 2006 of only approximately 3,700 shares. This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Ownership Structure, Corporate Governance and Change of Control Risks

The interests of our controlling stockholder may conflict with your interests.

Mr. James J. Cotter beneficially owns 71.1% of our outstanding Class B Voting Common Stock. Our Class A Non-Voting Common Stock is essentially non-voting, while our Class B Voting Common Stock represents all of the voting power of our Company. As a result, as of December 31, 2006, Mr. Cotter controlled 71.1% of the voting power of all of our outstanding common stock. For as long as Mr. Cotter continues to own shares of common stock representing more than 50% of the voting power of our common stock, he will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. Mr. Cotter will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Mr. Cotter but not to other stockholders. In addition, Mr. Cotter and his affiliates have controlling interests in companies in related and unrelated industries. In the future, we may participate in transactions with these companies (see Note 25 - Related Parties and Transactions).

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

Item 1B - Unresolved Staff Comments

Not applicable.

Item 2 - Properties

Executive and Administrative Offices

We lease approximately 8,000 square feet of office space in Commerce, California to serve as our executive headquarters. During 2005, we purchased a 9,000 square foot office building in Melbourne, Australia, to serve as the headquarters for our Australia and New Zealand operations. We occupy approximately 2,000 square feet of our Village East leasehold property for administrative purposes.

Entertainment Properties

Leasehold Interests

We lease approximately 1.1 million square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	254,000	5 - 42 years
Australia	614,000	29 - 40 years
New Zealand	268,000	5 - 10 years

Fee Interests

In Australia, we own approximately 3.2 million square feet of land at eight locations plus one strata title estate consisting of 22,000 square feet. Substantially all of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth and Sydney, including the 50.6 acre Burwood site in suburban Melbourne.

In New Zealand, we own a 190,000 square foot site, which includes an existing 245,000 square foot, nine level parking structure in the heart of Wellington, the capital of New Zealand. All but 38,000 square feet of the Wellington site has been developed as an ETRC which incorporates the existing parking garage. The remaining land is currently leased and is slated for development as phase two of our Wellington ETRC. We own the fee interests underlying three additional cinemas in New Zealand, which properties include approximately 12,000 square feet of ancillary retail space.

In the United States, we own approximately 146,000 square feet of improved real estate comprised of four live theater buildings which include approximately 58,000 square feet of leasable space, the fee interest in our Cinemas 1, 2 & 3 in Manhattan, and a residential condominium unit in Los Angeles, used as executive office and residential space by our Chairman and Chief Executive Officer.

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

•
in New Zealand we own a 50% unincorporated joint venture interest in an eight-screen mainstream cinema in a suburb of Auckland and we own a 50% unincorporated joint venture interest in five cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, Wellington, Dunedin and Hamilton.

•
in the United States, we own a 50% membership interest in Angelika Film Center, LLC, which holds the lease to the approximately 17,000 square foot Angelika Film Center & Café in the Soho district of Manhattan. We also hold the management rights with respect to this asset.

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

Wellington, New Zealand

We are currently the owner operator of an approximately 160,000 square foot ETRC in Wellington, New Zealand, known as Courtenay Central. The existing ETRC consists of a ten screen cinema with approximately 38,000 square feet of retail space and a separate nine level parking structure. We have completed the design and statutory approval phase of the development and we are seeking potential tenants to pre-commit to the centre with respect to an approximately 155,000 square foot Phase II expansion to the centre, to be constructed on the approximately 38,000 square foot parcel adjacent to the existing centre. The retail market has significantly softened in Wellington and this has delayed our ability to secure suitable anchor tenants for the development. Accordingly, phase II is currently in a holding pattern as we wait for the retail market to improve and consider alternative uses for the property.

Newmarket, Queensland

On November 28, 2005, we opened some of the retail elements of our Newmarket ETRC, a 100,000 square foot retail facility situated on an approximately 177,000 square foot parcel in Newmarket, a suburban of Brisbane, the remainder of the retail areas being rented out during the first half of 2006. Plans for a 6-screen cinema as part of the project have been approved by applicable governmental authorities, and it is anticipated that construction of this entertainment component will commence later this year.

Moonee Ponds, Victoria

We own an approximately 3.3 acre property in Moonee Ponds, a suburb of Melbourne. We are currently in the planning phase for a multi-use development. This site is located within the Moonee Ponds “Principal Activity Area” as designated by the Victorian State Government. The site represents an accumulation of three parcels, the last of which was acquired in 2006.

Auburn, New South Wales

We are currently the owner operator of an approximately 109,000 square foot ETRC known as Red Yard, in Auburn, a suburb of Sydney. We own an approximately 93,000 square foot parcel of unimproved land adjacent to that project, which we are holding to develop as Phase II of our Red Yard property. The area in which our property is located will be considered for rezoning as part of a strategy to improve access through to Sydney. Accordingly, we are currently in a holding pattern with respect to this property, as we wait to see how this potential re-zoning progresses.

Other Development or Redevelopment Properties

Australia and New Zealand.

Landplan

Through our Landplan Realty Partners subsidiary, we hold the following properties, acquired for development or re-development for non-entertainment oriented uses and held in special purpose entities:

70 Station Road, Indooroopilly, Brisbane, Australia.

This site, acquired in September 2006, has a land area of 11,000 square feet, and a two-story 3,000 square foot building. We paid US$1.8 million (AUD$2.3 million) for the land. The site is zoned for commercial purposes. We are currently seeking approval to develop a 28,000 square foot grade A commercial office building comprising five floors of office space and two basement levels of parking with 33 parking spaces. We expect to spend US$8.9 million (AUD$11.3 million) in development costs. We plan to complete the project in July 2008.

Subsequent to December 31, 2006, we entered into the following purchase agreement:

Sails Motor Lodge, Lake Taupo, New Zealand.

We purchased this on February 14, 2007 for US$4.9 million (NZD$7.1 million). The property comprises a well established 16-unit motel and a two-story residence. We plan to divide the residence into three units and sell all of the units to investors or owner occupiers. We plan to sell a management right to manage the units.

Other Property Interests and Investments

Domestic

Minority Investments in Real Estate Companies

Place 57, Manhattan

We own a 25% membership interest in the limited liability company that is developing the site of our former Sutton Cinema on 57th Street just east of 3rd Avenue in Manhattan, as a 100,000 square foot residential condominium tower, with ground floor retail. 59 of the residential units have now been sold, 6 residential units are under contract of sale, and 2 of the residential units and the commercial unit are still available for sale. At December 31, 2006, we had received distributions totaling $5.9 million from this project, and we currently anticipate that something in the area of an additional $5.6 million will be distributed during 2007 comprising profit and return of capital investment.

Malulani Investments, Limited

We own an 18.4% equity interest in Malulani Investments, Limited (“MIL”) a closely held private company organized under the laws of the State of Hawaii. The assets of MIL consist principally of commercial properties in Hawaii, California and Texas. MIL’s assets include approximately 763,000 square feet of commercial real estate, the Guenoc Winery and approximately 23,000 acres of contiguous property located in Northern California. Approximately 400 acres of the property in California consists of vineyards, while the remainder is used for agricultural purposes. The property is currently subdivided into approximately 60 separate legal parcels. This land and commercial real estate holdings are encumbered by debt. To date, our requests to management for information about MIL, including consolidated financial information, have not been honored.  We have brought litigation against MIL and certain of its directors in an effort to improve our access to information, including consolidated financial information.  While we believe that we should prevail in our efforts in this regard, as in all litigation matters, no assurances can be given.

In connection with this investment we have entered into a shareholders agreement with Magoon Acquisition and Development, LLC, a limited liability company organized under the laws of the state of California (“Magoon LLC”). Magoon LLC owns an approximately 12% equity interest in MIL and a 30% interest in The Malulani Group, Limited, a closely held private Hawaiian corporation (“TMG”), and the owner of 70% equity interest in MIL. That shareholders agreement grants to us voting control over the MIL and TMG shares held by Magoon, LLC, and provides for various rights of first refusal and cost sharing. In addition, the shareholders agreement grants to us the right to require Magoon LLC to contribute its MIL and TMG shares into a new limited liability company, which would also own our MIL shares, of which we would be the sole managing member. As the sole managing member, we would be entitled to receive 20% of any distributions as a management fee, after return of capital to the members. MIL and TMG both have cumulative voting, and together with Magoon LLC, we have elected James J. Cotter to serve as a member of the Board of Directors of MIL.

Non-operating Properties

We own fee interest in 11 parcels comprising 317.6 acres. These acres consist primarily of vacant land. We believe the value of these properties to be immaterial to our asset base, and while they are available for sale, we are not actively involved in the marketing of such properties. With the exception of certain properties located in Philadelphia (including the raised railroad bed leading to the old Reading Railroad Station), the properties are principally located in rural areas of Pennsylvania and Delaware.

Additionally, we own a condominium in the Los Angeles, California area which is used for offsite corporate meetings and by our Chief Executive Officer when he is in town.

Australia

Melbourne Office Building

On September 29, 2005, we purchased an office building in Melbourne, Australia for $2.0 million (AUS$2.6 million) to serve as the headquarters for our Australia and New Zealand operations. We fully financed this property by drawing on our Australian Credit Facility.

Item 3 - Legal Proceedings

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

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG. As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE. This proposed change would result in an additional tax liability for CRG of approximately $20.9 million plus interest of approximately $13.5 million as of December 31, 2006. In addition, this proposal would result in California tax liability of approximately $5.4 million plus interest of approximately $3.5 million as of December 31, 2006. Accordingly, this proposed change represented, as of December 31, 2006, an exposure of approximately $43.3 million.

Moreover, California has “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income. While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers. Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $47.3 million. We have accrued $4.0 million as a probable loss in relation to this exposure and believe that the possible total settlement amount will be between $4.0 million and $47.3 million.

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

The N/D issued to RDGE does not cover its tax year 1996 which will be held in abeyance pending the resolution of the CRG case. An adjustment to 1996 taxable income for RDGE would result in a refund of alternative minimum tax paid that year. The N/D issued to RDGE eliminated the gains booked by RDGE in 1996 as a consequence of its acquisition certain computer equipment and sale of the anticipated income stream from the lease of such equipment to third parties and disallowed depreciation deductions that we took with respect to that equipment in 1997, 1998 and 1999. Such disallowance has the effect of decreasing net operating losses but did not result in any additional regular federal income tax for such years. However, the depreciation disallowance would increase RDGE state tax liability for those years by approximately $170,000 plus interest. The only tax liability reflected in the RDGE N/D is alternative minimum tax in the total amount of approximately $349,000 plus interest. On September 26, 2006, we filed an appeal on this N/D with the U.S. Tax Court.

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

Certain of our subsidiaries were historically involved in railroad operations, coal mining and manufacturing. Also, certain of these subsidiaries appear in the chain of title of properties which may suffer from pollution. Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws. Also, we are in the real estate development business and may encounter from time to time unanticipated environmental conditions at properties that we have acquired for development. These environmental conditions can increase the cost of such projects, and adversely affect the value and potential for profit of such projects. We do not currently believe that our exposure under applicable environmental laws is material in amount.

From time to time, we have claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers. However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans.

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

The trial court has entered judgment against us and in favor of WPG in the amount of $3.5 million (AUS$4.5 million). The trial court has also entered judgment against the Burstone Parties and in our favor in the amount of $3.3 million (AUS$4.2 million). Further, the trial court has found us responsible to reimburse the Burstone Parties for 60% of their out-of-pocket legal fees. The Burstone Parties estimate that the final costs order will be in the range of $710,000 to $867,000 (AUS$900,000 to AUS$1.1 million). Even if the Court allows the maximum of this range, our judgment against the Burstone Parties will still exceed our net liability under the judgment in favor of WPG. In addition, we have settled various ancillary claims against us for an additional $315,000 (AUS$400,000), which has now been paid to WPG.

A provisional liquidator has been appointed for WPG, and that company is now in the process of being wound up. As a consequence of our 50% interest in WPG, in the event that we are not successful in our appeal, we currently anticipate that we will ultimately receive liquidating distributions from WPG in an amount equal to approximately $1.8 million (AUS$2.3 million). During the third quarter of 2005, the Burstone Parties paid us $237,000 (AUS$300,000) against our judgment against them, and we have now entered into an agreement with the Burstone Parties, pursuant to which they have agreed to pay the balance of our judgment against them, together with ongoing interest, over time and have provided various undertakings and a guaranty to secure that obligation. Accordingly, we believe that our judgment against the Burstone Parties is adequately secured and, even if we do not prevail on appeal, we will still net in the range of $1.3 million (AUS$1.6 million) from the litigation, less such attorney’s fees as may be assessed against us when the final accounting for such fees is made, and our own costs of collection.

We are advised by senior Queen’s Counsel after conducting an independent review of the evidence submitted at trial and the trial court’s opinion that, in his opinion, the trial court erred in a number of critical aspects, and that we should have no liability to WPG or any of the Burstone Parties. Accordingly, we have appealed that part of the trial court’s determination. The Burstone Parties have likewise appealed, arguing that the damages assessed in favor of WPG and against us should be higher. The appeal has been set down for hearing on March 19, 2007.

On June 22, 2005, consent orders were made, which included the appointment of Mr. Jim Downey as the provisional liquidator to WPG. The provisional liquidator is awaiting the determination of the appeal before taking further steps in relation to WPG.

Mackie Litigation

On November 7, 2005, we were sued in the Supreme Court of Victoria at Melbourne by a former construction contractor with respect to the discontinued development of an ETRC at Frankston, Victoria. The action is entitled Mackie Group Pty Ltd v. Reading Properties Pty Ltd, and in it the former contractor seeks payment of a claimed fee in the amount of $788,000 (AUS$1.0 million). We do not believe that any such fee is owed, and are contesting the claim. Discovery has now been completed by both parties. The next step in the litigation is likely to be mediation.

In a hearing conducted on November 22 and 29, 2006, Reading successfully defended an application for summary judgment brought by Mackie and was awarded costs for part of the preparation of its defense to the application. A bill of costs has been prepared by a cost consultant in the sum of $20,000 (AUS$25,000) (including disbursements). A summons for taxation of costs has been issued and is set down for a call over on February 27, 2007 at which time a hearing will be set and Mackie will have an opportunity to dispute the quantum of the costs claimed by Reading.

Other Claims - Credit Card Claims

During 2006, the bank, which administers our credit card activities, asserted a claim of potential loss suffered in relation to the use by third parties of counterfeit credit cards and related credit card company fines. We expect the associated claims from the bank and credit card companies for these losses and fines to total approximately $1.2 million. For this reason, we have expensed an other loss of $1.2 million during the year ending December 31, 2006. The issues surrounding this credit card situation have now been addressed and we intend to seek to recoup all or substantially all of these charges.

Item 4 - Submission of Matters to a Vote of Security Holders

At our 2006 Annual Meeting of Stockholders held on May 18, 2006, the stockholders voted on the following proposals:

•	by the following vote, our eight directors were reelected to serve on the Board of Directors until the 2007 Annual Meeting of Stockholders:

Election of Directors	For	Withheld
James J. Cotter	1,289,080	133,922
Eric Barr	1,422,963	39
James J. Cotter, Jr.	1,289,920	133,082
Margaret Cotter	1,289,100	133,902
William D. Gould	1,289,920	133,082
Edward L. Kane	1,422,963	39
Gerard P. Laheney	1,422,963	39
Alfred Villaseñor	1,422,963	39

PART II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

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

The following table sets forth the high and low closing prices of the RDI and RDI.B common stock for each of the quarters in 2006 and 2005 as reported by AMEX:

		Class A Nonvoting		Class B Voting
		Common Stock		Common Stock
		High	Low	High	Low

2006:	Fourth Quarter	$8.53	$7.77	$8.35	$7.65
	Third Quarter	$8.18	$7.75	$8.00	$7.35
	Second Quarter	$8.42	$7.89	$8.35	$7.50
	First Quarter	$8.62	$7.50	$8.60	$7.30

2005:	Fourth Quarter	$8.25	$7.52	$8.00	$7.40
	Third Quarter	$8.40	$7.18	$8.20	$7.10
	Second Quarter	$7.50	$6.01	$7.40	$6.05
	First Quarter	$8.19	$6.81	$8.20	$7.20

Holders of Record

The number of holders of record of our Class A and Class B Stock in 2006 was approximately 3,500 and 300, respectively. On March 28, 2007, the closing price per share of our Class A Stock was $8.54, and the closing price per share of our Class B Stock was $8.40.

Dividends on Common Stock

We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend; however, we review this matter on an ongoing basis.

Item 6 - Selected Financial Data

The table below sets forth certain historical financial data regarding our Company. This information is derived in part from, and should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”), and the related notes to the consolidated financial statements (dollars in thousands, except per share amounts).

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Revenue[12]	$106,125	$98,105	$84,089	$73,911	$66,759
Gain (loss) from discontinued operations	$--	$12,231	$(469)	$(288)	$333
Operating income (loss)	$2,415	$(6,372)	$(6,322)	$(5,839)	$(6,509)
Net income (loss)	$3,856	$989	$(8,463)	$(5,928)	$(7,954)
Basic earnings (loss)per share - continuing operations	$0.17	$(0.51)	$(0.37)	$(0.26)	$(0.34)
Basic earnings (loss)per share - discontinued operations	$--	$0.55	$(0.02)	$(0.01)	$(0.02)
Basic earnings (loss)per share	$0.17	$0.04	$(0.39)	$(0.27)	$(0.36)
Diluted earnings (loss)per share - continuing operations	$0.17	$(0.51)	$(0.37)	$(0.26)	$(0.34)
Diluted earnings (loss)per share - discontinued operations	$--	$0.55	$(0.02)	$(0.01)	$(0.02)
Diluted earnings (loss)per share	$0.17	$0.04	$(0.39)	$(0.27)	$(0.36)
Other Information:

Shares outstanding	22,476,355	22,485,948	21,998,239	21,899,290	21,821,154
Weighted average shares outstanding	22,425,941	22,249,967	21,948,065	21,860,222	21,821,236
Weighted average dilutive shares outstanding	22,674,818	22,249,967	21,948,065	21,860,222	21,821,236

Total assets	$289,231	$253,057	$230,227	$222,866	$182,772
Total debt	$130,212	$109,320	$72,879	$60,765	$37,563
Working capital (deficit)	$(6,997)	$(14,282)	$(6,915)	$(154)	$124
Stockholders’ equity	$107,659	$99,404	$102,010	$108,491	$91,265

EBIT	$12,734	$6,671	$(4,339)	$(2,650)	$(6,208)
Depreciation and amortization	$13,212	$12,384	$11,823	$10,952	$7,835
Add: Adjustments for discontinued operations	$--	$567	$1,915	$1,907	$1,906
EBITDA	$25,946	$19,622	$9,399	$10,209	$3,533
Debt to EBITDA	5.02	5.57	7.75	5.95	10.63

Capital expenditure (including acquisitions)	$16,389	$53,954	$33,180	$5,809	$10,437
Number of employees at 12/31	1,451	1,523	1,677	1,453	1,304

12  2005, 2004, 2003 and 2002 revenues have been adjusted from the amounts previously reported. See Note 2 and Note 21 to the 2006 Consolidated Financial Statements.

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

Neither EBIT nor EBITDA is a measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States for purposes of analyzing our profitability. The exclusion of various components such as interest, taxes, depreciation and amortization necessarily limit the usefulness of these measures when assessing our financial performance, as not all funds depicted by EBITDA are available for management’s discretionary use. For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements to service debt, to fund necessary capital expenditures and to meet other commitments from time to time as described in more detail in this Annual Report on Form 10-K.

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

EBITDA, as calculated by us, may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income (loss) to EBIT and EBITDA is presented below (dollars in thousands):

	2006	2005	2004	2003	2002
Net income (loss)	$3,856	$989	$(8,463)	$(5,928)	$(7,954)
Add: Interest expense, net	6,608	4,473	3,078	2,567	1,740
Add: Income tax expense	2,270	1,209	1,046	711	6
EBIT	$12,734	$6,671	$(4,339)	$(2,650)	$(6,208)
Add: Depreciation and amortization	13,212	12,384	11,823	10,952	7,835
Adjustments for discontinued operations:
Add: Interest expense, net	--	310	839	856	1,036
Add: Depreciation and amortization	--	257	1,076	1,051	870

EBITDA	$25,946	$19,622	$9,399	$10,209	$3,533

Item 7 - Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following review should be read in conjunction with the consolidated financial statements and related notes included in our 2006 Annual Report. Historical results and percentage relationships do not necessarily indicate operating results for any future periods.

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

While we do not believe the cinema exhibition business to be a growth business at this time, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead. This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option. However, since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see our future asset growth coming more from our real estate development activities than from the acquisition or development of additional cinemas. While we intend to be opportunistic in adding to our existing cinema portfolio (and to continue to work to expand our art cinema operations), we believe it likely that, going forward, we will be reinvesting our free cash flow more in our general real estate development activities than in the acquisition or development of additional cinemas. Over time, we anticipate that our cinema operations will become increasing a source of cash flow to support our real estate oriented activities and that our real estate activities will become the principal thrust of our business.

In short, while we do have operating company attributes, we see ourselves principally as a hard asset company that will add to shareholder value by building the value of our portfolio of tangible assets.

Business Climate

Cinema Exhibition - General

There is considerable uncertainty in the film industry as to the future of digital exhibition and in-the-home entertainment alternatives. In the case of digital exhibition, there is currently considerable discussion within the industry as to the benefits and detriments of moving from conventional film projection to digital projection technology. There are issues as to when it will be available on an economically attractive basis, as to who will pay for the conversion from conventional to digital technology between exhibitors and distributors, as to what the impact will be on film licensing expense, and as to how to deal with security and potential pirating issues if film is distributed in a digital format. In the case of in-the-home entertainment alternatives, the industry is faced with the significant leaps achieved in recent periods in both the quality and affordability of in-the-home entertainment systems and in the accessibility to entertainment programming through cable, satellite and DVD distribution channels. These are issues common to both our domestic and international cinema operations.

Cinema Exhibition - Australia / New Zealand

The film exhibition industry in Australia and New Zealand is highly concentrated and somewhat vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors, also serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow. Typically, the Major Exhibitors own the newer multiplex and mega-plex cinemas, while the independent exhibitors typically have older and smaller cinemas. Accordingly, we believe it likely that the Major Exhibitors may control upwards of 65% of the total cinema box office in Australia and New Zealand. Also, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under-shared facility arrangements, and have historically not engaged in head-to-head competition, except in the downtown areas of Sydney and Melbourne.

Cinema Exhibition - North America

In North America, distributors may find it more commercially appealing to deal with major exhibitors, rather than to deal with independents like us, which tends to suppress supply screens in a very limited number of markets. This competitive disadvantage has increased significantly in recent periods with the development of mega circuits like Regal and AMC, who are able to offer distributors access to screens on a truly nationwide basis, or on the other hand, to deny access if their desires with respect to film supply are not satisfied.

With the restructuring and consolidation recently undertaken in the industry, and the emergence of increasingly attractive in-home entertainment alternatives, it is unclear what the competitive future holds for our North American operations. These consolidations have adversely affected our ability to get film in certain domestic markets where we compete against major exhibitors.

Real Estate - Australia and New Zealand

Commercial and retail property values have remained high in Australia and New Zealand due to sound economic growth and controlled interest rates. New Zealand has enjoyed consistent growth in rentals and values with some signs in early 2006 that this has plateaued in the short term. Project commencements have declined with indications that construction prices will tighten this year. There are signs that Australian based large funds are actively seeking out opportunities in New Zealand.

The Australian commercial sector of the real estate market has remained buoyant in Australia during 2006. The large institutional funds are still seeking out prime assets with premium prices being paid for good retail and commercial investments and development opportunities. Leasing interest in growth areas such as Brisbane is driving positive returns. Many large residential unit developments in Sydney and Melbourne have however resulted in some oversupply and this sector has softening values.

Real Estate - North America

In the U.S., our real estate interests are predominantly centered on our live theatre rental operations, with the exception of one property relating to a cinema asset that we operate. In addition our geographic focus of real estate holdings is narrowed to New York and Illinois, and there specifically Manhattan and Chicago.

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

Business Segments

As indicated above, our two primary business segments are cinema exhibition and the holding and development of real estate. These segments are summarized as follows:

Cinema Exhibition

One of our primary businesses consists of the ownership and operation of cinemas. At December 31, 2006 we:

•	directly operated 35 cinemas with 231 screens;

•	had interests in certain unconsolidated joint ventures in which we have varying interests, which own an additional 7 cinemas with 46 screens;

•	managed 2 cinemas with 9 screens;

•
had entered into an agreement for lease with respect to a new 8-screen cinema currently under development in a regional shopping center located in a fast growing suburban area in Australia. It is anticipated that this cinema will open in March 2008; and

•	had obtained the final governmental approvals required for the construction of the approximately 33,000 square foot cinema component of our Newmarket ETRC.

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

Rental Real Estate Holdings

For fiscal 2006, our rental generating real estate holdings consisted of the following properties:

•	our Belmont, Western Australia ETRC, our Auburn, New South Wales ETRC and our Wellington, New Zealand ETRC;

•
our Newmarket shopping center in Newmarket, Queensland, a suburb of Brisbane. The center is ultimately intended to be an ETRC, and we recently obtained final government approvals for the construction of an approximately 33,000 square foot cinema as a part of the complex;

•
three single auditorium live theaters in Manhattan (Minetta Lane, Orpheum, and Union Square) and a four auditorium live theater complex in Chicago (The Royal George) and, in the case of the Union Square and the Royal George their accompanying ancillary retail and commercial tenants; and

•	the ancillary retail and commercial tenants at some of our non-ETRC cinema properties.

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

In 2006, we acquired the following interests:

•
Indooroopilly Land. On September 18, 2006, we purchased a 0.3 acre property for $1.8 million (AUS$2.3 million) as part of our newly established Landplan Property Partners initiative. It is currently anticipated that the property will be redeveloped for commercial purposes.

•
Moonee Ponds Land. On September 1, 2006, we purchased two parcels of land aggregating 0.4 acres adjacent to our Moonee Ponds property for $2.5 million (AUS$3.3 million). This acquisition increases our holdings at Moonee Ponds to 3.1 acres and gives us frontage facing the principal transit station servicing the area. We are currently working to finalize plans for the development of this property into a mixed use entertainment based retail and commercial complex.

•
Malulani Investments. On June 28, 2006, we acquired for $1.8 million, an 18.4% equity interest in Malulani Investments, Limited (“MIL”), a closely held Hawaiian company which currently owns approximately 763,000 square feet of developed commercial real estate principally in California, Hawaii and Texas, and approximately 22,000 acres of agricultural land in Northern California. Included among

•
MIL’s assets is the Guenoc Winery, consisting of approximately 400 acres of vineyard land and a winery equipped to bottle up to 120,000 cases of wine annually. This land and commercial real estate holdings are encumbered by debt.

In 2005, we acquired the following real property interests:

•	the 8,783 square foot commercial building in Melbourne, Australia which we use as the administrative headquarters for our operations in Australia and New Zealand;

•	the fee interest and the lessor’s interest in the ground lease underlying our Cinemas 1, 2 & 3 property in Manhattan; and

•	the lessee’s interest in the Cinemas 1, 2 & 3 ground lease.

Property Held For or Under Development

For fiscal 2006, our investments in property held for or under development consisted of:

•
an approximately 50.6 acre property located in the Burwood area of Melbourne, Australia, recently rezoned from an essentially industrial zone to a priority zone allowing a variety of retail, entertainment, commercial and residential uses and currently in the planning stages of development;

•
an approximately 3.1 acre property located in the Moonee Ponds area of Melbourne, Australia. We are currently working to finalize plans for the development of this property into a mixed use entertainment based retail and commercial complex;

•
an approximately 2.1 acre property located next to our Auburn ETRC in the Auburn area of Sydney, Australia. This property is in an area adjacent to the 2000 Olympic Village in Sydney and is currently being considered by local governmental authorities for significant up-zoning;

•
an approximately 0.9 acre property located adjacent to the Courtenay Central ETRC in Wellington, New Zealand. We have received all necessary governmental approvals to develop the site for retail, commercial and entertainment purposes as Phase II of our existing ETRC. We anticipate the construction of an approximately 155,000 square foot retail project which, when completed, will be integrated into the common areas of our existing ETRC;

•
a 25% interest, representing an investment of $3.0 million, in the company redeveloping the site of our old Sutton Cinema site in Manhattan, New York. The property is being redeveloped as an approximately 100,000 square foot residential condominium project with ground floor retail and is being marketed under the name “Place 57.” The partnership has closed on the sale of 59 condominiums during 2006, resulting in gross sales of $117.7 million and equity earnings from unconsolidated joint venture to us of $8.3 million. At December 31, 2006, 6 residential units were under contract of sale and scheduled to close in 2007 while 2 of the residential units and the commercial unit were still available for sale; and

•
a 0.3 acre property with a two-story 3,464 square foot building Indooroopilly, Brisbane, Australia. The site is zoned for commercial purposes. We are currently seeking approval to develop a 27,868 square foot grade A commercial office building comprising five floors of office space and two basement levels of parking with 38 parking spaces. We plan to complete this project in July 2008.

Recent Business Developments

We look to take advantage of those opportunities that may present themselves to expand strategically our existing cinema circuits. However, we do not intend to reach out for cinema assets or to grow simply for the sake of growing. Rather, we intend to be disciplined in our approach to acquiring and developing cinema assets.

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

During the past 24 months, we have engaged in the following transactions which we believe are consistent with our business plan:

•
Place 57, Manhattan. We own a 25% membership interest in the limited liability company that is developing the site of our former Sutton Cinema on 57th Street just east of 3rd Avenue in Manhattan, as a 100,000 square foot residential condominium tower, with ground floor retail. 59 of the residential units have now been sold, 6 residential units are under contract of sale, and 2 of the residential units and the commercial unit are still available for sale. At December 31, 2006, we had received distributions totaling $5.9 million from this project, and we currently anticipate that something in the area of an additional $5.6 million will be distributed during 2007 comprising profit and return of capital investment.

•
Indooroopilly Land. On September 18, 2006, we purchased a 0.3 acre property for $1.8 million (AUS$2.3 million) as part of our newly established Landplan Property Partners initiative. It is currently anticipated that the property will be redeveloped for commercial purposes.

•
Moonee Ponds Land. On September 1, 2006, we purchased two parcels of land aggregating 0.4 acres adjacent to our Moonee Ponds property for $2.5 million (AUS$3.3 million). This acquisition increases our holdings at Moonee Ponds to 3.1 acres and gives us frontage facing the principal transit station servicing the area. We are now in the process of developing the entire site and anticipate completion of this project in 2008.

•
Berkeley Cinemas. On August 28, 2006, we sold to our joint venture partner our interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand, the Berkeley Cinema Group, for $4.6 million (NZ$7.2 million) in cash and the assumption of $1.6 million (NZ$2.5 million) in debt. The sale resulted in a gain on sale of unconsolidated joint venture in 2006 of $3.4 million (NZ$5.4 million). See Note 11 - Investments in and Advances to Unconsolidated Joint Ventures and Entities for the Berkeley Cinema Group Condensed Balance Sheet and Statement of Operations.

Additionally, effective April 1, 2006, we purchased from our Joint Venture partner the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand for cash of $2.6 million (NZ$4.1 million) and the proportionate share of assumed debt which amounted to $987,000 (NZ$1.6 million). This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas Joint Venture investment and was not previously consolidated for accounting purposes. Subsequent to April 1, 2006, we have consolidated this entity into our financial statements.

As a result of these transactions, the only cinema owned by this joint venture is the Botany Downs cinema, located in suburban Auckland.

•
Malulani Investments, Ltd. On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company with holdings principally in California, Texas and Hawaii including, the Guenoc Winery located on approximately 22,000 acres of land located in Northern California. This land and commercial real estate holdings are encumbered by debt.

•	Queenstown Cinema. Effective February 23, 2006, we purchased a 3-screen leasehold cinema in Queenstown, New Zealand for $939,000 (NZ$1.4 million). We funded this acquisition through internal sources.

•
Newmarket Property: At the end of 2005 and during the first few months of 2006, we opened the retail elements of our Newmarket ETRC, a 100,373 square foot retail facility situated on an approximately 177,497 square foot parcel in Newmarket, a suburban of Brisbane. The total construction costs for the site were $26.7 million (AUS$34.2 million) including $1.4 million (AUS$1.9 million) of capitalized interest. This project was funded through our $78.8 million (AUS$100.0 million) Australian Corporate Credit Facility with the Bank of Western Australia, Ltd.

•
Elizabeth Cinema: We opened on October 20, 2005 our 8-screen leasehold cinema in Adelaide, Australia. The cost to us of the fit-out of this cinema was $2.2 million (AUS$2.9 million) and was funded from internal sources.

•
Rialto Entertainment: Effective October 1, 2005, we purchased, indirectly, beneficial ownership of 100% of the stock of Rialto Entertainment for $4.8 million (NZ$6.9 million). Rialto Entertainment is a 50% joint venture partner with Village Roadshow Ltd (“Village”) and SkyCity Leisure Ltd (“Sky”) in Rialto Cinemas, the largest art cinema circuit in New Zealand. The joint venture owns or manages five leasehold cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, Wellington, Dunedin and Hamilton.

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

•
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

•
Cinemas 1, 2 & 3: On September 19, 2005, we acquired the tenant’s interest in the ground lease estate that lay between (i) our fee ownership of the underlying land and (ii) our possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3 in Manhattan. This tenant’s ground lease interest was purchased from Sutton Hill Capital LLC (“SHC”) in exchange for a $9.0 million promissory note, bearing interest at a fixed rate of 8.25% and maturing on December 31, 2010. As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved the purchase of the tenant’s ground lease interest. The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.

The acquisition of the tenant’s ground lease interest finalizes the acquisition side of a tax deferred exchange under Section 1031 of the Internal Revenue Code designed to exchange our interest in our only non-entertainment oriented fee property in the United States for the fee interest underlying our leasehold estate in the Cinemas 1, 2 & 3. The acquisition of this tenant’s ground lease interest and the Cinemas 1, 2 & 3 Fee Interest described below has resulted in a book value of approximately $23.9 million and a tax basis of $10.4 million (which includes $1.3 million of option fees paid in 2000 as part of the City Cinemas Master Lease Agreement, see Note 10 - Goodwill and Intangible Assets).

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

Cotter and Michael Forman to acquire, at cost, up to a 25% non-managing membership interest in the limited liability company that we formed to acquire these interests. In relation to this option, we have recorded a $3.7 million call option liability in our other liabilities at December 31, 2006. Mr. Cotter is our Chairman, Chief Executive Officer and controlling stockholder. Mr. Forman is a major holder of our Class A Stock.

•
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

•
Glendale Building: On May 17, 2005, we sold our Glendale office building in Glendale, California for $10.3 million cash and $10.1 million of assumed debt resulting in a $12.0 million gain. All the cash proceeds from the sale were used in the purchase for $12.6 million of the Cinemas 1, 2 & 3 fee interest and of the landlord’s interest in the ground lease, encumbering that land, as part of a tax-deferred exchange under Section 1031 of the Internal Revenue Code.

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

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. We review internal management reports on a monthly basis as well as monitor current and potential future competition in film markets for indications of potential impairment. We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment and we take into consideration, the seasonality of our business. If the sum of the estimated future cash flows, undiscounted, were to be less than the carrying amount of the asset, then an impairment would be recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on a discounted cash flow calculation. Goodwill and intangible assets are evaluated on a reporting unit basis. The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value. There are significant assumptions and estimates used in determining the future cash flows and terminal value. Accordingly, actual results could vary materially from such estimates. We had no impairment losses indicated or recorded for the year ended December 31, 2006.

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards. We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. As of December 31, 2006, we had recorded approximately $56.2 million of deferred tax assets related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards and tax credit carry forwards. These deferred tax assets were fully offset by a valuation allowance in the same amount, resulting in a net deferred tax asset of zero. The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income. There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carry forwards and tax credit carry forwards.

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

However, we can give no assurance that such reimbursement will continue. In addition, we have an environmental contamination dispute with the City of Philadelphia that has been on going for some time. We intend to defend vigorously our position, as we believe a complete disclosure about the property was made at the time we sold the property: however, no assurances can be given that we will prevail.

From time to time, we are involved with claims and lawsuits arising in the ordinary course of our business which may include contractual obligations; insurance claims; IRS claims; employment matters; and anti-trust issues, among other matters.

Results of Operations

We currently operate two operating segments: Cinema and Real Estate. Our cinema segment includes the operations of our consolidated cinemas. Our real estate segment includes the operating results of our commercial real estate holdings, cinema real estate, live theater real estate and ETRCs. Effective the fourth quarter of 2006, we have changed the presentation of our segment reporting such that our intersegment revenues and expenses are reported separately from our segments’ operating activity. The effect of this change is to include intercompany rent revenues and rent expenses into their respective cinema and real estate business segments. The revenues and expenses for 2005 and 2004 have been adjusted to conform to the current year presentation. We believe that this presentation more accurately portrays how our operating decision makers’ view the operations, how they assess segment performance, and how they make decisions about allocating resources to the segments.

The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands).

Year Ended December 31, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$94,048	$17,285	$(5,208)	$106,125
Operating expense	75,350	7,365	(5,208)	77,507
Depreciation & amortization	8,648	4,080	--	12,728
General & administrative expense	3,658	782	--	4,440
Segment operating income	$6,392	$5,058	$--	$11,450
Year Ended December 31, 2005	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue[13]	$86,760	$16,523	$(5,178)	$98,105
Operating expense[13]	72,665	7,359	(5,178)	74,846
Depreciation & amortization	8,323	3,674	--	11,997
General & administrative expense	6,802	328	--	7,130
Segment operating income (loss)	$(1,030)	$5,162	$--	$4,132
Year Ended December 31, 2004	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue[13]	$74,324	$14,990	$(5,225)	$84,089
Operating expense[13]	62,041	6,948	(5,225)	63,764
Depreciation & amortization	8,093	3,630	--	11,723
General & administrative expense	5,868	489	--	6,357
Segment operating income (loss)	$(1,678)	$3,923	$--	$2,245

13 2005 and 2004 real estate revenues and cinema operating expenses have been adjusted from the amounts previously reported. See Note 2 and Note 21 to the 2006 Consolidated Financial Statements.

Reconciliation to net income:	2006	2005	2004
Total segment operating income	$11,450	$4,132	$2,245
Non-segment:
Depreciation and amortization expense	484	387	100
General and administrative expense	8,551	10,117	8,467
Operating income (loss)	2,415	(6,372)	(6,322)
Interest expense, net	(6,608)	(4,473)	(3,078)
Other income (expense)	(1,998)	19	884
Minority interest	(672)	(579)	(112)
Gain on disposal of discontinued operations[14]	--	13,610	--
Income (loss) from discontinued operations	--	(1,379)	(469)
Income tax expense	(2,270)	(1,209)	(1,046)
Equity earnings of unconsolidated joint ventures and entities	9,547	1,372	1,680
Gain on sale of unconsolidated joint venture	3,442	--	--
Net income (loss)	$3,856	$989	$(8,463)

14  Comprised of $12.0 million from the sale of our Glendale office building and $1.6 million from the sale of our Puerto Rico cinema operations.

Cinema Segment

Effective the fourth quarter of 2006, we have changed the presentation of our segment reporting such that our intersegment revenues and expenses are reported separately from our segments’ operating activity. The effect of this change is to include intercompany rent revenues and rent expenses into their respective cinema and real estate business segments. The revenues and expenses for 2005 and 2004 have been adjusted to conform to the current year presentation.

The following tables and discussion which follows detail our operating results for our 2006, 2005 and 2004 cinema segment, adjusted to reflect the discontinuation, in June 2005, of our Puerto Rico cinema operations, respectively (dollars in thousands):

Year Ended December 31, 2006	United States	Australia	New Zealand	Total
Admissions revenue	$18,891	$36,564	$13,109	$68,564
Concessions revenue	5,472	11,288	4,001	20,761
Advertising and other revenues	1,710	2,098	915	4,723
Total revenues	26,073	49,950	18,025	94,048

Cinema costs	18,176	38,743	13,763	70,682
Concession costs	1,047	2,584	1,037	4,668
Total operating expense	19,223	41,327	14,800	75,350

Depreciation and amortization	1,890	5,445	1,313	8,648
General & administrative expense	2,614	1,027	17	3,658
Segment operating income	$2,346	$2,151	$1,895	$6,392

Year Ended December 31, 2005	United States	Australia	New Zealand	Total
Admissions revenue	$17,802	$33,142	$11,926	$62,870
Concessions revenue	4,979	10,505	3,618	19,102
Advertising and other revenues	1,646	2,233	909	4,788
Total revenues	24,427	45,880	16,453	86,760

Cinema costs[15]	17,869	38,045	12,157	68,071
Concession costs	1,054	2,448	1,092	4,594
Total operating expense	18,923	40,493	13,249	72,665

Depreciation and amortization	1,822	5,537	964	8,323
General & administrative expense	5,839	982	(19)	6,802
Segment operating income (loss)	$(2,157)	$(1,132)	$2,259	$(1,030)

Year Ended December 31, 2004	United States	Australia	New Zealand	Total
Admissions revenue	$15,584	$31,385	$7,908	$54,877
Concessions revenue	4,338	9,451	2,293	16,082
Advertising and other revenues	1,374	1,600	391	3,365
Total revenues	21,296	42,436	10,592	74,324

Cinema costs [16]	16,734	33,577	7,865	58,176
Concession costs	904	2,213	748	3,865
Total operating expense	17,638	35,790	8,613	62,041

Depreciation and amortization	2,081	5,292	720	8,093
General & administrative expense	3,987	1,561	320	5,868
Segment operating income (loss)	$(2,410)	$(207)	$939	$(1,678)

15  2005 cinema costs have been adjusted from the amounts previously reported. See Note 2 and Note 21 to the 2006 Consolidated Financial Statements.
16  2004 cinema costs have been adjusted from the amounts previously reported. See Note 2 and Note 21 to the 2006 Consolidated Financial Statements.

Cinema Results for 2006 Compared to 2005

•	cinema revenue increased in 2006 by $7.3 million or 8.4% compared to 2005. The geographic activity of our revenues can be summarized as follows:

o
United States - Revenues in the United States increased by $1.6 million or 6.7%. This increase in revenues was attributable to an increase in admissions revenues by $1.1 million, concessions revenues by $493,000, and advertising and other revenues by $64,000. The significant increase in admissions revenues resulted from higher admissions related in part to more appealing film product in 2006 compared to the film offerings in 2005.

o
Australia - Revenues in Australia increased by $4.1 million or 8.9%. This increase in revenues was attributable to an increase in admissions revenues by $3.4 million, concessions revenues by $783,000, and advertising offset by a decrease in other revenues of $135,000. This increase in revenues was primarily related to more appealing film product in 2006 compared to the film offerings in 2005.

o
New Zealand - Revenues in New Zealand increased by $1.6 million or 9.6%. This increase in revenues was attributable to an increase in admissions revenues by $1.2 million, concessions revenues by $383,000, and advertising and other revenues by $6,000. This increase in revenues was primarily related to the acquisition of the Queenstown cinema in February 2006 and the inclusion of 100% of the revenues from the Palms cinema after our purchase of the remaining 50% which we did not already own, at the beginning of the second quarter of 2006.

•	operating expense increased in 2006 by $2.7 million or 3.7% compared to 2005.

o	United States - Operating expenses in the United States increased by only $300,000 or 1.6%. This small increase was due to efforts to hold operating costs steady even with increased admissions.

o	Australia - Operating expenses in Australia increased by only $834,000 or 2.1%. This small increase was due to efforts to hold operating costs steady even with increased admissions.

o
New Zealand - Operating expenses in New Zealand increased by $1.6 million or 11.7%. This increase was due to higher admissions and concessions predominately resulting from the addition of the Queenstown and Palms cinemas in 2006.

•
depreciation expense increased in 2006 by $325,000 or 3.9% compared to 2005. The increase was primarily from our 2006 acquisitions in New Zealand of the Queenstown Cinema in February 2006 and the Palms Cinema in early April 2006.

•
general and administrative expense decreased in 2006 by $3.1 million or 46.2% compared to 2005. The change was primarily related to a decrease in legal costs associated with our anti-trust claims against Regal and certain distributors.

•
cinema segment operating income increased in 2006 by $7.4 million compared to 2005 primarily resulting from our improved cinema operations in each region, our increased admissions from better film product, and a dramatic reduction in general and administrative expense, driven by a reduction in legal expenses.

Cinema Results for 2005 Compared to 2004

•	cinema revenue increased in 2005 by $12.4 million or 16.7% compared to 2004. The geographic activity of our revenues can be summarized as follows:

o
United States - Revenues in the United States increased by $3.1 million or 14.7%. This increase in revenues was attributable to an increase in admissions revenues by $2.2 million, concessions revenues by $641,000, and advertising and other revenues by $272,000. The significant increase in admissions revenues resulted from higher admissions related to improved access to film product subsequent to our settlement with Universal and Fox of our Village East litigation.

o
Australia - Revenues in Australia increased by $3.4 million or 8.1%. This increase in revenues was attributable to an increase in admissions revenues by $1.7 million, concessions revenues by $1.1 million, and advertising and other revenues by $633,000. We achieved a $7.1 million increase in revenues as a result of our purchase of the Anderson Circuit and the opening of our West Lakes and Rhodes cinemas in 2004 and the opening of our Elizabeth cinema in October 2005. However, this increase in revenues was offset by lower revenues from our existing cinemas as we noted an overall decrease in annual admissions which we believe to be primarily the product of generally less appealing film offerings in 2005.

o
New Zealand - Revenues in New Zealand increased by $5.9 million or 55.3%. This increase in revenues was attributable to an increase in admissions revenues by $4.0 million, concessions revenues by $1.3 million, and advertising and other revenues by $518,000. We achieved a $5.6 million increase in revenues as a result of our purchase of the Movieland Circuit in 2004, offset by the generally less appealing film offerings in 2005.

•	Operating expense increased in 2005 by $10.6 million or 17.1% compared to 2004.

o	United States - Operating expenses in the United States increased by $1.3 million or 7.3% resulting from higher admissions and concession sales.

o
Australia - Operating expenses in Australia increased by $4.7 million or 13.1%. This increase was mainly due to higher admissions and concessions resulting from the addition of six new theaters. In addition, we noted that our previously existing sites recorded higher operating expenses as a percentage of revenues from fixed costs including rent and other operating expenses.

o
New Zealand - Operating expenses in New Zealand increased by $4.6 million or 53.8%. This increase was due to higher admissions and concessions resulting from the addition of six new theaters, coupled with the fixed cost effect on lower revenue from our previously existing Wellington location, similar to that experienced in our Australian circuit.

•
depreciation expense increased in 2005 by $230,000 or 2.8% compared to 2004. The increase was primarily from our late-year 2004 acquisitions of the Anderson and Movieland Circuits and the addition of two new leasehold cinemas in December 2004.

•
general and administrative expense increased in 2005 by $934,000 or 15.9% compared to 2004. The increase was primarily related to legal services for our continuing anti-trust litigation with respect to the access of our Village East cinema to first run commercial film products.

•
cinema segment operating income increased in 2005 by $648,000 compared to 2004 primarily resulting from our new operations in Australia and New Zealand and our increased admissions at our existing cinemas in the United States.

Real Estate Segment

As discussed above, our other major business segment is the development and management of real estate. These holdings include our rental live theaters, certain fee owned properties used in our cinema business, and unimproved real estate held for development. Effective the fourth quarter of 2006, we have changed the presentation of our segment reporting such that our intersegment revenues and expenses are reported separately from our segments’ operating activity. The effect of this change is to include intercompany rent revenues and rent expenses into their respective cinema and real estate business segments. The revenues and expenses for 2005 and 2004 have been adjusted to conform to the current year presentation. The tables and discussion which follow detail our operating results for our 2006, 2005 and 2004 real estate segment adjusted to reflect the sale of our Glendale property in May 2005 (dollars in thousands):

Year Ended December 31, 2006	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,667	$--	$--	$3,667
Property rental income	1,720	6,334	5,564	13,618
Total revenues	5,387	6,334	5,564	17,285

Live theater costs	2,193	--	--	2,193
Property rental cost	1,164	2,658	1,350	5,172
Total operating expense	3,357	2,658	1,350	7,365

Depreciation and amortization	427	2,129	1,524	4,080
General & administrative expense	--	782	--	782
Segment operating income	$1,603	$765	$2,690	$5,058

Year Ended December 31, 2005	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$5,199	$--	$--	$5,199
Property rental income[17]	1,118	4,266	5,940	11,324
Total revenues	6,317	4,266	5,940	16,523

Live theater costs	2,925	--	--	2,925
Property rental cost	692	2,118	1,624	4,434
Total operating expense	3,617	2,118	1,624	7,359

Depreciation and amortization	296	1,588	1,790	3,674
General & administrative expense	29	298	1	328
Segment operating income	$2,375	$262	$2,525	$5,162

17  2005 property rental income has been adjusted from the amounts previously reported. See Note 2 and Note 21 to the 2006 Consolidated Financial Statements.

Year Ended December 31, 2004	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$4,557	$--	$--	$4,557
Property rental income[18]	1,039	4,542	4,852	10,433
Total revenues	5,596	4,542	4,852	14,990

Live theater costs	2,477	--	--	2,477
Property rental cost	633	2,225	1,613	4,471
Total operating expense	3,110	2,225	1,613	6,948

Depreciation and amortization	479	1,471	1,680	3,630
General & administrative expense	22	466	1	489
Segment operating income	$1,985	$380	$1,558	$3,923

18 2004 property rental income has been adjusted from the amounts previously reported. See Note 2 and Note 21 to the 2006 Consolidated Financial Statements.

Real Estate Results for 2006 Compared to 2005

For 2006, we achieved the following results in our real estate segment:

•
revenue increased by $762,000 or 4.6% when compared 2005. Of this increase, approximately $2.1 million was primarily attributable to an increase in rent from our Newmarket shopping centre that opened in late 2005. This increase in rents was offset in part by decreased rents from our domestic live theatres due to fewer shows in 2006 compared to 2005.

•
operating expense increased by $6,000 or 0.1% when compared to 2005. This decrease primarily relates to a decrease in costs associated with our live theater facilities offset in part by increased costs from our newly opened Newmarket shopping centre.

•	depreciation expense increased by $406,000 or 11.1% when compared to 2005. The majority of this increase was attributable to our newly opened Newmarket shopping centre in Australia.

•	general and administrative expense increased by $454,000 when compared to 2005 primarily due to increased property activities related to our Australia properties.

•
real estate segment operating income decreased by $104,000 when compared to 2005 mostly related to an increase in revenues in Australia from our Newmarket shopping centre offset by a decrease in domestic live theater income.

Real Estate Results for 2005 Compared to 2004

For 2005, we achieved the following results in our real estate segment:

•
revenue increased by $1.5 million or 10.2% when compared 2004. Of this increase, approximately $642,000 was attributable to an increase in rent from our domestic live theaters and $1.2 million was from higher rental revenue and higher occupancy rates from our New Zealand ETRC and domestic properties. These increases were somewhat offset by a $276,000 decrease in rental revenue related to a reduction in the percentage rent generated by our Australian properties.

•	operating expense increased by $411,000 or 5.9% when compared to 2004. This increase mostly relates to an increase in variable costs associated with our live theater facilities.

•	depreciation expense increased by $44,000 or 1.2% when compared to 2004. The majority of this increase was attributed to the newly acquired properties in Australia and New Zealand.

•	general and administrative expense decreased by $161,000 when compared to 2004 primarily from our Australia properties.

•
real estate segment operating income increased by $1.2 million compared to 2004 mostly related to our overall increase in revenues while holding total costs at approximately the same amount as in the prior year.

•	in May 2005, we sold our interest in our Glendale office building for $20.4 million. However, as the sale of this property is treated for accounting purposes as a discontinued operation, its operating results have been removed from our results for 2005 and 2004. Our Glendale office building contributed $750,000 and $1.7 million in EBITDA to our Company annually in 2005 and 2004, respectively.

Non-Segment Activity

2006 Compared to 2005

Non-segment expense/income includes expense and/or income that is not directly attributable to our other operating segments.

During 2006, the decrease of $1.6 million in corporate General and Administrative expense was primarily made up of:

•	$1.1 million from an additional bonus accrual for our Chief Executive Officer’s new employment contract in 2005 not reoccurring in 2006; and

•	$565,000 decrease in Australia legal fees in part related to fewer fees for our Whitehorse lawsuit.

During 2006:

•
our net interest expense increased by $2.1 million primarily related to a higher outstanding loan balance in Australia and due to the effective completion of construction of our Newmarket Shopping Centre in early 2006 which decreased the amount of interest being capitalized. This interest increase was offset by a decrease in interest expense related to the mark-to-market adjustment of our interest rate swaps compared to the adjustment in 2005;

•
our other expense increased by $2.0 million primarily due to a $1.6 million mark-to-market charge relating to an option liability held by Sutton Hill Capital LLC to acquire a 25% non-managing membership interest in our Cinemas 1, 2 & 3 property;

•	our minority interest expense increased by $93,000 compared to 2005 due to an improvement in cinema admission sales particularly in our Australia cinemas;

•	income tax expense increased by $1.1 million primarily related to the tax expense incurred for our equity earnings from our investment in 205-209 East 57th Street Associates, LLC;

•
equity earnings from unconsolidated joint ventures and entities increased by $8.2 million primarily from our investment in 205-209 East 57th Street Associates, LLC, that has been developing a residential condominium complex in midtown Manhattan, called Place 57. The partnership closed on the sale of 59 condominiums during 2006, resulting in gross sales of $117.7 million and equity earnings from unconsolidated joint ventures and entities to us of $8.3 million; and

•
in addition to the aforementioned equity earnings, we recorded a gain on sale of an unconsolidated joint venture of $3.4 million (NZ$5.4 million), from the sale of our 50% interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand.

2005 Compared to 2004

Corporate expense/income includes expense and/or income that is not directly attributable to our other operating segments.

During 2005, the increase of $1.6 million in corporate General and Administrative expense was primarily made up of:

•	$1.1 million from an additional bonus accrual for our Chief Executive Officer’s new employment contract; and

•	higher legal fees primarily from our Whitehorse litigation in Australia.

During 2005:

•	our net interest expense increased by $1.4 million primarily due to increased borrowings related to our 2005 and 2004 acquisitions in the U.S., Australia, and New Zealand;

•	our other income decreased by $865,000 primarily due to fewer foreign exchange gains compared to 2004;

•	our minority interest expense increased by $467,000 compared to 2004 due to an improvement in cinema admission sales particularly in our Angelika New York cinema;

•	we recorded a net gain of $13.6 million on sales of discontinued operations from the sale of our Glendale Building and our Puerto Rico cinema operations;

•
our losses from discontinued operations increased by $910,000 due to reduced operating income from our Puerto Rico operations and due to the fact we sold the Puerto Rico operations just prior to the summer when we historically record the majority of our annual admission sales;

•	income tax expense increased by $163,000; and

•	equity earnings from unconsolidated joint ventures and entities decreased by $308,000 due to lower admissions at our joint venture cinemas compared to 2004.

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

Consolidated net income (loss)

For 2006 and 2005, we have achieved net income of $3.9 million and $989,000, respectively. However, over the past several prior years we have consistently experienced net losses. Our shift to a net income from a net loss position is primarily attributable to $8.3 million of equity earnings in 2006 from our investment in Place 57 and a $12.0 million gain booked in 2005 related to our sale our Glendale, California office building. This trend follows our focus on acquisitions and development of real estate which results in high depreciation and amortization expense and which during the holding and development stages produce little or no operating income for our company. However, as explained in the Cinema and Real Estate segment sections above, we have noted improvements in our operating income such that we have a positive operating income this year which in years past has typically been negative. Although we cannot assure that this trend will continue, we are committed to the overall improvement of earnings through good fiscal management.

Business Plan, Liquidity and Capital Resources of the Company

Business Plan

Our business plan has evolved from a belief that while cinema exhibition is not a growth business at this time, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead. This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option. However, since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see our future asset growth coming more from our real estate development activities than from the acquisition or development of additional cinemas. While we intend to be opportunistic in adding to our existing cinema portfolio, we believe it likely that, going forward, we will be reinvesting our free cash flow more in our general real estate development activities than in the acquisition or development of additional cinemas. Over time, we anticipate that our cinema operations will become increasingly a source of cash flow to support our real estate oriented activities, rather than a focus of growth, and that our real estate activities will become the principal thrust of our business.

In short, while we do have operating company attributes, we see ourselves principally as a hard asset company and intend to add to shareholder value by building the value of our portfolio of tangible assets. Therefore, while we intend to maintain our entertainment focus, we may from time to time acquire interests in non-entertainment real estate, for example:

•	we invested in the limited liability company that is developing our former Sutton cinema site in Manhattan into an approximately 100,000 square foot condominium known as Place 57;

•	we formed Landplan Property Partners, Ltd (“Landplan”) to identify, acquire and develop or redevelop properties in Australia and New Zealand on an opportunistic basis; and

•
we acquired an 18.4% equity interest in Malulani Investments, Limited (“MIL”), a closely held Hawaiian company which currently owns interests in agricultural and developed commercial real estate in California, Hawaii and Texas.

In February 2006, we completed the process of rezoning our 50.6 acre site in suburban Melbourne from an essentially industrial zone into a priority zone permitting a wide variety of retail, entertainment, commercial and residential uses. The full development of this property is currently anticipated to require approximately 9 years and funding of approximately $500.0 million. This project is, accordingly, anticipated to be a major focus of our efforts in the years to come. As the property was previously operated by its prior owner as a brickworks, it will be necessary to remove the contaminated soil that resulted from those operations before we can take advantage of this new zoning. We are currently updating our estimates with respect to this phase of our overall development project.

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

Currently, our liquidity needs continue to arise mainly from:

•	working capital requirements;

•	capital expenditures including the acquisition, holding and development of real property assets; and

•	debt servicing requirements.

Discussion of Our Statement of Cash Flows

The following discussion compares the changes in our cash flows over the past three years.

Operating Activities

2006 Compared to 2005. Cash provided by operations was $11.9 million in the 2006 compared to $2.6 million in 2005. The increase in cash provided by operations of $9.3 million was primarily related to

•
cash distributions from our investments in unconsolidated joint ventures and entities of $6.6 million, including $5.9 million received as a return on investment on our $3.0 million investment in Place 57;

•	increased cinema operational cash flow from our Australia operations due primarily to increased cinema admissions and improved operational costs; and

•	improved cash flow from our U.S. cinemas during 2006 resulting from the sale of our formerly underperforming Puerto Rico operations in June 2005.

2005 Compared to 2004. Cash provided by operations was $2.6 million compared to $783,000 in 2004. The increase in cash provided by operations of $1.8 million was due primarily to:

•
a $592,000 increase of cash provided by our cinema operations notably $1.8 million from our new cinemas in New Zealand offset by a $1.2 million decrease cash provided by our Australia cinema operations resulting from lower admissions, driving lower revenues, which, coupled with non-revenue dependent costs from our previously existing cinema sites could not be fully offset by the cash flow from our cinema sites acquired or opened during the latter half of 2004 and during 2005;

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

Investing Activities

Cash used in investing activities for 2006 was $23.4 million compared to $36.8 million in 2005, and $17.3 million in 2004. The following summarizes our investing activities for each of the three years ending December 31, 2006:

The $23.4 million cash used in 2006 was primarily related to:

•	$8.1 million in acquisitions including:

o	$939,000 in cash used to purchase the Queenstown Cinema in New Zealand,

o	$2.6 million in cash used to purchase the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand,

o	$1.8 million for the Australia Indooroopilly property, and

o	$2.5 million for the adjacent parcel to our Moonee Ponds property;

•	$8.3 million in cash used to complete the Newmarket property and for property enhancements to our Australia, New Zealand and U.S. properties;

•
$2.7 million in cash used to invest in unconsolidated joint ventures and entities including $1.8 million paid for Malulani Investments, Ltd. stock and $876,000 additional cash invested in Rialto Cinemas used to pay off their bank debt;

•	$844,000 increase in restricted cash related to potential claims by our credit card companies; and

•	$8.1 million in cash used to purchase marketable securities.

offset by

•	$4.6 million cash received from the sale of our interest the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand.

The $36.8 million cash used in 2005 was primarily related to:

•	$12.6 million in net proceeds from the sales of our Glendale office building and Puerto Rico operations;

•	$1.0 million cash provided by a decrease in restricted cash; and

•	$515,000 in cash proceeds from the sale of certain surplus properties used in connection with our historic railroad activities;

offset by

•
$13.7 million paid for acquisitions including $11.8 million for the acquisition of the fee interest lessor’s ground lease interest and lessee’s ground lease interest of the Cinemas 1, 2 & 3 property in New York City and $2.0 million (AUS$2.6 million) paid for our new Melbourne office building;

•
$6.5 million primarily paid to invest in or add capital to our unconsolidated joint ventures and entities including $4.8 million (NZ$6.9 million) to purchase 100% of the stock of Rialto Entertainment, $694,000 (NZ$1.0 million) to purchase a 1/3 interest in Rialto Distribution, and $719,000 paid as additional capital contributions with respect to our joint venture investment in Place 57;

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

•	$3.8 million (AUS$5.0 million) related to the fit-outs to our Westlake and Rhodes leasehold cinemas (development opportunities acquired as a part of the Anderson Circuit);

•	$1.4 million expended on the Newmarket development project (an approximately 100,373 square foot shopping center located in a suburb of Brisbane, Australia);

•	$2.3 million paid to acquire a 25% membership interest in 205-209 E. 57th Street Associates, LLC, the limited liability company developing our old Sutton Cinema site in Manhattan;

offset by

•	$13.0 million receivable payment on the Sutton Promissory Note, issued to us in partial consideration for the sale to Place 57 of our interest in the Sutton Cinema site.

Financing Activities

2006 Compared to 2005. Cash provided by financing activities for 2006 decreased by $16.4 million to $13.9 million from $30.4 million compared to 2005. The $13.9 million in cash provided in 2006 was primarily related to:

•
$19.1 million of net borrowings which includes $11.8 million from our existing Australian Corporate Credit Facility and $7.3 million of net proceeds from a renegotiated mortgage on our Union Square Property; and

•	$3.0 million of a deposit received from Sutton Hill Capital, LLC for the option to purchase a 25% non-managing membership interest in the limited liability company that owns the Cinemas 1, 2 & 3;

offset by

•
$6.2 million of cash used to pay down long-term debt which was primarily related to the payoff of $3.2 million on the mortgage on our Union Square Property as part of a renegotiation of the loan; the payoff of our Movieland purchase note payable of approximately $512,000; the payoff of the Palms - Christchurch Cinema bank debt of approximately $1.9 million; and on the pay down of our Australian Corporate Credit Facility by $280,000;

•
$791,000 of cash used to repurchase the Class A Nonvoting Common Stock (these shares were previously issued to the Movieland sellers who exercised their put option during 2006 to sell back to us the shares they had received in partial consideration for the sale of the Movieland cinemas); and

•	$1.2 million in distributions to minority interests.

2005 Compared to 2004. Cash provided by financing activities was $30.4 million in 2005 compared to $6.8 million in 2004. This increase is attributable to our increase in borrowings of approximately $31.7 million. These borrowings came from draws of approximately $9.2 million (AUS$11.9 million) and $22.5 million (AUS$29.6 million) from our Australian Corporate Credit Facility and our Newmarket Construction Loan, respectively.

2006 Summary

Our cash position at December 31, 2006 was $11.0 million compared to $8.5 million at December 31, 2005. The majority of the $2.5 million increase related to the following transactions:

•	$11.9 million net cash provided by operating activities;

•	$11.8 million of new borrowings on our Australian Corporate Credit Facility;

•	$7.3 million of a recently renegotiated mortgage loan on our Union Square property;

•	$4.6 million cash received from the sale of our interest the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand; and

•	$3.0 million of a deposit paid by Sutton Hill Capital, LLC relating to its option to purchase a 25% non-managing membership interest in the limited liability company that owns the Cinemas 1, 2, & 3;

offset by

•	$8.1 million for the acquisition of the Queenstown and Palms cinemas in New Zealand and Indooroopilly and Moonee Ponds properties in Australia;

•	$8.3 million in cash used to complete the Newmarket property and for property enhancements to our Australia, New Zealand and U.S. properties;

•	$6.2 million of cash used to pay down long-term debt which was primarily related to

o	the payoff of the Movieland purchase note payable of approximately $520,000,

o	the payoff of the Palms - Christchurch Cinema bank debt of approximately $1.9 million,

o	the payoff of our Union Square mortgage of $3.2 million with a newly negotiated loan, and

o	the pay down of our Australian Corporate Credit Facility by $280,000;

•
$791,000 of cash used to repurchase the Class A Nonvoting Common Stock (these shares were previously issued to the Movieland sellers who exercised their put option during 2006 to sell back to us the shares they had received in partial consideration for the sale of the Movieland cinemas);

•
$2.7 million in cash used to invest in unconsolidated joint ventures and entities including $1.8 million paid for Malulani Investments, Limited stock and $876,000 additional cash invested in Rialto Cinemas;

•	$8.1 million in cash used to purchase marketable securities;

•	$844,000 increase in restricted cash for potential claims related to the use by third parties of counterfeit credit cards; and

•	$1.2 million in distributions to minority interests.

2005 Summary

Our cash position at December 31, 2005 was $8.5 million compared to $12.3 million at December 31, 2004. The majority of the $3.8 million change related to the following transactions:

•	$13.1 million of cash provided by the sale of our Glendale Building, our Puerto Rico cinema operation, and certain surplus property;

•	$1.0 million of cash provided by a decrease in restricted cash;

•	$2.1 million of cash provided by operations from our new cinema locations in Australia and New Zealand and settlements related to certain litigation claims; and

•	$31.7 million of net borrowings in 2005;

offset by

•
$30.5 million of cash used in the purchases of or additions to property and equipment primarily related to the development of our Newmarket ETRC, fit-out of our Adelaide, Australia cinema, and renovations to certain U.S. and New Zealand cinemas;

•	$13.7 million of cash used in acquisition purchases related to our purchase of the Cinemas 1, 2, & 3 fee and ground lease interests and our new Melbourne Office Building;

•	$6.5 million paid to invest in or add capital to our unconsolidated joint ventures and entities; and

•	$376,000 paid to purchase certain marketable securities.

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

•	cash used in the purchase of the Movieland circuit and related fee interests of $13.3 million (NZ$19.8 million);

•	cash of $1.0 million (AUS$1.4 million) paid for the acquisition of land adjacent to our Newmarket property in a suburb of Brisbane, Australia;

•	cash of $1.4 million expended on the Newmarket development project (an approximately 100,373 square foot shopping center located in a suburb of Brisbane, Australia);

•	cash of $800,000 deposited in connection with our acquisition of the Cinemas 1, 2 and 3 fee interest in Manhattan; and

•
cash of $2.3 million paid as our 25% ownership equity in the redevelopment of the property located on 57th Street just below 3rd Avenue in Manhattan as an approximately 100,000 square foot condominium complex;

offset by

•	net borrowings increase of $21.2 million primarily from increased borrowings in Australia and New Zealand.

Future Liquidity and Capital Resources

We believe that we have sufficient borrowing capacity to meet our short-term working capital requirements (see discussion below regarding our Trust Preferred Securities).

During the past 24 months, we have put into place several measures that have already had a positive effect on our overall liquidity, including:

•
on December 15, 2006, our New Zealand Corporate Credit Facility with the Westpac Banking Corporation was increased from $35.2 million (NZ$50.0 million) to $42.3 million (NZ$60.0 million) and the facility’s related principal payments were deferred to begin until February 2009. At December 31, 2006, we were in the process of issuing $50.0 million in Trust Preferred Securities through our wholly owned trust subsidiary. This transaction closed on February 5, 2007 and we used the funds principally to payoff our bank indebtedness in New Zealand by $34.4 million (AUS$50.0 million) and to pay down our indebtedness in Australia by $5.8 million (AUS$7.4 million).

•	on December 4, 2006, we renegotiated our loan agreement with a financial institution secured by our Union Square Theatre in Manhattan from a $3.2 million loan to a $7.5 million loan.

•
in 2005, our Australian Corporate Credit Facility with the Bank of Western Australia, Ltd through our Australian subsidiary, Reading Entertainment Australia Pty Ltd (the “Australia Credit Facility”) was increased from $64.2 million (AUS$87.7 million) to $73.3 million (AUS$100.0 million). This additional liquidity will allow us to continue to expand our operations in Australia. Effective September 30, 2006, we renegotiated our Australian Corporate Credit Facility. Under the new terms, it is unlikely that we will be required to make any further principal payments on the loan until the facility comes to term on January 1, 2009.

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

•
on June 8, 2005, we sold the assets and certain liabilities associated with our Puerto Rico cinema operations for $2.3 million resulting in a $1.6 million gain. Net operating losses of $1.8 million and $688,000 were included in the loss from discontinued operations for the years ending 2005 and 2004, respectively, relating to these operations. No material income tax provision arose from this transaction.

•	in May 2005, we moved our Los Angeles corporate headquarters out of downtown to the City of Commerce, California, a suburb of Los Angeles, resulting in an annual savings of approximately $100,000.

Potential uses for funds during 2007 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	the development of our currently held for development projects;

•	the acquisition of additional properties currently under consideration; and

•	the possible further investments in securities.

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

Estimated at approximately $500.0 million (AUS$635.0 million), our development in Burwood, Australia will clearly not be funded from normal working capital even in a phased approach. We have approached several financing sources who have already given a high-level, favorable response to this funding. However, we continue to investigate all options available to us including debt financing, equity financing, and joint venture partnering to achieve the optimal financing structure for this most significant development.

In late February 2007, it became apparent that our cost estimates with respect to the Burwood site preparation were low, as the extent of the contaminated soil present at the site - a former brickworks - was greater than we had originally believed. The $500 million cost included the approximately $1.4 million (AUS$1.8 million) of estimated cost to remove the contaminated soil. We are currently evaluating the additional site preparation costs likely to be associated with the removal of this contaminated soil.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at December 31, 2006 (in thousands):

	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$2,237	$363	$106,123	$7,055	$158	$276
Long-term debt to related parties	5,000	--	--	9,000	--	--
Lease obligations	11,482	10,840	10,833	10,609	9,928	65,290
Interest on long-term debt	9,990	9,572	4,069	743	--	--
Total	$28,709	$20,775	$121,025	$27,407	$10,086	$65,566

Unconsolidated Joint Venture Debt

Total debt of unconsolidated joint ventures was $4.8 million and $69.5 million as of December 31, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $2.2 million and $20.1 million as of December 31, 2006 and December 31, 2005, respectively. Each loan is without recourse to any assets other than our interests in the individual joint venture.

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

In 2006, we determined that it would be beneficial to have a layer of long term fully subordinated debt financing to help support our long term real estate assets. On February 5, 2007 we issued $50.0 million in 20-year fully subordinated notes, interest fixed for five years at 9.22%, to a trust which we control, and which in turn issued $50.0 million in trust preferred securities in a private placement. There are no principal payments until maturity in 2027 when the notes are paid in full. The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes. The placement generated $48.4 million in net proceeds, which were used principally to retire all of our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million).

As our operational focus continues to shift to Australia and New Zealand, unrealized foreign currency translation gains and losses could materially affect our financial position. Historically, we managed our currency exposure by creating natural hedges in Australia and New Zealand. This involves local country sourcing of goods and services as well as borrowing in local currencies. However, by paying off our New Zealand debt and paying down on our Australia debt with the proceeds of our Trust Preferred Securities, we have added an increased element of currency risk to our Company. We believe that this currency risk is mitigated by the comparatively favorable interest rate and the long-term nature of the fully subordinated notes.

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

In accordance with SFAS No. 133, we marked our Australian interest rate swap instruments to market resulting in an $845,000 (AUS$1.1 million) decrease, $171,000 (AUS$180,000) increase, and a $91,000 (AUS$118,000) increase to interest expense during 2006, 2005 and 2004, respectively.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We do not anticipate the application of this pronouncement will have a material impact on our results of operations or financial condition.

Financial Interpretation No. 48

In June 2006, the FASB issued Financial Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The benefit of a tax position may be recognized if there is a more likely than not probability that the position will be sustained on its merits when examined by the taxing authorities. If a benefit is thus recognized, the amount of benefit is measured as the largest tax benefit that is more than 50 percent probable of being secured upon ultimate settlement.

The provisions of FIN 48 are effective for years beginning after December 15, 2006. We estimate the application of FIN 48 will result in a cumulative charge to retained earnings as of January 1. 2007 between $400,000 and $900,000.

Staff Accounting Bulletin (SAB) 108

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Statement of Financial Accounting Standards No. 123(R)

In December 2004, the FASB issued SFAS No. 123 - Revised, Share Based Payment. The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Public companies may apply the standard on a modified prospective method. Under this method, a company records compensation expense for all awards it grants after the date it adopts the standard. In addition, public companies are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. During 2005, the Securities and Exchange Commission deferred the effective date of this statement until the first annual period beginning after June 15, 2005. The adoption of this statement in 2006 did not have a material impact on our financial position or results of operations.

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

•	with respect to our real estate development and operation activities:

o	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;

o	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;

o	the risks and uncertainties associated with real estate development;

o	the availability and cost of labor and materials;

o	competition for development sites and tenants; and

o	the extent to which our cinemas can continue to serve as an anchor tenant which will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations; and

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

Item 7A - Quantitative and Qualitative Disclosure about Market Risk

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

At December 31, 2006, approximately 49% and 23% of our assets (determined by the book value of such assets) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $9.0 million in cash and cash equivalents. At December 31, 2005, approximately 50% and 23% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $9.3 million in cash and cash equivalents.

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

Historically, our policy has been to borrow in local currencies to finance the development and construction of our entertainment complexes in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, approximately 45% and 28% of our Australian and New Zealand assets (based on book value), respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars. If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $6.4 million and $1.8 million, respectively, and the change in annual net income would be $472,000 and $341,000, respectively. At the present time, we have no plan to hedge such exposure. On February 5, 2007 we issued $50.0 million in 20-year fully subordinated notes and paid off our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and retired a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million). By paying off our New Zealand debt and paying down on our Australia debt with the proceeds of our Trust Preferred Securities, we have added an increased element of currency risk to our Company. We believe that this currency risk is mitigated by the comparatively favorable interest rate and the long-term nature of the fully subordinated notes.

We record unrealized foreign currency translation gains or losses which could materially affect our financial position. We have accumulated unrealized foreign currency translation gains of approximately $33.4 million and $28.6 million as of December 31, 2006 and 2005, respectively.

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

The majority of our U.S. bank loans have fixed interest rates; however, one of our domestic loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in approximately $5,000 increase or decrease in our 2006 interest expense.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand. The majority of our Australian and New Zealand bank loans have variable rates. The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above). If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in approximately $81,000 increase in 2006 Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in approximately $83,000 decrease 2006 Australian and New Zealand interest expense.

Item 8 - Financial Statements and Supplementary Data

Report of Independent Registered Public Accountants

To the Board of Directors and Stockholders of
Reading International, Inc.
Los Angeles, California:

We have audited the accompanying consolidated balance sheets of Reading International, Inc., and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reading International, Inc., and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 2007

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2006 and 2005
(U.S. dollars in thousands)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$11,008	$8,548
Receivables	6,612	5,272
Inventory	606	468
Investment in marketable securities	8,436	401
Restricted cash	1,040	--
Prepaid and other current assets	2,589	996
Total current assets	30,291	15,685
Property held for development	1,598	6,889
Property under development	38,876	23,069
Property & equipment, net	170,667	167,389
Investment in unconsolidated joint ventures and entities	19,067	14,025
Capitalized leasing costs	10	15
Goodwill	17,919	14,653
Intangible assets, net	7,954	8,788
Other assets	2,849	2,544
Total assets	$289,231	$253,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$13,539	$13,538
Film rent payable	4,642	4,580
Notes payable - current portion	2,237	1,776
Note payable to related party - current portion	5,000	--
Taxes payable	9,128	7,504
Deferred current revenue	2,565	2,319
Other current liabilities	177	250
Total current liabilities	37,288	29,967
Notes payable - long-term portion	113,975	93,544
Notes payable to related party - long-term portion	9,000	14,000
Deferred non-current revenue	528	554
Other liabilities	18,178	12,509
Total liabilities	178,969	150,574
Commitments and contingencies (Note 18)
Minority interest in consolidated affiliates	2,603	3,079
Stockholders' equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,558,089 issued and 20,980,865 outstanding at December 31, 2006 and 35,468,733 issued and 20,990,458 outstanding at December 31, 2005	216	215
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at December 31, 2006 and at December 31, 2005	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares at December 31, 2006 and 2005	--	--
Additional paid-in capital	128,399	128,028
Accumulated deficit	(50,058)	(53,914)
Treasury shares	(4,306)	(3,515)
Accumulated other comprehensive income	33,393	28,575
Total stockholders' equity	107,659	99,404
Total liabilities and stockholders' equity	$289,231	$253,057

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations for the Three Years Ended December 31, 2006
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Operating revenue
Cinema	$94,048	$86,760	$74,324
Real estate	12,077	11,345	9,765
Total operating revenue	106,125	98,105	84,089
Operating expense
Cinema	70,142	67,487	56,816
Real estate	7,365	7,359	6,948
Depreciation and amortization	13,212	12,384	11,823
General and administrative	12,991	17,247	14,824
Total operating expense	103,710	104,477	90,411

Operating income (loss)	2,415	(6,372)	(6,322)

Non-operating income (expense)
Interest income	308	209	843
Interest expense	(6,916)	(4,682)	(3,921)
Net loss on sale of assets	(45)	(32)	(114)
Other income (expense)	(1,953)	51	998

Loss before minority interest, discontinued operations, income tax expense and equity earnings of unconsolidated joint ventures and entities	(6,191)	(10,826)	(8,516)
Minority interest	(672)	(579)	(112)
Loss from continuing operations	(6,863)	(11,405)	(8,628)
Discontinued operations:
Gain on disposal of business operations	--	13,610	--
Loss from discontinued operations, net of tax	--	(1,379)	(469)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	(6,863)	826	(9,097)
Income tax expense	(2,270)	(1,209)	(1,046)
Loss before equity earnings of unconsolidated joint ventures and entities	(9,133)	(383)	(10,143)
Equity earnings of unconsolidated joint ventures and entities	9,547	1,372	1,680
Gain on sale of unconsolidated joint venture	3,442	--	--
Net income (loss)	$3,856	$989	$(8,463)
Earnings (loss) per common share - basic:
Earnings (loss) from continuing operations	$0.17	$(0.51)	$(0.37)
Earnings (loss) from discontinued operations, net	--	0.55	(0.02)
Basic earnings (loss) per share	$0.17	$0.04	$(0.39)
Weighted average number of shares outstanding - basic	22,425,941	22,249,967	21,948,065
Earnings (loss) per common share - diluted:
Earnings (loss) from continuing operations	$0.17	$(0.51)	$(0.37)
Earnings (loss) from discontinued operations, net	--	0.55	(0.02)
Diluted earnings (loss) per share	$0.17	$0.04	$(0.39)
Weighted average number of shares outstanding - diluted	22,674,818	22,249,967	21,948,065

See accompanying notes to consolidated financial statements.

--

Reading International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2006
(U.S. dollars in thousands)

	Common Stock
	Class A Shares	Class A Par Value	Class B Shares	Class B Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
At January 1, 2004	19,867	$199	2,032	$20	$123,516	$--	$(46,440)	$31,196	$108,491
Net loss	--	--	--	--	--	--	(8,463)	--	(8,463)
Other comprehensive income:	--	--	--	--	--	--	--	--	--
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	1,190	1,190
Total comprehensive income	--	--	--	--	--	--	--	--	(7,273)
Class B common stock received from stockholder in exchange for Class A common stock	487	5	(487)	(5)	--	--	--	--	--
Class A common stock issued	99	1	--	--	791	--	--	--	792
At December 31, 2004	20,453	$205	1,545	$15	$124,307	$--	$(54,903)	$32,386	$102,010
Net income	--	--	--	--	--	--	989	--	989
Other comprehensive income:	--	--	--	--	--	--	--	--	--
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	(3,822)	(3,822)
Unrealized gain on securities	--	--	--	--	--	--	--	11	11
Total comprehensive income	--	--	--	--	--	--	--	--	(2,822)
Class B common stock received from stockholder in exchange for Class A common stock	50	--	(50)	--	--	--	--	--	--
Class A common stock issued for stock options exercised in exchange for cash or treasury shares	487	10	--	--	3,721	(3,515)	--	--	216
At December 31, 2005	20,990	$215	1,495	$15	$128,028	$(3,515)	$(53,914)	$28,575	$99,404
Net income	--	--	--	--	--	--	3,856	--	3,856
Other comprehensive income:	--	--	--	--	--	--	--	--	--
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	4,928	4,928
Unrealized loss on securities	--	--	--	--	--	--	--	(110)	(110)
Total comprehensive income	--	--	--	--	--	--	--	--	8,674
Stock option and restricted stock compensation expense	16	--	--	--	284	--	--	--	284
Class A common stock received upon exercise of put option	(99)	--	--	--	--	(791)	--	--	(791)
Class A common stock issued for stock options exercised	74	1	--	--	87	-	--	--	88
At December 31, 2006	20,981	$216	1,495	$15	$128,399	$(4,306)	$(50,058)	$33,393	$107,659

See accompanying notes to consolidated financial statements.

--

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2006
(U.S. dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating Activities
Net income (loss)	$3,856	$989	$(8,463)
Adjustments to reconcile net income( loss) to net cash provided by operating activities:
Realized (gain) loss on foreign currency translation	38	(417)	(1,686)
Equity earnings of unconsolidated joint ventures and entities	(9,547)	(1,372)	(1,680)
Distributions of earnings from unconsolidated joint ventures and entities	6,647	855	1,546
Gain on the sale of unconsolidated joint venture	(3,442)	--	--
Gain on sale of Puerto Rico	--	(1,597)	--
Gain on sale of Glendale Building	--	(12,013)	--
Gain on settlement of litigation	--	--	(1,375)
Loss on extinguishment of debt	167	--	--
Loss on sale of assets, net	45	32	114
Depreciation and amortization	13,212	12,384	12,899
Stock based compensation expense	284	--	--
Minority interest	672	579	112
Changes in assets and liabilities:
(Increase) decrease in receivables	(556)	1,559	(889)
(Increase) decrease in prepaid and other assets	(1,914)	797	(619)
Increase in payable and accrued liabilities	1,108	748	448
Increase (decrease) in film rent payable	(103)	549	(402)
Increase (decrease) in deferred revenues and other liabilities	1,442	(506)	778
Net cash provided by operating activities	11,909	2,587	783
Investing Activities
Proceeds from sale of unconsolidated joint venture	4,573	--	--
Proceeds from sale of Puerto Rico	--	2,335	--
Proceeds from sale of Glendale Building	--	10,300	--
Acquisitions of real estate and leasehold interests	(8,087)	(13,693)	(20,031)
Purchases of and additions to property and equipment, net	(8,302)	(30,461)	(7,794)
Investment in unconsolidated joint ventures and entities	(2,676)	(6,468)	(2,290)
(Increase) decrease in restricted cash	(844)	1,011	(359)
Repayment of loan receivable	--	--	13,000
Purchases of marketable securities	(8,109)	(376)	--
Proceeds from disposal of assets, net	--	515	157
Net cash used in investing activities	(23,445)	(36,837)	(17,317)
Financing Activities
Repayment of long-term borrowings	(6,242)	(513)	(52,439)
Proceeds from borrowings	19,274	31,666	60,681
Capitalized borrowing costs	(223)	--	(266)
Option deposit received	3,000	--	--
Proceeds from exercise of stock options	88	161	--
Repurchase of Class A Nonvoting Common Stock	(791)	--	--
Minority interest distributions	(1,167)	(944)	(1,137)
Net cash provided by financing activities	13,939	30,370	6,839
Increase (decrease) in cash and cash equivalents	2,403	(3,880)	(9,695)
Effect of exchange rate on cash	57	136	252
Cash and cash equivalents at beginning of year	8,548	12,292	21,735
Cash and cash equivalents at end of year	$11,008	$8,548	$12,292
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$8,731	$6,188	$4,634
Income taxes	$585	$328	$312
Non-Cash Transactions
Increase in cost basis of Cinemas 1, 2, & 3 related to the purchase price adjustment of the call option liability to a related party	1,087	--	--
Debt issued to purchase Cinemas 1, 2, 3 (Note 8)	--	9,000	--
Deposit applied to Cinemas 1, 2, 3 (Note 8)	--	800	--
Property addition from purchase option asset (Note 8)	--	1,337	--
Buyer assumption of note payable on Glendale Building (Note 9)	--	(10,103)	--
Common stock issued for acquisition (Note 20)	--	--	792
Common stock issued for note receivable (Note 20)	--	55	--
Treasury shares received (Note 20)	--	(3,515)	--
Stock options exercised in exchange for treasury shares received (Note 20)	--	3,515	--

See accompanying notes to consolidated financial statements.

--

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Note 1 - Nature of Business

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

Note 2 - Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements of RDI and its subsidiaries include the accounts of CDL, RDGE and CRG. Also consolidated are Angelika Film Center LLC (“AFC”), in which we own a 50% controlling membership interest and whose only asset is the Angelika Film Center in Manhattan; Australia Country Cinemas Pty, Limited (“ACC”), a company in which we own a 75% interest, and whose only assets are our leasehold cinemas in Townsville and Dubbo, Australia; and the Elsternwick Classic, an unincorporated joint venture in which we own a 66.6% interest and whose only asset is the Elsternwick Classic cinema in Melbourne, Australia.

With the exception of one other investment, we have concluded that all other investment interests are appropriately accounted for unconsolidated joint ventures and entities, and accordingly, our unconsolidated joint ventures and entities in 20% to 50% owned companies are accounted for on the equity method. These investment interests include our 33.3% undivided interest in the unincorporated joint venture that owns the Mt. Gravatt cinema in a suburb of Brisbane, Australia; our 50% undivided interest in the unincorporated joint venture that owns a cinema in the greater Auckland area of New Zealand; our 25% undivided interest in the unincorporated joint venture that owns 205-209 East 57th Street Associates, LLC (Place 57) a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan; our 33.3% undivided interest in Rialto Distribution, an unincorporated joint venture engaged in the business of distributing art film in New Zealand and Australia; and our 25% undivided interest in the unincorporated joint venture that owns Rialto Entertainment Village Roadshow Ltd (“Village”) and SkyCity Leisure Ltd (“Sky”) in Rialto Cinemas.

We also have an 18.4% undivided interest in a private real estate company with holdings principally in California, Texas and Hawaii, including the Guenoc Winery and other land located in Northern California. We have been in contact with the controlling shareholder of Malulani Investments, Ltd. and requested quarterly or annual operating financials. To date, he has not responded to our request for relevant financial information. Based on this situation, we do not believe that we can assert significant influence over the dealings of this entity. As such and in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 35 - Criteria for Applying the Equity Method of Accounting for Investments in Common Stock - an Interpretation of APB Opinion No. 18, we are treating this investment on a cost basis by recognizing earnings as they are distributed to us.

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

Investment in Marketable Securities

We account for investments in marketable debt and equity securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Our investment in Marketable Securities includes equity instruments which are classified as available for sale and are recorded at market using the specific identification method. In accordance with SFAS No. 115, available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity. Premiums and discounts of debt instruments are recognized in interest income using the effective interest method. Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income.

Restricted Cash

We classify restricted cash as those cash accounts for which the use of funds is restricted by contract or bank covenant. At December 31, 2006, our restricted cash balance was $1.0 million made up of deposits transferred to restricted cash accounts under our name by, and in accordance with, our agreement with our domestic credit card processing bank. The deposits were transferred to cover any potential loss suffered by the bank in relation to the use by third parties of counterfeit credit cards and related credit card company fines.

Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities. The carrying amounts of our variable-rate secured debt approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to us. See Note 16 - Fair Value of Financial Instruments.

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of SFAS No. 133, we carry all derivative financial instruments on our Consolidated Balance Sheets at fair value. Derivatives are generally executed for interest rate management purposes but are not designated as hedges in accordance with SFAS No. 133 and SFAS No. 138. Therefore, changes in market values are recognized in current earnings.

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

Incident to the development of our Burwood property, in late 2006, we began various fill and earth moving operations. In late February 2007, it became apparent that our cost estimates with respect to site preparation were low, as the extent of the contaminated soil present at the site - a former brickworks - was greater than we had originally believed. Our previous estimated cost of $500 million included the approximately $1.4 million (AUS$1.8 million) of estimated cost to remove the contaminated soil. As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site. However, as a practical matter we intend to address these issues in connection with our planned redevelopment of the site as a mixed-use retail, entertainment, commercial and residential complex. We are currently evaluating the additional site preparation costs likely to be associated with the removal of this contaminated soil.

Property and Equipment

Property and equipment consists of land, buildings, leasehold improvements, fixtures and equipment. With the exception of land, property and equipment is carried at cost and depreciated over the useful lives of the related assets. In accordance with US GAAP, land is not depreciated.

Construction-in-Progress Costs

Construction-in-progress includes costs associated with already existing buildings, property, furniture and fixtures for which we are in the process of improving the site or its associated business assets.

Accounting for the Impairment of Long Lived Assets

We assess whether there has been an impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. At December 31, 2006, no impairment in the net carrying values of our investments in real estate and cinema leasehold interests or in unconsolidated real estate entities had occurred for the periods presented.

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which are effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment at least annually in accordance with the provisions of SFAS 142. As required by SFAS 142, prior to conducting our goodwill impairment analysis, we assess long-lived assets for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. We then perform the impairment analysis at one level below the operating segment level (see Note 10 - Goodwill and Intangibles) as defined by SFAS 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment. SFAS 142 requires that we estimate the fair value of our reporting units as compared with their estimated book value. If the estimated fair value of a reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of our reporting units, we primarily use the income approach (which uses forecasted, discounted cash flows to estimate the fair value of the reporting unit).

Revenue Recognition

Revenue from cinema ticket sales and concession sales are recognized when sold. Revenue from gift certificate sales is deferred and recognized when the certificates are redeemed. Rental revenue is recognized on a straight-line basis in accordance with SFAS No. 13 - Accounting for Leases.

Deferred Leasing/Financing Costs

Direct costs incurred in connection with obtaining tenants and/or financing are amortized over the respective term of the lease or loan on a straight-line basis.

Advertising Costs

Costs of advertising are expensed as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 are approximately $2.5 million, $2.6 million, and $2.8 million, respectively.

General and Administrative Expenses

For years ended December 31, 2006, 2005 and 2004, we booked gains on the settlement of litigation of $900,000, $494,000, and $1.4 million, respectively, as a recovery of legal expenses included in general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are generally as follows:

Building and building improvements	40 years
Leasehold improvement	Shorter of the life of the lease or useful life of the improvement
Theater equipment	7 years
Furniture and fixtures	5 - 10 years

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

The carrying value of our Australian and New Zealand assets fluctuates due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars. The exchange rates of the U.S. dollar to the Australian dollar were $0.7884 and $0.7342 as of December 31, 2006 and 2005, respectively. The exchange rates of the U.S. dollar to the New Zealand dollar were $0.7046 and $0.6845 as of December 31, 2006 and 2005, respectively.

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of Class A and Class B Stock outstanding during the years ended December 31, 2006, 2005, and 2004, respectively. Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding plus the dilutive effect of stock options. Stock options to purchase 514,100, 521,100, and 1,488,200 shares of Class A Common Stock were outstanding at December 31, 2006, 2005, and 2004, respectively, at a weighted average exercise price of $5.21, $5.00, and $4.19 per share, respectively. Stock options to purchase 185,100 shares of Class B Common Stock were outstanding at each of the years ended December 31, 2006, 2005, and 2004 at a weighted average exercise price of $9.90 per share. In accordance with SFAS 128 - Earnings Per Share, as we had recorded an operating loss before discontinued operations for the years ended December 31, 2005 and 2004, the effect of the stock options was anti-dilutive and accordingly excluded from the earnings per share computation.

Real Estate Purchase Price Allocation

We allocate the purchase price to tangible assets of an acquired property (which includes land, building and tenant improvements) based on the estimated fair values of those tangible assets assuming the building was vacant. Estimates of fair value for land are based on factors such as comparisons to other properties sold in the same geographic area adjusted for unique characteristics. Estimates of fair values of buildings and tenant improvements are based on present values determined based upon the application of hypothetical leases with market rates and terms.

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event may the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

These assessments have a direct impact on net income and revenues. If we assign more fair value to the in-place leases versus buildings and tenant improvements, assigned costs would generally be depreciated over a shorter period, resulting in more depreciation expense and a lower net income on an annual basis. Likewise, if we estimate that more of our leases in-place at acquisition are on terms believed to be above the current market rates for similar properties, the calculated present value of the amount above market would be amortized monthly as a direct reduction to rental revenues and ultimately reduce the amount of net income.

Business Acquisition Valuations Under FAS 141

The assets and liabilities of businesses acquired are recorded at their respective preliminary fair values as of the acquisition date in accordance with SFAS 141 “Business Combinations.” We obtain third-party valuations of material property, plant and equipment, intangible assets, debt and certain other assets and liabilities acquired. We also perform valuations and physical counts of property, plant and equipment, valuations of investments and the involuntary termination of employees, as necessary. Costs in excess of the net fair values of assets and liabilities acquired is recorded as goodwill.

We record above-market and below-market operating leases assumed in the acquisition of a business where we are the tenant/lessee based on the present value (using an interest rate which reflects the risks associated with the leases assumed of the difference between (i) the contractual amounts to be paid pursuant to the lease agreement and (ii) management’s estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized below-market lease asset as an increase of rental expense over the remaining non-cancelable term of the respective lease. We amortize any capitalized above-market lease liability as a decrease to rental expense over the initial term and any fixed-rate renewal periods in the respective leases.

The fair values of any other intangible assets acquired are based on the expected discounted cash flows of the identified intangible assets. Finite-lived intangible assets are amortized using the straight-line method of amortization over the expected period in which those assets are expected to contribute to our future cash flows. We do not amortize indefinite lived intangibles and goodwill.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We do not anticipate the application of this pronouncement will have a material impact on our results of operations or financial condition.

Financial Interpretation No. 48

In June 2006, the FASB issued Financial Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The benefit of a tax position may be recognized if there is a more likely than not probability that the position will be sustained on its merits when examined by the taxing authorities. If a benefit is thus recognized, the amount of benefit is measured as the largest tax benefit that is more than 50 percent probable of being secured upon ultimate settlement.

The provisions of FIN 48 are effective for years beginning after December 15, 2006. We estimate the application of FIN 48 will result in a cumulative charge to retained earnings as of January 1, 2007 between $400,000 and $900,000.

Staff Accounting Bulletin (SAB) 108

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Statement of Financial Accounting Standards No. 123(R)

In December 2004, the FASB issued SFAS No. 123 - Revised, Share Based Payment. The statement establishes the standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Public companies may apply the standard on a modified prospective method. Under this method, a company records compensation expense for all awards it grants after the date it adopts the standard. In addition, public companies are required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. During 2005, the Securities and Exchange Commission deferred the effective date of this statement until the first annual period beginning after June 15, 2005. The adoption of this statement in 2006 did not have a material impact on our financial position or results of operations.

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

Reclassifications and Adjustments

Reclassifications

We have reclassified Distributions of earnings from unconsolidated joint ventures and entities of $1.5 million in the consolidated statements of cash flows from investing activities to operating activities for the year ended December 31, 2004 to conform to the 2006 and 2005 consolidated statement of cash flows presentation. These reclassifications do not affect the total net change in cash and cash equivalents. In addition, certain reclassifications have been made to prior year amounts in order to conform to the discontinued operations presentation in the year ended December 31, 2005 (See Note 9 - Discontinued Operations).

Adjustments

Subsequent to the issuance of the 2005 and 2004 consolidated financial statements, we discovered that we had overstated our real estate revenue and cinema operating expense by $3.0 million and $3.3 million, respectively, due to an error in the elimination of intercompany rental charges among our Australian subsidiaries. We have adjusted our consolidated statements of operations for years ending December 31, 2005 and 2004 to correctly present consolidated real estate revenue and cinema operating expenses. The effects of the adjustment on our originally reported statements of operations are summarized below (dollars in thousands):

	2005		2004
	Real Estate Revenue	Cinema Expense	Real Estate Revenue	Cinema Expense
As originally reported	$14,310	$70,452	$13,078	$60,129
Australia intercompany eliminations	(2,965)	(2,965)	(3,313)	(3,313)
As adjusted	$11,345	$67,487	$9,765	$56,816

This adjustment had no impact on our operating losses, on our losses from continuing operations, or on our net income (loss) for the years ended December 31, 2005 and 2004. These adjustments were not material to the presentation of our consolidated financial statements for the years ended December 31, 2005 and 2004.

Note 3 - Stock Based Compensation and Employee Stock Option Plan

Stock Based Compensation

As part of his compensation package, Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, was granted $250,000 of restricted Class A Non-Voting Common Stock for each of the years ending December 31, 2006 and 2005. These stock grants each have a vesting period of two years, a stock grant price of $7.79 and $8.26, respectively, and a total unrealized market value at December 31, 2006 of $383,000. During the year ended December 31, 2006, we recorded compensation expense of $188,000 for the vesting of restricted stock grants. At December 31, 2006, in recognition of the vesting of one-half of the 2005 stock grant, we issued to Mr. Cotter 16,047 shares of Class A Non-Voting Common Stock which had a stock grant price of $7.79 per share and a fair market value of $133,000. The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Weighted Average Fair Value at Grant Date
Outstanding - January 1, 2005	--	$--
Granted	32,094	250
Outstanding - December 31, 2005	32,094	250
Granted	30,266	250
Vested	(16,047)	(125)
Outstanding - December 31, 2006	46,313	$375

In 2006, we formed Landplan Property Partners, Ltd, to identify, acquire and develop or redevelop properties on an opportunistic basis. In connection with the formation of Landplan, we entered into an agreement with Mr. Doug Osborne pursuant to which (i) Mr. Osborne will serve as the chief executive officer of Landplan and (ii) Mr. Osborne’s affiliate, Landplan Property Group, Ltd (“LPG”), will perform certain property management services for Landplan. The agreement provides for Mr. Osborne to hold an equity interest in the entities formed to hold these properties; such equity interest to be (i) subordinate to our right to an 11% compounded return on investment and (ii) subject to adjustment depending upon various factors including the term of the investment and the amount invested. Generally speaking, this equity interest will range from 27.5% to 15%. At December 31, 2006, Landplan had acquired one property in Indooroopilly, Brisbane, Australia. With the purchase of the Indooroopilly property, based on SFAS 123(R), we calculated the fair value of Mr. Osborne’s equity interest in the Indooroopilly Trust at the grant date was $77,000 (AUS$98,000) and we have expensed $13,000 (AUS$17,000)of this value during 2006.

Employee Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock. During the year ending December 31, 2006, we issued for cash to an employee of the corporation under this stock based compensation plan 12,000 shares and 15,000 shares of Class A Nonvoting Common Stock at exercise prices of $3.80 and $2.76 per share, respectively. During the year endings December 31, 2005 and 2004, we did not issue any shares under this stock based compensation plan.

Prior to January 1, 2006, we accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations while disclosing pro-forma net income and pro-forma net income per share as if the fair value method had been applied in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we did not recognize any compensation expense when the exercise price of the stock options equaled or exceeded the market price of the underlying stock on the date of grant. We issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant. No stock compensation expense was recognized in the consolidated statements of operations through December 31, 2005.

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

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created. SFAS 123(R) requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. Had we previously adopted SFAS 123(R), there would have been no impact on our presentation of the consolidated statement of cash flows because there were no recognized tax benefits relating to the years ended December 31, 2005 and 2004. For the year ended December 31, 2006, there also was no impact to the consolidated statement of cash flows because there were no recognized tax benefits during this period.

SFAS No. 123(R) requires Companies to estimate forfeitures. Based on our historical experience and the relative market price to strike price of the options, we do not currently estimate any forfeitures of vested or unvested options at the year ended December 31, 2006.

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

There were 7,500 options granted during the year ended December 31, 2005. In accordance with APB 25, we used the intrinsic value method and did not recognize any compensation expense when the exercise price of the stock options equaled or exceeded the market price of the underlying stock on the date of grant. For the 20,000 options granted during 2006, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2006
Stock option exercise price	$ 8.10
Risk-free interest rate	4.22%
Expected dividend yield	--
Expected option life	5.97 yrs
Expected volatility	34.70%
Weighted average fair value	$ 4.33

Using the above assumptions and in accordance with the SFAS No. 123(R) modified prospective method, we recorded $98,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the year ended December 31, 2006. The effect on earnings per share of the compensation charge was immaterial. At December 31, 2006, the total unrecognized estimated compensation cost related to non-vested stock options granted was $90,000, which is expected to be recognized over a weighted average vesting period of 2.09 years. The total realized value of stock options exercised during the years ended December 31, 2006 and 2005 was $136,000 and $102,000, respectively. The grant date fair value of options that vested during the years ended December 31, 2006 and 2005 was $199,000 for each of those years. We recorded cash received from stock options exercised of $88,000 and $161,000 during the years ended December 31, 2006 and 2005, respectively. No options were exercised; therefore, no cash was received from the exercising of stock options during the year ended December 31, 2004. The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at December 31, 2006 was $1.6 million of which 99% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of December 31, 2006 and December 31, 2005:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding-January 1, 2004	1,448,200	185,100	$4.09	$9.90	1,053,038	185,100	$4.75	$9.90
Granted	40,000	--	$7.80	$--
Outstanding-December 31, 2004	1,488,200	185,100	$4.19	$9.90	1,377,700	185,100	$4.80	$9.90
Exercised	(974,600)	--	$3.78	$--
Granted	7,500	--	$7.86	$--
Outstanding-December 31, 2005	521,100	185,100	$5.00	$9.90	474,600	185,100	$5.04	$9.90
Exercised	(27,000)	--	$3.22	$--
Granted	20,000	--	$8.10	$--
Outstanding-December 31, 2006	514,100	185,100	$5.21	$9.90	488,475	185,100	$5.06	$9.90

The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at December 31, 2006 and 2005 were approximately 3.60 and 4.47 years, respectively. The weighted average remaining contractual life of the exercisable options outstanding at December 31, 2006 and 2005 was approximately 3.39 and 4.25 years, respectively.
The following table illustrates the effect on net income per common share for the years ended December 31, 2005 and 2004 as if we had consistently measured the compensation cost for stock option programs under the fair value method adopted on January 1, 2006 (dollars in thousands):

Pro forma net income (loss):	2005	2004
Net income (loss)	$989	$(8,463)
Add: Stock-based compensation costs included in reported net loss	--	--
Deduct: Stock-based compensation costs under SFAS 123	83	358
Proforma net income (loss)	$906	$(8,821)

Pro forma basic net earnings (loss) per common share:
Pro forma net earnings (loss) per common share-basic and diluted	$0.04	$(0.40)
Reported net earnings (loss) per common share-basic and diluted	$0.04	$(0.39)

Note 4 - Earnings (Loss) Per Share

For the three years ended December 31, 2006, we calculated the following earnings (loss) per share (dollars in thousands, except per share amounts):

	2006	2005	2004
Income (loss) from continuing operations	$3,856	$(11,242)	$(7,994)
Income (loss) from discontinued operations	--	12,231	(469)
Net income (loss)	3,856	989	(8,463)
Weighted average shares of common stock - basic	22,425,941	22,249,967	21,948,065
Weighted average shares of common stock - dilutive	22,674,818	22,249,967	21,948,065

Earnings (loss) per share:
Earnings (loss) from continuing operations - basic and dilutive	$0.17	$(0.51)	$(0.37)
Earnings (loss) from discontinued operations - basic and dilutive	$--	$0.55	$(0.02)
Earnings (loss) per share - basic and dilutive	$0.17	$0.04	$(0.39)

Note 5 - Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	December 31,
	2006	2005
Prepaid and other current assets
Prepaid expenses	$1,214	$246
Prepaid taxes	552	370
Deposits	534	157
Other	289	223
Total prepaid and other current assets	$2,589	$996

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,270	$1,314
Long-term restricted cash	--	191
Deferred financing costs, net	898	847
Interest rate swap	206	--
Other	475	192
Total non-current assets	$2,849	$2,544

Note 6 - Property Under Development

Property under development is summarized as follows (dollars in thousands):

	December 31,
Property Under Development	2006	2005
Land	$30,296	$18,585
Construction-in-progress (including capitalized interest)	8,580	4,484
Property Under Development	$38,876	$23,069

The amount of capitalized interest for our properties under development was $1.8 million and $2.6 million for the years ending December 31, 2006 and 2005, respectively.

Note 7 - Property and Equipment

Property and equipment is summarized as follows (dollars in thousands):

	December 31,
Property and Equipment	2006	2005
Land	$56,830	$54,476
Building	99,285	92,188
Leasehold interests	11,138	9,075
Construction-in-progress	425	863
Fixtures and equipment	58,164	51,221
Total cost	225,842	207,823
Less accumulated depreciation	(55,175)	(40,434)
Property and equipment, net	$170,667	$167,389

Depreciation expense for property and equipment was $12.3 million, $9.6 million, and $11.6 million for the three years ending December 31, 2006, 2005 and 2004, respectively.

Note 8 - Acquisitions and Property Development

2006 Acquisitions and Property Development

Indooroopilly Land

On September 18, 2006, we purchased a 0.3 acre property for $1.8 million (AUS$2.3 million) as part of our newly established Landplan Property Partners arrangement with Mr. Doug Osborne.

In July 2006, we entered into an agreement with Mr. Doug Osborne pursuant to which (i) Mr. Osborne will serve as the chief executive officer of our newly formed Australian subsidiary Landplan Property Partners, Ltd (“LPP”) and (ii) Mr. Osborne’s affiliate, Landplan Property Group, Ltd (“LPG”), will perform certain property management services for LPP. LPP was formed to identify, acquire, develop and operate properties in Australia and New Zealand offering redevelopment possibilities and, ultimately, to sell the resultant redeveloped properties. The agreement provides for a base salary and an equity interest to Mr. Osborne in these properties. Mr. Osborne’s ownership interest in these properties, however, is subordinate to our right to an 11% compounded return on investment and is subject to adjustment depending upon his length of service and the amounts we invest. Generally speaking, his ownership interest will range from 27.5% to 15% based on meeting the defined service requirements and depending on our level of investment. At December 31, 2006, Landplan had acquired one property in Indooroopilly, Brisbane, Australia. With the purchase of the Indooroopilly property, based on SFAS 123(R), we calculated the fair value of Mr. Osborne’s equity interest in the Indooroopilly Trust at the grant date as $77,000 (AUS$98,000) and we have expensed $13,000 (AUS$17,000)of this value during 2006.

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

Berkeley Cinemas

Additionally, effective April 1, 2006, we purchased from our Joint Venture partner the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand for cash of $2.6 million (NZ$4.1 million) and the proportionate share of assumed debt which amounted to $987,000 (NZ$1.6 million). This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas Joint Venture investment and was not previously consolidated for accounting purposes. We drew down $4.8 million (AUS$6.3 million) on our Australian Corporate Credit Facility to purchase the Palms cinema and to payoff its bank debt of $2.0 million (NZ$3.1 million). We have finalized the purchase price allocation of this acquisition, which resulted in a 50% step up in basis of assets and liabilities, in accordance with SFAS No. 141 Business Combinations. A summary of the increased assets and liabilities relating to this acquisition as recorded at estimated fair values is as follows (dollars in thousands):

Palms Cinema
Assets
Accounts receivable	$31
Inventory	11
Other assets	8
Property and equipment	1,430
Goodwill	2,310
Total assets	3,790

Liabilities
Accounts payable and accrued liabilities	178
Note payable	987
Other liabilities	12
Total liabilities	1,177

Total net assets	$2,613

As a result of these transactions, the only cinema held in the Berkeley Joint Venture at December 31, 2006 was the Botany Downs cinema in suburban Auckland.

Malulani Investments, Ltd.

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company with holdings principally in California, Texas and Hawaii, including the Guenoc Winery and other land located in Northern California.

Queenstown Cinema

Effective February 23, 2006, we purchased a 3-screen leasehold cinema in Queenstown, New Zealand for $939,000 (NZ$1.4 million). Of this purchase price, $647,000 (NZ$977,000) was allocated to the acquired fixed assets and $297,000 (NZ$448,000) was allocated to goodwill. We funded this acquisition through internal sources.

Newmarket ETRC

During the first quarter of 2006, we completed the development and opened the remaining retail portion of an ETRC on our 177,497 square foot parcel in Newmarket, a suburb of Brisbane, in Queensland, Australia. The total construction costs for the site were $26.7 million (AUS$34.2 million) including $1.4 million (AUS$1.9 million) of capitalized interest. This project was primarily funded through our $78.8 million (AUS$100.0 million) Australian Corporate Credit Facility with the Bank of Western Australia, Ltd.

2005 Acquisitions and Property Development

Newmarket ETRC

During 2005, we developed and partially opened the retail portion of an ETRC on our 177,497 square foot parcel in Newmarket, a suburb of Brisbane, in Queensland, Australia. At December 31, 2005, the remaining tenants were scheduled to take occupancy by April 2006. Through December 31, 2005, the construction costs of the site were $24.2 million (AUS$32.5 million) including $1.4 million (AUS$1.9 million) of capitalized interest. Most of this project was funded by a $23.8 million (AUS$32.7 million) construction loan with the Bank of Western Australia, Ltd. As of December 31, 2005, we had drawn $21.7 million (AUS$29.6 million) on this loan related to the construction on this property.

Elizabeth Cinema

During 2005, we developed the leasehold interest in an 8-screen cinema in Adelaide, Australia. The cost to us of the leasehold development was $2.2 million (AUS$2.9 million) and was funded from internal sources.

Rialto Cinemas

Effective October 1, 2005, we purchased, indirectly, a beneficial ownership of 100% in the stock of Rialto Entertainment for $4.8 million (NZ$6.9 million). Rialto Entertainment is a 50% joint venture partner with Village Roadshow Ltd (“Village”) and SkyCity Leisure Ltd (“Sky”) in Rialto Cinemas the largest art cinema circuit in New Zealand. The joint venture owns or manages five cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, Wellington, Dunedin and Hamilton.

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

Cinemas 1, 2 & 3 Ground Lease

On September 19, 2005, we acquired the tenant’s interest in the ground lease estate that is currently between (i) our fee ownership of the underlying land and (ii) our current possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3 in Manhattan. This tenant’s ground lease interest was purchased from Sutton Hill Capital LLC (“SHC”) for a $9.0 million promissory note, bearing interest at a fixed rate of 8.25% and maturing on December 31, 2010. As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved the purchase of the property (see Note 25 - Related Parties and Transactions). The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.

The acquisition of the tenant’s ground lease interest finalized the acquisition side of a tax deferred exchange under Section 1031 of the Internal Revenue Code designed to exchange our interest in our only non-entertainment oriented fee property in the United States for the fee interest underlying our leasehold estate in the Cinemas 1, 2 & 3. The acquisition of this tenant’s ground lease interest and the Cinemas 1, 2, 3 Fee Interest described below have resulted in a book value of approximately $23.9 million and a tax basis of $10.4 million (which includes $1.3 million of option fees paid in 2000 as part of the City Cinemas Master Lease Agreement, see Note 10 - Goodwill and Intangible Assets).

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

As part of the purchase of this ground lease interest, we have agreed in principal, as a part of our negotiations to acquire the land and the SHC interests in the Cinemas 1, 2 & 3, to grant an option to Sutton Hill Capital, LLC, a limited liability company beneficially owned in equal 50/50 shares by Messrs. James J. Cotter and Michael Forman (see Note 25 - Related Parties and Transactions) to acquire, at cost, up to a 25% non-managing membership interest in the limited liability company that we formed to acquire these interests. In relation to this option, we recorded $3.7 million and $1.0 million as call option liabilities in our other liabilities at December 31, 2006 and 2005, respectively. In accordance with SFAS No. 141 - Business Combinations, the purchase price allocation was finalized in the first quarter of 2006.

2004 Acquisitions and Property Development

Botany Downs

On December 24, 2004, we opened an additional 8-screen cinema, this one located in a suburb of Auckland, New Zealand and owned in an unincorporated joint venture with our partner in the Berkeley Cinemas chain in New Zealand.

West Lakes and Rhodes

In December 2004, we completed the fit outs of the two cinemas with 15 screens. The leases and development rights for the two cinemas were acquired as part of the Anderson acquisition.

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

Also during 2004, we made various investments of capital to purchase and/or develop various existing or new assets. A summary of the assets acquired and liabilities assumed on the acquisition dates in 2004 (valued at the foreign currency exchange rates at the time of acquisition) and an explanation relating to these acquisitions is as follows:

Assets Acquired	Anderson Acquisition	Movieland Acquisition	Newmarket Acquisition	Total
Cash	$135	$18	$--	$153
Receivables	99	48	--	147
Inventory	25	--	--	25
Prepayments	56	--	--	56
Land	--	992	--	992
Building	--	6,083	--	6,083
Lease agreements	282	593	--	875
Fixtures and equipment	3,237	2,157	--	5,394
Property held for development	--	--	1,042	1,042
Plans and permits	--	162	--	162
Deferred tax asset	9	--	--	9
Goodwill	3,129	5,415	--	8,544
Total Acquired Assets	$6,972	$15,468	$1,042	$23,482

Liabilities Assumed
Creditors	$433	$--	$--	$433
Prepaid revenue	8	--	--	8
Accruals	71	--	--	71
Other payables	62	--	--	62
Provisions	95	--	--	95
Lease agreements	450	666	--	1,116
Loans	661	--	--	661
Put Option	--	175	--	175
Total Liabilities Assumed	$1,780	$841	$--	$2,621

Total Net Assets	$5,192	$14,627	$1,042	$20,861

Other Acquisitions

Movieland Circuit

In August 2004, we closed a series of agreements which, together, provided for the acquisition of six existing New Zealand cinemas, representing 27 screens, and in the case of three of these locations, the fee interests underlying such cinemas. Two of the locations included ancillary retail and commercial tenants. We also acquired the plans and permits for the development of an additional two screens at each of two of the cinemas, for a potential increase of four additional screens.

The acquisition costs of these cinemas and fee interests amounting to $14.6 million (NZ$21.8 million) was funded by a combination of $13.3 million (NZ$19.8 million) of working capital, $791,000 (NZ$1.2 million) in shares of our Class A Common Stock (98,949 shares issued at $8.00 per share (NZ$11.94, using a NZ$ to US$ exchange ratio of $0.67)), and a $546,000 (NZ$784,000) purchase money promissory note. The working capital was funded through a combination of cash of $5.4 million (NZ$8.1 million) and a drawdown under of our banking facility in New Zealand of

$8.3 million (NZ$12.3 million). The shares issued includes a non-transferable option to put to us the Class A Common Stock issued to them at a put price of NZ$11.94 at any time during January 2006. On January 27, 2006, this put option was exercised by the sellers resulting in the extinguishment of this obligation for a net settlement value of $24,000. The $546,000 (NZ$784,000) purchase money promissory note has an interest rate of 5.50%. Pursuant to the terms of the note, the principal and interest of this note was paid in full in February 2006.

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

Newmarket - Dulux Property

On July 1, 2004, we acquired an approximately 13,390 square foot parcel adjacent to our larger Newmarket site for $1.0 million (AUS$1.4 million). We anticipate that the addition of this property will allow the addition of a complementary cinema element to the project. Plans for a 6-screen cinema as a part of the project are currently being considered by the applicable governmental authorities.

Note 9 - Discontinued Operations and Disposals

In accordance with SFAS 144, we report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale under SFAS 144. We included all results of these discontinued operations, less applicable income taxes, in a separate component of operations on the consolidated statements of operations under the heading “discontinued operations.” This treatment resulted in reclassifications of our 2004 financial statement amounts to conform to the 2006 and 2005 presentation.

2006 Transactions

Berkeley Cinema Group. On August 28, 2006, we sold to our joint venture partner our interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand for $4.6 million (NZ$7.2 million) in cash and the assumption of $1.6 million (NZ$2.5 million) in debt. The sale resulted in a gain on sale of unconsolidated joint venture for the year ended December 31, 2006 of $3.4 million (NZ$5.4 million).

2005 Transactions

Railroad Properties

On September 26, 2005, we sold certain surplus properties used in connection with our historic railroad activities for cash totaling $515,000 resulting in a nominal loss on sale.

Glendale Building

 On May 17, 2005, we sold our Glendale office building in Glendale, California for $10.3 million cash and $10.1 million of assumed debt resulting in a $12.0 million gain. All the cash proceeds from the sale were used in the purchase for $12.6 million of the Cinemas 1, 2 & 3 fee interest and of the landlord’s interest in the ground lease, encumbering that land, as part of a tax-deferred exchange under Section 1031 of the Internal Revenue Code.

For the two years ended December 31, 2005, we recorded the following results for the Glendale building discontinued operations:

	2005	2004
Revenue	$1,103	$2,648
Operating expense	355	984
Depreciation & amortization expense	51	601
General & administrative expense	--	5
Operating income	697	1,058
Interest income	2	1
Interest expense	312	840
Income from discontinued operations before gain on sale	387	219
Gain on sale	12,013	--
Total income from discontinued operations	$12,400	$219

Puerto Rico Cinema Operations

On June 8, 2005, we sold our assets and certain liabilities associated with our Puerto Rico cinema operations for $2.3 million resulting in a $1.6 million gain.

For the two years ended December 31, 2005, we recorded the following results for the Puerto Rico discontinued operations:

	2005	2004
Revenue	$4,575	$12,932
Operating expense	5,752	12,347
Depreciation & amortization expense	206	475
General & administrative expense	383	798
Loss from discontinued operations before gain on sale	(1,766)	(688)
Gain on sale	1,597	--
Total loss from discontinued operations	$(169)	$(688)

2004 Transactions

We did not have any transactions involving discontinued operations or disposals during 2004.

Note 10 - Goodwill and Intangible Assets

Goodwill associated with our asset acquisitions is tested for impairment in the third quarter with continued evaluation through the fourth quarter of every year. Based on the projected profits and cash flows of the related assets, it was determined that there is no indication of impairment to our goodwill as of December 31, 2006 or 2005. Goodwill increased during the period primarily due to

2006 acquisitions discussed in Note 8 - Acquisitions and Property Development. At December 31, 2006 and 2005, our goodwill consisted of the following (dollars in thousands):

2006	Cinema	Real Estate	Total
Balance as of January 1, 2006	$9,489	$5,164	$14,653
Goodwill acquired during 2006	2,849	--	2,849
Foreign currency translation adjustment	375	42	417
Balance at December 31, 2006	$12,713	$5,206	$17,919

2005	Cinema	Real Estate	Total
Balance as of January 1, 2005	$9,725	$5,132	$14,857
Purchase accounting adjustment during 2005	122	75	197
Foreign currency translation adjustment	(358)	(43)	(401)
Balance at December 31, 2005	$9,489	$5,164	$14,653

We have intangible assets subject to amortization consisting of the following (dollars in thousands):

As of December 31, 2006	Beneficial Lease	Option Fee	Other Intangibles	Total
Gross carrying amount	$10,984	$2,773	$219	$13,976
Less: Accumulated amortization	3,577	2,426	19	6,022
Total, net	$7,407	$347	$200	$7,954

As of December 31, 2005	Beneficial Lease	Option Fee	Other Intangibles	Total
Gross carrying amount	$10,957	$2,773	$212	$13,942
Less: Accumulated amortization	2,809	2,332	13	5,154
Total, net	$8,148	$441	$199	$8,788

As fully described in Note 25 - Related Parties and Transactions, in October 2003, in connection with the sale of the Sutton Property, among other things, the City Cinemas Purchase Option was amended to remove the Sutton Property and to reduce our exercise price by $5.0 million from $33.0 million to $28.0 million. Accordingly, the net carrying value of the $5.0 million option was reduced by $890,000 to reflect the decrease in the City Cinemas property still available for purchase, following the sale of the Sutton Property in 2003 and the Murray Hill Property in 2002. Additionally, to recognize the exercise of a portion of the City Cinemas Master Lease Agreement in September 2005, we recorded $1.3 million of our option fees to the Cinemas 1, 2, 3 tenant’s ground lease interest that we purchased on September 19, 2005 (see Note 8 - Acquisitions and Property Development) thus reducing our net option fee balance to $0.5 million.

We amortize our beneficial leases over the lease terms of twenty years and our option fees over 10 years. For years ended December 31, 2006, 2005 and 2004, our amortization expense totaled $868,000, $1.1 million, and $1.1 million per year, respectively. The estimated amortization expense in the five succeeding years and thereafter is as follows (dollars in thousands):

Year Ending December 31,
2007	$832
2008	832
2009	832
2010	801
2011	738
Thereafter	3,822
Total future amortization expense	$7,857

Note 11 - Investments in and Advances to Unconsolidated Joint Ventures and Entities

Investments in and advances to unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Malulani Investments, Ltd. as described below. As of December 31, 2006 and 2005, these investments in and advances to unconsolidated joint ventures and entities include the following (dollars in thousands):

		December 31,
	Interest	2006	2005
Malulani Investments	18.4%	$1,800	$--
Rialto Distribution	33.3%	782	734
Rialto Cinemas	50.0%	5,608	4,691
205-209 East 57th Street Associates, LLC	25.0%	5,557	3,139
Mt. Gravatt	33.3%	4,713	4,052
Berkeley Cinema - Group	50.0%	--	944
Berkeley Cinemas - Palms & Botany	50.0%	607	465
Total		$19,067	$14,025

For the years ending December 31, 2006, 2005 and 2004, we recorded our share of equity earnings (loss) from our unconsolidated joint ventures and entities as follows:

	December 31,
	2006	2005	2004
Rialto Distribution	$25	$50	$--
Rialto Cinemas	(169)	--	--
205-209 East 57th Street Associates, LLC	8,277	(56)	--
Mt. Gravatt	648	501	956
Berkeley Cinema - Group	322	383	358
Berkeley Cinemas - Palms & Botany	444	494	366
	$9,547	$1,372	$1,680

Malulani Investments, Ltd.

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company with holdings principally in California, Texas and Hawaii, including the Guenoc Winery and other land in Northern California. This land and commercial real estate holdings are encumbered by debt. We have been in contact with the controlling shareholder of Malulani Investments, Ltd. (“MIL”) and requested quarterly or annual operating financials. To date, he has not responded to our request for relevant financial information. Based on this situation, we do not believe that we can assert significant influence over the dealings of this entity. As such and in accordance with FASB Interpretation No. 35 - Criteria for Applying the Equity Method of Accounting for Investments in Common Stock - an Interpretation of APB Opinion No. 18, we are treating this investment on a cost basis by recognizing earnings as they are distributed to us.

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

Rialto Cinemas

Effective October 1, 2005, we purchased, indirectly, beneficial ownership of 100% of the stock of Rialto Entertainment for $4.8 million (NZ$6.9 million). Rialto Entertainment is a 50% joint venture partner with Village and Sky in Rialto Cinemas, the largest art cinema circuit in New Zealand. We own an undivided 50% interest in the assets and liabilities of the joint venture and treat our interest as an equity method interest in an unconsolidated joint venture. The joint venture owns or manages five cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, Wellington, Dunedin and Hamilton.

As of December 31, 2005, we were in dispute with our joint venture partner, which precluded us from receiving timely financial reporting which required us to treat our ownership of Rialto Cinemas on a cost basis. We have now resolved the dispute and are receiving regular financial reporting on the results of the cinemas. Also during the third quarter of 2006, we contributed an additional $876,000 (NZ$1.4 million) to the partnership that was used to pay off the bank loans owed by the cinemas.

205-209 East 57th Street Associates, LLC

On September 14, 2004, we acquired for $2.3 million a non-managing membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan. Our membership interest represents a 25% interest in the LLC, and was issued to us by 205-209 East 57th Street Associates, LLC in consideration of a capital contribution equal to 25% of its total book capital, calculated after taking into account the effect of our capital contribution. During the first quarter of 2005, we increased our investment by $719,000 in the 205-209 East 57th Street Associates, LLC to maintain our 25% equity ownership in the joint venture in light of increased budgeted construction costs. During 2005 and 2004, the project was only in its development stage which resulted in an equity loss from unconsolidated joint venture of $125,000 and $56,000, respectively. During 2006, this joint venture has been able to complete the development of most of the residential condominium complex in midtown Manhattan called Place 57 and the partnership has closed on the sales of 59 condominiums resulting in gross sales of $117.7 million and equity earnings from unconsolidated joint venture to us of $8.3 million. The condensed balance sheet and statement of operations of 205-209 East 57th Street Associates, LLC are as follows:

205-209 East 57th Street Associates, LLC Condensed Balance Sheet Information:
	December 31,
	2006	2005
Current assets	$4,456	$73,538
Non current assets	18,488	229
Current liabilities	2,187	62,684
Non current liabilities	--	--
Minority interest	5,608	3,139

205-209 East 57th Street Associates, LLC Condensed Statements of Operations Information:
	December 31,
	2006	2005	2004
Net revenue	$117,708	$--	$--
Operating income	33,106	(500)	(500)
Net income	33,106	(500)	(225)

Mt. Gravatt

In May 2003, we acquired an undivided 1/3 interest in Mt Gravatt, an unincorporated joint venture that owns and operates a 16-screen multiplex cinema in Australia. We own an undivided 1/3 interest in the assets and liabilities of the joint venture and treat our interest as an equity method interest in an unconsolidated joint venture.

Berkeley Cinemas - Group and Berkeley Cinemas -Palms & Botany

We previously had investments in three joint ventures with Everard Entertainment Ltd in New Zealand (the “NZ JVs”). We entered into the first joint venture in 1998, the second in 2003, and the third in 2004. These joint ventures were unincorporated and as such, we own an undivided 50% interest in the assets and liabilities of each of the joint ventures and treat our interest as an equity method interest in an unconsolidated joint venture.

On August 28, 2006, we sold to our joint venture partner our interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand, the Berkeley Cinema Group for $4.6 million (NZ$7.2 million) in cash and the assumption of $1.6 million (NZ$2.5 million) in debt. The sale resulted in a gain on sale of unconsolidated joint venture for the year ending December 31, 2006 of $3.4 million (NZ$5.4 million). The condensed balance sheet and statement of operations for the Berkeley Cinema Group is as follows (dollars in thousands):

Berkeley Cinemas - Group Condensed Balance Sheet Information:
December 31,
2005
Current assets	$805
Non current assets	5,263
Current liabilities	1,030
Non current liabilities	3,205
Minority interest	944

Berkeley Cinemas - Group Condensed Statements of Operations Information:
	December 31,
	2006	2005	2004
Net revenue	$3,440	$5,292	$4,952
Operating income	1,197	765	716
Net income	644	765	716

Additionally, effective April 1, 2006, we purchased from our Joint Venture partner the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand for cash of $2.6 million (NZ$4.1 million) and the proportionate share of assumed debt which amounted to $987,000 (NZ$1.6 million). This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas - Palms & Botany investment and was not previously consolidated for accounting purposes. Subsequent to April 1, 2006, we have consolidated this entity into our financial statements. See Note 8 - Acquisitions and Property Development.

As of December 31, 2006, the only remaining cinema owned by this joint venture is the Botany Downs cinema, located in suburban Auckland.

Combined Condensed Financial Information

The combined condensed financial information for all of the above unconsolidated joint ventures and entities accounted for under the equity method is as follows; therefore, this only excludes Malulani Investments (dollars in thousands):

Condensed Balance Sheet Information (Unaudited):
	December 31,
	2006	2005
Current assets	$10,153	$8,146
Non current assets	30,573	95,184
Current liabilities	5,004	9,265
Non current liabilities	4,109	76,045
Minority interest	19,067	14,025

Condensed Statements of Operations Information (Unaudited):
	December 31,
	2006	2005	2004
Net revenue	$135,675	$34,156	$21,195
Operating income	36,608	5,347	7,971
Net income	35,697	4,484	4,024

Note 12 - Notes Payable

Notes payable are summarized as follows (dollars in thousands):

	December 31,			December 31,
Name of Note Payable	2006 Interest Rate	2005 Interest Rate	Maturity Date	2006 Balance	2005 Balance
Australian Corporate Credit Facility	7.33%	6.96%	January 1, 2009	$70,516	$32,442
Australian Newmarket Construction Loan	N/A	7.34%	January 1, 2009	--	21,701
Australian Shopping Center Loans	--	--	2007-2013	1,147	1,169
New Zealand Corporate Credit Facility	9.15%	9.15%	November 23, 2009	35,230	34,225
New Zealand Movieland Note Payable	N/A	5.50%	February 26, 2006	--	537
US Sutton Hill Capital Note 1 - Related Party	9.69%	9.26%	July 28, 2007	5,000	5,000
US Royal George Theatre Term Loan	7.86%	6.97%	November 29, 2007	1,819	1,986
US Sutton Hill Capital Note 2 - Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	7.31%	January 1, 2010	7,500	3,260
Total Notes Payable				$130,212	$109,320

Australia

Australian Corporate Credit Facility

As prescribed by the credit agreement, during 2006, our Australian Corporate Credit Facility with the Bank of Western Australia, Ltd through our Australian subsidiary, Reading Entertainment Australia Pty Ltd (the “Australia Credit Facility”) was combined with our Newmarket Construction Loan during the first quarter of 2006 upon completion of the retail portions of our Newmarket ETRC. At December 31, 2006, the combined total borrowing limit of our Australian Corporate Credit Facility was $78.8 million (AUS$100.0 million). At December 31, 2006, we had drawn a total of $70.5 million (AUS$89.4 million) against this facility and issued lease guarantees as the lessee of $3.2 million (AUS$4.0 million) leaving an available, undrawn balance of $5.1 million (AUS$6.5 million). Effective September 30, 2006, we renegotiated our Australian Corporate Credit Facility. Under the new terms, it is unlikely that we will be required to make any further principal payments on the loan until the facility comes to term on January 1, 2009.

During 2006, we drew down $4.8 million (AUS$6.3 million) to purchase the Palms - Christchurch Cinema and to payoff the Palms - Christchurch Cinema bank debt (see Note 8 - Acquisitions and Property Development), $2.2 million (AUS$3.0 million) to purchase a 0.4 acre commercial site adjacent to our Moonee Ponds property in Melbourne, Australia, $1.6 million (AUS$2.2 million) to purchase a commercial development in Indooroopilly a suburb of Brisbane, Australia, and $1.1 million (AUS$1.4 million) to make capital improvements to our existing cinema sites. Additionally, we drew down $2.3 million (AUS$3.1 million) on our Newmarket Construction Loan used to finance the completion of the retail portions of our Newmarket Shopping Centre development in Brisbane, Australia.

This credit facility is secured by substantially all of our cinema assets in Australia, but has not been guaranteed by any company other than several of our wholly owned Australian subsidiaries. The credit facility includes a number of affirmative and negative covenants designed to protect the Bank’s security interests. The most restrictive covenant of the facility is a limitation on the total amount that we are able to drawdown based on the total assets that are securing the loan. Our Australian Credit Facility provides for floating interest rates based on the Bank Bill Swap Bid Rate (BBSY bid rate), but requires that not less than 70% of the loan be swapped into fixed rate obligations. For further information regarding our swap agreements, see Note 13 - Derivative Instruments. All interest rates above include a 1.00% interest rate margin.

Fair Value of Interest Rate Swap Agreements

In accordance with SFAS No. 133, we marked our Australian interest rate swap instruments to market resulting in an $845,000 (AUS$1.1 million) decrease, $171,000 (AUS$180,000) increase, and a $91,000 (AUS$118,000) increase to interest expense during 2006, 2005 and 2004, respectively (See Note 13 - Derivative Instruments).

Australian Shopping Center Loans

As part of the Anderson Circuit, in July 2004, we assumed the three loans on the properties of Epping, Rhodes, and West Lakes. The total amount assumed on the transaction date was $1.5 million (AUS$2.1 million) and the loans carry no interest as long as we make timely principal payments of approximately $250,000 (AUS$320,000) per year. The balance of these loans at December 31, 2006 and 2005 was $1.1 million (AUS$1.4 million) and $1.2 million (AUS$1.6 million), respectively. Early repayment is possible without penalty. The only recourse on default of these loans is the security on the properties.

New Zealand

Corporate Credit Facility

On December 15, 2006, our New Zealand Corporate Credit Facility with the Westpac Banking Corporation was increased from $35.2 million (NZ$50.0 million) to $42.3 million (NZ$60.0 million) and the facility’s related principal payment were deferred to begin in February 2009 after which we will be required to make quarterly principal payments of $750,000 till the loan comes due in November 2009. During 2004, this credit facility had replaced our existing $20.9 million (NZ$31.3 million) credit facility, with Bank of New Zealand, with a $35.5 million (NZ$50.0 million) credit facility with Westpac Banking Corporation. The facility is secured by substantially all of our New Zealand assets, but has not been guaranteed by any entity other than several of our New Zealand subsidiaries. The facility expires on November 23, 2009. The credit facility had been fully drawn in order to repay the replaced facility and to finance our 2004 acquisitions of six cinemas (27 screens) and three underlying fee interests in New Zealand. The facility includes various affirmative and negative covenants designed to protect the bank’s security, limits capital expenditures and the repatriation of funds out of New Zealand without the approval of the bank. Also included in the restrictive covenants of the facility is the restriction of transferring funds from subsidiary to parent. Interest on the facility is a floating rate based on the 90-day Bank Bill Bid Rate (BBBR). At December 31, 2006 that rate was 9.15% (which includes a 1.45% interest rate margin) and the amount outstanding was $35.2 million (NZ$50.0 million).

Movieland Note Payable

On February 27, 2006, we paid off the balance of our New Zealand Movieland Note Payable which we had issued in August 2004 in connection with the purchase of our Movieland Circuit. The balance of the purchase money promissory note was paid in full for $520,000 (NZ$784,000) plus $14,000 (NZ$22,000) of accrued interest.

Domestic

Sutton Hill Capital Note 1 - City Cinemas Standby Credit Facility

In connection with the City Cinemas Transaction, we undertook to lend SHC up to $28.0 million commencing in July 2007. With the release of the Murray Hill cinema from the Operating Lease in February 2002, this obligation decreased to $18.0 million. As more fully described in Note 25 - Related Parties and Transactions, the City Cinemas Standby Credit Facility, in connection with the sale of the Sutton Property, the Operating Lease was further reduced by $5.0 million from $18.0 million to $13.0 million and the draw down date was changed to the earlier of October 2005 or the payment of the Sutton Purchase Money Note.

Prior to the sale of the Sutton Property in 2003, our funding obligation under the City Cinemas Standby Credit Facility was not recorded on our Consolidated Balance Sheet. Instead, it was disclosed as an off balance sheet future loan commitment. Following the October 2003 sale of the Sutton Property, this loan commitment was recorded as an “other non-current liability” on our Consolidated Balance Sheet. On September 14, 2004, the Sutton Purchase Money Note was paid, and $13.0 million of the proceeds were called by SHC as the final drawdown of the City Cinemas Standby Credit Facility.

On September 14, 2004, we issued a $5.0 million promissory note to SHC which carries an interest rate at December 31, 2006 of 9.69% per annum with interest only payments payable monthly and a balloon principal payment due on July 28, 2007, the loan maturity date. We used the proceeds to in part invest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan.

Royal George Theatre Term Loan

On November 29, 2002, we entered into a $2.5 million loan agreement with a financial institution, secured by our Royal George Theatre in Chicago, Illinois. The loan is a 5-year term loan that accrues a variable interest rate payable monthly in arrears. As of December 31, 2006, the interest rate on the loan was 7.86% paid monthly in conjunction with the monthly scheduled principal payment. The loan agreement contains various covenants. The most restrictive covenant is that we must maintain the ratio of EBITDA (as defined by the loan agreement) to capital expenditures, taxes and loan payments of at least 1.1 to 1. We owed $1.8 million and $2.0 million on this term loan as of December 31, 2006 and 2005, respectively.

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

Union Square Theatre Term Loan

On December 4, 2006, we renegotiated our loan agreement which is secured by our Union Square Theatre in Manhattan. The new loan increased our borrowing amount from $3.2 million to $7.5 million and reduced our annual interest rate from 7.31% to 6.26%. This new three-year term loan requires monthly scheduled principal and interest payments. We owed $7.5 million and $3.3 million on this term loan for the years ended December 31, 2006 and 2005, respectively. While this loan is structured as a limited recourse liability (the only collateral being our Union Square building and the tenant leases with respect to that building), this limited recourse structure is somewhat offset by our inter-company obligation under the lease of the live theater portion of the building, which provides for an annual rent of $546,000.

Summary of Notes Payable

Our aggregate future principal loan payments are as follows (dollars in thousands):

Year Ending December 31,
2007	$7,237
2008	363
2009	106,123
2010	16,055
2011	158
Thereafter	276
Total future principal loan payments	$130,212

Since approximately $106.9 million of our total debt of $130.2 million at December 31, 2006 consisted of debt denominated in Australian and New Zealand dollars, the U.S dollar amounts of these repayments will fluctuate in accordance with the relative values of these currencies.

Note 13 - Derivative Instruments

We are exposed to interest rate changes from our outstanding floating rate borrowings. We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings. From time to time, we may enter into interest rate hedging contracts which effectively convert a portion of our Australian dollar and/or New Zealand dollar denominated variable rate debt to a fixed rate over the term of the interest rate swap. In the case of our Australian borrowings, we are presently required to swap no less than 70% of our drawdowns under our Australian Corporate Credit Facility into fixed interest rate obligations.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2006 and 2005:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$8,870,000	5.7000%	6.2233%	December 31, 2007
Interest rate swap	$12,812,000	6.4400%	6.2233%	December 31, 2008
Interest rate swap	$12,871,000	6.6800%	6.2233%	December 31, 2008
Interest rate swap	$9,598,000	5.8800%	6.2233%	December 31, 2008
Interest rate swap	$2,759,000	6.3600%	6.2233%	December 31, 2008

In accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in a $845,000 (AUS$1.1 million) decrease to interest expense during 2006, a $171,000 (AUS$180,000) increase to interest expense during 2005, and a $91,000 (AUS$118,000) increase to interest expense during 2004. At December 31, 2006 we recorded the fair market value of our interest rate swaps at $206,000 (AUS$261,000) as an other long-term asset. At December 31, 2005, we recorded the fair market value of our interest rate swaps at $638,000 (AUS$870,000) as an other long-term liability. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 14 - Income Taxes

Income (loss) before income tax expense includes the following (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$(4,460)	$(1,863)	$20
Foreign	(2,403)	2,689	(9,117)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	$(6,863)	$826	$(9,097)
Equity earnings and gain on sale of unconsolidated subsidiary:
United States	8,277	(56)	--
Foreign	4,712	1,428	1,680
Income (loss) before income tax expense	$6,126	$2,198	$(7,417)

Significant components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Current income tax expense (benefit)
Federal	$688	$444	$--
State	409	186	216
Foreign	1,173	579	830
Total	2,270	1,209	1,046
Deferred income tax expense
Federal	--	--	--
State	--	--	--
Foreign	--	--	--
Total	--	--	--
Total income tax expense	$2,270	$1,209	$1,046

Deferred income taxes reflect the net tax effect of “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax liabilities and assets are as follows (dollars in thousands):

	December 31,
Components of Deferred Tax Assets and Liabilities	2006	2005
Deferred Tax Assets:
Net operating loss carry forwards	$46,573	$51,678
Impairment reserves	1,060	465
Alternative minimum tax carry forwards	3,624	3,483
Installment sale of cinema property	5,070	5,321
Other	6,781	1,912
Total Deferred Tax Assets	63,108	62,859

Deferred Tax Liabilities:
Acquired and option properties	6,890	4,275

Net deferred tax assets before valuation allowance	56,218	58,584
Valuation allowance	(56,218)	(58,584)
Net deferred tax asset	$--	$--

We have determined as of December 31, 2006 that $56.2 million of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109 - Accounting for Income Taxes. Accordingly, a valuation allowance has been recorded for this amount.

As of December 31, 2006, we had the following U.S. expiring net operating loss carry forwards (dollars in thousands):

Expiration Date	Amount
2018	$4
2019	1,320
2021	9,002
2022	1,636
2025	28,345
Total net operating loss carryforwards	$40,307

In addition to the above expiring net operating losses carried forward, we have the following loss carry forwards that have no expiration date:

•	approximately $3.6 million in alternative minimum tax credit carry forwards at December 31, 2006;

•	approximately $53.9 million in Australian loss carry forwards; and

•	approximately $827,000 in New Zealand loss carry forwards.

We disposed of our Puerto Rico operations during 2005 and plan no further investment in Puerto Rico for the foreseeable future. We have approximately $34.6 million in Puerto Rico loss carry forwards expiring no later than 2012. Accordingly, we would have to re-enter the Puerto Rico market to recognize material future tax benefits from Puerto Rico loss carry forwards.

We expect no other substantial limitations on the future use of U.S. or foreign loss carry forwards except for reductions in unused U.S. loss carry forwards that may occur in connection with the 1996 Tax Audit described in Note 18 - Commitments and Contingencies.

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes. The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Expected tax provision (benefit)	$2,149	$769	$(2,596)
Reduction (increase) in taxes resulting from:
Change in valuation allowance	(2,366)	(596)	1,752
Foreign tax provision	1,173	579	830
Tax effect of foreign tax rates on current income	425	740	341
State and local tax provision	409	186	216
Other items	480	(469)	503
Actual tax provision	$2,270	$1,209	$1,046

Pursuant to APB No.23, Accounting for Income Taxes - Special Areas, a provision should be made for the tax effect of earnings of foreign subsidiaries which are not permanently invested outside the United States. In our opinion, the earnings of our foreign subsidiaries are not permanently invested outside the United States. No taxable earnings were available in the Reading Australia consolidated group of subsidiaries or in the Puerto Rico subsidiary as of December 31, 2006. The Reading New Zealand consolidated group of subsidiaries generated pre-tax earnings in 2006. We have provided $453,000 in foreign withholding taxes connected with these retained earnings.

We have accrued $13.6 million in income tax liabilities as of December 31, 2006, of which $8.4 have been classified as income taxes payable and $5.2 million have been classified as other non-current liabilities. As part of income taxes payable, we have accrued $4.0 million as a probable loss in connection with the “Appeal of IRS Deficiency Notices” and we believe that the possible total settlement amount will be between $4.0 million and $47.3 million (see Note 18 - Commitments and Contingencies). We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes described in Note 15 - Other Liabilities.

In June 2006, the FASB issued Financial Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The benefit of a tax position may be recognized if there is a more likely than not probability that the position will be sustained on its merits when examined by the taxing authorities. If a benefit is thus recognized, the amount of benefit is measured as the largest tax benefit that is more than 50 percent probable of being secured upon ultimate settlement.

The provisions of FIN 48 are effective for years beginning after December 15, 2006. We estimate the application of FIN 48 will result in a cumulative charge to retained earnings as of January 1, 2007 between $400,000 and $900,000.

Note 15 - Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	December 31,
	2006	2005
Current liabilities
Security deposit payable	$177	$174
Other	--	76
Other current liabilities	$177	$250
Other liabilities
Foreign withholding taxes	$5,212	$4,944
Straight-line rent liability	3,693	3,541
Option liability	3,681	1,055
Environmental reserve	1,656	1,656
Interest rate swap	--	635
Option deposit	3,000	--
Other	936	678
Other liabilities	$18,178	$12,509

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

In relation to this option, we had previously recorded a $1.0 million call option liability in other liabilities and a corresponding increase in purchase price paid for the land by Sutton Hill Properties LLC at December 31, 2005. We have adjusted our purchase price allocation relating to the completed valuation of the option as of September 19, 2005 and have recorded an additional $1.1 million as land acquisition costs and option liability. Any change in the option value subsequent to the issuance date is recorded as other income or expense in the statement of operations. As part of our quarterly valuation procedures and with the input from our real estate appraisers, we updated the valuation of these property interests in Cinemas 1, 2, & 3. Because of an increase in the value of the underlying real property assets, the value of the option December 31, 2006 increased to $3.7 million, resulting in a charge for the year ended December 31, 2006 of $1.6 million.

During the first quarter of 2006, the Motion Picture Projectionists, Video Technicians and Allied Crafts Union asserted that due to the Company’s reduced reliance on union labor in New York City, there was a partial withdrawal from the union pension plan by the Company in 2003 resulting in a funding liability on the part of the Company of approximately $342,000. We believe that the estimated amount of our obligation to the Union for their pension plan is in question and disputable. For this reason, we intend to discuss further the matter with the Union. However, to reflect the Union’s asserted assessment at this time, we have recorded the $342,000 liability in our other liabilities at December 31, 2006.

Note 16 - Fair Value of Financial Instruments

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

	Book Value		Fair Value
Financial Instrument	2006	2005	2006	2005
Cash	$11,008	$8,548	$11,008	$8,548
Accounts receivable	$6,612	$5,272	$6,612	$5,272
Investment in marketable securities	$8,436	$401	$8,436	$401
Restricted cash	$1,040	$--	$1,040	$--
Accounts and film rent payable	$18,181	$18,118	$18,181	$18,118
Notes payable	$130,212	$109,320	$130,333	$107,727
Interest rate swaps asset (liability)	$206	$(638)	$206	$(638)

Note 17 - Lease Agreements

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

We determine the annual base rent expense of our cinemas by amortizing total minimum lease obligations on a straight-line basis over the lease terms. Base rent expense and contingent rental expense under the operating leases totaled approximately $10.8 million and $332,000 for 2006, respectively, $9.8 million and $719,000 for 2005, respectively; and $7.5 million and $739,000 for 2004, respectively. Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consisted of the following at December 31, 2006 (dollars in thousands):

Minimum Lease Payments
2007	$11,482
2008	10,840
2009	10,833
2010	10,609
2011	9,928
Thereafter	65,290
Total minimum lease payments	$118,982

Since approximately $78.8 million of our total minimum lease payments of $119.0 million as of December 31, 2006 consisted of lease obligations denominated in Australian and New Zealand dollars, the U.S dollar amounts of these obligations will fluctuate in accordance with the relative values of these currencies.

Note 18 - Commitments and Contingencies

Tower Lease

At December 31, 2006, we were under contract to purchase the underlying lease of our Tower Cinema in Sacramento, California. The agreement called for a purchase price of $493,000 to be paid in two installments of $243,000 due on February 8, 2007 and $250,000 due on July 1, 2007. See Note 26 - Subsequent Events.

Cinemas 1, 2 & 3 Ground Lease

As part of the purchase of the Cinemas 1, 2, 3 tenant’s ground lease interest, we have agreed in principal, as a part of our negotiations to acquire the land and the SHC interests in the Cinemas 1, 2 & 3, to grant an option to Sutton Hill Capital, LLC, a limited liability company beneficially owned in equal 50/50 shares by Messrs. James J. Cotter and Michael Forman (see Note 25 - Related Parties and Transactions) to acquire, at cost, up to a 25% non-managing membership interest in the limited liability company that we formed to acquire these interests. In relation to this option, we recorded a $3.7 million and $1.0 million call option liability in our other liabilities at December 31, 2006 and 2005, respectively.

Unconsolidated Joint Venture Loans

The following section describes the loans associated with our investments in unconsolidated joint ventures. As they are unconsolidated, their associated bank loans are not reflected in our Consolidated Balance Sheet at December 31, 2006. Each loan is without recourse to any assets other than our interests in the individual joint venture.

Rialto Distribution

We are the 33.3% co-owners of the assets of Rialto Distribution. At December 31, 2006, the total line of credit was $1.4 million (NZ$2.0 million) and had an outstanding balance of $1.1 million (NZ$1.6 million).

Berkeley Cinemas

We are the 50% co-owners with the Everard Entertainment Ltd of the assets comprising an unincorporated joint venture in New Zealand, referred to in these financial statements as the Berkeley Cinemas Joint Venture. The balance of the bank loan at December 31, 2006 was $3.7 million (NZ$5.2 million) which is secured by a first mortgage over the land and building assets of the joint venture.

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

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”). The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG. As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE. This proposed change would result in an additional tax liability for CRG of approximately $20.9 million plus interest of approximately $13.5 million as of December 31, 2006. In addition, this proposal would result in California tax liability of approximately $5.4 million plus interest of approximately $3.5 million as of December 31, 2006. Accordingly, this proposed change represented, as of December 31, 2006, an exposure of approximately $43.3 million.

Moreover, California has “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income. While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers. Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $47.3 million. We have accrued $4.0 million as a probable loss in relation to this exposure and believe that the possible total settlement amount will be between $4.0 million and $47.3 million.

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

The N/D issued to RDGE does not cover its tax year 1996 which will be held in abeyance pending the resolution of the CRG case. An adjustment to 1996 taxable income for RDGE would result in a refund of alternative minimum tax paid that year. The N/D issued to RDGE eliminated the gains booked by RDGE in 1996 as a consequence of its acquisition certain computer equipment and sale of the anticipated income stream from the lease of such equipment to third parties and disallowed depreciation deductions that we took with respect to that equipment in 1997, 1998 and 1999. Such disallowance has the effect of decreasing net operating losses but did not result in any additional regular federal income tax for such years. However, the depreciation disallowance would increase RDGE state tax liability for those years by approximately $170,000 plus interest. The only tax liability reflected in the RDGE N/D is alternative minimum tax in the total amount of approximately $349,000 plus interest. On September 26, 2006, we filed an appeal on this N/D with the U.S. Tax Court.

Environmental and Asbestos Claims

The City of Philadelphia (the “City”) has asserted that the North Viaduct property owned by a subsidiary of Reading requires environmental decontamination and that such subsidiary’s share of any such remediation cost will aggregate approximately $3.5 million. The City has also asserted that we should demolish certain bridges and overpasses that comprise a portion of the North Viaduct. We have in the recent past had discussions with the City involving a possible conveyance of the property. However, these discussions have not been productive of any definitive offer or proposal from the City. We continue to believe that our recorded remediation reserves related to the North Viaduct are adequate. See Note 15 - Other Liabilities.

Certain of our subsidiaries were historically involved in railroad operations, coal mining and manufacturing. Also, certain of these subsidiaries appear in the chain of title of properties which may suffer from pollution. Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws. Also, we are in the real estate development business and may encounter from time to time unanticipated environmental conditions at properties that we have acquired for development. These environmental conditions can increase the cost of such projects, and adversely affect the value and potential for profit of such projects. We do not currently believe that our exposure under applicable environmental laws is material in amount.

From time to time, we have claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust. These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers. However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans.

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

The trial court has entered judgment against us and in favor of WPG in the amount of $3.5 million (AUS$4.5 million). The trial court has also entered judgment against the Burstone Parties and in our favor in the amount of $3.3 million (AUS$4.2 million). Further, the trial court has found us responsible to reimburse the Burstone Parties for 60% of their out-of-pocket legal fees. The Burstone Parties estimate that the final costs order will be in the range of $710,000 to $867,000 (AUS$900,000 to AUS$1.1 million). Even if the Court allows the maximum of this range, our judgment against the Burstone Parties will still exceed our net liability under the judgment in favor of WPG. In addition, we have settled various ancillary claims against us for an additional $315,000 (AUS$400,000), which has now been paid to WPG.

A provisional liquidator has been appointed for WPG, and that company is now in the process of being wound up. As a consequence of our 50% interest in WPG, in the event that we are not successful in our appeal, we currently anticipate that we will ultimately receive liquidating distributions from WPG in an amount equal to approximately $1.8 million (AUS$2.3 million). During the third quarter of 2005, the Burstone Parties paid us $237,000 (AUS$300,000) against our judgment against them, and we have now entered into an agreement with the Burstone Parties, pursuant to which they have agreed to pay the balance of our judgment against them, together with ongoing interest, over time and have provided various undertakings and a guaranty to secure that obligation. Accordingly, we believe that our judgment against the Burstone Parties is adequately secured and, even if we do not prevail on appeal, we will still net in the range of $1.3 million (AUS$1.6 million) from the litigation, less such attorney’s fees as may be assessed against us when the final accounting for such fees is made, and our own costs of collection.

We are advised by senior Queen’s Counsel after conducting an independent review of the evidence submitted at trial and the trial court’s opinion that, in his opinion, the trial court erred in a number of critical aspects, and that we should have no liability to WPG or any of the Burstone Parties. Accordingly, we have appealed that part of the trial court’s determination. The Burstone Parties have likewise appealed, arguing that the damages assessed in favor of WPG and against us should be higher. The appeal has been set down for hearing on March 19, 2007.

On June 22, 2005, consent orders were made, which included the appointment of Mr. Jim Downey as the provisional liquidator to WPG. The provisional liquidator is awaiting the determination of the appeal before taking further steps in relation to WPG.

Mackie Litigation

On November 7, 2005, we were sued in the Supreme Court of Victoria at Melbourne by a former construction contractor with respect to the discontinued development of an ETRC at Frankston, Victoria. The action is entitled Mackie Group Pty Ltd v. Reading Properties Pty Ltd, and in it the former contractor seeks payment of a claimed fee in the amount of $788,000 (AUS$1.0 million). We do not believe that any such fee is owed, and are contesting the claim. Discovery has now been completed by both parties. The next step in the litigation is likely to be mediation.

On a hearing conducted on November 22 and 29, 2006, Reading successfully defended an application for summary judgment brought by Mackie and was awarded costs for part of the preparation of its defense to the application. A bill of costs has been prepared by a cost consultant in the sum of $20,000 (AUS$25,000) (including disbursements). A summons for taxation of costs has been issued and is set down for a call over on February 27, 2007 at which time a hearing will be set and Mackie will have an opportunity to dispute the quantum of the costs claimed by Reading.

Other Claims - Credit Card Claims

During 2006, the bank, which administers our credit card activities, asserted a claim of potential loss suffered in relation to the use by third parties of counterfeit credit cards and related credit card company fines. We expect the associated claims from the bank and credit card companies for these losses and fines to total approximately $1.2 million. For this reason, we have expensed an other loss of $1.2 million during the year ending December 31, 2006. The issues surrounding this credit card situation have now been addressed and we intend to seek to recoup all or substantially all of these charges.

Note 19 - Minority Interest

The minority interests are comprised of the following:

•	50% of membership interest in AFC by a subsidiary of National Auto Credit, Inc. (“NAC”)

•	25% minority interest in Australian Country Cinemas by 21st Century Pty, Ltd

•	33% minority interest in the Elsternwick joint venture by Champion Pictures Pty Ltd

•	up to 27.5% minority interest in the Landplan Property Partners, Ltd by Landplan Property Group, Ltd

•	20% minority interest in Big 4 Farming LLC by Cecelia Packing Corporation

The components of minority interest are as follows (dollars in thousands):

	December 31,
	2006	2005
AFC	$2,264	$2,847
Australian Country Cinemas	174	113
Elsternwick unincorporated joint venture	151	116
Landplan Property Partners	13	--
Other	1	3
Total minority interest	$2,603	$3,079

The components of minority interest expense are as follows (dollars in thousands):

	December 31,
	2006	2005	2004
AFC	$624	$730	$320
Australian Country Cinemas	50	10	(93)
Elsternwick unincorporated joint venture	(17)	(161)	(115)
Landplan Property Partners	14	--	--
Other	1	--	--
Total minority interest	$672	$579	$112

Landplan Property Partners, Ltd

In 2006, we formed Landplan Property Partners, Ltd, to identify, acquire and develop or redevelop properties on an opportunistic basis. In connection with the formation of Landplan, we entered into an agreement with Mr. Doug Osborne pursuant to which (i) Mr. Osborne will serve as the chief executive officer of Landplan and (ii) Mr. Osborne’s affiliate, Landplan Property Group, Ltd (“LPG”), will perform certain property management services for Landplan. The agreement provides for Mr. Osborne to hold an equity interest in the entities formed to hold these properties; such equity interest to be (i) subordinate to our right to an 11% compounded return on investment and (ii) subject to adjustment depending upon various factors including the term of the investment and the amount invested. Generally speaking, this equity interest will range from 27.5% to 15%. At December 31, 2006, Landplan had acquired one property in Indooroopilly, Brisbane, Australia. With the purchase of the Indooroopilly property, based on SFAS

123(R), we calculated the fair value of Mr. Osborne’s equity interest in the Indooroopilly Trust at the grant date was $77,000 (AUS$98,000) and we have expensed $13,000 (AUS$17,000)of this value during 2006.

Note 20 - Common Stock

Our common stock trades on the American Stock Exchange under the symbols RDI and RDI.B which are our Class A (non-voting) and Class B (voting) stock, respectively. Our Class A (non-voting) has preference over our Class B (voting) share upon liquidation. No dividends have ever been issued for either share class.

During 2006, we issued for cash to an employee of the corporation under our stock based compensation plan 12,000 shares and 15,000 shares of Class A Nonvoting Common Stock at exercise prices of $3.80 and $2.76 per share, respectively. Additionally, in December 2006, we issued to Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, 16,047 shares of Class A Non-Voting Common Stock at a market price of $7.79 per share as under the normal vesting schedule of his 2005 restricted stock compensation (see Note 3 - Stock Based Compensation and Employee Stock Option Plan.

On February 27, 2006, we paid $791,000 (NZ$1.2 million) to the sellers of the Movieland Circuit in exchange for 98,949 Class A Common Nonvoting Common Stock. This transaction resulted from the exercise of their option to put back to us at an exercise price of NZ$11.94 the shares they received as part of the purchase price of the Movieland Circuit.

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

During 2005, we issued Class A Non-Voting Common Stock to employees of the corporation under our stock based compensation plan totaling 29,600 shares with exercise prices ranging from $2.76 to $4.97 per share for cash. Additionally, we issued 20,000 shares of Class A Non-Voting Common Stock with an exercise price of $2.76 per share pursuant to the exercise by a former director of fully vested and then currently exercisable stock options. The exercise price was paid in the form of a promissory note for $55,000. Payment of the full amount of the note was received in February 2006.

Note 21 - Business Segments and Geographic Area Information

Effective the fourth quarter of 2006, we have changed the presentation of our segment reporting such that our intersegment revenues and expenses are reported separately from our segments’ operating activity. The effect of this change is to include intercompany rent revenues and rent expenses into their respective cinema and real estate business segments. The revenues and expenses for 2005 and 2004 have been adjusted to conform to the current year presentation. We believe that this presentation portrays how our operating decision makers’ view the operations, how they assess segment performance, and how they make decisions about allocating resources to the segments.

The table below sets forth certain information concerning our cinema operations and our real estate operations (which includes information relating to both our real estate development, retail rental and live theater rental activities) for the three years ended December 31, 2006 (dollars in thousands):

Year Ended December 31, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$94,048	$17,285	$(5,208)	$106,125
Operating expense	75,350	7,365	(5,208)	77,507
Depreciation & amortization	8,648	4,080	--	12,728
General & administrative expense	3,658	782	--	4,440
Segment operating income	$6,392	$5,058	$--	$11,450
Year Ended December 31, 2005	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue[19]	$86,760	$16,523	$(5,178)	$98,105
Operating expense[19]	72,665	7,359	(5,178)	74,846
Depreciation & amortization	8,323	3,674	--	11,997
General & administrative expense	6,802	328	--	7,130
Segment operating income (loss)	$(1,030)	$5,162	$--	$4,132
Year Ended December 31, 2004	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue[19]	$74,324	$14,990	$(5,225)	$84,089
Operating expense[19]	62,041	6,948	(5,225)	63,764
Depreciation & amortization	8,093	3,630	--	11,723
General & administrative expense	5,868	489	--	6,357
Segment operating income (loss)	$(1,678)	$3,923	$--	$2,245

19 2005 and 2004 real estate revenues and cinema operating expenses have been adjusted from the amounts previously reported. See Note 2 - Summary of Significant Accounting Policies.

Reconciliation to net income:	2006	2005	2004
Total segment operating income	$11,450	$4,132	$2,245
Non-segment:
Depreciation and amortization expense	484	387	100
General and administrative expense	8,551	10,117	8,467
Operating income (loss)	2,415	(6,372)	(6,322)
Interest expense, net	(6,608)	(4,473)	(3,078)
Other income (expense)	(1,998)	19	884
Minority interest	(672)	(579)	(112)
Gain on disposal of discontinued operations[20]	--	13,610	--
Income (loss) from discontinued operations	--	(1,379)	(469)
Income tax expense	(2,270)	(1,209)	(1,046)
Equity earnings of unconsolidated joint ventures and entities	9,547	1,372	1,680
Gain on sale of unconsolidated joint venture	3,442	--	--
Net income (loss)	$3,856	$989	$(8,463)

Segment assets	$264,963	$236,669
Corporate assets	24,268	16,388
Total Assets	$289,231	$253,057

Segment capital expenditures	$16,168	$51,649	$32,987
Corporate capital expenditures	221	2,305	193
Total capital expenditures	$16,389	$53,954	$33,180

20 Comprised of $12.0 million from the sale of our Glendale office building and $1.6 million from the sale of our Puerto Rico cinema operations.

The cinema results shown above include revenue and operating expense directly linked to our cinema assets. The real estate results include rental income from our properties and live theaters and operating expense directly linked to our property assets.

The following table sets forth the book value of our property and equipment by geographical area (dollars in thousands):

	December 31,
	2006	2005
Australia	$86,317	$84,615
New Zealand	38,772	37,025
United States	45,578	45,749
Total property and equipment	$170,667	$167,389

The following table sets forth our revenues by geographical area (dollars in thousands):

	December 31,
	2006	2005	2004
Australia	$53,434	$47,181	$43,666
New Zealand	21,230	20,179	13,531
United States	31,461	30,745	26,892
Total Revenues	$106,125	$98,105	$84,089

Note 22 - Unaudited Quarterly Financial Information (dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Revenue	$25,230	$27,247	$24,319	$29,329
Net earnings (loss)	$(3,147)	$(234)	$6,093	$1,144
Basic earnings (loss)	$(0.14)	$(0.01)	$0.27	$0.05
Diluted earnings (loss) per share	$(0.14)	$(0.01)	$0.27	$0.05

2005
Revenue	$24,733	$24,081	$24,080	$25,211
Net loss	$(2,403)	$10,500	$(4,572)	$(2,536)
Basic loss per share	$(0.11)	$0.48	$(0.20)	$(0.13)
Diluted loss per share	$(0.11)	$0.48	$(0.20)	$(0.13)

In our opinion, the quarterly financial information presented above reflects all adjustments that are necessary for a fair presentation of the results of the quarterly periods presented.

Note 23 - Comprehensive Income (Loss)

US GAAP requires us to classify unrealized gains and losses on equity securities as well as our foreign currency adjustments as comprehensive income. The following table sets forth our comprehensive income for the periods indicated (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$3,856	$989	$(8,463)
Cumulative foreign currency adjustment	4,928	(3,822)	1,190
Unrealized gain/(loss) on securities	(110)	11	--
Comprehensive income (loss)	$8,674	$(2,822)	$(7,273)

Note 24 - Future Minimum Rental Income

Real estate revenue amounted to $12.1 million, $11.3 million, and $9.8 million, for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, rental revenue includes the revenue from Courtenay Central, Invercargill, Rotorua, and Napier in New Zealand; Auburn, Belmont, Bundaberg, Maitland, Newmarket and Waurn Ponds in Australia; the Union Square Theatre, the Village East Cinema in New York; and the Royal George Theatre in Chicago.

Future minimum rental income under all contractual operating leases is summarized as follows (dollars in thousands):

Year Ending December 31,
2007	$6,675
2008	5,818
2009	4,609
2010	4,205
2011	3,905
Thereafter	34,846
Total future minimum rental income	$60,058

Note 25 - Related Parties and Transactions

Sutton Hill Transaction

In 2000, we entered into a transaction with Sutton Hill Capital L.L.C. (“SHC”), a related party, designed to give us (i) operating control, through an operating lease, of the 4 cinema “City Cinemas” theater chain in Manhattan, and (ii) the right to enjoy any appreciation in the underlying real estate assets, though a fixed price option to purchase these cinemas on an all or nothing basis in 2010. Two of the cinemas included in that chain - the Murray Hill Cinema and the Sutton Cinema - have now been sold for redevelopment, under terms that we believe preserve this basic structure and which will, if we exercise our purchase option, give us the future benefit of any appreciation realized in those assets during the time they were under our operation and control. In addition, this last year we acquired as a part of a tax-deferred exchange pursuant to Section 1031 of the Internal Revenue Code, (i) from a third party, the fee interest underlying the third of the four cinemas (the Cinemas 1, 2 & 3) and (ii) from SHC its tenant’s interest in the ground lease underlying the Cinemas 1, 2 & 3. Set out below is a more detailed discussion of the City Cinemas Transaction, and the subsequent modifications of that transaction to provide for the release of the Murray Hill Cinema, the Sutton Cinema and the Cinemas 1, 2 & 3 properties.

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

Following the release of our leasehold interest in the Murray Hill Cinema and disposition of the Sutton Cinema in 2003, we decreased the value of the option fee in the City Cinemas Purchase Option agreement by $890,000. In addition, in October 2003 we recorded our loan commitment under the City Cinemas Standby Credit Facility as a payable in our long-term debt on the Consolidated Balance Sheet.

In September 2004, simultaneous with the drawdown by SHC of the remaining $13.0 million under the Standby Credit Facility, SHC lent us $5.0 million. This amount was used principally to fund our purchase of the 25% membership interest in limited liability company that was developing the Sutton Cinema site, and for working capital purposes. The loan bears interest currently at 9.26%, payable monthly, with principal due and payable on September 14, 2007.

On June 1, 2005, we acquired from a third party the fee interest and the landlord’s interest in the ground lease underlying our leasehold estate in the Cinemas 1, 2 & 3. In consideration of the fact that there was some uncertainty as to whether the opportunity to acquire this fee interest was an asset of SHC (as the tenant of the ground lease estate and the owner of the improvements located upon the land) or an asset of our Company, a compromise was reached whereby we agreed to grant to SHC an option to acquire - at cost - up to a 25% membership interest in the special purpose entity that we formed to acquire the fee interest - Sutton Hill Properties, LLC. That agreement has not yet been documented.

On September 19, 2005, we acquired from SHC its’ “tenant’s interest” in the ground lease underlying our leasehold estate in the Cinemas 1, 2 & 3. The purchase price of the “tenant’s interest” was $9.0 million, and was paid in the form of a 5-year unsecured purchase money promissory note, bearing interest at 8.25%, interest payable monthly with principal payable on December 31, 2010 (the “Purchase Money Promissory Note”). This interest is also held by Sutton Hill Properties, LLC, the same special purpose entity that acquired the fee interest in the property. Accordingly, SHC’s option to buy into Sutton Hill Properties, LLC, is, in essence, a right to buy-back into both the fee interest acquired from the unrelated third party and the leasehold interest acquired from SHC. Following the purchase of the “tenant’s interest,” we decreased the value of the option fee in the City Cinemas Purchase Option agreement by $1.3 million. We have not yet acquired the building and improvements constituting the Cinemas 1, 2 & 3 from SHC. However, Sutton Hill Properties, LLC, has an option to acquire such improvements exercisable at any time in the event we determine to redevelop the property, for $100,000.

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

Reflecting the disposition of the Murray Hill Cinema and the Sutton Cinema, the acquisition of the fee, the landlord’s interest in the ground lease and the tenant’s interest in the ground lease underlying the Cinemas 1, 2 & 3, and the amendments to date with respect to the City Cinemas Transaction, which has reduced our rent expense for this property to zero, our anticipated rental payments for 2006 under the City Cinemas Operating Lease will be approximately $495,000. For the years ended December 31, 2006, 2005 and 2004, rent expense to SHC under the City Cinemas Operating Lease was $495,000, $1.0 million and $2.4 million, respectively. We have funded our entire $13.0 million obligation under the City Cinemas Standby Credit Facility. We also have the option to purchase in July 2010 the remaining assets under the City Cinemas Operating Agreement (SHC’s long-term leasehold interests in the Village East Cinema and the improvements comprising this cinema) for an additional payment of $6.0 million. As separate matters, we currently owe SHC $5.0 million (due September 14, 2007) with respect to the borrowing used principally to finance the acquisition of our interest in the limited liability company currently developing the Sutton Cinema site and $9.0 million on the Purchase Money Promissory Note (due December 31, 2010), for an aggregate liability of $14.0 million.

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

The option granted to SHC to buy up to a 25% interest in Sutton Hill Properties, LLC had been valued at $3.7 million and $1.0 million at December 31, 2006 and 2005, respectively, and is reflected in our other liabilities on our balance sheet (see Note 15 - Other Liabilities). In June 2006, we received $3.0 million from Sutton Hill Capital as a deposit on the exercise of this option.

OBI Management Agreement

Pursuant to a Theater Management Agreement (the “Management Agreement”), our live theater operations are managed by OBI LLC (“OBI Management”), which is wholly owned by Ms. Margaret Cotter who is the daughter of James J. Cotter and a member of our Board of Directors.

The Management Agreement generally provides that we will pay OBI Management a combination of fixed and incentive fees which historically have equated to approximately 19% of the net cash flow received by us from our live theaters in New York. Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management receives no compensation with respect to a theater at any time when it is not generating revenues for us. This arrangement provides an incentive to OBI Management to keep the theaters booked with the best available shows, and mitigates the negative cash flow that would result from having an empty theater. In addition, OBI Management manages our Royal George live theater complex in Chicago on a fee basis based on theater cash flow. In 2006, OBI Management earned $470,000 (including $43,000 for managing the Royal George) which was 23.6% of net live theater cash flows for the year. In 2005, OBI Management earned $533,000 (including $74,000 for managing the Royal George) which was 20.7% of net live theater cash flows for the year. In 2004, OBI Management earned $419,000 (including $35,000 for managing the Royal George) which was 17.2% of net live theater cash flows for the year. In each year, we reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Royal George complex.

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

Live Theater Play Investment

From time to time, our officers and directors may invest in plays that lease our live theaters. During 2004, an affiliate of Mr. James J. Cotter and Michael Forman have a 25% investment in the play, I Love You, You’re Perfect, Now Change, playing in one of our auditoriums at our Royal George Theatre. We similarly had a 25% investment in the play. The play has earned for us $27,000, $25,000 and $35,000 during the years ended December 31, 2006, 2005 and 2004, respectively. This investment received board approval from our Conflicts Committee on August 12, 2002.

The play STOMP has been playing in our Orpheum Theatre since prior to the time we acquired the theater in 2001. Messrs. James J. Cotter and Michael Forman own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theater.

Note 26 - Subsequent Events

Trust Preferred

On February 5, 2007 we issued $50.0 million in 20-year fully subordinated notes, interest fixed for five years at 9.22%, to a trust which we control, and which in turn issued $50.0 million in trust preferred securities in a private placement. There are no principal payments until maturity in 2027 when the notes are paid in full. The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes. The placement generated $48.4 million in net proceeds, which were used principally to retire all of our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million).

Tower Lease

At December 31, 2006, we were under contract to purchase the underlying lease of our Tower Cinema in Sacramento, California. The agreement called for a purchase price of $493,000 to be paid in two installments. The first installment of $243,000 was paid on February 8, 2007 and the second installment of $250,000 is due on July 1, 2007.

Lake Taupo

On February 14, 2007, we acquired through Landplan Property Partners commercial real estate of 1.0 acre in New Zealand. The acquisition of this property constitutes an investment of approximately $4.9 million (NZ$7.1 million).

Charlestown Lease Agreement

On February 23, 2007, we entered into an agreement to lease a site for an initial term of 15 years in which we intend to fit-out an 8-screen cinema in a regional shopping center located in a fast growing residential area in Australia. It is anticipated that this cinema will open in the first quarter of 2010.

Schedule II - Valuation and Qualifying Accounts

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Allowance for doubtful accounts
Year-ended December 31, 2006 - Allowance for doubtful accounts	$416	$247	$190	$473
Year-ended December 31, 2005 - Allowance for doubtful accounts	$319	$183	$86	$416
Year-ended December 31, 2004 - Allowance for doubtful accounts	$281	$38	$--	$319

Tax valuation allowance
Year-ended December 31, 2006 - Tax valuation allowance	$58,584	$--	$2,366	$56,218
Year-ended December 31, 2005 - Tax valuation allowance	$59,180	$--	$596	$58,584
Year-ended December 31, 2004 - Tax valuation allowance	$57,428	$1,752	$--	$59,180

Regarding the allowance for doubtful accounts, certain prior year amounts were reclassified to conform to the current year presentation.

Item 9 - Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 Exchange Act) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2006 as described below. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our controls related to the cut-off of cinema operating revenue and cinema operating expense failed to prevent or detect errors in our accounts, which were identified by Deloitte & Touche, LLP, our independent registered public accounting firm. As a result, we identified the following material weakness at December 31, 2006:

• The Company did not design effective controls relating to the timely cut-off of cinema operating revenue and cinema operating expense general ledger accounts as of the reporting date of the consolidated financial statements.

We concluded that this deficiency resulted in an actual material misstatement to the cinema operating revenue, cinema operating expense, cash, receivables, prepaid rent, accounts payable and accrued liabilities, and film rent payable accounts in the annual and interim consolidated financial statements that was not prevented or detected by our internal control over financial reporting. Such actual material misstatement has been corrected in the accompanying consolidated financial statements.

Changes in Internal Control Over Financial Reporting

Except as noted below, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

In the fourth quarter of fiscal year 2006 we determined that a control weakness existed as of December 31, 2005 and 2004 relating to the elimination of intercompany rental charges between Australian subsidiaries. As a result of identifying this control weakness, we materially changed our system of internal controls over financial reporting. This change of internal controls involves a more complete verification process surrounding our intercompany elimination entries that are required for subsidiary and corporate consolidations of the financial statements. This process has been supplemented by an additional management review of the consolidated financials prior to their finalization. We believe that these enhanced procedures provide additional internal controls over financial reporting and improve our ability to identify potential accounting issues prior to and during the comprehensive review of our consolidated financial statements. Management believes these changes remediate the control weakness that led to the prior year adjustments discussed above. Such remediation was completed and tested by us and such enhanced internal controls over financial reporting were subject to our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Reading International, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Reading International, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: Cinema revenues and cinema operating expenses were cut-off on December 27, 2006 in Australia and New Zealand, and on December 28, 2006 in the United States for the year-end December 31, 2006 to coincide with internal management reporting dates. This error resulted from a deficiency in the design of the controls that should require the cinema operating revenue and cinema operating expense general ledger accounts be properly closed as of the reporting date of the consolidated financial statements. This deficiency resulted in an actual material misstatement to the cinema operating revenue, cinema operating expense, cash, receivables, prepaid rent, accounts payable and accrued liabilities, and film rent payable accounts in the annual and interim consolidated financial statements that was not prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated March 29, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 2007

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

PART IV

Item 15 - Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

2. Financial Statement Schedule for the years ended December 31, 2006, 2005 and 2004

Schedule II - Valuation and Qualifying Accounts

Financial Statement Schedules: Consolidated financial statements of 205-209 EAST 57th STREET ASSOCIATES, LLC.

3. Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

Following are consolidated financial statements and notes of 205-209 EAST 57th STREET ASSOCIATES, LLC for the periods indicated. We are required to include in our Report on Form 10-K audited financial statements for the year ended December 31, 2006 and unaudited financial statements for the years ending December 31, 2005 and 2004.

205-209 EAST 57th STREET ASSOCIATES, LLC

BALANCE SHEETS

DECEMBER 31, 2006 and 2005

(U.S. dollars in thousands)

	December 31,
	2006 Audited	2005 (Unaudited)
ASSETS

REAL ESTATE:
Land	$5,230	$25,508
Construction and development costs	12,950	47,167
Negotiable certificates - real estate tax abatements	308	863
TOTAL REAL ESTATE	18,488	73,538

OTHER ASSETS:
Cash and cash equivalents	4,449	163
Security deposits	7	66
Intangible assets, net	--	--
TOTAL OTHER ASSETS	4,456	229

TOTAL ASSETS	$22,944	$73,767

LIABILITIES AND MEMBERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$340	$3,048
Income taxes payable	860	--
Retainage payable	751	1,704
Construction loan payable	--	57,932
Due to affiliate	236	--
TOTAL LIABILITIES	2,187	62,684

COMMITMENTS AND CONTINGENCIES (Note 12)	--	--

MEMBERS’ EQUITY	20,757	11,083

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$22,944	$73,767

The accompanying notes are an integral part of these financial statements.

205-209 EAST 57th STREET ASSOCIATES, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(U.S. dollars in thousands)

	Years Ended December 31,
	2006 Audited	2005 (Unaudited)	2004 (Unaudited)
REVENUE:
Sales - condominium units	$117,329	$--	$--
Contract termination income	239	--	--
Dividends and interest	140	--	--
TOTAL REVENUE	117,708	--	--
EXPENSES:
Costs of sales of condominium units	75,382	--	--
Selling costs	6,523	--	--
Marketing and promotion	740	500	225
Sponsor common charges	421	--	--
Utilities	90	--	--
Contributions	6	--	--
Miscellaneous	5	--	--
New York City unincorporated business tax	1,435	--	--
TOTAL EXPENSES	84,602	500	225

NET INCOME (LOSS)	$33,106	$(500)	$(225)

The accompanying notes are an integral part of these financial statements.

205-209 EAST 57th STREET ASSOCIATES, LLC

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(U.S. dollars in thousands)

	CLARETT CAPITAL, LLC	PGA CLARETT 1, LLC	PGA CLARETT 2, LLC	PGA CLARETT 3, LLC	PGA CLARETT 4, LP	CLARETT PARTNERS, LLC	CC SUTTON MANAGER, LLC	CITADEL CINEMAS, INC.	TOTAL
MEMBERS’ EQUITY - January 1, 2004 (Unaudited)	$35	$--	$--	$--	$--	$--	$--	$--	$35
Member contributions	52	1,933	1,340	746	--	67	2,611	2,233	8,982
Member distributions	(87)	--	--	--	--	--	--	--	(87)
Assignment of interest	--	(557)	--	(603)	1,160	--	--	--	--
Net loss	--	(35)	(34)	(4)	(29)	(2)	(65)	(56)	(225)
MEMBERS’ EQUITY - December 31, 2004 (Unaudited)	--	1,341	1,306	139	1,131	65	2,546	2,177	8,705
Member contributions	--	323	432	387	153	22	842	719	2,878
Assignment of interest	--	115	--	(325)	210	--	--	--	--
Net loss	--	(72)	(75)	(23)	(55)	(4)	(146)	(125)	(500)
MEMBERS’ EQUITY - December 31, 2005 (Unaudited)	--	1,707	1,663	178	1,439	83	3,242	2,771	11,083
Member distributions	--	(2,813)	(2,739)	(293)	(2,372)	(2,503)	(6,854)	(5,858)	(23,432)
Net income	--	1,355	1,319	141	1,143	11,188	9,684	8,276	33,106
At December 31, 2006	$--	$249	$243	$26	$210	$8,768	$6,072	$5,189	$20,757

The accompanying notes are an integral part of these financial statements.

205-209 EAST 57th STREET ASSOCIATES, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(U.S. dollars in thousands)

	Year Ended December 31,
	2006 (Audited)	2005 (Unaudited)	2004 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,106	$(500)	$(225)
Adjustments to reconcile net income to net cash provided by operating activities:
Costs of sales of condominium units	75,382	--	--
Changes in assets and liabilities:

Acquisition of land	--	(2,160)	(600)
Additions to land, construction and development costs	(19,689)	(38,446)	(8,376)
Inclusionary air rights	--	(2,500)	(1,213)
Deposit for negotiable certificates	--	--	61
Acquisition of negotiable certificates	(643)	(863)	--
Decrease (increase) in security deposits	58	(36)	(30)
(Decrease) increase in accounts payable and accrued expenses	(2,734)	1,932	922
Increase in income taxes payable	860	--	--
(Decrease) increase in retainage payable	(953)	1,675	29
Increase in due to affiliates	263	--	--

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	85,650	(40,898)	(9,432)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of loans payable	--	--	(6,212)
Proceeds from construction loan	19,224	38,130	19,802
Repayment of construction loan	(77,156)	--	--
Payment of mortgage loan payable	--	--	(13,000)
(Payments) proceeds from loan payable Clarett Capital		(1)	1
Member distributions	(23,432)	--	(86)
Member contributions	--	2,877	8,982

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(81,364)	41,006	9,487
NET INCRESE IN CASH AND CASH EQUIVALENTS	4,286	108	55
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	163	55	--
CASH AND CASH EQUIVALENTS - END OF YEAR	$4,449	$163	$55
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest which was capitalized	$4,244	$1,163	$1,258
Income Taxes	$575	$--	$--

The accompanying notes are an integral part of these financial statements.

205-209 EAST 57TH STREET ASSOCIATES, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1 -  ORGANIZATION AND BUSINESS PURPOSE

205-209 East 57th Street Associates, LLC (“the Company”) was formed as a limited liability company under the laws of the State of Delaware. The Company was formed to acquire, finance, develop, own, operate, lease and sell property located at 205-209 East 57th Street, New York, New York. During 2006 the Company substantially completed construction of the property, known as “Place 57”, a 143,000 square foot, thirty-six story building comprised of 68 residential condominium units and one commercial condominium unit.

From September 3, 2003 (the “inception date”) through September 14, 2004 the Company was a single member limited liability company with Clarett Capital, LLC (“Clarett Capital”) as the sole member. Effective September 14, 2004, the operating agreement (“the Agreement”) was amended and restated to provide for the admission of the following new members: Citadel Cinemas, Inc. (“Citadel”) 25%, CC Sutton Manager, LLC (“CC Sutton”) 29.25%, PGA Clarett 1, LLC (“PGA 1”) 8.352%, PGA Clarett 2, LLC (“PGA 2”) 15%, PGA Clarett 3, LLC (“PGA 3”) 21.648% and Clarett Partners, LLC (“Clarett Partners”) 0.75%.

Effective December 30, 2004 PGA Clarett 1, LLC assigned 28.820% of its percentage interest and PGA 3, assigned 80.791% of its percentage interest to a new member, PGA Clarett 4, LP (“PGA 4”).

Net income or loss and distributions are allocated to the members in accordance with the terms of the Company’s operating agreement. The members of a limited liability company are generally not individually liable for the obligations of the limited liability company.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Income Taxes

The Company was formed as a limited liability company and has elected to be taxed as a partnership. Components of the Company’s net income or loss are taxable to the members. Accordingly, no provision for federal or state income taxes is provided for in the accompanying financial statements.

The construction project is located in the City of New York where an entity level income tax is imposed on unincorporated businesses, which, for the year ended December 31, 2006 amounted to approximately $1,435,000.

(b)	Use of Estimates in Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies, if any, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allocation of costs to units sold, determination of remaining costs to complete, and estimated sales prices of unsold units.

(c)	Revenue Recognition

Revenue has been recognized upon the closing of each condominium unit.

(d)	Marketing and Promotion

Marketing and promotion costs are charged to operations when incurred. The Company expensed marketing and promotion costs of $740,492, $500,000 and $224,545 for the years ended December 31, 2006, 2005 and 2004, respectively.

(e)	Capitalized Costs

The Company capitalizes all costs associated with the development project. Capitalized costs include, but are not limited to, construction and development costs, construction period interest, real estate taxes and architect, development and professional fees.

(f)	Costs of Sales of Condominium Units

In connection with the sale of condominium units during 2006, land, capitalized construction and development costs and negotiable certificates for real estate tax abatements have been expensed based on the total costs incurred and the estimated costs to complete, multiplied by the relative sales value of units sold in 2006.

(g)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of an interest-bearing money fund account.

NOTE 3 -  LAND

At December 31, 2006 and 2005, land was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2006 (Audited)	2005 (Unaudited)
Direct purchase cost	$15,339	$18,655
Air rights	6,910	5,753
Mortgage recording tax	1,953	--
Brokerage fees	500	500
Demolition costs	600	600
Title insurance	256	--
TOTAL LAND	25,558	25,508

less : Costs allocated to condominium units sold	20,328	--
Net Land Value	$5,230	$25,508

NOTE 4 - CONSTRUCTION AND DEVELOPMENT COSTS

Construction and development costs include direct and indirect construction costs. Direct construction costs (“Hard costs”) include those costs directly related to the construction of the development project. Indirect costs (“Soft costs”) include costs that have been capitalized, such as construction period interest and financing costs, real estate and recording taxes, insurance, development fees and architect fees.

At December 31, 2006 and 2005, construction and development costs are comprised of the following (dollars in thousands):

	Year Ended December 31,
	2006 (Audited)	2005 (Unaudited)
Hard Costs	$48,355	$34,597
Soft Costs	18,451	12,570
TOTAL CONSTRUCTION AND DEVELOPMENT COSTS	66,806	47,167

less : Costs allocated to condominium units sold	53,856	--
Net Construction and Development Costs	$12,950	$47,167

NOTE 5 -  NEGOTIABLE CERTIFICATES

In December 2003, the Company entered into an agreement to purchase 61 negotiable certificates under Section 421a of the New York State Real Property tax law in order to obtain real estate tax abatements. Section 421a provides that property constructed north of 14th Street in Manhattan, on vacant or underutilized land, is eligible for partial real estate tax abatements. Abatements are for ten years and provide for limited real estate tax reductions. The agreement contained an option to purchase an additional seven certificates, which the Company exercised in March 2004. The final purchase price was $863,083, which is equal to the sum of $793,083 for the original 61 certificates plus $10,000 for each of the seven additional certificates.

In February 2006, the Company purchased an additional 17 negotiable 421a certificates for $340,000.

In May 2006, the Company paid a Preliminary Certificate of Eligibility Fee to The City of New York for $302,681, which is required to be paid in conjunction with these negotiable certificates.

At December 31, 2006 and 2005 negotiable certificates is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2006 (Audited)	2005 (Unaudited)
421a certificates	$1,203	$863
Preliminary Certificate of Eligibility Fee	303	--
TOTAL NEGOTIABLE CERTIFICATES	1,506	863

less : Costs allocated to condominium units sold	1,198	--
Net Negotiable Certificates	$308	$863

NOTE 6 - AIR RIGHTS

In 2003, the Company purchased 25,550 square feet of inclusionary air rights in order to generate an inclusionary building bonus (air rights) under The Inclusionary Housing Program, as defined in the Zoning Resolution of the City of New York. The purchase price was $2,499,750, which has been capitalized and is included in land.

On July 21, 2004, the Company entered into an exchange agreement with Joseph E. Marx Company, Inc. (“Marx”) to exchange like-kind property. The Company exchanged previously acquired land located at 957

Third Avenue, New York, New York, plus cash of $1,300,000, for excess floor area rights (“air rights”) having an agreed value of $4,410,000. The value of the air rights has been capitalized and is included in land.

During the year ended December 31, 2006, 127,391 square feet out of a total of 128,560 square feet of Inclusionary air rights were utilized to build the condominium development project. The Company estimates that the remaining 1,169 square feet of development air rights will not be able to be sold separately and, accordingly, are included in costs of sales of condominium units.

NOTE 7 -  CONSTRUCTION LOAN PAYABLE

On September 14, 2004, the Company obtained nonrecourse financing in the form of a $80,602,000 construction loan facility (the “Construction Project Loan”) from Corus Bank N.A. (“Construction Lender”) for the development of the property located at 205-209 East 57th Street and 957 Third Avenue, New York, New York.

The Construction Project Loan was comprised of three separate facilities: a $14,300,000 acquisition loan to retire the $13,000,000 existing mortgage with Citadel and to finance the payment of $1,300,000 made in connection with the acquisition of the air rights from Marx (Note 6), a $44,133,805 building loan facility and a $22,168,195 soft cost loan facility.

Each loan component was evidenced by a separate note (the “Notes”) and was secured by the land, including improvements and equipment thereon, a security agreement and the assignment of leases and rents. The loan was guaranteed by Clarett Capital.

The building loan facility was required to be used to pay for certain hard construction costs incurred in connection with the construction, conversion and completion of the condominium project. The soft cost facility was required to be used for soft costs incurred in connection with the project, such as interest, real estate taxes and certain other fees.

The $14,300,000 acquisition loan was separated into two tranches each of which accrued interest at different rates. Tranche A, in the amount of $5,598,000, bore interest per annum at the greater of 5% or a defined three-month LIBOR rate plus 3.5%. Tranche B, in the amount of $8,702,000, bore interest at the rate of 12% per annum and could not be repaid until the entire balance of the building loan facility, the Tranche A and Tranche 1 (see below) loans had been paid. The building loan facility bore interest per annum at the greater of 5% or a defined three-month LIBOR rate plus 3.5%.

The soft cost loan facility was comprised of two tranches, each of which accrued at different interest rates. Tranche 1, in the amount of $20,092,195, bore interest per annum at the greater of 5% or a defined three-month LIBOR rate plus 3.5%. Tranche 2, in the amount of $2,076,000, bore interest at the rate of 12% per annum and could not be repaid until the entire balance of the building loan facility, the Tranche A and Tranche 1 loans had been paid.

Construction loan interest incurred by the Company for the years ended December 31, 2006, 2005 and 2004 amounted to $3,846,469, $2,776,884 and $478,773, respectively. Construction loan interest was capitalized as construction and development costs throughout the construction period.

The Construction Project Loan agreement provided for the outstanding principal balance of the loan to be paid to the Lender upon the closing of sale of each residential condominium unit in an amount equal to the greater of 100% of the Net Sales Proceeds from each unit, as defined, or 92% of the contract sales price for the unit.

In the event of the sale of any retail units, the Construction Project Loan principal to be paid was to be the greater of 100% of the Net Sales Proceeds, as defined, or $1,083 per square foot of the ground floor of the retail unit sold.

As of December 31, 2005 and 2004, the combined outstanding principal balance of all three components of the Construction Project Loan amounted to $57,931,969 and $19,802,244, respectively. During the year ended December 31, 2006, the Company fully repaid the entire outstanding principal balance of the Construction Loan, which amounted to $77,156,151 using proceeds from the sale of the condominium units.

The Company was obligated to pay an exit fee to the Construction Lender in the amount of $403,010 (the “Exit Fee”). Portions of this fee were required to be paid upon the closing of the sale of each condominium unit at a rate of $15,000 per unit until the Exit Fee was paid in full. This obligation has been paid in full during 2006.

NOTE 8 -  RETAINAGE PAYABLE

The construction agreement requires retainage of not less than ten percent of the costs incurred to the contractor until fifty percent of the work is completed. Thereafter, Bovis Lend Lease (“Construction manager”) has the discretion to determine the retainage percentage on a subcontractor-by-subcontractor basis. For the years ended December 31, 2006, 2005 and 2004 the retainage payable amounted to $751,369, $1,704,298 and $28,525, respectively.

NOTE 9 -  CONDOMINIUM SALES

In 2004, the Company initiated a condominium offering plan, which obtained the necessary approvals in 2005 and 2006. The condominium consists of 68 residential units and one commercial unit. 67 residential units were offered for sale and one residential unit will be retained by the Company and leased to the condominium association.

The Company entered into contracts to sell 65 of the saleable residential condominium units. 59 of the units closed as of December 31, 2006, and for the remaining units the selling prices are estimated to be approximately $25,152,000. At December 31, 2006, down payments of $1,967,700, plus interest of $66,065, are being held in third-party attorney escrow accounts in connection with 6 units under contracts of sale. All interest earned on the escrow deposits belong to the buyer. The commercial unit, which has a projected selling price of approximately $4,500,000, is still available for sale.

NOTE 10 - SELLING COSTS

At December 31, 2006, selling costs are comprised of the following (dollars in thousands):

Broker fees	$3,720
Commissions	2,783
Title recording	20
$6,523

NOTE 11 -  RELATED PARTY TRANSACTIONS

(a)	Due to Affiliate

At December 31, 2006, the Company owes $236,014 to The Clarett Group (“Clarett Group”) for marketing commissions and other reimbursable expenses paid on behalf of the Company. Members of the Company are also members in Clarett Group.

(b)	Development Fees

In accordance with a development services agreement, the Company is to pay development fees and expense reimbursements to CC Developer, LLC (“CC Developer”). The members of CC Developer are also members of CC Sutton and Clarett Partners. The development services agreement provides for a total project development fee of $2,685,960, of which 80% is required to be paid in equal monthly installments of $149,220 during the development period and the remaining 20% to be paid within 30 days of the later of the closing of the sale of the last residential or commercial unit.

This development fee has been fully paid, and for the year ended December 31, 2006, charges from this affiliate for development fees and expense reimbursements aggregated $381,773.

(c)	Commissions

Clarett Group had been designated as the exclusive sales agent for selling residential units pursuant to a Sales Agreement. The Sales Agreement provides for a commission equal to four percent of the gross sales price of each unit sold and a sales commission of two percent when sales involve a third-party broker. As of December 31, 2006, the Company paid $2,783,140 of commissions to Clarett Group.

NOTE 12 -  COMMITMENTS AND CONTINGENCIES

(a)	Operating Lease

The Company leased a sales office in New York, New York under a two-year operating lease, which expired in July 2006. The lease provided for monthly rental payments of $15,000 plus escalation provisions. In connection with obtaining the lease, the Company paid a $30,000 security deposit to the landlord in 2004. $15,000 of the security deposit was returned to the Company and the remaining $15,000 was used to pay the final month’s rent.

Rent expenditures for the sales office for the years ended December 31, 2006, 2005 and 2004 amounted to $120,000, $180,000 and $45,723, respectively.

(b)	Sponsor Common Charges

The Company is the sponsor for the condominium and is obligated to pay all common charges, special assessments and real estate taxes allocated to any unsold units or commercial units in accordance with the provisions of the By-Laws. During the year ended December 31, 2006, the Company incurred $420,949 of sponsor common charges, which is reflected in the accompanying statement of operations.

(c)	Estimated Costs to Complete

At December 31, 2006, the Company estimates the cost to complete the development project to be approximately $1,012,000.

NOTE 13 -  CONSTRUCTION MANAGER INCENTIVE

The construction management agreement provides for an incentive fee to be paid to the construction manager in the event that the total cost of construction, as defined, is less than the guaranteed maximum price of $49,217,811. Total project costs are expected to exceed the original projected cost of construction. Accordingly, no construction manager fee will be paid.

NOTE 14 -  CONCENTRATIONS OF RISK

At December 31, 2006, the Company’s deposits with banks exceeded federal deposit insurance coverage of $100,000.

The Company and the constructed property are located in New York City and are subject to local economic conditions.

The Company contracted with a single company, Bovis Lend Lease, as the construction manager for the project.

Report of Independent Auditors

To the Members of
205-209 East 57th Street Associates, LLC:

In our opinion, the accompanying balance sheet and the related statements of operations, changes in members' equity, and cash flows present fairly, in all material respects, the financial position of 205-209 East 57th Street Associates, LLC (the "Company") at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOOPERS LLP

New York, New York
February 9, 2007

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

4.2
Form of Preferred Security Certificate evidencing the preferred securities of Reading International Trust I (filed as Exhibit 4.1 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference).

4.3
Form of Common Security Certificate evidencing common securities of Reading International Trust I (filed as Exhibit 4.2 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference).

4.4
Form of Reading International, Inc. Floating Rate Junior Subordinated Debt Security due 2027 (filed as Exhibit 4.3 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference).

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

10.61
Promissory Note by Citadel Cinemas, Inc. in favor of Sutton Hill Capital L.L.C. dated September 14, 2004 (filed as exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.62
Guaranty by Reading International, Inc. in favor of Sutton Hill Capital L.L.C. dated September 14, 2004 (filed as exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.63
Purchase Agreement, dated February 5, 2007, among Reading International, Inc., Reading International Trust I, and Kodiak Warehouse JPM LLC (filed as Exhibit 10.1 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference).

10.64
Amended and Restated Declaration of Trust, dated February 5, 2007, among Reading International Inc., as sponsor, the Administrators named therein, and Wells Fargo Bank, N.A., as property trustee, and Wells Fargo Delaware Trust Company as Delaware trustee (filed as Exhibit 10.2 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference).

10.65
Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee (filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference).

10.66*	Employment Agreement between Reading International, Inc. and John Hunter (filed herewith).

21	List of Subsidiaries (filed herewith).

23	Consent of Independent Auditors (filed herewith).

31.1	Certification of Principal Executive Officer dated March 28, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer dated March 28, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer dated March 28, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer dated March 28, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*These exhibits constitute the executive compensation plans and arrangements of the Company.

(b)	Exhibits Required by Item 601 of Regulation S-K

See Item (3) above.

(c)	Financial Statement Schedule

See Item (2) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date: March 28, 2007	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ James J. Cotter	Chairman of the Board and Director and Chief Executive Officer	March 28, 2007
James J. Cotter

/s/ Eric Barr	Director	March 28, 2007
Eric Barr

/s/ James J. Cotter, Jr.	Director	March 28, 2007
James J. Cotter, Jr.

/s/ Margaret Cotter	Director	March 28, 2007
Margaret Cotter

/s/ William D. Gould	Director	March 28, 2007
William D. Gould

/s/ Edward L. Kane	Director	March 28, 2007
Edward L Kane

/s/ Gerard P. Laheney	Director	March 28, 2007
Gerard P. Laheney

/s/ Alfred Villaseñor	Director	March 28, 2007
Alfred Villaseñor