Form 10-Q
period 2007-03-31
READING INTERNATIONAL INC
filed 2007-05-10
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 8, 2007, there were 20,992,453 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - Financial Information
Item 1 - Financial Statements

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$9,023	$11,008
Receivables	5,731	6,612
Inventory	457	606
Investment in marketable securities	20,063	8,436
Restricted cash	842	1,040
Prepaid and other current assets	2,219	2,589
Total current assets	38,335	30,291
Land held for sale	1,809	--
Property held for development	1,643	1,598
Property under development	45,585	38,876
Property & equipment, net	171,192	170,667
Investment in unconsolidated joint ventures and entities	15,799	19,067
Investment in Reading International Trust I	1,547	--
Goodwill	18,158	17,919
Intangible assets, net	8,194	7,954
Other assets	4,387	2,859
Total assets	$306,649	$289,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$12,817	$13,539
Film rent payable	2,494	4,642
Notes payable - current portion	5,271	2,237
Notes payable to related parties - current portion	5,000	5,000
Current tax liabilities	4,928	9,128
Deferred current revenue	2,420	2,565
Other current liabilities	241	177
Total current liabilities	33,171	37,288
Notes payable - long-term portion	74,616	113,975
Notes payable to related parties	9,000	9,000
Subordinated debt	51,547	--
Noncurrent tax liabilities	4,890	--
Deferred non-current revenue	552	528
Other liabilities	22,095	18,178
Total liabilities	195,871	178,969
Commitments and contingencies	--	--
Minority interest in consolidated affiliates	2,375	2,603
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,495,729 issued and 20,992,453 outstanding at March 31, 2007 and 35,468,733 issued and 20,980,865 outstanding at December 31, 2006	216	216
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at March 31, 2006 and December 31, 2006	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares	--	--
Additional paid-in capital	128,786	128,399
Accumulated deficit	(51,213)	(50,058)
Treasury shares	(4,306)	(4,306)
Accumulated other comprehensive income	34,905	33,393
Total stockholders’ equity	108,403	107,659
Total liabilities and stockholders’ equity	$306,649	$289,231

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2007	2006
Revenue
Cinema	$24,506	$22,509
Real estate	3,469	2,734
	27,975	25,243
Operating expense
Cinema	18,120	17,182
Real estate	2,002	1,711
Depreciation and amortization	2,968	3,240
General and administrative	3,675	3,367
	26,765	25,500

Operating income (loss)	1,210	(257)

Non-operating income (expense)
Interest income	145	61
Interest expense	(1,895)	(1,845)
Net gain (loss)on sale of assets	(185)	3
Other expense	(736)	(1,159)

Loss before minority interest expense, income tax expense, and equity earnings of unconsolidated joint ventures and entities	(1,461)	(3,197)
Minority interest expense	(342)	(80)
Loss before income tax expense and equity earnings of unconsolidated joint ventures and entities	(1,803)	(3,277)
Income tax expense	(499)	(337)
Loss before equity earnings of unconsolidated joint ventures and entities	(2,302)	(3,614)
Equity earnings of unconsolidated joint ventures and entities	1,656	467
Net loss	$(646)	$(3,147)
Basic and diluted loss per share	$(0.03)	$(0.14)
Weighted average number of shares outstanding - basic and diluted	22,482,804	22,450,007

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities
Net loss	$(646)	$(3,147)
Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
Gain recognized on foreign currency transactions	(22)	(24)
Equity earnings of unconsolidated joint ventures and entities	(1,656)	(467)
Distributions of earnings from unconsolidated joint ventures and entities	4,034	332
Loss (gain) on disposal of assets	185	(3)
Loss on extinguishment of debt	94	--
Depreciation and amortization	2,968	3,240
Stock based compensation expense	387	21
Minority interest	342	80
Changes in operating assets and liabilities:
Decrease in receivables	1,548	1,846
Decrease (increase) in prepaid and other assets	641	(1,530)
Decrease in accounts payable and accrued expenses	(881)	(961)
Decrease in film rent payable	(2,172)	(1,042)
Increase in deferred revenues and other liabilities	1,075	1,120
Net cash provided by (used in) operating activities	5,897	(535)
Investing activities
Acquisitions	(5,471)	(939)
Purchase of property and equipment	(2,774)	(2,695)
Change in restricted cash	199	191
Investment in Reading International Trust I	(1,547)	--
Distributions of investment in unconsolidated joint ventures	926	--
Purchase of marketable securities	(11,258)	(184)
Net cash used in investing activities	(19,925)	(3,627)
Financing activities
Repayment of long-term borrowings	(40,311)	(604)
Proceeds from borrowings	54,628	2,273
Capitalized borrowing costs	(1,633)	--
Proceeds from exercise of stock options	--	87
Repurchase of Class A Nonvoting Common Stock	--	(792)
Minority interest distributions	(579)	(285)
Net cash provided by financing activities	12,105	679
Effect of exchange rate changes on cash and cash equivalents	(62)	(430)

Decrease in cash and cash equivalents	(1,985)	(3,913)
Cash and cash equivalents at beginning of period	11,008	8,548

Cash and cash equivalents at end of period	$9,023	$4,635

Supplemental Disclosures
Interest paid	$2,244	$1,597
Income taxes paid	$44	$134
Non-cash transactions
Increase in cost basis of Cinemas 1, 2, & 3 related to the purchase price adjustment of the purchase option liability to related party	$--	$1,087
Adjustment to accumulated deficit related to adoption of FIN 48 (Note 10)	$509	$--
Accrued obligation related to lease acquisition	$250	$--

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007

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

•
the development, ownership, and operation of retail and commercial real estate in Australia, New Zealand, and the United States, including entertainment-themed retail centers (“ETRC”) in Australia and New Zealand and live theatre assets in Manhattan and Chicago in the United States.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting. As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted. There have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”). The financial information presented in this quarterly report on Form 10-Q for the period ended March 31, 2007 (the “March Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our 2006 Annual Report which contains the latest audited financial statements and related footnotes.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows as of and for the three months ended March 31, 2007 have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We have investments in marketable securities of $20.1 million at March 31, 2007. These investments are accounted for as available for sale investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” assessments of potential impairment for these investments are performed for each applicable reporting period. We have determined that there was no impairment for these investments at March 31, 2007. These investments have a cumulative unrealized gain of $253,000 included in accumulated other comprehensive income at March 31, 2007. For the three months ended March 31, 2007, our net unrealized gain on marketable securities was $352,000.

Adjustments

Subsequent to the issuance of our March 31, 2006 consolidated financial statements, we discovered that we had overstated our real estate revenue and cinema operating expense by $694,000 due to an error in the elimination of intercompany rental charges among our Australian subsidiaries. We have adjusted our consolidated statements of operations for the three months ending March 31, 2006 to correctly present consolidated real estate revenue and cinema operating expenses. The effects of the adjustment on our originally reported statements of operations are summarized below (dollars in thousands):

	2006
	Real Estate Revenue	Cinema Expense
As originally reported	$3,428	$17,876
Australia intercompany eliminations	(694)	(694)
As adjusted	$2,734	$17,182

This adjustment had no impact on our operating losses, on our losses from continuing operations, or on our net loss for the three months ended March 31, 2006. These adjustments were not material to the presentation of our consolidated financial statements for the three months ended March 31, 2006.

Changes in Accounting Policies

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158).” SFAS No. 158 requires an employer to recognize the funded status of each pension and other postretirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, we adopted this provision of SFAS No. 158 and initially applied it to the funded status of our defined benefit pension plans as of March 1, 2007 (the inception date of the pension plan). The adoption of SFAS No. 158 had no effect on net earnings or cash flows.

SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. As required, we will adopt the provisions of SFAS No. 158 relative to the measurement date in our fiscal year ending December 31, 2007. We are currently evaluating the impact, if any, that the full adoption of SFAS No. 158 will have on our consolidated financial position and results of operations.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We do not anticipate the application of this pronouncement will have a material impact on our results of operations or financial condition.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The provisions of SFAS 159 are effective at the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. If adopted, we do not anticipate the application of this pronouncement will have a material impact on our results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes rules for financial statement recognition and measurement of a tax positions taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007.  As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007.  Overall we had approximately $12.5 million of gross tax benefits unrecognized on the financial statements as of the date of adoption.

Note 2 - Stock Based Compensation and Employee Stock Option Plan

Stock Based Compensation

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2007. This stock grant has a vesting period of two years and a stock grant price of $8.63. During the period ended March 31, 2007, we recorded compensation expense of $59,000 for the vesting of restricted stock grants. The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Weighted Average Share Price at Grant Date
Outstanding - December 31, 2006	46,313	$8.10
Granted	11,587	$8.63
Outstanding - March 31, 2007	57,900	$8.20

As fully described in our 2006 Annual Report, we have an agreement with Mr. Doug Osborne in which he shares an equity interest in property trusts, owned by Landplan Property Partners, Ltd, of 27.5% to 15%. In February 2007, Landplan acquired the Lake Taupo property (see Note 18 - Acquisitions and Dispositions). With the purchase of Lake Taupo, based on SFAS 123(R), we calculated the fair value of Mr. Osborne’s equity interest in Lake Taupo at the grant date was $171,000. This interest is subject to the repayment of all third party indebtedness and the repayment of all equity, debt, operating, and/or non-operating advances made by Reading and after an 11% preferred rate of return to Reading on such advances. During the three months ended March 31, 2007, we expensed $28,000 associated with Mr. Osborne’s trust interests in Indooroopilly and Lake Taupo.

Employee Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created. SFAS 123(R) requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended March 31, 2007 and 2006, there was no impact to the consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

SFAS No. 123(R) requires Companies to estimate forfeitures. Based on our historical experience and the relative market price to strike price of the options, we do not currently estimate any forfeitures of vested or unvested options.

In accordance with SFAS No. 123(R), we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility, and the expected life of the options. The dividend yield is excluded from the calculation, as it is our present intention to retain all earnings. We expense the estimated grant date fair values of options issued on a straight-line basis over the vesting period.

There were 70,000 fully vested options granted to our directors during the three months ended March 31, 2007 and there were no options granted during the three months ended March 31, 2006. We estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2007
Stock option exercise price	$ 8.35
Risk-free interest rate	4.824%
Expected dividend yield	--
Expected option life	9.96 yrs
Expected volatility	33.74%
Weighted average fair value	$ 4.82

Using the above assumptions and in accordance with the SFAS No. 123(R) modified prospective method, we recorded $327,000 and $21,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, the total unrecognized estimated compensation cost related to non-vested stock options granted was $82,000, which is expected to be recognized over a weighted average vesting period of 1.93 years. We recorded cash received from stock options exercised of $88,000 for the three months ended March 31, 2006 and the total realized value of these exercised stock options was $131,000. No options were exercised during the three months ended March 31, 2007; therefore, no cash was received from the exercising of stock options and no value was realized from the exercise of options during the period. Except for the 70,000 fully vested options granted during the three months ended March 31, 2007, no other options vested during either of the three months ended March 31, 2007 or 2006; therefore, there was no grant date fair value of options vesting during either period. The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at March 31, 2007 was $2.0 million of which 99.8% are currently exercisable.

All stock options granted have a contractual life of 10 years at the grant date. The aggregate total number of shares of Class A Nonvoting Common Stock and Class B Voting Common Stock authorized for issuance under our 1999 Stock Option Plan is 1,293,400. At the time that options are exercised, at the discretion of management, we will either issue treasury shares or make a new issuance of shares to the employee or board member. Dependent on the grant letter to the employee or board member, the required service period for option vesting is between zero and four years.

We had the following stock options outstanding and exercisable as of March 31, 2007 and December 31, 2006:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding-January 1, 2006	521,100	185,100	$5.00	$9.90	474,600	185,100	$5.04	$9.90
Exercised	(27,000)	--	$3.22	$--
Granted	20,000	--	$8.10	$--
Outstanding-December 31, 2006	514,100	185,100	$5.21	$9.90	488,475	185,100	$5.06	$9.90
Granted	70,000	--	$8.35	$--
Outstanding-March 31, 2007	584,100	185,100	$5.40	$9.90	558,475	185,100	$5.28	$9.90

The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at March 31, 2007 and December 31, 2006 was approximately 3.94 and 3.60 years, respectively. The weighted average remaining contractual life of the exercisable options outstanding at March 31, 2007 and December 31, 2006 was approximately 3.77 and 3.39 years, respectively.

Note 3 - Business Segments

Our operations are organized into two reportable business segments within the meaning of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Our reportable segments are (1) cinema exhibition and (2) real estate. The cinema segment is engaged in the development, ownership, and operation of multiplex cinemas. The real estate segment is engaged in the development, ownership, and operation of commercial properties, including ETRC’s in Australia and New Zealand and live theatres in the United States. Historically, our development projects have included a cinema component. Incident to our real estate operations we have acquired, and continue to hold, raw land in urban and suburban centers in Australia and New Zealand.

Effective the fourth quarter of 2006, we changed the presentation of our segment reporting such that our intersegment revenues and expenses are reported separately from our segments’ operating activity. The effect of this change is to include intercompany rent revenues and rent expenses into their respective cinema and real estate business segments. The revenues and expenses for the three months ending March 31, 2006 have been adjusted to conform to the current year presentation. We believe that this presentation more accurately portrays how our operating decision makers’ view the operations, how they assess segment performance, and how they make decisions about allocating resources to the segments.

The tables below summarize the results of operations for each of our principal business segments for the three months ended March 31, 2007 and 2006, respectively. Operating expenses include costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties (dollars in thousands):

Three months ended March 31, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$24,506	$4,841	$(1,372)	$27,975
Operating expense	19,492	2,002	(1,372)	20,122
Depreciation & amortization	1,794	1,037	--	2,831
General & administrative expense	763	187	--	950
Segment operating income	$2,457	$1,615	$--	$4,072
Three months ended March 31, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue[1]	$22,509	$4,001	$(1,267)	$25,243
Operating expense[1]	18,449	1,711	(1,267)	18,893
Depreciation & amortization	2,085	1,020	--	3,105
General & administrative expense	1,168	100	--	1,268
Segment operating income	$807	$1,170	$--	$1,977

1For the three months ended March 31, 2006, the real estate revenues and cinema operating expenses have been adjusted from the amounts previously reported. See Note 1 - Basis of Presentation.

Reconciliation to net loss:	2007	2006
Total segment operating income	$4,072	$1,977
Non-segment:
Depreciation and amortization expense	137	135
General and administrative expense	2,725	2,099
Operating income (loss)	1,210	(257)
Interest expense, net	(1,750)	(1,784)
Other expense	(921)	(1,156)
Minority interest	(342)	(80)
Income tax expense	(499)	(337)
Equity earnings of unconsolidated joint ventures and entities	1,656	467
Net loss	$(646)	$(3,147)

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of March 31, 2007 and December 31, 2006:

	US Dollar
	March 31, 2007	December 31, 2006
Australian Dollar	$0.8104	$0.7884
New Zealand Dollar	$0.7158	$0.7046

Note 5 - Loss Per Share

Basic loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options give rise to potentially dilutive common shares. In accordance with SFAS No. 128, “Earnings Per Share,” these shares are included in the dilutive loss per share calculation under the treasury stock method. The following is a calculation of earnings per share (dollars in thousands, except share data):

	Three Months Ended March 31,
	2007	2006
Net loss	$(646)	$(3,147)
Loss from continuing operations - basic and diluted	$(0.03)	$(0.14)
Weighted average shares of common stock - dilutive	22,482,804	22,450,007

For the three months ended March 31, 2007 and 2006, we recorded losses from continuing operations. As such, the incremental shares of 228,048 and 203,787 in 2007 and 2006, respectively, from stock options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

Note 6 - Property Under Development and Property and Equipment

As of March 31, 2007 and December 31, 2006, we owned property under development summarized as follows (dollars in thousands):

Property Under Development	March 31, 2007	December 31, 2006
Land	$34,218	$30,296
Construction-in-progress (including capitalized interest)	11,367	8,580
Property Under Development	$45,585	$38,876

We recorded capitalized interest related to our properties under development for the three months ended March 31, 2007 and 2006 of $1.0 million and $351,000, respectively.

Incident to the development of our Burwood property, in late 2006, we began various fill and earth moving operations. In late February 2007, it became apparent that our cost estimates with respect to site preparation were low, as the extent of the contaminated soil present at the site - a former brickworks - was greater than we had originally believed. Our previous estimated cost of $500 million included the approximately $1.4 million (AUS$1.8 million) of estimated cost to remove the contaminated soil. As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site. However, as a practical matter we intend to address these issues in connection with our planned redevelopment of the site as a mixed-use retail, entertainment, commercial and residential complex. We continue to evaluate the additional site preparation costs likely to be associated with the removal of this contaminated soil. In accordance with EITF 90-8 Capitalization of Costs to Treat Environmental Contamination, contamination clean up costs that improve the property from its original acquisition state will be capitalized as part of the property’s overall development costs.

As of March 31, 2007 and December 31, 2006, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	March 31, 2007	December 31, 2006
Land	$57,376	$56,830
Building	101,491	99,285
Leasehold interest	11,262	11,138
Construction-in-progress	563	425
Fixtures and equipment	59,686	58,164
	230,378	225,842
Less: accumulated depreciation	(59,186)	(55,175)
Property and equipment, net	$171,192	$170,667

Depreciation expense for property and equipment was $2.7 million and $2.9 million for the three months ended March 31, 2007 and 2006, respectively.

Note 7 - Investments in Unconsolidated Joint Ventures and Entities

Except as noted below regarding our investment in Malulani Investments, Limited, investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, and, as of March 31, 2007 and December 31, 2006, include the following (dollars in thousands):

	Interest	March 31, 2007	December 31, 2006
Malulani Investments, Limited	18.4%	$1,800	$1,800
Rialto Film Distribution	33.3%	821	782
Rialto Cinemas	50.0%	5,673	5,608
205-209 East 57th Street Associates, LLC	25.0%	2,026	5,557
Mt. Gravatt Cinema	33.3%	4,946	4,713
Berkeley Cinemas - Botany	50.0%	533	607
Total		$15,799	$19,067

For the three months ended March 31, 2007 and 2006, we recorded our share of equity earnings (loss) from our investments in unconsolidated joint ventures and entities as follows:

	Three Months Ended March 31,
	2007	2006
Malulani Investments, Limited	$--	$--
Rialto Film Distribution	25	--
Rialto Cinemas	(23)	--
205-209 East 57th Street Associates, LLC	1,309	--
Mt. Gravatt Cinema	216	188
Berkeley Cinema - Group & Palms	--	197
Berkeley Cinemas -Botany	129	82
Total	$1,656	$467

Malulani Investments, Limited

In accordance with our disclosure of this investment noted in our 2006 Annual Report, we continue to treat this investment on a cost basis by recognizing earnings as they are distributed to us.

205-209 East 57th Street Associates, LLC

During 2007, this joint venture has been in the process of completing the development of a residential condominium complex in midtown Manhattan called Place 57. During the 2007 Quarter, the partnership closed on the sale of six of its remaining condominiums resulting in gross sales of $20.3 million which resulted in equity earnings from unconsolidated joint ventures and entities to us of $1.3 million. The condensed statement of operations for 205-209 East 57th Street Associates, LLC (Unaudited) is as follows:

2007 Three Months
Net revenue	$20,251
Operating expense	14,640
Net income	$5,611

Note 8 - Goodwill and Intangible Assets

Subsequent to January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we perform an annual impairment review of our goodwill and other intangible assets in the fourth quarter unless changes in circumstances indicate that an asset may be impaired. As of March 31, 2007 and December 31, 2006, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of January 1, 2007	$12,713	$5,206	$17,919
Goodwill acquired during 2007	--	--	--
Foreign currency translation adjustment	227	12	239
Balance at March 31, 2007	$12,940	$5,218	$18,158

We have intangible assets other than goodwill that are subject to amortization and are being amortized over various periods. We amortize our beneficial leases over the lease period, the longest of which is 20 years, and our option fee and other intangible assets over 10 years. For the three months ended March 31, 2007 and 2006, amortization expense totaled $227,000 and $196,000, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of March 31, 2007	Beneficial Leases	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$11,448	$2,773	$222	$14,443
Less: Accumulated amortization	3,779	2,450	20	6,249
Total, net	$7,669	$323	$202	$8,194

As of December 31, 2006	Beneficial Leases	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$10,984	$2,773	$219	$13,976
Less: Accumulated amortization	3,577	2,426	19	6,022
Total, net	$7,407	$347	$200	$7,954

Note 9 - Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	March 31, 2007	December 31, 2006
Prepaid and other current assets
Prepaid expenses	$1,377	$1,214
Prepaid taxes	483	552
Deposits	147	534
Other	212	289
Total prepaid and other current assets	$2,219	$2,589

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,270	$1,270
Deferred financing costs, net	2,355	898
Interest rate swap	243	206
Other	519	485
Total other non-current assets	$4,387	$2,859

Note 10 - Income Tax

The income tax expense for the three months ended March 31, 2007 and 2006 was composed of the following amounts (dollars in thousands):

	Three Months Ended March 31
	2007	2006
Foreign income tax provision	$87	$29
Foreign withholding tax	140	136
Federal tax expense	127	127
Other tax	145	45
Net income tax provision	$499	$337

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes rules for financial statement recognition and measurement of a tax positions taken or expected to be taken in a tax return.

The incremental effects of applying FIN 48 on line items in the accompanying consolidated balance sheet at January 1, 2007 was as follows (dollars in thousands):

	Before Application of FIN 48 on January 1, 2007	FIN 48 Adjustments as of January 1, 2007	After Application of FIN 48 on January 1, 2007
Current tax liabilities	$9,128	$(4,000)	$5,128
Noncurrent tax liabilities	$--	$4,509	$4,509
Accumulated deficit	$(50,058)	$(509)	$(50,567)

We adopted FIN 48 on January 1, 2007. As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007. As of that date, we also reclassified approximately $4.0 million in reserves from current taxes liabilities to noncurrent tax liabilities. We had approximately $12.5 million of gross tax benefits unrecognized on the financial statements as of the date of adoption, mostly reflecting operating loss carry forwards and the IRS litigation matter below. Of the $12.5 million total gross unrecognized tax benefits at January 1, 2007, $4.5 million would impact the effective tax rate if recognized. The remaining balance consists primarily of loss carry forwards that would not impact the effective tax rate due to the existence of the valuation allowance. We recorded an increase to our gross unrecognized tax benefits of approximately $380,000 during the current quarter, and the total balance at March 31, 2007 was approximately $12.9 million.

Interest and/or penalty related to income tax matters are recorded as part of income tax expense. We had approximately $1.7 million accrued for interest and penalty included in our reserve for uncertain tax positions as of the date of adoption, and approximately $230,000 additional accrual accrued for the period January 1, 2007 to March 31, 2007, mostly related to the IRS assessment described below.

Our company and subsidiaries are subject to U.S. federal income tax, income tax in various U.S. states, and income tax in Australia, New Zealand, and Puerto Rico.

Generally, changes to our federal and most state income tax returns for the calendar year 2002 and earlier are barred by statutes of limitations. Certain domestic subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us. These subsidiaries were examined by IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years. We are contesting these deficiencies in Tax Court, as more fully described in our 2006 Annual Report. Our income tax returns of Australia filed since inception in 1995 are currently open for examination. The income tax returns filed in New Zealand and Puerto Rico for calendar year 2002 and afterward are also currently open for examination.

We do not anticipate within 12 months following March 31, 2007, our total unrecognized tax benefits will change significantly because of settlement of audits and expiration of statutes of limitations.

Note 11 - Notes Payable

Notes payable are summarized as follows (dollars in thousands):

	Interest Rates as of			Balance as of
Name of Note Payable or Security	March 31, 2007	December 31, 2006	Maturity Date	March 31, 2007	December 31, 2006
Australian Corporate Credit Facility	7.35%	7.33%	January 1, 2009	$66,453	$70,516
Australian Shopping Center Loans	--	--	2007-2013	1,106	1,147
New Zealand Corporate Credit Facility	--	9.15%	November 23, 2009	--	35,230
Trust Preferred Securities	9.22%	--	April 30, 2027	51,547	--
UBS Line of Credit	7.25%	--	N/A	3,082	--
US Sutton Hill Capital Note 1 - Related Party	9.69%	9.69%	July 28, 2007	5,000	5,000
US Royal George Theatre Term Loan	7.85%	7.86%	November 29, 2007	1,778	1,819
US Sutton Hill Capital Note 2 - Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	6.26%	January 1, 2010	7,468	7,500
Total				$145,434	$130,212

Notes Payable

During the first three months of 2007, we retired all of our bank indebtedness in New Zealand of $34.4 million (NZ$50.0 million) and retired a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million). These two credit facilities remain available to us in full to draw on when needed either for additional working capital or for acquisitions.

UBS Financial Services Line of Credit

In order to finance a portion of our purchases of marketable securities, we have arranged a line of credit (a broker margin account) with UBS Financial Services, Inc. which carries an interest rate of 7.25%. The line of credit is secured by the marketable securities which we have purchased on the account. Under the line of credit, we are able to borrow approximately 50% of the market value of our securities in our UBS account.

Subordinated Notes - Reading International Trust I

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust which we control, and which in turn issued $51.5 million in securities. Of the $51.5 million, $50.0 million in trust preferred securities were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading. The interest on the notes is fixed for five years at 9.22% after which the interest will be based on an adjustable rate of LIBOR plus 4.00% unless we exercise our right to refix the rate at the current market rate at that time. There are no principal payments until maturity in 2027 when the notes are scheduled to be paid in full. We may pay off the debt after the first five years at 100.0% of the principal amount without any penalty. The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes. The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt. Currently, the most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level. The placement generated $49.9 million in net proceeds, which were used principally to make our investment in the common trust securities of $1.5 million, to retire all of our bank indebtedness in New Zealand of $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million).

Note 12 - Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	March 31, 2007	December 31, 2006
Current liabilities
Security deposit payable	$240	$177
Other	1	--
Other current liabilities	$241	$177
Other liabilities
Foreign withholding taxes	$5,279	$5,212
Straight-line rent liability	3,717	3,693
Purchase option liability	4,631	3,681
Environmental reserve	1,656	1,656
Executive pension plans	2,895	--
Option deposit	3,000	3,000
Other	917	936
Other liabilities	$22,095	$18,178

Executive Pension Plans

On March 15, 2007, the Board of Directors of Reading International, Inc. (“Reading”) approved a Supplemental Executive Retirement Plan (“SERP”) pursuant to which Reading has agreed to provide James J. Cotter, its Chief Executive Officer and Chairman of the Board of Directors, supplemental retirement benefits effective March 1, 2007. Under the SERP, Mr. Cotter will receive a monthly payment of the greater of (i) 40% of the average monthly earnings over the highest consecutive 36-month period of earnings prior to Mr. Cotter’s separation from service with Reading or (ii) $25,000 per month for the remainder of his life, with a guarantee of 180 monthly payments following his separation from service with Reading or following his death. The beneficiaries under the SERP may be designated by Mr. Cotter or by his beneficiary following his or his beneficiary’s death. The benefits under SERP are fully vested as of March 1, 2007.

The SERP initially will be unfunded, but Reading may choose to establish one or more grantor trusts from which to pay the SERP benefits. As such, the SERP benefits are unsecured, general obligations of Reading. The SERP is administered by the Compensation Committee of the Board of Directors of Reading. In accordance with SFAS 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), the initial pension benefit obligation of $2.7 million is included in our other liabilities with a corresponding amount of unrecognized prior service cost included in accumulated other comprehensive income (see Note 16 - Comprehensive Income). The $2.7 million will be amortized as a prior service cost over the estimated service period of 10 years combined with an annual interest cost. For the three months ended March 31, 2007, we recognized $13,000 of interest cost and $25,000 of amortized prior service cost. The balance of the other liability for this pension plan is $2.7 million at March 31, 2007. The value of the SERP is based on a discount rate of 5.75% and an annual compensation growth rate of 3.5%.

In addition to the aforementioned SERP, Mr. S. Craig Tompkins has a vested interest in the pension plan originally established by Craig Corporation prior to its merger with our company of $181,000, which amount accrues interest at 30 day LIBOR.

Sutton Hill Capital - Cinemas 1, 2, & 3 Purchase Option

As part of the purchase of the real property underlying our leasehold interest in the Cinemas 1, 2, & 3 we granted a purchase option to Sutton Hill Capital, LLC, a limited liability company beneficially owned in equal 50/50 shares by Messrs. James J. Cotter and Michael Forman, to acquire, at cost, up to a 25% non-managing membership interest in the limited liability company that we formed to acquire these interests. That limited liability company is called Sutton Hill Properties LLC, a subsidiary of Reading International, Inc. In relation to this option, we estimate, based on a March 2007 property appraisal, that the value of the underlying real property assets increased during the first three months of 2007 such that the value of the purchase option liability at March 31, 2007 increased to $4.6 million, resulting in a charge for the three months ended March 31, 2007 of $950,000. As we carry our assets at the lower of cost or market, this increase in the value of the underling property is not reflected on our balance sheet. However, we base the calculation of this purchase option liability on the change in the fair market value of the property compared to its net book value.

Note 13 - Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $4.9 million and $4.8 million as of March 31, 2007 and December 31, 2006, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $2.3 million and $2.2 million as of March 31, 2007 and December 31, 2006, respectively.

Litigation

There have not been any material changes to our litigation exposure since our Company’s 2006 Annual Report.

Note 14 - Minority Interest

Minority interest is composed of the following enterprises:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) owned by a subsidiary of National Auto Credit, Inc.;

•	25% minority interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	33% minority interest in the Elsternwick Joint Venture owned by Champion Pictures Pty Ltd.;

•	Up to 27.5% minority interest in the Landplan Property Partners, Ltd by Landplan Property Group, Ltd; and

•	20% minority interest in Big 4 Farming LLC by Cecelia Packing Corporation

The components of minority interest are as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
AFC	$2,032	$2,264
Australian Country Cinemas	133	174
Elsternwick Unincorporated Joint Venture	158	151
Landplan Property Partners	51	13
Other	1	1
Minority interest in consolidated affiliates	$2,375	$2,603

	Expense for the
	Three Months Ended March 31,
	2007	2006
AFC	$268	$70
Australian Country Cinemas	26	3
Elsternwick Unincorporated Joint Venture	37	7
Landplan Property Partners	11	--
Minority interest expense	$342	$80

Landplan Property Partners

As fully described in our 2006 Annual Report, we have an agreement with Mr. Doug Osborne in which he shares an equity interest in property trusts, owned by Landplan Property Partners, Ltd, of 27.5% to 15%. In February 2007, Landplan acquired the Lake Taupo property (see Note 18 - Acquisitions and Dispositions). With the purchase of Lake Taupo, based on SFAS 123(R), we calculated the fair value of Mr. Osborne’s equity interest in Lake Taupo at the grant date was $171,000. This interest is subject to the repayment of all third party indebtedness and the repayment of all equity, debt, operating, and/or non-operating advances made by Reading and after an 11% preferred rate of return to Reading on such advances. During the three months ended March 31, 2007, we expensed $28,000 associated with Mr. Osborne’s trust interests in Indooroopilly and Lake Taupo.

Big 4 Farming LLC

The Big 4 Farming entity that is subject to this minority interest is not an operating company.

Note 15 - Common Stock

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2007. This stock grant has a vesting period of two years and a stock grant price of $8.63.

Note 16 - Comprehensive Income

U.S. GAAP requires that the effect of foreign currency translation adjustments, unfunded pension service obligations, and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income. The following table sets forth our comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$(646)	$(3,147)
Foreign currency translation gain (loss)	3,836	(3,496)
Supplemental Executive Retirement Plan - pension liability adjustment	(2,676)	--
Unrealized gain on AFS	352	7
Comprehensive income (loss)	$866	$(6,636)

Note 17 - Acquisitions and Assets Held for Sale

On February 8, 2007, we purchased the tenant interest in the ground lease underlying the building lease for one of our domestic cinemas. The purchase price of $493,000 is to be paid in two installments of $243,000 that was paid on February 8, 2007 and $250,000 due on July 1, 2007. On February 14, 2007, we acquired through Landplan Property Partners New Zealand, a 1.0 acre parcel of commercial real estate for approximately $5.3 million (NZ$7.7 million). The property’s primary business is that of a motel and will be discontinued as we renovate the motel and sell the units as condominiums. A portion of this property includes unimproved land that we do not intend to develop. The land has a book value of $1.8 million (NZ$2.6 million) and is included in land held for sale. We have not yet completed our allocation of the purchase price to the assets purchased for this property in accordance with SFAS 141 - Business Combinations.

Note 18 - Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at March 31, 2007:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$8,914,000	5.7000%	6.4917%	December 31, 2007
Interest rate swap	$13,371,000	6.4400%	6.4917%	December 31, 2008
Interest rate swap	$13,230,000	6.6800%	6.4917%	December 31, 2008
Interest rate swap	$9,867,000	5.8800%	6.4917%	December 31, 2008
Interest rate swap	$2,836,000	6.3600%	6.4917%	December 31, 2008

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in an $37,000 (AUS$39,000) decrease and $111,000 (AUS$134,000) decrease to interest expense during the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, we recorded the fair market value of our interest rate swaps of $243,000 (AUS$300,000) and $206,000 (AUS$261,000), respectively, as an other long-term asset. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

As Reading International, Inc. (RDI and collectively with our consolidated subsidiaries, “Reading” and “we,” “us” or “our”), our businesses consist primarily of:

•	the development, ownership, and operation of multiplex cinemas in the United States, Australia, and New Zealand; and

•
the development, ownership, and operation of retail and commercial real estate in Australia, New Zealand, and the United States, including entertainment-themed retail centers (“ETRCs”) in Australia and New Zealand and live theater assets in Manhattan and Chicago in the United States.

We believe cinema exhibition to be a business that will likely continue to generate fairly consistent cash flows in the years ahead. This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option. While we intend to be opportunistic in adding to our existing cinema portfolio, we believe it is likely that, going forward, we will be reinvesting the majority our free cash flow more in our general real estate development activities. Over time, we anticipate that our cinema operations will become increasingly a source of cash flow to support our real estate oriented activities, rather than a focus of growth, and that our real estate activities will become the principal thrust of our business.

In short, while we do have operating company attributes, we see ourselves principally as a hard asset company and intend to add to shareholder value by building the value of our portfolio of tangible assets.

In addition, we may from time to time identify opportunities to expand our existing businesses and asset base, or to otherwise profit, through the acquisition of interests in other publicly traded companies, both in the United States and in the overseas jurisdictions in which we do business. At March 31, 2007, our investments in the securities of other public companies aggregated $20.1 million, based on the closing price of such securities on that date.

We manage our worldwide cinema business under various different brands:

•	in the US, under the Reading, Angelika Film Center and City Cinemas brands;

•	in Australia, under the Reading brand; and

•	in New Zealand, under the Reading, Berkeley Cinemas and Rialto brands.

At March 31, 2007, we owned and operated 35 cinemas with 231 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 7 cinemas with 46 screens and managed 2 cinemas with 9 screens.

Our business plan going forward is to build-out our existing development properties and to seek out additional real estate development opportunities while continuing to use our presence in the cinema exhibition and live theatre business, to identify, develop and acquire cinema and live theatre properties.

A significant portion of our business is conducted in Australia and New Zealand, and as such, we are subject to a certain degree of currency risk. We do not engage in currency hedging activities. Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis. Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, the majority of our expenses in Australia and New Zealand have been procured in local currencies. Due to the developing nature of our operations in Australia and New Zealand, our revenues are not yet significantly greater than our operating expenses. The resulting natural operating hedge has led to a negligible foreign currency effect on our net earnings. However, with the recent reduction in our New Zealand and Australia debt, foreign currency can have a significant effect on the value of assets and liabilities with fluctuations noted in other comprehensive income. On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes and paid off our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and retired a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million). By paying off our New Zealand debt and paying down on our Australia debt with the proceeds of our Trust Preferred Securities, we have added an increased element of currency risk to our Company. We believe that this currency risk is mitigated by the comparatively favorable interest rate and the long-term nature of the fully subordinated notes. As we continue to progress with our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.

We continue to acquire, to dispose of, or to reposition assets in accordance with our business plan. For a description of our acquisitions so far in 2007, see Note 18 - Acquisitions and Dispositions to our March 31, 2007 Consolidated Financial Statements.

Results of Operations

At March 31, 2007, we owned and operated 35 cinemas with 231 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 7 cinemas with 46 screens and managed 2 cinemas with 9 screens. Regarding real estate, we owned and operated during the period four ETRC’s that we have developed in Australia and New Zealand; owned the fee interests in four developed commercial properties in Manhattan and Chicago, all of which are improved with live theatres, which together comprise seven stages and, in two cases, ancillary retail and commercial space; owned the fee interests underlying one of our Manhattan cinemas and hold for development an additional seven parcels (aggregating approximately 59 acres) located principally in urbanized areas of Australia and New Zealand. Two of these parcels, Burwood and Moonee Ponds, comprise approximately 54 acres, and are in areas designated by the provincial government of Victoria, Australia as “major or principal activity centres,” and we are currently in the planning phases of their development.

Operating expenses include costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties. Our year-to-year results of operation were principally impacted by the following:

•
the opening in the fourth quarter of 2005 and the occupancy of the majority of tenancies during first and second quarters of 2006 of our Newmarket Shopping Center, a 100,000 square foot retail center in a suburb of Brisbane, Australia;

•	the acquisition of a cinema in Queenstown, New Zealand effective February 23, 2006;

•	the purchase of the 50% share that we did not already own of the Palms 8-screen, leasehold cinema located in Christchurch, New Zealand effective April 1, 2006;

•	the sale of our 50% share of the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand formerly part of the Berkeley Cinemas Group effective August 28, 2006; and

•
the increase in the value of the Australian and New Zealand dollars vis-à-vis the US dollar from $0.7165 and $0.6164, respectively, as of March 31, 2006 to $0.8104 and $0.7158, respectively, as of March 31, 2007.

The tables below summarize the results of operations for each of our principal business segments for the three (“2007 Quarter”) months ended March 31, 2007 and the three (“2006 Quarter”) months ended March 31, 2006. Effective the fourth quarter of 2006, we changed the presentation of our segment reporting such that our intersegment revenues and expenses are reported separately from our segments’ operating activity. The effect of this change is to include intercompany rent revenues and rent expenses into their respective cinema and real estate business segments. The revenues and expenses for the three months ending March 31, 2006 have been adjusted to conform to the current year presentation. We believe that this presentation more accurately portrays how our operating decision makers’ view the operations, how they assess segment performance, and how they make decisions about allocating resources to the segments (dollars in thousands):

Three months ended March 31, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$24,506	$4,841	$(1,372)	$27,975
Operating expense	19,492	2,002	(1,372)	20,122
Depreciation & amortization	1,794	1,037	--	2,831
General & administrative expense	763	187	--	950
Segment operating income	$2,457	$1,615	$--	$4,072
Three months ended March 31, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue[1]	$22,509	$4,001	$(1,267)	$25,243
Operating expense[1]	18,449	1,711	(1,267)	18,893
Depreciation & amortization	2,085	1,020	--	3,105
General & administrative expense	1,168	100	--	1,268
Segment operating income	$807	$1,170	$--	$1,977

1 For the three months ended March 31, 2006, the real estate revenues and cinema operating expenses have been adjusted from the amounts previously reported. See Note 1 - Basis of Presentation.

Reconciliation to net loss:	2007	2006
Total segment operating income	$4,072	$1,977
Non-segment:
Depreciation and amortization expense	137	135
General and administrative expense	2,725	2,099
Operating income (loss)	1,210	(257)
Interest expense, net	(1,750)	(1,784)
Other expense	(921)	(1,156)
Minority interest	(342)	(80)
Income tax expense	(499)	(337)
Equity earnings of unconsolidated joint ventures and entities	1,656	467
Net loss	$(646)	$(3,147)

Cinema

Included in the cinema segment above is revenue and expense from the operations of 35 cinema complexes with 231 screens during the 2007 Quarter compared to 34 cinema complexes with 223 screens during the 2006 Quarter. The following tables detail our cinema segment operating results for the three months ended March 31, 2007 and 2006, respectively (dollars in thousands):

Three Months Ended March 31, 2007	United States	Australia	New Zealand	Total
Admissions revenue	$5,191	$9,630	$3,284	$18,105
Concessions revenue	1,373	2,864	992	5,229
Advertising and other revenues	456	486	230	1,172
Total revenues	7,020	12,980	4,506	24,506

Cinema costs	4,726	10,170	3,452	18,348
Concession costs	258	629	257	1,144
Total operating expense	4,984	10,799	3,709	19,492

Depreciation and amortization	487	901	406	1,794
General & administrative expense	539	223	1	763
Segment operating income	$1,010	$1,057	$390	$2,457

Three Months Ended March 31, 2006	United States	Australia	New Zealand	Total
Admissions revenue	$4,286	$9,383	$2,818	$16,487
Concessions revenue	1,319	2,918	860	5,097
Advertising and other revenues	283	467	175	925
Total revenues	5,888	12,768	3,853	22,509

Cinema costs[1]	4,652	9,813	2,813	17,278
Concession costs	259	656	256	1,171
Total operating expense	4,911	10,469	3,069	18,449

Depreciation and amortization	446	1,367	272	2,085
General & administrative expense	935	196	37	1,168
Segment operating income (loss)	$(404)	$736	$475	$807

1 For the three months ended March 31, 2006, the cinema costs have been adjusted from the amounts previously reported. See Note 1 - Basis of Presentation.

•
Cinema revenue increased for the 2007 Quarter by $2.0 million or 8.9% compared to the same period in 2006. The 2007 Quarter increase was from improved attendance at our New Zealand and United States cinemas.

•
Operating expense increased for the 2007 Quarter by $1.0 million or 5.7% compared to the same period in 2006. This increase was primarily related to increased film rent, staffing costs and concession costs associated with increased attendance at our New Zealand and United States cinemas offset in part by improved cost management in our United States operations. Although our occupancy cost increased in the 2007 Quarter compared to 2006, we noted an overall reduction in our operating expense percentage from 82% to 80% of gross revenue for the 2006 and 2007 Quarters, respectively.

•
Depreciation and amortization expense decreased for the 2007 Quarter by $291,000 or 14.0% compared to the same period in 2006 primarily related to several Australia cinema assets reaching their useful depreciable life as of December 31, 2006 partially offset by an increase in depreciation from our April 2006 acquisition of the New Zealand Palms cinema.

•
General and administrative expense decreased for the 2007 Quarter by $405,000 or 34.7% compared to the same period in 2006. The decrease was due to a drop in legal costs, primarily as a result of the termination of certain anti-trust litigation.

•	As a result of the above, cinema segment income increased for the 2007 Quarter by $1.7 million compared to the same period in 2006.

Real Estate

For the three months ended March 31, 2007, our third party, rental generating real estate holdings consisted of:

•	ETRCs at Belmont in Perth; at Auburn in Sydney; and at Newmarket in Brisbane in Australia; and Courtenay Central in Wellington, New Zealand;

•
three single auditorium live theatres in Manhattan (Minetta Lane, Orpheum, and Union Square) and a four auditorium live theatre complex in Chicago (The Royal George) and, in the case of the Union Square and the Royal George their accompanying ancillary retail and commercial tenants;

•	the ancillary retail and commercial tenants at some of our non-ETRC cinema locations; and

•	certain unimproved land, used in our historic activities.

The following tables detail our real estate segment operating results for the three months ended March 31, 2007 and 2006, respectively (dollars in thousands):

Three Months Ended March 31, 2007	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$732	$--	$--	$732
Property rental income	538	2,038	1,533	4,109
Total revenues	1,270	2,038	1,533	4,841

Live theatre costs	484	--	--	484
Property rental cost	351	725	442	1,518
Total operating expense	835	725	442	2,002

Depreciation and amortization	95	558	384	1,037
General & administrative expense	12	145	30	187
Segment operating income	$328	$610	$677	$1,615

Three Months Ended March 31, 2006	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$1,036	$--	$--	$1,036
Property rental income[1]	433	1,166	1,366	2,965
Total revenues	1,469	1,166	1,366	4,001

Live theatre costs	656	--	--	656
Property rental cost	190	531	334	1,055
Total operating expense	846	531	334	1,711

Depreciation and amortization	106	525	389	1,020
General & administrative expense	--	100	--	100
Segment operating income	$517	$10	$643	$1,170

1 For the three months ended March 31, 2006, the property rental income has been adjusted from the amounts previously reported. See Note 1 - Basis of Presentation.

•
Revenue increased for the 2007 Quarter by $840,000 or 21.0% compared to the same period in 2006. The increase was primarily related to additional property revenues from our newly constructed Australia Newmarket shopping centre in Brisbane, Australia offset by a drop in rents from our domestic live theatres due to fewer shows during 2007 compared to 2006.

•
Operating expense for the real estate segment increased for the 2007 Quarter by $291,000 or 17.0% compared to the same period in 2006. This increase in expense was primarily related to our newly constructed Newmarket shopping centre, our newly acquired Lake Taupo motel and an increase in property taxes related to our domestic properties, offset by decreased live theatre costs.

•	Depreciation expense for the real estate segment increased by $17,000 or 1.7% for the 2007 Quarter compared to the same period in 2006.

•	General and administrative expense increased for the 2007 Quarter by $87,000 compared to the same period in 2006.

•	As a result of the above, real estate segment income increased for the 2007 Quarter by $445,000 compared to the same period in 2006.

Corporate

General and administrative expense includes expenses that are not directly attributable to other operating segments. General and administrative expense increased by $626,000 in the 2007 Quarter compared to the 2006 Quarter. The increase was primarily related increases in our corporate compensation expense related to the granting of 70,000 fully vested options to our directors coupled with an increase in director fees; to compensation for our newly appointed Chief Operating Officer; to sundry legal expenses; and to a newly adopted Supplemental Executive Retirement Plan.

Net interest expense decreased by $34,000 in the 2007 Quarter compared to the same period last year primarily related to higher capitalized interest which was offset by increased interest expense due to higher outstanding loan balances during the 2007 Quarter compared to the 2006 Quarter. Additionally, this 2007 Quarter interest increase was also affected by a lower offset to interest expense related to the mark-to-market adjustment of our interest rate swaps compared to the adjustment for the 2006 Quarter.

During the 2007 Quarter, other expense decreased by $235,000. This was due to a lower mark-to-market expense in the 2007 Quarter than that recorded in the 2006 Quarter. This related to our option liability for the option held by Sutton Hill Capital, LLC to acquire a 25% non-managing membership interest in our Cinemas 1, 2 & 3 property.

Equity earnings of unconsolidated joint ventures and entities increased by approximately $1.2 million for the 2007 Quarter compared to last year. The increase was primarily related to the 205-209 East 57th Street Associates, LLC, that has been developing a residential condominium complex in midtown Manhattan called Place 57. During the 2007 Quarter, the partnership closed on the sale of six of its remaining condominiums resulting in gross sales of $20.3 million and equity earnings from unconsolidated joint ventures and entities to us of $1.3 million.

Consolidated Net Income (Losses)

During 2007, we recorded a net loss of $646,000 for the 2007 Quarter compared to $3.1 million for the 2006 Quarter. The reduced loss is primarily related to improved operating results from both our cinema and our real estate segments and to the equity earnings from 205-209 East 57th Street Associates, LLC.

Acquisitions

On February 8, 2007, we purchased the tenants interest in the ground lease underlying the building lease for one of our domestic cinemas. The purchase price of $493,000 is to be paid in two installments of $243,000 that was paid on February 8, 2007 and $250,000 due on July 1, 2007. On February 14, 2007, we acquired through Landplan Property Partners New Zealand, a 1.0 acre parcel of commercial real estate for approximately $5.3 million (NZ$7.7 million).

Business Plan, Capital Resources, and Liquidity

Business Plan

Our cinema exhibition business plan is to continue to identify, develop, and acquire cinema properties, where reasonably available, that allow us to leverage our cinema expertise and technology over a larger operating base. Our real estate business plan is to continue to develop our existing land assets, focusing principally on uses that incorporate entertainment elements such as cinemas, and to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses. In addition, we will actively seek out potential real estate sites in Australia and New Zealand that show profitable redevelopment opportunities.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at March 31, 2007 (in thousands):

	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$5,271	$368	$66,834	$7,009	$162	$243
Notes payable to related parties	5,000	--	--	9,000	--	--
Subordinated notes	--	--	--	--	--	51,547
Lease obligations	8,760	10,918	10,951	10,731	10,053	66,420
Estimated interest on long-term debt	9,264	10,537	5,791	5,353	4,610	70,680
Total	$28,295	$21,823	$83,576	$32,093	$14,825	$188,890

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $12.9 million as of March 31, 2007. The determination of actual amounts and timing of payments will depend on the activity of tax authorities with respect to the contested tax issues disclosed in Note 10 - Income Tax. We do not expect a significant tax payment related to these obligations within the 12 months.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $4.9 million and $4.8 million as of March 31, 2007 and December 31, 2006, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $2.3 million and $2.2 million as of March 31, 2007 and December 31, 2006, respectively.

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

Operating Activities

Cash provided by operations was $5.9 million in the 2007 Quarter compared to $535,000 of cash used in operations for the 2006 Quarter. The increase in cash provided by operations of $6.4 million is due primarily to:

•	increased cinema operational cash flow from our domestic and New Zealand operations;

•	increased real estate operational cash flow from our Australia and New Zealand operations. This increase was particularly attributed to our Newmarket ETRC in Brisbane, Australia; and

•	an increase in distributions from unconsolidated joint ventures and entities of $3.7 million.

Investing Activities

Cash used in investing activities for the 2007 Quarter increased by $16.3 million to $19.9 million from $3.6 million compared to the same period in 2006. The $19.9 million cash used for the 2007 Quarter was primarily related to:

•	$11.3 million to purchase marketable securities;

•	$5.5 million to purchase real estate assets;

•	$2.8 million in property enhancements to our Australia, New Zealand, and U.S. properties; and

•	$1.5 million in our investment in the Reading International Trust I securities;

offset by

•	$926,000 in distributions from our investment in Place 57.

The $3.6 million cash used for the 2006 Quarter was primarily related to:

•	$939,000 in cash used to purchase a cinema in New Zealand and

•	$2.7 million in cash used to complete the Newmarket property and for property enhancements to our U.S. properties.

Financing Activities

Cash provided by financing activities for the 2007 Quarter increased by $11.4 million to $12.1 million from $679,000 compared to the same period in 2006. The $12.1 million in cash provided in the 2007 Quarter was primarily related to:

•	$49.9 million of net proceeds from our new Trust Preferred Securities and

•	$3.1 million of net proceeds from our broker margin account used to purchase marketable securities;

offset by

•
$40.3 million of cash used to retire our New Zealand bank indebtedness of $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million); and

•	$579,000 in distributions to minority interests.

The $679,000 in cash provided in the 2006 Quarter was primarily related to:

•	$2.3 million of new borrowings on our Newmarket credit facility;

offset by

•	$604,000 of cash used to pay down long-term debt which was primarily related the final payoff of the Movieland purchase note payable of approximately $512,000;

•
$792,000 of cash used to repurchase the Class A Nonvoting Common Stock (these shares were previously issued to the Movieland sellers who exercised their put option during the 2006 Quarter to sell back to us the shares they had received in partial consideration for the sale of the Movieland cinemas); and

•	$285,000 in distributions to minority interests.

Summary

Our cash position at March 31, 2007 was $9.0 million compared to $11.0 million at December 31, 2006. The majority of the $2.0 million reduction in cash related to the following transactions:

•	$5.9 million net cash provided by operating activities;

•	$49.9 million of net proceeds from our new Trust Preferred Securities;

•	$3.1 million of net proceeds from our broker margin account used to purchase marketable securities;

•	$926,000 in distributions from our investment in Place 57;

offset by

•	$11.3 million in cash used to purchase marketable securities;

•	$5.5 million to purchase certain real estate assets;

•	$2.8 million in property enhancements to our Australia, New Zealand and U.S. properties;

•
$40.3 million of cash used to retire our New Zealand bank indebtedness of $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million);

•	$1.5 million in our investment in the Reading International Trust I securities; and

•	$579,000 in distributions to minority interests.

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

These critical accounting policies are fully discussed in our 2006 Annual Report and you are advised to refer to that discussion.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes rules for financial statement recognition and measurement of a tax positions taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007.  As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007.  Overall we had approximately $12.5 million of gross tax benefits unrecognized on the financial statements as of the date of adoption.

Financial Risk Management

Our internally developed risk management procedure, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations. Our primary exposure to fluctuations in the financial markets is currently due to changes in foreign exchange rates between U.S and Australia and New Zealand, and interest rates.

As our operational focus continues to shift to Australia and New Zealand, unrealized foreign currency translation gains and losses could materially affect our financial position. We currently manage our currency exposure by creating, whenever possible, natural hedges in Australia and New Zealand. This involves local country sourcing of goods and services as well as borrowing in local currencies. On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes and paid off our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and retired a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million). By paying off our New Zealand debt and paying down on our Australia debt with the proceeds of our Trust Preferred Securities, we have added an increased element of currency risk to our Company. We believe that this currency risk is mitigated by the comparatively favorable interest rate and the long-term nature of the fully subordinated notes.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in an $37,000 (AUS$39,000) decrease and $111,000 (AUS$134,000) decrease to interest expense during the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, we recorded the fair market value of our interest rate swaps of $243,000 (AUS$300,000) and $206,000 (AUS$261,000), respectively, as an other long-term liability. In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

Where we are the defendants, we accrue for probable damages, which may not be covered by insurance, as they become known and can be reasonably estimated. In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity. However, we do not give any assurance as to the ultimate outcome of such claims and litigation. The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period. There have been no material changes to our litigation exposure since our Company’s 2006 Annual Report.

There have not been any material changes to our litigation exposure since our Company’s 2006 Annual Report.

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

At March 31, 2007, approximately 48% and 22% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $4.7 million in cash and cash equivalents. At December 31, 2006, approximately 49% and 23% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $9.3 million in cash and cash equivalents.

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

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible. As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure. Even so, and as a result of our issuance of fully subordinated notes described below, approximately 50% and 82% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars. If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $7.3 million and $5.5 million, respectively, and the change in our quarterly net income would be $24,000 and $25,000, respectively. At the present time, we have no plan to hedge such exposure. On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes and paid off our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and retired a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million). By paying off our New Zealand debt and paying down on our Australia debt with the proceeds of our Trust Preferred Securities, we have added an increased element of currency risk to our Company. We believe that this currency risk is mitigated by the comparatively favorable interest rate and the long-term nature of the fully subordinated notes.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of March 31, 2007 and December 31, 2006, we have recorded a cumulative unrealized foreign currency translation gain of approximately $37.3 million and $33.4 million, respectively.

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

Item 3A - Quantitative and Qualitative Disclosure about Interest Risk

The majority of our U.S. loans have fixed interest rates; however, one of our domestic loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in an approximately $4,000 increase or decrease in our 2007 Quarter interest expense.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand. The majority of our Australian and New Zealand bank loans have variable rates. The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above). If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in approximately $83,000 increase in our 2007 Quarter Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in approximately $86,000 decrease the 2007 Quarter of Australian and New Zealand interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

 The disclosure controls and procedures were ineffective because of a material weakness in controls related to the preparation of the statement of cash flows, which were operating ineffectively as of the reporting date of the consolidated financial statements and failed to prevent or detect errors in our consolidated financial statements.

We concluded that this weakness resulted in an actual material misstatement between operating and investing activities on our interim consolidated statement of cash flows. Specifically the weakness related to distributions of earnings from unconsolidated joint ventures and entities, decrease in receivables, distributions of investment in unconsolidated joint ventures, and acquisitions that was not prevented or detected by our internal control over financial reporting. Such actual material misstatement has been corrected in the accompanying consolidated financial statements.

Changes in Internal Control Over Financial Reporting

Except as noted below, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Subsequent to December 31, 2006, we determined that a material control weakness existed at December 31, 2006 relating to the timely cut-off of cinema operating revenue and cinema operating expense general ledger accounts as of the reporting date of the consolidated financial statements. As a result of identifying this control weakness, we materially changed our system of internal controls over financial reporting. This change of internal controls involves a more complete general ledger account reconciliation process surrounding our reporting period cut-off of cinema operating revenue and cinema operating expense general ledger accounts. This process has been supplemented by an additional management review of the general ledger account reconciliations as of the reporting period end dates. We believe that these enhanced procedures provide additional internal controls over financial reporting and improve our ability to identify potential accounting issues prior to and during the comprehensive review of our consolidated financial statements. Management believes these changes, which were implemented during the three months ending March 31, 2007, have remediated the control weakness that led to the 2006 adjustment discussed above. Such remediation was completed and tested by us and such enhanced internal controls over financial reporting were subject to our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007.

PART II - Other Information

Item 1 - Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2 - Change in Securities

Not applicable.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Securities Holders

None

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits

10.67	Reading International Supplemental Executive Retirement Plan effective March 1, 2007, filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date:	May 8, 2007	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	May 8, 2007	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer