Form 10-Q
period 2007-06-30
READING INTERNATIONAL INC
filed 2007-08-08
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 6, 2007, there were 20,992,453 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART I – Financial Information
Item 1 – Financial Statements

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$22,391	$11,008
Receivables	7,619	6,612
Inventory	529	606
Investment in marketable securities	15,653	8,436
Restricted cash	714	1,040
Prepaid and other current assets	3,002	2,589
Total current assets	49,908	30,291
Land held for sale	1,985	--
Property held for development	1,721	1,598
Property under development	55,464	38,876
Property & equipment, net	179,939	170,667
Investment in unconsolidated joint ventures and entities	16,179	19,067
Investment in Reading International Trust I	1,547	--
Goodwill	19,027	17,919
Intangible assets, net	8,038	7,954
Other assets	5,214	2,859
Total assets	$339,022	$289,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$12,176	$13,539
Film rent payable	3,691	4,642
Notes payable – current portion	2,140	2,237
Note payable to related party – current portion	5,000	5,000
Current tax liabilities	4,376	9,128
Deferred current revenue	1,985	2,565
Other current liabilities	170	177
Total current liabilities	29,538	37,288
Notes payable – long-term portion	101,317	113,975
Note payable to related parties	9,000	9,000
Subordinated debt	51,547	--
Noncurrent tax liabilities	4,954	--
Deferred non-current revenue	532	528
Other liabilities	15,099	18,178
Total liabilities	211,987	178,969
Commitments and contingencies	--	--
Minority interest in consolidated affiliates	5,292	2,603
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,495,729 issued and 20,992,453 outstanding at June 30, 2007 and 35,468,733 issued and 20,980,865 outstanding at December 31, 2006	216	216
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at June 30, 2007 and December 31, 2006	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares	--	--
Additional paid-in capital	131,449	128,399
Accumulated deficit	(49,579)	(50,058)
Treasury shares	(4,306)	(4,306)
Accumulated other comprehensive income	43,948	33,393
Total stockholders’ equity	121,743	107,659
Total liabilities and stockholders’ equity	$339,022	$289,231

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Cinema	$26,034	$23,954	$50,540	$46,463
Real estate	4,105	2,824	7,575	5,515
	30,139	26,778	58,115	51,978
Operating expense
Cinema	19,931	18,004	38,051	35,144
Real estate	1,864	1,756	3,865	3,468
Depreciation and amortization	3,047	3,337	6,016	6,577
General and administrative	3,879	3,076	7,555	6,441
	28,721	26,173	55,487	51,630

Operating income	1,418	605	2,628	348

Non-operating income (expense)
Interest income	84	26	229	87
Interest expense	(2,034)	(1,537)	(3,930)	(3,382)
Net gain (loss) on sale of assets	--	--	(185)	3
Other income (expense)	465	1	(271)	(1,157)
Loss before minority interest expense, income tax expense, and equity earnings of unconsolidated joint ventures and entities	(67)	(905)	(1,529)	(4,101)
Minority interest expense	(154)	(192)	(495)	(272)
Loss from continuing operations	(221)	(1,097)	(2,024)	(4,373)
Gain on sale of a discontinued operation	1,912	--	1,912	--
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	1,691	(1,097)	(112)	(4,373)
Income tax expense	(443)	(344)	(942)	(681)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	1,248	(1,441)	(1,054)	(5,054)
Equity earnings of unconsolidated joint ventures and entities	386	1,207	2,042	1,674
Net income (loss)	$1,634	$(234)	$988	$(3,380)

Earnings (loss) per common share – basic and diluted:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.04)	$(0.15)
Earnings from discontinued operations	0.08	--	0.08	--
Basic and diluted earnings (loss) per share	$0.07	$(0.01)	$0.04	$(0.15)
Weighted average number of shares outstanding – basic and diluted	22,487,943	22,413,995	22,485,480	22,431,834

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net income (loss)	$988	$(3,380)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss recognized on foreign currency transactions	(132)	6
Equity earnings of unconsolidated joint ventures and entities	(2,042)	(1,674)
Distributions of earnings from unconsolidated joint ventures and entities	4,318	483
Gain on sale of marketable securities	(224)	--
Gain on sale of a discontinued operation	(1,912)	--
Gain (loss) on disposal of assets	185	(3)
Loss on extinguishment of debt	97	--
Depreciation and amortization	6,016	6,577
Stock based compensation expense	539	45
Minority interest	495	272
Changes in operating assets and liabilities:
Decrease (increase) in receivables	1,617	1,062
Increase in prepaid and other assets	(183)	(780)
Decrease in accounts payable and accrued expenses	(2,645)	(1,134)
Decrease in film rent payable	(1,167)	(220)
Increase in deferred revenues and other liabilities	1,207	450
Net cash provided by operating activities	7,157	1,704
Investing activities
Acquisitions	(11,768)	(3,689)
Purchase of property and equipment	(7,944)	(4,645)
Change in restricted cash	326	193
Investment in Reading International Trust I	(1,547)	--
Distributions of investment in unconsolidated joint ventures and entities	1,434	--
Investments in unconsolidated joint ventures and entities	--	(1,800)
Purchase of marketable securities	(11,861)	(219)
Sale of marketable securities	4,010	--
Net cash used in investing activities	(27,350)	(10,160)
Financing activities
Repayment of long-term borrowings	(43,539)	(2,907)
Proceeds from borrowings	78,204	8,038
Capitalized borrowing costs	(2,254)	--
Option deposit received	--	3,000
Proceeds from exercise of stock options	--	87
Repurchase of Class A Nonvoting Common Stock	--	(792)
Minority interest distributions	(838)	(1,489)
Net cash provided by financing activities	31,573	5,937
Effect of exchange rate changes on cash and cash equivalents	3	86

Increase (decrease) in cash and cash equivalents	11,383	(2,433)
Cash and cash equivalents at beginning of period	11,008	8,548

Cash and cash equivalents at end of period	$22,391	$6,115

Supplemental Disclosures
Interest paid	$5,208	$4,021
Income taxes paid	$123	$166
Non-cash transactions
Increase (decrease) in cost basis of Cinemas 1, 2, & 3 related to the purchase price adjustment of the call option liability to related party	$(2,100)	$1,037
Adjustment to retained earnings related to adoption of FIN 48 (Note 10)	$509	$--
Decrease in deposit payable and increase in minority interest liability related to the exercise of the Cinemas 1, 2 & 3 call option by a related party	$(3,000)	$--
Decrease in call option liability and increase in additional paid in capital related to the exercise of the Cinemas 1, 2 & 3 call option by a related party	$(2,513)	$--
Accrued construction-in-progress costs	$(2,440)	$--

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2007

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

•
the development, ownership, and operation of retail and commercial real estate in Australia, New Zealand, and the United States, including entertainment-themed retail centers (“ETRC”) in Australia and New Zealand, and live theatre assets in Manhattan and Chicago in the United States.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting.  As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  There have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”).  The financial information presented in this quarterly report on Form 10-Q for the period ended June 30, 2007 (the “June Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our 2006 Annual Report which contains the latest audited financial statements and related footnotes.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows as of and for the three months and six months ended June 30, 2007 have been made.  The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We have investments in marketable securities of $15.7 million at June 30, 2007.  These investments are accounted for as available for sale investments in accordance with  Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  In accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” assessments of potential impairment for these investments are performed for each applicable reporting period.  We have determined that there was no impairment for these investments at June 30, 2007.  These investments have a cumulative unrealized gain of $639,000 included in accumulated other comprehensive income at June 30, 2007.  For the three months and six months ended June 30, 2007 our net unrealized gain on marketable securities was $385,000 and $738,000, respectively.  During the three months ended June 30, 2007, we sold $5.7 million of our marketable securities resulting in realized gain on sale of $224,000.

Adjustments

Subsequent to the issuance of our June 30, 2006 consolidated financial statements, we determined that we had overstated our real estate revenue and cinema operating expense by $1.2 million and $1.9 million for the three and six months ended June 30, 2006, respectively, due to an error in the elimination of intercompany rental charges among our international subsidiaries.  We have adjusted our consolidated statements of operations for the three and six months ended June 30, 2006 to correctly present consolidated real estate revenue and cinema operating expenses.  The effects of the adjustment on our originally reported statements of operations are summarized below (dollars in thousands):

	Three months ended June 30, 2006		Six months ended June 30, 2006
	Real Estate Revenue	Cinema Expense	Real Estate Revenue	Cinema Expense
As originally reported	$4,007	$19,187	$7,435	$37,064
Intercompany eliminations	(1,183)	(1,183)	(1,920)	(1,920)
As adjusted	$2,824	$18,004	$5,515	$35,144

This adjustment had no impact on our operating income, on our losses from continuing operations, or on our net loss for the three and six months ended June 30, 2006.  These adjustments were not material to the presentation of our consolidated financial statements for the three and six months ended June 30, 2006.

Changes in Accounting Policies

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158).”  SFAS No. 158 requires an employer to recognize the funded status of each pension and other postretirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income.  SFAS No. 158 also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position.  As required, we adopted the provisions of SFAS No. 158 and initially applied it to the funded status of our defined benefit pension plan as of March 1, 2007 (the inception date of the pension plan).  The adoption of SFAS No. 158 had no effect on net earnings or cash flows.

New Accounting Pronouncements

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

FASB Interpretation No. 48

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes rules for financial statement recognition and measurement of a tax positions taken or expected to be taken in a tax return.  We adopted FIN 48 on January 1, 2007.  As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007.  Overall, we had approximately $12.5 million of gross tax benefits unrecognized on the financial statements as of the date of adoption.

Note 2 – Stock-Based Compensation

Stock Based Compensation

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2007.  This stock grant has a vesting period of two years and a stock grant exercise price of $8.63.  During the three months and six months ended June 30, 2007, we recorded compensation expense of $59,000 and $119,000, respectively, for the vesting of all our restricted stock grants.  The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Weighted Average Share Price
Outstanding – December 31, 2006	46,313	$8.10
Granted	11,587	$8.63
Outstanding – June 30, 2007	57,900	$8.20

We have formed two new wholly owned subsidiaries, Landplan Property Partners, Pty Ltd and Landplan Property Partners New Zealand, Ltd collectively referred to as Landplan Property Partners (“LPP”), to engage in the real estate development business under the leadership of Mr. Doug Osborne.  We have an agreement with Mr. Osborne pursuant to which he has a contingent interest in certain property trusts, owned by LPP, ranging between 27.5% and 15%, depending on a number of factors including the amount and duration of the investments of LPP.  Mr. Osborne’s interest is subordinated to (i) the repayment of all third party indebtedness, (ii) the repayment of all funds invested or advanced by Reading, and (iii) the realization by Reading of an 11% annual compounded preferred return on its capital.  Based on SFAS 123(R), we have calculated the fair value of Mr. Osborne’s interest for book purposes at $171,000 with respect to property acquired by LPP in the first quarter.  During the three and six months ended June 30, 2007, we expensed $57,000 and $97,000, respectively, associated with Mr. Osborne’s interests.  At June 30, 2006, the total unrecognized compensation expense related to the LPP equity awards was $138,000, which is expected to be recognized over the remaining weighted average period of approximately 12 months.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  SFAS 123(R) requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended June 30, 2007 and 2006, there was no impact to the consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

We granted 231,250 and 301,250 of options during the three and six months ended June 30, 2007, respectively.  Of these options, 70,000 were granted to our directors as fully vested options during the six months ended June 30, 2007.  Also, there were 20,000 options granted to our employees during the three and six months ended June 30, 2006.  We estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006
Stock option exercise price	$8.35 - $10.30	$8.10
Risk-free interest rate	4.636 - 4.824%	4.220%
Expected dividend yield	--	--
Expected option life	9.60 - 9.96 yrs	9.66 yrs
Expected volatility	33.64 - 33.74%	34.70%
Weighted average fair value	$4.42 - $4.82	$4.33

Using the above assumptions and in accordance with the SFAS No. 123(R) modified prospective method, we recorded $92,000 and $418,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the three and six months ended June 30, 2007, respectively.  We also recorded $25,000 and $45,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the three and six months ended June 30, 2006, respectively.  At June 30, 2007, the total unrecognized estimated compensation cost related to non-vested stock options granted was $1.0 million, which is expected to be recognized over a weighted average vesting period of 1.44 years.  We recorded cash received from stock options exercised of $88,000 for the six months ended June 30, 2006 and the total realized value of these exercised stock options was $131,000.  No options were exercised during the three or six months ended June 30, 2007 or during the three months ended June 30, 2006; therefore, no cash was received from the exercising of stock options and no value was realized from the exercise of options during those periods.  Except for the 70,000 fully vested options granted to our directors during the first quarter, only 5,000 options vested during the three and six months ended June 30, 2007; therefore, the grant date fair value of options vesting during the three and six months ended June 30, 2007 was $41,000.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at June 30, 2007 was $2.3 million of which 98.9% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of June 30, 2007 and December 31, 2006:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding-January 1, 2006	521,100	185,100	$5.00	$9.90	474,600	185,100	$5.04	$9.90
Exercised	(27,000)	--	$3.22	$--
Granted	20,000	--	$8.10	$--
Outstanding-December 31, 2006	514,100	185,100	$5.21	$9.90	488,475	185,100	$5.06	$9.90
Granted	151,250	150,000	$9.37	$10.24
Expired	(81,250)	(150,000)	$10.25	$10.24
Outstanding-June 30, 2007	584,100	185,100	$5.59	$9.90	482,225	35,100	$4.70	$8.47

The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at June 30, 2007 and December 31, 2006 was approximately 6.72 and 3.60 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at June 30, 2007 and December 31, 2006 was approximately 5.24 and 3.39 years, respectively.

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

Effective the fourth quarter of 2006, we changed the presentation of our segment reporting such that our intersegment revenues and expenses are reported separately from our segments’ operating activity.  The effect of this change is to include intercompany rent revenues and rent expenses into their respective cinema and real estate business segments.  The revenues and expenses for the six months ending June 30, 2006 have been adjusted to conform to the current year presentation.  We believe that this presentation more accurately portrays how our operating decision makers’ view the operations, how they assess segment performance, and how they make decisions about allocating resources to the segments.

The tables below summarize the results of operations for each of our principal business segments for the three (“2007 Quarter”) and six (“2007 Six Months”) months ended June 30, 2007 and the three (“2006 Quarter”) and six (“2006 Six Months”) months ended June 30, 2006, respectively.  Operating expenses include costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties.

All operating results from discontinued operations are included in “Loss from discontinued operations” (dollars in thousands):

Three months ended June 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$26,034	$5,564	$(1,459)	$30,139
Operating expense	21,390	1,864	(1,459)	21,795
Depreciation & amortization	1,798	1,108	--	2,906
General & administrative expense	761	271	--	1,032
Segment operating income	$2,085	$2,321	$--	$4,406
Three months ended June 30, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue[1]	$23,954	$4,164	$(1,340)	$26,778
Operating expense[1]	19,344	1,756	(1,340)	19,760
Depreciation & amortization	2,271	999	--	3,270
General & administrative expense	732	312	--	1,044
Segment operating income	$1,607	$1,097	$--	$2,704

Reconciliation to consolidated net loss:	2007 Quarter	2006 Quarter
Total segment operating income	$4,406	$2,704
Non-segment:
Depreciation and amortization expense	141	67
General and administrative expense	2,847	2,032
Operating income	1,418	605
Interest expense, net	(1,950)	(1,511)
Other income	465	1
Minority interest	(154)	(192)
Gain on sale of a discontinued operation	1,912	--
Income tax expense	(443)	(344)
Equity earnings of unconsolidated joint ventures and entities	386	1,207
Net income (loss)	$1,634	$(234)

Six months ended June 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$50,540	$10,405	$(2,830)	$58,115
Operating expense	40,881	3,865	(2,830)	41,916
Depreciation & amortization	3,592	2,146	--	5,738
General & administrative expense	1,525	457	--	1,982
Segment operating income	$4,542	$3,937	$--	$8,479

1 For the three months ended June 30, 2006, the real estate revenues and cinema operating expenses have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

Six months ended June 30, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue[2]	$46,463	$8,164	$(2,649)	$51,978
Operating expense[2]	37,793	3,468	(2,649)	38,612
Depreciation & amortization	4,355	2,019	--	6,374
General & administrative expense	1,899	412	--	2,311
Segment operating income	$2,416	$2,265	$--	$4,681

Reconciliation to consolidated net loss:	2007 Six Months	2006 Six Months
Total segment operating income	$8,479	$4,681
Non-segment:
Depreciation and amortization expense	278	203
General and administrative expense	5,573	4,130
Operating income	2,628	348
Interest expense, net	(3,701)	(3,295)
Other income (expense)	(456)	(1,154)
Minority interest	(495)	(272)
Gain on sale of a discontinued operation	1,912	--
Income tax expense	(942)	(681)
Equity earnings of unconsolidated joint ventures and entities	2,042	1,674
Net income (loss)	$988	$(3,380)

Note 4 – Operations in Foreign Currency

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of June 30, 2007 and December 31, 2006:

	US Dollar
	June 30, 2007	December 31, 2006
Australian Dollar	$0.8491	$0.7884
New Zealand Dollar	$0.7730	$0.7046

Note 5 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing the net income (loss) to common stockholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have

2 For the six months ended June 30, 2006, the real estate revenues and cinema operating expenses have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

been outstanding if the dilutive common shares had been issued.  Stock options give rise to potentially dilutive common shares.  In accordance with SFAS No. 128, “Earnings Per Share,” these shares are included in the dilutive loss per share calculation under the treasury stock method.  The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss from continuing operations	$(278)	$(234)	$(924)	$(3,380)
Gain on sale of a discontinued operation	1,912	--	1,912	--
Net income (loss)	$1,634	$(234)	$988	$(3,380)

Earnings (loss) per common share – basic:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.04)	$(0.15)
Gain on sale of a discontinued operation	0.08	--	0.08	--
Basic earnings (loss) per share	$0.07	$(0.01)	$0.04	$(0.15)
Weighted average common stock – basic and diluted	22,487,943	22,413,995	22,485,480	22,431,834

For the three and six months ended June 30, 2007 and 2006, we recorded losses from continuing operations.  As such, the incremental shares of 262,428 and 204,055 in 2007 and 2006 from stock options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

Note 6 - Property Under Development and Property and Equipment

As of June 30, 2007 and December 31, 2006, we owned property under development summarized as follows (dollars in thousands):

Property Under Development	June 30, 2007	December 31, 2006
Land	$35,975	$30,296
Construction-in-progress (including capitalized interest)	19,489	8,580
Property Under Development	$55,464	$38,876

We recorded capitalized interest related to our properties under development for the three months ended June 30, 2007 and 2006 of $900,000 and $354,000, respectively, and $2.0 million and $705,000 for six months ended June 30, 2007 and 2006, respectively.

Incident to the development of our Burwood property, in late 2006, we began various fill and earth moving operations.  In late February 2007, it became apparent that our cost estimates with respect to site preparation were low, as the extent of the contaminated soil present at the site – a former brickworks – was greater than we had originally believed.  Our previous estimated cost of $500 million included the approximately $1.4 million (AUS$1.8 million) of estimated cost to remove the contaminated soil.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter we intend to address these issues in connection with our planned redevelopment of the site as a mixed-use retail, entertainment, commercial and residential complex.  As of June 30, 2007, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $7.5 million (AUS$8.9 million) and as of that date we had incurred a total of $4.1 million (AUS$4.8 million) of these costs.  In accordance with EITF 90-8 Capitalization of Costs to Treat Environmental

Contamination, contamination clean up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

As of June 30, 2007 and December 31, 2006, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	June 30, 2007	December 31, 2006
Land	$57,766	$56,830
Building	111,928	99,285
Leasehold interest	11,770	11,138
Construction-in-progress	651	425
Fixtures and equipment	62,796	58,164
	244,911	225,842
Less accumulated depreciation	(64,972)	(55,175)
Property and equipment, net	$179,939	$170,667

Depreciation expense for property and equipment was $2.8 million and $3.1 million for the three months ended June 30, 2007 and 2006, respectively, and $5.5 million and $6.2 million for the six months ended June 30, 2007 and 2006, respectively.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Except as noted below regarding our investment in Malulani Investments, Limited, investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, and, as of June 30, 2007 and December 31, 2006, include the following (dollars in thousands):

	Interest	June 30, 2007	December 31, 2006
Malulani Investments, Ltd.	18.4%	$1,800	$1,800
Rialto Distribution	33.3%	953	782
Rialto Cinemas	50.0%	6,131	5,608
205-209 East 57th Street Associates, LLC	25.0%	1,761	5,557
Mt. Gravatt Cinema	33.3%	4,888	4,713
Berkeley Cinemas – Botany	50.0%	646	607
Total		$16,179	$19,067

For the three months and six months ended June 30, 2007 and 2006, we recorded our share of equity earnings (loss) from our investments in unconsolidated joint ventures and entities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Malulani Investments, Ltd.	$--	$--	$--	$--
Rialto Distribution	63	(22)	88	(22)
Rialto Cinemas	3	--	(20)	--
205-209 East 57th Street Associates, LLC	39	918	1,349	918
Mt. Gravatt Cinema	211	97	427	285
Berkeley Cinemas – Group & Palms	--	196	--	278
Berkeley Cinema – Botany	70	18	198	215
	$386	$1,207	$2,042	$1,674

Malulani Investments, Limited

We continue to treat this investment on a cost basis by recognizing earnings as they are distributed to us.

205-209 East 57th Street Associates, LLC

During 2007, this joint venture has been in the process of completing the development of a predominately-residential condominium complex in midtown Manhattan called Place 57.  During the three and six months ending June 30, 2007, the partnership closed on the sale of one and seven of its remaining eight residential condominiums resulting in gross sales of $2.3 million and $22.6 million, respectively, which resulted in equity earnings from unconsolidated joint ventures and entities to us of $39,000 and $1.3 million, respectively.  One remaining residential condominium is under contract to be sold and the retail condominium is still available to be sold.  The condensed statement of operations for 205-209 East 57th Street Associates, LLC (Unaudited) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$2,347	$15,820	$22,597	$15,820
Operating expense	2,193	12,146	16,832	12,146
Net income	$154	$3,674	$5,765	$3,674

Note 8 – Goodwill and Intangible Assets

Subsequent to January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill.  Instead, we perform an annual impairment review of our goodwill and other intangible assets in the fourth quarter unless changes in circumstances indicate that an asset may be impaired.  As of June 30, 2007 and December 31, 2006, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of January 1, 2007	$12,713	$5,206	$17,919
Foreign currency translation adjustment	1,036	72	1,108
Balance at June 30, 2007	$13,749	$5,278	$19,027

We have intangible assets other than goodwill that are subject to amortization and are being amortized over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 20 years, and our option fee and other intangible assets over 10 years.  For the three months ended June 30, 2007 and 2006, amortization expense totaled $248,000 and $218,000, respectively; and for the six months ended June 30, 2007 and 2006, amortization expense totaled $475,000 and $414,000, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of June 30, 2007	Beneficial Leases	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$11,523	$2,773	$239	$14,535
Less: Accumulated amortization	4,000	2,474	23	6,497
Total, net	$7,523	$299	$216	$8,038

As of December 31, 2006	Beneficial Leases	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$10,984	$2,773	$219	$13,976
Less: Accumulated amortization	3,577	2,426	19	6,022
Total, net	$7,407	$347	$200	$7,954

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	June 30, 2007	December 31, 2006
Prepaid and other current assets
Prepaid expenses	$880	$1,214
Prepaid taxes	551	552
Deposits	1,053	534
Other	518	289
Total prepaid and other current assets	$3,002	$2,589

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,270	$1,270
Deferred financing costs, net	2,923	898
Interest rate swaps	317	206
Other	704	485
Total non-current assets	$5,214	$2,859

Note 10 – Income Tax

The income tax provision for the three months and six months ended June 30, 2007 and 2006 was composed of the following amounts (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Foreign income tax provision	$73	$30	$160	$59
Foreign withholding tax	172	137	312	273
Federal tax provision	128	128	255	255
Other income tax	70	49	215	94
Net tax provision	$443	$344	$942	$681

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes rules for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

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

We adopted FIN 48 on January 1, 2007.  As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007.  As of that date, we also reclassified approximately $4.0 million in reserves from current taxes liabilities to noncurrent tax liabilities.  We had approximately $12.5 million of gross tax benefits unrecognized on the financial statements as of the date of adoption, mostly reflecting operating loss carry forwards and the IRS litigation matter described below.  Of the $12.5 million total gross unrecognized tax benefits at January 1, 2007, $4.5 million would impact the effective tax rate if recognized.  The remaining balance consists of items that would not impact the effective tax rate due to the existence of the valuation allowance.  We recorded an increase to our gross unrecognized tax benefits of approximately $390,000 during the period January 1, 2007 to June 30, 2007, and the total balance at June 30, 2007 was approximately $12.9 million.

Interest and/or penalty related to income tax matters are recorded as part of income tax expense.  Of the total reserve for uncertain tax positions as of the date of adoption, approximately $1.7 million represented accrued interest and penalties.  Approximately $370,000 of additional interest and penalties were accrued for the period January 1, 2007 to June 30, 2007, mostly related to the IRS assessment described below.

Our company and subsidiaries are subject to U.S. federal income tax, income tax in various U.S. states, and income tax in Australia, New Zealand, and Puerto Rico.

Generally, changes to our federal and most state income tax returns for the calendar year 2002 and earlier are barred by statutes of limitations.  Certain domestic subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us.  These subsidiaries were examined by IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years.  We are contesting these deficiencies in Tax Court.  Our income tax returns of Australia filed since inception in 1995 are currently open for examination.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2002 and afterward are also currently open for examination.

We do not anticipate that within 12 months following June 30, 2007 our total unrecognized tax benefits will change significantly because of settlement of audits and expiration of statutes of limitations.

Note 11 – Notes Payable

Notes payable are summarized as follows (dollars in thousands):

	Interest Rates as of			Balance as of
Name of Note Payable or Security	June 30, 2007	December 31, 2006	Maturity Date	June 30, 2007	December 31, 2006
Australian Corporate Credit Facility	7.34%	7.33%	January 1, 2009	$73,023	$70,516
Australian Shopping Center Loans	--	--	2007-2013	1,099	1,147
Euro-Hypo Loan	6.73%	--	July 1, 2012	15,000	--
New Zealand Corporate Credit Facility	9.50%	9.15%	November 23, 2010	5,179	35,230
Trust Preferred Securities	9.22%	--	April 30, 2027	51,547	--
US Sutton Hill Capital Note 1 – Related Party	9.69%	9.69%	July 28, 2007	5,000	5,000
US Royal George Theatre Term Loan	7.86%	7.86%	November 29, 2007	1,736	1,819
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	6.26%	January 1, 2010	7,420	7,500
Total				$169,004	$130,212

Notes Payable

During the first six months of 2007, we retired a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million).  We subsequently drew down $3.4 million (AUS$4.0 million) during the second quarter of 2007.  This credit facility remains available to us in full to draw on when needed either for additional working capital or for acquisitions.

Euro-Hypo Loan

On June 28, 2007, Sutton Hill Properties LLC (“SHP”), one of our consolidated subsidiaries, entered into a $15.0 million loan that is secured by SHP’s interest in the Cinemas 1, 2, & 3 land and building.  SHP is owned 75% by Reading and 25% by Sutton Hill Capital, LLC (“SHC”), a joint venture indirectly wholly owned by Mr. James J. Cotter, our Chairman and Chief Executive Officer and an unrelated third party.  The terms of the credit agreement require interest only payments at 6.725% fixed until the loan matures on July 1, 2012.  The most restrictive covenant for the service of this loan will be the monthly interest payments to be made by SHP.  Because, the cash flows from SHP are insufficient, the ownership partners of SHP, Reading International, Inc. and Sutton Hill Capital, LLC, will be required to regularly contribute capital to the partnership to service the debt.  Reading will be responsible for 75% and SHC will be responsible for 25% of any such shortfall.

New Zealand Corporate Credit Facility

On June 29, 2007, we finalized the renegotiation of our New Zealand Corporate Credit Facility as a $46.4 million (NZ$60.0 million) line of credit.  This renegotiated agreement carries the same terms as noted in our 2006 Consolidated Financial Statements except that it is now a line of credit instead of term debt, the maturity date has been extended by one year to November 23, 2010, the interest rate for the facility will be based on the 90-day Bank Bill Bid Rate (BBBR) plus a 1.00% margin, and a 0.20% line charge will be incurred on the total line of credit of $46.4 million (NZ$60.0 million).  The current interest rate for the outstanding loan balance at June 30, 2007 was 9.50%.  As noted below, we had previously paid off our term debt of this facility of $34.4 million (NZ$50.0 million) as a use of the proceeds from our new Subordinated Notes from Reading International Trust I.  On June 29, 2007, we drew down on this new line of credit by $5.2 million (NZ$6.7 million) to purchase a property in New Zealand (see Note 17 – Acquisitions and Dispositions).

UBS Financial Services Line of Credit

In order to finance a portion of our purchases of marketable securities, we had arranged a line of credit (a broker margin account) with UBS Financial Services, Inc. which carried an interest rate of 7.25%.  The line of credit was secured by the marketable securities which we purchased on the account.  Under the line of credit, we were able to borrow approximately 50% of the market value of our securities in our UBS account.  During the second quarter of 2007, we paid off this line of credit in conjunction with our sale of the associated marketable securities.

Subordinated Notes – Reading International Trust I

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust which we control, and which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in trust preferred securities were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading.  This $1.5 million is shown on our balance sheet as “Investment in Reading International Trust I.”  The interest on the notes and preferred dividends on the trust securities carry a fixed rate for five years of 9.22% after which the interest will be based on an adjustable rate of LIBOR plus 4.00% unless we exercise our right to refix the rate at the current market rate at that time.  There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full.  We may pay off the debt after the first five years at 100.0% of the principal amount without any penalty.  The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes.  The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt.  Currently, the most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level.  The placement generated $49.9 million in net proceeds, which were used principally to make our investment in the common trust securities of $1.5 million, to retire all of our bank indebtedness in New Zealand of $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million).  During the three and six months ended June 30, 2007, we paid $1.1 million in preferred dividends to the unrelated investors.  At June 30, 2007, we had preferred dividends payable of $768,000.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	June 30, 2007	December 31, 2006
Current liabilities
Security deposit payable	$169	$177
Other	1	--
Other current liabilities	$170	$177
Other liabilities
Foreign withholding taxes	$5,346	$5,212
Straight-line rent liability	3,750	3,693
Purchase option liability	--	3,681
Environmental reserve	1,656	1,656
Executive pension plans	2,933	174
Option deposit	--	3,000
Other	1,414	762
Other liabilities	$15,099	$18,178

Executive Pension Plans

On March 15, 2007, the Board of Directors of Reading International, Inc. (“Reading”) approved a Supplemental Executive Retirement Plan (“SERP”) pursuant to which Reading has agreed to provide James J. Cotter, its Chief Executive Officer and Chairman of the Board of Directors, supplemental retirement benefits effective March 1, 2007.  Under the SERP, Mr. Cotter will receive a monthly payment of the greater of (i) 40% of the average monthly earnings over the highest consecutive 36-month period of earnings prior to Mr. Cotter’s separation from service with Reading or (ii) $25,000 per month for the remainder of his life, with a guarantee of 180 monthly payments following his separation from service with Reading or following his death.  The beneficiaries under the SERP may be designated by Mr. Cotter or by his beneficiary following his or his beneficiary’s death.  The benefits under the SERP are fully vested as of March 1, 2007.

The SERP initially will be unfunded, but Reading may choose to establish one or more grantor trusts from which to pay the SERP benefits.  As such, the SERP benefits are unsecured, general obligations of Reading.  The SERP is administered by the Compensation Committee of the Board of Directors of Reading.  In accordance with SFAS 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), the initial pension benefit obligation of $2.7 million is included in our other liabilities with a corresponding amount of unrecognized prior service cost included in accumulated other comprehensive income (see Note 16 – Comprehensive Income).  The $2.7 million will be amortized as a prior service cost over the estimated service period of 10 years combined with an annual interest cost.  For the three and six months ended June 30, 2007, we recognized $39,000 and $52,000, respectively, of interest cost and $76,000 and $101,000, respectively, of amortized prior service cost.  The balance of the other liability for this pension plan is $2.7 million at June 30, 2007 and the accumulated other comprehensive income balance was $2.6 million at June 30, 2007.  The value of the SERP is based on a discount rate of 5.75% and an annual compensation growth rate of 3.50%.

In addition to the aforementioned SERP, Mr. S. Craig Tompkins has a vested interest in the pension plan originally established by Craig Corporation prior to its merger with our company of $181,000, which amount accrues interest at 30 day LIBOR and is maintained as an unfunded Executive Pension Plan obligation included in other liabilities.

Sutton Hill Capital – Cinemas 1, 2, & 3 Purchase Option

As part of the purchase of the real property underlying our leasehold interest in the Cinemas 1, 2, & 3 on June 1, 2005, we granted a purchase option to Sutton Hill Capital, LLC (“SHC”), a limited liability company beneficially owned in equal 50/50 shares by Messrs. James J. Cotter and Michael Forman, to acquire at the acquisition date cost basis, up to a 25% non-managing membership interest in Sutton Hill Properties, LLC (“SHP”).  SHP is the limited liability company that we formed to acquire these interests.  In relation to this option, we estimated, based on a June 2007 property appraisal, the fair value of the option for the three months ending June 30, 2007 remained unchanged and the fair value of the option had increased for the six months ended June 30, 2007 by $950,000 which was expensed for the six months ending June 30, 2007.  During 2006, the value of the option at June 30, 2006 had increased from approximately $1.7 million at January 1, 2006 to $3.5 million, resulting in an expense for the three and six months ended June 30, 2006 of $275,000 and $1.4 million, respectively.

On June 28, 2007, SHC exercised this option with the application of their $3.0 million deposit plus the assumption of their proportionate share of SHP’s liabilities giving them a 25% non-managing membership interest in SHP.  Upon exercise, the settlement of the previously capitalized option liability of $4.6 million resulted in an increase in additional paid-in-capital of $2.5 million as the transfer of the 25% non-managing membership interest to SHC constituted a transfer of an equity interest between entities under common control.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $5.3 million and $4.8 million as of June 30, 2007 and December 31, 2006, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $2.4 million and $2.2 million as of June 30, 2007 and December 31, 2006, respectively.  This debt is without recourse to Reading as of June 30, 2007 and December 31, 2006.

Litigation

There have not been any material changes to our litigation exposure since our December 31, 2006 Consolidated Financial Statements.

Note 14 – Minority Interest

Minority interest is composed of the following enterprises:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) owned by a subsidiary of National Auto Credit, Inc.;

•	25% minority interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	33% minority interest in the Elsternwick Joint Venture owned by Champion Pictures Pty Ltd.;

•	Up to 27.5% minority interest in certain property holding trusts established by Landplan Property Partners to hold, manage and develop properties identified by Doug Osborne;

•	25% minority interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, LLC; and

•	20% minority interest in Big 4 Farming LLC by Cecelia Packing Corporation.

The components of minority interest are as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
AFC	$1,843	$2,264
Australian Country Cinemas	165	174
Elsternwick Unincorporated Joint Venture	166	151
Landplan Property Partners Property Trusts	117	13
Sutton Hill Properties	3,000	--
Other	1	1
Minority interest in consolidated affiliates	$5,292	$2,603

	Expense for the		Expense for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
AFC LLC	$61	$187	$329	$257
Australian Country Cinemas	26	--	52	3
Elsternwick Unincorporated Joint Venture	(19)	5	18	12
Landplan Property Partners Property Trusts	86	--	96	--
Sutton Hill Properties	--	--	--	--
Minority interest expense	$154	$192	$495	$272

Landplan Property Partners

As fully described in our 2006 Consolidated Financial Statements, we have formed two new wholly-owned subsidiaries, Landplan Property Partners, Pty Ltd and Landplan Property Partners New Zealand, Ltd collectively referred to as Landplan Property Partners (“LPP”), to engage in the real estate development business under the leadership of Mr. Doug Osborne.  We have an agreement with Mr. Osborne pursuant to which he has a contingent interest in certain property trusts, owned by LPP, ranging between 27.5% and 15%, depending on a number of factors including the amount and duration of the investments of LPP.  Mr. Osborne’s interest is subject to (i) the repayment of all third party indebtedness, (ii) the repayment of all funds invested or advanced by Reading, and (iii) the realization by Reading of an 11% annual compounded preferred return on its capital.  Based on SFAS 123(R), we have calculated the fair value of Mr. Osborne’s interest for book purposes at $171,000 with respect to property acquired by LPP in the first quarter.  During the three and six months ended June 30, 2007, we expensed $57,000 and $97,000, respectively, associated with Mr. Osborne’s interests.

Sutton Hill Properties

On June 28, 2007, SHC exercised its Cinemas 1, 2, & 3 Purchase Option for a cash contribution of $3.0 million plus the assumption of their proportionate share of SHP’s liabilities giving them a 25% non-managing membership interest in SHP.

Big 4 Farming LLC

The Big 4 Farming entity that is subject to this minority interest is not an operating company.

Note 15 – Common Stock

Employee Stock Grants

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

Note 16 - Comprehensive Income

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income.  The following table sets forth our comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$1,634	$(234)	$988	$(3,380)
Foreign currency translation gain (loss)	8,582	2,497	12,417	(999)
Accrued pension	76	--	(2,600)	--
Unrealized gain on AFS securities	385	10	738	17
Comprehensive income (loss)	$10,677	$2,273	$11,543	$(4,362)

Note 17 – Acquisitions, Dispositions, and Assets Held for Sale

New Zealand Property Acquisitions

On June 29, 2007, we acquired a commercial property for $5.9 million (NZ$7.6 million), rented to an unrelated third party, to be held for current income and long term appreciation.  We have not yet completed our purchase price allocation for this property and the related acquired operating lease in accordance with SFAS 141 – Business Combinations.  The initial purchase price allocation was based on the assets acquired from the seller.  The preliminary purchase price allocation for this acquisition is $1.2 million (NZ$1.6 million) allocated to land and $4.7 million (NZ$6.1 million) allocated to building.  In addition, we entered into a contract, through a Landplan Property Partners property trust, to purchase 64.0 acres of undeveloped agricultural land for $9.2 million (NZ$11.9 million), and made a deposit of $907,000 (NZ$1.2 million) with respect to that transaction.  The property was subsequently acquired on July 27, 2007 (see Note 19 – Subsequent Events).  We anticipate rezoning the property from its current agricultural use to commercial use, and thereafter to redevelop the property in accordance with its proposed new zoning.  No assurances can be given that such rezoning will be achieved, or if achieved, that it will be achieved in the near term.

On February 14, 2007, we acquired, through a Landplan Property Partners property trust, a 1.0 acre parcel of commercial real estate for approximately $5.3 million (NZ$7.7 million).  The property is currently improved with a motel, but we anticipate that this use will be discontinued as we renovate the property and sell the units as condominiums.  A portion of this property includes unimproved land that we do not intend to develop.  At the time of purchase, this land was determined to have a fair value of $1.8 million (NZ$2.6 million) and is included on our balance sheet as land held for sale.  The remaining property and its cost basis of $3.5 million (NZ$5.1 million) was included in property under development.  The operating activities of the motel are not material.  We have completed our purchase price allocation for this property in accordance with SFAS 141 – Business Combinations.

Cinemas 1, 2, & 3 Building

On June 28, 2007, we purchased the building associated with our Cinemas 1, 2, & 3 for $100,000 from Sutton Hill Capital (“SHC”).  Our option to purchase that building has been previously disclosed, and was granted to us by SHC at the time that we acquired the underlying ground lease from SHC on June 1, 2005.  As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved the purchase of the property.  The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.

Tower Ground Lease

On February 8, 2007, we purchased the tenant’s interest in the ground lease underlying the building lease for one of our domestic cinemas.  The purchase price of $493,000 was paid in two installments; $243,000 was paid on February 8, 2007 and $250,000 was paid on June 28, 2007.

Discontinued Operation

In June 2007, upon the fulfillment of our commitment, we recorded the release of a deferred gain on the sale of a discontinued operation of $1.9 million associated with a previously sold property.

Note 18 – Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at June 30, 2007:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$9,128,000	5.7000%	6.5650%	December 31, 2007
Interest rate swap	$14,222,000	6.4400%	6.5650%	December 31, 2008
Interest rate swap	$13,861,000	6.6800%	6.5650%	December 31, 2008
Interest rate swap	$10,338,000	5.8800%	6.5650%	December 31, 2008
Interest rate swap	$2,972,000	6.3600%	6.5650%	December 31, 2008
Interest rate swap	$2,972,000	6.9600%	n/a	December 31, 2008

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest rate swap instruments to market on the consolidated balance sheet resulting in a $74,000 (AUS$73,000) and $111,000 (AUS$112,000) decrease to interest expense during the three and six months ended June 30, 2007, respectively, and a $442,000 (AUS$621,000) and $553,000 (AUS$755,000) increase to interest expense during the three and six months ended June 30, 2006, respectively.  At June 30, 2007 and December 31, 2006, we have recorded the fair market value of our interest rate swaps of $317,000 (AUS$373,000) and $206,000 (AUS$261,000), respectively, as an other noncurrent asset.  The last swap listed above with a notional amount of $2,972,000 does not have a “Receive Variable Rate” because the instrument will not be effective until July 1, 2007.  In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 19 – Subsequent Events

New Zealand Property Acquisition

On July 27, 2007, we purchased through a Landplan Property Partners property trust a 64.0 acre parcel of undeveloped agricultural real estate for approximately $9.2 million (NZ$11.9 million).  We anticipate rezoning the property from its current agricultural use to commercial use, and thereafter to redevelop the property in accordance with its new zoning.  No assurances can be given that such rezoning will be achieved, or if achieved, that it will be achieved in the near term.

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

We believe cinema exhibition to be a business that will likely continue to generate fairly consistent cash flows in the years ahead.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option.  While we intend to be opportunistic in adding to our existing cinema portfolio (and are continuing to consider the acquisition of existing cinema assets as they come on the market), we believe it is likely that, over the long term, we will be reinvesting the majority our free cash flow more in our general real estate development activities than in our cinema activities.  Over time, we anticipate that our cinema operations will become increasingly a source of cash flow to support our real estate oriented activities, rather than a focus of growth, and that our real estate activities will become the principal thrust of our business.

In short, while we do have operating company attributes, we see ourselves principally as a hard asset company and intend to add to shareholder value by building the value of our portfolio of tangible assets.

In addition, we may from time to time identify opportunities to expand our existing businesses and asset base, or to otherwise profit, through the acquisition of interests in other publicly traded companies, both in the United States and in the overseas jurisdictions in which we do business.  At June 30, 2007, our investments in the securities of other public companies aggregated $15.7 million, based on the closing price of such securities on that date.

We manage our worldwide cinema business under various different brands:

•	in the US, under the Reading, Angelika Film Center and City Cinemas brands;

•	in Australia, under the Reading brand; and

•	in New Zealand, under the Reading, Berkeley Cinemas and Rialto brands.

At June 30, 2007, we owned and operated 35 cinemas with 231 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 7 cinemas with 46 screens and managed 2 cinemas with 9 screens.

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

We continue to acquire, to dispose of, or to reposition assets in accordance with our business plan.  For a description of our acquisitions so far in 2007, see Note 17 – Acquisitions and Assets Held for Sale to our June 30, 2007 Consolidated Financial Statements.

Results of Operations

At June 30, 2007, we owned and operated 35 cinemas with 231 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 7 cinemas with 46 screens and managed 2 cinemas with 9 screens.  Regarding real estate, we owned and operated during the period four ETRC’s that we have developed in Australia and New Zealand; owned the fee interests in four developed commercial properties in Manhattan and Chicago, all of which are improved with live theatres, which together comprise seven stages and, in two cases, ancillary retail and commercial space; owned the fee interests underlying one of our Manhattan cinemas and hold for development an additional seven parcels (aggregating approximately 59 acres) located principally in urbanized areas of Australia and New Zealand.  Two of these parcels, Burwood and Moonee Ponds, comprise approximately 54 acres, and are in areas designated by the provincial government of Victoria, Australia as “major or principal activity centres,” and we are currently in the planning phases of their development.

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

•
the increase in the value of the Australian and New Zealand dollars vis-à-vis the US dollar from $0.7423 and $0.6105, respectively, as of June 30, 2006 to $0.8491 and $0.7730, respectively, as of June 30, 2007.

The tables below summarize the results of operations for each of our principal business segments for the three (“2007 Quarter”) and six (“2007 Six Months”) months ended June 30, 2007 and the three (“2006 Quarter”) and six (“2006 Six Months”) months ended June 30, 2006, respectively.  Effective the fourth quarter of 2006, we changed the presentation of our segment reporting such that our intersegment revenues and expenses are reported separately from our segments’ operating activity.  The effect of this change is to include intercompany rent revenues and rent expenses into their respective cinema and real estate business segments.  The revenues and expenses for the three and six months ending June 30, 2006 have been adjusted to conform to the current year presentation.  We believe that this presentation more accurately portrays how our operating decision makers’ view the operations, how they assess segment performance, and how they make decisions about allocating resources to the segments (dollars in thousands):

Three months ended June 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$26,034	$5,564	$(1,459)	$30,139
Operating expense	21,390	1,864	(1,459)	21,795
Depreciation & amortization	1,798	1,108	--	2,906
General & administrative expense	761	271	--	1,032
Segment operating income	$2,085	$2,321	$--	$4,406
Three months ended June 30, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue[3]	$23,954	$4,164	$(1,340)	$26,778
Operating expense[3]	19,344	1,756	(1,340)	19,760
Depreciation & amortization	2,271	999	--	3,270
General & administrative expense	732	312	--	1,044
Segment operating income	$1,607	$1,097	$--	$2,704

Reconciliation to consolidated net loss:	2007 Quarter	2006 Quarter
Total segment operating income	$4,406	$2,704
Non-segment:
Depreciation and amortization expense	141	67
General and administrative expense	2,847	2,032
Operating income	1,418	605
Interest expense, net	(1,950)	(1,511)
Other income	465	1
Minority interest	(154)	(192)
Gain on sale of a discontinued operation	1,912	--
Income tax expense	(443)	(344)
Equity earnings of unconsolidated joint ventures and entities	386	1,207
Net income (loss)	$1,634	$(234)

3 For the three months ended June 30, 2006, the real estate revenues and cinema operating expenses have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

Six months ended June 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$50,540	$10,405	$(2,830)	$58,115
Operating expense	40,881	3,865	(2,830)	41,916
Depreciation & amortization	3,592	2,146	--	5,738
General & administrative expense	1,525	457	--	1,982
Segment operating income	$4,542	$3,937	$--	$8,479

Six months ended June 30, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue[4]	$46,463	$8,164	$(2,649)	$51,978
Operating expense[4]	37,793	3,468	(2,649)	38,612
Depreciation & amortization	4,355	2,019	--	6,374
General & administrative expense	1,899	412	--	2,311
Segment operating income	$2,416	$2,265	$--	$4,681

Reconciliation to consolidated net loss:	2007 Six Months	2006 Six Months
Total segment operating income	$8,479	$4,681
Non-segment:
Depreciation and amortization expense	278	203
General and administrative expense	5,573	4,130
Operating income	2,628	348
Interest expense, net	(3,701)	(3,295)
Other income (expense)	(456)	(1,154)
Minority interest	(495)	(272)
Gain on sale of a discontinued operation	1,912	--
Income tax expense	(942)	(681)
Equity earnings of unconsolidated joint ventures and entities	2,042	1,674
Net income (loss)	$988	$(3,380)

Cinema

Included in the cinema segment above is revenue and expense from the operations of 35 cinema complexes with 231 screens during the 2007 and the 2006 Quarters.  The following tables detail our cinema segment operating results for the three months ended June 30, 2007 and 2006, respectively (dollars in thousands):

4 For the six months ended June 30, 2006, the real estate revenues and cinema operating expenses have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

Three Months Ended June 30, 2007	United States	Australia	New Zealand	Total
Admissions revenue	$3,911	$10,915	$4,113	$18,939
Concessions revenue	1,151	3,615	1,134	5,900
Advertising and other revenues	377	615	203	1,195
Total revenues	5,439	15,145	5,450	26,034

Cinema costs	4,178	11,567	4,278	20,023
Concession costs	242	835	290	1,367
Total operating expense	4,420	12,402	4,568	21,390

Depreciation and amortization	491	873	434	1,798
General & administrative expense	532	227	2	761
Segment operating income (loss)	$(4)	$1,643	$446	$2,085

Three Months Ended June 30, 2006	United States	Australia	New Zealand	Total
Admissions revenue	$3,952	$9,822	$3,790	$17,564
Concessions revenue	1,186	2,980	1,095	5,261
Advertising and other revenues	471	475	183	1,129
Total revenues	5,609	13,277	5,068	23,954

Cinema costs[5]	4,107	10,190	3,920	18,217
Concession costs	163	701	263	1,127
Total operating expense	4,270	10,891	4,183	19,344

Depreciation and amortization	545	1,411	315	2,271
General & administrative expense	518	235	(21)	732
Segment operating income	$276	$740	$591	$1,607

•
Cinema revenue increased for the 2007 Quarter by $2.1 million or 8.7% compared to the same period in 2006.  The 2007 Quarter increase resulted from improved results from our Australia and New Zealand operations including $1.4 million from admissions and $1.0 million from concessions and other revenues.

•
Operating expense increased for the 2007 Quarter by $2.1 million or 10.6% compared to the same period in 2006.  This increase followed the aforementioned increase in revenues.  Overall, our operating expenses from year-to-year held fairly constant at 82% of gross revenue for the 2007 Quarter and 81% of gross revenue for the 2006 Quarter.

•
Depreciation and amortization expense decreased for the 2007 Quarter by $473,000 or 20.8% compared to the same period in 2006 primarily related to several Australia cinema assets reaching their useful depreciable life as of December 31, 2006.

•	General and administrative expense increased for the 2007 Quarter by $29,000 or 4% compared to the same period in 2006.

5 For the three months ended June 30, 2006, the cinema operating expenses have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

•	Because of the above, cinema segment income increased for the 2007 Quarter by $478,000 compared to the same period in 2006.

The following tables detail our cinema segment operating results for the six months ended June 30, 2007 and 2006, respectively, (dollars in thousands):

Six Months Ended June 30, 2007	United States	Australia	New Zealand	Total
Admissions revenue	$9,102	$20,545	$7,397	$37,044
Concessions revenue	2,524	6,480	2,125	11,129
Advertising and other revenues	833	1,100	434	2,367
Total revenues	12,459	28,125	9,956	50,540

Cinema costs	8,904	21,737	7,729	38,370
Concession costs	500	1,464	547	2,511
Total operating expense	9,404	23,201	8,276	40,881

Depreciation and amortization	978	1,774	840	3,592
General & administrative expense	1,071	450	4	1,525
Segment operating income	$1,006	$2,700	$836	$4,542

Six Months Ended June 30, 2006	United States	Australia	New Zealand	Total
Admissions revenue	$8,238	$19,205	$6,608	$34,051
Concessions revenue	2,505	5,898	1,955	10,358
Advertising and other revenues	754	942	358	2,054
Total revenues	11,497	26,045	8,921	46,463

Cinema costs[6]	8,759	20,003	6,733	35,495
Concession costs	422	1,356	520	2,298
Total operating expense	9,181	21,359	7,253	37,793

Depreciation and amortization	991	2,778	586	4,355
General & administrative expense	1,453	430	16	1,899
Segment operating income (loss)	$(128)	$1,478	$1,066	$2,416

•
Cinema revenue increased for the 2007 Six Months by $4.1 million or 8.8% compared to the same period in 2006.  The 2007 Six Month increase related to improved results not only from our Australia and New Zealand operations including $2.1 million from admissions and $986,000 from concessions and other revenues but also from our domestic cinema operations of $864,000 from admissions and $98,000 from concessions and other revenues.

•
Operating expense increased for the 2007 Six Months by $3.1 million or 8.2% compared to the same period in 2006.  This increase followed the aforementioned increase in revenues.  Overall, our operating expenses from year-to-year held constant at 81% of gross revenue for the Six Months ended 2007 and 2006.

6 For the six months ended June 30, 2006, the cinema operating expenses have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

•
Depreciation and amortization expense decreased for the 2007 Six Months by $763,000 or 17.5% compared to the same period in 2006.  This decrease is primarily related to several Australia cinema assets reaching their useful depreciable life as of December 31, 2006.

•
General and administrative expense decreased for the 2007 Six Months by $374,000 or 19.7% compared to the same period in 2006.  The decrease was due to a drop in legal costs primarily related to our anti-trust litigation associated with our Village East cinema.

•	As a result of the above, cinema segment income increased for the 2007 Six Months by $2.1 million compared to the same period in 2006.

Real Estate

For the three months ended June 30, 2007, our third party, rental generating real estate holdings consisted of:

•	ETRCs at Belmont in Perth; at Auburn in Sydney; and at Courtenay Central in Wellington, New Zealand; and our Newmarket shopping center in Brisbane, Australia;

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

The following tables detail our real estate segment operating results for the three months ended June 30, 2007 and 2006, respectively (dollars in thousands):

Three Months Ended June 30, 2007	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$997	$--	$--	$997
Property rental income	370	2,445	1,752	4,567
Total revenues	1,367	2,445	1,752	5,564

Live theatre costs	526	--	--	526
Property rental cost	211	717	410	1,338
Total operating expense	737	717	410	1,864

Depreciation and amortization	95	590	423	1,108
General & administrative expense	2	164	105	271
Segment operating income	$533	$974	$814	$2,321

Three Months Ended June 30, 2006	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$1,003	$--	$--	$1,003
Property rental income[7]	302	1,511	1,348	3,161
Total revenues	1,305	1,511	1,348	4,164

Live theatre costs	490	--	--	490
Property rental cost	245	645	376	1,266
Total operating expense	735	645	376	1,756

Depreciation and amortization	106	529	364	999
General & administrative expense	--	312	--	312
Segment operating income	$464	$25	$608	$1,097

•
Revenue increased for the 2007 Quarter by $1.4 million or 33.6% compared to the same period in 2006.  The increase was primarily related to higher rental revenues from our foreign real estate holdings including a $628,000 increase from our Newmarket shopping center which did not fully open until the third quarter of 2006.

•
Operating expense for the real estate segment increased for the 2007 Quarter by $108,000 or 6.2% compared to the same period in 2006.  This increase in expense was primarily related to our Newmarket shopping center in Brisbane, Australia.

•
Depreciation expense for the real estate segment increased by $109,000 or 10.9% for the 2007 Quarter compared to the same period in 2006.  The majority of this increase was attributed to the Australia Newmarket shopping center assets which were put into service during the first quarter 2007.

•
As a result of the above, real estate segment income increased for the 2007 Quarter by $1.2 million compared to the same period in 2006 of which $642,000 was attributable to our Newmarket shopping center.

The following tables detail our real estate segment operating results for the six months ended June 30, 2007 and 2006, respectively (dollars in thousands):

Six Months Ended June 30, 2007	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$1,729	$--	$--	$1,729
Property rental income	907	4,483	3,286	8,676
Total revenues	2,636	4,483	3,286	10,405

Live theatre costs	1,010	--	--	1,010
Property rental cost	562	1,441	852	2,855
Total operating expense	1,572	1,441	852	3,865

Depreciation and amortization	191	1,147	808	2,146
General & administrative expense	14	309	134	457
Segment operating income	$859	$1,586	$1,492	$3,937

7 For the three months ended March 31, 2006, the property rental income has been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

Six Months Ended June 30, 2006	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$2,038	$--	$--	$2,038
Property rental income[8]	736	2,677	2,713	6,126
Total revenues	2,774	2,677	2,713	8,164

Live theatre costs	1,146	--	--	1,146
Property rental cost	436	1,175	711	2,322
Total operating expense	1,582	1,175	711	3,468

Depreciation and amortization	212	1,054	753	2,019
General & administrative expense	--	412	--	412
Segment operating income	$980	$36	$1,249	$2,265

•
Revenue increased for the 2007 Six Months by $2.2 million or 27.4% compared to the same period in 2006.  The increase was primarily related the increase in rent from an enhanced rental stream from our recently opened Australia Newmarket shopping center and New Zealand properties of $2.4 million offset by a decrease in rents from our domestic live theatres.

•
Operating expense for the real estate segment increased for the 2007 Six Months by $397,000 or 11.4% compared to the same period in 2006.  This increase in expense was primarily higher operating costs related to our recently opened Australia Newmarket shopping center.

•
Depreciation expense for the real estate segment increased by $127,000 or 6.3% for the 2007 Six Months compared to the same period in 2006.  The majority of this increase was attributed to the Newmarket shopping center assets in Australia which were put into service during the first quarter 2007.

•
As a result of the above, real estate segment income for the 2007 Six Months increased by $1.7 million compared to the same period in 2006 of which $1.2 million was attributable to our Newmarket shopping center.

Corporate

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense increased by $815,000 in the 2007 Quarter compared to the 2006 Quarter primarily related to increased salary expense primarily from our newly appointed Chief Operating Officer, to legal and professional fees associated principally with our real estate acquisition and investment activities, and to our newly adopted Supplemental Executive Retirement Plan.

General and administrative expense increased by $1.4 million in the 2007 Six Months compared to the 2006 Six Months.  The 2007 increases were primarily related to increased corporate compensation expense related to the granting of 70,000 fully vested options to our directors coupled with an increase in director fees; to compensation for our newly appointed Chief Operating Officer; legal and professional fees associated principally with our real estate acquisition and investment activities; and to our newly adopted Supplemental Executive Retirement Plan.

8 For the six months ended June 30, 2006, the real estate revenues have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

Net interest expense increased by $439,000 and by $406,000 for the 2007 Quarter and the 2007 Six Months, respectively, compared to last year primarily related to increased interest expense due to higher outstanding loan balances during the 2007 compared to the 2006.

Other income increased by approximately $465,000 for the 2007 Quarter resulting from a $224,000 gain on sale of marketable securities coupled with a mark-to-market expense in 2006 not repeated in 2007 related to our option liability for the option held by Sutton Hill Capital, LLC to acquire a 25% non-managing membership interest in our Cinemas 1, 2 & 3 property.  Other expense decreased by $698,000 for 2007 Six Months compared to last year due to a lower mark-to-market expense in 2007 than that recorded in 2006 related to that same option liability; an accrual of $342,000 for union dues in 2006 not repeated in 2007; and an offsetting gain on sale of marketable securities of $224,000 in 2007.

During the three and six months ended June 30, 2007, upon the fulfillment of our commitment, we recorded the release of a deferred gain on the sale of a discontinued operation of $1.9 million associated with a previously sold property.

Equity earnings of unconsolidated joint ventures and entities decreased by approximately $821,000 for the 2007 Quarter compared to the same period last year and increased by $368,000 for 2007 Six Months compared to the same period last year.  Both the decrease in the 2007 Quarter and the increase in the 2007 Six Months were primarily related to the changing sales activity in our investment related to the 205-209 East 57th Street Associates, LLC, that has been developing a residential condominium complex in midtown Manhattan called Place 57.  The partnership closed on the sale of one and seven condominiums during the three and six months ended June 30, 2007, respectively, resulting in gross sales of $2.3 million and $22.6 million, respectively, and equity earnings from unconsolidated joint ventures and entities to us of $39,000 and $1.3 million, respectively.

Consolidated Net Income/Losses

During 2007, we recorded net income of $1.6 million and $988,000 for the 2007 Quarter and 2007 Six Months, respectively.  During 2006, we recorded a net loss of $234,000 and $3.4 million for the 2006 Quarter and 2006 Six Months, respectively.  As noted above, the increase in income is related to improved operating results from both our cinema and our real estate segments and increased income associated with a gain on the sale of a discontinued operation.

Acquisitions

New Zealand Property Acquisitions

On June 29, 2007, we acquired a commercial property for $5.9 million (NZ$7.6 million), rented to an unrelated third party, to be held for current income and long term appreciation.  We have not yet completed our purchase price allocation for this property and the related acquired operating lease in accordance with SFAS 141 – Business Combinations.  In addition, we entered into a contract, through a Landplan Property Partners property trust, to purchase 64.0 acres of undeveloped agricultural land for $9.2 million (NZ$11.9 million), and made a deposit of $907,000 (NZ$1.2 million) with respect to that transaction.  The property was subsequently acquired on July 27, 2007 (see Note 18 – Subsequent Events).  We anticipate rezoning the property from its current agricultural use to commercial use, and thereafter to redevelop the property in accordance with its proposed new zoning.  No assurances can be given that any such rezoning will be achieved or, if achieved, that it will be achieved in the near term.

On February 14, 2007, we acquired, through a Landplan Property Partners property trust, a 1.0 acre parcel of commercial real estate for approximately $5.3 million (NZ$7.7 million).  The property is currently improved with a motel, but we anticipate that this use will be discontinued as we renovate the property and sell the units as condominiums.  A portion of this property includes unimproved land that we do not intend to develop.  At the time of purchase, this land was determined to have a fair value of $1.8 million (NZ$2.6 million) and is included on our balance sheet as land held for sale.  The remaining property and its cost basis of $3.5 million (NZ$5.1 million) was included in property under development.  The operating activities of the motel are not material.  We have completed our purchase price allocation for this property in accordance with SFAS 141 – Business Combinations.

Cinemas 1, 2, & 3 Building

On June 28, 2007, we purchased the building associated with our Cinemas 1, 2, & 3 for $100,000 from Sutton Hill Capital (“SHC”).  Our option to purchase that building has been previously disclosed, and was granted to us by SHC at the time that we acquired the underlying ground lease from SHC.  As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved the purchase of the property.  The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.

Tower Ground Lease

On February 8, 2007, we purchased the tenant’s interest in the ground lease underlying the building lease for one of our domestic cinemas.  The purchase price of $493,000 was paid in two installments; $243,000 was paid on February 8, 2007 and $250,000 was paid on June 28, 2007.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at June 30, 2007 (in thousands):

	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$1,957	$376	$73,411	$12,246	$170	$15,297
Notes payable to related parties	5,000	--	--	9,000	--	--
Subordinated notes	--	--	--	--	--	51,547
Lease obligations	6,049	11,114	11,265	11,055	10,386	68,837
Estimated interest on long-term debt	7,988	11,655	11,643	5,793	4,610	70,680
Total	$20,994	$23,145	$96,319	$38,094	$15,166	$206,361

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $12.9 million as of June 30, 2007.  The determination of actual amounts and timing of payments will depend on the activity of tax authorities with respect to the contested tax issues disclosed in Note 10 – Income Tax to our 2006 Annual Report on form 10-K.  We do not expect a significant tax payment related to these obligations within the 12 months.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $5.3 million and $4.8 million as of June 30, 2007 and December 31, 2006, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $2.4 million and $2.2 million as of June 30, 2007 and December 31, 2006, respectively.

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

Operating Activities

Cash provided by operations was $7.2 million in the 2007 Six Months compared to $1.7 million for the 2006 Six Months.  The increase in cash provided by operations of $5.5 million is due primarily to:

•	increased cinema operational cash flow primarily from our US and Australia operations;

•	increased real estate operational cash flow predominately from our Australia operations. This increase can be particularly attributed to our Newmarket shopping center in Brisbane, Australia; and

•	an increase in distributions from unconsolidated joint ventures and entities of $4.3 million.

Investing Activities

Cash used in investing activities for the 2007 Six Months increased by $17.2 million to $27.4 million from $10.2 million compared to the same period in 2006.  The $27.4 million cash used for the 2007 Six Months was primarily related to:

•	$11.9 million to purchase marketable securities;

•
$11.8 million to purchase real estate assets including $11.2 million for real estate purchases made in New Zealand, $100,000 for the purchase of the Cinemas 1, 2, & 3 building, and $493,000 for the purchase of the ground lease of our Tower Cinema in Sacramento, California;

•	$7.9 million in property enhancements to our properties; and

•	$1.5 million in our investment in Reading International Trust I securities (the issuer of our Trust Preferred Securities);

offset by

•	$4.0 million in cash provided by the sale of marketable securities; and

•	$1.4 million in distributions from our investment in Place 57.

The $10.2 million cash used for the 2006 Six Months was primarily related to:

•	$939,000 in cash used to purchase the Queenstown Cinema in New Zealand;

•	$2.8 million in cash used to purchase the 50% share that we did not already own of the Palms joint venture cinema located in Christchurch, New Zealand;

•	$4.6 million in cash used to complete the Newmarket shopping center and for property enhancements to our Australia, New Zealand and U.S. properties; and

•	$1.8 million paid for Malulani Investments, Ltd. stock.

Financing Activities

Cash provided by financing activities for the 2007 Six Months increased by $25.7 million to $31.6 million from $5.9 million compared to the same period in 2006.  The $31.6 million in cash provided in the 2007 Six Months was primarily related to:

•	$49.9 million of net proceeds from our new Trust Preferred Securities;

•	$14.4 million of net proceeds from our new Euro-Hypo loan;

•	$3.1 million of proceeds from our margin account on marketable securities; and

•	$8.6 million of borrowing on our Australia and New Zealand credit facilities;

offset by

•
$43.5 million of cash used to retire bank indebtedness including $34.4 million (NZ$50.0 million) to pay off our New Zealand term debt, $5.8 million (AUS$7.4 million) to retire a portion of our bank indebtedness in Australia, and $3.1 million to pay off our margin account on marketable securities; and

•	$838,000 in distributions to minority interests.

The $5.9 million in cash provided in the 2006 Six Months was primarily related to:

•	$8.0 million of new borrowings on our Australian Corporate Credit Facility;

•	$3.0 million of a deposit paid by Sutton Hill Capital, LLC of the option to purchase a 25% non-managing membership interest in the limited liability company that owns the Cinemas 1, 2 & 3;

offset by

•	$2.9 million of cash used to pay down long-term debt which was primarily related to the final payoff of the Movieland purchase note payable of approximately $512,000; the payoff of the Palms –

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

Summary

Our cash position at June 30, 2007 was $22.4 million compared to $11.0 million at December 31, 2006.  The majority of the $11.4 million increase in cash related to the following transactions:

•	$7.2 million net cash provided by operating activities;

•	$49.9 million of net proceeds from our new Trust Preferred Securities;

•	$14.4 million of net proceeds from our new Euro-Hypo loan;

•	$3.1 million of proceeds from our margin account on marketable securities;

•	$8.6 million of borrowing on our Australia and New Zealand credit facilities;

•	$1.4 million in distributions from our investment in Place 57; and

•	$4.0 million in cash provided by the sale of marketable securities;

offset by

•	$11.9 million in cash used to purchase marketable securities;

•	$11.8 million to purchase certain real estate assets;

•	$7.9 million in property enhancements to our properties;

•
$43.5 million of cash used to retire bank indebtedness including $34.4 million (NZ$50.0 million) to pay off our New Zealand term debt, $5.8 million (AUS$7.4 million) to retire a portion of our bank indebtedness in Australia, and $3.1 million to pay off our margin account on marketable securities;

•	$1.5 million in our investment in Reading International Trust I securities (the issuer of our Trust Preferred Securities); and

•	$838,000 in distributions to minority interests.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes rules for financial statement recognition and measurement of a tax positions taken or expected to be taken in a tax return.  We adopted FIN 48 on January 1, 2007.  As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007.  Overall, we had approximately $12.5 million of gross tax benefits unrecognized on the financial statements as of the date of adoption.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest rate swap instruments to market on the consolidated balance sheet resulting in a $74,000 (AUS$73,000) and $111,000 (AUS$112,000) decrease to interest expense during the three and six months ended June 30, 2007, respectively, and a $442,000 (AUS$621,000) and $553,000 (AUS$755,000) increase to interest expense during the three and six months ended June 30, 2006, respectively.  At June 30, 2007 and December 31, 2006, we have recorded the fair market value of our interest rate swaps of $317,000 (AUS$373,000) and $206,000 (AUS$261,000), respectively, as an other long-term liability.  The last swap listed above with a notional amount of $2,972,000 does not have a “Receive Variable Rate” because the instrument will not be effective until July 1, 2007.  In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

Litigation

We are currently, and are from time to time, involved with claims and lawsuits arising in the ordinary course of our business.  Some examples of the types of claims are:

•	contractual obligations;

•	insurance claims;

•	IRS claims;

•	employment matters

•	environmental matters; and

•	anti-trust issues.

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

•	With respect to our real estate development and operation activities:

o	The rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;

o	The extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;

o	The risks and uncertainties associated with real estate development;

o	The availability and cost of labor and materials;

o	Competition for development sites and tenants

o	Environmental remediation issues; and

o	The extent to which our cinemas can continue to serve as an anchor tenant which will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations; and

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

Additionally, certain of the presentations included in this interim quarterly report may contain “non-GAAP financial measures.”  In such case, a reconciliation of this information to our GAAP financial statements will be made available in connection with such statements.

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

At June 30, 2007, approximately 47% and 23% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $5.1 million in cash and cash equivalents.  At December 31, 2006, approximately 49% and 23% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $9.3 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense.  The resulting natural operating hedge has led to a somewhat negligible foreign currency effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was $8.6 million and $12.4 million for the three and six months ended June 30, 2007.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes described below, approximately 49% and 77% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $7.8 million and $5.9 million, respectively, and the change in our quarterly net income would be $34,000 and $14,000, respectively.  At the present time, we have no plan to hedge such exposure.  On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes and paid off our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and retired a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million).  By paying off our New Zealand debt and paying down on our Australia debt with the proceeds of our Trust Preferred Securities, we have added an increased element of currency risk to our Company.  We believe that this currency risk is mitigated by the comparatively favorable interest rate and the long-term nature of the fully subordinated notes.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of June 30, 2007 and December 31, 2006, we have recorded a cumulative unrealized foreign currency translation gain of approximately $45.9 million and $33.4 million, respectively.

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

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in approximately $87,000 increase in our 2007 Quarter Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in approximately $90,000 decrease the 2007 Quarter of Australian and New Zealand interest expense.

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

We concluded that this weakness resulted in an actual material misstatement between operating and investing activities and within the presentation of our financing activities on our interim consolidated statement of cash flows.  Specifically, the weakness related to the overstatement of cash provided by investing activities from the sale of marketable securities due to an error in recording such cash flows based on the trade date rather than the settlement date when cash was actually received.  Such actual material misstatement has been corrected in the accompanying consolidated statement of cash flows for the six months ended June 30, 2007.  We are in the process of enhancing our internal controls in the area of presentation of cash flows for reporting purposes.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

READING INTERNATIONAL, INC.

Date:	August 8, 2007	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	August 8, 2007	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer

EXHIBIT 31.1

CERTIFICATIONS

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles;

c)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer
August 8, 2007

EXHIBIT 31.2
CERTIFICATIONS

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles;

c)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer
August 8, 2007

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in his capacity as an officer of Reading International, Inc.  (the “Company”), for purposes of 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

•
The Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934; and

•	The information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Dated:  August 8, 2007

/s/  James J. Cotter
Name: James J. Cotter
Title:  Chief Executive Officer

/s/  Andrzej Matyczynski
Name: Andrzej Matyczynski
Title:  Chief Financial Officer