Form 10-Q
period 2007-09-30
READING INTERNATIONAL INC
filed 2007-11-09
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 6, 2007, there were 20,998,703 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART I – Financial Information
Item 1 – Financial Statements

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$27,148	$11,008
Receivables	4,484	6,612
Inventory	531	606
Investment in marketable securities	4,575	8,436
Restricted cash	243	1,040
Prepaid and other current assets	2,074	2,589
Total current assets	39,055	30,291
Land held for sale	1,955	--
Property held for development	10,951	1,598
Property under development	64,267	38,876
Property & equipment, net	180,330	170,667
Investment in unconsolidated joint ventures and entities	15,670	19,067
Investment in Reading International Trust I	1,547	--
Goodwill	19,006	17,919
Intangible assets, net	7,903	7,954
Other assets	6,125	2,859
Total assets	$346,809	$289,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$11,542	$13,539
Film rent payable	3,504	4,642
Notes payable – current portion	2,081	2,237
Note payable to related party – current portion	5,000	5,000
Current tax liabilities	4,401	9,128
Deferred current revenue	2,144	2,565
Other current liabilities	239	177
Total current liabilities	28,911	37,288
Notes payable – long-term portion	110,508	113,975
Note payable to related parties	9,000	9,000
Subordinated debt	51,547	--
Noncurrent tax liabilities	5,082	--
Deferred non-current revenue	589	528
Other liabilities	15,249	18,178
Total liabilities	220,886	178,969
Commitments and contingencies	--	--
Minority interest in consolidated affiliates	2,453	2,603
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,575,927 issued and 20,998,703 outstanding at September 30, 2007 and 35,558,089 issued and 20,980,865 outstanding at December 31, 2006	216	216
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at September 30, 2007 and December 31, 2006	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares	--	--
Additional paid-in capital	131,711	128,399
Accumulated deficit	(48,709)	(50,058)
Treasury shares	(4,306)	(4,306)
Accumulated other comprehensive income	44,543	33,393
Total stockholders’ equity	123,470	107,659
Total liabilities and stockholders’ equity	$346,809	$289,231

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Cinema	$29,110	$21,806	$79,651	$68,269
Real estate	3,449	2,512	11,023	8,528
	32,559	24,318	90,674	76,797
Operating expense
Cinema	20,983	16,088	59,033	51,732
Real estate	2,280	2,161	6,145	5,628
Depreciation and amortization	2,917	3,385	8,933	9,963
General and administrative	3,870	3,047	11,425	9,489
	30,050	24,681	85,536	76,812

Operating income (loss)	2,509	(363)	5,138	(15)

Other income (expense)
Interest income	329	70	558	157
Interest expense	(2,596)	(1,835)	(6,526)	(5,217)
Net loss on sale of assets	--	--	(185)	(8)
Other income (expense)	707	209	435	(937)
Income (loss) before minority interest expense, income tax expense, and equity earnings of unconsolidated joint ventures and entities	949	(1,919)	(580)	(6,020)
Minority interest expense	(162)	(153)	(657)	(425)
Income (loss) from continuing operations	787	(2,072)	(1,237)	(6,445)
Gain on sale of a discontinued operation	--	--	1,912	--
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	787	(2,072)	675	(6,445)
Income tax expense	(501)	(540)	(1,443)	(1,222)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	286	(2,612)	(768)	(7,667)
Equity earnings of unconsolidated joint ventures and entities	584	5,263	2,626	6,937
Gain on sale of unconsolidated joint venture	--	3,442	--	3,442
Net income	$870	$6,093	$1,858	$2,712

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.04	$0.27	$(0.01)	$0.12
Earnings from discontinued operations	--	--	0.09	--
Basic earnings per share	$0.04	$0.27	$0.08	$0.12
Weighted average number of shares outstanding – basic	22,487,943	22,413,995	22,486,395	22,425,941
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.04	$0.27	$(0.01)	$0.12
Earnings from discontinued operations	--	--	0.09	--
Diluted earnings per share	$0.04	$0.27	$0.08	$0.12
Weighted average number of shares outstanding – diluted	22,761,270	22,616,560	22,486,395	22,628,505

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)
	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income	$1,858	$2,712
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss recognized on foreign currency transactions	(132)	22
Equity earnings of unconsolidated joint ventures and entities	(2,626)	(6,937)
Distributions of earnings from unconsolidated joint ventures and entities	4,693	481
Gain on sale of marketable securities	(773)	--
Gain on sale of a discontinued operation	(1,912)	--
Gain on sale of an unconsolidated entity	--	(3,442)
Loss on disposal of assets	185	8
Loss on extinguishment of debt	98	--
Depreciation and amortization	8,933	9,963
Stock based compensation expense	775	70
Minority interest expense	657	425
Changes in operating assets and liabilities:
Decrease in receivables	2,510	1,442
Decrease (increase) in prepaid and other assets	(34)	(629)
Decrease in accounts payable and accrued expenses	(846)	(1,281)
Decrease in film rent payable	(1,428)	(1,257)
Increase in deferred revenues and other liabilities	1,576	858
Net cash provided by operating activities	13,534	2,435
Investing activities
Proceeds from sale of an unconsolidated joint venture	--	4,573
Acquisitions	(20,631)	(8,087)
Purchase of property and equipment	(1,121)	(4,131)
Additions to property under development	(16,227)	(2,228)
Change in restricted cash	796	(106)
Investment in Reading International Trust I	(1,547)	--
Distributions of investment in unconsolidated joint ventures and entities	2,186	--
Investments in unconsolidated joint ventures and entities	--	(2,676)
Purchase of marketable securities	(15,548)	(215)
Sale of marketable securities	19,900	--
Net cash used in investing activities	(32,192)	(12,870)
Financing activities
Repayment of long-term borrowings	(55,813)	(2,957)
Proceeds from borrowings	96,098	11,797
Capitalized borrowing costs	(2,334)	--
Option deposit received	--	3,000
Proceeds from exercise of stock options	25	87
Repurchase of Class A Nonvoting Common Stock	--	(792)
Minority interest distributions	(3,856)	(1,496)
Net cash provided by financing activities	34,120	9,639
Effect of exchange rate changes on cash and cash equivalents	678	298

Increase (decrease) in cash and cash equivalents	16,140	(498)
Cash and cash equivalents at beginning of period	11,008	8,548

Cash and cash equivalents at end of period	$27,148	$8,050

Supplemental Disclosures
Interest paid	$8,625	$6,402
Income taxes paid	$252	$369
Non-cash transactions
Increase (decrease) in cost basis of Cinemas 1, 2, & 3 related to the purchase price adjustment of the call option liability to related party	$(2,100)	$1,087
Adjustment to retained earnings related to adoption of FIN 48 (Note 10)	$509	$--
Decrease in deposit payable and increase in minority interest liability related to the exercise of the Cinemas 1, 2 & 3 call option by a related party	$(3,000)	$--
Decrease in call option liability and increase in additional paid in capital related to the exercise of the Cinemas 1, 2 & 3 call option by a related party	$(2,513)	$--
Accrued construction-in-progress costs	$(2,440)	$--

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2007

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

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting.  As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  There have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”).  The financial information presented in this quarterly report on Form 10-Q for the period ended September 30, 2007 (the “September Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our 2006 Annual Report which contains the latest audited financial statements and related footnotes.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows as of and for the three months and nine months ended September 30, 2007 have been made.  The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We have investments in marketable securities of $4.6 million at September 30, 2007.  These investments are accounted for as available for sale investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  In accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” assessments of potential impairment for these investments are performed for each applicable reporting period.  We have determined that there was no impairment for these investments at September 30, 2007.  These investments have a cumulative unrealized loss of $790,000 included in accumulated other comprehensive income at September 30, 2007.  For the three months ended September 30, 2007, our net unrealized loss on marketable securities was $880,000 and for the nine months ended September 30, 2007 our net unrealized gain on marketable securities was $82,000.  During the three and nine months ended September 30, 2007, we sold $13.4 million and $19.1 million, respectively of our marketable securities resulting in realized gain on sale of $549,000 and $773,000, respectively.

Adjustments

Subsequent to the issuance of our September 30, 2006 consolidated financial statements, we determined that we had overstated our real estate revenue and cinema operating expense by $724,000 and $2.1 million for the three and nine months ended September 30, 2006, respectively, due to an error in the elimination of intercompany rental charges among our international subsidiaries.  We have adjusted our consolidated statements of operations for the three and nine months ended September 30, 2006 to correctly present consolidated real estate revenue and cinema operating expenses.  The effects of the adjustment on our originally reported statements of operations are summarized below (dollars in thousands):

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	Real Estate Revenue	Cinema Expense	Real Estate Revenue	Cinema Expense
As originally reported	$3,236	$16,812	$10,672	$53,876
Intercompany eliminations	(724)	(724)	(2,144)	(2,144)
As adjusted	$2,512	$16,088	$8,528	$51,732

This adjustment had no impact on our operating income, on our losses from continuing operations, or on our net loss for the three and nine months ended September 30, 2006.  These adjustments were not material to the presentation of our consolidated financial statements for the three and nine months ended September 30, 2006.

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

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS  No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  The provisions of SFAS 159 are effective at the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007.  When adopted and if we elect to measure at fair value, we do not anticipate the application of this pronouncement will have a material impact on our results of operations or financial condition.

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

Note 2 – Stock-Based Compensation

Stock Based Compensation

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2007.  This stock grant has a vesting period of two years and a stock grant exercise price of $8.63.  During the three months and nine months ended September 30, 2007, we recorded compensation expense of $59,000 and $178,000, respectively, for the vesting of all our restricted stock grants.  The following table details the grants of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Weighted Average Share Price
Outstanding – December 31, 2006	46,313	$8.10
Granted	11,587	$8.63
Outstanding – September 30, 2007	57,900	$8.20

We have formed two new wholly owned subsidiaries, Landplan Property Partners, Pty Ltd and Landplan Property Partners New Zealand, Ltd collectively referred to as Landplan Property Partners (“LPP”), to engage in the real estate development business under the leadership of Mr. Doug Osborne.  We have an agreement with Mr. Osborne pursuant to which he has a contingent interest in certain property trusts, owned by LPP, ranging between 27.5% and 15%, depending on a number of factors including the amount and duration of the investments of LPP.  Mr. Osborne’s interest is subordinated to (i) the repayment of all third party indebtedness, (ii) the repayment of all funds invested or advanced by Reading, and (iii) the realization by Reading of an 11%

annual compounded preferred return on its capital.  Based on SFAS 123(R), we have calculated the fair value of Mr. Osborne’s interest for book purposes at $171,000 with respect to property acquired by LPP in the first quarter.  LPP acquired another property during the third quarter of 2007 for which we estimate Mr. Osborne’s interest for book purposes to be $158,000 (see Note 17 – Acquisitions, Dispositions, and Assets Held for Sale).  During the three and nine months ended September 30, 2007, we expensed $59,000 and $155,000, respectively, associated with Mr. Osborne’s interests.  At September 30, 2007, the total unrecognized compensation expense related to the LPP equity awards was $244,000, which is expected to be recognized over the remaining weighted average period of approximately 36 months.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  SFAS 123(R) requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three and nine months ended September 30, 2007 and 2006, there was no impact to the consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

We granted 301,250 of options during the nine months ended September 30, 2007.  No options were granted during the three months ended September 30, 2007.  Of the granted options, 70,000 were granted to our directors as fully vested options during the nine months ended September 30, 2007.  Also, there were 20,000 options granted to our employees during the nine months ended September 30, 2006.  We estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006
Stock option exercise price	$ 8.35 - $10.30	$ 8.10
Risk-free interest rate	4.636 - 4.824%	4.220%
Expected dividend yield	--	--
Expected option life	9.60 - 9.96 yrs	9.66 yrs
Expected volatility	33.64 - 45.47%	34.70%
Weighted average fair value	$4.42 - $ 4.82	$ 4.33

Using the above assumptions and in accordance with the SFAS No. 123(R) modified prospective method, we recorded $177,000 and $597,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the three and nine months ended September 30, 2007, respectively.  We also recorded $25,000 and $70,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the three and nine months ended September 30, 2006, respectively.  At September 30, 2007, the total unrecognized estimated compensation cost related to non-vested stock options granted was $1.0 million, which is expected to be recognized over a weighted average vesting period of 1.36 years.  We recorded cash received from stock options exercised of $25,000 for the three and nine months ended September 30, 2007 and $87,000 for the nine months ended September 30, 2006.  The total realized value of these exercised stock options for the three and nine months ended September 30, 2007 was $37,000 and $131,000 for the nine months ended September 30, 2006.  No options were exercised during the three months ended September 30, 2006; therefore, no cash was received from the exercising of stock options and no value was realized from the exercise of options during that period.  Except for the 70,000 fully vested options granted to our directors during the first quarter, 1,875 and 6,875 options vested during the three and nine months ended September 30, 2007; therefore, the grant date fair value of options vesting during the three and nine months ended September 30, 2007 was $15,000 and $55,000, respectively.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at September 30, 2007 was $2.5 million of which 98.7% are currently exercisable.

All stock options granted have a contractual life of 10 years at the grant date.  The aggregate total number of shares of Class A Nonvoting Common Stock and Class B Voting Common Stock authorized for issuance under our 1999 Stock Option Plan is 1,287,150.  At the time that options are exercised, at the discretion of management, we will either issue treasury shares or make a new issuance of shares to the employee or board member.  Dependent on the grant letter to the employee or board member, the required service period for option vesting is between zero and four years.

We had the following stock options outstanding and exercisable as of September 30, 2007 and December 31, 2006:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding-January 1, 2006	521,100	185,100	$5.00	$9.90	474,600	185,100	$5.04	$9.90
Exercised	(27,000)	--	$3.22	$--
Granted	20,000	--	$8.10	$--
Outstanding-December 31, 2006	514,100	185,100	$5.21	$9.90	488,475	185,100	$5.06	$9.90
Granted	151,250	150,000	$9.37	$10.24
Exercised	(6,250)	--	$4.01	$--
Expired	(81,250)	(150,000)	$10.25	$10.24
Outstanding-September 30, 2007	577,850	185,100	$5.60	$9.90	477,850	35,100	$4.72	$8.47

The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at September 30, 2007 and December 31, 2006 was approximately 6.47 and 3.60 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at September 30, 2007 and December 31, 2006 was approximately 4.99 and 3.39 years, respectively.

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

Effective the fourth quarter of 2006, we changed the presentation of our segment reporting such that our intersegment revenues and expenses are reported separately from our segments’ operating activity.  The effect of this change is to include intercompany rent revenues and rent expenses into their respective cinema and real estate business segments.  The revenues and expenses for the nine months ending September 30, 2006 have been adjusted to conform to the current year presentation.  We believe that this presentation more accurately portrays how our operating decision makers’ view the operations, how they assess segment performance, and how they make decisions about allocating resources to the segments.

The tables below summarize the results of operations for each of our principal business segments for the three (“2007 Quarter”) and nine (“2007 Nine Months”) months ended September 30, 2007 and the three (“2006 Quarter”) and nine (“2006 Nine Months”) months ended September 30, 2006, respectively.  Operating expenses include costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties.  All operating results from discontinued operations are included in “Gain on sale of a discontinued operation” (dollars in thousands):

Three months ended September 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$29,110	$5,521	$(2,072)	$32,559
Operating expense	23,055	2,280	(2,072)	23,263
Depreciation & amortization	1,650	1,127	--	2,777
General & administrative expense	792	108	--	900
Segment operating income	$3,613	$2,006	$--	$5,619
Three months ended September 30, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue[1]	$21,806	$3,771	$(1,259)	$24,318
Operating expense[1]	17,347	2,161	(1,259)	18,249
Depreciation & amortization	2,245	989	--	3,234
General & administrative expense	901	154	--	1,055
Segment operating income	$1,313	$467	$--	$1,780

Reconciliation to consolidated net income:	2007 Quarter	2006 Quarter
Total segment operating income	$5,619	$1,780
Non-segment:
Depreciation and amortization expense	140	151
General and administrative expense	2,970	1,992
Operating income (loss)	2,509	(363)
Interest expense, net	(2,267)	(1,765)
Other income	707	209
Minority interest expense	(162)	(153)
Income tax expense	(501)	(540)
Equity earnings of unconsolidated joint ventures and entities	584	5,263
Gain on sale of unconsolidated entity	--	3,442
Net income	$870	$6,093

1 For the three months ended September 30, 2006, the real estate revenues and cinema operating expenses have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

Nine months ended September 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$79,651	$15,926	$(4,903)	$90,674
Operating expense	63,936	6,145	(4,903)	65,178
Depreciation & amortization	5,242	3,273	--	8,515
General & administrative expense	2,317	566	--	2,883
Segment operating income	$8,156	$5,942	$--	$14,098

Nine months ended September 30, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue[2]	$68,269	$12,437	$(3,909)	$76,797
Operating expense[2]	55,641	5,628	(3,909)	57,360
Depreciation & amortization	6,600	3,009	--	9,609
General & administrative expense	2,801	567	--	3,368
Segment operating income	$3,227	$3,233	$--	$6,460

Reconciliation to consolidated net income:	2007 Nine Months	2006 Nine Months
Total segment operating income	$14,098	$6,460
Non-segment:
Depreciation and amortization expense	418	354
General and administrative expense	8,542	6,121
Operating income (loss)	5,138	(15)
Interest expense, net	(5,968)	(5,060)
Other income (expense)	250	(945)
Minority interest expense	(657)	(425)
Gain on sale of a discontinued operation	1,912	--
Income tax expense	(1,443)	(1,222)
Equity earnings of unconsolidated joint ventures and entities	2,626	6,937
Gain on sale of unconsolidated entity	--	3,442
Net income	$1,858	$2,712

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

2 For the nine months ended September 30, 2006, the real estate revenues and cinema operating expenses have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

Presented in the table below are the currency exchange rates for Australia and New Zealand as of September 30, 2007 and December 31, 2006:

	US Dollar
	September 30, 2007	December 31, 2006
Australian Dollar	$0.8855	$0.7884
New Zealand Dollar	$0.7568	$0.7046

Note 5 – Earnings Per Share

Basic earnings per share is computed by dividing the net income to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income to common stockholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued.  Stock options give rise to potentially dilutive common shares.  In accordance with SFAS No. 128, “Earnings Per Share,” these shares are included in the dilutive earnings per share calculation under the treasury stock method.  The following is a calculation of earnings per share (dollars in thousands, except share data):

	Three Months Ending September 30,		Nine Months Ending September 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$870	$6,093	$(54)	$2,712
Income from discontinued operations	--	--	1,912	--
Net income	$870	$6,093	$1,858	$2,712

Weighted average shares of common stock - basic	22,487,943	22,413,995	22,486,395	22,425,941
Weighted average shares of common stock - dilutive	22,761,270	22,616,560	22,486,395	22,628,505

Earnings (loss) per share:
Earnings (loss) from continuing operations – basic and diluted	$0.04	$0.27	$(0.01)	$0.12
Earnings from discontinued operations – basic and diluted	$--	$--	$0.09	$--
Earnings per share – basic and diluted	$0.04	$0.27	$0.08	$0.12

For the nine months ended September 30, 2007, we recorded losses from continuing operations.  As such, the incremental shares of 273,327 from stock options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

Note 6 – Property Held for Development, Property Under Development and Property and Equipment

Our property held for development increased by $9.3 million during the nine months ended September 30, 2007 due to the acquisition of a 64.0 acre parcel of undeveloped agricultural real estate which we purchased for approximately $9.3 million (NZ$12.1 million) through a Landplan Property Partners property trust (see Note 17 – Acquisitions, Dispositions, and Assets Held for Sale).

As of September 30, 2007 and December 31, 2006, we owned property under development summarized as follows (dollars in thousands):

Property Under Development	September 30, 2007	December 31, 2006
Land	$37,206	$30,296
Construction-in-progress (including capitalized interest)	27,061	8,580
Property Under Development	$64,267	$38,876

We recorded capitalized interest related to our properties under development for the three months ended September 30, 2007 and 2006 of $1.1 million and $449,000, respectively, and $3.1 million and $1.2 million for nine months ended September 30, 2007 and 2006, respectively.

Incident to the development of our Burwood property, in late 2006, we began various fill and earth moving operations.  In late February 2007, it became apparent that our cost estimates with respect to site preparation were low, as the extent of the contaminated soil present at the site – a former brickworks – was greater than we had originally believed.  Our previous estimated cost of $500 million included approximately $1.4 million (AUS$1.8 million) of estimated cost to remove the contaminated soil.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter we intend to address these issues in connection with our planned redevelopment of the site as a mixed-use retail, entertainment, commercial and residential complex.  As of September 30, 2007, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $7.9 million (AUS$8.9 million) and as of that date we had incurred a total of $7.1 million (AUS$8.0 million) of these costs.  In accordance with EITF 90-8 Capitalization of Costs to Treat Environmental Contamination, contamination clean up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

As of September 30, 2007 and December 31, 2006, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	September 30, 2007	December 31, 2006
Land	$58,558	$56,830
Building	113,737	99,285
Leasehold interest	11,755	11,138
Construction-in-progress	581	425
Fixtures and equipment	64,875	58,164
	249,506	225,842
Less accumulated depreciation	(69,176)	(55,175)
Property and equipment, net	$180,330	$170,667

Depreciation expense for property and equipment was $2.9 million and $3.2 million for the three months ended September 30, 2007 and 2006, respectively, and $8.3 million and $9.3 million for the nine months ended September 30, 2007 and 2006, respectively.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Except as noted below regarding our investment in Malulani Investments, Limited, investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, and, as of September 30, 2007 and December 31, 2006, include the following (dollars in thousands):

	Interest	September 30, 2007	December 31, 2006
Malulani Investments Limited	18.4%	$1,800	$1,800
Rialto Distribution	33.3%	934	782
Rialto Cinemas	50.0%	5,795	5,608
205-209 East 57th Street Associates, LLC	25.0%	1,280	5,557
Mt. Gravatt Cinema	33.3%	5,112	4,713
Berkeley Cinemas – Botany	50.0%	749	607
Total		$15,670	$19,067

For the three months and nine months ended September 30, 2007 and 2006, we recorded our share of equity earnings (loss) from our investments in unconsolidated joint ventures and entities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Malulani Investments Limited	$--	$--	$--	$--
Rialto Distribution	3	(31)	91	(53)
Rialto Cinemas	74	(123)	54	(123)
205-209 East 57th Street Associates, LLC	201	5,027	1,550	5,946
Mt. Gravatt Cinema	184	194	610	473
Berkeley Cinemas – Group & Palms	--	45	--	322
Berkeley Cinema – Botany	122	151	321	372
	$584	$5,263	$2,626	$6,937

Malulani Investments Limited

We continue to treat this investment on a cost basis by recognizing earnings as they are distributed to us.  We are currently in litigation with certain controlling shareholders of Malulani Investments Limited.  We have contractually agreed to share these litigation costs with another minority shareholder.  The outstanding balance for their obligation is included in our other assets as a receivable.

205-209 East 57th Street Associates, LLC

During 2007, this joint venture has been in the process of completing the development of a predominately-residential condominium complex in midtown Manhattan called Place 57.  During the three and nine months ending September 30, 2007, the partnership closed on the sale of one and eight of its remaining residential condominiums resulting in gross sales of $3.4 million and $26.0 million, respectively, which resulted in equity earnings from unconsolidated joint ventures and entities to us of $201,000 and $1.6 million, respectively.  All of the residential condominiums have been sold and only the retail condominium is still available for sale.  The condensed statement of operations for 205-209 East 57th Street Associates, LLC (Unaudited) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$3,431	$71,178	$26,028	$86,998
Operating expense	2,627	51,068	19,828	63,214
Net income	$804	$20,110	$6,200	$23,784

Note 8 – Goodwill and Intangible Assets

Subsequent to January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill.  Instead, we perform an annual impairment review of our goodwill and other intangible assets in the fourth quarter unless changes in circumstances indicate that an asset may be impaired.  As of September 30, 2007 and December 31, 2006, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2006	$12,713	$5,206	$17,919
Foreign currency translation adjustment	1,031	56	1,087
Balance at September 30, 2007	$13,744	$5,262	$19,006

We have intangible assets other than goodwill that are subject to amortization and are being amortized over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 20 years, and our option fee and other intangible assets over 10 years.  For the three and nine months ended September 30, 2007, amortization expense totaled $139,000 and $614,000, respectively; and for the three and nine months ended September 30, 2006, amortization expense totaled $223,000 and $638,000, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of September 30, 2007	Beneficial Leases	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$11,531	$2,773	$235	$14,539
Less: Accumulated amortization	4,115	2,497	24	6,636
Total, net	$7,416	$276	$211	$7,903

As of December 31, 2006	Beneficial Leases	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$10,984	$2,773	$219	$13,976
Less: Accumulated amortization	3,577	2,426	19	6,022
Total, net	$7,407	$347	$200	$7,954

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
Prepaid and other current assets
Prepaid expenses	$669	$1,214
Prepaid taxes	536	552
Deposits	102	534
Other receivables	100	--
Other	667	289
Total prepaid and other current assets	$2,074	$2,589

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,270	$1,270
Deferred financing costs, net	2,845	898
Interest rate swaps	392	206
Other receivables	854	--
Other	764	485
Total non-current assets	$6,125	$2,859

Note 10 – Income Tax

The income tax provision for the three months and nine months ended September 30, 2007 and 2006 was composed of the following amounts (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Foreign income tax provision	$122	$76	$282	$135
Foreign withholding tax	168	138	480	411
Federal income tax provision	128	235	383	490
Other income tax	83	91	298	186
Net tax provision	$501	$540	$1,443	$1,222

The incremental effects of applying FIN 48 on line items in the accompanying consolidated balance sheet at January 1, 2007 were as follows (dollars in thousands):

	Before Application of FIN 48 on January 1, 2007	FIN 48 Adjustments as of January 1, 2007	After Application of FIN 48 on January 1, 2007
Current tax liabilities	$9,128	$(4,000)	$5,128
Noncurrent tax liabilities	$--	$4,509	$4,509
Accumulated deficit	$(50,058)	$(509)	$(50,567)

We adopted FIN 48 on January 1, 2007.  As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007.  As of that date, we also reclassified approximately $4.0 million in reserves from current taxes liabilities to noncurrent tax liabilities.  We had approximately $12.5 million of gross tax benefits unrecognized on the financial statements as of the date of adoption, mostly reflecting operating loss carry forwards and the IRS litigation matter described below.  Of the $12.5 million total gross unrecognized tax benefits at January 1, 2007, $4.5 million would impact the effective tax rate if recognized.  The remaining balance consists of items that would not impact the effective tax rate due to the existence of the valuation allowance.  We recorded an increase to our gross unrecognized tax benefits of approximately $1.0 million during the period January 1, 2007 to September 30, 2007, and the total balance at September 30, 2007 was approximately $13.5 million.

Interest and/or penalty related to income tax matters are recorded as part of income tax expense.  Of the total reserve for uncertain tax positions as of the date of adoption, approximately $1.7 million represented accrued interest and penalties.  Approximately $400,000 of additional interest and penalties were accrued for the period January 1, 2007 to September 30, 2007, mostly related to the IRS litigation matter.

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

We do not anticipate that within 12 months following September 30, 2007 our total unrecognized tax benefits will change significantly because of settlement of audits and expiration of statutes of limitations.

Note 11 – Notes Payable

Notes payable are summarized as follows (dollars in thousands):

	Interest Rates as of			Balance as of
Name of Note Payable or Security	September 30, 2007	December 31, 2006	Maturity Date	September 30, 2007	December 31, 2006
Australian Corporate Credit Facility	7.54%	7.33%	January 1, 2009	$84,995	$70,516
Australian Shopping Center Loans	--	--	2007-2013	1,075	1,147
Euro-Hypo Loan	6.73%	--	July 1, 2012	15,000	--
New Zealand Corporate Credit Facility	10.00%	9.15%	November 23, 2010	2,452	35,230
Trust Preferred Securities	9.22%	--	April 30, 2027	51,547	--
US Sutton Hill Capital Note 1 – Related Party	9.91%	9.69%	January 28, 2008	5,000	5,000
US Royal George Theatre Term Loan	7.66%	7.86%	November 29, 2007	1,694	1,819
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	6.26%	January 1, 2010	7,373	7,500
Total				$178,136	$130,212

Euro-Hypo Loan

On June 28, 2007, Sutton Hill Properties LLC (“SHP”), one of our consolidated subsidiaries, entered into a $15.0 million loan that is secured by SHP’s interest in the Cinemas 1, 2, & 3 land and building.  SHP is owned 75% by Reading and 25% by Sutton Hill Capital, LLC (“SHC”), a joint venture indirectly wholly owned by Mr. James J. Cotter, our Chairman and Chief Executive Officer, and Mr. Michael Foreman.  Under the terms of the credit agreement, this loan bears a fixed interest rate of 6.73% per annum payable monthly.  The loan matures on July 1, 2012.  No principal payments are due until maturity.  SHP distributed the proceeds of the loan to Reading and to SHC in the amount of $10.6 million and $3.5 million, respectively.  Because, the cash flows from SHP are currently insufficient, Reading and Sutton Hill Capital, LLC, have agreed to contribute the capital required to service the debt.  Reading will be responsible for 75% and SHC will be responsible for 25% of such capital payments.

Australia Corporate Credit Facility

During the first nine months of 2007, we retired a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million).  We subsequently drew down $11.9 million (AUS$14.0 million) during 2007.  In October 2007, we negotiated an increase of our total Australia Corporate Credit Facility from $88.6 million (AUS$100.0 million) to $97.4 million (AUS$110.0 million) (see Note 19 – Subsequent Events).

New Zealand Corporate Credit Facility

On June 29, 2007, we finalized the renegotiation of our New Zealand Corporate Credit Facility as a $46.4 million (NZ$60.0 million) line of credit.  This renegotiated agreement carries the same terms as noted in our 2006 Consolidated Financial Statements except that it is now a line of credit instead of term debt, the maturity date has been extended by one year to November 23, 2010, the interest rate for the facility will be based on the 90-day Bank Bill Bid Rate (BBBR) plus a 1.00% margin, and a 0.20% line charge will be incurred on the total line of credit of $46.4 million (NZ$60.0 million).  The current interest rate for the outstanding loan balance at September 30, 2007 was 10.00%.

As noted below, we had previously paid off our term debt of this facility of $34.4 million (NZ$50.0 million) as a use of the proceeds from our new Subordinated Notes from Reading International Trust I.  On June 29, 2007, we drew down on this new line of credit by $5.2 million (NZ$6.7 million) to purchase a property in New Zealand and on July 29, 2007 we drew down an additional $9.4 million (NZ$12.2 million) to purchase the Manukau property in New Zealand (see Note 17 – Acquisitions and Dispositions).  On August 2, 2007, we paid down this facility by $12.0 million (NZ$15.7 million) from the proceeds of the sale of certain marketable securities.

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

Subordinated Notes – Reading International Trust I

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust which we control, and which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in trust preferred securities were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading.  This $1.5 million is shown on our balance sheet as “Investment in Reading International Trust I.”  The interest on the notes and preferred dividends on the trust securities carry a fixed rate for five years of 9.22% after which the interest will be based on an adjustable rate of LIBOR plus 4.00% unless we exercise our right to refix the rate at the current market rate at that time.  There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full.  We may pay off the debt after the first five years at 100.0% of the principal amount without any penalty.  The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes.  The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt.  Currently, the most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level.  The placement generated $49.9 million in net proceeds, which were used principally to make our investment in the common trust securities of $1.5 million, to retire all of our bank indebtedness in New Zealand of $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million).  During the three and nine months ended September 30, 2007, we paid $1.1 million and $2.2 million, respectively, in preferred dividends to the unrelated investors.  At September 30, 2007, we had preferred dividends payable of $768,000.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
Current liabilities
Security deposit payable	$237	$177
Other	2	--
Other current liabilities	$239	$177
Other liabilities
Foreign withholding taxes	$5,413	$5,212
Straight-line rent liability	3,782	3,693
Purchase option liability	--	3,681
Environmental reserve	1,656	1,656
Executive pension plans	2,972	174
Option deposit	--	3,000
Other	1,426	762
Other liabilities	$15,249	$18,178

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

The SERP initially will be unfunded, but Reading may choose to establish one or more grantor trusts from which to pay the SERP benefits.  As such, the SERP benefits are unsecured, general obligations of Reading.  The SERP is administered by the Compensation Committee of the Board of Directors of Reading.  In accordance with SFAS 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), the initial pension benefit obligation of $2.7 million is included in our other liabilities with a corresponding amount of unrecognized prior service cost included in accumulated other comprehensive income (see Note 16 – Comprehensive Income).  The $2.7 million will be amortized as a prior service cost over the estimated service period of 10 years combined with an annual interest cost.  For the three and nine months ended September 30, 2007, we recognized $39,000 and $91,000, respectively, of interest cost and $76,000 and $177,000, respectively, of amortized prior service cost.  The balance of the other liability for this pension plan was $2.8 million at September 30, 2007 and the accumulated other comprehensive income balance was $2.5 million at September 30, 2007.  The value of the SERP is based on a discount rate of 5.75% and an annual compensation growth rate of 3.50%.

In addition to the aforementioned SERP, Mr. S. Craig Tompkins, our Executive Vice President, Director – Business Affairs, Chief Legal Officer and Corporate Secretary, has a vested interest in the pension plan originally established by Craig Corporation prior to its merger with our company of $181,000, which amount accrues interest at 30 day LIBOR and is maintained as an unfunded Executive Pension Plan obligation included in other liabilities.

Sutton Hill Capital – Cinemas 1, 2, & 3 Purchase Option

As part of the purchase of the real property underlying our leasehold interest in the Cinemas 1, 2, & 3 on June 1, 2005, we granted a purchase option to Sutton Hill Capital, LLC (“SHC”), a limited liability company beneficially owned in equal 50/50 shares by Messrs. James J. Cotter and Michael Forman, to acquire at the acquisition date cost basis, up to a 25% non-managing membership interest in Sutton Hill Properties, LLC (“SHP”).  SHP is the limited liability company that we formed to acquire these interests.  In relation to this option, we estimated, based on a June 2007 property appraisal, the fair value of the option for the three months ending June 30, 2007 remained unchanged and the fair value of the option had increased for the nine months ended September 30, 2007 by $950,000 which was expensed for the nine months ending September 30, 2007.  During 2006, the value of the option at September 30, 2006 increased to approximately $3.6 million, resulting in an expense for the three and nine months ended September 30, 2006 of $100,000 and $1.5 million, respectively.

On June 28, 2007, SHC exercised this option, paying the option exercise price through the application of their $3.0 million deposit plus the assumption of its proportionate share of SHP’s liabilities giving it a 25% non-managing membership interest in SHP.  Upon exercise, the settlement of the previously capitalized option liability of $4.6 million resulted in an increase in additional paid-in-capital of $2.5 million as the transfer of the 25% non-managing membership interest to SHC constituted a transfer of an equity interest between entities under common control.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $5.0 million and $4.8 million as of September 30, 2007 and December 31, 2006, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $2.3 million and $2.2 million as of September 30, 2007 and December 31, 2006, respectively.  This debt is without recourse to Reading as of September 30, 2007 and December 31, 2006.

Litigation

On October 31, 2007, The Malulani Group (“TMG”), the controlling shareholder and principal unsecured creditor of MIL, filed an Amended Complaint in Intervention against Magoon Acquisition & Development and us (the “Amended Complaint”).  TMG owns 70% of the voting stock of MIL and is controlled by Easton Manson, one of the defendants in our existing case.  The Amended Complaint generally alleges that we are attempting to force MIL to spin off its Guenoc Winery and Langtry Ranch subsidiaries to us or to greenmail MIL into an unreasonable buy-out of our interest in MIL.  The Amended Complaint seeks declaratory relief in opposition to the injunctive relief sought by us in our existing lawsuit, recoupment of costs and other unspecified relief.  No damages have been alleged.  We are of the view that TMG’s claims are without merit and intend to continue to aggressively pursue our claims.

Other than the above, there have not been any material changes to our litigation exposure since our December 31, 2006 Consolidated Financial Statements.

Note 14 – Minority Interest

Minority interest is composed of the following enterprises:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) owned by a subsidiary of National Auto Credit, Inc.;

•	25% minority interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	33% minority interest in the Elsternwick Joint Venture owned by Champion Pictures Pty Ltd.;

•	Up to 27.5% minority interest in certain property holding trusts established by Landplan Property Partners to hold, manage and develop properties identified by Doug Osborne; and

•	25% minority interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, LLC.

The components of minority interest are as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
AFC	$1,972	$2,264
Australian Country Cinemas	191	174
Elsternwick Unincorporated Joint Venture	173	151
Landplan Property Partners Property Trusts (see below)	177	13
Sutton Hill Properties (see below)	(61)	--
Other	1	1
Minority interest in consolidated affiliates	$2,453	$2,603

	Expense for the		Expense for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
AFC LLC	$130	$168	$458	$425
Australian Country Cinemas	18	(3)	71	--
Elsternwick Unincorporated Joint Venture	16	(12)	34	--
Landplan Property Partners Property Trusts	59	--	155	--
Sutton Hill Properties	(61)	--	(61)	--
Minority interest expense	$162	$153	$657	$425

Landplan Property Partners Property Trusts

As fully described in our 2006 Consolidated Financial Statements, we have formed two new wholly-owned subsidiaries, Landplan Property Partners, Pty Ltd and Landplan Property Partners New Zealand, Ltd collectively referred to as Landplan Property Partners (“LPP”), to engage in the real estate development business under the leadership of Mr. Doug Osborne.  We have an agreement with Mr. Osborne pursuant to which he has a contingent interest in certain property trusts, owned by LPP, ranging between 27.5% and 15%, depending on a number of factors including the amount and duration of the investments of LPP.  Mr. Osborne’s interest is subject to (i) the repayment of all third party indebtedness, (ii) the repayment of all funds invested or advanced by Reading, and (iii) the realization by Reading of an 11% annual compounded preferred return on its capital.  Based on SFAS 123(R), we have calculated the fair value of Mr. Osborne’s interest for book purposes at $171,000 with respect to property acquired by LPP in the first quarter.  LPP acquired another property during the third quarter of 2007 for which we estimate Mr. Osborne’s interest for book purposes to be $158,000 (see Note 17 – Acquisitions, Dispositions, and Assets Held for Sale).  During the three and nine months ended September 30, 2007, we expensed $59,000 and $155,000, respectively, associated with Mr. Osborne’s interests.  These individual trusts are referred to in this note as the Landplan Property Partners Property Trusts.

Sutton Hill Properties

On June 28, 2007, SHC exercised its Cinemas 1, 2, & 3 Purchase Option for a cash contribution of $3.0 million plus the assumption of its proportionate share of SHP’s liabilities giving them a 25% non-managing membership interest in SHP.  In July 2007, SHP distributed $3.5 million as an equal distribution to SHC of which $3.0 million was deemed a minority interest distribution and $525,000 was deemed an excess distribution of minority interest which we recorded as an expense to Reading.

Note 15 – Common Stock

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2007.  This stock grant has a vesting period of two years and a stock grant price of $8.63.

During the third quarter of 2007, we issued for cash to an employee of the corporation under our employee stock option plan 6,250 shares of Class A Nonvoting Common Stock at an exercise price of $4.01 per share.

Note 16 - Comprehensive Income

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income.  The following table sets forth our comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$870	$6,093	$1,858	$2,712
Foreign currency translation gain	1,948	1,381	14,365	382
Accrued pension	76	--	(2,524)	--
Realized gain on AFS securities	(549)	--	(773)	--
Unrealized gain (loss) on AFS securities	(880)	7	82	24
Comprehensive income	$1,465	$7,481	$13,008	$3,118

Note 17 – Acquisitions, Dispositions, and Assets Held for Sale

New Zealand Property Acquisitions

On July 27, 2007, we purchased through a Landplan Property Partners property trust a 64.0 acre parcel of undeveloped agricultural real estate for approximately $9.3 million (NZ$12.1 million).  We intend to rezone the property from its current agricultural use to commercial use, and thereafter to redevelop the property in accordance with its new zoning.  No assurances can be given that such rezoning will be achieved, or if achieved, that it will occur in the near term.

On June 29, 2007, we acquired a commercial property for $5.9 million (NZ$7.6 million), rented to an unrelated third party, to be held for current income and long-term appreciation.  We have completed our purchase price allocation for this property and the related acquired operating lease in accordance with SFAS 141 – Business Combinations.  The initial purchase price allocation was based on the assets acquired from the seller.  The purchase price allocation for this acquisition is $1.2 million (NZ$1.6 million) allocated to land and $4.7 million (NZ$6.1 million) allocated to building.

On February 14, 2007, we acquired, through a Landplan Property Partners property trust, a 1.0 acre parcel of commercial real estate for approximately $4.9 million (NZ$6.9 million).  The property is currently improved with a motel, but we anticipate that this use will be discontinued as we renovate the property and sell the units as condominiums.  A portion of this property includes unimproved land that we do not intend to develop.  This land was determined to have a fair value of $1.8 million (NZ$2.6 million) at the time of purchase and is included on our balance sheet as land held for sale.  The remaining property and its cost basis of $3.1 million (NZ$4.3 million) was included in property under development.  The operating activities of the motel are not material.  We have completed our purchase price allocation for this property in accordance with SFAS 141 – Business Combinations.

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

Note 18 – Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at September 30, 2007:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$9,298,000	5.7000%	6.4867%	December 31, 2007
Interest rate swap	$14,832,000	6.4400%	6.4867%	December 31, 2008
Interest rate swap	$14,456,000	6.6800%	6.4867%	December 31, 2008
Interest rate swap	$10,781,000	5.8800%	6.4867%	December 31, 2008
Interest rate swap	$3,099,000	6.3600%	6.4867%	December 31, 2008
Interest rate swap	$3,099,000	6.9600%	6.4867%	December 31, 2008
Interest rate swap	$2,479,000	7.0000%	6.8600%	December 31, 2008
Interest rate swap	$1,231,000	7.1900%	7.1483%	December 31, 2008

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest rate swap instruments to market on the consolidated balance sheet resulting in a $76,000 (AUS$70,000) and $186,000 (AUS$182,000) decrease to interest expense during the three and nine months ended September 30, 2007, respectively, and a $2,000 (AUS$3,000) and $555,000 (AUS$758,000) increase to interest expense during the three and nine months ended September 30, 2006, respectively.  At September 30, 2007 and December 31, 2006, we have recorded the fair market value of our interest rate swaps of $392,000 (AUS$443,000) and $206,000 (AUS$261,000), respectively, as an other noncurrent asset.  In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 19 – Subsequent Events

Acquisition of Pacific Theaters Owned Cinemas

On October 8, 2007, we entered into agreements to acquire leasehold interests in 15 cinemas currently owned by Pacific Theatres Exhibition Corp. and its affiliates.  The cinemas, which are located in the United States, contain 181 screens with annual revenue of approximately $81.0 million.  The aggregate purchase price of the cinemas and related assets is $72.0 million.

The acquisition will be made through a wholly owned subsidiary of RDI and will be financed principally by a combination of debt financing which has been contingently committed by GE Capital Corporation and seller financing.  Our obligation to complete the acquisition is conditioned upon its receipt of funds described in the financing commitment, and RDI has agreed to pay the sellers a termination fee if the acquisition is not completed under certain circumstances.  The completion of the acquisition is also subject to customary closing conditions and is expected to be completed with the timing dependent on a number of factors, before year-end.

Australia Corporate Credit Facility

In October 2007, our Australia Corporate Credit Facility was increased from $88.6 million (AUS$100.0 million) to $97.4 million (AUS$110.0 million).

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

We believe cinema exhibition to be a business that will likely continue to generate fairly consistent cash flows in the years ahead.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option.  As we intend to be opportunistic in adding to our existing cinema portfolio, on October 8, 2007, we entered into agreements to acquire 15 cinemas with 181 screens in Hawaii and California and we are continuing to consider the acquisition of existing cinema assets currently being offered for sale in Australia, New Zealand, and the United States.  Nevertheless, we believe it is likely that, over the long term, we will be reinvesting the majority our free cash flow into our general real estate development activities.  We anticipate that our cinema operations will continue as our main source of cash flow and will support our real estate oriented activities.

In short, while we do have operating company attributes, we see ourselves principally as a hard asset company and intend to add to shareholder value by building the value of our portfolio of tangible assets.

In addition, we may from time to time identify opportunities to expand our existing businesses and asset base, or to otherwise profit, through the acquisition of interests in other publicly traded companies, both in the United States and in the overseas jurisdictions in which we do business.  At September 30, 2007, our investments in the securities of other public companies aggregated $4.6 million, based on the closing price of such securities on that date.

We manage our worldwide cinema business under various different brands:

•	in the US, under the Reading, Angelika Film Center and City Cinemas brands;

•	in Australia, under the Reading brand; and

•	in New Zealand, under the Reading, Berkeley Cinemas and Rialto brands.

At September 30, 2007, we owned and operated 35 cinemas with 231 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 7 cinemas with 46 screens and managed 2 cinemas with 9 screens.

Our business plan going forward is to build-out our existing development properties and to seek out additional real estate development opportunities while continuing to use and judiciously expand our presence in the cinema exhibition and live theatre business, by identifying, developing, and acquiring cinema and live theatre properties when and where appropriate.

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

We continue to acquire, to dispose of, or to reposition assets in accordance with our business plan.  For a description of our acquisitions so far in 2007, see Note 17 – Acquisitions and Assets Held for Sale and Note 19 – Subsequent Events to our September 30, 2007 Consolidated Financial Statements.

Results of Operations

At September 30, 2007, we owned and operated 35 cinemas with 231 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 7 cinemas with 46 screens and managed 2 cinemas with 9 screens.  Regarding real estate, we owned and operated during the period four ETRC’s that we have developed in Australia and New Zealand; owned the fee interests in four developed commercial properties in Manhattan and Chicago, all of which are improved with live theatres, which together comprise seven stages and, in two cases, ancillary retail and commercial space; owned the fee interests underlying one of our Manhattan cinemas and hold for development an additional seven parcels (aggregating approximately 123 acres) located principally in urbanized areas of Australia and New Zealand.  Two of these parcels, Burwood and Moonee Ponds, comprise approximately 54 acres, and are in areas designated by the provincial government of Victoria, Australia as “major or principal activity centres,” and we are currently in the planning phases of their development.

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

•	the acquisition of a cinema in Queenstown, New Zealand effective February 23, 2006;

•	the purchase of the 50% share that we did not already own of the Palms 8-screen, leasehold cinema located in Christchurch, New Zealand effective April 1, 2006;

•	the sale of our 50% share of the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand formerly part of the Berkeley Cinemas Group effective August 28, 2006;

•	the acquisition in February 2007, of the long-term ground lease interest underlying our Tower Theater in Sacramento, California (the principal art cinema in Sacramento); and

•
the increase in the value of the Australian and New Zealand dollars vis-à-vis the US dollar from $0.7461 and $0.6530, respectively, as of September 30, 2006 to $0.8855 and $0.7568, respectively, as of September 30, 2007.

The tables below summarize the results of operations for each of our principal business segments for the three (“2007 Quarter”) and nine (“2007 Nine Months”) months ended September 30, 2007 and the three (“2006 Quarter”) and nine (“2006 Nine Months”) months ended September 30, 2006, respectively.  Effective the fourth quarter of 2006, we changed the presentation of our segment reporting such that our intersegment revenues and expenses are reported separately from our segments’ operating activity.  The effect of this change is to include intercompany rent revenues and rent expenses into their respective cinema and real estate business segments.  The revenues and expenses for the three and nine months ending September 30, 2006 have been adjusted to conform to the current year presentation.  We believe that this presentation more accurately portrays how our operating decision makers’ view the operations, how they assess segment performance, and how they make decisions about allocating resources to the segments (dollars in thousands):

Three months ended September 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$29,110	$5,521	$(2,072)	$32,559
Operating expense	23,055	2,280	(2,072)	23,263
Depreciation & amortization	1,650	1,127	--	2,777
General & administrative expense	792	108	--	900
Segment operating income	$3,613	$2,006	$--	$5,619
Three months ended September 30, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue[3]	$21,806	$3,771	$(1,259)	$24,318
Operating expense[3]	17,347	2,161	(1,259)	18,249
Depreciation & amortization	2,245	989	--	3,234
General & administrative expense	901	154	--	1,055
Segment operating income	$1,313	$467	$--	$1,780

Reconciliation to consolidated net income:	2007 Quarter	2006 Quarter
Total segment operating income	$5,619	$1,780
Non-segment:
Depreciation and amortization expense	140	151
General and administrative expense	2,970	1,992
Operating income (loss)	2,509	(363)
Interest expense, net	(2,267)	(1,765)
Other income	707	209
Minority interest expense	(162)	(153)
Income tax expense	(501)	(540)
Equity earnings of unconsolidated joint ventures and entities	584	5,263
Gain on sale of unconsolidated entity	--	3,442
Net income	$870	$6,093

3 For the three months ended September 30, 2006, the real estate revenues and cinema operating expenses have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

Nine months ended September 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$79,651	$15,926	$(4,903)	$90,674
Operating expense	63,936	6,145	(4,903)	65,178
Depreciation & amortization	5,242	3,273	--	8,515
General & administrative expense	2,317	566	--	2,883
Segment operating income	$8,156	$5,942	$--	$14,098

Nine months ended September 30, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue[4]	$68,269	$12,437	$(3,909)	$76,797
Operating expense[4]	55,641	5,628	(3,909)	57,360
Depreciation & amortization	6,600	3,009	--	9,609
General & administrative expense	2,801	567	--	3,368
Segment operating income	$3,227	$3,233	$--	$6,460

Reconciliation to consolidated net income:	2007 Nine Months	2006 Nine Months
Total segment operating income	$14,098	$6,460
Non-segment:
Depreciation and amortization expense	418	354
General and administrative expense	8,542	6,121
Operating income (loss)	5,138	(15)
Interest expense, net	(5,968)	(5,060)
Other income (expense)	250	(945)
Minority interest expense	(657)	(425)
Gain on sale of a discontinued operation	1,912	--
Income tax expense	(1,443)	(1,222)
Equity earnings of unconsolidated joint ventures and entities	2,626	6,937
Gain on sale of unconsolidated entity	--	3,442
Net income	$1,858	$2,712

Cinema

Included in the cinema segment above is revenue and expense from the operations of 35 cinema complexes with 231 screens during the 2007 and the 2006 Quarters.  The following tables detail our cinema segment operating results for the three months ended September 30, 2007 and 2006, respectively (dollars in thousands):

4 For the nine months ended September 30, 2006, the real estate revenues and cinema operating expenses have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

Three Months Ended September 30, 2007	United States	Australia	New Zealand	Total
Admissions revenue	$4,537	$11,773	$4,721	$21,031
Concessions revenue	1,376	3,944	1,387	6,707
Advertising and other revenues	597	557	218	1,372
Total revenues	6,510	16,274	6,326	29,110

Cinema costs	4,774	12,108	4,683	21,565
Concession costs	263	859	368	1,490
Total operating expense	5,037	12,967	5,051	23,055

Depreciation and amortization	487	727	436	1,650
General & administrative expense	483	308	1	792
Segment operating income	$503	$2,272	$838	$3,613

Three Months Ended September 30, 2006	United States	Australia	New Zealand	Total
Admissions revenue	$4,698	$8,031	$3,136	$15,865
Concessions revenue	1,386	2,538	957	4,881
Advertising and other revenues	448	400	212	1,060
Total revenues	6,532	10,969	4,305	21,806

Cinema costs[5]	4,223	9,167	2,867	16,257
Concession costs	273	576	241	1,090
Total operating expense	4,496	9,743	3,108	17,347

Depreciation and amortization	381	1,482	382	2,245
General & administrative expense	534	356	11	901
Segment operating income (loss)	$1,121	$(612)	$804	$1,313

•
Cinema revenue increased for the 2007 Quarter by $7.3 million or 33.5% compared to the same period in 2006.  The 2007 Quarter increase resulted from improved results from our Australia and New Zealand operations including $5.3 million from admissions and $2.0 million from concessions and other revenues.

•
Operating expense increased for the 2007 Quarter by $5.7 million or 32.9% compared to the same period in 2006.  This increase followed the aforementioned increase in revenues.  Overall, our operating expenses from year-to-year held fairly constant at 79.2% of gross revenue for the 2007 Quarter and 79.6% of gross revenue for the 2006 Quarter.

•
Depreciation and amortization expense decreased for the 2007 Quarter by $595,000 or 26.5% compared to the same period in 2006 primarily related to several Australia cinema assets reaching their useful depreciable life as of December 31, 2006.

•	General and administrative expense decreased for the 2007 Quarter by $109,000 or 12.1% compared to the same period in 2006 from improved cost management.

5 For the three months ended September 30, 2006, the cinema operating expenses have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

•
The Australia and New Zealand quarterly average exchange rates have changed by 9.9% and 16.6%, respectively, since 2006, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	Because of the above, cinema segment income increased for the 2007 Quarter by $2.3 million compared to the same period in 2006.

The following tables detail our cinema segment operating results for the nine months ended September 30, 2007 and 2006, respectively, (dollars in thousands):

Nine Months Ended September 30, 2007	United States	Australia	New Zealand	Total
Admissions revenue	$13,639	$32,317	$12,119	$58,075
Concessions revenue	3,900	10,424	3,512	17,836
Advertising and other revenues	1,430	1,657	653	3,740
Total revenues	18,969	44,398	16,284	79,651

Cinema costs	13,678	33,844	12,412	59,934
Concession costs	763	2,324	915	4,002
Total operating expense	14,441	36,168	13,327	63,936

Depreciation and amortization	1,465	2,500	1,277	5,242
General & administrative expense	1,554	758	5	2,317
Segment operating income	$1,509	$4,972	$1,675	$8,156

Nine Months Ended September 30, 2006	United States	Australia	New Zealand	Total
Admissions revenue	$12,936	$27,236	$9,744	$49,916
Concessions revenue	3,891	8,436	2,911	15,238
Advertising and other revenues	1,202	1,342	571	3,115
Total revenues	18,029	37,014	13,226	68,269

Cinema costs[6]	12,982	29,170	10,101	52,253
Concession costs	695	1,932	761	3,388
Total operating expense	13,677	31,102	10,862	55,641

Depreciation and amortization	1,373	4,260	967	6,600
General & administrative expense	1,986	788	27	2,801
Segment operating income	$993	$864	$1,370	$3,227

•
Cinema revenue increased for the 2007 Nine Months by $11.4 million or 16.7% compared to the same period in 2006.  The 2007 Nine Month increase related to improved results not only from our Australia and New Zealand operations including $7.5 million from admissions and $3.0 million from concessions and other revenues but also from our domestic cinema operations of $703,000 from admissions and $237,000 from concessions and other revenues.

•
Operating expense increased for the 2007 Nine Months by $8.3 million or 14.9% compared to the same period in 2006.  This increase followed the aforementioned increase in revenues.  Overall, our operating

6 For the nine months ended September 30, 2006, the cinema operating expenses have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

expenses from year-to-year improved slightly to 80.3% of gross revenue for the 2007 Nine Months from 81.5% of gross revenue for the 2006 Nine Months.

•
Depreciation and amortization expense decreased for the 2007 Nine Months by $1.4 or 20.6% compared to the same period in 2006.  This decrease is primarily related to several Australia cinema assets reaching their useful depreciable life as of December 31, 2006.

•
General and administrative expense decreased for the 2007 Nine Months by $484,000 or 17.3% compared to the same period in 2006.  The decrease was due to a drop in legal costs primarily related to our anti-trust litigation associated with our Village East cinema.

•
The Australia and New Zealand annual average exchange rates have changed by 9.9% and 13.3%, respectively, since 2006, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	As a result of the above, cinema segment income increased for the 2007 Nine Months by $4.9 million compared to the same period in 2006.

Real Estate

For the three months ended September 30, 2007, our rental income generating real estate holdings consisted of:

•	ETRCs at Belmont in Perth; at Auburn in Sydney; and at Courtenay Central in Wellington, New Zealand; and our Newmarket shopping center in Brisbane, Australia;

•
three single auditorium live theatres in Manhattan (Minetta Lane, Orpheum, and Union Square) and a four auditorium live theatre complex in Chicago (The Royal George) and, in the case of the Union Square and the Royal George their accompanying ancillary retail and commercial tenants;

•	the ancillary retail and commercial tenants at some of our non-ETRC cinema locations; and

•	certain raw land, used in our historic activities, which continue to generate minimal rent.

The following tables detail our real estate segment operating results for the three months ended September 30, 2007 and 2006, respectively (dollars in thousands):

Three Months Ended September 30, 2007	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$657	$--	$--	$657
Property rental income	723	2,252	1,889	4,864
Total revenues	1,380	2,252	1,889	5,521

Live theatre costs	455	--	--	455
Property rental cost	435	759	631	1,825
Total operating expense	890	759	631	2,280

Depreciation and amortization	96	596	435	1,127
General & administrative expense	--	118	(10)	108
Segment operating income	$394	$779	$833	$2,006

Three Months Ended September 30, 2006	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$911	$--	$--	$911
Property rental income[7]	205	1,804	851	2,860
Total revenues	1,116	1,804	851	3,771

Live theatre costs	830	--	--	830
Property rental cost	371	651	309	1,331
Total operating expense	1,201	651	309	2,161

Depreciation and amortization	106	512	371	989
General & administrative expense	11	143	--	154
Segment operating income (loss)	$(202)	$498	$171	$467

•
Revenue increased for the 2007 Quarter by $1.8 million or 46.4% compared to the same period in 2006.  The increase was primarily related to higher rental revenues from our foreign real estate holdings including our recently opened Australia Newmarket shopping center and our Courtenay Central property and newly acquired Landplan properties in New Zealand.

•
Operating expense for the real estate segment increased for the 2007 Quarter by $119,000 or 5.5% compared to the same period in 2006.  This increase in expense was primarily related to the aforementioned newly acquired Landplan properties and Courtenay Central property in New Zealand.

•
Depreciation expense for the real estate segment increased by $138,000 or 14.0% for the 2007 Quarter compared to the same period in 2006.  The majority of this increase was attributed to the Australia Newmarket shopping center assets which were put into service during the first quarter 2007.

•
The Australia and New Zealand quarterly average exchange rates have changed by 9.9% and 16.6%, respectively, since 2006, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	As a result of the above, real estate segment income increased for the 2007 Quarter by $1.5 million compared to the same period in 2006.

7 For the three months ended September 30, 2006, the real estate revenues have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

The following tables detail our real estate segment operating results for the nine months ended September 30, 2007 and 2006, respectively (dollars in thousands):

Nine Months Ended September 30, 2007	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$2,385	$--	$--	$2,385
Property rental income	1,631	6,735	5,175	13,541
Total revenues	4,016	6,735	5,175	15,926

Live theatre costs	1,465	--	--	1,465
Property rental cost	997	2,200	1,483	4,680
Total operating expense	2,462	2,200	1,483	6,145

Depreciation and amortization	286	1,744	1,243	3,273
General & administrative expense	14	427	125	566
Segment operating income	$1,254	$2,364	$2,324	$5,942

Nine Months Ended September 30, 2006	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$2,950	$--	$--	$2,950
Property rental income[8]	941	4,481	4,065	9,487
Total revenues	3,891	4,481	4,065	12,437

Live theatre costs	1,976	--	--	1,976
Property rental cost	806	1,826	1,020	3,652
Total operating expense	2,782	1,826	1,020	5,628

Depreciation and amortization	318	1,566	1,125	3,009
General & administrative expense	13	554	--	567
Segment operating income	$778	$535	$1,920	$3,233

•
Revenue increased for the 2007 Nine Months by $3.5 million or 28.1% compared to the same period in 2006.  The increase was primarily related to an enhanced rental stream from our recently opened Australia Newmarket shopping center and our New Zealand properties of $3.4 million.

•
Operating expense for the real estate segment increased for the 2007 Nine Months by $517,000 or 9.2% compared to the same period in 2006.  This increase in expense was primarily due to higher operating costs related to our recently opened Australia Newmarket shopping center.

•
Depreciation expense for the real estate segment increased by $264,000 or 8.8% for the 2007 Nine Months compared to the same period in 2006.  The majority of this increase was attributed to the Newmarket shopping center assets in Australia which were put into service during the first quarter 2007.

•
The Australia and New Zealand annual average exchange rates have changed by 9.9% and 13.3%, respectively, since 2006, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

8 For the nine months ended September 30, 2006, the real estate revenues have been adjusted from the amounts previously reported.  See Note 1 – Basis of Presentation.

•
As a result of the above, real estate segment income for the 2007 Nine Months increased by $2.7 million compared to the same period in 2006 of which $1.5 million was attributable to our Newmarket shopping center.

Corporate

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense increased by $978,000 in the 2007 Quarter compared to the 2006 Quarter primarily related to increased salary expense primarily from our newly appointed Chief Operating Officer; to legal and professional fees associated principally with our real estate acquisition and investment activities; and to our newly adopted Supplemental Executive Retirement Plan.

General and administrative expense increased by $2.4 million in the 2007 Nine Months compared to the 2006 Nine Months.  The 2007 increases were primarily related to increased corporate compensation expense related to the granting of 70,000 fully vested options to our directors coupled with an increase in director fees; to compensation for our newly appointed Chief Operating Officer; legal and professional fees associated principally with our real estate acquisition and investment activities; and to our newly adopted Supplemental Executive Retirement Plan.

Net interest expense increased by $502,000 and by $908,000 for the 2007 Quarter and the 2007 Nine Months, respectively, compared to last year primarily related to higher outstanding loan balances during 2007 compared to 2006.

Other income increased by approximately $498,000 for the 2007 Quarter resulting from a $549,000 gain on sale of marketable securities, coupled with a mark-to-market expense in 2006 not repeated in 2007 related to our option liability for the option held by Sutton Hill Capital, LLC to acquire a 25% non-managing membership interest in our Cinemas 1, 2 & 3 property.  Other income increased by $1.2 million for 2007 Nine Months compared to last year primarily due to the aforementioned mark-to-market expense in 2006 not repeated in 2007.

During the three and nine months ended September 30, 2007, upon the fulfillment of our commitment, we recorded the release of a deferred gain on the sale of a discontinued operation of $1.9 million associated with a previously sold property.

Equity earnings of unconsolidated joint ventures and entities decreased by approximately $4.7 million for the 2007 Quarter and by $4.3 million for 2007 Nine Months compared to the same period last year.  Both the decrease in the 2007 Quarter and the decrease in the 2007 Nine Months were primarily related to the changing sales activity in our investment related to the 205-209 East 57th Street Associates, LLC, that has been developing a residential condominium complex in midtown Manhattan called Place 57.  The partnership closed on the sale of one and eight condominiums during the three and nine months ended September 30, 2007, respectively, resulting in gross sales of $3.4 million and $26.0 million, respectively, and equity earnings from unconsolidated joint ventures and entities to us of $201,000 and $1.6 million, respectively.  All of the residential condominiums have been sold and only the retail condominium is still available for sale.

In addition to the aforementioned equity earnings, during the three and nine months ending September 30, 2006, we recorded a gain on sale of unconsolidated entities of $3.4 million (NZ$5.4 million), from the sale of our interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand.

Consolidated Net Income/Losses

During 2007, we recorded net income of $870,000 and $1.9 million for the 2007 Quarter and 2007 Nine Months, respectively.  As noted above, this income is related to improved operating results from both our cinema and our real estate segments and income associated with a gain on the sale of a discontinued operation.  During 2006, we recorded a net income of $6.1 million and $2.7 million for the 2006 Quarter and 2006 Nine Months, respectively.  This income was primarily related to the equity earnings from 205-209 East 57th Street Associates, LLC and from the sale of our interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand.  In the prior periods, we recorded net losses from operations.

Acquisitions

New Zealand Property Acquisitions

On July 27, 2007, we purchased through a Landplan Property Partners property trust a 64.0 acre parcel of undeveloped agricultural real estate for approximately $9.3 million (NZ$12.1 million).  We intend to rezone the property from its current agricultural use to commercial use, and thereafter to redevelop the property in accordance with its new zoning.  No assurances can be given that such rezoning will be achieved, or if achieved, that it will occur in the near term.

On June 29, 2007, we acquired a commercial property for $5.9 million (NZ$7.6 million), rented to an unrelated third party, to be held for current income and long-term appreciation.  We have completed our purchase price allocation for this property and the related acquired operating lease in accordance with SFAS 141 – Business Combinations.  The initial purchase price allocation was based on the assets acquired from the seller.  The preliminary purchase price allocation for this acquisition is $1.2 million (NZ$1.6 million) allocated to land and $4.7 million (NZ$6.1 million) allocated to building.

On February 14, 2007, we acquired, through a Landplan Property Partners property trust, a 1.0 acre parcel of commercial real estate for approximately $4.9 million (NZ$6.9 million).  The property is currently improved with a motel, but we anticipate that this use will be discontinued as we renovate the property and sell the units as condominiums.  A portion of this property includes unimproved land that we do not intend to develop.  At the time of purchase, this land was determined to have a fair value of $1.8 million (NZ$2.6 million) and is included on our balance sheet as land held for sale.  The remaining property and its cost basis of $3.1 million (NZ$4.3 million) was included in property under development.  The operating activities of the motel are not material.  We have completed our purchase price allocation for this property in accordance with SFAS 141 – Business Combinations.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at September 30, 2007 (in thousands):

	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$1,846	$383	$85,391	$9,527	$177	$15,265
Notes payable to related parties	--	5,000	--	9,000	--	--
Subordinated notes	--	--	--	--	--	51,547
Lease obligations	2,948	11,092	11,158	10,944	10,272	67,072
Estimated interest on long-term debt	3,140	12,015	11,961	5,599	4,610	70,688
Total	$7,934	$28,490	$108,510	$35,070	$15,059	$204,572

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $13.5 million as of September 30, 2007.  The determination of actual amounts and timing of payments will depend on the activity of tax authorities with respect to the contested tax issues disclosed in Note 10 – Income Tax to our 2006 Annual Report on form 10-K.  We do not expect a significant tax payment related to these obligations within the 12 months.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $5.0 million and $4.8 million as of September 30, 2007 and December 31, 2006, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $2.3 million and $2.2 million as of September 30, 2007 and December 31, 2006, respectively.  This debt is without recourse to Reading as of September 30, 2007 and December 31, 2006.

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

Currently, our liquidity needs arise mainly from:

•	acquisition activities;

•	working capital requirements;

•	debt servicing requirements; and

•	capital expenditures, centered on obtaining the right financing for the development of our Burwood property.

Operating Activities

Cash provided by operations was $13.5 million in the 2007 Nine Months compared to $2.4 million for the 2006 Nine Months.  The increase in cash provided by operations of $11.1 million is due primarily to:

•	increased cinema operational cash flow primarily from our Australia operations;

•	increased real estate operational cash flow predominately from our Australia operations. This increase can be particularly attributed to our Newmarket shopping center in Brisbane, Australia; and

•	an increase in distributions from predominately our Place 57 joint venture of $4.7 million.

Investing Activities

Cash used in investing activities for the 2007 Nine Months increased by $19.3 million to $32.2 million from $12.9 million compared to the same period in 2006.  The $32.2 million cash used for the 2007 Nine Months was primarily related to:

•	$15.5 million to purchase marketable securities;

•
$20.6 million to purchase real estate assets including $20.1 million for real estate purchases in New Zealand, $100,000 for the purchase of the Cinemas 1, 2, & 3 building, and $493,000 for the purchase of the ground lease of our Tower Cinema in Sacramento, California;

•	$1.1 million in property enhancements to our existing properties;

•	$16.2 million in development costs associated with our properties under development; and

•	$1.5 million in our investment in Reading International Trust I securities (the issuer of our Trust Preferred Securities);

offset by

•	$19.9 million in cash provided by the sale of marketable securities; and

•	$2.2 million in distributions from our investment in joint ventures.

The $12.9 million cash used for the 2006 Nine Months was primarily related to:

•	$8.1 million in acquisitions including:

o	$939,000 in cash used to purchase the Queenstown Cinema in New Zealand,

o	$2.8 million in cash used to purchase the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand,

o	$1.8 million for the Australia Indooroopilly property, and

o	$2.5 million for the adjacent parcel to our Moonee Ponds property;

•	$6.4 million in cash used to complete the Newmarket property and for property enhancements to our Australia, New Zealand and U.S. properties; and

•
$2.7 million in investment in unconsolidated entities including $1.8 million paid for Malulani Investments, Ltd. stock and $876,000 additional cash invested in Rialto Cinemas used to pay off their bank debt, offset by

•	$4.6 million cash received from the sale of our interest the cinemas at Whangaparaoa, Takapuna, and Mission Bay, New Zealand.

Financing Activities

Cash provided by financing activities for the 2007 Nine Months increased by $24.5 million to $34.1 million from $9.6 million compared to the same period in 2006.  The $34.1 million in cash provided in the 2007 Nine Months was primarily related to:

•	$49.9 million of net proceeds from our new Trust Preferred Securities;

•	$14.4 million of net proceeds from our new Euro-Hypo loan;

•	$3.1 million of proceeds from our margin account on marketable securities; and

•	$26.4 million of borrowing on our Australia and New Zealand credit facilities;

offset by

•
$55.8 million of cash used to retire bank indebtedness including $34.4 million (NZ$50.0 million) to pay off our New Zealand term debt, $5.8 million (AUS$7.4 million) to retire a portion of our bank indebtedness in Australia, $3.1 million to pay off our margin account on marketable securities, and $12.1 million (NZ$15.7 million) to pay down our New Zealand Westpac line of credit in August 2007; and

•	$3.9 million in distributions to minority interests.

The $9.6 million in cash provided in the 2006 Nine Months was primarily related to:

•	$11.8 million of new borrowings on our Australian Corporate Credit Facility;

•	$3.0 million of a deposit received from Sutton Hill Capital, LLC for the option to purchase a 25% non-managing membership interest in the limited liability company that owns the Cinemas 1, 2 & 3;

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

Summary

As a result of the above, our cash position at September 30, 2007 was $27.1 million compared to $11.0 million at December 31, 2006.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest rate swap instruments to market on the consolidated balance sheet resulting in a $76,000 (AUS$70,000) and $186,000 (AUS$182,000) decrease to interest expense during the three and nine months ended September 30, 2007, respectively, and a $2,000 (AUS$3,000) and $555,000 (AUS$758,000) increase to interest expense during the three and nine months ended September 30, 2006, respectively.  At September 30, 2007 and December 31, 2006, we have recorded the fair market value of our interest rate swaps of $392,000 (AUS$443,000) and $206,000 (AUS$261,000), respectively, as an other noncurrent asset.  In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

o
The extent to which we encounter competition from other cinema exhibitors, from other sources of outside of the home entertainment, and from inside the home entertainment options, such as “home theaters” and competitive film product distribution technology such as, by way of example, cable, satellite broadcast, DVD and VHS rentals and sales, and so called “movies on demand;” and

o	The extent to and the efficiency with which, we are able to integrate any acquisitions of cinema circuits with our existing operations.

•	With respect to our real estate development and operation activities:

o	The rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;

o	The extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;

o	The risks and uncertainties associated with real estate development;

o	The availability and cost of labor and materials;

o	Competition for development sites and tenants;

o	Environmental remediation issues; and

o	The extent to which our cinemas can continue to serve as an anchor tenant which will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations; and

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

At September 30, 2007, approximately 51% and 24% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $10.5 million in cash and cash equivalents.  At December 31, 2006, approximately 49% and 23% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $9.0 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense.  The resulting natural operating hedge has led to a somewhat negligible foreign currency effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was $1.9 million and $14.4 million for the three and nine months ended September 30, 2007.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes described below, approximately 46% and 82% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $8.2 million and $7.1 million, respectively, and the change in our quarterly net income would be $118,000 and $21,000, respectively.  At the present time, we have no plan to hedge such exposure.  On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes and paid off our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and retired a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million).  By paying off our New Zealand debt and paying down on our Australia debt with the proceeds of our Trust Preferred Securities, we have added an increased element of currency risk to our Company.  We believe that this currency risk is mitigated by the comparatively favorable interest rate and the long-term nature of the fully subordinated notes.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of September 30, 2007 and December 31, 2006, we have recorded a cumulative unrealized foreign currency translation gain of approximately $47.9 million and $33.4 million, respectively.

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

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in approximately $91,000 increase in our 2007 Quarter Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in approximately $94,000 decrease the 2007 Quarter of Australian and New Zealand interest expense.

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

Changes in Internal Control over Financial Reporting

Except as noted below, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to June 30, 2007, we determined that a material control weakness existed at June 30, 2007 related to the preparation of the statement of cash flows, which were operating ineffectively as of the reporting date of the quarterly consolidated financial statements and failed to prevent or detect errors in our quarterly consolidated financial statements.  As a result of identifying this control weakness, we materially changed our system of internal controls over financial reporting.  This change of internal controls involves a more complete management review process of the statement of cash flows.  We believe that these enhanced procedures provide additional internal controls over financial reporting and improve our ability to identify potential accounting issues prior to and during the comprehensive review of our consolidated financial statements.  Management believes these changes, which were implemented during the three months ending September 30, 2007, have remediated the control weakness that led to the June 30, 2007 adjustment discussed above.  Such remediation was completed and tested by us and such enhanced internal controls over financial reporting were subject to our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007.

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

READING INTERNATIONAL, INC.

Date:	November 6, 2007	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	November 6, 2007	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer

EXHIBIT 31.1

CERTIFICATIONS
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James J. Cotter, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Reading International, Inc.;

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
James J. Cotter
Chief Executive Officer
November 6, 2007

EXHIBIT 31.2

CERTIFICATIONS
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrzej Matyczynski, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Reading International, Inc.;

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
November 6, 2007

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in his capacity as an officer of Reading International, Inc.  (the “Company”), for purposes of 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

•
The Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934; and

•	The information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Dated:  November 6, 2007

/s/ James J. Cotter
Name: James J. Cotter
Title: Chief Executive Officer

/s/ Andrzej Matyczynski
Name: Andrzej Matyczynski
Title: Chief Financial Officer