Form 10-K
period 2007-12-31
READING INTERNATIONAL INC
filed 2008-03-28
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☑

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 17, 2007, there were 20,992,909 shares of Class A Non-voting Common Stock, par value $0.01 per share and 1,495,490 shares of Class B Voting Common Stock, par value $0.01 per share, outstanding. The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $153,983,000 as of March 26, 2007.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2007

PART I

Item 1 – Our Business

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

We are an internationally diversified company principally focused on the ownership and development of land and brick, mortar entertainment and real property assets.  Our businesses consist primarily of:

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

Recognizing that we are part of a world economy, we endeavor to keep a balance between our US and overseas assets.  Taking into account acquisitions made in February 2008 as described more fully below, we currently have approximately 35% of our assets (based on book value) in the United States, 44% in Australia and 21% in New Zealand.

While we do not believe the cinema exhibition business to be a growth business at this time, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in a recessionary or inflationary environment.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular, and competitively priced option.  However, since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see our future asset growth coming more from our real estate development activities and from the acquisition of existing cinemas rather than from the development of new cinemas.  Over time, we anticipate that our cinema operations will become increasingly a source of cash flow to support our real estate oriented activities, rather than a focus of growth, and that our real estate activities will, again, over time become the principal thrust of our business.  We also, from time to time, invest in the shares of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses.

Consistent with this philosophy, on February 22, 2008 we acquired from two commonly owned companies, Pacific Theatres and Consolidated Amusement Theatres, substantially all of their cinema assets in Hawaii, San Diego County, and Northern California for $69.3 million.  In total, we acquired fourteen mature leasehold cinemas and the management rights to one additional mature cinema, representing a total of 181 screens.  In saying that these cinema are “mature” we mean that they have been in operation for some years, and are, in our view, proven performers in their markets.  For the fiscal year ended December 28, 2007, we estimate that these theatres produced gross revenues of approximately $78.0 million.  We refer to these cinemas from time to time in this report as Consolidated Cinemas.  While this was a major acquisition for us, we believe it to have been a reasonably conservative investment, given the mature status of these assets and the fact that our Chairman and Chief Operating Officer are both familiar with these assets and the markets in which they operate due to their prior association with the sellers.

Our acquisition of the Consolidated Cinemas was financed, principally with a combination of commercial lenders institutional finance ($50.0 million) and seller finance ($21.0 million).  Accordingly, our investment was approximately $2.2 million to cover for transaction related costs and expenses such as attorneys’ fees, financing fees, and transfer fees.  Reading International, our parent company, has provided a guarantee on the commercial lending up until the time when the leverage ratio reaches a 2.75 to 1.00.  The sellers financing is recourse to companies having as their only assets the Consolidated Cinemas and two of our domestic cinemas, our Manville and Angelika Dallas cinemas.

While we have not yet completed a 2007 audit of the results of the operation of these cinema assets, we believe based upon information provided to us by the sellers that these cinemas generated approximately $78.0 million in gross revenue for the twelve months ended December 31, 2007 as compared to gross revenues of approximately $76.7 million for the twelve months ended December 31, 2006.  This compares to approximately $103.5 million in revenue for our existing cinemas for the year ended December 31, 2007.  While the ultimate purchase price is subject to various downward adjustments (including adjustments to reflect currently anticipated competition from announced cinema developments in the markets serviced by Consolidated Cinemas), we believe that the purchase price represents an approximately 5.5X EBITDA multiple, based upon the proforma EBITDA for these cinemas (calculated without reference to general and administrative costs incurred at levels above the cinema operating level) used in our evaluation of the purchase of these assets.   We believe that these cinemas represented an approximately 70% market share of Hawaii and 12% market share of the San Diego County cinema markets for this period.  For book purposes, we will carrying Consolidated Cinemas at an initial value of $69.3 million, but as previously noted, this price is subject to adjustment.  While no assurances can be given, we currently anticipate a reduction in this amount of between $6.25 million and $22.7 million, depending principally upon competitive developments over the next several years.

We also acquired for 5.1 million (AUS$6.0 million) a 20% interest in Becker Group Limited (“BGL”), which is in the art film exhibition and distribution business in Australia and the television remote and special event broadcast business in Australia and New Zealand.  In February, BGL announced that it had entered into an agreement to sell its cinema and film distribution business for approximately $18.4 million (AUS$21.0 million) in cash to Icon Film Distribution Pty Limited (a company associated with Mel Gibson).  BGL is controlled by Prime Media Group Limited, which owns approximately 76% of the outstanding shares of that company.

We are currently in discussions with the owners of other cinema circuits as to the possible acquisition of one or more of those circuits or in some cases, for portions of the cinema assets being offered for sale.  In New Zealand, SkyCity Cinemas has announced its interest in selling its New Zealand circuit and we have made a non-binding proposal to acquire a substantial portion of those assets.  However, no assurances can be given as to the ultimate outcome of those discussions, and we are limited by our confidentiality arrangements from discussing the details of our proposals.  We are also in discussion with the owner of a circuit in the United States, but again those discussions are subject to a confidentiality agreement.

On the real estate front, we acquired the long-term ground lease interest underlying our Tower Theatre in Sacramento, we acquired directly fee interests in New Zealand representing some 16,000 square feet of land and some 25,000 square feet of improvements, and through our affiliate, Landplan Property Partners, Ltd (“Landplan”) acquired two developmental properties in New Zealand representing some 2.8 million square feet of land, and 8,700 square feet of current improvements, for a total purchase price of $20.6 million.

Financing

Historically, we have endeavored to match the currency in which we have financed our development with the jurisdiction within which these developments are located.  However, believing that the US Dollar was likely to materially decrease in value versus the New Zealand and Australian Dollars, in February 2007 we privately placed $50.0 million of 20-year Trust Preferred Securities, with dividends fixed at 9.22% for the first five years, to serve as a long term financing foundation for our real estate assets and to pay down our New Zealand and Australia Dollar denominated debt.

There are no principal payments until maturity in 2027 when the notes are paid in full.  Although structured as the issuance of trust preferred securities by a related trust, the financing is essentially the same as an issuance of fully subordinated debt: the payments are tax deductible to us and the default remedies are the same as debt.  The net proceeds of this issuance were used principally to retire all of our then outstanding bank indebtedness in New Zealand of $34.4 million (NZ$50.0 million) and to pay down our bank indebtedness in Australia by $5.8 million (AUS$7.4 million).

Summary

In short, while we do have operating company attributes, we see ourselves principally as a hard asset company and intend to add to shareholder value by building the value of our portfolio of tangible assets including both entertainment and other types of land, brick, and mortar assets.  We are endeavoring to maintain a reasonable balance between our domestic and overseas assets and operations, and a reasonable balance between our cash generating cinema operations and our cash consuming real estate development activities.  We believe that by blending the cash generating capabilities of a cinema company with the investment and development opportunities of a real estate development company, we are unique among public companies in our business plan.

At December 31, 2007, our assets include:

•	interests in 44 cinemas comprising some 286 screens;

•
fee ownership of approximately 1.1 million square feet of developed commercial real estate, and approximately 15.3 million square feet of land (including approximately 5.2 million square feet of land held for development), located principally in urbanized areas of Australia, New Zealand and the United States;

•	cash, cash equivalents and investments in marketable securities aggregating $20.8 million;

•
a 25% interest in the limited liability company that developed Place 57, the 36-story, 68-residential unit mixed use condominium project on 57th Street near 3rd Avenue in Manhattan, the principal remaining asset of which is approximately 3,700 square feet of retail space on the ground floor of that building onto 57th Street;

•	an approximately 20% interest in BGL, described above; and

•
an 18.4% interest in Malulani Investments Limited (“MIL”), a private Hawaiian corporation whose assets consist primarily of real estate, including approximately 22,000 acres of land (a portion of which is improved with the Guenoc Winery and vineyards), located in Napa and Lake Counties, in California.

At December 31, 2007, the book value of our assets was approximately $346.1 million; and as of that same date, we had a consolidated stockholders’ book equity of approximately $121.4 million.  Calculated based on book value, nearly 68% of our assets, or approximately $235.3 million, relates to our real estate activities.  Calculated based on book value, nearly 78% of our assets, or approximately $270.9 million, represents assets located in Australia and New Zealand.  However, taking into account our acquisition of Consolidated Cinemas, this allocation is now approximately 57% and 65% respectively.

At December 31, 2007, the allocation between our cinema assets and our non-cinema assets was approximately 23% and 77%, respectively.  However, taking into account our acquisition of Consolidated Cinemas, this allocation is now approximately 36% and 64%, respectively.

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

•
third, pure cinema operators can get themselves into financial difficulty as demands upon them to produce cinema based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites.  While we believe that there will continue to be attractive cinema acquisition opportunities in the future, and believe that we have taken advantage of one such opportunity through our purchase of Consolidated Cinemas, we do not feel pressure to build or acquire cinemas for the sake of simply adding on units, and intend to focus our cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us; and

•
fourth, we are never afraid to convert an entertainment property to another use, if that is a higher and better use of our property, or to sell individual assets, if we are presented with an attractive opportunity.  Our former Sutton Theater, for example, provided the real estate base for our Place 57 development.

Our current cinema assets are described in the following chart:

	Wholly Owned	Consolidated[1]	Unconsolidated[2]	Managed[3]	Totals
Australia	16 cinemas 120 screens	3 cinemas 16 screens	1 cinema[4] 16 screens	None	20 cinemas 152 screens
New Zealand	9 cinemas 48 screens	None	6 cinemas[5] 30 screens	None	15 cinemas 78 screens
United States	6 cinemas 41 screens	1 cinema[6] 6 screens	None	2 cinemas 9 screens	9 cinemas 56 screens
Totals without Consolidated Cinemas	31 cinemas 209 screens	4 cinemas 22 screens	7 cinemas 46 screens	2 cinemas 9 screens	44 cinemas 286 screens
Consolidated Cinemas	14 cinemas 173 screens	None	None	1 cinemas 8 screens	15 cinemas 181 screens
Totals with Consolidated Cinemas	45 cinemas 382 screens	4 cinemas 22 screens	7 cinemas 46 screens	3 cinemas 17 screens	59 cinemas 467 screens

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

In 2006, we formed Landplan Property Partners, Ltd, to identify, acquire and develop or redevelop properties on an opportunistic basis.  Typically, properties are acquired or held in individual special purpose entities.  We refer to Landplan Property Partners, Ltd, collectively with these special purpose entities as “Landplan.”  As of December 31 2007, Landplan has acquired one property in Australia and two properties in New Zealand for an aggregate investment of $16.0 million.

In addition, we have acquired an approximately 18.4% common equity interest in Malulani Investments Limited, a closely held Hawaiian company which currently owns approximately 22,000 acres of agricultural land in Northern California.  Included among Malulani’s assets are the Guenoc Winery, consisting of approximately 400 acres of vineyard land and a winery configured to bottle up to 120,000 cases of wine annually and Langtry Estates and Vineyards.  This land and commercial real estate holdings are encumbered by debt.

To date, we have developed, in Australia and New Zealand, three ETRCs comprising approximately 337,000 square feet of development and the shopping center component of a fourth proposed ETRC, comprising some 100,000 square of development.  The 100,000 square feet of shopping center space in this fourth proposed ETRC is fully leased, and it is anticipated that the cinema component will be completed in 2009.

Our US holdings include the fee interest in three live theatres in Manhattan (the Union Square, Orpheum and Minetta Lane) a multi-stage live theatre in Chicago (the Royal George) and a 75% interest in the limited liability company that owns the fee interest in our Cinemas 1, 2 & 3 property in Manhattan.

In total, taking into account the acquisition of Consolidated Cinemas, on a consolidated basis, we own approximately 15.3 million square feet of land and approximately 2.3 million square feet of improvements, of which approximately 1.7 million square feet is leased by us as tenant under various cinema leases.

Our real estate activities, holdings, and development are described in more detail in the Item 2 – Properties.

Certain Segment and Geographical Distribution Information

Financial Information about our various segments is set out in Note 22 – Business Segments and Geographic Area Information.

The following table sets forth the book value of our property and equipment by geographical area as of December 31, 2007 (dollars in thousands):

	December 31,
	2007	2006
Australia	$90,956	$86,317
New Zealand	44,030	38,772
United States	43,188	45,578
Property and equipment	$178,174	$170,667

The following table sets forth our revenues by geographical area (dollars in thousands):

	December 31,
	2007	2006	2005
Australia	$63,657	$53,434	$47,181
New Zealand	24,371	21,230	20,179
United States	31,207	31,461	30,745
Total Revenues	$119,235	$106,125	$98,105

We Are a Controlled Company under American Stock Exchange Rules and Regulations

We are a “Controlled Company” under Section 801(a) of the American Stock Exchange Company Guide.  Accordingly, we are not subject to the American Stock Exchange requirements that at least half of our directors be independent or that we have an independent nominating committee.

As of December 31, 2007, we had outstanding 20,987,115 shares of our Class A Stock and 1,495,490 shares of our Class B Stock.  As of this same date, Mr. James J. Cotter was our controlling stockholder, with fully diluted beneficial ownership of 1,123,888 shares of our Class B Stock, representing approximately 70.4% of such shares.  In addition, Mr. Cotter, his affiliates, and members of his immediate family are the fully diluted beneficial owners of 5,610,833 shares of our Class A Stock.  Collectively, their beneficial ownership represents approximately 30.0% of our aggregate outstanding Class A Stock and Class B Stock.

Mr. Cotter and two of his children, Margaret Cotter and James J. Cotter, Jr., currently serve as three of the eight members of our Company’s Board of Directors.  Mr. James J. Cotter, Jr. is the Vice-Chairman of our Company.  Ms. Ellen Cotter, also a child of Mr. Cotter, Sr., is the Chief Operating Officer for our Domestic Cinemas and will be responsible for running the recently acquired Consolidated Cinemas.  A company wholly owned by Ms. Margaret Cotter manages our live theater operations.  Sutton Hill Capital (a partnership in which Mr. Cotter (i) owns a 50% interest) owns a 25% interest in the limited liability company that owns our Cinemas 1, 2 & 3 property in Manhattan, (ii) owns the ground lease interest and is the sublandlord under our sublease of our Village East property, also in Manhattan, and (iii) holds notes issued by RDI in the amount of $14.0 million.

The Cotter Family has advised us that they consider their investment in our Company to be a long term investment, and that they do not currently contemplate any change of control transaction with respect to the Company or any material portion of its assets.

A discussion of related party transactions is set forth in Note 25 – Related Parties and Transactions to the 2007 Consolidated Financial Statements.

A More Detailed Description of Our Business

Our Pacific Rim Cinema Operations (Australia and New Zealand)

General

On a consolidated basis, we currently own or operate 19 cinemas consisting of 136 screens in Australia, and 15 cinemas with 78 screens in New Zealand.  We also own, directly or indirectly, 50% unincorporated joint venture interests in six cinemas, consisting of 30 screens, in New Zealand and a 33% unincorporated joint venture interest in a 16-screen cinema in the Brisbane area of Australia.

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

Our Australian and New Zealand cinemas derive approximately 73% of their 2007 revenues from box office receipts.  Ticket prices vary by location, and provide for reduced rates for senior citizens and children.  Box office receipts are reported net of state and local sales or service taxes.  Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by the exhibitor.  Film distributors may advertise certain feature films and pay the cost of such advertising.  Film rental costs average approximately 42% of box office revenues in Australia and in New Zealand.

Concession sales account for approximately 24% and 22% of our total 2007 revenues in Australia and New Zealand, respectively.  Concession products primarily include popcorn, candy, and soda; although certain of Reading’s Australia and New Zealand cinemas have licenses for the sale and consumption of alcoholic beverages.  During 2007, we realized a gross margin on concession sales of approximately 22% and 26% in Australia and New Zealand, respectively.

Screen advertising and other revenues contributed approximately 4% and 5% of our total 2007 revenues in Australia and New Zealand, respectively.  The screen advertising business in Australia and New Zealand has moved to prominently 35mm film advertisements by national advertisers.  Local advertising is undertaken by individual cinema operators on a site-by-site basis and is largely undertaken via the improved technology offered by digital projection.  Our cinemas, where it is applicable, undertake slide advertising as an ancillary function to the overall cinema business.

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

Through Rialto Entertainment, we are a 50% joint venture partner with SkyCity Leisure Ltd (“Sky”) in Rialto Cinemas, the largest art cinema circuit in New Zealand.  The joint venture owns or manages five cinemas with 22 screens in the New Zealand cities of Auckland, Wellington, Dunedin, Hamilton, and Christchurch.  All of the cinemas are in leased facilities.  Our interest in this joint venture is accounted for using the equity method.

We also own a one-third interest in Rialto Distribution.  Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.  The remaining 2/3rd interest is owned by the founders of the company, who have been in the art film distribution business since 1993.  While prior to our acquisition of this interest in late 2005, we have not historically been involved in the distribution of film, we believe that this investment complements our cinema exhibition operations in Australia and New Zealand and could potentially complement our art film exhibition activities in the United States.  Our interest in this joint venture is accounted for using the equity method.

One of our cinemas, consisting of eight screens, in Botany Downs, New Zealand is held in a 50/50 unincorporated joint venture with Everard Entertainment.  We also have a 33% unincorporated joint venture interest in a 16-screen multiplex cinema located in a suburb of Brisbane, and operated under the Birch Carroll & Coyle name.  Our interest in these joint ventures is accounted for using the equity method.

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

The ceremonial supreme executive is the British monarch, represented by the governor-general and in each of the six states by a governor.  These officials are appointed by the British monarch, but appointments are always recommended by the Australian government.  True executive power rests with the prime minister, the leader of the majority party in the House of Representatives.  The legislature is bicameral, with a Senate and a House of Representatives, and the ministers are appointed by the prime minister from the membership of the House and the Senate.  The organization of the state government is similar to that of the central government.  Each state has an appointed governor, an elected premier, and a legislature.

Australia is the sixth largest country in the world in landmass with a population of approximately 20.4 million people.  This population is concentrated in a few coastal urban areas, with approximately 4.1 million in the greater Sydney area, 3.9 million in the greater Melbourne area, 1.8 million in the Brisbane area, 1.5 million in Perth and 1.1 million in Adelaide.  Australia is one of the richest countries in the world in terms of natural resources per capita and one of the most economically developed countries in the world, although vast areas of the interior, known as “the Outback,” remain all but uninhabited.  The principal language is English, and the largest part of the population traces its origin to Britain and Europe, although an increasing portion of the population has emigrated from the Far East.  Australian taste in film has historically been similar to that of American audiences.

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

Background Information Concerning New Zealand

New Zealand is also a self-governing member of the Commonwealth of Nations.  It is comprised of two large islands, and numerous small islands, with a total land area of approximately 104,500 square miles.  The country has a population of approximately 4.1 million people, most of who are of European descent and the principal language is English.  Wellington, with a population of approximately 550,000, is the capital and Auckland, with a population of approximately 1.3 million, is the largest city.  Most of the population lives in urban areas.

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

Competition

The film exhibition market in both Australia and New Zealand is highly concentrated and, in certain cases in Australia, vertically integrated.  The principal exhibitors in Australia include a joint venture of Greater Union and Village (GUV) in certain suburban multiplexes.  The major exhibitors control approximately 68% of the total cinema box office: Village/Greater Union/Birch Carroll and Coyle 45% and Hoyts Cinemas (“Hoyts”) 21%.  Greater Union have 243 screens nationally; Village 218 screens; Birch Carroll & Coyle (a subsidiary of Greater Union) 230 screens and Hoyts 333 screens.  By comparison, our cinemas represent approximately 6% of the total box office.

The major players in New Zealand are Sky Cinemas with 94 screens nationally, Reading with 59 screens (not including partnerships), and Hoyts with 61 screens.  The major exhibitors in New Zealand control approximately 71% of the total box office: Sky Cinemas 31%, Reading 21% and Hoyts 19%, (Sky and Reading market share figures again do not include any partnership theaters).  Sky has announced that it is interested in selling its cinema assets and is currently conducting a controlled auction of those assets.  We have made a proposal to acquire a portion of those assets.  We understand that Hoyts is also interested in acquiring all or some substantial portion of those assets.  Due to antitrust limitations, we believe it unlikely that either Hoyts or we would be permitted by the New Zealand anti-trust authorities to acquire all of Sky’s New Zealand cinema assets.

In 2003, we acquired a 33% unincorporated joint venture interest in an existing 16-screen cinema located in suburban Brisbane that is currently owned in principal part by Village and Birch Carroll & Coyle.  This is our only joint venture arrangement with any of the Major Exhibitors in Australia.  We are a 50/50 joint venture partner with Sky in the Rialto circuit in New Zealand.

Greater Union is the owner of Birch Carroll & Coyle.  Generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by a joint venture comprised of Greater Union and Village.  These companies have substantial capital resources.  Village had a publicly reported consolidated net worth of approximately $709.8 million (AUS$808.8 billion) at June 30, 2007.  The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately $445.4 million (AUS$507.6 million) at June 30, 2007.  Hoyts does not separately publish financial reports.  Hoyts is currently owned by Pacific Equity Partners.

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

Currency Risk

Generally speaking, we do not engage in currency hedging.  Rather, to the extent practicable, we operate our Australian and New Zealand operations on a self-funding basis.  Other than the capitalization of existing debt from time to time, no funds have been contributed from our U.S. operations to our Australia or New Zealand operations since 2001 until our February 2007 Trust Preferred Offering described below.  The book value, stated in U.S. dollars, of our net assets in Australia and New Zealand, (assets less third party liabilities and without intercompany debt), at December 31, 2007 are as follows (dollars in thousands):

Net Assets
Reading Australia	$81,318
Reading New Zealand	71,214
Net Assets	$152,532

In 2006, we determined that it would be beneficial to have a layer of long-term fully subordinated debt financing to help support our long-term real estate assets.  On February 5, 2007 we issued $50.0 million in 20-year fully subordinated notes, interest fixed for five years at 9.22%, to a trust which we control, and which in turn issued $50.0 million in trust preferred securities in a private placement.  There are no principal payments until maturity in 2027 when the notes are paid in full.  The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes.  The placement generated $48.4 million in net proceeds, which were used principally to retire all of our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million).  This is a departure from our historic practice of borrowing principally in local currencies and adds an increased element of currency risk to our Company.  We believe that this currency risk is mitigated by the comparatively favorable interest rate and the long-term nature of the fully subordinated notes.  Since February 5, 2007 through December 31, 2007, the US dollar has dropped vis-à-vis both the Australian and the New Zealand dollar.

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

Employees

Reading Australia has 23 full time executive and administrative employees and approximately 707 cinema and property employees.  None of our Australia based employees is unionized.  Reading New Zealand has 8 full time executive and administrative employees and approximately 261 cinema and property level employees.  On January 26, 2007, we entered into a collective agreement with the employees of our Courtenay Central complex which has an 18-month term.  This agreement defines the terms of engagement of our employees and is consistent with other industry agreements.  Notwithstanding the unionization effort in New Zealand, we believe our relations with our employees to be generally good.

Our Domestic Cinemas

General

We currently operate 237 screens in 24 cinemas in the United States (including 3 managed cinemas with 17 screens).  Our domestic cinema operations engage in the exhibition of mainstream general release film in our conventional cinemas, such as the Cinemas 1, 2 & 3, the Village East Theatre and the East 86th Street Cinema in Manhattan and the Manville 12 in Manville, New Jersey and the Consolidated Cinemas.  We also engage in the exhibition of art and specialty film at our art cinemas such as the Angelika Film Centers in Manhattan, Dallas, Houston and Plano and the Tower Theatre in Sacramento, California.

Most of our domestic cinemas are leased, other than the Cinemas 1, 2 & 3 property (which is owned by a subsidiary in which we have a 75% interest) and three cinemas which are operated pursuant to management contracts.  Our Angelika cinema in Manhattan is owned by a limited liability company owned 50% by us and 50% by a subsidiary of National Auto Credit, but it is under our management.  Three of our cinemas are held pursuant to ground leases which in each case allow long-term renewal rights and provide us with flexibility for altering the use of the property: our Manville 12 in New Jersey, Kapolei 16 in Hawaii, and the Tower Theatre in Sacramento.  A fourth theatre, the Village East in Manhattan, is held pursuant to a sublease of a long term ground lease, and we have an option under that sublease to acquire the ground lease estate held by our sublandlord.

In recent years, the domestic cinema exhibition industry has gone through major retrenchment and consolidation, creating considerable uncertainty as to the direction of the domestic film exhibition industry, and our role in that industry.  Several major cinema exhibition companies have gone through bankruptcy over the past five years, or have been otherwise financially restructured.  Regal Cinemas emerged from bankruptcy and combined with Edwards and United Artists (which also went through bankruptcy) to create a circuit that has now grown to approximately 6,388 screens, in approximately 527 cinemas.  AMC now has approximately 5,138 screens in approximately 359 cinemas in the United States and Canada.  Landmark Theaters, the largest art and specialty film exhibitor in the United States, has also emerged from bankruptcy and is now owned by a private company controlled by Mark Cuban (an individual with a reported personal net worth of $2.3 billion).  These companies, having used bankruptcy to restructure their debt and to rid themselves of burdensome leases and in some cases to consolidate, are now much stronger competitors than they were just a few years ago.

A significant number of older conventional screens have, as a result of this consolidation process, been taken out of the market.  We estimate that the total domestic screen count has decreased from 37,396 in 2000 to 36,165 in 2005.  Industry analysts project further consolidation in the industry, as players such as Cablevision seek to divest their domestic cinema exhibition assets.  Accordingly, while we believe that recent developments may in some ways have aided the overall health of the domestic cinema exhibition industry, there remains considerable uncertainty as to the impact of this consolidation trend on us and our domestic cinema exhibition business, as we are forced to compete with these stronger and reinvigorated competitors and the significant market share commanded by these competitors.

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

Several major exhibitors have now announced plans to convert their cinemas to digital projection.  At some point, this will compel us likewise to incur the costs of conversion, as the costs of digital production are much less than the cost of conventional film production, from the studio’s point of view and as distributors will, at some point in time cease distributing film prints.  We estimate that, at the present time, it would likely cost in the range of $23.7 million for us to convert our wholly owned cinemas to digital distribution on a worldwide basis.

In the case of in-the-home entertainment alternatives, the industry is faced with the significant leaps achieved in recent periods in both the quality and affordability of in-the-home entertainment systems and in the accessibility to entertainment programming through cable, satellite, and DVD distribution channels.  These alternative distribution channels are putting pressure on cinema exhibitors to reduce the time period between theatrical and secondary release dates, and certain distributors are talking about possible simultaneous or near simultaneous releases in multiple channels of distribution.  These are issues common to both our domestic and international cinema operations.

Our domestic cinemas derive approximately 40% of their revenues from box office receipts.  Ticket prices vary by location, and provide for reduced rates for senior citizens and children.  Box office receipts are reported net of state and local sales or service taxes.  Show times and features are placed in advertisements in local newspapers and, in some cases, Reading contributes a small percentage of these costs.  Film distributors may also advertise certain feature films and those costs are generally paid by distributors.  Film rental expense represented approximately 39% of box office receipts for 2007.

Concession sales account for approximately 20% of total revenues.  Concession products primarily include popcorn, candy and soda, but Reading’s art cinemas typically offer a wider variety of concession offerings.  Our Angelika cinemas in Manhattan, Dallas, Houston, and Plano include café facilities, and the operations in Dallas, Houston, and Plano are licensed to sell alcoholic beverages.  Our domestic cinemas achieved a gross margin on concession sales of approximately 14% for 2007.

Screen advertising and other revenues contribute approximately 8% of total revenues for 2007.  Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

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

Accordingly, competition for films can be intense, depending upon the number of cinemas in a particular market.  Our ability to obtain top grossing first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens we can supply to distributors.  Moreover, as a result of the dramatic and recent consolidation of screens into the hands of a few very large and powerful exhibitors such as Regal and AMC, these mega exhibition companies are in a position to offer distributors access to many more screens in major markets than we can.  Accordingly, distributors may decide to give preferences to these mega exhibitors when it comes to licensing top grossing films, rather than deal with independents such as ourselves.  The situation is different in Australia and New Zealand where typically every major multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex cinema.

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

Employees

At December 31, 2007, we employed approximately 354 individuals to operate our domestic cinemas and to attend to our real property operations.  On January 31, 2003, we renegotiated our collective bargaining agreement with the projectionist union with respect to our Manhattan cinemas.  We negotiated a termination of our contract with the union effective January 31, 2007.  Our principal executive and administrative offices are located in Commerce, California.  Approximately 7 executives and 23 other employees are located at our executive offices in Commerce and Manhattan.  We believe our relations with our employees to be good.

With the acquisition of Consolidated Cinemas, we took on an additional 580 employees in Hawaii and California.  We also assumed two union contracts, previously negotiated by the sellers of those assets.  These contracts have terms through August 2008.

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

Our real estate activities, holdings, and development are described in more detail in the Item 2 – Properties.

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

Malulani Investments

In addition, we have acquired an approximately 18.4% common equity interest in Malulani Investments Limited (MIL), a closely held Hawaiian company which currently owns developed real estate principally in California, and Hawaii, and approximately 22,000 acres of agricultural land in Northern California.  Included among Malulani’s assets are the Guenoc Winery, consisting of approximately 400 acres of vineyard land and a winery configured to bottle up to 120,000 cases of wine annually and Langtry Estates and Vineyards.  This land and commercial real estate holdings are encumbered by debt.  To date, our requests to management for information about MIL, including consolidated financial information, have not been honored.  We have brought litigation against MIL and certain of its directors in an effort to improve our access to information, including consolidated financial information.  While we believe that we should prevail in our efforts in this regard, as in all litigation matters, no assurances can be given.

Incident to that investment, we have entered into a shareholders’ agreement with Magoon Acquisition & Development, LLC (“Magoon LLC”), which includes certain rights of first refusal and cost sharing provisions and which grants to James J. Cotter (our Chairman, Chief Executive Officer and controlling shareholder), a proxy to vote the shares held by Magoon LLC in MIL and in MIL's parent company, The Malulani Group, Limited (“TMG”).  Magoon LLC owns approximately 12% of MIL and 30% of TMG.  Accordingly, through Mr. Cotter, we currently vote 30% of the shares of MIL and TMG which represents a voting interest sufficient to elect one representative to the boards of directors of each of these two companies.  Through the use of this voting power, we have elected Mr. Cotter to the Board of Directors of MIL.  The shareholders agreement also gives us the right to cause Magoon LLC to join with us in the formation of a limited liability company which we would control, and which would provide to us, after return of capital on a last in, first out basis, a 20% preferred allocation of profits and distributions.

In January of this year, we contributed 100 shares of the Class A Common Stock (representing approximately 0.04% of our interest in MIL) to the RDI Employee Investment Fund, LLC (the “Employee Fund”).  The Employee Fund currently has 49 members, in addition to Reading.

Item 1A – Risk Factors

Investing in our securities involves risk.  Set forth below is a summary of various risk factors which you should consider in connection with your investment in our company.  This summary should be considered in the context of our overall Annual Report on Form 10K, as many of the topics addressed below are discussed in significantly greater detail in the context of specific discussions of our business plan, our operating results, and the various competitive forces that we face.

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

The narrowing of this so-called “window” for cinema exhibition may be problematic since film licensing fees have historically been front end loaded.  On the other hand, the significant quantity of films produced in recent periods has probably had more to do, at least to date, with the shortening of the time most movies play in the cinemas, than any shortening of the cinema exhibition window.  In recent periods, there has been discussion about the possibility of eliminating the cinema window altogether for certain films, in favor of a simultaneous release in multiple channels of distribution, such as theaters, pay-per-view, and DVD.  However, again to date, this move has been strenuously resisted by the cinema exhibition industry and we view the total elimination of the cinema exhibition window, while theoretically possible, to be unlikely.

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

•
The leasing or sell-out of the project.  Ultimately, there are the risks involved in the leasing of a rental property or the sale of condominium or built-for-sale property.  Leasing or sale can be influenced by economic factors that are neither known nor knowable at the commencement of the development process and by local, national, and even international economic conditions, both real and perceived.

•
The refinancing of completed properties.  Properties are often developed using relatively short-term loans.  Upon completion of the project, it may be necessary to find replacement financing for these loans.  This process involves risk as to the availability of such permanent or other take-out financing, the interest rates, and the payment terms applicable to such financing, which may be adversely influenced by local, national, or international factors.  To date, we have been successful in negotiating development loans with roll over or other provisions mitigating our need to refinance immediately upon completion of construction.

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

•
Risk of adverse government regulation.  At the present time, we believe that relations between the United States, Australia, and New Zealand are good.  However, no assurances can be given that this relationship will continue and that Australia and New Zealand will not in the future seek to regulate more highly the business done by US companies in their countries.

Risks Associated with Certain Discontinued Operations

Certain of our subsidiaries were previously in industrial businesses.  As a consequence, properties that are currently owned or may have in the past been owned by these subsidiaries may prove to have environmental issues.  While we have, where we have knowledge of such environmental issues and are in a position to make an assessment as to our exposure, established what we believe to be appropriate reserves, we are exposed to the risk that currently unknown problems may be discovered.  These subsidiaries are also exposed to potential claims related to exposure of former employees to coal dust, asbestos, and other materials now considered to be, or which in the future may be found to be, carcinogenic or otherwise injurious to health.

Operating Results, Financial Structure and Certain Tax Matters

We have negative working capital.

In recent years, as we have invested our cash in new acquisitions and the development of our existing properties, we have moved from a positive to a negative working capital situation.  This negative working capital, which we consider to be akin to an interest free loan, is typical in the cinema exhibition industry, since revenues are received in advance of our obligation to pay film licensing fees, rent and other costs.  At the present time, we have credit facilities in place which, if drawn upon, could be used to eliminate this negative working capital position.

We have substantial short to medium term debt.

Generally speaking, we have financed our operations through relatively short-term debt.  No assurances can be given that we will be able to refinance this debt, or if we can, that the terms will be reasonable.  However, as a counterbalance to this debt, we have significant unencumbered real property assets, which could be sold to pay debt or encumbered to assist in the refinancing of existing debt, if necessary.  In February 2007, we issued $50.0 million in 20-year Trust Preferred Securities, and utilized the net proceeds principally to retire short-term bank debt in New Zealand and Australia.  However, the interest rate on our Trust Preferred Securities is only fixed for five years, and since we have used US Dollar denominated obligations to retire debt denominated in New Zealand and Australian Dollars, this transaction and use of net proceeds has increased our exposure to currency risk.

With the acquisition of Consolidated Cinemas we have taken on substantial additional debt.  This transaction was, in essence, 100% financed, resulting in an increase in our debt for book purposes from $177.2 million at December 31, 2007 to $248.2 million as of February 22, 2008.

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

The Internal Revenue Service has given us notice of a claimed liability of $20.9 million in back taxes, plus interest of $17.9 million.

While we believe that we have good defenses to this liability, the claimed exposure is substantial compared to our net worth, and significantly in excess of our current or anticipated near term liquidity.  This contingent liability is discussed in greater detail under Item 3 – Legal Proceedings:  Tax Audit.  If we were to lose on this matter, we would also be confronted with a potential additional $5.4 million in taxes to the California Franchise Tax Board, plus interest of approximately $4.6 million.

Our stock is thinly traded.

Our stock is thinly traded, with an average daily volume in 2007 of only approximately 4,900 shares.  This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Ownership Structure, Corporate Governance and Change of Control Risks

The interests of our controlling stockholder may conflict with your interests.

Mr. James J. Cotter beneficially owns 70.4% of our outstanding Class B Voting Common Stock.  Our Class A Non-Voting Common Stock is essentially non-voting, while our Class B Voting Common Stock represents all of the voting power of our Company.  As a result, as of December 31, 2007, Mr. Cotter controlled 70.4% of the voting power of all of our outstanding common stock.  For as long as Mr. Cotter continues to own shares of common stock representing more than 50% of the voting power of our common stock, he will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock.  Mr. Cotter will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Mr. Cotter but not to other stockholders.  In addition, Mr. Cotter and his affiliates have controlling interests in companies in related and unrelated industries.  In the future, we may participate in transactions with these companies (see Note 25 – Related Parties and Transactions).

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

Entertainment Properties

Leasehold Interests

As of December 31, 2007, we lease approximately 1.6 million square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	339,000	5 – 42 years
Australia	869,000	29 – 40 years
New Zealand	402,000	5 – 10 years

On February 22, 2008, we acquired Consolidated Cinemas, comprising approximately 727,000 square feet of cinema improvements.  This has increased our worldwide aggregate square footage of property under lease to approximately 2.3 million square feet and our aggregate square footage of property under lease in the United States of 1.1 million square feet.

Fee Interests

In Australia, we owned as of December 31, 2008 approximately 3.2 million square feet of land at eight locations plus one strata title estate consisting of 22,000 square feet.  Most of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth, and Sydney, including the 50.6-acre Burwood site in suburban Melbourne.

In New Zealand, we own a 190,000 square foot site, which includes an existing 245,000 square foot, nine level parking structure in the heart of Wellington, the capital of New Zealand.  All but 38,000 square feet of the Wellington site has been developed as an ETRC which incorporates the existing parking garage.  The remaining land is currently leased and is slated for development as phase two of our Wellington ETRC.  We own the fee interests underlying three additional cinemas in New Zealand, which properties include approximately 12,000 square feet of ancillary retail space.    In 2007, we acquired through our Landplan subsidiary an approximately 64-acre parcel of land in the transportation corridor between the Auckland airport and the Auckland central business district.  That land is currently zoned and used exclusively for agricultural purposes, and we are working to rezone the property for commercial/industrial use.  Also through Landplan, we acquired a 1.0-acre property on Lake Taupo, a popular recreational destination.  At the time we acquired our Lake Taupo property, it was improved as a motel.  We are currently in the process of redeveloping that property into condominiums.

Since the close of 2007, we have acquired or entered into agreements to acquire approximately 50,000 square foot of property in Taringa, Australia, comprising four contiguous properties, which we intend to develop.  The aggregate purchase price of these properties is $11.3 million (AUS$12.9 million), of which $1.7 million (AUS$2.0 million) relates to the three properties that have been acquired and $9.6 million (AUS$10.9 million) relates to the one property that is still under contract which is subject to certain rezoning conditions.

In the United States, we owned as of December 31, 2007, on a consolidated basis, approximately 121,000 square feet of improved real estate comprised of four live theater buildings which include approximately 58,000 square feet of leasable space, the fee interest in our Cinemas 1, 2 & 3 in Manhattan (held through a limited liability company in which we have a 75% managing member interest), and a residential condominium unit in Los Angeles, used as executive office and residential space by our Chairman and Chief Executive Officer.

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

We are basically in the business of leasing theatre space, and accordingly we do not typically invest in plays.  However, we may from time to time participate as a minority investor in order to facilitate the production of a play at one of our facilities, and do from time to time rent space on a basis that allows us to share in a productions revenues or profits.  Revenues, expenses, and profits are reported as apart of the real estate segment of our business.

Joint Venture Interests

We also hold real estate through several unincorporated joint ventures, two 75% owned subsidiaries, and one majority-owned subsidiary, as described below:

•
in Australia, we own a 66% unincorporated joint venture interest in a leased 5-screen multiplex cinema in Melbourne, a 75% interest in a subsidiary company that leases two cinemas with eleven screens in two Australian country towns, and a 33% unincorporated joint venture interest in a 16-screen leasehold cinema in a suburb of Brisbane.

•
in New Zealand, we own a 50% unincorporated joint venture interest in an eight-screen mainstream cinema in a suburb of Auckland and we own a 50% unincorporated joint venture interest in five cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, Wellington, Dunedin, and Hamilton.

•
in the United States, we own a 50% membership interest in Angelika Film Center, LLC, which holds the lease to the approximately 17,000 square foot Angelika Film Center & Café in the Soho district of Manhattan.  We also hold the management rights with respect to this asset.    We also own a 75% managing member interest in the limited liability company that owns our Cinemas 1, 2 & 3 property.

Real Estate Development

We are engaged through Reading Australia and Reading New Zealand in real estate development.  We have to date developed three Entertainment-Themed Retail Center Developments (so-called ETRCs) each of which consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking on land that we own or control.  These centers are located in Perth and Auburn (a suburb of Sydney) in Australia and Wellington in New Zealand.  We have completed the retail portions of a fourth ETRC (located in a suburb of Brisbane in Australia) and have completed the entitlement process for the construction of the cinema component, which we are in the process of evaluating.

In addition, we are pursuing the development of four additional sites in Australia and three sites in New Zealand.  The largest of these are our projects at Burwood and Moonee Ponds, both located in the area of Melbourne, Victoria, and our projects at Wellington and Manukau (a suburb of Auckland) in New Zealand.

Australia

Auburn, New South Wales

We own 109,000 square foot ETRC in Auburn anchored by a 10 screen, 57,000 square foot cinema commonly known as “Red Yard.”  Adjacent to this property, we own approximately 93,000 square feet of the site that is currently unimproved, and is intended to provide expansion space for phase II of our Red Yard project.  The centre also includes an 871 space subterranean parking garage.  The Auburn City Council, in coordination with other local governments, is currently reviewing the land use parameters for the areas adjacent to Parramatta Road in which our property is located.  Parramatta Road, which runs adjacent to Homebush Bay, the site of the 2000 Olympic Games, is one of the busiest arterial roadways in the greater Sydney area, and is considered by many to be the “gateway” to Sydney.  Consequently, there is significant community interest in rezoning the uses along this road.  As a major landowner in this area, we intend to be actively involved in this process and are hopeful that this rezoning process will materially enhance the value of our remaining unimproved parcel.  We have deferred further work on phase II until we get a better idea of the opportunities that may be opened by this rezoning process.  This unimproved parcel is currently carried on our books at $2.4 million (AUS$2.7 million).  We are currently considering whether to sell this property, and have to date received a number of offers which we are actively considering.

Burwood, Victoria

The biggest real estate project in our pipeline is the development of our 50.6-acre Burwood Project, a suburban area within the Melbourne metropolitan area.  In December 1995, we acquired the site initially as a potential ETRC location.  In late 2003, that site was designated as a “major activity centre” by the Victorian State Government and in February 2006 was rezoned to permit a broad range of entertainment, retail, commercial and residential uses.  On February 20, 2006, the Victoria State Government approved a rezoning of that parcel from an industrial classification to a mixed-use classification allowing a broad range of entertainment, retail, commercial and residential uses.  We are continuing to work to remediate environmental issues at the site and to refine that zoning, so as to be able to achieve commercial levels of density on the site.

We contemplate developing the project in a series of phases, with final completion sometime in 2015.  While the land use issues are now resolved, individual development plans will need to be prepared and approved for each of the phases, dealing with issues such as project design and traffic management.  Ultimately, we estimate that the total project will require development funding of approximately $500.0 million.  We currently carry this property on our books at $42.0 million (AUS$47.8 million).

•
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

•
we do not currently have any funding in place for the development, and are paying for current master planning activities out of cash flow and working capital.  The permitted uses outlined in the rezoning for the site are being defined through a Development Plan Overlay review by local government.  We currently estimate that complete build-out of the site will require funding in the range of $500.0 million (AUS$570.0 million).

•
our original cost basis in the site is approximately $4.2 million (AUS$5.3 million).  The property was originally acquired in 1996, but was revalued upward in connection with our Consolidation in 2001, which was treated as a purchase for accounting purposes.  This revaluation was made prior to the designation of the site as a “major activity center” in 2004.  The current book value of this property under construction is $42.0 million (AUS$47.8 million).

•	We are currently working to refine our entitlements for the site, with the intention of increasing densities to commercially reasonable levels.

•
as the property was used by its prior owner as a brickworks, it has been necessary to remove or encapsulate the contaminated soil that resulted from those operations from the site before it can be used for mixed-use retail, entertainment, commercial and residential purposes.  During 2007, we conducted further testing on the site and developed a plan to address these environmental concerns.  Substantially all of the contaminated soil slated for removal has now been removed.  As of December 31, 2007, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $7.9 million (AUS$9.0 million) and accordingly are not, in our view, material to the overall projected development costs for the project.

Indooroopilly, Brisbane

In September 2006, we acquired a land area of 11,000 square feet, and a two-story 3,000 square foot building.  We paid US$1.8 million (AUS$2.3 million) for the land.  The site is zoned for commercial purposes.  We have obtained approval to develop the property to be a 28,000 square foot grade A commercial office building comprising six floors of office space and two basement levels of parking with 33 parking spaces.  We expect to spend US$8 million (AUS$9.4 million) in development costs.  We plan to complete the project in December 2008.

Moonee Ponds, Victoria

We are also in the planning stages of the development for our 3.3-acre Moonee Ponds site.  This property is within the Moonee Ponds designated “Principal Activity Area,” allowing high-density development.  Accordingly, our plans for that property will be necessarily influenced by the manner in which adjacent properties are developed within the “Principal Activity Area.”  We are currently in the planning phase for a multi-use development.  This site is located within the Moonee Ponds “Principal Activity Area” as designated by the Victorian State Government.  The site represents an accumulation of three parcels, the last of which was acquired in 2006.  We acquired 2.9 acres of the property in April 1997, for a purchase price of $4.9 million (AUS$6.4 million).  The remaining 0.4 acres was acquired in September 2006 for a purchase price of $2.5 million (AUS$3.3 million).  We intend to work towards the finalization of a plan for the development of this site during 2008.

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

New Zealand

Lake Taupo, New Zealand

In 2007, through Landplan Property Partners, we acquired a 1.0-acre property on Lake Taupo, a popular recreational destination, for approximately $4.9 million (NZ$6.9 million)..  At the time we acquired our Lake Taupo property, it was improved as a motel.  We are currently in the process of redeveloping that property into condominiums.

Manukau, New Zealand

This is an approximately 64-acre site located in the transit corridor between Auckland Airport and the Auckland central business district.  We acquired the property in July 2007 for $9.3 million (NZ$12.1 million).  The property is currently zoned for agricultural uses only and used for grazing.  We intend to develop a master land use plan for the property and to work to effect a zoning change permitting a more intense use for the land.  We believe that the property can be rezoned and developed for a mixture of commercial/industrial uses.

Wellington, New Zealand

We are currently the owner operator of an approximately 160,000 square foot ETRC in Wellington, New Zealand, known as Courtenay Central.  The existing ETRC consists of a 10 screen cinema and approximately 38,000 square feet of retail space.  The property also includes a separate nine level parking structure, with approximately

1,086 parking spaces.  During 2006, approximately 3.5 million people went through the center.  We are currently reviewing our options for the second phase of our Wellington ETRC.  While we were successful in obtaining regulatory approval during 2006 for an approximately 162,000 square foot expansion of our existing centre, the timing of the development of that space will ultimately depend upon the retail market in Wellington, which has not been strong in recent periods.  Accordingly, our plans for that site are currently in a holding pattern, while we wait for demand for retail space to improve and consider other complementary entertainment center uses for the property.  The 38,000 square foot pad intended to support this second phase is currently carried on our books at $2.9 million (NZ$3.7 million), and is being currently rented on a month-to-month basis as a car sales yard.  The retail market has significantly softened in Wellington and this has delayed our ability to secure suitable anchor tenants for the development.  Accordingly, phase II is currently in a holding pattern as we wait for the retail market to improve and consider alternative uses for the property.

Real Estate Holdings

Our current real estate holdings are described in detail in Item 2, Properties, below.  At December 31, 2007, we owned fee interests in approximately 920,000 square feet of income producing properties (including certain properties principally occupied by our cinemas).  In the case of properties leased to our cinema operations, these number include an internal allocation of “rent” for such facilities.

Property[1]	Square Feet of Improvements (rental/entertainment)	Percentage Leased	Gross Book Value (in U.S. Dollars)
Auburn 100 Parramatta Road Auburn, NSW, Australia	57,000 / 57,000 Plus an 871-space subterranean parking structure	71%	$31,380,000
Belmont Knutsford Ave and Fulham St Belmont, WA, Australia	19,000 / 49,000	80%	$13,263,000
Cinemas 1, 2 & 3[2] 1003 Third Avenue Manhattan, NY, USA	0 / 24,000	N/A	$23,674,000
Courtenay Central 100 Courtenay Place Wellington, New Zealand	38,000 / 68,000 Plus a 245,000 square foot parking structure	76%	$24,343,000
Invercargill Cinema 29 Dee Street Invercargill, New Zealand	7,000 / 20,000	85%	$2,996,000
Maitland Cinema Ken Tubman Drive Maitland, NSW, Australia	0 / 22,000	N/A	$2,088,000
Minetta Lane Theatre 18-22 Minetta Lane Manhattan, NY, USA	0 / 9,000	N/A	$8,228,000
Napier Cinema 154 Station Street Napier, New Zealand	5,000 / 18,000	100%	$3,102,000
Newmarket[3] Newmarket, QLD, Australia	93,000 / 0	99%	$37,874,000
Orpheum Theatre 126 2nd Street Manhattan, NY, USA	0 / 5,000	N/A	$3,256,000
Royal George 1633 N. Halsted Street Chicago, IL, USA	37,000 / 23,000 Plus 21,000 square feet of parking	91%	$3,306,000
Rotorua Cinema 1281 Eruera Street Rotorua, New Zealand	0 / 19,000	N/A	$2,827,000
Union Square Theatre 100 E. 17th Street Manhattan, NY, USA	21,000 / 17,000	100%	$8,971,000

1 A number of our properties include entertainment components rented to one or more of our subsidiaries.  The rental area and percentage leased numbers are net of such entertainment components as is the book value.  Book value and rental information are as of December 31, 2007.

2 This property is owned by a limited liability company in which we hold a 75% managing interest.  The remaining 25% is owned by Sutton Hill Investments, LLC, a company owned in equal parts by our Chairman and Chief Executive Officer, Mr. James J. Cotter, and Michael Forman, a major shareholder in our Company.

3 The rental components of this project have been opened for business.  The cinema component is, however, still in the design phase and not anticipated to open until some time in 2009.

In addition, in certain cases we have long-term leases which we view more akin to real estate investments than cinema leases As of December 31, 2007, we had approximately 179,000 square foot of space subject to such long-term leases.

Property[1]	Square Footage (rental/entertainment)	Percentage Leased	Gross Book Value (in U.S. Dollars)
Manville	0 / 63,000	N/A	$1,642,000
Tower	0 / 16,000	N/A	$ 151,000
Village East	5,000 / 37,000	100%	$2,589,000
Waurn Ponds	6,000 / 52,000	100%	$6,177,000

1 A number of our properties include entertainment components rented to one or more of our subsidiaries.  The rental area and percentage leased numbers are net of such entertainment components.  Book value, however, includes the entire investment in the leased property, including any cinema fit-out.  Rental and book value information is as of December 31, 2006.

Other Property Interests and Investments

Domestic

Minority Investments in Real Estate Companies

Place 57, Manhattan

We own a 25% membership interest in the limited liability company that has developed the site of our former Sutton Cinema on 57th Street just east of 3rd Avenue in Manhattan, as a 143,000 square foot residential condominium tower, with the ground floor retail unit and the resident manager’s apartment.  The project is essentially sold out, as all of the residential units have been conveyed and only the ground floor commercial unit is still available for sale.  We are currently looking for a tenant for the commercial space, which faces on to 57th Street. At December 31, 2007, all debt on the project had been repaid, and we had received distributions totaling $9.8 million from this project, on an investment of $3.0 million made in 2004.

Malulani Investments, Limited

We own an 18.4% equity interest in Malulani Investments, Limited (“MIL”) a closely held private company organized under the laws of the State of Hawaii.  The assets of MIL consist principally of commercial properties in Hawaii and California.  MIL’s assets include the Guenoc Winery and approximately 22,000 acres of contiguous property located in Northern California.  Approximately 400 acres of the property in California consists of vineyards, while the remainder is used for agricultural purposes.  The property is currently subdivided into approximately 60 separate legal parcels.  This land and commercial real estate holdings are encumbered by debt.  To date, our requests to management for information about MIL, including consolidated financial information, have not been honored.  We have brought litigation against MIL and certain of its directors in an effort to improve our access to information, including consolidated financial information.  While we believe that we should prevail in our efforts in this regard, as in all litigation matters, no assurances can be given.

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

Non-operating Properties

We own the fee interest in 25 parcels comprising 195 acres in Pennsylvania and Delaware.  These acres consist primarily of vacant land.  We believe the value of these properties to be immaterial to our asset base, and while they are available for sale, we are not actively involved in the marketing of such properties.  With the exception of certain properties located in Philadelphia (including the raised railroad bed leading to the old Reading Railroad Station), the properties are principally located in rural areas of Pennsylvania and Delaware.

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

Item 3 – Legal Proceedings

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) completed its audits of the tax return of Reading Entertainment Inc. (RDGE) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (CRG) for its tax year ended June 30, 1997.  With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by RDGE from CRG as a part of a private placement of securities by RDGE which closed in October 1996.  A second issue involving equipment-leasing transactions entered into by RDGE (discussed below) is also involved.

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”).  The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG.  As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE.  This proposed change would result in an additional tax liability for CRG of approximately $20.9 million plus interest of approximately $17.9 million as of December 31, 2007.  In addition, this proposal would result in California tax liability of approximately $5.4 million plus interest of approximately $4.6 million as of December 31, 2007.  Accordingly, this proposed change represented, as of December 31, 2007, an exposure of approximately $48.8 million.

Moreover, California has “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income.  While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers.  Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $52.8 million.  We have accrued $4.5 million as a probable loss in relation to this exposure and believe that the possible total settlement amount will be between $4.0 million and $52.8 million.

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

We intend to litigate aggressively these matters in the U.S. Tax Court and an appeal was filed with the court on September 26, 2006.  While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of these matters.  We are currently in the discovery process, and do not anticipate a trial of this issue before 2010.

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

We are in the process of remediating certain environmental issues with respect to our 50-acre Burwood site in Melbourne.  That property was at one time used as a brickwork, and we have discovered petroleum and asbestos at the site.  During 2007, we developed a plan for the remediation of these materials, in some cases through removal and in other cases through encapsulation.  The total site preparation costs associated with the removal of this contaminated soil is estimated to be $7.9 million (AUS$9.0 million).  As of December 31, 2007, we had incurred a total of $7.1 million (AUS$8.1 million) of these costs.  We do not believe that this has added materially to the overall development cost of the site, as much of the work is being done in connection with excavation and other development activity already contemplated for the property.

Whitehorse Center Litigation

On October 30, 2000, we commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against our joint venture partner and the controlling stockholders of our joint venture partner in the Whitehorse Shopping Center.  That action is entitled Reading Entertainment Australia Pty, Ltd vs. Burstone Victoria Pty, Ltd and May Way Khor and David Frederick Burr, and was brought to collect on a promissory note (the “K/B Promissory Note”) evidencing a loan that we made to Ms. Khor and Mr. Burr and that was guaranteed by Burstone Victoria Pty, Ltd (“Burstone” and collectively with Ms. Khor and Mr. Burr, the “Burstone Parties”).  This loan balance has been previously written off and is no longer recorded on our books.  The Burstone Parties asserted in defense certain set-offs and counterclaims, alleging, in essence, that we had breached our alleged obligations to proceed with the development of the Whitehorse Shopping Center, causing the Burstone Parties damages.  The matter is currently on appeal.  However, if the trial court is ultimately sustained the result will be a payment from the Burstone Parties to us of $1.1 million (AUS$1.2 million), as of December 31, 2007.  That amount continues to accrue interest at the rate of approximately 10%.

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

In a hearing conducted on November 22 and 29, 2006, Reading successfully defended an application for summary judgment brought by Mackie and was awarded costs for part of the preparation of its defense to the application.  A bill of costs has been prepared by a cost consultant in the sum of $20,000 (AUS$25,000) (including disbursements).  On 27 April 2007, we received payment from Khor & Burr for those costs in the sum of $17,000 (AUS$19,000).

A mediation was held in this matter on 12 July 2007, at which time the matter failed to settle.  Reading has subsequently made an offer of compromise to Mackie Group in the sum of $150,000 plus party/party costs, which has not been accepted.  The matter has not yet been fixed for trial, however orders have now been made for the preparation of material for trial, and we expect that the matter will be set down for trial before the end of the year.

Malulani Investments Litigation

In December 2006, we commenced a lawsuit against certain officers and directors of Malulani Investments Limited (“MIL”) alleging various direct and derivative claims for breach of fiduciary duty and waste and seeking, among other things, access to various company books and records.  As certain of these claims were brought derivatively, MIL was also named as a defendant in that litigation.  That case is called Magoon Acquisition & Development, LLC; a California limited liability company, Reading International, Inc.; a Nevada corporation, and James J. Cotter vs. Malulani Investments, Limited, a Hawaii Corporation, Easton T. Mason; John R. Dwyer, Jr.; Philip Gray; Kenwei Chong (Civil No. 06-1-2156-12 (GWBC) and is currently pending before Judge Chang in the circuit Court of the First circuit State of Hawaii, in Honolulu.

On July 26, 2007, the Court granted TMG’s motion to intervene in the Hawaii action.  On March 24, 2008, MIL filed a counter claim against us, alleging that we are green mailers, that our purpose in bringing the lawsuit was to harass and harm MIL, and that we should be liable to MIL for the damage resulting from our harassment, including the bringing of our lawsuit (the “MIL Counterclaim”).

We do not believe that we have any meaningful exposure with respect to the MIL Counterclaim, and intend to continue to prosecute our claims against the Defendant Directors.  We have filed a counterclaim against TMG, alleging various breached of fiduciary duty on its part, as the controlling shareholder of MIL, and are currently seeking permission to amend our initial complaint to add additional allegations principally growing out of the ongoing conduct by the Defendant Directors since the filing of our initial complaint.  The action is currently in its discovery phase, with trail currently set for November of this year.

Other Claims – Credit Card Claims

During 2006, the bank, which administers our credit card activities, asserted a claim of potential loss suffered in relation to the use by third parties of counterfeit credit cards and related credit card company fines.  At the end of 2006, we expected the associated claims from the bank and credit card companies for these losses and fines to total approximately $1.2 million.  For this reason, we expensed $1.2 million during the year ending December 31, 2006.  During 2007, the majority of the credit card claims and penalties were assessed and paid resulting in realized losses of $429,000 and $160,000 for the years ending December 31, 2007 and 2006, respectively, and returned restricted cash of $551,000 during 2007.  The restricted cash balance at December 31, 2007 was $59,000 relating to the remaining unresolved credit card claims.

Item 4 – Submission of Matters to a Vote of Security Holders

At our 2007, Annual Meeting of Stockholders held on May 10, 2007, the stockholders voted on the following proposals:

•	by the following vote, our eight directors were reelected to serve on the Board of Directors until the 2008 Annual Meeting of Stockholders:

Election of Directors	For	Withheld
James J. Cotter	1,117,201	28
Eric Barr	1,117,201	28
James J. Cotter, Jr.	1,117,201	28
Margaret Cotter	1,117,201	28
William D. Gould	1,117,201	28
Edward L. Kane	1,117,201	28
Gerard P. Laheney	1,117,201	28
Alfred Villaseñor	1,117,201	28

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999 and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”), is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”), and Citadel Holding Corporation (“CDL”).  Until the consolidation of CDL, RDGE, and CRG on December 31, 2001, our common stock was listed and quoted on the American Stock Exchange (“AMEX”) under the symbols CDL.A and CDL.B.  Following the consolidation, we changed our name to RDI.  Effective January 2, 2002, our common stock traded on the American Stock Exchange under the symbols RDI.A and RDI.B.  In March 2004, we changed our nonvoting stock symbol from RDI.A to RDI.

The following table sets forth the high and low closing prices of the RDI and RDI.B common stock for each of the quarters in 2007 and 2006 as reported by AMEX:

		Class A Nonvoting		Class B Voting
		Common Stock		Common Stock
		High	Low	High	Low

2007:	Fourth Quarter	$10.22	$9.60	$10.50	$10.00
	Third Quarter	$10.64	$9.53	$10.75	$9.40
	Second Quarter	$9.34	$8.35	$9.57	$8.30
	First Quarter	$8.70	$8.18	$8.50	$8.00

2006:	Fourth Quarter	$8.53	$7.77	$8.35	$7.65
	Third Quarter	$8.18	$7.75	$8.00	$7.35
	Second Quarter	$8.42	$7.89	$8.35	$7.50
	First Quarter	$8.62	$7.50	$8.60	$7.30

Holders of Record

The number of holders of record of our Class A and Class B Stock in 2007 was approximately 3,500 and 300, respectively.  On March 26, 2007, the closing price per share of our Class A Stock was $9.42, and the closing price per share of our Class B Stock was $10.20.

Dividends on Common Stock

We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend; however, we review this matter on an ongoing basis.

(b)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6 – Selected Financial Data

The table below sets forth certain historical financial data regarding our Company.  This information is derived in part from, and should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”), and the related notes to the consolidated financial statements (dollars in thousands, except per share amounts).

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
Revenue	$119,235	$106,125	$98,105	$84,089	$73,911
Gain (loss) from discontinued operations	$1,912	$--	$12,231	$(469)	$(288)
Operating income (loss)	$5,149	$2,415	$(6,372)	$(6,322)	$(5,839)
Net income (loss)	$(2,103)	$3,856	$989	$(8,463)	$(5,928)
Basic earnings (loss) per share – continuing operations	$(0.18)	$0.17	$(0.51)	$(0.37)	$(0.26)
Basic earnings (loss) per share – discontinued operations	$0.09	$--	$0.55	$(0.02)	$(0.01)
Basic earnings (loss) per share	$(0.09)	$0.17	$0.04	$(0.39)	$(0.27)
Diluted earnings (loss) per share – continuing operations	$(0.18)	$0.17	$(0.51)	$(0.37)	$(0.26)
Diluted earnings (loss) per share – discontinued operations	$0.09	$--	$0.55	$(0.02)	$(0.01)
Diluted earnings (loss) per share	$(0.09)	$0.17	$0.04	$(0.39)	$(0.27)
Other Information:

Shares outstanding	22,482,605	22,476,355	22,485,948	21,998,239	21,899,290
Weighted average shares outstanding	22,478,145	22,425,941	22,249,967	21,948,065	21,860,222
Weighted average dilutive shares outstanding	22,478,145	22,674,818	22,249,967	21,948,065	21,860,222

Total assets	$346,071	$289,231	$253,057	$230,227	$222,866
Total debt	$177,195	$130,212	$109,320	$72,879	$60,765
Working capital (deficit)	$6,345	$(6,997)	$(14,282)	$(6,915)	$(154)
Stockholders’ equity	$121,362	$107,659	$99,404	$102,010	$108,491

EBIT	$8,098	$12,734	$6,671	$(4,339)	$(2,650)
Depreciation and amortization	$11,921	$13,212	$12,384	$11,823	$10,952
Add: Adjustments for discontinued operations	$--	$--	$567	$1,915	$1,907
EBITDA	$20,019	$25,946	$19,622	$9,399	$10,209
Debt to EBITDA	8.85	5.02	5.57	7.75	5.95

Capital expenditure (including acquisitions)	$42,414	$16,389	$53,954	$33,180	$5,809
Number of employees at 12/31	1,383	1,451	1,523	1,677	1,453

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

•	the elimination of net interest expense helps us to compare our operating performance to those companies that may have more or less debt than we do.

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

•
also, analysts, financial commentators, and persons active in the cinema exhibition and real estate industries typically value enterprises engaged in these businesses at various multiples of EBITDA.  Accordingly, we find EBITDA valuable as an indicator of the underlying value of our businesses.

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

EBIT and EBITDA also fail to take into account the cost of interest and taxes.  Interest is clearly a real cost that for us is paid periodically as accrued.  Taxes may or may not be a current cash item but are nevertheless real costs which, in most situations, must eventually be paid.  A company that realizes taxable earnings in high tax jurisdictions may be ultimately less valuable than a company that realizes the same amount of taxable earnings in a low tax jurisdiction.  EBITDA fails to take into account the cost of depreciation and amortization and the fact that assets will eventually wear out and have to be replaced.

EBITDA, as calculated by us, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of net income (loss) to EBIT and EBITDA is presented below (dollars in thousands):

	2007	2006	2005	2004	2003
Net income (loss)	$(2,103)	$3,856	$989	$(8,463)	$(5,928)
Add: Interest expense, net	8,163	6,608	4,473	3,078	2,567
Add: Income tax expense	2,038	2,270	1,209	1,046	711
EBIT	$8,098	$12,734	$6,671	$(4,339)	$(2,650)
Add:Depreciation and amortization	11,921	13,212	12,384	11,823	10,952
Adjustments for discontinued operations:
Add: Interest expense, net	--	--	310	839	856
Add: Depreciation and amortization	--	--	257	1,076	1,051

EBITDA	$20,019	$25,946	$19,622	$9,399	$10,209

Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following review should be read in conjunction with the consolidated financial statements and related notes included in our 2007 Annual Report.  Historical results and percentage relationships do not necessarily indicate operating results for any future periods.

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

We manage our worldwide cinema businesses under various different brands:

•	in the US, under the Reading, Angelika Film Center, Consolidated Amusements, and City Cinemas brands;

•	in Australia, under the Reading brand; and

•	in New Zealand, under the Reading, Berkeley Cinemas, and Rialto brands.

While we do not believe the cinema exhibition business to be a growth business at this time, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option.  While we intend to be opportunistic in adding to our existing cinema portfolio (and to continue to work to expand our art cinema operations), we believe it likely that, going forward, we will be reinvesting a greater percentage of our free cash flow in our general real estate development.  Over time, we anticipate that our cinema operations will become an increasing source of cash flow to support our real estate oriented activities and that our real estate activities will become the principal thrust of our business.

In short, while we do have operating company attributes, we see ourselves principally as a hard asset company that will add to shareholder value by building the value of our portfolio of tangible assets.

Business Climate

Cinema Exhibition - General

There is continuing uncertainty in the film industry as to the future of digital exhibition and in-the-home entertainment alternatives.  In the case of digital exhibition, there is currently considerable discussion within the industry as to the benefits and detriments of moving from conventional film projection to digital projection technology.  There are issues as to when it will be available on an economically attractive basis, as to who will pay for the conversion from conventional to digital technology between exhibitors and distributors, as to what the impact will be on film licensing expense, and as to how to deal with security and potential pirating issues if film is distributed in a digital format.  In the case of in-the-home entertainment alternatives, the industry is faced with the significant leaps achieved in recent periods in both the quality and affordability of in-the-home entertainment systems and in the accessibility to entertainment programming through cable, satellite, and DVD distribution channels.  These are issues common to both our domestic and international cinema operations.

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

These consolidations have adversely affected our ability to get film in certain domestic markets where we compete against major exhibitors.  With the restructuring and consolidation undertaken in the industry, and the emergence of increasingly attractive in-home entertainment alternatives, strategic cinema acquisitions by our North American operation can be a way to combat such a competitive disadvantage.

Real Estate – Australia and New Zealand

Commercial and retail property values have remained high in Australia and New Zealand due to sound economic growth and, until recently, controlled interest rates.  New Zealand has enjoyed consistent growth in rentals and values with some recent signs that this has plateaued in the short term.  Project commencements have declined with indications that construction prices will tighten this year.  There are continuing signs that large Australian-based funds are actively seeking out opportunities in New Zealand.

The Australian commercial sector of the real estate market has remained buoyant in Australia during 2007.  The large institutional funds are still seeking out prime assets with premium prices being paid for good retail and commercial investments and development opportunities.  Leasing interest in growth areas such as Brisbane is driving positive returns.  Many large residential unit developments in Sydney and Melbourne have however resulted in some oversupply and this sector has softening values.

Real Estate – North America

In the U.S., our real estate interests are predominantly centered on our live theatre rental operations, with the exception of one property relating to a cinema asset that we operate.  In addition, our geographic focus of real estate holdings is narrowed to New York and Illinois, and there specifically Manhattan and Chicago.

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

The market for redevelopment sites in Manhattan and Chicago has begun to stabilize from the rapid rise in appreciation values over the past few years.

Business Segments

As indicated above, our two primary business segments are cinema exhibition and the holding and development of real estate.  These segments are summarized as follows:

Cinema Exhibition

One of our primary businesses consists of the ownership and operation of cinemas.  At December 31, 2007 we:

•	directly operated 35 cinemas with 231 screens;

•	had interests in certain unconsolidated joint ventures in which we have varying interests, which own an additional 7 cinemas with 46 screens;

•	managed 2 cinemas with 9 screens;

•
had entered into an agreement for lease with respect to a new 8-screen cinema currently under development in a regional shopping center located in a fast growing suburban area in Australia.  It is anticipated that this cinema will open in March 2008; and

Consistent with our philosophy to look for opportunities in the cinema exhibition industry, on February 22, 2008 we acquired from two related companies, Pacific Theatres and Consolidated Amusement Theatres, substantially all of their cinema assets in Hawaii of nine complexes (98 screens), San Diego County of four complexes (51 screens), and Northern California of two complexes (32 screens).  In total, we acquired fourteen mature leasehold cinemas and the management rights to one additional mature cinema with 8 screens.  In saying that these cinema are “mature” we mean that they have been in operation for some years, and are, in our view, proven performers in their markets.  We refer to these cinemas from time to time in this report as Consolidated Cinemas.

Our cinema revenue consists of admissions, concessions, and advertising.  The cinema operating expense consists of the costs directly attributable to the operation of the cinemas including employee-related, occupancy, and operating costs and film rent expense.  Cinema revenue and expense fluctuates with the availability of quality first-run films and the numbers of weeks the first–run films stay in the market.

Rental Real Estate Holdings

For fiscal 2007, our rental generating real estate holdings consisted of the following properties:

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

•	a New Zealand property rented to an unrelated third party, to be held for current income and long-term appreciation;

•
our Lake Taupo property in New Zealand that is currently improved with a motel which we are in the process of renovating its units to be condominiums.  A portion of this property includes unimproved land that we do not intend to develop; and

•	the ancillary retail and commercial tenants at some of our non-ETRC cinema properties.

In addition, we have approximately 5.3 million square feet of unimproved real estate held for development in Australia and New Zealand, discussed in greater detail below, and certain unimproved land in the United States that was used in our historic activities.  We also own an 8,783 square foot commercial building in Melbourne, which serves as our administrative headquarters for Australia and New Zealand.

In 2007, we acquired the following real property interests:

•
Manukau Land.  On July 27, 2007, we purchased through a Landplan Property Partners property trust a 64.0 acre parcel of undeveloped agricultural real estate for approximately $9.3 million (NZ$12.1 million).  We intend to rezone the property from its current agricultural use to commercial use, and thereafter to redevelop the property in accordance with its new zoning.  No assurances can be given that such rezoning will be achieved, or if achieved, that it will occur in the near term.

•
New Zealand Commercial Property.  On June 29, 2007, we acquired a commercial property for $5.9 million (NZ$7.6 million), rented to an unrelated third party, to be held for current income and long-term appreciation.

•
Cinemas 1, 2, & 3 Building.  On June 28, 2007, we purchased the building associated with our Cinemas 1, 2, & 3 for $100,000 from Sutton Hill Capital (“SHC”).  Our option to purchase that building has been previously disclosed, and was granted to us by SHC at the time that we acquired the underlying ground lease from SHC on June 1, 2005.  As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved the purchase of the property.  The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.

•
Lake Taupo Property.  On February 14, 2007, we acquired, through a Landplan Property Partners property trust, a 1.0 acre parcel of commercial real estate for approximately $4.9 million (NZ$6.9 million).  The property was improved with a motel, but we are currently renovating the property’s units to be condominiums.  A portion of this property includes unimproved land that we do not intend to develop.  This land was determined to have a fair value of $1.8 million (NZ$2.6 million) at the time of purchase and is included on our balance sheet as land held for sale.  The remaining property and its cost basis of $3.1 million (NZ$4.3 million) was included in property under development.  The operating activities of the motel are not material.

•	Tower Ground Lease. On February 8, 2007, we purchased the tenant’s interest in the ground lease underlying the building lease for one of our domestic cinemas for $493,000.

In 2006, we acquired the following real property interests:

•
Indooroopilly Land.  On September 18, 2006, we purchased a 0.3 acre property for $1.8 million (AUS$2.3 million) as part of our Landplan Property Partners initiative.  We have obtained approval to develop the property to be a 28,000 square foot grade A commercial office building comprising six floors of office space and two basement levels of parking with 33 parking spaces.  We expect to spend US$8.2 million (AUS$9.4 million) in development costs.  We plan to complete the project in December 2008.

•
Moonee Ponds Land.  On September 1, 2006, we purchased two parcels of land aggregating 0.4 acres adjacent to our Moonee Ponds property for $2.5 million (AUS$3.3 million).  This acquisition increases our holdings at Moonee Ponds to 3.3 acres and gives us frontage facing the principal transit station servicing the area.  We are currently working to finalize plans for the development of this property into a mixed-use entertainment based retail and commercial complex.

•
Malulani Investments.  On June 28, 2006, we acquired for $1.8 million, an 18.4% equity interest in Malulani Investments, Limited (“MIL”), a closely held Hawaiian company which currently owns approximately 763,000 square feet of developed commercial real estate principally in California, Hawaii, and Texas, and approximately 22,000 acres of agricultural land in Northern California.  Included among MIL’s assets is the Guenoc Winery, consisting of approximately 400 acres of vineyard land and a winery equipped to bottle up to 120,000 cases of wine annually.  This land and commercial real estate holdings are encumbered by debt.

Property Held For or Under Development

For fiscal 2007, our investments in property held for or under development consisted of:

•
an approximately 50.6 acre property located in the Burwood area of Melbourne, Australia, recently rezoned from an essentially industrial zone to a priority zone allowing a variety of retail, entertainment, commercial and residential uses and currently in the planning stages of development;

•
an approximately 3.3 acre property located in the Moonee Ponds area of Melbourne, Australia.  We are currently working to finalize plans for the development of this property into a mixed use entertainment based retail and commercial complex;

•
an approximately 0.9 acre property located adjacent to the Courtenay Central ETRC in Wellington, New Zealand.  We have received all necessary governmental approvals to develop the site for retail, commercial and entertainment purposes as Phase II of our existing ETRC.  We anticipate the construction of an approximately 162,000 square foot retail project which, when completed, will be integrated into the common areas of our existing ETRC;

•
a 25% interest, representing an investment of $3.0 million, in the company redeveloping the site of our old Sutton Cinema site in Manhattan, New York.  The property has been redeveloped as an approximately 100,000 square foot residential condominium project with ground floor retail and marketed under the name “Place 57.”  In 2006, the joint venture was able to close on the sales of 59 condominiums resulting in gross sales of $117.7 million and equity earnings from unconsolidated joint venture to us of $8.3 million.  During 2007, this joint venture sold the remaining eight residential condominiums resulting in gross sales of $25.7 million and equity earnings from unconsolidated joint venture to us of $1.3 million.  Only the commercial unit is still available for sale;

•
a 0.3 acre property with a two-story 3,464 square foot building Indooroopilly, Brisbane, Australia.  We have obtained approval to develop the property to be a 28,000 square foot grade A commercial office building comprising six floors of office space and two basement levels of parking with 33 parking spaces.  We expect to spend US$8 million (AUS$9.4 million) in development costs.  We plan to complete the project in December 2008;

•
the Manukau land parcel was purchased on July 27, 2007 through a Landplan Property Partners property trust a 64.0 acre parcel of undeveloped agricultural real estate for approximately $9.3 million (NZ$12.1 million).  We intend to rezone the property from its current agricultural use to commercial use, and thereafter to redevelop the property in accordance with its new zoning.  No assurances can be given that such rezoning will be achieved, or if achieved, that it will occur in the near term; and

•	a 1.0-acre parcel of commercial real estate located in Lake Taupo, New Zealand. The property was improved with a motel, but we are currently renovating the property’s units to be condominiums.

Property Held For Sale

At December 31, 2007, the adjacent unimproved land to our recently purchased Lake Taupo property acquired in 2007 was held for sale.

Recent Business Developments

We look to take advantage of those opportunities that may present themselves to expand strategically our existing cinema circuits.  However, we do not intend to acquire cinema assets simply for the sake of growing.  Rather, we intend to be disciplined in our approach to acquiring and developing cinema assets.

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

During the past 24 months, we have engaged in the following transactions which we believe are consistent with our business plan:

•
Consolidated Cinemas.  On October 8, 2007, we entered into agreements to acquire leasehold interests in 15 cinemas then owned by Pacific Theatres Exhibition Corp. and its’ affiliates.  The cinemas, which are located in the United States, contain 181 screens with annual revenue of approximately $78.0 million.  The aggregate purchase price of the cinemas and related assets is $69.3 million.  This acquisition closed on February 22, 2008.

•
Manukau Land.  On July 27, 2007, we purchased through a Landplan Property Partners property trust a 64.0 acre parcel of undeveloped agricultural real estate for approximately $9.3 million (NZ$12.1 million).  We intend to rezone the property from its current agricultural use to commercial use, and thereafter to redevelop the property in accordance with its new zoning.  No assurances can be given that such rezoning will be achieved, or if achieved, that it will occur in the near term.

•
New Zealand Commercial Property.  On June 29, 2007, we acquired a commercial property for $5.9 million (NZ$7.6 million), rented to an unrelated third party, to be held for current income and long-term appreciation.  The purchase price allocation for this acquisition is $1.2 million (NZ$1.6 million) allocated to land and $4.7 million (NZ$6.1 million) allocated to building.

•
Lake Taupo Property.  On February 14, 2007, we acquired, through a Landplan Property Partners property trust, a 1.0 acre parcel of commercial real estate for approximately $4.9 million (NZ$6.9 million).  The property was improved with a motel, but we are currently renovating the property’s units to be condominiums.  A portion of this property includes unimproved land that we do not intend to develop.  This land was determined to have a fair value of $1.8 million (NZ$2.6 million) at the time of purchase and is included on our balance sheet as land held for sale.  The remaining property and its cost basis of $3.1 million (NZ$4.3 million) was included in property under development.  The operating activities of the motel are not material.

•
Cinemas 1, 2, & 3 Building.  On June 28, 2007, we purchased the building associated with our Cinemas 1, 2, & 3 for $100,000 from Sutton Hill Capital (“SHC”).  Our option to purchase that building has been previously disclosed, and was granted to us by SHC at the time that we acquired the underlying ground lease from SHC on June 1, 2005.  As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved the purchase of the property.  The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.

•
Tower Ground Lease.  On February 8, 2007, we purchased the tenant’s interest in the ground lease underlying the building lease for one of our domestic cinemas.  The purchase price of $493,000 was paid in two installments; $243,000 was paid on February 8, 2007 and $250,000 was paid on June 28, 2007.

•
Place 57, Manhattan.  We own a 25% membership interest in the limited liability company that has been developing the site of our former Sutton Cinema on 57th Street just east of 3rd Avenue in Manhattan, as a 143,000 square foot residential condominium tower, with the ground floor retail unit and the resident manager’s apartment.  All of the residential units have now been sold and only the commercial unit is still available for sale.  As of December 31, 2007, we had received distributions totaling $9.8 million from the earnings of this project and we have received $1.9 million of return of capital investment.

•
Indooroopilly Land.  On September 18, 2006, we purchased a 0.3 acre property for $1.8 million (AUS$2.3 million) as part of our newly established Landplan Property Partners initiative.  We have obtained approval to develop the property to be a 28,000 square foot grade A commercial office building comprising six floors of office space and two basement levels of parking with 33 parking spaces.  We expect to spend US$8.2 million (AUS$9.4 million) in development costs.  We plan to complete the project in December 2008.

•
Moonee Ponds Land.  On September 1, 2006, we purchased two parcels of land aggregating 0.4 acres adjacent to our Moonee Ponds property for $2.5 million (AUS$3.3 million).  This acquisition increased our holdings at Moonee Ponds to 3.3 acres and gave us frontage facing the principal transit station servicing the area.  We are now in the process of developing the entire site and anticipate completion of this project in 2008.

•
Berkeley Cinemas.  On August 28, 2006, we sold to our joint venture partner our interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand, the Berkeley Cinema Group, for $4.6 million (NZ$7.2 million) in cash and the assumption of $1.6 million (NZ$2.5 million) in debt.  The sale resulted in a gain on sale of unconsolidated joint venture in 2006 of $3.4 million (NZ$5.4 million).  See Note 11 – Investments in and Advances to Unconsolidated Joint Ventures and Entities for the Berkeley Cinema Group Condensed Balance Sheet and Statement of Operations.

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

•
Newmarket Property:  At the end of 2005 and during the first few months of 2006, we opened the retail elements of our Newmarket ETRC, a 100,373 square foot retail facility situated on an approximately 177,497 square foot parcel in Newmarket, a suburb of Brisbane.  The total construction costs for the site were $26.7 million (AUS$34.2 million) including $1.4 million (AUS$1.9 million) of capitalized interest.  This project was funded through our $78.8 million (AUS$100.0 million) Australian Corporate Credit Facility with the Bank of Western Australia, Ltd.

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

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.  We review internal management reports on a monthly basis as well as monitor current and potential future competition in film markets for indications of potential impairment.  We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment and we take into consideration, the seasonality of our business.  If the sum of the estimated future cash flows, undiscounted, were to be less than the carrying amount of the asset, then an impairment would be recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on a discounted cash flow calculation.  Goodwill and intangible assets are evaluated on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value.  There are significant assumptions and estimates used in determining the future cash flows and terminal value.  Accordingly, actual results could vary materially from such estimates.  We recorded an impairment loss for one of our cinema locations for the year ended December 31, 2007.

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards.  We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.  As of December 31, 2007, we had recorded approximately $57.9 million of deferred tax assets related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards and tax credit carry forwards.  These deferred tax assets were fully offset by a valuation allowance in the same amount, resulting in a net deferred tax asset of zero.  The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.  There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carry forwards and tax credit carry forwards.

Due to our historical involvement in the railroad industry under RDGE, we have a number of former employees of RDGE claiming monetary compensation for hearing loss, black lung and other asbestos related illness suffered as a result of their past employment with RDGE.  With respect to the personal injury claims, our insurance carrier generally pays approximately 98% of the claims and we do not believe that we have a significant exposure.  However, we can give no assurance that such reimbursement will continue.  In addition, we have an environmental contamination dispute with the City of Philadelphia that has been on going for some time and an EPA claim in relation to one of our formerly owned railroad sites.  We intend to defend vigorously our positions, as we believe a complete disclosure about the property was made at the time we sold the property: however, no assurances can be given that we will prevail.

From time to time, we are involved with claims and lawsuits arising in the ordinary course of our business which may include contractual obligations; insurance claims; IRS claims; employment matters; and anti-trust issues, among other matters.

Results of Operations

We currently operate two operating segments: Cinema and Real Estate.  Our cinema segment includes the operations of our consolidated cinemas.  Our real estate segment includes the operating results of our commercial real estate holdings, cinema real estate, live theater real estate and ETRCs.  Effective the fourth quarter of 2006, we have changed the presentation of our segment reporting such that our intersegment revenues and expenses are reported separately from our segments’ operating activity.  The effect of this change is to include intercompany rent revenues and rent expenses into their respective cinema and real estate business segments.  The revenues and expenses for 2005 have been adjusted to conform to the current year presentation.  We believe that this presentation more accurately portrays how our operating decision makers’ view the operations, how they assess segment performance, and how they make decisions about allocating resources to the segments.

The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands).

Year Ended December 31, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$103,467	$21,887	$(6,119)	$119,235
Operating expense	83,875	8,324	(6,119)	86,080
Depreciation & amortization	6,942	4,418	--	11,360
General & administrative expense	3,195	831	--	4,026
Segment operating income	$9,455	$8,314	$--	$17,769
Year Ended December 31, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$94,048	$17,285	$(5,208)	$106,125
Operating expense	75,350	7,365	(5,208)	77,507
Depreciation & amortization	8,648	4,080	--	12,728
General & administrative expense	3,658	782	--	4,440
Segment operating income	$6,392	$5,058	$--	$11,450
Year Ended December 31, 2005	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$86,760	$16,523	$(5,178)	$98,105
Operating expense	72,665	7,359	(5,178)	74,846
Depreciation & amortization	8,323	3,674	--	11,997
General & administrative expense	6,802	328	--	7,130
Segment operating income (loss)	$(1,030)	$5,162	$--	$4,132

Reconciliation to net income:	2007	2006	2005
Total segment operating income	$17,769	$11,450	$4,132
Non-segment:
Depreciation and amortization expense	561	484	387
General and administrative expense	12,059	8,551	10,117
Operating income (loss)	5,149	2,415	(6,372)
Interest expense, net	(8,163)	(6,608)	(4,473)
Other income (expense)	(505)	(1,998)	19
Minority interest	(1,003)	(672)	(579)
Gain on disposal of discontinued operations	1,912	--	13,610 [1]
Loss from discontinued operations	--	--	(1,379)
Income tax expense	(2,038)	(2,270)	(1,209)
Equity earnings of unconsolidated joint ventures and entities	2,545	9,547	1,372
Gain on sale of unconsolidated joint venture	--	3,442	--
Net income (loss)	$(2,103)	$3,856	$989

1 Comprised of $12.0 million from the sale of our Glendale office building and $1.6 million from the sale of our Puerto Rico cinema operations.

Cinema Segment

Effective the fourth quarter of 2006, we have changed the presentation of our segment reporting such that our intersegment revenues and expenses are reported separately from our segments’ operating activity.  The effect of this change is to include intercompany rent revenues and rent expenses into their respective cinema and real estate business segments.  The revenues and expenses for 2005 have been adjusted to conform to the current year presentation.

The following tables and discussion which follows detail our operating results for our 2007, 2006 and 2005 cinema segment, adjusted to reflect the discontinuation, in June 2005, of our Puerto Rico cinema operations, respectively (dollars in thousands):

Year Ended December 31, 2007	United States	Australia	New Zealand	Total
Admissions revenue	$18,647	$41,722	$14,683	$75,052
Concessions revenue	5,314	13,577	4,302	23,193
Advertising and other revenues	2,043	2,277	902	5,222
Total revenues	26,004	57,576	19,887	103,467

Cinema costs	18,385	44,460	15,868	78,713
Concession costs	1,029	3,017	1,116	5,162
Total operating expense	19,414	47,477	16,984	83,875

Depreciation and amortization	2,003	3,212	1,727	6,942
General & administrative expense	2,140	1,036	19	3,195
Segment operating income	$2,447	$5,851	$1,157	$9,455

Year Ended December 31, 2006	United States	Australia	New Zealand	Total
Admissions revenue	$18,891	$36,564	$13,109	$68,564
Concessions revenue	5,472	11,288	4,001	20,761
Advertising and other revenues	1,710	2,098	915	4,723
Total revenues	26,073	49,950	18,025	94,048

Cinema costs	18,176	38,743	13,763	70,682
Concession costs	1,047	2,584	1,037	4,668
Total operating expense	19,223	41,327	14,800	75,350

Depreciation and amortization	1,890	5,445	1,313	8,648
General & administrative expense	2,614	1,027	17	3,658
Segment operating income (loss)	$2,346	$2,151	$1,895	$6,392

Year Ended December 31, 2005	United States	Australia	New Zealand	Total
Admissions revenue	$17,802	$33,142	$11,926	$62,870
Concessions revenue	4,979	10,505	3,618	19,102
Advertising and other revenues	1,646	2,233	909	4,788
Total revenues	24,427	45,880	16,453	86,760

Cinema costs	17,869	38,045	12,157	68,071
Concession costs	1,054	2,448	1,092	4,594
Total operating expense	18,923	40,493	13,249	72,665

Depreciation and amortization	1,822	5,537	964	8,323
General & administrative expense	5,839	982	(19)	6,802
Segment operating income (loss)	$(2,157)	$(1,132)	$2,259	$(1,030)

Cinema Results for 2007 Compared to 2006

•	cinema revenue increased in 2007 by $9.4 million or 10.0% compared to 2006. The geographic activity of our revenues can be summarized as follows:

o
United States - Revenues in the United States decreased by $69,000 or 0.3%.  This decrease in revenues was attributable to a decrease in admissions revenues of $244,000 and concessions revenues of $158,000 offset by in increase in advertising and other revenues of $333,000.  The decrease in admissions and concessions revenues resulted from lower year-end holiday admissions compared to last year.  The increase in others revenues related to more screen rentals during 2007 than in 2006.

o
Australia - Revenues in Australia increased by $7.6 million or 15.3%.  This increase in revenues was attributable to an increase in admissions revenues of $5.2 million related to an increase in box office admissions of 118,000 coupled with a $0.52 increase in average ticket price, concessions revenues of $2.3 million, and advertising and other revenues of $179,000.  This increase in revenues was primarily related to more appealing film product in late 2007 compared to the film offerings in 2006 coupled with an increase in the average admissions price of 5.3%.

o
New Zealand - Revenues in New Zealand increased by $1.9 million or 10.3%.  This increase in revenues was attributable to an increase in admissions revenues of $1.6 million primarily related to a $0.42 increase in average ticket price, an increase in concessions revenues of $301,000, and a decrease in advertising and other revenues of $13,000.  This increase in revenues was primarily related to improved film product in 2007 compared to 2006.

•
operating expense increased in 2007 by $8.5 million or 11.3% compared to 2006.  The year on year comparison of operating expenses held steady in relation to revenues at 81% in 2007 compared to 80% in 2006.

o	United States - Operating expenses in the United States increased by $191,000 or 1.0%.

o	Australia - Operating expenses in Australia increased by $6.2 million or 14.9%. This increase was in line with the above-mentioned increase in cinema revenues.

o	New Zealand - Operating expenses in New Zealand increased by $2.2 million or 14.8%. This increase was somewhat in line with the increase in revenues noted above.

•
depreciation expense decreased in 2007 by $1.7 million or 19.7% compared to 2006.  This decrease is primarily related to several Australia cinema assets reaching the end of their depreciable lives as of December 31, 2006.

•
general and administrative expense decreased in 2007 by $463,000 or 12.7% compared to 2006.  The change was primarily related to a decrease in legal costs associated with our anti-trust claims against Regal and certain distributors.

•
the Australia and New Zealand annual average exchange rates have changed by 11.4% and 13.5%, respectively, since 2006, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•
cinema segment operating income increased in 2007 by $3.1 million compared to 2006 primarily resulting from our improved cinema operations in each region, our increased admissions from better film product, and a reduction in general and administrative expense primarily associated with legal expenses.

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

Real Estate Segment

As discussed above, our other major business segment is the development and management of real estate.  These holdings include our rental live theaters, certain fee owned properties used in our cinema business, and unimproved real estate held for development.  Effective the fourth quarter of 2006, we have changed the presentation of our segment reporting such that our intersegment revenues and expenses are reported separately from our segments’ operating activity.  The effect of this change is to include intercompany rent revenues and rent expenses into their respective cinema and real estate business segments.  The revenues and expenses for 2005 have been adjusted to conform to the current year presentation.  The tables and discussion which follow detail our operating results for our 2007, 2006 and 2005 real estate segment adjusted to reflect the sale of our Glendale property in May 2005 (dollars in thousands):

Year Ended December 31, 2007	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$4,043	$--	$--	$4,043
Property rental income	1,534	9,336	6,974	17,844
Total revenues	5,577	9,336	6,974	21,887

Live theater costs	2,105	--	--	2,105
Property rental cost	1,210	3,076	1,933	6,219
Total operating expense	3,315	3,076	1,933	8,324

Depreciation and amortization	376	2,355	1,687	4,418
General & administrative expense	15	665	151	831
Segment operating income	$1,871	$3,240	$3,203	$8,314

Year Ended December 31, 2006	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,667	$--	$--	$3,667
Property rental income	1,720	6,334	5,564	13,618
Total revenues	5,387	6,334	5,564	17,285

Live theater costs	2,193	--	--	2,193
Property rental cost	1,164	2,658	1,350	5,172
Total operating expense	3,357	2,658	1,350	7,365

Depreciation and amortization	427	2,129	1,524	4,080
General & administrative expense	--	782	--	782
Segment operating income	$1,603	$765	$2,690	$5,058
Year Ended December 31, 2005	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$5,199	$--	$--	$5,199
Property rental income	1,118	4,266	5,940	11,324
Total revenues	6,317	4,266	5,940	16,523

Live theater costs	2,925	--	--	2,925
Property rental cost	692	2,118	1,624	4,434
Total operating expense	3,617	2,118	1,624	7,359

Depreciation and amortization	296	1,588	1,790	3,674
General & administrative expense	29	298	1	328
Segment operating income	$2,375	$262	$2,525	$5,162

Real Estate Results for 2007 Compared to 2006

For 2007, we achieved the following results in our real estate segment:

•
revenue increased by $4.6 million or 26.6% when compared 2006.  The increase was primarily related to an enhanced rental stream from our Australia Newmarket shopping center, opened in 2006, and our New Zealand properties.  This increase in rents was offset in part by decreased rents from our domestic live theatres due to fewer shows in 2007 compared to 2006.

•
operating expense increased by $959,000 or 13.0% when compared to 2006.  This increase in expense was primarily due to higher operating costs related to our recently opened Australia Newmarket shopping center.

•
depreciation expense increased by $338,000 or 8.3% when compared to 2006.  The majority of this increase was attributed to the Newmarket shopping center assets in Australia which were put into service during the first quarter 2006.

•	general and administrative expense increased by $49,000 when compared to 2006 primarily due to increased property activities related to our acquisitions in New Zealand.

•
the Australia and New Zealand annual average exchange rates have changed by 11.4% and 13.5%, respectively, since 2006, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•
real estate segment operating income increased by $3.3 million when compared to 2006 mostly related to an increase in revenues in Australia from our Newmarket shopping centre offset by a decrease in domestic live theater income.

Real Estate Results for 2006 Compared to 2005

For 2006, we achieved the following results in our real estate segment:

•
revenue increased by $762,000 or 4.6% when compared 2005.  Of this increase, approximately $2.1 million was primarily attributable to an increase in rent from our Newmarket shopping centre that opened early 2006.  This increase in rents was offset in part by decreased rents from our domestic live theatres due to fewer shows in 2006 compared to 2005.

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

Non-Segment Activity

2007 Compared to 2006

Non-segment expense/income includes expense and/or income that is not directly attributable to our other operating segments.

During 2007, the increase of $3.5 million in corporate General and Administrative expense was primarily made up of:

•	$320,000 in increased corporate compensation expense related to the granting of 70,000 fully vested options to our directors coupled with an $85,000 increase in director fees;

•	$437,000 in increased corporate compensation expense related to the granting of 844,255 options that are vesting over a 24 month period;

•	$413,000 of compensation for our Chief Operating Officer appointed in February 2007;

•	$840,000 of legal and professional fees associated principally with our real estate acquisition and investment activities; and

•	$342,000 related to our newly adopted Supplemental Executive Retirement Plan.

During 2007:

•	our net interest expense increased by $1.6 million primarily related to a higher outstanding loan balances in 2007 compared to 2006;

•
our other expense decreased by $1.5 million primarily due to lower mark-to-market charges relating to an option liability held by Sutton Hill Capital LLC to acquire a 25% non-managing membership interest in our Cinemas 1, 2 & 3 property which option they exercised in July 2007;

•
our minority interest expense increased by $331,000 compared to 2006 due to an improvement in cinema admission sales particularly in our Australia, joint venture cinemas and an increased activity in Landplan Property Partners;

•	the recording of a deferred gain on the sale of a discontinued operation upon the fulfillment of our commitment of $1.9 million associated with a previously sold property;

•	income tax expense decreased by $232,000 primarily related less tax expense incurred for our equity earnings from our investment in 205-209 East 57th Street Associates, LLC;

•
equity earnings from unconsolidated joint ventures and entities decreased by $7.0 million primarily due to lower earnings from our investment in 205-209 East 57th Street Associates, LLC, that has completed most of the development of a residential condominium complex in midtown Manhattan, called Place 57.  The joint venture closed on the sale of 59 condominiums during 2006, resulting in gross sales of $117.7 million and equity earnings from unconsolidated joint ventures and entities to us of $8.3 million compared to eight condominiums during the year ended December 31, 2007 resulting in gross sales of $25.4 million and net equity earnings from this unconsolidated joint venture of $1.3 million.  All of the residential condominiums have been sold and only the retail condominium is still available for sale; and

•
in addition to the aforementioned equity earnings, we recorded a gain on sale of an unconsolidated joint venture of $3.4 million (NZ$5.4 million) during 2006 which was not repeated in 2007, from the sale of our 50% interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand.

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

•
equity earnings from unconsolidated joint ventures and entities increased by $8.2 million primarily from our investment in 205-209 East 57th Street Associates, LLC, that has been developing a residential condominium complex in midtown Manhattan, called Place 57.  The joint venture closed on the sale of 59 condominiums during 2006, resulting in gross sales of $117.7 million and equity earnings from unconsolidated joint ventures and entities to us of $8.3 million; and

•
in addition to the aforementioned equity earnings, we recorded a gain on sale of an unconsolidated joint venture of $3.4 million (NZ$5.4 million), from the sale of our 50% interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand.

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

Consolidated net income (loss)

For the year ending 2007, our consolidated business unit produced a net loss of $2.1 million.  For 2006 and 2005, we achieved net income of $3.9 million and $989,000, respectively.  For the years prior to 2005, we consistently experienced net losses.  However, as explained in the Cinema and Real Estate segment sections above, we have noted improvements in our operating income such that we have a positive operating income for 2007 and 2006 which in years past has typically been negative.  Although we cannot assure that this trend will continue, we are committed to the overall improvement of earnings through good fiscal management.

Business Plan, Liquidity and Capital Resources of the Company

Business Plan

Our business plan has evolved from a belief that while cinema exhibition is not a growth business at this time, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment; movies continue to be a popular and competitively priced option.  Since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see our future asset growth coming more from our real estate development activities rather than from the development of new cinemas.  While we intend to be opportunistic in adding to our existing cinema portfolio, especially in strategic geographic areas, we believe it likely that, going forward, we will be reinvesting our free cash flow more in our general real estate development activities than in the acquisition or development of additional cinemas.  Over time, we anticipate that our cinema operations will become increasingly a source of cash flow to support our real estate oriented activities, rather than a focus of growth, and that our real estate activities will become the principal thrust of our business.

In short, while we do have operating company attributes, we see ourselves principally as a hard asset company and intend to add to shareholder value by building the value of our portfolio of tangible assets.  Therefore, while we intend to maintain our entertainment focus, we may from time to time acquire interests in non-entertainment real estate.

In February 2006, we completed the process of rezoning our 50.6-acre site in suburban Melbourne from an essentially industrial zone into a priority zone permitting a wide variety of retail, entertainment, commercial and residential uses.  The full development of this property is currently anticipated to require approximately 9 years and funding of approximately $500.0 million.  Accordingly, this project is anticipated to be a major focus of our efforts in the years to come.  As the property was previously operated by its prior owner as a brickworks, it will be necessary to remove the contaminated soil that resulted from those operations before we can take advantage of this new zoning.  In late February 2007, it became apparent that our cost estimates with respect to the Burwood site preparation were low, as the extent of the contaminated soil present at the site – a former brickworks – was greater than we had originally believed.  Our previous estimated cost of $500.0 million included approximately $1.4 million (AUS$1.8 million) of estimated cost to remove the contaminated soil.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter, we intend to address these issues in connection with our planned redevelopment of this site as a mixed-use retail, entertainment, commercial and residential complex.  As of December 31, 2007, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $7.9 million (AUS$9.0 million) and as of that date we had incurred a total of $7.1 million (AUS$8.1 million) of these costs.  In accordance with Emerging Issues Task Force (“EITF”) 90-8 Capitalization of Costs to Treat Environmental Contamination, contamination clean up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

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

With the recent changes to the worldwide credit markets, the business community is concerned that credit will be more difficult to obtain especially for potentially risky ventures like business and asset acquisitions.  However, we believe that our acquisitions over the past few years coupled with our strengthening operational cash flows demonstrate our ability to improve our profitability.  We believe that this business model will help us to demonstrate to lending institutions our ability not only to do new acquisitions but also to service the associated debt.

Discussion of Our Statement of Cash Flows

The following discussion compares the changes in our cash flows over the past three years.

Operating Activities

2007 Compared to 2006.  Cash provided by operations was $13.3 million in the 2007 compared to $11.9 million in 2006.  The decrease in cash provided by operations of $1.5 million was primarily related to

•	increased cinema operational cash flow primarily from our Australia operations;

•	increased real estate operational cash flow predominately from our Australia operations. This increase can be particularly attributed to our Newmarket shopping center in Brisbane, Australia; offset by

•	a decrease in distributions from unconsolidated joint ventures and entities of $1.8 million was predominately related to lower distributions from our Place 57 joint venture.

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

Investing Activities

Cash used in investing activities for 2007 was $38.3 million compared to $23.4 million in 2006, and $36.8 million in 2005.  The following summarizes our investing activities for each of the three years ending December 31, 2007:

The $38.3 million cash used in 2007 was primarily related to:

•	$15.7 million to purchase marketable securities;

•	$22.6 million to purchase real estate assets including

o	$20.1 million for real estate purchases in New Zealand,

o	$100,000 for the purchase of the Cinemas 1, 2, & 3 building,

o	$2.0 million acquisition deposit for our acquisition of Consolidated Cinemas, and

o	$493,000 for the purchase of the ground lease of our Tower Cinema in Sacramento, California;

•	$2.8 million in property enhancements to our existing properties;

•	$19.0 million in development costs associated with our properties under development; and

•	$1.5 million in our investment in Reading International Trust I securities (the issuer of our Trust Preferred Securities);

offset by

•	$19.9 million in cash provided by the sale of marketable securities;

•	981,000 decrease in restricted cash related to settled claims by our credit card companies; and

•	$2.4 million in distributions from our investment in joint ventures.

The $23.4 million cash used in 2006 was primarily related to:

•	$8.1 million in acquisitions including:

o	$939,000 in cash used to purchase the Queenstown Cinema in New Zealand,

o	$2.6 million in cash used to purchase the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand,

o	$1.8 million for the Australia Indooroopilly property, and

o	$2.5 million for the adjacent parcel to our Moonee Ponds property;

•	$8.3 million in cash used to complete the Newmarket property and for property enhancements to our Australia, New Zealand and U.S. properties;

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

Financing Activities

Cash provided by financing activities for 2007 was $33.9 million compared to $13.9 million in 2006, and $30.4 million in 2005.  The following summarizes our financing activities for each of the three years ending December 31, 2007:

The $33.9 million cash used in 2007 was primarily related to:

•	$49.9 million of net proceeds from our new Trust Preferred Securities;

•	$14.4 million of net proceeds from our new Euro-Hypo loan;

•	$3.1 million of proceeds from our margin account on marketable securities; and

•	$27.9 million of additional borrowing on our Australia and New Zealand credit facilities;

offset by

•
$57.6 million of cash used to retire bank indebtedness which primarily includes $34.4 million (NZ$50.0 million) to pay off our New Zealand term debt, $5.8 million (AUS$7.4 million) to retire a portion of our bank indebtedness in Australia, $3.1 million to pay off our margin account on marketable securities, $12.1 million (NZ$15.7 million) to pay down our New Zealand Westpac line of credit in August 2007, and $1.7 million for the final balloon payment on the Royal George Theater Term Loan; and

•	$3.9 million in distributions to minority interests.

The $13.9 million cash used in 2006 was primarily related to:

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

•	$1.2 million in distributions to minority interests.

The $30.4 million cash used in 2005 was primarily related to:

•	borrowings from our Australian Corporate Credit Facility of approximately $9.2 million (AUS$11.9 million) and our Newmarket Construction Loan of $22.5 million (AUS$29.6 million)

offset by

•      $944,000 of minority interest distributions; and

•      $513,000 of scheduled loan principal payments.

Future Liquidity and Capital Resources

We believe that we have sufficient borrowing capacity to meet our short-term working capital requirements (see discussion below regarding our Trust Preferred Securities).

During the past 24 months, we have put into place several measures that have already had a positive effect on our overall liquidity, including:

•
on June 28, 2007, Sutton Hill Properties LLC (“SHP”), one of our consolidated subsidiaries, entered into a $15.0 million loan that is secured by SHP’s interest in the Cinemas 1, 2, & 3 land and building.  SHP is owned 75% by Reading and 25% by Sutton Hill Capital, LLC (“SHC”), a joint venture indirectly wholly owned by Mr. James J. Cotter, our Chairman and Chief Executive Officer, and Mr. Michael Forman.

•
in February 5, 2007, we issued $51.5 million in Trust Preferred Securities through our wholly owned trust subsidiary.  This transaction closed on February 5, 2007 and we used the funds principally to payoff our bank indebtedness in New Zealand by $34.4 million (AUS$50.0 million) and to pay down our indebtedness in Australia by $5.8 million (AUS$7.4 million).

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

Potential uses for funds during 2008 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	the development of our currently held for development projects;

•	the acquisition of additional cinemas and/or real estate properties currently under consideration; and

•	the possible further investments in securities.

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

Estimated at approximately $500.0 million (AUS$570.0 million), our development in Burwood, Australia will clearly not be funded from normal working capital even in a phased approach.  We have approached several financing sources who have already given a high-level, favorable response to this funding.  However, we continue to investigate all options available to us including debt financing, equity financing, and joint venture partnering to achieve the optimal financing structure for this most significant development.

In late February 2007, it became apparent that our cost estimates with respect to the Burwood site preparation were low, as the extent of the contaminated soil present at the site – a former brickworks – was greater than we had originally believed.  Our previous estimated cost of $500.0 million included approximately $1.4 million (AUS$1.8 million) of estimated cost to remove the contaminated soil.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter, we intend to address these issues in connection with our planned redevelopment of this site as a mixed-use retail, entertainment, commercial and residential complex.  As of December 31, 2007, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $7.9 million (AUS$9.0 million) and as of that date we had incurred a total of $7.1 million (AUS$8.1 million) of these costs.  In accordance with EITF 90-8 Capitalization of Costs to Treat Environmental Contamination, contamination clean up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$395	$88,470	$7,257	$176	$15,132	$218
Long-term debt to related parties	5,000	--	9,000	--	--	--
Subordinated notes	--	--	--	--	--	51,547
Pension liability	5	10	15	20	25	2,370
Lease obligations	11,675	11,699	11,495	10,827	8,528	61,613
Interest on long-term debt	13,880	6,940	6,400	5,619	5,114	66,083
Total	$30,955	$107,119	$34,167	$16,642	$28,799	$181,831

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $13.7 million as of December 31, 2007.  We do not expect a significant tax payment related to these obligations within the 12 months.

Unconsolidated Joint Venture Debt

Total debt of unconsolidated joint ventures was $4.2 million and $4.8 million as of December 31, 2007 and December 31, 2006, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $2.0 million and $2.2 million as of December 31, 2007 and December 31, 2006, respectively.  Each loan is without recourse to any assets other than our interests in the individual joint venture.

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

In 2006, we determined that it would be beneficial to have a layer of long-term fully subordinated debt financing to help support our long-term real estate assets.  On February 5, 2007 we issued $51.5 million in 20-year fully subordinated notes, interest fixed for five years at 9.22%, to a trust which we control, and which in turn issued $50.0 million in trust preferred securities in a private placement.  There are no principal payments until maturity in 2027 when the notes are paid in full.  The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes.  The placement generated $48.4 million in net proceeds, which were used principally to retire all of our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million).

If our operational focus shifts more to Australia and New Zealand, unrealized foreign currency translation gains and losses could materially affect our financial position.  Historically, we managed our currency exposure by creating natural hedges in Australia and New Zealand.  This involves local country sourcing of goods and services as well as borrowing in local currencies.  However, by paying off our New Zealand debt and paying down on our Australia debt with the proceeds of our Trust Preferred Securities, we have added an increased element of currency risk to our Company.  We believe that this currency risk is mitigated by the comparatively favorable interest rate and the long-term nature of the fully subordinated notes.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in a $320,000 (AUS$338,000) decrease to interest expense during 2007, an $845,000 (AUS$1.1 million) decrease to interest expense during 2006, and a $171,000 (AUS$180,000) increase to interest expense during 2005.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 157

In September 2006, the Financial Accounting Standards Board released SFAS No. 157, Fair Value Measurements, and is effective for fiscal years beginning after November 15, 2007, which is the year ending December 31, 2008 for the Company.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  In November 2007, FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis.  We are currently in the process of evaluating the impact on our financial results if any of the adoption of this pronouncement.

Statement of Financial Accounting Standards No. 159

In February 2007, the Financial Accounting Standards Board released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and is effective for fiscal years beginning after November 15, 2007, which is the year ending December 31, 2008 for the Company.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  We are currently evaluating the impact of the adoption of SFAS No. 159, if any, on our consolidated financial position and results of operations.

Statement of Financial Accounting Standards No. 141-R

In December 2007, the Financial Accounting Standards Board released SFAS No. 141-R, Business Combinations.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will include business combinations in the year ending December 31, 2009 for the Company.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination.  The Statement changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination.  We anticipate that this pronouncement will only have an impact on our financial statements in so far as we will not be able to capitalize indirect deal costs to our acquisitions.

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (Statement No. 160).  SFAS 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for annual periods beginning after December 15, 2008, which is the year ending December 31, 2009 for the Company, and should be applied prospectively.  However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented.  The adoption of the provisions of SFAS 160 is not anticipated to materially impact the company’s consolidated financial position and results of operations.  We are currently in the process of evaluating the impact on our income statement and balance sheet from adopting this pronouncement.

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

o	the extent to and the efficiency with which, we are able to integrate acquisitions of cinema circuits with our existing operations.

•	with respect to our real estate development and operation activities:

o	the rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;

o	the extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;

o	the risks and uncertainties associated with real estate development;

o	the availability and cost of labor and materials;

o	competition for development sites and tenants;

o	environmental remediation issues; and

o	the extent to which our cinemas can continue to serve as an anchor tenant who will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations.

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

Additionally, certain of the presentations included in this annual report may contain “non-GAAP financial measures.”  In such case, a reconciliation of this information to our GAAP financial statements will be made available in connection with such statements.

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

At December 31, 2007, approximately 51% and 25% of our assets (determined by the book value of such assets) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $10.3 million in cash and cash equivalents.  Following the acquisition of Consolidated Cinemas on February 22, 2008, these percentages decreased to 43% and 21%, respectively.  At December 31, 2006, approximately 49% and 23% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $9.0 million in cash and cash equivalents.

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

Historically, our policy has been to borrow in local currencies to finance the development and construction of our entertainment complexes in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, approximately 46% and 82% of our Australian and New Zealand assets (based on book value), respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $8.1 million and $7.1 million, respectively, and the change in annual net income would be $64,000 and $181,000, respectively.  At the present time, we have no plan to hedge such exposure.  On February 5, 2007 we issued $51.5 million in 20-year fully subordinated notes and paid off our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and retired a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million).  By paying off our New Zealand debt and paying down on our Australia debt with the proceeds of our Trust Preferred Securities, we have added an increased element of currency risk to our Company.  We believe that this currency risk is mitigated by the comparatively favorable interest rate and the long-term nature of the fully subordinated notes.

We record unrealized foreign currency translation gains or losses which could materially affect our financial position.  We have accumulated unrealized foreign currency translation gains of approximately $48.2 million and $33.4 million as of December 31, 2007 and 2006, respectively.

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

The majority of our U.S. bank loans have fixed interest rates; however, one of our domestic loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in approximately $50,000 increase or decrease in our 2007 interest expense.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in approximately $90,000 increase in 2007 Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in approximately $93,000 decrease 2007 Australian and New Zealand interest expense.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accountants

To the Board of Directors and Stockholders of
Reading International, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Reading International, Inc. (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reading International, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 14 to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Los Angeles, California
March 28, 2008

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2007 and 2006
(U.S. dollars in thousands)
	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$20,782	$11,008
Receivables	5,671	6,612
Inventory	654	606
Investment in marketable securities	4,533	8,436
Restricted cash	59	1,040
Prepaid and other current assets	3,800	2,589
Total current assets	35,499	30,291
Land held for sale	1,984	--
Property held for development	11,068	1,598
Property under development	66,787	38,876
Property & equipment, net	178,174	170,667
Investment in unconsolidated joint ventures and entities	15,480	19,067
Investment in Reading International Trust I	1,547	--
Goodwill	19,100	17,919
Intangible assets, net	8,448	7,954
Other assets	7,984	2,859
Total assets	$346,071	$289,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$12,331	$13,539
Film rent payable	3,275	4,642
Notes payable – current portion	395	2,237
Note payable to related party – current portion	5,000	5,000
Taxes payable	4,770	9,128
Deferred current revenue	3,214	2,565
Other current liabilities	169	177
Total current liabilities	29,154	37,288
Notes payable – long-term portion	111,253	113,975
Notes payable to related party – long-term portion	9,000	9,000
Subordinated debt	51,547	--
Noncurrent tax liabilities	5,418	--
Deferred non-current revenue	566	528
Other liabilities	14,936	18,178
Total liabilities	221,874	178,969
Commitments and contingencies (Note 19)
Minority interest in consolidated affiliates	2,835	2,603
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,564,339 issued and 20,987,115 outstanding at December 31, 2007 and 35,558,089 issued and 20,980,865 outstanding at December 31, 2006	216	216
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at December 31, 2007 and at December 31, 2006	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares at December 31, 2007 and 2006	--	--
Additional paid-in capital	131,930	128,399
Accumulated deficit	(52,670)	(50,058)
Treasury shares	(4,306)	(4,306)
Accumulated other comprehensive income	46,177	33,393
Total stockholders’ equity	121,362	107,659
Total liabilities and stockholders’ equity	$346,071	$289,231

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations for the Three Years Ended December 31, 2007
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Operating revenue
Cinema	$103,467	$94,048	$86,760
Real estate	15,768	12,077	11,345
Total operating revenue	119,235	106,125	98,105
Operating expense
Cinema	77,756	70,142	67,487
Real estate	8,324	7,365	7,359
Depreciation and amortization	11,921	13,212	12,384
General and administrative	16,085	12,991	17,247
Total operating expense	114,086	103,710	104,477

Operating income (loss)	5,149	2,415	(6,372)

Non-operating income (expense)
Interest income	798	308	209
Interest expense	(8,961)	(6,916)	(4,682)
Net loss on sale of assets	(185)	(45)	(32)
Other income (expense)	(320)	(1,953)	51
Loss before minority interest, discontinued operations, income tax expense and equity earnings of unconsolidated joint ventures and entities	(3,519)	(6,191)	(10,826)
Minority interest	(1,003)	(672)	(579)
Loss from continuing operations	(4,522)	(6,863)	(11,405)
Discontinued operations:
Gain on disposal of business operations	1,912	--	13,610
Loss from discontinued operations, net of tax	--	--	(1,379)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	(2,610)	(6,863)	826
Income tax expense	(2,038)	(2,270)	(1,209)
Loss before equity earnings of unconsolidated joint ventures and entities	(4,648)	(9,133)	(383)
Equity earnings of unconsolidated joint ventures and entities	2,545	9,547	1,372
Gain on sale of unconsolidated joint venture	--	3,442	--
Net income (loss)	$(2,103)	$3,856	$989
Earnings (loss) per common share – basic:
Earnings (loss) from continuing operations	$(0.18)	$0.17	$(0.51)
Earnings from discontinued operations, net	0.09	--	0.55
Basic earnings (loss) per share	$(0.09)	$0.17	$0.04
Weighted average number of shares outstanding – basic	22,478,145	22,425,941	22,249,967
Earnings (loss) per common share – diluted:
Earnings (loss) from continuing operations	$(0.18)	$0.17	$(0.51)
Earnings from discontinued operations, net	0.09	--	0.55
Diluted earnings (loss) per share	$(0.09)	$0.17	$0.04
Weighted average number of shares outstanding – diluted	22,478,145	22,674,818	22,249,967

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2007
(U.S. dollars in thousands)

	Common Stock
	Class A Shares	Class A Par Value	Class B Shares	Class B Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
At January 1, 2005	20,453	$205	1,545	$15	$124,307	$--	$(54,903)	$32,386	$102,010
Net income	--	--	--	--	--	--	989	--	989
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	(3,822)	(3,822)
Unrealized gain on securities	--	--	--	--	--	--	--	11	11
Total comprehensive loss	--	--	--	--	--	--	--	--	(2,822)
Class B common stock received from stockholder in exchange for Class A common stock	50	--	(50)	--	--	--	--	--	--
Class A common stock issued for stock options exercised in exchange for cash or treasury shares	487	10	--	--	3,721	(3,515)	--	--	216
At December 31, 2005	20,990	215	1,495	15	$128,028	(3,515)	(53,914)	28,575	99,404
Net income	--	--	--	--	--	--	3,856	--	3,856
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	4,928	4,928
Unrealized loss on securities	--	--	--	--	--	--	--	(110)	(110)
Total comprehensive income	--	--	--	--	--	--	--	--	8,674
Stock option and restricted stock compensation expense	16	--	--	--	284	--	--	--	284
Class A common stock received upon exercise of put option	(99)	--	--	--	--	(791)	--	--	(791)
Class A common stock issued for stock options exercised	74	1	--	--	87	-	--	--	88
At December 31, 2006	20,981	216	1,495	15	$128,399	(4,306)	(50,058)	33,393	107,659
Net loss	--	--	--	--	--	--	(2,103)	--	(2,103)
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	14,731	14,731
Accrued pension service costs	--	--	--	--	--	--	--	(2,063)	(2,063)
Unrealized gain on securities	--	--	--	--	--	--	--	116	116
Total comprehensive income	--	--	--	--	--	--	--	--	10,681
Stock option and restricted stock compensation expense	--	--	--	--	994	--	--	--	994
Adjustment to accumulated deficit for adoption of FIN 48	--	--	--	--	--	--	(509)	--	(509)
Exercise of Sutton Hill Properties option	--	--	--	--	2,512	--	--	--	2,512
Class A common stock issued for stock options exercised	6	--	--	--	25	-	--	--	25
At December 31, 2007	20,987	$216	1,495	$15	$131,930	$(4,306)	$(52,670)	$46,177	$121,362

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2007
(U.S. dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating Activities
Net income (loss)	$(2,103)	$3,856	$989
Adjustments to reconcile net income( loss) to net cash provided by operating activities:
Realized (gain) loss on foreign currency translation	(131)	38	(417)
Equity earnings of unconsolidated joint ventures and entities	(2,545)	(9,547)	(1,372)
Distributions of earnings from unconsolidated joint ventures and entities	4,619	6,647	855
Gain on the sale of unconsolidated joint venture	--	(3,442)	--
Gain on sale of Puerto Rico	--	--	(1,597)
Gain on sale of Glendale Building	(1,912)	--	(12,013)
Gain on sale of marketable securities	(773)	--	--
Actuarial gain on pension plan	385	--	--
Loss provision on marketable securities	779	--	--
Loss provision on impairment of asset	89	--	--
Loss on extinguishment of debt	99	167	--
Loss on sale of assets, net	185	45	32
Depreciation and amortization	11,921	13,212	12,384
Amortization of prior service costs related to pension plan	253	--	--
Stock based compensation expense	994	284	--
Minority interest	1,003	672	579
Changes in assets and liabilities:
(Increase) decrease in receivables	1,377	(556)	1,559
(Increase) decrease in prepaid and other assets	(1,753)	(1,914)	797
Increase in payable and accrued liabilities	307	1,108	748
Increase (decrease) in film rent payable	(1,631)	(103)	549
Increase (decrease) in deferred revenues and other liabilities	2,121	1,442	(506)
Net cash provided by operating activities	13,284	11,909	2,587
Investing Activities
Proceeds from sale of unconsolidated joint venture	--	4,573	--
Proceeds from sale of Puerto Rico	--	--	2,335
Proceeds from sale of Glendale Building	--	--	10,300
Acquisitions of real estate and leasehold interests	(20,633)	(8,087)	(13,693)
Acquisition deposit	(2,000)	--	--
Purchases of and additions to property and equipment	(21,781)	(8,302)	(30,461)
Investment in Reading International Trust I	(1,547)	--	--
Distributions of investment in unconsolidated joint ventures and entities	2,445	--	--
Investment in unconsolidated joint ventures and entities	--	(2,676)	(6,468)
(Increase) decrease in restricted cash	981	(844)	1,011
Purchases of marketable securities	(15,651)	(8,109)	(376)
Sale of marketable securities	19,900	--	--
Proceeds from disposal of assets, net	--	--	515
Net cash used in investing activities	(38,286)	(23,445)	(36,837)
Financing Activities
Repayment of long-term borrowings	(57,560)	(6,242)	(513)
Proceeds from borrowings	97,632	19,274	31,666
Capitalized borrowing costs	(2,334)	(223)	--
Option deposit received	--	3,000	--
Proceeds from exercise of stock options	25	88	161
Repurchase of Class A Nonvoting Common Stock	--	(791)	--
Proceeds from contributions to minority interest	50	--	--
Minority interest distributions	(3,870)	(1,167)	(944)
Net cash provided by financing activities	33,943	13,939	30,370
Effect of exchange rate on cash	833	57	136
Increase (decrease) in cash and cash equivalents	9,774	2,460	(3,744)

Cash and cash equivalents at beginning of year	11,008	8,548	12,292
Cash and cash equivalents at end of year	$20,782	$11,008	$8,548
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$12,389	$8,731	$6,188
Income taxes	$282	$585	$328
Non-Cash Transactions
Increase in cost basis of Cinemas 1, 2, & 3 related to the purchase price adjustment of the call option liability to a related party	(2,100)	1,087	--
Debt issued to purchase Cinemas 1, 2, 3 (Note 8)	--	--	9,000
Deposit applied to Cinemas 1, 2, 3 (Note 8)	--	--	800
Property addition from purchase option asset (Note 8)	--	--	1,337
Buyer assumption of note payable on Glendale Building (Note 9)	--	--	(10,103)
Common stock issued for note receivable (Note 21)	--	--	55
Treasury shares received (Note 21)	--	--	(3,515)
Stock options exercised in exchange for treasury shares received (Note 21)	--	--	3,515
Adjustment to retained earnings related to adoption of FIN 48 (Note 10)	509	--	--
Decrease in deposit payable and increase in minority interest liability related to the exercise of the Cinemas 1, 2 & 3 call option by a related party (Note 15)	(3,000)	--	--
Decrease in call option liability and increase in additional paid in capital related to the exercise of the Cinemas 1, 2 & 3 call option by a related party (Note 15)	(2,512)	--	--
Accrued addition to property and equipment	385	--	--

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

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

•	33.3% undivided interest in the unincorporated joint venture that owns the Mt. Gravatt cinema in a suburb of Brisbane, Australia;
•	our 50% undivided interest in the unincorporated joint venture that owns a cinema in the greater Auckland area of New Zealand;
•
our 25% undivided interest in the unincorporated joint venture that owns 205-209 East 57th Street Associates, LLC (Place 57) a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan;

•	our 33.3% undivided interest in Rialto Distribution, an unincorporated joint venture engaged in the business of distributing art film in New Zealand and Australia; and
•	our 50% undivided interest in the unincorporated joint venture that owns Rialto Cinemas.

We also have an 18.4% undivided interest in a private real estate company with holdings principally in California, Texas and Hawaii, including the Guenoc Winery and other land located in Northern California.  We have been in contact with the controlling shareholder of Malulani Investments, Ltd. (“MIL”) and requested quarterly or annual operating financials.  To date, he has not responded to our request for relevant financial information (see Note 19 – Commitments and Contingencies).  Based on this situation, we do not believe that we can assert significant influence over the dealings of this entity.  As such and in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 35 – Criteria for Applying the Equity Method of Accounting for Investments in Common Stock – an Interpretation of APB Opinion No. 18, we are treating this investment on a cost basis by recognizing earnings as they are distributed to us.

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

Investment in Marketable Securities

We account for investments in marketable debt and equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115).  Our investment in Marketable Securities includes equity instruments which are classified as available for sale and are recorded at market using the specific identification method.  In accordance with SFAS No. 115, available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity. Premiums and discounts of debt instruments are recognized in interest income using the effective interest method.  Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other expense.  During 2007, we realized a loss of $779,000 on certain marketable securities due to an other than temporary decline in market price.  There were no unrealized gains or losses at December 31, 2007.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available for sale are included in interest income.

Restricted Cash

We classify restricted cash as those cash accounts for which the use of funds is restricted by contract or bank covenant.  At December 31, 2006, our restricted cash balance was $1.0 million made up of deposits transferred to restricted cash accounts under our name by, and in accordance with, our agreement with our domestic credit card processing bank.  The deposits were transferred to cover any potential loss suffered by the bank in relation to the use by third parties of counterfeit credit cards and related credit card company fines.  During 2007, the majority of the credit card claims and penalties were assessed and resulted in paid claims of $429,000 and $160,000 for the years ending December 31, 2007 and 2006, respectively, and returned restricted cash of $551,000 during 2007.  This activity resulted in a restricted cash balance at December 31, 2007 of $59,000 due to the remaining unresolved credit card claims.

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

Derivative Financial Instruments

In accordance with SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS No. 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of SFAS No. 133, we carry all derivative financial instruments on our Consolidated Balance Sheets at fair value.  Derivatives are generally executed for interest rate management purposes but are not designated as hedges in accordance with SFAS No. 133 and SFAS No. 138.  Therefore, changes in market values are recognized in current earnings.

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

Property Under Development

Property under development consists of land, new buildings and improvements under development, and their associated capitalized interest and other development costs.  These building and improvement costs are directly associated with the development of potential cinemas (whether for sale or lease), the development of ETRC locations, or other improvements to real property.  Start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition and development of long-term assets are expensed as incurred.

Incident to the development of our Burwood property, in late 2006, we began various fill and earth moving operations.  In late February 2007, it became apparent that our cost estimates with respect to site preparation were low, as the extent of the contaminated soil present at the site – a former brickworks – was greater than we had originally believed.  Our previous estimated cost of $500.0 million included approximately $1.4 million (AUS$1.8 million) of estimated cost to remove the contaminated soil.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter, we intend to address these issues in connection with our planned redevelopment of the site as a mixed-use retail, entertainment, commercial and residential complex.  As of December 31, 2007, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $7.9 million (AUS$9.0 million) and as of that date we had incurred a total of $7.1 million (AUS$8.1 million) of these costs.  In accordance with EITF 90-8, Capitalization of Costs to Treat Environmental Contamination, contamination clean up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

Property and Equipment

Property and equipment consists of land, buildings and improvements, leasehold improvements, fixtures and equipment.  With the exception of land, property and equipment is carried at cost and depreciated over the useful lives of the related assets.  In accordance with US GAAP, land is not depreciated.

Construction-in-Progress Costs

Construction-in-progress includes costs associated with already existing buildings, property, furniture and fixtures for which we are in the process of improving the site or its associated business assets.

Accounting for the Impairment of Long Lived Assets

We assess whether there has been an impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is then measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  At December 31, 2007, no impairment in the net carrying values of our investments in real estate and cinema leasehold interests or in unconsolidated real estate entities had occurred for the periods presented.

Goodwill and Intangible Assets

We use the purchase method of accounting for all business combinations.  Goodwill and intangible assets with indefinite useful lives are not amortized, but instead, tested for impairment at least annually.  Prior to conducting our goodwill impairment analysis, we assess long-lived assets for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets.  We then perform the impairment analysis at the reporting unit level (one level below the operating segment level) (see Note 10 – Goodwill and Intangibles) as defined by SFAS 142.  This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment.  We estimate the fair value of our reporting units as compared with their estimated book value.  If the estimated fair value of a reporting unit is less than the book value, then impairment is deemed to have occurred.  In estimating the fair value of our reporting units, we primarily use the income approach (which uses forecasted, discounted cash flows to estimate the fair value of the reporting unit).

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

General and Administrative Expenses

For the years ended December 31, 2007, 2006 and 2005, we booked gains on the settlement of litigation of $523,000, $900,000, and $494,000, respectively, as a recovery of legal expenses included in general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are generally as follows:

Building and improvements	15-40 years
Leasehold improvement	Shorter of the life of the lease or useful life of the improvement
Theater equipment	7 years
Furniture and fixtures	5 – 10 years

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

The carrying value of our Australian and New Zealand assets fluctuates due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars.  The exchange rates of the U.S. dollar to the Australian dollar were $0.8776 and $0.7884 as of December 31, 2007 and 2006, respectively.  The exchange rates of the U.S. dollar to the New Zealand dollar were $0.7678 and $0.7046 as of December 31, 2007 and 2006, respectively.

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of Class A and Class B Stock outstanding during the years ended December 31, 2007, 2006, and 2005, respectively.  Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding plus the dilutive effect of stock options.  Stock options to purchase 577,850, 514,100, and 521,100 shares of Class A Common Stock were outstanding at December 31, 2007, 2006, and 2005, respectively, at a weighted average exercise price of $5.60, $5.21, and $5.00 per share, respectively.  Stock options to purchase 185,100 shares of Class B Common Stock were outstanding at each of the years ended December 31, 2007, 2006, and 2005 at a weighted average exercise price of $9.90 per share.  In accordance with SFAS 128 – Earnings Per Share, as we had recorded an operating loss before discontinued operations for the years ended December 31, 2007 and 2005, the effect of the stock options was anti-dilutive and accordingly excluded from the earnings per share computation.

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

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant.  Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis).  Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases.  We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.  Management also estimates costs to execute similar leases including leasing commissions, legal, and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

Business Acquisition Valuations Under FAS 141

The assets and liabilities of businesses acquired are recorded at their respective preliminary fair values as of the acquisition date in accordance with SFAS 141 - Business Combinations.  We obtain third-party valuations of material property, plant and equipment, intangible assets, debt and certain other assets and liabilities acquired.  We also perform valuations and physical counts of property, plant and equipment, valuations of investments and the involuntary termination of employees, as necessary.  Costs in excess of the net fair values of assets and liabilities acquired is recorded as goodwill.

We record and amortize above-market and below-market operating leases assumed in the acquisition of a business in the same way as those under real estate acquisitions.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 157

In September 2006, the Financial Accounting Standards Board released SFAS No. 157, Fair Value Measurements, and is effective for fiscal years beginning after November 15, 2007, which is the year ending December 31, 2008 for the Company. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis.  We are currently in the process of evaluating the impact on our financial results if any of the adoption of this pronouncement.

Statement of Financial Accounting Standards No. 159

In February 2007, the Financial Accounting Standards Board released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and is effective for fiscal years beginning after November 15, 2007, which is the year ending December 31, 2008 for the Company.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  We are currently evaluating the impact of the adoption of SFAS No. 159, if any, on our consolidated financial position and results of operations.

Statement of Financial Accounting Standards No. 141-R

In December 2007, the Financial Accounting Standards Board released SFAS No. 141-R, Business Combinations.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will include business combinations in the year ending December 31, 2009 for the Company.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination.  SFAS No. 141-R changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination.  We anticipate that this pronouncement will only have an impact on our financial statements in so far as we will not be able to capitalize indirect deal costs to our acquisitions.

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  SFAS 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for annual periods beginning after December 15, 2008, which is the year ending December 31, 2009 for the Company, and should be applied prospectively.  However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented.  The adoption of the provisions of SFAS 160 is not anticipated to materially impact the company’s consolidated financial position and results of operations.

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

Note 3 – Stock Based Compensation and Employee Stock Option Plan

Stock Based Compensation

As part of his compensation package, Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, was granted $250,000 of restricted Class A Non-Voting Common Stock for each of the years ending December 31, 2006 and 2005 and $350,000 for the year ending December 31, 2007.  These stock grants each have a vesting period of two years, a stock grant price of $7.79, $8.26, $9.99, respectively; and a total unrealized gain in market value at December 31, 2007 of $26,000.  At December 31, 2007, in recognition of the vesting of one-half of his 2006 and one-half of his 2005 stock grants, we issued to Mr. Cotter 15,133 and 16,047 shares, respectively, of Class A Non-Voting Common Stock which had a stock grant price of $8.26 and $7.79 per share and fair market values of $151,000 and $160,000, respectively.  At December 31, 2006, in recognition of the vesting of one-half of the 2005 stock grant, we issued to Mr. Cotter 16,047 shares of Class A Non-Voting Common Stock which had a stock grant price of $7.79 per share and a fair market value of $133,000.

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2007.  This stock grant has a vesting period of two years, a stock grant exercise price of $8.63, and a total unrealized gain in market value at December 31, 2007 of $8,000.

During the year ended December 31, 2007 and 2006, we recorded compensation expense of $238,000 and $188,000, respectively, for the vesting of restricted stock grants.  The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Weighted Average Fair Value at Grant Date
Outstanding – January 1, 2005	--	$--
Granted	32,094	250
Outstanding – December 31, 2005	32,094	250
Granted	30,266	250
Vested	(16,047)	(188)
Outstanding – December 31, 2006	46,313	312
Granted	46,623	450
Vested	(31,180)	(238)
Outstanding – December 31, 2007	61,756	$524

In 2006, we formed Landplan Property Partners, Ltd (“LPP”), to identify, acquire and develop or redevelop properties on an opportunistic basis.  In connection with the formation of Landplan, we entered into an agreement with Mr. Doug Osborne pursuant to which (i) Mr. Osborne will serve as the chief executive officer of Landplan and (ii) Mr. Osborne’s affiliate, Landplan Property Group, Ltd (“LPG”), will perform certain property management services for Landplan.  The agreement provides for Mr. Osborne to hold an equity interest in the entities formed to hold these properties; such equity interest to be (i) subordinate to our right to an 11% compounded return on investment and (ii) subject to adjustment depending upon various factors including the term of the investment and the amount invested.  In general, this equity interest will range from 27.5% to 15%.

During 2006, Landplan acquired one property in Indooroopilly, Brisbane, Australia and, during 2007, Landplan acquired two properties in New Zealand; the first called the Lake Taupo Motel and the other is a parcel of land referred to as the Manukau property.  With the purchase of these properties, based on SFAS 123(R), we calculated the fair value of Mr. Osborne’s equity interest in their various trusts to be $482,000 and $77,000 at December 31, 2007 and 2006, respectively.  Based on SFAS 123(R), we have calculated the fair value of Mr. Osborne’s interest at $77,000 for the Indooroopilly property, $171,000 for the Lake Taupo Motel and $234,000 for the Manukau property.  During the years ended December 31, 2007 and 2006, we expensed $215,000 and $14,000, respectively, associated with Mr. Osborne’s interests.  At December 31, 2007, the total unrecognized compensation expense related to the LPP equity awards was $231,000, which is expected to be recognized over the remaining weighted average period of approximately 91 months.

Employee Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock.  For the stock options exercised during the year ending December 31, 2007, we issued for cash to an employee of the corporation under this stock based compensation plan, 6,250 shares of Class A Nonvoting Common Stock at an exercise price of $4.01, and, for the stock options exercised during the year ending December 31, 2006, 12,000 shares and 15,000 shares of Class A Nonvoting Common Stock were issued at exercise prices of $3.80 and $2.76 per share, respectively.  During the year ending December 31, 2005, we did not issue any shares under this stock based compensation plan.

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

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)) which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.  This statement was adopted using the modified prospective method, which requires that we recognize compensation expense on a prospective basis for all newly granted options and any modifications or cancellations of previously granted awards.  Therefore, prior period consolidated financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based payment awards, modifications to awards, and cancellations of awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods.  We estimate the valuation of stock based compensation using a Black-Scholes option pricing formula.

When our tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  SFAS 123(R) requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  Had we previously adopted SFAS 123(R), there would have been no impact on our presentation of the consolidated statement of cash flows because there were no recognized tax benefits relating to the years ended December 31, 2005.  For the years ended December 31, 2007 and 2006, there was also no impact to the consolidated statements of cash flows because there were no recognized tax benefits during these periods.

SFAS No. 123(R) requires companies to estimate forfeitures.  Based on our historical experience, we did not estimate any forfeitures for the granted options during the years ended December 31, 2007 and 2006.

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

In accordance with SFAS No. 123(R), we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility, and the expected life of the options.  The dividend yield is excluded from the calculation, as it is our present intention to retain all earnings.  We estimated the expected stock price volatility based on our historical price volatility measured using daily share prices back to the inception of the Company in its current form beginning on December 31, 2001.  We estimate the expected option life based on our historical share option exercise experience during this same period.  We expense the estimated grant date fair values of options issued on a straight-line basis over the vesting period.

There were 7,500 options granted during the year ended December 31, 2005.  In accordance with APB 25, we used the intrinsic value method and did not recognize any compensation expense when the exercise price of the stock options equaled or exceeded the market price of the underlying stock on the date of grant.  For the 301,250 and 20,000 options granted during 2007 and 2006, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006
Stock option exercise price	$8.35 – $10.30	$ 8.10
Risk-free interest rate	4.636 – 4.824%	4.22%
Expected dividend yield	--	--
Expected option life	9.60 – 9.96 yrs	5.97 yrs
Expected volatility	33.64 – 45.47%	34.70%
Weighted average fair value	$ 4.42 – $4.82	$ 4.33

Using the above assumptions and in accordance with the SFAS No. 123(R) modified prospective method, we recorded $756,000 and $98,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the years ended December 31, 2007 and 2006, respectively.  The effect on earnings per share of the compensation charge was $0.03 per share in 2007 and less than $0.01 in 2006.  At December 31, 2007 and 2006, the total unrecognized estimated compensation cost related to non-vested stock options granted was $876,000 and $90,000, respectively, which is expected to be recognized over a weighted average vesting period of 1.27 and 2.09 years, respectively.  The total realized value of stock options exercised during the years ended December 31, 2007, 2006, and 2005 was $37,000, $136,000, and $102,000, respectively.  The grant date fair value of options that vested during the year ending December 31, 2007 was $55,000 and for each of the years ending December 31, 2006 and 2005 was $199,000.  We recorded cash received from stock options exercised of $25,000, $88,000, and $161,000 during the years ended December 31, 2007, 2006, and 2005, respectively.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at December 31, 2007 and 2006 was $2.5 million and $1.6 million, respectively, of which 98.7% and 99.9%, respectively, were currently exercisable.

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

We had the following stock options outstanding and exercisable:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2005	1,488,200	185,100	$4.19	$9.90	1,377,700	185,100	$4.80	$9.90
Granted	7,500	--	$7.86	$--
Exercised	(974,600)	--	$3.78	$--
Outstanding-December 31, 2005	521,100	185,100	$5.00	$9.90	474,600	185,100	$5.04	$9.90
Granted	20,000	--	$8.10	$--
Exercised	(27,000)	--	$3.22	$--
Outstanding-December 31, 2006	514,100	185,100	$5.21	$9.90	488,475	185,100	$5.06	$9.90
Granted	151,250	150,000	$9.37	$10.24
Exercised	(6,250)	--	$4.01	$--
Expired	(81,250)	(150,000)	$10.25	$10.24
Outstanding-December 31, 2007	577,850	185,100	$5.60	$9.90	477,850	35,100	$4.72	$8.47
The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at December 31, 2007 and 2006 were approximately 6.22 and 3.60 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at December 31, 2007 and 2006 was approximately 4.74 and 3.39, respectively.

The following table illustrates the effect on net income per common share for the year ended December 31, 2005 as if we had consistently measured the compensation cost for stock option programs under the fair value method adopted on January 1, 2006 (dollars in thousands):

Pro forma net income (loss):	2005
Net income (loss)	$989
Add: Stock-based compensation costs included in reported net loss	--
Deduct: Stock-based compensation costs under SFAS 123	83
Proforma net income (loss)	$906

Pro forma basic net earnings (loss) per common share:
Pro forma net earnings (loss) per common share-basic and diluted	$0.04
Reported net earnings (loss) per common share-basic and diluted	$0.04

Note 4 – Earnings (Loss) Per Share

For the three years ended December 31, 2007, we calculated the following earnings (loss) per share (dollars in thousands, except per share amounts):

	2007	2006	2005
Income (loss) from continuing operations	$(4,015)	$3,856	$(11,242)
Income from discontinued operations	1,912	--	12,231
Net income (loss)	(2,103)	3,856	989
Weighted average shares of common stock – basic	22,478,145	22,425,941	22,249,967
Weighted average shares of common stock – diluted	22,478,145	22,674,818	22,249,967

Earnings (loss) per share:
Earnings (loss) from continuing operations – basic and diluted	$(0.18)	$0.17	$(0.51)
Earnings (loss) from discontinued operations – basic and diluted	$0.09	$--	$0.55
Earnings (loss) per share – basic and diluted	$(0.09)	$0.17	$0.04

Note 5 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	December 31,
	2007	2006
Prepaid and other current assets
Prepaid expenses	$569	$1,214
Prepaid taxes	602	552
Deposits	2,097	534
Other	532	289
Total prepaid and other current assets	$3,800	$2,589

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,270	$1,270
Deferred financing costs, net	2,805	898
Interest rate swap	526	206
Other receivables	1,648	--
Pre-acquisition costs	948	--
Other	787	485
Total non-current assets	$7,984	$2,859

Note 6 – Property Under Development

Property under development is summarized as follows (dollars in thousands):

	December 31,
Property Under Development	2007	2006
Land	$36,994	$30,296
Construction-in-progress (including capitalized interest)	29,793	8,580
Property Under Development	$66,787	$38,876

The amount of capitalized interest for our properties under development was $4.4 million, $1.8 million, and $2.6 million for the three years ending December 31, 2007, 2006 and 2005, respectively.

Note 7 – Property and Equipment

Property and equipment is summarized as follows (dollars in thousands):

	December 31,
Property and Equipment	2007	2006
Land	$58,757	$56,830
Building and improvements	112,818	99,285
Leasehold interests	12,430	11,138
Construction-in-progress	1,318	425
Fixtures and equipment	64,648	58,164
Total cost	249,971	225,842
Less accumulated depreciation	(71,797)	(55,175)
Property and equipment, net	$178,174	$170,667

Depreciation expense for property and equipment was $11.1 million, $12.3 million, and $9.6 million, for the three years ending December 31, 2007, 2006 and 2005, respectively.

Note 8 – Acquisitions and Property Development

2007 Acquisitions and Property Development

Acquisition of Consolidated Cinemas

On October 8, 2007, we entered into agreements to acquire leasehold interests in 15 cinemas then owned by Pacific Theatres Exhibition Corp. and its affiliates.  The cinemas, which are located in the United States, contain 181 screens.  The aggregate purchase price of the cinemas and related assets is $69.3 million.

We subsequently closed on this acquisition on February 22, 2008 (see Note 27 - Subsequent Events).  The acquisition was made through a wholly owned subsidiary of RDI and was financed principally by a combination of debt financing and seller financing.

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

On February 14, 2007, we acquired, through a Landplan Property Partners property trust, a 1.0 acre parcel of commercial real estate for approximately $4.9 million (NZ$6.9 million).  The property was improved with a motel, but we are currently renovating the property’s units to be condominiums.  A portion of this property includes unimproved land that we do not intend to develop.  This land was determined to have a fair value of $1.8 million (NZ$2.6 million) at the time of purchase and is included on our balance sheet as land held for sale.  The remaining property and its cost basis of $3.1 million (NZ$4.3 million) was included in property under development.  The operating activities of the motel are not material.  We have completed our purchase price allocation for this property in accordance with SFAS 141 - Business Combinations.

Cinemas 1, 2, & 3 Building

On June 28, 2007, we purchased the building associated with our Cinemas 1, 2, & 3 for $100,000 from Sutton Hill Capital (“SHC”).  Our option to purchase that building has been previously disclosed, and was granted to us by SHC at the time that we acquired the underlying ground lease from SHC on June 1, 2005.  As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved the purchase of the property.  The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets in New York City.

Tower Ground Lease

On February 8, 2007, we purchased the tenant’s interest in the ground lease underlying the building lease for one of our domestic cinemas.  The purchase price of $493,000 was paid in two installments; $243,000 was paid on February 8, 2007 and $250,000 was paid on June 28, 2007.  The purchase price for the ground lease is being amortized to rent expense over the remaining ground lease term.

2006 Acquisitions and Property Development

Indooroopilly Land

On September 18, 2006, we purchased a 0.3 acre property for $1.8 million (AUS$2.3 million) as part of our newly established Landplan Property Partners arrangement with Mr. Doug Osborne.  We have obtained approval to develop the property to be a 28,000 square foot grade A commercial office building comprising six floors of office space and two basement levels of parking with 33 parking spaces.  We expect to spend US$8 million (AUS$9.4 million) in development costs.  We plan to complete the project in December 2008.

In July 2006, we entered into an agreement with Mr. Doug Osborne pursuant to which (i) Mr. Osborne will serve as the chief executive officer of our newly formed Australian subsidiary Landplan Property Partners, Ltd (“LPP”) and (ii) Mr. Osborne’s affiliate, Landplan Property Group, Ltd (“LPG”), will perform certain property management services for LPP.  LPP was formed to identify, acquire, develop, and operate properties in Australia and New Zealand offering redevelopment possibilities and, ultimately, to sell the resultant redeveloped properties.  The agreement provides for a base salary and an equity interest to Mr. Osborne in these properties.  Mr. Osborne’s ownership interest in these properties, however, is subordinate to our right to an 11% compounded return on investment and is subject to adjustment depending upon his length of service and the amounts we invest.  In general, his ownership interest will range from 27.5% to 15% based on meeting the defined service requirements and depending on our level of investment.  At December 31, 2006, Landplan had acquired one property in Indooroopilly, Brisbane, Australia.  With the purchase of the Indooroopilly property, based on SFAS 123(R), we calculated the fair value of Mr. Osborne’s equity interest in the Indooroopilly Trust at the grant date as $77,000 (AUS$98,000) and we have expensed $49,000 (AUS$59,000) and $13,000 (AUS$17,000) of this value during the years ended December 31, 2007 and 2006, respectively.

Moonee Ponds Land

On September 1, 2006, we purchased two parcels of land aggregating 0.4 acres adjacent to our Moonee Ponds property for $2.5 million (AUS$3.3 million).  This acquisition increases our holdings at Moonee Ponds to 3.3 acres and gives us frontage facing the principal transit station servicing the area.  We are now in the planning process of developing this property.

Berkeley Cinemas

Additionally, effective April 1, 2006, we purchased from our Joint Venture partner the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand for cash of $2.6 million (NZ$4.1 million) and the proportionate share of assumed debt which amounted to $987,000 (NZ$1.6 million).  This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas Joint Venture investment and was not previously consolidated for accounting purposes.  We drew down $4.8 million (AUS$6.3 million) on our Australian Corporate Credit Facility to purchase the Palms cinema and to payoff its bank debt of $2.0 million (NZ$3.1 million).  We have finalized the purchase price allocation of this acquisition, which resulted in a 50% step up in basis of assets acquired and liabilities assumed, in accordance with SFAS No. 141 - Business Combinations.  A summary of the increased assets and liabilities relating to this acquisition as recorded at estimated fair values is as follows (dollars in thousands):

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

Newmarket ETRC

During the first quarter of 2006, we completed the development and opened the remaining retail portion of an ETRC on our 177,497 square foot parcel in Newmarket, a suburb of Brisbane, in Queensland, Australia.  The total construction costs for the site were $26.7 million (AUS$34.2 million) including $1.4 million (AUS$1.9 million) of capitalized interest.  This project was primarily funded through our $78.8 million (AUS$100.0 million) Australian Corporate Credit Facility with the Bank of Western Australia, Ltd.  As of December 31, 2007, this property was 99% leased.

2005 Acquisitions and Property Development

Newmarket ETRC

During 2005, we developed and partially opened the retail portion of an ETRC on our 177,497 square foot parcel in Newmarket, a suburb of Brisbane, in Queensland, Australia.  At December 31, 2005, the remaining tenants were scheduled to take occupancy by April 2006.  Through December 31, 2005, the construction costs of the site were $24.2 million (AUS$32.5 million) including $1.4 million (AUS$1.9 million) of capitalized interest. Most of this project was funded by a $23.8 million (AUS$32.7 million) construction loan with the Bank of Western Australia, Ltd.  As of December 31, 2005, the balance on this loan was $21.7 million (AUS$29.6 million) related to the construction on this property.

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

As part of the purchase of this ground lease interest, we agreed in principal, as a part of our negotiations to acquire the land and the SHC interests in the Cinemas 1, 2 & 3, to grant an option to Sutton Hill Capital, LLC, a limited liability company beneficially owned in equal 50/50 shares by Messrs. James J. Cotter and Michael Forman (see Note 25 – Related Parties and Transactions) to acquire, at cost, up to a 25% non-managing membership interest in the limited liability company that we formed to acquire these interests. In relation to this option, we recorded $3.7 million and $1.0 million as call option liabilities in our other liabilities at December 31, 2006 and 2005, respectively.  In accordance with SFAS No. 141 – Business Combinations, the purchase price allocation was finalized in the first quarter of 2006.

Note 9 – Discontinued Operations and Disposals

2007 Transactions

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

For the year ended December 31, 2005, we recorded the following results for the Glendale building discontinued operations:

2005
Revenue	$1,103
Operating expense	355
Depreciation & amortization expense	51
General & administrative expense	--
Operating income	697
Interest income	2
Interest expense	312
Income from discontinued operations before gain on sale	387
Gain on sale	12,013
Total income from discontinued operations	$12,400

Puerto Rico Cinema Operations

On June 8, 2005, we sold our assets and certain liabilities associated with our Puerto Rico cinema operations for $2.3 million resulting in a $1.6 million gain.

For the year ended December 31, 2005, we recorded the following results for the Puerto Rico discontinued operations:

2005
Revenue	$4,575
Operating expense	5,752
Depreciation & amortization expense	206
General & administrative expense	383
Loss from discontinued operations before gain on sale	(1,766)
Gain on sale	1,597
Total loss from discontinued operations	$(169)

Note 10 – Goodwill and Intangible Assets

Goodwill associated with our asset acquisitions is tested for impairment in the third quarter with continued evaluation through the fourth quarter of every year.  Based on the projected profits and cash flows of the related assets, it was determined that there is no indication of impairment to our goodwill as of December 31, 2007 or 2006.  Goodwill increased during the period primarily due to 2006 acquisitions discussed in Note 8 – Acquisitions and Property Development.  At December 31, 2007 and 2006, our goodwill consisted of the following (dollars in thousands):

2007	Cinema	Real Estate	Total
Balance as of January 1, 2007	$12,713	$5,206	$17,919
Foreign currency translation adjustment	1,114	67	1,181
Balance at December 31, 2007	$13,827	$5,273	$19,100

2006	Cinema	Real Estate	Total
Balance as of January 1, 2006	$9,489	$5,164	$14,653
Goodwill acquired during 2006	2,849	--	2,849
Foreign currency translation adjustment	375	42	417
Balance at December 31, 2006	$12,713	$5,206	$17,919

We have intangible assets subject to amortization consisting of the following (dollars in thousands):

As of December 31, 2007	Beneficial Lease	Option Fee	Other Intangibles	Total
Gross carrying amount	$12,295	$2,773	$238	$15,306
Less: Accumulated amortization	4,311	2,521	26	6,858
Total, net	$7,984	$252	$212	$8,448

As of December 31, 2006	Beneficial Lease	Option Fee	Other Intangibles	Total
Gross carrying amount	$10,984	$2,773	$219	$13,976
Less: Accumulated amortization	3,577	2,426	19	6,022
Total, net	$7,407	$347	$200	$7,954

We amortize our beneficial leases over the lease terms of up to twenty years and our option fees over 10 years.  For the years ended December 31, 2007, 2006 and 2005, our amortization expense totaled $836,000, $868,000, and $1.1 million, per year, respectively.  The estimated amortization expense in the five succeeding years and thereafter is as follows (dollars in thousands):

Year Ending December 31,
2008	$1,057
2009	1,057
2010	1,025
2011	962
2012	770
Thereafter	3,577
Total future amortization expense	$8,448

Note 11 – Investments in and Advances to Unconsolidated Joint Ventures and Entities

Investments in and advances to unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Malulani Investments, Ltd. as described below.  As of December 31, 2007 and 2006, these investments in and advances to unconsolidated joint ventures and entities include the following (dollars in thousands):

		December 31,
	Interest	2007	2006
Malulani Investments	18.4%	$1,800	$1,800
Rialto Distribution	33.3%	1,029	782
Rialto Cinemas	50.0%	5,717	5,608
205-209 East 57th Street Associates, LLC	25.0%	1,059	5,557
Mt. Gravatt	33.3%	5,159	4,713
Berkeley Cinema – Group	50.0%	--	--
Berkeley Cinemas – Palms & Botany	50.0%	716	607
Total		$15,480	$19,067

For the years ending December 31, 2007, 2006 and 2005, we recorded our share of equity earnings (loss) from our unconsolidated joint ventures and entities as follows:

	December 31,
	2007	2006	2005
Rialto Distribution	$250	$25	$50
Rialto Cinemas	(101)	(169)	--
205-209 East 57th Street Associates, LLC	1,329	8,277	(56)
Mt. Gravatt	793	648	501
Berkeley Cinema – Group	--	322	383
Berkeley Cinemas – Palms & Botany	274	444	494
Total	$2,545	$9,547	$1,372

Malulani Investments, Ltd.

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company with holdings principally in California, Texas and Hawaii, including the Guenoc Winery and other land in Northern California.  This land and commercial real estate holdings are encumbered by debt.  We have been in contact with Malulani Investments, Ltd. (“MIL”) and requested quarterly or annual operating financials.  To date, we have received no response to our request for relevant financial information as described more fully in Note 19 – Commitments and Contingencies.  Based on this situation, we do not believe that we can assert significant influence over the dealings of this entity.  As such and in accordance with FASB Interpretation No. 35 – Criteria for Applying the Equity Method of Accounting for Investments in Common Stock – an Interpretation of APB Opinion No. 18, we are treating this investment on a cost basis by recognizing earnings as they are distributed to us.

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

As of December 31, 2005, we were in dispute with our joint venture partner, which precluded us from receiving timely financial reporting which required us to treat our ownership of Rialto Cinemas on a cost basis.  We resolved the dispute and are receiving regular financial reporting on the results of the cinemas.  Also during the third quarter of 2006, we contributed an additional $876,000 (NZ$1.4 million) to the partnership that was used to pay off the bank loans owed by the cinemas.

205-209 East 57th Street Associates, LLC

We own a non-managing 25% membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan.  During the first quarter of 2005, we increased our investment by $719,000 in the 205-209 East 57th Street Associates, LLC to maintain our 25% equity ownership in the joint venture in light of increased budgeted construction costs.

During 2005, the project was only in its development stage which resulted in an equity loss from unconsolidated joint venture of $125,000.  In 2006, the joint venture was able to close on the sales of 59 condominiums resulting in gross sales of $117.7 million and equity earnings from unconsolidated joint venture to us of $8.3 million.  During 2007, this joint venture sold the remaining eight condominiums resulting in gross sales of $25.4 million and net equity earnings from this unconsolidated joint venture of $1.3 million.  Only the commercial unit is still available for sale.  The condensed balance sheet and statement of operations of 205-209 East 57th Street Associates, LLC are as follows:

205-209 East 57th Street Associates, LLC Condensed Balance Sheet Information:

	December 31,
	2007	2006
Current assets	$2,306	$4,456
Non current assets	3,126	18,488
Current liabilities	857	2,187
Non current liabilities	320	--
Members’ equity	4,255	20,757

205-209 East 57th Street Associates, LLC Condensed Statements of Operations Information:

	December 31,
	2007	2006	2005
Total revenue	$25,673	$117,708	$--
Net income	6,805	33,106	(500)

Mt. Gravatt

We own an undivided 1/3 interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a 16-screen multiplex cinema in Australia.  The condensed balance sheet and statement of operations of Mt. Gravatt are as follows:

Mt. Gravatt Condensed Balance Sheet Information:

	December 31,
	2007	2006
Current assets	$1,458	$1,195
Non current assets	3,421	3,228
Current liabilities	825	550
Noncurrent liabilities	49	40
Members’ equity	4,005	3,833

Mt. Gravatt Condensed Statements of Operations Information:

	December 31,
	2007	2006	2005
Total revenue	$10,603	$9,078	$8,739
Net income	2,381	1,946	1,505

Berkeley Cinemas - Group and Berkeley Cinemas –Palms & Botany

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

On August 28, 2006, we sold to our joint venture partner our interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand, the Berkeley Cinema Group for $4.6 million (NZ$7.2 million) in cash and the assumption of $1.6 million (NZ$2.5 million) in debt.  The sale resulted in a gain on sale of unconsolidated joint venture for the year ending December 31, 2006 of $3.4 million (NZ$5.4 million).  The condensed statement of operations for the Berkeley Cinema Group is as follows (dollars in thousands):

Berkeley Cinemas - Group Condensed Statements of Operations Information:

	December 31,
	2007	2006	2005
Total revenue	$--	$3,440	$5,292
Net income	--	644	765

Additionally, effective April 1, 2006, we purchased from our Joint Venture partner the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand for cash of $2.6 million (NZ$4.1 million) and the proportionate share of assumed debt which amounted to $987,000 (NZ$1.6 million).  This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas – Palms & Botany investment and was not previously consolidated for accounting purposes.  Subsequent to April 1, 2006, we have consolidated this entity into our financial statements.  See Note 8 – Acquisitions and Property Development.

As of December 31, 2007, the only remaining cinema owned by this joint venture is the Botany Downs cinema, located in suburban Auckland.

Combined Condensed Financial Information

The combined condensed financial information for all of the above unconsolidated joint ventures and entities accounted for under the equity method is as follows; therefore, this only excludes Malulani Investments (dollars in thousands):

Condensed Balance Sheet Information (Unaudited):

	December 31,
	2007	2006
Current assets	$11,005	$10,153
Non current assets	15,034	30,573
Current liabilities	6,289	5,004
Non current liabilities	3,550	4,109
Member’s equity	16,200	31,613

Condensed Statements of Operations Information (Unaudited):

	December 31,
	2007	2006	2005
Total revenue	$53,440	$135,675	$34,156
Net income	10,247	35,697	4,484

Note 12 - Notes Payable

Notes payable are summarized as follows (dollars in thousands):

	December 31,			December 31,
Name of Note Payable	2007 Interest Rate	2006 Interest Rate	Maturity Date	2007 Balance	2006 Balance
Australian Corporate Credit Facility	7.75%	7.33%	January 1, 2009	$85,772	$70,516
Australian Shopping Center Loans	--	--	2007-2013	1,066	1,147
Euro-Hypo Loan	6.73%	--	July 1, 2012	15,000	--
New Zealand Corporate Credit Facility	10.10%	9.15%	November 23, 2010	2,488	35,230
Trust Preferred Securities	9.22%	--	April 30, 2027	51,547	--
US Royal George Theatre Term Loan	--	7.86%	November 29, 2007	--	1,819
US Sutton Hill Capital Note 1 – Related Party	9.91%	9.69%	July 28, 2008	5,000	5,000
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	6.26%	January 1, 2010	7,322	7,500
Total Notes Payable				$177,195	$130,212

Australia

Australian Corporate Credit Facility

As prescribed by the credit agreement, during 2006, our Australian Corporate Credit Facility with the Bank of Western Australia, Ltd through our Australian subsidiary, Reading Entertainment Australia Pty Ltd (the “Australia Credit Facility”) was combined with our Newmarket Construction Loan upon completion of the retail portions of our Newmarket ETRC.  In October 2007, we negotiated an increase of our total borrowing limit of the Australia Corporate Credit Facility from $87.8 million (AUS$100.0 million) to $96.5 million (AUS$110.0 million).  At December 31, 2007, we had drawn a total of $85.8 million (AUS$97.7 million) against this facility and issued lease guarantees as the lessee of $3.2 million (AUS$4.0 million) leaving an available, undrawn balance of $7.2 million (AUS$8.3 million).  Effective September 30, 2006, we renegotiated the payment terms of this facility such that it is unlikely that we will be required to make any further principal payments on the loan until the facility comes to term on January 1, 2009.  Interest payments for this loan are required on a quarterly basis.

During 2006, we drew down $4.8 million (AUS$6.3 million) to purchase the Palms – Christchurch Cinema  and to payoff the Palms – Christchurch Cinema bank debt (see Note 8 – Acquisitions and Property Development), $2.2 million (AUS$3.0 million) to purchase a 0.4 acre commercial site adjacent to our Moonee Ponds property in Melbourne, Australia, $1.6 million (AUS$2.2 million) to purchase a commercial development in Indooroopilly a suburb of Brisbane, Australia, and $1.1 million (AUS$1.4 million) to make capital improvements to our existing cinema sites.  Additionally, we drew down $2.3 million (AUS$3.1 million) on our Newmarket Construction Loan used to finance the completion of the retail portions of our Newmarket Shopping Centre development in Brisbane, Australia.

This credit facility is secured by substantially all of our cinema assets in Australia, and is only guaranteed by several of our wholly owned Australian subsidiaries.  The credit facility includes a number of affirmative and negative covenants designed to protect the Bank’s security interests.  The most restrictive covenant of the facility is a limitation on the total amount that we are able to drawdown based on the total assets that are securing the loan.  Our Australian Credit Facility provides for floating interest rates based on the Bank Bill Swap Bid Rate (BBSY bid rate), but requires that not less than 70% of the loan be swapped into fixed rate obligations.  For further information regarding our swap agreements, see Note 13 – Derivative Instruments.  All interest rates above include a 1.00% interest rate margin.

Fair Value of Interest Rate Swap Agreements

In accordance with SFAS No. 133, we marked our Australian interest rate swap instruments to market resulting in an $320,000 (AUS$338,000) decrease, an $845,000 (AUS$1.1 million) decrease, and a $171,000 (AUS$180,000) increase to interest expense during 2007, 2006 and 2005, respectively (See Note 13 – Derivative Instruments).

Australian Shopping Center Loans

As part of the Anderson Circuit, in July 2004, we assumed the three loans on the properties of Epping, Rhodes, and West Lakes.  The total amount assumed on the transaction date was $1.5 million (AUS$2.1 million) and the loans carry no interest as long as we make timely principal payments of approximately $280,000 (AUS$320,000) per year.  The balance of these loans at December 31, 2007 and 2006 was $1.1 million (AUS$1.2 million) and $1.1 million (AUS$1.4 million), respectively.  Early repayment is possible without penalty.  The only recourse on default of these loans is the security on the properties.  During 2007, we have not paid $88,000 (AUS$100,000) of principal payments on the West Lakes loan due to a dispute that we have with the landlord.  We are currently in the process of resolving this dispute.

New Zealand

Corporate Credit Facility

On June 29, 2007, we finalized the renegotiation of our New Zealand Corporate Credit Facility as a $46.4 million (NZ$60.0 million) line of credit.  This renegotiated agreement carries the same terms as the previous agreement except that it is now a line of credit instead of term debt, the maturity date has been extended by one year to November 23, 2010, the interest rate for the facility is based on the 90-day Bank Bill Bid Rate (BBBR) plus a 1.00% margin, and a 0.20% line charge will be incurred on the total line of credit of $46.4 million (NZ$60.0 million).  The agreement calls for principal payments to be deferred until February 2009 after which we will be required to make quarterly principal payments of $750,000 until the loan comes due in on November 23, 2010.  The facility is secured by substantially all of our New Zealand assets, but has not been guaranteed by any entity other than several of our New Zealand subsidiaries.  The facility includes various affirmative and negative covenants designed to protect the bank’s security, limits capital expenditures and the repatriation of funds out of New Zealand without the approval of the bank.  Also included in the restrictive covenants of the facility is the restriction of transferring funds from subsidiary to parent.  Interest payments for this loan are required on a monthly basis.

During the February 2007, we paid off our term debt of this facility of $34.4 million (NZ$50.0 million) as a use of the proceeds from our new Subordinated Notes from Reading International Trust I.  On June 29, 2007, we drew down on this line of credit by $5.2 million (NZ$6.7 million) to purchase a property in New Zealand and on July 29, 2007 we drew down an additional $9.4 million (NZ$12.2 million) to purchase the Manukau property in New Zealand (see Note 8 – Acquisitions and Dispositions).  On August 2, 2007, we paid down this facility by $12.0 million (NZ$15.7 million) from the proceeds of the sale of certain marketable securities.

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

Domestic

Subordinated Notes – Reading International Trust I

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust which we control, and which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in trust preferred securities were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading.  This $1.5 million is shown on our balance sheet as “Investment in Reading International Trust I.”  The interest on the notes and preferred dividends on the trust securities carry a fixed rate for five years of 9.22% after which the interest will be based on an adjustable rate of LIBOR plus 4.00% unless we exercise our right to refix the rate at the current market rate at that time.  There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full.  We may pay off the debt after the first five years at 100.0% of the principal amount without any penalty.  The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes.  The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt.  Currently, the most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level.  The placement generated $49.9 million in net proceeds, which were used principally to make our investment in the common trust securities of $1.5 million, to retire all of our bank indebtedness in New Zealand of $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million).  During the year ended December 31, 2007, we paid $3.4 million in preferred dividends to the unrelated investors which is included in interest expense.  At December 31, 2007, we had preferred dividends payable of $768,000. Interest payments for this loan are required every three months.

Sutton Hill Capital Note 1 - City Cinemas Standby Credit Facility

In connection with the City Cinemas Transaction, we undertook to lend SHC up to $28.0 million commencing in July 2007.  With the release of the Murray Hill cinema from the Operating Lease in February 2002, this obligation decreased to $18.0 million.  As more fully described in Note 26 – Related Parties and Transactions, the City Cinemas Standby Credit Facility, in connection with the sale of the Sutton Property, the Operating Lease was further reduced by $5.0 million from $18.0 million to $13.0 million and the draw down date was changed to the earlier of October 2005 or the payment of the Sutton Purchase Money Note.

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

On September 14, 2004, we issued a $5.0 million promissory note to SHC which carries an interest rate at December 31, 2007 of 9.91% per annum with interest only payments payable monthly and a balloon principal payment due on the loan maturity date.  The loan maturity date has been extended twice and is currently July 28, 2008.  We used the proceeds to in part invest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan.  Interest payments for this loan are required on a monthly basis.

Royal George Theatre Term Loan

On November 29, 2002, we entered into a $2.5 million loan agreement with a financial institution, secured by our Royal George Theatre in Chicago, Illinois.  The loan was a 5-year term loan that accrues a variable interest rate payable monthly in arrears.  Pursuant to the credit agreement, we paid off this loan balance as a final balloon payment of $1.7 million in November 2007.

Sutton Hill Capital Note 2

On September 19, 2005, we issued a $9.0 million promissory note, bearing interest at a fixed rate of 8.25% with interest only payments payable monthly and a balloon principal payment due on December 31, 2010, the loan maturity date, in exchange for the tenant’s interest in the ground lease estate that is currently between (i) our fee ownership of the underlying land and (ii) our current possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3 in Manhattan.  This tenant’s ground lease interest was purchased from Sutton Hill Capital LLC (“SHC”).  As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved issuance of debt in connection with the purchase of the property.  The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.  Interest payments for this loan are required on a monthly basis.

Union Square Theatre Term Loan

On December 4, 2006, we renegotiated our loan agreement which is secured by our Union Square Theatre in Manhattan.  The new loan increased our borrowing amount from $3.2 million to $7.5 million and reduced our annual interest rate from 7.31% to 6.26%.  This three-year term loan requires monthly scheduled principal and interest payments.  We owed $7.3 million and $7.5 million on this term loan for the years ended December 31, 2007 and 2006, respectively.  While this loan is structured as a limited recourse liability (the only collateral being our Union Square building and the tenant leases with respect to that building), this limited recourse structure is somewhat offset by our inter-company obligation under the lease of the live theater portion of the building, which provides for an annual rent of $546,000.  Interest payments for this loan are required on a monthly basis.

Euro-Hypo Loan

On June 28, 2007, Sutton Hill Properties LLC (“SHP”), one of our consolidated subsidiaries, entered into a $15.0 million loan that is secured by SHP’s interest in the Cinemas 1, 2, & 3 land and building.  SHP is owned 75% by Reading and 25% by Sutton Hill Capital, LLC (“SHC”), a joint venture indirectly wholly owned by Mr. James J. Cotter, our Chairman and Chief Executive Officer, and Mr. Michael Forman.  Under the terms of the credit agreement, this loan bears a fixed interest rate of 6.73% per annum payable monthly.  The loan matures on July 1, 2012.  No principal payments are due until maturity.  SHP distributed the proceeds of the loan to Reading and to SHC in the amount of $10.6 million and $3.5 million, respectively.  Because, the cash flows from SHP are currently insufficient to cover its obligations, Reading and Sutton Hill Capital, LLC, have agreed to contribute the capital required to service the debt.  Reading will be responsible for 75% and SHC will be responsible for 25% of such capital payments. Interest payments for this loan are required on a monthly basis.

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

Summary of Notes Payable

Our aggregate future principal loan payments are as follows (dollars in thousands):

Year Ending December 31,
2008	$5,395
2009	88,470
2010	16,257
2011	176
2012	15,132
Thereafter	51,765
Total future principal loan payments	$177,195

Since approximately $89.3 million of our total debt of $177.2 million at December 31, 2007 consisted of debt denominated in Australian and New Zealand dollars, the U.S dollar amounts of these repayments will fluctuate in accordance with the relative values of these currencies.

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

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2007:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$15,138,000	6.4400%	6.9350%	January 1, 2009
Interest rate swap	$23,322,000	6.6800%	6.9350%	January 1, 2009
Interest rate swap	$10,685,000	5.5800%	6.9350%	January 1, 2009
Interest rate swap	$3,072,000	6.3600%	6.9350%	January 1, 2009
Interest rate swap	$3,072,000	6.9600%	6.9350%	January 1, 2009
Interest rate swap	$2,457,000	7.0000%	6.9350%	January 1, 2009
Interest rate swap	$1,220,000	7.1900%	6.9350%	January 1, 2009
Interest rate swap	$2,466,000	7.5900%	n/a	January 1, 2009

In accordance with SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest swap instruments to market on the consolidated balance sheet resulting in a $320,000 (AUS$338,000) decrease to interest expense during 2007, an $845,000 (AUS$1.1 million) decrease to interest expense during 2006, and a $171,000 (AUS$180,000) increase to interest expense during 2005.  At December 31, 2007 and 2006, we recorded the fair market value of our interest rate swaps at $526,000 (AUS$600,000) and $206,000 (AUS$261,000) as an other long-term asset.  The swap with a notional amount of $2,466,000 does not have a Receive Variable Rate because we had not drawn on the facility as of December 31, 2007.  In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 14 - Income Taxes

Income (loss) before income tax expense includes the following (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$737	$(4,460)	$(1,863)
Foreign	(3,347)	(2,403)	2,689
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	$(2,610)	$(6,863)	$826
Equity earnings and gain on sale of unconsolidated subsidiary:
United States	1,328	8,277	(56)
Foreign	1,217	4,712	1,428
Income (loss) before income tax expense	$(65)	$6,126	$2,198

Significant components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Current income tax expense
Federal	$510	$688	$444
State	511	409	186
Foreign	1,017	1,173	579
Total	2,038	2,270	1,209
Deferred income tax expense
Federal	--	--	--
State	--	--	--
Foreign	--	--	--
Total	--	--	--
Total income tax expense	$2,038	$2,270	$1,209

Deferred income taxes reflect the net tax effect of “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The components of the deferred tax liabilities and assets are as follows (dollars in thousands):

	December 31,
Components of Deferred Tax Assets and Liabilities	2007	2006
Deferred Tax Assets:
Net operating loss carry forwards	$43,215	$46,573
Impairment reserves	1,142	1,060
Alternative minimum tax carry forwards	3,714	3,624
Installment sale of cinema property	5,070	5,070
Other	10,477	6,781
Total Deferred Tax Assets	63,618	63,108

Deferred Tax Liabilities:
Acquired and option properties	6,408	6,890

Net deferred tax assets before valuation allowance	57,210	56,218
Valuation allowance	(57,210)	(56,218)
Net deferred tax asset	$--	$--

In accordance with SFAS 109, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  SFAS 109 presumes that a valuation allowance is required when there is substantial negative evidence about realization of deferred tax assets, such as a pattern of losses in recent years, coupled with facts that suggest such losses may continue.  Because of such negative evidence available for the U.S. and other countries, as of December 31, 2007 we recorded a full valuation allowance of $57.2 million.

As of December 31, 2007, we had the following U.S. net operating loss carry forwards (dollars in thousands):

Expiration Date	Amount
2018	$4
2019	1,320
2021	2,718
2022	1,636
2025	28,345
Total net operating loss carryforwards	$34,023

In addition to the above net operating loss carryforwards having expiration dates, we have the following carryforwards that have no expiration date at December 31, 2007:

•	approximately $3.7 million in alternative minimum tax credit carryforwards;

•	approximately $54.6 million in Australian loss carry forwards; and

•	approximately $1.2 million in New Zealand loss carryforwards.

We disposed of our Puerto Rico operations during 2005 and plan no further investment in Puerto Rico for the foreseeable future.  We have approximately $31.3 million in Puerto Rico loss carry forwards expiring no later than 2014.  No material future tax benefits from Puerto Rico loss carry forwards can be recognized by the Company unless it re-enters the Puerto Rico market.

We expect no other substantial limitations on the future use of U.S. or foreign loss carry forwards except for reductions in unused U.S. loss carry forwards that may occur in connection with the 1996 Tax Audit described in Note 18 - Commitments and Contingencies.

U.S. income taxes have not been recognized on the temporary differences between book value and tax basis of investment in foreign subsidiaries.  These differences become taxable upon a sale of the subsidiary or upon distribution of assets from the subsidiary to U.S. shareholders.  We expect neither of these events will occur in the foreseeable future for any of our foreign subsidiaries.

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Expected tax provision (benefit)	$(23)	$2,149	$769
Reduction (increase) in taxes resulting from:
Change in valuation allowance	992	(2,366)	(596)
Foreign tax provision	1,017	1,173	579
Tax effect of foreign tax rates on current income	(60)	425	740
State and local tax provision	511	409	186
Other items	(399)	480	(469)
Actual tax provision	$2,038	$2,270	$1,209

Pursuant to APB No.23, Accounting for Income Taxes - Special Areas, a provision should be made for the tax effect of earnings of foreign subsidiaries which are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  No current or cumulative earnings were available for distribution in the Reading Australia consolidated group of subsidiaries or in the Puerto Rico subsidiary as of December 31, 2007.  The Reading New Zealand consolidated group of subsidiaries did not generate earnings in 2007, but has cumulative earnings available for distribution.  We have provided $280,000 in foreign withholding taxes connected with these retained earnings.

We have accrued $15.5 million in income tax liabilities as of December 31, 2007, of which $10.0 million have been classified as income taxes payable and $5.5 million have been classified as other non-current liabilities.  As part of income taxes payable, we have accrued $4.5 million as a probable loss in connection with the “Appeal of IRS Deficiency Notices” and we believe that the possible total settlement amount will be between $4.5 million and $52.8 million (see Note 19 – Commitments and Contingencies).  We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes described in Note 15 – Other Liabilities.

The following table is a summary of the activity related to unrecognized tax benefits for the year ending December 31, 2007 (dollars in thousands):

Year Ended December 31, 2007
Unrecognized tax benefits – beginning balance	$10,857
Gross increases – prior period tax provisions	47
Gross decreases – prior period tax positions	--
Gross increases – current period tax positions	513
Settlements	--
Statute of limitations lapse	--
Unrecognized tax benefits – ending balance	$11,417

We adopted FASB Interpretation (FIN) 48 on January 1, 2007.  As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007.  As of that date, we also reclassified approximately $4.0 million in reserves from current taxes liabilities to noncurrent tax liabilities.  Interest and/or penalties related to income tax matters are recorded as part of income tax expense.  We had approximately $10.8 million of gross tax benefits and $1.7 million of tax interest unrecognized on the financial statements as of the date of adoption, mostly reflecting operating loss carry forwards and the IRS litigation matter described below.  Of the $12.5 million total gross unrecognized tax benefits at January 1, 2007, $4.5 million would impact the effective tax rate if recognized.  The remaining balance consists of items that would not impact the effective tax rate due to the existence of the valuation allowance.  We recorded an increase to our gross unrecognized tax benefits of approximately $0.6 million and an increase to tax interest of approximately $0.6 million during the period January 1, 2007 to December 31, 2007, and the total balance at December 31, 2007 was approximately $13.7 million.

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

Generally, changes to our federal and most state income tax returns for the calendar year 2003 and earlier are barred by statutes of limitations.  Certain domestic subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us.  These subsidiaries were examined by IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years.  We are contesting these deficiencies in Tax Court.  Our income tax returns of Australia filed since inception in 1995 are open for examination.  The income tax returns filed in

New Zealand and Puerto Rico for calendar year 2002 and afterward generally remain open for examination as of December 31, 2007.  The income tax returns of certain New Zealand subsidiaries are under examination for years 2002 through 2004.  We anticipate the results of this examination will have no material effect on our financial reporting.

We do not anticipate that within 12 months following December 31, 2007 our total unrecognized tax benefits will change significantly because of settlement of audits and expiration of statutes of limitations.

Note 15 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	December 31,
	2007	2006
Current liabilities
Security deposit payable	$168	$177
Other	1	--
Other current liabilities	$169	$177
Other liabilities
Foreign withholding taxes	$5,480	$5,212
Straight-line rent liability	3,783	3,693
Option liability	--	3,681
Environmental reserve	1,656	1,656
Accrued pension	2,626	--
Option deposit	--	3,000
Other	1,391	936
Other liabilities	$14,936	$18,178

Sutton Hill Capital – Cinemas 1, 2, & 3 Purchase Option

As part of the purchase of the real property underlying our leasehold interest in the Cinemas 1, 2, & 3 on June 1, 2005, we granted a purchase option to Sutton Hill Capital, LLC (“SHC”), a limited liability company beneficially owned in equal 50/50 shares by Messrs. James J. Cotter and Michael Forman, to acquire at the acquisition date cost basis, up to a 25% non-managing membership interest in Sutton Hill Properties, LLC (“SHP”).  SHP is the limited liability company that we formed to acquire these interests.  In relation to this option, we estimated, based on a June 2007 property appraisal, the fair value of the option had increased for year ended December 31, 2007 by $950,000 which was expensed for during the year.  During 2006, the value of the option at December 31, 2006 increased to approximately $3.7 million, resulting in an expense for the year ended December 31, 2006 of $1.6 million.

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

Union Pension Withdrawal

During the first quarter of 2006, the Motion Picture Projectionists, Video Technicians and Allied Crafts Union (“Union”) asserted that due to the Company’s reduced reliance on union labor in New York City, there was a partial withdrawal from the union pension plan by the Company in 2003 resulting in a funding liability on the part of the Company of approximately $342,000.  We believe that the estimated amount of our obligation to the Union for their pension plan is in question and disputable.  For this reason, we intend to discuss further the matter with the Union.  However, to reflect the Union’s asserted assessment at this time, we have recorded a $264,000 liability in our other liabilities and paid to the Union $78,000 at December 31, 2007.

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

	Book Value		Fair Value
Financial Instrument	2007	2006	2007	2006
Cash	$20,782	$11,008	$20,782	$11,008
Accounts receivable	$5,671	$6,612	$5,671	$6,612
Investment in marketable securities	$4,533	$8,436	$4,533	$8,436
Restricted cash	$59	$1,040	$59	$1,040
Accounts and film rent payable	$15,606	$18,181	$15,606	$18,181
Notes payable	$111,648	$116,212	$112,344	$116,471
Notes payable to related party	$14,000	$14,000	$13,942	$13,862
Subordinated debt	$51,547	$--	$45,356	$--
Interest rate swaps asset	$526	$206	$526	$206

Note 17 – Lease Agreements

Most of our cinemas conduct their operations in leased facilities.  Nine of our thirteen operating multiplexes in Australia, three of our seven cinemas in New Zealand and all but one of our cinemas in the United States are in leased facilities.  These cinema leases have remaining terms inclusive of options of 10 to 50 years.  Certain of our cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum.  Substantially all of our leases require the payment of property taxes, insurance and other costs applicable to the property.  We also lease office space and equipment under non-cancelable operating leases.  All of our leases are accounted for as operating leases and accordingly, we have no leases of facilities which require capitalization.

We determine the annual base rent expense of our cinemas by amortizing total minimum lease obligations on a straight-line basis over the lease terms.  Base rent expense and contingent rental expense under the operating leases totaled approximately $11.9 million and $515,000 for 2007, respectively; $10.8 million and $332,000 for 2006, respectively; and $9.8 million and $719,000 for 2005, respectively.  Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consisted of the following at December 31, 2007 (dollars in thousands):

Minimum Lease Payments
2008	$11,675
2009	11,699
2010	11,495
2011	10,827
2012	8,528
Thereafter	61,613
Total minimum lease payments	$115,837

Since approximately $85.1 million of our total minimum lease payments of $115.8 million as of December 31, 2007 consisted of lease obligations denominated in Australian and New Zealand dollars, the U.S dollar amounts of these obligations will fluctuate in accordance with the relative values of these currencies.

Note 18 – Pension Liabilities

In March 2007, the Board of Directors of Reading International, Inc. (“Reading”) approved a Supplemental Executive Retirement Plan (“SERP”) pursuant to which Reading has agreed to provide James J. Cotter, its Chief Executive Officer and Chairman of the Board of Directors, supplemental retirement benefits effective March 1, 2007.  Under the SERP, Mr. Cotter will receive a monthly payment of the greater of (i) 40% of the average monthly earnings over the highest consecutive 36-month period of earnings prior to Mr. Cotter’s separation from service with Reading or (ii) $25,000 per month for the remainder of his life, with a guarantee of 180 monthly payments following his separation from service with Reading or following his death.  The beneficiaries under the SERP may be designated by Mr. Cotter or by his beneficiary following his or his beneficiary’s death.  The benefits under the SERP are fully vested as of March 1, 2007.

The SERP initially will be unfunded, but Reading may choose to establish one or more grantor trusts from which to pay the SERP benefits.  As such, the SERP benefits are unsecured, general obligations of Reading.  The SERP is administered by the Compensation Committee of the Board of Directors of Reading.  In accordance with SFAS 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), the initial pension benefit obligation of $2.7 million was included in our other liabilities with a corresponding amount of unrecognized prior service cost included in accumulated other comprehensive income on March 1, 2007 (see Note 24 – Comprehensive Income).  The initial benefit obligation was based on a discount rate of 5.75% and a compensation increase rate of 3.5%.  The $2.7 million is being amortized as a prior service cost over the estimated service period of 10 years combined with an annual interest cost.  For the year ended December 31, 2007, we recognized $129,000 of interest cost and $253,000 of amortized prior service cost.  The balance of the other liability for this pension plan was $2.4 million at December 31, 2007 and the accumulated other comprehensive income balance was $2.1 million at December 31, 2007.  The December 31, 2007 value of the SERP is based on a discount rate of 6.25% and an annual compensation growth rate of 3.50%.

In addition to the aforementioned SERP, Mr. S. Craig Tompkins has a vested interest in the pension plan originally established by Craig Corporation prior to its merger with our company of $181,000 and $174,000 at December 31, 2007 and 2006, respectively.  The balance accrues interest at 30 day LIBOR and is maintained as an unfunded Executive Pension Plan obligation included in other liabilities.

The change in the SERP pension benefit obligation and the funded status for the year ending December 31, 2007 is as follows (dollars in thousands):

Change in Benefit Obligation	For the year ending December 31, 2007
Benefit obligation at March 1, 2007	$2,701
Service cost	--
Interest cost	129
Actuarial gain	(385)
Benefit obligation at December 31, 2007	2,445
Plan assets	--
Funded status at December 31, 2007	$(2,445)

The actuarial gain during 2007 was the result of an increase in the discount rate from 5.75% at inception to 6.25% as of the December 31, 2007 measurement date.

Amount recognized in balance sheet consists of (dollars in thousands):

At December 31, 2007
Noncurrent assets	$--
Current liabilities	5
Noncurrent liabilities	2,440

Items not yet recognized as a component of net periodic pension cost consist of (dollars in thousands):

At December 31, 2007
Unamortized actuarial gain	$(385)
Prior service costs	2,448
Accumulated other comprehensive loss	2,063

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows (dollars in thousands):

Net periodic benefit cost	From March 1, 2007 to December 31, 2007
Service cost	$--
Interest cost	129
Expected return on plan assets	--
Amortization of prior service costs	253
Amortization of net (gain) loss	--
Net periodic benefit cost	$382
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net gain	$(385)
Prior service cost	--
Amortization of prior service cost	(253)
Amortization of net gain (loss)	--
Total recognized in other comprehensive income	$(638)
Total recognized in net periodic benefit cost and other comprehensive income	$(256)

The estimated net gain and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $18,000 and $304,000, respectively.

The following weighted average assumptions were used to determine the plan benefit obligations at December 31, 2007:

At December 31, 2007
Discount rate	6.25%
Rate of compensation increase	3.50%

The following weighted-average assumptions were used to determine net periodic benefit cost for the year ended December 31, 2007:

At December 31, 2007
Discount rate	6.25%
Expected long-term return on plan assets	0.00%
Rate of compensation increase	3.50%

The benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the following periods (dollars in thousands):

Pension Payments
2008	$5
2009	10
2010	15
2011	20
2012	25
Thereafter	2,370
Total pension payments	$2,445

Note 19 - Commitments and Contingencies

Acquisition of Consolidated Cinemas
On October 8, 2007, we entered into agreements to acquire leasehold interests in 15 cinemas then owned by Pacific Theatres Exhibition Corp. and its affiliates.  The cinemas, which are located in the United States, contain 181 screens.  The aggregate purchase price of the cinemas and related assets was $69.3 million.  The acquisition was made through a wholly owned subsidiary of RDI and was financed principally by a combination of debt financing from GE Capital Corporation and seller financing.  We subsequently closed on this acquisition on February 22, 2008 (see Note 27 - Subsequent Events).

Taringa Properties

As of December 31, 2007, we had entered into agreements to acquire approximately 50,000 square foot of property in Taringa, Australia, comprising three contiguous properties, which we intend to develop.  The aggregate purchase price of these properties is $10.6 million (AUS$12.1 million).  We subsequently closed on the purchase of two of these properties in January 2008 (see Note 27 - Subsequent Events).

Unconsolidated Joint Venture Loans

The following section describes the loans associated with our investments in unconsolidated joint ventures.  As they are unconsolidated, their associated bank loans are not reflected in our Consolidated Balance Sheet at December 31, 2007.  Each loan is without recourse to any assets other than our interests in the individual joint venture.

Rialto Distribution

We are the 33.3% co-owners of the assets of Rialto Distribution.  At December 31, 2007 and 2006, the total line of credit was $1.5 million (NZ$2.0 million) and $1.4 million (NZ$2.0 million), respectively, and had an outstanding balance of $801,000 (NZ$1.0 million) and $1.1 million (NZ$1.6 million), respectively.  This loan is without recourse to any assets other than our interest in the joint venture.

Berkeley Cinemas

We are the 50% co-owners with the Everard Entertainment Ltd of the assets comprising an unincorporated joint venture in New Zealand, referred to in these financial statements as the Berkeley Cinemas Joint Venture.  The balance of the bank loan at December 31, 2007 and 2006 was $3.4 million (NZ$4.4 million) and $3.7 million (NZ$5.2 million), respectively, which is secured by a first mortgage over the land and building assets of the joint venture.  This loan is without recourse to any assets other than our interest in the joint venture.

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) completed its audits of the tax return of Reading Entertainment Inc. (RDGE) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (CRG) for its tax year ended June 30, 1997.  With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”) received by RDGE from CRG as a part of a private placement of securities by RDGE which closed in October 1996.  A second issue involving equipment-leasing transactions entered into by RDGE (discussed below) is also involved.

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”).  The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG.  As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE.  This proposed change would result in an additional tax liability for CRG of approximately $20.9 million plus interest of approximately $17.9 million as of December 31, 2007.  In addition, this proposal would result in California tax liability of approximately $5.4 million plus interest of approximately $4.6 million as of December 31, 2007.  Accordingly, this proposed change represented, as of December 31, 2007, an exposure of approximately $48.8 million.

Moreover, California has “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income.  While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers.  Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $52.8 million.  We have accrued $4.5 million as a probable loss in relation to this exposure and believe that the possible total settlement amount will be between $4.0 million and $52.8 million.

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

We intend to litigate aggressively these matters in the U.S. Tax Court and an appeal was filed with the court on September 26, 2006.  While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of these matters.  We are currently in the discovery process, and do not anticipate a trial of this issue before 2010.

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

Whitehorse Center Litigation

On October 30, 2000, we commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against our joint venture partner and the controlling stockholders of our joint venture partner in the Whitehorse Shopping Center.  That action is entitled Reading Entertainment Australia Pty, Ltd vs. Burstone Victoria Pty, Ltd and May Way Khor and David Frederick Burr, and was brought to collect on a promissory note (the “K/B Promissory Note”) evidencing a loan that we made to Ms. Khor and Mr. Burr and that was guaranteed by Burstone Victoria Pty, Ltd (“Burstone” and collectively with Ms. Khor and Mr. Burr, the “Burstone Parties”).  This loan balance has been previously written off and is no longer recorded on our books.  The Burstone Parties asserted in defense certain set-offs and counterclaims, alleging, in essence, that we had breached our alleged obligations to proceed with the development of the Whitehorse Shopping Center, causing the Burstone Parties damages.  The matter is currently on appeal.  However, if the trial court is ultimately sustained the result will be a payment from the Burstone Parties to us of $1.1 million (AUS$1.2 million), as of December 31, 2007.   That amount continues to accrue interest at the rate of approximately 10%.  The amount of these payments represent a contingent gain; therefore, no amount has been recorded in our financial statements through the year ended December 31, 2007.

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

In a hearing conducted on November 22 and 29, 2006, Reading successfully defended an application for summary judgment brought by Mackie and was awarded costs for part of the preparation of its defense to the application.  A bill of costs has been prepared by a cost consultant in the sum of $20,000 (AUS$25,000) (including disbursements).  On 27 April 2007, we received payment from Khor & Burr for those costs in the sum of $18,646.60.

A mediation was held in this matter on 12 July 2007, at which time the matter failed to settle.  Reading has subsequently made an offer of compromise to Mackie Group in the sum of $150,000 plus party/party costs, which has not been accepted.  The matter has not yet been fixed for trial, however orders have now been made for the preparation of material for trial and we expect that the matter will be set down for trial before the end of the year.

Malulani Investments Litigation

In December 2006, we commenced a lawsuit against certain officers and directors of Malulani Investments Limited (“MIL”) alleging various direct and derivative claims for breach of fiduciary duty and waste and seeking, among other things, access to various company books and records.  As certain of these claims were brought indirectly, MIL was also named as a defendant in that litigation.  That case is called Magoon Acquisition & Development, LLC; a California limited liability company, Reading International, Inc.; a Nevada corporation, and James J. Cotter vs. Malulani Investments, Limited, a Hawaii Corporation, Easton T. Mason; John R. Dwyer, Jr.; Philip Gray; Kenwei Chong and is currently pending before Judge Chang in the circuit Court of the First circuit State of Hawaii, in Honolulu.

On July 26, 2007, the Court granted TMG's motion to intervene in the Hawaii action.  On March 24, 2008, MIL filed a counter claim against us, alleging that we are green mailers, that our purpose in bringing the lawsuit was to harass and harm MIL, and that we should be liable to MIL for the damage resulting from our harassment, including the bringing of our lawsuit (the “MIL Counterclaim”).

We do not believe that we have any meaningful exposure with respect to the MIL Counterclaim, and intend to continue to prosecute our claims against the Defendant Directors.  We have filed a counterclaim against TMG, alleging various breached of fiduciary duty on its part, as the controlling shareholder of MIL, and are currently seeking permission to amend our initial complaint to add additional allegations principally growing out of the ongoing conduct by the Defendant Directors since the filing of our initial complaint.  The action is currently in its discovery phase, with trail currently set for November of this year.

Other Claims – Credit Card Claims

During 2006, the bank, which administers our credit card activities, asserted a claim of potential loss suffered in relation to the use by third parties of counterfeit credit cards and related credit card company fines.  At the end of 2006, we expected the associated claims from the bank and credit card companies for these losses and fines to total approximately $1.2 million.  For this reason, we expensed $1.2 million during the year ending December 31, 2006.  During 2007, the majority of the credit card claims and penalties were assessed and paid resulting in realized losses of $429,000 and $160,000 for the years ending December 31, 2007 and 2006, respectively, and returned restricted cash of $551,000 during 2007 which resulted an expense reversal of this amount during 2007.  The restricted cash balance at December 31, 2007 was $59,000 relating to the remaining unresolved credit card claims.

Note 20 – Minority Interest

The minority interests are comprised of the following:

•	50% of membership interest in AFC by a subsidiary of National Auto Credit, Inc. (“NAC”)

•	25% minority interest in Australian Country Cinemas by 21st Century Pty, Ltd

•	33% minority interest in the Elsternwick joint venture by Champion Pictures Pty Ltd

•	15% to 27.5% minority interest in the Landplan Property Partners, Ltd by Landplan Property Group, Ltd

•	25% minority interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, LLC

•	20% minority interest in Big 4 Farming LLC by Cecelia Packing Corporation

The components of minority interest are as follows (dollars in thousands):

	December 31,
	2007	2006
AFC	$2,256	$2,264
Australian Country Cinemas	232	174
Elsternwick unincorporated joint venture	109	151
Landplan Property Partners	237	13
Other	1	1
Total minority interest	$2,835	$2,603

The components of minority interest expense are as follows (dollars in thousands):

	December 31,
	2007	2006	2005
AFC	$742	$624	$730
Australian Country Cinemas	112	50	10
Elsternwick unincorporated joint venture	21	(17)	(161)
Landplan Property Partners	214	14	--
Sutton Hill Properties	(86)	--	--
Other	--	1	--
Total minority interest	$1,003	$672	$579

Landplan Property Partners, Ltd

In 2006, we formed Landplan Property Partners, Ltd, to identify, acquire and develop or redevelop properties on an opportunistic basis.  In connection with the formation of Landplan, we entered into an agreement with Mr. Doug Osborne pursuant to which (i) Mr. Osborne will serve as the chief executive officer of Landplan and (ii) Mr. Osborne’s affiliate, Landplan Property Group, Ltd (“LPG”), will perform certain property management services for Landplan.  The agreement provides for Mr. Osborne to hold an equity interest in the entities formed to hold these properties; such equity interest to be (i) subordinate to our right to an 11% compounded return on investment and (ii) subject to adjustment depending upon various factors including the term of the investment and the amount invested.  Generally speaking, this equity interest will range from 27.5% to 15%.  During 2006, Landplan acquired one property in Indooroopilly, Brisbane, Australia and, during 2007, Landplan acquired two properties in New Zealand; the first called the Lake Taupo Motel and the other is a parcel of land called the Manukau property.

Note 21 - Common Stock

Our common stock trades on the American Stock Exchange under the symbols RDI and RDI.B which are our Class A (non-voting) and Class B (voting) stock, respectively.  Our Class A (non-voting) has preference over our Class B (voting) share upon liquidation.  No dividends have ever been issued for either share class.

At December 31, 2007, in recognition of the vesting of one-half of his 2006 and one-half of his 2005 stock grants, we issued to Mr. Cotter 15,133 and 16,047 shares, respectively, of Class A Non-Voting Common Stock which had a stock grant price of $8.26 and $7.79 per share and fair market values of $151,000 and $160,000, respectively.  At December 31, 2006, in recognition of the vesting of one-half of the 2006 stock grant, we issued to Mr. Cotter 16,047 shares of Class A Non-Voting Common Stock which had a stock grant price of $7.79 per share and a fair market value of $133,000.

For the stock options exercised during the third quarter of 2007, we issued for cash to an employee of the corporation under our employee stock option plan 6,250 shares of Class A Nonvoting Common Stock at an exercise price of $4.01 per share.

For the stock options exercised during 2006, we issued for cash to an employee of the corporation under our stock based compensation plan 12,000 shares and 15,000 shares of Class A Nonvoting Common Stock at exercise prices of $3.80 and $2.76 per share, respectively.  Additionally, in December 2006, we issued to Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, 16,047 shares of Class A Non-Voting Common Stock at a market price of $7.79 per share as under the normal vesting schedule of his 2005 restricted stock compensation (see Note 3 - Stock Based Compensation and Employee Stock Option Plan.

On February 27, 2006, we paid $791,000 (NZ$1.2 million) to the sellers of the Movieland Circuit in exchange for 98,949 Class A Common Nonvoting Common Stock.  This transaction resulted from the exercise of their option to put back to us at an exercise price of NZ$11.94 the shares they received as part of the purchase price of the Movieland Circuit.

Note 22 – Business Segments and Geographic Area Information

Effective the fourth quarter of 2006, we have changed the presentation of our segment reporting such that our intersegment revenues and expenses are reported separately from our segments’ operating activity.  The effect of this change is to include intercompany rent revenues and rent expenses into their respective cinema and real estate business segments.  The revenues and expenses for 2005 have been adjusted to conform to the current year presentation.  We believe that this presentation portrays how our operating decision makers’ view the operations, how they assess segment performance, and how they make decisions about allocating resources to the segments.

The table below sets forth certain information concerning our cinema operations and our real estate operations (which includes information relating to both our real estate development, retail rental and live theater rental activities) for the three years ended December 31, 2007 (dollars in thousands):

Year Ended December 31, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$103,467	$21,887	$(6,119)	$119,235
Operating expense	83,875	8,324	(6,119)	86,080
Depreciation & amortization	6,942	4,418	--	11,360
General & administrative expense	3,195	831	--	4,026
Segment operating income	$9,455	$8,314	$--	$17,769
Year Ended December 31, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$94,048	$17,285	$(5,208)	$106,125
Operating expense	75,350	7,365	(5,208)	77,507
Depreciation & amortization	8,648	4,080	--	12,728
General & administrative expense	3,658	782	--	4,440
Segment operating income	$6,392	$5,058	$--	$11,450
Year Ended December 31, 2005	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$86,760	$16,523	$(5,178)	$98,105
Operating expense	72,665	7,359	(5,178)	74,846
Depreciation & amortization	8,323	3,674	--	11,997
General & administrative expense	6,802	328	--	7,130
Segment operating income (loss)	$(1,030)	$5,162	$--	$4,132

Reconciliation to net income (loss):	2007	2006	2005
Total segment operating income	$17,769	$11,450	$4,132
Non-segment:
Depreciation and amortization expense	561	484	387
General and administrative expense	12,059	8,551	10,117
Operating income (loss)	5,149	2,415	(6,372)
Interest expense, net	(8,163)	(6,608)	(4,473)
Other income (expense)	(505)	(1,998)	19
Minority interest	(1,003)	(672)	(579)
Gain on disposal of discontinued operations	1,912	--	13,610 [1]
Loss from discontinued operations	--	--	(1,379)
Income tax expense	(2,038)	(2,270)	(1,209)
Equity earnings of unconsolidated joint ventures and entities	2,545	9,547	1,372
Gain on sale of unconsolidated joint venture	--	3,442	--
Net income (loss)	$(2,103)	$3,856	$989

Segment assets	$315,582	$264,963
Corporate assets	30,489	24,268
Total Assets	$346,071	$289,231

Segment capital expenditures	$42,244	$16,168	$51,649
Corporate capital expenditures	170	221	2,305
Total capital expenditures	$42,414	$16,389	$53,954

1 Comprised of $12.0 million from the sale of our Glendale office building and $1.6 million from the sale of our Puerto Rico cinema operations.

The cinema results shown above include revenue and operating expense directly linked to our cinema assets.  The real estate results include rental income from our properties and live theaters and operating expense directly linked to our property assets.

The following table sets forth the book value of our property and equipment by geographical area (dollars in thousands):

	December 31,
	2007	2006
Australia	$90,956	$86,317
New Zealand	44,030	38,772
United States	43,188	45,578
Total property and equipment	$178,174	$170,667

The following table sets forth our revenues by geographical area (dollars in thousands):

	December 31,
	2007	2006	2005
Australia	$63,657	$53,434	$47,181
New Zealand	24,371	21,230	20,179
United States	31,207	31,461	30,745
Total Revenues	$119,235	$106,125	$98,105

Note 23 – Unaudited Quarterly Financial Information (dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
Revenue	$27,975	$30,139	$32,559	$28,562
Net income (loss)	$(646)	$1,634	$870	$(3,961)
Basic earnings (loss) per share	$(0.03)	$0.07	$0.04	$(0.17)
Diluted earnings (loss) per share	$(0.03)	$0.07	$0.04	$(0.17)

2006
Revenue	$25,230	$27,247	$24,319	$29,329
Net income (loss)	$(3,147)	$(234)	$6,093	$1,144
Basic earnings (loss) per share	$(0.14)	$(0.01)	$0.27	$0.05
Diluted earnings (loss) per share	$(0.14)	$(0.01)	$0.27	$0.05

In our opinion, the quarterly financial information presented above reflects all adjustments that are necessary for a fair presentation of the results of the quarterly periods presented.

Note 24 - Comprehensive Income (Loss)

US GAAP requires us to classify unrealized gains and losses on equity securities as well as our foreign currency adjustments as comprehensive income.  The following table sets forth our comprehensive income for the periods indicated (in thousands):

	Years Ended December 31,
	2007	2006	2005
Net unrealized gains/(losses) on investments
Reclassification of realized gain on available for sale investments included in net income (loss)	$(773)	$--	$--
Unrealized gain/(loss) on available for sale investments	889	(110)	11
Net unrealized gains/(losses) on investments	116	(110)	11
Net income (loss)	(2,103)	3,856	989
Cumulative foreign currency adjustment	14,731	4,928	(3,822)
Accrued pension service costs	(2,063)	--	--
Comprehensive income (loss)	$10,681	$8,674	$(2,822)

Note 25 - Future Minimum Rental Income

Real estate revenue amounted to $15.8 million $12.1 million, and $11.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.  For the year ended December 31, 2007, rental revenue includes the revenue from Courtenay Central, Invercargill, Rotorua, and Napier in New Zealand; Auburn, Belmont, Bundaberg, Maitland, Newmarket and Waurn Ponds in Australia; the Union Square Theatre, the Village East Cinema in New York; and the Royal George Theatre in Chicago.

Future minimum rental income under all contractual operating leases is summarized as follows (dollars in thousands):

Year Ending December 31,
2008	$7,354
2009	6,023
2010	5,481
2011	4,908
2012	3,961
Thereafter	30,967
Total future minimum rental income	$58,694
Note 26 – Related Parties and Transactions

Sutton Hill Transaction

In 2000, we entered into a transaction with Sutton Hill Capital L.L.C. (“SHC”), a related party, designed to give us (i) operating control, through an operating lease, of the 4 cinema “City Cinemas” theater chain in Manhattan, and (ii) the right to enjoy any appreciation in the underlying real estate assets, though a fixed price option to purchase these cinemas on an all or nothing basis in 2010.  Two of the cinemas included in that chain – the Murray Hill Cinema and the Sutton Cinema – have now been sold for redevelopment, under terms that we believe preserve this basic structure and which will, if we exercise our purchase option, give us the future benefit of any appreciation realized in those assets during the time they were under our operation and control.  In addition, during 2005 we acquired as a part of a tax-deferred exchange pursuant to Section 1031 of the Internal Revenue Code, (i) from a third party, the fee interest underlying the third of the four cinemas  (the Cinemas 1, 2 & 3) and (ii) from SHC its tenant’s interest in the ground lease underlying the Cinemas 1, 2 & 3.  Set out below is a more detailed discussion of the City Cinemas Transaction, and the subsequent modifications of that transaction to provide for the release of the Murray Hill Cinema, the Sutton Cinema and the Cinemas 1, 2 & 3 properties.

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

In September 2004, simultaneous with the drawdown by SHC of the remaining $13.0 million under the Standby Credit Facility, SHC lent us $5.0 million.  This amount was used principally to fund our purchase of the 25% membership interest in limited liability company that was developing the Sutton Cinema site, and for working capital purposes.  The loan bears interest currently at 9.26%, payable monthly, with principal due and payable on July 28, 2008.

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

On September 19, 2005, we acquired from SHC its’ “tenant’s interest” in the ground lease underlying our leasehold estate in the Cinemas 1, 2 & 3.  The purchase price of the “tenant’s interest” was $9.0 million, and was paid in the form of a 5-year unsecured purchase money promissory note, bearing interest at 8.25%, interest payable monthly with principal payable on  December 31, 2010 (the “Purchase Money Promissory Note”).  This interest is also held by Sutton Hill Properties, LLC, the same special purpose entity that acquired the fee interest in the property.  Accordingly, SHC’s option to buy into Sutton Hill Properties, LLC, is, in essence, a right to buy-back into both the fee interest acquired from the unrelated third party and the leasehold interest acquired from SHC.  Following the purchase of the “tenant’s interest,” we decreased the value of the option fee in the City Cinemas Purchase Option agreement by $1.3 million.  In June 2007, we acquired the building and improvements constituting the Cinemas 1, 2 & 3 from SHC for $100,000.

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

Reflecting the disposition of the Murray Hill Cinema and the Sutton Cinema, the acquisition of the fee, the landlord’s interest in the ground lease and the tenant’s interest in the ground lease underlying the Cinemas 1, 2 & 3, and the amendments to date with respect to the City Cinemas Transaction, which has reduced our rent expense for this property to zero.  For the years ended December 31, 2007, 2006 and 2005, rent expense to SHC under the City Cinemas Operating Lease was $491,000, $495,000, and $1.0 million, respectively.  We have funded our entire $13.0 million obligation under the City Cinemas Standby Credit Facility.  We also have the option to purchase in July 2010 the remaining assets under the City Cinemas Operating Agreement (SHC’s long-term leasehold interests in the Village East Cinema and the improvements comprising this cinema) for an additional payment of $6.0 million.  As separate matters, we currently owe SHC $5.0 million (due July 28, 2008) with respect to the borrowing used principally to finance the acquisition of our interest in the limited liability company currently developing the Sutton Cinema site and $9.0 million on the Purchase Money Promissory Note (due December 31, 2010), for an aggregate liability of $14.0 million.

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

The option granted to SHC to buy up to a 25% interest in Sutton Hill Properties, LLC had been valued at $3.7 million at December 31, 2006 and is reflected in our other liabilities on our balance sheet (see Note 15 - Other Liabilities).  On June 28, 2007, SHC exercised this option, paying the option exercise price through the application of their $3.0 million deposit plus the assumption of its proportionate share of SHP’s liabilities giving it a 25% non-managing membership interest in SHP.

OBI Management Agreement

Pursuant to a Theater Management Agreement (the “Management Agreement”), our live theater operations are managed by OBI LLC (“OBI Management”), which is wholly owned by Ms. Margaret Cotter who is the daughter of James J. Cotter and a member of our Board of Directors.

The Management Agreement generally provides that we will pay OBI Management a combination of fixed and incentive fees which historically have equated to approximately 19% of the net cash flow received by us from our live theaters in New York.  Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management receives no compensation with respect to a theater at any time when it is not generating revenues for us.  This arrangement provides an incentive to OBI Management to keep the theaters booked with the best available shows, and mitigates the negative cash flow that would result from having an empty theater.  In addition, OBI Management manages our Royal George live theater complex in Chicago on a fee basis based on theater cash flow.  In 2007, OBI Management earned $377,000 (including $39,000 for managing the Royal George) which was 18.8% of net live theater cash flows for the year.  In 2006, OBI Management earned $470,000 (including $43,000 for managing the Royal George) which was 23.6% of net live theater cash flows for the year.  In 2005, OBI Management earned $533,000 (including $74,000 for managing the Royal George) which was 20.7% of net live theater cash flows for the year.  In each year, we reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Royal George complex.

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

Live Theater Play Investment

From time to time, our officers and directors may invest in plays that lease our live theaters.  During 2004, an affiliate of Mr. James J. Cotter and Michael Forman have a 25% investment in the play, I Love You, You’re Perfect, Now Change, playing in one of our auditoriums at our Royal George Theatre.  We similarly had a 25% investment in the play.  The play has earned for us $27,000, $25,000 and $35,000 during the years ended December 31, 2007, 2006 and 2005, respectively.  This investment received board approval from our Conflicts Committee on August 12, 2002.

The play STOMP has been playing in our Orpheum Theatre since prior to the time we acquired the theater in 2001.  Messrs. James J. Cotter and Michael Forman own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theater.

Note 27 – Subsequent Events

Consolidated Cinemas.  On October 8, 2007, we entered into agreements to acquire leasehold interests in 15 cinemas then owned by Pacific Theatres Exhibition Corp. and its’ affiliates.  The cinemas, which are located in the United States, contain 181 screens with annual revenue of approximately $78.0 million.  The aggregate purchase price of the cinemas and related assets is $69.3 million.  The acquisition was made through a wholly owned subsidiary of RDI and was financed principally by a combination of debt financing from GE Capital Corporation and seller financing.  This acquisition closed on February 22, 2008.

Taringa Properties.  Since the close of 2007, we have acquired or entered into agreements to acquire approximately 50,000 square foot of property in Taringa, Australia, comprising four contiguous properties, which we intend to develop.  The aggregate purchase price of these properties is $11.3 million (AUS$12.9 million), of which $1.7 million (AUS$2.0 million) relates to the three properties that have been acquired and $9.6 million (AUS$10.9 million) relates to the one property that is still under contract which is subject to certain rezoning conditions.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Allowance for doubtful accounts
Year-ended December 31, 2007 – Allowance for doubtful accounts	$473	$62	$153	$382
Year-ended December 31, 2006 – Allowance for doubtful accounts	$416	$247	$190	$473
Year-ended December 31, 2005 – Allowance for doubtful accounts	$319	$183	$86	$416

Tax valuation allowance
Year-ended December 31, 2007 – Tax valuation allowance	$56,218	$992	$--	$57,210
Year-ended December 31, 2006 – Tax valuation allowance	$58,584	$--	$2,366	$56,218
Year-ended December 31, 2005 – Tax valuation allowance	$59,180	$--	$596	$58,584

Non-current tax liability for the year ended December 31, 2007	$4,509	$908	$--	$5,417

Regarding the allowance for doubtful accounts, certain prior year amounts were reclassified to conform to the current year presentation.

Item 9 – Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f), including maintenance of (i) records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, and (ii) policies and procedures that provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, (b) our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors and (c) we will prevent or timely detect unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of the inherent limitations of any system of internal control. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses of judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper overriding of controls. As a result of such limitations, there is risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A Disclosure Committee consisting of the principal accounting officer, general counsel, chief communication officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Securities Exchange Act Rule 13a-15(c) as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Reading International, Inc.  Los Angeles, California

We have audited the internal control over financial reporting of Reading International, Inc. (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated March 28, 2008, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/    DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Los Angeles, California
March 28, 2008

PART III

Items 10, 11, 12, 13 and 14

Information required by Part II (Items 10, 11, 12, 13 and 14) of this From 10-K is herby incorporated by reference from the Reading International, Inc.’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

Item 15 – Exhibits, Financial Statement Schedules.

(a)           The following documents are filed as a part of this report:

1.           Financial Statements

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules for the years ended December 31, 2007, 2006 and 2005
Page
Schedule II – Valuation and Qualifying Accounts	115
Consolidated financial statements of 205-209 EAST 57TH STREET ASSOCIATES, LLC.	121
Consolidated financial statements of Mt. Gravatt Cinemas Joint Venture	132

3. Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)	151

(b) Exhibits Required by Item 601 of Regulation S-K

See Item (a)3. above.

(c) Financial Statement Schedule

See Item (a)2. above.

Following are consolidated financial statements and notes of 205-209 EAST 57th STREET ASSOCIATES, LLC for the periods indicated.  We are required to include in our Report on Form 10-K audited financial statements for the year ended December 31, 2007 and 2006 and unaudited financial statements for the year ended December 31, 2005.

205-209 East 57th Street Associates, LLC
Balance Sheets
December 31, 2007 and 2006
(U.S. dollars in thousands)

	December 31,
	2007	2006
ASSETS
Real Estate:
Land	$780	$5,230
Construction and development costs	1,641	12,950
Residential manager’s apartment (net of depreciation)	659	--
Negotiable certificates – real estate tax abatements	46	308
Total real estate	3,126	18,488
Other Assets:
Cash and cash equivalents	1,933	4,449
Security deposits	8	7
Prepaid income taxes	347	--
Other assets	18	--
Total other assets	2,306	4,456
Total assets	$5,432	$22,944

LIABILITIES AND MEMBERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$440	$340
Due to affiliate	417	236
Deferred rent	320	--
Income taxes payable	--	860
Retainage payable	--	751
Total liabilities	1,177	2,187
Commitments and Contingencies (Note 12)
Members’ Equity	4,255	20,757
Total Liabilities And Members’ Equity	$5,432	$22,944

The accompanying notes are an integral part of these financial statements.

205-209 East 57th Street Associates, LLC
Statements of Operations
For The Three Years Ended December 31, 2007, 2006 and 2005
(U.S. dollars in thousands)

	Years Ended December 31,
	2007	2006	2005 (Unaudited)
Revenue:
Sales – condominium units	$25,401	$117,329	$--
Contract termination income	--	239	--
Dividends and interest	168	140	--
Rental income	104	--	--
Total revenue	25,673	117,708	--
Expenses:
Costs of sales of condominium units	16,987	75,382	--
Selling costs	1,369	6,523	--
Marketing and advertising	184	740	500
Sponsor common charges	70	421	--
Utilities	9	90	--
Contributions	-	6	--
Depreciation	21	--	--
Miscellaneous	46	5	--
New York City unincorporated business tax	182	1,435	--
Total expenses	18,868	84,602	500
Net income (loss)	$6,805	$33,106	$(500)

The accompanying notes are an integral part of these financial statements.

205-209 East 57th Street Associates, LLC
Statements of Changes in Members’ Equity
For the Three Years Ended December 31, 2007, 2006 and 2005
(U.S. dollars in thousands)

	PGA Clarett 1, LLC	PGA Clarett 2, LLC	PGA Clarett 3, LLC	PGA Clarett 4, LP	Clarett Partners, LLC	CC Sutton Manager, LLC	Citadel Cinemas, Inc.	Total
Members equity – January 1, 2005 (Unaudited)	1,341	1,306	139	1,131	65	2,546	2,177	8,705
Member contributions	323	432	387	153	22	842	719	2,878
Assignment of interest	115	--	(325)	210	--	--	--	--
Net loss	(72)	(75)	(23)	(55)	(4)	(146)	(125)	(500)
Members equity – December 31, 2005 (Unaudited)	1,707	1,663	178	1,439	83	3,242	2,771	11,083
Member distributions	(2,813)	(2,739)	(293)	(2,372)	(2,503)	(6,854)	(5,858)	(23,432)
Net income	1,355	1,319	141	1,143	11,188	9,684	8,276	33,106
Members equity – December 31, 2006 (Audited)	$249	$243	$26	$210	$8,768	$6,072	$5,189	$20,757
Member distributions	(280)	(272)	(29)	(236)	(9,846)	(6,817)	(5,827)	(23,307)
Net income	82	79	8	69	2,875	1,990	1,702	6,805
Members equity – December 31, 2007 (Audited)	$51	$50	$5	$43	$1,797	$1,245	$1,064	$4,255

The accompanying notes are an integral part of these financial statements.

205-209 East 57th Street Associates, LLC
Statements of Cash Flows
For the Three Years Ended December 31, 2007, 2006 and 2005
(U.S. dollars in thousands)

	Year Ended December 31,
	2007	2006	2005 (Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$6,805	$33,106	$(500)
Adjustments to reconcile net income to net cash provided by operating activities:
Costs of sales of condominium units	16,987	75,382	--
Amortization of deferred rent	(103)	--	--
Depreciation	21	--	--
Changes in assets and liabilities:
Acquisition of land	--	--	(2,160)
Additions to land, construction and development costs	(1,223)	(19,689)	(38,446)
Inclusionary air rights	--	--	(2,500)
Acquisition of negotiable certificates	--	(643)	(863)
Increase in prepaid taxes	(347)	--	--
Increase in other assets	(17)	--	--
Decrease (increase) in security deposits	--	58	(36)
Increase (decrease) in accounts payable and accrued expenses	100	(2,734)	1,932
(Decrease) increase in income taxes payable	(860)	860	--
(Decrease) increase in retainage payable	(751)	(953)	1,675
Increase in due to affiliates	179	263	--
Net cash provided by (used in) operating activities	20,791	85,650	(40,898)
Cash Flows from Financing Activities
Proceeds from construction loan	--	19,224	38,130
Repayment of construction loan	--	(77,156)	--
Payment of mortgage loan payable	--	--	--
(Payments) proceeds from loan payable Clarett Capital	--	--	(1)
Member distributions	(23,307)	(23,432)	--
Member contributions	--	--	2,877
Net cash (used in) provided by financing activities	(23,307)	(81,364)	41,006
Net (decrease) increase in cash and cash equivalents	(2,516)	4,286	108
Cash and cash equivalents – beginning of year	4,449	163	55
Cash and cash equivalents – end of year	$1,933	$4,449	$163
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest which was capitalized	$--	$4,244	$1,163
Income taxes	$1,390	$575	$--

The accompanying notes are an integral part of these financial statements.

205-209 East 57th Street Associates, LLC
Notes to Financial Statements
December 31, 2007

Note 1 - Organization and Business Purpose

205-209 East 57th Street Associates, LLC (“the Company”) was formed as a limited liability company under the laws of the State of Delaware.  The Company was formed to acquire, finance, develop, own, operate, lease and sell property located at 205-209 East 57th Street, New York, New York.  The Company completed construction of the property, known as “Place 57”, a 143,000 square foot, thirty-six story building comprised of 68 residential condominium units and one commercial condominium unit.

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

The construction project is located in the City of New York where an entity level income tax is imposed on unincorporated businesses, which, for the year ended December 31, 2007 and 2006 amounted to $182,502 and $1,435,000, respectively.

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

(d)  Marketing and Advertising

Marketing and promotion costs are charged to operations when incurred.  The Company expensed marketing and promotion costs of $184,122, $740,492, and $500,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(e)  Capitalized Costs

The Company capitalizes all costs associated with the development project.  Capitalized costs include, but are not limited to, construction and development costs, construction period interest, real estate taxes and architect, development and professional fees.

(f)  Costs of Sales of Condominium Units

In connection with the sale of condominium units during 2007 and 2006, land, capitalized construction and development costs and negotiable certificates for real estate tax abatements have been expensed based on the total costs incurred and the estimated costs to complete, multiplied by the relative sales value of units sold in 2007 and 2006, respectively.  In addition, included in costs of sales of condominium units for the year ended December 31, 2007 is the imputed fair value for the rental of the residential manager unit of $423,506.

(g)  Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents consist of an interest-bearing money fund account.

(h)	Depreciation

Depreciation of the residential manager’s apartment is provided using the straight-line method over the estimated useful life of forty years.

Note 3 - Land

At December 31, 2007 and 2006, land was comprised of the following (dollars in thousands):
	Year Ended December 31,
	2007	2006
Direct purchase cost	$15,339	$15,339
Air rights	6,925	6,910
Mortgage recording tax	1,953	1,953
Brokerage fees	500	500
Demolition costs	600	600
Title insurance	256	256
Total land	25,573	25,558
Less: costs allocated to condominium units sold	24,611	20,328
Less: cost allocated to residential manager’s apartment	182	--
Net land value	$780	$5,230

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

At December 31, 2007 and 2006, construction and development costs are comprised of the following (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005 (Unaudited)
Hard costs	$49,426	$48,355	$34,597
Soft costs	18,588	18,451	12,570
Total construction and development costs	68,014	66,806	47,167
Less : costs allocated to condominium units sold	65,887	53,856	47,167
Less: cost allocated to residential manager’s apartment	486	--	--
Net construction and development costs	$1,641	$12,950	$47,167

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

At December 31, 2007 and 2006 negotiable certificates is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2007	2006
421a certificates	$1,203	$1,203
Preliminary certificate of eligibility fee	303	303
Total negotiable certificates	1,506	1,506
Less : costs allocated to condominium units sold	1,449	1,198
Less: cost allocated to residential manager’s apartment	11	--
Net negotiable certificates	$46	$308

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

Construction loan interest incurred by the Company for the years ended December 31, 2006 and 2005 amounted to $3,846,469 and $2,776,884, respectively.  Construction loan interest was capitalized as construction and development costs throughout the construction period.

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

The Company was obligated to pay an exit fee to the Construction Lender in the amount of $403,010 (the “Exit Fee”).  Portions of this fee were required to be paid upon the closing of the sale of each condominium unit at a rate of $15,000 per unit until the Exit Fee was paid in full.  This obligation was paid in full during 2006.

Note 8 - Retainage Payable

The construction agreement requires retainage of not less than ten percent of the costs incurred to the contractor until fifty percent of the work is completed.  Thereafter, Bovis Lend Lease (“Construction manager”) has the discretion to determine the retainage percentage on a subcontractor-by-subcontractor basis.  As of December 31, 2007 and 2006, the retainage payable amounted to $0 and $751,369, respectively.

Note 9 - Condominium Sales

In 2004, the Company initiated a condominium offering plan, which obtained the necessary approvals in 2005 and 2006.  The condominium consists of 68 residential units and one commercial unit.  67 residential units were offered for sale.

One residential unit is retained by the Company and leased to the condominium association at one dollar per year for its residential manager.  This unit is leased for a five year period, which commenced with the date of the first unit closing.  The condominium association is responsible for real estate taxes, common charges and other operating expenses for this unit.

As of December 31, 2007, all of the residential condominium units have been sold.  The commercial unit, which has an estimated sales value of approximately $4,500,000, is still available for sale or lease.

Note 10 - Residential Manager’s Apartment

At December 31, 2007, the residential manager’s apartment is comprised of the following (dollars in thousands):

Land	$183
Hard and soft construction costs	486
Negotiable certificates	11
680
Less: accumulated depreciation	(21)
Total cost	$659

Note 11 - Deferred Rent

The Company recognized deferred rent on the below market lease of the residential manager’s unit discussed in Note 9.  The Company estimates the fair value of the rent to be approximately $7,000 per month, which over the life of the lease amounts to approximately $420,000.  The Company amortized approximately $104,000 into rental income for the year ended December 31, 2007.

Note 12 - Selling Costs

At December 31, 2007, selling costs are comprised of the following (dollars in thousands):

	2007	2006
Broker fees	$755	$3,720
Commissions	614	2,783
Title recording	--	20
Total selling costs	$1,369	$6,523

Note 13 - Related Party Transactions

(a)  Due to Affiliate

At December 31, 2007 and 2006, the Company owes $416,630 and $236,014, respectively, to The Clarett Group (“Clarett Group”) for marketing commissions and other reimbursable expenses paid on behalf of the Company.  Members of the Company are also members in Clarett Group.

(b)  Development Fees

In accordance with a development services agreement, the Company is to pay development fees and expense reimbursements to CC Developer, LLC (“CC Developer”).  The members of CC Developer are also members of CC Sutton and Clarett Partners.  The development services agreement provides for a total project development fee of $2,685,960.  As of December 31, 2006, this development fee had been fully paid, and for the year ended December 31, 2006, charges from this affiliate for development fees and expense reimbursements aggregated $381,773.

(c)  Commissions

Clarett Group had been designated as the exclusive sales agent for selling residential units pursuant to a Sales Agreement.  The Sales Agreement provides for a commission equal to four percent of the gross sales price of each unit sold and a sales commission of two percent when sales involve a third-party broker.  For the years ended December 31, 2007 and 2006, the Company incurred $614,080 and $2,783,140, respectively, of commissions to Clarett Group.

Note 14 - Commitments and Contingencies

(a)  Operating Lease
The Company leased a sales office in New York, New York under a two-year operating lease, which expired in July 2006.  The lease provided for monthly rental payments of $15,000 plus escalation provisions.  In connection with obtaining the lease, the Company paid a $30,000 security deposit to the landlord in 2004.  $15,000 of the security deposit was returned to the Company and the remaining $15,000 was used to pay the final month’s rent.  Rent expenditures for the sales office for the years ended December 31, 2007, 2006 and 2005 amounted to $0, $120,000, and $180,000, respectively.

(b)  Sponsor Common Charges

The Company is the sponsor for the condominium and is obligated to pay all common charges, special assessments and real estate taxes allocated to any unsold units or commercial units in accordance with the provisions of the By-Laws.  During the years ended December 31, 2007 and 2006, the Company incurred $69,779 and $420,949, respectively, of sponsor common charges, which is reflected in the accompanying statement of operations.

(c)  Estimated Costs to Complete

At December 31, 2007, the Company estimates the cost to complete the development project to be approximately $462,000.

Note 15 - Construction Manager Incentive

The construction management agreement provides for an incentive fee to be paid to the construction manager in the event that the total cost of construction, as defined, is less than the guaranteed maximum price of $49,217,811.  Total project costs are expected to exceed the original projected cost of construction.  Accordingly, no construction manager fee will be paid.

Note 16 - Concentration of Risk

At December 31, 2007 and 2006, the Company’s deposits with banks exceeded federal deposit insurance coverage of $100,000.

The Company and the constructed property are located in New York City and are subject to local economic conditions.

The Company contracted with a single company, Bovis Lend Lease, as the construction manager for the project.

Report of Independent Auditors

To the Members of
205-209 East 57th Street Associates, LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in members' equity, and cash flows present fairly, in all material respects, the financial position of 205-209 East 57th Street Associates, LLC (the "Company") at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

New York, New York
February 11, 2008

Following are consolidated financial statements and notes of Mt. Gravatt Cinemas Joint Venture for the periods indicated.  We are required to include in our Report on Form 10-K audited financial statements for the year ended December 31, 2007 and unaudited financial statements for the year ended December 31, 2006 and 2005.

Mt. Gravatt Cinemas Joint Venture
Income Statement
For the Year Ended December 31, 2007

In AUS$	Note	2007	2006 (unaudited)	2005 (unaudited)
Revenue from rendering services	7	$9,095,218	$8,777,374	$8,423,526
Revenue from sale of concession		3,546,654	3,269,303	3,037,909
Total Revenue		$12,641,872	$12,046,677	$11,461,435

Cost of concession		(893,473)	(814,500)	(756,512)
Depreciation and amortization expenses	10	(653,342)	(722,828)	(774,111)
Personnel expenses	8	(1,839,730)	(1,684,754)	(1,632,351)
Film expenses		(3,549,246)	(3,390,265)	(3,322,293)
Occupancy expenses		(1,248,608)	(1,280,726)	(1,307,976)
House expenses		(973,931)	(796,373)	(856,203)
Advertising and marketing costs		(285,455)	(283,183)	(315,601)
Management fees		(223,043)	(216,396)	(214,405)
Repairs and maintenance expense		(167,877)	(246,676)	(209,708)
Results for operating activities		$2,807,167	$2,610,976	$2,072,275

Finance income		44,340	50,874	23,390
Finance expense		--	(82,494)	(112,168)
Net finance income(expense)	9	$44,340	$(31,620)	$(88,778)
Profit for the period		$2,851,507	$2,579,356	$1,983,497

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Statement of Changes in Members’ Equity
For the Year Ended December 31, 2007

In AUS$	Reading Exhibition Pty Ltd	Village Roadshow Exhibition Pty Ltd	Birch Carroll & Coyle Limited	Total
Members’ Equity – January 1, 2005 (unaudited)	$629,608	$629,608	$629,609	$1,888,825

Member distributions	(130,000)	(130,000)	(130,000)	(390,000)
Net profit	661,166	661,166	661,165	1,983,497
Members’ Equity – December 31, 2005 (Unaudited)	$1,160,774	$1,160,774	$1,160,774	$3,482,322

Member distributions	(400,000)	(400,000)	(400,000)	(1,200,000)
Net profit	859,785	859,785	859,786	2,579,356
Members’ Equity – December 31, 2006 (Unaudited)	$1,620,559	$1,620,559	$1,620,560	$4,861,678

Member distributions	(1,050,000)	(1,050,000)	(1,050,000)	(3,150,000)
Net profit	950,502	950,502	950,503	2,851,507
Members’ Equity – December 31, 2007	$1,521,061	$1,521,061	$1,521,063	$4,563,185

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Balance Sheet
As of December 31, 2007

In AUS$	Note	2007	2006 (unaudited)
ASSETS
Current Assets
Cash and cash equivalents	13	$1,474,386	$1,300,373
Trade receivables	12	97,597	65,918
Inventories	11	88,317	108,637
Other assets	12	534	40,727
Total current assets		$1,660,834	$1,515,655
Property, plant and equipment	10	3,897,870	4,094,675
Total non-current assets		$3,897,870	$4,094,675
Total assets		$5,558,704	$5,610,330

Current Liabilities
Payables	15	794,733	531,836
Employee benefits	14	67,745	68,667
Deferred revenue	16	77,645	97,056
Total current liabilities		$940,123	$697,559
Employee benefits	14	55,396	51,093
Total non-current liabilities		$55,396	$51,093
Total liabilities		$995,519	$748,652

Net assets		$4,563,185	$4,861,678

Equity
Contributed equity		202,593	202,593
Retained earnings		4,360,592	4,659,085
Total equity		$4,563,185	$4,861,678

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Statement of Cash Flows
For the Year Ended December 31, 2007

In AUS$	Note	2007	2006 (unaudited)	2005 (unaudited)
Cash flows from operating activities
Cash receipts from customers		$12,617,843	$12,184,040	$11,530,420
Cash paid to suppliers and employees		(8,881,633)	(9,195,814)	(9,041,416)
Cash generated from operations		$3,736,210	$2,988,226	$2,489,004
Interest received	9	44,340	50,874	23,390
Interest paid	9	--	(82,494)	(112,168)
Net cash from operating activities	20	$3,780,550	$2,956,606	$2,400,226

Cash flows from investing activities
Acquisition of property, plant and equipment	10	(456,537)	(170,042)	(756,402)
Net cash from investing activities		$(456,537)	$(170,042)	$(756,402)

Cash flows from financing activities
Distributions to Joint Venturers		(3,150,000)	(1,200,000)	(390,000)
Payment of finance lease liability		--	(1,416,281)	(859,384)
Net cash from financing activities		$(3,150,000)	$(2,616,281)	$(1,249,384)

Net increase in cash and cash equivalents		174,013	170,283	394,440
Cash and cash equivalents at 1 January		1,300,373	1,130,090	735,650
Cash and cash equivalents at December 31	13	$1,474,386	$1,300,373	$1,130,090

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Notes to Financial Statements
December 31, 2007

1.           Reporting Entity

Mt. Gravatt Cinemas Joint Venture (the “Joint Venture”) is an unincorporated joint venture between Birch Carrol & Coyle Limited, Village Roadshow Exhibition Pty Ltd and Reading Exhibition Pty Ltd.  The Joint Venture is domiciled and provides services solely in Australia.  The address of the Joint Venture’s registered office is 49 Market Street, Sydney NSW 2000.  The Joint Venture primarily is involved in the exhibition of motion pictures in cinemas.

The joint venture is to continue in existence until the Joint Venture is terminated and associated underlying assets have been sold and the proceeds of sale distributed upon agreement of the members.  All distributions of earnings are required to be agreed upon and distributed evenly to the three Joint Venturers.  The three Joint Venturers will evenly contribute any future required contributions.

For local reporting purposes, the Joint Venture has been deemed a non-reporting entity within the framework of Australian Accounting Standards (AASBs).

2.           Basis of Presentation

(a)  Statement of Compliance

These financial statements have been prepared in accordance with the International Financial Reporting Standards (IFRSs) adopted by the International Accounting Standards Board.

The financial year end of the Joint Venture is 30 June.  For purposes of the use of these financial statements by one of the Joint Venturers, these financial statements have been prepared on a 12-month period basis ending on 31 December.

The financial statements were approved by the Management Committee on March 13, 2008

(b)	Basis of Measurement

The financial statements have been prepared on the historical cost basis.  The methods used to measure fair values are discussed further in Note 4.

(c)	Functional and Presentation Currency

These financial statements are presented in Australian dollars, which is also the Joint Venture’s functional currency.

(d)	Use of Estimates and Judgments

The preparation of financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses.  Actual results may differ from these estimates.

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected.

In particular, information about significant areas of estimation uncertainty and critical judgments in applying accounting policies that have the most significant effect on the amount recognized in the financial statements are described in Note 17 financial instruments.

3.           Significant Accounting Policies

The accounting policies set out below have been applied consistently to all periods presented in these financial statements.

The Joint Venture has not elected to early adopt any accounting standards and amendments.  See Note 3(n).

(a)  Financial Instruments

Non-derivative financial instruments comprise trade receivables, cash and cash equivalents, and trade payables.

Non-derivative financial instruments are recognized initially at fair value plus, for instruments not at fair value through profit or loss, any directly attributable transaction costs. Subsequent to initial recognition non-derivative financial instruments are measured as described below.

A financial instrument is recognized if the Joint Venture becomes a party to the contractual provisions of the instrument. Financial assets are derecognized if the Joint Venture’s contractual rights to the cash flows from the financial assets expire or if the Joint Venture transfers the financial asset to another party without retaining control or substantially all risks and rewards of the asset. Regular way purchases and sales of financial assets are accounted for at trade date, i.e., the date that the Joint Venture commits itself to purchase or sell the asset. Financial liabilities are derecognized if the Joint Venture’s obligations specified in the contract expire, are discharged or cancelled.

Cash and cash equivalents comprise cash balances and call deposits. Bank overdrafts that are repayable on demand and form an integral part of the Joint Venture’s cash management are included as a component of cash and cash equivalents for the purpose of the statement of cash flows.

Accounting for finance income and expense is discussed in Note 3(k).

 (b)  Property, Plant and Equipment

(i)  Recognition and Measurement

Items of property, plant and equipment are measured at cost less accumulated depreciation. The cost of property, plant and equipment at 1 July 2004, the date of transition to IFRS, was determined by reference to its fair value at that date.

Cost includes expenditures that are directly attributable to the acquisition of the asset. The cost of self-constructed assets includes the cost of materials and direct labour, any other costs directly attributable to bringing the asset to a working condition for its intended use.  Costs also may include purchases of property, plant and equipment.  Purchased software that is integral to the functionality of the related equipment is capitalised as part of that equipment. Borrowing costs related to the acquisition or construction of qualifying assets are recognized in profit or loss as incurred.

When parts of an item of property, plant and equipment have different useful lives, they are accounted for as separate items (major components) of property, plant and equipment.

(ii)  Subsequent Costs

The cost of replacing part of an item of property, plant and equipment is recognized in the carrying amount of the item if it is probable that the future economic benefits embodied within the part will flow to the Joint Venture and its cost can be measured reliably. The carrying amount of the replaced part is derecognized.  The costs of the day-to-day servicing of property, plant and equipment are recognized in profit or loss as incurred.

(iii)  Depreciation

Depreciation is recognized in profit or loss on a straight-line basis over the estimated useful lives of each part of an item of property, plant and equipment.  Leased assets are depreciated over the shorter of the lease term and their useful lives.  Land is not depreciated.

The estimated useful lives for the current and comparative periods are as follows:

Leasehold improvements	Shorter of estimated useful life and term of lease
Plant and equipment	5.0% to 33.3%
Leased plant and equipment	5.0% to 20.0%

Depreciation methods, useful lives and residual values are reassessed at the reporting date.

(c) Leased Assets

Leases in which the Joint Venture assumes substantially all the risks and rewards of ownership are classified as finance leases.  Upon initial recognition the leased asset is measured at an amount equal to the lower of its fair value and the present value of the minimum lease payments.  Subsequent to initial recognition, the asset is accounted for in accordance with the accounting policy applicable to that asset.  The Joint Venture’s one finance lease expired in June of 2006.

Other leases are operating leases and are not recognized on the Joint Venture’s balance sheet.

(d)  Inventories

Inventories are measured at the lower of cost and net realisable value.  The cost of inventories is based on the first-in first-out principle, and includes expenditure incurred in acquiring the inventories, and other costs incurred in bringing them to their existing location and condition.

(e)  Impairment

(i)  Financial Assets

A financial asset is assessed at each reporting date to determine whether there is any objective evidence that it is impaired.  A financial asset is considered to be impaired if objective evidence indicates that one or more events have had a negative effect on the estimated future cash flows of that asset.

An impairment loss in respect of a financial asset measured at amortized cost is calculated as the difference between its carrying amount, and the present value of the estimated future cash flows discounted at the original effective interest rate. An impairment loss in respect of an available-for-sale financial asset is calculated by reference to its fair value.

All impairment losses are recognized in profit or loss.

An impairment loss is reversed if the reversal can be related objectively to an event occurring after the impairment loss was recognized. For financial assets measured at amortized cost, the reversal is recognized in profit or loss.

(ii)  Non-financial Assets

The carrying amounts of the Joint Venture’s non-financial assets, other than inventories, are reviewed at each reporting date to determine whether there is any indication of impairment. If any such indication exists then the asset’s recoverable amount is estimated.

The recoverable amount of an asset or cash-generating unit is the greater of its value in use and its fair value less costs to sell. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset.

An impairment loss is recognized if the carrying amount of an asset or its cash-generating unit exceeds its recoverable amount.  Impairment losses are recognized in profit or loss.

In respect of other assets, impairment losses recognized in prior periods are assessed at each reporting date for any indications that the loss has decreased or no longer exists. An impairment loss is reversed if there has been a change in the estimates used to determine the recoverable amount. An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognized.

(f)  Employee Benefits

(i)  Long-Term Employee Benefits

The Joint Venture’s net obligation in respect of long-term employee benefits is the amount of future benefit that employees have earned in return for their service in the current and prior periods plus related on-costs.

(ii)  Termination Benefits

Termination benefits are recognized as an expense when the Joint Venture is demonstrably committed, without realistic possibility of withdrawal, to a formal detailed plan to either terminate employment before the normal retirement date, or to provide termination benefits as a result of an offer made to encourage voluntary redundancy. Termination benefits for voluntary redundancies are recognized if the Joint Venture has made an offer encouraging voluntary redundancy, it is probable that the offer will be accepted, and the number of acceptances can be estimated reliably.

(iii)  Short-Term Benefits

Liabilities for employee benefits for wages, salaries, annual leave and sick leave represent present obligations resulting from employees’ services provided to reporting date and are calculated at undiscounted amounts based on remuneration wage and salary rates that the Joint Venture expects to pay as at reporting date including related on-costs, such as workers compensation insurance and payroll tax.

(g)  Provisions

A provision is recognized if, as a result of a past event, the Joint Venture has a present legal or constructive obligation that can be estimated reliably, and it is probable that an outflow of economic benefits will be required to settle the obligation. Provisions are determined by discounting the expected future cash flows at a pre-tax rate that reflects current market assessments of the time value of money and the risks specific to the liability.

(h)  Contributed Equity

The Joint Venture is comprised of three parties who share an equal ownership over the Joint Venture.  The Contributed Equity amount represents the initial investment in the partnership.  Distribution to the partners are made on behalf of the Joint Venture and are recognized through retained earnings.

(i)  Revenue

(i)  Rendering of Service/Sale of Concessions

Revenues are generated principally through admissions and concession sales with proceeds received in cash at the point of sale. Service revenue also includes product advertising and other ancillary revenues which are recognized as income in the period earned. The Joint Venture recognizes payments received attributable to the advertising services provided by the Joint Venture under certain vendor programs as revenue in the period in which services are delivered.

(j) Lease Payments

Payments made under operating leases recognized in profit or loss on a straight-line basis over the term of the lease on a basis that is representative of the pattern of benefit derived from the leased property.

Minimum lease payments made under finance leases are apportioned between the finance expense and the reduction of the outstanding liability. The finance expense is allocated to each period during the lease term so as to produce a constant periodic rate of interest on the remaining balance of the liability. Contingent lease payments are accounted for by revising the minimum lease payments over the remaining term of the lease when the contingency no longer exists and the lease adjustment is known.  The Joint Venture’s one finance lease expired in June of 2006.

(k) Finance Income and Expenses

Finance income comprises interest income on cash held in financial institutions.  Interest income is recognized as it accrues in profit and loss using the effective interest method.

Finance expenses comprise interest expense on the finance lease.

(l) Taxes

(i)  Goods and Service Tax

Revenue, expenses and assets are recognized net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the taxation authority.  In these circumstances, the GST is recognized as part of the cost of acquisition of the asset or as part of the expense.

Receivables and payables are stated with the amount of GST included.  The net amount of GST recoverable from, or payable to, the ATO is included as a current asset or liability in the balance sheet.

Cash flows are included in the statement of cash flows on a gross basis.  The GST components of cash flows arising from investing and financing activities which are recoverable from, or payable to, the ATO are classified as operating cash flows.

(ii)  Income Tax

Under applicable Australian law, the Joint Venture is not subject to tax on earnings generated.  Accordingly the Joint Venture does not recognise any income tax expense, or deferred tax balances.  Earnings of the Joint Venture are taxed on the Joint Venturer level.

(m)	Film Expense

Film expense is incurred based on a contracted percentage of box office results for each film.  The managing party negotiates terms with each film distributor on a film-by-film basis.  Percentage terms are based on a sliding scale, with the Joint Venture subject to a higher percentage of box office results at the beginning of the term and declining each subsequent week.  Different films have different rates dependent upon the expected popularity of the film and forecasted success.

(n)	New Standards and Interpretations Not Yet Adopted

The following standards, amendments to standards and interpretations have been identified as those which may impact the entity in the period of initial application. They are available for early adoption at December 31, 2007, but have not been applied in preparing this financial report:

•
Revised AASB 101 Presentation of Financial Statements (September 2007) introduces as a financial statement (formerly “primary” statement) the “statement of comprehensive income”.  The revised standard does not change the recognition, measurement or disclosure of transactions and events that are required by other AASBs.  The revised AASB 101 will become mandatory for the Joint Venture’s December 31, 2009 financial statements.  The Joint Venture has not yet determined the potential effect of the revised standard on the Joint Venture’s disclosures.

•
Revised AASB 123 Borrowing Costs removes the option to expense borrowing costs and requires that an entity capitalise borrowing costs directly attributable to the acquisition, construction or production of a qualifying asset as part of the cost of that asset.  The revised AASB 123 will become mandatory for the Joint Venture’s December 31, 2009 financial statements and will constitute a change in accounting policy for the Joint Venture.  In accordance with the transitional provisions the Joint Venture will apply the revised AASB 123 to qualifying assets for which capitalisation of borrowing costs commences on or after the effective date.

•
AI 13 Customer Loyalty Programmes addresses the accounting by entities that operate, or otherwise participate in, customer loyalty programmes for their customers.   It relates to customer loyalty programmes under which the customer can redeem credits for awards such as free or discounted goods or services.  AI 13, which becomes mandatory for the Joint Venture’s December 31, 2009 financial statements, is not expected to have any impact on the financial report.

4.           Determination of Fair Values

A number of the Joint Venture’s accounting policies and disclosures require the determination of fair value, for both financial and non-financial assets and liabilities. Fair values have been determined for measurement and disclosure purposes based on the following methods. Where applicable, further information about the assumptions made in determining fair values is disclosed in the notes specific to that asset or liability.

(a)  Trade and Other Receivables

The fair value of trade and other receivables is estimated as the present value of future cash flows, discounted at the market rate of interest at the reporting date.

(b)  Non-Derivative Financial Liabilities

Fair value, which is determined for disclosure purposes, is calculated based on the present value of future principal and interest cash flows, discounted at the market rate of interest at the reporting date.

5.           Financial Risk Management

Overview

The Joint Venture has exposure to the following risks;
•	credit risk
•	liquidity risk
•	market risk.

This note presents information about the Joint Venture’s exposure to each of the above risks, its objectives, policies and processes for measuring and managing risk, and the management of capital. Further quantitative disclosures are included throughout this financial report.

The Joint Venturers’ have overall responsibility for the establishment and oversight of the risk management framework and are also responsible for developing and monitoring risk management policies.

Risk management policies are established to identify and analyse the risks faced by the Joint Venture to set appropriate risk limits and controls, and to monitor risks and adherence to limits. Risk management policies and systems are reviewed regularly to reflect changes in market conditions and the Joint Venture’s activities. The Joint Venture, through its training and management standards and procedures, aims to develop a disciplined and constructive control environment in which all employees understand their roles and obligations.

The Joint Venturers’ oversee how management monitors compliance with the Joint Venture’s risk management policies and procedures and reviews the adequacy of the risk management framework in relation to the risks faced by the Joint Venture.

Credit Risk

Credit risk is the risk of financial loss to the Joint Venture if a customer or counterparty to a financial instrument fails to meet its contractual obligations, and arises principally from the Joint Venture’s receivables from customers.

The Joint Venture’s exposure to credit risk is influenced mainly by the individual characteristics of each customer. The demographics of the Joint Venture’s customer base, including the default risk of the industry and country, in which customers operate, has less of an influence on credit risk.

The Joint Venture operates under the managing Joint Venturer’s credit policy under which each new customer is analysed individually for creditworthiness before the Joint Venture’s standard payment and delivery terms and conditions are offered. The Joint Venture’s review includes external ratings, when available, and in some cases bank references. Purchase limits are established for each customer. These limits are reviewed periodically. Customers that fail to meet the Joint Venture’s benchmark creditworthiness may transact with the Joint Venture only on a prepayment basis.

The Joint Venture’s trade receivables relate mainly to the Joint Venture’s screen advertiser and credit card companies.  Customers that are graded as “high risk” are placed on a restricted customer list, and monitored by the Joint Venturers.

Liquidity Risk

Liquidity risk is the risk that the Joint Venture will not be able to meet its financial obligations as they fall due. The Joint Venture’s approach to managing liquidity is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Joint Venture’s reputation.

Market Risk

Market risk is the risk that changes in market prices, such as interest rates will affect the Joint Venture’s income. The objective of market risk management is to manage and control market risk exposures within acceptable parameters, while optimising the return.

There were no changes in the Joint Venture’s approach to capital management during the year.

The Joint Venture is not subject to market risks relating to foreign exchange rates or equity prices.

6.           Segment Reporting

Business Segments

The business segment of the Joint Venture is the motion picture exhibition in cinemas which includes the sale of concession goods.  The Joint Venture did not operate in any other business segments during the financial years.

Geographical Segments

The Joint Venture operates one cinema location in Queensland, Australia.  The Joint Venture did not operate into any other geographical locations during the financial years.

7.           Revenue

In AUS$	2007	2006 (unaudited)	2005 (unaudited)
Box office revenue	$8,473,778	$8,270,416	$7,996,406
Screen advertising	223,462	163,456	201,869
Other cinema services	397,978	343,502	225,251
Revenue from rendering of services	$9,095,218	$8,777,374	$8,423,526

8.           Personnel Expenses

In AUS$	2007	2006 (unaudited)	2005 (unaudited)
Wages and salaries	$1,790,110	$1,652,334	$1,583,118
Employee annual leave	42,849	29,698	18,451
Employee long-service leave	6,771	2,722	30,782
Total personnel expenses	$1,839,730	$1,684,754	$1,632,351

9.           Finance Income and Expense

In AUS$	2007	2006 (unaudited)	2005 (unaudited)
Interest income on bank balances:	$44,340	$50,874	$23,390
Finance income	$44,340	$50,874	$23,390

Interest expense on finance lease commitment	$--	$(82,494)	$(112,168)
Finance expense	$--	$(82,494)	$(112,168)
Net finance income and expense	$44,340	$(31,620)	$(88,778)

10.           Property, Plant and Equipment

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Cost
Balance at January 1, 2006 (unaudited)	$8,187,337	$1,923,649	$499,713	$10,610,699
Additions/(Transfers)	65,481	530,084	(425,523)	170,042
Balance at December 31, 2006 (unaudited)	$8,252,818	$2,453,733	$74,190	$10,780,741

Balance at January 1, 2007	8,252,818	2,453,733	74,190	10,780,741
Additions/(Transfers)	417,756	112,971	(74,190)	456,537
Balance at December 31, 2007	$8,670,574	$2,566,704	$--	$11,237,278

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Depreciation
Balance at January 1, 2006 (unaudited)	$(5,436,684)	$(526,514)	$--	$(5,963,198)
Depreciation and amortization for the year	(630,523)	(92,345)	--	(722,868)
Balance at December 31, 2006 (unaudited)	$(6,067,207)	$(618,859)	$--	$(6,686,066)

Balance at January 1,2007	(6,067,207)	(618,859)	--	(6,686,066)
Depreciation and amortization for the year	(570,525)	(82,817)	--	(653,342)
Balance at December 31, 2007	$(6,637,732)	$(701,676)	$--	$(7,339,408)

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Carrying amounts
At January 1, 2006 (unaudited)	$2,750,653	$1,397,135	$499,713	$4,647,501
At December 31, 2006 (unaudited)	2,185,611	1,834,874	74,190	4,094,675
At January 1, 2007	2,185,611	1,834,874	74,190	4,094,675
At December 31, 2007	2,032,842	1,865,028	--	3,897,870

Leased Plant and Machinery

The Joint Venture leased equipment under a finance lease agreement. The lease provided the Joint Venture with the option to purchase the equipment at a beneficial price.  The Joint Venture exercised the purchase option at the end of the finance lease in June of 2006 (unaudited) and assigned a remaining useful live in accordance with Joint Venture policy.

11.           Inventories

In AUS$	2007	2006 (unaudited)
Concession stores at cost	$88,317	$108,637
Carrying amount of inventories	88,317	108,637

12.           Trade Receivables and Other Assets

In AUS$	Note	2007	2006 (unaudited)
Trade receivables	17	$97,597	$65,918
Prepayments		534	40,727

The Joint Venture’s exposure to credit and currency risks and impairment losses related to trade and other receivables are disclosed in Note 17.

13.           Cash and Cash Equivalents

In AUS$	2007	2006 (unaudited)
Bank balances	$1,410,567	$1,150,894
Cash in transit	28,119	112,379
Cash on hand	35,700	37,100
Cash and cash equivalents in the statement of cash flows	$1,474,386	$1,300,373

The Joint Venture’s exposure to interest rate risk and a sensitivity analysis for financial assets and liabilities are disclosed in Note 17.

14.           Employee Benefits

Current
In AUS$	2007	2006 (unaudited)
Liability for annual leave	$49,355	$37,378
Liability for long-service leave	18,390	31,289
Total employee benefits - current	$67,745	$68,667

Non-current
In AUS$	2007	2006 (unaudited)
Liability for long-service leave	$55,396	$51,093
Total employee benefits – non current	$55,396	$51,093

15.           Payables

In AUS$	Note	2007	2006 (unaudited)
Trade payables		$346,369	$212,591
Other creditors and accruals		448,364	319,245
Total payables	17	$794,733	$531,836

The Joint Venture’s exposure to liquidity risk related to trade and other payables is disclosed in Note 17.  Trade payables represent payments to trade creditors.  The Joint Venture makes these payments through the managing parties shared service centre and is charged a management fee for these services.  Disclosure regarding management fee is made in Note 21.

16.           Deferred Revenue

In AUS$	2007	2006 (unaudited)
Deferred revenue	$77,645	$97,056

Deferred revenue consists of advance funds received from vendors for the exclusive rights to supply certain concession items.  Revenue is released over the term of the related contract on a straight-line basis and is classified as service revenue.

17.           Financial Instruments

Credit Risk

Exposure to Credit Risk

The carrying amount of the Joint Venture’s financial assets represents the maximum credit exposure.  The Joint Venture’s maximum exposure to credit risk at the reporting date was:

		Carrying Amount
In AUS$	Note	2007	2006 (unaudited)
Trade receivables	12	$97,597	$65,918
Cash and cash equivalents	13	1,474,386	1,300,373

The Joint Venture’s maximum exposure to credit risk for trade receivables at the reporting date by type of customer was:

	Carrying amount
In AUS$	2007	2006 (unaudited)
Screen advertisers	$50,145	$7,242
Credit card companies	23,204	39,492
Screen hire	12,137	--
Games, machine and merchandising companies	12,111	19,184
Total	$97,597	$65,918

The Joint Venture’s most significant customer, a cinema screen advertising service, accounts for $50,000 of the trade receivables carrying amount at December 31, 2007 (2006: $7,000 unaudited).

Impairment losses

There were no trade receivables at the reporting date or comparable period which were past due.  The carrying value of such receivables were $97,597 in 2007 (2006: $65,918 unaudited).  There were no allowances for impairment during the reporting periods.

Liquidity risk

Financial liabilities are only trade payables all contractually due within 6 months.  The carrying value of such liabilities were $794,733 in 2007 (2006: $531,836 unaudited).

Interest rate risk

Profile

At the reporting date the interest rate profile of the Joint Venture’s interest-bearing financial instruments was:

Variable rate instruments	Carrying amount
In AUS$	2007	2006 (unaudited)
Bank Balances	$1,410,567	$1,150,894

The Joint Venture held no fixed rate instruments during financial year 2007 or 2006 (unaudited).

Cash Flow Sensitivity Analysis for Variable Rate Instruments

A change of one percentage point in interest rates at the reporting date would have increased (decreased) equity and profit or loss by the amounts shown below. This analysis assumes that all other variables remain constant. The analysis is performed on the same basis for 2006.

	Profit or loss		Equity
Effect In AUS$	1 percentage point Increase	1 percentage point Decrease	1 percentage point Increase	1 percentage point Decrease
December 31, 2007
Variable rate instruments	$6,804	$(6,804)	$6,804	$(6,804)
Cash flow sensitivity	6,804	(6,804)	6,804	(6,804)

	Profit or loss		Equity
Effect In AUS$	1 percentage point Increase	1 percentage point Decrease	1 percentage point Increase	1 percentage point Decrease
December 31, 2006 (unaudited)
Variable rate instruments	$8,446	$(8,446)	$8,446	$(8,446)
Cash flow sensitivity	8,446	(8,446)	8,446	(8,446)

Fair Values

Fair Values versus Carrying Amounts

The fair values of financial assets and liabilities, together with the carrying amounts shown in the balance sheet, are as follows:

	December 31, 2007		December 31, 2006 (unaudited)
In AUS$	Carrying amount	Fair value	Carrying amount	Fair value
Trade receivables	$97,597	$97,597	$65,918	$65,918
Cash and cash equivalents	1,474,386	1,474,386	1,300,373	1,300,373
Finance lease liabilities	--	--	--	--
Trade payables	794,733	794,733	531,836	531,836

The basis for determining fair values is disclosed in Note 4.  The Joint Venture’s one finance lease expired in June of 2006.

18.           Operating Leases

Leases as Lessee

Non-cancellable operating lease rentals are payable as follows:

In AUS$	December 31, 2007	December 31, 2006 (unaudited)
Less than one year	$993,096	$993,096
Between one and five years	3,792,384	3,792,384
More than five years	5,958,576	6,951,672
Total	$10,744,056	$11,737,152

The Joint Venture leases the cinema property under operating leases expiring over 12 years.

19.           Contingencies

The nature of the Joint Venture’s operations results in claims for personal injuries (including public liability and workers compensation) being received from time to time.  As at period end there were no material current or ongoing outstanding claims.

20.           Reconciliation of Cash Flows from Operating Activities

In AUS$	Note	2007	2006 (unaudited)	2005 (unaudited)
Cash flows from operating activities
Profit for the period		$2,851,507	$2,579,356	$1,983,497
Adjustments for:
Depreciation and amortization	10	653,342	722,828	774,111
Operating profit before changes in working capital		$3,504,849	$3,302,184	$2,757,608
Change in trade receivables	12	(31,679)	105,744	(19,793)
Change in inventories	11	20,320	(25,839)	1,776
Change in other assets	12	40,193	(40,727)	4,995
Change in trade payables	15	262,897	(372,760)	(90,186)
Change in employee benefits	14	3,381	2,547	32,861
Change in deferred revenue	16	(19,411)	(14,543)	(287,035)
Net cash from operating activities		$3,780,550	$2,956,606	$2,400,226

21.           Related Parties

Entities with joint control or significant influence over the Joint Venture

The managing Joint Venturer is paid an annual management fee, which is presented separately in the income statement.  The management fee paid is as per the Joint Venture agreement and is to cover the costs of the managing Joint Venturer for managing and operating the cinema complex and providing all relevant accounting and support services.  The management fee is based on a contracted base amount, increased by the Consumer Price Index for the City of Brisbane as published by the Australian Bureau of Statistics on an annual basis.  Such management fee agreement is binding over the life of the agreement which shall continue in existence until the Joint Venture is terminated under agreement by the Joint Venturers.

As of December 31, 2007, there were no outstanding payable amounts [2006: nil (unaudited)].

22.           Subsequent Events

Subsequent to December 31, 2007 there were no events which would have a material effect on the financial report.

Independent Auditors’ Report

The Management Committee and Joint Venturers
Mt. Gravatt Cinemas Joint Venture:

We have audited the accompanying balance sheet of Mt. Gravatt Cinemas Joint Venture as of December 31, 2007, and the related income statement, statement of changes in members’ equity, and statement of cash flows for the year then ended.  These financial statements are the responsibility of the Joint Venture’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Gravatt Cinemas Joint Venture as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with International Financial Reporting Standards as published by the International Accounting Standards Board.

KPMG

Sydney, Australia
March 13, 2008

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

10.62
Guaranty by Reading International, Inc. in favor of Sutton Hill Capital L.L.C. dated September 14, 2004 (filed as exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

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

10.66*
Employment Agreement between Reading International, Inc. and John Hunter (filed as Exhibit 10.66 to the Company’s report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.67
Asset Purchase and Sale Agreement dated October 8, 2007 among Pacific Theatres Exhibition Corp., Consolidated Amusement Theatres, Inc., a Hawaii corporation, Michael Forman, Christopher Forman, Consolidated Amusement Theatres, Inc., a Nevada corporation, and Reading International, Inc. (filed herewith).

10.68
Real Property Purchase and Sale Agreement dated October 8, 2007 between Consolidated Amusement Theatres, Inc., a Hawaii corporation, and Consolidated Amusement Theatres, Inc., a Nevada corporation (filed herewith).

10.69	Leasehold Purchase and Sale Agreement dated October 8, 2007 between Kenmore Rohnert, LLC and Consolidated Amusement Theatres, Inc., a Nevada corporation (filed herewith).

10.70
Amendment No. 1 to Asset Purchase and Sale Agreement dated February 8, 2008 among Pacific Theatres Exhibition Corp., Consolidated Amusement Theatres, Inc., a Hawaii corporation, Michael Forman, Christopher Forman, Consolidated Amusement Theatres, Inc., a Nevada corporation, and Reading International, Inc. (filed herewith).

10.71
Amendment No. 2 to Asset Purchase and Sale Agreement dated February 14, 2008 among Pacific Theatres Exhibition Corp., Consolidated Amusement Theatres, Inc., a Hawaii corporation, Michael Forman, Christopher Forman, Consolidated Amusement Theatres, Inc., a Nevada corporation, and Reading International, Inc. (filed herewith).

10.72	Credit Agreement dated February 21, 2008 among Consolidated Amusement Theatres, Inc., a Nevada corporation, General Electric Capital Corporation, and GE Capital Markets, Inc. (filed herewith).

10.73
Reading Guaranty Agreement dated February 21, 2008 among Consolidated Amusement Theatres, Inc., a Nevada corporation, General Electric Capital Corporation, and GE Capital Markets, Inc. (filed herewith).

10.74	Pledge and Security Agreement dated February 22, 2008 by Reading Consolidated Holdings, Inc. in favor of Nationwide Theatres Corp (filed herewith).

10.75	Promissory Note dated February 22, 2008 by Reading Consolidated Holdings, inc. in favor of Nationwide Theatres Corp. (filed herewith).

21	List of Subsidiaries (filed herewith).

23.1	Consent of Independent Auditors, Deloitte & Touche LLP (filed herewith).

23.2	Consent of Independent Auditors, Pricewaterhousecoopers LLP (filed herewith).

23.3	Consent of Independent Auditors, KPMG LLP (filed herewith).

31.1	Certification of Principal Executive Officer dated March 28, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer dated March 28, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer dated March 28, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer dated March 28, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*These exhibits constitute the executive compensation plans and arrangements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date: March 28, 2008	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ James J. Cotter	Chairman of the Board and Director and Chief Executive Officer	March 28, 2008
James J. Cotter

/s/ Eric Barr	Director	March 28, 2008
Eric Barr

/s/ James J. Cotter, Jr.	Director	March 28, 2008
James J. Cotter, Jr.

/s/ Margaret Cotter	Director	March 28, 2008
Margaret Cotter

/s/ William D. Gould	Director	March 28, 2008
William D. Gould

/s/ Edward L. Kane	Director	March 28, 2008
Edward L Kane

/s/ Gerard P. Laheney	Director	March 28, 2008
Gerard P. Laheney

/s/ Alfred Villaseñor	Director	March 28, 2008
Alfred Villaseñor