Form 10-Q
period 2008-03-31
READING INTERNATIONAL INC
filed 2008-05-19
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 16, 2008, there were 20,987,115 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART I – Financial Information

Item 1 – Financial Statements

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$30,441	$20,782
Receivables	5,259	5,671
Inventory	769	654
Investment in marketable securities	4,717	4,533
Restricted cash	59	59
Prepaid and other current assets	2,312	3,800
Total current assets	43,557	35,499
Land held for sale	2,018	1,984
Property held for development	13,996	11,068
Property under development	73,879	66,787
Property & equipment, net	219,433	178,174
Investment in unconsolidated joint ventures and entities	16,266	15,480
Investment in Reading International Trust I	1,547	1,547
Goodwill	32,044	19,100
Intangible assets, net	25,694	8,448
Other assets	11,230	7,984
Total assets	$439,664	$346,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$14,136	$12,331
Film rent payable	5,955	3,275
Notes payable – current portion	92,133	395
Note payable to related party – current portion	5,000	5,000
Taxes payable	4,924	4,770
Deferred current revenue	3,005	3,214
Other current liabilities	183	169
Total current liabilities	125,336	29,154
Notes payable – long-term portion	102,274	111,253
Notes payable to related party – long-term portion	9,000	9,000
Subordinated debt	51,547	51,547
Noncurrent tax liabilities	5,545	5,418
Deferred non-current revenue	550	566
Other liabilities	15,395	14,936
Total liabilities	309,647	221,874
Commitments and contingencies (Note 13)
Minority interest in consolidated affiliates	3,042	2,835
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,564,339 issued and 20,987,115 outstanding at March 31, 2008 and 35,564,339 issued and 20,987,115 outstanding at December 31, 2007	216	216
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at March 31, 2008 and at December 31, 2007	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares	--	--
Additional paid-in capital	132,186	131,930
Accumulated deficit	(52,896)	(52,670)
Treasury shares	(4,306)	(4,306)
Accumulated other comprehensive income	51,760	46,177
Total stockholders’ equity	126,975	121,362
Total liabilities and stockholders’ equity	$439,664	$346,071

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenue
Cinema	$35,343	$24,506
Real estate	4,383	3,469
	39,726	27,975
Operating expense
Cinema	27,406	18,120
Real estate	2,114	2,002
Depreciation and amortization	3,882	2,968
General and administrative	4,688	3,675
	38,090	26,765

Operating income	1,636	1,210

Other income (expense)
Interest income	237	145
Interest expense	(3,075)	(1,895)
Net loss on sale of assets	--	(185)
Other income (expense)	1,377	(736)
Income (loss) before minority interest expense, income tax expense, and equity earnings of unconsolidated joint ventures and entities	175	(1,461)
Minority interest expense	(343)	(342)
Loss before income tax expense and equity earnings of unconsolidated joint ventures and entities	(168)	(1,803)
Income tax expense	(417)	(499)
Loss before equity earnings of unconsolidated joint ventures and entities	(585)	(2,302)
Equity earnings of unconsolidated joint ventures and entities	359	1,656
Net loss	$(226)	$(646)

Basic and diluted loss per share	$(0.01)	$(0.03)
Weighted average number of shares outstanding – basic and dilutive	22,476,355	22,482,804

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating Activities
Net loss	$(226)	$(646)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain recognized on foreign currency transactions	--	(22)
Equity earnings of unconsolidated joint ventures and entities	(359)	(1,656)
Distributions of earnings from unconsolidated joint ventures and entities	290	4,034
Loss on disposal of assets	--	185
Loss on extinguishment of debt	--	94
Depreciation and amortization	3,882	2,968
Amortization of prior service costs	71	--
Amortization of above and below market leases	116	--
Stock based compensation expense	256	387
Minority interest	343	342
Changes in operating assets and liabilities:
Decrease in receivables	550	1,548
(Increase) decrease in prepaid and other assets	(475)	641
Increase (decrease) in accounts payable and accrued expenses	1,737	(881)
Increase (decrease) in film rent payable	2,599	(2,172)
Increase in deferred revenues and other liabilities	309	1,075
Net cash provided by operating activities	9,093	5,897
Investing activities
Acquisitions	(51,746)	(5,471)
Acquisition deposit returned	2,000	--
Purchase of and additions to property and equipment	(5,241)	(2,774)
Change in restricted cash	--	199
Investment in Reading International Trust I	--	(1,547)
Investment in unconsolidated joint ventures and entities	(333)	--
Distributions of investment in unconsolidated joint ventures	5	926
Purchase of marketable securities	--	(11,258)
Net cash used in investing activities	(55,315)	(19,925)
Financing activities
Repayment of long-term borrowings	(219)	(40,311)
Proceeds from borrowings	58,225	54,628
Capitalized borrowing costs	(2,449)	(1,633)
Minority interest distributions	(159)	(579)
Net cash provided by financing activities	55,398	12,105
Effect of exchange rate changes on cash and cash equivalents	483	(62)

Increase (decrease) in cash and cash equivalents	9,659	(1,985)
Cash and cash equivalents at beginning of period	20,782	11,008

Cash and cash equivalents at end of period	$30,441	$9,023

Supplemental Disclosures
Interest paid	$3,657	$2,244
Income taxes paid	$56	$44
Non-cash transactions
Adjustment to accumulated deficit related to adoption of FIN 48 (Note 10)	$--	$509
Accrued obligation related to lease acquisition	$--	$250
Note payable due to Seller issued for acquisition	$21,000	$--

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2008

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

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting.  As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  There have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”).  The financial information presented in this quarterly report on Form 10-Q for the period ended March 31, 2008 (the “March Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our 2007 Annual Report which contains the latest audited financial statements and related footnotes.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows as of and for the three ended March 31, 2008 have been made.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We have investments in marketable securities of $4.7 million at March 31, 2008.  These investments are accounted for as available for sale investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  In accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” assessments of potential impairment for these investments are performed for each applicable reporting period.  We have determined that there was no impairment for these investments at March 31, 2008.  These investments have a cumulative unrealized loss of $19,000 included in accumulated other comprehensive income at March 31, 2008.  For the three months ended March 31, 2008 and 2007, our net unrealized loss on marketable securities was $1,000 and $352,000, respectively.

Accounting Pronouncements Adopted January 1, 2008

Statement of Financial Accounting Standards No. 157

Effective January 1, 2008, we adopted, on a prospective basis, Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.

The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. We are evaluating the impact that SFAS 157 will have on our non-financial assets and non-financial liabilities, since the application of SFAS 157 for such items was deferred to January 1, 2009. We believe that the impact of these items will not be material to our consolidated financial statements. Assets and liabilities, typically recorded at fair value on a non-recurring basis, to which we have not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination

•	Long-lived assets measured at fair value due to an impairment assessment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

•	Asset retirement obligations initially measured under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”

Statement of Financial Accounting Standards No. 159

Effective January 1, 2008, we adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

New Accounting Pronouncements

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

Statement of Financial Accounting Standards No. 161

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008.  We believe that the adoption of SFAS 161 will not have a material impact on our financial statement disclosures since we solely have interest rate swaps as derivative instruments.

Note 2 – Stock-Based Compensation

Stock Based Compensation

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2008 and 2007.  This stock grant has a vesting period of two years and a stock grant exercise price of $9.70 and $8.63, respectively.  During the three months ended March 31, 2008 and 2007, we recorded compensation expense of $96,000 and $59,000, respectively, for the vesting of all restricted stock grants.  On February 11, 2008, $50,000 of restricted Class A Non-Voting Common Stock vested related to Mr. Hunter’s 2007 grant.  The 5,794 shares related to this vesting have yet to be issued to him.  The following table details the grants of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Fair Value at Grant Date
Outstanding – December 31, 2007	61,756	$524
Granted	10,309	$100
Outstanding – March 31, 2008	72,065	$624

We formed two wholly owned subsidiaries, Landplan Property Partners, Pty Ltd and Landplan Property Partners New Zealand, Ltd collectively referred to as Landplan Property Partners (“LPP”), to engage in the real estate development business under the leadership of Mr. Doug Osborne.  We have an agreement with Mr. Osborne pursuant to which he has a contingent interest in certain property trusts, owned by LPP, ranging between 27.5% and 15%, depending on a number of factors including the amount and duration of the investments of LPP.  Mr. Osborne’s interest is subordinated to (i) the repayment of all third party indebtedness, (ii) the repayment of all funds invested or advanced by Reading, and (iii) the realization by Reading of an 11% annual compounded preferred return on its capital.  During the three months ended March 31, 2008 and 2007, we expensed $34,000 and $11,000, respectively, associated with Mr. Osborne’s interests.  At March 31, 2008, the total unrecognized compensation expense related to the LPP equity awards was $198,000, which is expected to be recognized over the remaining weighted average period of approximately 98 months.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  SFAS 123(R) requires that excess tax benefits related to the exercise of stock options be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended March 31, 2008 and 2007, there was no impact to the consolidated statement of cash flows because there were no recognized tax benefits from the exercise of stock options during these periods.

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

We granted 70,000 options to our directors as fully vested options during the three months ended March 31, 2007.  No options were granted during the three months ended March 31, 2008.  We estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2007
Stock option exercise price	$ 8.35
Risk-free interest rate	4.824%
Expected dividend yield	--
Expected option life	9.96 yrs
Expected volatility	33.74%
Weighted average fair value	$4.82

Using the above assumptions and in accordance with the SFAS No. 123(R) modified prospective method, we recorded $160,000 and $327,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the three months ended March 31, 2008 and 2007, respectively.  At March 31, 2008, the total unrecognized estimated compensation cost related to non-vested stock options granted was $876,000, which is expected to be recognized over a weighted average vesting period of 1.27 years.  No options were exercised during the three months ended March 31, 2008 and 2007; therefore, no cash was received from the exercising of stock options and no value was realized from the exercise of options during that period.  Except for the 70,000 fully vested options granted during the three months ended March 31, 2007 whose grant date fair value was $319,000, no other options vested during either of the three months ended March 31, 2008 or 2007; therefore, there was no grant date fair value of options vesting during either period.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at March 31, 2008 was $2.4 million of which 98.9% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of March 31, 2008 and December 31, 2007:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2007	514,100	185,100	$5.21	$9.90	488,475	185,100	$5.06	$9.90
Granted	151,250	150,000	$9.37	$10.24
Exercised	(6,250)	--	$4.01	$--
Expired	(81,250)	(150,000)	$10.25	$10.24
Outstanding- December 31, 2007	577,850	185,100	$5.60	$9.90	477,850	35,100	$4.72	$8.47
No activity during the period	--	--	$--	$--
Outstanding-March 31, 2008	577,850	185,100	$5.60	$9.90	477,850	35,100	$4.72	$8.47

The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at March 31, 2008 and December 31, 2007 was approximately 5.97 and 6.22 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at March 31, 2008 and December 31, 2007 was approximately 4.49 and 4.74 years, respectively.

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

The tables below summarize the results of operations for each of our principal business segments for the three (“2008 Quarter”) months ended March 31, 2008 and the three (“2007 Quarter”) months ended March 31, 2007, respectively.  For the 2008 Quarter, our cinema segment includes results for 39 days of our newly acquired 15 cinemas with 181 screens, all located within the U.S.  Operating expenses include costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties (dollars in thousands):

Three months ended March 31, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$35,343	$5,949	$(1,566)	$39,726
Operating expense	28,972	2,114	(1,566)	29,520
Depreciation & amortization	2,609	1,095	--	3,704
General & administrative expense	769	167	--	936
Segment operating income	$2,993	$2,573	$--	$5,566
Three months ended March 31, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$24,506	$4,841	$(1,372)	$27,975
Operating expense	19,492	2,002	(1,372)	20,122
Depreciation & amortization	1,794	1,037	--	2,831
General & administrative expense	763	187	--	950
Segment operating income	$2,457	$1,615	$--	$4,072

Reconciliation to consolidated net income:	2008 Quarter	2007 Quarter
Total segment operating income	$5,566	$4,072
Non-segment:
Depreciation and amortization expense	178	137
General and administrative expense	3,752	2,725
Operating income	1,636	1,210
Interest expense, net	(2,838)	(1,750)
Other income (expense)	1,377	(921)
Minority interest expense	(343)	(342)
Income tax expense	(417)	(499)
Equity earnings of unconsolidated joint ventures and entities	359	1,656
Net loss	$(226)	$(646)

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of March 31, 2008 and December 31, 2007:

	US Dollar
	March 31, 2008	December 31, 2007
Australian Dollar	$0.9132	$0.8776
New Zealand Dollar	$0.7860	$0.7678

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

	Three Months Ending March 31,
	2008	2007
Net loss	$(226)	$(646)
Loss per share – basic and diluted	$(0.01)	$(0.03)
Weighted average shares of common stock – basic and dilutive	22,476,355	22,482,804

For the three months ended March 31, 2008 and 2007, we recorded net losses from continuing operations.  As such, the incremental shares of 291,504 and 228,048, respectively, from stock options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

Note 6 – Property Held for Development, Property Under Development and Property and Equipment

As of March 31, 2008 and December 31, 2007, we owned property under development summarized as follows (dollars in thousands):

Property Under Development	March 31, 2008	December 31, 2007
Land	$38,387	$36,994
Construction-in-progress (including capitalized interest)	35,492	29,793
Property Under Development	$73,879	$66,787

We recorded capitalized interest related to our properties under development for the three months ended March 31, 2008 and 2007 of $1.4 million and $1.0 million, respectively.

As of March 31, 2008 and December 31, 2007, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	March 31, 2008	December 31, 2007
Land	$59,682	$58,757
Building	116,457	112,818
Leasehold interest	44,992	12,430
Construction-in-progress	489	1,318
Fixtures and equipment	75,440	64,648
	297,060	249,971
Less: accumulated depreciation	(77,627)	(71,797)
Property and equipment, net	$219,433	$178,174

Depreciation expense for property and equipment was $3.5 million and $2.7 million for the three months ended March 31, 2008 and 2007, respectively.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Except as noted below regarding our investment in Malulani Investments, Limited, investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, and, as of March 31, 2008 and December 31, 2007, include the following (dollars in thousands):

	Interest	March 31, 2008	December 31, 2007
Malulani Investments Limited	18.4%	$1,800	$1,800
Rialto Distribution	33.3%	1,166	1,029
Rialto Cinemas	50.0%	5,887	5,717
205-209 East 57th Street Associates, LLC	25.0%	1,059	1,059
Mt. Gravatt Cinema	33.3%	5,364	5,159
Berkeley Cinemas – Botany	50.0%	821	716
Other investments		169	--
Total		$16,266	$15,480

For the three months ended March 31, 2008 and 2007, we recorded our share of equity earnings (loss) from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Malulani Investments Limited	$--	$--
Rialto Distribution	57	25
Rialto Cinemas	33	(23)
205-209 East 57th Street Associates, LLC	--	1,309
Mt. Gravatt Cinema	264	216
Berkeley Cinema – Botany	87	129
Other investments	(82)	--
Total	$359	$1,656

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

Other Investments

From time to time, we will make investments in various activities that require equity method accounting including but not limited to investments in productions in our live theatres.  These investments are immaterial to our financials from the perspective of our investment and their potential earnings.

Note 8 – Goodwill and Intangible Assets

Subsequent to January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill.  Instead, we perform an annual impairment review of our goodwill and other intangible assets in the fourth quarter unless changes in circumstances indicate that an asset may be impaired.  As of March 31, 2008 and December 31, 2007, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2007	$13,827	$5,273	$19,100
Goodwill acquired during 2008	12,557	--	12,557
Foreign currency translation adjustment	368	19	387
Balance at March 31, 2008	$26,752	$5,292	$32,044

We have intangible assets other than goodwill that are subject to amortization and are being amortized over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 20 years, and our option fee and other intangible assets over 10 years.  For the three months ended March 31, 2008 and 2007, amortization expense totaled $419,000 and $227,000, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of March 31, 2008	Beneficial Leases	Tradename	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$22,332	$7,220	$2,773	$645	$32,970
Less: Accumulated amortization	4,612	83	2,545	36	7,276
Total, net	$17,720	$7,137	$228	$609	$25,694

As of December 31, 2007	Beneficial Leases	Tradename	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$12,295	$--	$2,773	$238	$15,306
Less: Accumulated amortization	4,311	--	2,521	26	6,858
Total, net	$7,984	$--	$252	$212	$8,448

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
Prepaid and other current assets
Prepaid expenses	$984	$569
Prepaid taxes	573	602
Deposits	142	2,097
Other	613	532
Total prepaid and other current assets	$2,312	$3,800

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,250	$1,270
Deferred financing costs, net	6,099	2,805
Interest rate swaps	587	526
Other receivables	2,880	1,648
Pre-acquisition costs	--	948
Other	414	787
Total non-current assets	$11,230	$7,984

Note 10 – Income Tax

The income tax provision for the three months ended March 31, 2008 and 2007 was composed of the following amounts (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Foreign income tax provision	$69	$87
Foreign withholding tax	188	140
Federal income tax provision	127	127
Other income tax	33	145
Net tax provision	$417	$499

We adopted FIN 48 on January 1, 2007.  As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007.  As of that date, we also reclassified approximately $4.0 million in reserves from current taxes liabilities to noncurrent tax liabilities.  During the three months ended March 31 2008 the company’s FIN 48 liability increased by $127,000 reflecting interest for IRS matters under litigation.

Note 11 – Notes Payable

Notes payable are summarized as follows (dollars in thousands):

	Interest Rates as of			Balance as of
Name of Note Payable or Security	March 31, 2008	December 31, 2007	Maturity Date	March 31, 2008	December 31, 2007
Australian Corporate Credit Facility	7.76%	7.75%	January 1, 2009	$90,407	$85,772
Australian Shopping Center Loans	--	--	2007-2013	1,064	1,066
New Zealand Corporate Credit Facility	10.10%	10.10%	November 23, 2010	2,547	2,488
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	51,547	51,547
US Euro-Hypo Loan	6.73%	6.73%	July 1, 2012	15,000	15,000
US GE Capital Term Loan	7.01%	--	February 21, 2013	49,875	--
US Liberty Theatres Term Loan	6.20%	--	April 1, 2013	7,070	--
US Nationwide Loan	6.50% – 7.50%	--	February 21, 2013	21,172	--
US Sutton Hill Capital Note 1 – Related Party	9.91%	9.91%	July 28, 2008	5,000	5,000
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	6.26%	January 1, 2010	7,272	7,322
Total				$259,954	$177,195

Australian Corporate Credit Facility

Our $100.5 million (AUS$110.0 million) Australian facility terminates on January 01, 2009, but we have reached oral agreement with our Australian bank to extend and increase this facility.  This oral agreement is currently being memorialized.  The drawn balance of this loan was $90.4 million (AUS$99.0 million) at March 31, 2008.

GE Capital Term Loan

In connection with the acquisition described in Note 17 - Acquisitions, on February 21, 2008, Consolidated Amusement Theatres, Inc., (now renamed Consolidated Entertainment Inc.) as borrower (“Borrower”), and Consolidated Amusement Holdings (“Holdings”) entered into a Credit Agreement with General Electric Capital Corporation (“GE”) as lender and administrative agent, and GE Capital Markets, Inc. as lead arranger, which provides Borrower with a senior secured credit facility of up to $55.0 million in the aggregate, including a revolving credit facility of up to $5.0 million and a $1.0 million sub-limit for letters of credit  (the “Credit Facility”).  The initial borrowings under the Credit Facility were used to finance, in part, our acquisition of the theaters and other assets described above.  We may borrow additional amounts under the Credit Facility for other acquisitions as permitted under the Credit Facility (and to pay any related transaction expenses), and for ordinary working capital and general corporate needs of Borrower, subject to the terms of the Credit Facility.  We incurred deferred financing costs of $2.6 million related to our borrowings under this Credit Facility.  The Credit Facility expires on February 21, 2013 and is secured by substantially all the assets of Borrower and Holdings.

Borrowings under the Credit Facility bear interest at a rate equal to either (i) the Index Rate (defined as the higher of the Wall Street Journal prime rate and the federal funds rate plus 50 basis points), or (ii) LIBOR (as defined in the Credit Facility), at the election of Borrower, plus, in each case, a margin determined by reference to Borrower's Leverage Ratio (as defined in the Credit Facility) that ranges between prime rate plus 2.00% and prime rate plus 2.75%, and between LIBOR plus 3.25% and LIBOR plus 4.00%, respectively.

Borrowings under the Credit Facility may be prepaid at any time without penalty, subject to certain minimums and payment of any LIBOR funding breakage costs.  Borrower will be required to pay an unused commitment fee equal to 0.50% per annum on the actual daily-unused portion of the revolving loan facility, payable quarterly in arrears.  Outstanding letters of credit under the Credit Facility are subject to a fee of the applicable LIBOR rate in effect per annum on the face amount of such letters of credit, payable quarterly in arrears.  Borrower will be required to pay standard fees with respect to the issuance, negotiation, and amendment of letters of credit issued under the letter of credit facility.

The Credit Facility contains other customary terms and conditions, including representations and warranties, affirmative and negative covenants, events of default and indemnity provisions.  Such covenants, among other things, limit Borrower's ability to incur indebtedness, incur liens or other encumbrances, make capital expenditures, enter into mergers, consolidations and asset sales, engage in transactions with affiliates, pay dividends or other distributions and change the nature of the business conducted by Borrower.

The Credit Agreement contains financial covenants requiring the Borrower to maintain minimum fixed charge and interest coverage ratios and not to exceed specified maximum leverage ratios.  The compliance levels for the maximum leverage and minimum interest coverage covenants become stricter over the term of the Credit Facility.

The Credit Facility provides for customary events of default, including payment defaults, covenant defaults, cross-defaults to certain other indebtedness, certain bankruptcy events, judgment defaults, invalidity of any loan documents or liens created under the Credit Agreement, change of control of Borrower, termination of certain theater leases and material inaccuracies in representations and warranties.

Nationwide Loan

On February 22, 2008, we completed the acquisition of fifteen motion picture exhibition theaters and theater-related assets from Pacific Theatres Exhibition Corp. and its affiliates, Consolidated Amusement Theatres, Inc. and Kenmore Rohnert, LLC (collectively, the “Sellers”) for $70.2 million.  As part of the purchase, the Sellers provided $21.0 million of acquisition financing evidenced by a five-year promissory note of Reading Consolidated Holdings, Inc., our wholly owned subsidiary (“RCHI”), maturing on February 21, 2013.  The promissory note bears interest (i) as to $8.0 million of principal at the annual rates of 7.50% for the first three years of the term of the note and 8.50% thereafter and (ii) as to $13.0 million of principal at the annual rates of 6.50% through July 31, 2009 and 8.50% thereafter.  Accrued interest on the promissory note will be due and payable on February 21, 2011 and thereafter on the last day of each calendar quarter, commencing on June 30, 2011.  The entire principal amount of the promissory note will be due and payable upon maturity, subject to our right to prepay the promissory note at any time without penalty and to the requirement that we make mandatory prepayments equal to a portion of free cash flow generated by the acquired theaters.  The outstanding balance of the promissory note will be subject to reduction, retroactive to the closing date of acquisition, as the means of effecting any reduction in the purchase price of the acquired assets as referred to above.

The $21.0 million loan under the RCHI promissory note is recourse only to RCHI and its assets, which include the acquired assets and our Manville Theater, Dallas Angelika Theater and related assets that we contributed to RCHI in connection with the acquisition and financing.

In connection with the completion of the acquisition, the Sellers also agreed to provide us, at our request, up to two additional loans of $1.5 million each on or before July 31, 2008 and July 31, 2009, respectively.  If extended, such loans will bear interest at the annual rate of 8.50%, compounded annually, and will be due and payable, in full, on February 21, 2011, subject to our right to prepay the loans without premium or penalty.  The $3.0 million of additional loans, if extended by the Sellers at our request, will be general obligations of Reading.

The aggregate purchase price of the acquired assets is subject to reduction based upon a final determination of theater-level cash flows of the acquired theaters for the twelve months ended December 27, 2007, possible capital improvements by us to the acquired theaters, and post-closing matters relating to the possible opening of competing theater projects in the vicinity of certain acquired theaters.  These acquisition price reductions can range from $0 to as much as $21.0 million, the full amount of the seller’s note, if all contingencies were met.  The first of these reductions was determined in April 2008 (See Note 20 – Subsequent Events).

Liberty Theatres Term Loan

On March 17, 2008, we entered into a $7.1 million loan agreement with a financial institution, secured by our Royal George Theatre in Chicago, Illinois and our Minetta and Orpheum Theatres in New York.  The loan has a 5-year term loan that accrues a 6.20% interest rate payable monthly in arrears.  We incurred deferred financing costs of $478,000 related to our borrowings of this loan.  The loan agreement requires only monthly principal and interest payments along with self-reported annual financial statements.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
Current liabilities
Security deposit payable	$180	$168
Other	3	1
Other current liabilities	$183	$169
Other liabilities
Foreign withholding taxes	$5,547	$5,480
Straight-line rent liability	4,007	3,783
Environmental reserve	1,656	1,656
Accrued pension	2,789	2,626
Other	1,396	1,391
Other liabilities	$15,395	$14,936

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $4.2 million as of March 31, 2008 and December 31, 2007.  Our share of unconsolidated debt, based on our ownership percentage, was $2.0 million as of March 31, 2008 and December 31, 2007.  This debt is without recourse to Reading as of March 31, 2008 and December 31, 2007.

Litigation

Whitehorse Center Litigation

On May 10, 2005, a mixed judgment was entered by the trial court in Reading Entertainment Australia Pty Ltd vs. Burstone Victoria Pty Ltd.  The net result of that judgment has been the payment to us by the defendants during the first quarter of $816,000 (AUS$901,000) which is included in other income.  We believe that we are owed more.  However, our appeal to the Court of Appeals was unsuccessful and we have appealed the matter to the High Court of Australia.  A hearing on that petition is scheduled for May 23, 2008.

Berkeley Cinemas – Botany Cinema Litigation

On May 7, 2008, the High Court of New Zealand, Auckland Registry ruled entered its judgment that our 50% joint venture partner in our Botany Downs Cinema was entitled to specific performance of its claimed right to acquire our 50% interest in that cinema.  See Note 20 – Subsequent Events.

Note 14 – Minority Interest

Minority interest is composed of the following enterprises:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) owned by a subsidiary of National Auto Credit, Inc.;

•	25% minority interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	33% minority interest in the Elsternwick Joint Venture owned by Champion Pictures Pty Ltd.;

•	Up to 27.5% minority interest in certain property holding trusts established by Landplan Property Partners to hold, manage and develop properties identified by Doug Osborne; and

•	25% minority interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, LLC.

The components of minority interest are as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
AFC	$2,476	$2,256
Australian Country Cinemas	120	232
Elsternwick Unincorporated Joint Venture	140	109
Landplan Property Partners Property Trusts (see below)	305	237
Other	1	1
Minority interest in consolidated affiliates	$3,042	$2,835

	Expense for the
	Three Months Ended March 31,
	2008	2007
AFC LLC	$220	$268
Australian Country Cinemas	38	26
Elsternwick Unincorporated Joint Venture	5	37
Landplan Property Partners Property Trusts	61	11
Sutton Hill Properties	18	--
Other	1	--
Minority interest expense	$343	$342

Note 15 – Common Stock

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2008.  This stock grant has a vesting period of two years and a stock grant price of $9.70.  On February 11, 2008, $50,000 of restricted Class A Non-Voting Common Stock vested related to Mr. Hunter’s 2007 grant.  The 5,794 related to these vested shares has yet to be issued to him.

Note 16 - Comprehensive Income

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income.  The following table sets forth our comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$(226)	$(646)
Foreign currency translation gain	5,511	3,836
Accrued pension	71	(2,676)
Unrealized gain (loss) on AFS securities	1	352
Comprehensive income	$5,357	$866

Note 17 – Acquisitions

Consolidated Entertainment Cinemas Acquisitions

In keeping with our business plan of being opportunistic in adding to our existing cinema portfolio, on February 22, 2008, we acquired 14 cinemas with 173 screens in Hawaii and California and entered into an agreement to manage one cinema with 8 screens (the “Consolidated Entertainment” acquisition) from Pacific Theatres Exhibition Corp. and its affiliates, Consolidated Amusement Theatres, Inc. and Kenmore Rohnert, LLC (collectively, the “Sellers”) for $70.2 million.  The financing of the transaction included $48.4 million of new debt from GE Capital net of deferred financing costs of $1.6 million, a sellers’ note of $21.0 million, and $800,000 of cash from Reading (see Note 11 – Notes Payable for a more complete explanation of the new debt).  In connection with the completion of the acquisition, the Sellers returned to us our $2.0 million deposit, plus interest, as called for in the asset purchase agreements relating to the acquisition.

The theaters and assets are located in California and Hawaii.  We acquired the theaters and other assets through Consolidated Amusement Theatres, Inc. (now renamed Consolidated Entertainment, Inc.) and its direct parent corporation, Consolidated Amusements Holdings, which are indirect wholly, owned subsidiaries formed by us for this purpose.  The acquired assets consist primarily of the buildings and leasehold interests in fourteen of the theaters; a management agreement with the Sellers under which we will manage one other theater; and furniture, fixtures, equipment and miscellaneous inventory at the theaters.  The theaters contain a total of 181 screens, which compares to 286 total screens owned or operated by us immediately prior to the acquisition. The leasehold interests have current terms ranging from approximately 2 to 12 years, subject in some cases to renewal options in our favor.  The management agreement relating to the managed theater is for a term of approximately 4 years and entitles us to a management fee equal to the cash flow of the theater.  These cinemas produced approximately an unaudited $78.0 million of gross revenues for the year ended December 31, 2007.

The aggregate purchase price of the acquired assets was approximately $70.2 million, which is subject to certain closing adjustments.  The purchase price also is subject to reduction based upon post-closing matters relating to the possible opening of competing theater projects in the vicinity of certain acquired theaters, possible capital improvements by us to the acquired theaters, and a final determination of theater-level cash flows of the acquired theaters for the twelve months ended December 27, 2007.  These acquisition price reductions can range from $0 to as much as $21.0 million, the full amount of the seller’s note, if all contingencies were met.

We have made preliminary estimates of the value of the assets acquired from this acquisition.  These fair value estimates of the cinema assets acquired have been allocated to the acquired tangible assets, identified intangible assets and liabilities, consisting of the value of above and below-market leases, if any, based in each case on their respective fair values.  Goodwill was recorded to the extent the purchase price including certain acquisition and close costs exceeded the preliminary fair value estimates of the net acquired assets.  Once we have completed our estimates of fair value, which includes the pending completion of an appraisal of the assets acquired and liabilities assumed in the acquisition, we will have completed the purchase accounting for the assets and liabilities in accordance with SFAS No. 141, “Business Combinations.”  Our preliminary purchase price allocation is as follows:

Inventory	$271
Prepaid assets	543
Property & Equipment:
Leasehold improvements	32,303
Machinery and equipment	4,329
Furniture and fixtures	2,701
Intangibles:
Trade name	7,220
Non-compete agreement	400
Below market leases	9,999
Goodwill	12,556
Trade payables	(123)
Total Purchase Price	$70,199

The unaudited pro forma results, assuming the above noted acquisition had occurred as of January 1, 2007 for purposes of the 2008 and 2007 pro forma disclosures, are presented below.  These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisition, as well as higher interest expense as a result of the debt incurred to finance the acquisition.  These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisition occurred on January 1, 2007 and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended March 31,
	2008	2007
Revenue	$44,071	$46,458
Operating loss	(371)	(864)
Net loss from continuing operations	(3,072)	(4,187)
Basic and diluted loss per share from continuing operations	(0.14)	(0.19)
Weighted Average Shares Outstanding for Basic and Diluted Loss from Continuing Operations Per Share	22,476,355	22,482,804

Australia Properties

During the first quarter of 2008, we have acquired or entered into agreements to acquire a property in Australia, comprising four contiguous properties of approximately 50,000 square feet, which we intend to develop.  The aggregate purchase price of these properties is $12.5 million (AUS$13.7 million), of which $2.5 million (AUS$2.8 million) relates to the three properties that have been acquired and $10.0 million (AUS$10.9 million) relates to the one property that is still under contract to be acquired and which is subject to certain rezoning conditions.

Note 18 – Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at March 31, 2008:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$25,113,000	6.4400%	7.2900%	January 1, 2009
Interest rate swap	$14,908,000	6.6800%	7.2900%	January 1, 2009
Interest rate swap	$11,118,000	5.8800%	7.2900%	January 1, 2009
Interest rate swap	$3,196,000	6.3600%	7.2900%	January 1, 2009
Interest rate swap	$3,196,000	6.9600%	7.2900%	January 1, 2009
Interest rate swap	$2,557,000	7.0000%	7.2900%	January 1, 2009
Interest rate swap	$1,269,000	7.1900%	7.2900%	January 1, 2009
Interest rate swap	$2,566,000	7.5900%	7.2783%	January 1, 2009

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest rate swap instruments to market on the consolidated balance sheet resulting in a $61,000 (AUS$43,000) decrease to interest expense during the three months ended March 31, 2008 and a $37,000 (AUS$39,000) decrease to interest expense during the three months ended March 31, 2007.  At March 31, 2008 and December 31, 2007, we have recorded the fair market value of our interest rate swaps of $587,000 (AUS$643,000) and $526,000 (AUS$600,000), respectively, as an other noncurrent asset.  In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 19 – Fair Value of Financial Instruments

		Book Value	Fair Value
Financial Instrument	Level	March 31, 2008	March 31, 2008
Investment in marketable securities	1	$4,717	$4,717
Notes payable	2	$194,407	$196,382
Notes payable to related party	2	$14,000	$13,886
Subordinated debt	2	$51,547	$43,991
Interest rate swaps asset	2	$587	$587

Statement No. 157 (see Note 1 – Basis of Presentation) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  As presented in the table above, the statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

We use appropriate valuation techniques based on the available inputs to measure the fair values of our assets and liabilities.  When available, we measure fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.

We used the following methods and assumptions to estimate the fair values of the assets and liabilities in the table above.

Level 1 Fair Value Measurements - are based on market quotes of our marketable securities.

Level 2 Fair Value Measurements -

Interest Rate Swaps – The fair value of interest rate swaps are estimated using internal discounted cash flow calculations based upon forward interest rate curves and quotes obtained from counterparties to the agreements.

Subordinated debt and notes payable – Although we have not elected to carry any of our subordinated debt or notes payable at fair value on our consolidated balance sheet, the fair values of our subordinated debt and notes payable for purposes of this disclosure of the fair value of financial instruments are estimated by discounting the principal and interest payments at rates available for debt with similar terms and maturity.  The fair values of floating-rate debt are estimated to approximate the carrying amounts because the interest rates paid on such debt are generally set for periods of three months or less.

Note 20 – Subsequent Events

Consolidated Entertainment Acquisition - Nationwide Loan

In accordance with the terms of the note agreement between Nationwide Theatres Corp. and us, during April 2008, we notified Nationwide that the theater level cash flow of the acquired Consolidated Entertainment circuit was less than $11.2 million for the 12-month period ending December 27, 2007.  Therefore, we indicated to them that our loan amount that we owed to them of $21.0 million should be reduced by $6.3 million to $14.7 million pursuant to the terms of the note agreement.

Berkeley Cinemas – Botany Litigation

On May 7, 2008, the High Court of New Zealand, Auckland Registry ruled entered its judgment that our 50% joint venture partner in our Botany Downs Cinema was entitled to specific performance of its claimed right to acquire our 50% interest in that cinema for $3.3 million (NZ$4.3 million), plus assumption of the debt owed to the bank with respect to that cinema, and a complete release of Reading from any obligation to the landlord with respect to that property.  We have been advised by counsel that we have good cause for appeal, but are currently reviewing our options, given that the offered price may be attractive.  No assurances can be given, however, that Everard Entertainment would in fact exercise its right of specific performance.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

As Reading International, Inc. (RDI and collectively with our consolidated subsidiaries, “Reading” and “we,” “us” or “our”), our businesses consist primarily of:

•	the development, ownership, and operation of multiplex cinemas in the United States, Australia, and New Zealand; and

•
the development, ownership, and operation of retail and commercial real estate in Australia, New Zealand, and the United States, including entertainment-themed retail centers (“ETRC’s”) in Australia and New Zealand and live theatre assets in Manhattan and Chicago in the United States.

We believe cinema exhibition to be a business that will likely continue to generate fairly consistent cash flows in the years ahead.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option.  In keeping with our business plan of being opportunistic in adding to our existing cinema portfolio, on February 22, 2008, we acquired 14 cinemas with 173 screens in Hawaii and California and entered into an agreement to manage one cinema with 8 screens (the “Consolidated Entertainment” acquisition) and we continue to consider the acquisition of cinema assets currently being offered for sale in Australia, New Zealand, and the United States.  Nevertheless, we believe it is likely that, over the long term, we will be reinvesting the majority our free cash flow into our general real estate development activities.  We anticipate that our cinema operations will continue as our main source of cash flow and will support our real estate oriented activities.

In short, while we do have operating company attributes, we see ourselves principally as a hard asset company and intend to add to shareholder value by building the value of our portfolio of tangible assets.

In addition, we may from time to time identify opportunities to expand our existing businesses and asset base, or to otherwise profit, through the acquisition of interests in other publicly traded companies, both in the United States and in the overseas jurisdictions in which we do business.  At March 31, 2008, our investments in the securities of other public companies aggregated $4.7 million, based on the closing price of such securities on that date.

We manage our worldwide cinema business under various different brands:

•	in the US, under the Reading, Angelika Film Center, Consolidated Theatres and City Cinemas brands;

•	in Australia, under the Reading brand; and

•	in New Zealand, under the Reading, Berkeley Cinemas and Rialto brands.

At March 31, 2008, we owned and operated 49 cinemas with 404 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 7 cinemas with 46 screens and managed 3 cinemas with 17 screens.

While remaining opportunistic in our acquisitions of cinema assets, our business plan going forward is to build-out our existing development properties and to seek out additional real estate development opportunities while continuing to use and judiciously expand our presence in the cinema exhibition and live theatre business, by identifying, developing, and acquiring cinema and live theatre properties when and where appropriate.

A significant portion of our business is conducted in Australia and New Zealand, and as such, we are subject to a certain degree of currency risk.  We do not engage in currency hedging activities.  Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis.  Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, the majority of our expenses in Australia and New Zealand have been procured in local currencies.  Due to the developing nature of our operations in Australia and New Zealand, our revenues are not yet significantly greater than our operating expenses.  The resulting natural operating hedge has led to a negligible foreign currency effect on our net earnings.  However, with the recent reduction in our New Zealand and Australia debt as a result of the application of the proceeds of the US subordinated debt placement in the first quarter of 2007, foreign currency can have a significant effect on the value of assets and liabilities with fluctuations noted in other comprehensive income.  As we continue to progress with our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.

We continue to acquire, to dispose of, or to reposition assets in accordance with our business plan.  For a description of our acquisitions so far in 2008, see Note 17 – Acquisitions to our March 31, 2008 Consolidated Financial Statements.

Results of Operations

With the purchase of the Consolidated Entertainment cinemas in February 2008, at March 31, 2008, we owned and operated 49 cinemas with 404 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 7 cinemas with 46 screens and managed 3 cinemas with 17 screens.  Regarding real estate, we owned and operated during the period four ETRC’s that we have developed in Australia and New Zealand; owned the fee interests in four developed commercial properties in Manhattan and Chicago, all of which are improved with live theatres, which together comprise seven stages and, in two cases, ancillary retail and commercial space; owned the fee interests underlying one of our Manhattan cinemas and hold for development an additional seven parcels (aggregating approximately 123 acres) located principally in urbanized areas of Australia and New Zealand.  Two of these parcels, Burwood and Moonee Ponds, comprise approximately 54 acres, and are in areas designated by the provincial government of Victoria, Australia as “major or principal activity centres,” and we are currently in the planning phases of their development.

Operating expenses include costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties.  Our year-to-year results of operation were principally impacted by the following:

•	the above mentioned acquisition on February 22, 2008 of 15 cinemas with 181 screens in Hawaii and California as part of the Consolidated Entertainment acquisition;

•	the acquisition in February 2007, of the long-term ground lease interest underlying our Tower Theater in Sacramento, California (the principal art cinema in Sacramento); and

•
the increase in the value of the Australian and New Zealand dollars vis-à-vis the US dollar from $0.8104 and $0.7158, respectively, as of March 31, 2007 to $0.9132 and $0.7860, respectively, as of March 31, 2008.

The tables below summarize the results of operations for each of our principal business segments for the three (“2008 Quarter”) months ended March 31, 2008 and the three (“2007 Quarter”) months ended March 31, 2007, respectively (dollars in thousands):

Three months ended March 31, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$35,343	$5,949	$(1,566)	$39,726
Operating expense	28,972	2,114	(1,566)	29,520
Depreciation & amortization	2,609	1,095	--	3,704
General & administrative expense	769	167	--	936
Segment operating income	$2,993	$2,573	$--	$5,566
Three months ended March 31, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$24,506	$4,841	$(1,372)	$27,975
Operating expense	19,492	2,002	(1,372)	20,122
Depreciation & amortization	1,794	1,037	--	2,831
General & administrative expense	763	187	--	950
Segment operating income	$2,457	$1,615	$--	$4,072

Reconciliation to consolidated net income:	2008 Quarter	2007 Quarter
Total segment operating income	$5,566	$4,072
Non-segment:
Depreciation and amortization expense	178	137
General and administrative expense	3,752	2,725
Operating income	1,636	1,210
Interest expense, net	(2,838)	(1,750)
Other income (expense)	1,377	(921)
Minority interest expense	(343)	(342)
Income tax expense	(417)	(499)
Equity earnings of unconsolidated joint ventures and entities	359	1,656
Net loss	$(226)	$(646)

Cinema

Included in the cinema segment above is revenue and expense from the operations of 49 cinema complexes with 404 screens during the 2008 Quarter and 35 cinema complexes with 231 screens during the 2007 Quarter.  These numbers include the results of the Consolidated Entertainment acquisition for 39 days during the 2008 Quarter.  The following tables detail our cinema segment operating results for the three months ended March 31, 2008 and 2007, respectively (dollars in thousands):

Three Months Ended March 31, 2008	United States	Australia	New Zealand	Total
Admissions revenue	$9,382	$12,357	$3,977	$25,716
Concessions revenue	3,201	3,956	1,144	8,301
Advertising and other revenues	578	534	214	1,326
Total revenues	13,161	16,847	5,335	35,343

Cinema costs	10,415	12,606	4,172	27,193
Concession costs	643	854	282	1,779
Total operating expense	11,058	13,460	4,454	28,972

Depreciation and amortization	1,443	702	464	2,609
General & administrative expense	537	226	6	769
Segment operating income	$123	$2,459	$411	$2,993

Three Months Ended March 31, 2007	United States	Australia	New Zealand	Total
Admissions revenue	$5,191	$9,630	$3,284	$18,105
Concessions revenue	1,373	2,864	992	5,229
Advertising and other revenues	456	486	230	1,172
Total revenues	7,020	12,980	4,506	24,506

Cinema costs	4,726	10,170	3,452	18,348
Concession costs	258	629	257	1,144
Total operating expense	4,984	10,799	3,709	19,492

Depreciation and amortization	487	901	406	1,794
General & administrative expense	539	223	1	763
Segment operating income (loss)	$1,010	$1,057	$390	$2,457

•
Cinema revenue increased for the 2008 Quarter by $10.8 million or 44.2% compared to the same period in 2007.  The 2008 Quarter increase was primarily a result of $6.5 million of revenue from our newly acquired Consolidated Entertainment cinemas and improved results from our Australia and New Zealand operations including $3.4 million from admissions and $1.3 million from concessions and other revenues.

•
Operating expense increased for the 2008 Quarter by $9.5 million or 48.6% compared to the same period in 2007.  This increase followed the aforementioned increase in revenues.  Overall, our operating expenses as a ratio to gross revenue increased from 80% to 82% for the 2007 and 2008 Quarters, respectively.  The increase was primarily related to higher film rent expense for the 2008 film product.

•
Depreciation and amortization expense increased for the 2008 Quarter by $815,000 or 45.4% compared to the same period in 2007 primarily related to our newly acquired Consolidated Entertainment cinemas’ assets being added during the 2008 Quarter.  This increase was offset by a decrease in the depreciation of certain Australia cinema assets reaching their useful depreciable life as of December 31, 2007.

•
The Australia and New Zealand quarterly average exchange rates have changed by 15.2% and 13.6%, respectively, since 2007, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	Because of the above, cinema segment income increased for the 2008 Quarter by $536,000 compared to the same period in 2007.

Real Estate

For the three months ended March 31, 2008, our rental income generating real estate holdings consisted of:

•	ETRC’s at Belmont in Perth; at Auburn in Sydney; and at Courtenay Central in Wellington, New Zealand; and our Newmarket shopping center in Brisbane, Australia;

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

The following tables detail our real estate segment operating results for the three months ended March 31, 2008 and 2007, respectively (dollars in thousands):

Three Months Ended March 31, 2008	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$923	$--	$--	$923
Property rental income	513	2,505	2,008	5,026
Total revenues	1,436	2,505	2,008	5,949

Live theatre costs	534	--	--	534
Property rental cost	229	866	485	1,580
Total operating expense	763	866	485	2,114

Depreciation and amortization	89	621	385	1,095
General & administrative expense	13	131	23	167
Segment operating income	$571	$887	$1,115	$2,573

Three Months Ended March 31, 2007	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$732	$--	$--	$732
Property rental income	538	2,038	1,533	4,109
Total revenues	1,270	2,038	1,533	4,841

Live theatre costs	484	--	--	484
Property rental cost	351	725	442	1,518
Total operating expense	835	725	442	2,002

Depreciation and amortization	95	558	384	1,037
General & administrative expense	12	145	30	187
Segment operating income (loss)	$328	$610	$677	$1,615

•
Revenue increased for the 2008 Quarter by $1.1 million or 22.9% compared to the same period in 2007.  The increase was primarily related to higher rental revenues from our foreign real estate holdings including our Australia Newmarket shopping center and our Courtenay Central property; newly acquired Landplan properties; and other properties in New Zealand.  Revenue from our domestic live theatre operations was higher than the same period in 2007.

•
Operating expense for the real estate segment increased for the 2008 Quarter by $112,000 or 5.6% compared to the same period in 2007.  This increase in expense was primarily related to the Courtenay Central property and newly acquired properties in New Zealand.

•	Depreciation expense for the real estate segment increased by $58,000 or 5.6% for the 2008 Quarter compared to the same period in 2007.

•
The Australia and New Zealand quarterly average exchange rates have changed by 15.2% and 13.6%, respectively, since 2007, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	As a result of the above, real estate segment income increased for the 2008 Quarter by $958,000 compared to the same period in 2007.

Corporate

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense increased by $1.0 million in the 2008 Quarter compared to the 2007 Quarter primarily related to legal fees associated principally with our real estate acquisition and investment activities and audit fees primarily related to our acquisition of the Consolidated Entertainment cinemas.

Net interest expense increased by $1.1 million for the 2008 Quarter compared to the 2007 Quarter primarily related to higher outstanding loan balances during 2008 compared to 2007.

Other income increased to $1.4 million for the 2008 Quarter compared to an other expense of $921,000 for the 2007 Quarter.  The change resulted from one time settlements on our Burstone litigation and credit card dispute in 2008 and coupled with a $950,000 mark-to-market expense in 2007 not repeated in 2008 related to our option liability for the option held by Sutton Hill Capital, LLC to acquire a 25% non-managing membership interest in our Cinemas 1, 2 & 3 property.

Equity earnings of unconsolidated joint ventures and entities decreased by approximately $1.3 million for the 2008 Quarter compared to the same period last year.  The decrease is primarily related to the changing sales activity in our investment related to the 205-209 East 57th Street Associates, LLC, that has now completed the development of a residential condominium complex in midtown Manhattan called Place 57.  During 2007 and 2006, all of the residential condominiums were sold and only the retail condominium is still available for sale.  The partnership closed on the sale of six condominiums during the three months ended March 31, 2007, resulting in gross sales of $20.3 million and equity earnings from unconsolidated joint ventures and entities to us of $1.3 million.

Consolidated Net Loss

During 2008, we recorded net loss of $226,000 for the 2008 Quarter compared to a net loss of $646,000 for the 2007 Quarter.  As noted above, the increase in earnings is primarily related to improved operating results from both our cinema and our real estate segments and other income offset by increases in interest expense, litigation expense and a decrease in equity earnings.

Acquisitions

Consolidated Entertainment Cinemas

On February 22, 2008, we completed the acquisition of fifteen motion picture exhibition theaters and theater-related assets from Pacific Theatres Exhibition Corp. and its affiliates, Consolidated Amusement Theatres, Inc. and Kenmore Rohnert, LLC (collectively, the “Sellers”) for $70.2 million.  The cinemas, which are located in the United States, contain 181 screens with annual revenue of approximately $78.0 million.  The acquisition was made through a wholly owned subsidiary of RDI and was financed principally by a combination of debt financing from GE Capital Corporation and seller financing.  For a more detailed description of this acquisition, see Note 17 – Acquisitions.

Australia Properties

Since the close of 2007, we have acquired or entered into agreements to acquire approximately 50,000 square foot of property in Australia, comprising four contiguous properties, which we intend to develop.  The aggregate purchase price of these properties is $12.5 million (AUS$13.7 million), of which $2.5 million (AUS$2.8 million) relates to the three properties that have been acquired and $10.0 million (AUS$10.9 million) relates to the one property that is still under contract which is subject to certain rezoning conditions.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at March 31, 2008 (in thousands):

	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$808	$94,041	$8,149	$1,069	$16,030	$74,310
Notes payable to related parties	5,000	--	9,000	--	--	--
Subordinated notes	--	--	--	--	--	51,547
Pension liability	4	10	15	20	25	2,370
Lease obligations	21,348	25,614	25,216	24,768	23,298	102,411
Estimated interest on long-term debt	13,710	10,803	10,217	15,783	9,709	51,461
Total	$40,870	$130,468	$52,597	$41,640	$49,062	$282,099

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $4.2 million as of March 31, 2008 and December 31, 2007.  Our share of unconsolidated debt, based on our ownership percentage, was $2.0 million as of March 31, 2008 and December 31, 2007.  This debt is without recourse to Reading as of March 31, 2008 and December 31, 2007.

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

Australian Corporate Credit Facility

Our $100.5 million (AUS$110.0 million) Australian facility terminates on January 01, 2009, but we have reached oral agreement with our Australian bank to extend and increase this facility.  This oral agreement is currently being memorialized.  The drawn balance of this loan was $90.4 million (AUS$99.0 million) at March 31, 2008.

Operating Activities

Cash provided by operations was $9.2 million in the 2008 Quarter compared to $5.9 million for the 2007 Quarter.  The increase in cash provided by operations of $3.3 million is due primarily to:

•	increased cinema operational cash flow primarily from our Australia and domestic operations;

•
increased real estate operational cash flow predominately from our Australia and New Zealand operations.  This increase can be particularly attributed to our Newmarket shopping center in Brisbane, Australia;

•	one time cash receipts related to litigation and other claims of $1.2 million;

offset by

•           a decrease in distributions from predominately our Place 57 joint venture of $3.7 million.

Investing Activities

Cash used in investing activities for the 2008 Quarter increased by $39.4 million to $55.3 million from $19.9 million compared to the same period in 2007.  The $55.3 million cash used for the 2008 Quarter was primarily related to:

•	$49.2 million to purchase the assets of the Consolidated Cinemas circuit;

•	$2.5 million to purchase real estate assets associated with our Australia properties investments with Landplan Property Parties Pty Ltd; and

•	$5.2 million in property enhancements to our existing properties;

offset by

•	$2.0 million of deposit returned upon acquisition of the Consolidated Cinema circuit.

The $19.9 million cash used for the 2007 Quarter was primarily related to:

•	$11.3 million to purchase marketable securities;

•	$5.5 million to purchase real estate assets;

•	$2.8 million in property enhancements to our Australia, New Zealand, and U.S. properties; and

•	$1.5 million in our investment in the Reading International Trust I securities;

offset by

•	$926,000 in distributions from our investment in Place 57.

Financing Activities

Cash provided by financing activities for the 2008 Quarter increased by $43.3 million to $55.4 million from $12.1 million compared to the same period in 2007.  The $55.4 million in cash provided in the 2008 Quarter was primarily related to:

•	$48.0 million of net proceeds from our new GE Capital loan used to finance the purchase of Consolidated Cinemas;

•	$6.6 million of net proceeds from our new Liberty Theatres loan; and

•	$1.1 million of borrowing on our Australia credit facility;

offset by

•	$159,000 in distributions to minority interests.

The $12.1 million in cash provided in the 2007 Quarter was primarily related to:

•	$49.9 million of net proceeds from our new Trust Preferred Securities and

•	$3.1 million of net proceeds from our broker margin account used to purchase marketable securities;

offset by

•
$40.3 million of cash used to retire our New Zealand bank indebtedness of $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million); and

•	$579,000 in distributions to minority interests.

Summary

As a result of the above, our cash position at March 31, 2008 was $30.4 million compared to $20.8 million at December 31, 2007.

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

These critical accounting policies are fully discussed in our 2007 Annual Report and you are advised to refer to that discussion.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our Australian interest rate swap instruments to market on the consolidated balance sheet resulting in a $61,000 (AUS$43,000) decrease to interest expense during the three months ended March 31, 2008 and a $37,000 (AUS$39,000) decrease to interest expense during the three months ended March 31, 2007.  At March 31, 2008 and December 31, 2007, we have recorded the fair market value of our interest rate swaps of $587,000 (AUS$643,000) and $526,000 (AUS$600,000), respectively, as an other noncurrent asset.  In accordance with

SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

Litigation

We are currently, and are from time to time, involved with claims and lawsuits arising in the ordinary course of our business.  Some examples of the types of claims are:

•	contractual obligations;

•	insurance claims;

•	IRS claims;

•	employment matters; and

•	environmental matters.

Where we are the plaintiffs, we expense all legal fees on an on-going basis and make no provision for any potential settlement amounts until received.  In Australia, the prevailing party is entitled to recover a portion of its attorneys fees, which typically works out to be approximately 60% of the amounts actually spent where first class legal counsel is engaged at customary rates.  Where we are a plaintiff, we have made no provision for the liability for the defendant’s attorneys' fees in the event we were determined not to be the prevailing party.

Where we are the defendants, we accrue for probable damages, which may not be covered by insurance, as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  There have been no material changes to our litigation exposure since our Company’s 2007 Annual Report.

There have not been any material changes to our litigation exposure since our Company’s 2007 Annual Report.

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

At March 31, 2008, approximately 43% and 21% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $11.5 million in cash and cash equivalents.  At December 31, 2007, approximately 51% and 25% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $10.3 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense.  The resulting natural operating hedge has led to a somewhat negligible foreign currency effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was $5.5 million for the three months ended March 31, 2008.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes described below, approximately 47% and 81% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $8.8 million and $7.4 million, respectively, and the change in our quarterly net income would be $205,000 and $8,000, respectively.  At the present time, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of March 31, 2008 and December 31, 2007, we have recorded a cumulative unrealized foreign currency translation gain of approximately $53.7 million and $48.2 million, respectively.

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

Item 3A – Quantitative and Qualitative Disclosure about Interest Risk

The majority of our U.S. loans have fixed interest rates; however, one of our domestic loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in an approximately $13,000 increase or decrease in our 2008 Quarter interest expense.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in an approximately $94,000 increase in our 2008 Quarter Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in an approximately $97,000 decrease in the 2008 Quarter of Australian and New Zealand interest expense.

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

Changes in Internal Control over Financial Reporting

Except as noted below, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 - Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

READING INTERNATIONAL, INC.

Date:	May 16, 2008	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	May 16, 2008	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer