Form 10-Q
period 2008-06-30
READING INTERNATIONAL INC
filed 2008-08-07
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 5, 2008, there were 20,987,115 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART I – Financial Information
Item 1 – Financial Statements

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$26,752	$20,782
Receivables	7,116	5,671
Inventory	816	654
Investment in marketable securities	4,939	4,533
Restricted cash	59	59
Prepaid and other current assets	2,230	3,800
Total current assets	41,912	35,499
Land held for sale	1,954	1,984
Property held for development	13,844	11,068
Property under development	77,725	66,787
Property & equipment, net	223,435	178,174
Investment in unconsolidated joint ventures and entities	15,369	15,480
Investment in Reading International Trust I	1,547	1,547
Goodwill	25,697	19,100
Intangible assets, net	24,866	8,448
Other assets	10,494	7,984
Total assets	$436,843	$346,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$13,814	$12,331
Film rent payable	6,471	3,275
Notes payable – current portion	1,253	395
Note payable to related party – current portion	--	5,000
Taxes payable	5,137	4,770
Deferred current revenue	2,881	3,214
Other current liabilities	200	169
Total current liabilities	29,756	29,154
Notes payable – long-term portion	187,677	111,253
Notes payable to related party – long-term portion	14,000	9,000
Subordinated debt	51,547	51,547
Noncurrent tax liabilities	5,672	5,418
Deferred non-current revenue	619	566
Other liabilities	16,379	14,936
Total liabilities	305,650	221,874
Commitments and contingencies (Note 13)
Minority interest in consolidated affiliates	2,344	2,835
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,564,339 issued and 20,987,115 outstanding at June 30, 2008 and at December 31, 2007	216	216
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at June 30, 2008 and at December 31, 2007	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares	--	--
Additional paid-in capital	132,446	131,930
Accumulated deficit	(52,614)	(52,670)
Treasury shares	(4,306)	(4,306)
Accumulated other comprehensive income	53,092	46,177
Total stockholders’ equity	128,849	121,362
Total liabilities and stockholders’ equity	$436,843	$346,071

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Cinema	$49,488	$26,034	$84,831	$50,540
Real estate	4,263	4,105	8,647	7,575
	53,751	30,139	93,478	58,115
Operating expense
Cinema	41,780	19,931	69,185	38,051
Real estate	2,296	1,864	4,410	3,865
Depreciation and amortization	5,528	3,047	9,411	6,016
General and administrative	4,909	3,879	9,597	7,555
	54,513	28,721	92,603	55,487

Operating income (loss)	(762)	1,418	875	2,628

Non-operating income (expense)
Interest income	365	84	603	229
Interest expense	(3,404)	(2,034)	(6,479)	(3,930)
Net loss on sale of assets	--	--	--	(185)
Other income (expense)	1,671	465	3,045	(271)
Loss before minority interest expense, discontinued operations, income tax expense, and equity earnings of unconsolidated joint ventures and entities	(2,130)	(67)	(1,956)	(1,529)
Minority interest income (expense)	182	(154)	(161)	(495)
Loss before discontinued operations, income tax expense, and equity earnings of unconsolidated joint ventures and entities	(1,948)	(221)	(2,117)	(2,024)
Gain on sale of a discontinued operation	--	1,912	--	1,912
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	(1,948)	1,691	(2,117)	(112)
Income tax expense	(407)	(443)	(824)	(942)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	(2,355)	1,248	(2,941)	(1,054)
Equity earnings of unconsolidated joint ventures and entities	189	386	547	2,042
Gain on sale of unconsolidated entity	2,450	--	2,450	--
Net income	$284	$1,634	$56	$988

Earnings (loss) per common share – basic and diluted:
Earnings (loss) from continuing operations	$0.01	$(0.01)	$0.00	$(0.04)
Earnings from discontinued operations	0.00	0.08	0.00	0.08
Basic and diluted earnings per share	$0.01	$0.07	$0.00	$0.04
Weighted average number of shares outstanding – basic	22,476,355	22,487,943	22,476,355	22,485,480
Weighted average number of shares outstanding – dilutive	22,763,826	22,487,943	22,763,826	22,485,480

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)
	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net income	$56	$988
Adjustments to reconcile net income to net cash provided by operating activities:
Gain recognized on foreign currency transactions	(447)	(132)
Equity earnings of unconsolidated joint ventures and entities	(547)	(2,042)
Distributions of earnings from unconsolidated joint ventures and entities	507	4,318
(Gain) loss on marketable securities	1	(224)
Gain on sale of an unconsolidated joint venture	(2,450)	--
Gain on sale of a discontinued operation	--	(1,912)
Loss on disposal of assets	--	185
Loss on extinguishment of debt	--	97
Gain on insurance settlement	(910)	--
Depreciation and amortization	9,411	6,016
Amortization of prior service costs	143	--
Amortization of above and below market leases	378	--
Stock based compensation expense	516	539
Minority interest	161	495
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,177)	1,617
Increase in prepaid and other assets	479	(183)
Increase (decrease) in accounts payable and accrued expenses	1,614	(2,645)
Increase (decrease) in film rent payable	3,032	(1,167)
Increase in deferred revenues and other liabilities	1,514	1,207
Net cash provided by operating activities	12,281	7,157
Investing activities
Acquisitions	(51,746)	(11,768)
Acquisition deposit returned	2,000	--
Purchases of and additions to property and equipment	(12,067)	(7,944)
Change in restricted cash	--	326
Investment in Reading International Trust I	--	(1,547)
Investment in unconsolidated joint ventures and entities	(460)	--
Distributions of investment in unconsolidated joint ventures	198	1,434
Purchase of marketable securities	--	(11,861)
Net proceeds from the sale of an unconsolidated joint venture	3,340	--
Sale of marketable securities	--	4,010
Proceeds from insurance settlement	910	--
Net cash used in investing activities	(57,825)	(27,350)
Financing activities
Repayment of long-term borrowings	(5,416)	(43,539)
Proceeds from borrowings	59,659	78,204
Capitalized borrowing costs	(2,498)	(2,254)
Minority interest contributions	75	--
Minority interest distributions	(761)	(838)
Net cash provided by financing activities	51,059	31,573
Effect of exchange rate changes on cash and cash equivalents	455	3

Increase in cash and cash equivalents	5,970	11,383
Cash and cash equivalents at beginning of period	20,782	11,008

Cash and cash equivalents at end of period	$26,752	$22,391

Supplemental Disclosures
Interest paid	$8,008	$5,208
Income taxes paid	$161	$123
Non-cash transactions
Note payable due to Seller issued for acquisition	$14,750	$--
Decrease in cost basis of Cinema 1, 2 & 3 related to the purchase price adjustment of the call option liability to related party	$--	$(2,100)
Adjustment to accumulated deficit related to adoption of FIN 48 (Note 10)	$--	$509
Decrease in deposit payable and increase in minority interest liability related to the exercise of the Cinema 1, 2 & 3 call option by a related party	$--	$(3,000)
Decrease in call option liability and increase in additional paid in capital related to the exercise of the Cinema 1, 2 & 3 call option by a related party	$--	$(2,513)
Accrued construction-in-progress cost	$--	$(2,440)

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2008

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

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting.  As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  There have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”).  The financial information presented in this quarterly report on Form 10-Q for the period ended June 30, 2008 (the “June Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our 2007 Annual Report which contains the latest audited financial statements and related footnotes.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows as of and for the three months and six months ended June 30, 2008 and 2007 have been made.  The results of operations for the three months and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We have investments in marketable securities of $4.9 million at June 30, 2008.  These investments are accounted for as available for sale investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  In accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, assessments of potential impairment for these investments are performed for each applicable reporting period.  We have determined that there was no impairment for these investments at June 30, 2008.  These investments have a cumulative unrealized gain of $22,000 included in accumulated other comprehensive income at June 30, 2008.  For the three months and six months ended June 30, 2008 our net unrealized gain on marketable securities was $3,000 and $4,000, respectively, and for the three months and six months ended June 30, 2007 our net unrealized gain on marketable securities was $385,000 and $738,000, respectively.  During the three months ended June 30, 2007, we sold $5.7 million of our marketable securities resulting in a realized gain on sale of $224,000.

Other Income

           Included in our six months ended June 30, 2008 other income is $910,000 of insurance settlement proceeds related to damage caused by Hurricane George in 1998 to one of our previously owned cinemas in

Puerto Rico, as well as legal settlement proceeds received on our Burstone litigation of $1.1 million and credit card dispute proceeds of $385,000 (See Note 13 – Commitments and Contingencies).

Deferred Leasing Costs

                Direct costs incurred in connection with obtaining tenants are amortized over the respective term of the lease on a straight-line basis.

Deferred Financing Costs

Direct costs incurred in connection with financing are amortized over the respective term of the loan utilizing the effective interest method, or straight-line method if the result is not materially different. In addition, interest on loans with increasing interest rates and scheduled principal pre-payments is also recognized on the effective interest method.

Accounting Pronouncements Adopted January 1, 2008

Statement of Financial Accounting Standards No. 157

Effective January 1, 2008, we adopted, on a prospective basis, SFAS No. 157, Fair Value Measurements (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.

The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. We are evaluating the impact that SFAS 157 will have on our non-financial assets and non-financial liabilities, since the application of SFAS 157 for such items was deferred, in our case, to January 1, 2009. We believe that the impact of these items will not be material to our consolidated financial statements. Assets and liabilities, typically recorded at fair value on a non-recurring basis, to which we have not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination

•	Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

•	Asset retirement obligations initially measured under SFAS No. 143, Accounting for Asset Retirement Obligations

Statement of Financial Accounting Standards No. 159

Effective January 1, 2008, we adopted, on a prospective basis, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 160

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for annual periods beginning after December 15, 2008, which is the year ending December 31, 2009 for the Company, and should be applied prospectively.  However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented.  The adoption of the provisions of SFAS 160 is not anticipated to materially impact the Company’s consolidated financial position and results of operations.

Statement of Financial Accounting Standards No. 161

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008.  We believe that the adoption of SFAS 161 will not have a material impact on our financial statement disclosures since we solely have interest rate swaps as derivative instruments.

Note 2 – Stock-Based Compensation

Stock Based Compensation

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2008 and 2007.  These stock grants have vesting periods of two years and stock grant prices of $9.70 and $8.63, respectively.  On February 11, 2008, $50,000 of restricted Class A Non-Voting Common Stock vested related to Mr. Hunter’s 2007 grant.  The 5,794 shares related to this vesting have yet to be issued to him.  During the three months and six months ended June 30, 2008, we recorded compensation expense of $100,000 and $196,000, respectively, and during the three months and six months ended June 30, 2007, we recorded compensation expense of $59,000 and $119,000, respectively, for the vesting of all our restricted stock grants.  The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Fair Value at Grant Date
Outstanding – December 31, 2007	61,756	$524
Granted	10,309	$100
Vested	(5,794)	$(50)
Outstanding – June 30, 2008	66,271	$574

In 2006, we formed two new wholly owned subsidiaries, Landplan Property Partners, Pty Ltd and Landplan Property Partners New Zealand, Ltd collectively referred to as Landplan Property Partners (“LPP”), to engage in the real estate development business.  We have an agreement with the president of LPP, Mr. Doug Osborne pursuant to which he has a contingent interest in certain property trusts, owned by LPP, ranging between 27.5% and 15%, depending on a number of factors including the amount and duration of the investments of LPP.  Mr. Osborne’s interest is subordinated to (i) the repayment of all third party indebtedness, (ii) the repayment of all funds invested or advanced by Reading, and (iii) the realization by Reading of an 11% annual compounded preferred return on its capital.  Mr. Osborne’s interest of $331,000 is included in the minority interest of LPP at June 30, 2008 (see Note 14 – Minority Interest).  During the three and six months ended June 30, 2008, we expensed $30,000 and $91,000, respectively, and during the three and six months ended June 30, 2007, we expensed $86,000 and $96,000, respectively associated with Mr. Osborne’s interests.  At June 30, 2008, the total unrecognized compensation expense related to the LPP equity awards was $181,000, which is expected to be recognized over the remaining weighted average period of approximately 96 months.  These amounts will not, however, be payable unless the properties held by LPP, on a consolidated basis, provide returns on capital in excess of 11%, compounded annually.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”, requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended June 30, 2008 and 2007, there was no impact to the consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

SFAS 123(R) requires companies to estimate forfeitures.  Based on our historical experience and the relative market price to strike price of the options, we do not currently estimate any forfeitures of vested or unvested options.

In accordance with SFAS 123(R), we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility, and the expected life of the options.  The dividend yield is excluded from the calculation, as it is our present intention to retain all earnings.  We expense the estimated grant date fair values of options issued on a straight-line basis over the vesting period.

We granted 231,250 and 301,250 of options during the three and six months ended June 30, 2007, respectively.  Of these options, 70,000 were granted to our directors as fully vested options during the six months ended June 30, 2007.  There were no options granted to our employees during the three or six months ended June 30, 2008.  We estimated the fair value of the 2007 option grants at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2007
Stock option exercise price	$ 8.35 - $10.30
Risk-free interest rate	4.636 - 4.824%
Expected dividend yield	--
Expected option life	9.60 - 9.96 yrs
Expected volatility	33.64 - 33.74%
Weighted average fair value	$4.42 - $ 4.82

Using the above assumptions and in accordance with the SFAS 123(R) modified prospective method, we recorded $160,000 and $320,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the three and six months ended June 30, 2008, respectively.  We also recorded $92,000 and $418,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the three and six months ended June 30, 2007, respectively.  At June 30, 2008, the total unrecognized estimated compensation cost related to non-vested stock options granted was $556,000, which is expected to be recognized over a weighted average vesting period of 0.93 years.  No options were exercised during the three or six months ended June 30, 2008 or during the three or six months ended June 30, 2007; therefore, no cash was received and no value was realized from the exercise of options during those periods.  There were 120,625 options vested during the three and six months ended June 30, 2008 having a current intrinsic value of $0 for the period as all the options were “out-of-the-money” at June 30, 2008.  Except for the 70,000 fully vested options granted to our directors during the first quarter, only 5,000 options vested during the three and six months ended June 30, 2007; therefore, the grant date fair value of options vesting during the three and six months ended June 30, 2007 was $41,000.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at June 30, 2008 was $1.5 million of which 100.0% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of June 30, 2008 and December 31, 2007:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2007	514,100	185,100	$5.21	$9.90	488,475	185,100	$5.06	$9.90
Granted	151,250	150,000	$9.37	$10.24
Exercised	(6,250)	--	$4.01	$--
Expired	(81,250)	(150,000)	$10.25	$10.24
Outstanding- December 31, 2007	577,850	185,100	$5.60	$9.90	477,850	35,100	$4.72	$8.47
No activity during the period	--	--	$--	$--
Outstanding-June 30, 2008	577,850	185,100	$5.60	$9.90	477,850	35,100	$4.72	$8.47

The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at June 30, 2008 and December 31, 2007 was approximately 5.72 and 6.22 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at June 30, 2008 and December 31, 2007 was approximately 5.11 and 4.74 years, respectively.

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

The tables below summarize the results of operations for each of our principal business segments for the three (“2008 Quarter”) and six (“2008 Six Months”) months ended June 30, 2008 and the three (“2007 Quarter”) and six (“2007 Six Months”) months ended June 30, 2007, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties.  All operating results from discontinued operations are included in “Gain on sale of a discontinued operation” (dollars in thousands):

Three months ended June 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$49,488	$5,813	$(1,550)	$53,751
Operating expense	43,330	2,296	(1,550)	44,076
Depreciation & amortization	4,060	1,287	--	5,347
General & administrative expense	1,129	432	--	1,561
Segment operating income	$969	$1,798	$--	$2,767
Three months ended June 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$26,034	$5,564	$(1,459)	$30,139
Operating expense	21,390	1,864	(1,459)	21,795
Depreciation & amortization	1,798	1,108	--	2,906
General & administrative expense	761	271	--	1,032
Segment operating income	$2,085	$2,321	$--	$4,406

Reconciliation to consolidated net income:	2008 Quarter	2007 Quarter
Total segment operating income	$2,767	$4,406
Non-segment:
Depreciation and amortization expense	181	141
General and administrative expense	3,348	2,847
Operating income (loss)	(762)	1,418
Interest expense, net	(3,039)	(1,950)
Other income	1,671	465
Minority interest	182	(154)
Gain on sale of a discontinued operation	--	1,912
Income tax expense	(407)	(443)
Equity earnings of unconsolidated joint ventures and entities	189	386
Gain on sale of unconsolidated entity	2,450	--
Net income	$284	$1,634

Six months ended June 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$84,831	$11,763	$(3,116)	$93,478
Operating expense	72,301	4,410	(3,116)	73,595
Depreciation & amortization	6,669	2,382	--	9,051
General & administrative expense	1,898	598	--	2,496
Segment operating income	$3,963	$4,373	$--	$8,336

Six months ended June 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$50,540	$10,405	$(2,830)	$58,115
Operating expense	40,881	3,865	(2,830)	41,916
Depreciation & amortization	3,592	2,146	--	5,738
General & administrative expense	1,525	457	--	1,982
Segment operating income	$4,542	$3,937	$--	$8,479

Reconciliation to consolidated net income:	2008 Six Months	2007 Six Months
Total segment operating income	$8,336	$8,479
Non-segment:
Depreciation and amortization expense	360	278
General and administrative expense	7,101	5,573
Operating income	875	2,628
Interest expense, net	(5,876)	(3,701)
Other income (expense)	3,045	(456)
Minority interest	(161)	(495)
Gain on sale of a discontinued operation	--	1,912
Income tax expense	(824)	(942)
Equity earnings of unconsolidated joint ventures and entities	547	2,042
Gain on sale of unconsolidated entity	2,450	--
Net income	$56	$988

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of June 30, 2008 and December 31, 2007:

	US Dollar
	June 30, 2008	December 31, 2007
Australian Dollar	$0.9562	$0.8776
New Zealand Dollar	$0.7609	$0.7678

Note 5 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing the net income (loss) to common stockholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued.  Stock options give rise to potentially dilutive common shares.  In accordance with SFAS No. 128, Earnings Per Share, these shares are included in the dilutive loss per share calculation under the treasury stock method.  The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income (loss) from continuing operations	$284	$(278)	$56	$(924)
Gain on sale of a discontinued operation	--	1,912	--	1,912
Net income	$284	$1,634	$56	$988

Earnings (loss) per common share – basic and diluted:
Earnings (loss) from continuing operations	$0.01	$(0.01)	$0.00	$(0.04)
Gain on sale of a discontinued operation	0.00	0.08	0.00	0.08
Basic and diluted earnings per share	$0.01	$0.07	$0.00	$0.04
Weighted average common stock – basic	22,476,355	22,487,943	22,476,355	22,485,480
Weighted average common stock – dilutive	22,763,826	22,487,943	22,763,826	22,485,480

For the three and six months ended June 30, 2007, we recorded losses from continuing operations.  As such, the incremental shares of 262,428 in 2007 from stock options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

Note 6 - Property Under Development and Property and Equipment

As of June 30, 2008 and December 31, 2007, we owned property under development summarized as follows (dollars in thousands):

Property Under Development	June 30, 2008	December 31, 2007
Land	$39,778	$36,994
Construction-in-progress (including capitalized interest)	37,947	29,793
Property Under Development	$77,725	$66,787

We recorded capitalized interest related to our properties under development for the three months ended June 30, 2008 and 2007 of $1.7 million and $900,000, respectively, and $3.1 million and $2.0 million for six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008 and December 31, 2007, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	June 30, 2008	December 31, 2007
Land	$60,261	$58,757
Building	118,476	112,818
Leasehold interest	46,324	12,430
Construction-in-progress	741	1,318
Fixtures and equipment	81,895	64,648
	307,697	249,971
Less: accumulated depreciation	(84,262)	(71,797)
Property and equipment, net	$223,435	$178,174

Depreciation expense for property and equipment was $4.7 million and $2.8 million for the three months ended June 30, 2008 and 2007, respectively, and $8.2 million and $5.5 million for the six months ended June 30, 2008 and 2007, respectively.

In April 2008, we opened a new, leased 9-screen cinema in Rouse Hill, Australia.  We fitted out the cinema with leasehold assets costing $1.4 million (AUS$1.4 million) and fixture and equipment costs of $3.9 million (AUS$4.1 million).

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Except as noted below regarding our investment in Malulani Investments, Limited, investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, and, as of June 30, 2008 and December 31, 2007, include the following (dollars in thousands):

	Interest	June 30, 2008	December 31, 2007
Malulani Investments Limited	18.4%	$1,800	$1,800
Rialto Distribution	33.3%	1,293	1,029
Rialto Cinemas	50.0%	5,653	5,717
205-209 East 57th Street Associates, LLC	25.0%	1,059	1,059
Mt. Gravatt Cinema	33.3%	5,418	5,159
Berkeley Cinemas – Botany	50.0%	-	716
Other investments		146	--
Total investment		$15,369	$15,480

For the three months and six months ended June 30, 2008 and 2007, we recorded our share of equity earnings (loss) from our investments in unconsolidated joint ventures and entities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Malulani Investments, Ltd.	$--	$--	$--	$--
Rialto Distribution	115	63	172	88
Rialto Cinemas	(47)	3	(14)	(20)
205-209 East 57th Street Associates, LLC	--	39	--	1,349
Mt. Gravatt Cinema	192	211	457	427
Berkeley Cinema – Botany	1	70	88	198
Other investments	(72)	--	(156)	--
Total equity earnings	$189	$386	$547	$2,042

Malulani Investments, Limited

We continue to treat this investment on a cost basis by recognizing earnings as they are distributed to us.  We are currently in litigation with certain controlling shareholders and directors of Malulani Investments Limited.  We have contractually agreed to share these litigation costs with another minority shareholder.  The outstanding balance for their obligation is included in our other assets as a receivable.

Berkeley Cinemas

On June 6, 2008, we sold the Botany Downs Cinema to our joint venture partner for $3.3 million (NZ$4.3 million).  We continue to have certain outstanding claims related to interest and working capital, which may or may not increase the total sales price of the cinema.

Other Investments

From time to time, we will make investments in various activities that require equity method accounting including but not limited to investments in productions in our live theatres.  These investments are immaterial to our financials from the perspective of our investment and their potential earnings.

Note 8 – Goodwill and Intangible Assets

Subsequent to January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill.  Instead, we perform an annual impairment review of our goodwill and other intangible assets in the fourth quarter unless changes in circumstances indicate that an asset may be impaired.  As of June 30, 2008 and December 31, 2007, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2007	$13,827	$5,273	$19,100
Goodwill acquired during 2008	6,307	--	6,307
Foreign currency translation adjustment	297	(7)	290
Balance at June 30, 2008	$20,431	$5,266	$25,697

We have intangible assets other than goodwill that are subject to amortization and are being amortized over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 20 years, our trade name using a declining balance over 50 years, and our option fee and other intangible assets over 10 years.  For the three months ended June 30, 2008 and 2007, amortization expense totaled $804,000 and $248,000, respectively; and for the six months ended June 30, 2008 and 2007, amortization expense totaled $1.2 million and $475,000, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of June 30, 2008	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$22,316	$7,220	$2,773	$638	$32,947
Less: Accumulated amortization	5,174	281	2,568	58	8,081
Total, net	$17,142	$6,939	$205	$580	$24,866

As of December 31, 2007	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$12,295	$--	$2,773	$238	$15,306
Less: Accumulated amortization	4,311	--	2,521	26	6,858
Total, net	$7,984	$--	$252	$212	$8,448

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	June 30, 2008	December 31, 2007
Prepaid and other current assets
Prepaid expenses	$673	$569
Prepaid taxes	521	602
Deposits	302	2,097
Other	734	532
Total prepaid and other current assets	$2,230	$3,800

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,254	$1,270
Deferred financing costs, net	5,352	2,805
Interest rate swaps	1,342	526
Other receivables	1,694	1,648
Pre-acquisition costs	162	948
Other	690	787
Total non-current assets	$10,494	$7,984

Note 10 – Income Tax

The income tax provision for the three months and six months ended June 30, 2008 and 2007 was composed of the following amounts (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Foreign income tax provision	$46	$73	$115	$160
Foreign withholding tax	191	172	379	312
Federal tax provision	127	128	254	255
Other income tax	43	70	76	215
Net tax provision	$407	$443	$824	$942

We adopted FASB Interpretation No. 48 (“FIN 48”) on January 1, 2007.  As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007.  As of that date, we also reclassified approximately $4.0 million in reserves from current taxes liabilities to noncurrent tax liabilities.  During the six months ended June 30, 2008 the Company’s FIN 48 liability increased by $254,000 reflecting the accrual of interest for IRS matters under litigation.

Note 11 – Notes Payable

Notes payable are summarized as follows (dollars in thousands):

	Interest Rates as of			Balance as of
Name of Note Payable or Security	June 30, 2008	December 31, 2007	Maturity Date	June 30, 2008	December 31, 2007
Australian Corporate Credit Facility	8.48%	7.75%	June 30, 2011	$96,098	$85,772
Australian Shopping Center Loans	--	--	2007-2013	1,066	1,066
New Zealand Corporate Credit Facility	9.80%	10.10%	November 23, 2010	2,465	2,488
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	51,547	51,547
US Euro-Hypo Loan	6.73%	6.73%	June 30, 2012	15,000	15,000
US GE Capital Term Loan	6.90%	--	February 21, 2013	44,750	--
US Liberty Theatres Term Loan	6.20%	--	April 1, 2013	7,050	--
US Nationwide Loan	6.50% – 7.50%	--	February 21, 2013	15,279	--
US Sutton Hill Capital Note 1 – Related Party	9.91%	9.91%	December 31, 2010	5,000	5,000
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	6.26%	January 1, 2010	7,222	7,322
Total				$254,477	$177,195

Australian Corporate Credit Facility

During June 2008, we extended the term of our $105.2 million (AUS$110.0 million) Australian facility to June 30, 2011.  This facility will continue to roll to a 3-year term, following an annual bank review.  Besides the extended term, the only other changes to the original agreement was that the loan requires interest only payments and our interest margin increased from 1.00% to 1.25%.  The drawn balance of this loan was $96.1 million (AUS$100.5 million) at June 30, 2008.

GE Capital Term Loan

In connection with the acquisition described in Note 17 - Acquisitions, on February 21, 2008, Consolidated Amusement Theatres, Inc., (now renamed Consolidated Entertainment, Inc.) as borrower (“Borrower”), and Consolidated Amusement Holdings, Inc. (“Holdings”) entered into a Credit Agreement with General Electric Capital Corporation (“GE”) as lender and administrative agent, and GE Capital Markets, Inc. as lead arranger, which provides Borrower with a senior secured credit facility of up to $55.0 million in the aggregate, including a revolving credit facility of up to $5.0 million and a $1.0 million sub-limit for letters of credit  (the “Credit Facility”).  The initial borrowings under the Credit Facility were used to finance, in part, our acquisition of the theaters and other assets described in Note 17 - Acquisitions.  We may borrow additional amounts under the Credit Facility for other acquisitions as permitted under the Credit Facility (and to pay any related transaction expenses), and for ordinary working capital and general corporate needs of Borrower, subject to the terms of the Credit Facility.  We incurred deferred financing costs of $2.6 million related to our borrowings under this Credit Facility.  The Credit Facility expires on February 21, 2013 and is secured by substantially all the assets of Borrower and Holdings.

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

Borrowings under the Credit Facility may be prepaid at any time without penalty, subject to certain minimums and payment of any LIBOR funding breakage costs.  Borrower will be required to pay an unused commitment fee equal to 0.50% per annum on the actual daily-unused portion of the revolving loan facility, payable quarterly in arrears.  Outstanding letters of credit under the Credit Facility are subject to a fee of the applicable LIBOR rate in effect per annum on the face amount of such letters of credit, payable quarterly in arrears.  Borrower will be required to pay standard fees with respect to the issuance, negotiation, and amendment of letters of credit issued under the letter of credit facility.  In accordance with the prepayment provisions of the credit agreement, in June 2008, we paid down on the facility by $5.0 million.  This includes a prepayment of the annual cash flow draw of $2.0 million and a pay down of the overall facility by an additional $3.0 million.

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

Nationwide Loan

On February 22, 2008, we completed the acquisition of fifteen motion picture exhibition theaters and theater-related assets from Pacific Theatres Exhibition Corp. and its affiliates, Consolidated Amusement Theatres, Inc. and Kenmore Rohnert, LLC (collectively, the “Sellers”) for $70.2 million.  As part of the purchase, the Sellers, through an affiliate, provided $21.0 million of acquisition financing evidenced by a five-year promissory note of Reading Consolidated Holdings, Inc., our wholly owned subsidiary (“RCHI”), maturing on February 21, 2013.  The promissory note (referred to in the report as the “Nationwide Note”) bears interest (i) as to $8.0 million of principal at the annual rates of 7.50% for the first three years of the term of the note and 8.50% thereafter and (ii) as to $13.0 million of principal at the annual rates of 6.50% through July 31, 2009 and 8.50% thereafter.  Accrued interest on the promissory note will be due and payable on February 21, 2011 and thereafter on the last day of each calendar quarter, commencing on June 30, 2011.  The entire principal amount of the promissory note will be due and payable upon maturity, subject to our right to prepay the promissory note at any time without penalty and to the requirement that we make mandatory prepayments equal to a portion of free cash flow generated by the acquired theaters.

The $21.0 million loan under the Nationwide Note is recourse only to RCHI and its assets, which include the acquired assets and our Manville Theater, Dallas Angelika Theater and all of the cinema assets that we acquired in the transaction, other than two cinemas located in Southern California.

In connection with the completion of the acquisition, the Sellers also agreed to provide us up to three additional loans: one of $3.0 million to be drawn at our specific request, one of $1.5 million to be drawn on or before July 31, 2008, and a third of $1.5 million to be drawn on or before July 31, 2009.  If extended, such loans will bear interest at the annual rate of 8.50%, compounded annually, and will be due and payable, in full, on

February 21, 2011, subject to our right to prepay the loans without premium or penalty.  The $6.0 million of additional loans, if extended by the Sellers at our request, will be general obligations of Reading.  See Note 20 – Subsequent Events for such borrowings made subsequent to June 30, 2008.

The aggregate purchase price of the acquired assets is subject to reduction based upon a final determination of theater-level cash flows of the acquired theaters for the twelve months ended December 27, 2007, possible capital improvements by us to the acquired theaters, and post-closing matters relating to the possible opening of competing theater projects in the vicinity of certain acquired theaters.  These acquisition price reductions can range from $0 to as much as the full amount of the Nationwide Note, if all contingencies were met.

The outstanding balance of the promissory note will be subject to reduction, retroactive to the closing date of acquisition, as the means of effecting any reduction in the purchase price of the acquired assets as referred to above.  Pursuant to these reduction provisions, during the second quarter of 2008, the $8.0 million portion of the promissory note was reduced by $6.3 million to $1.7 million (see Note 17 – Acquisitions).

Additional adjustments may be made, depending upon competitive developments with respect to certain of the acquired cinemas.

Liberty Theatres Term Loan

On March 17, 2008, we entered into a $7.1 million loan agreement with a financial institution, secured by our Royal George Theatre in Chicago, Illinois and our Minetta and Orpheum Theatres in New York.  The loan has a 5-year term loan that accrues a 6.20% interest rate payable monthly in arrears.  We incurred deferred financing costs of $527,000 related to our borrowings of this loan.  The loan agreement requires only monthly principal and interest payments along with self-reported annual financial statements.

Indooroopilly Construction Line of Credit

We have negotiated with an Australia bank a construction line of credit on our Indooroopilly property of $8.4 million (AUS$8.7 million) which, upon completion of the development project, converts to a term loan of up to $10.0 million (AUS$10.5 million).  As of June 30, 2008, we have not drawn on this credit facility.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	June 30, 2008	December 31, 2007
Current liabilities
Security deposit payable	$198	$168
Other	2	1
Other current liabilities	$200	$169
Other liabilities
Foreign withholding taxes	$5,614	$5,480
Straight-line rent liability	4,855	3,783
Environmental reserve	1,656	1,656
Accrued pension	2,852	2,626
Other	1,402	1,391
Other liabilities	$16,379	$14,936

Included in our other liabilities are accrued pension costs of $2.9 million.  Associated with our pension plans, for the three and six months ended June 30, 2008, we recognized $63,000 and $226,000, respectively, of interest cost and $71,000 and $143,000, respectively, of amortized prior service cost.  For the three and six months ended June 30, 2007, we recognized $39,000 and $52,000, respectively, of interest cost and $76,000 and $101,000, respectively, of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $2.6 million and $4.2 million as of June 30, 2008 and December 31, 2007, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $872,000 and $2.0 million as of June 30, 2008 and December 31, 2007, respectively.  This debt is without recourse to Reading as of June 30, 2008 and December 31, 2007.

Litigation

Whitehorse Center Litigation

On May 10, 2005, a mixed judgment was entered by the trial court in Reading Entertainment Australia Pty Ltd vs. Burstone Victoria Pty Ltd.  Appeal rights have been exhausted and the net result of that judgment has been the payment to us by the defendants during the first quarter of $830,000 (AUS$901,000) and $314,000 (AUS$333,000) during the second quarter which are each included in other income.

Botany Downs Cinema Litigation

This litigation was resolved by our sale, on June 6, 2008, of the Botany Downs Cinema to our joint venture partner for $3.3 million (NZ$4.3 million) (see Note 7 - Investments in Unconsolidated Joint Ventures and Entities).

Condrens Litigation

On May 13, 2008, the High Court of Wellington rendered a decision against the liquidators of Condrens Parking Limited and in favor of Aeneas Edward O’Sullivan, Mark Gerard McKinley, and Clifford Joseph Condren in the matter titled Palmer and Petterson v. O’Sullivan et al. Because of this determination, the defendants are claiming costs of approximately $290,000 (NZ$381,000).  We have appealed this decision, and are contesting the defendants’ cost claims.

Note 14 – Minority Interest

Minority interest is composed of the following enterprises:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) owned by a subsidiary of National Auto Credit, Inc.;

•	25% minority interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	33% minority interest in the Elsternwick Joint Venture owned by Champion Pictures Pty Ltd.;

•	Up to 27.5% minority interest in certain property holding trusts established by Landplan Property Partners to hold, manage and develop properties identified by Doug Osborne;

•	25% minority interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, LLC; and

•	20% minority interest in Big 4 Farming LLC by Cecelia Packing Corporation.

The components of minority interest are as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
AFC	$1,758	$2,256
Australian Country Cinemas	146	232
Elsternwick Unincorporated Joint Venture	178	145
Landplan Property Partners Property Trusts	331	237
Sutton Hill Properties	(70)	(36)
Other (Big 4 Farming)	1	1
Minority interest in consolidated affiliates	$2,344	$2,835

	Expense for the		Expense for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
AFC LLC	$(118)	$61	$102	$329
Australian Country Cinemas	21	26	58	52
Elsternwick Unincorporated Joint Venture	15	(19)	19	18
Landplan Property Partners Property Trusts	30	86	91	96
Sutton Hill Properties	(130)	--	(110)	--
Other (Big 4 Farming)	--	--	1	--
Minority interest	$(182)	$154	$161	$495

Note 15 – Common Stock

Employee Stock Grants

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2008.  This stock grant has a vesting period of two years and a stock grant price of $9.70.  On February 11, 2008, $50,000 of restricted Class A Non-Voting Common Stock vested related to Mr. Hunter’s 2007 grant.  These 5,794 vested shares have yet to be issued to him.

Note 16 - Comprehensive Income

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income.  The following table sets forth our comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$284	$1,634	$56	$988
Foreign currency translation gain	1,258	8,582	6,768	12,417
Accrued pension	71	76	143	(2,600)
Unrealized gain on AFS securities	3	385	4	738
Comprehensive income	$1,616	$10,677	$6,971	$11,543

Note 17 – Acquisitions

Consolidated Entertainment Cinemas Acquisitions

In keeping with our business plan of being opportunistic in adding to our existing cinema portfolio, on February 22, 2008, we acquired 14 cinemas with 173 screens in Hawaii and California and entered into an agreement to manage one cinema with 8 screens (the “Consolidated Entertainment” acquisition) from Pacific Theatres Exhibition Corp. and its affiliates, Consolidated Amusement Theatres, Inc. and Kenmore Rohnert, LLC (collectively, the “Sellers”) for $70.2 million.  The purchase price was subsequently adjusted to $63.9 million as described below under post closing adjustments, which were applied to reduce the principal amount owed under financing provided by an affiliate of the Sellers (the “Nationwide Note”).  The financing of the transaction included $48.4 million of new debt from GE Capital, net of deferred financing costs of $1.6 million, a loan of $21.0 million as evidenced by the Nationwide Note, and $800,000 of cash from Reading (see Note 11 – Notes Payable for a more complete explanation of the new debt).

The theaters and assets are located in California and Hawaii.  We acquired the theaters and other assets through certain special purpose entities formed by us for this purpose.  The acquired assets consist primarily of the buildings and leasehold interests in fourteen of the theaters; a management agreement with the Sellers under which we will manage one other theater; and furniture, fixtures, equipment and miscellaneous inventory at the theaters.  The theaters contain a total of 181 screens, which compares to 286 total screens owned or operated by us immediately prior to the acquisition. The leasehold interests have current terms ranging from approximately 2 to 12 years, subject in some cases to renewal options in our favor.  The management agreement relating to the managed theater is for a term of approximately 4 years and entitles us to a management fee equal to the cash flow of the theater.  These cinemas produced approximately an unaudited $78.0 million of gross revenues for the year ended December 31, 2007.

The initial aggregate purchase price of the acquired assets was approximately $70.2 million, which has now been adjusted down to $63.9 million, and which is subject to further additional post-closing adjustments based upon post-closing matters relating to the possible opening of competing theater projects in the vicinity of certain acquired theaters.  These additional acquisition price reductions can range from $0 to as much as the full amount of the Nationwide Note as adjusted to date, if all contingencies were met.  Pursuant to the reduction in principal requirements of the seller’s note, during the second quarter of 2008, the purchase price was reduced by $6.3 million resulting in a decrease to the $8.0 million portion of the promissory note to $1.7 million and the above mentioned reduction of the purchase price from approximately $70.2 million to $63.9 million.  The reduction in purchase price results in a permanent reduction in the original $21.0 million debt obligation to $14.7 million at June 30, 2008.

We have made preliminary estimates of the value of the assets acquired from this acquisition.  These fair value estimates of the cinema assets acquired have been allocated to the acquired tangible assets, identified intangible assets and liabilities, consisting of the value of above and below-market leases, if any, based in each case on their respective fair values.  Goodwill was recorded to the extent the purchase price including certain acquisition and close costs exceeded the preliminary fair value estimates of the net acquired assets.  Once we have completed our estimates of fair value, which includes the pending completion of an appraisal of the assets acquired and liabilities assumed in the acquisition, we will have completed the purchase accounting for the assets and liabilities in accordance with SFAS No. 141, Business Combinations.  Our preliminary purchase price allocation is as follows:

Inventory	$271
Prepaid assets	543
Property & Equipment:
Leasehold improvements	32,303
Machinery and equipment	4,329
Furniture and fixtures	2,701
Intangibles:
Trade name	7,220
Non-compete agreement	400
Below market leases	9,999
Goodwill	6,306
Trade payables	(123)
Total Purchase Price	$63,949

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$53,752	$49,901	$97,823	$96,359
Operating income (loss)	(761)	1,742	(1,132)	878
Net income (loss) from continuing operations	282	(1,422)	(2,790)	(5,609)
Basic and diluted loss per share from continuing operations	0.01	(0.06)	(0.12)	(0.25)
Weighted average number of shares outstanding – basic	22,476,355	22,487,943	22,476,355	22,485,480
Weighted average number of shares outstanding – dilutive	22,763,826	22,487,943	22,476,355	22,485,480

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

Note 18 – Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at June 30, 2008:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$26,296,000	6.4400%	7.9133%	December 31, 2008
Interest rate swap	$15,610,000	6.6800%	7.9133%	December 31, 2008
Interest rate swap	$11,642,000	5.8800%	7.9133%	December 31, 2008
Interest rate swap	$3,347,000	6.3600%	7.9133%	December 31, 2008
Interest rate swap	$3,347,000	6.9600%	7.9133%	December 31, 2008
Interest rate swap	$2,677,000	7.0000%	7.9133%	December 31, 2008
Interest rate swap	$1,329,000	7.1900%	7.9133%	December 31, 2008
Interest rate swap	$2,687,000	7.5900%	7.9133%	December 31, 2008
Interest rate swap	$49,000,000	6.8540%	6.6975%	April 1, 2009
Interest rate swap	$1,434,000	8.2500%	n/a	December 31, 2008

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in a $754,000 and $815,000 decrease to interest expense during the three and six months ended June 30, 2008, respectively, and a $74,000 and $111,000 increase to interest expense during the three and six months ended June 30, 2007, respectively.  At June 30, 2008 and December 31, 2007, we have recorded the fair market value of our interest rate swaps of $1.3 million and $526,000, respectively, as an other noncurrent asset.  The last swap listed above with a notional amount of $1.4 million does not have a “Receive Variable Rate” because the instrument will not be effective until July 1, 2008.  In accordance with SFAS 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

As part of our newly adopted GE Capital loan, we are required to swap 50% our variable rate loan for fixed rate loans for a minimum period of two years.  During April 2008, we entered into a $49.0 million swap contract to comply with this requirement.  This swap balance is scheduled to decline to $42.0 million on April 1, 2009 and to $33.0 million on April 1, 2010.

Note 19 – Fair Value of Financial Instruments

		Book Value	Fair Value
Financial Instrument	Level	June 30, 2008	June 30, 2008
Investment in marketable securities	1	$4,939	$4,939
Interest rate swaps asset	2	$1,342	$1,342

SFAS 157 (see Note 1 – Basis of Presentation) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  As presented in the table above, the statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Level 1 Fair Value Measurements – are based on market quotes of our marketable securities.

Level 2 Fair Value Measurements – Interest Rate Swaps – The fair value of interest rate swaps are estimated using internal discounted cash flow calculations based upon forward interest rate curves and quotes obtained from counterparties to the agreements.

Level 3 Fair Value Measurements – we do not have any assets or liabilities that fall into this category.

Note 20– Subsequent Events

Nationwide Loan Draw

As indicated in Note 11 – Notes Payable, the Sellers of the Pacific Theaters assets, agreed to provide us up to three additional loans.  We drew down on the first and second of these loans on July 21, 2008 of $3.0 million and $1.5 million, respectively.

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

We believe cinema exhibition to be a business that will likely continue to generate fairly consistent cash flows in the years ahead.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option.  In keeping with our business plan of being opportunistic in adding to our existing cinema portfolio, on February 22, 2008, we acquired 14 cinemas with 173 screens in Hawaii and California and entered into an agreement to manage one cinema with 8 screens (the “Consolidated Entertainment” acquisition) and we continue to consider the acquisition of cinema assets currently being offered for sale in Australia, New Zealand, and the United States.  Also, in April 2008, we opened a leased cinema in Rouse Hill, Australia with 9 screens.  Nevertheless, we believe it is likely that, over the long term, we will be reinvesting the majority our free cash flow into our general real estate development activities.  We anticipate that our cinema operations will continue as our main source of cash flow and will support our real estate oriented activities.

In short, while we do have operating company attributes, we see ourselves principally as a hard asset company and intend to add to shareholder value by building the value of our portfolio of tangible assets.

In addition, we may from time to time identify opportunities to expand our existing businesses and asset base, or to otherwise profit, through the acquisition of interests in other publicly traded companies, both in the United States and in the overseas jurisdictions in which we do business.  At June 30, 2008, our investments in the securities of other public companies aggregated $4.9 million, based on the closing price of such securities on that date.  We may also, in addition to our investment in various private cinema joint ventures, take positions in private companies.

We manage our worldwide cinema business under various different brands:

•	in the US, under the Reading, Angelika Film Center, Consolidated Theatres and City Cinemas brands;

•	in Australia, under the Reading brand; and

•	in New Zealand, under the Reading and Rialto brands.

At June 30, 2008, we owned and operated 50 cinemas with 413 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 7 cinemas with 46 screens and managed 3 cinemas with 17 screens.

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

We continue to acquire, to dispose of, or to reposition assets in accordance with our business plan.  For a description of our acquisitions so far in 2008, see Note 17 – Acquisitions to our June 30, 2008 Consolidated Financial Statements.

Results of Operations

As previously stated, with the purchase of the Consolidated Entertainment cinemas in February 2008 and the addition of our newly opened Rouse Hill cinema in Australia, at June 30, 2008, we owned and operated 50 cinemas with 413 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 7 cinemas with 46 screens and managed 3 cinemas with 17 screens.  Regarding real estate, we owned and operated during the period four ETRC’s that we have developed in Australia and New Zealand; owned the fee interests in four developed commercial properties in Manhattan and Chicago, all of which are improved with live theatres, which together comprise seven stages and, in two cases, ancillary retail and commercial space; owned the fee interests underlying one of our Manhattan cinemas and hold for development an additional seven parcels (aggregating approximately 123 acres) located principally in urbanized areas of Australia and New Zealand.  Two of these parcels, Burwood and Moonee Ponds, comprise approximately 54 acres, and are in areas designated by the provincial government of Victoria, Australia as “major or principal activity centres,” and we are currently in the planning phases of their development.

Operating expense includes costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties.  Our year-to-year results of operation were principally impacted by the following:

•	the above mentioned acquisition on February 22, 2008 of 15 cinemas with 181 screens in Hawaii and California as part of the Consolidated Entertainment acquisition;

•	the acquisition in February 2007, of the long-term ground lease interest underlying our Tower Theater in Sacramento, California (the principal art cinema in Sacramento); and

•
the increase in the value of the Australian dollar vis-à-vis the US dollar from $0.8491, as of June 30, 2007, to $0.9562, as of June 30, 2008.  The New Zealand dollar to US dollar relationship was basically flat between these dates.

The tables below summarize the results of operations for each of our principal business segments for the three (“2008 Quarter”) and six (“2008 Six Months”) months ended June 30, 2008 and the three (“2007 Quarter”) and six (“2007 Six Months”) months ended June 30, 2007, respectively (dollars in thousands):

Three months ended June 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$49,488	$5,813	$(1,550)	$53,751
Operating expense	43,330	2,296	(1,550)	44,076
Depreciation & amortization	4,060	1,287	--	5,347
General & administrative expense	1,129	432	--	1,561
Segment operating income	$969	$1,798	$--	$2,767
Three months ended June 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$26,034	$5,564	$(1,459)	$30,139
Operating expense	21,390	1,864	(1,459)	21,795
Depreciation & amortization	1,798	1,108	--	2,906
General & administrative expense	761	271	--	1,032
Segment operating income	$2,085	$2,321	$--	$4,406

Reconciliation to consolidated net income:	2008 Quarter	2007 Quarter
Total segment operating income	$2,767	$4,406
Non-segment:
Depreciation and amortization expense	181	141
General and administrative expense	3,348	2,847
Operating income (loss)	(762)	1,418
Interest expense, net	(3,039)	(1,950)
Other income	1,671	465
Minority interest	182	(154)
Gain on sale of a discontinued operation	--	1,912
Income tax expense	(407)	(443)
Equity earnings of unconsolidated joint ventures and entities	189	386
Gain on sale of unconsolidated entity	2,450	--
Net income	$284	$1,634

Six months ended June 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$84,831	$11,763	$(3,116)	$93,478
Operating expense	72,301	4,410	(3,116)	73,595
Depreciation & amortization	6,669	2,382	--	9,051
General & administrative expense	1,898	598	--	2,496
Segment operating income	$3,963	$4,373	$--	$8,336

Six months ended June 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$50,540	$10,405	$(2,830)	$58,115
Operating expense	40,881	3,865	(2,830)	41,916
Depreciation & amortization	3,592	2,146	--	5,738
General & administrative expense	1,525	457	--	1,982
Segment operating income	$4,542	$3,937	$--	$8,479

Reconciliation to consolidated net income:	2008 Six Months	2007 Six Months
Total segment operating income	$8,336	$8,479
Non-segment:
Depreciation and amortization expense	360	278
General and administrative expense	7,101	5,573
Operating income	875	2,628
Interest expense, net	(5,876)	(3,701)
Other income (expense)	3,045	(456)
Minority interest	(161)	(495)
Gain on sale of a discontinued operation	--	1,912
Income tax expense	(824)	(942)
Equity earnings of unconsolidated joint ventures and entities	547	2,042
Gain on sale of unconsolidated entity	2,450	--
Net income	$56	$988

Cinema

Included in the cinema segment above is revenue and expense from the operations of 51 cinema complexes with 421 screens during the 2008 Quarter and 35 cinema complexes with 231 screens during the 2007 Quarter.  The following tables detail our cinema segment operating results for the three months ended June 30, 2008 and 2007, respectively (dollars in thousands):

Three Months Ended June 30, 2008	United States	Australia	New Zealand	Total
Admissions revenue	$18,862	$12,145	$3,627	$34,634
Concessions revenue	7,732	4,225	1,089	13,046
Advertising and other revenues	868	715	225	1,808
Total revenues	27,462	17,085	4,941	49,488

Cinema costs	22,882	13,609	3,976	40,467
Concession costs	1,598	975	290	2,863
Total operating expense	24,480	14,584	4,266	43,330

Depreciation and amortization	2,762	833	465	4,060
General & administrative expense	758	362	9	1,129
Segment operating income (loss)	$(538)	$1,306	$201	$969

Three Months Ended June 30, 2007	United States	Australia	New Zealand	Total
Admissions revenue	$3,911	$10,915	$4,113	$18,939
Concessions revenue	1,151	3,615	1,134	5,900
Advertising and other revenues	377	615	203	1,195
Total revenues	5,439	15,145	5,450	26,034

Cinema costs	4,178	11,567	4,278	20,023
Concession costs	242	835	290	1,367
Total operating expense	4,420	12,402	4,568	21,390

Depreciation and amortization	491	873	434	1,798
General & administrative expense	532	227	2	761
Segment operating income (loss)	$(4)	$1,643	$446	$2,085

•
Cinema revenue increased for the 2008 Quarter by $23.5 million or 90.1% compared to the same period in 2007.  The 2008 Quarter increase was primarily a result of $21.3 million of revenue from our newly acquired Consolidated Entertainment cinemas and improved results from our Australia operations including $1.2 million from admissions and $710,000 from concessions and other revenues, offset by lower cinema revenues from our New Zealand operations of $509,000.

•
Operating expense increased for the 2008 Quarter by $21.9 million or 102.1% compared to the same period in 2007.  This increase followed the aforementioned increase in revenues.  Overall, our operating expenses as a ratio to gross revenue increased from 82.2% to 87.6% for the 2007 and 2008 Quarters, respectively.  This increase in cinema costs was driven by the US and primarily related to higher film rent expense associated with our newly acquired Consolidated Entertainment cinemas whose film product is primarily wide release films resulting in higher film rent cost compared to our predominately pre-acquisition art cinemas, which generally have lower film rent costs.

•
Depreciation and amortization expense increased for the 2008 Quarter by $2.3 million or 125.8% compared to the same period in 2007 primarily related to our newly acquired Consolidated Entertainment cinemas’ assets.

•
General and administrative costs increased for the 2008 Quarter by $368,000 or 48.4% compared to the same period in 2007 primarily related to the purchase and operations of our newly acquired Consolidated Entertainment cinemas and legal matters associated with our cinema assets.

•
The Australia and New Zealand quarterly average exchange rates have increased by 13.5% and 4.7%, respectively, since 2007, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	Because of the above, cinema segment income decreased for the 2008 Quarter by $1.1 million compared to the same period in 2007.

The following tables detail our cinema segment operating results for the six months ended June 30, 2008 and 2007, respectively (dollars in thousands):

Six Months Ended June 30, 2008	United States	Australia	New Zealand	Total
Admissions revenue	$28,244	$24,501	$7,605	$60,350
Concessions revenue	10,933	8,182	2,232	21,347
Advertising and other revenues	1,446	1,249	439	3,134
Total revenues	40,623	33,932	10,276	84,831

Cinema costs	33,295	26,214	8,149	67,658
Concession costs	2,242	1,829	572	4,643
Total operating expense	35,537	28,043	8,721	72,301

Depreciation and amortization	4,205	1,535	929	6,669
General & administrative expense	1,296	588	14	1,898
Segment operating income (loss)	$(415)	$3,766	$612	$3,963

Six Months Ended June 30, 2007	United States	Australia	New Zealand	Total
Admissions revenue	$9,102	$20,545	$7,397	$37,044
Concessions revenue	2,524	6,480	2,125	11,129
Advertising and other revenues	833	1,100	434	2,367
Total revenues	12,459	28,125	9,956	50,540

Cinema costs	8,904	21,737	7,729	38,370
Concession costs	500	1,464	547	2,511
Total operating expense	9,404	23,201	8,276	40,881

Depreciation and amortization	978	1,774	840	3,592
General & administrative expense	1,071	450	4	1,525
Segment operating income	$1,006	$2,700	$836	$4,542

•
Cinema revenue increased for the 2008 Six Months by $34.3 million or 67.8% compared to the same period in 2007.  The 2008 Six Months increase was primarily a result of $27.8 million of revenue from our newly acquired Consolidated Entertainment cinemas and improved results from our Australia and New Zealand operations including $4.1 million from admissions and $2.0 million from concessions and other revenues.

•
Operating expense increased for the 2008 Six Months by $31.4 million or 76.3% compared to the same period in 2007.  This increase followed the aforementioned increase in revenues.  Overall, our operating expenses as a ratio to gross revenue increased from 80.9% to 85.2% for the 2007 and 2008 Six Months, respectively.  The increase was primarily driven by the same factor that drove the 2008 Quarter, above.

•
Depreciation and amortization expense increased for the 2008 Six Months by $3.1 million or 85.7% compared to the same period in 2007 primarily related to our newly acquired Consolidated Entertainment cinemas’ assets being added during the 2008 Six Months.

•
General and administrative costs increased for the 2008 Six Months by $373,000 or 24.5% compared to the same period in 2007 primarily related to our newly acquired Consolidated Entertainment cinemas.    The increase was primarily driven by the same factor that drove the 2008 Quarter, above.

•
The Australia and New Zealand quarterly average exchange rates have increased by 14.3% and 9.0%, respectively, since 2007, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	Because of the above, cinema segment income decreased for the 2008 Six Months by $579,000 compared to the same period in 2007.

Real Estate

For the three months ended June 30, 2008, our third party, rental generating real estate holdings consisted of:

•	ETRC’s at Belmont in Perth; at Auburn in Sydney; and at Courtenay Central in Wellington, New Zealand; and our Newmarket shopping center in Brisbane, Australia;

•
three single auditorium live theatres in Manhattan (Minetta Lane, Orpheum, and Union Square) and a four auditorium live theatre complex in Chicago (The Royal George) and, in the case of the Union Square and the Royal George their accompanying ancillary retail and commercial tenants;

•	the ancillary retail and commercial tenants at some of our non-ETRC cinema locations; and

•	certain raw land, used in our historic activities, which generates minimal rent.

The following tables detail our real estate segment operating results for the three months ended June 30, 2008 and 2007, respectively (dollars in thousands):

Three Months Ended June 30, 2008	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$1,131	$--	$--	$1,131
Property rental income	411	2,517	1,754	4,682
Total revenues	1,542	2,517	1,754	5,813

Live theatre costs	540	--	--	540
Property rental cost	495	828	433	1,756
Total operating expense	1,035	828	433	2,296

Depreciation and amortization	91	651	545	1,287
General & administrative expense	2	392	38	432
Segment operating income	$414	$646	$738	$1,798

Three Months Ended June 30, 2007	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$997	$--	$--	$997
Property rental income	370	2,445	1,752	4,567
Total revenues	1,367	2,445	1,752	5,564

Live theatre costs	526	--	--	526
Property rental cost	211	717	410	1,338
Total operating expense	737	717	410	1,864

Depreciation and amortization	95	590	423	1,108
General & administrative expense	2	164	105	271
Segment operating income	$533	$974	$814	$2,321

•
Real estate revenue increased for the 2008 Quarter by $249,000 or 4.5% compared to the same period in 2007.  The increase was primarily related to rental revenues from our newly acquired Consolidated Entertainment cinemas that have ancillary real estate and an increase in revenues from our U.S. live theatres.

•
Operating expense for the real estate segment increased for the 2008 Quarter by $432,000 or 23.2% compared to the same period in 2007.  This increase in expense was primarily related to our newly acquired Consolidated Entertainment cinemas that have ancillary real estate coupled with increasing utility and other operating costs primarily in our US properties.

•	Depreciation expense for the real estate segment increased by $179,000 or 16.2% for the 2008 Six Months compared to the same period in 2007.

•
General and administrative costs increased for the 2008 Quarter by $161,000 or 59.4% compared to the same period in 2007 primarily related to an increase in administrative activities associated with our properties in Australia.

•
The Australia and New Zealand quarterly average exchange rates have increased by 13.5% and 4.7%, respectively, since 2007, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	As a result of the above, real estate segment income decreased for the 2008 Quarter by $523,000 compared to the same period in 2007.

The following tables detail our real estate segment operating results for the six months ended June 30, 2008 and 2007, respectively (dollars in thousands):

Six Months Ended June 30, 2008	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$2,054	$--	$--	$2,054
Property rental income	924	5,022	3,763	9,709
Total revenues	2,978	5,022	3,763	11,763

Live theatre costs	1,075	--	--	1,075
Property rental cost	723	1,694	918	3,335
Total operating expense	1,798	1,694	918	4,410

Depreciation and amortization	181	1,271	930	2,382
General & administrative expense	14	523	61	598
Segment operating income	$985	$1,534	$1,854	$4,373

Six Months Ended June 30, 2007	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$1,729	$--	$--	$1,729
Property rental income	907	4,483	3,286	8,676
Total revenues	2,636	4,483	3,286	10,405

Live theatre costs	1,010	--	--	1,010
Property rental cost	562	1,441	852	2,855
Total operating expense	1,572	1,441	852	3,865

Depreciation and amortization	191	1,147	808	2,146
General & administrative expense	14	309	134	457
Segment operating income	$859	$1,586	$1,492	$3,937

•
Real estate revenue increased for the 2008 Six Months by $1.4 million or 13.1% compared to the same period in 2007.  The increase was primarily related to real estate associated with our newly acquired Consolidated Entertainment cinemas, higher rental revenues from the majority of our Australia tenancies, and our newly acquired properties in New Zealand.  Also, revenue from our domestic live theatre operations was higher than the same period in 2007.

•
Operating expense for the real estate segment increased for the 2008 Six Months by $545,000 or 14.1% compared to the same period in 2007.  This increase in expense was primarily related to our newly acquired Consolidated Entertainment cinemas that have ancillary real estate coupled with increasing utility and other operating costs primarily in our US properties.

•	Depreciation expense for the real estate segment increased by $236,000 or 11.0% for the 2008 Six Months compared to the same period in 2007.

•
General and administrative costs increased for the 2008 Six Months by $141,000 or 30.9% compared to the same period in 2007 primarily related to an increase in administrative activities associated with our properties in Australia.

•
The Australia and New Zealand quarterly average exchange rates have increased by 14.3% and 9.0%, respectively, since 2007, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	As a result of the above, real estate segment income increased for the 2008 Six Months by $436,000 compared to the same period in 2007.

Corporate

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense increased by $501,000 in the 2008 Quarter compared to the 2007 Quarter and by $1.5 million in the 2008 Six Months compared to the 2007 Six Months.  These increases primarily related to additional pension costs in 2008 for our Chief Operating Officer; cost related to the Supplemental Executive Retirement Plan; and legal and professional fees associated principally with our real estate investment activities.

Net interest expense increased by $1.1 million and by $2.2 million for the 2008 Quarter and the 2008 Six Months, respectively, compared to last year primarily related to higher outstanding loan balances during the 2008 compared to the 2007 associated with our current year’s acquisitions.

Other income increased by approximately $1.2 million and by $3.5 million for the 2008 Quarter and the 2008 Six Months, respectively, compared to the same periods last year.  The quarterly increase related to a $314,000 receipt related to our Burstone litigation and $910,000 of insurance proceeds related to damage caused by Hurricane George in 1998 to one of our previously owned cinemas in Puerto Rico.  The six month increase related to the aforementioned insurance proceeds and litigation payment coupled with settlements on our Burstone litigation of $836,000 and credit card dispute of $385,000 in 2008 and a $950,000 mark-to-market expense in 2007 not repeated in 2008 related to our option liability for the option held by Sutton Hill Capital, LLC to acquire a 25% non-managing membership interest in our Cinemas 1, 2 & 3 property.

During the three and six months ended June 30, 2007, upon the fulfillment of our commitment, we recorded the release of a deferred gain on the sale of a discontinued operation of $1.9 million associated with a previously sold property.

Equity earnings of unconsolidated joint ventures and entities decreased by approximately $197,000 and $1.5 million for the 2008 Quarter and the 2008 Six Months, respectively compared to the same periods last year.  The decrease is primarily related to the changing sales activity in our investment related to the 205-209 East 57th Street Associates, LLC, that has now completed the development of a residential condominium complex in midtown Manhattan called Place 57.  During 2007 and 2006, all of the residential condominiums were sold and only the retail condominium is still available for sale.  During 2007, the partnership closed on the sale of one and seven condominiums during the three and six months ended June 30, 2007, respectively, resulting in gross sales of $2.3 million and $22.6 million, respectively, and equity earnings from unconsolidated joint ventures and entities to us of $39,000 and $1.3 million, respectively.

In addition to the aforementioned equity earnings, we recorded a gain on sale of unconsolidated entities of $2.5 million (NZ$3.2 million), from the sale of our interest in the cinema at Botany Downs, New Zealand.

Consolidated Net Income/Losses

During 2008, we recorded net income of $284,000 and $56,000 for the 2008 Quarter and 2008 Six Months, respectively.  During 2007, we recorded a net income of $1.6 million and $988,000 for the 2007 Quarter and 2007 Six Months, respectively.  As noted above, the increase in earnings is primarily related to improved operating results from both our cinema (driven primarily by our US acquisition) and our real estate segments offset by increases in interest expense, litigation expense and a decrease in equity earnings.

Acquisitions

Consolidated Entertainment Cinemas

On February 22, 2008, we completed the acquisition of fifteen motion picture exhibition theaters and theater-related assets from Pacific Theatres Exhibition Corp. and its affiliates, Consolidated Amusement Theatres, Inc. and Kenmore Rohnert, LLC (collectively, the “Sellers”) for $70.2 million.  The purchase price has been subsequently reduced to $63.9 million during the quarter ended June 30, 2008 due to the settlement of a contingency in the purchase and sales agreement.  The cinemas, which are located in the United States, contain 181 screens with annual revenue of approximately $78.0 million.  The acquisition was made through certain wholly owned subsidiaries of RDI and was financed principally by a combination of debt financing from GE Capital Corporation and financing provided by an affiliate of the Sellers.  For a more detailed description of this acquisition, see Note 17 – Acquisitions.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at June 30, 2008 (in thousands):

	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$525	$1,267	$10,410	$97,151	$16,060	$63,517
Notes payable to related parties	--	--	14,000	--	--	--
Subordinated notes	--	--	--	--	--	51,547
Pension liability	3	10	15	20	25	2,370
Lease obligations	12,349	24,949	24,559	24,115	22,674	96,808
Estimated interest on long-term debt	9,584	19,043	14,390	13,094	8,271	50,700
Total	$22,461	$45,269	$63,374	$134,380	$47,030	$264,942

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $2.6 million and $4.2 million as of June 30, 2008 and December 31, 2007, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $872,000 and $2.0 million as of June 30, 2008 and December 31, 2007, respectively.  This debt is without recourse to Reading as of June 30, 2008 and December 31, 2007.

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

Operating Activities

Cash provided by operations was $12.3 million in the 2008 Six Months compared to $7.2 million for the 2007 Six Months.  The increase in cash provided by operations of $5.1 million is due primarily to:

•	increased cinema operational cash flow primarily from our Australia and domestic acquisition operations;

•	increased real estate operational cash flow predominately from our Australia and New Zealand operations; and

•	one time cash receipts related to litigation and other claims of $2.4 million;

offset by

•	a decrease in distributions from predominately our Place 57 joint venture of $3.6 million.

Investing Activities

Cash used in investing activities for the 2008 Six Months increased by $30.5 million to $57.8 million from $27.4 million compared to the same period in 2007.  The $57.8 million cash used for the 2008 Six Months was primarily related to:

•	$49.2 million to purchase the assets of the Consolidated Cinemas circuit;

•	$2.5 million to purchase real estate assets associated with our Australia properties investments with Landplan Property Parties Pty Ltd; and

•	$12.1 million in property enhancements to our existing properties;

offset by

•	$2.0 million of deposit returned upon acquisition of the Consolidated Cinema circuit;

•	$910,000 of proceeds from insurance settlement; and

•	$3.3 million of cash received from the sale of our interest in the Botany Downs cinema in New Zealand.

The $27.4 million cash used for the 2007 Six Months was primarily related to:

•	$11.9 million to purchase marketable securities;

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

Financing Activities

Cash provided by financing activities for the 2008 Six Months increased by $19.5 million to $51.1 million from $31.6 million compared to the same period in 2007.  The $51.1 million in cash provided in the 2008 Six Months was primarily related to:

•	$48.0 million of net proceeds from our new GE Capital loan used to finance the purchase of Consolidated Cinemas;

•	$6.6 million of net proceeds from our new Liberty Theatres loan; and

•	$2.6 million of borrowing on our Australia credit facility;

offset by

•	$5.4 million of loan repayments including $5.3 million to paydown on our GE Capital loan; and

•	$761,000 in distributions to minority interests.

The $31.6 million in cash provided in the 2007 Six Months was primarily related to:

•	$49.9 million of net proceeds from our new Trust Preferred Securities;

•	$14.4 million of net proceeds from our new Euro-Hypo loan;

•	$3.1 million of proceeds from our margin account on marketable securities; and

•	$8.6 million of borrowing on our Australia and New Zealand credit facilities;

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in a $754,000 and $815,000 decrease to interest expense during the three and six months ended June 30, 2008, respectively, and a $74,000 and $111,000 increase to interest expense during the three and six months ended June 30, 2007, respectively.  At June 30, 2008 and December 31, 2007, we have recorded the fair market value of our interest rate swaps of $1.3 million and $526,000, respectively, as an other noncurrent asset.  The last swap listed above with a notional amount of $1.4 million does not have a “Receive Variable Rate” because the instrument will not be effective until July 1, 2008.  In accordance with SFAS 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

As part of our newly adopted GE Capital loan, we are required to swap 50% our variable rate loan for fixed rate loans for minimum period of two years.  During April 2008, we entered into a $49.0 million swap contract to comply with this requirement.

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

During the quarter, two litigation matters were resolved.  The Botany Downs Litigation, (Tobrooke Holdings Ltd. Everard Entertainment Ltd) was resolved by the sale of our 50% joint venture interest in the Botany Downs cinema to our joint venture partner.  The Whitehorse Litigation, Reading Entertainment Australia Pty, Ltd vs. Burstone Victoria Pty, Ltd, was resolved (after the exhaustion of all appeals) by the net payment by the defendants to us of $830,000 (AUS$901,000) in the first quarter of 2008 and $314,000 (AUS$333,000) in the second quarter of 2008.

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

At June 30, 2008, approximately 46% and 20% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $9.6 million in cash and cash equivalents.  At December 31, 2007, approximately 51% and 25% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $10.3 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense.  The resulting natural operating hedge has led to a somewhat negligible foreign currency effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was $1.3 million and $6.8 million for the three and six months ended June 30, 2008.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes described below, approximately 46% and 85% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $9.3 million and $7.3 million, respectively, and the change in our quarterly net income would be $206,000 and $153,000, respectively.  At the present time, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of June 30, 2008 and December 31, 2007, we have recorded a cumulative unrealized foreign currency translation gain of approximately $55.0 million and $48.2 million, respectively.

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

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in approximately $98,000 increase in our 2008 Quarter Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in approximately $101,000 decrease the 2008 Quarter of Australian and New Zealand interest expense.

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

Changes in Internal Control over Financial Reporting

Except as noted below, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 - Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Securities Holders

None.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits

10.76*	Employment Agreement dated June 5, 2008 between Reading International, Inc. and Jay Laifman, filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*This exhibit constitutes an executive compensation plan or arrangement of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date:	August 6, 2008	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	August 6, 2008	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer