Form 10-Q
period 2008-09-30
READING INTERNATIONAL INC
filed 2008-11-07
CIK 716634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 5, 2008, there were 20,987,115 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART I – Financial Information

Item 1 – Financial Statements

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$25,119	$20,783
Receivables	7,220	5,670
Inventory	695	654
Investment in marketable securities	4,085	4,533
Restricted cash	--	59
Assets held for sale	22,775	25,942
Prepaid and other current assets	2,334	3,799
Total current assets	62,228	61,440
Land held for sale	--	1,984
Property held for development	7,304	9,289
Property under development	69,387	66,787
Property & equipment, net	179,789	154,011
Investments in unconsolidated joint ventures and entities	13,603	15,480
Investment in Reading International Trust I	1,547	1,547
Goodwill	23,808	19,100
Intangible assets, net	23,999	8,448
Other assets	10,483	7,985
Total assets	$392,148	$346,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$11,634	$12,331
Film rent payable	4,326	3,275
Notes payable – current portion	1,533	395
Note payable to related party – current portion	--	5,000
Taxes payable	6,115	4,770
Deferred current revenue	3,130	3,214
Liabilities of assets held for sale	--	--
Other current liabilities	202	169
Total current liabilities	26,940	29,154
Notes payable – long-term portion	173,774	111,253
Notes payable to related party – long-term portion	14,000	9,000
Subordinated debt	51,547	51,547
Noncurrent tax liabilities	6,070	5,418
Deferred non-current revenue	609	566
Other liabilities	17,654	14,936
Total liabilities	290,594	221,874
Commitments and contingencies (Note 13)
Minority interest in consolidated affiliates	2,288	2,835
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,564,339 issued and 20,987,115 outstanding at September 30, 2008 and at December 31, 2007	216	216
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at September 30, 2008 and at December 31, 2007	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares	--	--
Additional paid-in capital	132,838	131,930
Accumulated deficit	(54,676)	(52,670)
Treasury shares	(4,306)	(4,306)
Accumulated other comprehensive income	25,179	46,177
Total stockholders’ equity	99,266	121,362
Total liabilities and stockholders’ equity	$392,148	$346,071

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Cinema	$52,909	$28,009	$135,693	$76,825
Real estate	3,619	3,068	11,779	10,124
	56,528	31,077	147,472	86,949
Operating expense
Cinema	41,765	20,041	109,597	56,878
Real estate	2,253	2,044	6,139	5,462
Depreciation and amortization	4,877	2,647	13,829	7,970
General and administrative	4,397	3,871	13,993	11,424
	53,292	28,603	143,558	81,734

Operating income	3,236	2,474	3,914	5,215

Interest income	221	329	829	558
Interest expense	(4,183)	(2,606)	(10,661)	(6,536)
Loss on sale of assets	--	--	--	(185)
Other income	(1,009)	707	2,033	435
Income (loss) before minority interest expense, discontinued operations, income tax expense, and equity earnings of unconsolidated joint ventures and entities	(1,735)	904	(3,885)	(513)
Minority interest expense	(85)	(162)	(246)	(657)
Income (loss) before discontinued operations, income tax expense, and equity earnings of unconsolidated joint ventures and entities	(1,820)	742	(4,131)	(1,170)
Gain on sale of a discontinued operation, net of tax	--	--	--	1,912
Income (loss) from discontinued operations, net of tax	178	45	371	(67)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	(1,642)	787	(3,760)	675
Income tax expense	(689)	(501)	(1,513)	(1,443)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	(2,331)	286	(5,273)	(768)
Equity earnings of unconsolidated joint ventures and entities	270	584	817	2,626
Gain on sale of unconsolidated entity	--	--	2,450	--
Net income (loss)	$(2,061)	$870	$(2,006)	$1,858

Earnings (loss) per common share – basic and diluted:
Earnings (loss) from continuing operations	$(0.10)	$0.04	$(0.11)	$0.00
Earnings from discontinued operations	0.01	0.00	0.02	0.08
Basic and diluted earnings (loss) per share	$(0.09)	$0.04	$(0.09)	$0.08
Weighted average number of shares outstanding – basic	22,476,904	22,487,943	22,476,514	22,486,395
Weighted average number of shares outstanding – dilutive	22,476,904	22,761,270	22,476,514	22,759,723

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net income (loss)	$(2,006)	$1,858
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain recognized on foreign currency transactions	(446)	(132)
Equity earnings of unconsolidated joint ventures and entities	(817)	(2,626)
Distributions of earnings from unconsolidated joint ventures and entities	731	4,693
(Gain) loss on marketable securities	1	(773)
Gain on sale of an unconsolidated entity	(2,450)	--
Gain on sale of a discontinued operation	--	(1,912)
Loss on sale of assets	--	185
Loss on extinguishment of debt	--	98
Loss related to impairment of assets	1,049	--
Gain on insurance settlement	(910)	--
Depreciation and amortization	14,511	8,933
Amortization of prior service costs	214	177
Amortization of above and below market leases	638	--
Stock based compensation expense	908	775
Minority interest	246	657
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,908)	2,510
(Increase) decrease in prepaid and other assets	159	(34)
Increase (decrease) in accounts payable and accrued expenses	1,729	(1,023)
Increase (decrease) in film rent payable	1,225	(1,428)
Increase in deferred revenues and other liabilities	2,978	1,576
Net cash provided by operating activities	15,852	13,534
Investing activities
Acquisitions	(51,746)	(20,631)
Acquisition deposit returned	2,000	--
Purchases of and additions to property and equipment	(18,431)	(17,348)
Change in restricted cash	(214)	796
Investment in Reading International Trust I	--	(1,547)
Investments in unconsolidated joint ventures and entities	(381)	--
Distributions of investment in unconsolidated joint ventures and entities	214	2,186
Purchase of marketable securities	--	(15,548)
Net proceeds from the sale of an unconsolidated entity	3,267	--
Option proceeds related to property held for sale	1,095	--
Sale of marketable securities	--	19,900
Proceeds from insurance settlement	910	--
Net cash used in investing activities	(63,286)	(32,192)
Financing activities
Repayment of long-term borrowings	(8,670)	(55,813)
Proceeds from borrowings	66,285	96,098
Capitalized borrowing costs	(2,498)	(2,334)
Proceeds from exercise of stock options	--	25
Minority interest distributions	(788)	(3,856)
Net cash provided by financing activities	54,329	34,120
Effect of exchange rate changes on cash and cash equivalents	(2,559)	678

Increase in cash and cash equivalents	4,336	16,140
Cash and cash equivalents at beginning of period	20,783	11,008

Cash and cash equivalents at end of period	$25,119	$27,148

Supplemental Disclosures
Interest paid	$13,547	$8,625
Income taxes paid	$221	$252
Non-cash transactions
Note payable due to Seller issued for acquisition (Note 19)	$14,750	$--
Decrease in cost basis of Cinema 1, 2 & 3 related to the purchase price adjustment of the call option liability to related party	$--	$(2,100)
Adjustment to accumulated deficit related to adoption of FIN 48 (Note 10)	$--	$509
Decrease in deposit payable and increase in minority interest liability related to the exercise of the Cinema 1, 2 & 3 call option by a related party	$--	$(3,000)
Decrease in call option liability and increase in additional paid in capital related to the exercise of the Cinema 1, 2 & 3 call option by a related party	$--	$(2,513)
Accrued construction-in-progress costs	$--	$(2,440)

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2008

Note 1 – Basis of Presentation

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was founded in 1983 as a Delaware corporation and reincorporated in 1999 in Nevada.  Our businesses consist primarily of:

•	the development, ownership and operation of multiplex cinemas in the United States, Australia, and New Zealand and

•	the development, ownership, and operation of retail and commercial real estate in Australia, New Zealand, and the United States.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting.  As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  There have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”).  The financial information presented in this quarterly report on Form 10-Q for the period ended September 30, 2008 (the “September Report”), including the information under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our 2007 Annual Report which contains the latest audited financial statements and related footnotes.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows as of and for the three months and nine months ended September 30, 2008 and 2007 have been made.  The results of operations for the three months and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We have investments in marketable securities of $4.1 million at September 30, 2008.  These investments are accounted for as available for sale investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FSP FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  In accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, assessments of potential impairment for these investments are performed for each applicable reporting period.  We have determined that there was no impairment for these investments at September 30, 2008.  These investments have a cumulative unrealized gain of $16,000 included in accumulated other comprehensive income at September 30, 2008.  For the three months and nine months ended September 30, 2008 our net unrealized loss on marketable securities was $6,000 and $2,000, respectively.  For the three months ended September 30, 2007, our net unrealized loss on marketable securities was $880,000 and for the nine months ended September 30, 2007 our net unrealized gain on marketable securities was $82,000.  During the three and nine months ended September 30, 2007, we sold $13.4 million and $19.1 million, respectively, of our marketable securities resulting in realized gain on sale of $549,000 and $773,000, respectively, which is included in other income on our Consolidated Statements of Operations.

Other Income

           Included in our nine months ended September 30, 2008 other income is $910,000 of insurance settlement proceeds related to damage caused by Hurricane George in 1998 to one of our previously owned cinemas in Puerto Rico, as well as legal settlement proceeds received on our Burstone litigation of $1.1 million and credit card dispute proceeds of $385,000 (See Note 13 – Commitments and Contingencies).

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

Accounting Pronouncements Adopted on January 1, 2008

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

The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.  We are evaluating the impact that SFAS 157 will have on our non-financial assets and non-financial liabilities, since the application of SFAS 157 for such items was deferred, in our case, to January 1, 2009.  We believe that the impact of these items will not be material to our consolidated financial statements.  Assets and liabilities, typically recorded at fair value on a non-recurring basis, but to which we have not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:

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

Statement of Financial Accounting Standards No. 161

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008.  We believe that the adoption of SFAS 161 will not have a material impact on our consolidated financial statement disclosures since we solely have interest rate swap agreements not formally designated as cash flow hedges at the inception of the derivative contract.

FASB Staff Position 142-3

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 is to be applied prospectively for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations and cash flows but currently does not believe it will have a material impact on our consolidated financial statements.

Note 2 – Stock-Based and Equity Compensation

Stock Based Compensation

On August 21, 2008, as part of their executive compensation, 37,388 shares of fully vested restricted Class A Non-Voting Common Stock were granted to three of our executives as stock bonuses having a grant date fair value of $286,000.  As of September 30, 2008, these shares had yet to be issued to them and the executives had the option to accept the shares or to receive a reduced cash payment in lieu of shares.

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2008 and 2007.  These stock grants have vesting periods of two years and stock grant prices of $9.70 and $8.63, respectively.  On February 11, 2008, $50,000 of restricted Class A Non-Voting Common Stock vested related to Mr. Hunter’s 2007 grant.  The 5,794 shares related to this vesting have yet to be issued to him.  During the three months and nine months ended September 30, 2008, we recorded compensation expense of $100,000 and $296,000, respectively, and during the three months and nine months ended September 30, 2007, we recorded compensation expense of $59,000 and $178,000, respectively, for the vesting of all our restricted stock grants.  In July 2008, Mr. Jay Laifman started with the Company as our Corporate General Counsel.  As part of his compensation package, Mr. Laifman was granted $100,000 of Class A Non-Voting Common Stock or 10,638 shares upon acceptance of his employment agreement.  This stock grant has a vesting period of two years.

The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Fair Value at Grant Date
Outstanding – December 31, 2007	61,756	$524
Granted	58,335	$468
Vested	(53,820)	$(418)
Outstanding – September 30, 2008	66,271	$574

Equity Compensation

In 2006, we formed two new wholly owned subsidiaries, Landplan Property Partners, Pty Ltd and Landplan Property Partners New Zealand, Ltd collectively referred to as Landplan Property Partners (“LPP”), to engage in the real estate development business.  We have granted the President of LPP, Doug Osborne, as incentive compensation, a subordinated carried interest in certain property trusts, owned by LPP and formed to acquire and hold LPP’s real property investments.  That incentive interest may range between 27.5% and 15%, depending on a number of factors including the amount and duration of LPP’s investment in the properties held by these property trusts.  Mr. Osborne’s incentive interest is subordinated to (i) the repayment of all third party indebtedness, (ii) the repayment of all funds invested or advanced by Reading, and (iii) the realization by Reading of an 11% annual compounded preferred return on its capital.  The estimated value of Mr. Osborne’s incentive interest of $269,000 at September 30, 2008 is included in the minority interest of LPP at September 30, 2008 (see Note 14 – Minority Interest).  This amount is based upon a current evaluation of the properties held by these property trusts, all of which are in various stages of development, and not upon any realized or closed transaction.  During the three months ended September 30, 2008, we adjusted the expense for these interests based on more current project estimates for our Lake Taupo and Indooroopilly projects resulting in a reduction of the three months expense of $6,000 and a nine months ended September 30, 2008 expense of $85,000.  During the three and nine months ended September 30, 2007, we expensed $59,000 and $155,000, respectively, associated with Mr. Osborne’s interests.  At September 30, 2008, the total unrecognized compensation expense related to the LPP equity awards was $214,000, which is expected to be recognized over the remaining weighted average period of approximately 73 months.  No amounts, however, will be payable unless the properties held by the property trusts, on a consolidated basis, provide returns on capital in excess of 11%, compounded annually.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”, requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended September 30, 2008 and 2007, there was no impact to the consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

We granted 301,250 of options during the nine months ended September 30, 2007.  Of these options, 70,000 were granted to our directors as fully vested options during the nine months ended September 30, 2007.  There were no options granted to our directors or employees during the three or nine months ended September 30, 2008 or during the three months ended September 30, 2007.  We estimated the fair value of the 2007 option grants at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2007
Stock option exercise price	$ 8.35 - $10.30
Risk-free interest rate	4.636 - 4.824%
Expected dividend yield	--
Expected option life	9.60 - 9.96 yrs
Expected volatility	33.64 - 45.47%
Weighted average fair value	$4.42 - $ 4.82

Using the above assumptions and in accordance with the SFAS 123(R) modified prospective method, we recorded $160,000 and $480,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the three and nine months ended September 30, 2008, respectively.  We also recorded $177,000 and $597,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the three and nine months ended September 30, 2007, respectively.  At September 30, 2008, the total unrecognized estimated compensation cost related to non-vested stock options granted was $396,000, which is expected to be recognized over a weighted average vesting period of 0.86 years.  No options were exercised during the three or nine months ended September 30, 2008; therefore, no cash was received and no value was realized from the exercise of options during those periods.  We recorded cash received from stock options exercised of $25,000 for the three and nine months ended September 30, 2007.  The total realized value of these exercised stock options for the three and nine months ended September 30, 2007 was $37,000.  There were 1,875 and 122,500 and options vested during the three and nine months ended September 30, 2008 having a current intrinsic value of $0 for the period as all the options were “out-of-the-money” at September 30, 2008.  Except for the 70,000 fully vested options granted to our directors during the first quarter of 2007, 1,875 and 6,875 options vested during the three and nine months ended September 30, 2007, respectively; therefore, the grant date fair value of options vesting during the three and nine months ended September 30, 2007 was $15,000 and $55,000, respectively.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at September 30, 2008 was $1.1 million of which 100.0% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of September 30, 2008 and December 31, 2007:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2007	514,100	185,100	$5.21	$9.90	488,475	185,100	$5.06	$9.90
Granted	151,250	150,000	$9.37	$10.24
Exercised	(6,250)	--	$4.01	$--
Expired	(81,250)	(150,000)	$10.25	$10.24
Outstanding- December 31, 2007	577,850	185,100	$5.60	$9.90	477,850	35,100	$4.72	$8.47
No activity during the period	--	--	$--	$--
Outstanding-September 30, 2008	577,850	185,100	$5.60	$9.90	525,350	110,100	$5.19	$9.67

The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at September 30, 2008 and December 31, 2007 was approximately 4.86 and 6.22 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at September 30, 2008 and December 31, 2007 was approximately 5.47 and 4.74 years, respectively.

Note 3 – Business Segments

Our operations are organized into two reportable business segments within the meaning of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Our reportable segments are (1) cinema exhibition and (2) real estate.  The cinema segment is engaged in the development, ownership, and operation of multiplex cinemas.  The real estate segment is engaged in the development, ownership, and operation of commercial properties.  Incident to our real estate operations we have acquired, and continue to hold, raw land in urban and suburban centers in Australia and New Zealand.

The tables below summarize the results of operations for each of our principal business segments for the three (“2008 Quarter”) and nine (“2008 Nine Months”) months ended September 30, 2008 and the three (“2007 Quarter”) and nine (“2007 Nine Months”) months ended September 30, 2007, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties.  All operating results from discontinued operations are included in “Gain on sale of a discontinued operation” (dollars in thousands):

Three months ended September 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$52,909	$5,588	$(1,969)	$56,528
Operating expense	43,734	2,253	(1,969)	44,018
Depreciation & amortization	3,834	880	--	4,714
General & administrative expense	1,106	255	--	1,361
Segment operating income	$4,235	$2,200	$--	$6,435
Three months ended September 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$28,009	$4,858	$(1,790)	$31,077
Operating expense	21,831	2,044	(1,790)	22,085
Depreciation & amortization	1,591	917	--	2,508
General & administrative expense	793	176	--	969
Segment operating income	$3,794	$1,721	$--	$5,515

Reconciliation to consolidated net income (loss):	2008 Quarter	2007 Quarter
Total segment operating income	$6,435	$5,515
Non-segment:
Depreciation and amortization expense	163	139
General and administrative expense	3,036	2,902
Operating income	3,236	2,474
Interest expense, net	(3,962)	(2,277)
Other income	(1,009)	707
Minority interest	(85)	(162)
Income from discontinued operation	178	45
Income tax expense	(689)	(501)
Equity earnings of unconsolidated joint ventures and entities	270	584
Net income (loss)	$(2,061)	$870

Nine months ended September 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$135,693	$16,297	$(4,518)	$147,472
Operating expense	114,115	6,139	(4,518)	115,736
Depreciation & amortization	10,473	2,833	--	13,306
General & administrative expense	3,005	851	--	3,856
Segment operating income	$8,100	$6,474	$--	$14,574
Nine months ended September 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$76,825	$14,205	$(4,081)	$86,949
Operating expense	60,959	5,462	(4,081)	62,340
Depreciation & amortization	4,909	2,645	--	7,554
General & administrative expense	2,317	763	--	3,080
Segment operating income	$8,640	$5,335	$--	$13,975

Reconciliation to consolidated net income (loss):	2008 Nine Months	2007 Nine Months
Total segment operating income	$14,574	$13,975
Non-segment:
Depreciation and amortization expense	523	416
General and administrative expense	10,137	8,344
Operating income	3,914	5,215
Interest expense, net	(9,832)	(5,978)
Other income	2,033	250
Minority interest	(246)	(657)
Gain on sale of a discontinued operation	--	1,912
Income (loss) from discontinued operation	371	(67)
Income tax expense	(1,513)	(1,443)
Equity earnings of unconsolidated joint ventures and entities	817	2,626
Gain on sale of unconsolidated entity	2,450	--
Net income (loss)	$(2,006)	$1,858

Note 4 – Operations in Foreign Currency

We have significant assets in Australia and New Zealand.  To the extent possible, we conduct our Australian and New Zealand operations on a self-funding basis.  The carrying value of our Australian and New Zealand assets and liabilities fluctuate due to changes in the exchange rates between the US dollar and the functional currency of Australia (Australian dollar) and New Zealand (New Zealand dollar).  We have no derivative financial instruments to hedge against the risk of foreign currency exposure.

Presented in the table below are the currency exchange rates for Australia and New Zealand as of September 30, 2008 and December 31, 2007:

	US Dollar
	September 30, 2008	December 31, 2007
Australian Dollar	$0.7904	$0.8776
New Zealand Dollar	$0.6690	$0.7678

Note 5 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing the net income (loss) to common stockholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued.  Stock options and non-vested stock awards give rise to potentially dilutive common shares.  In accordance with SFAS No. 128, Earnings Per Share, these shares are included in the dilutive loss per share calculation under the treasury stock method.  The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income (loss) from continuing operations	$(2,239)	$825	$(2,377)	$13
Income from discontinued operations	178	45	371	1,845
Net income (loss)	$(2,061)	$870	$(2,006)	$1,858

Earnings (loss) per common share – basic and diluted:
Earnings (loss) from continuing operations	$(0.10)	$0.04	$(0.11)	$0.00
Earnings from discontinued operations	0.01	0.00	0.02	0.08
Basic and diluted earnings (loss) per share	$(0.09)	$0.04	$(0.09)	$0.08
Weighted average common stock – basic	22,476,904	22,487,943	22,476,514	22,486,395
Weighted average common stock – dilutive	22,476,904	22,761,270	22,476,514	22,759,723

For the three and nine months ended September 30, 2007, the weighted average common stock – dilutive only included 273,327 of exercisable stock options.  For the three and nine months ended September 30, 2008, we recorded losses from continuing operations.  As such, the incremental shares of 53,820 shares of unissued Class A Non-Voting Common Stock and 263,010 of exercisable stock options in 2008 were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

Note 6 - Property Held for Development, Property Under Development, and Property and Equipment

During the 2008 quarter we transferred land previously held for sale, into property held for development.  The value of this property, relating to a New Zealand asset, was subsequently impaired by $1.0 million (NZ$1.6 million).

As of September 30, 2008 and December 31, 2007, we owned property under development summarized as follows (dollars in thousands):

Property Under Development	September 30, 2008	December 31, 2007
Land	$33,149	$36,994
Construction-in-progress (including capitalized interest)	36,238	29,793
Property Under Development	$69,387	$66,787

We recorded capitalized interest related to our properties under development for the three months ended September 30, 2008 and 2007 of $1.6 million and $1.1 million, respectively, and $3.1 million for each of the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008 and December 31, 2007, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	September 30, 2008	December 31, 2007
Land	$50,101	$51,242
Building	89,221	96,321
Leasehold interests	45,231	12,171
Construction-in-progress	467	1,318
Fixtures and equipment	63,420	55,657
	248,440	216,709
Less: accumulated depreciation	(68,651)	(62,698)
Property and equipment, net	$179,789	$154,011

Depreciation expense for property and equipment was $4.2 million and $2.5 million for the three months ended September 30, 2008 and 2007, respectively, and $12.0 million and $7.4 million for the nine months ended September 30, 2008 and 2007, respectively.

In April 2008, we opened a newly leased 9-screen cinema in Rouse Hill, Australia.  We fitted out the cinema with leasehold assets costing $1.3 million (AUS$1.4 million) and fixture and equipment costs of $3.9 million (AUS$4.1 million).  Additionally, in August 2008, we opened a newly leased 6-screen cinema in Dandenong, Australia.  We fitted out the cinema with leasehold assets costing $419,000 (AUS$472,000) and fixture and equipment costs of $467,000 (AUS$527,000).

Upon completion of our Lake Taupo property, we have transferred the assets related to the redeveloped property to land and building during the third quarter of 2008.  These transfers resulted in an increase of our land and building balances of $994,000 (NZ$1.5 million) and $2.7 million (NZ$4.0 million), respectively.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Except as noted below regarding our investment in Malulani Investments, Limited, investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, and, as of September 30, 2008 and December 31, 2007, include the following (dollars in thousands):

	Interest	September 30, 2008	December 31, 2007
Malulani Investments, Limited	29.3%	$1,800	$1,800
Rialto Distribution	33.3%	1,219	1,029
Rialto Cinemas	50.0%	4,844	5,717
205-209 East 57th Street Associates, LLC	25.0%	1,146	1,059
Mt. Gravatt Cinema	33.3%	4,594	5,159
Berkeley Cinemas – Botany	50.0%	--	716
Total investment		$13,603	$15,480

For the three months and nine months ended September 30, 2008 and 2007, we recorded our share of equity earnings (loss) from our investments in unconsolidated joint ventures and entities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rialto Distribution	$100	$3	$272	$91
Rialto Cinemas	9	74	(5)	54
205-209 East 57th Street Associates, LLC	87	201	87	1,550
Mt. Gravatt Cinema	222	184	680	610
Berkeley Cinema – Botany	(1)	122	87	321
Other investments	(147)	--	(304)	--
Total equity earnings	$270	$584	$817	$2,626

Malulani Investments, Limited

We continue to treat this investment on a cost basis by recognizing earnings as they are distributed to us.  We are currently in litigation with certain controlling shareholders and directors of Malulani Investments Limited (“MIL”).

Berkeley Cinemas

On June 6, 2008, we sold the Botany Downs Cinema to our joint venture partner for $3.3 million (NZ$4.3 million) resulting in a net gain on sale of an unconsolidated entity of $2.5 million (NZ$3.2 million).  With the sale of this cinema, our unconsolidated joint venture debt decreased by $3.2 million (NZ$4.2 million) We continue to have certain outstanding, contingent claims related to interest and working capital, which may or may not increase the total sales price of the cinema.

Other Investments

From time to time, we will make investments in various activities that require equity method accounting including but not limited to investments in productions in our live theatres.

Note 8 – Goodwill and Intangible Assets

Subsequent to January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill.  Instead, we perform an annual impairment review of our goodwill and other intangible assets in the fourth quarter unless changes in circumstances indicate that an asset may be impaired.  As of September 30, 2008 and December 31, 2007, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2007	$13,827	$5,273	$19,100
Goodwill acquired during 2008	6,306	--	6,306
Foreign currency translation adjustment	(1,493)	(105)	(1,598)
Balance at September 30, 2008	$18,640	$5,168	$23,808

We have intangible assets other than goodwill that are subject to amortization and are being amortized over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 20 years, our trade name using an accelerated amortization method over its estimated useful life of 50 years, and our option fee and other intangible assets over 10 years.  For the three months ended September 30, 2008 and 2007, amortization expense totaled $653,000 and $139,000, respectively; and for the nine months ended September 30, 2008 and 2007, amortization expense totaled $1.9 million and $614,000, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of September 30, 2008	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$22,131	$7,220	$2,773	$609	$32,733
Less: Accumulated amortization	5,587	480	2,592	75	8,734
Total, net	$16,544	$6,740	$181	$534	$23,999

As of December 31, 2007	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$12,295	$--	$2,773	$238	$15,306
Less: Accumulated amortization	4,311	--	2,521	26	6,858
Total, net	$7,984	$--	$252	$212	$8,448

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	September 30, 2008	December 31, 2007
Prepaid and other current assets
Prepaid expenses	$899	$569
Prepaid taxes	486	602
Deposits	302	2,097
Other	647	531
Total prepaid and other current assets	$2,334	$3,799

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,260	$1,270
Deferred financing costs, net	5,319	2,805
Interest rate swaps	741	526
Other receivables	2,470	1,648
Pre-acquisition costs	--	948
Other	693	788
Total non-current assets	$10,483	$7,985

Note 10 – Income Tax

The income tax provision for the three months and nine months ended September 30, 2008 and 2007 was composed of the following amounts (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Foreign income tax provision	$113	$122	$228	$282
Foreign withholding tax	183	168	562	480
Federal tax provision	365	128	619	383
Other income tax	28	83	104	298
Net tax provision	$689	$501	$1,513	$1,443

We adopted FASB Interpretation No. 48 (“FIN 48”) on January 1, 2007.  As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007.  As of that date, we also reclassified approximately $4.0 million in reserves from current taxes liabilities to noncurrent tax liabilities.  During the three and nine months ended September 30, 2008 the Company’s FIN 48 liability increased by $397,000 and $651,000, respectively, reflecting the accrual of interest for IRS matters under litigation.

Note 11 – Notes Payable and Subordinated Debt

Notes payable and subordinated debt are summarized as follows (dollars in thousands):

	Interest Rates as of			Balance as of
Name of Note Payable or Security	September 30, 2008	December 31, 2007	Maturity Date	September 30, 2008	December 31, 2007
Australian Corporate Credit Facility	8.69%	7.75%	June 30, 2011	$79,435	$85,772
Australian Shopping Center Loans	--	--	2007-2013	881	1,066
Australian Construction Loan	9.28%	--	January 1, 2015	1,855	--
New Zealand Corporate Credit Facility	8.90%	10.10%	November 23, 2010	2,168	2,488
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	51,547	51,547
US Euro-Hypo Loan	6.73%	6.73%	June 30, 2012	15,000	15,000
US GE Capital Term Loan	6.90%	--	February 21, 2013	41,625	--
US Liberty Theatres Term Loans	6.20%	--	April 1, 2013	7,020	--
US Nationwide Loans 1	6.50% - 7.50%	--	February 21, 2013	18,627	--
US Nationwide Loans 2	8.50%	--	February 21, 2011	1,527	--
US Sutton Hill Capital Note 1 – Related Party	10.34%	9.91%	December 31, 2010	5,000	5,000
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	6.26%	January 1, 2010	7,169	7,322
Total				$240,854	$177,195

Australian Corporate Credit Facility

During June 2008, we extended the term of our $86.9 million (AUS$110.0 million) Australian facility to June 30, 2011.  This facility will continue to roll to a 3-year term, following an annual bank review.  Besides the extended term, the only other changes to the original agreement was that the loan requires interest only payments and our interest margin over BBSY (Bank Bill Swap Bid Rate) increased from 1.00% to 1.25%.  The drawn balance of this loan was $79.4 million (AUS$100.5 million) at September 30, 2008.

Australian Construction Loan

We have negotiated with an Australia bank a construction line of credit on our Indooroopilly property of $6.9 million (AUS$8.7 million) which, upon completion of the development project, converts to a term loan of up to $8.3 million (AUS$10.5 million).  As of September 30, 2008, we have drawn $1.9 million (AUS$2.3 million) on this credit facility.

GE Capital Term Loan

In connection with the Consolidated Entertainment acquisition described in Note 19 - Acquisitions, on February 21, 2008, Consolidated Amusement Theatres, Inc., (now renamed Consolidated Entertainment, Inc.) as borrower (“Borrower”), and Consolidated Amusement Holdings, Inc. (“Holdings”) entered into a Credit Agreement with General Electric Capital Corporation (“GE”) as lender and administrative agent, and GE Capital Markets, Inc. as lead arranger, which provides Borrower with a senior secured credit facility of up to $55.0 million in the aggregate, including a revolving credit facility of up to $5.0 million and a $1.0 million sub-limit for letters of credit  (the “Credit Facility”).  The initial borrowings under the Credit Facility were used to finance, in part, our acquisition of the theaters and other assets described in Note 17 - Acquisitions.  We may borrow additional amounts under the Credit Facility for other acquisitions as permitted under the Credit Facility (and to pay any related transaction expenses), and for ordinary working capital and general corporate needs of Borrower, subject to the terms of the Credit Facility.  We incurred deferred financing costs of $2.6 million related to our borrowings under this Credit Facility.  The Credit Facility expires on February 21, 2013 and is secured by substantially all the assets of Borrower and Holdings.

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

Borrowings under the Credit Facility may be prepaid at any time without penalty, subject to certain minimums and payment of any LIBOR funding breakage costs.  Borrower will be required to pay an unused commitment fee equal to 0.50% per annum on the actual daily-unused portion of the revolving loan facility, payable quarterly in arrears.  Outstanding letters of credit under the Credit Facility are subject to a fee of the applicable LIBOR rate in effect per annum on the face amount of such letters of credit, payable quarterly in arrears.  Borrower will be required to pay standard fees with respect to the issuance, negotiation, and amendment of letters of credit issued under the letter of credit facility.  In accordance with the prepayment provisions of the credit agreement, during 2008, we paid down on the facility by $8.0 million.  This includes a prepayment of the annual cash flow draw of $5.0 million and a pay down of the overall facility by an additional $3.0 million.

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

US Nationwide Loan 1

As described in greater detail in Note 19 – Acquisitions, on February 22, 2008, we acquired 15 motion picture theaters and theater-related assets from Pacific Theatres Exhibition Corp. and its affiliates (collectively, the “Sellers”) for $70.2 million.  The Seller’s affiliate, Nationwide Theatres Corp (“Nationwide”), provided $21.0 million of acquisition financing evidenced by a five-year promissory note (the “Nationwide Note 1”) of Reading Consolidated Holdings, Inc., our wholly owned subsidiary (“RCHI”), maturing on February 21, 2013.  The Nationwide Note 1 bears interest (i) as to $8.0 million of principal at the annual rates of 7.50% for the first three years and 8.50% thereafter and (ii) as to $13.0 million of principal at the annual rates of 6.50% through July 31, 2009 and 8.50% thereafter.  Accrued interest is due and payable on February 21, 2011 and thereafter on the last day of each calendar quarter, commencing on June 30, 2011.  The entire principal amount is due and payable upon maturity, subject to our right to prepay at any time without premium or penalty and to the requirement that, under certain circumstances, we make mandatory prepayments equal to a portion of free cash flow generated by the acquired theaters.  The loan is recourse only to RCHI and its assets, which include all of the Hawaii theaters and certain of the California theaters acquired from the Sellers and our Manville and Dallas Angelika Theaters.

The Nationwide Note 1 is subject to certain adjustments.  To date, these adjustments have resulted in a net reduction of $3.3 million in the principal amount of the $8.0 million portion of the note, comprised of a reduction in the amount of $6.3 million and an additional advance of $3.0 million (such advance being used to pay down the GE Capital Term Loan discussed above).

US Nationwide Loan 2

In connection with the acquisition, the Sellers also committed to loan to RDI up to $3.0 million in two draws of $1.5 million each, one of which was drawn on July 21, 2008 and the other of which may be drawn on or before July 31, 2009.  This loan bears an interest rate of 8.50%, compounded annually, and is due and payable, in full, on February 21, 2011, subject to our right to prepay the loan without premium or penalty.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	September 30, 2008	December 31, 2007
Current liabilities
Security deposit payable	$202	$175
Other	--	(6)
Other current liabilities	$202	$169
Other liabilities
Foreign withholding taxes	$5,681	$5,480
Straight-line rent liability	5,135	3,783
Option liability	948	--
Environmental reserve	1,656	1,656
Accrued pension	2,915	2,626
Other	1,319	1,391
Other liabilities	$17,654	$14,936

Included in our other liabilities are accrued pension costs of $2.9 million.  Associated with our pension plans, for the three and nine months ended September 30, 2008, we recognized $63,000 and $289,000, respectively, of interest cost and $71,000 and $214,000, respectively, of amortized prior service cost.  For the three and nine months ended September 30, 2007, we recognized $39,000 and $91,000, respectively, of interest cost and $76,000 and $177,000, respectively, of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt and Construction Commitments

Total debt of unconsolidated joint ventures and entities was $3.0 million and $4.2 million as of September 30, 2008 and December 31, 2007, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $989,000 and $2.0 million as of September 30, 2008 and December 31, 2007, respectively.  This debt is without recourse to Reading as of September 30, 2008 and December 31, 2007.

Associated with the development of our Indooroopilly, Brisbane, Australia property, we have entered into a construction agreement related to its redevelopment.  Obligations under this agreement are contingent upon the completion of the services within the guidelines specified in the agreement.  At September 30, 2008, we had $3.6 million (AU$4.6 million) in outstanding obligations for this contract, which we believe will be settled in the next twelve months.

Litigation

Whitehorse Center Litigation

On May 10, 2005, a mixed judgment was entered by the trial court in Reading Entertainment Australia Pty Ltd vs. Burstone Victoria Pty Ltd.  Appeal rights have been exhausted and the net result of that judgment has been the payment to us by the defendants during the 2008 first quarter of $830,000 (AUS$901,000) and $314,000 (AUS$333,000) during the 2008 second quarter which are each included in other income.

Botany Downs Cinema Litigation

This litigation was resolved by our sale, on June 6, 2008, of the Botany Downs Cinema to our joint venture partner for $3.3 million (NZ$4.3 million) resulting in a gain of $2.5 million (NZ$3.2 million) (see Note 7 - Investments in Unconsolidated Joint Ventures and Entities).

Condrens Litigation

On May 13, 2008, the High Court of Wellington rendered a decision against the liquidators of Condrens Parking Limited and in favor of Aeneas Edward O’Sullivan, Mark Gerard McKinley, and Clifford Joseph Condrens in the matter titled Palmer and Petterson v. O’Sullivan et al.  Reading New Zealand Ltd was the majority creditor of Condrens Parking Ltd, and, as such, financially supported the liquidator, Palmer and Petterson, in this case.  Because of this determination, the defendants are claiming costs of approximately $290,000 (NZ$381,000).  No amount has been accrued for this as of September 30, 2008.  We have appealed this decision, and are contesting the defendants’ cost claims.

Tax Audit/Litigation

On September 11, 2008, we advised the Internal Revenue Service (the “IRS”) that we would no longer be contesting the $349,000 deficiency assessment made with respect to Reading Entertainment, Inc (one of our wholly owned subsidiaries) for the tax years 1997, 1998, and 1999.  As one of the results of this decision will be a refund of $760,000 of alternative minimum tax paid in 1996, the net result of this conclusion will be a net refund to us of previously paid Federal Income Taxes.  The major portion of the currently outstanding litigation between Craig Corporation (another of our wholly owned subsidiaries) remains ongoing, and is in the discovery phase.  This portion of the litigation relates to the treatment of the contribution to Reading Entertainment, Inc. by Craig Corporation of Stater Bros. Stock, the contribution of those shares to our Australian subsidiary and the eventual repurchase of those shares by Stater Bros.  This litigation is described in greater detail in our Annual Report of Form 10K for the year ended December 31, 2007.

Note 14 – Minority Interest

Minority interest is composed of the following enterprises:

•	50% of membership interest in Angelika Film Centers LLC (“AFC LLC”) owned by a subsidiary of iDNA, Inc.;

•	25% minority interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	33% minority interest in the Elsternwick Joint Venture owned by Champion Pictures Pty Ltd.;

•	Up to 27.5% incentive interest in certain property holding trusts established by LPP (see Note 2, above);

•	25% minority interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, L.L.C.; and

•	20% minority interest in Big 4 Farming, LLC by Cecelia Packing Corporation.

The components of minority interest are as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
AFC LLC	$1,956	$2,256
Australian Country Cinemas	174	232
Elsternwick Unincorporated Joint Venture	131	145
LPP Property Trusts	112	237
Sutton Hill Properties	(85)	(36)
Other (Big 4 Farming)	--	1
Minority interest in consolidated subsidiaries	$2,288	$2,835

	Expense for the Three Months Ended September 30,		Expense for the Nine Months Ended September 30,
	2008	2007	2008	2007
AFC LLC	$198	$130	$300	$458
Australian Country Cinemas	58	18	116	71
Elsternwick Unincorporated Joint Venture	8	16	27	34
LPP Property Trusts	(165)	59	(74)	155
Sutton Hill Properties	(14)	(61)	(124)	(61)
Other (Big 4 Farming)	--	--	1	--
Minority interest	$85	$162	$246	$657

Note 15 – Common Stock

Employee Stock Grants

On August 21, 2008, as part of their executive compensation, 37,388 shares of fully vested restricted Class A Non-Voting Common Stock was granted to three of our executives as stock bonuses having a grant date fair value of $286,000.  As of September 30, 2008, these shares have yet to be issued to them and the executives have the option to accept the shares or to receive a reduced cash payment in lieu of shares.

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2008 and 2007.  These stock grants have vesting periods of two years and stock grant prices of $9.70 and $8.63, respectively.  On February 11, 2008, $50,000 of restricted Class A Non-Voting Common Stock vested related to Mr. Hunter’s 2007 grant.  The 5,794 shares related to this vesting have yet to be issued to him.  As part of his compensation package, Mr. Laifman was granted $100,000 of Class A Non-Voting Common Stock or 10,638 shares upon acceptance of his employment agreement.  This stock grant has a vesting period of two years.

Note 16 - Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income (loss).  The following table sets forth our comprehensive income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(2,061)	$870	$(2,006)	$1,858
Foreign currency translation gain (loss)	(27,978)	1,948	(21,210)	14,365
Accrued pension	71	76	214	(2,524)
Realized gain on AFS securities	--	(549)	--	(773)
Unrealized gain (loss) on AFS securities	(6)	(880)	(2)	82
Comprehensive income (loss)	$(29,974)	$1,465	$(23,004)	$13,008

Note 17 – Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at September 30, 2008:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$21,736,000	6.4400%	7.8883%	December 31, 2008
Interest rate swap	$12,903,000	6.6800%	7.8883%	December 31, 2008
Interest rate swap	$9,623,000	5.8800%	7.8883%	December 31, 2008
Interest rate swap	$2,766,000	6.3600%	7.8883%	December 31, 2008
Interest rate swap	$2,766,000	6.9600%	7.8883%	December 31, 2008
Interest rate swap	$2,213,000	7.0000%	7.8883%	December 31, 2008
Interest rate swap	$1,098,000	7.1900%	7.8883%	December 31, 2008
Interest rate swap	$2,221,000	7.5900%	7.8883%	December 31, 2008
Interest rate swap	$44,000,000	6.8540%	6.6975%	April 1, 2011
Interest rate swap	$1,186,000	8.2500%	7.8883%	December 31, 2008

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in a $601,000 increase and a $215,000 decrease to interest expense during the three and nine months ended September 30, 2008, respectively, and a $76,000 and $186,000 increase to interest expense during the three and nine months ended September 30, 2007, respectively.  At September 30, 2008 and December 31, 2007, we have recorded the fair market value of our interest rate swaps of $741,000 and $526,000, respectively, as an other noncurrent asset.  In accordance with SFAS 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

As part of our GE Capital loan, we are required to swap 50% of our variable rate loan to fixed rate terms for a minimum period of two years.  During April 2008, we entered into a swap contract starting with a maximum notional amount of $49.0 million to comply with this requirement.  This notional swap balance is currently $44.0 million and is scheduled to reduce incrementally over the next two years until the balance reaches $28.0 million on January 1, 2011.  The swap contract terminates on April 1, 2011.

Note 18 – Fair Value of Financial Instruments

		Book Value	Fair Value
Financial Instrument	Level	September 30, 2008	September 30, 2008
Investment in marketable securities	1	$4,085	$4,085
Interest rate swaps asset	2	$741	$741

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

Level 2 Fair Value Measurements – Interest Rate Swaps – The fair value of interest rate swaps are estimated using internal discounted cash flow calculations based upon forward interest rate curves, which are corroborated by market data, and quotes obtained from counterparties to the agreements.

Level 3 Fair Value Measurements – we do not have any assets or liabilities that fall into this category.

Note 19 – Acquisitions

Consolidated Entertainment Cinemas Acquisitions

In keeping with our business plan of being opportunistic in adding to our existing cinema portfolio, on February 22, 2008, we acquired 15 cinemas with 181 screens in Hawaii and California (the “Consolidated Entertainment” acquisition) from Pacific Theatres Exhibition Corp. and its affiliates (collectively, the “Sellers”) for $70.2 million.  The purchase price was subsequently adjusted to $63.9 million as described below under post closing adjustments, which were applied to reduce the principal amount owed under financing provided by an affiliate of the Sellers (the “Nationwide Note 1”).  The financing of the transaction included $48.4 million of debt from GE Capital, net of deferred financing costs of $1.6 million, a loan of $21.0 million as evidenced by the Nationwide Note 1, and $800,000 of cash from Reading (see Note 11 – Notes Payable for a more complete explanation of the GE debt and the Nationwide Note 1).

The theaters and assets are located in California and Hawaii.  We acquired the theaters and other assets through certain special purpose entities formed by us for this purpose.  The acquired assets consist primarily of the buildings and leasehold interests in fourteen of the theaters; a management agreement with the Sellers under which we will manage one other theater (but pursuant to which we effectively bear the risk and are entitled to the benefits associated with the ownership of that theater); and furniture, fixtures, equipment and miscellaneous inventory at the theaters.  The theaters contain a total of 181 screens, which compares to 286 total screens owned or operated by us immediately prior to the acquisition. The leasehold interests have current terms ranging from approximately 2 to 12 years, subject in some cases to renewal options in our favor.  The management agreement relating to the managed theater is for a term of approximately 4 years and entitles us to a management fee equal to the cash flow of the theater.  These cinemas produced approximately an unaudited $78.0 million of gross revenues for the year ended December 31, 2007.

The initial aggregate purchase price has now been adjusted down by $6.3 million to $63.9 million, and is subject to further additional adjustments based upon post-closing matters relating to the possible opening of competing theater projects in the vicinity of certain acquired theaters.  These additional acquisition price reductions can range from $0 to as much as the full amount of the Nationwide Note 1 as adjusted to date, if all contingencies were met.  Pursuant to the $6.3 million reduction in purchase price, the Nationwide Note 1 was correspondingly reduced by $6.3 million during the second quarter of 2008.  The reduction in purchase price results in a permanent reduction in the original $21.0 million debt obligation to $14.7 million at September 30, 2008.  This loan was subsequently increased by $3.0 million in accordance with the Sales and Purchase Agreement of Consolidated Entertainment (see Note 11 – Notes Payable).

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

Inventory	$271
Prepaid assets	543
Property & Equipment:
Leasehold improvements	32,303
Furniture and equipment	7,030
Intangibles:
Trade name	7,220
Non-compete agreement	400
Below market leases	9,999
Goodwill	6,306
Trade payables	(123)
Total Purchase Price	$63,949

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$56,528	$53,438	$151,817	$147,553
Operating income	3,236	3,063	1,907	4,053
Net loss from continuing operations	(2,239)	(55)	(5,223)	(5,552)
Basic and diluted loss per share from continuing operations	(0.10)	0.00	(0.23)	(0.25)
Weighted average number of shares outstanding – basic	22,476,904	22,487,943	22,476,514	22,486,395
Weighted average number of shares outstanding – dilutive	22,476,904	22,487,943	22,476,514	22,486,395

Australia Properties

During the first quarter of 2008, we have acquired or entered into agreements to acquire four contiguous properties of approximately 50,000 square feet, which we intend to develop.  The aggregate purchase price of these properties is $12.5 million (AUS$13.7 million), of which $2.5 million (AUS$2.8 million) relates to the three properties that have been acquired and $10.0 million (AUS$10.9 million) relates to the one property that is under contract to be acquired.  Our obligation to close on the fourth property is subject to certain conditions (which we may waive) including a rezoning condition.  We have made a $237,000 (AUS$300,000) deposit on this property.

Note 20 – Assets held for sale

In accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, we report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale under SFAS 144.  We included all results of these discontinued operations, less applicable income taxes, in a separate component of operations on the consolidated statements of operations under the heading “discontinued operations.”  This treatment resulted in reclassifications of the 2007 financial statement amounts to conform to the 2008 presentation.

On September 16, 2008, we entered into a sale option agreement to sell our Auburn real estate property and cinema for $28.5 million (AUS$36.0 million).  The sale option agreement calls for an initial option payment of $948,000 (AUS$1.2 million), received on the agreement date, and four option installment payments of $316,000 (AUS$400,000), $316,000 (AUS$400,000), $316,000 (AUS$400,000), and $948,000 (AUS$1.2 million) payable over the subsequent 9 months.  The option comes to term on November 1, 2009 at which time the balance of $25.6 million (AUS$32.4 million) is due and payable.  At any time during the 13-month option, the buyer may decline to move further in the sale process resulting in a forfeiture of all previous option payments.

The assets of the Auburn real estate and cinema are as follows:

	September 30, 2008	December 31, 2007
Assets
Land	$8,371	$9,294
Building	14,856	16,754
Equipment and fixtures	8,335	8,992
Less: Accumulated depreciation	(8,787)	(9,098)
Total assets held for sale	$22,775	$25,942

The 2008 and 2007 quarterly results for the Auburn real estate and cinema are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$1,663	$1,576	$4,821	$4,359
Operating expense	1,262	1,261	3,767	3,463
Depreciation and amortization expense	223	270	683	963
Operating income (loss)	$178	$45	$371	$(67)

Note 21 – Subsequent Events

In October 2008, Prime Media of Australia announced that it is offering stock at ratio of 0.257 shares of Prime Media for each share of Broadcast Production Services (formerly Becker Group).  We currently hold 12,768,106 shares of Broadcast Production Services.  We are currently evaluating whether or not we will participate in this tender offering.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

As Reading International, Inc. (RDI and collectively with our consolidated subsidiaries, “Reading” and “we,” “us” or “our”), our businesses consist primarily of:

•	the development, ownership, and operation of multiplex cinemas in the United States, Australia, and New Zealand; and

•	the development, ownership, and operation of retail and commercial real estate in Australia, New Zealand, and the United States.

We believe cinema exhibition to be a business that will likely continue to generate fairly consistent cash flows in the years ahead.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option.  In keeping with our business plan of being opportunistic in adding to our existing cinema portfolio, on February 22, 2008, we acquired 15 cinemas with 181 screens in Hawaii and California (the “Consolidated Entertainment” acquisition) and we continue to consider the acquisition of cinema assets currently being offered for sale in Australia, New Zealand, and the United States.  Also, in April 2008 and in August 2008, we opened two leased cinemas in Rouse Hill and Dandenong, Australia with 9 and 6 screens, respectively.  Nevertheless, we believe it is likely that, over the long term, we will be reinvesting the majority our free cash flow into our general real estate development activities.  We anticipate that our cinema operations will continue as our main source of cash flow and will support our real estate oriented activities.

In short, while we do have operating company attributes, we see ourselves principally as a hard asset company and intend to add to shareholder value by building the value of our portfolio of tangible assets.

In addition, we may from time to time identify opportunities to expand our existing businesses and asset base, or to otherwise profit, through the acquisition of interests in other publicly traded companies, both in the United States and in the overseas jurisdictions in which we do business.  At September 30, 2008, our investments in the securities of other public companies aggregated $4.1 million, based on the closing price of such securities on that date.  We may also, in addition to our investment in various private cinema joint ventures, take positions in private companies.

We manage our worldwide cinema business under various different brands:

•	in the US, under the Reading, Angelika Film Center, Consolidated Theatres and City Cinemas brands;

•	in Australia, under the Reading brand; and

•	in New Zealand, under the Reading and Rialto brands.

At September 30, 2008, we owned and operated 52 cinemas with 427 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 7 cinemas with 46 screens and managed 2 cinemas with 9 screens.

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

We continue to acquire, to dispose of, or to reposition assets in accordance with our business plan.  For a description of our acquisitions so far in 2008, see Note 19 – Acquisitions to our September 30, 2008 Consolidated Financial Statements.

Results of Operations

As previously stated, with the purchase of the Consolidated Entertainment cinemas in February 2008 and the addition of our newly opened Rouse Hill and Dandenong cinemas in Australia, at September 30, 2008, we owned and operated 52 cinemas with 427 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 7 cinemas with 46 screens and managed 2 cinemas with 9 screens.  Regarding real estate, we owned and operated during the period four ETRC’s that we have developed in Australia and New Zealand; owned the fee interests in four developed commercial properties in Manhattan and Chicago, all of which are improved with live theatres, which together comprise seven stages and, in two cases, ancillary retail and commercial space; owned the fee interests underlying one of our Manhattan cinemas and hold for development an additional seven parcels (aggregating approximately 123 acres) located principally in urbanized areas of Australia and New Zealand.  Two of these parcels, Burwood and Moonee Ponds, comprise approximately 54 acres, and are in areas designated by the provincial government of Victoria, Australia as “major principal activity centres.”  We are currently in the planning phases of their development.

Operating expense includes costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties.  Our year-to-year results of operation were principally impacted by the following:

•	the above mentioned acquisition on February 22, 2008 of 15 cinemas with 181 screens in Hawaii and California as part of the Consolidated Entertainment acquisition;

•	the acquisition in February 2007, of the long-term lease interest underlying our cinema in Sacramento, California; and

•
the fluctuation in the value of the Australian dollar vis-à-vis the US dollar resulting in a general increase in results of operations for the Australian operations for 2008 compared to 2007.  The New Zealand dollar compared to US dollar relationship was basically flat between these dates.

The tables below summarize the results of operations for each of our principal business segments for the three (“2008 Quarter”) and nine (“2008 Nine Months”) months ended September 30, 2008 and the three (“2007 Quarter”) and nine (“2007 Nine Months”) months ended September 30, 2007, respectively (dollars in thousands):

Three months ended September 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$52,909	$5,588	$(1,969)	$56,528
Operating expense	43,734	2,253	(1,969)	44,018
Depreciation & amortization	3,834	880	--	4,714
General & administrative expense	1,106	255	--	1,361
Segment operating income	$4,235	$2,200	$--	$6,435
Three months ended September 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$28,009	$4,858	$(1,790)	$31,077
Operating expense	21,831	2,044	(1,790)	22,085
Depreciation & amortization	1,591	917	--	2,508
General & administrative expense	793	176	--	969
Segment operating income	$3,794	$1,721	$--	$5,515

Reconciliation to consolidated net income (loss):	2008 Quarter	2007 Quarter
Total segment operating income	$6,435	$5,515
Non-segment:
Depreciation and amortization expense	163	139
General and administrative expense	3,036	2,902
Operating income	3,236	2,474
Interest expense, net	(3,962)	(2,277)
Other income	(1,009)	707
Minority interest	(85)	(162)
Income from discontinued operation	178	45
Income tax expense	(689)	(501)
Equity earnings of unconsolidated joint ventures and entities	270	584
Net income (loss)	$(2,061)	$870

Nine months ended September 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$135,693	$16,297	$(4,518)	$147,472
Operating expense	114,115	6,139	(4,518)	115,736
Depreciation & amortization	10,473	2,833	--	13,306
General & administrative expense	3,005	851	--	3,856
Segment operating income	$8,100	$6,474	$--	$14,574
Nine months ended September 30, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$76,825	$14,205	$(4,081)	$86,949
Operating expense	60,959	5,462	(4,081)	62,340
Depreciation & amortization	4,909	2,645	--	7,554
General & administrative expense	2,317	763	--	3,080
Segment operating income	$8,640	$5,335	$--	$13,975

Reconciliation to consolidated net income (loss):	2008 Nine Months	2007 Nine Months
Total segment operating income	$14,574	$13,975
Non-segment:
Depreciation and amortization expense	523	416
General and administrative expense	10,137	8,344
Operating income	3,914	5,215
Interest expense, net	(9,832)	(5,978)
Other income	2,033	250
Minority interest	(246)	(657)
Gain on sale of a discontinued operation	--	1,912
Income (loss) from discontinued operation	371	(67)
Income tax expense	(1,513)	(1,443)
Equity earnings of unconsolidated joint ventures and entities	817	2,626
Gain on sale of unconsolidated entity	2,450	--
Net income (loss)	$(2,006)	$1,858

Cinema

Included in the cinema segment above is revenue and expense from the operations of 52 cinema complexes with 427 screens during the 2008 Quarter and 35 cinema complexes with 231 screens during the 2007 Quarter.  The following tables detail our cinema segment operating results for the three months ended September 30, 2008 and 2007, respectively (dollars in thousands):

Three Months Ended September 30, 2008	United States	Australia	New Zealand	Total
Admissions revenue	$19,035	$13,879	$4,231	$37,145
Concessions revenue	7,382	4,551	1,190	13,123
Advertising and other revenues	1,823	592	226	2,641
Total revenues	28,240	19,022	5,647	52,909

Cinema costs	23,390	13,417	4,252	41,059
Concession costs	1,378	983	314	2,675
Total operating expense	24,768	14,400	4,566	43,734

Depreciation and amortization	2,702	705	427	3,834
General & administrative expense	801	301	4	1,106
Segment operating income (loss)	$(31)	$3,616	$650	$4,235

Three Months Ended September 30, 2007	United States	Australia	New Zealand	Total
Admissions revenue	$4,537	$11,002	$4,721	$20,260
Concessions revenue	1,376	3,643	1,387	6,406
Advertising and other revenues	597	527	219	1,343
Total revenues	6,510	15,172	6,327	28,009

Cinema costs	4,774	10,949	4,683	20,406
Concession costs	263	795	367	1,425
Total operating expense	5,037	11,744	5,050	21,831

Depreciation and amortization	487	668	436	1,591
General & administrative expense	483	308	2	793
Segment operating income	$503	$2,452	$839	$3,794

•
Cinema revenue increased for the 2008 Quarter by $24.9 million or 88.9% compared to the same period in 2007.  The 2008 Quarter increase was primarily a result of $21.1 million of revenue from our newly acquired Consolidated Entertainment cinemas and improved results from our Australia operations including $2.9 million from admissions and $973,000 from concessions and other revenues, offset by lower cinema revenues from our New Zealand operations of $680,000.

•
Operating expense increased for the 2008 Quarter by $21.9 million or 100.3% compared to the same period in 2007.  This increase followed the aforementioned increase in revenues.  Overall, our operating expenses as a ratio to gross revenue increased from 77.9% to 82.7% for the 2007 and 2008 Quarters, respectively.  This increase in cinema costs was driven by the US and primarily related to higher film rent expense associated with our newly acquired Consolidated Entertainment cinemas whose film product is primarily wide release films resulting in higher film rent cost compared to our predominately pre-acquisition art cinemas in the United States, which generally have lower film rent costs.

•
Depreciation and amortization expense increased for the 2008 Quarter by $2.2 million or 141.0% compared to the same period in 2007 primarily related to our newly acquired Consolidated Entertainment cinemas.

•
General and administrative costs increased for the 2008 Quarter by $313,000 or 39.5% compared to the same period in 2007 primarily related to the purchase and operations of our newly acquired Consolidated Entertainment cinemas and legal matters associated with our cinema assets.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have increased by 4.6% and decreased by 4.2%, respectively, since 2007, which had an impact on the individual components of our income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	Because of the above, cinema segment income increased for the 2008 Quarter by $442,000 compared to the same period in 2007.

The following tables detail our cinema segment operating results for the nine months ended September 30, 2008 and 2007, respectively (dollars in thousands):

Nine Months Ended September 30, 2008	United States	Australia	New Zealand	Total
Admissions revenue	$47,279	$36,943	$11,836	$96,058
Concessions revenue	18,315	12,189	3,423	33,927
Advertising and other revenues	3,269	1,774	665	5,708
Total revenues	68,863	50,906	15,924	135,693

Cinema costs	56,685	37,836	12,401	106,922
Concession costs	3,620	2,687	886	7,193
Total operating expense	60,305	40,523	13,287	114,115

Depreciation and amortization	6,906	2,211	1,356	10,473
General & administrative expense	2,097	889	19	3,005
Segment operating income (loss)	$(445)	$7,283	$1,262	$8,100

Nine Months Ended September 30, 2007	United States	Australia	New Zealand	Total
Admissions revenue	$13,639	$30,335	$12,119	$56,093
Concessions revenue	3,900	9,676	3,512	17,088
Advertising and other revenues	1,430	1,563	651	3,644
Total revenues	18,969	41,574	16,282	76,825

Cinema costs	13,678	31,035	12,412	57,125
Concession costs	763	2,156	915	3,834
Total operating expense	14,441	33,191	13,327	60,959

Depreciation and amortization	1,465	2,167	1,277	4,909
General & administrative expense	1,554	759	4	2,317
Segment operating income	$1,509	$5,457	$1,674	$8,640

•
Cinema revenue increased for the 2008 Nine Months by $58.9 million or 76.6% compared to the same period in 2007.  The 2008 Nine Months increase was primarily a result of $49.0 million of revenue from our newly acquired Consolidated Entertainment cinemas and improved results from our Australia operations including $6.3 million from admissions and $2.6 million from concessions and other revenues, offset by New Zealand.

•
Operating expense increased for the 2008 Nine Months by $53.2 million or 87.2% compared to the same period in 2007.  This increase followed the aforementioned increase in revenues.  Overall, our operating expenses as a ratio to gross revenue increased from 79.3% to 84.1% for the 2007 and 2008 Nine Months, respectively.  The increase was primarily driven by the same factor that drove the 2008 Quarter, above.

•
Depreciation and amortization expense increased for the 2008 Nine Months by $5.6 million or 113.3% compared to the same period in 2007 primarily related to our newly acquired Consolidated Entertainment cinemas being added during the 2008 Nine Months.

•
General and administrative costs increased for the 2008 Nine Months by $688,000 or 29.7% compared to the same period in 2007 primarily related to our newly acquired Consolidated Entertainment cinemas.   The increase was primarily driven by the same factor that drove the 2008 Quarter, above.

•
For our statement of operations, Australia and New Zealand annual average exchange rates have increased by 11.0% and 4.5%, respectively, since 2007, which had a favorable impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	Because of the above, cinema segment income decreased for the 2008 Nine Months by $540,000 compared to the same period in 2007.

Real Estate

The following tables detail our real estate segment operating results for the three months ended September 30, 2008 and 2007, respectively (dollars in thousands):

Three Months Ended September 30, 2008	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$641	$--	$--	$641
Property rental income	1,127	1,920	1,900	4,947
Total revenues	1,768	1,920	1,900	5,588

Live theatre costs	376	--	--	376
Property rental cost	832	594	451	1,877
Total operating expense	1,208	594	451	2,253

Depreciation and amortization	90	403	387	880
General & administrative expense	(1)	243	13	255
Segment operating income	$471	$680	$1,049	$2,200

Three Months Ended September 30, 2007	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$657	$--	$--	$657
Property rental income	723	1,589	1,889	4,201
Total revenues	1,380	1,589	1,889	4,858

Live theatre costs	455	--	--	455
Property rental cost	435	523	631	1,589
Total operating expense	890	523	631	2,044

Depreciation and amortization	96	386	435	917
General & administrative expense	--	186	(10)	176
Segment operating income	$394	$494	$833	$1,721

•
Real estate revenue increased for the 2008 Quarter by $730,000 or 15.0% compared to the same period in 2007.  The increase was primarily related to rental revenues from our newly acquired Consolidated Entertainment cinemas that have ancillary real estate associated with them.

•
Operating expense for the real estate segment increased for the 2008 Quarter by $209,000 or 10.2% compared to the same period in 2007.  This increase in expense was primarily related to our newly acquired Consolidated Entertainment cinemas that have ancillary real estate coupled with increasing utility and other operating costs primarily in our US properties.

•	Depreciation expense for the real estate segment decreased slightly by $37,000 or 4.0% for the 2008 Nine Months compared to the same period in 2007.

•
General and administrative costs increased for the 2008 Quarter by $79,000 or 44.9% compared to the same period in 2007 primarily related to an increase in administrative activities associated with our properties in Australia.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have increased by 4.6% and decreased by 4.2%, respectively, since 2007, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	As a result of the above, real estate segment income increased for the 2008 Quarter by $479,000 compared to the same period in 2007.

The following tables detail our real estate segment operating results for the nine months ended September 30, 2008 and 2007, respectively (dollars in thousands):

Nine Months Ended September 30, 2008	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$2,695	$--	$--	$2,695
Property rental income	2,051	5,888	5,663	13,602
Total revenues	4,746	5,888	5,663	16,297

Live theatre costs	1,450	--	--	1,450
Property rental cost	1,555	1,765	1,369	4,689
Total operating expense	3,005	1,765	1,369	6,139

Depreciation and amortization	271	1,244	1,318	2,833
General & administrative expense	13	763	75	851
Segment operating income	$1,457	$2,116	$2,901	$6,474

Nine Months Ended September 30, 2007	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$2,385	$--	$--	$2,385
Property rental income	1,631	5,014	5,175	11,820
Total revenues	4,016	5,014	5,175	14,205

Live theatre costs	1,465	--	--	1,465
Property rental cost	997	1,517	1,483	3,997
Total operating expense	2,462	1,517	1,483	5,462

Depreciation and amortization	286	1,116	1,243	2,645
General & administrative expense	14	624	125	763
Segment operating income	$1,254	$1,757	$2,324	$5,335

•
Real estate revenue increased for the 2008 Nine Months by $2.1 million or 14.7% compared to the same period in 2007.  The increase was primarily related to real estate associated with our newly acquired Consolidated Entertainment cinemas, higher rental revenues from the majority of our Australia tenancies, and our newly acquired properties in New Zealand.  Also, revenue from our domestic live theatre operations was higher than the same period in 2007.

•
Operating expense for the real estate segment increased for the 2008 Nine Months by $677,000 or 12.4% compared to the same period in 2007.  This increase in expense was primarily related to our newly acquired Consolidated Entertainment cinemas that have ancillary real estate coupled with increasing utility and other operating costs primarily in our U.S. properties.

•	Depreciation expense for the real estate segment increased by $188,000 or 7.1% for the 2008 Nine Months compared to the same period in 2007.

•
General and administrative costs increased for the 2008 Nine Months by $88,000 or 11.5% compared to the same period in 2007 primarily related to an increase in administrative activities associated with our properties in Australia.

•
For our statement of operations, Australia and New Zealand annual average exchange rates have increased by 11.0% and 4.5%, respectively, since 2007, which had a favorable impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	As a result of the above, real estate segment income increased for the 2008 Nine Months by $1.1 million compared to the same period in 2007.

Corporate

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense increased by $134,000 in the 2008 Quarter compared to the 2007 Quarter and by $1.8 million in the 2008 Nine Months compared to the 2007 Nine Months.  These increases are primarily related to additional pension costs in 2008 for our Chief Operating Officer; cost related to the Supplemental Executive Retirement Plan; and legal and professional fees associated principally with our real estate investment activities.

Net interest expense increased by $1.7 million and by $3.9 million for the 2008 Quarter and the 2008 Nine Months, respectively, compared to last year primarily related to higher outstanding loan balances during the 2008 compared to 2007 associated with our current year’s acquisitions.

Other income decreased by approximately $1.7 million and increased by $1.8 million for the 2008 Quarter and the 2008 Nine Months, respectively, compared to the same periods last year.  The quarterly decrease was primarily related to a $1.0 million property impairment expense in 2008 and a $549,000 gain on sale of marketable securities in 2007 that was not repeated in 2008.  The nine month increase related to the aforementioned property impairment expense of $1.0 million, Burstone litigation settlement receipts totaling $1.2 million, insurance proceeds of $910,000 related to damage caused by Hurricane George in 1998 to one of our previously owned cinemas in Puerto Rico, recovered credit card losses of $385,000, offset by a $950,000 mark-to-market expense in 2007 and a $549,000 gain on sale of marketable securities in 2007 both of which were not repeated in 2008.  The mark-to-market expense related to our option liability for the option held by Sutton Hill Capital, LLC to acquire a 25% non-managing membership interest in our Cinemas 1, 2 & 3 property, which was subsequently exercised by Sutton Hill Capital in the second quarter of 2007.

During the nine months ended September 30, 2007, upon the fulfillment of our commitment, we recorded the release of a deferred gain on the sale of a discontinued operation of $1.9 million associated with a previously sold property.

Equity earnings of unconsolidated joint ventures and entities decreased by approximately $314,000 and $1.8 million for the 2008 Quarter and the 2008 Nine Months, respectively compared to the same periods last year.  The decrease is primarily related to the changing sales activity in our investment related to the 205-209 East 57th Street Associates, LLC, that has now completed the development of its residential condominium complex in midtown Manhattan called Place 57.  During 2007 and 2006, all of the residential condominiums were sold and only the retail condominium is still available for sale.  During 2007, the limited liability company closed on the sale of one and eight condominiums during the three and nine months ended September 30, 2007, respectively, resulting in gross sales of $3.4 million and $26.0 million, respectively, and equity earnings from unconsolidated joint ventures and entities to us of $201,000 and $1.6 million, respectively.

In addition to the aforementioned equity earnings, during the 2008 Nine Months, we recorded a gain on sale of unconsolidated entity of $2.5 million (NZ$3.2 million), from the sale of our interest in the cinema at Botany Downs, New Zealand.

Consolidated Net Income/Losses

During 2008, we recorded net loss of $2.1 million and $2.0 million for the 2008 Quarter and 2008 Nine Months, respectively.  During 2007, we recorded a net income of $870,000 and $1.9 million for the 2007 Quarter and 2007 Nine Months, respectively.  As noted above, the decrease in earnings is primarily related to increased interest, depreciation, amortization, impairment, and litigation expenses partially offset by improved operating results from both our cinema (driven primarily by our acquisition of the Consolidated Entertainment cinemas) and our real estate segments and other one-time expense and income items noted above.

Acquisitions

Consolidated Entertainment Cinemas

On February 22, 2008, we completed the acquisition of fifteen motion picture exhibition theaters and theater-related assets from Pacific Theatres Exhibition Corp. and its affiliates (collectively, the “Sellers”) for $70.2 million.  The purchase price has been subsequently reduced to $63.9 million during the quarter ended September 30, 2008 due to the settlement of a contingency in the purchase and sales agreement.  The cinemas, which are located in the United States, contain 181 screens with annual revenue of approximately $78.0 million.  The acquisition was made through certain wholly owned subsidiaries of RDI and was financed principally by a combination of debt financing from GE Capital Corporation and financing provided by an affiliate of the Sellers.  For a more detailed description of this acquisition, see Note 19 – Acquisitions.

Australia Properties

Since the close of 2007, we have acquired or entered into agreements to acquire approximately 50,000 square foot of property in Australia, comprising four contiguous properties, which we intend to develop.  The aggregate purchase price of these properties is $12.5 million (AUS$13.7 million), of which $2.5 million (AUS$2.8 million) relates to the three properties that have been acquired and $10.0 million (AUS$10.9 million) relates to the one property that is still under contract which is subject to certain rezoning conditions.  Our obligation to close on the fourth property is subject to certain conditions (which we may waive) including a rezoning condition.

Business Plan, Capital Resources, and Liquidity

Business Plan

Our cinema exhibition business plan is to continue to identify, develop, and acquire cinema properties, where reasonably available, that allow us to leverage our cinema expertise and technology over a larger operating base.  Our real estate business plan is to continue to develop our existing land assets, focusing principally on uses that incorporate entertainment elements such as cinemas, to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, when appropriate, dispose of such assets.  In addition, we will actively seek out potential real estate sites in Australia and New Zealand that show profitable redevelopment opportunities.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at September 30, 2008 (in thousands):

	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$293	$1,234	$10,064	$82,716	$16,012	$64,988
Notes payable to related parties	--	--	14,000	--	--	--
Subordinated notes	--	--	--	--	--	51,547
Pension liability	1	10	15	20	25	2,370
Lease obligations	6,340	25,394	24,978	24,444	22,927	107,801
Estimated interest on long-term debt	4,456	17,710	13,972	13,564	9,279	58,340
Total	$11,090	$44,348	$63,029	$120,744	$48,243	$285,046

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $14.4 million as of September 30, 2008.  We do not expect a significant tax payment related to these obligations within the 12 months.

Associated with our development of the Indooroopilly property, we have entered into a construction agreement related to its redevelopment and development activities.  Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement.  At September 30, 2008, we had $3.6 million (AU$4.6 million) in outstanding obligations for this contract, which we believe will be settled in the next twelve months.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $3.0 million and $4.2 million as of September 30, 2008 and December 31, 2007, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $989,000 and $2.0 million as of September 30, 2008 and December 31, 2007, respectively.  This debt is without recourse to Reading as of September 30, 2008 and December 31, 2007.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Currency Risk

A significant portion of our business is conducted in Australia and New Zealand, and as such, we are subject to currency risk.  Set forth below is a chart indicating the various exchange rates at certain points in time for the Australian and New Zealand Dollar vis-à-vis the US Dollar over the past 20 years.

We do not engage in currency hedging activities.  Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis.  Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, the majority of our expenses in Australia and New Zealand have been procured in local currencies.  Due to the developing nature of our operations in Australia and New Zealand and our historic practice of funding our asset growth through local borrowings, our revenues are not yet significantly greater than our operating expenses and interest charges in these countries.  The resulting natural operating hedge has led, historically, to a negligible foreign currency effect on our net earnings.  However, with the reductions in our New Zealand and Australia debt as a result of the application of the proceeds of the US subordinated debt placement in the first quarter of 2007, we have virtually eliminated all interest expense in New Zealand and reduced our borrowings in Australia while increasing the interest payments which must be made in US Dollars, which will likely increase the impact of currency fluctuations on our net earnings.  Also as a result of our decision to use US debt to pay off certain New Zealand debt and to reduce our Australian debt, foreign currency will likely have a more significant effect on the value of our assets and liabilities than during periods when we had a closer matching of our overseas assets and liabilities, with fluctuations noted in other comprehensive income.  As we continue to progress with our acquisition and development activities in Australia and New Zealand, the effect of variations in currency values will likely increase.  Continued strengthening of the US Dollar vis-à-vis the Australian and New Zealand Dollar will continue to adversely impact both our net income and our net asset value.  In the mean time, we continue to monitor the situation, including without limitation the impact of these currency declines on our various debt covenants.

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

Operating Activities

Cash provided by operations was $15.8 million in the 2008 Nine Months compared to $13.5 million for the 2007 Nine Months.  The increase in cash provided by operations of $2.3 million is due primarily to:

•	increased cinema operational cash flow primarily from our Australia and domestic acquisition operations;

•	increased real estate operational cash flow predominately from our Australia and New Zealand operations; and

•	one time cash receipts related to litigation and other claims of $2.5 million;

offset by

•	a decrease in distributions from predominately our Place 57 joint venture (the assets of which have now been substantially monetized) of $4.0 million.

Investing Activities

Cash used in investing activities for the 2008 Nine Months increased by $31.1 million to $63.3 million from $32.2 million compared to the same period in 2007.  The $63.3 million cash used for the 2008 Nine Months was primarily related to:

•	$49.2 million to purchase the assets of the Consolidated Cinemas circuit;

•	$2.5 million to purchase real estate assets acquired through LPP; and

•	$18.4 million in property enhancements to our existing properties;

offset by

•	$2.0 million of deposit returned upon acquisition of the Consolidated Cinema circuit;

•	$1.1 million of sale option proceeds for our Auburn property;

•	$910,000 of proceeds from insurance settlement; and

•	$3.3 million of cash received from the sale of our interest in the Botany Downs cinema in New Zealand.

The $32.2 million cash used for the 2007 Nine Months was primarily related to:

•	$15.5 million to purchase marketable securities;

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

Financing Activities

Cash provided by financing activities for the 2008 Nine Months increased by $20.2 million to $54.3 million from $34.1 million compared to the same period in 2007.  The $54.3 million in cash provided in the 2008 Nine Months was primarily related to:

•	$48.0 million of net proceeds from our new GE Capital Term Loan used to finance the Consolidated Entertainment transaction;

•	$6.6 million of net proceeds from our new Liberty Theatres loan;

•	$4.5 million of borrowing on the Nationwide Loans; and

•	$4.7 million of borrowing on our Australia credit facilities;

offset by

•	$8.7 million of loan repayments including $8.4 million to pay down on our GE Capital loan; and

•	$788,000 in distributions to minority interests.

The $34.1 million in cash provided in the 2007 Nine Months was primarily related to:

•	$49.9 million of net proceeds from our new Trust Preferred Securities;

•	$14.4 million of net proceeds from our new Euro-Hypo loan;

•	$3.1 million of proceeds from our margin account on marketable securities; and

•	$26.4 million of borrowing on our Australia and New Zealand credit facilities;

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

As our operational focus continues to shift to Australia and New Zealand, unrealized foreign currency translation gains and losses could materially affect our financial position.  We currently manage our currency exposure by creating, whenever possible, natural hedges in Australia and New Zealand.  This involves local country sourcing of goods and services as well as borrowing in local currencies.  Currency fluctuations can impact our ability to satisfy our covenants under the Indenture entered into for the benefit of our Trust Preferred Securities, as our financial covenants related to net worth and asset value are denominated in US Dollars, and accordingly are adversely affected by declines in the value of the Australian Dollar and the New Zealand Dollar vis-à-vis the US Dollar.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in a $601,000 increase and a $215,000 decrease to interest expense during the three and nine months ended September 30, 2008, respectively, and a $76,000 and $186,000 increase to interest expense during the three and nine months ended September 30, 2007, respectively.  At September 30, 2008 and December 31, 2007, we have recorded the fair market value of our interest rate swaps of $741,000 and $526,000, respectively, as an other noncurrent asset.  In accordance with SFAS 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

As part of our newly adopted GE Capital loan, we are required to swap 50% our variable rate loan to fixed rate terms for a minimum period of two years.  During April 2008, we entered into a swap contract starting with a minimum notional amount of $49.0 million to comply with this requirement.  This notional swap balance is currently $44.0 million and is scheduled to reduce incrementally over the next two years until the balance reaches $28.0 million on January 1, 2011.  The swap contract terminates on April 1, 2011.

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

Where we are the defendants, we accrue for probable damages, which may not be covered by insurance, as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  There have been no material changes to our litigation exposure since our Company’s 2007 Annual Report, as updated by our filings on form 10Q for the quarter ended June 30, 2008.

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

At September 30, 2008, approximately 45% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $10.9 million in cash and cash equivalents.  At December 31, 2007, approximately 51% and 25% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $10.3 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense.  The resulting natural operating hedge has led to a somewhat negligible foreign currency effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $28.0 million and $21.2 million for the three and nine months ended September 30, 2008.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes described below, approximately 45% and 93% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $7.9 million and $6.5 million, respectively, and the change in our quarterly net income would be $378,000 and $85,000, respectively.  At the present time, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of September 30, 2008 and December 31, 2007, we have recorded a cumulative unrealized foreign currency translation gain of approximately $27.0 million and $48.2 million, respectively.

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

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase in short-term interest rates would have resulted in approximately $81,000 increase in our 2008 Quarter Australian and New Zealand interest expense while a 1% decrease in short-term interest rates would have resulted in approximately $84,000 decrease the 2008 Quarter of Australian and New Zealand interest expense.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 - Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our filings on Form 10-Q for the quarter ended June 30, 2008.

For a description of the concession of the case of Reading Entertainment, Inc. against the IRS, see the Tax Audit/Litigation section within the Litigation section of Note 13 – Commitments and Contingencies, above.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

For a description of grants of stock to certain executives, see the Stock Based Compensation section under Note 2 – Stock-Based and Equity Compensation, above.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Securities Holders

None.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits

10.77	Form of Indemnity, as routinely granted to the Company’s officers and directors, filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date:	November 7, 2008	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	November 7, 2008	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer