Form 10-K
period 2008-12-31
READING INTERNATIONAL INC
filed 2009-03-16
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 1-8625
READING INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization) 500 Citadel Drive, Suite 300 Commerce, CA (Address of principal executive offices)	95-3885184 (I.R.S. Employer Identification Number) 90040 (Zip Code)

Registrant’s telephone number, including Area Code:  (213) 235-2240

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Nonvoting Common Stock, $0.01 par value	NYSE Alternext US
Class B Voting Common Stock, $0.01 par value	NYSE Alternext US

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
Large accelerated filer  ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 16, 2009, there were 20,987,115 shares of Class A Non-voting Common Stock, par value $0.01 per share and 1,495,490 shares of Class B Voting Common Stock, par value $0.01 per share, outstanding. The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $127,928,176 as of June 30, 2008.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2008
INDEX

PART I

Item 1 – Our Business

General Description of Our Business

Reading International, Inc., a Nevada corporation (“RDI”), was incorporated in 1999 incident to our reincorporation in Nevada.  Our Class A Nonvoting Common Stock (“Class A Stock”) and Class B Voting Common Stock (“Class B Stock”) are listed for trading on the NYSE Alternext US under the symbols RDI and RDI.B.  Our principal executive offices are located at 500 Citadel Drive, Suite 300, Commerce, California 90040.  Our general telephone number is (213) 235-2240 and our website is www.readingrdi.com.  It is our practice to make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with or furnished it to the Securities and Exchange Commission.  In this Annual Report, we from time to time use terms such as the “Company,” “Reading” and “we,” “us,” or “our” to refer collectively to RDI and our various consolidated subsidiaries and corporate predecessors.

We are an internationally diversified company principally focused on the development, ownership and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

(1)	Cinema Exhibition, through our 58 multiplex theatres, and

(2)	Real Estate, including real estate development and the rental of retail, commercial and live theatre assets.

We believe that these two business segments can complement one another, as the comparatively consistent cash flows generated by our cinema operations can be used to fund the front-end cash demands of our real estate development business.

At December 31, 2008, the book value of our assets was approximately $370.1 million; and as of that same date, we had a consolidated stockholders’ book equity of approximately $65.8 million.  Calculated based on book value, approximately $135.9 million of our assets relate to our cinema activities and approximately $209.3 million of our assets relate to our real estate activities.  At December 31, 2008, the allocation between our cinema assets and our non-cinema assets was approximately 37% and 63%, respectively.

For additional segment financial information, please see Note 22 – Business Segments and Geographic Area Information to our 2008 Consolidated Financial Statements.

Recognizing that we are part of a world economy, we have concentrated our assets in three countries: the United States, Australia and New Zealand.  We currently have approximately 38% of our assets (based on net book value) in the United States, 44% in Australia and 18% in New Zealand compared to 22%, 53% and 25% at the end of

2007.  For 2008, our gross revenues in these jurisdictions were $99.8 million, $67.8 million, and $23.7 million, respectively, compared to $31.2 million, $57.8 million and $24.4 million for 2007.  The principal reason for these changes was the acquisition of the Consolidated circuit in Hawaii and the California multiplex cinemas and the declining value of the Australian and New Zealand dollars as compared to the US dollar, as discussed earlier.

For additional financial information concerning the geographic distribution of our business, please see Note 22 – Business Segments and Geographic Area Information to our 2008 Consolidated Financial Statements.

While we do not believe the cinema exhibition business to be a growth business at this time, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in a recessionary or inflationary environment.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular, and competitively priced option.  However, since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see our future asset growth coming more from our real estate development activities and from the acquisition of existing cinemas rather than from the development of new cinemas.  Over time, we anticipate that our cinema operations will become increasingly a source of cash flow to support our real estate oriented activities, rather than a focus of growth, and that our real estate activities will, again, over time become the principal thrust of our business.  We also, from time to time, invest in the shares of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses.  Also, in the current environment, we intend to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and which we believe to be resistant to current recessionary trends.

Consistent with this philosophy, on February 22, 2008 we acquired fifteen leasehold cinemas representing a total of 181 screens for $70.2 million.  These cinemas are located in Hawaii and California and, since the acquisition date through to December 31, 2008 produced gross revenues of $66.9 million.  This acquisition was financed, principally with a combination of institutional and seller financing totaling $71.0 million.  The purchase price is subject to downward adjustment depending upon future circumstances, up to a maximum possible downward adjustment of $21.0 million.

On September 16, 2008, we entered into a sale option agreement to sell our Auburn real estate property and cinema for $28.5 million (AUS$36.0 million).  The sale option agreement calls for an initial option payment of $948,000 (AUS$1.2 million), received on the agreement date, and four option installment payments of $316,000 (AUS$400,000), $316,000 (AUS$400,000), $316,000 (AUS$400,000), and $948,000 (AUS$1.2 million) payable over the subsequent 9 months.  As of December 31, 2008, we have received $1.3 million (AUS$1.6 million) in payments associated with this option agreement.  The option comes to term on November 1, 2009 at which time the balance of $25.6 million (AUS$32.4 million) is due and payable.  At any time during the 13-month option, the buyer may decline to move further in the sale process resulting in a forfeiture of all previous option payments.

During 2008, we have acquired or entered into agreements to acquire four contiguous properties in Brisbane, Australia, of approximately 50,000 square feet, which we intend to develop.  The aggregate purchase price of these properties is $10.1 million (AUS$13.7 million), of which $2.5 million (AUS$2.8 million) relates to the three properties that have been acquired and $7.6 million (AUS$10.9 million) relates to the one property that is under contract to be acquired.  Our obligation to close on the fourth property is subject to certain conditions (which we may waive) including a rezoning of certain of the four properties.

Historically, we have endeavored to match the currency in which we have financed our development with the jurisdiction within which these developments are located.  However, in February 2007 we broke with this policy and privately placed $50.0 million of 20-year Trust Preferred Securities, with dividends fixed at 9.22% for the first five years, to serve as a long term financing foundation for our real estate assets and to pay down our New Zealand and Australia Dollar denominated debt.  Although structured as the issuance of trust-preferred securities by a related trust, the financing is essentially the same as an issuance of fully subordinated debt: the payments are tax deductible to us and the default remedies are the same as debt.

However, during the first quarter of 2009, we took advantage of current market illiquidity for securities such as our Trust Preferred Securities to repurchase $22.9 million in face value of those securities for $11.5 million.  In addition, in December 2008 we secured a waiver of all financial covenants with respect to our Trust Preferred Securities for a period of nine years, in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million and a contractual obligation to pay $270,000 in December 2011 and $270,000 in December 2014.  In the event that the remaining payments are not made, the only remedy is the termination of the waiver.  Because of this transaction, we once again have substantially matched the currency in which we have financed our developments with the jurisdictions in which these developments are located.

In summary, while we do have operating company attributes, we see ourselves principally as a hard asset company and intend to add to shareholder value by building the value of our portfolio of tangible assets including both entertainment and other types of land, brick, and mortar assets.  We are endeavoring to maintain a reasonable asset allocation between our domestic and overseas assets and operations, and between our cash generating cinema operations and our cash consuming real estate development activities.  We believe that by blending the cash generating capabilities of a cinema company with the investment and development opportunities of a real estate development company, we are unique among public companies in our business plan.

At December 31, 2008, our principal assets included:

•	interests in 56 cinemas comprising some 459 screens;

•	fee interests in four live theatres (the Union Square, the Orpheum and Minetta Lane in Manhattan and the Royal George in Chicago);

•
fee ownership of approximately 1.2 million square feet of developed commercial real estate, and approximately 15.3 million square feet of land (including approximately 5.3 million square feet of land held for development), located principally in urbanized areas of Australia, New Zealand and the United States; and

•	cash, cash equivalents and investments in marketable securities aggregating $34.0 million.

Our Cinema Exhibition Activities and Business

General

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

•
second, cinemas can be used as anchors for larger retail developments and our involvement in the cinema business can give us an advantage over other real estate developers or redevelopers who must identify and negotiate exclusively with third party anchor tenants;

•
third, pure cinema operators can get themselves into financial difficulty as demands upon them to produce cinema based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites.  While we believe that there will continue to be attractive cinema acquisition opportunities in the future, and believe that we have taken advantage of one such opportunity through our purchase of Consolidated Cinemas, we do not feel pressure to build or acquire cinemas for the sake of simply adding on units.  We intend to focus our cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us; and

•
fourth, we are never afraid to convert an entertainment property to another use, if there is a higher and better use of our property, or to sell individual assets, if we are presented with an attractive opportunity.

Our current cinema assets are as set forth in the following chart:

	Wholly Owned	Consolidated[1]	Unconsolidated[2]	Managed[3]	Totals
Australia	18 cinemas 135 screens	3 cinemas 16 screens	1 cinema[4] 16 screens	None	22 cinemas 167 screens
New Zealand	9 cinemas 48 screens	None	3 cinemas[5] 16 screens	None	12 cinemas 64 screens
United States	21 cinemas 222 screens	1 cinema[6] 6 screens	None	2 cinemas 9 screens	24 cinemas 237 screens
Totals	48 cinemas 405 screens	4 cinemas 22 screens	4 cinemas 32 screens	2 cinemas 9 screens	58 cinemas 468 screens

1 Cinemas owned and operated through consolidated, but not wholly owned subsidiaries.
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

We also offer premium class seating and amenities in certain of our cinemas and are in the process of converting certain of our exiting cinemas to provide this premium offering.

Although we operate cinemas in three jurisdictions, the general nature of our operations and operating strategies do not vary materially from jurisdiction to jurisdiction.  In each jurisdiction, our gross receipts derive essentially for box office receipts, concession sales, and screen advertising.  Our ancillary revenues derive principally from theatre rentals (for example, for film festivals and special events), ancillary programming (such as concerts and sporting events) and internet advertising and ticket sales.

 Our cinemas derive approximately 70.4% of their 2008 revenues from box office receipts.  Ticket prices vary by location, and provide for reduced rates for senior citizens and children.

Show times and features are placed in advertisements in local newspapers and on our various websites.  In the United States, film distributors may also advertise certain feature films in various print, radio and television media, as well as on the internet and those costs are generally paid by distributors.  In Australia and New Zealand, the exhibitor typically pays the costs of local newspaper film advertisements, while the distributors are responsible for the cost of any national advertising campaign.

Concession sales account for approximately 25.1% of our total 2008 revenues.  Although certain cinemas have licenses for the sale and consumption of alcoholic beverages, concession products primarily include popcorn, candy, and soda.

Screen advertising and other revenues contribute approximately 4.5% of our total 2008 revenues.  With the exception of certain rights that we have retained to sell to local advertisers, generally speaking, we are not in the screen advertising business and have contracted with a national screen advertising company to provide such advertising for us.

In New Zealand, we also own a one-third interest in Rialto Distribution.  Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.  The remaining 2/3 interest is owned by the founders of the company, who have been in the art film distribution business since 1993.

Management of Cinemas

With two exceptions, we manage all of our cinemas ourselves with executives located in Los Angeles, Manhattan, Melbourne, Australia, and Wellington, New Zealand.  Approximately 1,918 individuals were employed (on a full time or part time basis) in our cinema operations in 2008.  Our three New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner.  While we are principally responsible for the booking of the cinemas, our joint venture partner, SKY City Cinemas, manages the day-to-day operations of these cinemas.  In addition, we have a 1/3 interest in a 16-screen Brisbane cinema.  Greater Union manages that cinema.

Licensing/Pricing

Film product is available from a variety of sources ranging from the major film distributors such as Columbia, Disney, Buena Vista, DreamWorks, Fox, MGM, Paramount, Warner Bros, and Universal, to a variety of smaller independent film distributors such as Miramax.  In Australia and New Zealand, some of those major distributors distribute through local unaffiliated distributors.  The major film distributors dominate the market for mainstream conventional films.  Similarly, most art and specialty films come from the art and specialty divisions of these major distributors, such as Fox’s Searchlight and Miramax.  Generally speaking, film payment terms are based upon an agreed upon percentage of box office receipts which will vary from film to film as films are licensed in Australia, New Zealand and the United States on a film-by-film, theatre by theatre basis.

While in certain markets film may be allocated by the distributor among competitive cinemas, typically in the markets in which we operate, we have access to all conventional film products.  In the art and specialty markets, due to the limited number of prints available, we from time to time are unable to license all of the films that we might desire to play.  In summary, while in some markets we are subject to film allocation, on the whole, access to film product has not in recent periods been a major impediment to our operations.

Competition

In each of the United States, Australia, and New Zealand, film patrons typically select the cinema that they are going to go to first by selecting the film they want to see, and then by selecting the cinema in which they would prefer to see it.  Accordingly, the principal factor in the success or failure of a particular cinema is access to popular film products.  If a particular film is only offered at one cinema in a given market, then customers wishing to see that film will, of necessity, go to that cinema.  If two or more cinemas in the same market offer the same film, then customers will typically take into account factors such as the relative convenience and quality of the various cinemas.  In many markets, the number of prints in distribution is less than the number of exhibitors seeking that film for that market, and distributors typically take the position that they are free to provide or not provide their films to particular exhibitors, at their complete and absolute discretion.

Competition for films can be intense, depending upon the number of cinemas in a particular market.  Our ability to obtain top grossing first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens we can supply to distributors.  Moreover, because of the dramatic consolidation of screens into the hands of a few very large and powerful exhibitors such as Regal and AMC, these mega exhibition companies are in a position to offer distributors access to many more screens in major markets than we can.  Accordingly, distributors may decide to give preferences to these mega exhibitors when it comes to licensing top grossing films, rather than deal with independents such as ourselves.  The situation is different in Australia and New Zealand where typically every major multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex cinema.

Once a patron has selected the film, the choice of cinema is typically impacted by the quality of the cinema experience offered weighed against convenience and cost.  For example, most cinema patrons seem to prefer a modern stadium design multiplex, to an older sloped floor cinema, and to prefer a cinema that either offers convenient access to free parking (or public transport) over a cinema that does not.  However, if the film they desire to see is only available at a limited number of locations, they will typically chose the film over the quality of the cinema and/or the convenience of the cinema.  Generally speaking, our cinemas are modern multiplex cinemas with good and convenient parking.  As discussed further below, the availability of 3D or digital technology can also be a factor in the preference of one cinema over another.

 The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies.  The principal exhibiters in the United States are Regal (with 6,801 screens in 552 cinemas), AMC (with 4,628 screens in 309 cinemas), Cinemark (with 3,742 screens in 293 cinemas), and Carmike (with 2,276 screens in 250 cinemas).  At the present time, we are the 13th largest exhibitor with 1% of the box office in the United States with 222 screens in 21 cinemas.

The principal exhibitors in Australia include a joint venture of Greater Union and Village (GUV) in certain suburban multiplexes.  The major exhibitors control approximately 68% of the total cinema box office: Village/Greater Union/Birch Carroll and Coyle 45% and Hoyts Cinemas (“Hoyts”) 21%.  Greater Union has 243 screens nationally; Village 218 screens; Birch Carroll & Coyle (a subsidiary of Greater Union) 230 screens and Hoyts 333 screens.  By comparison, our 151 screens represent approximately 6% of the total box office.

The major players in New Zealand are Sky Cinemas with 94 screens nationally, Reading with 59 screens (not including partnerships), and Hoyts with 61 screens.  The major exhibitors in New Zealand control approximately 71% of the total box office: Sky Cinemas 31%, Reading 21% and Hoyts 19%, (Sky and Reading market share figures again do not include any partnership theaters).

Greater Union is the owner of Birch Carroll & Coyle.  Generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by a joint venture comprised of Greater Union and Village.  These companies have substantial capital resources.  Village had a publicly reported consolidated net worth of approximately $746.8 million (AUS$781.0 million) at June 30, 2008.  The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately $540.3 million (AUS$565.0 million) at June 30, 2008.  Hoyts is privately held and does not publish financial reports.  Hoyts is currently owned by Pacific Equity Partners.

In Australia, the industry is also somewhat vertically integrated in that Roadshow Film Distributors serves as a distributor of film in Australia and New Zealand for Warner Brothers and New Line Cinema.  Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors.  Hoyts is also involved in film production and distribution.

Digital and 3D

There is currently considerable uncertainty as to the future of digital and 3D exhibition and in-the-home entertainment alternatives and the impact of these technologies on cinema exhibition.  The industry continues to address issues relating to the benefits and detriments of moving from conventional film projection to digital projection technology as well as 3D technology, including:

•	when it will be available on an economically attractive basis;

•	who will pay for the conversion from conventional to digital and 3D technology between exhibitors and distributors;

•	what the impact will be on film licensing expense; and

•	how to deal with security and potential pirating issues if film is distributed in a digital format.

Several major exhibitors have now announced plans to convert their cinemas to digital projection, along with 3D for some of their screens at their various cinemas.  At some point, this will compel us likewise to incur the costs of conversion, as the costs of digital production are much less than the cost of conventional film production, from the studio’s point of view and as distributors will, at some point in time cease distributing film prints.  At the present time, we estimate that it would likely cost in the range of $47.0 million for us to convert our wholly owned cinemas to digital distribution on a worldwide basis.  We have begun the process of converting some of our theatres in the locations where we feel it is best suited and most helpful against the competition.

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

Seasonality

Major films are generally released to coincide with holidays.  With the exception of Christmas and New Years, this fact provides some balancing of our revenues because there is no material overlap between holidays in the United States and those in Australia and New Zealand.  Distributors will delay, in certain cases, releases in Australia and New Zealand to take advantage of Australia and New Zealand holidays that are not celebrated in the United States.

Employees

We have 68 full time executive and administrative employees and approximately 1,918 cinema employees.  Our cinema employees in Hawaii and Wellington, New Zealand are unionized, while our cinema employees in California, New York, New Jersey, and Texas are not.  Our one union contract with respect to our Hawaii cinemas expires on March 31, 2009.  Our union contracts with respect to New Zealand expire on January 31, 2009 and October 1, 2009.  None of our Australia based employees is unionized.  Overall, we are of the view that the existence of these contracts does not materially increase our costs of labor or our ability to compete.  We believe our relations with our employees to be generally good.

Our Real Estate Activities

Our real estate activities have historically consisted principally of:

•
the ownership of fee or long term leasehold interests in properties used in our cinema exhibition activities or which were acquired for the development of cinemas or  cinema based real estate development projects;

•	the acquisition of fee interests for general real estate development;

•	the leasing to shows of our live theatres; and

•	the redevelopment of existing cinema sites to their highest and best use.

While we report our real estate as a separate segment, it has historically operated as an integral portion of our overall business and has principally been in support of that business.  Accordingly, our senior executives oversee and participate in both the cinema and real estate aspects of our business.  We also employ a number of full time real estate professionals to assist us in our non-cinema real estate development activities and non-cinema property management activities.

Our real estate activities, holdings and developments are described in greater detail in Item 2 – Properties, and that discussion is not repeated here.

Item 1A – Risk Factors

Investing in our securities involves risk.  Set forth below is a summary of various risk factors that you should consider in connection with your investment in our company.  This summary should be considered in the context of our overall Annual Report on Form 10K, as many of the topics addressed below are discussed in significantly greater detail in the context of specific discussions of our business plan, our operating results, and the various competitive forces that we face.

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

In the case of our live theatres, we compete for shows not only with other “for profit” off-Broadway theaters, but also with not-for-profit operators and, increasingly, with Broadway theaters.  We believe our live theaters are generally competitive with other off-Broadway venues.  However, due to the increased cost of staging live theater productions, we are seeing an increasing tendency for plays that would historically have been staged in an off-Broadway theatre, moving directly to larger Broadway venues.

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

The narrowing of this so-called “window” for cinema exhibition may be problematic since film-licensing fees have historically been front end loaded.  On the other hand, the significant quantity of films produced in recent periods has probably had more to do, at least to date, with the shortening of the time most movies play in the cinemas, than any shortening of the cinema exhibition window.  In recent periods, there has been discussion about the possibility of eliminating the cinema window altogether for certain films, in favor of a simultaneous release in multiple channels of distribution, such as theaters, pay-per-view, and DVD.  However, again to date, this move has been strenuously resisted by the cinema exhibition industry and we view the total elimination of the cinema exhibition window, while theoretically possible, to be unlikely.

We also face competition from various other forms of beyond-the-home entertainment, including sporting events, concerts, restaurants, casinos, video game arcades, and nightclubs.  Our cinemas also face competition from live theatres and visa versa.

Competition from less expensive in-home entertainment alternatives may be intensified as a result of the current economic recession.

Our cinemas operations depend upon access to film that is attractive to our patrons and our live theatre operations depend upon the continued attractiveness of our theaters to producers.

Our ability to generate revenues and profits is largely dependent on factors outside of our control, specifically, the continued ability of motion picture and live theater producers to produce films and plays that are attractive to audiences, and the willingness of these producers to license their films to our cinemas and to rent our theatres for the presentation of their plays.  To the extent that popular movies and plays are produced, our cinema and live theatre activities are ultimately dependent upon our ability, in the face of competition from other cinema and live theater operators, to book these movies and plays into our facilities.

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

Real Estate Development and Ownership Business Risks

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

Events and conditions generally applicable to developers, owners, and operators of real property will affect our performance as well.  These include (i) changes in the national, regional and local economic climate, (ii) local conditions such as an oversupply of, or a reduction in demand for commercial space and/or entertainment oriented properties, (iii) reduced attractiveness of our properties to tenants; (iv) competition from other properties, (v) inability to collect rent from tenants, (vi) increased operating costs, including real estate taxes, insurance premiums and utilities, (vii) costs of complying with changes in government regulations, and (viii) the relative illiquidity of real estate investments.  In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in declining rents or increased lease defaults.

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

•
The construction of the project on time and on budget.  Construction risks include the availability and cost of finance; the availability and costs of material and labor, the costs of dealing with unknown site conditions (including addressing pollution or environmental wastes deposited upon the property by prior owners), inclement weather conditions, and the ever-present potential for labor related disruptions.

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

The ownership of investment properties involves risks, such as:  (i) ongoing leasing and re-leasing risks, (ii) ongoing financing and re-financing risks, (iii) market risks as to the multiples offered by buyers of investment properties, (iv) risks related to the ongoing compliance with changing governmental regulation (including, without limitation, environmental laws and requirements to remediate environmental contamination that may exist on a property (such as, by way of example, asbestos), even though not deposited on the property by us) (v) relative illiquidity compared to some other types of assets, and (vi) susceptibility of assets to uninsurable risks, such as biological, chemical or nuclear terrorism.  Furthermore, as our properties are typically developed around an entertainment use, the attractiveness of these properties to tenants, sources of finance and real estate investors will be influenced by market perceptions of the benefits and detriments of such entertainment type properties.

International Business Risks

Our international operations are subject to a variety of risks, including the following:

•
Risk of currency fluctuations.  While we report our earnings and assets in US dollars, substantial portions of our revenues and of our obligations are denominated in either Australian or New Zealand dollars.  The value of these currencies can vary significantly compared to the US dollar and compared to each other.  We typically have not hedged against these currency fluctuations, but rather have relied upon the natural hedges that exist as a result of the fact that our film costs are typically fixed as a percentage of box office, and our local operating costs and obligations are likewise typically denominated in local currencies.  However, we do have debt at our parent company level that is serviced by our overseas cash flow and our ability to service this debt could be adversely impacted by declines in the relative value of the Australian and New Zealand Dollar compared to the US Dollar.  Set forth below is a chart of the exchange ratios between these three currencies over the past twenty years:

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

Operating Results, Financial Structure and Certain Tax Matters

From time to time, we may have negative working capital.

In recent years, as we have invested our cash in new acquisitions and the development of our existing properties, and from time to time we have had negative working capital.  This negative working capital, which we consider to be akin to an interest free loan, is typical in the cinema exhibition industry, since revenues are received in advance of our obligation to pay film licensing fees, rent and other costs.

We have substantial short to medium term debt.

Generally speaking, we have historically financed our operations through relatively short-term debt.  No assurances can be given that we will be able to refinance this debt, or if we can, that the terms will be reasonable.  However, as a counterbalance to this debt, we have significant unencumbered real property assets, which could be sold to pay debt or encumbered to assist in the refinancing of existing debt, if necessary.

In February 2007, we issued $50.0 million in 20-year Trust Preferred Securities, and utilized the net proceeds principally to retire short-term bank debt in New Zealand and Australia.  However, the interest rate on our Trust Preferred Securities is only fixed for five years, and since we have used US Dollar denominated obligations to retire debt denominated in New Zealand and Australian Dollars, this transaction and use of net proceeds has increased our exposure to currency risk.  In the first quarter of 2009, we repurchased $22.9 million of our Trust Preferred Securities at a 50% discount.

In connection with the financing of 15 additional cinemas in 2008, we have taken on substantial additional debt.  This transaction was, in essence, 100% financed, resulting in an increase in our debt for book purposes from $177.2 million at December 31, 2007 to $248.2 million as of February 22, 2008.  As of December 31, 2008, this total debt had been reduced to $239.2 million.

At the present time, the corporate borrowers both domestically and internationally are facing a severe shortage of liquidity.  No assurances can be given that we will be able to refinance our debt as it becomes due.

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

The Internal Revenue Service has given us notice of a claimed liability of $20.9 million in back taxes, plus interest of $19.6 million.

While we believe that we have good defenses to this liability, the claimed exposure is substantial compared to our net worth, and significantly in excess of our current or anticipated near term liquidity.  This contingent liability is discussed in greater detail under Item 3 – Legal Proceedings:  Tax Audit.  If we were to lose on this matter, we would also be confronted with a potential additional $5.4 million in taxes to the California Franchise Tax Board, plus interest of approximately $5.8 million.

Our stock is thinly traded.

Our stock is thinly traded, with an average daily volume in 2008 of only approximately 4,600 shares.  This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Ownership Structure, Corporate Governance, and Change of Control Risks

The interests of our controlling stockholder may conflict with your interests.

Mr. James J. Cotter beneficially owns 68.5% of our outstanding Class B Voting Common Stock.  Our Class A Non-Voting Common Stock is essentially non-voting, while our Class B Voting Common Stock represents all of the voting power of our Company.  As a result, as of December 31, 2008, Mr. Cotter controlled 68.5% of the voting power of all of our outstanding common stock.  For as long as Mr. Cotter continues to own shares of common stock representing more than 50% of the voting power of our common stock, he will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock.  Mr. Cotter will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Mr. Cotter but not to other stockholders.  In addition, Mr. Cotter and his affiliates have controlling interests in companies in related and unrelated industries.  In the future, we may participate in transactions with these companies (see Note 25 – Related Parties and Transactions).

Since we are a Controlled Company, our Directors have determined to take advantage of certain exemptions provide by the NYSE Alternext US from the corporate governance rules adopted by that Exchange.

Generally speaking, the NYSE Alternext US requires listed companies to meet certain minimum corporate governance provisions.  However, a Controlled Corporation, such as we, may elect not to be governed by certain of these provisions.  Our board of directors has elected to exempt our Company from requirements that (i) at least a majority of our directors be independent, (ii) nominees to our board of directors be nominated by a committee comprised entirely of independent directors or by a majority of our Company’s independent directors, and (iii) the compensation of our chief executive officer be determined or recommended to our board of directors by a compensation committee comprised entirely of independent directors or by a majority of our Company’s independent directors.  Notwithstanding the determination by our board of directors to opt-out of these NYSE Alternext US requirements, a majority of our board of directors is nevertheless currently comprised of independent directors, and our compensation committee is nevertheless currently comprised entirely of independent directors.

Item 1B - Unresolved Staff Comments

None.

Item 2 – Properties

Executive and Administrative Offices

We lease approximately 8,582 square feet of office space in Commerce, California to serve as our executive headquarters.  We own a 9,000 square foot office building in Melbourne, Australia, which serves as the headquarters for our Australia and New Zealand operations.  We occupy approximately 2,000 square feet at our Village East leasehold property for administrative purposes.  We also own a residential condominium unit in Los Angeles, used as executive office and residential space by our Chairman and Chief Executive Officer.

Entertainment Properties

Entertainment Use Leasehold Interests

As of December 31, 2008, we lease approximately 2.16 million square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	1,002,625	2010 – 2049
Australia	817,820	2016 – 2049
New Zealand	340,000	2023 – 2034

On February 22, 2008, we acquired 15 pre-existing cinemas from a third party, comprising approximately 727,000 square feet of cinema improvements in the United States.  This space is reflected in the above table.

Entertainment Use Fee Interests

In Australia, we own as of December 31, 2008 approximately 3.2 million square feet of land at eight locations plus one strata title estate consisting of 22,000 square feet.  Most of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth, and Sydney, including the 50.6-acre Burwood site in suburban Melbourne that we are holding for development and which is anticipated to include a cinema component.  Of these fee interests, approximately 809,000 square feet is currently improved with cinemas.

In New Zealand, we own as of December 31, 2008 a 152,000 square foot site, which includes an existing 335,000 square foot, nine-level parking structure in the heart of Wellington, the capital of New Zealand.  All but 38,000 square feet of the Wellington site has been developed as an ETRC that incorporates the existing parking garage.  The remaining land is currently leased and is slated for development as phase two of our Wellington ETRC.  We own the fee interests underlying three additional cinemas in New Zealand, which properties include approximately 12,000 square feet of ancillary retail space.

In the United States, we own as of December 31, 2008, on a consolidated basis, approximately 126,000 square feet of improved real estate comprised of four live theater buildings which include approximately 58,000 square feet of leasable space, the fee interest in our Cinemas 1, 2 & 3 in Manhattan (held through a limited liability company in which we have a 75% managing member interest).

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

We are primarily in the business of leasing theatre space.  However, we may from time to time participate as an investor in a play, which can help facilitate the production of the play at one of our facilities, and do from time to time rent space on a basis that allows us to share in a productions revenues or profits.  Revenues, expenses, and profits are reported as apart of the real estate segment of our business.

Joint Venture Cinema Interests

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

•	in New Zealand, we own a 50% unincorporated joint venture interest in three cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, and Dunedin.

•
in the United States, we own a 50% membership interest in Angelika Film Center, LLC, which holds the lease to the approximately 17,000 square foot Angelika Film Center & Café in the Soho district of Manhattan.  We also hold the management rights with respect to this asset.  We also own a 75% managing member interest in the limited liability company that owns our Cinemas 1, 2 & 3 property.

Income Producing Real Estate Holdings

We own, as of December 31, 2008 fee interests in approximately 920,000 square feet of income producing properties (including certain properties principally occupied by our cinemas).  In the case of properties leased to our cinema operations, these numbers include an internal allocation of “rent” for such facilities.

Property[7]	Square Feet of Improvements (rental/entertainment)	Percentage Leased	Gross Book Value (in U.S. Dollars)
Auburn 100 Parramatta Road Auburn, NSW, Australia	57,000 / 57,000 Plus an 871-space subterranean parking structure	81%	$23,561,000
Belmont Knutsford Ave and Fulham St Belmont, WA, Australia	19,000 / 49,000	76%	$10,558,000
Cinemas 1, 2 & 3[8] 1003 Third Avenue Manhattan, NY, USA	0 / 24,000	N/A	$23,812,000
Courtenay Central 100 Courtenay Place Wellington, New Zealand	38,000 / 68,000 Plus a 245,000 square foot parking structure	76%	$18,455,000
Invercargill Cinema 29 Dee Street Invercargill, New Zealand	7,000 / 20,000	85%	$ 1,916,000
Lake Taupo Motel 138-140 Lake Terrace Road Taupo, New Zealand	22,000 / 0	Short-term rentals	$ 2,397,000
Maitland Cinema Ken Tubman Drive Maitland, NSW, Australia	0 / 22,000	N/A	$ 1,661,000
Minetta Lane Theatre 18-22 Minetta Lane Manhattan, NY, USA	0 / 9,000	N/A	$ 8,299,000
Napier Cinema 154 Station Street Napier, New Zealand	5,000 / 18,000	100%	$ 2,148,000
Newmarket Newmarket, QLD, Australia	93,000 / 0	100%	$30,164,000
Orpheum Theatre 126 2nd Street Manhattan, NY, USA	0 / 5,000	N/A	$ 3,282,000
Royal George 1633 N. Halsted Street Chicago, IL, USA	37,000 / 23,000 Plus 21,000 square feet of parking	91%	$ 3,403,000
Rotorua Cinema 1281 Eruera Street Rotorua, New Zealand	0 / 19,000	N/A	$ 2,088,000
Union Square Theatre 100 E. 17th Street Manhattan, NY, USA	21,000 / 17,000	100%	$ 9,217,000

7 A number of our real estate holdings include entertainment components rented to one or more of our subsidiaries.  The rental area to such subsidiaries is noted under the entertainment square footage.  Rental square footage refers to the amount of area available to be rented to third parties and the percentage leased is the amount of rental square footage currently leased to third parties.  The gross book value refers to the gross carrying cost of the land and buildings of the property.  Book value and rental information are as of December 31, 2008.
8 This property is owned by a limited liability company in which we hold a 75% managing interest.  The remaining 25% is owned by Sutton Hill Investments, LLC, a company owned in equal parts by our Chairman and Chief Executive Officer, Mr. James J. Cotter, and Michael Forman, a major shareholder in our Company.

Long-Term Leasehold Real Estate Holdings

In addition, in certain cases we have long-term leases that we view more akin to real estate investments than cinema leases.  As of December 31, 2008, we had approximately 179,000 square foot of space subject to such long-term leases.

Property[9]	Square Footage (rental/entertainment)	Percentage Leased	Gross Book Value (in U.S. Dollars)
Manville	0 / 46,000	N/A	$1,873,000
Tower	0 / 16,000	N/A	$ 260,000
Village East	5,000 / 37,000	100%	$3,086,000
Waurn Ponds	6,000 / 52,000	100%	$4,915,000

9 A number of our long-term leasehold real estate properties include entertainment components rented to one or more of our subsidiaries.  The rental area to such subsidiaries is noted under the entertainment square footage.  Rental square footage refers to the amount of area available to be rented to third parties, and the percentage leased is the amount of rental square footage currently leased to third parties.  Book value includes the entire investment in the leased property, including any cinema fit-out.  Rental and book value information is as of December 31, 2008.

Real Estate Development Properties

We are engaged in several real estate development projects:

Property[10]	Square Footage/ Acreage	Gross Book Value (in U.S. Dollars)	Status
Auburn, Sydney, Australia Land adjacent to our existing development	2.1 acres	$1,415,000	Currently held for sale with the rest of the ETRC and cinema under a 13 month option contract that ends in October 2009
Burwood, Victoria, Australia	50.6 acres	$38,026,000
Development Overlay Plan approved in December 2008 for 394,000 sq ft retail, 211,000 sq ft service/ noncore retail, 215,000 sq ft Commercial office, 700 dwellings.  Next steps are determining staging and Town planning applications.  Land filling works on hold.

Courtenay Central, Wellington, New Zealand Land adjacent to our existing development	0.9 acre	$2,504,000	Have regulatory approval for expansion; on hold pending demand for retail space to improve.
Indooroopilly, Brisbane, Australia	11,162 sq ft	$7,810,000	28,000 square foot grade A commercial office building under construction. Anticipated completion date: March 23, 2009.
Moonee Ponds, Victoria, Australia	3.3 acres	$9,664,000	In planning stages of determining best use depending on factors including development of adjacent properties. Zoned for high-density as a “Principal Activity Area.”
Taringa, Queensland, Australia	Own 1.2 acres, and under contract for a further 1.5 acres	$3,056,000	Working on plans to develop 225,000 to 350,000 square feet of a commercial, retail, and residential development conditional upon obtaining a rezoning approval.
Newmarket, Queensland, Australia Land adjacent to our existing development	13,390 sq. ft.	$1,886,000	Analyzing if plans for cinema should be replaced with plans for additional retail space.
Lake Taupo, Taupo, New Zealand Land adjacent to our existing development	0.5 acre	$582,000	A 20,000 square foot residential development site that is currently subject to development review.
Manakau, Auckland, New Zealand	64.0 acres	$7,234,000
Zoned for agriculture, currently used for horticulture commercial purposes.  We have formed a consortium with adjacent landowners and have completed a master plan to rezone our land and the neighbors’ lands into a distribution and manufacturing industrial park.

10 A number of our real estate holdings include additional land held for development.  In addition, we have acquired certain parcels for future development.  The gross book value includes, as applicable, the land, building, development costs, and capitalized interest.

Other Property Interests and Investments

Place 57, Manhattan

We own a 25% membership interest in the limited liability company that has developed the site of our former Sutton Cinema on 57th Street just east of 3rd Avenue in Manhattan, as a 143,000 square foot residential condominium tower, with the ground floor retail unit and the resident manager’s apartment.  The project is sold out.  At December 31, 2008, all debt on the project had been repaid, and we had received distributions totaling $11.7 million from this project, on an investment of $3.0 million made in 2004.  The remaining commercial unit was sold in February 2009 for approximately $4.0 million.

Malulani Investments, Limited

In 2006, we acquired an 18.4% equity interest in Malulani Investments, Limited (“MIL”) a closely held private company organized under the laws of the State of Hawaii.  The assets of MIL consist principally of commercial properties in Hawaii and California.  Incident to the settlement of certain litigation, we have agreed to sell this interest to MIL’s controlling shareholder,  See Item 3, Legal Proceedings.

Landplan Property Partners, Ltd

In 2006, we formed Landplan Property Partners, Ltd (“Reading Landplan”) to identify, acquire and develop or redevelop properties on an opportunistic basis in Australia and New Zealand.  These properties are held in separate special purpose entities, which are collectively referred to “Reading Landplan”.  The Chief Executive Officer of Reading Landplan has, as a part of his compensation arrangement, what is now a 15% incentive interest in each of the various special purpose entities.  That incentive interest is (i) subordinated to our right to receive an 11% compounded return on investment and (ii) calculated on a aggregate or pooled basis taking into account the performance of all of the properties held by these special purpose entities.

Non-operating Properties

We own the fee interest in 25 parcels comprising 195 acres in Pennsylvania and Delaware.  These acres consist primarily of vacant land.  We believe the value of these properties to be immaterial to our asset base, and while they are available for sale, we are not actively involved in the marketing of such properties.  With the exception of certain properties located in Philadelphia (including the raised railroad bed leading to the old Reading Railroad Station), the properties are principally located in rural areas of Pennsylvania and Delaware.  Additionally, we own a condominium in the Los Angeles, California area that is used for offsite corporate meetings and by our Chief Executive Officer when he is in town.  These properties are unencumbered with any debt and lien free.

Item 3 – Legal Proceedings

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) has completed its audits of the tax return of Reading Entertainment Inc. (RDGE) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (CRG) for its tax year ended June 30, 1997.  These companies are each now wholly owned subsidiaries of RDI, but for the time periods under audit, were not consolidated with RDI for tax purposes.  With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia, of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”).  The Stater Stock was received by RDGE from CRG as a part of a private placement of securities by RDGE, which closed in October 1996.  A second issue involving an equipment-leasing transaction entered into by RDGE (discussed below) has been conceded by RDGE resulting in a net tax refund.

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”).  The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG.  As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE.  This proposed change would result in an additional tax liability for CRG of approximately $20.9 million plus interest of approximately $19.6 million as of December 31, 2008.  In addition, this proposal would result in California tax liability of approximately $5.4 million plus interest of approximately $5.8 million as of December 31, 2008.  Accordingly, this proposed change represented, as of December 31, 2008, an exposure of approximately $51.7 million.

Moreover, California has “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income.  While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers.  Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $55.7 million.  We have accrued $5.5 million in accordance with the cumulative probability approach prescribed in FIN 48 in relation to this exposure and believe that the possible total settlement amount will be between $5.5 million and $55.7 million.

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

We intend to litigate aggressively the Stater matter in the U.S. Tax Court and an appeal was filed with the court on September 26, 2006.  While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of these matters.  We are currently in the discovery process and the trial is scheduled for September 2009.

Since these tax liabilities relate to time periods prior to the Consolidation of CDL, RDGE, and CRG into Reading International, Inc. and since RDGE and CRG continue to exist as wholly owned subsidiaries of RDI, it is expected that any adverse determination would be limited in recourse to the assets of RDGE or CRG, as the case may be, and not to the general assets of RDI.  At the present time, the assets of these subsidiaries are comprised principally of RDI securities.  Accordingly, we do not anticipate, even if there were to be an adverse judgment in favor of the IRS that the satisfaction of that judgment would interfere with the internal operation or result in any levy upon or loss of any of our material operating assets.  However, the satisfaction of any such adverse judgment would result in a material dilution to existing stockholder interests.

The N/D issued to RDGE was conceded by RDGE in August 2008.  The net result is expected to be approximately $70,000 in refunds of federal and state income taxes.

Environmental and Asbestos Claims

Certain of our subsidiaries were historically involved in railroad operations, coal mining, and manufacturing.  Also, certain of these subsidiaries appear in the chain of title of properties that may suffer from pollution.  Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws.  Also, we are in the real estate development business and may encounter from time to time unanticipated environmental conditions at properties that we have acquired for development.  These environmental conditions can increase the cost of such projects, and adversely affect the value and potential for profit of such projects.  We do not currently believe that our exposure under applicable environmental laws is material in amount.

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

We are in the process of remediating certain environmental issues with respect to our 50-acre Burwood site in Melbourne.  That property was at one time used as a brickworks and we have discovered petroleum and asbestos at the site.  During 2007, we developed a plan for the remediation of these materials, in some cases through removal and in other cases through encapsulation.  As of December 31, 2008, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $8.1 million (AUS$9.6 million) and as of that date we had incurred a total of $6.2 million (AUS$7.4 million) of these costs.  We do not believe that this has added materially to the overall development cost of the site, as much of the work is being done in connection with excavation and other development activity already contemplated for the property.

Whitehorse Center Litigation

On October 30, 2000, we commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against our joint venture partner and the controlling stockholders of our joint venture partner in the Whitehorse Shopping Center.  That action is entitled Reading Entertainment Australia Pty, Ltd vs. Burstone Victoria Pty, Ltd and May Way Khor and David Frederick Burr, and was brought to collect on a promissory note (the “K/B Promissory Note”) evidencing a loan that we made to Ms. Khor and Mr. Burr and that was guaranteed by Burstone Victoria Pty, Ltd (“Burstone” and collectively with Ms. Khor and Mr. Burr, the “Burstone Parties”).  The Burstone Parties asserted in defense certain set-offs and counterclaims, alleging, in essence, that we had breached our alleged obligations to proceed with the development of the Whitehorse Shopping Center, causing the Burstone Parties damages.  On May 10, 2005, a mixed judgment was entered by the trial court.  Appeal rights have been exhausted and the net result of that judgment has been the payment to us by the defendants during the 2008 first quarter of $830,000 (AUS$901,000) and $314,000 (AUS$333,000) during the 2008 second quarter.  These payments are each included in other income.

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

In a hearing conducted on November 22 and 29, 2006, we successfully defended an application for summary judgment brought by Mackie and were awarded costs for part of the preparation of our defense to the application.  A bill of costs has been prepared by a cost consultant in the sum of $20,000 (AUS$25,000) (including disbursements).  On April 27, 2007, we received payment for those costs in the sum of $17,000 (AUS$19,000).

Attempts to mediate the dispute have not been successful.  The matter has not yet been fixed for trial, however orders have now been made for the preparation of material for trial, and we expect that the matter will be set down for trial before the end of the year.  We believe that we have adequate support for our position and that a reserve for these claims is not required as the likelihood of an unfavorable outcome is not probable and reasonably capable of being estimated.

Malulani Investments Litigation

In December 2006, we and Magoon Acquisition and Development, LLC, another minority shareholder in Malulani Investments, Limited (“MIL”) commenced a lawsuit against certain officers and directors of MIL alleging various direct and derivative claims for breach of fiduciary duty and waste and seeking, among other things, access to various company books and records.  As certain of these claims were brought derivatively, MIL was also named as a defendant in that litigation.  That case was brought in the Circuit Court of the First Circuit Hawaii, in Honolulu, and is called Magoon Acquisition & Development, LLC; a California limited liability company, Reading International, Inc.; a Nevada corporation, and James J. Cotter vs. Malulani Investments, Limited, a Hawaii Corporation, Easton T. Mason; John R. Dwyer, Jr.; Philip Gray; Kenwei Chong (Civil No. 06-1-2156-12 (GWBC).

On July 26, 2007, the Court granted the motion of The Malulani Group, Limited, the controlling shareholder of MIL (“TMG”), to intervene in the Hawaii action.  On March 24, 2008, MIL filed a counter claim against us, alleging that our purpose in bringing the lawsuit was to harass and harm MIL, and that we should be liable to MIL for the damage resulting from our harassment, including the bringing of our lawsuit (the “MIL Counterclaim”).

On March 11, 2009, we and Magoon LLC agreed to terms of settlement (the “Settlement Terms”) with respect to this lawsuit.  Under the Settlement Terms, we and Magoon LLC will receive $2.5 million in cash, a $6.75 million three-year 6.25% secured promissory note (issued by TMG), and a ten year “tail interest” in MIL and TMG which allows us, in effect, to participate in certain distributions made or received by MIL, TMG and/or, in certain cases, the shareholders of TMG.  However, the tail interest continues only for a period of ten years and no assurances can be given that we will in fact receive any distributions with respect to this Tail Interest.

Pursuant to the Settlement Terms, we will transfer all of our interests in MIL to TMG and Magoon LLC will transfer all of its interest in MIL and TMG to TMG, and there will be a mutual release of claims.  Mr. Cotter, our Chairman, Chief Executive Officer and principal shareholder and a director of MIL, is simultaneously settling his related claims for mutual general releases and resigning from the Board of Directors of MIL.

Under the terms of our agreement with Magoon LLC, we are, generally speaking, entitled to receive, on a priority basis, 100% of any proceeds from any disposition of the shares in MIL and TMG held by us or Magoon LLC until we (Reading) have recouped the cost of our investment in MIL and all of our litigation costs.  Accordingly, we will receive virtually all of the cash proceeds of the settlement, plus virtually all distribution with respect to the promissory note, until such time as we have recouped both the cost of our investment in MIL and all of our litigation costs.  Thereafter, Magoon LLC will receive distributions under the promissory note and the Tail Interest (if any) until it has recouped its investment in MIL and TMG.  Thereafter, any distributions under the Tail Interest, if any, will be shared between us and Magoon LLC in accordance with the sharing formula set forth in the Amended and Restated Shareholder Agreement between ourselves and Magoon LLC.  Given the secured nature of the promissory note, we are reasonably comfortable that we will recoup the full amount of our investment in MIL and all of our litigation costs from the proceeds of this settlement.  (See Note 27 – Subsequent Events).

Item 4 – Submission of Matters to a Vote of Security Holders

At our 2008, Annual Meeting of Stockholders held on May 15, 2008, the stockholders voted on the following proposals:

•	by the following vote, our eight directors were reelected to serve on the Board of Directors until the 2009 Annual Meeting of Stockholders:

Election of Directors	For	Withheld
James J. Cotter	1,420,553	66,048
Eric Barr	1,486,551	50
James J. Cotter, Jr.	1,420,491	66,110
Margaret Cotter	1,420,711	65,890
William D. Gould	1,420,753	65,848
Edward L. Kane	1,486,529	72
Gerard P. Laheney	1,486,551	50
Alfred Villaseñor	1,486,529	72

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999 and, following the consummation of a consolidation transaction on December 31, 2001 (the “Consolidation”), is now the owner of the consolidated businesses and assets of Reading Entertainment, Inc. (“RDGE”), Craig Corporation (“CRG”), and Citadel Holding Corporation (“CDL”).  Following the consolidation, we changed our name to Reading International, Inc. and were listed on the American Stock Exchange (AMEX).  Effective January 2, 2002, our common stock traded on the AMEX under the symbols RDI.A and RDI.B.  In March 2004, we changed our nonvoting stock symbol from RDI.A to RDI.  Due to the 2008 purchase of the AMEX by the NYSE Alternext US, we are now listed on that exchange.

The following table sets forth the high and low closing prices of the RDI and RDI.B common stock for each of the quarters in 2008 and 2007 as reported by NYSE Alternext US:

		Class A Nonvoting		Class B Voting
		Common Stock		Common Stock
		High	Low	High	Low

2008:	Fourth Quarter	$6.90	$3.70	$8.00	$3.90
	Third Quarter	$8.00	$6.55	$9.25	$7.90
	Second Quarter	$9.70	$7.75	$10.50	$9.25
	First Quarter	$10.00	$9.34	$10.50	$10.00

2007:	Fourth Quarter	$10.22	$9.60	$10.50	$10.00
	Third Quarter	$10.64	$9.53	$10.75	$9.40
	Second Quarter	$9.34	$8.35	$9.57	$8.30
	First Quarter	$8.70	$8.18	$8.50	$8.00

Holders of Record

The number of holders of record of our Class A and Class B Stock in 2008 was approximately 3,500 and 300, respectively.  On March 11, 2009, the closing price per share of our Class A Stock was $2.95, and the closing price per share of our Class B Stock was $4.06.

Dividends on Common Stock

We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend; however, we review this matter on an ongoing basis.

(b)           Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6 – Selected Financial Data

The table below sets forth certain historical financial data regarding our Company.  This information is derived in part from, and should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”), and the related notes to the consolidated financial statements (dollars in thousands, except per share amounts).

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
Revenue	$191,286	$113,404	$100,850	$92,142	$77,231
Gain (loss) from discontinued operations	$562	$1,893	$(249)	$12,325	$(464)
Operating income (loss)	$(4,576)	$5,166	$2,653	$(6,520)	$(6,735)
Net income (loss)	$(18,535)	$(2,103)	$3,856	$989	$(8,463)
Basic earnings (loss) per share – continuing operations	$(0.84)	$(0.18)	$0.18	$(0.51)	$(0.37)
Basic earnings (loss) per share – discontinued operations	$0.02	$0.09	$(0.01)	$0.55	$(0.02)
Basic earnings (loss) per share	$(0.82)	$(0.09)	$0.17	$0.04	$(0.39)
Diluted earnings (loss) per share – continuing operations	$(0.84)	$(0.18)	$0.18	$(0.51)	$(0.37)
Diluted earnings (loss) per share – discontinued operations	$0.02	$0.09	$(0.01)	$0.55	$(0.02)
Diluted earnings (loss) per share	$(0.82)	$(0.09)	$0.17	$0.04	$(0.39)
Other Information:

Shares outstanding	22,482,605	22,482,605	22,476,355	22,485,948	21,998,239
Weighted average shares outstanding	22,477,471	22,478,145	22,425,941	22,249,967	21,948,065
Weighted average dilutive shares outstanding	22,477,471	22,478,145	22,674,818	22,249,967	21,948,065

Total assets	$370,076	$346,071	$289,231	$253,057	$230,227
Total debt	$239,162	$177,195	$130,212	$109,320	$72,879
Working capital (deficit)	$12,516	$6,345	$(6,997)	$(14,282)	$(6,915)
Stockholders’ equity	$65,836	$121,362	$107,659	$99,404	$102,010

EBIT	$(696)	$8,096	$12,723	$6,614	$(4,339)
Depreciation and amortization	$17,868	$10,737	$11,912	$11,166	$10,776
Add: Adjustments for discontinued operations	$690	$1,186	$1,311	$1,842	$2,962
EBITDA	$17,862	$20,019	$25,946	$19,622	$9,399
Debt to EBITDA	13.39	8.85	5.02	5.57	7.75

Capital expenditure (including acquisitions)	$75,167	$42,414	$16,389	$53,954	$33,180
Number of employees at 12/31	1,986	1,383	1,451	1,523	1,677

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

EBIT and EBITDA also fail to take into account the cost of interest and taxes.  Interest is clearly a real cost that for us is paid periodically as accrued.  Taxes may or may not be a current cash item but are nevertheless real costs that, in most situations, must eventually be paid.  A company that realizes taxable earnings in high tax jurisdictions may be ultimately less valuable than a company that realizes the same amount of taxable earnings in a low tax jurisdiction.  EBITDA fails to take into account the cost of depreciation and amortization and the fact that assets will eventually wear out and have to be replaced.

EBITDA, as calculated by us, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of net income (loss) to EBIT and EBITDA is presented below (dollars in thousands):

	2008	2007	2006	2005	2004
Net income (loss)	$(18,535)	$(2,103)	$3,856	$989	$(8,463)
Add: Interest expense, net	15,740	8,161	6,597	4,416	3,078
Add: Income tax expense	2,099	2,038	2,270	1,209	1,046
EBIT	$(696)	$8,096	$12,723	$6,614	$(4,339)
Add: Depreciation and amortization	17,868	10,737	11,912	11,166	10,776
Adjustments for discontinued operations:
Add: Interest expense, net	--	2	11	367	839
Add: Depreciation and amortization	690	1,184	1,300	1,475	2,123

EBITDA	$17,862	$20,019	$25,946	$19,622	$9,399

Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following review should be read in conjunction with the consolidated financial statements and related notes included in our 2008 Annual Report.  Historical results and percentage relationships do not necessarily indicate operating results for any future periods.

Overview

We are an internationally diversified company principally focused on the development, ownership and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

•	Cinema Exhibition, through our 58 multiplex theatres,

•	and Real Estate, including real estate development and the rental of retail, commercial and live theatre assets.

We believe that these two business segments can complement one another, as the comparatively consistent cash flows generated by our cinema operations can be used to fund the front-end cash demands of our real estate development business.

We manage our worldwide cinema businesses under various different brands:

•	in the US, under the Reading, Angelika Film Center, Consolidated Amusements, and City Cinemas brands;

•	in Australia, under the Reading brand; and

•	in New Zealand, under the Reading and Rialto brands.

While we do not believe the cinema exhibition business to be a growth business at this time, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in a recessionary or inflationary environment.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular, and competitively priced option.  However, since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see our future asset growth coming more from our real estate development activities and from the acquisition of existing cinemas rather than from the development of new cinemas.  Over time, we anticipate that our cinema operations will become increasingly a source of cash flow to support our real estate oriented activities, rather than a focus of growth, and that our real estate activities will, again, over time become the principal thrust of our business.  We also, from time to time, invest in the shares of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses.  Also, in the current environment, we intend to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and which we believe to be resistant to current recessionary trends.

Business Climate

Cinema Exhibition - General

There is continuing uncertainty in the film industry as to the future of digital exhibition and in-the-home entertainment alternatives.  In the case of digital exhibition, there is currently considerable discussion within the industry as to the benefits and detriments of moving from conventional film projection to digital projection technology.  There are issues as to when it will be available on an economically attractive basis, as to who will pay for the conversion from conventional to digital technology between exhibitors and distributors, as to what the impact will be on film licensing expense, and as to how to deal with security and potential pirating issues if film is distributed in a digital format.  We have begun the process of converting some of our theatres in the locations where we feel it is best suited and most helpful against the competition.  In the case of in-the-home entertainment alternatives, the industry is faced with the significant leaps achieved in recent periods in both the quality and affordability of in-the-home entertainment systems and in the accessibility to entertainment programming through cable, satellite, and DVD distribution channels.  These are issues common to both our domestic and international cinema operations.

Cinema Exhibition – Australia / New Zealand

The film exhibition industry in Australia and New Zealand is highly concentrated and somewhat vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors, also serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line.  Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow.  Typically, the Major Exhibitors own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas.  Accordingly, we believe it likely that the Major Exhibitors may control upwards of 70% of the total cinema box office in Australia and New Zealand.  Also, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under-shared facility arrangements, and have historically not engaged in head-to-head competition.

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

Real Estate – Australia and New Zealand

Although there has been a noted decrease in real estate market activity, commercial and retail property values have remained somewhat stable in Australia and mildly impacted the market in New Zealand.  Both countries have relatively stable economies with varying degrees of economic growth that are mostly influenced by global trends.  During the latter half of 2008 and into early 2009 interest rates have materially decreased to 40-year lows in Australia and New Zealand.  Up until recently, New Zealand has had consistent growth in rentals and values although project commencements have slowed with indications that construction prices will tighten this year.

            The Australian commercial sector of the real estate market has slowed in Australia during 2008.  The large institutional funds are still seeking out prime assets with premium prices being paid for good retail and commercial investments and development opportunities.  Leasing interest in prime areas such as Brisbane is driving demand.  Sydney and Melbourne residential vacancy rates remain low (approximately 1%) meaning rental properties remain in short supply, which is influencing in a positive way demand and the development activity in that sector.

Real Estate – North America

Commercial real estate prices fell 15% in 2008 and commercial values are down more than 16% from levels in 2007.  These values are an average of the broad U.S. real estate market, and we believe that the value of the real estate we own would be less impacted than the national average. The commercial real estate market has followed the larger economy into a downturn that is likely to last through 2009.  We believe that our real estate is well located in large urban environments and will be the first to see signs of recovery when the U.S. economy starts to recover.

Business Segments

As indicated above, our two primary business segments are cinema exhibition and the holding and development of real estate.  These segments are summarized as follows:

Cinema Exhibition

One of our primary businesses consists of the ownership and operation of cinemas.  At December 31, 2008 we:

•	directly operated 52 cinemas with 427 screens;

•	had interests in certain unconsolidated joint ventures in which we have varying interests, which own an additional 4 cinemas with 32 screens; and

•	managed 2 cinemas with 9 screens.

As part of the above cinemas that we directly operated during 2008, and, consistent with our philosophy to look for opportunities in the cinema exhibition industry, on February 22, 2008, we acquired from two related companies, Pacific Theatres and Consolidated Amusement Theatres, substantially all of their cinema assets in Hawaii of nine complexes (98 screens), San Diego County of four complexes (51 screens), and Northern California of two complexes (32 screens) for $70.2 million.  In total, we acquired fourteen mature leasehold cinemas and the management rights to one additional mature cinema with 8 screens.  In saying that these cinema are “mature” we mean that they have been in operation for some years, and are, in our view, proven performers in their markets.  We refer to these cinemas from time to time in this report as Consolidated Entertainment cinemas.  In addition, during 2008, we opened our Rouse Hill and Dandenong leasehold cinemas in Australia that collectively have 15 screens.

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

Real Estate

For fiscal 2008, our rental generating real estate holdings consisted of the following properties:

•	our Belmont, Western Australia ETRC, our Auburn, New South Wales ETRC and our Wellington, New Zealand ETRC;

•	our Newmarket shopping center in Newmarket, Queensland, a suburb of Brisbane;

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

•
our Lake Taupo property in New Zealand that is currently improved with a motel that we have recently renovated to be condominiums.  A portion of this property includes unimproved land that we do not intend to develop; and

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

On September 16, 2008, we entered into a sale option agreement to sell our Auburn real estate property and cinema for $28.5 million (AUS$36.0 million).  The sale option agreement calls for an initial option payment of $948,000 (AUS$1.2 million), received on the agreement date, and four option installment payments of $316,000

(AUS$400,000), $316,000 (AUS$400,000), $316,000 (AUS$400,000), and $948,000 (AUS$1.2 million) payable over the subsequent 9 months.  As of December 31, 2008, we have received $1.3 million (AUS$1.6 million) in payments associated with this option agreement.  The option comes to term on November 1, 2009 at which time the balance of $25.6 million (AUS$32.4 million) is due and payable.  At any time during the 13-month option, the buyer may decline to move further in the sale process resulting in a forfeiture of all previous option payments.

In 2008, we acquired the following real property interests:

•
Taringa Land.  During the first quarter of 2008, we acquired or entered into agreements to acquire four contiguous properties of approximately 50,000 square feet, for which we are in the planning stages for a mixed-use development project.  The aggregate purchase price of these properties is $10.1 million (AUS$13.7 million), of which $2.5 million (AUS$2.8 million) relates to the three properties that have been acquired and $7.6 million (AUS$10.9 million) relates to the one property that is under contract to be acquired.  Our obligation to close on the fourth property is subject to certain conditions (which we may waive) including a rezoning condition.  We have made a $237,000 (AUS$300,000) deposit on this property.

In 2007, we acquired the following real property interests:

•
Manukau Land.  On July 27, 2007, we purchased through a Landplan Property Partners Ltd. (“Reading Landplan”) property trust a 64.0 acre parcel of undeveloped agricultural real estate for approximately $9.3 million (NZ$12.1 million).  We intend to rezone the property from its current agricultural use to commercial use, and thereafter to redevelop the property in accordance with its new zoning.  No assurances can be given that such rezoning will be achieved, or if achieved, that it will occur in the near term.

•
New Zealand Commercial Property.  On June 29, 2007, we acquired a commercial property for $5.9 million (NZ$7.6 million), rented to an unrelated third party, to be held for current income and long-term appreciation.

•
Cinemas 1, 2 & 3 Building.  On June 28, 2007, we purchased the building associated with our Cinemas 1, 2 & 3 for $100,000 from Sutton Hill Capital (“SHC”).  Our option to purchase that building has been previously disclosed, and was granted to us by SHC at the time that we acquired the underlying ground lease from SHC on June 1, 2005.  As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors, unanimously approved the purchase of the property.  The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.

•
Lake Taupo Property.  On February 14, 2007, we acquired, through a Reading Landplan property trust, a 1.0 acre parcel of commercial real estate for approximately $4.9 million (NZ$6.9 million).  The property was improved with a motel, which we renovated to be condominiums.  A portion of this property includes unimproved land that we do not intend to develop.  This land was determined to have a fair value of $1.8 million (NZ$2.6 million) at the time of purchase and is included on our balance sheet as land held for sale.  The remaining property and its cost basis of $3.1 million (NZ$4.3 million) was included in property under development.  The operating activities of the motel are not material.

•	Tower Ground Lease. On February 8, 2007, we purchased the tenant’s interest in the ground lease underlying the building lease for one of our domestic cinemas for $493,000.

Property Held For or Under Development

For fiscal 2008, our investments in property held for or under development consisted of:

•
an approximately 50.6 acre property located in the Burwood area of Melbourne, Australia, recently rezoned from an essentially industrial zone to a priority zone allowing a variety of retail, entertainment, commercial and residential uses and currently in the planning stages of development;

•
we acquired or entered into agreements to acquire four contiguous properties in the Taringa area of Brisbane, Australia of approximately 50,000 square feet, for which we are in the planning stages for a mixed-use development project;

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

•
a 25% interest, representing an investment of $3.0 million, in the company redeveloping the site of our old Sutton Cinema site in Manhattan, New York.  The property has been redeveloped as an approximately 100,000 square foot residential condominium project with ground floor retail and marketed under the name “Place 57.”  In 2006, the joint venture was able to close on the sales of 59 condominiums resulting in gross sales of $117.7 million and equity earnings from unconsolidated joint venture to us of $8.3 million.  During 2007, this joint venture sold the remaining eight residential condominiums resulting in gross sales of $25.7 million and equity earnings from unconsolidated joint venture to us of $1.3 million.  As of December 31, 2008, we had received distributions totaling $9.5 million from the earnings of this project and we have received $2.1 million of return of capital investment.  The remaining commercial unit was sold in February 2009 for approximately $4.0 million;

•
a 0.3 acre property with a two-story 3,464 square foot building Indooroopilly, Brisbane, Australia.  We are currently developing this property to be a 28,000 square foot grade A commercial office building comprising six floors of office space and two basement levels of parking with 33 parking spaces.  We anticipate this project to be completed by March 2009;

•
the Manukau land parcel was purchased on July 27, 2007 through a Reading Landplan property trust a 64.0 acre parcel of undeveloped agricultural real estate for approximately $9.3 million (NZ$12.1 million).  We intend to rezone the property from its current agricultural use to commercial use, and thereafter to redevelop the property in accordance with its new zoning.  No assurances can be given that such rezoning will be achieved, or if achieved, that it will occur in the near term; and

•	a 1.0-acre parcel of commercial real estate located in Lake Taupo, New Zealand. The property was improved with a motel in which we recently renovated the property’s units to be condominiums.

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

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, at the end of the third quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.  We review internal management reports on a monthly basis as well as monitor current and potential future competition in film markets for indications of potential impairment.  We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment and we take into consideration the seasonality of our business.  If the sum of the estimated future cash flows, undiscounted, were to be less than the carrying amount of the asset, then an impairment would be recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on a discounted cash flow calculation.  Goodwill and intangible assets are evaluated on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value.  There are significant assumptions and estimates used in determining the future cash flows and terminal value.  Accordingly, actual results could vary materially from such estimates.  Based on calculations of current value, we recorded impairment losses of $6.1 million relating to certain of our property and cinema locations for the year ended December 31, 2008.

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards.  We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.  As of December 31, 2008, we had recorded approximately $60.6 million of deferred tax assets related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards and tax credit carry forwards.  These deferred tax assets were fully offset by a valuation allowance in the same amount, resulting in a net deferred tax asset of zero.  The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.  There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carry forwards and tax credit carry forwards.

 Certain of our subsidiaries were historically involved in railroad operations, coal mining, and manufacturing.  Also, certain of these subsidiaries appear in the chain of title of properties that may suffer from pollution.  Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws.  Also, we are in the real estate development business and may encounter from time to time unanticipated environmental conditions at properties that we have acquired for development.  These environmental conditions can increase the cost of such projects, and adversely affect the value and potential for profit of such projects.  We do not currently believe that our exposure under applicable environmental laws is material in amount.

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

From time to time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations; insurance claims; IRS claims; employment matters; and anti-trust issues, among other matters.

Results of Operations

We currently operate two operating segments: Cinema and Real Estate.  Our cinema segment includes the operations of our consolidated cinemas.  Our real estate segment includes the operating results of our commercial real estate holdings, cinema real estate, live theater real estate and ETRC’s.

The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2008, 2007, and 2006 (dollars in thousands).

Year Ended December 31, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$177,256	$20,705	$(6,675)	$191,286
Operating expense	148,436	8,754	(6,675)	150,515
Depreciation & amortization	13,651	3,561	--	17,212
Impairment expense	2,078	3,967	--	6,045
General & administrative expense	3,834	1,116	--	4,950
Segment operating income	$9,257	$3,307	$--	$12,564
Year Ended December 31, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$99,703	$18,702	$(5,001)	$113,404
Operating expense	79,052	7,365	(5,001)	81,416
Depreciation & amortization	6,595	3,581	--	10,176
General & administrative expense	3,195	824	--	4,019
Segment operating income	$10,861	$6,932	$--	$17,793

Year Ended December 31, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$90,504	$14,578	$(4,232)	$100,850
Operating expense	70,968	6,558	(4,232)	73,294
Depreciation & amortization	8,125	3,304	--	11,429
General & administrative expense	3,658	782	--	4,440
Segment operating income	$7,753	$3,934	$--	$11,687

Reconciliation to net income:	2008	2007	2006
Total segment operating income	$12,564	$17,793	$11,687
Non-segment:
Depreciation and amortization expense	656	561	483
General and administrative expense	16,484	12,066	8,551
Operating income (loss)	(4,576)	5,166	2,653
Interest expense, net	(15,740)	(8,161)	(6,597)
Other income (expense)	991	(505)	(1,998)
Minority interest	(620)	(1,003)	(672)
Gain on disposal of discontinued operations	--	1,912	--
Income (loss) from discontinued operations	562	(19)	(249)
Income tax expense	(2,099)	(2,038)	(2,270)
Equity earnings of unconsolidated joint ventures and entities	497	2,545	9,547
Gain on sale of unconsolidated joint venture	2,450	--	3,442
Net income (loss)	$(18,535)	$(2,103)	$3,856

Cinema Segment

The following tables and discussion which follows detail our operating results for our 2008, 2007 and 2006 cinema segment, adjusted to reflect the held for sale status of our Auburn cinema (dollars in thousands):

Year Ended December 31, 2008	United States	Australia	New Zealand	Total
Admissions revenue	$64,881	$45,717	$14,141	$124,739
Concessions revenue	25,097	15,240	4,166	44,503
Advertising and other revenues	4,760	2,384	870	8,014
Total revenues	94,738	63,341	19,177	177,256

Cinema costs	77,455	46,806	15,242	139,503
Concession costs	4,476	3,409	1,048	8,933
Total operating expense	81,931	50,215	16,290	148,436

Depreciation and amortization	9,174	2,780	1,697	13,651
Impairment expense	--	--	2,078	2,078
General & administrative expense	2,735	1,094	5	3,834
Segment operating income (loss)	$898	$9,252	$(893)	$9,257

Year Ended December 31, 2007	United States	Australia	New Zealand	Total
Admissions revenue	$18,647	$39,076	$14,683	$72,406
Concessions revenue	5,314	12,589	4,302	22,205
Advertising and other revenues	2,043	2,147	902	5,092
Total revenues	26,004	53,812	19,887	99,703

Cinema costs	18,385	39,856	15,868	74,109
Concession costs	1,029	2,798	1,116	4,943
Total operating expense	19,414	42,654	16,984	79,052

Depreciation and amortization	2,003	2,865	1,727	6,595
General & administrative expense	2,140	1,036	19	3,195
Segment operating income	$2,447	$7,257	$1,157	$10,861

Year Ended December 31, 2006	United States	Australia	New Zealand	Total
Admissions revenue	$18,891	$34,008	$13,109	$66,008
Concessions revenue	5,472	10,398	4,001	19,871
Advertising and other revenues	1,710	2,000	915	4,625
Total revenues	26,073	46,406	18,025	90,504

Cinema costs	18,176	34,568	13,763	66,507
Concession costs	1,047	2,377	1,037	4,461
Total operating expense	19,223	36,945	14,800	70,968

Depreciation and amortization	1,890	4,922	1,313	8,125
General & administrative expense	2,614	1,027	17	3,658
Segment operating income	$2,346	$3,512	$1,895	$7,753

Cinema Results for 2008 Compared to 2007

•	cinema revenue increased in 2008 by $77.6 million or 77.8% compared to 2007. The geographic activity of our revenues can be summarized as follows:

o	United States - Revenues in the United States increased by $68.7 million or 264.3% primarily from our newly acquired Consolidated Entertainment cinemas.

o
Australia - Revenues in Australia increased by $9.5 million or 17.7%.  This increase in revenues was attributable to an increase in admissions revenues of $6.6 million related to an increase in box office admissions of 392,000 coupled with a $0.28 increase in average ticket price, concessions revenues of $2.7 million, and advertising and other revenues of $237,000.  This increase in revenues was primarily related to more appealing film product in late 2008 compared to the film offerings in 2007 coupled with an increase in the average admissions price of 3.2%.

o
New Zealand - Revenues in New Zealand decreased by $710,000 or 3.6%.  This decrease in revenues was attributable to a drop in admissions revenues of $542,000, a decrease in concessions revenues of $136,000, and a decrease in advertising and other revenues of $32,000.  These decreases in revenues were primarily related to a drop in admits by 152,000 since 2007.

•
operating expense increased in 2008 by $69.4 million or 87.8% compared to 2007.  The year on year comparison of operating expenses increased in relation to revenues from 79% to 84%.  This increase in cinema costs was driven by the US and primarily related to higher film rent expense associated with our newly acquired Consolidated Entertainment cinemas whose film product is primarily wide release films resulting in higher film rent cost compared to our predominately pre-acquisition art cinemas in the United States, which generally have lower film rent costs.

o	United States - Operating expenses in the United States increased by $62.5 million or 322.0% due to the aforementioned newly acquired Consolidated Entertainment cinemas.

o	Australia - Operating expenses in Australia increased by $7.6 million or 17.7%. This increase was in line with the above-mentioned increase in cinema revenues.

o	New Zealand - Operating expenses in New Zealand decreased by $694,000 or 4.1%. This decrease was in line with the above-mentioned decrease in cinema revenues.

•	depreciation expense increased in 2008 by $7.1 million or 107.0% compared to 2007. This increase is primarily from our newly acquired Consolidated Entertainment cinemas.

•
general and administrative expense increased in 2008 by $639,000 or 20.0% compared to 2007.  The change was primarily related to the purchase and operations of our newly acquired Consolidated Entertainment cinemas and legal matters associated with our cinema assets.

•	we recorded a one-time $2.1 million impairment charge related to certain New Zealand cinema assets during 2008. This impairment expense did not occur previously in 2007.

•
the Australia annual average exchange rates have increased by 1.6% and the New Zealand annual average exchange rates have decreased by 3.0% since 2007, which have had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•
cinema segment operating income decreased in 2008 by $1.6 million compared to 2007 primarily from our lower operating income in the United States and New Zealand due to the aforementioned higher depreciation, general and administrative expense in the U.S., and the one time impairment charge in New Zealand.  These decreases in operating income were offset in part by improved cinema operations in Australia.

Cinema Results for 2007 Compared to 2006

•	cinema revenue increased in 2007 by $9.2 million or 10.2% compared to 2006. The geographic activity of our revenues can be summarized as follows:

o
United States - Revenues in the United States decreased by $69,000 or 0.3%.  This decrease in revenues was attributable to a decrease in admissions revenues of $244,000 and concessions revenues of $158,000 offset by in increase in advertising and other revenues of $333,000.  The decrease in admissions and concessions revenues resulted from lower year-end holiday admissions compared to 2006.  The increase in other revenues related to more screen rentals during 2007 than in 2006.

o
Australia - Revenues in Australia increased by $7.4 million or 16.0%.  This increase in revenues was attributable to an increase in admissions revenues of $5.1 million related to an increase in box office admissions of 118,000 coupled with a $0.52 increase in average ticket price, concessions revenues of $2.2 million, and advertising and other revenues of $147,000.  This increase in revenues was primarily related to more appealing film product in late 2007 compared to the film offerings in 2006 coupled with an increase in the average admissions price of 5.3%.

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

•
operating expense increased in 2007 by $8.1 million or 11.4% compared to 2006.  The year on year comparison of operating expenses held somewhat steady in relation to revenues at 79% in 2007 compared to 80% in 2006.

o	United States - Operating expenses in the United States increased by $191,000 or 1.0%.

o	Australia - Operating expenses in Australia increased by $5.7 million or 15.5%. This increase was in line with the above-mentioned increase in cinema revenues.

o	New Zealand - Operating expenses in New Zealand increased by $2.2 million or 14.8%. This increase was somewhat in line with the increase in revenues noted above.

•
depreciation expense decreased in 2007 by $1.5 million or 18.8% compared to 2006.  This decrease is primarily related to several Australia cinema assets reaching the end of their depreciable lives as of December 31, 2006.

•
general and administrative expense decreased in 2007 by $463,000 or 12.7% compared to 2006.  The change was primarily related to a decrease in legal costs associated with our anti-trust claims against Regal and certain distributors.

•
the Australia and New Zealand annual average exchange rates changed by 11.4% and 13.5%, respectively, from 2007 to 2006, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•
cinema segment operating income increased in 2007 by $3.1 million compared to 2006 primarily resulting from our improved cinema operations in each region, our increased admissions from better film product, and a reduction in general and administrative expense primarily associated with legal expenses.

Real Estate Segment

As discussed above, our other major business segment is the development and management of real estate.  These holdings include our rental live theaters, certain fee owned properties used in our cinema business, and unimproved real estate held for development.  The tables and discussion which follow detail our operating results for our 2008, 2007, and 2006 real estate segment adjusted to reflect the held for sale status of our Auburn property (dollars in thousands):

Year Ended December 31, 2008	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,583	$--	$--	$3,583
Property rental income	3,332	6,701	7,089	17,122
Total revenues	6,915	6,701	7,089	20,705

Live theater costs	1,892	--	--	1,892
Property rental cost	2,913	2,225	1,724	6,862
Total operating expense	4,805	2,225	1,724	8,754

Depreciation and amortization	351	1,550	1,660	3,561
Impairment expense	--	3,090	877	3,967
General & administrative expense	14	1,014	88	1,116
Segment operating income (loss)	$1,745	$(1,178)	$2,740	$3,307

Year Ended December 31, 2007	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$4,043	$--	$--	$4,043
Property rental income	1,534	6,151	6,974	14,659
Total revenues	5,577	6,151	6,974	18,702

Live theater costs	2,105	--	--	2,105
Property rental cost	1,210	2,117	1,933	5,260
Total operating expense	3,315	2,117	1,933	7,365

Depreciation and amortization	376	1,518	1,687	3,581
General & administrative expense	15	658	151	824
Segment operating income	$1,871	$1,858	$3,203	$6,932

Year Ended December 31, 2006	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,667	$--	$--	$3,667
Property rental income	1,720	3,626	5,565	10,911
Total revenues	5,387	3,626	5,565	14,578

Live theater costs	2,193	--	--	2,193
Property rental cost	1,164	1,851	1,350	4,365
Total operating expense	3,357	1,851	1,350	6,558

Depreciation and amortization	427	1,353	1,524	3,304
General & administrative expense	--	782	--	782
Segment operating income (loss)	$1,603	$(360)	$2,691	$3,934
Real Estate Results for 2008 Compared to 2007

•
revenue increased by $2.0 million or 10.7% when compared 2007.  The increase was primarily related to real estate associated with our newly acquired Consolidated Entertainment cinemas, higher rental revenues from the majority of our Australia tenancies, and our newly acquired properties in New Zealand.  These increases were offset in part due to decreases in live theater rental revenue compared to the same period in 2007.

•
operating expense increased by $1.4 million or 18.9% when compared to 2007.  This increase in expense was primarily related to our newly acquired Consolidated Entertainment cinemas that have ancillary real estate, coupled with increasing utility and other operating costs primarily in our U.S. properties.

•	depreciation expense decreased by $20,000 or 0.6% when compared to 2007.

•	we recorded a one-time $4.0 million impairment charge related to certain Australia and New Zealand real estate assets during 2008. This impairment expense did not occur previously in 2007.

•	general and administrative expense increased by $292,000 when compared to 2007 primarily due to increased property activities related to our acquisitions in Australia.

•
the Australia annual average exchange rates have increased by 1.6% and the New Zealand annual average exchange rates have decreased by 3.0% since 2007, which have had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	as a result of the above, real estate segment income decreased during 2008 by $3.6 million compared to 2007.

Real Estate Results for 2007 Compared to 2006

•
revenue increased by $4.1 million or 28.3% when compared 2006.  The increase was primarily related to an enhanced rental stream from our Australia Newmarket shopping center, opened in 2006, and our New Zealand properties.  This increase in rents was offset in part by decreased rents from our domestic live theatres due to fewer shows in 2007 compared to 2006.

•
operating expense increased by $807,000 or 12.3% when compared to 2006.  This increase in expense was primarily due to higher operating costs related to our recently opened Australia Newmarket shopping center.

•
depreciation expense increased by $277,000 or 8.4% when compared to 2006.  The majority of this increase was attributed to the Newmarket shopping center assets in Australia that were put into service during the first quarter 2006.

•	general and administrative expense increased by $42,000 when compared to 2006 primarily due to increased property activities related to our acquisitions in New Zealand.

•
the Australia and New Zealand annual average exchange rates have changed by 11.4% and 13.5%, respectively, since 2006, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•
real estate segment operating income increased by $3.0 million when compared to 2006 mostly related to an increase in revenues in Australia from our Newmarket shopping centre offset by a decrease in domestic live theater income.

Non-Segment Activity

2008 Compared to 2007

Non-segment expense/income includes expense and/or income that is not directly attributable to our other operating segments.

During 2008, the increase of $4.4 million in corporate General and Administrative expense was primarily made up of:

•
$1.4 million in increased corporate compensation expense primarily related to executive restricted stock and option grants, a new in-house legal counsel, and pension and bonus compensation for our chief operating officer;

•	$891,000 of professional fees; and

•	$2.1 million of legal fees associated principally with our tax litigation and Malulani Investments Limited cases.

Also during 2008:

•
our net interest expense increased by $7.6 million primarily related to a higher outstanding loan balances in 2008 compared to 2007 primarily relating to our current year Consolidated Cinemas acquisition;

•
our other income increased by $1.5 million primarily due to our Burstone litigation settlement receipts totaling $1.2 million; insurance proceeds of $910,000 related to damage caused by Hurricane George in 1998 to one of our previously owned cinemas in Puerto Rico; recovered credit card losses of $385,000; and a $950,000 mark-to-market expense in 2007 not repeated in 2008.  This income was offset by 2008 write-off and impairment expenses of $303,000;

•	our minority interest expense decreased by $383,000 compared to 2007 primarily due to reduced projected value of the Reading Landplan projects;

•
equity earnings from unconsolidated joint ventures and entities decreased by $2.1 million primarily due to lower earnings from our investment in 205-209 East 57th Street Associates, LLC, that has completed the majority of the development of a residential condominium complex in midtown Manhattan, called Place 57.  During 2007 and 2006, all of the residential condominiums were sold and only the retail condominium was still available for sale.  During 2007, the limited liability company closed on the sale of the remaining eight residential condominiums resulting in gross sales of $26.0 million and equity earnings from unconsolidated joint ventures and entities to us of $1.6 million.  The remaining retail space was sold in February 2009 for approximately $4.0 million; and

•
in addition to the aforementioned equity earnings, during 2008, we recorded a gain on sale of an unconsolidated entity of $2.5 million (NZ$3.2 million), from the sale of our interest in the cinema at Botany Downs in Auckland, New Zealand.

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

•
our minority interest expense increased by $331,000 compared to 2006 due to an improvement in cinema admission sales particularly in our Australia, joint venture cinemas and an increased activity in Reading Landplan;

•	the recording of a deferred gain on the sale of a discontinued operation upon the fulfillment of our commitment of $1.9 million associated with a previously sold property;

•	income tax expense decreased by $232,000 primarily related less tax expense incurred for our equity earnings from our investment in 205-209 East 57th Street Associates, LLC;

•
equity earnings from unconsolidated joint ventures and entities decreased by $7.0 million primarily due to lower earnings from our investment in 205-209 East 57th Street Associates, LLC, that has completed most of the development of a residential condominium complex in midtown Manhattan, called Place 57.  The joint venture closed on the sale of 59 condominiums during 2006, resulting in gross sales of $117.7 million and equity earnings from unconsolidated joint ventures and entities to us of $8.3 million compared to eight condominiums during the year ended December 31, 2007 resulting in gross sales of $25.4 million and net equity earnings from this unconsolidated joint venture of $1.3 million.  All of the residential condominiums have been sold and the remaining retail condominium was sold in February 2009; and

•
in addition to the aforementioned equity earnings, we recorded a gain on sale of an unconsolidated joint venture of $3.4 million (NZ$5.4 million) during 2006 which was not repeated in 2007, from the sale of our 50% interest in the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand.

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

Generally, we file consolidated or combined tax returns in jurisdictions that permit or require such filings.  For jurisdictions that do not permit such a filing, we may owe income, franchise, or capital taxes even though, on an overall basis, we may have incurred a net loss for the tax year.

Consolidated Net Income (Loss)

For the years ending 2008 and 2007, our consolidated business units produced net losses of $18.5 million and $2.1 million, respectively.  For 2006, we achieved net income of $3.9 million.  For many of the years prior to 2006, we consistently experienced net losses.  However, as explained in the Cinema and Real Estate segment sections above, we have generally noted improvements in our segment operating income such that we have a positive segment operating income for each of the years of 2008, 2007, and 2006 that in years past has typically been negative.  Although we cannot assure that this trend will continue, we are committed to the overall improvement of earnings through good fiscal management.

Business Plan, Liquidity and Capital Resources of the Company

Business Plan

Our business plan has evolved from a belief that while cinema exhibition is not a growth business at this time, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in a recessionary or inflationary environment.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular, and competitively priced option.  However, since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see our future asset growth coming more from our real estate development activities and from the acquisition of existing cinemas rather than from the development of new cinemas.  Over time, we anticipate that our cinema operations will become increasingly a source of cash flow to support our real estate oriented activities, rather than a focus of growth, and that our real estate activities will, again, over time become the principal thrust of our business.  We also, from time to time, invest in the shares of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses.  Also, in the current environment, we intend to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and which we believe to be resistant to current recessionary trends.

In short, while we do have operating company attributes, we see ourselves principally as a hard asset company and intend to add to shareholder value by building the value of our portfolio of tangible assets including both entertainment and other types of land, brick, and mortar assets.  We are endeavoring to maintain a reasonable asset allocation between our domestic and overseas assets and operations, and between our cash generating cinema operations and our cash consuming real estate development activities.  We believe that by blending the cash generating capabilities of a cinema company with the investment and development opportunities of a real estate development company, we are unique among public companies in our business plan.

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

Operating Activities

2008 Compared to 2007.  Cash provided by operations was $24.3 million in 2008 compared to $13.3 million in 2007.  The increase in cash provided by operations of $11.0 million was primarily related to

•	increased cinema operational cash flow primarily from our Australia and domestic acquisition operations;

•	increased real estate operational cash flow predominately from our Australia and New Zealand operations; and

•	one time cash receipts related to litigation and other claims of $1.6 million;

offset by

•	a decrease in distributions from predominately our Place 57 joint venture (the assets of which have now been substantially monetized) of $3.7 million.

2007 Compared to 2006.  Cash provided by operations was $13.3 million in 2007 compared to $11.9 million in 2006.  The increase in cash provided by operations of $1.4 million was primarily related to

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

Investing Activities

Cash used in investing activities for 2008 was $69.5 million compared to $38.3 million in 2007, and $23.4 million in 2006.  The following summarizes our investing activities for each of the three years ending December 31, 2008:

The $69.5 million cash used in 2008 was primarily related to:

•	$49.2 million to purchase the assets of the Consolidated Cinemas circuit;

•	$2.5 million to purchase other real estate assets;

•	$1.9 million in restricted cash primarily related to construction deposits for repair work on one of our cinemas; and

•	$23.4 million in property enhancements to our existing properties;

offset by

•	$2.0 million of deposit returned upon acquisition of the Consolidated Cinema circuit;

•	$1.3 million of sale option proceeds for our Auburn property;

•	$910,000 of proceeds from insurance settlement; and

•	$3.3 million of cash received from the sale of our interest in the Botany Downs cinema in New Zealand.

The $38.3 million cash used in 2007 was primarily related to:

•	$15.7 million to purchase marketable securities;

•	$22.6 million to purchase real estate assets including

o	$20.1 million for real estate purchases in New Zealand,

o	$100,000 for the purchase of the Cinemas 1, 2 & 3 building,

o	$2.0 million acquisition deposit for our acquisition of Consolidated Entertainment cinemas, and

o	$493,000 for the purchase of the ground lease of our Tower Cinema in Sacramento, California;

•	$2.8 million in property enhancements to our existing properties;

•	$19.0 million in development costs associated with our properties under development; and

•	$1.5 million in our investment in Reading International Trust I securities (the issuer of our Trust Preferred Securities);

offset by

•	$19.9 million in cash provided by the sale of marketable securities;

•	$981,000 decrease in restricted cash related to settled claims by our credit card companies; and

•	$2.4 million in distributions from our investment in joint ventures.

The $23.4 million cash used in 2006 was primarily related to:

•	$8.1 million in acquisitions including:

o	$939,000 in cash used to purchase the Queenstown Cinema in New Zealand,

o	$2.6 million in cash used to purchase the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand,

o	$1.8 million for the Australia Indooroopilly property, and

o	$2.5 million for the adjacent parcel to our Moonee Ponds property;

•	$8.3 million in cash used to complete the Newmarket property and for property enhancements to our Australia, New Zealand and U.S. properties;

•
$2.7 million in cash used to invest in unconsolidated joint ventures and entities including $1.8 million paid for Malulani Investments Limited stock and $876,000 additional cash invested in Rialto Cinemas used to pay off their bank debt;

•	$844,000 increase in restricted cash related to potential claims by our credit card companies; and

•	$8.1 million in cash used to purchase marketable securities.

offset by

•	$4.6 million cash received from the sale of our interest the cinemas at Whangaparaoa, Takapuna and Mission Bay, New Zealand.

Financing Activities

Cash provided by financing activities for 2008 was $60.2 million compared to $33.9 million in 2007, and $13.9 million in 2006.  The following summarizes our financing activities for each of the three years ending December 31, 2008:

The $60.2 million cash used in 2008 was primarily related to:

•	$48.0 million of net proceeds from our new GE Capital Term Loan used to finance the Consolidated Entertainment transaction;

•	$7.1 million of net proceeds from our new Liberty Theatres loan;

•	$4.5 million of borrowing on the Nationwide Loans; and

•	$13.2 million of borrowing on our Australia and New Zealand credit facilities;

offset by

•	$9.4 million of loan repayments including $9.0 million to pay down on our GE Capital loan;

•	$1.1 million waiver fee on our trust preferred securities; and

•	$1.6 million in distributions to minority interests.

The $33.9 million cash used in 2007 was primarily related to:

•	$49.9 million of net proceeds from our Trust Preferred Securities;

•	$14.4 million of net proceeds from our Euro-Hypo loan;

•	$3.1 million of proceeds from our margin account on marketable securities; and

•	$27.9 million of additional borrowing on our Australia and New Zealand credit facilities;

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

During the past 24 months, we have put into place several measures that have already had a positive effect on our overall liquidity, including:

•
on February 5, 2007, we issued $51.5 million in Trust Preferred Securities through our wholly owned trust subsidiary.  We used the funds principally to payoff our bank indebtedness in New Zealand by $34.4 million (AUS$50.0 million) and to pay down our indebtedness in Australia by $5.8 million (AUS$7.4 million).  On December 31, 2008, we secured a waiver of all financial covenants with respect to our Trust Preferred Securities for a period of nine years, in consideration of the payment of

$1.6 million, consisting of an initial payment of $1.1 million and a contractual obligation to pay $270,000 in December 2011 and $270,000 in December 2014.  In the event that these payments are not made, the only remedy is the termination of the waiver.  Additionally, in January 2009, we took advantage of current market illiquidity for securities such as our Trust Preferred Securities to repurchase $22.9 million of those securities for $11.5 million.

•
As part of the Consolidated Entertainment acquisition, we secured bank financing of $50.0 million and seller financing of $21.0 million.  We have successfully paid down $9.0 million of the bank financing and decreased the seller’s note associated with the acquisition by $6.3 million.  Aside from the acquisition, we drew down on a seller’s line of credit of $4.5 million.  Built into the purchase agreement of the acquisition are reductions in the seller’s note based on certain operational results and other criteria that may result in no balance or interest being owed to the seller.

•
on March 17, 2008, we entered into a $7.1 million loan agreement with a financial institution, secured by our Royal George Theatre in Chicago, Illinois and our Minetta and Orpheum Theatres in New York.  The loan agreement requires only monthly principal and interest payments along with self-reported annual financial statements.

•
on June 28, 2007, Sutton Hill Properties, LLC (“SHP”), one of our consolidated subsidiaries, entered into a $15.0 million loan that is secured by SHP’s interest in the Cinemas 1, 2 & 3 land and building.  SHP is owned 75% by Reading and 25% by Sutton Hill Capital, LLC (“SHC”), a joint venture indirectly wholly owned by Mr. James J. Cotter, our Chairman and Chief Executive Officer, and Mr. Michael Forman.

Potential uses for funds during 2009 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	the selective and potentially slowed development of our currently held for development projects;

•	the acquisition of undeveloped assets with proven cash flow that we believe to be resistant to the current recessionary trends; and

•	the possible further investments in securities.

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

The current economic climate has necessitated a review of the timing of all our development projects.  Our development in Burwood, Australia, with cost estimates in excess of $0.4 billion (AUS$0.6 billion) will clearly not be funded from normal working capital even in a phased approach.  We continue to investigate all options available to us including debt financing, equity financing, and joint venture partnering to achieve the optimal financing structure for this most significant development.

In late February 2007, it became apparent that our cost estimates with respect to the Burwood site preparation were low, as the extent of the contaminated soil present at the site – a former brickworks – was greater than we had originally believed.  Our previous estimated cost of $500.0 million included approximately $1.4 million (AUS$1.8 million) of estimated cost to remove the contaminated soil.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter, we intend to address these issues in connection with our planned redevelopment of this site as a mixed-use retail, entertainment, commercial and residential complex.  As of December 31, 2008, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $8.1 million (AUS$9.6 million) and as of that date we had incurred a total of $6.2 million (AUS$7.4 million) of these costs.  In accordance with Emerging Issues Task Force (EITF) 90-8 “Capitalization of Costs to Treat Environmental Contamination,” contamination clean up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at December 31, 2008 (in thousands):

	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$1,347	$16,598	$73,628	$15,921	$62,592	$3,529
Long-term debt to related parties	--	14,000	--	--	--	--
Subordinated notes	--	--	--	--	--	51,547
Pension liability	6	11	17	23	29	2,480
Lease obligations	27,335	26,895	26,354	24,914	22,452	92,390
Interest on long-term debt	15,930	15,756	16,040	9,385	5,003	34,229
Total	$44,618	$73,260	$116,039	$50,243	$90,076	$184,175

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $13.7 million and to $14.5 million as of December 31, 2007 and December 31, 2008, respectively.  We do not expect a significant tax payment related to these obligations within the 12 months.

Unconsolidated Joint Venture Debt

Total debt of unconsolidated joint ventures was $1.2 million and $4.2 million as of December 31, 2008 and December 31, 2007, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $785,000 and $2.0 million as of December 31, 2008 and December 31, 2007, respectively.  Each loan is without recourse to any assets other than our interests in the individual joint venture.

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

If our operational focus shifts more to Australia and New Zealand, unrealized foreign currency translation gains and losses could materially affect our financial position.  Historically, we managed our currency exposure by creating natural hedges in Australia and New Zealand.  This involves local country sourcing of goods and services as well as borrowing in local currencies.  However, by paying off our New Zealand debt and paying down on our Australia debt with the proceeds of our Trust Preferred Securities, we have added an increased element of currency risk to our Company.  We believe that this currency risk is mitigated by the long-term nature of the fully subordinated notes and our recent ability to repurchase, at a discount, some of these securities.

However, in the first quarter 2009, we took advantage of current market illiquidity for securities such as our Trust Preferred Securities to repurchase $22.9 million of those securities for $11.5 million.  In addition, in December 2008 we secured a waiver of all financial covenants with respect to our Trust Preferred Securities for a period of nine years, in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million and a contractual obligation to pay $270,000 in December 2011 and $270,000 in December 2014.  In the event that the remaining payments are not made, the only remedy is the termination of the waiver.  Because of this transaction, which was partially funded with borrowings against our New Zealand line-of-credit, we once again have substantially matched the currency in which we have financed our developments with the jurisdictions in which these developments are located.

Our exposure to interest rate risk arises out of our long-term debt obligations.  Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a fixed rate into a variable rate and vice versa.  Our internal procedures allow us to enter into derivative contracts on certain borrowing transactions to achieve this goal.  Our Australian Credit Facility provides for floating interest rates based on the Bank Bill Swap Bid Rate (BBSY bid rate), but requires that not less than 70% of the loan be swapped into fixed rate obligations.  Additionally, under our GE Capital Term Loan, we are required to swap no less than 50% of our variable rate drawdowns for the first two years of the loan agreement.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities, we marked our interest swap instruments to market on the consolidated balance sheet resulting in a $2.1 million increase to interest expense during 2008, an $320,000 decrease to interest expense during 2007, and a $845,000 decrease to interest expense during 2006.

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

Recent Accounting Pronouncements

SFAS No. 141(R) and No. 160

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (“SFAS No. 141(R)”) and SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred.  SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity and eliminates “minority interest accounting” such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations.  SFAS No. 141(R) and SFAS No. 160 require concurrent adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008.  Early adoption of either standard is prohibited.  Management believes that these statements may have a material impact on the Company’s consolidated results of operations or cash flows. However, management is currently evaluating whether the adoption of SFAS No. 160 could have a material impact on the consolidated balance sheets and statements of shareholders’ equity.

FASB Staff Position EITF No. 03-6-1

In June 2008, the FASB issued FASB Staff Position (FSP) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method.  We believe that FSP EITF No. 03-6-1 will not have a material impact on our consolidated financial statements and results of operations. FSP EITF No. 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008.

SFAS No. 161

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008.  We believe that the adoption of SFAS No. 161 will not have a material impact on our consolidated financial statement disclosures since we solely have interest rate swap agreements not formally designated as cash flow hedges at the inception of the derivative contract.

FSP 142-3

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 is to be applied prospectively for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations and cash flows but currently does not believe it will have a material impact on our consolidated financial statements.

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

o
the extent to which we encounter competition from other cinema exhibitors, from other sources of outside of the home entertainment, and from inside the home entertainment options, such as “home theaters” and competitive film product distribution technology such as, by way of example, digital and 3D technology, cable, satellite broadcast, DVD and VHS rentals and sales, and so called “movies on demand;” and

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

At December 31, 2008, approximately 44% and 18% of our assets (determined by the book value of such assets) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $19.6 million in cash and cash equivalents.  At December 31, 2007, approximately 51% and 25% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $10.3 million in cash and cash equivalents.

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

Historically, our policy has been to borrow in local currencies to finance the development and construction of our entertainment complexes in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, approximately 42% and 82% of our Australian and New Zealand assets (based on book value), respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $6.6 million and $5.3 million, respectively, and the change in annual net income would be $32,000 and $313,000, respectively.  At the present time, we have no plan to hedge such exposure.  On February 5, 2007 we issued $51.5 million in 20-year fully subordinated notes and paid off our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and retired a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million).  By paying off our New Zealand debt and paying down on our Australia debt with the proceeds of our Trust Preferred Securities, we have added an increased element of currency risk to our Company.  We believe that this currency risk is mitigated by the long-term nature of the fully subordinated notes and our recent ability to repurchase, at a discount, some of these securities.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  We have accumulated unrealized foreign currency translation gains of approximately $8.8 million and $48.2 million as of December 31, 2008 and 2007, respectively.

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

The majority of our U.S. bank loans have fixed interest rates; however, one of our domestic loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in approximately $226,000 increase or decrease in our 2008 interest expense.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accountants

To the Board of Directors and Stockholders of
Reading International, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reading International, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Los Angeles, California
March 16, 2009

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2008 and 2007
(U.S. dollars in thousands)
	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$30,874	$20,782
Receivables	7,868	5,671
Inventory	797	654
Investment in marketable securities	3,100	4,533
Restricted cash	1,656	59
Assets held for sale	20,119	25,941
Prepaid and other current assets	2,324	3,800
Total current assets	66,738	61,440
Land held for sale	--	1,984
Property held for development	9,005	9,289
Property under development	58,595	66,787
Property & equipment, net	153,165	154,012
Investment in unconsolidated joint ventures and entities	11,643	15,480
Investment in Reading International Trust I	1,547	1,547
Goodwill	34,964	19,100
Intangible assets, net	25,118	8,448
Other assets	9,301	7,984
Total assets	$370,076	$346,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$13,170	$12,331
Film rent payable	7,315	3,275
Notes payable – current portion	1,347	395
Note payable to related party – current portion	--	5,000
Taxes payable	6,425	4,770
Deferred current revenue	5,645	3,214
Other current liabilities	201	169
Total current liabilities	34,103	29,154
Notes payable – long-term portion	172,268	111,253
Notes payable to related party – long-term portion	14,000	9,000
Subordinated debt	51,547	51,547
Noncurrent tax liabilities	6,347	5,418
Deferred non-current revenue	554	566
Other liabilities	23,604	14,936
Total liabilities	302,423	221,874
Commitments and contingencies (Note 19)
Minority interest in consolidated affiliates	1,817	2,835
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,564,339 issued and 20,987,115 outstanding at December 31, 2008 and at December 31, 2007	216	216
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at December 31, 2008 and at December 31, 2007	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no issued or outstanding shares at December 31, 2008 and 2007	--	--
Additional paid-in capital	133,906	131,930
Accumulated deficit	(71,205)	(52,670)
Treasury shares	(4,306)	(4,306)
Accumulated other comprehensive income	7,210	46,177
Total stockholders’ equity	65,836	121,362
Total liabilities and stockholders’ equity	$370,076	$346,071

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations for the Three Years Ended December 31, 2008
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Operating revenue
Cinema	$177,256	$99,703	$90,504
Real estate	14,030	13,701	10,346
Total operating revenue	191,286	113,404	100,850
Operating expense
Cinema	141,761	74,051	66,736
Real estate	8,754	7,365	6,558
Depreciation and amortization	17,868	10,737	11,912
Impairment expense	6,045	--	--
General and administrative	21,434	16,085	12,991
Total operating expense	195,862	108,238	98,197

Operating income (loss)	(4,576)	5,166	2,653

Interest income	1,009	798	306
Interest expense	(16,749)	(8,959)	(6,903)
Net loss on sale of assets	--	(185)	(45)
Other income (expense)	991	(320)	(1,953)
Loss before minority interest, discontinued operations, income tax expense and equity earnings of unconsolidated joint ventures and entities	(19,325)	(3,500)	(5,942)
Minority interest	(620)	(1,003)	(672)
Loss before discontinued operations, income tax expense, and equity earnings of unconsolidated joint ventures and entities	(19,945)	(4,503)	(6,614)
Gain on sale of a discontinued operation, net of tax	--	1,912	--
Income (loss) from discontinued operations, net of tax	562	(19)	(249)
Loss before income tax expense and equity earnings of unconsolidated joint ventures and entities	(19,383)	(2,610)	(6,863)
Income tax expense	(2,099)	(2,038)	(2,270)
Loss before equity earnings of unconsolidated joint ventures and entities	(21,482)	(4,648)	(9,133)
Equity earnings of unconsolidated joint ventures and entities	497	2,545	9,547
Gain on sale of unconsolidated joint venture	2,450	--	3,442
Net income (loss)	$(18,535)	$(2,103)	$3,856
Earnings (loss) per common share – basic:
Earnings (loss) from continuing operations	$(0.84)	$(0.18)	$0.18
Earnings (loss) from discontinued operations, net	0.02	0.09	(0.01)
Basic earnings (loss) per share	$(0.82)	$(0.09)	$0.17
Weighted average number of shares outstanding – basic	22,477,471	22,478,145	22,425,941
Earnings (loss) per common share – diluted:
Earnings (loss) from continuing operations	$(0.84)	$(0.18)	$0.18
Earnings (loss) from discontinued operations, net	0.02	0.09	(0.01)
Diluted earnings (loss) per share	$(0.82)	$(0.09)	$0.17
Weighted average number of shares outstanding – diluted	22,477,471	22,478,145	22,674,818

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2008
(U.S. dollars in thousands)

	Common Stock
	Class A Shares	Class A Par Value	Class B Shares	Class B Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
At January 1, 2006	20,990	$215	1,495	$15	$128,028	$(3,515)	$(53,914)	$28,575	$99,404
Net income	--	--	--	--	--	--	3,856	--	3,856
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	4,928	4,928
Unrealized loss on securities	--	--	--	--	--	--	--	(110)	(110)
Total comprehensive income	--	--	--	--	--	--	--	--	8,674
Stock option and restricted stock compensation expense	16	--	--	--	284	--	--	--	284
Class A common stock received upon exercise of put option	(99)	--	--	--	--	(791)	--	--	(791)
Class A common stock issued for stock options exercised	74	1	--	--	87	--	--	--	88
At December 31, 2006	20,981	216	1,495	15	128,399	(4,306)	(50,058)	33,393	107,659
Net loss	--	--	--	--	--	--	(2,103)	--	(2,103)
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	14,731	14,731
Accrued pension service costs	--	--	--	--	--	--	--	(2,063)	(2,063)
Unrealized gain on securities	--	--	--	--	--	--	--	116	116
Total comprehensive income	--	--	--	--	--	--	--	--	10,681
Stock option and restricted stock compensation expense	--	--	--	--	994	--	--	--	994
Adjustment to accumulated deficit for adoption of FIN 48	--	--	--	--	--	--	(509)	--	(509)
Exercise of Sutton Hill Properties option	--	--	--	--	2,512	--	--	--	2,512
Class A common stock issued for stock options exercised	6	--	--	--	25	--	--	--	25
At December 31, 2007	20,987	216	1,495	15	131,930	(4,306)	(52,670)	46,177	121,362
Net loss	--	--	--	--	--	--	(18,535)	--	(18,535)
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	(39,264)	(39,264)
Accrued pension service costs	--	--	--	--	--	--	--	318	318
Unrealized loss on securities	--	--	--	--	--	--	--	(21)	(21)
Total comprehensive loss	--	--	--	--	--	--	--	--	(57,502)
Stock option and restricted stock compensation expense	--	--	--	--	1,976	--	--	--	1,976
At December 31, 2008	20,987	$216	1,495	$15	$133,906	$(4,306)	$(71,205)	$ 7,210	$65,836

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2008
(U.S. dollars in thousands)
	Year Ended December 31,
	2008	2007	2006
Operating Activities
Net income (loss)	$(18,535)	$(2,103)	$3,856
Adjustments to reconcile net income( loss) to net cash provided by operating activities:
Realized (gain) loss on foreign currency translation	574	(131)	38
Equity earnings of unconsolidated joint ventures and entities	(497)	(2,545)	(9,547)
Distributions of earnings from unconsolidated joint ventures and entities	951	4,619	6,647
Gain on the sale of unconsolidated joint venture or entity	(2,450)	--	(3,442)
Gain on sale of Glendale Building	--	(1,912)	--
(Gain) loss on sale of marketable securities	--	(773)	--
Actuarial gain on pension plan	--	385	--
Loss provision on marketable securities	607	779	--
Loss provision on impairment of asset	6,045	89	--
Loss on extinguishment of debt	--	99	167
Loss on sale of assets, net	--	185	45
Gain on insurance settlement	(910)	--	--
Depreciation and amortization	18,558	11,921	13,212
Amortization of prior service costs related to pension plan	318	253	--
Amortization of above and below market lease	637	--	--
Amortization of deferred financing costs	1,235	--	--
Amortization of straight-line rent	1,459	--	--
Stock based compensation expense	1,976	994	284
Minority interest	620	1,003	672
Changes in assets and liabilities:
(Increase) decrease in receivables	(3,152)	1,377	(556)
(Increase) decrease in prepaid and other assets	784	(1,753)	(1,914)
Increase in payable and accrued liabilities	4,677	307	1,108
Increase (decrease) in film rent payable	4,856	(1,631)	(103)
Increase in deferred revenues and other liabilities	6,562	2,121	1,442
Net cash provided by operating activities	24,315	13,284	11,909
Investing Activities
Proceeds from sale of unconsolidated joint venture	3,267	--	4,573
Acquisitions of real estate and leasehold interests	(51,746)	(20,633)	(8,087)
Acquisition deposit	2,000	(2,000)	--
Purchases of and additions to property and equipment	(23,420)	(21,781)	(8,302)
Investment in Reading International Trust I	--	(1,547)	--
Distributions of investment in unconsolidated joint ventures and entities	311	2,445	--
Investment in unconsolidated joint ventures and entities	(372)	--	(2,676)
(Increase) decrease in restricted cash	(1,852)	981	(844)
Option proceeds related to property held for sale	1,363	--	--
Purchases of marketable securities	--	(15,651)	(8,109)
Sale of marketable securities	--	19,900	--
Proceeds from insurance settlement	910	--	--
Net cash used in investing activities	(69,539)	(38,286)	(23,445)
Financing Activities
Repayment of long-term borrowings	(9,414)	(57,560)	(6,242)
Proceeds from borrowings	74,734	97,632	19,274
Capitalized borrowing costs	(3,581)	(2,334)	(223)
Option deposit received	--	--	3,000
Proceeds from exercise of stock options	--	25	88
Repurchase of Class A Nonvoting Common Stock	--	--	(791)
Proceeds from contributions to minority interest	--	50	--
Minority interest distributions	(1,585)	(3,870)	(1,167)
Net cash provided by financing activities	60,154	33,943	13,939
Effect of exchange rate on cash	(4,838)	833	57
Increase in cash and cash equivalents	10,092	9,774	2,460

Cash and cash equivalents at beginning of year	20,782	11,008	8,548
Cash and cash equivalents at end of year	$30,874	$20,782	$11,008
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$18,018	$12,389	$8,731
Income taxes	$319	$282	$585
Non-Cash Transactions
Note payable due to Seller issued for acquisition (Note 12)	14,750	--	--
Increase (decrease) in cost basis of Cinemas 1, 2 & 3 related to the purchase price adjustment of the call option liability to a related party	--	(2,100)	1,087
Adjustment to retained earnings related to adoption of FIN 48 (Note 10)	--	509	--
Decrease in deposit payable and increase in minority interest liability related to the exercise of the Cinemas 1, 2 & 3 call option by a related party (Note 15)	--	(3,000)	--
Decrease in call option liability and increase in additional paid in capital related to the exercise of the Cinemas 1, 2 & 3 call option by a related party (Note 15)	--	(2,512)	--
Accrued addition to property and equipment	--	385	--

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

With the exception of one other investment, we have concluded that all other investment interests are appropriately accounted for as unconsolidated joint ventures and entities, and accordingly, our unconsolidated joint ventures and entities in 20% to 50% owned companies are accounted for on the equity method.  These investment interests include our

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

We also had, at December 31, 2008, an 18% direct undivided interest and an additional 11.3% indirect interest in a private real estate company.  We have been in contact with Malulani Investments, Limited (“MIL”) and requested quarterly or annual operating financials.  To date, MIL has not responded to our request for relevant financial information (see Note 19 – Commitments and Contingencies).  Based on this situation, we do not believe that we can assert significant influence over the dealings of this entity.  As such and in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 35 – Criteria for Applying the Equity Method of Accounting for Investments in Common Stock – an Interpretation of APB Opinion No. 18, we are treating this investment on a cost basis by recognizing earnings as they are distributed to us.  As of March 11, 2009, we sold that interest.  (See Note 27 – Subsequent Events)

Accounting Principles

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents for which cost approximates fair value.

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

Investment in Marketable Securities

We account for investments in marketable debt and equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115).  Our investment in Marketable Securities includes equity instruments that are classified as available for sale and are recorded at market using the specific identification method.  In accordance with SFAS No. 115, available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity.  Premiums and discounts of debt instruments are recognized in interest income using the effective interest method.  Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other expense.  We evaluate our available for sale securities for other than temporary impairments at the end of each reporting period.  During 2008 and 2007, we realized losses of $607,000 and $779,000, respectively, on certain marketable securities due to an other than temporary decline in market price.  There were no unrealized gains or losses during 2006.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available for sale are included in interest income.

Restricted Cash

We classify restricted cash as those cash accounts for which the use of funds is restricted by contract or bank covenant.  At December 31, 2008, our restricted cash balance was $1.7 million, which was primarily funds held in escrow for the renovation of one of our cinemas.

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

Property Under Development

Property under development consists of land, new buildings and improvements under development, and their associated capitalized interest and other development costs.  These building and improvement costs are directly associated with the development of potential cinemas (whether for sale or lease), the development of ETRC locations, or other improvements to real property.  Start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition and development of long-term assets are expensed as incurred.  We cease capitalization on a development property when the property is complete and ready for its intended use, or if activities necessary to get the property ready for its intended use have been suspended.

Incident to the development of our Burwood property, in late 2006, we began various fill and earth moving operations.  In late February 2007, it became apparent that our cost estimates with respect to site preparation were low, as the extent of the contaminated soil present at the site, former brickworks, was greater than we had originally believed.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter, we intend to address these issues in connection with our planned redevelopment of the site as a mixed-use retail, entertainment, commercial and residential complex.  As of December 31, 2008, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $8.1 million (AUS$9.6 million) and as of that date we had incurred a total of $6.2 million (AUS$7.4 million) of these costs.  In accordance with Emerging Issues Task Force (EITF) 90-8, Capitalization of Costs to Treat Environmental Contamination, contamination clean up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

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

Accounting for the Impairment of Long Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is then measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  We recorded impairment losses of approximately $6.1 million relating to certain of our property under development, property held for development, and cinema locations for the year ended December 31, 2008.  Our impairment calculations contain uncertainties and use significant estimates and judgments, and are based on the information available at the balance sheet date.  Future economic and other events could negatively impact the evaluation and future material impairment charges may become necessary.  We evaluate impairment for our joint venture investments using a discounted cash flow analysis in accordance with APB 18.

Goodwill and Intangible Assets

We use the purchase method of accounting for all business combinations.  Goodwill and intangible assets with indefinite useful lives are not amortized, but instead, tested for impairment at least annually.  Prior to conducting our goodwill impairment analysis, we assess long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”).  We then perform the impairment analysis at the reporting unit level (one level below the operating segment level) (see Note 10 – Goodwill and Intangibles) as defined by SFAS No. 142.  This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment.  We estimate the fair value of our reporting units as compared with their estimated book value.  If the estimated fair value of a reporting unit is less than the book value, then impairment is deemed to have occurred.  In estimating the fair value of our reporting units, we primarily use the income approach (which uses forecasted, discounted cash flows to estimate the fair value of the reporting unit).

Discontinued Operations and Properties Held for Sale

In accordance with SFAS No. 144, the revenues, expenses and net gain on dispositions of operating properties and the revenues and expenses on properties classified as held for sale are reported in the consolidated statements of operations as discontinued operations for all periods presented through the date of the respective disposition.  The net gain (loss) on disposition is included in the period the property is sold.  In determining whether the income and loss and net gain on dispositions of operating properties is reported as discontinued operations, we evaluate whether we have any significant continuing involvement in the operations, leasing or management of the sold property in accordance with Emerging Issues Task Force Issue No. 03-13, Applying the Conditions in Paragraph 42 of Statement No. 144 in Determining Whether to Report Discontinued Operations.  If we were to determine that there was any significant continuing involvement, the income and loss and net gain on dispositions of the operating property would not be recorded in discontinued operations.

A property is classified as held for sale when certain criteria, as set forth under SFAS No. 144, are met.  At such time, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and ceases to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell.  We had one property in Australia classified as held for sale as of December 31, 2008.

Revenue Recognition

Revenue from cinema ticket sales and concession sales are recognized when sold.  Revenue from gift certificate sales is deferred and recognized when the certificates are redeemed.  Rental revenue is recognized on a straight-line basis in accordance with SFAS No. 13 – Accounting for Leases.

Deferred Leasing/Financing Costs

Direct costs incurred in connection with obtaining tenants and/or financing are amortized over the respective term of the lease or loan on a straight-line basis.  Direct costs incurred in connection with financing are amortized over the respective term of the loan utilizing the effective interest method, or straight-line method if the result is not materially different.  In addition, interest on loans with increasing interest rates and scheduled principal pre-payments are also recognized on the effective interest method.

General and Administrative Expenses

For the years ended December 31, 2008, 2007, and 2006, we booked gains on the settlement of litigation of $2.5 million, $523,000, and $900,000, respectively, included in other income as a recovery of legal expenses included in general and administrative expenses.

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

The carrying value of our Australian and New Zealand assets fluctuates due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars.  The exchange rates of the U.S. dollar to the Australian dollar were $0.6983 and $0.8776 as of December 31, 2008 and 2007, respectively.  The exchange rates of the U.S. dollar to the New Zealand dollar were $0.5815 and $0.7678 as of December 31, 2008 and 2007, respectively.

Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares of Class A and Class B Stock outstanding during the years ended December 31, 2008, 2007, and 2006, respectively.  Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding plus the dilutive effect of stock options and unvested restricted stock.  We had unissued restricted stock of 119,869 shares as of the year ended December 31, 2008 and stock options to purchase 577,850, 577,850, and 514,100 shares of Class A Common Stock were outstanding at December 31, 2008, 2007, and 2006, respectively, at a weighted average exercise price of $5.60, $5.60, and $5.21 per share, respectively.  Stock options to purchase 185,100 shares of Class B Common Stock were outstanding at each of the years ended December 31, 2008, 2007, and 2006 at a weighted average exercise price of $9.90 per share.  In accordance with SFAS No. 128 – Earnings Per Share, as we had recorded a loss from continuing operations before discontinued operations for the years ended December 31, 2008 and 2007, the effect of the stock options and restricted stock was anti-dilutive and accordingly excluded from the earnings per share computation.

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

Business Acquisition Valuations under SFAS No. 141

The assets and liabilities of businesses acquired are recorded at their respective preliminary fair values as of the acquisition date in accordance with SFAS No. 141 - Business Combinations.  We obtain third-party valuations of material property, plant and equipment, intangible assets, debt and certain other assets and liabilities acquired.  We also perform valuations and physical counts of property, plant and equipment, valuations of investments and the involuntary termination of employees, as necessary.  Costs in excess of the net fair values of assets and liabilities acquired is recorded as goodwill.

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

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), on a prospective basis, as amended by FASB Staff Position (FSP) SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP SFAS 157-1”) and FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements.  SFAS No. 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements.  FSP SFAS 157-1 amends SFAS No. 157 to exclude from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases.  FSP SFAS 157-2 amends SFAS No. 157 to defer the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  In addition, effective for the third quarter of 2008, we adopted FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS 157-3”).  FSP SFAS 157-3 clarifies the application of SFAS No. 157 to financial instruments in an inactive market.  The adoption of SFAS No. 157 and FSP SFAS 157-3 did not have a material impact on our consolidated financial statements since we generally do not record our financial assets and liabilities in our consolidated financial statements at fair value.

Effective January 1, 2008, we also adopted, on a prospective basis, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements since we elected not to apply the fair value option for any of our eligible financial instruments or other items.

The fair value of our financial assets and liabilities are disclosed in Note 16 – Fair Value of Financial Instruments to our consolidated financial statements.  We generally determine or calculate the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments while estimating for non-performance and liquidity risk.  These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

The financial assets and liabilities recorded at fair value in our consolidated financial statements are marketable securities and interest rate swaps.  The carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities.  The remaining financial assets and liabilities which are only disclosed at fair value are comprised of notes payable, trust preferred securities, and other debt instruments.  We estimated the fair value of our secured mortgage notes payable, our unsecured notes payable, trust preferred securities, and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate.  We calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of our debt adding an appropriate credit spreads derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

We will adopt SFAS No. 157 for our non-financial assets and non-financial liabilities on January 1, 2009 in accordance with FSP SFAS 157-2.  We believe the adoption of SFAS No. 157 relating to our non-financial assets and liabilities will not have a material impact to our consolidated financial statements.  Assets and liabilities typically recorded at fair value on a non-recurring basis to which SFAS No. 157 will be applied on January 1, 2009 include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

•	Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144; and

•	Asset retirement obligations initially measured under SFAS No. 143, Accounting for Asset Retirement Obligations

Recent Accounting Pronouncements

SFAS No. 141(R) and No. 160

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred.  SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity and eliminates “minority interest accounting” such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations. SFAS No. 141(R) and SFAS No. 160 require concurrent adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008.  Early adoption of either standard is prohibited.  Management believes that these statements may have a material impact on the Company’s consolidated balance sheet, results of operations, cash flows, or statements of shareholders’ equity.

FSP EITF No. 03-6-1

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method.  We believe that FSP EITF No. 03-6-1 will not have a material impact on our consolidated financial statements and results of operations.  FSP EITF No. 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008.

SFAS No. 161

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008.  We believe that the adoption of SFAS No. 161 will not have a material impact on our consolidated financial statement disclosures since we solely have interest rate swap agreements not formally designated as cash flow hedges at the inception of the derivative contract.

FSP 142-3

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 is to be applied prospectively for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations and cash flows but currently do not believe it will have a material impact on our consolidated financial statements.

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

Note 3 – Stock Based Compensation and Employee Stock Option Plan

Stock Based Compensation

As part of his compensation package, Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, was granted $500,000, $350,000, and $250,000 of restricted Class A Non-Voting Common Stock for each of the years ending December 31, 2008, 2007 and 2006.  The 2008 stock grant of 66,050 shares was granted fully vested with a stock grant price of $7.57.  The 2007 and 2006 stock grants each have a vesting period of two years, a stock grant price of $9.99 and $8.26, respectively; and no total unrealized gain in market value at December 31, 2008.  During the year ended December 31, 2008, one-half of his 2007 and one-half of his 2006 stock grants vested representing 17,518 and 15,133 shares, respectively, of Class A Non-Voting Common Stock with stock grant prices of $9.99 and $8.26 per share and fair market values of $69,000 and $60,000, respectively.  As of December 31, 2008, these shares had not yet been issued to Mr. Cotter.  At December 31, 2007, in recognition of the vesting of one-half of his 2006 and one-half of his 2005 stock grants, we issued to Mr. Cotter 15,133 and 16,047 shares, respectively, of Class A Non-Voting Common Stock, which had a stock grant price of $8.26 and $7.79 per share and fair market values of $151,000 and $160,000, respectively.

On August 21, 2008, as part of their executive compensation, 37,388 shares of fully vested restricted Class A Non-Voting Common Stock were granted to three of our executives as stock bonuses having a grant date fair value of $340,000.  As of December 31, 2008, these shares had yet to be issued to them and the executives had the option to accept the shares or to receive a reduced cash payment in lieu of shares.

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2008 and 2007 in the amounts of 10,309 and 11,587 shares, respectively.  These stock grants have vesting periods of two years and stock grant prices of $9.70 and $8.63, respectively.  On February 11, 2008, $50,000 of restricted Class A Non-Voting Common Stock vested related to Mr. Hunter’s 2007 grant.  As of December 31, 2008, 5,794 shares related to this vesting have yet to be issued to him.  In July 2008, Mr. Jay Laifman started with the Company as our Corporate General Counsel.  As part of his compensation package, Mr. Laifman was granted $100,000 of Class A Non-Voting Common Stock or 10,638 shares with stock grant price of $9.40 upon acceptance of his employment agreement.  This stock grant has a vesting period of two years.

During the years ended December 31, 2008, 2007 and 2006, we recorded compensation expense of $896,000, $238,000, and $188,000, respectively, for the vesting of all our restricted stock grants.  The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Weighted Average Fair Value at Grant Date
Outstanding – January 1, 2006	32,094	$250
Granted	30,266	250
Vested	(16,047)	(188)
Outstanding – December 31, 2006	46,313	312
Granted	46,623	450
Vested	(31,180)	(238)
Outstanding – December 31, 2007	61,756	524
Granted	124,385	1,040
Vested	(152,520)	(990)
Outstanding – December 31, 2008	33,621	$574

In 2006, we formed Landplan Property Partners, Ltd (“Reading Landplan”), to identify, acquire and develop or redevelop properties on an opportunistic basis.  In connection with the formation of Reading Landplan, we entered into an agreement with Mr. Doug Osborne pursuant to which (i) Mr. Osborne will serve as the chief executive officer of Reading Landplan and (ii) Mr. Osborne’s affiliate, Landplan Property Group, Ltd (“LPG”), will perform certain property management services for Reading Landplan.  The agreement provides for Mr. Osborne to hold an equity interest in the entities formed to hold these properties; such equity interest to be (i) subordinate to our right to an 11% compounded return on investment and (ii) subject to adjustment depending upon various factors including the term of the investment and the amount invested.  In general, this equity interest will range from 27.5% to 15%.  Currently, this equity interest stands at 15%.

Using our LPP investment vehicle, we acquired or entered into agreements to acquire four parcels in Taringa, Brisbane, Australia during 2008, acquired the two properties called the Lake Taupo Motel and the Manukau property during 2007 in New Zealand, and acquired one property in Indooroopilly, Brisbane, Australia during 2006.  With the purchase of these properties, based on SFAS No. 123(R), we calculated the fair value of Mr. Osborne’s equity interest in our various trusts to be $117,000 and $237,000 at December 31, 2008 and 2007, respectively.  During the years ended December 31, 2008, 2007, and 2006, we expensed ($59,000), $214,000, and $14,000, respectively, associated with Mr. Osborne’s interests.  At December 31, 2008, the total unrecognized compensation expense related to the LPP equity awards was $229,000, which is expected to be recognized over the remaining weighted average period of approximately 27.0 months.

Employee Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock.  For the stock options exercised during the year ending December 31, 2007, we issued for cash to an employee of the corporation under this stock based compensation plan, 6,250 shares of Class A Nonvoting Common Stock at an exercise price of $4.01, and, for the stock options exercised during the year ending December 31, 2006, 12,000 shares and 15,000 shares of Class A Nonvoting Common Stock were issued at exercise prices of $3.80 and $2.76 per share, respectively.  During the year ending December 31, 2008, we did not issue any shares under this stock based compensation plan.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)) which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.  This statement was adopted using the modified prospective method, which requires that we recognize compensation expense on a prospective basis for all newly granted options and any modifications or cancellations of previously granted awards.  Therefore, prior period consolidated financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based payment awards, modifications to awards, and cancellations of awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods.  We estimate the valuation of stock based compensation using a Black-Scholes option pricing formula.

When our tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  SFAS No. 123(R) requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  Had we previously adopted SFAS No. 123(R), there would have been no impact on our presentation of the consolidated statement of cash flows because there were no recognized tax benefits relating to the year ended December 31, 2005.  For the years ended December 31, 2008, 2007, and 2006, there was also no impact to the consolidated statements of cash flows because there were no recognized tax benefits during these periods.

SFAS No. 123(R) requires companies to estimate forfeitures.  Based on our historical experience, we did not estimate any forfeitures for the granted options during the years ended December 31, 2008, 2007 and 2006.

In November 2005, the FASB issued FSP SFAS No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.  The Company has elected to adopt the alternative transition method provided in this FSP for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R).  The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool or APIC pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

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

No options were granted during 2008.  For the 301,250 and 20,000 options granted during 2007 and 2006, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006
Stock option exercise price	$8.35 – $10.30	$ 8.10
Risk-free interest rate	4.636 – 4.824%	4.22%
Expected dividend yield	--	--
Expected option life	9.60 – 9.96 yrs	5.97 yrs
Expected volatility	33.64 – 45.47%	34.70%
Weighted average fair value	$ 4.42 – $4.82	$ 4.33

Using the above assumptions and in accordance with the SFAS No. 123(R) modified prospective method, we recorded $640,000, $756,000 and $98,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the years ended December 31, 2008, 2007, and 2006, respectively.  The effect on earnings per share of the compensation charge was $0.03, $0.03, and less than $0.01 per share for the years ended December 31, 2008, 2007, and 2006, respectively.  At December 31, 2008 and 2007, the total unrecognized estimated compensation cost related to non-vested stock options granted was $236,000 and $876,000, respectively, which is expected to be recognized over a weighted average vesting period of 0.52 and 1.27 years, respectively.  No options were exercised in 2008.  The total realized value of stock options exercised during the years ended December 31, 2007 and 2006 was $37,000, and $136,000, respectively.  The grant date fair value of options that vested during the years ending December 31, 2007 and 2006 was $55,000 and $199,000, respectively.  We recorded cash received from stock options exercised of $25,000 and $88,000 during the years ended December 31, 2007 and 2006, respectively.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at December 31, 2008 and 2007 was $177,000 and $2.5 million, respectively, of which 100.0% and 98.7%, respectively, were currently exercisable.

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

We had the following stock options outstanding and exercisable:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2006	521,100	185,100	$5.00	$9.90	474,600	185,100	$5.04	$9.90
Granted	20,000	--	$8.10	$--
Exercised	(27,000)	--	$3.22	$--
Outstanding-December 31, 2006	514,100	185,100	$5.21	$9.90	488,475	185,100	$5.06	$9.90
Granted	151,250	150,000	$9.37	$10.24
Exercised	(6,250)	--	$4.01	$--
Expired	(81,250)	(150,000)	$10.25	$10.24
Outstanding-December 31, 2007	577,850	185,100	$5.60	$9.90	477,850	35,100	$4.72	$8.47
No activity during the period	--	--	$--	$--
Outstanding-December 31, 2008	577,850	185,100	$5.60	$9.90	525,350	110,100	$5.19	$9.67

The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at December 31, 2008 and 2007 were approximately 5.22 and 6.22 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at December 31, 2008 and 2007 was approximately 4.61 and 4.74, respectively.

Note 4 – Earnings (Loss) Per Share

For the three years ended December 31, 2008, we calculated the following earnings (loss) per share (dollars in thousands, except per share amounts):

	2008	2007	2006
Income (loss) from continuing operations	$(19,097)	$(3,996)	$4,105
Income from discontinued operations	562	1,893	(249)
Net income (loss)	(18,535)	(2,103)	3,856
Weighted average shares of common stock – basic	22,477,471	22,478,145	22,425,941
Weighted average shares of common stock – diluted	22,477,471	22,478,145	22,674,818

Earnings (loss) per share:
Earnings (loss) from continuing operations – basic and diluted	$(0.84)	$(0.18)	$0.18
Earnings (loss) from discontinued operations – basic and diluted	$0.02	$0.09	$(0.01)
Earnings (loss) per share – basic and diluted	$(0.82)	$(0.09)	$0.17

For the year ended December 31, 2006, the weighted average common stock – dilutive only included 248,877 of exercisable stock options.  For the years ended December 31, 2008 and 2007, we recorded losses from continuing operations.  As such, the incremental shares of 152,520 shares of restricted Class A Non-Voting Common Stock and 233,760 of exercisable stock options in 2008 and the 278,376 of exercisable stock options in 2007 were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

Note 5 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	December 31,
	2008	2007
Prepaid and other current assets
Prepaid expenses	$518	$569
Prepaid taxes	546	602
Deposits	307	2,097
Other	953	532
Total prepaid and other current assets	$2,324	$3,800

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,140	$1,270
Long-term restricted cash	209	--
Deferred financing costs, net	5,773	2,805
Interest rate swap	--	526
Other receivables	1,586	1,648
Pre-acquisition costs	--	948
Other	593	787
Total non-current assets	$9,301	$7,984

Note 6 – Property Under Development

Property under development is summarized as follows (dollars in thousands):

	December 31,
Property Under Development	2008	2007
Land	$26,962	$36,994
Construction-in-progress (including capitalized interest)	31,633	29,793
Property Under Development	$58,595	$66,787

The amount of capitalized interest for our properties under development was $5.7 million, $4.4 million, and $1.8 million for the three years ending December 31, 2008, 2007, and 2006, respectively.  Subsequent to the year-ended December 31, 2008, we decided to substantially halt our current development progress on certain Australian land development projects.  As a result, we will no longer capitalize interest for these projects until the development work recommences.  In addition, during the fourth quarter of 2008, we recorded an impairment expense relating to these projects and a New Zealand property totaling $4.0 million as reported in our real estate segment operating income.  The impairments are primarily related to the impact of the fourth quarter economic downturn in the Australian economy.

Note 7 – Property and Equipment

Property and equipment is summarized as follows (dollars in thousands):

	December 31,
Property and Equipment	2008	2007
Land	$49,885	$51,242
Building and improvements	77,660	96,321
Leasehold interests	30,994	12,171
Construction-in-progress	487	1,318
Fixtures and equipment	60,011	55,658
Total cost	219,037	216,710
Less accumulated depreciation	(65,872)	(62,698)
Property and equipment, net	$153,165	$154,012

Depreciation expense for property and equipment was $15.6 million, $11.1 million, and $12.3 million, for the three years ending December 31, 2008, 2007, and 2006, respectively.

During the fourth quarter of 2008, the significant downturn in the New Zealand economy resulted in four of our cinemas requiring impairment charges aggregating $2.1 million as reported in our cinema segment operating income.

Note 8 – Acquisitions and Property Development

2008 Acquisitions and Property Development

Consolidated Entertainment Cinemas Acquisitions

In keeping with our business plan of being opportunistic in adding to our existing cinema portfolio, on February 22, 2008, we acquired 15 cinemas with 181 screens in Hawaii and California (the “Consolidated Entertainment” acquisition) from Pacific Theatres Exhibition Corp. and its affiliates (collectively, the “Sellers”) for $70.2 million.  The purchase price was subsequently adjusted to $63.9 million as described below under post closing adjustments, which were applied to reduce the principal amount owed under financing provided by an affiliate of the Sellers (the “Nationwide Note 1”).  The financing of the transaction included $48.4 million of debt from GE Capital, net of deferred financing costs of $1.6 million, a loan of $21.0 million as evidenced by the Nationwide Note 1, and $800,000 of cash from Reading (see Note 12 – Notes Payable for a more complete explanation of the GE debt and the Nationwide Note 1).

The theaters and assets are located in California and Hawaii.  We acquired the theaters and other assets through certain special purpose entities formed by us for this purpose.  The acquired assets consist primarily of the buildings and leasehold interests in fourteen of the theaters; a management agreement with the Sellers under which we will manage one other theater (but pursuant to which we effectively bear the risk and are entitled to the benefits associated with the ownership of that theater), and furniture, fixtures, equipment and miscellaneous inventory at the theaters.  The theaters contain a total of 181 screens, which compares to 286 total screens owned or operated by us immediately prior to the acquisition. The leasehold interests have current terms ranging from approximately 2 to 12 years, subject in some cases to favorable renewal options.  The management agreement relating to the managed theater is for a term of approximately 4 years and entitles us to a management fee equal to the cash flow of the theater.

The initial aggregate purchase price has now been adjusted down by $6.3 million to $63.9 million, and is subject to further additional adjustments based upon post-closing matters relating to the possible opening of competing theater projects in the vicinity of certain acquired theaters.  These additional acquisition price reductions can range from $0 to as much as the full amount of the Nationwide Note 1 as adjusted to date, if all contingencies were met.  Pursuant to the $6.3 million reduction in purchase price, the Nationwide Note 1 was correspondingly reduced by $6.3 million during the second quarter of 2008.  The reduction in purchase price results in a permanent reduction in the original $21.0 million debt obligation to $14.7 million at December 31, 2008.  This loan was subsequently increased in July 2008 by $3.0 million in accordance with the Sales and Purchase Agreement of Consolidated Entertainment (see Note 12 – Notes Payable).

During the fourth quarter of 2008, we finalized our estimates of the value of the assets and liabilities acquired from this acquisition in accordance with SFAS No. 141, Business Combinations.  These fair value estimates of the cinema assets acquired have been allocated to the acquired tangible assets, identified intangible assets and liabilities, consisting of the value of above and below-market leases, if any, based in each case on their respective fair values at the date of acquisition.  Goodwill was recorded to the extent the purchase price including certain acquisition and close costs exceeded the fair value estimates of the net acquired assets.  Our finalized purchase price allocation is as follows:

	Initial Allocation	Purchase Price and Allocation Adjustments	Final Allocation
Inventory	$271	$--	$271
Prepaid assets	543	--	543
Property & Equipment:
Leasehold improvements	32,303	(12,363)	19,940
Furniture and equipment	7,030	2,137	9,167
Intangibles:
Trade name	7,220	--	7,220
Non-compete agreement	400	--	400
Below market leases	9,999	1,832	11,831
Goodwill	12,556	6,308	18,864
Trade payables	(123)	--	(123)
Above market leases	--	(4,164)	(4,164)
Total Purchase Price	$70,199	$(6,250)	$63,949

The unaudited pro forma results, assuming the above noted acquisition had occurred as of January 1, 2007 for purposes of the 2008 and 2007 pro forma disclosures, are presented below.  These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisition, as well as higher interest expense as a result of the debt incurred to finance the acquisition.  These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisition occurred on January 1, 2007 and January 1, 2008, respectively, and may not be indicative of future operating results (dollars in thousands, except share data):

	2008	2007
Revenue	$195,631	$197,271
Operating income	(538)	925
Net loss from continuing operations	(15,898)	(14,109)
Basic and diluted loss per share from continuing operations	(0.71)	(0.63)
Weighted average number of shares outstanding – basic	22,477,471	22,478,145
Weighted average number of shares outstanding – dilutive	22,477,471	22,478,145

Taringa Land

During the first quarter of 2008, we have acquired or entered into agreements to acquire four contiguous properties of approximately 50,000 square feet, which we intend to develop.  The aggregate purchase price of these properties is $9.8 million (AUS$13.7 million), of which $2.5 million (AUS$2.8 million) relates to the three properties that have been acquired and $7.6 million (AUS$10.9 million) relates to the one property that is under contract to be acquired.  As part of the agreement to purchase the one property under contact, we paid a refundable deposit of $209,000 (AUS$300,000) associated with the purchase of one of these properties.  Our obligation to close on the fourth property is subject to certain conditions (which we may waive) including a rezoning.

2007 Acquisitions and Property Development

New Zealand Property Acquisitions

On July 27, 2007, we purchased through a Reading Landplan property trust a 64.0 acre parcel of undeveloped agricultural real estate for approximately $9.3 million (NZ$12.1 million).  We intend to rezone the property from its current agricultural use to commercial use, and thereafter to redevelop the property in accordance with its new zoning.  No assurances can be given that such rezoning will be achieved, or if achieved, that it will occur in the near term.

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

On February 14, 2007, we acquired, through a Reading Landplan property trust, a 1.0 acre parcel of commercial real estate for approximately $4.9 million (NZ$6.9 million).  A portion of this property includes unimproved land that we do not intend to develop.  This land was determined to have a fair value of $1.8 million (NZ$2.6 million) at the time of purchase and was previously included on our balance sheet as land held for sale.  The remaining property and its cost basis of $3.1 million (NZ$4.3 million) was included in property under development.  During 2008, this property was transferred from held for sale to held for future development and a write-down of $1.0 million to fair value was recognized at the date of transfer.  The operating activities of the motel are not material.  We have completed our purchase price allocation for this property in accordance with SFAS No. 141 - Business Combinations.

Cinemas 1, 2 & 3 Building

On June 28, 2007, we purchased the building associated with our Cinemas 1, 2 & 3 for $100,000 from Sutton Hill Capital (“SHC”).  Our option to purchase that building has been previously disclosed, and was granted to us by SHC at the time that we acquired the underlying ground lease from SHC on June 1, 2005.  As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors, unanimously approved the purchase of the property.  The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets in New York City.

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

2006 Acquisitions and Property Development

Indooroopilly Land

On September 18, 2006, we purchased a 0.3 acre property for $1.8 million (AUS$2.3 million).  We have obtained approval to develop the property to be a 28,000 square foot grade A commercial office building comprising six floors of office space and two basement levels of parking with 33 parking spaces.  We expect to spend US$8 million (AUS$9.4 million) in development costs.  We anticipate this project being completed by March 2009.

Moonee Ponds Land

On September 1, 2006, we purchased two parcels of land aggregating 0.4 acres adjacent to our Moonee Ponds property for $2.5 million (AUS$3.3 million).  This acquisition increases our holdings at Moonee Ponds to 3.3 acres and gives us frontage facing the principal transit station servicing the area.  We are now in the planning stages of determining best use depending on factors including development of adjacent properties.  This property is zoned for high-density as a “Principal Activity Area.”

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

As a result of these transactions, the only cinema held in the Berkeley Joint Venture at December 31, 2006 and 2007, is the Botany Downs cinema in suburban Auckland.

Malulani Investments, Limited

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in Malulani Investments, Limited, a private real estate company.  As of March 11, 2009, we sold that interest (See Note 27 – Subsequent Events).

Queenstown Cinema

Effective February 23, 2006, we purchased a 3-screen leasehold cinema in Queenstown, New Zealand for $939,000 (NZ$1.4 million).  Of this purchase price, $647,000 (NZ$977,000) was allocated to the acquired fixed assets and $297,000 (NZ$448,000) was allocated to goodwill.  We funded this acquisition through internal sources.

Newmarket ETRC

During the first quarter of 2006, we completed the development and opened the remaining retail portion of an ETRC on our 177,497 square foot parcel in Newmarket, a suburb of Brisbane, in Queensland, Australia.  The total construction costs for the site were $26.7 million (AUS$34.2 million) including $1.4 million (AUS$1.9 million) of capitalized interest.  This project was primarily funded through our $78.8 million (AUS$100.0 million) Australian Corporate Credit Facility with the Bank of Western Australia, Ltd.  As of December 31, 2008, this property was 100% leased.

Note 9 – Assets Held for Sale and Disposals

2008 Transactions

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, we report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale under SFAS No. 144.  We included all results of these discontinued operations, less applicable income taxes, in a separate component of operations on the consolidated statements of operations under the heading “discontinued operations.”  This treatment resulted in reclassifications of the 2007 financial statement amounts to conform to the 2008 presentation.

Auburn Cinema and Real Estate

On September 16, 2008, we entered into a sale option agreement to sell our Auburn real estate property and cinema for $28.5 million (AUS$36.0 million).  The sale option agreement calls for an initial option payment of $948,000 (AUS$1.2 million), received on the agreement date, and four option installment payments of $316,000 (AUS$400,000), $316,000 (AUS$400,000), $316,000 (AUS$400,000), and $948,000 (AUS$1.2 million) payable over the subsequent 9 months.  As of December 31, 2008, we have received, as timetabled in the agreement, $1.3 million

(AUS$1.6 million) in payments associated with this option agreement.  The option comes to term on November 1, 2009 at which time the balance of $25.6 million (AUS$32.4 million) is due and payable.  At any time during the 13-month option, the buyer may decline to move further in the sale process resulting in a forfeiture of all previous option payments.

The assets of the Auburn real estate and cinema are as follows (dollars in thousands):

	December 31, 2008	December 31, 2007
Assets
Land	$7,395	$9,294
Building	13,131	16,754
Equipment and fixtures	7,364	8,991
Less: Accumulated depreciation	(7,771)	(9,098)
Total assets held for sale	$20,119	$25,941

The years ending December 31, 2008, 2007, and 2006 results for the Auburn real estate and cinema are as follows (dollars in thousands):

	2008	2007	2006
Revenue	$5,769	$5,831	$5,274
Operating expense	4,517	4,666	4,223
Depreciation and amortization expense	690	1,184	1,300
Income (loss) from discontinued operations	$562	$(19)	$(249)

Berkeley Cinemas – Botany

On June 6, 2008, we sold the Botany Downs Cinema to our joint venture partner for $3.3 million (NZ$4.3 million) resulting in a net gain on sale of an unconsolidated entity of $2.5 million (NZ$3.2 million).  With the sale of the cinema, our unconsolidated joint venture debt decreased by $3.2 million (NZ$4.2 million).  We continue to have certain outstanding, contingent claims related to interest and working capital, which may or may not increase the total sales price of the cinema.

2007 Transactions

In June 2007, upon the fulfillment of our commitment, we recorded the release of a deferred gain on the sale of a discontinued operation of $1.9 million associated with a previously sold property.

2006 Transactions

Berkeley Cinema Group

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

Note 10 – Goodwill and Intangible Assets

Goodwill associated with our asset acquisitions is tested for impairment at the end of the third quarter with continued evaluation through the fourth quarter of every year.  Based on the projected profits and cash flows of the related assets, it was determined that there is no impairment to our goodwill as of December 31, 2008 or 2007.  Goodwill increased during the period primarily due to 2008 acquisitions discussed in Note 8 – Acquisitions and Property Development.  At December 31, 2008 and 2007, our goodwill consisted of the following (dollars in thousands):

2008	Cinema	Real Estate	Total
Balance as of January 1, 2008	$13,827	$5,273	$19,100
Goodwill acquired during 2008	18,949	--	18,949
Foreign currency translation adjustment	(2,888)	(197)	(3,085)
Balance at December 31, 2008	$29,888	$5,076	$34,964

2007	Cinema	Real Estate	Total
Balance as of January 1, 2007	$12,713	$5,206	$17,919
Foreign currency translation adjustment	1,114	67	1,181
Balance at December 31, 2007	$13,827	$5,273	$19,100

The Goodwill acquired in the first quarter of 2008, as part of the Pacific Theater cinemas acquisition, will be tested as of each anniversary date of such acquisition.

We have intangible assets subject to amortization consisting of the following (dollars in thousands):

As of December 31, 2008	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$23,815	$7,220	$2,773	$440	$34,248
Less: Accumulated amortization	5,743	678	2,616	93	9,130
Total, net	$18,072	$6,542	$157	$347	$25,118

As of December 31, 2007	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$12,295	$--	$2,773	$238	$15,306
Less: Accumulated amortization	4,311	--	2,521	26	6,858
Total, net	$7,984	$--	$252	$212	$8,448

We have intangible assets other than goodwill that are subject to amortization and are being amortized over various periods.  We amortize our beneficial leases over the lease period, the longest of which is approximately 30 years, our trade name using an accelerated amortization method over its estimated useful life of 45 years, and our option fee and other intangible assets over 10 years.  For the years ended December 31, 2008, 2007 and 2006, our amortization expense totaled $2.3 million, $836,000, and $868,000, per year, respectively.  The estimated amortization expense in the five succeeding years and thereafter is as follows (dollars in thousands):

Year Ending December 31,
2009	$2,732
2010	2,701
2011	2,637
2012	2,630
2013	2,515
Thereafter	11,903
Total future amortization expense	$25,118

Note 11 – Investments in and Advances to Unconsolidated Joint Ventures and Entities

Investments in and advances to unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Malulani Investments, Limited as described below.  As of December 31, 2008 and 2007, these investments in and advances to unconsolidated joint ventures and entities include the following (dollars in thousands):

		December 31,
	Interest	2008	2007
Malulani Investments	29.3%	$1,800	$1,800
Rialto Distribution	33.3%	896	1,029
Rialto Cinemas	50.0%	3,763	5,717
205-209 East 57th Street Associates, LLC	25.0%	1,216	1,059
Mt. Gravatt	33.3%	3,968	5,159
Berkeley Cinemas – Botany	50.0%	--	716
Total		$11,643	$15,480

For the years ending December 31, 2008, 2007, and 2006, we recorded our share of equity earnings (loss) from our unconsolidated joint ventures and entities as follows (dollars in thousands):

	December 31,
	2008	2007	2006
Rialto Distribution	$66	$250	$25
Rialto Cinemas	(301)	(101)	(169)
205-209 East 57th Street Associates, LLC	157	1,329	8,277
Mt. Gravatt	834	793	648
Berkeley Cinema – Group	--	--	322
Berkeley Cinemas – Palms & Botany	44	274	444
Other	(303)	--	--
Total	$497	$2,545	$9,547

Malulani Investments, Limited

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company.  We have been in contact with Malulani Investments, Limited (“MIL”) and requested quarterly or annual operating financials.  To date, we have received no response to our request for relevant financial information as described more fully in Note 19 – Commitments and Contingencies.  Based on this situation, we do not believe that we can assert significant influence over the dealings of this entity.  As such and in accordance with FASB Interpretation No. 35 – Criteria for Applying the Equity Method of Accounting for Investments in Common Stock – an Interpretation of APB Opinion No. 18, we are treating this investment on a cost basis by recognizing earnings as they are distributed to us.

In December 2006, we commenced a lawsuit against certain officers and directors of Malulani Investments Limited (“MIL”) alleging various direct and derivative claims for breach of fiduciary duty and waste and seeking, among other things, access to various company books and records.  As certain of these claims were brought derivatively, MIL was also named as a defendant in that litigation.  (See Note 19 – Commitments and Contingencies)  On March 11, 2009, we and Magoon LLC agreed to terms of settlement (the “Settlement Terms”) with respect to this lawsuit.  Under the Settlement Terms, we and Magoon LLC will receive $2.5 million in cash, a $6.75 million three-year 6.25% secured promissory note (issued by TMG), and a ten year “tail interest” in MIL and TMG which allows us, in effect, to participate in certain distributions made or received by MIL, TMG and/or, in certain cases, the shareholders of TMG.  However, the tail interest continues only for a period of ten years and no assurances can be given that we will in fact receive any distributions with respect to this Tail Interest.  (See Note 27 – Subsequent Events).

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

Rialto Cinemas

Effective October 1, 2005, we purchased, indirectly, beneficial ownership of 100% of the stock of Rialto Entertainment for $4.8 million (NZ$6.9 million).  Rialto Entertainment is a 50% joint venture partner with Village and

Sky in Rialto Cinemas, the largest art cinema circuit in New Zealand.  We own an undivided 50% interest in the assets and liabilities of the joint venture and treat our interest as an equity method interest in an unconsolidated joint venture.  As of December 31, 2008, following the closure of two cinemas with 6 screens, the joint venture owned three cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, and Dunedin.

205-209 East 57th Street Associates, LLC

We own a non-managing 25% membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan.

In 2006, the joint venture closed on the sales of 59 condominiums resulting in gross sales of $117.7 million and equity earnings from unconsolidated joint venture to us of $8.3 million.  During 2007, this joint venture sold the remaining eight condominiums resulting in gross sales of $25.4 million and net equity earnings from this unconsolidated joint venture of $1.3 million.  The remaining retail space was sold in February 2009 (see Note 27 - Subsequent Events).  The condensed balance sheet and statement of operations of 205-209 East 57th Street Associates, LLC are as follows (dollars in thousands):

205-209 East 57th Street Associates, LLC Condensed Balance Sheet Information:
	December 31,
	2008	2007
Current assets	$2,198	$2,306
Non current assets	3,092	3,126
Current liabilities	157	857
Non current liabilities	45	320
Members’ equity	5,088	4,255

205-209 East 57th Street Associates, LLC Condensed Statements of Operations Information:
	December 31,
	2008	2007	2006
Total revenue	$728	$25,673	$117,708
Net income	833	6,805	33,106

Mt. Gravatt

We own an undivided 1/3 interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a 16-screen multiplex cinema in Australia.  The condensed balance sheet and statement of operations of Mt. Gravatt are as follows (dollars in thousands):

Mt. Gravatt Condensed Balance Sheet Information:
	December 31,
	2008	2007
Current assets	$799	$1,458
Non current assets	2,406	3,421
Current liabilities	561	825
Noncurrent liabilities	46	49
Members’ equity	2,598	4,005

Mt. Gravatt Condensed Statements of Operations Information:
	December 31,
	2008	2007	2006
Total revenue	$10,989	$10,603	$9,078
Net income	2,273	2,381	1,946

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

Berkeley Cinemas - Group Condensed Statements of Operations Information:
	December 31,
	2008	2007	2006
Total revenue	$--	$--	$3,440
Net income	--	--	644

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

On June 6, 2008, we sold the Botany Downs Cinema to our joint venture partner for $3.3 million (NZ$4.3 million) resulting in a net gain on sale of an unconsolidated entity of $2.5 million (NZ$3.2 million).  With the sale of the cinema, our unconsolidated joint venture debt decreased by $3.2 million (NZ$4.2 million).  We continue to have certain outstanding, contingent claims related to interest and working capital, which may or may not increase the total sales price of the cinema.  The cinema had revenues of $1.6 million (NZ$2.0 million), $5.9 million (NZ$8.0 million), and $5.6 million (NZ$8.7 million) and net income of $178,000 (NZ$226,000), $520,000 (NZ$706,000), and $778,000 (NZ$1.2 million) for the years ended December 31, 2008, 2007, and 2006, respectively.

Combined Condensed Financial Information

The combined condensed financial information for all of the above unconsolidated joint ventures and entities accounted for under the equity method is as follows; therefore, this only excludes Malulani Investments (dollars in thousands):

Condensed Balance Sheet Information (Unaudited):
	December 31,
	2008	2007
Current assets	$7,795	$11,005
Non current assets	8,463	15,034
Current liabilities	2,788	6,289
Non current liabilities	898	3,550
Member’s equity	12,572	16,200

Condensed Statements of Operations Information (Unaudited):
	December 31,
	2008	2007	2006
Total revenue	$24,370	$53,440	$135,675
Net income	3,973	10,247	35,697

Note 12 - Notes Payable

Notes payable are summarized as follows (dollars in thousands):

	December 31,			December 31,
Name of Note Payable or Security	2008 Interest Rate	2007 Interest Rate	Maturity Date	2008 Balance	2007 Balance
Australian Corporate Credit Facility	5.54%	7.75%	June 30, 2011	$70,179	$85,772
Australian Shopping Center Loans	--	--	2009-2013	733	1,066
Australian Construction Loan	6.26%	--	January 1, 2015	3,458	--
New Zealand Corporate Credit Facility	6.10%	10.10%	November 23, 2010	8,723	2,488
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	51,547	51,547
US Euro-Hypo Loan	6.73%	6.73%	July 11, 2012	15,000	15,000
US GE Capital Term Loan	6.82%	--	February 21, 2013	41,000	--
US Liberty Theatres Term Loans	6.20%	--	April 1, 2013	6,990	--
US Nationwide Loan 1	6.50 - 7.50%	--	February 21, 2013	18,857	--
US Nationwide Loan 2	8.50%	--	February 21, 2011	1,559	--
US Sutton Hill Capital Note 1 – Related Party	10.34%	9.91%	December 31, 2010	5,000	5,000
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	6.26%	January 1, 2010	7,116	7,322
Total				$239,162	$177,195

Australia

Australian Corporate Credit Facility

                During June 2008, we extended the term of our $76.8 million (AUS$110.0 million) Australian facility to June 30, 2011. This facility will continue to roll to a 3-year term, following an annual bank review. Besides the extended term, the only other changes to the original agreement was that the loan requires interest only payments and our interest margin increased from 1.00% to 1.25%. At December 31, 2008, we had drawn $70.2 million (AUS$100.5 million) against this facility and issued lease guarantees of $2.8 million (AUS$4.0 million) leaving an available undrawn balance of $3.8 million (AUS$5.5 million).  In October 2007, we negotiated an increase of our total borrowing limit of the Australia Corporate Credit Facility from $87.8 million (AUS$100.0 million) to $96.5 million (AUS$110.0 million).

This credit facility is secured by substantially all of our cinema assets in Australia, and is only guaranteed by several of our wholly owned Australian subsidiaries.  The credit facility includes a number of affirmative and negative covenants designed to protect the Bank’s security interests.  The most restrictive covenant of the facility is a limitation on the total amount that we are able to drawdown based on the total assets that are securing the loan.  Our Australian Credit Facility provides for floating interest rates based on the Bank Bill Swap Bid Rate (BBSY bid rate), but requires that not less than 70% of the loan be swapped into fixed rate obligations.  For further information regarding our swap agreements, see Note 13 – Derivative Instruments.  All interest rates above include a 1.25% interest rate margin.

In accordance with SFAS No. 133, we marked our Australian interest rate swap instruments to market resulting in a $1.1 million (AUS$1.2 million) increase, a $320,000 (AUS$338,000) decrease, and an $845,000 (AUS$1.1 million) decrease to interest expense during 2008, 2007 and 2006, respectively (See Note 13 – Derivative Instruments).

Australian Shopping Center Loans

As part of the Anderson Circuit, in July 2004, we assumed the three loans on the properties of Epping, Rhodes, and West Lakes.  The total amount assumed on the transaction date was $1.5 million (AUS$2.1 million) and the loans carry no interest as long as we make timely principal payments of approximately $280,000 (AUS$320,000) per year.  The balance of these loans at December 31, 2008 and 2007 was $733,000 (AUS$1.1 million) and $1.1 million (AUS$1.2 million), respectively.  Early repayment is possible without penalty.  The only recourse on default of these loans is the security on the properties.  During 2008 and 2007, we have not paid $140,000 (AUS$200,000) and

$88,000 (AUS$100,000), respectively, of principal payments on the West Lakes loan due to a dispute that we have with the landlord.  We are currently in the process of resolving this dispute.

Australian Construction Loan

              During 2008, we negotiated with an Australian bank a construction line of credit on our Indooroopilly property of $6.1 million (AUS$8.7 million) which upon completion of the development project, converts to a term loan of up to $7.3 million (AUS$10.5 million).  As of December 31, 2008, we have drawn $3.5 million (AUS$5.0 million) on this credit facility.

New Zealand

New Zealand Corporate Credit Facility

On December 23, 2008 we drew down $6.8 million (NZ$11.8 million) and used it to partially repay Reading International, Inc. Trust Preferred Notes during the first quarter 2009. As of December 31, 2008, we have drawn $8.7 million (NZ $15.0 million) leaving an available undrawn balance of $26.2 million (NZ$45.0 million).

On June 29, 2007, we finalized the renegotiation of our New Zealand Corporate Credit Facility as a $34.9 million (NZ$60.0 million) line of credit.  This renegotiated agreement carries the same terms as the previous agreement except that it is now a line of credit instead of term debt, the maturity date has been extended by one year to November 23, 2010, the interest rate for the facility is based on the 90-day Bank Bill Bid Rate (BBBR) plus a 1.00% margin, and a 0.20% line charge will be incurred on the total line of credit of $34.9 million (NZ$60.0 million).  The loan comes due on November 23, 2010.  The facility is secured by substantially all of our New Zealand assets, but has not been guaranteed by any entity other than several of our New Zealand subsidiaries.  The facility includes various affirmative and negative financial covenants designed to protect the bank’s security, limits capital expenditures and the repatriation of funds out of New Zealand without the approval of the bank.  Also included in the restrictive covenants of the facility is the restriction of transferring funds from subsidiary to parent.  Interest payments for this loan are required on a monthly basis.

During the February 2007, we paid off our term debt of this facility of $34.4 million (NZ$50.0 million) as a use of the proceeds from our new Subordinated notes from Reading International Trust I.  On June 29, 2007, we drew down on this line of credit by $5.2 million (NZ$6.7 million) to purchase a property in New Zealand and on July 29, 2007 we drew down an additional $9.4 million (NZ$12.2 million) to purchase the Manukau property in New Zealand (see Note 8 – Acquisitions and Property Development).  On August 2, 2007, we paid down this facility by $12.0 million (NZ$15.7 million) from the proceeds of the sale of certain marketable securities.

Domestic

Trust Preferred Securities

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust that we control, and which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in trust-preferred securities were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading.  This $1.5 million is shown on our balance sheet as “Investment in Reading International Trust I.”  The interest on the notes and preferred dividends on the trust securities carry a fixed rate for five years of 9.22% after which the interest will be based on an adjustable rate of LIBOR plus 4.00% unless we exercise our right to refix the rate at the current market rate at that time.  There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full.  We may pay off the debt after the first five years at 100.0% of the principal amount without any penalty.  The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes.  The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt.  Currently, the most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level.  However, on December 31, 2008, we secured a waiver of all financial covenants with respect to our Trust Preferred Securities for a period of nine years in consideration of payments totaling $1.6 million, consisting of an initial payment of $1.1 million paid on January 2, 2009 and a contractual obligation to pay $270,000 in December 2011 and $270,000 in December 2014..  The placement generated $49.9 million in net proceeds, which were used principally to make our investment in the common trust securities of $1.5 million, to retire all of our bank indebtedness in New Zealand of $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million).  During the years ended December 31, 2008 and December

31, 2007, we paid $4.6 million and $3.4 million, respectively, in preferred dividends to the unrelated investors that is included in interest expense.  At December 31, 2008 and 2007, we had preferred dividends payable of $768,000.  Interest payments for this loan are required every three months.

Euro-Hypo Loan

On June 28, 2007, Sutton Hill Properties LLC (“SHP”), one of our consolidated subsidiaries, entered into a $15.0 million loan that is secured by SHP’s interest in the Cinemas 1, 2 & 3 land and building.  SHP is owned 75% by Reading and 25% by Sutton Hill Capital, LLC (“SHC”), a joint venture indirectly wholly owned by Mr. James J. Cotter, our Chairman and Chief Executive Officer, and Mr. Michael Forman.  Under the terms of the credit agreement, this loan bears a fixed interest rate of 6.73% per annum payable monthly.  The loan matures on July1, 2012.  No principal payments are due until maturity.  SHP distributed the proceeds of the loan to Reading and to SHC in the amount of $10.6 million and $3.5 million, respectively.  Because, the cash flows from SHP are currently insufficient to cover its obligations, Reading and Sutton Hill Capital, LLC, have agreed to contribute the capital required to service the debt.  Reading will be responsible for 75% and SHC will be responsible for 25% of such capital payments.  Interest payments for this loan are required on a monthly basis.

GE Capital Term Loan

In connection with the Consolidated Entertainment acquisition described in Note 8 - Acquisitions and Property Development, on February 21, 2008, our wholly-owned subsidiary, Consolidated Amusement Theatres, Inc., (now renamed Consolidated Entertainment, Inc.) as borrower (“Borrower”), and Consolidated Amusement Holdings, Inc. (“Holdings”) entered into a Credit Agreement with General Electric Capital Corporation (“GE”) as lender and administrative agent, and GE Capital Markets, Inc. as lead arranger, which provides Borrower with a senior secured credit facility of up to $55.0 million in the aggregate, including a revolving credit facility of up to $5.0 million and a $1.0 million sub-limit for letters of credit  (the “Credit Facility”).  The initial borrowings under the Credit Facility were used to finance, in part, our acquisition of the theaters and other assets described in Note 8 - Acquisitions and Property Development.  We may borrow additional amounts under the Credit Facility for other acquisitions as permitted under the Credit Facility (and to pay any related transaction expenses), and for ordinary working capital and general corporate needs of Borrower, subject to the terms of the Credit Facility.  We incurred deferred financing costs of $2.6 million related to our borrowings under this Credit Facility.  The Credit Facility expires on February 21, 2013 and is secured by substantially all the assets of Borrower and Holdings.

Borrowings under the Credit Facility bear interest at a rate equal to either (i) the Index Rate (defined as the higher of the Wall Street Journal prime rate and the federal funds rate plus 50 basis points), or (ii) LIBOR (as defined in the Credit Facility), at the election of Borrower, plus, in each case, a margin determined by reference to Borrower's Leverage Ratio (as defined in the Credit Facility) that ranges between prime rate plus 2.00% and prime rate plus 2.75%, and between LIBOR plus 3.25% and LIBOR plus 4.00%, respectively. At present, we have elected to use the LIBOR plus 4.00% as our interest borrowing rate.  We are required to swap no less than 50% of our variable rate drawdowns for the first two years of this loan agreement.  For further information regarding our swap agreements, see Note 13 – Derivative Instruments.

Borrowings under the Credit Facility may be prepaid at any time without penalty, subject to certain minimums and payment of any LIBOR funding breakage costs.  Borrower will be required to pay an unused commitment fee equal to 0.50% per annum on the actual daily-unused portion of the revolving loan facility, payable quarterly in arrears.  Outstanding letters of credit under the Credit Facility are subject to a fee of the applicable LIBOR rate in effect per annum on the face amount of such letters of credit, payable quarterly in arrears.  Borrower will be required to pay standard fees with respect to the issuance, negotiation, and amendment of letters of credit issued under the letter of credit facility.  In accordance with the prepayment provisions of the credit agreement, during 2008, we paid down on the facility by $9.0 million.  This includes a prepayment of the annual cash flow draw of $6.0 million and a pay down of the overall facility by an additional $3.0 million.

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

US Nationwide Loan 1

As described in greater detail in Note 8 - Acquisitions and Property Development, on February 22, 2008, we acquired 15 motion picture theaters and theater-related assets from Pacific Theatres Exhibition Corp. and its affiliates (collectively, the “Sellers”) for $70.2 million.  The Seller’s affiliate, Nationwide Theatres Corp (“Nationwide”), provided $21.0 million of acquisition financing evidenced by a five-year promissory note (the “Nationwide Note 1”) of Reading Consolidated Holdings, Inc., our wholly owned subsidiary (“RCHI”), maturing on February 21, 2013.

The Nationwide Note 1 is subject to certain adjustments.  To date, these adjustments have resulted in a net reduction of $3.3 million in the principal amount of the $8.0 million portion of the note, comprised of a reduction in the amount of $6.3 million and an additional advance of $3.0 million (such advance is being used to pay down the GE Capital Term Loan discussed above).

The Nationwide Note 1 bears interest (i) as to $4.7 million of principal at the annual rates of 7.50% for the first three years and 8.50% thereafter and (ii) as to $13.0 million of principal at the annual rates of 6.50% through July 31, 2009 and 8.50% thereafter.  Accrued interest is due and payable on February 21, 2011 and thereafter on the last day of each calendar quarter, commencing on June 30, 2011.  The entire principal amount is due and payable upon maturity, subject to our right to prepay at any time without premium or penalty and to the requirement that, under certain circumstances, we make mandatory prepayments equal to a portion of free cash flow generated by the acquired theaters.  The loan is recourse only to RCHI and its assets, which include all of the Hawaii theaters and certain of the California theaters acquired from the Sellers and our Manville and Dallas Angelika Theaters.  The accrued interest payable for this loan and the US Nationwide Loan 2 was $1.2 million and included in the loan balances at December 31, 2008.

US Nationwide Loan 2

In connection with the acquisition, the Sellers also committed to loan to RDI up to $3.0 million in two draws of $1.5 million each, one of which was drawn on July 21, 2008 and the other of which may be drawn on or before July 31, 2009.  This loan bears an interest rate of 8.50%, compounded annually.  The loan and accrued interest are due and payable, in full, on February 21, 2011, subject to our right to prepay the loan without premium or penalty.

Sutton Hill Capital Note 1 - City Cinemas Standby Credit Facility

In connection with the City Cinemas Transaction, on September 14, 2004, we issued a $5.0 million promissory note to SHC that carries an interest rate at December 31, 2008, of 10.34% per annum, which is indexed, to the annual consumer price index with interest only payments payable monthly and a balloon principal payment due on the loan maturity date.  The loan maturity date has been extended three times and is currently December 31, 2010.  We used the proceeds to in part invest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan.  Interest payments for this loan are required on a monthly basis.

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

Union Square Theatre Term Loan

On December 4, 2006, we renegotiated our loan agreement, which is secured by our Union Square Theatre in Manhattan.  The new loan increased our borrowing amount from $3.2 million to $7.5 million and reduced our annual interest rate from 7.31% to 6.26%.  This three-year term loan requires monthly scheduled principal and interest payments.  We owed $7.1 million and $7.3 million on this term loan for the years ended December 31, 2008 and 2007, respectively.  While this loan is structured as a limited recourse liability (the only collateral being our Union Square building and the tenant leases with respect to that building), this limited recourse structure is somewhat offset by our inter-company obligation under the lease of the live theater portion of the building, which provides for an annual rent of $546,000.  Interest payments for this loan are required on a monthly basis.

Summary of Notes Payable

Our aggregate future principal loan payments are as follows (dollars in thousands):

Year Ending December 31,
2009	$1,347
2010	30,598
2011	73,628
2012	15,921
2013	62,592
Thereafter	55,076
Total future principal loan payments	$239,162

Since approximately $83.1 million of our total debt of $239.2 million at December 31, 2008 consisted of debt denominated in Australian and New Zealand dollars, the U.S dollar amounts of these repayments will fluctuate in accordance with the relative values of these currencies.

Note 13 – Derivative Instruments

We are exposed to interest rate changes from our outstanding floating rate borrowings.  We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings.  From time to time, we may enter into interest rate hedging contracts, which effectively convert a portion of our variable rate debt to a fixed rate over the term of the interest rate swap.  In the case of our Australian borrowings, we are presently required to swap no less than 70% of our drawdowns under our Australian Corporate Credit Facility into fixed interest rate obligations.  Under our GE Capital Term Loan, we are required to swap no less than 50% of our variable rate drawdowns for the first two years of the loan agreement.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2008:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$41,000,000	6.8540%	5.4350%	January 1, 2009
Interest rate swap	$33,679,000	5.8000%	5.4500%	December 31, 2011
Interest rate cap	$18,135,000	5.8000%	5.4500%	December 31, 2011

In accordance with SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, we marked our interest swap instruments to market on the consolidated balance sheet resulting in a $2.1 million increase to interest expense during 2008, a $320,000 decrease to interest expense during 2007, and a $845,000 decrease to interest expense during 2006.  At December 31, 2008, we recorded the fair market value of our interest rate swaps at $1.4 million as an other long-term liability.  At December 31, 2007, we recorded the fair market value of our interest rate swaps at $526,000 as an other long-term asset.  In accordance with SFAS No. 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 14 - Income Taxes

Income (loss) before income tax expense includes the following (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$(13,022)	$737	$(4,460)
Foreign	(6,361)	(3,347)	(2,403)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	$(19,383)	$(2,610)	$(6,863)
Equity earnings and gain on sale of unconsolidated subsidiary:
United States	(146)	1,328	8,277
Foreign	3,093	1,217	4,712
Income (loss) before income tax expense	$(16,436)	$(65)	$6,126

Significant components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Current income tax expense
Federal	$900	$510	$688
State	187	511	409
Foreign	1,012	1,017	1,173
Total	2,099	2,038	2,270
Deferred income tax expense
Federal	--	--	--
State	--	--	--
Foreign	--	--	--
Total	--	--	--
Total income tax expense	$2,099	$2,038	$2,270

Deferred income taxes reflect the net tax effect of “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The components of the deferred tax liabilities and assets are as follows (dollars in thousands):

	December 31,
Components of Deferred Tax Assets and Liabilities	2008	2007
Deferred Tax Assets:
Net operating loss carry forwards	$39,298	$43,215
Impairment reserves	2,991	1,142
Alternative minimum tax carry forwards	3,752	3,714
Installment sale of cinema property	5,070	5,070
Deferred revenue and expense	6,101	3,949
Other	8,310	6,528
Total Deferred Tax Assets	65,522	63,618

Deferred Tax Liabilities:
Acquired and option properties	4,932	6,408
Net deferred tax assets before valuation allowance	60,590	57,210
Valuation allowance	(60,590)	(57,210)
Net deferred tax asset	$--	$--

In accordance with SFAS No. 109, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  SFAS No. 109 presumes that a valuation allowance is required when there is substantial negative evidence about realization of deferred tax assets, such as a pattern of losses in recent years, coupled with facts that suggest such losses may continue.  Because of such negative evidence available for the U.S. and other countries, as of December 31, 2008 we recorded a full valuation allowance of $60.6 million.

As of December 31, 2008, we had the following U.S. net operating loss carry forwards (dollars in thousands):

Expiration Date	Amount
2018	$4
2019	1,320
2021	198
2022	1,495
2025	28,345
2026	3,912
Total net operating loss carryforwards	$35,274

In addition to the above net operating loss carryforwards having expiration dates, we have the following carryforwards that have no expiration date at December 31, 2008:

•	approximately $3.8 million in alternative minimum tax credit carryforwards;

•	approximately $45.3 million in Australian loss carry forwards; and

•	approximately $3.3 million in New Zealand loss carryforwards.

We disposed of our Puerto Rico operations during 2005 and plan no further investment in Puerto Rico for the foreseeable future.  We have approximately $26.1 million in Puerto Rico loss carry forwards expiring no later than 2015.  No material future tax benefits from Puerto Rico loss carry forwards can be recognized by the Company unless it re-enters the Puerto Rico market.

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

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Expected tax provision (benefit)	$(5,753)	$(23)	$2,149
Reduction (increase) in taxes resulting from:
Change in valuation allowance	4,697	(768)	(4,327)
Expired foreign loss carryforward	2,283	1,760	1,961
Foreign tax provision	1,012	1,017	1,173
Tax effect of foreign tax rates on current income	(378)	(60)	425
State and local tax provision	187	511	409
Other items	51	(399)	480
Actual tax provision	$2,099	$2,038	$2,270

Pursuant to APB No.23, Accounting for Income Taxes - Special Areas, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  No current or cumulative earnings were available for distribution in the Reading Australia consolidated group of subsidiaries or in the Puerto Rico subsidiary as of December 31, 2008.  The Reading New Zealand consolidated group of subsidiaries did not generate earnings in 2008, but has cumulative earnings available for distribution.  We have provided $149,000 in foreign withholding taxes connected with these retained earnings.

We have accrued $17.8 million in income tax liabilities as of December 31, 2008, of which $12.0 million have been classified as income taxes payable and $5.8 million have been classified as other non-current liabilities.  As part of income taxes payable, we have accrued $5.4 million in accordance with the cumulative probability approach prescribed by FIN 48 in connection with the “Appeal of IRS Deficiency Notices” and we believe that the possible total settlement amount will be between $5.4 million and $55.7 million (see Note 19 – Commitments and Contingencies).  The remaining unrecognized tax benefits included in the table below are primarily netted against our deferred tax assets.  We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes described in Note 15 – Other Liabilities.

The following table is a summary of the activity related to unrecognized tax benefits for the year ending December 31, 2008 and December 31, 2007 (dollars in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007
Unrecognized tax benefits – beginning balance	$11,417	$10,857
Gross increases – prior period tax provisions	--	47
Gross decreases – prior period tax positions	(146)	--
Gross increases – current period tax positions	--	513
Settlements	--	--
Statute of limitations lapse	--	--
Unrecognized tax benefits – ending balance	$11,271	$11,417

We adopted FASB Interpretation (FIN) 48 on January 1, 2007.  As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007.  As of that date, we also reclassified approximately $4.0 million in reserves from current taxes liabilities to noncurrent tax liabilities.  Interest and/or penalties related to income tax matters are recorded as part of income tax expense.  We had approximately $10.8 million of gross tax benefits and $1.7 million of tax interest unrecognized on the financial statements as of the date of adoption, mostly reflecting operating loss carry forwards and the IRS litigation matter described below.  Of the $12.5 million total gross unrecognized tax benefits at January 1, 2007, $4.5 million would impact the effective tax rate if recognized.  The remaining balance consists of items that would not impact the effective tax rate due to the existence of the valuation allowance.  We recorded an increase to our gross unrecognized tax benefits of approximately $0.6 million and an increase to tax interest of approximately $0.6 million during the period January 1, 2007 to December 31, 2007, and the total balance at December

31, 2007 was approximately $13.7 million (of which approximately 2.3 million represents IRS interest).  We further recorded a decrease to our gross unrecognized tax benefits of approximately $0.1 million and an increase to tax interest of approximately $0.9 million during the period January 1, 2008 to December 31, 2008, and the total balance at December 31, 2008 was approximately $14.5 million (of which approximately 3.2 million represents IRS interest).

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

Generally, changes to our federal and most state income tax returns for the calendar year 2004 and earlier are barred by statutes of limitations.  Certain domestic subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us.  These subsidiaries were examined by IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years.  We are contesting these deficiencies in Tax Court.  Our income tax returns of Australia filed since inception in 1995 are open for examination.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2003 and afterward generally remain open for examination as of December 31, 2008.  The income tax returns of certain New Zealand subsidiaries are under examination for years 2002 through 2004.  We anticipate the results of this examination will not have a material effect on our financial position or results of operations.

We do not anticipate that within 12 months following December 31, 2008 our total unrecognized tax benefits will change significantly because of settlement of audits or expiration of statutes of limitations.

Note 15 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	December 31,
	2008	2007
Current liabilities
Security deposit payable	$210	$168
Other	(9)	1
Other current liabilities	$201	$169
Other liabilities
Foreign withholding taxes	$5,748	$5,480
Straight-line rent liability	5,022	3,783
Option liability	1,117	--
Environmental reserve	1,656	1,656
Accrued pension	2,946	2,626
Interest rate swap	1,439	--
Acquired leases	4,612	532
Other	1,064	859
Other liabilities	$23,604	$14,936

Union Pension Withdrawal

During the first quarter of 2006, the Motion Picture Projectionists, Video Technicians and Allied Crafts Union (“Union”) asserted that due to the Company’s reduced reliance on union labor in New York City, there was a partial withdrawal from the union pension plan by the Company in 2003 resulting in a funding liability on the part of the Company of approximately $310,000.  We have recorded a $259,000 liability in our other liabilities and paid to the Union $51,000 during the year ended December 31, 2008.

Note 16 – Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 does not establish requirements for any new fair value measurements, but it does apply to existing accounting pronouncements in which fair value measurements are already required. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  We adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 has not materially impacted our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

SFAS No. 157 (see Note 2 – Basis of Presentation – Summary of Significant Accounting Policies) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Level 2 Fair Value Measurements –

Investment in Marketable Securities in an Inactive Market – Our investment in Available For Sale Securities includes common shares in an Australian Company that were subject to a tender offer from a publicly traded Company in Australia that is actively traded.  Based on the exchange ratio provided for the open tender offer and the related market quote on December 31, 2008, the fair value of our Available for Sale Securities was derived.

Interest Rate Swaps – The fair value of interest rate swaps are estimated using internal discounted cash flow calculations based upon forward interest rate curves, which are corroborated by market data, and quotes obtained from counterparties to the agreements.

Level 3 Fair Value Measurements – we do not have any assets or liabilities that fall into this category.

As of December 31, 2008, we held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, available for sale securities, and interest rate derivative contracts.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less.  Derivative instruments are related to our economic hedge of interest rates.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in Australia.

The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate fell above the strike rate of the interest rate cap agreement.  The variable interest rates used in the calculation of projected receipts on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of FASB Statement No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at December 31, 2008 (dollars in thousands):

		Book Value	Fair Value
Financial Instrument	Level	December 31, 2008	December 31, 2008
Investment in marketable securities	1	$141	$141
Investment in marketable securities in an inactive market	2	$2,959	$2,959
Interest rate swaps asset	2	$1,439	$1,439

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at December 31, 2008 and 2007 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2008	2007	2008	2007
Cash	$30,874	$20,782	$30,874	$20,782
Accounts receivable	$7,868	$5,671	$7,868	$5,671
Restricted cash	$1,656	$59	$1,656	$59
Accounts and film rent payable	$20,485	$15,606	$20,485	$15,606
Notes payable	$173,615	$111,648	$169,634	$112,344
Notes payable to related party	$14,000	$14,000	$14,000	$13,942
Subordinated debt	$51,547	$51,547	$39,815	$45,356
Investment in Marketable Securities	$3,100	$4,533	$3,100	$4,533
Interest rate swaps asset	$--	$526	$--	$526

Note 17 – Lease Agreements

Most of our cinemas conduct their operations in leased facilities.  Nineteen of our twenty operating multiplexes in Australia, five of our nine cinemas in New Zealand and all but one of our cinemas in the United States are in leased facilities.  These cinema leases have remaining terms inclusive of options of 3 to 41 years.  Certain of our cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum.  Substantially all of our leases require the payment of property taxes, insurance and other costs applicable to the property.  We also lease office space and equipment under non-cancelable operating leases.  All of our leases are accounted for as operating leases and accordingly, we have no leases of facilities that require capitalization.

We determine the annual base rent expense of our cinemas by amortizing total minimum lease obligations on a straight-line basis over the lease terms.  Base rent expense and contingent rental expense under the operating leases totaled approximately $26.0 million and $346,000 for 2008, respectively; $11.9 million and $515,000 for 2007, respectively; and $10.8 million and $332,000 for 2006, respectively.  Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consisted of the following at December 31, 2008 (dollars in thousands):

	Minimum Ground Lease Payments	Minimum Premises Lease Payments	Total Minimum Lease Payments
2009	$3,431	$23,904	$27,335
2010	3,145	23,750	26,895
2011	2,570	23,784	26,354
2012	2,582	22,332	24,914
2013	2,663	19,789	22,452
Thereafter	6,941	85,449	92,390
Total minimum lease payments	$21,332	$199,008	$220,340

Since approximately $96.7 million of our total minimum lease payments of $220.3 million as of December 31, 2008 consisted of lease obligations denominated in Australian and New Zealand dollars, the U.S dollar amounts of these obligations will fluctuate in accordance with the relative values of these currencies.

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

The SERP initially will be unfunded, but Reading may choose to establish one or more grantor trusts from which to pay the SERP benefits.  As such, the SERP benefits are unsecured, general obligations of Reading.  The SERP is administered by the Compensation Committee of the Board of Directors of Reading.  In accordance with SFAS No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), the initial pension benefit obligation of $2.7 million was included in our other liabilities with a corresponding amount of unrecognized prior service cost included in accumulated other comprehensive income on March 1, 2007 (see Note 24 – Comprehensive Income).  The initial benefit obligation was based on a discount rate of 5.75% and a compensation increase rate of 3.5%.  The $2.7 million is being amortized as a prior service cost over the estimated service period of 10 years combined with an annual interest cost.  For the years ended December 31, 2008 and 2007, we recognized $153,000 and $129,000, respectively, of interest cost and $304,000 and 253,000, respectively, of amortized prior service cost.  For the year ended December 31, 2008, we recognized $18,000 of amortized net gain.  The balance of the other liability for this pension plan was $2.6 million and $2.4 million at December 31, 2008 and 2007, respectively, and the accumulated other comprehensive income balance was $1.7 million and $2.1 million at December 31, 2008 and 2007, respectively.  The December 31, 2008 and 2007 values of the SERP are based on a discount rate of 6.25% and an annual compensation growth rate of 3.50%.

In addition to the aforementioned SERP, Mr. S. Craig Tompkins has a vested interest in the pension plan originally established by Craig Corporation prior to its merger with our company of $188,000 and $181,000 at December 31, 2008 and 2007, respectively.  The balance accrues interest at 30 day LIBOR and is maintained as an unfunded Executive Pension Plan obligation included in other liabilities.  Additionally, as part of his employment agreement, Mr. John Hunter, our Chief Operating Officer, has a vested interest in a pension plan that currently accrues $100,000 per year and has a balance of $192,000.

The change in the SERP pension benefit obligation and the funded status for the year ending December 31, 2008 and 2007 are as follows (dollars in thousands):

Change in Benefit Obligation	For the year ending December 31, 2008
Benefit obligation at January 1, 2008	$2,445
Service cost	--
Interest cost	153
Actuarial gain	(32)
Benefit obligation at December 31, 2008	2,566
Plan assets	--
Funded status at December 31, 2008	$(2,566)

Change in Benefit Obligation	For the year ending December 31, 2007
Benefit obligation at March 1, 2007	$2,701
Service cost	--
Interest cost	129
Actuarial gain	(385)
Benefit obligation at December 31, 2007	2,445
Plan assets	--
Funded status at December 31, 2007	$(2,445)

Amount recognized in balance sheet consists of (dollars in thousands):

	At December 31, 2008	At December 31, 2007
Noncurrent assets	$--	$--
Current liabilities	6	5
Noncurrent liabilities	2,560	2,440

Items not yet recognized as a component of net periodic pension cost consist of (dollars in thousands):

	At December 31, 2008	At December 31, 2007
Unamortized actuarial gain	$(399)	$(385)
Prior service costs	2,144	2,448
Accumulated other comprehensive loss	1,745	2,063

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows (dollars in thousands):

Net periodic benefit cost	From January 1, 2008 to December 31, 2008	From March 1, 2007 to December 31, 2007
Service cost	$--	$--
Interest cost	153	129
Expected return on plan assets	--	--
Amortization of prior service costs	304	253
Amortization of net gain	(18)	--
Net periodic benefit cost	$439	$382
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net gain	$(32)	$(385)
Prior service cost	--	--
Amortization of prior service cost	(304)	(253)
Amortization of net gain	18	--
Total recognized in other comprehensive income	$(318)	$(638)
Total recognized in net periodic benefit cost and other comprehensive income	$121	$(256)

The estimated net gain and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $20,000 and $304,000, respectively.

The following weighted average assumptions were used to determine the plan benefit obligations at December 31, 2008 and 2007:

Discount rate	6.25%
Rate of compensation increase	3.50%

The following weighted-average assumptions were used to determine net periodic benefit cost for the year ended December 31, 2008 and 2007:

Discount rate	6.25%
Expected long-term return on plan assets	0.00%
Rate of compensation increase	3.50%

The benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the following periods (dollars in thousands):

Pension Payments
2009	$6
2010	11
2011	17
2012	23
2013	29
Thereafter	2,480
Total pension payments	$2,566

Note 19 - Commitments and Contingencies

Unconsolidated Joint Venture Loans

The following section describes the loans associated with our investments in unconsolidated joint ventures.  As they are unconsolidated, their associated bank loans are not reflected in our Consolidated Balance Sheet at December 31, 2008.  Each loan is without recourse to any assets other than our interests in the individual joint venture.

Rialto Distribution.  We are the 33.3% co-owners of the assets of Rialto Distribution.  At December 31, 2008 and 2007, the total line of credit was $1.2 million (NZ$2.0 million) and $1.5 million (NZ$2.0 million), respectively, and had an outstanding balance of $785,000 (NZ$1.4 million) and $801,000 (NZ$1.0 million), respectively.  This loan is without recourse to any assets other than our interest in the joint venture.

Berkeley Cinemas.  During 2007, we were the 50% co-owners with the Everard Entertainment Ltd of the assets comprising an unincorporated joint venture in New Zealand, referred to in these financial statements as the Berkeley Cinemas Joint Venture.  The balance of the bank loan at December 31, 2007 was $3.4 million (NZ$4.4 million) which was secured by a first mortgage over the land and building assets of the joint venture.  This loan is without recourse to any assets other than our interest in the joint venture.  In June 2008, we sold our interest in this cinema for cash and the assumption of the outstanding mortgage on the property.

Construction Commitments

Associated with the development of our Indooroopilly, Brisbane, Australia property, we have entered into a construction agreement related to its redevelopment.  Obligations under this agreement are contingent upon the completion of the services within the guidelines specified in the agreement.  At December 31, 2008, we had $1.0 million (AU$1.5 million) in outstanding obligations for this contract, which we believe will be settled in the next twelve months.

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) has completed its audits of the tax return of Reading Entertainment Inc. (RDGE) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (CRG) for its tax year ended June 30, 1997.  These companies are each now wholly owned subsidiaries of RDI, but for the time periods under audit, were not consolidated with RDI for tax purposes.  With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia, of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”).  The Stater Stock was received by RDGE from CRG as a part of a private placement of securities by RDGE which closed in October 1996.  A second issue involving an equipment-leasing transaction entered into by RDGE (discussed below) has been conceded by RDGE resulting in a net tax refund.

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”).  The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG.  As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE.  This proposed change would result in an additional tax liability for CRG of approximately $20.9 million plus interest of approximately $19.6 million as of December 31, 2008.  In addition, this proposal would result in California tax liability of approximately $5.4 million plus interest of approximately $5.8 million as of December 31, 2008.  Accordingly, this proposed change represented, as of December 31, 2008, an exposure of approximately $51.7 million.

Moreover, California has “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income.  While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers.  Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $55.7 million.  We have accrued $5.5 million in accordance with the cumulative probability approach prescribed in FIN 48 in relation to this exposure and believe that the possible total settlement amount will be between $5.5 million and $55.7 million.

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

We intend to litigate aggressively the Stater Stock matter in the U.S. Tax Court and an appeal was filed with the court on September 26, 2006.  While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of these matters.  We are currently in the discovery process and the trial is scheduled for September 2009.

Since these tax liabilities relate to time periods prior to the Consolidation of CDL, RDGE, and CRG into Reading International, Inc. and since RDGE and CRG continue to exist as wholly owned subsidiaries of RDI, it is expected that any adverse determination would be limited in recourse to the assets of RDGE or CRG, as the case may be, and not to the general assets of RDI.  At the present time, the assets of these subsidiaries are comprised principally of RDI securities.  Accordingly, we do not anticipate, even if there were to be an adverse judgment in favor of the IRS that the satisfaction of that judgment would interfere with the internal operation or result in any levy upon or loss of any of our material operating assets.  However, the satisfaction of any such adverse judgment would result in a material dilution to existing stockholder interests.

The N/D issued to RDGE was conceded by RDGE in August 2008.  The net result is expected to be approximately $70,000 in refunds of federal and state income taxes.

Environmental and Asbestos Claims

Certain of our subsidiaries were historically involved in railroad operations, coal mining, and manufacturing.  Also, certain of these subsidiaries appear in the chain of title of properties that may suffer from pollution.  Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws.  Also, we are in the real estate development business and may encounter from time to time unanticipated environmental conditions at properties that we have acquired for development.  These environmental conditions can increase the cost of such projects, and adversely affect the value and potential for profit of such projects.  We do not currently believe that our exposure under applicable environmental laws is material in amount.

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

We are in the process of remediating certain environmental issues with respect to our 50-acre Burwood site in Melbourne.  That property was at one time used as a brickworks and we have discovered petroleum and asbestos at the site.  During 2007, we developed a plan for the remediation of these materials, in some cases through removal and in other cases through encapsulation.  As of December 31, 2008, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $8.1 million (AUS$9.6 million) and as of that date we had incurred a total of $6.2 million (AUS$7.4 million) of these costs.  We do not believe that this has added materially to the overall development cost of the site, as much of the work is being done in connection with excavation and other development activity already contemplated for the property.

Whitehorse Center Litigation

On October 30, 2000, we commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against our joint venture partner and the controlling stockholders of our joint venture partner in the Whitehorse Shopping Center.  That action is entitled Reading Entertainment Australia Pty, Ltd vs. Burstone Victoria Pty, Ltd and May Way Khor and David Frederick Burr, and was brought to collect on a promissory note (the “K/B Promissory Note”) evidencing a loan that we made to Ms. Khor and Mr. Burr and that was guaranteed by Burstone Victoria Pty, Ltd (“Burstone” and collectively with Ms. Khor and Mr. Burr, the “Burstone Parties”).  The Burstone Parties asserted in defense certain set-offs and counterclaims, alleging, in essence, that we had breached our alleged obligations to proceed with the development of the Whitehorse Shopping Center, causing the Burstone Parties damages.  On May 10, 2005, a mixed judgment was entered by the trial court.  Appeal rights have been exhausted and the net result of that judgment has been the payment to us by the defendants during the 2008 first quarter of $830,000 (AUS$901,000) and $314,000 (AUS$333,000) during the 2008 second quarter.  These payments are each included in other income.

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

In a hearing conducted on November 22 and 29, 2006, we successfully defended an application for summary judgment brought by Mackie and were awarded costs for part of the preparation of our defense to the application.  A bill of costs has been prepared by a cost consultant in the sum of $20,000 (AUS$25,000) (including disbursements).  On April 27, 2007, we received payment for those costs in the sum of $17,000 (AUS$19,000).

A mediation was held in this matter on July 12, 2007, at which time the matter failed to settle.  The matter has not yet been fixed for trial, however orders have now been made for the preparation of material for trial, and we expect that the matter will be set down for trial before the end of the year. We believe that we have adequate support for our position and that a reserve for these claims is not required as the likelihood of an unfavorable outcome is not probable and reasonably capable of being estimated.

Malulani Investments Litigation

In December 2006, we and Magoon Acquisition and Development, LLC, another minority shareholder commenced a lawsuit against certain officers and directors of Malulani Investments Limited (“MIL”) alleging various direct and derivative claims for breach of fiduciary duty and waste and seeking, among other things, access to various company books and records.  As certain of these claims were brought derivatively, MIL was also named as a defendant in that litigation.  That case, brought in the Circuit Court of the First Circuit of the State of Hawaii in Honolulu,   is called Magoon Acquisition & Development, LLC; a California limited liability company, Reading International, Inc.; a Nevada corporation, and James J. Cotter vs. Malulani Investments, Limited, a Hawaii Corporation, Easton T. Mason; John R. Dwyer, Jr.; Philip Gray; Kenwei Chong (Civil No. 06-1-2156-12 (GWBC).

On July 26, 2007, the Court granted TMG’s motion to intervene in the Hawaii action.  On March 24, 2008, MIL filed a counter claim against us, alleging that we are green mailers, that our purpose in bringing the lawsuit was to harass and harm MIL, and that we should be liable to MIL for the damage resulting from our harassment, including the bringing of our lawsuit (the “MIL Counterclaim”).

On March 11, 2009, we and Magoon LLC agreed to terms of settlement (the “Settlement Terms”) with respect to this lawsuit.  Under the Settlement Terms, we and Magoon LLC will receive $2.5 million in cash, a $6.75 million three-year 6.25% secured promissory note (issued by TMG), and a ten year “tail interest” in MIL and TMG which allows us, in effect, to participate in certain distributions made or received by MIL, TMG and/or, in certain cases, the shareholders of TMG.  However, the tail interest continues only for a period of ten years and no assurances can be given that we will in fact receive any distributions with respect to this Tail Interest.  (See Note 27 – Subsequent Events).

Note 20 – Minority Interest

The minority interests are comprised of the following:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) owned by a subsidiary of National Auto Credit, Inc. (“NAC”)

•	25% minority interest in Australian Country Cinemas by 21st Century Pty, Ltd

•	33% minority interest in the Elsternwick joint venture by Champion Pictures Pty Ltd

•	15% to 27.5% minority interest in the Landplan Property Partners, Ltd by Landplan Property Group, Ltd

•	25% minority interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, LLC

•	20% minority interest in Big 4 Farming LLC by Cecelia Packing Corporation

The components of minority interest are as follows (dollars in thousands):

	December 31,
	2008	2007
AFC LLC	$1,529	$2,256
Australian Country Cinemas	142	232
Elsternwick unincorporated joint venture	114	145
Landplan Property Partners	117	237
Sutton Hill Properties	(85)	(36)
Other (Big 4 Farming)	--	1
Total minority interest	$1,817	$2,835

The components of minority interest expense are as follows (dollars in thousands):

	December 31,
	2008	2007	2006
AFC	$622	$742	$624
Australian Country Cinemas	146	112	50
Elsternwick unincorporated joint venture	31	21	(17)
Landplan Property Partners	(59)	214	14
Sutton Hill Properties	(120)	(86)	--
Other (Big 4 Farming)	--	--	1
Total minority interest	$620	$1,003	$672

Landplan Property Partners, Ltd

In 2006, we formed Landplan Property Partners, Ltd, referred to as “Reading Landplan”, to identify, acquire and develop or redevelop properties on an opportunistic basis.  In connection with the formation of Reading Landplan, we entered into an agreement with Mr. Doug Osborne pursuant to which (i) Mr. Osborne will serve as the chief executive officer of Reading Landplan and (ii) Mr. Osborne’s affiliate, Landplan Property Group, Ltd (“LPG”), will perform certain property management services for Reading Landplan.  The agreement provides for Mr. Osborne to hold an equity interest in the entities formed to hold these properties; such equity interest to be (i) subordinate to our right to an 11% compounded return on investment and (ii) subject to adjustment depending upon various factors including the term of the investment and the amount invested.  Generally speaking, this equity interest will range from 27.5% to 15%.  During 2006, Reading Landplan acquired one property in Indooroopilly, Brisbane, Australia.  During 2007, Reading Landplan acquired two properties in New Zealand; the first called the Lake Taupo Motel and the other is a parcel of land called the Manukau property.  During 2008, Reading Landplan acquired or entered into agreements to acquire four contiguous properties of approximately 50,000 square feet, which we intend to develop.

Note 21 - Common Stock

Our common stock trades on the NYSE Alternext US under the symbols RDI and RDI.B which are our Class A (non-voting) and Class B (voting) stock, respectively.  Our Class A (non-voting) has preference over our Class B (voting) share upon liquidation.  No dividends have ever been issued for either share class.

On December 31, 2007, in recognition of the vesting of one-half of his 2006 and one-half of his 2005 stock grants, we issued to Mr. Cotter 15,133 and 16,047 shares, respectively, of Class A Non-Voting Common Stock, which had a stock grant price of $8.26 and $7.79 per share and fair market values of $151,000 and $160,000, respectively.  At December 31, 2006, in recognition of the vesting of one-half of the 2006 stock grant, we issued to Mr. Cotter 16,047 shares of Class A Non-Voting Common Stock, which had a stock grant price of $7.79 per share and a fair market value of $133,000.  No shares were issued to either Mr. Cotter or to any other employee or executive during 2008.  For a discussion of the unissued restricted stock grants during 2008, see Note 3 - Stock Based Compensation and Employee Stock Option Plan.

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

Note 22 – Business Segments and Geographic Area Information

The table below sets forth certain information concerning our cinema operations and our real estate operations (which includes information relating to both our real estate development, retail rental and live theater rental activities) for the three years ended December 31, 2008 (dollars in thousands):

Year Ended December 31, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$177,256	$20,705	$(6,675)	$191,286
Operating expense	148,436	8,754	(6,675)	150,515
Depreciation & amortization	13,651	3,561	--	17,212
Impairment expense	2,078	3,967	--	6,045
General & administrative expense	3,834	1,116	--	4,950
Segment operating income	$9,257	$3,307	$--	$12,564
Year Ended December 31, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$99,703	$18,702	$(5,001)	$113,404
Operating expense	79,052	7,365	(5,001)	81,416
Depreciation & amortization	6,595	3,581	--	10,176
General & administrative expense	3,195	824	--	4,019
Segment operating income	$10,861	$6,932	$--	$17,793
Year Ended December 31, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$90,504	$14,578	$(4,232)	$100,850
Operating expense	70,968	6,558	(4,232)	73,294
Depreciation & amortization	8,125	3,304	--	11,429
General & administrative expense	3,658	782	--	4,440
Segment operating income	$7,753	$3,934	$--	$11,687

Reconciliation to net income (loss):	2008	2007	2006
Total segment operating income	$12,564	$17,793	$11,687
Non-segment:
Depreciation and amortization expense	656	561	483
General and administrative expense	16,484	12,066	8,551
Operating income (loss)	(4,576)	5,166	2,653
Interest expense, net	(15,740)	(8,161)	(6,597)
Other income (expense)	991	(505)	(1,998)
Minority interest	(620)	(1,003)	(672)
Gain on disposal of discontinued operations	--	1,912	--
Income (loss) from discontinued operations	562	(19)	(249)
Income tax expense	(2,099)	(2,038)	(2,270)
Equity earnings of unconsolidated joint ventures and entities	497	2,545	9,547
Gain on sale of unconsolidated joint venture	2,450	--	3,442
Net income (loss)	$(18,535)	$(2,103)	$3,856

Reconciliation to net income (loss):	2008	2007
Segment assets	$345,234	$315,582
Corporate assets	24,842	30,489
Total Assets	$370,076	$346,071

Reconciliation to net income (loss):	2008	2007	2006
Segment capital expenditures	$74,951	$42,244	$16,168
Corporate capital expenditures	216	170	221
Total capital expenditures	$75,167	$42,414	$16,389

The cinema results shown above include revenue and operating expense directly linked to our cinema assets.  The real estate results include rental income from our properties and live theaters and operating expense directly linked to our property assets.

The following table sets forth the book value of our property and equipment by geographical area (dollars in thousands):

	December 31,
	2008	2007
Australia	$54,935	$66,793
New Zealand	32,074	44,029
United States	66,156	43,190
Total property and equipment	$153,165	$154,012
The following table sets forth our revenues by geographical area (dollars in thousands):

	December 31,
	2008	2007	2006
Australia	$67,759	$57,826	$48,159
New Zealand	23,739	24,371	21,230
United States	99,788	31,207	31,461
Total Revenues	$191,286	$113,404	$100,850

Note 23 – Unaudited Quarterly Financial Information (dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter
Revenue	$38,482	$52,462	$56,528	$43,814
Net income (loss)	$(226)	$284	$(2,061)	$(16,532)
Basic earnings (loss) per share	$(0.01)	$0.01	$(0.09)	$(0.73)
Diluted earnings (loss) per share	$(0.01)	$0.01	$(0.09)	$(0.73)

2007
Revenue	$27,049	$28,822	$31,078	$26,455
Net income (loss)	$(646)	$1,634	$870	$(3,961)
Basic earnings (loss) per share	$(0.03)	$0.07	$0.04	$(0.17)
Diluted earnings (loss) per share	$(0.03)	$0.07	$0.04	$(0.17)

Note 24 - Comprehensive Income (Loss)

US GAAP requires us to classify unrealized gains and losses on equity securities as well as our foreign currency adjustments as comprehensive income.  The following table sets forth our comprehensive income for the periods indicated (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net unrealized gains/(losses) on investments
Reclassification of realized gain on available for sale investments included in net income (loss)	$--	$(773)	$--
Unrealized gain/(loss) on available for sale investments	(21)	889	(110)
Net unrealized gains/(losses) on investments	(21)	116	(110)
Net income (loss)	(18,535)	(2,103)	3,856
Cumulative foreign currency adjustment	(39,264)	14,731	4,928
Accrued pension service costs	318	(2,063)	--
Comprehensive income (loss)	$(57,502)	$10,681	$8,674

Note 25 - Future Minimum Rental Income

Real estate revenue amounted to $14.0 million, $13.7 million, and $10.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.  For the year ended December 31, 2008, rental revenue includes the revenue from all of our Australia and New Zealand real estate properties and our U.S. properties of the Union Square Theatre, the Village East Cinema in New York, Gaslamp in San Diego, and the Royal George Theatre in Chicago.

Future minimum rental income under all contractual operating leases is summarized as follows (dollars in thousands):

Year Ending December 31,
2009	$8,816
2010	6,082
2011	5,199
2012	4,722
2013	3,890
Thereafter	26,618
Total future minimum rental income	$55,327

Note 26 – Related Parties and Transactions

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC (“SHC”) regarding the leasing with an option to purchase of certain cinemas located in Manhattan.  In connection with that transaction, we also agreed to lend certain amounts to SHC, to provide liquidity in its investment, pending our determination whether or not to exercise our option to purchase and to manage the 86th Street Cinema on a fee basis.  SHC is a limited liability company owned in equal shares by James J. Cotter and Michael Forman and of which Mr. Cotter is the managing member.  During 2008 and 2007, we paid rent to SHC in the amount of $487,000 and $491,000, respectively, and we owed SHC $5.0 million (due December 31, 2010) with respect to the borrowing used principally to finance the acquisition of our interest in the limited liability company currently developing the Sutton Cinema site and $9.0 million on the Purchase Money Promissory Note (due December 31, 2010), for an aggregate liability of $14.0 million.  These two notes had annual interest rates at December 31, 2008 and 2007 of 10.34% and 8.25%, respectively.

In 2005, we acquired from a third party the fee interest and from SHC its interest in the ground lease estate underlying the Cinemas 1, 2 & 3 in Manhattan.  In connection with that transaction, we agreed to grant to SHC an option to acquire a 25% interest in the special purpose entity formed to acquire these interests at cost.  On June 28, 2007, SHC exercised this option, paying the option exercise price through the application of their $3.0 million deposit plus the assumption of its proportionate share of SHP’s liabilities giving it a 25% non-managing membership interest in SHP.

OBI Management Agreement

Pursuant to a Theater Management Agreement (the “Management Agreement”), our live theater operations are managed by OBI LLC (“OBI Management”), which is wholly owned by Ms. Margaret Cotter who is the daughter of James J. Cotter and a member of our Board of Directors.

The Management Agreement generally provides that we will pay OBI Management a combination of fixed and incentive fees, which historically have equated to approximately 20% of the net cash flow received by us from our live theaters in New York.  Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management receives no compensation with respect to a theater at any time when it is not generating revenues for us.  This arrangement provides an incentive to OBI Management to keep the theaters booked with the best available shows, and mitigates the negative cash flow that would result from having an empty theater.  In addition, OBI Management manages our Royal George live theater complex in Chicago on a fee basis based on theater cash flow.  In 2008, OBI Management earned $428,000, which was 23.8% of net cash flows for the year.  In 2007, OBI Management earned $377,000, which was 19.9% of net cash flows for the year.  In 2006, OBI Management earned $471,000, which was 23.6% of net cash flows for the year.  In each year, we reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Royal George complex.

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

Live Theater Play Investment

From time to time, our officers and directors may invest in plays that lease our live theaters.  During 2004, an affiliate of Mr. James J. Cotter and Michael Forman have a 25% investment in the play, I Love You, You’re Perfect, Now Change, playing in one of our auditoriums at our Royal George Theatre.  We similarly had a 25% investment in the play.  The play has earned for us $2,000, $27,000, $25,000 during the years ended December 31, 2008, 2007 and 2006, respectively.  This investment received board approval from our Conflicts Committee on August 12, 2002.

During 2008, we had a 37.4% investment in a show that played at our Minetta Lane Theatre from February to July 2008.  The operations from the play resulted in a net loss to us of $304,000.

The play STOMP has been playing in our Orpheum Theatre since prior to the time we acquired the theater in 2001.  Messrs. James J. Cotter and Michael Forman own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theater.

Note 27 – Subsequent Events

Trust Preferred Securities

During the first quarter of 2009, we took advantage of current market illiquidity for securities such as our Trust Preferred Securities to repurchase $22.9 million in face value of those securities for $11.5 million.

Place 57 Retail Condominium Sale

The remaining retail condominium of our Place 57 joint venture was sold in February 2009 for approximately $4.0 million.  Based on the closing statements of the sale, we estimate our share of the earnings to be approximately $800,000.

Malulani Investments Litigation

On March 11, 2009, we and Magoon Acquisition and Development, LLC (“Magoon LLC”) agreed to terms of settlement (the “Settlement Terms”) with respect to that certain lawsuit entitled   Magoon Acquisition & Development, LLC; a California limited liability company, Reading International, Inc.; a Nevada corporation, and James J. Cotter vs. Malulani Investments, Limited, a Hawaii Corporation, Easton T. Mason; John R. Dwyer, Jr.; Philip Gray; Kenwei Chong (Civil No. 06-1-2156-12 (GWBC)  (See Note 19 – Commitments  and Contingencies).   Under the Settlement Terms, we and Magoon LLC will receive $2.5 million in cash, a $6.75 million three year 6.25% secured promissory note (issued by TMG), and a ten year “tail interest” in MIL and TMG which allows us, in effect, to participate in certain distributions made or received by MIL, TMG and/or, in certain cases, the shareholders of TMG.  However, the tail interest continues only for a period of ten years and no assurances can be given that we will in fact receive any distributions with respect to this Tail Interest.

Pursuant to the Settlement Terms, we will transfer all of our interests in MIL to TMG and Magoon LLC will transfer all of its interest in MIL and TMG to TMG, and there will be a mutual release of claims.  Mr. Cotter, our Chairman, Chief Executive Officer and principal shareholder and a director of MIL, is simultaneously settling his related claims for mutual general releases and resigning from the Board of Directors of MIL.

Under the terms of our agreement with Magoon LLC, we are, generally speaking, entitled to receive, on a priority basis, 100% of any proceeds from any disposition of the shares in MIL and TMG held by us or Magoon LLC until we (Reading) have recouped the cost of our investment in MIL and all of our litigation costs.  Accordingly, we will receive virtually all of the cash proceeds of the settlement, plus virtually all distribution with respect to the promissory note, until such time as we have recouped both the cost of our investment in MIL and all of our litigation costs.  Thereafter, Magoon LLC will receive distributions under the promissory note and the Tail Interest (if any) until it has recouped its investment in MIL and TMG.  Thereafter, any distributions under the Tail Interest, if any, will be shared between us and Magoon LLC in accordance with the sharing formula set forth in the Amended and Restated Shareholder Agreement between ourselves and Magoon LLC.  Given the secured nature of the promissory note, we are reasonably comfortable that we will recoup the full amount of our investment in MIL and all of our litigation costs from the proceeds of this settlement.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Allowance for doubtful accounts
Year-ended December 31, 2008 – Allowance for doubtful accounts	$382	$115	$100	$397
Year-ended December 31, 2007 – Allowance for doubtful accounts	$473	$62	$153	$382
Year-ended December 31, 2006 – Allowance for doubtful accounts	$416	$247	$190	$473

Tax valuation allowance
Year-ended December 31, 2008 – Tax valuation allowance	$57,210	$3,380	$--	$60,590
Year-ended December 31, 2007 – Tax valuation allowance	$56,218	$992	$--	$57,210
Year-ended December 31, 2006 – Tax valuation allowance	$58,584	$--	$2,366	$56,218

Non-current tax liability for the year ended December 31, 2008	$5,417	$930	$--	$6,347

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.  The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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
Los Angeles, California

We have audited the internal control over financial reporting of Reading International, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Los Angeles, California
March 16, 2009

PART III

Items 10, 11, 12, 13 and 14

Information required by Part II (Items 10, 11, 12, 13 and 14) of this From 10-K is herby incorporated by reference from the Reading International, Inc.’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a)           The following documents are filed as a part of this report:

1.           Financial Statements

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

2.           Financial Statement Schedules for the years ended December 31, 2008, 2007 and 2006

3. Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)	140

(b)	Exhibits Required by Item 601 of Regulation S-K

See Item (a)3. above.

(c)	Financial Statement Schedule

See Item (a)2. above.

Following are consolidated financial statements and notes of 205-209 EAST 57th STREET ASSOCIATES, LLC for the periods indicated.  We are required to include in our Report on Form 10-K unaudited financial statements for the year ended December 31, 2008 and audited financial statements for the years ended December 31, 2007 and 2006.

205-209 East 57th Street Associates, LLC
Balance Sheets
December 31, 2008 and 2007
(U.S. dollars in thousands)

	December 31,
	2008 (unaudited)	2007
ASSETS
Real Estate:
Land	$--	$780
Construction and development costs	--	1,641
Commercial unit (net of depreciation and amortization)	2,446	--
Residential manager’s apartment (net of depreciation)	646	659
Negotiable certificates – real estate tax abatements	--	46
Total real estate	3,092	3,126
Other Assets:
Cash and cash equivalents	1,513	1,933
Deferred leasing commissions	267	--
Insurance recovery receivable	338	--
Security deposits	8	8
Prepaid income taxes	57	347
Other assets	15	18
Total other assets	2,198	2,306
Total assets	$5,290	$5,432

LIABILITIES AND MEMBERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$155	$440
Due to affiliate	2	417
Deferred rent	45	320
Total liabilities	202	1,177
Commitments and Contingencies (Note 13)
Members’ Equity	5,088	4,255
Total Liabilities And Members’ Equity	$5,290	$5,432

The accompanying notes are an integral part of these financial statements.

205-209 East 57th Street Associates, LLC
Statements of Operations
For The Three Years Ended December 31, 2008, 2007 and 2006
(U.S. dollars in thousands)

	Years Ended December 31,
	2008 (Unaudited)	2007	2006
Revenue:
Sales – condominium units	$--	$25,401	$117,329
Contract termination income	340	--	--
Dividends and interest	74	168	140
Rental income	314	104	--
Total revenue	728	25,673	117,708
Expenses:
Costs of sales of condominium units	(344)	16,987	75,382
Selling costs	--	1,369	6,523
Marketing and advertising	1	184	740
Sponsor common charges	10	70	421
Utilities	--	9	90
Contributions	--	--	6
Depreciation	33	21	--
Amortization	14	--	--
Miscellaneous	--	46	5
Professional fees	133	--	--
Real estate taxes	1	--	--
New York City unincorporated business tax	47	182	1,435
Total expenses	(105)	18,868	84,602
Net income (loss)	$833	$6,805	$33,106

The accompanying notes are an integral part of these financial statements.

205-209 East 57th Street Associates, LLC
Statements of Changes in Members’ Equity
For the Three Years Ended December 31, 2008, 2007, and 2006
(U.S. dollars in thousands)

	PGA Clarett 1, LLC	PGA Clarett 2, LLC	PGA Clarett 3, LLC	PGA Clarett 4, LP	Clarett Partners, LLC	CC Sutton Manager, LLC	Citadel Cinemas, Inc.	Total
Members equity – January 1, 2006 (Unaudited)	$1,707	$1,663	$178	$1,439	$83	$3,242	$2,771	$11,083
Member distributions	(2,813)	(2,739)	(293)	(2,372)	(2,503)	(6,854)	(5,858)	(23,432)
Net income	1,355	1,319	141	1,143	11,188	9,684	8,276	33,106
Members equity – December 31, 2006 (Audited)	249	243	26	210	8,768	6,072	5,189	20,757
Member distributions	(280)	(272)	(29)	(236)	(9,846)	(6,817)	(5,827)	(23,307)
Net income	82	79	8	69	2,875	1,990	1,702	6,805
Members equity – December 31, 2007 (Audited)	51	50	5	43	1,797	1,245	1,064	4,255
Member distributions	--	--	--	--	--	--	--	--
Net income	131	127	14	110	--	243	208	833
Members equity – December 31, 2008 (Unaudited)	$182	$177	$19	$153	$1,797	$1,488	$1,272	$5,088

The accompanying notes are an integral part of these financial statements.

205-209 East 57th Street Associates, LLC
Statements of Cash Flows
For the Three Years Ended December 31, 2008, 2007 and 2006
(U.S. dollars in thousands)

	Year Ended December 31,
	2008 (Unaudited)	2007	2006
Cash flows from operating activities
Net income	$833	$6,805	$33,106
Adjustments to reconcile net income to net cash provided by operating activities:
Costs of sales of condominium units	69	16,987	75,382
Amortization of deferred rent	(275)	(103)	--
Depreciation	33	21	--
Amortization	14	--	--
Changes in assets and liabilities:
Additions to land, construction and development costs	(69)	(1,223)	(19,689)
Acquisition of negotiable certificates	--	--	(643)
Decrease (increase) in prepaid taxes	291	(347)	--
Increase in insurance recovery receivable	(338)	--	--
Decrease (increase) in other assets	2	(17)	--
Decrease in security deposits	--	--	58
Increase (decrease) in accounts payable and accrued expenses	(285)	100	(2,734)
Increase (decrease) in income taxes payable	--	(860)	860
Increase (decrease) in retainage payable	--	(751)	(953)
Increase (decrease) in due to affiliates	(415)	179	263
Net cash provided by (used in) operating activities	(140)	20,791	85,650
Cash flows from financing activities
Proceeds from construction loan	--	--	19,224
Repayment of construction loan	--	--	(77,156)
Member distributions	--	(23,307)	(23,432)
Net cash used in financing activities	--	(23,307)	(81,364)
Cash flows from financing activities
Increase in deferred leasing commissions	(280)	--	--
Net cash used in investing activities	(280)	--	--
Net (decrease) increase in cash and cash equivalents	(420)	(2,516)	4,286
Cash and cash equivalents – beginning of year	1,933	4,449	163
Cash and cash equivalents – end of year	$1,513	$1,933	$4,449
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest which was capitalized	$--	$--	$4,244
Income taxes	$--	$1,390	$575

The accompanying notes are an integral part of these financial statements.

205-209 East 57th Street Associates, LLC
Notes to Financial Statements
December 31, 2008

Note 1 - Organization and Business Purpose

           205-209 East 57th Street Associates, LLC (“the Company”) was formed as a limited liability company under the laws of the State of Delaware.  The Company was formed to acquire, finance, develop, own, operate, lease and sell property located at 205-209 East 57th Street, New York, New York.  The Company completed construction of the property, known as “Place 57”, a 143,000 square foot, thirty-six story building comprised of 68 residential condominium units and one commercial condominium unit.  The company did not sell and still owns the commercial unit and the manager’s residential unit.  The commercial unit is currently leased to an unrelated third party tenant as discussed in Note 8.  The manager’s residential unit is leased to the condominium association (Place 57) as discussed in Note 9.

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

The construction project is located in the City of New York where an entity level income tax is imposed on unincorporated businesses, which, for the years ended December 31, 2008 (unaudited) and 2007 amounted to approximately $47,132 and $182,502, respectively.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109.” (“Interpretation No. 48”), Interpretation No. 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  On December 30, 2008, the FASB issued a Staff Position (FSP FIN 48-3 “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Entities”) formally permitting nonpublic entities to defer implementing FIN 48 for one year, effective for fiscal years beginning after December 15, 2008.  The Company has elected to defer the implementation of FIN 48 under FSP FIN 48-3 to the year ended December 31, 2009.

(b)	Use of Estimates in Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies, if any, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include the allocation of costs to units sold, determination of remaining costs to complete and estimated sales prices of unsold units.

(c)	Revenue Recognition

Revenue has been recognized upon the closing of each condominium unit.  Rents are recognized over the non-cancelable term of the related leases on a straight-line basis.

(d)	Marketing and Advertising

Marketing and advertising costs are charged to operations when incurred.  The Company expensed $596 and $184,122 of marketing and promotion costs for the years ended December 31, 2008 (unaudited) and 2007, respectively.

(e)	Capitalized Costs

The Company capitalized all costs associated with the development project.  Capitalized costs include, but are not limited to, construction and development costs, construction period interest, real estate taxes and architect, development and professional fees.

(f)	Costs of Sales of Condominium Units

In connection with the sale of condominium units during 2007, land, capitalized construction and development costs and negotiable certificates for real estate tax abatements have been expensed based on the total costs incurred and the estimated costs to complete, multiplied by the relative sales value of units sold.  In addition, included in costs of sales of condominium units for the year ended December 31, 2007 is the imputed fair value of the rental of the residential manager unit of $423,506.

(g)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents consist of an interest-bearing money fund account.

(h)	Depreciation

Depreciation of the residential manager’s apartment and the commercial unit are provided using the straight-line method over the estimated useful life of forty years.  Depreciation expense on the residential manager’s apartment amounted to $12,421 and $20,702 for the years ended December 31, 2008 (unaudited) and 2007, respectively.  Depreciation expense on the commercial unit amounted to $20,518 and $0 for the years ended December 31, 2008 (unaudited) and 2007, respectively.

(i)	Amortization

In 2003, the Company purchased negotiable certificates to obtain real estate tax abatements (see Note 5).  The costs of these certificates allocated to the unsold commercial and residential manager units are amortized over the useful life of the certificates, which is ten years.

During 2008 (unaudited), the Company paid a leasing commission of $280,017 related to the rental of the commercial unit.  This commission is amortized over ten years, which is the life of the lease.  Amortization for both the negotiable certificates and leasing commissions combined amounted to $13,539 and $0 for the years ended December 31, 2008 (unaudited) and 2007, respectively.

Note 3 - Land

At December 31, 2008 (unaudited) and 2007, land was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2008 (Unaudited)	2007
Direct purchase cost	$15,339	$15,339
Air rights	6,925	6,925
Mortgage recording tax	1,953	1,953
Brokerage fees	500	500
Demolition costs	600	600
Title insurance	256	256
Total land	25,573	25,573
Less: costs allocated to condominium units sold	24,611	24,611
Less: cost allocated to residential manager’s apartment	182	182
Less: cost allocated to commercial unit	780	--
Net land value	$--	$780

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

At December 31, 2008 (unaudited), 2007, construction and development costs are comprised of the following (dollars in thousands):

	Year Ended December 31,
	2008 (Unaudited)	2007	2006
Hard costs	$49,426	$49,426	$48,355
Soft costs	18,588	18,588	18,451
Total construction and development costs	68,014	68,014	66,806
Less: costs allocated to condominium units sold	65,887	65,887	53,856
Less: cost allocated to residential manager’s apartment	486	486	--
Less: cost allocated to commercial unit	1,641	--	--
Net construction and development costs	$--	$1,641	$12,950

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

At December 31, 2008 (unaudited) and 2007 negotiable certificates is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2008 (Unaudited)	2007
421a certificates	$1,203	$1,203
Preliminary certificate of eligibility fee	303	303
Total negotiable certificates	1,506	1,506
Less: costs allocated to condominium units sold	1,449	1,449
Less: cost allocated to residential manager’s apartment	11	11
Less: cost allocated to commercial unit	46	--
Net negotiable certificates	$--	$46

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

Note 7 - Condominium Sales

In 2004, the Company initiated a condominium offering plan, which obtained the necessary approvals in 2005 and 2006.  The condominium consists of 68 residential units and one commercial unit.  As of December 31, 2007, 67 residential units had been sold.

One residential unit is retained by the Company and leased to the condominium association at one dollar per year for its residential manager.  This unit is leased for a five-year period, which commenced with the date of the first unit closing.  The condominium association is responsible for real estate taxes, common charges and other operating expenses for this unit.

Note 8 - Residential Manager’s Apartment

At December 31, 2008 (unaudited) and 2007, the residential manager’s apartment is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2008 (Unaudited)	2007
Land	$183	$183
Hard and soft construction costs	486	486
Negotiable certificates	11	11
	680	680
Less: accumulated depreciation	(34)	(21)
Total cost	$646	$659

The company is leasing the residential manager’s unit to the condominium association at one dollar per year for use by its residential manager.  This unit is leased for a five-year period, which commenced with the date of the first unit closing.  The condominium association is responsible for real estate taxes, common area charges and other operating expenses for this unit.

Note 9 – Commercial Unit

At December 31, 2008 (unaudited), the commercial is comprised of the following (dollars in thousands):

Land	$780
Hard and soft costs	1,641
Negotiable certificates	46
2,467
Less: accumulated depreciation	(21)
$2,446

On July 15, 2008, the Company entered into a ten-year rental agreement for the commercial unit.  The rental agreement provided for 150 days of free rent beginning on the lease commencement date of July 15, 2008.  The base rent is $466,875 for years one through three, $508,894 for years four through six, $554,694 for years seven through nine and $604,617 for year ten.

Note 10 - Deferred Rent

The Company recognized deferred rent on the below market lease of the residential manager’s unit as discussed in Note 8.  The Company estimates the fair value of the rent to be approximately $7,000 per month, which over the life of the lease amounts to approximately $420,000.

The Company recognized rental income from the commercial unit on a straight-line basis.  The tenant received 150 days of free rent that concluded on December 11, 2008.  The Company amortized $275,305 and $103,469 of deferred rent into rental income for both the residential manager and commercial unit for the years ended December 31, 2008 (unaudited) and 2007, respectively.

The deferred rent liability amounted to $44,733 and $320,037 for the years ended December 31, 2008 (unaudited) and 2007, respectively.

Note 11 - Selling Costs

At December 31, 2008 (unaudited) and 2007, selling costs are comprised of the following (dollars in thousands):

	2008 (Unaudited)	2007
Broker fees	$--	$755
Commissions	--	614
Total selling costs	$--	$1,369

Note 12 - Related Party Transactions

(a)  Due to Affiliate

At December 31, 2008 (unaudited) and 2007 the Company owed $2,000 and $416,630, respectively,  to The Clarett Group (“Clarett Group”) for marketing commissions and other reimbursable expenses paid on behalf of the Company.  Members of the Company are also members in Clarett Group.

(b)  Commissions

Clarett Group had been designated as the exclusive sales agent for selling residential units pursuant to a Sales Agreement.  The Sales Agreement provides for a commission equal to four percent of the gross sales price of each unit sold and a sales commission of two percent when sales involve a third-party broker.  For the years ended December 31, 2008 (unaudited) and 2007, the Company incurred $0 and $614,080 respectively, of commissions to Clarett Group.

Note 13 - Commitments and Contingencies

(a)  Sponsor Common Charges

The Company is the sponsor for the condominium and is obligated to pay all common charges, special assessments and real estate taxes allocated to any unsold residential units or commercial units in accordance with the provisions of the By-Laws.  During the years ended December 31, 2008 (unaudited) and 2007, the Company incurred $10,248 and $69,779, respectively, of sponsor common charges, which is reflected in the accompanying statements of income.

(b)  Estimated Costs to Complete

At December 31, 2008 (unaudited), the Company estimates that there will be no additional significant costs to complete.

Note 14 - Construction Manager Incentive

The construction management agreement provided for an incentive fee to be paid to the construction manager in the event that the total cost of construction, as defined, is less than the guaranteed maximum price of $49,217,811, as defined.  Total project costs exceeded the original projected cost of construction.  Accordingly, no construction manager fee was paid.

Note 15 - Concentration of Risk

The Company’s cash balances are deposited in financial institutions.  The Company maintained bank balances that at times exceeded the federally insured limit.

The Company and the property are located in New York City and are subject to local economic conditions.

Note 16 – Subsequent Events

During February 2009, the Company sold the commercial unit for $4,000,000.

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

February 11, 2009

Following are consolidated financial statements and notes of Mt. Gravatt Cinemas Joint Venture for the periods indicated.  We are required to include in our Report on Form 10-K unaudited financial statements for the years ended December 31, 2008 and 2006 and audited financial statements for the year ended December 31, 2007.

Mt. Gravatt Cinemas Joint Venture
Income Statement
For the Year Ended December 31, 2008

In AUS$	Note	2008 (unaudited)	2007	2006 (unaudited)
Revenue from rendering services	7	$9,229,454	$9,095,218	$8,777,374
Revenue from sale of concession		3,664,757	3,546,654	3,269,303
Total Revenue		$12,894,211	$12,641,872	$12,046,677

Film expenses		(3,628,015)	(3,549,246)	(3,390,265)
Cost of concession		(1,022,055)	(893,473)	(814,500)
Depreciation and amortization expenses	10	(682,943)	(653,342)	(722,828)
Personnel expenses	8	(1,858,654)	(1,839,730)	(1,684,754)
Occupancy expenses		(1,436,093)	(1,248,608)	(1,280,726)
House expenses		(909,990)	(973,931)	(796,373)
Advertising and marketing costs		(297,594)	(285,455)	(283,183)
Management fees		(237,635)	(223,043)	(216,396)
Repairs and maintenance expense		(187,539)	(167,877)	(246,676)
Results for operating activities		$2,633,693	$2,807,167	$2,610,976

Finance income		33,400	44,340	50,874
Finance expense		--	--	(82,494)
Net finance income(expense)	9	$33,400	$44,340	$(31,620)
Profit for the period		$2,667,093	$2,851,507	$2,579,356

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Statement of Changes in Members’ Equity
For the Year Ended December 31, 2008

In AUS$	Reading Exhibition Pty Ltd	Village Roadshow Exhibition Pty Ltd	Birch Carroll & Coyle Limited	Total
Members’ Equity – January 1, 2006 (unaudited)	$1,160,774	$1,160,774	$1,160,774	$3,482,322

Member distributions	(400,000)	(400,000)	(400,000)	(1,200,000)
Net profit	859,785	859,785	859,786	2,579,356
Members’ Equity – December 31, 2006 (Unaudited)	$1,620,559	$1,620,559	$1,620,560	$4,861,678

Member distributions	(1,050,000)	(1,050,000)	(1,050,000)	(3,150,000)
Net profit	950,502	950,502	950,503	2,851,507
Members’ Equity – December 31, 2007	$1,521,061	$1,521,061	$1,521,063	$4,563,185

Member distributions	(1,170,000)	(1,170,000)	(1,170,000)	(3,510,000)
Net profit	889,031	889,031	889,031	2,667,093
Members’ Equity – December 31, 2008 (Unaudited)	$1,240,092	$1,240,092	$1,240,094	$3,720,278

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Balance Sheet
As of December 31, 2008

In AUS$	Note	2008 (unaudited)	2007
ASSETS
Current Assets
Cash and cash equivalents	13	$935,623	$1,474,386
Trade receivables	12	91,712	97,597
Inventories	11	115,630	88,317
Other assets	12	914	534
Total current assets		$1,143,879	$1,660,834
Property, plant and equipment	10	3,446,083	3,897,870
Total non-current assets		$3,446,083	$3,897,870
Total assets		$4,589,962	$5,558,704

Current Liabilities
Payables	15	680,470	794,733
Employee benefits	14	57,082	67,745
Deferred revenue	16	63,529	77,645
Total current liabilities		$801,081	$940,123
Employee benefits	14	68,603	55,396
Total non-current liabilities		$68,603	$55,396
Total liabilities		$869,684	$995,519

Net assets		$3,720,278	$4,563,185

Equity
Contributed equity		$202,593	202,593
Retained earnings		3,517,685	4,360,592
Total equity		$3,720,278	$4,563,185

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Statement of Cash Flows
For the Year Ended December 31, 2008

In AUS$	Note	2008 (unaudited)	2007	2006 (unaudited)
Cash flows from operating activities
Cash receipts from customers		$12,866,696	$12,617,843	$12,184,040
Cash paid to suppliers and employees		(9,697,703)	(8,881,633)	(9,195,814)
Cash generated from operations		$3,168,993	$3,736,210	$2,988,226
Interest received	9	33,400	44,340	50,874
Interest paid	9	--	--	(82,494)
Net cash from operating activities	20	$3,202,393	$3,780,550	$2,956,606

Cash flows from investing activities
Acquisition of property, plant and equipment	10	(231,156)	(456,537)	(170,042)
Net cash from investing activities		$(231,156)	$(456,537)	$(170,042)

Cash flows from financing activities
Distributions to Joint Venturers		(3,510,000)	(3,150,000)	(1,200,000)
Payment of finance lease liability		--	--	(1,416,281)
Net cash from financing activities		$(3,510,000)	$(3,150,000)	$(2,616,281)

Net increase (decrease) in cash and cash equivalents		(538,763)	174,013	170,283
Cash and cash equivalents at January 1		1,474,386	1,300,373	1,130,090
Cash and cash equivalents at December 31	13	$935,623	$1,474,386	$1,300,373

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Notes to Financial Statements
December 31, 2008

1.           Reporting Entity

Mt. Gravatt Cinemas Joint Venture (the “Joint Venture”) is a legal joint venture between Birch Carroll & Coyle Limited, Village Roadshow Exhibition Pty Ltd and Reading Exhibition Pty Ltd.  The Joint Venture is domiciled and provides services solely in Australia.  The address of the Joint Venture’s registered office is 49 Market Street, Sydney NSW 2000.  The Joint Venture primarily is involved in the exhibition of motion pictures in cinemas.

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

2.           Basis of Presentation

(a)  Statement of Compliance

These financial statements have been prepared in accordance with the International Financial Reporting Standards (IFRSs) and interpretations issued by the International Accounting Standards Board.

The financial year end of the Joint Venture is June 30.  For purposes of the use of these financial statements by one of the Joint Venturers, these financial statements have been prepared on a 12-month period basis ending on December 31.

(b) Basis of Measurement

The financial statements have been prepared on the historical cost basis except for assets and liabilities stated at fair value as disclosed in note 4.  The methods used to measure fair values are discussed further in note 4.

(c) Functional and Presentation Currency

These financial statements are presented in Australian dollars, which is also the Joint Venture’s functional currency.

(d) Use of Estimates and Judgments

The preparation of financial statements requires management to make judgements, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses.  Actual results may differ from these estimates.

Estimates and underlying assumptions are reviewed on an ongoing basis.  Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected.

In particular, information about significant areas of estimation uncertainty and critical judgements in applying accounting policies that have the most significant effect on the amount recognized in the financial statements are described in note 17 financial instruments.

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

 (b)  Property, Plant and Equipment

(i)  Recognition and Measurement

Items of property, plant and equipment are measured at cost less accumulated depreciation.  The cost of property, plant and equipment at July 1, 2004, the date of transition to IFRS, was determined by reference to its fair value at that date.

Cost includes expenditures that are directly attributable to the acquisition of the asset.  The cost of self-constructed assets includes the cost of materials and direct labor, any other costs directly attributable to bringing the asset to a working condition for its intended use.  Costs also may include purchases of property, plant and equipment.  Purchased software that is integral to the functionality of the related equipment is capitalized as part of that equipment. Borrowing costs related to the acquisition or construction of qualifying assets are recognized in profit or loss as incurred.

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

(e)  Impairment

(i)  Financial Assets

A financial asset is assessed at each reporting date to determine whether there isany objective evidence that it is impaired.  A financial asset is considered to be impaired if objective evidence indicates that one or more events have had a negativeeffect on the estimated future cash flows of that asset.

An impairment loss in respect of a financial asset measured at amortized cost iscalculated as the difference between its carrying amount, and the present value of the estimated future cash flows discounted at the original effective interest rate.  An impairment loss in respect of an available-for-sale financial asset is calculated by reference to its fair value.

All impairment losses are recognized in profit or loss.

An impairment loss is reversed if the reversal can be related objectively to an event occurring after the impairment loss was recognized.  For financial assets measured at amortized cost, the reversal is recognized in profit or loss.

(ii)  Non-financial Assets

The carrying amounts of the Joint Venture’s non-financial assets, other than inventories, are reviewed at each reporting date to determine whether there is anyindication of impairment.  If any such indication exists then the asset’s recoverable amount is estimated.

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

In respect of other assets, impairment losses recognized in prior periods are assessed at each reporting date for any indications that the loss has decreased or no longer exists.  An impairment loss is reversed if there has been a change in the estimates used to determine the recoverable amount.  An impairment loss is reversedonly to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognized.

(f)  Employee Benefits

(i)  Long-Term Employee Benefits

The Joint Venture’s net obligation in respect of long-term employee benefits is the amount of future benefit that employees have earned in return for their service in the current and prior periods plus related on-costs.

(ii)  Termination Benefits

Termination benefits are recognized as an expense when the Joint Venture is demonstrably committed, without realistic possibility of withdrawal, to a formal detailed plan to either terminate employment before the normal retirement date, or to provide termination benefits as a result of an offer made to encourage voluntary redundancy.  Termination benefits for voluntary redundancies are recognized if the Joint Venture has made an offer encouraging voluntary redundancy, it is probable thatthe offer will be accepted, and the number of acceptances can be estimated reliably.

(iii)  Short-Term Benefits

Liabilities for employee benefits for wages, salaries, annual leave and sick leave represent present obligations resulting from employees’ services provided to reporting date and are calculated at undiscounted amounts based on remuneration wage and salary rates that the Joint Venture expects to pay as of reporting date including related on-costs, such as workers compensation insurance and payroll tax.

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

(h)  Contributed Equity

The Joint Venture is comprised of three parties who share an equal ownership over the Joint Venture.  The Contributed Equity amount represents the initial investment in the partnership.  Distribution to the partners is made on behalf of the Joint Venture and is recognized through retained earnings.

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

(ii)  Customer Loyalty Programme

The cinema operates a loyalty programme where customers accumulate points for purchases made which entitles them to discounts on future purchases.  The award points are recognized as a separately identifiable component of the initial sale transaction, by allocating the fair value of the consideration received between the award points and the components of the sale such that the award points are recognized at their fair value.  Revenue from the award points is recognized when the points are redeemed.  The amount of the revenue is based on the number of points redeemed relative to the total number expected to be redeemed.

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

(ii)  Income Tax

Under applicable Australian law, the Joint Venture is not subject to tax on earnings generated.  Accordingly the Joint Venture does not recognize any income tax expense, or deferred tax balances.  Earnings of the Joint Venture are taxed on the Joint Venturer level.

(m)      Film Expense
Film expense is incurred based on a contracted percentage of box office results for each film.  The managing party negotiates terms with each film distributor on a film-by-film basis.  Percentage terms are based on a sliding scale, with the Joint Venture subject to a higher percentage of box office results at the beginning of the term and declining each subsequent week.  Different films have different rates dependent upon the expected popularity of the film, and forecasted success.

(n)      New Standards and Interpretations Not Yet Adopted

The Joint Venture has elected to early adopt the following accounting standards and amendments:

•
IFRIC 13 Customer Loyalty Programmes addresses the accounting by entities that operate, or otherwise participate in, customer loyalty programmes for their customers. It relates to customer loyalty programmes under which the customer can redeem credits for awards such as free or discounted goods or services.  The Joint Venture introduced a new customer loyalty program during the year, and the interpretation was applied prospectively.  The impact of adoption on the year ended December 31, 2008 is immaterial, and there is no impact on the years ended December 31, 2007 or December 31, 2006.

The following standards, amendments to standards and interpretations have been identified as those which may impact the entity in the period of initial application.  They are available for early adoption at December 31, 2008, but have not been applied in preparing this financial report:

•
Revised IAS 1 Presentation of Financial Statements (September 2007) introduces as a financial statement (formerly “primary” statement) the “statement of comprehensive income”.  The revised standard does not change the recognition, measurement or disclosure of transactions and events that are required by other IASs.  The revised IAS 1 will become mandatory for the Joint Venture’s December 31, 2009 financial statements.  The Joint Venture has not yet determined the potential effect of the revised standard on the Joint Venture’s disclosures.

•
Revised IAS 23 Borrowing Costs removes the option to expense borrowing costs and requires that an entity capitalize borrowing costs directly attributable to the acquisition, construction or production of a qualifying asset as part of the cost of that asset.  The revised IAS 23 will become mandatory for the Joint Venture’s December 31, 2009 financial statements and will constitute a change in accounting policy for the Joint Venture.  In accordance with the transitional provisions the Joint Venture will apply the revised IAS 23 to qualifying assets for which capitalization of borrowing costs commences on or after the effective date.

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

5.           Financial Risk Management

Overview

The Joint Venture has exposure to the following risks;

•	credit risk

•	liquidity risk

•	market risk

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

7.           Revenue

In AUS$	2008 (unaudited)	2007	2006 (unaudited)
Box office revenue	$8,472,215	$8,473,778	$8,270,416
Screen advertising	263,813	223,462	163,456
Other cinema services	493,426	397,978	343,502
Revenue from rendering of services	$9,229,454	$9,095,218	$8,777,374

8.           Personnel Expenses

In AUS$	2008 (unaudited)	2007	2006 (unaudited)
Wages and salaries	$1,819,325	$1,790,110	$1,652,334
Employee annual leave	21,163	42,849	29,698
Employee long-service leave	18,166	6,771	2,722
Total personnel expenses	$1,858,654	$1,839,730	$1,684,754

9.           Finance Income and Expense

In AUS$	2008 (unaudited)	2007	2006 (unaudited)
Interest income on bank balances:	$33,400	$44,340	$50,874
Finance income	$33,400	$44,340	$50,874

Interest expense on finance lease commitment	$--	$--	$(82,494)
Finance expense	$--	$--	$(82,494)
Net finance income and expense	$33,400	$44,340	$(31,620)

10.           Property, Plant and Equipment

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Cost
Balance at January 1, 2007	$8,252,818	$2,453,733	$74,190	$10,780,741
Additions/(Transfers)	417,756	112,971	(74,190)	456,537
Balance at December 31, 2007	$8,670,574	$2,566,704	$--	$11,237,278

Balance at January 1, 2008 (unaudited)	8,670,574	2,566,704	--	11,237,278
Additions/(Transfers)	231,156	--	--	231,156
Balance at December 31, 2008 (unaudited)	$8,901,730	$2,566,704	$--	$11,468,434

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Depreciation
Balance at January 1, 2007	$(6,067,207)	$(618,859)	$--	$(6,686,066)
Depreciation and amortization for the year	(570,525)	(82,817)	--	(653,342)
Balance at December 31, 2007	$(6,637,732)	$(701,676)	$--	$(7,339,408)

Balance at January 1, 2008 (unaudited)	(6,637,723)	(701,676)	--	(7,339,408)
Depreciation and amortization for the year	(597,033)	(85,910)	--	(682,943)
Balance at December 31, 2008 (unaudited)	$(7,234,765)	$(787,586)	$--	$(8,022,351)

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Carrying amounts
At January 1, 2007	$2,185,611	$1,834,874	$74,190	$4,094,675
At December 31, 2007	2,032,842	1,865,028	--	3,897,870
At January 1, 2008 (unaudited)	2,032,842	1,865,028	--	3,897,870
At December 31, 2008 (unaudited)	1,666,965	1,779,118	--	3,446,083

11.           Inventories

In AUS$	2008 (unaudited)	2007
Concession stores at cost	$115,630	$88,317
Carrying amount of inventories	115,630	88,317

12.           Trade Receivables and Other Assets

In AUS$	Note	2008 (unaudited)	2007
Trade receivables	17	$91,712	$97,597
Prepayments		914	534

The Joint Venture’s exposure to credit and currency risks and impairment losses related to trade and other receivables are disclosed in Note 17.

13.           Cash and Cash Equivalents

In AUS$	2008 (unaudited)	2007
Bank balances	$877,438	$1,410,567
Cash in transit	22,485	28,119
Cash on hand	35,700	35,700
Cash and cash equivalents in the statement of cash flows	$935,623	$1,474,386

The Joint Venture’s exposure to interest rate risk and a sensitivity analysis for financial assets and liabilities are disclosed in Note 17.

14.           Employee Benefits

Current
In AUS$	2008 (unaudited)	2007
Liability for annual leave	$39,597	$49,355
Liability for long-service leave	17,485	18,390
Total employee benefits - current	$57,082	$67,745

Non-current
In AUS$	2008 (unaudited)	2007
Liability for long-service leave	$68,603	$55,396
Total employee benefits – non current	$68,603	$55,396

15.           Payables

In AUS$	Note	2008 (unaudited)	2007
Trade payables		$309,932	$346,369
Other creditors and accruals		370,538	448,364
Total payables	17	$680,470	$794,733

The Joint Venture’s exposure to liquidity risk related to trade and other payables is disclosed in Note 17.  Trade payables represent payments to trade creditors.  The Joint Venture makes these payments through the managing parties shared service centre and is charged a management fee for these services.  Disclosure regarding management fee is made in Note 21.

16.           Deferred Revenue

In AUS$	2008 (unaudited)	2007
Deferred revenue	$63,529	$77,645

Deferred revenue mainly consists of advance funds received from vendors for the exclusive rights to supply certain concession items.  Revenue is released over the term of the related contract on a straight-line basis and is classified as service revenue.  In addition deferred revenue includes the fair value of the award points relating to the customer loyalty programme.  This revenue is recognized when the points are redeemed.

17.           Financial Instruments

Credit Risk

Exposure to Credit Risk

The carrying amount of the Joint Venture’s financial assets represents the maximum credit exposure.  The Joint Venture’s maximum exposure to credit risk at the reporting date was:

		Carrying Amount
In AUS$	Note	2008 (unaudited)	2007
Trade receivables	12	$91,712	$97,597
Cash and cash equivalents	13	935,623	1,474,386

The Joint Venture’s maximum exposure to credit risk for trade receivables at the reporting date by type of customer was:

	Carrying amount
In AUS$	2008 (unaudited)	2007
Screen advertisers	$71,803	$50,145
Credit card companies	3,640	23,204
Screen hire	--	12,137
Games, machine and merchandising companies	16,269	12,111
Total	$91,712	$97,597

Impairment losses

There were no trade receivables at the reporting date or comparable period that were past due.  The carrying value of such receivables was $91,712 in 2008 (unaudited) (2007: $97,597).  There were no allowances for impairment during the reporting periods.

Liquidity risk

Financial liabilities are only trade payables all contractually due within 6 months.  The carrying value of such liabilities was $680,470 in 2008 (unaudited) (2007: $794,733).

Interest rate risk

Profile

At the reporting date the interest rate profile of the Joint Venture’s interest-bearing financial instruments was:

Variable rate instruments	Carrying amount
In AUS$	2008 (unaudited)	2007
Bank Balances	$877,438	$1,410,567

The Joint Venture held no fixed rate instruments during financial year 2008 (unaudited) or 2007.

Cash Flow Sensitivity Analysis for Variable Rate Instruments

A change of one percentage point in interest rates at the reporting date would have increased (decreased) equity and profit or loss by the amounts shown below.  This analysis assumes that all other variables remain constant.  The analysis is performed on the same basis for 2007.

	Profit or loss		Equity
Effect In AUS$	1 percentage point Increase	1 percentage point Decrease	1 percentage point Increase	1 percentage point Decrease
December 31, 2008 (unaudited)
Variable rate instruments	$4,942	$(4,942)	$4,942	$(4,942)
Cash flow sensitivity	4,942	(4,942)	4,942	(4,942)

	Profit or loss		Equity
Effect In AUS$	1 percentage point Increase	1 percentage point Decrease	1 percentage point Increase	1 percentage point Decrease
December 31, 2007
Variable rate instruments	$6,804	$(6,804)	$6,804	$(6,804)
Cash flow sensitivity	6,804	(6,804)	6,804	(6,804)

Fair Values

Fair Values versus Carrying Amounts

The fair values of financial assets and liabilities, together with the carrying amounts shown in the balance sheet, are as follows:

	December 31, 2008 (unaudited)		December 31, 2007
In AUS$	Carrying amount	Fair value	Carrying amount	Fair value
Trade receivables	$91,712	$91,712	$97,597	$97,597
Cash and cash equivalents	935,623	935,623	1,474,386	1,474,386
Trade payables	680,470	680,470	794,733	794,733

The basis for determining fair values is disclosed in Note 4.

18.           Operating Leases

Leases as Lessee

Non-cancellable operating lease rentals are payable as follows:

In AUS$	December 31, 2008 (unaudited)	December 31, 2007
Less than one year	$1,123,654	$993,096
Between one and five years	4,494,614	3,792,384
More than five years	5,575,169	5,958,576
Total	$11,193,437	$10,744,056

The Joint Venture leases the cinema property under operating leases expiring over 10 years.

19.           Contingencies

The nature of the Joint Venture’s operations results in claims for personal injuries (including public liability and workers compensation) being received from time to time.  As of period end there were no material current or ongoing outstanding claims.

20.           Reconciliation of Cash Flows from Operating Activities

In AUS$	Note	2008 (unaudited)	2007	2006 (unaudited)
Cash flows from operating activities
Profit for the period		$2,667,093	$2,851,507	$2,579,356
Adjustments for:
Depreciation and amortization	10	682,943	653,342	722,828
Operating profit before changes in working capital		$3,350,036	$3,504,849	$3,302,184
Change in trade receivables	12	5,885	(31,679)	105,744
Change in inventories	11	(27,313)	20,320	(25,839)
Change in other assets	12	(380)	40,193	(40,727)
Change in trade payables	15	(114,263)	262,897	(372,760)
Change in employee benefits	14	2,544	3,381	2,547
Change in deferred revenue	16	(14,116)	(19,411)	(14,543)
Net cash from operating activities		$3,202,393	$3,780,550	$2,956,606

21.           Related Parties

Entities with joint control or significant influence over the Joint Venture.

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

As of December 31, 2008 there were no outstanding payable amounts (unaudited) (2007:  nil).

22.           Subsequent Events

Subsequent to December 31, 2008 there were no events which would have a material effect on the financial report.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Gravatt Cinemas Joint Venture as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

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

10.12
Stock Purchase Agreement dated as of April 11, 1997 by and between Citadel Holding Corporation and Craig Corporation (filed as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference).

10.13
Secured Promissory Note dated as of April 11, 1997 issued by Craig Corporation to Citadel Holding Corporation in the principal amount of $1,998,000 (filed as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference).

10.14
Agreement for Purchase and Sale of Real Property between Prudential Insurance Company of America and Big 4 Farming LLC dated August 29, 1997 (filed as Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

10.15
Second Amendment to Agreement of Purchase and Sale between Prudential Insurance Company of America and Big 4 Farming LLC dated November 5, 1997 (filed as Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

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

10.67
Asset Purchase and Sale Agreement dated October 8, 2007 among Pacific Theatres Exhibition Corp., Consolidated Amusement Theatres, Inc., a Hawaii corporation, Michael Forman, Christopher Forman, Consolidated Amusement Theatres, Inc., a Nevada corporation, and Reading International, Inc. (filed as Exhibit 10.67 to the Company’s report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.68
Real Property Purchase and Sale Agreement dated October 8, 2007 between Consolidated Amusement Theatres, Inc., a Hawaii corporation, and Consolidated Amusement Theatres, Inc., a Nevada corporation (filed as Exhibit 10.68 to the Company’s report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.69
Leasehold Purchase and Sale Agreement dated October 8, 2007 between Kenmore Rohnert, LLC and Consolidated Amusement Theatres, Inc., a Nevada corporation (filed as Exhibit 10.69 to the Company’s report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.70
Amendment No. 1 to Asset Purchase and Sale Agreement dated February 8, 2008 among Pacific Theatres Exhibition Corp., Consolidated Amusement Theatres, Inc., a Hawaii corporation, Michael Forman, Christopher Forman, Consolidated Amusement Theatres, Inc., a Nevada corporation, and Reading International, Inc. (filed as Exhibit 10.70 to the Company’s report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.71
Amendment No. 2 to Asset Purchase and Sale Agreement dated February 14, 2008 among Pacific Theatres Exhibition Corp., Consolidated Amusement Theatres, Inc., a Hawaii corporation, Michael Forman, Christopher Forman, Consolidated Amusement Theatres, Inc., a Nevada corporation, and Reading International, Inc. (filed as Exhibit 10.71 to the Company’s report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.72
Credit Agreement dated February 21, 2008 among Consolidated Amusement Theatres, Inc., a Nevada corporation, General Electric Capital Corporation, and GE Capital Markets, Inc. (filed as Exhibit 10.72 to the Company’s report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.73
Reading Guaranty Agreement dated February 21, 2008 among Consolidated Amusement Theatres, Inc., a Nevada corporation, General Electric Capital Corporation, and GE Capital Markets, Inc. (filed as Exhibit 10.73 to the Company’s report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.74
Pledge and Security Agreement dated February 22, 2008 by Reading Consolidated Holdings, Inc. in favor of Nationwide Theatres Corp (filed as Exhibit 10.74 to the Company’s report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.75
Promissory Note dated February 22, 2008 by Reading Consolidated Holdings, inc. in favor of Nationwide Theatres Corp. (filed as Exhibit 10.75 to the Company’s report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

21	List of Subsidiaries (filed herewith).

23.1	Consent of Independent Auditors, Deloitte & Touche LLP (filed herewith).

23.2	Consent of Independent Auditors, Pricewaterhousecoopers LLP (filed herewith).

23.3	Consent of Independent Auditors, KPMG Australia (filed herewith).

31.1	Certification of Principal Executive Officer dated March 16, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer dated March 16, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer dated March 16, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer dated March 16, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*These exhibits constitute the executive compensation plans and arrangements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date: March 16, 2009	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ James J. Cotter	Chairman of the Board and Director and Chief Executive Officer	March 16, 2009
James J. Cotter

/s/ Eric Barr	Director	March 16, 2009
Eric Barr

/s/ James J. Cotter, Jr.	Director	March 16, 2009
James J. Cotter, Jr.

/s/ Margaret Cotter	Director	March 16, 2009
Margaret Cotter

/s/ William D. Gould	Director	March 16, 2009
William D. Gould

/s/ Edward L. Kane	Director	March 16, 2009
Edward L Kane

/s/ Gerard P. Laheney	Director	March 16, 2009
Gerard P. Laheney

/s/ Alfred Villaseñor	Director	March 16, 2009
Alfred Villaseñor