Form 10-Q
period 2009-03-31
READING INTERNATIONAL INC
filed 2009-05-14
CIK 716634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 8, 2009, there were 21,084,582 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART I – Financial Information

Item 1 – Financial Statements
Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)
	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$14,511	$30,874
Receivables	7,319	7,868
Inventory	645	797
Investment in marketable securities	2,326	3,100
Restricted cash	1,223	1,656
Assets held for sale	19,948	20,119
Prepaid and other current assets	3,091	2,324
Total current assets	49,063	66,738
Property held for and under development	68,169	67,600
Property & equipment, net	151,084	154,959
Investments in unconsolidated joint ventures and entities	11,861	11,643
Investment in Reading International Trust I	1,547	1,547
Investment in Reading International Trust Preferred Securities (net of $11,363 discount)	11,463	--
Goodwill	34,590	34,964
Intangible assets, net	24,452	25,118
Other assets	9,116	9,301
Total assets	$361,345	$371,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$12,042	$13,170
Film rent payable	5,399	7,315
Notes payable – current portion	7,967	1,347
Taxes payable	6,335	6,425
Deferred current revenue	4,646	5,645
Other current liabilities	206	201
Total current liabilities	36,595	34,103
Notes payable – long-term portion	163,206	172,268
Notes payable to related party – long-term portion	14,000	14,000
Subordinated debt	51,547	51,547
Noncurrent tax liabilities	6,475	6,347
Deferred non-current revenue	573	554
Other liabilities	24,758	23,604
Total liabilities	297,154	302,423
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,564,339 issued and 21,084,582 outstanding at March 31, 2009 and 35,564,339 issued and 20,987,115 outstanding at December 31, 2008	216	216
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at March 31, 2009 and at December 31, 2008	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares	--	--
Additional paid-in capital	134,123	133,906
Accumulated deficit	(72,870)	(69,477)
Treasury shares	(4,306)	(4,306)
Accumulated other comprehensive income	4,995	7,276
Total Reading International, Inc. stockholders’ equity	62,173	67,630
Noncontrolling interest	2,018	1,817
Total stockholders’ equity	64,191	69,447
Total liabilities and stockholders’ equity	$361,345	$371,870
See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenue
Cinema	$42,773	$34,347
Real estate	3,347	4,135
	46,120	38,482
Operating expense
Cinema	33,422	26,727
Real estate	2,764	1,848
Depreciation and amortization	3,837	3,657
General and administrative	4,435	4,688
	44,458	36,920

Operating income	1,662	1,562

Interest income	517	237
Interest expense	(4,907)	(3,075)
Other income (expense)	(795)	1,377
Income (loss) before discontinued operations, income tax expense, and equity earnings of unconsolidated joint ventures and entities	(3,523)	101
Income from discontinued operations, net of tax	224	74
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	(3,299)	175
Income tax expense	(351)	(417)
Loss before equity earnings of unconsolidated joint ventures and entities	(3,650)	(242)
Equity earnings of unconsolidated joint ventures and entities	495	359
Net income (loss)	$(3,155)	$117
Net loss attributable to the noncontrolling interest	(238)	(343)
Net loss attributable to Reading International, Inc. common shareholders	$(3,393)	$(226)

Earnings (loss) per common share of Reading International, Inc. – basic and diluted:
Loss from continued operations	$(0.16)	$(0.01)
Earnings from discontinued operations	0.01	0.00
Basic and diluted loss per share attributable to Reading International, Inc. common shareholders	$(0.15)	$(0.01)
Weighted average number of shares outstanding – basic	22,573,737	22,476,355
Weighted average number of shares outstanding – dilutive	22,573,737	22,476,355
Amounts attributable to Reading International, Inc. common shareholders
Income from continuing operations, net of tax	(3,617)	(300)
Discontinued operations, net of tax	224	74
Net loss	$(3,393)	$(226)

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net income (loss)	$(3,155)	$117
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss recognized on foreign currency transactions	63	--
Equity earnings of unconsolidated joint ventures and entities	(495)	(359)
Distributions of earnings from unconsolidated joint ventures and entities	166	290
Loss provision on marketable securities	746	--
Depreciation and amortization	3,837	3,882
Amortization of prior service costs	71	71
Amortization of above and below market leases	200	116
Amortization of deferred financing costs	531	82
Amortization of straight-line rent	335	74
Stock based compensation expense	216	256
Changes in operating assets and liabilities:
Decrease in receivables	490	550
Increase in prepaid and other assets	(947)	(557)
Increase (decrease) in accounts payable and accrued expenses	(979)	1,737
Increase (decrease) in film rent payable	(1,853)	2,599
Increase in deferred revenues and other liabilities	44	235
Net cash provided by (used in) operating activities	(730)	9,093
Investing activities
Acquisitions	--	(51,746)
Acquisition deposit returned	--	2,000
Purchases of and additions to property and equipment	(1,789)	(5,241)
Change in restricted cash	433	--
Purchase of marketable securities	(11,463)	--
Investments in unconsolidated joint ventures and entities	--	(333)
Distributions of investment in unconsolidated joint ventures and entities	--	5
Option proceeds related to property held for sale	265	--
Net cash used in investing activities	(12,554)	(55,315)
Financing activities
Repayment of long-term borrowings	(3,085)	(219)
Proceeds from borrowings	1,179	58,225
Capitalized borrowing costs	--	(2,449)
Noncontrolling interest distributions	(36)	(159)
Net cash provided by (used in) financing activities	(1,942)	55,398
Effect of exchange rate changes on cash and cash equivalents	(1,137)	483

Increase (decrease) in cash and cash equivalents	(16,363)	9,659
Cash and cash equivalents at beginning of period	30,874	20,782

Cash and cash equivalents at end of period	$14,511	$30,441

Supplemental Disclosures
Interest paid	$3,404	$3,657
Income taxes paid	$99	$56
Non-cash transactions
Exchange of marketable securities for Reading International Trust I securities	$11,463	$--
Note payable due to Seller issued for acquisition	$--	$21,000

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2009

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting.  As such, certain information and footnote disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended March 31, 2009 (the “March Report”) should be read in conjunction with our 2008 Annual Report which contains the latest audited financial statements and related footnotes.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows as of and for the three months ended March 31, 2009 and 2008 have been made.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We have investments in marketable securities of $2.3 million and $3.1 million at March 31, 2009 and December 31, 2008, respectively.  These investments are accounted for as available for sale investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FSP FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  In accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, assessments of potential impairment for these investments are performed for each applicable reporting period.  During the first quarter of 2009, we realized a loss of $746,000 on certain marketable securities due to an other than temporary decline in market price.  There was no realized gain or loss during the first quarter of 2008.  These investments have a cumulative unrealized loss of $5,000 included in accumulated other comprehensive income at March 31, 2009.  For the three months ended March 31, 2009 and 2008, our net unrealized loss on marketable securities was $2,000 and $1,000, respectively.

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

Correction of Error

Subsequent to the issuance of the 2008 consolidated financial statements, we discovered that there was an error in the 2008 fixed asset impairment analysis related to certain cinema assets held in New Zealand.  As a result of the error, impairment expense and accumulated other comprehensive income for the year ended December 31, 2008 were overstated by $1.7 million and $66,000, respectively, and property and equipment was understated by $1.8 million.  We concluded that the error is not material to the 2008 consolidated financial statements and that the errors will be corrected with the next filing of our annual financial statements.  As a result of this correction, the net loss for the year ended December 31, 2008 was reduced from $18.5 million to $16.8 million and the property and equipment balance as of December 31, 2008 was increased from $153.2 million to $155.0 million. The unaudited condensed consolidated balance sheet as of December 31, 2008, included in this Form 10-Q reflects this correction as an increase in property and equipment as noted above and a corresponding decrease in accumulated deficit from $71.2 million to $69.5 million.

Accounting Pronouncements Adopted on January 1, 2009

SFAS No. 141(R) and No. 160

Pronouncement Affecting the Presentation of Noncontrolling (Minority) Interests in the Company

Effective January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires that amounts formerly reported as minority interests in the Company’s unaudited condensed consolidated financial statements be reported as noncontrolling interests.  In connection with the issuance of SFAS 160, certain revisions were also made to EITF No. Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”).  These revisions clarify that noncontrolling interests with redemption provisions outside of the control of the issuer and noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation under EITF D-98 to determine the appropriate balance sheet classification and measurement of such instruments.  This adoption resulted in modifications to the reporting of noncontrolling interests in the Unaudited Condensed Consolidated Financial Statements.

The adoption of SFAS 160 had an impact on the presentation and disclosure of noncontrolling (minority) interests in our condensed consolidated financial statements.  As a result of the retrospective presentation and disclosure requirements of SFAS 160, the Company will be required to reflect the change in presentation and disclosure for all periods presented in future filings.

The principal effect on the prior year balance sheet related to the adoption of SFAS 160 is an increase in total stockholders’ equity of $1.8 million due to the reclassification of the non-controlling interest to a component of stockholders’ equity at December 31, 2008.

Non-controlling interest represents ownership interests not held by Reading International, Inc. in its underlying consolidated subsidiaries.

SFAS 141(R)

Pronouncement Affecting Future Operating Property Acquisitions

Effective January 1, 2009, the Company adopted the provisions Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred.  SFAS 141(R) is required to be applied on a prospective basis.

The adoption of SFAS 141(R) did not have any effect on the Company’s unaudited condensed consolidated financial statements, results of operations, or cash flows for the three months ended March 31, 2009.  The Company anticipates that the adoption of SFAS 141(R) could have an impact on the cost allocation of future acquisitions and will require the Company to expense acquisition costs for future property acquisitions.  While the Company believes the impact of the adoption of SFAS 141(R) will not be material to the Company in the future based on recent historical acquisition activity, the impact will ultimately depend on future property acquisitions.

New Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued three Final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and of impairments of securities.  The following two of these three FSPs were relevant to our company:

FSP FAS 157-4

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”) relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  FSP FAS 157-4 will be effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively.  We are currently evaluating FSP FAS 157-4 but currently we believe that the adoption will not have a material effect on our financial statements.

FSP FAS 107-1 and APB 28-1

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 & APB 28-1”) relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year.  The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FSP 107-1 & APB 28-1 will be effective for interim periods ending after June 15, 2009.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP FAS 107-1 & APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption.  We believe the adoption of FSP FAS 107-1 & APB 28-1 will not have a material effect on our financial statements.

Note 2 –Equity and Stock Based Compensation

Equity Compensation

Landplan Property Partners, Pty Ltd

As more fully described in our 2008 annual report, we have granted the President of Landplan Property Partners, Pty Ltd (“LPP”), Mr. Doug Osborne, as incentive compensation, a subordinated carried interest in certain property trusts, owned by LPP and formed to acquire and hold LPP’s real property investments.  The estimated value of Mr. Osborne’s incentive interest of $168,000 at March 31, 2009 is included in the noncontrolling interest of LPP at March 31, 2009 (see Note 14 – Noncontrolling Interest).  During the three months ended March 31, 2009 and 2008, we expensed $49,000 and $34,000, respectively, associated with Mr. Osborne’s interests.  At March 31, 2009, the total unrecognized compensation expense related to the LPP equity awards was $180,000, which is expected to be recognized over the remaining weighted average period of approximately 24 months.  No amounts, however, will be payable unless the properties held by the property trusts, on a consolidated basis, provide returns on capital in excess of 11%, compounded annually.

Stock Based Compensation

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2008.  This stock grant has a vesting period of two years and stock grant price of $9.70.  On February 11, 2009 and 2008, $100,000 and $50,000, respectively, of restricted Class A Non-Voting Common Stock vested related to prior year grants.  At March 31, 2009, 16,742 shares related to vested restricted shares have yet to be issued to him.  During the three months ended March 31, 2009 and 2008, we recorded compensation expense of $56,000 and $96,000, respectively, for the vesting of all our restricted stock grants.

The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Fair Value at Grant Date
Outstanding – December 31, 2008	33,621	$574
Vested	(10,948)	$(150)
Outstanding – March 31, 2008	22,673	$424

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended March 31, 2009 and 2008, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

Based on the prior years’ assumptions for options which have been granted and in accordance with the SFAS 123(R) modified prospective method, we recorded $160,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the three months ended March 31, 2009 and 2008.  At March 31, 2009, the total unrecognized estimated compensation cost related to non-vested stock options granted was $74,000, which is expected to be recognized over a weighted average vesting period of 0.7 years.  No options were exercised during the three months ended March 31, 2009 and 2008; therefore, no cash was received and no value was realized from the exercise of options during those periods.  No options vested during either of the three months ended March 31, 2009 or 2008; therefore, there was no grant date fair value of options vesting during either period.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at March 31, 2009 was $107,000 of which 100% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of March 31, 2009 and December 31, 2008:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2008	577,850	185,100	$5.60	$9.90	477,850	35,100	$4.72	$8.47
No activity during the period	--	--	$--	$--
Outstanding- December 31, 2008	577,850	185,100	$5.60	$9.90	525,350	110,100	$5.19	$9.67
Expired options	--	(35,100)	$--	$8.47
Outstanding-March 31, 2009	577,850	150,000	$5.60	$10.24	525,350	75,000	$5.19	$10.24

The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at March 31, 2009 and December 31, 2008 was approximately 5.23 and 5.22 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at March 31, 2009 and December 31, 2008 was approximately 4.64 and 4.61 years, respectively.

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

The tables below summarize the results of operations for each of our principal business segments for the three (“2009 Quarter”) months ended March 31, 2009 and the three (“2008 Quarter”) months ended March 31, 2008, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties (dollars in thousands):

Three months ended March 31, 2009	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$42,773	$5,663	$(2,316)	$46,120
Operating expense	35,738	2,764	(2,316)	36,186
Depreciation & amortization	2,902	681	--	3,583
General & administrative expense	802	181	--	983
Segment operating income	$3,331	$2,037	$--	$5,368
Three months ended March 31, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$34,347	$5,524	$(1,389)	$38,482
Operating expense	28,116	1,848	(1,389)	28,575
Depreciation & amortization	2,594	885	--	3,479
General & administrative expense	770	247	--	1,017
Segment operating income	$2,867	$2,544	$--	$5,411

Reconciliation to net loss attributable to Reading International, Inc. shareholders:	2009 Quarter	2008 Quarter
Total segment operating income	$5,368	$5,411
Non-segment:
Depreciation and amortization expense	254	178
General and administrative expense	3,452	3,671
Operating income	1,662	1,562
Interest expense, net	(4,390)	(2,838)
Other income (expense)	(795)	1,377
Income from discontinued operation	224	74
Income tax expense	(351)	(417)
Equity earnings of unconsolidated joint ventures and entities	495	359
Net income (loss)	(3,155)	117
Net loss attributable to the noncontrolling interest	(238)	(343)
Net loss attributable to Reading International, Inc. common shareholders	$(3,393)	$(226)

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of March 31, 2009 and December 31, 2008:

	US Dollar
	March 31, 2009	December 31, 2008
Australian Dollar	$0.6926	$0.6983
New Zealand Dollar	$0.5715	$0.5815

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

	Three Months Ending March 31,
	2009	2008
Loss from continuing operations	$(3,617)	$(300)
Income from discontinued operations	224	74
Net loss attributable to Reading International, Inc. shareholders	$(3,393)	$(226)

Earnings (loss) per common share of Reading International, Inc. – basic and diluted:
Loss from continued operations	$(0.16)	$(0.01)
Earnings from discontinued operations	0.01	0.00
Basic and diluted loss per share attributable to Reading International, Inc. common shareholders	$(0.15)	$(0.01)
Weighted average common stock - basic	22,573,737	22,476,355
Weighted average common stock – dilutive	22,573,737	22,476,355

For the three months ended March 31, 2009 and 2008, we recorded losses from continuing operations.  As such, the incremental shares of 28,610 and 291,504, respectively, of exercisable stock options were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.

Note 6 – Property Held For and Under Development and Property and Equipment

As of March 31, 2009 and December 31, 2008, we owned property held for and under development summarized as follows (dollars in thousands):

Property Held For and Under Development	March 31, 2009	December 31, 2008
Land	$35,596	$35,967
Construction-in-progress (including capitalized interest)	32,573	31,633
Property held for and under development	$68,169	$67,600

We recorded capitalized interest related to our properties under development for the three months ended March 31, 2009 and 2008 of $136,000 and $1.4 million, respectively.  We have curtailed the development activities for several of our properties under development.  For these projects, we have stopped the capitalization of interest expense.

As of March 31, 2009 and December 31, 2008, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	March 31, 2009	December 31, 2008
Land	$50,554	$49,885
Building	76,813	77,660
Leasehold interests	32,529	31,991
Construction-in-progress	1,014	487
Fixtures and equipment	58,981	60,808
	219,891	220,831
Less: accumulated depreciation	(68,807)	(65,872)
Property and equipment, net	$151,084	$154,959

Depreciation expense for property and equipment was $3.2 million and $3.5 million for the three months ended March 31, 2009 and 2008, respectively.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Except as noted below regarding our investment in Malulani Investments, Limited, investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, and, as of March 31, 2009 and December 31, 2008, include the following (dollars in thousands):

	Interest	March 31, 2009	December 31, 2008
Malulani Investments, Limited	18.4%	$1,800	$1,800
Rialto Distribution	33.3%	824	896
Rialto Cinemas	50.0%	3,753	3,763
205-209 East 57th Street Associates, LLC	25.0%	1,521	1,216
Mt. Gravatt Cinema	33.3%	3,963	3,968
Total investments		$11,861	$11,643

For the three months ended March 31, 2009 and 2008, we recorded our share of equity earnings (loss) from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Rialto Distribution	$(91)	$57
Rialto Cinemas	88	33
205-209 East 57th Street Associates, LLC	304	--
Mt. Gravatt Cinema	194	264
Berkeley Cinema – Botany	--	87
Other	--	(82)
Total equity earnings	$495	$359

Malulani Investments, Limited

We continue to treat this investment on a cost basis by recognizing earnings as they are distributed to us.  We are currently in litigation with certain controlling shareholders and directors of Malulani Investments Limited (“MIL”).

In December 2006, we commenced a lawsuit against certain officers and directors of Malulani Investments Limited alleging various direct and derivative claims for breach of fiduciary duty and waste and seeking, among other things, access to various company books and records.  As certain of these claims were brought derivatively, MIL was also named as a defendant in that litigation.  On March 11, 2009, we and Magoon Acquisition and Development, LLC (“Magoon LLC”) agreed to terms of settlement (the “Settlement Terms”) with respect to this lawsuit.  Under the Settlement Terms, we and Magoon LLC will receive $2.5 million in cash, a $6.75 million three-year 6.25% secured promissory note (issued by The Malulani Group ("TMG")), and a ten year “tail interest” in MIL and TMG which allows us, in effect, to participate in certain distributions made or received by MIL, TMG and/or, in certain cases, the shareholders of TMG.  However, the tail interest continues only for a period of ten years and no assurances can be given that we will in fact receive any distributions with respect to this Tail Interest.  As of March 31, 2009, neither the cash, note receivable, nor the tail interest have been received by us and are not reflected in our balance sheet or statements of operations.  For a further explanation of this agreement, see Note 13 – Commitments and Contingencies.

Place 57 Retail Condominium Sale

The remaining retail condominium of our Place 57 joint venture was sold in February 2009 for approximately $4.0 million.  Based on the closing statements of the sale, our share of the sales proceeds was approximately $900,000 and earnings of $304,000.

Note 8 – Goodwill and Intangible Assets

Subsequent to January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill.  Instead, we perform an annual impairment review of our goodwill and other intangible assets on a reporting unit basis unless changes in circumstances indicate that an asset may be impaired.  During the quarter ended March 31, 2009, our U.S. cinema reporting unit (which includes the assets of Consolidated Entertainment cinemas acquired on February 22, 2008) annual goodwill impairment test was completed and goodwill was determined not to be impaired.  As of March 31, 2009 and December 31, 2008, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2008	$29,888	$5,076	$34,964
Change in goodwill due to a purchase price adjustment	(226)	--	(226)
Foreign currency translation adjustment	(136)	(12)	(148)
Balance at March 31, 2009	$29,526	$5,064	$34,590

We have intangible assets other than goodwill that are subject to amortization and are being amortized over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 20 years, our trade name using an accelerated amortization method over its estimated useful life of 50 years, and our option fee and other intangible assets over 10 years.  For the three months ended March 31, 2009 and 2008, amortization expense totaled $648,000 and $419,000, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of March 31, 2009	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$23,797	$7,220	$2,773	$440	$34,230
Less: Accumulated amortization	6,001	1,021	2,639	117	9,778
Total, net	$17,796	$6,199	$134	$323	$24,452

As of December 31, 2008	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$23,815	$7,220	$2,773	$440	$34,248
Less: Accumulated amortization	5,743	678	2,616	93	9,130
Total, net	$18,072	$6,542	$157	$347	$25,118

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	March 31, 2009	December 31, 2008
Prepaid and other current assets
Prepaid expenses	$2,020	$518
Prepaid taxes	482	546
Deposits	302	307
Other	287	953
Total prepaid and other current assets	$3,091	$2,324

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,140
Long-term restricted cash	236	209
Deferred financing costs, net	5,360	5,773
Other receivables	1,678	1,586
Other	708	593
Total non-current assets	$9,116	$9,301

Note 10 – Income Tax

The income tax provision for the three months ended March 31, 2009 and 2008 was composed of the following amounts (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Foreign income tax provision	$58	$69
Foreign withholding tax	157	188
Federal income tax provision	127	127
Other income tax	9	33
Net tax provision	$351	$417

During the three months ended March 31, 2009 the Company’s FIN 48 liability increased by $127,000 reflecting the accrual of interest for IRS matters under litigation.

Note 11 – Notes Payable and Subordinated Debt

Notes payable and subordinated debt are summarized as follows (dollars in thousands):

Name of Note Payable or Security	March 31, 2009	December 31, 2008	Maturity Date	March 31, 2009 Balance	December 31, 2008 Balance
Australian Corporate Credit Facility	5.62%	5.54%	June 30, 2011	$69,607	$70,179
Australian Shopping Center Loans	--	--	2009-2013	727	733
Australian Construction Loan	5.07%	6.26%	January 1, 2015	4,693	3,458
New Zealand Corporate Credit Facility	4.30%	6.10%	November 23, 2010	8,572	8,723
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	51,547	51,547
US Euro-Hypo Loan	6.73%	6.73%	July 11, 2012	15,000	15,000
US GE Capital Term Loan	6.82%	6.82%	February 21, 2013	38,000	41,000
US Liberty Theatres Term Loans	6.20%	6.20%	April 1, 2013	6,958	6,990
US Nationwide Loan 1	6.50 - 7.50%	6.50 - 7.50%	February 21, 2013	18,963	18,857
US Nationwide Loan 2	8.50%	8.50%	February 21, 2011	1,590	1,559
US Sutton Hill Capital Note 1 – Related Party	10.34%	10.34%	December 31, 2010	5,000	5,000
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	6.26%	January 1, 2010	7,063	7,116
Total				$236,720	$239,162

Trust Preferred Loan

During the first quarter of 2009, we took advantage of current market illiquidity for securities such as our trust preferred securities to repurchase $22.9 million in face value of those securities through an exchange of $11.5 million worth of marketable securities purchased during the period for the express purpose of executing this exchange transaction with the third party holder of these trust preferred securities.  These trust preferred securities are presented on our balance sheet at their net carrying value of $11.5 million and net of a discount of $11.4 million.  During the three months ended March 31, 2009, $106,000 of discount was amortized to interest income.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	March 31, 2009	December 31, 2008
Current liabilities
Security deposit payable	$180	$210
Other	26	(9)
Other current liabilities	$206	$201
Other liabilities
Foreign withholding taxes	$5,815	$5,748
Straight-line rent liability	5,366	5,022
Option liability	1,385	1,117
Environmental reserve	1,656	1,656
Accrued pension	3,015	2,946
Interest rate swap	1,682	1,439
Acquired leases	4,548	4,612
Other	1,291	1,064
Other liabilities	$24,758	$23,604

Included in our other liabilities are accrued pension costs of $3.0 million.  Associated with our pension plans, for the three months ended March 31, 2009, we recognized $69,000 of interest cost and $71,000 of amortized prior service cost.  For the three months ended March 31, 2008, we recognized $163,000 of interest cost and $71,000 of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $772,000 and $785,000 as of March 31, 2009 and December 31, 2008, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $257,000 and $261,000 as of March 31, 2009 and December 31, 2008, respectively.  This debt is without recourse to Reading as of March 31, 2009 and December 31, 2008.

Litigation

Malulani Investments Litigation

On March 11, 2009, we and Magoon LLC agreed to terms of settlement (the “Settlement Terms”) with respect to that certain lawsuit entitled Magoon Acquisition & Development, LLC; a California limited liability company, Reading International, Inc.; a Nevada corporation, and James J. Cotter vs. Malulani Investments, Limited, a Hawaii Corporation, Easton T. Mason; John R. Dwyer, Jr.; Philip Gray; Kenwei Chong (Civil No. 06-1-2156-12 (GWBC)).  Under the Settlement Terms, we and Magoon LLC will receive $2.5 million in cash, a $6.75 million three year 6.25% secured promissory note (issued by TMG), and a ten year “tail interest” in MIL and TMG which allows us, in effect, to participate in certain distributions made or received by MIL, TMG and/or, in certain cases, the shareholders of TMG.  However, the tail interest continues only for a period of ten years and no assurances can be given that we will in fact receive any distributions with respect to this Tail Interest.

Pursuant to the Settlement Terms, we will transfer all of our interests in MIL to TMG and Magoon LLC will transfer all of its interest in MIL and TMG to TMG, and there will be a mutual release of claims.  Mr. Cotter, our Chairman, our Chief Executive Officer and our principal shareholder and a director of MIL, is simultaneously settling his related claims for mutual general releases and resigning from the Board of Directors of MIL.

Under the terms of our Amended and Restated Shareholder Agreement with Magoon LLC, we are, generally speaking, entitled to receive, on a priority basis, 100% of any proceeds from any disposition of the shares in MIL and TMG held by us or Magoon LLC until we (Reading) have recouped substantially all of our litigation costs and the cost of our investment in MIL.  Accordingly, we will receive virtually all of the cash proceeds of the settlement, plus virtually all distribution with respect to the promissory note, until such time as we have recouped both our litigation costs and the cost of our investment.  Thereafter, Magoon LLC will receive some distributions under the promissory note and the Tail Interest (if any) until it has recouped its investment in MIL and TMG.  Thereafter, any distributions under the Tail Interest, if any, will be shared between us and Magoon LLC in accordance with the sharing formula set forth in the Amended and Restated Shareholder Agreement between ourselves and Magoon LLC.  Given the secured nature of the promissory note, we believe that we will recoup the full amount of our litigation costs and our investment in MIL from the proceeds of this settlement.

Note 14 – Noncontrolling Interest

Noncontrolling interest is composed of the following enterprises:

•	50% of membership interest in Angelika Film Centers LLC (“AFC LLC”) owned by a subsidiary of DNA, Inc.;

•	25% noncontrolling interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	33% noncontrolling interest in the Elsternwick Joint Venture owned by Champion Pictures Pty Ltd.;

•	15% incentive interest in certain property holding trusts established by LPP (see Note 2); and

•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, L.L.C.

The components of noncontrolling interest are as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
AFC LLC	$1,734	$1,529
Australian Country Cinemas	148	142
Elsternwick Unincorporated Joint Venture	106	114
LPP Property Trusts	168	117
Sutton Hill Properties	(138)	(85)
Noncontrolling interest in consolidated subsidiaries	$2,018	$1,817

	Three Months Ended March 31,
	2009	2008
AFC LLC	$205	$220
Australian Country Cinemas	28	38
Elsternwick Unincorporated Joint Venture	10	5
LPP Property Trusts	49	61
Sutton Hill Properties	(54)	19
Loss attributable to noncontrolling interest	$238	$343

A summary of the changes in controlling and noncontrolling stockholders’ equity are as follows (dollars in thousands):

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2009	$67,630	$1,817	$69,447
Net loss	(3,393)	238	(3,155)
Increase in additional paid in capital	217	--	217
Distributions to noncontrolling stockholders	--	(36)	(36)
Accumulated other comprehensive income	(2,281)	(1)	(2,282)
Equity at – March 31, 2009	$62,173	$2,018	$64,191

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2008	$121,362	$2,835	$124,197
Net loss	(226)	343	117
Increase in additional paid in capital	256	--	256
Distributions to noncontrolling stockholders	--	(159)	(159)
Accumulated other comprehensive income	5,583	23	5,606
Equity at – March 31, 2008	$126,975	$3,042	$130,017

Note 15 – Common Stock

During the 2009 Quarter, we issued 83,568 and 14,461 of Class A Nonvoting shares to Mr. James J. Cotter and to Mr. S. Craig Tompkins, respectively, associated with their prior years’ vested stock bonuses.

Note 16 – Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income (loss).  The following table sets forth our comprehensive income (loss) for the periods indicated (dollars in thousands):
	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(3,155)	$117
Foreign currency translation gain (loss)	(2,350)	5,511
Accrued pension	71	71
Unrealized gain (loss) on AFS securities	(2)	1
Comprehensive income (loss)	(5,436)	5,700
Comprehensive income attributable to noncontrolling interest	(238)	(343)
Comprehensive income (loss) attributable to Reading International, Inc.	$(5,674)	$5,357

Note 17 – Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at March 31, 2009:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$40,000,000	6.8540%	5.2075%	April 1, 2011
Interest rate swap	$33,404,000	5.8000%	4.4383%	December 31, 2011
Interest rate cap	$17,987,000	5.8000%	4.4383%	December 31, 2011

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), we marked our interest rate swap instruments to market on the unaudited condensed consolidated balance sheet resulting in a $243,000 increase to interest expense during the three months ended March 31, 2009, and a $61,000 decrease to interest expense during the three months ended March 31, 2008.  At March 31, 2009 and December 31, 2008, we have recorded the fair market value of our interest rate swaps of $1.7 million and $1.4 million, respectively, as an other long-term liability.  In accordance with SFAS 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 18 – Fair Value of Financial Instruments

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Investment in marketable securities	1	$2,326	$141	$2,326	$141
Investment in marketable securities in an inactive market	2	$--	$2,959	$--	$2,959
Interest rate swaps asset	2	$1,682	$1,439	$1,682	$1,439

We used the following methods and assumptions to estimate the fair values of the assets and liabilities in the table above:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data (were not used to value any of our assets).

Note 19 – Assets held for sale

In accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, we report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale under SFAS 144.  We included all results of these discontinued operations, less applicable income taxes, in a separate component of operations on the unaudited condensed consolidated statements of operations under the heading “discontinued operations.”  This treatment resulted in reclassifications of the 2008 financial statement amounts to conform to the 2009 presentation.

On September 16, 2008, we entered into a sale option agreement to sell our Auburn real estate property and cinema for $28.5 million (AUS$36.0 million).  The sale option agreement calls for an initial option payment of $948,000 (AUS$1.2 million), received on the agreement date, and four option installment payments of $316,000 (AUS$400,000), $265,000 (AUS$400,000), $265,000 (AUS$400,000), and $948,000 (AUS$1.2 million) payable over the subsequent 9 months.  The option comes to term on November 1, 2009 at which time the balance of $25.6 million (AUS$32.4 million) is due and payable.  At any time during the 13-month option, the buyer may decline to move further in the sale process resulting in a forfeiture of all previous option payments.  As of March 31, 2009, we have received the initial option payment and the first two of the scheduled option installment payments indicating that the purchaser is in compliance with the terms of the option.

The assets of the Auburn real estate and cinema are as follows:

	March 31, 2009	December 31, 2008
Assets
Land	$7,335	$7,395
Building	13,024	13,131
Equipment and fixtures	7,304	7,364
Less: Accumulated depreciation	(7,715)	(7,771)
Total assets held for sale	$19,948	$20,119

The 2009 and 2008 quarterly results for the Auburn real estate and cinema are as follows:

	Three Months Ended March 31,
	2009	2008
Revenue	$1,094	$1,549
Operating expense	870	1,250
Depreciation and amortization expense	--	225
Operating income	$224	$74

Note 20 – Subsequent Events

TPS Retirement of Debt

In January and February 2009, Reading reacquired approximately $22.9 million of the trust preferred securities in exchange for certain marketable securities.  On April 30, 2009, Reading extinguished $22.9 million of these trust preferred securities, which will result in a second quarter gain on extinguishment of debt of approximately $11.5 million.

Place 57 Distribution

On April 11, 2009, we received $1.2 million in association with our investment in the Place 57 joint venture representing a return of substantially all of our initial investment.

Manukau Land Purchase

On April 30, 2009, we entered into an agreement to purchase for $2.9 million (NZ$5.2 million) a property adjacent to our Manukau property.  The agreement is conditioned upon us getting regulatory approval and calls for a deposit of $147,000 (NZ$258,000) to be paid immediately which is returnable to us if we are unable to get regulatory approval, a second deposit to be made of $440,000 (NZ$773,000) upon regulatory approval, and the remaining balance to be paid on the settlement date of March 31, 2010.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

•	cinema exhibition, through our 58 multiplex theatres, and

•	real estate, including real estate development and the rental of retail, commercial and live theatre assets.

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

In addition, we may from time to time identify opportunities to expand our existing businesses and asset base, or to otherwise profit, through the acquisition of interests in other publicly traded companies, both in the United States and in the overseas jurisdictions in which we do business.  At March 31, 2009, our investments in the securities of other public companies aggregated $2.3 million, based on the closing price of such securities on that date.  We may also, in addition to our investments in various private cinema joint ventures, take positions in private companies.

At March 31, 2009, we owned and operated 52 cinemas with 427 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 4 cinemas with 32 screens and managed 2 cinemas with 9 screens.

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

Results of Operations

As previously stated, with the purchase of the Consolidated Entertainment cinemas in February 2008 and the addition of our newly opened Rouse Hill and Dandenong cinemas in Australia, at March 31, 2009, we owned and operated 52 cinemas with 427 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 4 cinemas with 32 screens and managed 2 cinemas with 9 screens.  Regarding real estate, we owned and operated during the period four ETRC’s that we have developed in Australia and New Zealand; owned the fee interests in four developed commercial properties in Manhattan and Chicago, all of which are improved with live theatres, which together comprise seven stages and, in two cases, ancillary retail and commercial space; owned the fee interests underlying one of our Manhattan cinemas and hold for development an additional seven parcels (aggregating approximately 123 acres) located principally in urbanized areas of Australia and New Zealand.  Two of these parcels, Burwood and Moonee Ponds, comprise approximately 54 acres, and are in areas designated by the provincial government of Victoria, Australia as “major principal activity centres.”  We are currently in the planning phases of their development.

Operating expense includes costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties.  Our year-to-year results of operation were principally impacted by the following:

•	the above mentioned acquisition on February 22, 2008 of 15 cinemas with 181 screens in Hawaii and California as part of the Consolidated Entertainment acquisition; and

•
the fluctuation in the value of the Australian and New Zealand dollars vis-à-vis the US dollar resulting in a general decrease in results of operations for our foreign operations for 2009 compared to 2008.

The tables below summarize the results of operations for each of our principal business segments for the three (“2009 Quarter”) months ended March 31, 2009 and the three (“2008 Quarter”) months ended March 31, 2008, respectively (dollars in thousands):

Three months ended March 31, 2009	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$42,773	$5,663	$(2,316)	$46,120
Operating expense	35,738	2,764	(2,316)	36,186
Depreciation & amortization	2,902	681	--	3,583
General & administrative expense	802	181	--	983
Segment operating income	$3,331	$2,037	$--	$5,368
Three months ended March 31, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$34,347	$5,524	$(1,389)	$38,482
Operating expense	28,116	1,848	(1,389)	28,575
Depreciation & amortization	2,594	885	--	3,479
General & administrative expense	770	247	--	1,017
Segment operating income	$2,867	$2,544	$--	$5,411

Reconciliation to net loss attributable to Reading International, Inc. shareholders:	2009 Quarter	2008 Quarter
Total segment operating income	$5,368	$5,411
Non-segment:
Depreciation and amortization expense	254	178
General and administrative expense	3,452	3,671
Operating income	1,662	1,562
Interest expense, net	(4,390)	(2,838)
Other income (expense)	(795)	1,377
Income from discontinued operation	224	74
Income tax expense	(351)	(417)
Equity earnings of unconsolidated joint ventures and entities	495	359
Net income (loss)	(3,155)	117
Net income attributable to noncontrolling interest	(238)	(343)
Net loss attributable to Reading International, Inc. common shareholders	$(3,393)	$(226)

Cinema

Included in the cinema segment above is revenue and expense from the operations of 52 cinema complexes with 427 screens during the 2009 Quarter and 49 cinema complexes with 404 screens during the 2008 Quarter.  These numbers include the results of the Consolidated Entertainment acquisition for 39 days during the 2008 Quarter.  The following tables detail our cinema segment operating results for the three months ended March 31, 2009 and 2008, respectively (dollars in thousands):

Three Months Ended March 31, 2009	United States	Australia	New Zealand	Total
Admissions revenue	$17,855	$9,930	$2,514	$30,299
Concessions revenue	6,949	3,173	686	10,808
Advertising and other revenues	1,051	453	162	1,666
Total revenues	25,855	13,556	3,362	42,773

Cinema costs	20,922	10,239	2,623	33,784
Concession costs	1,090	693	171	1,954
Total operating expense	22,012	10,932	2,794	35,738

Depreciation and amortization	2,074	534	294	2,902
General & administrative expense	638	164	--	802
Segment operating income	$1,131	$1,926	$274	$3,331

Three Months Ended March 31, 2008	United States	Australia	New Zealand	Total
Admissions revenue	$9,383	$11,651	$3,977	$25,011
Concessions revenue	3,201	3,693	1,144	8,038
Advertising and other revenues	578	506	214	1,298
Total revenues	13,162	15,850	5,335	34,347

Cinema costs	10,414	11,807	4,172	26,393
Concession costs	644	797	282	1,723
Total operating expense	11,058	12,604	4,454	28,116

Depreciation and amortization	1,443	687	464	2,594
General & administrative expense	538	226	6	770
Segment operating income	$123	$2,333	$411	$2,867

•
Cinema revenue increased for the 2009 Quarter by $8.4 million or 24.5% compared to the same period in 2008.  The 2009 Quarter increase was primarily a result of $12.0 million of revenue from our newly acquired Consolidated Entertainment cinemas offset by decreased results from our Australia and New Zealand operations primarily due to the impact of foreign exchange rates (see below) including $3.2 million from admissions and $1.1 million from concessions and other revenues.

•
Operating expense increased for the 2009 Quarter by $7.6 million or 27.1% compared to the same period in 2008.  This increase followed the aforementioned increase in revenues.  Overall, our operating expenses as a ratio to gross revenue increased from 82% to 84% for the 2008 and 2009 Quarters, respectively.  This increase in cinema costs was driven by the US and primarily related to higher film rent expense associated with our newly acquired Consolidated Entertainment cinemas whose film product is primarily wide release films resulting in higher film rent cost compared to our predominately pre-acquisition art cinemas in the United States, which generally have lower film rent costs.

•
Depreciation and amortization expense increased for the 2009 Quarter by $308,000 or 11.9% compared to the same period in 2008 primarily related to our newly acquired Consolidated Entertainment cinemas.

•
General and administrative costs increased for the 2009 Quarter by $32,000 or 4.2% compared to the same period in 2008 primarily related to the purchase and operations of our newly acquired Consolidated Entertainment cinemas and legal matters associated with our cinema assets.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have decreased by 26.7% and 32.5%, respectively, since 2008, which had an impact on the individual components of our income statement.

•	Because of the above, cinema segment income increased for the 2009 Quarter by $464,000 compared to the same period in 2008.

Real Estate

The following tables detail our real estate segment operating results for the three months ended March 31, 2009 and 2008, respectively (dollars in thousands):

Three Months Ended March 31, 2009	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$911	$--	$--	$911
Property rental income	1,549	1,819	1,384	4,752
Total revenues	2,460	1,819	1,384	5,663

Live theatre costs	455	--	--	455
Property rental cost	1,378	616	315	2,309
Total operating expense	1,833	616	315	2,764

Depreciation and amortization	83	303	295	681
General & administrative expense	11	154	16	181
Segment operating income	$533	$746	$758	$2,037

Three Months Ended March 31, 2008	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$923	$--	$--	$923
Property rental income	513	2,081	2,007	4,601
Total revenues	1,436	2,081	2,007	5,524

Live theatre costs	534	--	--	534
Property rental cost	228	600	486	1,314
Total operating expense	762	600	486	1,848

Depreciation and amortization	89	411	385	885
General & administrative expense	12	212	23	247
Segment operating income	$573	$858	$1,113	$2,544

•
Real estate revenue increased for the 2009 Quarter by $139,000 or 2.5% compared to the same period in 2008.  Revenues increased in the U.S. primarily related to rental revenues from our newly acquired Consolidated Entertainment cinemas that have ancillary real estate associated with them.  This increase was offset by decreased real estate revenues from our Australia and New Zealand properties primarily due to the impact of foreign exchange rates (see below).

•
Operating expense for the real estate segment increased for the 2009 Quarter by $916,000 or 49.6% compared to the same period in 2008.  This increase in expense was primarily related to our newly acquired Consolidated Entertainment cinemas that have ancillary real estate coupled with increasing utility and other operating costs primarily in our US properties.

•	Depreciation expense for the real estate segment decreased by $204,000 or 23.1% for the 2009 Quarter compared to the same period in 2008.

•	General and administrative costs decreased for the 2009 Quarter by $66,000 or 26.7% compared to the same period in 2008 primarily due to the impact of foreign exchange rates (see below).

•	For our statement of operations, Australia and New Zealand quarterly average exchange rates have decreased by 26.7% and 32.5%, respectively, since 2008, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income decreased for the 2009 Quarter by $507,000 compared to the same period in 2008.

Corporate

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense decreased by $219,000 in the 2009 Quarter compared to the 2008 Quarter.  This decrease is primarily related to decreases in professional and outside services and lower travel costs in 2009 compared to the 2008 Quarter.  Travel costs were higher in the 2008 Quarter primarily related to our acquisition of the Consolidated Entertainment cinemas.

Net interest expense increased by $1.6 million for the 2009 Quarter compared to the 2008 Quarter primarily related to our discontinuing of capitalizing interest on our development properties, where development has been substantially curtailed.

Other expense was $795,000 for the 2009 Quarter compared to other income of $1.4 million for the 2008 Quarter.  The quarterly swing was primarily related to a realized loss in marketable securities of $746,000 during the 2009 Quarter and to one-time settlements on our Burstone litigation and credit card dispute in 2008 that were not repeated in 2009.

Equity earnings of unconsolidated joint ventures and entities increased by approximately $136,000 for the 2009 Quarter compared to the same period last year primarily related to $304,000 of earnings from our Place 57 investment for the sale of its retail condominium in February 2009 offset by lower cinema earnings from our Mt. Gravatt and Rialto Distribution investments coupled with the sale of our Botany Cinema investment in June 2008 for which we had earnings in 2008 but not repeated in 2009.

Net Loss Attributable to Reading International, Inc. Common Shareholders

During 2009, we recorded net loss of $3.4 million for the 2009 Quarter compared to a net loss of $226,000 for the 2008 Quarter.  As noted above, the larger loss is primarily related to increased interest and a one time other income in the 2008 Quarter not repeated in 2009.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at March 31, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$914	$16,244	$73,162	$15,722	$60,368	$4,763
Notes payable to related parties	--	14,000	--	--	--	--
Subordinated notes	--	--	--	--	--	51,547
Pension liability	4	11	17	23	29	2,477
Lease obligations	18,607	24,441	23,884	22,572	20,395	82,197
Estimated interest on long-term debt	10,824	14,194	14,872	7,960	3,653	37,336
Total	$30,349	$68,890	$111,935	$46,277	$84,445	$178,320

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $14.6 million as of March 31, 2009.  We do not expect a significant tax payment related to these obligations within the 12 months.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $772,000 and $785,000 as of March 31, 2009 and December 31, 2008.  Our share of unconsolidated debt, based on our ownership percentage, was $257,000 and $261,000 as of March 31, 2009 and December 31, 2008.  This debt is without recourse to Reading as of March 31, 2009 and December 31, 2008.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Currency Risk

A significant portion of our business is conducted in Australia and New Zealand, and as such, we are subject to currency risk.  Set forth below is a chart indicating the various exchange rates at certain points in time for the Australian and New Zealand Dollar vis-à-vis the US Dollar over the past 20 years.

We do not engage in currency hedging activities.  Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis.  Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, the majority of our expenses in Australia and New Zealand have been procured in local currencies.  Due to the developing nature of our operations in Australia and New Zealand and our historic practice of funding our asset growth through local borrowings, our revenues are not yet significantly greater than our operating expenses and interest charges in these countries.  The resulting natural operating hedge has led, historically, to a negligible foreign currency effect on our net earnings.  However, with the reductions in our New Zealand and Australia debt as a result of the application of the proceeds of the US subordinated debt placement in the first quarter of 2007, we have virtually eliminated all interest expense in New Zealand and reduced our borrowings in Australia while increasing the interest payments which must be made in US Dollars, which will likely increase the impact of currency fluctuations on our net earnings.  Also as a result of our decision to use US debt to pay off certain New Zealand debt and to reduce our Australian debt, foreign currency will likely have a more significant effect on the value of our assets and liabilities than during periods when we had a closer matching of our overseas assets and liabilities, with fluctuations noted in other comprehensive income.  This situation has been somewhat offset by our use of New Zealand borrowing of $6.8 million (NZ$11.8 million) to repurchase our trust preferred securities at a 50% discount.  As we continue to progress with our acquisition and development activities in Australia and New Zealand, the effect of variations in currency values will likely increase.  Continued strengthening of the US Dollar vis-à-vis the Australian and New Zealand Dollar will continue to adversely impact both our net income and our net asset value.  In the mean time, we continue to monitor the situation, including without limitation the impact of these currency declines on our various debt covenants.

Liquidity and Capital Resources

Our ability to generate sufficient cash flows from operating activities in order to meet our obligations and commitments drives our liquidity position.  This is further affected by our ability to obtain adequate, reasonable financing and/or to convert non-performing or non-strategic assets into cash.

Currently, our liquidity needs arise mainly from:

•	working capital requirements; and

•	debt servicing requirements.

Operating Activities

Cash used in operations was $730,000 in the 2009 Quarter compared to $9.1 million provided by operations for the 2008 Quarter.  The decrease in cash provided by operations of $9.8 million is due primarily to:

•	increased cinema operational cash flow primarily from our domestic acquisition operations;

offset by

•
$3.2 million of cash used in operating assets and liabilities for 2009 compared to $4.6 million of cash provided by operating assets and liabilities for 2008.  The cash provided by operating assets and liabilities in 2008 was primarily associated with the timing of cash receipts compared to cash payments for our newly acquired U.S. cinemas.

Investing Activities

Cash used in investing activities for the 2009 Quarter decreased by $42.7 million to $12.6 million from $55.3 million compared to the same period in 2008.  The $12.6 million cash used for the 2009 Quarter was primarily related to:

•	$1.8 million in property enhancements to our existing properties; and

•	$11.5 million to purchase marketable securities to exchange for our Reading International Trust I securities;

offset by

•	$433,000 of change in restricted cash; and

•	$265,000 receipt of an option payment for the Auburn property.

The $55.3 million cash used for the 2008 Quarter was primarily related to:

•	$49.2 million to purchase the assets of the Consolidated Cinemas circuit;

•	$2.5 million to purchase real estate assets acquired through LPP; and

•	$5.2 million in property enhancements to our existing properties;

offset by

•	$2.0 million of deposit returned upon acquisition of the Consolidated Cinema circuit.

Financing Activities

Cash used in financing activities for the 2009 Quarter was $1.9 million compared to $55.4 million of cash provided by financing activities for the same period in 2008 resulting in a decrease of $57.3 million.  The $1.9 million in cash used in the 2009 Quarter was primarily related to:

•	$1.2 million of borrowing on our Australia credit facilities;

offset by

•	$3.1 million of loan repayments.

The $55.4 million in cash provided in the 2008 Quarter was primarily related to:

•	$48.0 million of net proceeds from our new GE Capital Term Loan used to finance the Consolidated Entertainment transaction;

•	$6.6 million of net proceeds from our new Liberty Theatres loan; and

•	$1.1 million of borrowing on our Australia credit facilities;

offset by

•	$159,000 in distributions to noncontrolling interests.

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

These critical accounting policies are fully discussed in our 2008 Annual Report and you are advised to refer to that discussion.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), we marked our interest rate swap instruments to market on the unaudited condensed consolidated balance sheet resulting in a $243,000 increase to interest expense during the three months ended March 31, 2009, and a $61,000 decrease to interest expense during the three months ended March 31, 2008.  At March 31, 2009 and December 31, 2008, we have recorded the fair market value of our interest rate swaps of $1.7 million and $1.4 million, respectively, as an other long-term liability.  In accordance with SFAS 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

Where we are the defendants, we accrue for probable damages, which may not be covered by insurance, as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  There have been no material changes to our litigation exposure since our Company’s 2008 Annual Report.

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

At March 31, 2009, approximately 42% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $8.0 million in cash and cash equivalents.  At December 31, 2008, approximately 44% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $19.6 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense.  The resulting natural operating hedge has led to a somewhat negligible foreign currency effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was $5.5 million for the three months ended March 31, 2009.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes described below, approximately 44% and 71% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $6.6 million and $4.2 million, respectively, and the change in our quarterly net income would be $17,000 and $58,000, respectively.  At the present time, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of March 31, 2009 and December 31, 2008, we have recorded a cumulative unrealized foreign currency translation gain of approximately $6.7 million and $8.8 million, respectively.

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

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase or decrease in short-term interest rates would have resulted in approximately $286,000 increase or decrease in our 2009 Quarter Australian and New Zealand interest expense.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 - Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 2 – Stock-Based and Equity Compensation, above.

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

READING INTERNATIONAL, INC.

Date:	May 14, 2009	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	May 14, 2009	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer