Form 10-Q
period 2009-06-30
READING INTERNATIONAL INC
filed 2009-08-07
CIK 716634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission file number 1-8625
READING INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	95-3885184 (IRS Employer Identification No.)

500 Citadel Drive, Suite 300 Commerce, CA (Address of principal executive offices)	90040 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 7, 2009, there were 21,089,901 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART I – Financial Information

Item 1 – Financial Statements
Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$21,199	$30,874
Receivables	6,891	7,868
Inventory	700	797
Investment in marketable securities	1,324	3,100
Restricted cash	855	1,656
Prepaid and other current assets	2,821	2,324
Total current assets	33,790	46,619
Property held for and under development	82,708	69,016
Property & equipment, net	181,090	173,662
Investments in unconsolidated joint ventures and entities	11,701	11,643
Investment in Reading International Trust I	838	1,547
Goodwill	36,004	34,964
Intangible assets, net	23,901	25,118
Other assets	8,984	9,301
Total assets	$379,016	$371,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$12,483	$13,170
Film rent payable	6,437	7,315
Notes payable – current portion	13,809	1,347
Taxes payable	6,348	6,425
Deferred current revenue	4,730	5,645
Other current liabilities	149	201
Total current liabilities	43,956	34,103
Notes payable – long-term portion	169,089	172,268
Notes payable to related party – long-term portion	14,000	14,000
Subordinated debt – trust preferred securities	27,913	51,547
Noncurrent tax liabilities	6,603	6,347
Deferred non-current revenue	588	554
Other liabilities	23,037	23,604
Total liabilities	285,186	302,423
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,661,806 issued and 21,084,582 outstanding at June 30, 2009 and 35,564,339 issued and 20,987,115 outstanding at December 31, 2008	216	216
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at June 30, 2009 and at December 31, 2008	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares	--	--
Additional paid-in capital	134,237	133,906
Accumulated deficit	(62,981)	(69,477)
Treasury shares	(4,306)	(4,306)
Accumulated other comprehensive income	24,865	7,276
Total Reading International, Inc. stockholders’ equity	92,046	67,630
Noncontrolling interest	1,784	1,817
Total stockholders’ equity	93,830	69,447
Total liabilities and stockholders’ equity	$379,016	$371,870

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Cinema	$51,215	$49,488	$94,651	$84,831
Real estate	3,207	4,263	6,849	8,647
	54,422	53,751	101,500	93,478
Operating expense
Cinema	39,095	41,780	73,055	69,185
Real estate	2,680	2,296	5,633	4,410
Depreciation and amortization	3,324	5,528	7,168	9,411
Loss on transfer of real estate held for sale to continuing operations	549	--	549	--
General and administrative	4,233	4,909	8,668	9,597
	49,881	54,513	95,073	92,603

Operating income (loss)	4,541	(762)	6,427	875

Interest income	219	365	737	603
Interest expense	(3,090)	(3,404)	(7,998)	(6,479)
Gain on retirement of subordinated debt (trust preferred securities)	10,714	--	10,714	--
Other income (loss)	(1,921)	1,671	(2,716)	3,045
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	10,463	(2,130)	7,164	(1,956)
Income tax expense	(647)	(407)	(999)	(824)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	9,816	(2,537)	6,165	(2,780)
Equity earnings of unconsolidated joint ventures and entities	164	189	659	547
Gain on sale of investment in an unconsolidated entity	--	2,450	--	2,450
Net income	$9,980	$102	$6,824	$217
Net (income) loss attributable to noncontrolling interest	(90)	182	(328)	(161)
Net income attributable to Reading International, Inc. common shareholders	$9,890	$284	$6,496	$56

Basic and diluted earnings per share attributable to Reading International, Inc. common shareholders	$0.44	$0.01	$0.29	$0.00
Weighted average number of shares outstanding – basic	22,653,050	22,476,355	22,616,193	22,476,355
Weighted average number of shares outstanding – dilutive	22,687,273	22,763,826	22,650,415	22,763,826

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities
Net income	$6,824	$217
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss recognized on foreign currency transactions	2,248	(447)
Equity earnings of unconsolidated joint ventures and entities	(659)	(547)
Distributions of earnings from unconsolidated joint ventures and entities	412	507
Other-than-temporary loss on marketable securities	2,093	1
Gain on retirement of subordinated debt (trust preferred securities)	(10,714)	--
Gain on option termination	(1,530)	--
Loss on transfer of real estate held for sale to continuing operations	549
Gain on sale of investment in an unconsolidated joint venture	--	(2,450)
Gain on insurance settlement	--	(910)
Depreciation and amortization	7,168	9,411
Amortization of prior service costs	142	143
Amortization of above and below market leases	431	378
Amortization of deferred financing costs	417	227
Amortization of straight-line rent	721	691
Stock based compensation expense	331	516
Changes in operating assets and liabilities:
(Increase) decrease in receivables	1,416	(1,177)
(Increase) decrease in prepaid and other assets	(670)	252
Increase (decrease) in accounts payable and accrued expenses	(1,105)	1,614
Increase (decrease) in film rent payable	(1,234)	3,032
Increase (decrease) in deferred revenues and other liabilities	(654)	823
Net cash provided by operating activities	6,186	12,281
Investing activities
Acquisitions	--	(51,746)
Acquisition deposit (paid) returned	(147)	2,000
Purchases of and additions to property and equipment	(3,043)	(12,067)
Change in restricted cash	801	--
Purchase of marketable securities	(11,463)	--
Investments in unconsolidated joint ventures and entities	--	(460)
Distributions of investment in unconsolidated joint ventures and entities	1,277	198
Option proceeds	284	--
Proceeds from the sale of an unconsolidated joint venture	--	3,340
Proceeds from insurance settlement	--	910
Net cash used in investing activities	(12,291)	(57,825)
Financing activities
Repayment of long-term borrowings	(5,468)	(5,416)
Proceeds from borrowings	1,453	59,659
Capitalized borrowing costs	--	(2,498)
Noncontrolling interest contributions	50	75
Noncontrolling interest distributions	(489)	(761)
Net cash provided by (used in) financing activities	(4,454)	51,059
Effect of exchange rate changes on cash and cash equivalents	884	455

Increase (decrease) in cash and cash equivalents	(9,675)	5,970
Cash and cash equivalents at beginning of period	30,874	20,782

Cash and cash equivalents at end of period	$21,199	$26,752

Supplemental Disclosures
Interest paid	$7,753	$8,008
Income taxes paid	$254	$161
Non-cash transactions
Exchange of marketable securities for Reading International Trust I securities	$(11,463)	$--
Retirement of subordinated debt (trust preferred securities)	$(23,634)	$--
Retirement of Reading International Trust I securities	$11,463	$--
Retirement of investment in Reading International Trust I securities	$709	$--
Note payable due to Seller issued for acquisition	$--	$14,750

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2009

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  There have been no material changes in the information disclosed in the notes to the condensed consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”).  The financial information presented in this quarterly report on Form 10-Q for the period ended June 30, 2009 (the “June Report”) should be read in conjunction with our 2008 Annual Report which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2009 Quarter”) and six (“2009 Six Months”) months ended June 30, 2009 and the three (“2008 Quarter”) and six (“2008 Six Months”) months ended June 30, 2008.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows as of and for the three months and six months ended June 30, 2009 and 2008 have been made.  The results of operations for the three months and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results of operations to be expected for the entire year.  We have evaluated subsequent events for recognition or disclosure through August 7, 2009, which was the date we filed this Form 10-Q with the SEC.

Marketable Securities

We had investments in marketable securities of $1.3 million and $3.1 million at June 30, 2009 and December 31, 2008, respectively.  These investments are accounted for as available for sale investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FSP FAS 115-2/124-2 Recognition and Presentation of Other-Than-Temporary Impairments.  In accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, assessments of potential impairment for these investments are performed for each applicable reporting period.  During the three and six months ended June 30, 2009, we recorded other-than-temporary losses of $1.3 million and $2.1 million, respectively, and during the three and six months ended June 30, 2008, we recorded losses of $1,000 on certain marketable securities.  Additionally, these investments have a cumulative unrealized loss of $2,000 included in accumulated other comprehensive income at June 30, 2009.  For the three months and six months ended June 30, 2009 our net unrealized gain on marketable securities was

$3,000 and $1,000, respectively.  For the three and six months ended June 30, 2008, our net unrealized gain on marketable securities was $3,000 and $4,000, respectively.

Included in the second quarter of 2009 other-than-temporary impairment loss of $1.3 million is an out-of-period adjustment in connection with the recording of additional other-than-temporary loss on marketable securities.  The adjustment decreased investment in marketable securities and increased other loss by approximately $900,000 in the second quarter of 2009, which decreased net income by the same amount in the second quarter of 2009.  Had the amount been reflected during the first quarter of 2009, in the period in which it arose, other loss would have increased by $900,000 and net loss would have increased by the same amount during that period.  Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of APB 28, paragraph 29, and SAB Nos. 99 and 108, we believe this correcting adjustment was not material to our estimated full year results for 2009.  In addition, we do not believe the correcting adjustment is material to the amounts reported in the previous quarter.

Other Income/Loss

For the three and six months ended June 30, 2009, we recorded other losses of $1.9 million and $2.7 million, respectively, compared to an other income of $1.7 million and $3.0 million for the same periods in 2008.  For the three months ended June 30, 2009, the $1.9 million other loss included a $2.2 million loss on foreign currency translation, a $1.3 million other-than-temporary loss on marketable securities, and a $1.5 million gain on a property option termination.  The six months ended June 30, 2009 included the aforementioned items noted for the second quarter of 2009 plus an additional $746,000 other-than-temporary loss on marketable securities.  For the three months ended June 30, 2008, other income of $1.7 million was primarily related to a gain on foreign currency translation of $447,000, a $314,000 receipt related to our Burstone litigation and $910,000 of insurance proceeds related to damage caused by Hurricane George in 1998 to one of our previously owned cinemas in Puerto Rico.  The six months ended June 30, 2009 included the aforementioned items noted for the second quarter of 2008 plus settlements on our Burstone litigation of $836,000 and credit card dispute of $385,000.

Deferred Leasing Costs

Direct costs incurred in connection with obtaining tenants are amortized over the respective term of the lease on a straight-line basis.

Deferred Financing Costs

Direct costs incurred in connection with financing are amortized over the respective term of the loan using the effective interest method or straight-line method if the result is not materially different.  In addition, interest on loans with increasing interest rates and scheduled principal pre-payments is also recognized using the effective interest method.

Correction of Error

Subsequent to the issuance of the 2008 consolidated financial statements, we discovered that there was an error in the 2008 fixed asset impairment analysis related to certain cinema assets held in New Zealand.  As a result of the error, impairment expense and accumulated other comprehensive income for the year ended December 31, 2008 were overstated by $1.7 million and $66,000, respectively, and property and equipment was understated by $1.8 million.  We concluded that the error is not material to the 2008 consolidated financial statements and that the errors will be corrected with the next filing of our annual financial statements.  As a result of this correction, the net loss for the year ended December 31, 2008 was reduced from $18.5 million to $16.8 million and the property and equipment balance as of December 31, 2008 was increased from $171.9 million to $173.7 million.  The unaudited condensed consolidated balance sheet as of December 31, 2008, included in this Form 10-Q reflects this correction as an increase in property and equipment as noted above and a corresponding decrease in accumulated deficit from $71.2 million to $69.5 million.

Accounting Pronouncements Adopted During 2009

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

The effect of the reclassification of the non-controlling interest on our prior year’s income statement related to the adoption of SFAS 160 is a decrease in the net income and an increase in loss before equity earnings of unconsolidated joint ventures and entities of $182,000 for the three months ended June 30, 2008 and an increase in net income and a decrease in the loss before equity earnings of unconsolidated joint ventures and entities of $161,000 for the six months ended June 30, 2008.

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

The adoption of SFAS 141(R) had a minimal effect on the Company’s unaudited condensed consolidated financial statements, results of operations, or cash flows for the three and six months ended June 30, 2009.  The Company anticipates that the adoption of SFAS 141(R) could have an impact on the cost allocation of future acquisitions and will require the Company to expense acquisition costs for future property acquisitions.  While the Company believes the impact of the adoption of SFAS 141(R) will not be material to the Company in the future based on recent historical acquisition activity, the impact will ultimately depend on future property acquisitions.

FSP FAS 157-4

Effective April 1, 2009, the Company adopted the provisions of FASB Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms what SFAS 157 states, which is that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The adoption of FSP SFAS 157-4 did not have a material effect on the Company’s financial statements.

FSP FAS 107-1 and APB 28-1

Effective April 1, 2009, the Company adopted the provisions of FASB Staff Position SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1” and “APB 28-1”). FSP SFAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  Prior to the issuance of FSP SFAS 107-1, fair values for these assets and liabilities were only disclosed once a year. FSP SFAS 107-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP SFAS 107-1 and APB 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP SFAS 107-1 and APB 28-1 require comparative disclosures only for periods ending subsequent to initial adoption. The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material effect on the Company’s financial statements (see Note 18 – Fair Value of Financial Instruments).

SFAS 165

Effective for the second quarter of 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements.  SFAS 165 also requires disclosure of the date through which subsequent events are evaluated by management (see Note 1 – Basis of Presentation).  The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

New Accounting Pronouncements

During the first six months of 2009, the Financial Accounting Standards Board (“FASB”) issued the following Final Staff Positions (“FSPs”) and Statements of Financial Accounting Standards (“SFASs”) that were relevant to our company:

SFAS 167

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) which amends the guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary, and eliminates the scope exception for qualifying special-purpose entities.  SFAS 167 will be effective for our first quarter 2010.  We are currently assessing the impact, if any, of SFAS 167 on our consolidated financial statements.

FSP SFAS 141(R)-1

In April 2009, the FASB issued FASB Staff Position SFAS 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" (“FSP SFAS 141(R)-1”).  FSP SFAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on the accounting for contingencies in a business combination.  FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations acquired on or after January 1, 2009.  The adoption of FSP SFAS 141(R)-1 did not have any impact on the Company’s financial statements.

 FSP SFAS 115-2 and SFAS 124-2

In April 2009, the FASB issued FSP SFAS 115-2 and FSP SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2 and SFAS 124-2”).  FSP SFAS 115-2 and SFAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings, as well as expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  FSP SFAS 115-2 and SFAS 124-2 is effective for fiscal years, and interim periods within those fiscal years, ending after June 15, 2009.  The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have any impact on the Company’s financial statements.

Note 2 –Equity and Stock Based Compensation

Equity Compensation

Landplan Property Partners, Pty Ltd

As more fully described in our 2008 Annual Report, we have granted the President of Landplan Property Partners, Pty Ltd (“LPP”), Mr. Doug Osborne, as incentive compensation, a subordinated carried interest in certain property trusts, owned by LPP or its affiliates and formed to acquire and hold LPP’s real property investments.  The estimated value of Mr. Osborne’s incentive interest of $203,000 at June 30, 2009 is included in the noncontrolling interest in these property trusts at June 30, 2009 (see Note 14 – Noncontrolling Interest).  During the three and six months ended June 30, 2009, we expensed $5,000 and $55,000, respectively, and during the three and six months ended June 30, 2008, we expensed $30,000 and $91,000, respectively, associated with Mr. Osborne’s interests.  At June 30, 2009, the total unrecognized compensation expense related to the LPP equity awards was $175,000, which is expected to be recognized over the remaining weighted average period of approximately 21 months.  No amounts, however, will be payable unless the properties held by the property trusts, on a consolidated basis, provide returns on capital in excess of 11%, compounded annually.

Stock Based Compensation

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2008.  This stock grant has a vesting period of two years and stock grant price of $9.70.

On February 11, 2009 and 2008, $100,000 and $50,000, respectively, of restricted Class A Non-Voting Common Stock vested related to prior year grants.  At June 30, 2009, 16,742 shares related to vested restricted shares had yet to be issued.  For the three and six months ended June 30, 2009, we recorded compensation expense of $56,000 and $113,000, respectively, and, for the three and six months ended June 30, 2008, we recorded compensation expense of $100,000 and $196,000, respectively, related to the vesting of all our restricted stock grants.

The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Fair Value at Grant Date
Outstanding – December 31, 2008	33,621	$574
Vested	(10,948)	$(150)
Outstanding – June 30, 2009	22,673	$424

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123(R)”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended June 30, 2009 and 2008, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

Based on prior years’ assumptions for options which have been granted and in accordance with the SFAS 123(R) modified prospective method, we recorded $58,000 and $218,000, respectively, in compensation expense for the total estimated grant date fair value of stock options that vested during the three and six months ended June 30, 2009, respectively.  We also recorded $160,000 and $320,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the three and six months ended June 30, 2008, respectively.  At June 30, 2009, the total unrecognized estimated compensation cost related to non-vested stock options granted was $17,000, which is expected to be recognized over a weighted average vesting period of 1.8 years.  No options were exercised during the three or six months ended June 30, 2009 and 2008; therefore, no cash was received and no value was realized from the exercise of options during those periods.  During the three and six months ended June 30, 2009, 120,625 options vested having a current intrinsic value of $0 for the period as all the options were “out-of-the-money” at June 30, 2009.  During the three and six months ended June 30, 2008, 120,625 options vested having a current intrinsic value of $0 for the period as all the options were “out-of-the-money” at June 30,

2008.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at June 30, 2009 was $366,000 of which 100% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of June 30, 2009 and December 31, 2008:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2008	577,850	185,100	$5.60	$9.90	477,850	35,100	$4.72	$8.47
No activity during the period	--	--	$--	$--
Outstanding- December 31, 2008	577,850	185,100	$5.60	$9.90	525,350	110,100	$5.19	$9.67
Expired options	--	(35,100)	$--	$8.47
Outstanding-June 30, 2009	577,850	150,000	$5.60	$10.24	570,975	150,000	$5.57	$10.24

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at June 30, 2009 and December 31, 2008 was approximately 4.98 and 5.22 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at June 30, 2009 and December 31, 2008 was approximately 4.96 and 4.61 years, respectively.

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

The tables below summarize the results of operations for each of our principal business segments for the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties (dollars in thousands):

Three months ended June 30, 2009	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$51,215	$5,432	$(2,225)	$54,422
Operating expense	41,320	2,680	(2,225)	41,775
Depreciation & amortization	2,576	754	--	3,330
Loss on transfer of real estate held for sale to Continuing Operations	--	549	--	549
General & administrative expense	765	189	--	954
Segment operating income	$6,554	$1,260	$--	$7,814
Three months ended June 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$49,488	$5,813	$(1,550)	$53,751
Operating expense	43,330	2,296	(1,550)	44,076
Depreciation & amortization	4,060	1,287	--	5,347
General & administrative expense	1,129	432	--	1,561
Segment operating income	$969	$1,798	$--	$2,767

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2009 Quarter	2008 Quarter
Total segment operating income	$7,814	$2,767
Non-segment:
Depreciation and amortization expense	(6)	181
General and administrative expense	3,279	3,348
Operating income (loss)	4,541	(762)
Interest expense, net	(2,871)	(3,039)
Gain on retirement of subordinated debt (trust preferred securities)	10,714	--
Other income (loss)	(1,921)	1,671
Income tax expense	(647)	(407)
Equity earnings of unconsolidated joint ventures and entities	164	189
Gain on sale of investment in an unconsolidated entity	--	2,450
Net income	9,980	102
Net (income) loss attributable to the noncontrolling interest	(90)	182
Net income attributable to Reading International, Inc. common shareholders	$9,890	$284

Six months ended June 30, 2009	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$94,651	$11,390	$(4,541)	$101,500
Operating expense	77,596	5,633	(4,541)	78,688
Depreciation & amortization	5,485	1,435	--	6,920
Loss on transfer of real estate held for sale to Continuing Operations	--	549	--	549
General & administrative expense	1,567	370	--	1,937
Segment operating income	$10,003	$3,403	$--	$13,406

Six months ended June 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$84,831	$11,763	$(3,116)	$93,478
Operating expense	72,301	4,410	(3,116)	73,595
Depreciation & amortization	6,669	2,382	--	9,051
General & administrative expense	1,898	598	--	2,496
Segment operating income	$3,963	$4,373	$--	$8,336

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2009 Six Months	2008 Six Months
Total segment operating income	$13,406	$8,336
Non-segment:
Depreciation and amortization expense	248	360
General and administrative expense	6,731	7,101
Operating income	6,427	875
Interest expense, net	(7,261)	(5,876)
Gain on retirement of subordinated debt (trust preferred securities)	10,714	--
Other income (loss)	(2,716)	3,045
Income tax expense	(999)	(824)
Equity earnings of unconsolidated joint ventures and entities	659	547
Gain on sale of investment in an unconsolidated entity	--	2,450
Net income	6,824	217
Net income attributable to the noncontrolling interest	(328)	(161)
Net income attributable to Reading International, Inc. common shareholders	$6,496	$56

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of June 30, 2009 and December 31, 2008:

	US Dollar
	June 30, 2009	December 31, 2008
Australian Dollar	$0.8055	$0.6983
New Zealand Dollar	$0.6447	$0.5815

Note 5 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing the net income (loss) to common stockholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued.  Stock options and non-vested stock awards give rise to potentially dilutive common shares.  In accordance with SFAS No. 128, Earnings Per Share, these shares are included in the dilutive earnings per share calculation under the treasury stock method.  As noted in the table below, due to the small difference between the basic and dilutive weighted average common shares, the basic and dilutive earnings per share are the same for the 2009 Quarter, the 2008 Quarter, the 2009 Six Months, and the 2008 Six Months.  The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to Reading International, Inc. common shareholders	$9,890	$284	$6,496	$56

Basic and diluted earnings per share attributable to Reading International, Inc. common share holders	$0.44	$0.01	$0.29	$0.00
Weighted average common stock – basic	22,653,050	22,476,355	22,616,193	22,476,355
Weighted average common stock – dilutive	22,687,273	22,763,826	22,650,415	22,763,826

For the three and six months ended June 30, 2009 and for the three and six months ended June 30, 2008, the exercisable, out-of-the-money options excluded from the computation of diluted earnings per share were 686,753 and 358,898, respectively, because they were anti-dilutive.

Note 6 – Property Held For and Under Development and Property and Equipment

As of June 30, 2009 and December 31, 2008, we owned property held for and under development summarized as follows (dollars in thousands):

Property Held For and Under Development	June 30, 2009	December 31, 2008
Land	$44,626	$37,383
Construction-in-progress (including capitalized interest)	38,082	31,633
Property held for and under development	$82,708	$69,016

We recorded capitalized interest related to our properties under development for the three months ended June 30, 2008 of $1.7 million and for the six months ended June 30, 2009 and 2008 of $136,000 and $3.1 million, respectively.  We have curtailed the development activities of our properties under development and not currently capitalizing interest expense.  Therefore, we did not capitalize any interest during the three months ended June 30, 2009.

During the second quarter of 2009, we completed the construction of the building on our Indooroopilly property.  We are currently in the process of negotiating the lease of this property.  Until the property is leased and considered substantially complete, it will remain Property Held For and Under Development.

As of June 30, 2009 and December 31, 2008, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	June 30, 2009	December 31, 2008
Land	$57,185	$55,865
Building	101,799	90,791
Leasehold interests	32,553	32,198
Construction-in-progress	1,401	487
Fixtures and equipment	76,935	67,965
	269,873	247,306
Less: accumulated depreciation	(88,783)	(73,644)
Property and equipment, net	$181,090	$173,662

Depreciation expense for property and equipment was $2.6 million and $4.7 million for the three months ended June 30, 2009 and 2008, respectively, and $5.8 million and $8.2 million for the six months ended June 30, 2009 and 2008, respectively.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Except as noted below regarding our investment in Malulani Investments, Limited ("MIL"), investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, and, as of June 30, 2009 and December 31, 2008, include the following (dollars in thousands):

	Interest	June 30, 2009	December 31, 2008
Malulani Investments, Limited	18.4%	$1,800	$1,800
Rialto Distribution	33.3%	789	896
Rialto Cinemas	50.0%	4,171	3,763
205-209 East 57th Street Associates, LLC	25.0%	358	1,216
Mt. Gravatt Cinema	33.3%	4,583	3,968
Total investments		$11,701	$11,643

For the three and six months ended June 30, 2009 and 2008, we recorded our share of equity earnings (loss) from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Malulani Investments, Limited	$--	$--	$--	$--
Rialto Distribution	(60)	115	(150)	172
Rialto Cinemas	19	(47)	106	(14)
205-209 East 57th Street Associates, LLC	--	--	304	--
Mt. Gravatt Cinema	205	192	399	457
Berkeley Cinema – Botany	--	1	--	88
Other investments	--	(72)	--	(156)
Total equity earnings	$164	$189	$659	$547

Malulani Investments, Limited

We continue to treat this investment on a cost basis by recognizing earnings as they are distributed to us.  In December 2006, we commenced a lawsuit against certain officers and directors of MIL alleging various direct and derivative claims for breach of fiduciary duty and waste and seeking, among other things, access to various company books and records.  As certain of these claims were brought derivatively, MIL was also named as a defendant in that litigation.  On July 2, 2009, we and Magoon Acquisition and Development, LLC (“Magoon LLC”) entered into a settlement agreement (the “Settlement Terms”) with respect to this lawsuit.  Under the Settlement Terms, we and Magoon LLC will receive $2.5 million in cash, a $6.75 million three-year 6.25% secured promissory note (issued by The Malulani Group (“TMG”)), and a ten year “tail interest” in MIL and TMG which allows us, in effect, to participate in certain distributions made or received by MIL, TMG and/or, in certain cases, the shareholders of TMG.  However, the tail interest continues only for a period of ten years and no assurances can be given that we will in fact receive any distributions with respect to this Tail Interest.  On July 2, 2009, the lawsuit was settled in accordance with the Settlement Terms.  See Note 21 – Subsequent Events.

Place 57 Retail Condominium Sale

The remaining retail condominium of our Place 57 joint venture was sold in February 2009 for approximately $4.0 million.  Based on the closing statements of the sale, our share of the sales proceeds was approximately $900,000 and earnings of $304,000.On April 11, 2009, we received $1.2 million relating to our investment in the Place 57 joint venture representing a return of substantially all of our initial investment.

Berkeley Cinemas

On June 6, 2008, we sold the Botany Downs Cinema to our joint venture partner for $3.3 million (NZ$4.3 million) resulting in a recognized gain on sale of investment in an unconsolidated entity of $2.4 million (NZ$3.1 million).

Note 8 – Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment review of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate that an asset may be impaired.  As of June 30, 2009 and December 31, 2008, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2008	$29,888	$5,076	$34,964
Change in goodwill due to a purchase price adjustment	(226)	--	(226)
Foreign currency translation adjustment	1,199	67	1,266
Balance at June 30, 2009	$30,861	$5,143	$36,004

We have intangible assets other than goodwill that are subject to amortization and are being amortized over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 20 years; our trade name using an accelerated amortization method over its estimated useful life of 50 years; and our option fee and other intangible assets over 10 years.  For the three months ended June 30, 2009 and 2008, amortization expense totaled $697,000 and $804,000, respectively; and for the six months ended June 30, 2009 and 2008, amortization expense totaled $1.3 million and $1.2 million, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of June 30, 2009	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$23,938	$7,220	$2,773	$445	$34,376
Less: Accumulated amortization	6,320	1,364	2,663	128	10,475
Total, net	$17,618	$5,856	$110	$317	$23,901

As of December 31, 2008	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$23,815	$7,220	$2,773	$440	$34,248
Less: Accumulated amortization	5,743	678	2,616	93	9,130
Total, net	$18,072	$6,542	$157	$347	$25,118

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Prepaid and other current assets
Prepaid expenses	$1,214	$518
Prepaid taxes	1,035	546
Deposits	253	307
Other	319	953
Total prepaid and other current assets	$2,821	$2,324

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,140
Long-term restricted cash	242	209
Deferred financing costs, net	4,361	5,773
Interest rate cap – at fair value	314	--
Other receivables	2,001	1,586
Other	932	593
Total non-current assets	$8,984	$9,301

Note 10 – Income Tax

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected tax provision (benefit)	$3,719	$178	$2,738	$364
Reduction (increase) in taxes resulting from:
Change in valuation allowance, retirement of trust preferred debt	(4,012)	--	(4,012)	--
Change in valuation allowance, other	388	(91)	1,355	(170)
Foreign income tax provision	98	46	156	115
Foreign withholding tax provision	165	191	321	379
Tax effect of foreign tax rates on current income	(95)	(87)	(81)	(194)
State and local tax provision	257	43	268	76
Reserve for federal tax litigation	127	127	254	254
Actual tax provision	$647	$407	$999	$824

During the three and six months ended June 30, 2009 the Company’s FIN 48 liability increased by $127,000 and $254,000, respectively, reflecting the accrual of interest for IRS matters under litigation.

Future taxable temporary differences connected with retiring of our trust preferred subordinated debt (see Note 11 - Notes Payable and Subordinated Debt) are fully offset by future deductible temporary differences, except for state taxes of approximately $190,000 reflected above in other income tax.

Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities)

Notes payable and subordinated debt (trust preferred securities) are summarized as follows (dollars in thousands):

Name of Note Payable or Security	June 30, 2009	December 31, 2008	Maturity Date	June 30, 2009 Balance	December 31, 2008 Balance
Australian Corporate Credit Facility	5.12%	5.54%	June 30, 2011	$80,953	$70,179
Australian Shopping Center Loans	--	--	2009-2013	805	733
Australian Construction Loan	6.31%	6.26%	January 1, 2015	5,851	3,458
New Zealand Corporate Credit Facility	4.35%	6.10%	March 31, 2012	9,671	8,723
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	27,913	51,547
US Euro-Hypo Loan	6.73%	6.73%	July 11, 2012	15,000	15,000
US GE Capital Term Loan	6.60%	6.82%	February 21, 2013	35,750	41,000
US Liberty Theatres Term Loans	6.20%	6.20%	April 1, 2013	6,926	6,990
US Nationwide Loan 1	6.50 - 7.50%	6.50 - 7.50%	February 21, 2013	19,311	18,857
US Nationwide Loan 2	8.50%	8.50%	February 21, 2011	1,622	1,559
US Sutton Hill Capital Note 1 – Related Party	10.34%	10.34%	December 31, 2010	5,000	5,000
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	6.26%	January 1, 2010	7,009	7,116
Total				$224,811	$239,162

New Zealand Corporate Credit Facility

During May 2009, we extended the term of our New Zealand facility to March 31, 2012 and reduced the available borrowing amount to $29.0 million (NZ$45.0 million).  The drawn balance of this loan was $9.7 million (NZ$15.0 million) at June 30, 2009.  We recorded $29,000 (NZ$45,000) in deferred financing costs associated with this term extension which we will amortize over the remaining life of the loan.

Trust Preferred Securities

During the first quarter of 2009, we took advantage of current market illiquidity for securities such as our trust preferred securities to repurchase $22.9 million in face value of those securities through an exchange of $11.5 million worth of marketable securities purchased during the period for the express purpose of executing this exchange transaction with the third party holder of these trust preferred securities.  During the six months ended June 30, 2009, $106,000 of discount was amortized to interest income.  On April 30, 2009, we extinguished $22.9 million of these trust-preferred securities, which resulted in a second quarter gain on retirement of subordinated debt (trust preferred securities) of $10.7 million net of loss on the associated deferred loan costs of $749,000.

Australia Construction Loan

Our Australian Construction Loan effectively matures on September 30, 2009.  As such, we used our available cash reserves to pay off the loan on July 31, 2009.  See Note 21 – Subsequent Events.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Current liabilities
Security deposit payable	$158	$210
Other	(9)	(9)
Other current liabilities	$149	$201
Other liabilities
Foreign withholding taxes	$5,882	$5,748
Straight-line rent liability	5,853	5,022
Option liability	-	1,117
Environmental reserve	1,656	1,656
Accrued pension	3,080	2,946
Interest rate swaps – at fair value	1,033	1,439
Acquired leases	4,335	4,612
Other	1,198	1,064
Other liabilities	$23,037	$23,604

Included in our other liabilities are accrued pension costs of $3.1 million.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three and six months ended June 30, 2009 and 2008.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for expected return on plan assets.  For the three and six months ended June 30, 2009, we recognized $65,000 and $134,000, respectively, of interest cost and $71,000 and $142,000, respectively, of amortized prior service cost.  For the three and six months ended June 30, 2008, we recognized $63,000 and $226,000, respectively, of interest cost and $71,000 and $143,000, respectively, of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $870,000 and $785,000 as of June 30, 2009 and December 31, 2008, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $290,000 and $261,000 as of June 30, 2009 and December 31, 2008, respectively.  This debt is without recourse to us as of June 30, 2009 and December 31, 2008.

Litigation

Malulani Investments Litigation

In December 2006, we and Magoon LLC  commenced a lawsuit entitled Magoon Acquisition & Development, LLC; a California limited liability company, Reading International, Inc.; a Nevada corporation, and James J. Cotter vs. Malulani Investments, Limited, a Hawaii Corporation, Easton T. Mason; John R. Dwyer, Jr.; Philip Gray; Kenwei Chong (Civil No. 06-1-2156-12 (GWBC)) against certain officers and directors of MIL alleging various direct and derivative claims for breach of fiduciary duty and waste and seeking, among other things, access to various company books and records.  As certain of these claims were brought derivatively, MIL was also named as a defendant in that litigation.

On March 11, 2009, we and Magoon LLC agreed to terms of settlement (the “Settlement Terms”) with respect to that lawsuit, pursuant to which we and Magoon LLC agreed to settle that litigation and to convey our respective interests in MIL and its parent company TMG in consideration of  $2.5 million in cash, a $6.75 million three year 6.25% secured promissory note (issued by TMG), certain releases, and a ten year “tail interest” in MIL and TMG which allows us, in effect, to participate in certain distributions made or received by MIL, TMG and/or, in certain cases, the shareholders of TMG.  The tail interest continues only for a period of ten years and no assurances can be given that we will in fact receive any distributions with respect to this Tail Interest.  The settlement closed on July 2, 2009, in accordance with the Settlement Terms.  See Note 21 – Subsequent Events.

Pursuant to the Settlement Terms, on July 2, 2009, we transferred all of our interests in MIL to TMG and Magoon LLC transferred all of its interest in MIL and TMG to TMG, and there has been a mutual release of claims.  Mr. Cotter, our Chairman, our Chief Executive Officer and our principal shareholder and a director of MIL, simultaneously settled his related claims for mutual general releases and resigned from the Board of Directors of MIL.

Under the terms of our Amended and Restated Shareholder Agreement with Magoon LLC, we are entitled to receive, on a priority basis, 100% of any proceeds from any disposition of the shares in MIL and TMG held by us or Magoon LLC until we (Reading) have recouped substantially all of our litigation costs and the cost of our investment in MIL.  Accordingly, we will receive virtually all of the cash proceeds of the settlement, plus virtually all distribution with respect to the promissory note, until we have recouped both our litigation costs and the cost of our investment.  Thereafter, Magoon LLC will receive some distributions under the promissory note and the Tail Interest (if any) until it has recouped its investment in MIL and TMG.  Thereafter, any distributions under the Tail Interest, if any, will be shared between us and Magoon LLC in accordance with the sharing formula set forth in the Amended and Restated Shareholder Agreement between ourselves and Magoon LLC.  Given the secured nature of the promissory note, we believe that we will recoup the full amount of our litigation costs and our investment in MIL from the proceeds of this settlement.

Note 14 – Noncontrolling Interest

Noncontrolling interest is composed of the following enterprises:

•	50% membership interest in Angelika Film Centers LLC (“AFC LLC”) owned by a subsidiary of DNA, Inc.;

•	25% noncontrolling interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	33% noncontrolling interest in the Elsternwick Joint Venture owned by Champion Pictures Pty Ltd.;

•	15% incentive interest in certain property holding trusts established by LPP or its affiliates (see Note 2); and

•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, L.L.C.

The components of noncontrolling interest are as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
AFC LLC	$1,381	$1,529
Australian Country Cinemas	220	142
Elsternwick Unincorporated Joint Venture	130	114
LPP Property Trusts	203	117
Sutton Hill Properties	(150)	(85)
Noncontrolling interest in consolidated subsidiaries	$1,784	$1,817

	Expense for the		Expense for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
AFC LLC	$98	$(118)	$302	$103
Australian Country Cinemas	43	21	70	58
Elsternwick Unincorporated Joint Venture	6	15	16	19
LLP Property Trusts	5	30	55	91
Sutton Hill Properties	(62)	(130)	(115)	(110)
Net (income) loss attributable to noncontrolling interest	$90	$(182)	$328	$161

A summary of the changes in controlling and noncontrolling stockholders’ equity are as follows (dollars in thousands):

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2009	$67,630	$1,817	$69,447
Net income	6,496	328	6,824
Increase in additional paid in capital	331	50	381
Distributions to noncontrolling stockholders	--	(489)	(489)
Accumulated other comprehensive income	17,589	78	17,667
Equity at – June 30, 2009	$92,046	$1,784	$93,830

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2008	$121,362	$2,835	$124,197
Net income	56	161	217
Increase in additional paid in capital	516	75	591
Distributions to noncontrolling stockholders	--	(761)	(761)
Accumulated other comprehensive income	6,915	34	6,949
Equity at – June 30, 2008	$128,849	$2,344	$131,193

Note 15 – Common Stock

During the six months ended June 30, 2009, we issued 83,568 and 14,461 of Class A Nonvoting shares to Mr. James J. Cotter and to Mr. S. Craig Tompkins, respectively, associated with their prior years’ vested stock bonuses.

Note 16 – Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income (loss).  The following table sets forth our comprehensive income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net unrealized gains (losses) on investments
Reclassification of recognized loss on available for sale investments included in net income	$1,346	$--	$2,093	$1
Unrealized gain (loss) on available for sale investments	(1,343)	3	(2,092)	3
Net unrealized gains on investments	3	3	1	4
Net income	9,980	102	6,824	217
Foreign currency translation gains	19,796	1,258	17,446	6,768
Accrued pension	71	71	142	143
Comprehensive income	29,850	1,434	24,413	7,132
Comprehensive income (loss) attributable to noncontrolling interest	(90)	182	(328)	(161)
Comprehensive income attributable to Reading International, Inc.	$29,760	$1,616	$24,085	$6,971

Note 17 – Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at June 30, 2009:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Cap Rate	Maturity Date
Interest rate swap	$38,500,000	6.6040%	4.9575%	N/A	April 1, 2011
Interest rate swap	$38,849,000	4.5500%	4.4383%	N/A	December 31, 2011
Interest rate cap	$20,919,000	N/A	N/A	4.5500%	December 31, 2011

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in a decrease in interest expense of $1.1 million and $710,000 during the three and six months ended June 30, 2009, respectively, and a $754,000 and $815,000 decrease to interest expense during the three and six months ended June 30, 2008, respectively.  At June 30, 2009, we have recorded the fair market value of our interest rate cap of $314,000 as an other long-term asset and our interest rate swaps of $1.0 million as an other long-term liability.  At December 31, 2008, we have recorded the fair market value of our interest rate swaps of $1.4 million as an other long-term liability.  In accordance with SFAS 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 18 – Fair Value of Financial Instruments

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Investment in marketable securities	1	$29	$141	$29	$141
Investment in marketable securities in an inactive market	2	$1,295	$2,959	$1,295	$2,959
Interest rate cap asset	2	$314	$--	$314	$--
Interest rate swaps liability	2	$1,033	$1,439	$1,033	$1,439

We used the following methods and assumptions to estimate the fair values of the assets and liabilities in the table above:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data (were not used to value any of our assets).

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at June 30, 2009 and December 31, 2008 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Notes payable	$182,898	$173,615	$180,025	$169,634
Notes payable to related party	$14,000	$14,000	$--	$--
Subordinated debt (trust preferred securities)	$27,913	$51,547	$21,608	$39,815

The fair value of notes payable to related party cannot be determined due to the related party nature of the terms of the notes payable.

Note 19 - Transfer of Held for Sale Real Estate to Continuing Operations

On September 16, 2008, we entered into a sale option agreement to sell our Auburn real estate property and cinema for $28.5 million (AUS$36.0 million).  During the period ended June 30, 2009, we did not receive the fourth of five options payments from the buyer, but we did receive notice from the buyer that they intended to withdraw from the option agreement.  As a result of termination of the option agreement, we recorded a gain on option termination of $1.5 million (AUS$2.0 million).  As of December 31, 2008, the Auburn property was classified as held for sale; and, as a result of the buyer’s withdrawal from the option agreement, we transferred this property to continuing operations during June 2009.  As a result of the transfer of the previously held for sale real estate to continuing operations, a loss was recorded in the current period in the amount of $549,000 (AUS$685,000) to measure the property at the lower of its carrying amount adjusted for depreciation and amortization expense that would have been recognized had the asset been continuously classified as continuing operational asset, or its fair value at the date of the decision not to sell.

The real estate held for sale assets were reclassified from assets held for sale to in real estate assets and then adjusted for the loss on transfer at June 30, 2009 as follows (in thousands):

	December 31, 2008	Loss Adjustment	June 30, 2009
Assets
Land	$7,395	$--	$7,395
Building	13,131	(286)	12,845
Equipment and fixtures	7,364	(263)	7,101
Less: Accumulated depreciation	(7,771)	--	(7,771)
Total assets held for sale	$20,119	$(549)	$19,570

Note 20 - Acquisitions

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

Note 21 – Subsequent Events

Malulani Investments Litigation

On July 2, 2009, we settled our lawsuit with MIL and certain of its officers, directors and affiliates.  The terms of that settlement are as described in Note 13 – Commitments and Contingencies.

Change in Stock Exchange

On August 4, 2009, we moved our stock listings for both our classes of voting and nonvoting stock from the AMEX to the NASDAQ exchange.  The ticker symbols for each of the stocks remained the same, namely RDI for the nonvoting stock and RDIB for the voting stock.

Australia Construction Loan

Our Australian Construction Loan effectively matures on September 30, 2009.  As such, we used our available cash reserves to pay off the loan on July 31, 2009.

Indooroopilly Lease

On July 24, 2009, we signed a lease with the City of Brisbane, Australia to lease our Indooroopilly building to them for an initial three-year period with two three-year options.

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

At June 30, 2009, we owned and operated 52 cinemas with 427 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 4 cinemas with 32 screens and managed 2 cinemas with 9 screens.

Although we have curtailed our development activities, we remain opportunistic in our acquisitions of cinema assets, our business plan going forward is to continue the build-out of our existing development properties and to seek out additional, profitable real estate development opportunities while continuing to use and judiciously expand our presence in the cinema exhibition and live theatre business, by identifying, developing, and acquiring cinema and live theatre properties when and where appropriate.  In addition, we will continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.

We continue to acquire, to dispose of, or to reposition assets in accordance with our business plan.  For a description of our acquisitions so far in 2009, see Note 20 – Acquisitions to our June 30, 2009 Condensed Consolidated Financial Statements.

Results of Operations

As previously stated, with the purchase of the Consolidated Entertainment cinemas in February 2008 and the addition of our newly opened Rouse Hill and Dandenong cinemas in Australia, at June 30, 2009, we owned and operated 52 cinemas with 427 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 4 cinemas with 32 screens and managed 2 cinemas with 9 screens.  Regarding real estate, we owned and operated during the period four ETRC’s that we have developed in Australia and New Zealand; owned the fee interests in four developed commercial properties in Manhattan and Chicago, all of which are improved with live theatres, which together comprise seven stages, and in some cases, ancillary retail and commercial space; owned the fee interests underlying one of our Manhattan cinemas and hold for development an additional seven parcels (aggregating approximately 123 acres) located principally in urbanized areas of Australia and New Zealand.  Two of these parcels, Burwood and Moonee Ponds, comprise approximately 54 acres, and are in areas designated by the provincial government of Victoria, Australia as “major principal activity centres.”  We are currently in the planning phases of their development.

Operating expense includes costs associated with the day-to-day operations of the cinemas and live theatres and the management of rental properties.  Our year-to-year results of operation were principally impacted by the following:

•
the above mentioned acquisition on February 22, 2008 of 15 cinemas with 181 screens in Hawaii and California as part of the Consolidated Entertainment acquisition (as a result of this acquisition, this quarter is the first like-for-like prior year comparison for our cinema segment); and

•
the fluctuation in the value of the Australian and New Zealand dollars vis-à-vis the US dollar resulting in a general decrease in results of operations for our foreign operations for 2009 compared to 2008.

The tables below summarize the results of operations for each of our principal business segments for the three (“2009 Quarter”) and six (“2009 Six Months”) months ended June 30, 2009 and the three (“2008 Quarter”) and six (“2008 Six Months”) months ended June 30, 2008, respectively (dollars in thousands):

Three months ended June 30, 2009	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$51,215	$5,432	$(2,225)	$54,422
Operating expense	41,320	2,680	(2,225)	41,775
Depreciation & amortization	2,576	754	--	3,330
Loss on transfer of real estate held for sale to Continuing Operations	--	549	--	549
General & administrative expense	765	189	--	954
Segment operating income	$6,554	$1,260	$--	$7,814
Three months ended June 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$49,488	$5,813	$(1,550)	$53,751
Operating expense	43,330	2,296	(1,550)	44,076
Depreciation & amortization	4,060	1,287	--	5,347
General & administrative expense	1,129	432	--	1,561
Segment operating income	$969	$1,798	$--	$2,767

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2009 Quarter	2008 Quarter
Total segment operating income	$7,814	$2,767
Non-segment:
Depreciation and amortization expense	(6)	181
General and administrative expense	3,279	3,348
Operating income (loss)	4,541	(762)
Interest expense, net	(2,871)	(3,039)
Gain on retirement of subordinated debt (trust preferred securities)	10,714	--
Other income (loss)	(1,921)	1,671
Income tax expense	(647)	(407)
Equity earnings of unconsolidated joint ventures and entities	164	189
Gain on sale of investment in an unconsolidated entity	--	2,450
Net income	9,980	102
Net (income) loss attributable to the noncontrolling interest	(90)	182
Net income attributable to Reading International, Inc. common shareholders	$9,890	$284

Six months ended June 30, 2009	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$94,651	$11,390	$(4,541)	$101,500
Operating expense	77,596	5,633	(4,541)	78,688
Depreciation & amortization	5,485	1,435	--	6,920
Loss on transfer of real estate held for sale to Continuing Operations	--	549	--	549
General & administrative expense	1,567	370	--	1,937
Segment operating income	$10,003	$3,403	$--	$13,406
Six months ended June 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$84,831	$11,763	$(3,116)	$93,478
Operating expense	72,301	4,410	(3,116)	73,595
Depreciation & amortization	6,669	2,382	--	9,051
General & administrative expense	1,898	598	--	2,496
Segment operating income	$3,963	$4,373	$--	$8,336

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2009 Six Months	2008 Six Months
Total segment operating income	$13,406	$8,336
Non-segment:
Depreciation and amortization expense	248	360
General and administrative expense	6,731	7,101
Operating income	6,427	875
Interest expense, net	(7,261)	(5,876)
Gain on retirement of subordinated debt (trust preferred securities)	10,714	--
Other income (loss)	(2,716)	3,045
Income tax expense	(999)	(824)
Equity earnings of unconsolidated joint ventures and entities	659	547
Gain on sale of investment in an unconsolidated entity	--	2,450
Net income	6,824	217
Net income attributable to the noncontrolling interest	(328)	(161)
Net income attributable to Reading International, Inc. common shareholders	6,496	$56

Cinema

Included in the cinema segment above is revenue and expense from the operations of 52 cinema complexes with 427 screens during the 2009 Quarter and 51 cinema complexes with 421 screens during the 2008 Quarter and management fee income from 2 cinemas with 9 screens in both years.  The following tables detail our cinema segment operating results for the three months ended June 30, 2009 and 2008, respectively (dollars in thousands):

Three Months Ended June 30, 2009	United States	Australia	New Zealand	Total
Admissions revenue	$19,468	$13,246	$3,351	$36,065
Concessions revenue	7,842	4,475	937	13,254
Advertising and other revenues	1,141	595	160	1,896
Total revenues	28,451	18,316	4,448	51,215

Cinema costs	22,373	13,379	3,111	38,863
Concession costs	1,254	972	231	2,457
Total operating expense	23,627	14,351	3,342	41,320

Depreciation and amortization	1,692	619	265	2,576
General & administrative expense	596	169	--	765
Segment operating income	$2,536	$3,177	$841	$6,554

Three Months Ended June 30, 2008	United States	Australia	New Zealand	Total
Admissions revenue	$18,862	$12,145	$3,627	$34,634
Concessions revenue	7,732	4,225	1,089	13,046
Advertising and other revenues	868	715	225	1,808
Total revenues	27,462	17,085	4,941	49,488

Cinema costs	22,882	13,609	3,976	40,467
Concession costs	1,598	975	290	2,863
Total operating expense	24,480	14,584	4,266	43,330

Depreciation and amortization	2,762	833	465	4,060
General & administrative expense	758	362	9	1,129
Segment operating income (loss)	$(538)	$1,306	$201	$969

•
Cinema revenue increased for the 2009 Quarter by $1.7 million or 3.5% compared to the same period in 2008.  The 2009 Quarter increase was in large part from our domestic cinema operations, which accounted for $989,000 of the increase.  We additionally recorded higher local currency revenues for both our Australia and New Zealand cinema operations.  However, due to a weaker US dollar in 2009, the increased local revenues translated to somewhat higher Australian revenues and lower New Zealand revenues for the 2009 Quarter compared to the 2008 Quarter.

•
Operating expense decreased for the 2009 Quarter by $2.0 million or 4.6% compared to the same period in 2008.  This decrease was in part related to the finalization of purchase accounting for our newly acquired Consolidated Entertainment cinemas that were effective the fourth quarter of 2008 resulting in higher straight-line rent and acquired lease costs in 2008 than in 2009.  Additionally we noted decreased cinema costs from our Australia and New Zealand cinema operations primarily due to the impact of currency exchange rates (see below).  Overall, our operating expenses as a ratio to gross revenue decreased from 87.6% to 80.7% for the 2008 and 2009 Quarters, respectively.

•
Depreciation and amortization expense decreased for the 2009 Quarter by $1.5 million or 36.6% compared to the same period in 2008 primarily related to currency exchange rates and the previously mentioned finalization of purchase accounting for our acquired Consolidated Entertainment cinemas.

•
General and administrative costs decreased for the 2009 Quarter by $364,000 or 32.2% compared to the same period in 2008 primarily related to cost cutting measures throughout the segment and to one-time 2008 purchase and operations costs of our newly acquired Consolidated Entertainment cinemas.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have decreased by 19.3% and 22.1%, respectively, since 2008, which had an impact on the individual components of our income statement.

•	Because of the above, cinema segment income increased for the 2009 Quarter by $5.6 million compared to the same period in 2008.

The following tables detail our cinema segment operating results for the six months ended June 30, 2009 and 2008, respectively (dollars in thousands):

Six Months Ended June 30, 2009	United States	Australia	New Zealand	Total
Admissions revenue	$37,323	$23,644	$5,865	$66,832
Concessions revenue	14,791	7,820	1,622	24,233
Advertising and other revenues	2,192	1,072	322	3,586
Total revenues	54,306	32,536	7,809	94,651

Cinema costs	43,295	24,120	5,734	73,149
Concession costs	2,344	1,701	402	4,447
Total operating expense	45,639	25,821	6,136	77,596

Depreciation and amortization	3,766	1,160	559	5,485
General & administrative expense	1,234	333	--	1,567
Segment operating income	$3,667	$5,222	$1,114	$10,003

Six Months Ended June 30, 2008	United States	Australia	New Zealand	Total
Admissions revenue	$28,244	$24,501	$7,605	$60,350
Concessions revenue	10,933	8,182	2,232	21,347
Advertising and other revenues	1,446	1,249	439	3,134
Total revenues	40,623	33,932	10,276	84,831

Cinema costs	33,295	26,214	8,149	67,658
Concession costs	2,242	1,829	572	4,643
Total operating expense	35,537	28,043	8,721	72,301

Depreciation and amortization	4,205	1,535	929	6,669
General & administrative expense	1,296	588	14	1,898
Segment operating income	$(415)	$3,766	$612	$3,963

•
Cinema revenue increased for the 2009 Six Months by $9.8 million or 11.6% compared to the same period in 2008.  The 2009 Six Months increase was primarily a result of $13.0 million of revenue from our newly acquired Consolidated Entertainment cinemas offset by decreased results from our Australia and New Zealand operations primarily due to the impact of currency exchange rates (see below) including $972,000 from admissions and $294,000 from concessions and other revenues.

•
Operating expense increased for the 2009 Six Months by $5.3 million or 7.3% compared to the same period in 2008.  This increase followed the aforementioned changes in revenues which was somewhat offset by the finalization of purchase accounting for our newly acquired Consolidated Entertainment cinemas that were effective the fourth quarter of 2008 resulting in higher straight-line rent and acquired lease costs in 2008 than in 2009.  Overall, our operating expenses as a ratio to gross revenue decreased from 85.2% to 82.0% for the 2008 and 2009 Six Months, respectively.

•	Depreciation and amortization expense decreased for the 2009 Six Months by $1.2 million or 17.8% compared to the same period in 2008 related to the same issues as noted for the quarter above.

•	General and administrative costs decreased for the 2009 Six Months by $331,000 or 17.4% compared to the same period in 2008 related to the same issues as noted for the quarter above.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have decreased by 16.6% and 19.7%, respectively, since 2008, which had an impact on the individual components of our income statement.

•	Because of the above, cinema segment income increased for the 2009 Six Months by $6.0 million compared to the same period in 2008.

Real Estate

The following tables detail our real estate segment operating results for the three months ended June 30, 2009 and 2008, respectively (dollars in thousands):

Three Months Ended June 30, 2009	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$533	$--	$--	$533
Property rental income	1,430	2,227	1,242	4,899
Total revenues	1,963	2,227	1,242	5,432

Live theatre costs	370	--	--	370
Property rental cost	1,067	880	363	2,310
Total operating expense	1,437	880	363	2,680

Depreciation and amortization	81	341	332	754
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
General & administrative expense	(2)	179	12	189
Segment operating income	$447	$278	$535	$1,260

Three Months Ended June 30, 2008	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$1,131	$--	$--	$1,131
Property rental income	411	2,517	1,754	4,682
Total revenues	1,542	2,517	1,754	5,813

Live theatre costs	540	--	--	540
Property rental cost	495	828	433	1,756
Total operating expense	1,035	828	433	2,296

Depreciation and amortization	91	651	545	1,287
General & administrative expense	2	392	38	432
Segment operating income	$414	$646	$738	$1,798

•
Real estate revenue decreased for the 2009 Quarter by $381,000 or 6.6% compared to the same period in 2008.  Revenues increased in the U.S. primarily related to rental revenues from our newly acquired Consolidated Entertainment cinemas that have ancillary real estate associated with them and negotiated rent increases on several of our New York properties.  This increase was offset by a $598,000 decrease in live theater revenue and by decreased real estate revenues from our Australia and New Zealand properties primarily due to the impact of currency exchange rates (see below).

•
Operating expense for the real estate segment increased for the 2009 Quarter by $384,000 or 16.7% compared to the same period in 2008.  This increase in expense was primarily related to our newly acquired Consolidated Entertainment cinemas that have ancillary real estate coupled with increasing utility and other operating costs primarily in our US properties.

•
Depreciation expense for the real estate segment decreased by $533,000 or 41.4% for the 2009 Quarter compared to the same period in 2008 primarily due to the impact of currency exchange rates (see below).

•	We recorded a loss in the 2009 Quarter on transfer of real estate held for sale to continuing operations of $549,000 related to our Auburn property.

•
General and administrative costs decreased for the 2009 Quarter by $243,000 or 56.3% compared to the same period in 2008 primarily due cost cutting measures associated with our Australia operations coupled with the impact of currency exchange rate decreases (see below).

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have decreased by 19.3% and 22.1%, respectively, since 2008, which had a negative impact on the individual components of our income statement.

•	As a result of the above, real estate segment income decreased for the 2009 Quarter by $538,000 compared to the same period in 2008.

The following tables detail our real estate segment operating results for the six months ended June 30, 2009 and 2008, respectively (dollars in thousands):

Six Months Ended June 30, 2009	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$1,444	$--	$--	$1,444
Property rental income	2,979	4,341	2,626	9,946
Total revenues	4,423	4,341	2,626	11,390

Live theatre costs	826	--	--	826
Property rental cost	2,445	1,685	677	4,807
Total operating expense	3,271	1,685	677	5,633

Depreciation and amortization	164	644	627	1,435
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
General & administrative expense	9	333	28	370
Segment operating income	$979	$1,130	$1,294	$3,403

Six Months Ended June 30, 2008	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$2,054	$--	$--	$2,054
Property rental income	924	5,022	3,763	9,709
Total revenues	2,978	5,022	3,763	11,763

Live theatre costs	1,075	--	--	1,075
Property rental cost	723	1,694	918	3,335
Total operating expense	1,798	1,694	918	4,410

Depreciation and amortization	181	1,271	930	2,382
General & administrative expense	14	523	61	598
Segment operating income	$985	$1,534	$1,854	$4,373

•
Real estate revenue decreased for the 2009 Six Months by $373,000 or 3.2% compared to the same period in 2008.  Revenues increased in the U.S. primarily related to rental revenues from our newly acquired Consolidated Entertainment cinemas that have ancillary real estate associated with them and negotiated rent increases on several of our New York properties.  This increase was offset by decreased live theatre revenues and real estate revenues from our Australia and New Zealand properties primarily due to the impact of currency exchange rates (see below).

•
Operating expense for the real estate segment increased for the 2009 Six Months by $1.2 million or 27.7% compared to the same period in 2008.  This increase in expense was primarily related to our newly acquired Consolidated Entertainment cinemas that have ancillary real estate coupled with increasing utility and other operating costs primarily in our US properties.

•
Depreciation expense for the real estate segment decreased by $947,000 or 39.8% for the 2009 Six Months compared to the same period in 2008 primarily due to the impact of currency exchange rates (see below).

•	We recorded a loss in the 2009 Six Months on transfer of real estate held for sale to continuing operations of $549,000 related to our Auburn property.

•	General and administrative costs decreased for the 2009 Six Months by $228,000 or 38.1% compared to the same period in 2008 for the same reasons as the quarter above.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have decreased by 16.6% and 19.7%, respectively, since 2008, which had a negative impact on the individual components of our income statement.

•	As a result of the above, real estate segment income decreased for the 2009 Six Months by $970,000 compared to the same period in 2008.

Corporate

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense decreased by $69,000 and $370,000 in the 2009 Quarter and 2009 Six Months, respectively, compared to same periods in 2008.  This decrease is primarily related to decreases in professional and outside services and lower administrative travel costs in 2009 compared to 2008.  Administrative travel costs were higher in 2008 primarily related to our acquisition of the Consolidated Entertainment cinemas.

Net interest expense increased by $1.4 million for the 2009 Six Months compared to the 2008 Six Months primarily related to our ceasing to capitalizing interest on our development properties, where development has been substantially curtailed resulting in an increase in interest expense for 2009.

During the 2009 Quarter and 2009 Six Months, we recorded a $10.7 million gain on retirement of subordinated debt (trust preferred securities), net of a $749,000 loss on deferred financing costs associated with the subordinated debt.

For the 2009 Quarter and 2009 Six Months we recorded other losses of $1.9 million and $2.7 million, respectively, compared to an other income of $1.7 million and $3.0 million for the 2008 Quarter and 2008 Six Months, respectively.  For the 2009 Quarter, the $1.9 million other loss included a $2.2 million loss on foreign currency translation, a $1.3 million other-than-temporary loss on marketable securities, and a $1.5 million gain on a property option termination.  The 2009 Six Months included the aforementioned items noted for the 2009 Quarter plus an additional $746,000 other-than-temporary loss on marketable securities.  The 2008 Quarter other income of $1.7 million was primarily related to a gain on foreign currency translation of $447,000, a $314,000 receipt related to our Burstone litigation and $910,000 of insurance proceeds related to damage caused by Hurricane George in 1998 to one of our previously owned cinemas in Puerto Rico.  The 2008 Six Months of $3.0 million included the aforementioned items noted for the 2009 Quarter plus settlements on our Burstone litigation of $836,000 and credit card dispute of $385,000.

Equity earnings of unconsolidated joint ventures and entities increased by approximately $112,000 for the 2009 Six Months compared to the same period last year primarily related to $304,000 of earnings from our Place 57 investment for the sale of its retail condominium in February 2009.  These earnings were offset by lower cinema earnings from our Mt. Gravatt and Rialto Distribution investments coupled with the sale of our Botany Cinema investment in June 2008 for which we had earnings in 2008 which was not repeated in 2009.

Net Income Attributable to Reading International, Inc. Common Shareholders

During 2009, we recorded net income attributable to Reading International, Inc. common shareholders of $6.5 million for the 2009 Six Months compared to $56,000 for the 2008 Six Months and $9.9 million for the 2009 Quarter compared to $284,000 for the 2008 Quarter.

Acquisitions

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

Business Plan, Capital Resources, and Liquidity

Business Plan

Our cinema exhibition business plan is to continue to identify, develop, and acquire cinema properties, where reasonably available, that allow us to leverage our cinema expertise and technology over a larger operating base.  Our real estate business plan is to continue development of our existing land assets, focusing principally on uses that incorporate entertainment elements such as cinemas, to continue to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, when appropriate, dispose of such assets.  Since current economic conditions, in our view, are not conducive to obtaining the pre-construction leasing commitments necessary to justify commencement of construction, our development efforts are currently focused on improving and enhancing land entitlements and negotiating with end users for build to suit projects.  In addition, we will actively seek out potential real estate sites in Australia and New Zealand that show profitable redevelopment opportunities.  We will continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at June 30, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter
Debt	$6,558	$7,694	$84,852	$25,404	$58,309	$81
Notes payable to related parties	--	14,000	--	--	--	--
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913
Pension liability	3	11	17	23	29	2,477
Lease obligations	12,764	25,082	24,528	23,183	20,929	84,789
Estimated interest on debt	5,478	9,898	10,625	4,415	1,811	16,795
Total	$24,803	$56,685	$120,022	$53,025	$81,078	$132,055

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $14.7 million as of June 30, 2009.  We do not expect a significant tax payment related to these obligations within the next 12 months.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $870,000 and $785,000 as of June 30, 2009 and December 31, 2008.  Our share of unconsolidated debt, based on our ownership percentage, was $290,000 and $261,000 as of June 30, 2009 and December 31, 2008.  This debt is without recourse to Reading as of June 30, 2009 and December 31, 2008.

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

Our U.S. Union Square Theatre loan matures on January 1, 2010.  We will be discussing with the lender the possibility of rolling over this loan into a new, five-year term loan.

Under our 2000 City Cinemas transaction, we are evaluating our options regarding purchasing the remaining asset under this rental transaction, the Village East building, for approximately $6.0 million.  This decision has to be made by September 30, 2009.

Our Australian Construction Loan effectively matures on September 30, 2009.  As such, we used our available cash reserves to pay off the loan on July 31, 2009.

Operating Activities

Cash provided by operations was $6.2 million in the 2009 Six Months compared to $12.3 million provided by operations in the 2008 Six Months.  The decrease in cash provided by operations of $6.1 million was due primarily to:

•	increased cinema operational cash flow primarily from our Consolidated Entertainment acquisition;

offset by

•
$2.2 million of cash used in operating assets and liabilities for 2009 compared to $4.5 million of cash provided by operating assets and liabilities for 2008.  The cash provided by operating assets and liabilities in 2008 was primarily associated with the timing of operational cash receipts compared to operational cash payments primarily in our acquired U.S. cinemas.

Investing Activities

Cash used in investing activities for the 2009 Six Months decreased by $45.5 million to $12.3 million from $57.8 million compared to the same period in 2008.  The $12.3 million cash used for the 2009 Six Months was primarily related to:

•	$3.0 million in property enhancements to our existing properties; and

•	$11.5 million to purchase marketable securities to exchange for our Reading International Trust I securities;

offset by

•	$801,000 of change in restricted cash;

•	$1.3 million in return of investment of unconsolidated entities; and

•	$284,000 receipt of an option purchase payment for the Auburn property.

The $57.8 million cash used for the 2008 Six Months was primarily related to:

•	$49.2 million to purchase the assets of the Consolidated Entertainment circuit;

•	$2.5 million to purchase real estate assets associated with our Australia properties investments with Landplan Property Partners Pty Ltd; and

•	$12.1 million in property enhancements to our existing properties;

offset by

•	$2.0 million of deposit returned upon acquisition of the Consolidated Entertainment circuit;

•	$910,000 of proceeds from insurance settlement; and

•	$3.3 million of cash received from the sale of our interest in the Botany Downs cinema in New Zealand.

Financing Activities

Cash used in financing activities for the 2009 Six Months was $4.5 million compared to $51.1 million of cash provided by financing activities for the same period in 2008 resulting in a decrease of $55.5 million.  The $4.5 million in cash used in the 2009 Six Months was primarily related to:

•	$1.5 million of borrowing on our Australia credit facilities;

offset by

•	$5.5 million of loan repayments; and

•	$489,000 in noncontrolling interest distributions.

The $51.1 million in cash provided in the 2008 Six Months was primarily related to:

•	$48.0 million of net proceeds from our new GE Capital loan used to finance the purchase of Consolidated Entertainment;

•	$6.6 million of net proceeds from our Liberty Theatres loan; and

•	$2.6 million of borrowing on our Australia credit facility;

offset by

•	$5.4 million of loan repayments including $5.3 million to pay down on our GE Capital loan; and

•	$761,000 in distributions to minority interests.

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

Financial Risk Management

Our internally developed risk management procedure, seeks to minimize the potentially negative effects of changes in currency exchange rates and interest rates on the results of operations.  Our primary exposure to fluctuations in the financial markets is currently due to changes in currency exchange rates between U.S and Australia and New Zealand, and interest rates.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in a decrease in interest expense of $1.1 million and $710,000 during the three and six months ended June 30, 2009, respectively, and a $754,000 and $815,000 decrease to interest expense during the three and six months ended June 30, 2008, respectively.  At June 30, 2009, we have recorded the fair market value of our interest rate swaps of $314,000 million and $1.0 million as an other long-term asset and as an other long-term liability, respectively.  At December 31, 2008, we have recorded the fair market value of our interest rate swaps of $1.4 million as an other long-term liability.  In accordance with SFAS 133, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

Where we are the defendants, we accrue for probable damages, which may not be covered by insurance, as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  Except as noted below regarding Malulani Investments, Limited ("MIL"), there have been no material changes to our litigation exposure since our 2008 Annual Report.

Malulani Investments, Limited

We continue to treat this investment on a cost basis by recognizing earnings as they are distributed to us.  In December 2006, we commenced a lawsuit against certain officers and directors of MIL alleging various direct and derivative claims for breach of fiduciary duty and waste and seeking, among other things, access to various company books and records.  As certain of these claims were brought derivatively, MIL was also named as a defendant in that litigation.  On July 2, 2009, we and Magoon Acquisition and Development, LLC (“Magoon LLC”) entered into a settlement agreement (the “Settlement Terms”) with respect to this lawsuit.  Under the Settlement Terms, we and Magoon LLC will receive $2.5 million in cash, a $6.75 million three-year 6.25% secured promissory note (issued by The Malulani Group (“TMG”)), and a ten year “tail interest” in MIL and TMG which allows us, in effect, to participate in certain distributions made or received by MIL, TMG and/or, in certain cases, the shareholders of TMG.  However, the tail interest continues only for a period of ten years and no assurances can be given that we will in fact receive any distributions with respect to this Tail Interest.  On July 2, 2009, the lawsuit was settled in accordance with the Settlement Terms.  See Note 21 – Subsequent Events to our June 30, 2008 Condensed Consolidated Financial Statements.

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

These forward-looking statements reflect our expectation after having considered a variety of risks and uncertainties.  However, they are necessarily the product of internal discussion and do not necessarily completely reflect the views of individual members of our Board of Directors or of our management team.  Individual Board members and individual members of our management team may have different views as to the risks and uncertainties involved, and may have different views as to future events or our operating performance.

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

At June 30, 2009, approximately 47% and 17% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $13.5 million in cash and cash equivalents.  At December 31, 2008, approximately 44% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $19.6 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, a majority of our expenses in Australia and New Zealand have been procured in local currencies.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating expense.  The resulting natural operating hedge has led to a somewhat negligible foreign currency effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $19.8 million and $17.5 million for the three and six months ended June 30, 2009, respectively.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be insignificant in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (trust preferred securities) in 2006, approximately 45% and 69% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $8.0 million and $4.6 million, respectively, and the change in our quarterly net income would be $189,000 and $59,000, respectively.  At the present time, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of June 30, 2009 and December 31, 2008, we have recorded a cumulative unrealized foreign currency translation gain of approximately $26.5 million and $8.8 million, respectively.

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

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facilities provide for floating interest rates, but require that not less than a certain percentage of the loans be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase or decrease in short-term interest rates would have resulted in approximately $416,000 increase or decrease in our 2009 Six Months Australian and New Zealand interest expense.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 - Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

On July 2, 2009, we settled our lawsuit with MIL and certain of its officers, directors and affiliates.  The terms of that settlement are as described in Note 13 – Commitments and Contingencies to our June 30, 2008 Condensed Consolidated Financial Statements.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 2 – Stock-Based and Equity Compensation, above.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Securities Holders

None

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits

3.8	Amendment and Restatement of Articles of Incorporation of Reading International, Inc. as filed with the Nevada Secretary of State on May 22, 2003, filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date:	August 7, 2009	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	August 7, 2009	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer