Form 10-K/A
period 2008-12-31
READING INTERNATIONAL INC
filed 2009-10-20
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 1-8625

READING INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization) 500 Citadel Drive, Suite 300 Commerce, CA (Address of principal executive offices)	95-3885184 (I.R.S. Employer Identification Number) 90040 (Zip Code)

Registrant’s telephone number, including Area Code:  (213) 235-2240

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Nonvoting Common Stock, $0.01 par value	NASDAQ
Class B Voting Common Stock, $0.01 par value	NASDAQ

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
Large accelerated filer  ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 20, 2009, there were 21,129,582 shares of Class A Non-voting Common Stock, par value $0.01 per share and 1,495,490 shares of Class B Voting Common Stock, par value $0.01 per share, outstanding. The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $82,713,669 as of June 30, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Reading International, Inc. (the “Company” or “we”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 16, 2009.  This filing amends Items 1, 2, 6, 7, 7A, 8, and 15 of the original filing primarily to retrospectively apply Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”) and to correct an immaterial impairment expense error for the year ended December 31, 2008.  These changes are more fully described below.

This filing does not reflect any events occurring after December 31, 2008 or modify or update the disclosures in the 2008 Form 10-K that may have been affected by subsequent events, except as required to reflect the effects of the Company’s retrospective application of SFAS 144 and SFAS 160 and the correction of an immaterial misstatement of impairment expense.  This filing should be read in conjunction with the 2008 Form 10-K and our filings made with the SEC subsequent to the filing of our 2008 Form 10-K.

Retrospective application of SFAS 160

Effective January 1, 2009, the Company adopted the provisions of SFAS 160.  SFAS 160 requires that amounts formerly reported as minority interests in the Company’s consolidated financial statements be reported as noncontrolling interests.  In connection with the issuance of SFAS 160, certain revisions were also made to EITF No. Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”).  These revisions clarify that noncontrolling interests with redemption provisions outside of the control of the issuer and noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation under EITF D-98 to determine the appropriate balance sheet classification and measurement of such instruments.  This adoption resulted in modifications to the reporting of noncontrolling interests in the Consolidated Financial Statements. As a result of the presentation and disclosure requirements of SFAS 160, the Company is required to reflect the change in presentation and disclosure for all periods presented retrospectively.

Retrospective application of SFAS 144 for a previously reported discontinued operation

On September 16, 2008, we entered into an option agreement to sell our property in Auburn, a suburb of Sydney, Australia.  Pursuant to SFAS 144, as of December 31, 2008, we had classified the assets of this property as held for sale.  However, in May 2009, the buyer exercised its right not to proceed thereby losing the benefit of $1.5 million (AUS$2.0 million) in previously paid option fees and its right to proceed with an acquisition of the property.  We have now determined not to sell our Auburn property at this time and have, accordingly, classified this property and its operations as continuing operations.  Pursuant to SFAS 144, for the presentation of this Form 10K/A, we retrospectively presented the assets of this property as operating assets, liabilities, and components of continuing operations rather than discontinued operations as previously reported.

Correction of an error

Subsequent to the issuance of the 2008 consolidated financial statements, we discovered that there was an error in the 2008 fixed asset impairment analysis related to certain cinema assets held in New Zealand.  As a result of the error, for the year ended December 31, 2008, impairment expense was overstated by $1.7 million and accumulated other comprehensive income was understated by $68,000 and property and equipment was understated by $1.8 million.  We concluded that the error is not material to the 2008 consolidated financial statements.  In addition, we concluded the impact of the correction of the error had no effect on our previously reported management’s assessment of internal controls over financial reporting.  Please see Note 28 – Restatement of Consolidated Financial Statements to our 2008 Consolidated Financial Statements.

Item 15

This filing also includes a correctly signed and dated Report of Independent Auditors for the financial statements of 205-209 East 57th Street Associates, LLC for the years ended December 31, 2007 and 2006.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K/A
YEAR ENDED DECEMBER 31, 2008

PART I

Item 1 – Our Business

General Description of Our Business

Reading International, Inc., a Nevada corporation (“RDI”), was incorporated in 1999 incident to our reincorporation in Nevada.  Our Class A Nonvoting Common Stock (“Class A Stock”) and Class B Voting Common Stock (“Class B Stock”) are listed for trading on the NASDAQ under the symbols RDI and RDI.B.  Our principal executive offices are located at 500 Citadel Drive, Suite 300, Commerce, California 90040.  Our general telephone number is (213) 235-2240 and our website is www.readingrdi.com.  It is our practice to make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with or furnished it to the Securities and Exchange Commission.  In this Annual Report, we from time to time use terms such as the “Company,” “Reading” and “we,” “us,” or “our” to refer collectively to RDI and our various consolidated subsidiaries and corporate predecessors.

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

At December 31, 2008, the book value of our assets was approximately $371.9 million; and as of that same date, we had a consolidated stockholders’ book equity of approximately $69.4 million.  Calculated based on book value, approximately $135.9 million of our assets relate to our cinema activities and approximately $209.7 million of our assets relate to our real estate activities.  At December 31, 2008, the allocation between our cinema assets and our non-cinema assets was approximately 37% and 63%, respectively.

For additional segment financial information, please see Note 22 – Business Segments and Geographic Area Information to our 2008 Consolidated Financial Statements.

Recognizing that we are part of a world economy, we have concentrated our assets in three countries: the United States, Australia and New Zealand.  We currently have approximately 38% of our assets (based on net book value) in the United States, 44% in Australia and 18% in New Zealand compared to 22%, 53% and 25% at the end of 2007.  For 2008, our gross revenues in these jurisdictions were $99.8 million, $73.5 million, and $23.7 million, respectively, compared to $31.2 million, $63.7 million and $24.4 million for 2007.  The principal reason for these changes was the acquisition of the Consolidated circuit in Hawaii and the California multiplex cinemas and the declining value of the Australian and New Zealand dollars as compared to the US dollar.

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

Consistent with this philosophy, on February 22, 2008 we acquired fifteen leasehold cinemas representing a total of 181 screens for $70.2 million.  These cinemas are located in Hawaii and California and since the acquisition date through to December 31, 2008 produced gross revenues of $66.9 million.  This acquisition was financed, principally with a combination of institutional and seller financing totaling $71.0 million.  The purchase price is subject to downward adjustment depending upon future circumstances, up to a maximum possible downward adjustment of $21.0 million.

On September 16, 2008, we entered into an option agreement to sell our Auburn property for $28.5 million (AUS$36.0 million).  The option agreement called for an initial option payment of $948,000 (AUS$1.2 million), received on the agreement date, and four option installment payments of $316,000 (AUS$400,000), $316,000 (AUS$400,000), $316,000 (AUS$400,000), and $948,000 (AUS$1.2 million) payable over the subsequent 9 months.  As of December 31, 2008, we had received $1.3 million (AUS$1.6 million) in payments associated with this option agreement.  In May 2009, the buyer elected not to proceed further.  As a result, the buyer has lost the benefit of its previously paid $1.5 million (AUS$2.0 million) in option fees, and no longer has any right to acquire our Auburn property.

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

Our current cinema assets are as set forth in the following chart:

	Wholly Owned	Consolidated1	Unconsolidated2	Managed3	Totals
Australia	18 cinemas 135 screens	3 cinemas 16 screens	1 cinema4 16 screens	None	22 cinemas 167 screens
New Zealand	9 cinemas 48 screens	None	3 cinemas5 16 screens	None	12 cinemas 64 screens
United States	21 cinemas 222 screens	1 cinema6 6 screens	None	2 cinemas 9 screens	24 cinemas 237 screens
Totals	48 cinemas 405 screens	4 cinemas 22 screens	4 cinemas 32 screens	2 cinemas 9 screens	58 cinemas 468 screens

We focus on the ownership and operation of three categories of cinemas:

•	first, modern stadium seating multiplex cinemas featuring conventional film product;

•	second, specialty and art cinemas, such as our Angelika Film Centers in Manhattan and Dallas and the Rialto cinema chain in New Zealand; and

•	third, in some markets, particularly small town markets that will not support the development of a modern stadium design multiplex cinema, conventional sloped floor cinemas.

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

We also face competition from various other forms of beyond-the-home entertainment, including sporting events, concerts, restaurants, casinos, video game arcades, and nightclubs.  Our cinemas also face competition from live theatres and vice versa.

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

Over the past several years, cinema exhibitors have been looking increasingly to screen advertising as a way to boost income.  No assurances can be given that this source of income will be continuing or that the use of such advertising will not ultimately prove to be counterproductive by giving consumers a disincentive to choose going to the movies over at-home entertainment alternatives.

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

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.  Many of our properties are either (i) “special purpose” properties that could not be readily converted to general residential, retail or office use, or (ii) undeveloped land.  In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment and competitive factors may prevent the pass-through of such costs to tenants.

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

Since we are a Controlled Company, our Directors have determined to take advantage of certain exemptions provide by the NASDAQ from the corporate governance rules adopted by that Exchange.

Generally speaking, the NASDAQ requires listed companies to meet certain minimum corporate governance provisions.  However, a Controlled Corporation, such as we, may elect not to be governed by certain of these provisions.  Our board of directors has elected to exempt our Company from requirements that (i) at least a majority of our directors be independent, (ii) nominees to our board of directors be nominated by a committee comprised entirely of independent directors or by a majority of our Company’s independent directors, and (iii) the compensation of our chief executive officer be determined or recommended to our board of directors by a compensation committee comprised entirely of independent directors or by a majority of our Company’s independent directors.  Notwithstanding the determination by our board of directors to opt-out of these NASDAQ requirements, a majority of our board of directors is nevertheless currently comprised of independent directors, and our compensation committee is nevertheless currently comprised entirely of independent directors.

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

We are primarily in the business of leasing theatre space.  However, we may from time to time participate as an investor in a play, which can help facilitate the production of the play at one of our facilities, and do from time to time rent space on a basis that allows us to share in a productions revenues or profits.  Revenues, expenses, and profits are reported as a part of the real estate segment of our business.

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

Property7	Square Feet of Improvements (rental/entertainment)	Percentage Leased	Gross Book Value (in U.S. Dollars)
Auburn 100 Parramatta Road Auburn, NSW, Australia	57,000 / 57,000 Plus an 871-space subterranean parking structure	81%	$ 23,561,000
Belmont Knutsford Ave and Fulham St Belmont, WA, Australia	19,000 / 49,000	76%	$ 10,558,000
Cinemas 1, 2 & 38 1003 Third Avenue Manhattan, NY, USA	0 / 24,000	N/A	$ 23,812,000
Courtenay Central 100 Courtenay Place Wellington, New Zealand	38,000 / 68,000 Plus a 245,000 square foot parking structure	76%	$ 18,455,000
Invercargill Cinema 29 Dee Street Invercargill, New Zealand	7,000 / 20,000	85%	$ 1,916,000
Lake Taupo Motel 138-140 Lake Terrace Road Taupo, New Zealand	22,000 / 0	Short-term rentals	$ 2,397,000
Maitland Cinema Ken Tubman Drive Maitland, NSW, Australia	0 / 22,000	N/A	$ 1,661,000
Minetta Lane Theatre 18-22 Minetta Lane Manhattan, NY, USA	0 / 9,000	N/A	$ 8,299,000
Napier Cinema 154 Station Street Napier, New Zealand	5,000 / 18,000	100%	$ 2,148,000
Newmarket Newmarket, QLD, Australia	93,000 / 0	100%	$ 30,164,000
Orpheum Theatre 126 2nd Street Manhattan, NY, USA	0 / 5,000	N/A	$ 3,282,000
Royal George 1633 N. Halsted Street Chicago, IL, USA	37,000 / 23,000 Plus 21,000 square feet of parking	91%	$ 3,403,000
Rotorua Cinema 1281 Eruera Street Rotorua, New Zealand	0 / 19,000	N/A	$ 2,088,000
Union Square Theatre 100 E. 17th Street Manhattan, NY, USA	21,000 / 17,000	100%	$ 9,217,000

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

Property9	Square Footage (rental/entertainment)	Percentage Leased	Gross Book Value (in U.S. Dollars)
Manville	0 / 46,000	N/A	$ 1,873,000
Tower	0 / 16,000	N/A	$ 260,000
Village East	5,000 / 37,000	100%	$ 3,086,000
Waurn Ponds	6,000 / 52,000	100%	$ 4,915,000

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

Real Estate Development Properties

We are engaged in several real estate development projects:

Property10	Square Footage/ Acreage	Gross Book Value (in U.S. Dollars)	Status
Auburn, Sydney, Australia Land adjacent to our existing development	2.1 acres	$1,415,000	No longer held for sale. Buyer has elected not to proceed with its option to acquire this property, and we have elected to continue to operate the property for the foreseeable future.
Burwood, Victoria, Australia	50.6 acres	$38,026,000
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

Malulani Investments, Limited

In 2006, we acquired an 18.4% equity interest in Malulani Investments, Limited (“MIL”) a closely held private company organized under the laws of the State of Hawaii.  The assets of MIL consist principally of commercial properties in Hawaii and California.  Incident to the settlement of certain litigation, we have agreed to sell this interest to MIL’s controlling shareholder.  See Item 3, Legal Proceedings.

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

PART II

Item 6 – Selected Financial Data

The table below sets forth certain historical financial data regarding our Company.  This information is derived in part from, and should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “2008 Annual Report”), and the related notes to the consolidated financial statements (dollars in thousands, except per share amounts).

	As of or for the Year Ended December 31,
	2008 (1)	2007 (1)	2006 (1)	2005 (2)	2004 (2)
Revenue	$197,054	$119,235	$106,125	$98,105	$84,089
Operating income (loss)	$(2,288)	$5,149	$2,415	$(6,372)	$(6,322)
Gain (loss) from discontinued operations	$--	$1,912	$--	$12,231	$(469)
Net income (loss)	$(16,189)	$(1,100)	$4,528	$1,568	$(8,351)
Net income (loss) attributable to Reading International, Inc. shareholders	$(16,809)	$(2,103)	$3,856	$989	$(8,463)
Basic earnings (loss) per share – continuing operations	$(0.75)	$(0.18)	$0.17	$(0.51)	$(0.37)
Basic earnings (loss) per share – discontinued operations	$--	$0.09	$--	$0.55	$(0.02)
Basic earnings (loss) per share	$(0.75)	$(0.09)	$0.17	$0.04	$(0.39)
Diluted earnings (loss) per share – continuing operations	$(0.75)	$(0.18)	$0.17	$(0.51)	$(0.37)
Diluted earnings (loss) per share – discontinued operations	$--	$0.09	$--	$0.55	$(0.02)
Diluted earnings (loss) per share	$(0.75)	$(0.09)	$0.17	$0.04	$(0.39)
Other Information:

Shares outstanding	22,482,605	22,482,605	22,476,355	22,485,948	21,998,239
Weighted average shares outstanding	22,477,471	22,478,145	22,425,941	22,249,967	21,948,065
Weighted average dilutive shares outstanding	22,477,471	22,478,145	22,674,818	22,249,967	21,948,065

Total assets	$371,870	$346,071	$289,231	$253,057	$230,227
Total debt	$239,162	$177,195	$130,212	$109,320	$72,879
Working capital (deficit)	$12,516	$6,345	$(6,997)	$(14,282)	$(6,915)
Total stockholders’ equity	$69,447	$124,197	$110,262	$102,483	$105,480

EBIT	$1,030	$8,098	$12,734	$6,671	$(4,339)
Depreciation and amortization	$18,558	$11,921	$13,212	$12,384	$11,823
Add: Adjustments for discontinued operations	$--	$--	$--	$567	$1,915
EBITDA	$19,588	$20,019	$25,946	$19,622	$9,399
Debt to EBITDA	12.21	8.85	5.02	5.57	7.75

Capital expenditure (including acquisitions)	$75,167	$42,414	$16,389	$53,954	$33,180
Number of employees at 12/31	1,986	1,383	1,451	1,523	1,677

(1)
The summary selected data as of or for the years ended December 31, 2008, 2007 and 2006 reflect the retrospective adjustments and the correction of an error for the year ended December 31, 2008.  Please see the explanatory note to this Form 10-K/A and Note 28 – Restatement of Consolidated Financial Statements to our 2008 Consolidated Financial Statements.

(2)	The summary selected financial data as of and for the years ended December 31, 2005 and 2004 reflect the retrospective adjustments described in the explanatory note to this Form 10-K/A.

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

•
the use of EBIT as a financial measure also (i) removes the impact of tax timing differences which may vary from time to time and from jurisdiction to jurisdiction, (ii) allows us to compare our performance to that achieved by other companies, and (iii) is useful as a financial measure that removes the impact of our historically significant net loss carry forwards.

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

Neither EBIT nor EBITDA is a measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States for purposes of analyzing our profitability.  The exclusion of various components such as interest, taxes, depreciation and amortization necessarily limit the usefulness of these measures when assessing our financial performance, as not all funds depicted by EBITDA are available for management’s discretionary use.  For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements to service debt, to fund necessary capital expenditures and to meet other commitments from time to time as described in more detail in this Annual Report on Form 10-K/A.

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

EBITDA, as calculated by us, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of net income (loss) to EBIT and EBITDA is presented below (dollars in thousands):

	2008 (1)	2007 (1)	2006 (1)	2005 (2)	2004 (2)
Net income (loss) attributable to Reading International, Inc. shareholders	$(16,809)	$(2,103)	$3,856	$989	$(8,463)
Add: Interest expense, net	15,740	8,163	6,608	4,473	3,078
Add: Income tax expense	2,099	2,038	2,270	1,209	1,046
EBIT	$1,030	$8,098	$12,734	$6,671	$(4,339)
Add: Depreciation and amortization	18,558	11,921	13,212	12,384	11,823
Adjustments for discontinued operations:
Add: Interest expense, net	--	--	--	310	839
Add: Depreciation and amortization	--	--	--	257	1,076

EBITDA	$19,588	$20,019	$25,946	$19,622	$9,399

(1)
The EBITDA reconciliation for the years ended December 31, 2008, 2007 and 2006 reflect the retrospective adjustments and the correction of an error for the year ended December 31, 2008.  Please see the explanatory note to this Form 10-K/A and Note 28 – Restatement of Consolidated Financial Statements to our 2008 Consolidated Financial Statements.

(2)	The EBITDA reconciliation for the years ended December 31, 2005 and 2004 reflect the retrospective adjustments described in the explanatory note to this Form 10-K/A.

Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following review should be read in conjunction with the consolidated financial statements and related notes included in our 2008 Annual Report.  Historical results and percentage relationships do not necessarily indicate operating results for any future periods.  The financial information in this item has been updated to reflect the retrospective application of SFAS 160 and SFAS 144 and the correction of the immaterial error as discussed in Note 28 – Restatement of Consolidated Financial Statements to our 2008 Consolidated Financial Statements in Item 8 of this Form 10-K/A.

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

On September 16, 2008, we entered into an option agreement to sell our Auburn property for $28.5 million (AUS$36.0 million).  The option agreement called for an initial option payment of $948,000 (AUS$1.2 million), received on the agreement date, and four option installment payments of $316,000 (AUS$400,000), $316,000

(AUS$400,000), $316,000 (AUS$400,000), and $948,000 (AUS$1.2 million) payable over the subsequent 9 months.  As of December 31, 2008, we had received $1.3 million (AUS$1.6 million) in payments associated with this option agreement.  In May 2009, the buyer elected not to proceed further.  As a result, the buyer has lost the benefit of its previously paid $1.5 million (AUS$2.0 million) in option fees, and no longer has any right to acquire our Auburn property.

In 2008, we acquired the following real property interests:

•
Taringa Land.  During the first quarter of 2008, we acquired or entered into agreements to acquire four contiguous properties of approximately 50,000 square feet, for which we are in the planning stages for a mixed-use development project.  The aggregate purchase price of these properties is $9.8 million (AUS$13.7 million), of which $2.5 million (AUS$2.8 million) relates to the three properties that have been acquired and $7.6 million (AUS$10.9 million) relates to the one property that is under contract to be acquired.  Our obligation to close on the fourth property is subject to certain conditions (which we may waive) including a rezoning condition.  We have made a $209,000 (AUS$300,000) deposit on this property.

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

•
a 25% interest, representing an investment of $3.0 million, in the company redeveloping the site of our old Sutton Cinema site in Manhattan, New York.  The property has been redeveloped as an approximately 143,000 square foot residential condominium project with ground floor retail and marketed under the name “Place 57.”  In 2006, the joint venture was able to close on the sales of 59 condominiums resulting in gross sales of $117.7 million and equity earnings from unconsolidated joint venture to us of $8.3 million.  During 2007, this joint venture sold the remaining eight residential condominiums resulting in gross sales of $25.7 million and equity earnings from unconsolidated joint venture to us of $1.3 million.  As of December 31, 2008, we had received distributions totaling $9.5 million from the earnings of this project and we have received $2.1 million of return of capital investment.  The remaining commercial unit was sold in February 2009 for approximately $4.0 million;

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

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, at the end of the third quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.  We review internal management reports on a monthly basis as well as monitor current and potential future competition in film markets for indications of potential impairment.  We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment and we take into consideration the seasonality of our business.  If the sum of the estimated future cash flows, undiscounted, were to be less than the carrying amount of the asset, then an impairment would be recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on a discounted cash flow calculation.  Goodwill and intangible assets are evaluated on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value.  There are significant assumptions and estimates used in determining the future cash flows and terminal value.  Accordingly, actual results could vary materially from such estimates.  Based on calculations of current value, we recorded impairment losses of $4.3 million relating to certain of our property and cinema locations for the year ended December 31, 2008.

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards.  We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.  As of December 31, 2008, we had recorded approximately $59.9 million of deferred tax assets related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards and tax credit carry forwards.  These deferred tax assets were fully offset by a valuation allowance in the same amount, resulting in a net deferred tax asset of zero.  The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.  There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carry forwards and tax credit carry forwards.

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

Year Ended December 31, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$181,188	$23,694	$(7,828)	$197,054
Operating expense	153,064	9,791	(7,828)	155,027
Depreciation & amortization	13,702	4,200	--	17,902
Impairment expense	351	3,968	--	4,319
General & administrative expense	3,834	1,121	--	4,955
Segment operating income	$10,237	$4,614	$--	$14,851

Year Ended December 31, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$103,467	$21,887	$(6,119)	$119,235
Operating expense	83,875	8,324	(6,119)	86,080
Depreciation & amortization	6,942	4,418	--	11,360
General & administrative expense	3,195	831	--	4,026
Segment operating income	$9,455	$8,314	$--	$17,769
Year Ended December 31, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$94,048	$17,285	$(5,208)	$106,125
Operating expense	75,350	7,365	(5,208)	77,507
Depreciation & amortization	8,648	4,080	--	12,728
General & administrative expense	3,658	782	--	4,440
Segment operating income	$6,392	$5,058	$--	$11,450

Reconciliation to net income (loss):	2008	2007	2006
Total segment operating income	$14,851	$17,769	$11,450
Non-segment:
Depreciation and amortization expense	656	561	484
General and administrative expense	16,483	12,059	8,551
Operating income (loss)	(2,288)	5,149	2,415
Interest expense, net	(15,740)	(8,163)	(6,608)
Other income (expense)	991	(505)	(1,998)
Gain on disposal of discontinued operations	--	1,912	--
Income tax expense	(2,099)	(2,038)	(2,270)
Equity earnings of unconsolidated joint ventures and entities	497	2,545	9,547
Gain on sale of unconsolidated joint venture	2,450	--	3,442
Net income (loss)	$(16,189)	$(1,100)	$4,528
Net income attributable to noncontrolling interests	(620)	(1,003)	(672)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(16,809)	$(2,103)	$3,856

Cinema Segment

The following tables and discussion that follows detail our operating results for our 2008, 2007 and 2006 cinema segment (dollars in thousands):

Year Ended December 31, 2008	United States	Australia	New Zealand	Total
Admissions revenue	$64,881	$48,479	$14,141	$127,501
Concessions revenue	25,097	16,279	4,166	45,542
Advertising and other revenues	4,760	2,515	870	8,145
Total revenues	94,738	67,273	19,177	181,188

Cinema costs	77,455	51,202	15,242	143,899
Concession costs	4,476	3,641	1,048	9,165
Total operating expense	81,931	54,843	16,290	153,064

Depreciation and amortization	9,174	2,831	1,697	13,702
Impairment expense	--	--	351	351
General & administrative expense	2,735	1,094	5	3,834
Segment operating income	$898	$8,505	$834	$10,237

Year Ended December 31, 2007	United States	Australia	New Zealand	Total
Admissions revenue	$18,647	$41,722	$14,683	$75,052
Concessions revenue	5,314	13,577	4,302	23,193
Advertising and other revenues	2,043	2,277	902	5,222
Total revenues	26,004	57,576	19,887	103,467

Cinema costs	18,385	44,460	15,868	78,713
Concession costs	1,029	3,017	1,116	5,162
Total operating expense	19,414	47,477	16,984	83,875

Depreciation and amortization	2,003	3,212	1,727	6,942
General & administrative expense	2,140	1,036	19	3,195
Segment operating income	$2,447	$5,851	$1,157	$9,455

Year Ended December 31, 2006	United States	Australia	New Zealand	Total
Admissions revenue	$18,891	$36,564	$13,109	$68,564
Concessions revenue	5,472	11,288	4,001	20,761
Advertising and other revenues	1,710	2,098	915	4,723
Total revenues	26,073	49,950	18,025	94,048

Cinema costs	18,176	38,743	13,763	70,682
Concession costs	1,047	2,584	1,037	4,668
Total operating expense	19,223	41,327	14,800	75,350

Depreciation and amortization	1,890	5,445	1,313	8,648
General & administrative expense	2,614	1,027	17	3,658
Segment operating income	$2,346	$2,151	$1,895	$6,392

Cinema Results for 2008 Compared to 2007

•	cinema revenue increased in 2008 by $77.7 million or 75.1% compared to 2007. The geographic activity of our revenues can be summarized as follows:

o	United States - Revenues in the United States increased by $68.7 million or 264.3% primarily from our newly acquired Consolidated Entertainment cinemas.

o	Australia - Revenues in Australia increased by $9.7 million or 16.8%. This increase in revenues was attributable to an increase in admissions revenues of $6.7 million related to an increase in box office admissions of 392,000 coupled with a $0.28 increase in average ticket price, concessions revenues of $2.7 million, and advertising and other revenues of $238,000.  This increase in revenues was primarily related to more appealing film product in late 2008 compared to the film offerings in 2007 coupled with an increase in the average admissions price of 3.2%.

o
New Zealand - Revenues in New Zealand decreased by $710,000 or 3.6%.  This decrease in revenues was attributable to a drop in admissions revenues of $542,000, a decrease in concessions revenues of $136,000, and a decrease in advertising and other revenues of $32,000.  These decreases in revenues were primarily related to a drop in admits by 152,000 since 2007.

•
operating expense increased in 2008 by $69.2 million or 82.5% compared to 2007.  The year on year comparison of operating expenses increased in relation to revenues from 81% to 84%.  This increase in cinema costs was driven by the US and primarily related to higher film rent expense associated with our newly acquired Consolidated Entertainment cinemas whose film product is primarily wide release films resulting in higher film rent cost compared to our predominately pre-acquisition art cinemas in the United States, which generally have lower film rent costs.

o	United States - Operating expenses in the United States increased by $62.5 million or 322.0% due to the aforementioned newly acquired Consolidated Entertainment cinemas.

o	Australia - Operating expenses in Australia increased by $7.4 million or 15.5%. This increase was in line with the above-mentioned increase in cinema revenues.

o	New Zealand - Operating expenses in New Zealand decreased by $694,000 or 4.1%. This decrease was in line with the above-mentioned decrease in cinema revenues.

•	depreciation expense increased in 2008 by $6.8 million or 97.4% compared to 2007. This increase is primarily from our newly acquired Consolidated Entertainment cinemas.

•
general and administrative expense increased in 2008 by $639,000 or 20.0% compared to 2007.  The change was primarily related to the purchase and operations of our newly acquired Consolidated Entertainment cinemas and legal matters associated with our cinema assets.

•	we recorded a one-time $351,000 impairment charge related to certain New Zealand cinema assets during 2008. This impairment expense did not occur previously in 2007.

•
the Australia annual average exchange rates have increased by 1.6% and the New Zealand annual average exchange rates have decreased by 3.0% since 2007, which have had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•
cinema segment operating income increased in 2008 by $782,000 compared to 2007 primarily from our improved cinema operations in Australia offset by lower operating income in the United States and New Zealand due to the aforementioned higher depreciation and general and administrative expense in the U.S. coupled with the one-time impairment charge in New Zealand.

Cinema Results for 2007 Compared to 2006

•	cinema revenue increased in 2007 by $9.4 million or 10.0% compared to 2006. The geographic activity of our revenues can be summarized as follows:

o
United States - Revenues in the United States decreased by $69,000 or 0.3%.  This decrease in revenues was attributable to a decrease in admissions revenues of $244,000 and concessions revenues of $158,000 offset by an increase in advertising and other revenues of $333,000.  The decrease in admissions and concessions revenues resulted from lower year-end holiday admissions compared to 2006.  The increase in other revenues related to more screen rentals during 2007 than in 2006.

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

•
operating expense increased in 2007 by $8.5 million or 11.3% compared to 2006.  The year on year comparison of operating expenses held somewhat steady in relation to revenues at 81% in 2007 compared to 80% in 2006.

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

Real Estate Segment

As discussed above, our other major business segment is the development and management of real estate.  These holdings include our rental live theaters, certain fee owned properties used in our cinema business, and unimproved real estate held for development.  The tables and discussion that follow detail our operating results for our 2008, 2007, and 2006 real estate segment (dollars in thousands):

Year Ended December 31, 2008	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,583	$--	$--	$3,583
Property rental income	3,332	9,690	7,089	20,111
Total revenues	6,915	9,690	7,089	23,694

Live theater costs	1,892	--	--	1,892
Property rental cost	2,913	3,262	1,724	7,899
Total operating expense	4,805	3,262	1,724	9,791

Depreciation and amortization	351	2,189	1,660	4,200
Impairment expense	--	3,091	877	3,968
General & administrative expense	14	1,019	88	1,121
Segment operating income	$1,745	$129	$2,740	$4,614

Year Ended December 31, 2007	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$4,043	$--	$--	$4,043
Property rental income	1,534	9,336	6,974	17,844
Total revenues	5,577	9,336	6,974	21,887

Live theater costs	2,105	--	--	2,105
Property rental cost	1,210	3,076	1,933	6,219
Total operating expense	3,315	3,076	1,933	8,324

Depreciation and amortization	376	2,355	1,687	4,418
General & administrative expense	15	665	151	831
Segment operating income	$1,871	$3,240	$3,203	$8,314

Year Ended December 31, 2006	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,667	$--	$--	$3,667
Property rental income	1,720	6,333	5,565	13,618
Total revenues	5,387	6,333	5,565	17,285

Live theater costs	2,193	--	--	2,193
Property rental cost	1,164	2,658	1,350	5,172
Total operating expense	3,357	2,658	1,350	7,365

Depreciation and amortization	427	2,129	1,524	4,080
General & administrative expense	--	782	--	782
Segment operating income	$1,603	$764	$2,691	$5,058

Real Estate Results for 2008 Compared to 2007

•
revenue increased by $1.8 million or 8.3% when compared 2007.  The increase was primarily related to real estate associated with our newly acquired Consolidated Entertainment cinemas, higher rental revenues from the majority of our Australia tenancies, and our newly acquired properties in New Zealand.  These increases were offset in part due to decreases in live theater rental revenue compared to the same period in 2007.

•
operating expense increased by $1.5 million or 17.6% when compared to 2007.  This increase in expense was primarily related to our newly acquired Consolidated Entertainment cinemas that have ancillary real estate, coupled with increasing utility and other operating costs primarily in our U.S. properties.

•	depreciation expense decreased by $218,000 or 4.9% when compared to 2007.

•	we recorded a one-time $4.0 million impairment charge related to certain Australia and New Zealand real estate assets during 2008. This impairment expense did not occur previously in 2007.

•	general and administrative expense increased by $290,000 when compared to 2007 primarily due to increased property activities related to our acquisitions in Australia.

•
the Australia annual average exchange rates have increased by 1.6% and the New Zealand annual average exchange rates have decreased by 3.0% since 2007, which have had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	as a result of the above, real estate segment income decreased during 2008 by $3.7 million compared to 2007.

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

•	$891,000 of professional fees; and

•	$2.1 million of legal fees associated principally with our tax litigation and Malulani Investments, Limited cases.

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

•	our expense relating to noncontrolling interests decreased by $383,000 compared to 2007 primarily due to reduced projected value of the Reading Landplan projects;

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

•
our expense relating to noncontrolling interests increased by $331,000 compared to 2006 due to an improvement in cinema admission sales particularly in our Australia, joint venture cinemas and an increased activity in Reading Landplan;

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

Net Income Attributable to Reading International, Inc. Common Shareholders

For the years ending 2008 and 2007, our consolidated business units produced net losses attributable to Reading International, Inc. common shareholders of $16.8 million and $2.1 million, respectively.  For 2006, we achieved net income attributable to Reading International, Inc. common shareholders of $3.9 million.  For many of the years prior to 2006, we consistently experienced net losses.  However, as explained in the Cinema and Real Estate segment sections above, we have generally noted improvements in our segment operating income such that we have a positive segment operating income for each of the years of 2008, 2007, and 2006 that in years past has typically been negative.  Although we cannot assure that this trend will continue, we are committed to the overall improvement of earnings through good fiscal management.

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

Financing Activities

Cash provided by financing activities for 2008 was $60.2 million compared to $33.9 million in 2007, and $13.9 million in 2006.  The following summarizes our financing activities for each of the three years ending December 31, 2008:

The $60.2 million cash used in 2008 was primarily related to:

•	$48.0 million of net proceeds from our new GE Capital Term Loan used to finance the Consolidated Entertainment transaction;

•	$7.1 million of net proceeds from our new Liberty Theatres loan;

•	$4.5 million of borrowing on the Nationwide Loans; and

•	$13.2 million of borrowing on our Australia and New Zealand credit facilities;

offset by

•	$9.4 million of loan repayments including $9.0 million to pay down on our GE Capital loan;

•	$1.1 million waiver fee on our trust preferred securities; and

•	$1.6 million in distributions to holders of noncontrolling interests.

The $33.9 million cash used in 2007 was primarily related to:

•	$49.9 million of net proceeds from our Trust Preferred Securities;

•	$14.4 million of net proceeds from our Euro-Hypo loan;

•	$3.1 million of proceeds from our margin account on marketable securities; and

•	$27.9 million of additional borrowing on our Australia and New Zealand credit facilities;

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

•	$3.9 million in distributions to holders of noncontrolling interests.

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

•	$1.2 million in distributions to holders of noncontrolling interests.

Future Liquidity and Capital Resources

We believe that we have sufficient borrowing capacity to meet our short-term working capital requirements (see discussion below regarding our Trust Preferred Securities).

During the past 24 months, we have put into place several measures that have already had a positive effect on our overall liquidity, including:

•
on February 5, 2007, we issued $51.5 million in Trust Preferred Securities through our wholly owned trust subsidiary.  We used the funds principally to pay off our bank indebtedness in New Zealand by $34.4 million (AUS$50.0 million) and to pay down our indebtedness in Australia by $5.8 million (AUS$7.4 million).  On December 31, 2008, we secured a waiver of all financial covenants with respect to our Trust Preferred Securities for a period of nine years, in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million and a contractual obligation to pay $270,000 in December 2011 and $270,000 in December 2014.  In the event that these payments are not made, the only remedy is the termination of the waiver.  Additionally, in January 2009, we took advantage of current market illiquidity for securities such as our Trust Preferred Securities to repurchase $22.9 million of those securities for $11.5 million.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at December 31, 2008 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$1,347	$16,598	$73,628	$15,921	$62,592	$3,529	$173,615
Long-term debt to related parties	--	14,000	--	--	--	--	14,000
Subordinated notes	--	--	--	--	--	51,547	51,547
Pension liability	6	11	17	23	29	2,480	2,566
Lease obligations	27,335	26,895	26,354	24,914	22,452	92,390	220,340
Interest on long-term debt	15,930	15,756	16,040	9,385	5,003	34,229	96,343
Total	$44,618	$73,260	$116,039	$50,243	$90,076	$184,175	$558,411

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

Unconsolidated Joint Venture Debt

Total debt of unconsolidated joint ventures was $785,000 and $4.2 million as of December 31, 2008 and December 31, 2007, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $261,000 and $2.0 million as of December 31, 2008 and December 31, 2007, respectively.  Each loan is without recourse to any assets other than our interests in the individual joint venture.

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

Recent Accounting Pronouncements

SFAS No. 141(R) and No. 160

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (“SFAS No. 141(R)”) and SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred.  SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity and eliminates “minority interest accounting” such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations.  SFAS No. 141(R) and SFAS No. 160 require concurrent adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008.  Early adoption of either standard is prohibited.  However, we adopted SFAS No. 160 effective January 1, 2009 and have applied this statement retrospectively for the purposes of this Form 10-K/A.  See Note 28 – Restatement of Consolidated Financial Statements to our 2008 Consolidated Financial Statements for our discussion of the retrospective adjustments presented in the consolidated financial statements for the adoption of SFAS No. 160.

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

At December 31, 2008, approximately 43% and 18% of our assets (determined by the book value of such assets) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $19.6 million in cash and cash equivalents.  At December 31, 2007, approximately 51% and 25% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $10.3 million in cash and cash equivalents.

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

Historically, our policy has been to borrow in local currencies to finance the development and construction of our entertainment complexes in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, approximately 42% and 82% of our Australian and New Zealand assets (based on book value), respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $6.6 million and $5.5 million, respectively, and the change in annual net income would be $32,000 and $141,000, respectively.  At the present time, we have no plan to hedge such exposure.  On February 5, 2007 we issued $51.5 million in 20-year fully subordinated notes and paid off our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and retired a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million).  By paying off our New Zealand debt and paying down on our Australia debt with the proceeds of our Trust Preferred Securities, we have added an increased element of currency risk to our Company.  We believe that this currency risk is mitigated by the long-term nature of the fully subordinated notes and our recent ability to repurchase, at a discount, some of these securities.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  We have accumulated unrealized foreign currency translation gains of approximately $9.0 million and $48.2 million as of December 31, 2008 and 2007, respectively.

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
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

/s/    DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Los Angeles, California
March 16, 2009 (October 20, 2009 as to the effects of the retrospective application of Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 and of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and correction of an error discussed in Note 28).

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2008 and 2007
(U.S. dollars in thousands)
	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$30,874	$20,782
Receivables	7,868	5,671
Inventory	797	654
Investment in marketable securities	3,100	4,533
Restricted cash	1,656	59
Prepaid and other current assets	2,324	3,800
Total current assets	46,619	35,499
Land held for sale	--	1,984
Property held for development	10,421	11,068
Property under development	58,595	66,787
Property & equipment, net	173,662	178,174
Investment in unconsolidated joint ventures and entities	11,643	15,480
Investment in Reading International Trust I	1,547	1,547
Goodwill	34,964	19,100
Intangible assets, net	25,118	8,448
Other assets	9,301	7,984
Total assets	$371,870	$346,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$13,170	$12,331
Film rent payable	7,315	3,275
Notes payable – current portion	1,347	395
Note payable to related party – current portion	--	5,000
Taxes payable	6,425	4,770
Deferred current revenue	5,645	3,214
Other current liabilities	201	169
Total current liabilities	34,103	29,154
Notes payable – long-term portion	172,268	111,253
Notes payable to related party – long-term portion	14,000	9,000
Subordinated debt	51,547	51,547
Noncurrent tax liabilities	6,347	5,418
Deferred non-current revenue	554	566
Other liabilities	23,604	14,936
Total liabilities	302,423	221,874
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,564,339 issued and 20,987,115 outstanding at December 31, 2008 and at December 31, 2007	216	216
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at December 31, 2008 and at December 31, 2007	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no issued or outstanding shares at December 31, 2008 and 2007	--	--
Additional paid-in capital	133,906	131,930
Accumulated deficit	(69,479)	(52,670)
Treasury shares	(4,306)	(4,306)
Accumulated other comprehensive income	7,278	46,177
Total Reading International, Inc. stockholders’ equity	67,630	121,362
Noncontrolling interests	1,817	2,835
Total stockholders’ equity	69,447	124,197
Total liabilities and stockholders’ equity	$371,870	$346,071

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations for the Three Years Ended December 31, 2008
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Operating revenue
Cinema	$181,188	$103,467	$94,048
Real estate	15,866	15,768	12,077
Total operating revenue	197,054	119,235	106,125
Operating expense
Cinema	145,236	77,756	70,142
Real estate	9,791	8,324	7,365
Depreciation and amortization	18,558	11,921	13,212
Impairment expense	4,319	--	--
General and administrative	21,438	16,085	12,991
Total operating expense	199,342	114,086	103,710

Operating income (loss)	(2,288)	5,149	2,415

Interest income	1,009	798	308
Interest expense	(16,749)	(8,961)	(6,916)
Net loss on sale of assets	--	(185)	(45)
Other income (expense)	991	(320)	(1,953)
Loss before discontinued operations, income tax expense, and equity earnings of unconsolidated joint ventures and entities	(17,037)	(3,519)	(6,191)
Gain on sale of a discontinued operation, net of tax	--	1,912	--
Loss before income tax expense and equity earnings of unconsolidated joint ventures and entities	(17,037)	(1,607)	(6,191)
Income tax expense	(2,099)	(2,038)	(2,270)
Loss before equity earnings of unconsolidated joint ventures and entities	(19,136)	(3,645)	(8,461)
Equity earnings of unconsolidated joint ventures and entities	497	2,545	9,547
Gain on sale of unconsolidated joint venture	2,450	--	3,442
Net income (loss)	$(16,189)	$(1,100)	$4,528
Net income attributable to noncontrolling interests	(620)	(1,003)	(672)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(16,809)	$(2,103)	$3,856
Earnings (loss) per common share attributable to Reading International, Inc. shareholders – basic:
Earnings (loss) from continuing operations	$(0.75)	$(0.18)	$0.17
Earnings (loss) from discontinued operations, net	0.00	0.09	0.00
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$(0.75)	$(0.09)	$0.17
Weighted average number of shares outstanding – basic	22,477,471	22,478,145	22,425,941
Earnings (loss) per common share attributable to Reading International, Inc. shareholders – diluted:
Earnings (loss) from continuing operations	$(0.75)	$(0.18)	$0.17
Earnings (loss) from discontinued operations, net	0.00	0.09	0.00
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$(0.75)	$(0.09)	$0.17
Weighted average number of shares outstanding – diluted	22,477,471	22,478,145	22,674,818

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2008
(U.S. dollars in thousands)

	Common Stock
	Class A Shares	Class A Par Value	Class B Shares	Class B Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Reading International, Inc. Stockholders’ Equity	Noncontrolling interests	Total Stockholders’ Equity
At January 1, 2006	20,990	$215	1,495	$15	$128,028	$(3,515)	$(53,914)	$28,575	$99,404	$3,079	$102,483
Net income	--	--	--	--	--	--	3,856	--	3,856	672	4,528
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	4,928	4,928	19	4,947
Unrealized loss on securities	--	--	--	--	--	--	--	(110)	(110)	--	(110)
Total comprehensive income	--	--	--	--	--	--	--	--	8,674	691	9,365
Stock option and restricted stock compensation expense	16	--	--	--	284	--	--	--	284	--	284
Class A common stock received upon exercise of put option	(99)	--	--	--	--	(791)	--	--	(791)	--	(791)
Class A common stock issued for stock options exercised	74	1	--	--	87	--	--	--	88	--	88
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(1,167)	(1,167)
At December 31, 2006	20,981	216	1,495	15	128,399	(4,306)	(50,058)	33,393	107,659	2,603	110,262
Net loss	--	--	--	--	--	--	(2,103)	--	(2,103)	1,003	(1,100)
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	14,731	14,731	49	14,780
Accrued pension service costs	--	--	--	--	--	--	--	(2,063)	(2,063)	--	(2,063)
Unrealized gain on securities	--	--	--	--	--	--	--	116	116	--	116
Total comprehensive income	--	--	--	--	--	--	--	--	10,681	1,052	11,733
Stock option and restricted stock compensation expense	--	--	--	--	994	--	--	--	994	--	994
Adjustment to accumulated deficit for adoption of FIN 48	--	--	--	--	--	--	(509)	--	(509)	--	(509)
Exercise of Sutton Hill Properties option	--	--	--	--	2,512	--	--	--	2,512	--	2,512
Class A common stock issued for stock options exercised	6	--	--	--	25	--	--	--	25	--	25
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	3,050	3,050
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(3,870)	(3,870)
At December 31, 2007	20,987	216	1,495	15	131,930	(4,306)	(52,670)	46,177	121,362	2,835	124,197
Net loss	--	--	--	--	--	--	(16,809)	--	(16,809)	620	(16,189)
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	(39,196)	(39,196)	(53)	(39,249)
Accrued pension service costs	--	--	--	--	--	--	--	318	318	--	318
Unrealized loss on securities	--	--	--	--	--	--	--	(21)	(21)	--	(21)
Total comprehensive loss	--	--	--	--	--	--	--	--	(55,708)	567	(55,141)
Stock option and restricted stock compensation expense	--	--	--	--	1,976	--	--	--	1,976	--	1,976
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(1,585)	(1,585)
At December 31, 2008	20,987	$216	1,495	$15	$133,906	$(4,306)	$(69,479)	$7,278	$67,630	$1,817	$69,447

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2008
(U.S. dollars in thousands)
	Year Ended December 31,
	2008	2007	2006
Operating Activities
Net income (loss)	$(16,189)	$(1,100)	$4,528
Adjustments to reconcile net income( loss) to net cash provided by operating activities:
Realized (gain) loss on foreign currency translation	574	(131)	38
Equity earnings of unconsolidated joint ventures and entities	(497)	(2,545)	(9,547)
Distributions of earnings from unconsolidated joint ventures and entities	951	4,619	6,647
Gain on the sale of unconsolidated joint venture or entity	(2,450)	--	(3,442)
Gain on sale of Glendale Building	--	(1,912)	--
(Gain) loss on sale of marketable securities	--	(773)	--
Actuarial gain on pension plan	--	385	--
Loss provision on marketable securities	607	779	--
Loss provision on impairment of asset	4,319	89	--
Loss on extinguishment of debt	--	99	167
Loss on sale of assets, net	--	185	45
Gain on insurance settlement	(910)	--	--
Depreciation and amortization	18,558	11,921	13,212
Amortization of prior service costs related to pension plan	318	253	--
Amortization of above and below market lease	637	--	--
Amortization of deferred financing costs	1,235	--	--
Amortization of straight-line rent	1,459	--	--
Stock based compensation expense	1,976	994	284
Changes in assets and liabilities:
(Increase) decrease in receivables	(3,152)	1,377	(556)
(Increase) decrease in prepaid and other assets	784	(1,753)	(1,914)
Increase in payable and accrued liabilities	4,677	307	1,108
Increase (decrease) in film rent payable	4,856	(1,631)	(103)
Increase in deferred revenues and other liabilities	6,562	2,121	1,442
Net cash provided by operating activities	24,315	13,284	11,909
Investing Activities
Proceeds from sale of unconsolidated joint venture	3,267	--	4,573
Acquisitions of real estate and leasehold interests	(51,746)	(20,633)	(8,087)
Acquisition deposit	2,000	(2,000)	--
Purchases of and additions to property and equipment	(23,420)	(21,781)	(8,302)
Investment in Reading International Trust I	--	(1,547)	--
Distributions of investment in unconsolidated joint ventures and entities	311	2,445	--
Investment in unconsolidated joint ventures and entities	(372)	--	(2,676)
(Increase) decrease in restricted cash	(1,852)	981	(844)
Option proceeds	1,363	--	--
Purchases of marketable securities	--	(15,651)	(8,109)
Sale of marketable securities	--	19,900	--
Proceeds from insurance settlement	910	--	--
Net cash used in investing activities	(69,539)	(38,286)	(23,445)
Financing Activities
Repayment of long-term borrowings	(9,414)	(57,560)	(6,242)
Proceeds from borrowings	74,734	97,632	19,274
Capitalized borrowing costs	(3,581)	(2,334)	(223)
Option deposit received	--	--	3,000
Proceeds from exercise of stock options	--	25	88
Repurchase of Class A Nonvoting Common Stock	--	--	(791)
Proceeds from contributions of noncontrolling interests	--	50	--
Noncontrolling interests distributions	(1,585)	(3,870)	(1,167)
Net cash provided by financing activities	60,154	33,943	13,939
Effect of exchange rate on cash	(4,838)	833	57
Increase in cash and cash equivalents	10,092	9,774	2,460

Cash and cash equivalents at beginning of year	20,782	11,008	8,548
Cash and cash equivalents at end of year	$30,874	$20,782	$11,008
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings, net of amounts capitalized	$18,018	$12,389	$8,731
Income taxes	$319	$282	$585
Non-Cash Transactions
Note payable due to Seller issued for acquisition (Note 12)	14,750	--	--
Increase (decrease) in cost basis of Cinemas 1, 2 & 3 related to the purchase price adjustment of the call option liability to a related party	--	(2,100)	1,087
Adjustment to retained earnings related to adoption of FIN 48 (Note 10)	--	509	--
Decrease in deposit payable and increase in noncontrolling interest related to the exercise of the Cinemas 1, 2 & 3 call option by a related party (Note 15)	--	(3,000)	--
Decrease in call option liability and increase in additional paid in capital related to the exercise of the Cinemas 1, 2 & 3 call option by a related party (Note 15)	--	(2,512)	--
Accrued addition to property and equipment	--	385	--

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

Accounting for the Impairment of Long Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is then measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  We recorded impairment losses of approximately $4.3 million relating to certain of our property under development, property held for development, and cinema locations for the year ended December 31, 2008.  Our impairment calculations contain uncertainties and use significant estimates and judgments, and are based on the information available at the balance sheet date.  Future economic and other events could negatively impact the evaluation and future material impairment charges may become necessary.  We evaluate impairment for our joint venture investments using a discounted cash flow analysis in accordance with APB 18.

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

A property is classified as held for sale when certain criteria, as set forth under SFAS No. 144, are met.  At such time, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and ceases to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell.  We had one property in Australia previously classified as held for sale as of December 31, 2008 However, that property was ultimately not sold, and as we have determined to continue to operate the property for the foreseeable future, it is no longer classified as held for sale (see Note 9 – Assets Held for Sale and Related Items and Note 28 – Restatement of Consolidated Financial Statements).

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

General and Administrative Expenses

For the years ended December 31, 2008, 2007, and 2006, we booked gains on the settlement of litigation of $2.5 million, $523,000, and $900,000, respectively, included in other income, as a recovery of legal expenses previously included in general and administrative expenses.

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

Income Taxes

Having subsidiaries that are corporations, we account for income taxes under SFAS No. 109, Accounting for Income Taxes, which prescribes an asset and liability approach.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  Income tax expense (benefit) is the tax payable (refundable) for the period and the change during the period in deferred tax assets and liabilities.

Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares of Class A and Class B Stock outstanding during the years ended December 31, 2008, 2007, and 2006, respectively.  Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding plus the dilutive effect of stock options and unvested restricted stock.  We had unissued restricted stock of 152,520 shares as of the year ended December 31, 2008 and stock options to purchase 577,850, 577,850, and 514,100 shares of Class A Common Stock were outstanding at December 31, 2008, 2007, and 2006, respectively, at a weighted average exercise price of $5.60, $5.60, and $5.21 per share, respectively.  Stock options to purchase 185,100 shares of Class B Common Stock were outstanding at each of the years ended December 31, 2008, 2007, and 2006 at a weighted average exercise price of $9.90 per share.  In accordance with SFAS No. 128 – Earnings Per Share, as we had recorded a loss from continuing operations before discontinued operations for the years ended December 31, 2008 and 2007, the effect of the stock options and restricted stock was anti-dilutive and accordingly excluded from the earnings per share computation.

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

Business Acquisition Valuations under SFAS No. 141

The assets and liabilities of businesses acquired are recorded at their respective preliminary fair values as of the acquisition date in accordance with SFAS No. 141 - Business Combinations.  Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values.  We use independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We also perform valuations and physical counts of property, plant and equipment, valuations of investments and the involuntary termination of employees, as necessary.  Costs in excess of the net fair values of assets and liabilities acquired are recorded as goodwill.

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

The financial assets and liabilities recorded at fair value in our consolidated financial statements are marketable securities and interest rate swaps.  The carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities.  The remaining financial assets and liabilities that are only disclosed at fair value are comprised of notes payable, trust preferred securities, and other debt instruments.  We estimated the fair value of our secured mortgage notes payable, our unsecured notes payable, trust preferred securities, and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate.  We calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of our debt adding an appropriate credit spreads derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

We will adopt SFAS No. 157 for our non-financial assets and non-financial liabilities on January 1, 2009 in accordance with FSP SFAS 157-2.  We believe the adoption of SFAS No. 157 relating to our non-financial assets and liabilities will not have a material impact to our consolidated financial statements.  Assets and liabilities typically recorded at fair value on a non-recurring basis to which SFAS No. 157 will be applied on January 1, 2009 include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

•	Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144; and

•	Asset retirement obligations initially measured under SFAS No. 143, Accounting for Asset Retirement Obligations.

Recent Accounting Pronouncements

SFAS No. 141(R) and No. 160

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred.  SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity and eliminates “minority interest accounting” such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations. SFAS No. 141(R) and SFAS No. 160 require concurrent adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008.  Early adoption of either standard is prohibited.  However, we adopted SFAS No. 160 effective January 1, 2009 and have applied this statement retrospectively for the purposes of this Form 10-K/A.  See Note 28 – Restatement of Consolidated Financial Statements for our discussion of the retrospective adjustments presented in the consolidated financial statements for the adoption of SFAS No. 160.

FSP EITF No. 03-6-1

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method.  We believe that FSP EITF No. 03-6-1 will not have a material impact on our consolidated financial statements and results of operations.  FSP EITF No. 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008.  The January 1, 2009 adoption had no impact on our consolidated financial statements.

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

Note 4 – Earnings (Loss) Per Share

For the three years ended December 31, 2008, we calculated the following earnings (loss) per share (dollars in thousands, except per share amounts):

	2008	2007	2006
Income (loss) from continuing operations	$(16,809)	$(4,015)	$3,856
Income from discontinued operations	--	1,912	--
Net income (loss) attributable to Reading International, Inc. common shareholders	(16,809)	(2,103)	3,856
Weighted average shares of common stock – basic	22,477,471	22,478,145	22,425,941
Weighted average shares of common stock – diluted	22,477,471	22,478,145	22,674,818

Earnings (loss) per share:
Earnings (loss) from continuing operations – basic and diluted	$(0.75)	$(0.18)	$0.17
Earnings (loss) from discontinued operations – basic and diluted	$0.00	$0.09	$0.00
Earnings (loss) per share – basic and diluted	$(0.75)	$(0.09)	$0.17

For the year ended December 31, 2006, the weighted average common stock – dilutive only included 248,877 of in-the-money stock options.  For the years ended December 31, 2008 and 2007, we recorded losses from continuing operations.  As such, the incremental shares of 152,520 shares of restricted Class A Non-Voting Common Stock and 233,760 of in-the-money stock options in 2008 and the 278,376 of in-the-money stock options in 2007 were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.  In addition, 529,190, 484,574 and 450,323 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the years ended December 31, 2008, 2007, and 2006.  The total number of shares that could potentially dilute basic earnings per share is 915,470, 762,950, and 699,200 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Note 7 – Property and Equipment

Property and equipment is summarized as follows (dollars in thousands):

	December 31,
Property and Equipment	2008	2007
Land	$55,865	$58,757
Building and improvements	90,791	112,816
Leasehold interests	32,198	12,430
Construction-in-progress	487	1,318
Fixtures and equipment	67,965	64,648
Total cost	247,306	249,969
Less accumulated depreciation	(73,644)	(71,795)
Property and equipment, net	$173,662	$178,174

Depreciation expense for property and equipment was $16.3 million, $11.1 million, and $12.3 million, for the three years ending December 31, 2008, 2007, and 2006, respectively.

During the fourth quarter of 2008, the significant downturn in the New Zealand economy resulted in four of our cinemas requiring impairment charges aggregating $351,000 as reported in our cinema segment operating income.

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

	2008	2007
Revenue	$201,399	$203,102
Operating income	1,750	908
Net loss from continuing operations	(13,610)	(14,128)
Basic and diluted loss per share from continuing operations	(0.61)	(0.63)
Weighted average number of shares outstanding – basic	22,477,471	22,478,145
Weighted average number of shares outstanding – dilutive	22,477,471	22,478,145

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

Berkeley Cinemas

Additionally, effective April 1, 2006, we purchased from our Joint Venture partner the 50% share that we did not already own of the Palms cinema located in Christchurch, New Zealand for cash of $2.6 million (NZ$4.1 million) and the proportionate share of assumed debt which amounted to $987,000 (NZ$1.6 million).  This 8-screen, leasehold cinema had previously been included in our Berkeley Cinemas Joint Venture investment and was not previously consolidated for accounting purposes.  We drew down $4.8 million (AUS$6.3 million) on our Australian Corporate Credit Facility to purchase the Palms cinema and to pay off its bank debt of $2.0 million (NZ$3.1 million).  We have finalized the purchase price allocation of this acquisition, which resulted in a 50% step up in basis of assets acquired and liabilities assumed, in accordance with SFAS No. 141 - Business Combinations.  A summary of the increased assets and liabilities relating to this acquisition as recorded at estimated fair values is as follows (dollars in thousands):

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

Note 9 – Assets Held for Sale and Related Items

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

Auburn Property

On September 16, 2008, we entered into a sale option agreement to sell our Auburn property for $28.5 million (AUS$36.0 million).  The sale option agreement called for an initial option payment of $948,000 (AUS$1.2 million), received on the agreement date, and four option installment payments of $316,000 (AUS$400,000), $316,000 (AUS$400,000), $316,000 (AUS$400,000), and $948,000 (AUS$1.2 million) payable over the subsequent 9 months.  As of December 31, 2008, we had received, as timetabled in the agreement, $1.3 million (AUS$1.6 million) in payments associated with this option agreement.  The option initially was to come to term on November 1, 2009 at which time the balance of $25.6 million (AUS$32.4 million) was due and payable.  At any time during the 13-month option, the buyer was able to decline to move further in the sale process resulting in a forfeiture of all previous option payments.  In May 2009, we did not receive the fourth of five option payments from the buyer, but we did receive notice from the buyer that they intended to withdraw from the option agreement.  As a result of the buyer’s failure to make the required option premium payment and its withdrawal from the option agreement, we transferred this property to continuing operations during June 2009.  Pursuant to SFAS 144, for all period presented in these consolidated financial statements, we retrospectively presented the assets, liabilities, and operating activities of this property as components of continuing operations rather than discontinued operations as previously reported.

The real estate previously presented as held for sale assets, which were reclassified from assets held for sale to operating property and equipment, are as follows (dollars in thousands):

	December 31, 2008	December 31, 2007
Assets
Land	$7,395	$9,294
Building	13,131	16,754
Equipment and fixtures	7,364	8,991
Less: Accumulated depreciation	(7,771)	(9,098)
Total assets reclassified to operating property and equipment	$20,119	$25,941

For the years ending December 31, 2008, 2007, and 2006 prior period revenues and expenses from continuing operations increased as a result of the reclassification of amounts previously reported as discontinued operations for the Auburn property.  Please see Note 28 – Restatement of Consolidated Financial Statements for a detailed presentation of these adjustments.

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

205-209 East 57th Street Associates, LLC Condensed Balance Sheet Information:
	December 31,
	2008	2007
Current assets	$2,198	$2,306
Noncurrent assets	3,092	3,126
Current liabilities	157	857
Noncurrent liabilities	45	320
Members’ equity	5,088	4,255

205-209 East 57th Street Associates, LLC Condensed Statements of Operations Information:
	December 31,
	2008	2007	2006
Total revenue	$728	$25,673	$117,708
Net income	833	6,805	33,106

Mt. Gravatt

We own an undivided 1/3 interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a 16-screen multiplex cinema in Australia.  The condensed balance sheet and statement of operations of Mt. Gravatt are as follows (dollars in thousands):

Mt. Gravatt Condensed Balance Sheet Information:
	December 31,
	2008	2007
Current assets	$799	$1,458
Noncurrent assets	2,406	3,421
Current liabilities	561	825
Noncurrent liabilities	46	49
Members’ equity	2,598	4,005

Mt. Gravatt Condensed Statements of Operations Information:
	December 31,
	2008	2007	2006
Total revenue	$10,989	$10,603	$9,078
Net income	2,273	2,381	1,946

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

Combined Condensed Financial Information

The combined condensed financial information for all of the above unconsolidated joint ventures and entities accounted for under the equity method is as follows; therefore, this only excludes Malulani Investments (dollars in thousands):

Condensed Balance Sheet Information (Unaudited):
	December 31,
	2008	2007
Current assets	$7,795	$11,005
Noncurrent assets	8,463	15,034
Current liabilities	2,788	6,289
Noncurrent liabilities	898	3,550
Member’s equity	12,572	16,200

Condensed Statements of Operations Information (Unaudited):
	December 31,
	2008	2007	2006
Total revenue	$24,370	$53,440	$135,675
Net income	3,973	10,247	35,697

Note 12 - Notes Payable

Notes payable are summarized as follows (dollars in thousands):

	December 31,			December 31,
Name of Note Payable or Security	2008 Interest Rate	2007 Interest Rate	Maturity Date	2008 Balance	2007 Balance
Australian Corporate Credit Facility	5.54%	7.75%	June 30, 2011	$70,179	$85,772
Australian Shopping Center Loans	--	--	2009-2013	733	1,066
Australian Construction Loan	6.26%	--	January 1, 2015	3,458	--
New Zealand Corporate Credit Facility	6.10%	10.10%	November 23, 2010	8,723	2,488
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	51,547	51,547
US Euro-Hypo Loan	6.73%	6.73%	July 11, 2012	15,000	15,000
US GE Capital Term Loan	6.82%	--	February 21, 2013	41,000	--
US Liberty Theatres Term Loans	6.20%	--	April 1, 2013	6,990	--
US Nationwide Loan 1	6.50 - 7.50%	--	February 21, 2013	18,857	--
US Nationwide Loan 2	8.50%	--	February 21, 2011	1,559	--
US Sutton Hill Capital Note 1 – Related Party	10.34%	9.91%	December 31, 2010	5,000	5,000
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	6.26%	January 1, 2010	7,116	7,322
Total				$239,162	$177,195

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

Domestic

Trust Preferred Securities

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust that we control, and which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in trust-preferred securities were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading.  This $1.5 million is shown on our balance sheet as “Investment in Reading International Trust I.”  The interest on the notes and preferred dividends on the trust securities carry a fixed rate for five years of 9.22% after which the interest will be based on an adjustable rate of LIBOR plus 4.00% unless we exercise our right to refix the rate at the current market rate at that time.  There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full.  We may pay off the debt after the first five years at 100.0% of the principal amount without any penalty.  The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes.  The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt.  Currently, the most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level.  However, on December 31, 2008, we secured a waiver of all financial covenants with respect to our Trust Preferred Securities for a period of nine years in consideration of payments totaling $1.6 million, consisting of an initial payment of $1.1 million paid on January 2, 2009 and a contractual obligation to pay $270,000 in December 2011 and $270,000 in December 2014..  The placement generated $49.9 million in net proceeds, which were used principally to make our investment in the common trust securities of $1.5 million, to retire all of our bank indebtedness in New Zealand of $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million).  During the years ended December 31, 2008 and December 31, 2007, we paid $4.6 million and $3.4 million, respectively, in preferred dividends to the unrelated investors that are included in interest expense.  At December 31, 2008 and 2007, we had preferred dividends payable of $768,000.  Interest payments for this loan are required every three months.

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

Note 14 - Income Taxes

Income (loss) before income tax expense includes the following (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$(12,521)	$1,393	$(3,834)
Foreign	(4,516)	(3,000)	(2,357)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	$(17,037)	$(1,607)	$(6,191)
Net income attributable to noncontrolling interests:
United States	(501)	(656)	(626)
Foreign	(119)	(347)	(46)
Equity earnings and gain on sale of unconsolidated subsidiary:
United States	(146)	1,328	8,277
Foreign	3,093	1,217	4,712
Income (loss) before income tax expense	$(14,710)	$(65)	$6,126

Significant components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Current income tax expense
Federal	$900	$510	$688
State	187	511	409
Foreign	1,012	1,017	1,173
Total	2,099	2,038	2,270
Deferred income tax expense
Federal	--	--	--
State	--	--	--
Foreign	--	--	--
Total	--	--	--
Total income tax expense	$2,099	$2,038	$2,270

Deferred income taxes reflect the net tax effect of “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The components of the deferred tax liabilities and assets are as follows (dollars in thousands):

	December 31,
Components of Deferred Tax Assets and Liabilities	2008	2007
Deferred Tax Assets:
Net operating loss carry forwards	$39,168	$43,215
Impairment reserves	2,469	1,142
Alternative minimum tax carry forwards	3,752	3,714
Installment sale of cinema property	5,070	5,070
Deferred revenue and expense	6,101	3,949
Other	8,310	6,528
Total Deferred Tax Assets	64,870	63,618

Deferred Tax Liabilities:
Acquired and option properties	4,932	6,408
Net deferred tax assets before valuation allowance	59,938	57,210
Valuation allowance	(59,938)	(57,210)
Net deferred tax asset	$--	$--

In accordance with SFAS No. 109, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  SFAS No. 109 presumes that a valuation allowance is required when there is substantial negative evidence about realization of deferred tax assets, such as a pattern of losses in recent years, coupled with facts that suggest such losses may continue.  Because of such negative evidence available for the U.S. and other countries, as of December 31, 2008 we recorded a full valuation allowance of $59.9 million.

As of December 31, 2008, we had the following U.S. net operating loss carry forwards (dollars in thousands):

Expiration Date	Amount
2018	$4
2019	1,320
2021	198
2022	1,495
2025	28,345
2026	3,912
Total net operating loss carry forwards	$35,274

In addition to the above net operating loss carry forwards having expiration dates, we have the following carry forwards that have no expiration date at December 31, 2008:

•	approximately $3.8 million in alternative minimum tax credit carry forwards;

•	approximately $46.0 million in Australian loss carry forwards; and

•	approximately $2.2 million in New Zealand loss carry forwards.

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

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Expected tax provision (benefit)	$(5,149)	$(23)	$2,149
Reduction (increase) in taxes resulting from:
Change in valuation allowance	4,179	(768)	(4,327)
Expired foreign loss carry forward	2,283	1,760	1,961
Foreign tax provision	1,012	1,017	1,173
Tax effect of foreign tax rates on current income	(464)	(60)	425
State and local tax provision	187	511	409
Other items	51	(399)	480
Actual tax provision	$2,099	$2,038	$2,270

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

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at December 31, 2008 (dollars in thousands):

		Book Value	Fair Value
Financial Instrument	Level	December 31, 2008	December 31, 2008
Investment in marketable securities	1	$141	$141
Investment in marketable securities in an inactive market	2	$2,959	$2,959
Interest rate swaps liability	2	$1,439	$1,439

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

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) has completed its audits of the tax return of Reading Entertainment Inc. (RDGE) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (CRG) for its tax year ended June 30, 1997.  These companies are each now wholly owned subsidiaries of RDI, but for the time periods under audit, were not consolidated with RDI for tax purposes.  With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia, of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”).  The Stater Stock was received by RDGE from CRG as a part of a private placement of securities by RDGE that closed in October 1996.  A second issue involving an equipment-leasing transaction entered into by RDGE (discussed below) has been conceded by RDGE resulting in a net tax refund.

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

Malulani Investments Litigation

In December 2006, we and Magoon Acquisition and Development, LLC, another noncontrolling shareholder commenced a lawsuit against certain officers and directors of Malulani Investments Limited (“MIL”) alleging various direct and derivative claims for breach of fiduciary duty and waste and seeking, among other things, access to various company books and records.  As certain of these claims were brought derivatively, MIL was also named as a defendant in that litigation.  That case, brought in the Circuit Court of the First Circuit of the State of Hawaii in Honolulu,   is called Magoon Acquisition & Development, LLC; a California limited liability company, Reading International, Inc.; a Nevada corporation, and James J. Cotter vs. Malulani Investments, Limited, a Hawaii Corporation, Easton T. Mason; John R. Dwyer, Jr.; Philip Gray; Kenwei Chong (Civil No. 06-1-2156-12 (GWBC).

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

Note 20 – Noncontrolling interests

Noncontrolling interests in our consolidated subsidiaries are comprised of the following:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) owned by a subsidiary of National Auto Credit, Inc. (“NAC”)

•	25% noncontrolling interest in Australian Country Cinemas by 21st Century Pty, Ltd

•	33% noncontrolling interest in the Elsternwick joint venture by Champion Pictures Pty Ltd

•	15% to 27.5% noncontrolling interest in the Landplan Property Partners, Ltd by Landplan Property Group, Ltd

•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, LLC

•	20% noncontrolling interest in Big 4 Farming LLC by Cecelia Packing Corporation

The components of noncontrolling interest are as follows (dollars in thousands):

	December 31,
	2008	2007
AFC LLC	$1,529	$2,256
Australian Country Cinemas	142	232
Elsternwick unincorporated joint venture	114	145
Landplan Property Partners	117	237
Sutton Hill Properties	(85)	(36)
Other (Big 4 Farming)	--	1
Noncontrolling interests in consolidated subsidiaries	$1,817	$2,835

The components of loss attributable to noncontrolling interests are as follows (dollars in thousands):

	December 31,
	2008	2007	2006
AFC	$622	$742	$624
Australian Country Cinemas	146	112	50
Elsternwick unincorporated joint venture	31	21	(17)
Landplan Property Partners	(59)	214	14
Sutton Hill Properties	(120)	(86)	--
Other (Big 4 Farming)	--	--	1
Net income attributable to noncontrolling interests	$620	$1,003	$672

Effective January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires that amounts formerly reported as minority interests in the Company’s consolidated financial statements be reported as noncontrolling interests.  In connection with the issuance of SFAS 160, certain revisions were also made to EITF No. Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”).  These revisions clarify that noncontrolling interests with redemption provisions outside of the control of the issuer and noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation under EITF D-98 to determine the appropriate balance sheet classification and measurement of such instruments.  This adoption resulted in modifications to the reporting of noncontrolling interests in the Consolidated Financial Statements.

The adoption of SFAS 160 had an impact on the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements.  As a result of the retrospective presentation and disclosure requirements of SFAS 160, the Company is required to reflect the change in presentation and disclosure for all periods presented retrospectively.

A summary of the effect of retrospective adjustments on controlling and noncontrolling stockholders’ equity are as follows (dollars in thousands):

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2006	$99,404	$3,079	$102,483
Net income	3,856	672	4,528
Increase in additional paid in capital	372	--	372
Class A common stock received upon exercise of put option	(791)	--	(791)
Distributions to noncontrolling stockholders	--	(1,167)	(1,167)
Accumulated other comprehensive income	4,818	19	4,837
Equity at – December 31, 2006	$107,659	$2,603	$110,262
Net income	(2,103)	1,003	(1,100)
Increase in additional paid in capital	3,531	3,050	6,581
Distributions to noncontrolling stockholders	--	(3,870)	(3,870)
Adjustment to accumulated deficit for adoption of FIN 48	(509)	--	(509)
Accumulated other comprehensive income	12,784	49	12,833
Equity at – December 31, 2007	$121,362	$2,835	$124,197
Net income	(16,809)	620	(16,189)
Increase in additional paid in capital	1,976	--	1,976
Distributions to noncontrolling stockholders	--	(1,585)	(1,585)
Accumulated other comprehensive income	(38,899)	(53)	(38,952)
Equity at – December 31, 2008	$67,630	$1,817	$69,447

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

Note 21 - Common Stock

Our common stock trades on the NASDAQ under the symbols RDI and RDI.B which are our Class A (non-voting) and Class B (voting) stock, respectively.  Our Class A (non-voting) has preference over our Class B (voting) share upon liquidation.  No dividends have ever been issued for either share class.

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

Note 22 – Business Segments and Geographic Area Information

The table below sets forth certain information concerning our cinema operations and our real estate operations (which includes information relating to both our real estate development, retail rental and live theater rental activities) for the three years ended December 31, 2008 (dollars in thousands):

Year Ended December 31, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$181,188	$23,694	$(7,828)	$197,054
Operating expense	153,064	9,791	(7,828)	155,027
Depreciation & amortization	13,702	4,200	--	17,902
Impairment expense	351	3,968	--	4,319
General & administrative expense	3,834	1,121	--	4,955
Segment operating income	$10,237	$4,614	$--	$14,851
Year Ended December 31, 2007	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$103,467	$21,887	$(6,119)	$119,235
Operating expense	83,875	8,324	(6,119)	86,080
Depreciation & amortization	6,942	4,418	--	11,360
General & administrative expense	3,195	831	--	4,026
Segment operating income	$9,455	$8,314	$--	$17,769
Year Ended December 31, 2006	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$94,048	$17,285	$(5,208)	$106,125
Operating expense	75,350	7,365	(5,208)	77,507
Depreciation & amortization	8,648	4,080	--	12,728
General & administrative expense	3,658	782	--	4,440
Segment operating income	$6,392	$5,058	$--	$11,450

Reconciliation to net income (loss):	2008	2007	2006
Total segment operating income	$14,851	$17,769	$11,450
Non-segment:
Depreciation and amortization expense	656	561	484
General and administrative expense	16,483	12,059	8,551
Operating income (loss)	(2,288)	5,149	2,415
Interest expense, net	(15,740)	(8,163)	(6,608)
Other income (expense)	991	(505)	(1,998)
Gain on disposal of discontinued operations	--	1,912	--
Income tax expense	(2,099)	(2,038)	(2,270)
Equity earnings of unconsolidated joint ventures and entities	497	2,545	9,547
Gain on sale of unconsolidated joint venture	2,450	--	3,442
Net income (loss)	$(16,189)	$(1,100)	$4,528
Net income attributable to noncontrolling interests	(620)	(1,003)	(672)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(16,809)	$(2,103)	$3,856

Summary of assets:	2008	2007
Segment assets	$345,585	$315,582
Corporate assets	26,285	30,489
Total Assets	$371,870	$346,071

Summary of capital expenditures:	2008	2007	2006
Segment capital expenditures	$74,951	$42,244	$16,168
Corporate capital expenditures	216	170	221
Total capital expenditures	$75,167	$42,414	$16,389

The cinema results shown above include revenue and operating expense directly linked to our cinema assets.  The real estate results include rental income from our properties and live theaters and operating expense directly linked to our property assets.

The following table sets forth the book value of our property and equipment by geographical area (dollars in thousands):

	December 31,
	2008	2007
Australia	$73,637	$90,956
New Zealand	33,869	44,030
United States	66,156	43,188
Total property and equipment	$173,662	$178,174

The following table sets forth our revenues by geographical area (dollars in thousands):

	December 31,
	2008	2007	2006
Australia	$73,527	$63,657	$53,434
New Zealand	23,739	24,371	21,230
United States	99,788	31,207	31,461
Total Revenues	$197,054	$119,235	$106,125

Note 23 – Unaudited Quarterly Financial Information (dollars in thousands, except per share amounts)

The following quarterly financial information is as previously reported for the years ended December 31, 2008 and 2007:

	As Reported:
	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter
Revenue	$38,482	$52,462	$56,528	$43,814
Net income (loss)	$116	$102	$(1,977)	$(16,156)
Net income (loss) attributable to Reading International, Inc. shareholders	$(226)	$284	$(2,061)	$(16,532)
Basic earnings (loss) per share	$(0.01)	$0.01	$(0.09)	$(0.73)
Diluted earnings (loss) per share	$(0.01)	$0.01	$(0.09)	$(0.73)

2007
Revenue	$27,049	$28,822	$31,078	$26,455
Net income (loss)	$(304)	$1,480	$1,032	$(3,308)
Net income (loss) attributable to Reading International, Inc. shareholders	$(646)	$1,634	$870	$(3,961)
Basic earnings (loss) per share	$(0.03)	$0.07	$0.04	$(0.17)
Diluted earnings (loss) per share	$(0.03)	$0.07	$0.04	$(0.17)

           The following quarterly financial information is as adjusted to reflect the retrospective application of SFAS 160 and SFAS 144 and the correction of the immaterial error as discussed in Note 28 – Restatement of Consolidated Financial Statements:

	As Adjusted:
	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter
Revenue	$39,726	$53,752	$57,891	$45,685
Net income (loss)	$116	$102	$(1,977)	$(14,430)
Net income (loss) attributable to Reading International, Inc. shareholders	$(226)	$284	$(2,061)	$(14,806)
Basic earnings (loss) per share	$(0.01)	$0.01	$(0.09)	$(0.66)
Diluted earnings (loss) per share	$(0.01)	$0.01	$(0.09)	$(0.66)

2007
Revenue	$27,975	$30,139	$32,559	$28,562
Net income (loss)	$(304)	$1,480	$1,032	$(3,308)
Net income (loss) attributable to Reading International, Inc. shareholders	$(646)	$1,634	$870	$(3,961)
Basic earnings (loss) per share	$(0.03)	$0.07	$0.04	$(0.17)
Diluted earnings (loss) per share	$(0.03)	$0.07	$0.04	$(0.17)

Note 24 - Comprehensive Income (Loss)

US GAAP requires us to classify unrealized gains and losses on equity securities as well as our foreign currency adjustments as comprehensive income.  The following table sets forth our comprehensive income for the periods indicated (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net unrealized gains/(losses) on investments
Reclassification of realized gain on available for sale investments included in net income (loss)	$--	$(773)	$--
Unrealized gain/(loss) on available for sale investments	(21)	889	(110)
Net unrealized gains/(losses) on investments	(21)	116	(110)
Net income (loss)	(16,189)	(1,100)	4,528
Cumulative foreign currency adjustment	(39,196)	14,731	4,928
Accrued pension service costs	318	(2,063)	--
Comprehensive income (loss)	$(55,088)	$11,684	$9,346
Comprehensive income attributable to noncontrolling interests	(620)	(1,003)	(672)
Comprehensive income attributable to Reading International, Inc.	$(55,708)	$10,681	$8,674

Note 25 - Future Minimum Rental Income

Real estate revenue amounted to $15.9 million, $15.8 million, and $12.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.  For the year ended December 31, 2008, rental revenue includes the revenue from all of our Australia and New Zealand real estate properties and our U.S. properties of the Union Square Theatre, the Village East Cinema in New York, Gaslamp in San Diego, and the Royal George Theatre in Chicago.

Future minimum rental income under all contractual operating leases is summarized as follows (dollars in thousands):

Year Ending December 31,
2009	$9,403
2010	6,652
2011	5,625
2012	4,767
2013	3,913
Thereafter	26,618
Total future minimum rental income	$56,978

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

OBI Management conducts its operations from our office facilities on a rent-free basis, and we share the cost of one administrative employee of OBI Management.  Other than these expenses and travel-related expenses for OBI Management  at any time for cause.

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

Place 57 Retail Condominium Sale

The remaining retail condominium of our Place 57 joint venture was sold in February 2009 for approximately $4.0 million.  Based on the closing statements of the sale, we estimate our share of the net proceeds to be approximately $800,000.

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

Under the terms of our agreement with Magoon LLC, we are, generally speaking, entitled to receive, on a priority basis, 100% of any proceeds from any disposition of the shares in MIL and TMG held by Magoon LLC or us until we (Reading) have recouped the cost of our investment in MIL and all of our litigation costs.  Accordingly, we will receive virtually all of the cash proceeds of the settlement, plus virtually all distribution with respect to the promissory note, until such time as we have recouped both the cost of our investment in MIL and all of our litigation costs.  Thereafter, Magoon LLC will receive distributions under the promissory note and the Tail Interest (if any) until it has recouped its investment in MIL and TMG.  Thereafter, any distributions under the Tail Interest, if any, will be shared between us and Magoon LLC in accordance with the sharing formula set forth in the Amended and Restated Shareholder Agreement between ourselves and Magoon LLC.  Given the secured nature of the promissory note, we are reasonably comfortable that we will recoup the full amount of our investment in MIL and all of our litigation costs from the proceeds of this settlement.

Note 28 – Restatement of Consolidated Financial Statements

The accompanying financial statements have been amended from those previously reported primarily to retrospectively apply Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”) and to correct an immaterial impairment expense error for the year ended December 31, 2008.  These changes are more fully described below.

Retrospective application of SFAS 160

Effective January 1, 2009, the Company adopted the provisions of SFAS 160.  SFAS 160 requires that amounts formerly reported as minority interests in the Company’s consolidated financial statements be reported as noncontrolling interests.  In connection with the issuance of SFAS 160, certain revisions were also made to EITF No. Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”).  These revisions clarify that noncontrolling interests with redemption provisions outside of the control of the issuer and noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation under EITF D-98 to determine the appropriate balance sheet classification and measurement of such instruments.  This adoption resulted in modifications to the reporting of noncontrolling interests in the Consolidated Financial Statements. As a result of the presentation and disclosure requirements of SFAS 160, the Company is required to reflect the change in presentation and disclosure for all periods presented retrospectively.

Retrospective application of SFAS 144 for a previously reported discontinued operation

On September 16, 2008, we entered into an option agreement to sell our property in Auburn, a suburb of Sydney, Australia.  Pursuant to SFAS 144, as of December 31, 2008, we had classified the assets of this property as held for sale.  However, in May 2009, the buyer exercised its right not to proceed thereby losing the benefit of $1.5 million (AUS$2.0 million) in previously paid option fees and its right to proceed with an acquisition of the property.  We have now determined not to sell our Auburn property at this time and have, accordingly, classified this property and its operations as continuing operations.  Pursuant to SFAS 144, for the presentation of these consolidated financial statements, we retrospectively presented the assets of this property as operating assets, liabilities, and components of continuing operations rather than discontinued operations as previously reported.

Correction of an Error

Subsequent to the issuance of the 2008 consolidated financial statements, we discovered that there was an error in the 2008 fixed asset impairment analysis related to certain cinema assets held in New Zealand.  As a result of the error, for the year ended December 31, 2008, impairment expense was overstated by $1.7 million and accumulated other comprehensive income was understated by $68,000 and property and equipment was understated by $1.8 million.  We concluded that the error is not material to the 2008 consolidated financial statements; however, given the reissuance of the accompanying financial statements, we have corrected this error.

The following table presents the effects on our consolidated balance sheet of the correction of an immaterial error and retrospective changes previously mentioned as of December 31, 2008 (dollars in thousands):

	December 31, 2008
	As Originally Filed	Adjusted for FAS 160	Adjusted for Discontinued Operations	Impairment Expense Error	2008 As Adjusted
ASSETS
Current Assets:
Cash and cash equivalents	$30,874	$--	$--	$--	$30,874
Receivables	7,868	--	--	--	7,868
Inventory	797	--	--	--	797
Investment in marketable securities	3,100	--	--	--	3,100
Restricted cash	1,656	--	--	--	1,656
Assets held for sale	20,119	--	(20,119)	--	--
Prepaid and other current assets	2,324	--	--	--	2,324
Total current assets	66,738	--	(20,119)	--	46,619
Land held for sale	--	--	--	--	--
Property held for development	9,005	--	1,416	--	10,421
Property under development	58,595	--	--	--	58,595
Property & equipment, net	153,165	--	18,703	1,794	173,662
Investment in unconsolidated joint ventures and entities	11,643	--	--	--	11,643
Investment in Reading International Trust I	1,547	--	--	--	1,547
Goodwill	34,964	--	--	--	34,964
Intangible assets, net	25,118	--	--	--	25,118
Other assets	9,301	--	--	--	9,301
Total assets	$370,076	$--	$--	$1,794	$371,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$13,170	$--	$--	$--	$13,170
Film rent payable	7,315	--	--	--	7,315
Notes payable – current portion	1,347	--	--	--	1,347
Note payable to related party – current portion	--	--	--	--	--
Taxes payable	6,425	--	--	--	6,425
Deferred current revenue	5,645	--	--	--	5,645
Other current liabilities	201	--	--	--	201
Total current liabilities	34,103	--	--	--	34,103
Notes payable – long-term portion	172,268	--	--	--	172,268
Notes payable to related party – long-term portion	14,000	--	--	--	14,000
Subordinated debt	51,547	--	--	--	51,547
Noncurrent tax liabilities	6,347	--	--	--	6,347
Deferred non-current revenue	554	--	--	--	554
Other liabilities	23,604	--	--	--	23,604
Total liabilities	302,423	--	--	--	302,423
Commitments and contingencies (Note 19)
Minority interest in consolidated affiliates	1,817	(1,817)	--	--	--
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,564,339 issued and 20,987,115 outstanding at December 31, 2008 and at December 31, 2007	216	--	--	--	216
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at December 31, 2008 and at December 31, 2007	15	--	--	--	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no issued or outstanding shares at December 31, 2008 and 2007	--	--	--	--	--
Additional paid-in capital	133,906	--	--	--	133,906
Accumulated deficit	(71,205)	--	--	1,726	(69,479)
Treasury shares	(4,306)	--	--	--	(4,306)
Accumulated other comprehensive income	7,210	--	--	68	7,278
Total Reading International, Inc. stockholders’ equity	65,836	--	--	1,794	67,630
Noncontrolling interests	--	1,817	--	--	1,817
Total stockholders’ equity	65,836	1,817	--	1,794	69,447
Total liabilities and stockholders’ equity	$370,076	$--	$--	$1,794	$371,870

The following table presents the effects on our consolidated balance sheet of the retrospective changes previously mentioned as of December 31, 2007 (dollars in thousands):

	December 31, 2007
	As Originally Filed	Adjusted for FAS 160	Adjusted for Discontinued Operations	2007 As Adjusted
ASSETS
Current Assets:
Cash and cash equivalents	$20,782	$--	$--	$20,782
Receivables	5,671	--	--	5,671
Inventory	654	--	--	654
Investment in marketable securities	4,533	--	--	4,533
Restricted cash	59	--	--	59
Assets held for sale	25,941	--	(25,941)	--
Prepaid and other current assets	3,800	--	--	3,800
Total current assets	61,440	--	(25,941)	35,499
Land held for sale	1,984	--	--	1,984
Property held for development	9,289	--	1,779	11,068
Property under development	66,787	--	--	66,787
Property & equipment, net	154,012	--	24,162	178,174
Investment in unconsolidated joint ventures and entities	15,480	--	--	15,480
Investment in Reading International Trust I	1,547	--	--	1,547
Goodwill	19,100	--	--	19,100
Intangible assets, net	8,448	--	--	8,448
Other assets	7,984	--	--	7,984
Total assets	$346,071	$--	$--	$346,071

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$12,331	$--	$--	$12,331
Film rent payable	3,275	--	--	3,275
Notes payable – current portion	395	--	--	395
Note payable to related party – current portion	5,000	--	--	5,000
Taxes payable	4,770	--	--	4,770
Deferred current revenue	3,214	--	--	3,214
Other current liabilities	169	--	--	169
Total current liabilities	29,154	--	--	29,154
Notes payable – long-term portion	111,253	--	--	111,253
Notes payable to related party – long-term portion	9,000	--	--	9,000
Subordinated debt	51,547	--	--	51,547
Noncurrent tax liabilities	5,418	--	--	5,418
Deferred non-current revenue	566	--	--	566
Other liabilities	14,936	--	--	14,936
Total liabilities	221,874	--	--	221,874
Commitments and contingencies (Note 19)
Minority interest in consolidated affiliates	2,835	(2,835)	--	--
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,564,339 issued and 20,987,115 outstanding at December 31, 2008 and at December 31, 2007	216	--	--	216
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at December 31, 2008 and at December 31, 2007	15	--	--	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no issued or outstanding shares at December 31, 2008 and 2007	--	--	--	--
Additional paid-in capital	131,930	--	--	131,930
Accumulated deficit	(52,670)	--	--	(52,670)
Treasury shares	(4,306)	--	--	(4,306)
Accumulated other comprehensive income	46,177	--	--	46,177
Total Reading International, Inc. stockholders’ equity	121,362	--	--	121,362
Noncontrolling interests	--	2,835	--	2,835
Total stockholders’ equity	121,362	2,835	--	124,197
Total liabilities and stockholders’ equity	$346,071	$--	$--	$346,071

The following table presents the effects on our consolidated statement of operations of the correction of an immaterial error and retrospective changes previously mentioned for the year ended December 31, 2008 (dollars in thousands):

	Year Ended December 31, 2008
	As Originally Filed	Adjusted for FAS 160	Adjusted for Discontinued Operations	Impairment Expense Error	2008 As Adjusted
Operating revenue
Cinema	$177,256	$--	$3,932	$--	$181,188
Real estate	14,030	--	1,836	--	15,866
Total operating revenue	191,286	--	5,768	--	197,054
Operating expense
Cinema	141,761	--	3,475	--	145,236
Real estate	8,754	--	1,037	--	9,791
Depreciation and amortization	17,868	--	690	--	18,558
Impairment expense	6,045	--	--	(1,726)	4,319
General and administrative	21,434	--	4	--	21,438
Total operating expense	195,862	--	5,206	(1,726)	199,342

Operating income (loss)	(4,576)	--	562	1,726	(2,288)

Interest income	1,009	--	--	--	1,009
Interest expense	(16,749)	--	--	--	(16,749)
Net loss on sale of assets	--	--	--	--	--
Other income (expense)	991	--	--	--	991
Loss before minority interest, discontinued operations, income tax expense and equity earnings of unconsolidated joint ventures and entities	(19,325)	--	562	1,726	(17,037)
Minority interest	(620)	620	--	--	--
Loss before discontinued operations, income tax expense, and equity earnings of unconsolidated joint ventures and entities	(19,945)	620	562	1,726	(17,037)
Gain on sale of a discontinued operation, net of tax	--	--	--	--	--
Income (loss) from discontinued operations, net of tax	562	--	(562)	--	--
Loss before income tax expense and equity earnings of unconsolidated joint ventures and entities	(19,383)	620	--	1,726	(17,037)
Income tax expense	(2,099)	--	--	--	(2,099)
Loss before equity earnings of unconsolidated joint ventures and entities	(21,482)	620	--	1,726	(19,136)
Equity earnings of unconsolidated joint ventures and entities	497	--	--	--	497
Gain on sale of unconsolidated joint venture	2,450	--	--	--	2,450
Net income (loss)	$(18,535)	$620	$--	$1,726	$(16,189)
Net (income) loss attributable to noncontrolling interests	--	(620)	--	--	(620)
Net income attributable to Reading International, Inc. common shareholders	$(18,535)	$--	$--	$1,726	$(16,809)
Earnings (loss) per common share attributable to Reading International, Inc. shareholders – basic:
Earnings (loss) from continuing operations	$(0.84)	$--	$0.02	$0.07	$(0.75)
Earnings (loss) from discontinued operations, net	0.02	--	(0.02)	--	0.00
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$(0.82)	$--	$--	$--	$(0.75)
Weighted average number of shares outstanding – basic	22,477,471	--	--	--	22,477,471
Earnings (loss) per common share attributable to Reading International, Inc. shareholders – diluted:
Earnings (loss) from continuing operations	$(0.84)	$--	$0.02	$0.07	$(0.75)
Earnings (loss) from discontinued operations, net	0.02	--	(0.02)	--	0.00
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$(0.82)	$--	$--	$0.07	$(0.75)
Weighted average number of shares outstanding – diluted	22,477,471	--	--	--	22,477,471

The following table presents the effects on our consolidated statement of operations of the retrospective changes previously mentioned for the year ended December 31, 2007 (dollars in thousands):

	Year Ended December 31, 2007
	As Originally Filed	Adjusted for FAS 160	Adjusted for Discontinued Operations	2007 As Adjusted
Operating revenue
Cinema	$99,703	$--	$3,764	$103,467
Real estate	13,701	--	2,067	15,768
Total operating revenue	113,404	--	5,831	119,235
Operating expense
Cinema	74,051	--	3,705	77,756
Real estate	7,365	--	959	8,324
Depreciation and amortization	10,737	--	1,184	11,921
Impairment expense	--	--	--	--
General and administrative	16,085	--	--	16,085
Total operating expense	108,238	--	5,848	114,086

Operating income (loss)	5,166	--	(17)	5,149

Interest income	798	--	--	798
Interest expense	(8,959)	--	(2)	(8,961)
Net loss on sale of assets	(185)	--	--	(185)
Other income (expense)	(320)	--	--	(320)
Loss before minority interest, discontinued operations, income tax expense and equity earnings of unconsolidated joint ventures and entities	(3,500)	--	(19)	(3,519)
Minority interest	(1,003)	1,003	--	--
Loss before discontinued operations, income tax expense, and equity earnings of unconsolidated joint ventures and entities	(4,503)	1,003	(19)	(3,519)
Gain on sale of a discontinued operation, net of tax	1,912	--	--	1,912
Income (loss) from discontinued operations, net of tax	(19)	--	19	--
Loss before income tax expense and equity earnings of unconsolidated joint ventures and entities	(2,610)	1,003	--	(1,607)
Income tax expense	(2,038)	--	--	(2,038)
Loss before equity earnings of unconsolidated joint ventures and entities	(4,648)	1,003	--	(3,645)
Equity earnings of unconsolidated joint ventures and entities	2,545	--	--	2,545
Gain on sale of unconsolidated joint venture	--	--	--	--
Net income (loss)	$(2,103)	$1,003	$--	$(1,100)
Net (income) loss attributable to noncontrolling interests	--	(1,003)	--	(1,003)
Net income attributable to Reading International, Inc. common shareholders	$(2,103)	$--	$--	$(2,103)
Earnings (loss) per common share attributable to Reading International, Inc. shareholders – basic:
Earnings (loss) from continuing operations	$(0.18)	$--	$--	$(0.18)
Earnings (loss) from discontinued operations, net	0.09	--	--	0.09
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$(0.09)	$--	$--	$(0.09)
Weighted average number of shares outstanding – basic	22,478,145	--	--	22,478,145
Earnings (loss) per common share attributable to Reading International, Inc. shareholders – diluted:
Earnings (loss) from continuing operations	$(0.18)	$--	$--	$(0.18)
Earnings (loss) from discontinued operations, net	0.09	--	--	0.09
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$(0.09)	$--	$--	$(0.09)
Weighted average number of shares outstanding – diluted	22,478,145	--	--	22,478,145

The following table presents the effects on our consolidated statement of operations of the retrospective changes previously mentioned for the year ended December 31, 2006 (dollars in thousands):

	Year Ended December 31, 2006
	As Originally Filed	Adjusted for FAS 160	Adjusted for Discontinued Operations	2006 As Adjusted
Operating revenue
Cinema	$90,504	$--	$3,544	$94,048
Real estate	10,346	--	1,731	12,077
Total operating revenue	100,850	--	5,275	106,125
Operating expense
Cinema	66,736	--	3,406	70,142
Real estate	6,558	--	807	7,365
Depreciation and amortization	11,912	--	1,300	13,212
Impairment expense	--	--	--	--
General and administrative	12,991	--	--	12,991
Total operating expense	98,197	--	5,513	103,710

Operating income (loss)	2,653	--	(238)	2,415

Interest income	306	--	2	308
Interest expense	(6,903)	--	(13)	(6,916)
Net loss on sale of assets	(45)	--	--	(45)
Other income (expense)	(1,953)	--	--	(1,953)
Loss before minority interest, discontinued operations, income tax expense and equity earnings of unconsolidated joint ventures and entities	(5,942)	--	(249)	(6,191)
Minority interest	(672)	672	--	--
Loss before discontinued operations, income tax expense, and equity earnings of unconsolidated joint ventures and entities	(6,614)	672	(249)	(6,191)
Gain on sale of a discontinued operation, net of tax	--	--	--	--
Income (loss) from discontinued operations, net of tax	(249)	--	249	--
Loss before income tax expense and equity earnings of unconsolidated joint ventures and entities	(6,863)	672	--	(6,191)
Income tax expense	(2,270)	--	--	(2,270)
Loss before equity earnings of unconsolidated joint ventures and entities	(9,133)	672	--	(8,461)
Equity earnings of unconsolidated joint ventures and entities	9,547	--	--	9,547
Gain on sale of unconsolidated joint venture	3,442	--	--	3,442
Net income (loss)	$3,856	$672	$--	$4,528
Net (income) loss attributable to noncontrolling interests	--	(672)	--	(672)
Net income attributable to Reading International, Inc. common shareholders	$3,856	$--	$--	$3,856
Earnings (loss) per common share attributable to Reading International, Inc. shareholders – basic:
Earnings (loss) from continuing operations	$0.18	$--	$(0.01)	$0.17
Earnings (loss) from discontinued operations, net	(0.01)	--	0.01	0.00
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$0.17	$--	$--	$0.17
Weighted average number of shares outstanding – basic	22,425,941	--	--	22,425,941
Earnings (loss) per common share attributable to Reading International, Inc. shareholders – diluted:
Earnings (loss) from continuing operations	$0.18	$--	$(0.01)	$0.17
Earnings (loss) from discontinued operations, net	(0.01)	--	0.01	0.00
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$0.17	$--	$--	$0.17
Weighted average number of shares outstanding – diluted	22,674,818	--	--	22,674,818

The following table presents the effects on our consolidated statement of cash flows of the correction of an immaterial error and retrospective changes previously mentioned for the year ended December 31, 2008 (dollars in thousands):

	Year Ended December 31, 2008
	As Originally Filed	Adjusted for FAS 160	Impairment Expense Error	2008 As Adjusted
Operating Activities
Net income (loss)	$(18,535)	$620	$1,726	$(16,189)
Adjustments to reconcile net income( loss) to net cash provided by operating activities:
Realized (gain) loss on foreign currency translation	574	--	--	574
Equity earnings of unconsolidated joint ventures and entities	(497)	--	--	(497)
Distributions of earnings from unconsolidated joint ventures and entities	951	--	--	951
Gain on the sale of unconsolidated joint venture or entity	(2,450)	--	--	(2,450)
Gain on sale of Glendale Building	--	--	--	--
(Gain) loss on sale of marketable securities	--	--	--	--
Actuarial gain on pension plan	--	-	-	--
Loss provision on marketable securities	607	--	--	607
Loss provision on impairment of asset	6,045	--	(1,726)	4,319
Loss on extinguishment of debt	--	--	--	--
Loss on sale of assets, net	--	--	--	--
Gain on insurance settlement	(910)	--	--	(910)
Depreciation and amortization	18,558	--	--	18,558
Amortization of prior service costs related to pension plan	318	--	--	318
Amortization of above and below market lease	637	--	--	637
Amortization of deferred financing costs	1,235	--	--	1,235
Amortization of straight-line rent	1,459	--	--	1,459
Stock based compensation expense	1,976	--	--	1,976
Minority interest	620	(620)	--	--
Changes in assets and liabilities:
(Increase) decrease in receivables	(3,152)	--	--	(3,152)
(Increase) decrease in prepaid and other assets	784	--	--	784
Increase in payable and accrued liabilities	4,677	--	--	4,677
Increase (decrease) in film rent payable	4,856	--	--	4,856
Increase in deferred revenues and other liabilities	6,562	--	--	6,562
Net cash provided by operating activities	$24,315	$--	$--	$24,315

The following table presents the effects on our consolidated statement of cash flows of the retrospective changes previously mentioned for the year ended December 31, 2007 (dollars in thousands):

	Year Ended December 31, 2007
	As Originally Filed	Adjusted for FAS 160	2007 As Adjusted
Operating Activities
Net income (loss)	$(2,103)	$1,003	$(1,100)
Adjustments to reconcile net income( loss) to net cash provided by operating activities:
Realized (gain) loss on foreign currency translation	(131)	--	(131)
Equity earnings of unconsolidated joint ventures and entities	(2,545)	--	(2,545)
Distributions of earnings from unconsolidated joint ventures and entities	4,619	--	4,619
Gain on the sale of unconsolidated joint venture or entity	--	--	--
Gain on sale of Glendale Building	(1,912)	--	(1,912)
(Gain) loss on sale of marketable securities	(773)	--	(773)
Actuarial gain on pension plan	385	-	385
Loss provision on marketable securities	779	--	779
Loss provision on impairment of asset	89	--	89
Loss on extinguishment of debt	99	--	99
Loss on sale of assets, net	185	--	185
Gain on insurance settlement	--	--	--
Depreciation and amortization	11,921	--	11,921
Amortization of prior service costs related to pension plan	253	--	253
Amortization of above and below market lease	--	--	--
Amortization of deferred financing costs	--	--	--
Amortization of straight-line rent	--	--	--
Stock based compensation expense	994	--	994
Minority interest	1,003	(1,003)	--
Changes in assets and liabilities:
(Increase) decrease in receivables	1,377	--	1,377
(Increase) decrease in prepaid and other assets	(1,753)	--	(1,753)
Increase in payable and accrued liabilities	307	--	307
Increase (decrease) in film rent payable	(1,631)	--	(1,631)
Increase in deferred revenues and other liabilities	2,121	--	2,121
Net cash provided by operating activities	$13,284	$--	$13,284

The following table presents the effects on our consolidated statement of cash flows of the retrospective changes previously mentioned for the year ended December 31, 2006 (dollars in thousands):

	Year Ended December 31, 2006
	As Originally Filed	Adjusted for FAS 160	2006 As Adjusted
Operating Activities
Net income (loss)	$3,856	$672	$4,528
Adjustments to reconcile net income( loss) to net cash provided by operating activities:
Realized (gain) loss on foreign currency translation	38	--	38
Equity earnings of unconsolidated joint ventures and entities	(9,547)	--	(9,547)
Distributions of earnings from unconsolidated joint ventures and entities	6,647	--	6,647
Gain on the sale of unconsolidated joint venture or entity	(3,442)	--	(3,442)
Gain on sale of Glendale Building	--	--	--
(Gain) loss on sale of marketable securities	--	--	--
Actuarial gain on pension plan	--	-	--
Loss provision on marketable securities	--	--	--
Loss provision on impairment of asset	--	--	--
Loss on extinguishment of debt	167	--	167
Loss on sale of assets, net	45	--	45
Gain on insurance settlement	--	--	--
Depreciation and amortization	13,212	--	13,212
Amortization of prior service costs related to pension plan	--	--	--
Amortization of above and below market lease	--	--	--
Amortization of deferred financing costs	--	--	--
Amortization of straight-line rent	--	--	--
Stock based compensation expense	284	--	284
Minority interest	672	(672)	--
Changes in assets and liabilities:
(Increase) decrease in receivables	(556)	--	(556)
(Increase) decrease in prepaid and other assets	(1,914)	--	(1,914)
Increase in payable and accrued liabilities	1,108	--	1,108
Increase (decrease) in film rent payable	(103)	--	(103)
Increase in deferred revenues and other liabilities	1,442	--	1,442
Net cash provided by operating activities	$11,909	$--	$11,909

Schedule II – Valuation and Qualifying Accounts

Description	Balance at beginning of year	Additions charged to costs and expenses		Deductions	Balance at end of year
Allowance for doubtful accounts
Year-ended December 31, 2008 – Allowance for doubtful accounts	$382	$115		$100	$397
Year-ended December 31, 2007 – Allowance for doubtful accounts	$473	$62		$153	$382
Year-ended December 31, 2006 – Allowance for doubtful accounts	$416	$247		$190	$473

Tax valuation allowance
Year-ended December 31, 2008 – Tax valuation allowance	$57,210	$2,728	(1)	$--	$59,938
Year-ended December 31, 2007 – Tax valuation allowance	$56,218	$992		$--	$57,210
Year-ended December 31, 2006 – Tax valuation allowance	$58,584	$--		$2,366	$56,218

Non-current tax liability for the year ended December 31, 2008	$5,417	$930		$--	$6,347

(1)  The tax valuation allowance as previously reported of $3.4 million was adjusted for $652,000 relating to the correction of an immaterial error (see Note 28 – Restatement of Consolidated Financial Statements to our 2008 Consolidated Financial Statements).

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

205-209 East 57th Street Associates, LLC
Statements of Operations
For The Three Years Ended December 31, 2008, 2007 and 2006
(U.S. dollars in thousands)

	Years Ended December 31,
	2008 (Unaudited)	2007	2006
Revenue:
Sales – condominium units	$--	$25,401	$117,329
Contract termination income	340	--	239
Dividends and interest	74	168	140
Rental income	314	104	--
Total revenue	728	25,673	117,708
Expenses:
Costs of sales of condominium units	(344)	16,987	75,382
Selling costs	--	1,369	6,523
Marketing and advertising	1	184	740
Sponsor common charges	10	70	421
Utilities	--	9	90
Contributions	--	--	6
Depreciation	33	21	--
Amortization	14	--	--
Miscellaneous	--	46	5
Professional fees	133	--	--
Real estate taxes	1	--	--
New York City unincorporated business tax	47	182	1,435
Total expenses	(105)	18,868	84,602
Net income	$833	$6,805	$33,106

The accompanying notes are an integral part of these financial statements.

205-209 East 57th Street Associates, LLC
Statements of Changes in Members’ Equity
For the Three Years Ended December 31, 2008, 2007, and 2006
(U.S. dollars in thousands)

	PGA Clarett 1, LLC	PGA Clarett 2, LLC	PGA Clarett 3, LLC	PGA Clarett 4, LP	Clarett Partners, LLC	CC Sutton Manager, LLC	Citadel Cinemas, Inc.	Total
Members equity – January 1, 2006	$1,707	$1,663	$178	$1,439	$83	$3,242	$2,771	$11,083
Member distributions	(2,813)	(2,739)	(293)	(2,372)	(2,503)	(6,854)	(5,858)	(23,432)
Net income	1,355	1,319	141	1,143	11,188	9,684	8,276	33,106
Members equity – December 31, 2006	249	243	26	210	8,768	6,072	5,189	20,757
Member distributions	(280)	(272)	(29)	(236)	(9,846)	(6,817)	(5,827)	(23,307)
Net income	82	79	8	69	2,875	1,990	1,702	6,805
Members equity – December 31, 2007	51	50	5	43	1,797	1,245	1,064	4,255
Member distributions (Unaudited)	--	--	--	--	--	--	--	--
Net income (Unaudited)	131	127	14	110	--	243	208	833
Members equity – December 31, 2008 (Unaudited)	$182	$177	$19	$153	$1,797	$1,488	$1,272	$5,088

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
December 31, 2008 (unaudited) and 2007

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

From September 3, 2003 (the “inception date”) through September 14, 2004, the Company was a single member limited liability company with Clarett Capital, LLC (“Clarett Capital”) as the sole member.  Effective September 14, 2004, the operating agreement (“the Agreement”) was amended and restated to provide for the admission of the following new members: Citadel Cinemas, Inc. (“Citadel”) 25%, CC Sutton Manager, LLC (“CC Sutton”) 29.25%,  PGA Clarett 1, LLC (“PGA 1”) 8.352%, PGA Clarett 2, LLC (“PGA 2”) 15%, PGA Clarett 3, LLC (“PGA 3”) 21.648% and Clarett Partners, LLC (“Clarett Partners”) 0.75%.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109” (“Interpretation No. 48”). Interpretation No. 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  On December 30, 2008, the FASB issued a Staff Position (FSP FIN 48-3 “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Entities”) formally permitting nonpublic entities to defer implementing FIN 48 for one year, effective for fiscal years beginning after December 15, 2008.  The Company has elected to defer the implementation of FIN 48 under FSP FIN 48-3 to the year ended December 31, 2009.

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

Marketing and advertising costs are charged to operations when incurred.  The Company expensed $596, $184,122, and 740,492 of marketing and promotion costs for the years ended December 31, 2008 (unaudited) 2007, and 2006 respectively.

(e)	Capitalized Costs

The Company capitalized all costs associated with the development project.  Capitalized costs include, but are not limited to, construction and development costs, construction period interest, real estate taxes and architect, development and professional fees.

(f) Costs of Sales of Condominium Units

In connection with the sale of condominium units, land, capitalized construction and development costs and negotiable certificates for real estate tax abatements have been expensed based on the total costs incurred and the estimated costs to complete, multiplied by the relative sales value of units sold.  In addition, included in costs of sales of condominium units for the year ended December 31, 2007 is the imputed fair value of the rental of the residential manager unit of $423,506.

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

At December 31, 2008 (unaudited) and 2007, construction and development costs are comprised of the following (dollars in thousands):

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

Note 7 - Condominium Sales

In 2004, the Company initiated a condominium offering plan, which obtained the necessary approvals in 2005 and 2006.  The condominium consists of 68 residential units and one commercial unit.  As of December 31, 2008 (unaudited) and 2007, 67 residential units had been sold.

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

The deferred rent liability amounted to $44,733 and $320,037 at December 31, 2008 (unaudited) and 2007, respectively.

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

Note 13 - Commitments and Contingencies

(a)  Sponsor Common Charges

The Company is the sponsor for the condominium and is obligated to pay all common charges, special assessments and real estate taxes allocated to any unsold residential units or commercial units in accordance with the provisions of the By-Laws.  During the years ended December 31, 2008 (unaudited) and 2007, the Company incurred $10,248 and $69,779, respectively, of sponsor common charges, which is reflected in the accompanying statements of operations.

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

Note 15 - Concentrations of Risk

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

3.7	Amendment to Article V of the Amended and Restated Bylaws of the Company (filed as exhibit 3.2 to the Company’s report on Form 8-K dated December 27, 2007, and incorporated herein by reference).

3.8
Amendment and Restatement of Articles of Incorporation of the Company as filed with the Nevada Secretary of State on May 22, 2003 (filed as Exhibit 3.8 to the Company’s report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference).

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

10.76*
Employment Agreement dated June 5, 2008 between the Company and Jay Laifman (filed as Exhibit 10.76 to the Company’s report on form 10-Q for the period ended June 30, 2008, and incorporated herein by reference).

10.77
Form of Indemnity, as routinely granted to the Company’s officers and directors (filed as Exhibit 10.77 to the Company’s report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference).

21	List of Subsidiaries (filed as Exhibit 21 to the Company's report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

23.1	Consent of Independent Auditors, Deloitte & Touche LLP (filed herewith).

23.2	Consent of Independent Auditors, Pricewaterhousecoopers LLP (filed herewith).

23.3	Consent of Independent Auditors, KPMG Australia (filed herewith).

31.1	Certification of Principal Executive Officer dated October 20, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer dated October 20, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer dated October 20, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer dated October 20, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*These exhibits constitute the executive compensation plans and arrangements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date: October 20, 2009	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ James J. Cotter	Chairman of the Board and Director and Chief Executive Officer	October 20, 2009
James J. Cotter

/s/ Andrzej Matyczynski	Principal Financial and Accounting Officer	October 20, 2009
Andrzej Matyczynski

/s/ Eric Barr	Director	October 20, 2009
Eric Barr

/s/ James J. Cotter, Jr.	Director	October 20, 2009
James J. Cotter, Jr.

/s/ Margaret Cotter	Director	October 20, 2009
Margaret Cotter

/s/ William D. Gould	Director	October 20, 2009
William D. Gould

/s/ Edward L. Kane	Director	October 20, 2009
Edward L Kane

/s/ Gerard P. Laheney	Director	October 20, 2009
Gerard P. Laheney

/s/ Alfred Villaseñor	Director	October 20, 2009
Alfred Villaseñor