Form 10-K/A
period 2008-12-31
READING INTERNATIONAL INC
filed 2009-10-22
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 2)
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
Large accelerated filer  ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 22, 2009, there were 21,129,582 shares of Class A Non-voting Common Stock, par value $0.01 per share and 1,495,490 shares of Class B Voting Common Stock, par value $0.01 per share, outstanding. The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $82,713,669 as of June 30, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Reading International, Inc. ( “RDI”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “Annual Report”) in order to correct an error in the date of the consent of the independent registered public accounting firm included as Exhibit 23.1 to the Annual Report.

Except as otherwise expressly set forth in this Amendment, no portion of the Annual Report is being amended or updated by this Amendment and this Amendment does not reflect events that occurred after the date of the Annual Report.  Accordingly, this Amendment should be read in conjunction with the Annual Report and RDI’s other filings with the Securities and Exchange Commission.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)           Exhibits Required by Item 601 of Regulation S-K

23.1	Consent of Independent Auditors, Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer dated October 22, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer dated October 22, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer dated October 22, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer dated October 22, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date: October 22, 2009	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer and Treasurer