Form 10-Q
period 2009-09-30
READING INTERNATIONAL INC
filed 2009-11-06
CIK 716634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 6, 2009, there were 21,129,582 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART I – Financial Information
Item 1 – Financial Statements
Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$19,253	$30,874
Receivables	6,294	7,868
Inventory	733	797
Investment in marketable securities	2,516	3,100
Restricted cash	1,339	1,656
Prepaid and other current assets	3,810	2,324
Total current assets	33,945	46,619
Property held for and under development	77,468	69,016
Property & equipment, net	203,985	173,662
Investments in unconsolidated joint ventures and entities	10,879	11,643
Investment in Reading International Trust I	838	1,547
Goodwill	37,312	34,964
Intangible assets, net	23,310	25,118
Other assets	14,498	9,301
Total assets	$402,235	$371,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$12,467	$13,170
Film rent payable	4,720	7,315
Notes payable – current portion	7,934	1,347
Taxes payable	6,231	6,425
Deferred current revenue	5,165	5,645
Other current liabilities	141	201
Total current liabilities	36,658	34,103
Notes payable – long-term portion	176,976	172,268
Notes payable to related party – long-term portion	14,000	14,000
Subordinated debt – trust preferred securities	27,913	51,547
Noncurrent tax liabilities	6,729	6,347
Deferred non-current revenue	595	554
Other liabilities	26,148	23,604
Total liabilities	289,019	302,423
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,706,806 issued and 21,129,582 outstanding at September 30, 2009 and 35,564,339 issued and 20,987,115 outstanding at December 31, 2008	216	216
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at September 30, 2009 and at December 31, 2008	15	15
Nonvoting Preferred Stock, par value $0.01, 12,000 shares authorized and no outstanding shares	--	--
Additional paid-in capital	134,300	133,906
Accumulated deficit	(59,837)	(69,477)
Treasury shares	(4,306)	(4,306)
Accumulated other comprehensive income	40,954	7,276
Total Reading International, Inc. stockholders’ equity	111,342	67,630
Noncontrolling interest	1,874	1,817
Total stockholders’ equity	113,216	69,447
Total liabilities and stockholders’ equity	$402,235	$371,870

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Cinema	$52,340	$54,036	$146,991	$138,867
Real estate	3,727	3,855	10,576	12,501
Total operating revenue	56,067	57,891	157,567	151,368
Operating expense
Cinema	40,544	42,491	113,599	111,676
Real estate	3,137	2,493	8,770	6,903
Depreciation and amortization	4,001	5,101	11,169	14,511
Loss on transfer of real estate held for sale to continuing operations	--	--	549	--
General and administrative	4,206	4,396	12,875	13,993
Other operating income	(2,551)	--	(2,551)	--
Total operating expense	49,337	54,481	144,411	147,083

Operating income	6,730	3,410	13,156	4,285

Interest income	143	225	880	829
Interest expense	(3,619)	(4,183)	(11,617)	(10,661)
Gain on retirement of subordinated debt (trust preferred securities)	--	--	10,714	--
Other income (loss)	(24)	(1,009)	(2,740)	2,033
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	3,230	(1,557)	10,393	(3,514)
Income tax expense	(424)	(689)	(1,422)	(1,513)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	2,806	(2,246)	8,971	(5,027)
Equity earnings of unconsolidated joint ventures and entities	202	270	861	817
Gain on sale of investments in unconsolidated entities	268	--	268	2,450
Net income (loss)	$3,276	$(1,976)	$10,100	$(1,760)
Net income attributable to noncontrolling interest	(133)	(85)	(460)	(246)
Net income (loss) attributable to Reading International, Inc. common shareholders	$3,143	$(2,061)	$9,640	$(2,006)

Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common shareholders	$0.14	$(0.09)	$0.43	$(0.09)
Weighted average number of shares outstanding – basic	22,594,517	22,476,904	22,562,309	22,476,514
Weighted average number of shares outstanding – dilutive	22,662,306	22,476,904	22,630,097	22,476,514

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net income (loss)	$10,100	$(1,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss recognized on foreign currency transactions	2,310	(446)
Equity earnings of unconsolidated joint ventures and entities	(861)	(817)
Distributions of earnings from unconsolidated joint ventures and entities	1,036	731
Other-than-temporary loss on marketable securities	2,093	1
Gain on retirement of subordinated debt (trust preferred securities)	(10,714)	--
Gain on option termination	(1,530)	--
Gain in other operating income	(2,551)
Loss on transfer of real estate held for sale to continuing operations	549	--
Gain on sale of investments in unconsolidated entities	(268)	(2,450)
Loss related to impairment of assets	--	1,049
Gain on insurance	--	(910)
Depreciation and amortization	11,169	14,511
Amortization of prior service costs	213	214
Amortization of above and below market leases	545	638
Amortization of deferred financing costs	595	513
Amortization of straight-line rent	962	1,310
Stock based compensation expense	394	908
Changes in operating assets and liabilities:
(Increase) decrease in receivables	2,294	(1,908)
Increase in prepaid and other assets	(1,501)	(220)
Increase (decrease) in accounts payable and accrued expenses	(1,243)	1,729
Increase (decrease) in film rent payable	(3,109)	1,225
Increase in deferred revenues and other liabilities	64	1,534
Net cash provided by operating activities	10,547	15,852
Investing activities
Acquisitions	--	(51,746)
Acquisition deposit (paid) returned	(706)	2,000
Purchases of and additions to property and equipment	(3,999)	(18,431)
Change in restricted cash	317	(214)
Purchase of marketable securities	(11,463)	--
Investments in unconsolidated joint ventures and entities	--	(381)
Distributions of investment in unconsolidated joint ventures and entities	2,989	214
Option proceeds	285	1,095
Proceeds from the sale of an unconsolidated joint venture	--	3,267
Proceeds from insurance	--	910
Net cash used in investing activities	(12,577)	(63,286)
Financing activities
Repayment of long-term borrowings	(13,059)	(8,670)
Proceeds from borrowings	1,453	66,285
Capitalized borrowing costs	--	(2,498)
Noncontrolling interest contributions	175	--
Noncontrolling interest distributions	(714)	(788)
Net cash provided by (used in) financing activities	(12,145)	54,329
Effect of exchange rate changes on cash and cash equivalents	2,554	(2,559)

Increase (decrease) in cash and cash equivalents	(11,621)	4,336
Cash and cash equivalents at beginning of period	30,874	20,783

Cash and cash equivalents at end of period	$19,253	$25,119

Supplemental Disclosures
Interest paid, net of amounts capitalized	$11,009	$13,547
Income taxes paid	$368	$221
Non-cash transactions
Exchange of marketable securities for Reading International Trust I securities	$(11,463)	$--
Retirement of subordinated debt (trust preferred securities)	$(23,634)	$--
Retirement of Reading International Trust I securities	$11,463	$--
Retirement of investment in Reading International Trust I securities	$709	$--
Note payable due to Seller issued for acquisition	$--	$14,750

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2009

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  There have been no material changes in the information disclosed in the notes to the condensed consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”).  Additionally, we filed an amended annual report on Form 10-K/A on October 20, 2009.  The financial information presented in this quarterly report on Form 10-Q for the period ended September 30, 2009 (the “September Report”) should be read in conjunction with our 2008 Annual Report which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2009 Quarter”) and nine (“2009 Nine Months”) months ended September 30, 2009 and the three (“2008 Quarter”) and nine (“2008 Nine Months”) months ended September 30, 2008.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations and cash flows as of and for the three months and nine months ended September 30, 2009 and 2008 have been made.  The results of operations for the three months and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results of operations to be expected for the entire year.  We have evaluated subsequent events for recognition or disclosure through November 6, 2009, which was the date we filed this Form 10-Q with the SEC.

Marketable Securities

We had investments in marketable securities of $2.5 million and $3.1 million at September 30, 2009 and December 31, 2008, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with ASC 320-10 for each applicable reporting period.  During the nine months ended September 30, 2009, we recorded other-than-temporary losses of $2.1 million and during the nine months ended September 30, 2008, we recorded other-than-temporary losses of $1,000 on certain marketable securities.  Additionally, these investments have a cumulative unrealized gain of $1.1 included in accumulated other comprehensive income at September 30, 2009.  For both the three months and nine months ended September 30, 2009 our net unrealized gain on marketable securities was $1.1 million.  For the three and nine months ended September 30, 2008, our net unrealized loss on marketable securities was $6,000 and $2,000, respectively.

Other Income/Loss

For the three and nine months ended September 30, 2009, we recorded other losses of $24,000 and $2.7 million, respectively, compared to an other loss of $1.0 million and an other income of $2.0 million for the same periods in 2008.  For the three months ended September 30, 2009, the $24,000 other loss included a $250,000 legal settlement gain for our now concluded, Puerto Rico litigation and a $224,000 provision loss on our Whitehorse Center litigation.  For the nine months ended September 30, 2009, the $2.7 million other loss included a $2.3 million loss on foreign currency transactions, a $2.0 million other-than-temporary loss on marketable securities, offset by a $1.5 million gain from fees associated with a terminated option.  For the three months ended September 30, 2008, the other loss of $1.0 million related primarily to a property impairment expense during the quarter.  For the nine months ended September 30, 2008, the $2.0 million income related to the aforementioned property impairment expense of $1.0 million.  This was offset by (i) the Whitehorse Center litigation settlement receipts totaling $1.1 million, (ii) insurance proceeds of $910,000 related to damage caused by Hurricane George in 1998, (iii) recovered costs of $385,000 relating to certain setoffs taken by our credit card servicers, and (iv) a gain on foreign currency transactions of $446,000.

Deferred Leasing Costs

We amortize direct costs incurred in connection with obtaining tenants over the respective term of the lease on a straight-line basis.

Deferred Financing Costs

We amortize direct costs incurred in connection with obtaining financing over the term of the loan using the effective interest method, or the straight-line method, if the result is not materially different.  In addition, interest on loans with increasing interest rates and scheduled principal pre-payments, is also recognized using the effective interest method.

Accounting Pronouncements Adopted During 2009

SFAS 168 – FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.  SFAS No. 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants.  The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements.  Therefore, we have changed our former references to U.S. GAAP to be in conformity with the Codification standards.

ASC 810-10 – Noncontrolling Interests

Effective January 1, 2009, the Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) 810-10, which requires that amounts formerly reported as minority interests in the Company’s unaudited condensed consolidated financial statements be reported as noncontrolling interests.  These revisions clarify that noncontrolling interests with redemption provisions outside of the control of the issuer and noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation under FASB ASC 810-10 to determine the appropriate balance sheet classification and measurement of such instruments.  This adoption resulted in modifications to the reporting of noncontrolling interests in the Unaudited Condensed Consolidated Financial Statements.

The adoption of FASB ASC 810-10 had an impact on the presentation and disclosure of noncontrolling (minority) interests in our condensed consolidated financial statements.  Because of the retrospective presentation and disclosure requirements of FASB ASC 810-10, the Company will be required to reflect the change in presentation and disclosure for all periods presented in future filings.

The effect of the reclassification of the non-controlling interest on our prior year’s income statement related to the adoption of FASB ASC 810-10 is a decrease in the net income and an increase in loss before equity earnings of unconsolidated joint ventures and entities of $85,000 and $246,000 for the three months and nine months ended September 30, 2008, respectively.

Non-controlling interest represents ownership interests not held by Reading International, Inc. in its underlying consolidated subsidiaries.

FASB ASC 855-10 – Subsequent Events

Effective for the second quarter of 2009, the Company adopted the provisions of FASB ASC 855-10 – Subsequent Events (“ASC 855-10”).  ASC 855-10 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements.  ASC 855-10 also requires disclosure of the date through which subsequent events are evaluated by management (see Note 1 – Basis of Presentation).  The adoption of ASC 855-10 did not have a material impact on the Company’s financial statements.

FASB ASC 855-10-65 - Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued FASB ASC 855-10-65 relating to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies (“FASB ASC 855-10-65”).  FASB ASC 855-10-65 addresses application issues on the accounting for contingencies in a business combination.  FASB ASC 855-10-65 is effective for assets or liabilities arising from contingencies in business combinations acquired on or after January 1, 2009.  The adoption of FASB ASC 855-10-65 did not have any impact on the Company’s financial statements.

 FASB ASC 320-10-65 – Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB ASC 320-10-65 relating to the recognition and presentation of other-than-temporary impairments (“FASB ASC 320-10-65”).  FASB ASC 320-10-65 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings, as well as expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  FASB ASC 320-10-65 is effective for fiscal years, and interim periods within those fiscal years, ending after June 15, 2009.  The adoption of FASB ASC 320-10-65 did not have any impact on the Company’s financial statements.

New Accounting Pronouncements

FASB ASC 810-10-15 – Variable Interest Entities

In June 2009, an update was made to FASB ASC 810-10-15 related to variable interest entities.  This update changes the calculation for determining entities that have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation to a qualitative approach.  The qualitative approach identifies which entities have the power to direct the activities that most significantly affect the VIE’s economic performance, have the obligation to absorb losses of the VIE, or have the right to receive benefits from the VIE.  The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs.  This update will be effective for the company beginning January 1, 2010.  Management is currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position and results of operations when it becomes effective in 2010.

Note 2 –Equity and Stock Based Compensation

Equity Compensation

Landplan Property Partners, Pty Ltd

As more fully described in our 2008 Annual Report, we have granted our President of Landplan Property Partners, Pty Ltd (“LPP”), Mr. Doug Osborne, as incentive compensation, a subordinated carried interest in certain property trusts, owned by LPP or its affiliates and formed to acquire and hold LPP’s real property investments.  The estimated value of Mr. Osborne’s incentive interest of $234,000 at September 30, 2009 is included in the noncontrolling interest in these property trusts at September 30, 2009 (see Note 14 – Noncontrolling Interest).  During the three and nine months ended September 30, 2009, we expensed $13,000 and $68,000, respectively.  During the three months ended September 30, 2008, we adjusted the expense for these interests based on the then more current project estimates for our Lake Taupo and Indooroopilly projects resulting in a reduction of the three months expense of $165,000 and a nine months ended September 30, 2008 expense of $74,000.  At September 30, 2009, the total unrecognized compensation expense related to the LPP equity awards was $139,000, which we expect to recognize over the remaining weighted average period of approximately 22 months.  No amounts, however, will be payable unless the properties held by the property trusts, on a consolidated basis, provide returns on capital in excess of 11%, compounded annually.

Stock Based Compensation

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Non-Voting Common Stock on February 12, 2008.  This stock grant has a vesting period of two years and a stock grant date price of $9.70.

On February 11, 2009 and 2008, $100,000 and $50,000, respectively, of restricted Class A Non-Voting Common Stock vested related to prior year grants.  During the nine months ended September 30, 2009, we issued 143,017 of Class A Nonvoting shares to certain executive employees associated with their prior years’ stock bonuses. For the three and nine months ended September 30, 2009, we recorded compensation expense of $56,000 and $169,000, respectively, and, for the three and nine months ended September 30, 2008, we recorded compensation expense of $100,000 and $296,000, respectively, related to the vesting of all our restricted stock grants.

The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Fair Value at Grant Date
Outstanding – December 31, 2008	33,621	$574
Vested	(10,948)	$(100)
Outstanding – September 30, 2009	22,673	$474

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-40 relating to Stock-Based Compensation (“FASB ASC 718-40”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three and nine months ended September 30, 2009 and 2008, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

FASB ASC 718-40 requires companies to estimate forfeitures.  Based on our historical experience and the relative market price to strike price of the options, we do not currently estimate any forfeitures of vested or unvested options.

In accordance with FASB ASC 718-40, we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility, and the expected life of the options.  We exclude the dividend yield from the calculation, as we intend to retain all earnings.  We expense the estimated grant date fair values of options issued on a straight-line basis over the vesting period.

We granted 50,000 options during the three and nine months ended September 30, 2009.  We granted no options in the three and nine months ended September 30, 2008.  We estimated the fair value of the 2009 granted options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2009
Stock option exercise price	$4.01
Risk-free interest rate	3.309%
Expected dividend yield	--
Expected option life	9.60 yrs
Expected volatility	33.74%
Weighted average fair value	$1.98

Based on these assumptions and in accordance with the FASB ASC 718-40 modified prospective method, we recorded $9,000 and $228,000, respectively, in compensation expense for the total estimated grant date fair value of stock options that vested during the three and nine months ended September 30, 2009, respectively.  We also recorded $160,000 and $480,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the three and nine months ended September 30, 2008, respectively.  At September 30, 2009, the total unrecognized estimated compensation cost related to non-vested stock options granted was $110,000, which we expect to recognize over a weighted average vesting period of 2.65 years.  No options were exercised during the three or nine months ended September 30, 2009 and 2008; therefore, no cash was received and no value was realized from the exercise of options during those periods.  During the nine months ended September 30, 2009, 120,625 options vested having a current intrinsic value of $0 for the period, as all the options were “out-of-the-money” at September 30, 2009.  During the three and nine months ended September 30, 2008, 1,875 and 122,500 options vested having a current intrinsic value of $0 for the period as all the options were “out-of-the-money” at September 30, 2008.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at September 30, 2009 was $224,000 of which 100% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of September 30, 2009 and December 31, 2008:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2008	577,850	185,100	$5.60	$9.90	477,850	35,100	$4.72	$8.47
No activity during the period	--	--	$--	$--
Outstanding- December 31, 2008	577,850	185,100	$5.60	$9.90	525,350	110,100	$5.19	$9.67
Granted	50,000	--	$4.01	$--
Expired	--	(35,100)	$--	$8.47
Outstanding-September 30, 2009	627,850	150,000	$5.48	$10.24	572,850	150,000	$5.58	$10.24

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at September 30, 2009 and December 31, 2008 was approximately 5.06 and 5.22 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at September 30, 2009 and December 31, 2008 was approximately 4.71 and 4.61 years, respectively.

Note 3 – Business Segments

We organize our operations into two reportable business segments within the meaning of FASB ASC 280-10 - Segment Reporting.  Our reportable segments are (1) cinema exhibition and (2) real estate.  The cinema segment is engaged in the development, ownership, and operation of multiplex cinemas.  The real estate segment is engaged in the development, ownership, and operation of commercial properties.  Incident to our real estate operations we have acquired, and continue to hold, raw land in urban and suburban centers in Australia and New Zealand.

The tables below summarize the results of operations for each of our principal business segments for the three and nine months ended September 30, 2009 and 2008, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three months ended September 30, 2009	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$52,340	$6,349	$(2,622)	$56,067
Operating expense	43,166	3,137	(2,622)	43,681
Depreciation & amortization	2,723	1,039	--	3,762
General & administrative expense	608	195	--	803
Segment operating income	$5,843	$1,978	$--	$7,821
Three months ended September 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$54,036	$6,108	$(2,253)	$57,891
Operating expense	44,744	2,493	(2,253)	44,984
Depreciation & amortization	3,848	1,090	--	4,938
General & administrative expense	1,106	255	--	1,361
Segment operating income	$4,338	$2,270	$--	$6,608

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2009 Quarter	2008 Quarter
Total segment operating income	$7,821	$6,608
Non-segment:
Depreciation and amortization expense	239	163
General and administrative expense	3,403	3,035
Other operating income	(2,551)	--
Operating income	6,730	3,410
Interest expense, net	(3,476)	(3,958)
Other loss	(24)	(1,009)
Income tax expense	(424)	(689)
Equity earnings of unconsolidated joint ventures and entities	202	270
Gain on sale of investments in unconsolidated entities	268	--
Net income (loss)	3,276	(1,976)
Net income attributable to the noncontrolling interest	(133)	(85)
Net income (loss) attributable to Reading International, Inc. common shareholders	$3,143	$(2,061)

Nine months ended September 30, 2009	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$146,991	$17,739	$(7,163)	$157,567
Operating expense	120,762	8,770	(7,163)	122,369
Depreciation & amortization	8,208	2,474	--	10,682
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
General & administrative expense	2,176	564	--	2,740
Segment operating income	$15,845	$5,382	$--	$21,227

Nine months ended September 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$138,867	$17,870	$(5,369)	$151,368
Operating expense	117,045	6,903	(5,369)	118,579
Depreciation & amortization	10,516	3,472	--	13,988
General & administrative expense	3,005	853	--	3,858
Segment operating income	$8,301	$6,642	$--	$14,943

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2009 Nine Months	2008 Nine Months
Total segment operating income	$21,227	$14,943
Non-segment:
Depreciation and amortization expense	487	523
General and administrative expense	10,135	10,135
Other operating income	(2,551)	--
Operating income	13,156	4,285
Interest expense, net	(10,737)	(9,832)
Gain on retirement of subordinated debt (trust preferred securities)	10,714	--
Other income (loss)	(2,740)	2,033
Income tax expense	(1,422)	(1,513)
Equity earnings of unconsolidated joint ventures and entities	861	817
Gain on sale of investments in unconsolidated entities	268	2,450
Net income (loss)	10,100	(1,760)
Net income attributable to the noncontrolling interest	(460)	(246)
Net income (loss) attributable to Reading International, Inc. common shareholders	$9,640	$(2,006)

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of September 30, 2009 and December 31, 2008:

	US Dollar
	September 30, 2009	December 31, 2008
Australian Dollar	$0.8824	$0.6983
New Zealand Dollar	$0.7233	$0.5815

Note 5 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to Reading International, Inc. common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing the net income (loss) attributable to Reading International, Inc. common shareholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued.  Stock options and non-vested stock awards give rise to potentially dilutive common shares.  In accordance with FASB ASC 260-10 - Earnings Per Share, these shares are included in the diluted earnings per share calculation under the treasury stock method.  As noted in the table below, due to the small difference between the basic and diluted weighted average common shares, the basic and the diluted earnings (loss) per share are the same for the 2009 Quarter, the 2008 Quarter, the 2009 Nine Months, and the 2008 Nine Months.  The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to Reading International, Inc. common shareholders	$3,143	$(2,061)	$9,640	$(2,006)

Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common share holders	$0.14	$(0.09)	$0.43	$(0.09)
Weighted average common stock – basic	22,594,517	22,476,904	22,562,309	22,476,514
Weighted average common stock – diluted	22,662,306	22,476,904	22,630,097	22,476,514

For the three and nine months ended September 30, 2009, the weighted average common stock – dilutive only included 67,789 of in-the-money stock options.  For the three and nine months ended September 30, 2008, we recorded losses from continuing operations.  As such, we excluded the incremental shares of 53,820 shares of restricted Class A Non-Voting Common Stock and 263,010 of in-the-money stock options from the computation of diluted loss per share because they were anti-dilutive in those periods.  In addition, 738,052 and 499,940 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008, respectively.  The total number of shares that could potentially dilute basic earnings per share is 805,841 and 816,770, as of September 30, 2009 and 2008, respectively.

Note 6 – Property Held For and Under Development and Property and Equipment

As of September 30, 2009 and December 31, 2008, we owned property held for and under development summarized as follows (dollars in thousands):

Property Held For and Under Development	September 30, 2009	December 31, 2008
Land	$44,994	$37,383
Construction-in-progress (including capitalized interest)	32,474	31,633
Property held for and under development	$77,468	$69,016

We recorded capitalized interest related to our properties under development for the three months ended September 30, 2008 of $1.6 million and for the nine months ended September 30, 2009 and 2008 of $136,000 and $3.1 million, respectively.  We have curtailed the development activities of our properties under development and are not currently capitalizing interest expense.  Therefore, we did not capitalize any interest during the three months ended September 30, 2009.

During the second quarter of 2009, we completed the construction of the building on our Indooroopilly, Brisbane, Australia property.  On July 24, 2009, we signed a lease with the City of Brisbane to lease our entire

Indooroopilly building to them for an initial three-year period with two three-year options.  We have now classified this property with a carrying value of $11.6 million (AUS$13.1 million) as property and equipment.

As of September 30, 2009 and December 31, 2008, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	September 30, 2009	December 31, 2008
Land	$63,980	$55,865
Building	121,260	90,791
Leasehold interests	33,367	32,198
Construction-in-progress	1,765	487
Fixtures and equipment	82,939	67,965
	303,311	247,306
Less: accumulated depreciation	(99,326)	(73,644)
Property and equipment, net	$203,985	$173,662

Depreciation expense for property and equipment was $3.3 million and $4.5 million for the three months ended September 30, 2009 and 2008, respectively, and $9.1 million and $12.6 million for the nine months ended September 30, 2009 and 2008, respectively.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Except as noted below regarding our investment in Malulani Investments, Limited (“MIL”), investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, and, as of September 30, 2009 and December 31, 2008, include the following (dollars in thousands):

	Interest	September 30, 2009	December 31, 2008
Malulani Investments, Limited	18.4%	$--	$1,800
Rialto Distribution	33.3%	873	896
Rialto Cinemas	50.0%	4,608	3,763
205-209 East 57th Street Associates, LLC	25.0%	358	1,216
Mt. Gravatt Cinema	33.3%	5,040	3,968
Total investments		$10,879	$11,643

For the three and nine months ended September 30, 2009 and 2008, we recorded our share of equity earnings (loss) from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Malulani Investments, Limited	$--	$--	$--	$--
Rialto Distribution	(10)	100	(161)	272
Rialto Cinemas	2	9	109	(5)
205-209 East 57th Street Associates, LLC	1	87	305	87
Mt. Gravatt Cinema	209	222	608	680
Berkeley Cinema – Botany	--	(1)	--	87
Other investments	--	(147)	--	(304)
Total equity earnings	$202	$270	$861	$817

Malulani Investments, Limited

On July 2, 2009, Magoon Acquisition and Development, LLC (“Magoon LLC”) and we entered into a settlement agreement (the “Settlement Terms”) with respect to a lawsuit against certain officers and directors of Malulani Investments, Limited (“MIL”).  Under the Settlement Terms, Magoon LLC and we received $2.5 million in cash, a $6.75 million three-year 6.25% secured promissory note issued by The Malulani Group (“TMG”), and a ten-year “tail interest” in MIL and TMG in exchange for the transfer of all ownership interests in MIL and TMG held by both Magoon, LLC and RDI and for the release of all claims against the defendants in this matter.  The tail interest allows us to participate in certain distributions made or received by MIL, TMG, and in certain cases, the shareholders of TMG.  The tail interest, however, continues only for a period of ten years and we cannot assure that we will receive any distributions from this tail interest.

205-209 East 57th Street Associates, LLC – Retail Condominium Sale

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

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate that an asset may be impaired.  As of September 30, 2009 and December 31, 2008, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2008	$29,888	$5,076	$34,964
Change in goodwill due to a purchase price adjustment	(226)	--	(226)
Foreign currency translation adjustment	2,424	150	2,574
Balance at September 30, 2009	$32,086	$5,226	$37,312

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 20 years; our trade name using an accelerated amortization method over its estimated useful life of 50 years; and our option fee and other intangible assets over 10 years.  For the three months ended September 30, 2009 and 2008, amortization expense totaled $728,000 and $653,000, respectively; and for the nine months ended September 30, 2009 and 2008, amortization expense totaled $2.1 million and $1.9 million, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of September 30, 2009	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$24,070	$7,220	$2,773	$450	$34,513
Less: Accumulated amortization	6,647	1,707	2,687	162	11,203
Total, net	$17,423	$5,513	$86	$288	$23,310

As of December 31, 2008	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$23,815	$7,220	$2,773	$440	$34,248
Less: Accumulated amortization	5,743	678	2,616	93	9,130
Total, net	$18,072	$6,542	$157	$347	$25,118

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Prepaid and other current assets
Prepaid expenses	$1,458	$518
Prepaid taxes	1,168	546
Deposits	957	307
Other	227	953
Total prepaid and other current assets	$3,810	$2,324

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,140
Long-term restricted cash	265	209
Deferred financing costs, net	4,002	5,773
Interest rate swap and cap – at fair value	961	--
Other receivables	6,750	1,586
Other	1,386	593
Total non-current assets	$14,498	$9,301

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected tax provision (benefit)	$262	$(481)	$2,885	$(172)
Reduction (increase) in taxes resulting from:
Change in valuation allowance, retirement oftrust preferred debt	--	--	(4,012)	--
Change in valuation allowance, other	(186)	774	1,277	652
Foreign income tax provision	116	115	272	229
Foreign withholding tax provision	171	180	492	559
Tax effect of foreign tax rates on current income	(77)	(57)	(151)	(243)
State and local tax provision	11	30	277	106
Reserve for federal tax litigation	127	128	382	382
Actual tax provision	$424	$689	$1,422	$1,513

During the three and nine months ended September 30, 2009, our FASB ASC 740-10-2a liability increased by $127,000 and $382,000, respectively, reflecting the accrual of interest for IRS matters under litigation.

At September 30, 2009, future taxable temporary differences connected with retiring our trust preferred subordinated debt (see Note 11 - Notes Payable and Subordinated Debt) are fully offset by future deductible temporary differences, except for state taxes of approximately $190,000 reflected above.

Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities)

Notes payable and subordinated debt (trust preferred securities) are summarized as follows (dollars in thousands):

Name of Note Payable or Security	September 30, 2009	December 31, 2008	Maturity Date	September 30, 2009 Balance	December 31, 2008 Balance
Australian Corporate Credit Facility	5.12%	5.54%	June 30, 2011	$88,681	$70,179
Australian Shopping Center Loans	--	--	2009-2013	882	733
Australian Construction Loan	--	6.26%	July 31, 2009	--	3,458
New Zealand Corporate Credit Facility	4.35%	6.10%	March 31, 2012	10,850	8,723
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	27,913	51,547
US Wachovia Loan (formerly Euro-Hypo)	6.73%	6.73%	July 11, 2012	15,000	15,000
US GE Capital Term Loan	6.35%	6.82%	February 21, 2013	34,325	41,000
US Liberty Theatres Term Loans	6.20%	6.20%	April 1, 2013	6,895	6,990
US Nationwide Loan 1	7.50 - 8.50%	6.50 - 7.50%	February 21, 2013	19,666	18,857
US Nationwide Loan 2	8.50%	8.50%	February 21, 2011	1,657	1,559
US Sutton Hill Capital Note 1 – Related Party	10.34%	10.34%	December 31, 2010	5,000	5,000
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	6.26%	January 1, 2010	6,954	7,116
Total				$226,823	$239,162

Australia Construction Loan

Our Australian Construction Loan was to effectively mature on September 30, 2009.  As such, we used our available cash to pay off the loan on July 31, 2009 in the amount of $6.1 million (AUS$7.3 million).

New Zealand Corporate Credit Facility

During May 2009, we extended the term of our New Zealand facility to March 31, 2012 and reduced the available borrowing amount to $32.5 million (NZ$45.0 million).  The drawn balance of this loan was $10.9 million (NZ$15.0 million) at September 30, 2009.  We recorded $33,000 (NZ$45,000) in deferred financing costs associated with this term extension which we will amortize over the remaining life of the loan.

Trust Preferred Securities

During the first quarter of 2009, we took advantage of the then current market illiquidity for securities such as our trust preferred securities (“TPS”) to repurchase $22.9 million in face value of those securities through an exchange of $11.5 million worth of marketable securities purchased during the period for the express purpose of executing this exchange transaction with the third party holder of these TPS.  During the nine months ended September 30, 2009, we amortized $106,000 of discount to interest income.  On April 30, 2009, we extinguished $22.9 million of these trust-preferred securities, which resulted in a gain on retirement of subordinated debt (TPS) of $10.7 million net of loss on the associated deferred loan costs of $749,000.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Other liabilities
Foreign withholding taxes	$5,944	$5,748
Straight-line rent liability	6,267	5,022
Option liability	--	1,117
Environmental reserve	1,656	1,656
Accrued pension	3,145	2,946
Interest rate swaps – at fair value	1,110	1,439
Acquired above market leases	4,203	4,612
Other noncurrent payable	2,630	--
Other	1,193	1,064
Other liabilities	$26,148	$23,604

Included in our other liabilities are accrued pension costs of $3.1 million.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three and nine months ended September 30, 2009 and 2008.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for expected return on plan assets.  For the three and nine months ended September 30, 2009, we recognized $65,000 and $199,000, respectively, of interest cost and $71,000 and $213,000, respectively, of amortized prior service cost.  For the three and nine months ended September 30, 2008, we recognized $63,000 and $289,000, respectively, of interest cost and $71,000 and $214,000, respectively, of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $1.2 million and $785,000 as of September 30, 2009 and December 31, 2008, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $397,000 and $261,000 as of September 30, 2009 and December 31, 2008, respectively.  This debt is without recourse to us as of September 30, 2009 and December 31, 2008.

Contractual Commitment

Manukau Land Purchase

On April 30, 2009, we entered into an agreement to purchase for $3.8 million (NZ$5.2 million) a property adjacent to our Manukau property.  An initial deposit of $175,000 (NZ$258,000) which was paid upon signing of the agreement and a second deposit of $531,000 (NZ$773,000) was paid in August 2009.  The remaining balance is due on the settlement date of March 31, 2010.

Litigation

Malulani Investments Litigation

In December 2006, Magoon Acquisition and Development, LLC (“Magoon LLC”) and we commenced a lawsuit entitled Magoon Acquisition & Development, LLC; a California limited liability company, Reading International, Inc.; a Nevada corporation, and James J. Cotter vs. Malulani Investments, Limited, a Hawaii Corporation, Easton T. Mason; John R. Dwyer, Jr.; Philip Gray; Kenwei Chong (Civil No. 06-1-2156-12 (GWBC)) against certain officers and directors of MIL alleging various direct and derivative claims for breach of fiduciary duty and waste and seeking, among other things, access to various company books and records (the “MIL Litigation”).  As certain of these claims were brought derivatively, MIL was also named as a defendant in that litigation.

On July 2, 2009, Magoon LLC and we entered into a settlement agreement (the “Settlement Terms”) with respect to the MIL Litigation.  Under the Settlement Terms, Magoon LLC and we received $2.5 million in cash, a $6.75 million three-year 6.25% secured promissory note issued by The Malulani Group (“TMG”), and a ten-year “tail interest” in MIL and TMG in exchange for the transfer of all ownership interests in MIL and TMG held by both Magoon, LLC and RDI and for the release of all claims against the defendants in this matter..  The tail interest allows us to participate in certain distributions made by MIL or TMG, and in certain cases, the distributions received by shareholders of MIL or TMG.  The tail interest, however, continues only for a period of ten years and we cannot assure that we will in fact receive any distributions from this tail interest.

Under the terms of our Amended and Restated Shareholder Agreement with Magoon LLC, we are entitled to receive, on a priority basis, 100% of any proceeds from any disposition of the shares in MIL and TMG held by us or Magoon LLC until we (Reading) have recouped substantially all of our litigation costs and the cost of our investment in MIL.  Accordingly, we were entitled to all of the cash proceeds of the settlement, plus all distribution with respect to the promissory note until we have recouped both our litigation costs and the cost of our investment.  Thereafter, Magoon LLC will receive some distributions under the promissory note and the tail interest (if any) until it has recouped its investment in MIL and TMG.  Thereafter, any distributions under the tail interest, if any, we will share with Magoon LLC in accordance with the sharing formula set forth in the Amended and Restated Shareholder Agreement between ourselves and Magoon LLC.

Accordingly, we recorded the full receipt of the $2.5 million of cash and the note receivable of $6.75 million as consideration for the disposition of our investment in MIL for $2.1 million, the amount due of $2.0 million on our receivable balance, and the settlement of the MIL litigation for the remaining proceeds of $5.2 million.  We recorded a gain on the disposition of our investment in MIL of $268,000 as a result of the transfer of this ownership interest under the terms of the settlement agreement.  In addition, we also recorded a gain of $2.6 million as other operating income representing the recovery of our previously expensed litigation costs incurred during the course of this litigation.  In accordance with the terms of the shareholder agreement, we also recorded $2.6 million as the amount payable to Magoon, LLC to be paid out of future cash distributions of the settlement proceeds.

Note 14 – Noncontrolling Interest

Noncontrolling interest is composed of the following enterprises:

•	50% membership interest in Angelika Film Centers LLC (“AFC LLC”) owned by a subsidiary of DNA, Inc.;

•	25% noncontrolling interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	33% noncontrolling interest in the Elsternwick Joint Venture owned by Champion Pictures Pty Ltd.;

•	15% incentive interest in certain property holding trusts established by LPP or its affiliates (see Note 2); and

•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, L.L.C.

The components of noncontrolling interest are as follows (dollars in thousands):

	September 30,	December 31,
	2009	2008
AFC LLC	$1,330	$1,529
Australian Country Cinemas	280	142
Elsternwick Unincorporated Joint Venture	127	114
LPP Property Trusts	234	117
Sutton Hill Properties	(97)	(85)
Noncontrolling interest in consolidated subsidiaries	$1,874	$1,817

	Expense for the		Expense for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
AFC LLC	$148	$198	$451	$300
Australian Country Cinemas	33	58	103	116
Elsternwick Unincorporated Joint Venture	9	8	26	27
LLP Property Trusts	13	(165)	68	(74)
Sutton Hill Properties	(70)	(14)	(188)	(123)
Net income attributable to noncontrolling interest	$133	$85	$460	$246

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2009	$67,630	$1,817	$69,447
Net income	9,640	460	10,100
Increase in additional paid in capital	394	--	394
Contributions from noncontrolling stockholders	--	175	175
Distributions to noncontrolling stockholders	--	(714)	(714)
Accumulated other comprehensive income	33,678	136	33,814
Equity at – September 30, 2009	$111,342	$1,874	$113,216

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2008	$121,362	$2,835	$124,197
Net income	(2,006)	246	(1,760)
Increase in additional paid in capital	907	--	907
Distributions to noncontrolling stockholders	--	(788)	(788)
Accumulated other comprehensive income	(20,998)	(5)	(21,003)
Equity at – September 30, 2008	$99,265	$2,288	$101,553

Note 15 – Common Stock

Common Stock Issuance

During the three and nine months ended September 30, 2009, we issued 44,988 and 143,017, respectively, of Class A Nonvoting shares to certain executive employees associated with their prior years’ stock bonuses.

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

Note 16 – Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income (loss).  The following table sets forth our comprehensive income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net unrealized gain (loss) on investments
Reclassification of recognized loss on available for sale investments included in net income	$--	$--	$2,093	$1
Unrealized gain (loss) on available for sale investments	1,068	(6)	(1,024)	(3)
Net unrealized gain (loss) on investments	1,068	(6)	1,069	(2)
Net income	3,276	(1,976)	10,100	(1,760)
Foreign currency translation gain (loss)	15,008	(28,018)	32,532	(21,215)
Accrued pension	71	71	213	214
Comprehensive income (loss)	19,423	(29,929)	43,914	(22,763)
Net income attributable to noncontrolling interest	(133)	(85)	(460)	(246)
Comprehensive income attributable to noncontrolling interest	(58)	40	(136)	5
Comprehensive income (loss) attributable to Reading International, Inc.	$19,232	$(29,974)	$43,318	$(23,004)

Note 17 – Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at September 30, 2009:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Cap Rate	Maturity Date
Interest rate swap	$37,000,000	6.6040%	4.9575%	N/A	April 1, 2011
Interest rate swap	$48,230,000	4.5500%	3.2400%	N/A	December 31, 2011
Interest rate cap	$25,970,000	N/A	N/A	4.5500%	December 31, 2011

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in a decrease in interest expense of $456,000 and $1.2 million during the three and nine months ended September 30, 2009, respectively.  This resulted in a $601,000 increase and a $215,000 decrease to interest expense during the three and nine months ended September 30, 2008, respectively.  At September 30, 2009, we recorded the fair market value of an interest rate swap and a cap of $961,000 as other long-term assets and an interest rate swap of $1.1 million as an other long-term liability.  At December 31, 2008, we recorded the fair market value of our interest rate swaps of $1.4 million as an other long-term liability.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 18 – Fair Value of Financial Instruments

We measure the following items at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Investment in marketable securities	1	$2,516	$141	$2,516	$141
Investment in marketable securities in an inactive market	2	$--	$2,959	$--	$2,959
Interest rate swap & cap assets	2	$961	$--	$961	$--
Interest rate swap liability	2	$1,110	$1,439	$1,110	$1,439

We used the following methods and assumptions to estimate the fair values of the assets and liabilities in the table above:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data (were not used to value any of our assets).

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at September 30, 2009 and December 31, 2008 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	September 30, 2009	December 31, 2008	September 30, 2009		December 31, 2008
Notes payable	$184,910	$173,615		$173,319		$169,634
Notes payable to related party	$14,000	$14,000	$	N/A	$	N/A
Subordinated debt (trust preferred securities)	$27,913	$51,547		$21,003		$39,815

The fair value of notes payable to related party cannot be determined due to the related party nature of the terms of the notes payable.

We estimated the fair value of our secured mortgage notes payable, our unsecured notes payable, trust preferred securities, and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate.  We calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of our debt, adding appropriate credit spreads derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

Note 19 - Transfer of Held for Sale Real Estate to Continuing Operations

On September 16, 2008, we entered into a sale option agreement to sell our Auburn property for $28.5 million (AUS$36.0 million).  During the period ended September 30, 2009, we received notice from the buyer that they intended to withdraw from the option agreement.  Because of the termination of the option agreement, we recorded a gain on option termination of $1.5 million (AUS$2.0 million).  As of December 31, 2008, we classified our Auburn property as held for sale, and, because of the buyer’s withdrawal from the option agreement, we transferred this property to continuing operations during June 2009.  As a result of the transfer of the asset from held for sale to continuing operations, we recorded a loss in the current period of $549,000 (AUS$685,000) to measure the property at the lower of its carrying amount adjusted for depreciation and amortization expense that would have been recognized had the asset been continuously classified as a continuing operational asset, or its fair value at the date of the decision not to sell.

The real estate held for sale assets were reclassified from assets held for sale to real estate assets and then adjusted for the loss on transfer at September 30, 2009 as follows (in thousands):

	December 31, 2008	Loss Adjustment	September 30, 2009
Assets
Land	$7,395	$--	$7,395
Building	13,131	(286)	12,845
Equipment and fixtures	7,364	(263)	7,101
Less: Accumulated depreciation	(7,771)	--	(7,771)
Total assets held for sale transferred to continuing operations	$20,119	$(549)	$19,570

Note 20 - Acquisition

Manukau Land Purchase

On April 30, 2009, we entered into an agreement to purchase for $3.8 million (NZ$5.2 million) a property adjacent to our Manukau property.  An initial deposit of $175,000 (NZ$258,000) which was paid upon signing of the agreement and a second deposit of $531,000 (NZ$773,000) was paid in August 2009.  The remaining balance is due on the settlement date of March 31, 2010.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

•	cinema exhibition, through our 59 multiplex cinemas, and

•	real estate, including real estate development and the rental of retail, commercial and live theater assets.

We believe that these two business segments can complement one another, as we can use the comparatively consistent cash flows generated by our cinema operations to fund the front-end cash demands of our real estate development business.

We manage our worldwide cinema businesses under various different brands:

•	in the US, under the Reading, Angelika Film Center, Consolidated Amusements, and City Cinemas brands;

•	in Australia, under the Reading brand; and

•	in New Zealand, under the Reading and Rialto brands.

We believe cinema exhibition to be a business that will likely continue to generate consistent cash flows in the years ahead.  We base this on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option.  In keeping with our business plan of being opportunistic in adding to our existing cinema portfolio, on February 22, 2008, we acquired 15 cinemas with 181 screens in Hawaii and California (the “Consolidated Entertainment” acquisition) and we continue to consider the acquisition of cinema assets currently being offered for sale in Australia, New Zealand, and the United States.  Also, in April 2008 and in August 2008, we opened two leased cinemas in Rouse Hill and Dandenong, Australia with 9 and 6 screens, respectively.  During the third quarter of 2009, we leased two existing cinemas in New York City with 3 screens but elected not to renew the lease of our 5-screen cinema in Market City, Australia.  We anticipate that our cinema operations will continue as our main source of cash flow and will support our real estate oriented activities.

In short, while we do have operating company attributes, we see ourselves principally as a hard asset company and intend to add to shareholder value by building the value of our portfolio of tangible assets.

In addition, we may from time to time identify opportunities to expand our existing businesses and asset base, or to otherwise profit, through the acquisition of interests in other publicly traded companies, both in the United States and in the overseas jurisdictions in which we do business.  We may also take positions in private companies in addition to our investments in various private cinema joint ventures.

At September 30, 2009, we owned and operated 53 cinemas with 425 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 4 cinemas with 32 screens and managed 2 cinemas with 9 screens.

On July 24, 2009, we signed a lease with the City of Brisbane, Australia to lease our Indooroopilly building to them for an initial three-year period with two three-year options.  Although we have curtailed our development activities, we remain opportunistic in our acquisitions of cinema and real estate assets.  Our business plan going forward is to continue the build-out of our existing development properties and to seek out additional, profitable real estate development opportunities while continuing to use and judiciously expand our presence in the cinema exhibition by identifying, developing, and acquiring cinema properties when and where appropriate.  In addition, we will continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.

We continue to acquire, to dispose of, or to reposition assets in accordance with our business plan.  For a description of our acquisitions so far in 2009, see Note 20 – Acquisitions to our September 30, 2009 Condensed Consolidated Financial Statements.

Results of Operations

At September 30, 2009, we owned and operated 53 cinemas with 425 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 4 cinemas with 32 screens and managed 2 cinemas with 9 screens.  In real estate during the period, we (i) owned and operated four ETRC’s that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, and (iv) held for development an additional seven parcels aggregating approximately 123 acres located principally in urbanized areas of Australia and New Zealand.  Two of these parcels held for development, Burwood and Moonee Ponds, comprise approximately 54 acres, and are in areas designated by the provincial government of Victoria, Australia as either a “major” or “principal activity centre.”  We are currently in the planning phases of their development.

Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.  Our year-to-year results of operation were principally impacted by the following:

•	the above mentioned acquisition on February 22, 2008 of 15 cinemas with 181 screens in Hawaii and California as part of the Consolidated Entertainment acquisition; and

•
the fluctuation in the value of the Australian and New Zealand dollars vis-à-vis the US dollar resulting in a general decrease in results of operations for our foreign operations for 2009 compared to 2008, despite the strengthening of the Australian and New Zealand dollars in the third quarter of 2009.

The tables below summarize the results of operations for each of our principal business segments for the three (“2009 Quarter”) and nine (“2009 Nine Months”) months ended September 30, 2009 and the three (“2008 Quarter”) and nine (“2008 Nine Months”) months ended September 30, 2008, respectively (dollars in thousands):

Three months ended September 30, 2009	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$52,340	$6,349	$(2,622)	$56,067
Operating expense	43,166	3,137	(2,622)	43,681
Depreciation & amortization	2,723	1,039	--	3,762
General & administrative expense	608	195	--	803
Segment operating income	$5,843	$1,978	$--	$7,821
Three months ended September 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$54,036	$6,108	$(2,253)	$57,891
Operating expense	44,744	2,493	(2,253)	44,984
Depreciation & amortization	3,848	1,090	--	4,938
General & administrative expense	1,106	255	--	1,361
Segment operating income	$4,338	$2,270	$--	$6,608

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2009 Quarter	2008 Quarter
Total segment operating income	$7,821	$6,608
Non-segment:
Depreciation and amortization expense	239	163
General and administrative expense	3,403	3,035
Other operating income	(2,551)	--
Operating income	6,730	3,410
Interest expense, net	(3,476)	(3,958)
Other loss	(24)	(1,009)
Income tax expense	(424)	(689)
Equity earnings of unconsolidated joint ventures and entities	202	270
Gain on sale of investments in unconsolidated entities	268	--
Net income (loss)	3,276	(1,976)
Net income attributable to the noncontrolling interest	(133)	(85)
Net income (loss) attributable to Reading International, Inc. common shareholders	$3,143	$(2,061)

Nine months ended September 30, 2009	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$146,991	$17,739	$(7,163)	$157,567
Operating expense	120,762	8,770	(7,163)	122,369
Depreciation & amortization	8,208	2,474	--	10,682
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
General & administrative expense	2,176	564	--	2,740
Segment operating income	$15,845	$5,382	$--	$21,227
Nine months ended September 30, 2008	Cinema	Real Estate	Intersegment Eliminations	Total
Revenue	$138,867	$17,870	$(5,369)	$151,368
Operating expense	117,045	6,903	(5,369)	118,579
Depreciation & amortization	10,516	3,472	--	13,988
General & administrative expense	3,005	853	--	3,858
Segment operating income	$8,301	$6,642	$--	$14,943

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2009 Nine Months	2008 Nine Months
Total segment operating income	$21,227	$14,943
Non-segment:
Depreciation and amortization expense	487	523
General and administrative expense	10,135	10,135
Other operating income	(2,551)	--
Operating income	13,156	4,285
Interest expense, net	(10,737)	(9,832)
Gain on retirement of subordinated debt (trust preferred securities)	10,714	--
Other income (loss)	(2,740)	2,033
Income tax expense	(1,422)	(1,513)
Equity earnings of unconsolidated joint ventures and entities	861	817
Gain on sale of investments in unconsolidated entities	268	2,450
Net income (loss)	10,100	(1,760)
Net income attributable to the noncontrolling interest	(460)	(246)
Net income (loss) attributable to Reading International, Inc. common shareholders	$9,640	$(2,006)

Cinema

Included in the cinema segment above is revenue and expense from the operations of 53 cinema complexes with 425 screens during the 2009 Quarter and 52 cinema complexes with 427 screens during the 2008 Quarter and management fee income from 2 cinemas with 9 screens in both years.  The following tables detail our cinema segment operating results for the three months ended September 30, 2009 and 2008, respectively (dollars in thousands):

Three Months Ended September 30, 2009	United States	Australia	New Zealand	Total
Admissions revenue	$18,589	$14,734	$3,975	$37,298
Concessions revenue	6,988	4,934	1,095	13,017
Advertising and other revenues	1,264	556	205	2,025
Total revenues	26,841	20,224	5,275	52,340

Cinema costs	22,461	14,552	3,837	40,850
Concession costs	1,105	969	242	2,316
Total operating expense	23,566	15,521	4,079	43,166

Depreciation and amortization	1,643	801	279	2,723
General & administrative expense	414	195	(1)	608
Segment operating income	$1,218	$3,707	$918	$5,843

Three Months Ended September 30, 2008	United States	Australia	New Zealand	Total
Admissions revenue	$19,035	$14,679	$4,231	$37,945
Concessions revenue	7,382	4,846	1,190	13,418
Advertising and other revenues	1,823	624	226	2,673
Total revenues	28,240	20,149	5,647	54,036

Cinema costs	23,390	14,363	4,252	42,005
Concession costs	1,378	1,047	314	2,739
Total operating expense	24,768	15,410	4,566	44,744

Depreciation and amortization	2,702	719	427	3,848
General & administrative expense	801	301	4	1,106
Segment operating income (loss)	$(31)	$3,719	$650	$4,338

•
Cinema revenue decreased for the 2009 Quarter by $1.7 million or 3.1% compared to the same period in 2008.  The 2009 Quarter decrease was in large part from our domestic cinema operations, which accounted for $1.4 million of the decrease related in part to lower admissions for the 2009 Quarter by comparison to 2008 coupled with a one-time recording of catch up screen advertising of $693,000 in the 2008 Quarter.  We recorded higher local currency revenues for both our Australia and New Zealand cinema operations in 2009; however, due to a weaker U.S. dollar in 2008, the increased local revenues translated to somewhat higher Australian revenues and lower New Zealand revenues for the 2009 Quarter compared to the 2008 Quarter (see below).

•
Operating expense decreased for the 2009 Quarter by $1.6 million or 3.5% compared to the same period in 2008.  This decrease related in part to the finalization of purchase accounting for our newly acquired Consolidated Entertainment cinemas that was effective in the fourth quarter of 2008 resulting in higher straight-line rent and acquired lease costs being reported in 2008 than in 2009.  Additionally, we had decreased cinema costs from our Australia and New Zealand cinema operations primarily due to the impact of currency exchange rates (see below).  Overall, our operating expense as a ratio to gross revenue was approximately the same at 82.8% and 82.5% for the 2008 and 2009 Quarters, respectively.

•
Depreciation and amortization expense decreased for the 2009 Quarter by $1.1 million or 29.2% compared to the same period in 2008 primarily related to currency exchange rates and the previously mentioned finalization of purchase accounting for our acquired Consolidated Entertainment cinemas.

•	General and administrative costs decreased for the 2009 Quarter by $498,000 or 45.0% compared to the same period in 2008 primarily related to cost cutting measures throughout the segment.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have decreased by 5.9% and 5.2%, respectively, since the 2008 Quarter, which had an impact on the individual components of our income statement.

•	Because of the above, cinema segment income increased for the 2009 Quarter by $1.5 million compared to the same period in 2008.

The following tables detail our cinema segment operating results for the nine months ended September 30, 2009 and 2008, respectively (dollars in thousands):

Nine Months Ended September 30, 2009	United States	Australia	New Zealand	Total
Admissions revenue	$55,913	$38,377	$9,840	$104,130
Concessions revenue	21,779	12,755	2,717	37,251
Advertising and other revenues	3,456	1,627	527	5,610
Total revenues	81,148	52,759	13,084	146,991

Cinema costs	65,755	38,672	9,572	113,999
Concession costs	3,449	2,670	644	6,763
Total operating expense	69,204	41,342	10,216	120,762

Depreciation and amortization	5,410	1,960	838	8,208
General & administrative expense	1,648	529	(1)	2,176
Segment operating income	$4,886	$8,928	$2,031	$15,845

Nine Months Ended September 30, 2008	United States	Australia	New Zealand	Total
Admissions revenue	$47,279	$39,181	$11,836	$98,296
Concessions revenue	18,315	13,027	3,423	34,765
Advertising and other revenues	3,269	1,872	665	5,806
Total revenues	68,863	54,080	15,924	138,867

Cinema costs	56,685	40,578	12,401	109,664
Concession costs	3,620	2,875	886	7,381
Total operating expense	60,305	43,453	13,287	117,045

Depreciation and amortization	6,906	2,254	1,356	10,516
General & administrative expense	2,097	889	19	3,005
Segment operating income (loss)	$(445)	$7,484	$1,262	$8,301

•
Cinema revenue increased for the 2009 Nine Months by $8.1 million or 5.9% compared to the same period in 2008.  The 2009 Nine Months increase was primarily a result of $11.3 million of revenue from our newly acquired Consolidated Entertainment cinemas offset by decreased results from our Australia and New Zealand operations primarily due to the impact of currency exchange rates (see below) including $2.8 million from admissions and $1.4 million from concessions and other revenues.

•
Operating expense increased for the 2009 Nine Months by $3.7 million or 3.2% compared to the same period in 2008.  This increase followed the aforementioned changes in revenues which was somewhat offset by the finalization of purchase accounting for our newly acquired Consolidated Entertainment cinemas that were effective the fourth quarter of 2008 resulting in higher straight-line rent and acquired lease costs in 2008 than in 2009.  Overall, our operating expenses as a ratio to gross revenue decreased from 84.3% to 82.2% for the 2008 and 2009 Nine Months, respectively.

•	Depreciation and amortization expense decreased for the 2009 Nine Months by $2.3 million or 21.9% compared to the same period in 2008 related to the same issues as noted for the quarter above.

•	General and administrative costs decreased for the 2009 Nine Months by $829,000 or 27.6% compared to the same period in 2008 related to the same issues as noted for the quarter above.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have decreased by 11.6% and 15.4%, respectively, since 2008, which had an impact on the individual components of our income statement.

•	Because of the above, cinema segment income increased for the 2009 Nine Months by $7.5 million compared to the same period in 2008.

Real Estate

The following tables detail our real estate segment operating results for the three months ended September 30, 2009 and 2008, respectively (dollars in thousands):

Three Months Ended September 30, 2009	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$455	$--	$--	$455
Property rental income	1,662	2,681	1,551	5,894
Total revenues	2,117	2,681	1,551	6,349

Live theater costs	296	--	--	296
Property rental cost	1,400	1,033	408	2,841
Total operating expense	1,696	1,033	408	3,137

Depreciation and amortization	84	584	371	1,039
Loss on transfer of real estate held for sale to continuing operations	--	--	--	--
General & administrative expense	--	172	23	195
Segment operating income	$337	$892	$749	$1,978

Three Months Ended September 30, 2008	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$641	$--	$--	$641
Property rental income	1,127	2,440	1,900	5,467
Total revenues	1,768	2,440	1,900	6,108

Live theater costs	376	--	--	376
Property rental cost	832	834	451	2,117
Total operating expense	1,208	834	451	2,493

Depreciation and amortization	90	613	387	1,090
General & administrative expense	(1)	243	13	255
Segment operating income	$471	$750	$1,049	$2,270

•
Real estate revenue increased for the 2009 Quarter by $241,000 or 3.9% compared to the same period in 2008.  Real estate revenue increased from our Australia and U.S. properties.  In the U.S., the increase was primarily related to rental revenues from our newly acquired Consolidated Entertainment cinemas that have ancillary real estate associated with them and negotiated rent increases on several of our New York properties.  This increase was offset by an $186,000 decrease in live theater revenue and by decreased real estate revenue from our New Zealand properties.

•
Operating expense for the real estate segment increased for the 2009 Quarter by $644,000 or 25.8% compared to the same period in 2008.  This increase in expense in the U.S. was primarily related to our newly acquired Consolidated Entertainment cinemas that have ancillary real estate and was coupled with increasing utility and other operating costs both in our US and Australia properties.

•
Depreciation expense for the real estate segment decreased by $51,000 or 4.7% for the 2009 Quarter compared to the same period in 2008 primarily due to the impact of currency exchange rates (see below).

•
General and administrative costs decreased for the 2009 Quarter by $60,000 or 23.5% compared to the same period in 2008 primarily due cost cutting measures associated with our Australia operations coupled with the impact of currency exchange rate decreases (see below).

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have decreased by 5.9% and 5.2%, respectively, since 2008, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income decreased for the 2009 Quarter by $292,000 compared to the same period in 2008.

The following tables detail our real estate segment operating results for the nine months ended September 30, 2009 and 2008, respectively (dollars in thousands):

Nine Months Ended September 30, 2009	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,900	$--	$--	$1,900
Property rental income	4,641	7,022	4,176	15,839
Total revenues	6,541	7,022	4,176	17,739

Live theater costs	1,122	--	--	1,122
Property rental cost	3,844	2,718	1,086	7,648
Total operating expense	4,966	2,718	1,086	8,770

Depreciation and amortization	249	1,227	998	2,474
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
General & administrative expense	9	504	51	564
Segment operating income	$1,317	$2,024	$2,041	$5,382

Nine Months Ended September 30, 2008	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$2,695	$--	$--	$2,695
Property rental income	2,051	7,461	5,663	15,175
Total revenues	4,746	7,461	5,663	17,870

Live theater costs	1,450	--	--	1,450
Property rental cost	1,555	2,529	1,369	5,453
Total operating expense	3,005	2,529	1,369	6,903

Depreciation and amortization	271	1,883	1,318	3,472
General & administrative expense	13	765	75	853
Segment operating income	$1,457	$2,284	$2,901	$6,642

•
Real estate revenue decreased for the 2009 Nine Months by $131,000 or 0.7% compared to the same period in 2008.  Revenues increased in the U.S. primarily related to rental revenues from our newly acquired Consolidated Entertainment cinemas that have ancillary real estate associated with them and negotiated rent increases on several of our New York properties.  This increase was offset by decreased live theater revenues and real estate revenues from our Australia and New Zealand properties primarily due to the impact of currency exchange rates (see below).

•
Operating expense for the real estate segment increased for the 2009 Nine Months by $1.9 million or 27.0% compared to the same period in 2008.  This increase in expense was primarily related to our newly acquired Consolidated Entertainment cinemas that have ancillary real estate coupled with increasing utility and other operating costs primarily in our US properties.  This increase was offset by decreased live theater costs of $328,000, which corresponds with the aforementioned decrease in live theater revenues.

•
Depreciation expense for the real estate segment decreased by $998,000 or 28.7% for the 2009 Nine Months compared to the same period in 2008 primarily due to the impact of currency exchange rates (see below).

•	We recorded a loss, in effect catch up depreciation, in the 2009 Nine Months on transfer of real estate held for sale to continuing operations of $549,000 related to our Auburn property.

•	General and administrative costs decreased for the 2009 Nine Months by $289,000 or 33.9% compared to the same period in 2008 for the same reasons as the quarter above.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have decreased by 11.6% and 15.4%, respectively, since 2008, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income decreased for the 2009 Nine Months by $1.3 million compared to the same period in 2008.

Corporate

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense increased by $368,000 in the 2009 Quarter and remained about the same in 2009 Nine Months compared to same periods in 2008.  The 2009 Quarter and 2009 Nine months were both affected by increases in legal costs primarily associated with our ongoing tax litigation case in the U.S. offset by decreases in general and administrative expense in Australia and New Zealand which effect was muted by the impact of currency exchange rates.

During the 2009 Quarter and 2009 Nine Months, we recorded $2.6 million as other operating income associated with our settlement of the MIL litigation for the recovery of previously expensed litigation costs.

Net interest expense decreased by $482,000 for the 2009 Quarter and increased by $905,000 for the 2009 Nine Months compared to the same periods in 2008.  The increase in interest expense during the 2009 Nine Months was primarily related to our ceasing to capitalize interest on our development properties, where development has been substantially curtailed, resulting in an increase in interest expense for 2009 offset by lower interest on our subordinated notes and a net gain on our mark-to-market of our interest swaps and cap.  The 2009 Quarter was affected by the same factors as the 2009 Nine Months except that the decreased interest expense from the net gain on our mark-to-market of interest swaps and cap was recorded primarily during the 2009 Quarter resulting in a net decrease in interest expense rather than the net increase in interest expense noted for 2009 Nine Months.

During the 2009 Nine Months, we recorded a $10.7 million gain on retirement of subordinated debt (TPS), net of a $749,000 loss on deferred financing costs associated with the subordinated debt.

For the 2009 Quarter and 2009 Nine Months we recorded other losses of $24,000 and $2.7 million, respectively, compared to an other loss of $1.0 million and an other income $2.0 million for the 2008 Quarter and 2008 Nine Months, respectively.  For the 2009 Quarter, the $24,000 other loss included a $250,000 legal settlement gain for our now concluded, Puerto Rico litigation and a $224,000 provision loss on our Whitehorse Center litigation.  For the 2009 Nine Months, the $2.7 million other loss included a $2.2 million loss on foreign currency transactions, a $2.0 million other-than-temporary loss on marketable securities, offset by a $1.5 million gain from fees associated with a terminated option.  The 2008 Quarter other loss was primarily related to a $1.0 million property impairment expense.  The 2008 Nine Months other income of $2.0 million was primarily related to the 2008 Quarter’s property impairment loss; a gain on foreign currency translation of $447,000; $910,000 of insurance proceeds related to damage caused by Hurricane George in 1998; a settlement gain on our Whitehorse Center litigation of $1.2 million; and a gain recovered costs of $385,000 relating to certain setoffs taken by our credit card servicers.

During the 2009 Quarter and 2009 Nine Months, we recorded a gain on sale of unconsolidated entity of $268,000 from the sale of our investment in MIL, and, during 2008 Nine Months, we recorded a gain on sale of unconsolidated entity of $2.5 million (NZ$3.2 million), from the sale of our interest in the cinema at Botany Downs, New Zealand.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

During 2009, we recorded net income attributable to Reading International, Inc. common shareholders of $9.6 million and $3.1 million for the 2009 Nine Months and 2009 Quarter, respectively, compared to a net loss attributable to Reading International, Inc. common shareholders of $2.0 million and $2.1 million for the 2008 Nine Months and the 2008 Quarter, respectively.

Acquisition

Manukau Land Purchase

On April 30, 2009, we entered into an agreement to purchase for $3.8 million (NZ$5.2 million) a property adjacent to our Manukau property.  An initial deposit of $175,000 (NZ$258,000) which was paid upon signing of the agreement and a second deposit of $531,000 (NZ$773,000) was paid in August 2009.  The remaining balance is due on the settlement date of March 31, 2010.

Business Plan, Capital Resources, and Liquidity

Business Plan

Our cinema exhibition business plan is to continue to identify, develop, and acquire cinema properties, where reasonably available, that allow us to leverage our cinema expertise and technology over a larger operating base.  Our real estate business plan is to continue development of our existing land assets to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, when appropriate, dispose of such assets.  Because we believe that current economic conditions are not conducive to obtaining the pre-construction leasing commitments necessary to justify commencement of construction, we currently focus our development efforts on improving and enhancing land entitlements and negotiating with end users for build to suit projects.  We will also continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at September 30, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Debt	$523	$7,891	$93,139	$26,752	$56,517	$88	$184,910
Notes payable to related parties	--	14,000	--	--	--	--	14,000
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Pension liability	1	12	17	23	29	3,063	3,145
Lease obligations	6,569	25,569	25,019	23,648	21,338	86,811	188,954
Estimated interest on debt	3,015	11,636	11,208	4,931	1,656	15,650	48,096
Total	$10,108	$59,108	$129,383	$55,354	$79,540	$133,525	$467,018

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-2a, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $14.8 million as of September 30, 2009.  We do not expect a significant tax payment related to these obligations within the next 12 months.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $1.2 million and $785,000 as of September 30, 2009 and December 31, 2008.  Our share of unconsolidated debt, based on our ownership percentage, was $397,000 and $261,000 as of September 30, 2009 and December 31, 2008.  This debt is without recourse to Reading as of September 30, 2009 and December 31, 2008.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Currency Risk

We are subject to currency risk because we conduct a significant portion of our business in Australia and New Zealand.  Set forth below is a chart indicating the various exchange rates at certain points in time for the Australian and New Zealand Dollar vis-à-vis the US Dollar over the past 20 years.

We do not engage in currency hedging activities.  Rather, to the extent possible, we operate our Australian and New Zealand operations on a self-funding basis.  Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies the majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand and our historic practice of funding our asset growth through local borrowings, our revenues are not yet significantly greater than our operating expenses and interest charges in these countries.  As we continue to progress with our acquisition and development activities in Australia and New Zealand, the effect of variations in currency values will likely increase.

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

At the present time, we have approximately $4.9 million (AUS$5.5 million) in undrawn funds under our Australian Corporate Credit Facility.  During May 2009, we extended the term of our New Zealand facility to March 31, 2012 and reduced the available borrowing amount to $32.5 million (NZ$45.0 million).  As a result, we currently have undrawn funds of $21.7 million (NZ$30.0 million) available under our line of credit in New Zealand.  Accordingly, we believe that we have sufficient borrowing capacity under our Australian Corporate Credit Facility and our New Zealand line of credit to meet our anticipated short-term working capital requirements.

Our U.S. Union Square Theatre loan matures on January 1, 2010.  We are currently in discussions to roll over this loan into a new, five-year term loan or, alternatively, to refinance with a different institutional lender.

Under our 2000 City Cinemas transaction, we are evaluating our options regarding purchasing the remaining asset under this rental transaction, the Village East building, for approximately $5.9 million.

Operating Activities

Cash provided by operations was $10.5 million in the 2009 Nine Months compared to $15.9 million provided by operations in the 2008 Nine Months.  The decrease in cash provided by operations of $5.3 million was due primarily to $3.5 million of cash used in operating assets and liabilities for 2009 compared to $2.4 million of cash provided by operating assets and liabilities for 2008.  The cash provided by operating assets and liabilities in 2008 was primarily associated with the timing of operational cash receipts compared to operational cash payments primarily in our acquired U.S. cinemas.

Investing Activities

Cash used in investing activities for the 2009 Nine Months decreased by $50.7 million to $12.6 million from $63.3 million compared to the same period in 2008.  The $12.6 million cash used for the 2009 Nine Months was primarily related to:

•	$4.0 million in property enhancements to our existing properties;

•	$706,000 deposit to purchase a property adjacent to our Manukau property;

•	$11.5 million to purchase marketable securities to exchange for our Reading International Trust I securities;

offset by

•	$317,000 of change in restricted cash;

•	$3.0 million in return of investment of unconsolidated entities; and

•	$285,000 receipt of an option purchase payment for the Auburn property.

The $63.3 million cash used for the 2008 Nine Months was primarily related to:

•	$49.2 million to purchase the assets of the Consolidated Cinemas circuit;

•	$2.5 million to purchase real estate assets acquired through LPP; and

•	$18.4 million in property enhancements to our existing properties;

offset by

•	$2.0 million of deposit returned upon acquisition of the Consolidated Cinema circuit;

•	$1.1 million of sale option proceeds for our Auburn property;

•	$910,000 of proceeds from insurance settlement; and

•	$3.3 million of cash received from the sale of our interest in the Botany Downs cinema in New Zealand.

Financing Activities

Cash used in financing activities for the 2009 Nine Months was $12.1 million compared to $54.3 million of cash provided by financing activities for the same period in 2008 resulting in a change of $66.5 million.  The $12.1 million in cash used in the 2009 Nine Months was primarily related to:

•	$1.5 million of borrowing on our Australia credit facilities; and

•	$175,000 of noncontrolling interest contributions;

offset by

•	$13.1 million of loan repayments including $6.7 million to pay down on our GE Capital loan and $6.1 million to pay off our Australia Construction Loan; and

•	$714,000 in noncontrolling interest distributions.

The $54.3 million in cash provided in the 2008 Nine Months was primarily related to:

•	$48.0 million of net proceeds from our new GE Capital Term Loan used to finance the Consolidated Entertainment transaction;

•	$6.6 million of net proceeds from our new Liberty Theatres loan;

•	$4.5 million of borrowing on the Nationwide Loans; and

•	$4.7 million of borrowing on our Australia credit facilities;

offset by

•	$8.7 million of loan repayments including $8.4 million to pay down on our GE Capital loan; and

•	$788,000 in distributions to minority interests.

Summary of Change in Cash

Our overall cash decreased by $11.6 million since December 31, 2008 primarily as a result of our paydown or payoff of $13.1 million of bank debt and our purchase of $11.5 million in marketable securities which we used to exchange for and extinguish $23.6 million of subordinated debt offset by $10.5 million of cash provided by operating activities.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and the most demanding in their calls on judgment.  Although accounting for our core business of cinema and live theater exhibition with a real estate focus is relatively straightforward, we believe our most critical accounting policies relate to:

•	impairment of long-lived assets, including goodwill and intangible assets;

•	tax valuation allowance and obligations; and

•	legal and environmental obligations.

We discuss these critical accounting policies in our 2008 Annual Report and advise you to refer to that discussion.

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

Our exposure to interest rate risk arises out of our long-term debt obligations.  Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a variable rate into a fixed rate.  Our internal procedures allow us to enter into derivative contracts on certain borrowing transactions to achieve this goal.  Our Australian credit facilities provide for floating interest rates but require that not less than a certain percentage of the loans be swapped into fixed rate obligations using derivative contracts.

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet, resulting in a decrease in interest expense of $456,000 and $1.2 million during the three and nine months ended September 30, 2009, respectively, and a $601,000 increase and a $215,000 decrease to interest expense during the three and nine months ended September 30, 2008, respectively.  At September 30, 2009, we recorded the fair market value of an interest rate swap and a cap of $961,000 as an other long-term asset and an interest rate swap of $1.1 million as an other long-term liability.  At December 31, 2008, we recorded the fair market value of our interest rate swaps of $1.4 million as an other long-term liability.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Inflation

We continually monitor inflation and the effects of changing prices.  Inflation increases the cost of goods and services used.  Competitive conditions in many of our markets restrict our ability to recover fully the higher costs of acquired goods and services through price increases.  We attempt to mitigate the impact of inflation by implementing continuous process improvement solutions to enhance productivity and efficiency and, as a result, lower costs and operating expenses.  In our opinion, we have managed the effects of inflation appropriately, and, as a result, it has not had a material impact on our operations and the resulting financial position or liquidity.

Litigation

We are currently, and are from time to time, involved with claims and lawsuits arising in the ordinary course of our business.  Some examples of the types of claims are:

•	contractual obligations;

•	insurance claims;

•	IRS claims;

•	employment matters;

•	environmental matters; and

•	anti-trust issues.

Where we are the plaintiffs, we expense all legal fees on an on-going basis and make no provision for any potential settlement amounts until received.  In Australia, the prevailing party is entitled to recover its attorneys fees, which typically works out to be approximately 60% of the amounts actually spent where first class legal counsel is engaged at customary rates.  Where we are a plaintiff, we have likewise made no provision for the liability for the defendant’s attorneys' fees in the event we are determined not to be the prevailing party.

Where we are the defendants, we accrue for probable damages, which insurance may not cover, as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  Except as noted below regarding Malulani Investments, Limited (“MIL”), there have been no material changes to our litigation exposure since our 2008 Annual Report.

Malulani Investments Litigation

In December 2006, Magoon LLC and we commenced a lawsuit entitled Magoon Acquisition & Development, LLC; a California limited liability company, Reading International, Inc.; a Nevada corporation, and James J. Cotter vs. Malulani Investments, Limited, a Hawaii Corporation, Easton T. Mason; John R. Dwyer, Jr.; Philip Gray; Kenwei Chong (Civil No. 06-1-2156-12 (GWBC)) against certain officers and directors of MIL alleging various direct and derivative claims for breach of fiduciary duty and waste and seeking, among other things, access to various company books and records.  As certain of these claims were brought derivatively, MIL was also named as a defendant in that litigation.

On July 2, 2009, Magoon LLC and we entered into a settlement agreement (the “Settlement Terms”) with respect to a lawsuit against certain officers and directors of MIL.  Under the Settlement Terms, Magoon LLC and we received $2.5 million in cash, a $6.75 million three-year 6.25% secured promissory note issued by TMG, and a ten-year “tail interest” in MIL and TMG in exchange for the transfer of all ownership interests in MIL and TMG held by both Magoon, LLC and RDI and for the release of all claims against the defendants in this matter.  The tail interest allows us to participate in certain distributions made or received by MIL, TMG, and in certain cases, the shareholders of TMG.  The tail interest, however, continues only for a period of ten years and we cannot assure that we will in fact receive any distributions from this tail interest.

Accordingly, we recorded the full receipt of the $2.5 million of cash and the note receivable of $6.75 million as consideration for the disposition of our investment in MIL for $2.1 million, the amount due of $2.0 million on our receivable balance, and the settlement of the MIL litigation for the remaining proceeds of $5.1 million.  We recorded a gain on the disposition of our investment in MIL of $268,000 as a result of the transfer of this ownership interest under the terms of the settlement agreement.  In addition, we also recorded a gain of $2.6 million as other operating income representing the recovery of our previously expensed litigation costs incurred during the course of this litigation.  In accordance with the terms of the shareholder agreement, we also recorded $2.6 million as the amount payable to Magoon, LLC to be paid out of future cash distributions of the settlement proceeds.

Forward-Looking Statements

Our statements in this interim quarterly report contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995.  Forward-looking statements reflect only our expectations regarding future events and operating performance and necessarily speak only as of the date the information was prepared.  We cannot guarantee that our expectation will be realized in whole or in part.  You can recognize these statements by our use of words such as, by way of example, “may,” “will,” “expect,” “believe,” and “anticipate” or other similar terminology.

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

Among the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements are the following:

•	With respect to our cinema operations:

o	The number and attractiveness to movie goers of the films released in future periods;

o	The amount of money spent by film distributors to promote their motion pictures;

o	The licensing fees and terms required by film distributors from motion picture exhibitors in order to exhibit their films;

o	The continued willingness of moviegoers to spend money on our concession items;

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

o	The extent to and the efficiency with which, we are able to integrate acquisitions of cinema circuits with our existing operations.

•	With respect to our real estate development and operation activities:

o	The rental rates and capitalization rates applicable to the markets in which we operate and the quality of properties that we own;

o	The extent to which we can obtain on a timely basis the various land use approvals and entitlements needed to develop our properties;

o	The risks and uncertainties associated with real estate development;

o	The availability and cost of labor and materials;

o	Competition for development sites and tenants;

o	Environmental remediation issues; and

o	The extent to which our cinemas can continue to serve as an anchor tenant who will, in turn, be influenced by the same factors as will influence generally the results of our cinema operations.

•	With respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate:

o	Our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital;

o	The relative values of the currency used in the countries in which we operate;

o	Changes in government regulation;

o	Our labor relations and costs of labor (including future government requirements with respect to pension liabilities, disability insurance and health coverage, and vacations and leave);

o
Our exposure from time to time to legal claims and to uninsurable risks such as those related to our historic railroad operations, including potential environmental claims and health related claims relating to alleged exposure to asbestos or other substances now or in the future, recognized as being possible causes of cancer or other health related problems;

o	Changes in future effective tax rates and the results of currently ongoing and future potential audits by taxing authorities having jurisdiction over our various companies; and

o	Changes in applicable accounting policies and practices.

The above list is not exhaustive, as business is inherently unpredictable, risky, and subject to influence by numerous factors outside of our control.  Such factors include changes in government regulation or policy, competition, interest rates, supply, technological innovation, changes in consumer taste and fancy, weather, and the extent to which consumers in our markets have the economic ability to spend money on beyond-the-home entertainment.

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

Finally, please understand that we undertake no obligation to update publicly or to revise any of our forward-looking statements, whether because of new information, future events or otherwise, except as may be required under applicable law.  Accordingly, you should always note the date to which our forward-looking statements speak.

Additionally, certain of the presentations included in this interim quarterly report may contain “non-GAAP financial measures.”  In such case, we will make available in connection with such statements a reconciliation of this information to our GAAP financial statements.

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

The SEC requires that registrants include information about potential effects of changes in currency exchange and interest rates in their filings.  Several alternatives, all with some limitations, have been offered.  We base the following discussion on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates and interest rates.  This analysis is constrained by several factors, including the following:

•	It is based on a single point in time; and

•	It does not include the effects of other complex market reactions that would arise from the changes modeled.

Although the results of such an analysis may be useful as a benchmark, they should not be viewed as forecasts.

At September 30, 2009, approximately 48% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $12.3 million in cash and cash equivalents.  At December 31, 2008, approximately 44% and 18% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $19.6 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  The resulting natural hedge has led to a somewhat negligible foreign currency effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $15.0 million and $32.5 million for the three and nine months ended September 30, 2009, respectively.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRC’s in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 46% and 75% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $8.7 million and $5.4 million, respectively, and the change in our quarterly net income would be $408,000 and $134,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of September 30, 2009 and December 31, 2008, we have recorded a cumulative unrealized foreign currency translation gain of approximately $41.2 million and $8.8 million, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but requires that not less than a certain percentage of the loan be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase or decrease in short-term interest rates would have resulted in approximately $505,000 increase or decrease in our 2009 Nine Months Australian and New Zealand interest expense.

Item 4 – Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 - Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

On July 2, 2009, we settled our lawsuit with MIL and certain of its officers, directors, and affiliates.  The terms of that settlement are as described in Note 13 – Commitments and Contingencies to our September 30, 2009 Condensed Consolidated Financial Statements.

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

READING INTERNATIONAL, INC.

Date:	November 6, 2009	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	November 6, 2009	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer