Form 10-K
period 2009-12-31
READING INTERNATIONAL INC
filed 2010-03-12
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☑

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 11, 2010, there were 21,213,669 shares of class A non-voting common stock, par value $0.01 per share and 1,495,490 shares of class B voting common stock, par value $0.01 per share, outstanding. The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $82,713,669 as of June 30, 2009.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2009

PART I

Item 1 – Our Business

General Description of Our Business

Reading International, Inc., a Nevada corporation (“RDI”), was incorporated in 1999 incident to our reincorporation in Nevada.  Our class A non-voting common stock (“Class A Stock”) and class B voting common stock (“Class B Stock”) are listed for trading on the NASDAQ under the symbols RDI and RDIB.  Our principal executive offices are located at 500 Citadel Drive, Suite 300, Commerce, California 90040.  Our general telephone number is (213) 235-2240 and our website is www.readingrdi.com.  It is our practice to make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with or furnished it to the Securities and Exchange Commission.  In this Annual Report, we from time to time use terms such as the “Company,” “Reading” and “we,” “us,” or “our” to refer collectively to RDI and our various consolidated subsidiaries and corporate predecessors.

We are an internationally diversified company principally focused on the development, ownership and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

(1)	Cinema Exhibition, through our 59 multiplex theaters, and

(2)	Real Estate, including real estate development and the rental of retail, commercial and live theater assets.

We believe that these two business segments complement one another, as the comparatively consistent cash flows generated by our cinema operations can be used to fund the front-end cash demands of our real estate development business.

At December 31, 2009, the book value of our assets was approximately $406.4 million; and as of that same date, we had a consolidated stockholders’ book equity of approximately $110.3 million.  Calculated based on book value, approximately $178.1 million of our assets relate to our cinema activities and approximately $197.5 million of our assets relate to our real estate activities.  At December 31, 2009, the allocation between our cinema assets and our non-cinema assets was approximately 44% and 56%, respectively.

For additional segment financial information, please see Note 22 – Business Segments and Geographic Area Information to our 2009 Consolidated Financial Statements.

Recognizing that we are part of a world economy, we have diversified our assets among three countries: the United States, Australia, and New Zealand.  We currently have approximately 34% of our assets (based on net book value) in the United States, 50% in Australia and 16% in New Zealand compared to 38%, 44%, and 18% at the end of 2008.  For 2009, our gross revenue in these jurisdictions was $113.4 million, $80.8 million, and $22.8 million, respectively, compared to $99.8 million, $73.5 million, and $23.7 million for 2008.

For additional financial information concerning the geographic distribution of our business, please see Note 22 – Business Segments and Geographic Area Information to our 2009 Consolidated Financial Statements.

While we do not believe the cinema exhibition business to be a growth business, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in recessionary or inflationary environment.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular, and competitively priced option.  However, since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see our future asset growth coming more from our real estate development activities and from the acquisition of existing cinemas rather than from the development of new cinemas.  Over time, we anticipate that our cinema operations will become increasingly a source of cash flow to support our real estate oriented activities, rather than a focus of growth, and that our real estate activities will, again, over time become the principal thrust of our business.  We also, from time to time, invest in the shares of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses.  Also, in the current environment, we intend to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and which we believe to be resistant to current recessionary trends.

During the second half of 2008, and for most of 2009, the current market value of most commercial real estate has seen a significant decline.  While this decline has been, in our view, less pronounced in Australia and New Zealand than in the United States (and while the impact of the declines in Australia and New Zealand have been somewhat mitigated by renewed strength of the Australian and New Zealand dollar as compared to the US dollar during the later portions of 2009), values today are clearly less than they were at the end of 2007.  This has affected a few of our development projects resulting in impairment losses.  We believe, however, that the impact on us of this overall decline in real estate values has, in certain cases, been beneficial to us as we renegotiate lease terms for our existing cinemas and new lease terms for our cinemas in development.  The practical impact on our real estate holdings has been minimal, as we have continued to enjoy increases in rentals from the tenants in our retail holdings, and as our business plan generally calls for development of our raw land holdings over time for long-term development.  Of greater impact is the current lack of liquidity in the lending markets for real estate development, which may in certain cases delay our plans for development of certain properties, or necessitate the involvement of money partners in such developments.

Consistent with our philosophy of acquiring proven cash-flowing cinemas, on February 22, 2008 we acquired fifteen leasehold cinemas in Hawaii and California representing 181 screens for $70.2 million.  These cinemas are located in Hawaii and California and since the acquisition date through to December 31, 2008 and for the full year ended December 31, 2009 produced gross revenue of $66.9 million and $77.5 million, respectively.  This acquisition was financed, principally with a combination of institutional and seller financing totaling $71.0 million.  The purchase price is subject to downward adjustment depending upon future circumstances, up to a maximum possible downward adjustment of $21.0 million (the full amount of the seller financing).  As of December 31, 2009, we have reduced the acquisition debt to $52.7 million, through a combination of purchase price adjustments to the seller financing and amortization of the institutional financing.  On February 12, 2010, the parties agreed to a further $4.2 million adjustment to the seller financing reducing the amount owed to $48.5 million.  As a result of the adjustments to date to the seller financing, the effective purchase price for these cinema assets has been reduced to $59.5 million as of February 12, 2010.

On September 16, 2008, we entered into an option agreement to sell our Auburn property for $28.5 million (AUS$36.0 million) as we believed that there were better opportunities for the deployment of such cash proceeds.  The holder of the option paid us $1.5 million (AUS$2.0 million) in fees with respect to that option, but in May 2009, elected not to proceed further.  Consequently, the option having terminated unexercised, we booked this $1.5 million in option fees as income for the quarter ended June 30, 2009.  Since the expiration of that option, the area in which our Auburn Property is located has received a vote in favor by Auburn Council for re-zoning to a new retail precinct.  This proposal is currently under consideration by the NSW planning ministry (the relevant authority) and if formalized will permit a variety of retail uses not previously permitted in the area.  In light of this development, we have determined not to sell our Auburn Property, but rather to proceed with the further development of that site, including the development of the currently vacant 2.1-acre parcel adjacent to the existing cinema/retail complex on the site as well as redevelopment of sectors within the already constructed centre to improve returns.

During 2008, we acquired or entered into agreements to acquire four contiguous properties in Brisbane, Australia, of approximately 50,000 square feet, which we intend to develop or gain entitlements that will effectively add value to the properties for an eventual sale.  The aggregate purchase price of these properties is $12.3 million (AUS$13.7 million), of which $2.5 million (AUS$2.8 million) relates to the three properties that have been acquired and $9.8 million (AUS$10.9 million) relates to the one property that is under contract to be acquired.  Our obligation to close on the fourth property is subject to certain conditions (which we may waive) including a rezoning of certain of the four properties.  We are currently in the process of pursuing an upgrade of the zoning of these properties to allow more intensive use.  This is a long-term development project.

On April 30, 2009, we entered into an agreement to purchase for $3.8 million (NZ$5.2 million) a key property adjacent to our Manukau property in New Zealand, which provides a direct linkage between our Manukau property and a principal road servicing the area.  Through December 31, 2009, we had deposited a total of $706,000 (NZ$1.1 million) toward that purchase price, the balance being due on the settlement date of March 31, 2010.  We continue to progress the rezoning of this property from agricultural to industrial and warehouse uses.  This too is a long-term development project.

Historically, we have endeavored to match the currency in which we have financed our development with the jurisdiction within which these developments are located.  However, in February 2007 we broke with this policy and privately placed $50.0 million of 20-year trust preferred securities (“TPS”), with dividends fixed at 9.22% for the first five years, to serve as a long-term financing foundation for our real estate assets and to pay down our New Zealand and a portion of our Australia dollar denominated debt.  Although structured as the issuance of TPS by a related trust, the financing is essentially the same as an issuance of fully subordinated debt: the payments are tax deductible to us and the default remedies are the same as debt.  During the first quarter of 2009, we returned somewhat to our debt-to-local-currency matching policy by taking advantage of the then current market illiquidity for TPS to repurchase $22.9 million in face value of our TPS for $11.5 million.  In addition, in December 2008 we secured a waiver of all financial covenants with respect to our TPS for a period of nine years, in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million and a contractual obligation to pay $270,000 in December 2011 and $270,000 in December 2014.  In the event that the remaining payments are not made, the only remedy is the termination of the waiver.  As a result of this transaction, in 2009, we enjoyed a $10.7 million gain on retirement of subordinated debt.

In summary, while we do have operating company attributes, we see ourselves principally as a geographically diversified company and intend to add to shareholder value by building the value of our portfolio of tangible assets including both entertainment and other types of land, brick, and mortar assets.  We endeavor to maintain a reasonable asset allocation between our domestic and overseas assets and operations, and between our cash generating cinema operations and our cash consuming real estate development activities.  We believe that by blending the cash generating capabilities of a cinema company with the investment and development opportunities of a real estate development company, we are unique among public companies with our business plan.

At December 31, 2009, our principal assets included:

•	interests in 57 cinemas comprising some 457 screens;

•	fee interests in four live theaters (the Union Square, the Orpheum and Minetta Lane in Manhattan and the Royal George in Chicago);

•	fee ownership of approximately 1.2 million square feet of developed commercial real estate, and approximately 15.3 million square feet of land; and

•	cash, cash equivalents, and investments in marketable securities aggregating $27.7 million.

Our Cinema Exhibition Activities and Business

General

We conduct our cinema operations on four basic and rather simple premises:

•
first, notwithstanding the enormous advances that have been made in home entertainment technology, humans are essentially social beings, and will continue to want to go beyond the home for their entertainment, provided that they are offered clean, comfortable and convenient facilities, with state of the art technology;

•
second, cinemas can be used as anchors for larger retail developments and our involvement in the cinema business can give us an advantage over other real estate developers or redevelopers who must identify and negotiate exclusively with third party anchor tenants;

•
third, pure cinema operators can get themselves into financial difficulty as demands upon them to produce cinema based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites.  While we believe that there will continue to be attractive cinema acquisition opportunities in the future, and believe that we have taken advantage of one such opportunity through our purchase of Consolidated Cinemas, we do not feel pressure to build or acquire cinemas for the sake of simply adding on units.  We intend to focus our cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us; and

•
fourth, we are always open to the idea of converting an entertainment property to another use, if there is a higher and better use for the property, or to sell individual assets, if we are presented with an attractive opportunity.

Our current cinema assets that we own and/or manage are as set forth in the following chart:

	Wholly Owned	Consolidated1	Unconsolidated2	Managed3	Totals
Australia	17 cinemas 130 screens	3 cinemas 16 screens	1 cinema4 16 screens	None	21 cinemas 162 screens
New Zealand	9 cinemas 48 screens	None	3 cinemas5 16 screens	None	12 cinemas 64 screens
United States	23 cinemas 225 screens	1 cinema6 6 screens	None	2 cinemas 9 screens	26 cinemas 240 screens
Totals	49 cinemas 403 screens	4 cinemas 22 screens	4 cinemas 32 screens	2 cinemas 9 screens	59 cinemas 466 screens

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

Although we operate cinemas in three jurisdictions, the general nature of our operations and operating strategies does not vary materially from jurisdiction to jurisdiction.  In each jurisdiction, our gross receipts derive essentially from box office receipts, concession sales, and screen advertising.  Our ancillary revenue derives principally from theater rentals (for example, for film festivals and special events), ancillary programming (such as concerts and sporting events), and internet advertising and ticket sales.

 Our cinemas derived approximately 71% of their 2009 revenue from box office receipts.  Ticket prices vary by location, and provide for reduced rates for senior citizens and children.

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

Concession sales accounted for approximately 25% of our total 2009 revenue.  Although certain cinemas have licenses for the sale and consumption of alcoholic beverages, concession products primarily include popcorn, candy, and soda.

Screen advertising and other revenue contribute approximately 4% of our total 2009 revenue.  With the exception of certain rights that we have retained to sell to local advertisers, generally speaking, we are not in the screen advertising business and have contracted with a national screen advertising company to provide such advertising for us.

In New Zealand, we also own a one-third interest in Rialto Distribution.  Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.  The remaining 2/3 interest is owned by the founders of the company, who have been in the art film distribution business since 1993.

Management of Cinemas

With two exceptions, we manage all of our cinemas ourselves with executives located in Los Angeles, Manhattan, Melbourne, Australia, and Wellington, New Zealand.  Approximately 2,207 individuals were employed (on a full time or part time basis) in our cinema operations in 2009.  Our three New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner.  While we are principally responsible for the booking of the cinemas, our joint venture partner, Greater Union, manages the day-to-day operations of these cinemas.  In addition, we have a 1/3 interest in a 16-screen Brisbane cinema.  Greater Union manages that cinema as well.

Licensing/Pricing

Film product is available from a variety of sources ranging from the major film distributors such as Columbia, Disney, Buena Vista, DreamWorks, Fox, MGM, Paramount, Warner Bros, and Universal, to a variety of smaller independent film distributors such as Miramax.  In Australia and New Zealand, some of those major distributors distribute through local unaffiliated distributors.  The major film distributors dominate the market for mainstream conventional films.  Similarly, most art and specialty films come from the art and specialty divisions of these major distributors, such as Fox’s Searchlight and Miramax.  Generally speaking, film payment terms are based upon an agreed upon percentage of box office receipts which will vary from film to film as films are licensed in Australia, New Zealand and the United States on a film-by-film, theater by theater basis.

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

Once a patron has selected the film, the choice of cinema is typically impacted by the quality of the cinema experience offered weighed against convenience and cost.  For example, most cinema patrons seem to prefer a modern stadium design multiplex, to an older sloped floor cinema, and to prefer a cinema that either offers convenient access to free parking (or public transport) over a cinema that does not.  However, if the film they desire to see is only available at a limited number of locations, they will typically chose the film over the quality of the cinema and/or the convenience of the cinema.  Generally speaking, our cinemas are modern multiplex cinemas with good and convenient parking.  As discussed further below, the availability of 3D or digital technology and/or premium class seating can also be a factor in the preference of one cinema over another.

 The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies.  The principal exhibiters in the United States are Regal (with 6,768 screens in 548 cinemas), AMC (with 4,574 screens in 304 cinemas), Cinemark (with 4,908 screens in 426 cinemas), and Carmike (with 2,285 screens in 247 cinemas).  At the present time, we are the 12th largest exhibitor with 1% of the box office in the United States with 231 screens in 24 cinemas.

The principal exhibitors in Australia include a joint venture of Greater Union and Village (GUV) in certain suburban multiplexes.  The major exhibitors control approximately 68% of the total cinema box office: Village/Greater Union/Birch Carroll and Coyle 47% and Hoyts Cinemas (“Hoyts”) 21%.  Greater Union has 239 screens nationally; Village 217 screens; Birch Carroll & Coyle (a subsidiary of Greater Union) 230 screens and Hoyts 319 screens.  By comparison, our 146 screens represent approximately 7% of the total box office.

The major players in New Zealand are Sky Cinemas with 106 screens nationally, Hoyts with 49 screens, and Reading with 48 screens (not including partnerships).  The major exhibitors in New Zealand control approximately 67% of the total box office: Sky Cinemas 36%, Hoyts 16%, and Reading 15% (Sky and Reading market share figures again do not include any partnership theaters).  In February 2010, Greater Union acquired Sky Cinemas resulting in a greater concentration of cinema assets in Australia and New Zealand.

Greater Union is the owner of Birch Carroll & Coyle in Australia and Sky Cinemas in New Zealand.  In addition, generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by a joint venture comprised of Greater Union and Village.  These companies have substantial capital resources.  Village had a publicly reported consolidated net worth of approximately $608.6 million (AUS$755.6 million) at June 30, 2009.  The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately $482.6 million (AUS$599.1 million) at June 30, 2009.  Hoyts is privately held and does not publish financial reports.  Hoyts is currently owned by Pacific Equity Partners.

In Australia, the industry is also somewhat vertically integrated in that Roadshow Film Distributors, a subsidiary of Village, serves as a distributor of film in Australia and New Zealand for Warner Brothers and New Line Cinema.  Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors.  Hoyts is also involved in film production and distribution.

Digital and 3D

After years of uncertainty as to the future of digital and 3D exhibition and the impact of these technologies on cinema exhibition, it now appears that the industry is going digital, and that the major exhibitors are in the process of equipping at least one auditorium in each of their significant locations with 3D capability.  In 2009, cinemagoers demonstrated a strong appetite for and a willingness to pay premium prices for 3D movies.  The release schedule for 2010 lists 17 titles for 3D release, compared to 14 titles for 2009.

By mid-year, we anticipate that we will have 3D projectors in not less than 28 out of the 53 cinema locations that we either wholly own or consolidate.  We believe that the transition from film to digital projectors, while likely inevitable, will take some time to roll out and our business plan is to be selective in our selection of auditoriums to be fitted out with such technology, identifying those situations where premiums can best be achieved by having such projection capabilities.

In-Home Competition

In the case of “in-home” entertainment alternatives, the industry is faced with the significant leaps achieved in recent periods in both the quality and affordability of in-home entertainment systems and in the accessibility to entertainment programming through cable, satellite, and DVD distribution channels.  These alternative distribution channels are putting pressure on cinema exhibitors to reduce the time period between theatrical and secondary release dates, and certain distributors are talking about possible simultaneous or near simultaneous releases in multiple channels of distribution.  These are issues common to both our domestic and international cinema operations.

Competitive issues are discussed in greater detail above under the caption, Competition, and under the caption, Item 1A - Risk Factors.

Seasonality

Major films are generally released to coincide with holidays.  With the exception of Christmas and New Years, this fact provides some balancing of our revenue because there is no material overlap between holidays in the United States and those in Australia and New Zealand.  Distributors will delay, in certain cases, releases in Australia and New Zealand to take advantage of Australia and New Zealand holidays that are not celebrated in the United States.

Employees

We have 60 full time executive and administrative employees and approximately 2,147 cinema employees.  Our cinema employees in Wellington, New Zealand and our projectionists in Hawaii are unionized.  None of our other employees is subject to union contracts.  Our one union contract with respect to our projectionists in Hawaii expires on March 31, 2012.  Our union contracts with respect to Wellington, New Zealand expired in January 2010.  We are currently in the process of renegotiating these contracts.  None of our Australia based employees is unionized.  Overall, we are of the view that the existence of these contracts does not materially increase our costs of labor or our ability to compete.  We believe our relations with our employees to be generally good.

Our Real Estate Activities

Our real estate activities have historically consisted principally of:

•
the ownership of fee or long-term leasehold interests in properties used in our cinema exhibition activities or which were acquired for the development of cinemas or  cinema based real estate development projects;

•	the acquisition of fee interests for general real estate development;

•	the leasing to shows of our live theaters; and

•	the redevelopment of existing cinema sites to their highest and best use.

While we report our real estate as a separate segment, it has historically operated as an integral portion of our overall business and, again historically, has principally been in support of that business.  In recent periods, however, we have acquired or developed properties which do not have any cinema or other entertainment component.  As opportunities for cinema development become more limited, it is likely that our real estate activities will continue to expand beyond the development of entertainment-oriented properties.  Our senior executives oversee and participate in both the cinema and real estate aspects of our business.  We also employ a number of full time real estate professionals to assist us in our non-cinema real estate development activities and non-cinema property management activities.

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

Business Risk Factors

We are currently engaged principally in the cinema exhibition and real estate businesses.  Since we operate in two business segments (cinema exhibition and real estate), we have discussed separately the risks we believe to be material to our involvement in each of these segments.  We have discussed separately certain risks relating to the international nature of our business activities, our use of leverage, and our status as a controlled corporation.  Please note, that while we report the results of our live theater operations as real estate operations – since we are principally in the business of renting space to producers rather than in licensing or producing plays ourselves – the cinema exhibition and live theater businesses share certain risk factors and are, accordingly, discussed together below.

Cinema Exhibition and Live Theater Business Risk Factors

We operate in a highly competitive environment, with many competitors who are significantly larger and may have significantly better access to funds than do we.

We are a comparatively small cinema operator and face competition from much larger cinema exhibitors.  These larger circuits are able to offer distributors more screens in more markets – including markets where they may be the exclusive exhibitor – than can we.  In some cases, faced with such competition, we may not be able to get access to all of the films we want, which may adversely affect our revenue and profitability.

These larger competitors may also enjoy (i) greater cash flow, which can be used to develop additional cinemas, including cinemas that may be competitive with our existing cinemas, (ii) better access to equity capital and debt, and (iii) better visibility to landlords and real estate developers, than do we.

In the case of our live theaters, we compete for shows not only with other “for profit” off-Broadway theaters, but also with not-for-profit operators and, increasingly, with Broadway theaters.  We believe our live theaters are generally competitive with other off-Broadway venues.  However, due to the increased cost of staging live theater productions, we are seeing an increasing tendency for plays that would historically have been staged in an off-Broadway theater, moving directly to larger Broadway venues.

We face competition from other sources of entertainment and other entertainment delivery systems.

Both our cinema and live theater operations face competition from developing “in-home” sources of entertainment.  These include competition from DVDs, pay television, cable and satellite television, the internet and other sources of entertainment, and video games.  The quality of in-house entertainment systems has increased while the cost of such systems has decreased in recent periods, and some consumers may prefer the security of an ”in-home” entertainment experience to the more public experience offered by our cinemas and live theaters.  The movie distributors have been responding to these developments by, in some cases, decreasing the period of time between cinema release and the date such product is made available to “in-home” forms of distribution.

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

However, there is the risk that, over time, distributors may move towards simultaneous release of motion picture product in multiple channels of distribution.  This would adversely affect the competitive advantage enjoyed by cinemas over “in-home” forms of entertainment, as it may be that both the cinema market and the “in-home” market will have simultaneous access to motion picture product.

We also face competition from various other forms of “beyond-the-home” entertainment, including sporting events, concerts, restaurants, casinos, video game arcades, and nightclubs.  Our cinemas also face competition from live theaters and vice versa.

Competition from less expensive “in-home” entertainment alternatives may be intensified as a result of the current economic recession.

Our cinemas operations depend upon access to film that is attractive to our patrons and our live theater operations depend upon the continued attractiveness of our theaters to producers.

Our ability to generate revenue and profits is largely dependent on factors outside of our control, specifically, the continued ability of motion picture and live theater producers to produce films and plays that are attractive to audiences, and the willingness of these producers to license their films to our cinemas and to rent our theaters for the presentation of their plays.  To the extent that popular movies and plays are produced, our cinema and live theater activities are ultimately dependent upon our ability, in the face of competition from other cinema and live theater operators, to book these movies and plays into our facilities.

Adverse economic conditions could materially affect our business by reducing discretionary income and by limiting or reducing sources of film and live theater funding.

Cinema and live theater attendance is a luxury, not a necessity.  Accordingly, a decline in the economy resulting in a decrease in discretionary income, or a perception of such a decline, may result in decreased discretionary spending, which could adversely affect our cinema and live theater businesses.  Adverse economic conditions can also affect the supply side of our business, as reduced liquidity can adversely affect the availability of funding for movies and plays.  This is particularly true in the case of Off-Broadway plays, which are often times financed by high net worth individuals or groups of such individuals and which are very risky due to the absence of any ability to recoup investment in secondary markets like DVD or cable.

Our screen advertising revenue may decline.

Over the past several years, cinema exhibitors have been looking increasingly to screen advertising as a way to boost income.  No assurances can be given that this source of income will be continuing or that the use of such advertising will not ultimately prove to be counterproductive by giving consumers a disincentive to choose going to the movies over “in-home” entertainment alternatives.

We face uncertainty as to the timing and direction of technological innovations in the cinema exhibition business and as to our access to those technologies.

It is generally assumed that eventually, and perhaps in the relatively near future, cinema exhibition will change over from film projection to digital projection technology.  Such technology offers various cost benefits to both distributors and exhibitors.  While the cost of such a conversion could be substantial, it is presently difficult to forecast the costs of such conversion or how these costs will be shared.  Also, we anticipate that, as with most technologies, the cost of the equipment will decline significantly over time.  As technologies are always evolving, it is, of course, also possible that other new technologies may evolve that will adversely affect the competitiveness of current cinema exhibition technology.  In recent periods, the major exhibitors both in the United States and in Australia have made significant commitments to move to digital equipment.  It is likely that, in order to keep pace, we will be required in the near future to invest significant funds to move to a digital circuit.  Our larger and better-capitalized competitors may have an advantage, due to, among other things, their ability to negotiate for volume discounts and to preempt access to such equipment.  These same considerations generally apply also to the installation of 3D cinema projection capability.

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

Events and conditions generally applicable to developers, owners, and operators of real property will affect our performance as well.  These include (i) changes in the national, regional and local economic climate, (ii) local conditions such as an oversupply of, or a reduction in demand for commercial space and/or entertainment oriented properties, (iii) reduced attractiveness of our properties to tenants; (iv) competition from other properties, (v) inability to collect rent from tenants, (vi) increased operating costs, including real estate taxes, insurance premiums and utilities, (vii) costs of complying with changes in government regulations, (viii) the relative illiquidity of real estate investments and (ix) decreases in sources of both construction and long-term lending as traditional sources of such funding leave or reduce their commitments to real estate based lending.  In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in declining rents or increased lease defaults.

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

•
The construction of the project on time and on budget.  Construction risks include the availability and cost of finance; the availability and costs of material and labor; the costs of dealing with unknown site conditions (including addressing pollution or environmental wastes deposited upon the property by prior owners); inclement weather conditions; and the ever-present potential for labor related disruptions.

•
The leasing or sell-out of the project.  Ultimately, there are risks involved in the leasing of a rental property or the sale of a condominium or built-for-sale property.  Leasing or sale can be influenced by economic factors that are neither known nor knowable at the commencement of the development process and by local, national, and even international economic conditions, both real and perceived.

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

The ownership of investment properties involves risks, such as:  (i) ongoing leasing and re-leasing risks, (ii) ongoing financing and re-financing risks, (iii) market risks as to the multiples offered by buyers of investment properties, (iv) risks related to the ongoing compliance with changing governmental regulation (including, without limitation, environmental laws and requirements to remediate environmental contamination that may exist on a property (such as, by way of example, asbestos), even though not deposited on the property by us), (v) relative illiquidity compared to some other types of assets, and (vi) susceptibility of assets to uninsurable risks, such as biological, chemical or nuclear terrorism.  Furthermore, as our properties are typically developed around an entertainment use, the attractiveness of these properties to tenants, sources of finance and real estate investors will be influenced by market perceptions of the benefits and detriments of such entertainment type properties.

International Business Risks

Our international operations are subject to a variety of risks, including the following:

•
Risk of currency fluctuations.  While we report our earnings and assets in US dollars, substantial portions of our revenue and of our obligations are denominated in either Australian or New Zealand dollars.  The value of these currencies can vary significantly compared to the US dollar and compared to each other.  We typically have not hedged against these currency fluctuations, but rather have relied upon the natural hedges that exist as a result of the fact that our film costs are typically fixed as a percentage of the box office, and our local operating costs and obligations are likewise typically denominated in local currencies.  However, we do have debt at our parent company level that is serviced by our overseas cash flow and our ability to service this debt could be adversely impacted by declines in the relative value of the Australian and New Zealand dollar compared to the US dollar.  Set forth below is a chart of the exchange ratios between these three currencies over the past twenty years:

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

Risks Associated with Certain Discontinued Operations

Certain of our subsidiaries were previously in industrial businesses.  As a consequence, properties that are currently owned or may have in the past been owned by these subsidiaries may prove to have environmental issues.  Where we have knowledge of such environmental issues and are in a position to make an assessment as to our exposure, we have established what we believe to be appropriate reserves, but we are exposed to the risk that currently unknown problems may be discovered.  These subsidiaries are also exposed to potential claims related to exposure of former employees to coal dust, asbestos, and other materials now considered to be, or which in the future may be found to be, carcinogenic or otherwise injurious to health.

Operating Results, Financial Structure and Certain Tax Matters

From time to time, we may have negative working capital.

In recent years, as we have invested our cash in new acquisitions and the development of our existing properties, we have from time to time had negative working capital.  This negative working capital, which we consider to be akin to an interest free loan, is typical in the cinema exhibition industry, since revenue are received in advance of our obligation to pay film licensing fees, rent and other costs.

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

In February 2007, we issued $50.0 million in 20-year TPS, and utilized the net proceeds principally to retire short-term bank debt in New Zealand and Australia.  However, the interest rate on our TPS is only fixed for five years, and since we have used US dollar denominated obligations to retire debt denominated in New Zealand and Australian dollars, this transaction and use of net proceeds has increased our exposure to currency risk.  In the first quarter of 2009, we repurchased $22.9 million of our TPS at a 50% discount.

In connection with the financing of 15 additional cinemas in 2008, we have taken on substantial additional debt.  This transaction was, in essence, 100% financed, resulting in an increase in our debt for book purposes from $177.2 million at December 31, 2007 to $248.2 million as of February 22, 2008.  As of December 31, 2009, this total debt had been reduced to $227.0 million.

At the present time, corporate borrowers both domestically and internationally are facing a severe shortage of liquidity.  No assurances can be given that we will be able to refinance our debt as it becomes due.

We have substantial lease liabilities.

Most of our cinemas operate in leased facilities.  These leases typically have cost of living or other rent adjustment features and require that we operate the properties as cinemas.  A down turn in our cinema exhibition business might, depending on its severity, adversely affect the ability of our cinema operating subsidiaries to meet these rental obligations.  Even if our cinema exhibition business remains relatively constant, cinema level cash flow will likely be adversely affected unless we can increase our revenue sufficiently to offset increases in our rental liabilities.

The Internal Revenue Service has given us notice of a claimed liability of $20.9 million in income taxes, plus interest of $25.5 million as of December 31, 2009.

While we believe that we have good defenses to this liability, the claimed exposure is substantial compared to our net worth, and significantly in excess of our current or anticipated near term liquidity.  This contingent liability is discussed in greater detail under Item 3 – Legal Proceedings:  Tax Audit Litigation.  If we were to lose on this matter, we would also be confronted with a potential additional $5.4 million in taxes to the California Franchise Tax Board, plus interest of approximately $7.3 million.

Our stock is thinly traded.

Our stock is thinly traded, with an average daily volume in 2009 of only approximately 31,000 shares.  This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Ownership Structure, Corporate Governance, and Change of Control Risks

The interests of our controlling stockholder may conflict with your interests.

Mr. James J. Cotter beneficially owns 70.4% of our outstanding Class B Stock.  Our Class A Stock is essentially non-voting, while our Class B Stock represents all of the voting power of our Company.  As a result, as of December 31, 2009, Mr. Cotter controlled 70.4% of the voting power of all of our outstanding common stock.  For as long as Mr. Cotter continues to own shares of common stock representing more than 50% of the voting power of our common stock, he will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock.  Mr. Cotter will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Mr. Cotter but not to other stockholders.  In addition, Mr. Cotter and his affiliates have controlling interests in companies in related and unrelated industries.  In the future, we may participate in transactions with these companies (see Note 26 – Related Parties and Transactions).

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

Item 1B - Unresolved Staff Comments

None.

Item 2 – Properties

Executive and Administrative Offices

We lease approximately 8,582 square feet of office space in Commerce, California to serve as our executive headquarters.  We own an 8,783 square foot office building in Melbourne, Australia, approximately 4,500 square feet of which serves as the headquarters for our Australia and New Zealand operations (the remainder being leased to an unrelated third party).  We occupy approximately 2,000 square feet at our Village East leasehold property for administrative purposes.  We also own a residential condominium unit in Los Angeles, used as executive office and residential space by our Chairman and Chief Executive Officer.

Entertainment Properties

Entertainment Use Leasehold Interests

As of December 31, 2009, we lease approximately 2.15 million square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	988,013	2010 – 2049
Australia	817,820	2016 – 2049
New Zealand	340,000	2023 – 2034

On February 22, 2008, we acquired 15 pre-existing cinemas from a third party, comprising approximately 727,000 square feet of cinema improvements in the United States.  This space is reflected in the above table.

On February 12, 2010, we entered into a lease for an approximately 33,000 8-screen art cinema to be built as a part of the Mosaic District in the Greater Washington DC area.  This lease is not reflected in the above table.

Entertainment Use Fee Interests

In Australia, we own as of December 31, 2009 approximately 3.2 million square feet of land at eight locations plus one strata title estate consisting of 22,000 square feet.  Most of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth, and Sydney, including the 50.6-acre Burwood site in suburban Melbourne that we are holding for development and which is anticipated to include a cinema component.  Of these fee interests, approximately 860,000 square feet is currently improved with cinemas.

In New Zealand, we own as of December 31, 2009 a 152,000 square foot site, which includes an existing 335,000 square foot, nine-level parking structure in the heart of Wellington, the capital of New Zealand.  All but 38,000 square feet of the Wellington site has been developed as an ETRC that incorporates the existing parking garage.  The remaining land is currently leased and is slated for development as phase two of our Wellington ETRC.  We own the fee interests underlying four additional cinemas in New Zealand, which properties include approximately 12,000 square feet of ancillary retail space.

In the United States, we own as of December 31, 2009, approximately 128,000 square feet of improved real estate comprised of four live theater buildings which include approximately 58,000 square feet of leasable space, the fee interest in our Cinemas 1, 2 & 3 in Manhattan (held through a limited liability company in which we have a 75% managing member interest).

Live Theaters (Liberty Theaters)

Included among our real estate holdings are four “Off Broadway” style live theaters, operated through our Liberty Theaters subsidiary.  We lease theater auditoriums to the producers of “Off Broadway” theatrical productions and provide various box office and concession services.  The terms of our leases are, naturally, principally dependent upon the commercial success of our tenants.  STOMP has been playing at our Orpheum Theatre in excess of 10 years.  While we attempt to choose productions that we believe will be successful, we have no control over the production itself.  At the current time, we have three single auditorium theaters in Manhattan:

•	the Minetta Lane (399 seats);

•	the Orpheum (347 seats); and

•	the Union Square (499 seats).

We also own a four-auditorium theater complex, the Royal George in Chicago (main stage 452 seats, cabaret 199 seats, great room 100 seats and gallery 60 seats).  We own the fee interest in each of these theaters.  Two of the properties, the Union Square and the Royal George, have ancillary retail and office space.

We are primarily in the business of leasing theater space.  However, we may from time to time participate as an investor in a play, which can help facilitate the production of the play at one of our facilities, and do from time to time rent space on a basis that allows us to share in a production’s revenue or profits.  Revenue, expense, and profits are reported as a part of the real estate segment of our business.

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

•	in New Zealand, we own a 50% unincorporated joint venture interest in three cinemas with 16 screens in the New Zealand cities of Auckland, Christchurch, and Dunedin.

•
in the United States, we own a 50% membership interest in Angelika Film Center, LLC, which holds the lease to the approximately 17,000 square foot Angelika Film Center & Café in the Soho district of Manhattan.  We also hold the management rights with respect to this asset.  We also own a 75% managing member interest in the limited liability company that owns our Cinemas 1, 2 & 3 property.

Income Producing Real Estate Holdings

We own, as of December 31, 2009 fee interests in approximately 935,000 square feet of income producing properties (including certain properties principally occupied by our cinemas).  In the case of properties leased to our cinema operations, these numbers include an internal allocation of “rent” for such facilities.

Property7	Square Feet of Improvements (rental/entertainment)	Percentage Leased	Gross Book Value (in U.S. Dollars)
Auburn 100 Parramatta Road Auburn, NSW, Australia	57,000 / 57,000 Plus an 871-space subterranean parking structure	81%	$ 32,149,000
Belmont Knutsford Ave and Fulham St Belmont, WA, Australia	19,000 / 49,000	93%	$ 13,892,000
Cinemas 1, 2 & 38 1003 Third Avenue Manhattan, NY, USA	0 / 24,000	N/A	$ 23,389,000
Courtenay Central 100 Courtenay Place Wellington, New Zealand	38,000 / 68,000 Plus a 245,000 square foot parking structure	77%	$ 23,025,000
Indooroopilly, 70 Station Road Brisbane, Australia	28,000/0	100%	$ 11,838,000
Invercargill Cinema 29 Dee Street Invercargill, New Zealand	7,000 / 20,000	80%	$ 2,853,000
Lake Taupo Motel 138-140 Lake Terrace Road Taupo, New Zealand	22,000 / 0	Short-term rentals	$ 2,002,000
Maitland Cinema Ken Tubman Drive Maitland, NSW, Australia	0 / 22,000	N/A	$ 2,136,000
Minetta Lane Theatre 18-22 Minetta Lane Manhattan, NY, USA	0 / 9,000	N/A	$ 8,299,000
Napier Cinema 154 Station Street Napier, New Zealand	5,000 / 18,000	100%	$ 2,931,000
Newmarket Newmarket, QLD, Australia	93,000 / 0	100%	$ 38,861,000
Orpheum Theatre 126 2nd Street Manhattan, NY, USA	0 / 5,000	N/A	$ 3,349,000
Royal George 1633 N. Halsted Street Chicago, IL, USA	37,000 / 23,000 Plus 21,000 square feet of parking	91%	$ 3,438,000
Rotorua Cinema 1281 Eruera Street Rotorua, New Zealand	0 / 19,000	N/A	$ 2,672,000
Union Square Theatre 100 E. 17th Street Manhattan, NY, USA	21,000 / 17,000	100%	$ 9,050,000

 7 Rental square footage refers to the amount of area available to be rented to third parties and the percentage leased is the amount of rental square footage currently leased to third parties.  A number of our real estate holdings include entertainment components rented to one or more of our subsidiaries.  The rental area to such subsidiaries is noted under the entertainment square footage.  The gross book value refers to the gross carrying cost of the land and buildings of the property.  Book value and rental information are as of December 31, 2009.
 8 This property is owned by a limited liability company in which we hold a 75% managing interest.  The remaining 25% is owned by Sutton Hill Investments, LLC, a company owned in equal parts by our Chairman and Chief Executive Officer, Mr. James J. Cotter, and Michael Forman, a major shareholder in our Company.

Long-Term Leasehold Real Estate Holdings

In addition, in certain cases we have long-term leases that we view more akin to real estate investments than cinema leases.  As of December 31, 2009, we had approximately 179,000 square foot of space subject to such long-term leases.

Property9	Square Footage (rental/entertainment)	Percentage Leased	Gross Book Value (in U.S. Dollars)
Manville	0 / 46,000	N/A	$ 1,928,000
Tower	0 / 16,000	N/A	$ 260,000
Village East	5,000 / 37,000	100%	$ 4,476,000
Waurn Ponds	6,000 / 52,000	100%	$ 6,320,000

 9  Rental square footage refers to the amount of area available to be rented to third parties, and the percentage leased is the amount of rental square footage currently leased to third parties.  A number of our long-term leasehold real estate properties include entertainment components rented to one or more of our subsidiaries.  The rental area to such subsidiaries is noted under the entertainment square footage.  Book value includes the entire investment in the leased property, including any cinema fit-out.  Rental and book value information is as of December 31, 2009.

Real Estate Development Properties

We are engaged in several real estate development projects:

Property10	Square Footage/ Acreage	Gross Book Value (in U.S. Dollars)	Status
Auburn, Sydney, Australia Land adjacent to our existing development	2.1 acres	$1,820,000	No longer held for sale. Buyer has elected not to proceed with its option to acquire this property, and we have elected to continue to hold the property for development for the foreseeable future.
Burwood, Victoria, Australia	50.6 acres	$46,707,000
Development Overlay Plan approved in December 2008 for 394,000 sq ft retail, 211,000 sq ft service/ noncore retail, 215,000 sq ft Commercial office, 700 dwellings.  Next steps are determining staging and Town planning applications.  Land filling works on hold.

Courtenay Central, Wellington, New Zealand Land adjacent to our existing development	0.9 acre	$3,138,000	Have regulatory approval for expansion; we are in the preliminary stages of developing this property.
Moonee Ponds, Victoria, Australia	3.3 acres	$10,864,000	In planning stages of determining best use depending on factors including development of adjacent properties. Zoned for high-density as a “Principal Activity Area.”
Taringa, Queensland, Australia	Own 0.54 acres, and under contract for a further 1.5 acres	$4,030,000	Working on plans to develop 225,000 to 350,000 square feet of a commercial, retail, and residential development conditional upon obtaining a rezoning approval.
Newmarket, Queensland, Australia Land adjacent to our existing development	13,390 sq. ft.	$2,429,000	Analyzing if plans for cinema should be replaced with plans for additional retail space.
Lake Taupo, Taupo, New Zealand Land adjacent to our existing development	0.5 acre	$726,000	A 20,000 square foot residential development site that is currently subject to development review.
Manakau, Auckland, New Zealand	64.0 acres zoned agricultural 6.4 acres zoned industrial (currently under contract)	$9,293,000
The bulk of the land is zoned for agriculture and currently used for horticulture commercial purposes.  We are currently working in cooperation with adjoining landowners to complete a master plan to rezone our land and the neighbors’ lands into a distribution and manufacturing industrial park.  The remainder of the land (currently under contract) is zoned industrial, but is currently unimproved.  The property is adjacent to our larger parcel and links our existing parcel with the existing road network.  The contract is scheduled to close on March 31, 2010.

  10 A number of our real estate holdings include additional land held for development.  In addition, we have acquired certain parcels for future development.  The gross book value includes, as applicable, the land, building, development costs, and capitalized interest.

Other Property Interests and Investments

Place 57, Manhattan

We own a 25% membership interest in the limited liability company that has developed the site of our former Sutton Cinema on 57th Street just east of 3rd Avenue in Manhattan, as a 143,000 square foot residential condominium tower, with a ground floor retail unit and a resident manager’s apartment.  The project is now sold out as the remaining commercial unit was sold in February 2009 for approximately $3.8 million.  At December 31, 2009, all debt on the project had been repaid, and we had received distributions totaling $12.8 million from this project, on an investment of $3.0 million made in 2004.

Landplan Property Partners, Ltd

In 2006, we formed Landplan Property Partners, Ltd (“Reading Landplan”) to identify, acquire, develop, or redevelop properties on an opportunistic basis in Australia and New Zealand.  These properties are held in separate special purpose entities, which are collectively referred to as “Reading Landplan.”  The Chief Executive Officer of Reading Landplan has, as a part of his compensation arrangement, what is now a 15% incentive interest in each of the various special purpose entities.  That incentive interest is (i) subordinated to our right to receive an 11% compounded return on investment and (ii) calculated on a aggregate or pooled basis taking into account the performance of all of the properties held by these special purpose entities.  The properties held through Landplan currently consist of the holdings described above as being located at Indooroopilly, Taringa, Lake Taupo (including the adjacent undeveloped parcel), and Manukau.

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

Item 3 – Legal Proceedings

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) completed its audits of the tax return of Reading Entertainment Inc. (“RDGE”) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (“CRG”) for its tax year ended June 30, 1997.  These companies are each now wholly owned subsidiaries of RDI, but for the time periods under audit, were not consolidated with RDI for tax purposes.  With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and thereafter the subsequent repurchase by Stater Bros. Inc. from Reading Australia, of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”).  The Stater Stock was received by RDGE from CRG as a part of a private placement of securities by RDGE, which closed in October 1996.  A second issue involving an equipment-leasing transaction entered into by RDGE (discussed below) has been conceded by RDGE resulting in a net tax refund.

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”).  The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG.  As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE.  This proposed change would result in an additional tax liability for CRG of approximately $20.9 million plus interest of approximately $25.5 million as of December 31, 2009.  In addition, this proposal would result in California tax liability of approximately $5.4 million plus interest of approximately $7.3 million as of December 31, 2009.  Accordingly, this proposed change represented, as of December 31, 2009, an exposure of approximately $59.1 million.

Moreover, California has “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income.  While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers.  Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $63.1 million.  We have accrued $6.1 million in accordance with the cumulative probability approach prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25 – Income Taxes in relation to this exposure and believe that the possible total settlement amount will be between $6.1 million and $63.1 million.

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

We intend to litigate aggressively the Stater matter in the U.S. Tax Court.  A case was filed with the court on September 26, 2006 for each respective N/D.  While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of these matters.  We have filed a motion for summary judgment in the matter.  The trial previously scheduled for March 2010 has been postponed, pending the outcome of our summary judgment motion, and as of this date, no new trial date has been fixed.  It is assumed, however, that if our summary judgment motion is not granted, the case will go to trial in midyear.

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

The N/D issued to RDGE was conceded by RDGE in August 2008.  The net result related to the equipment leasing transaction entered into by RDGE is expected to be a refund of approximately $750,000 in federal alternative minimum tax for the year 1996, offset by a payment of approximately $600,000 in  federal and state income taxes, for the years 1997-99, plus interest.

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

We are in the process of remediating certain environmental issues with respect to our 50-acre Burwood site in Melbourne.  That property was at one time used as a brickworks and we have discovered petroleum and asbestos at the site.  During 2007, we developed a plan for the remediation of these materials, in some cases through removal and in other cases through encapsulation.  As of December 31, 2009, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $8.6 million (AUS$9.6 million) and as of that date we had incurred a total of $6.6 million (AUS$7.4 million) of these costs.  We do not believe that this has added materially to the overall development cost of the site, as much of the work is being done in connection with the excavation and other development activity already contemplated for the property.

Whitehorse Center Litigation

On October 30, 2000, we commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against our joint venture partner and the controlling stockholders of our joint venture partner in the Whitehorse Shopping Center.  That action is entitled Reading Entertainment Australia Pty, Ltd vs. Burstone Victoria Pty, Ltd and May Way Khor and David Frederick Burr, and was brought to collect on a promissory note (the “K/B Promissory Note”) evidencing a loan that we made to Ms. Khor and Mr. Burr and that was guaranteed by Burstone Victoria Pty, Ltd (“Burstone” and collectively with Ms. Khor and Mr. Burr, the “Burstone Parties”).  The Burstone Parties asserted in defense certain set-offs and counterclaims, alleging, in essence, that we had breached our alleged obligations to proceed with the development of the Whitehorse Shopping Center, causing the Burstone Parties damages.  On May 10, 2005, a mixed judgment was entered by the trial court.  Appeal rights have been exhausted and the net result of that judgment has been the payment to us by the defendants during the 2008 first quarter of $830,000 (AUS$901,000) and $314,000 (AUS$333,000) during the 2008 second quarter that are included in other income.  Additionally, this net result requires us to be responsible to reimburse the Burstone Parties for 60% of their out-of-pocket legal fees.

Mackie Litigation

On November 7, 2005, we were sued in the Supreme Court of Victoria at Melbourne by a former construction contractor with respect to the discontinued development of an ETRC at Frankston, Victoria.  The action is entitled Mackie Group Pty Ltd v. Reading Properties Pty Ltd, and in it the former contractor seeks payment of a claimed fee in the amount of $898,000 (AUS$1.0 million).  We do not believe that any such fee is owed, and are contesting the claim.  Discovery has now been completed by both parties.  We have offered in settlement an amount of $781,000 (AUS$870,000) and they have countered with an amount of $1.1 million (AUS$1.2 million).  In relation to this claim, we have accrued a litigation related loss of $781,000 (AUS$870,000) at December 31, 2009.

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

Attempts to mediate the dispute have not been successful.  The trial date on this matter is set for March 17, 2010.  We believe that we have adequate support for our position and that a reserve for these claims is not required as the likelihood of an unfavorable outcome is not probable and reasonably capable of being estimated.

Malulani Investments Litigation

In December 2006, we and Magoon Acquisition and Development, LLC, another noncontrolling shareholder in Malulani Investments, Limited (“MIL”) commenced a lawsuit against certain officers and directors of MIL alleging various direct and derivative claims for breach of fiduciary duty and waste and seeking, among other things, access to various company books and records.  As certain of these claims were brought derivatively, MIL was also named as a defendant in that litigation.  That case was brought in the Circuit Court of the First Circuit Hawaii, in Honolulu, and is called Magoon Acquisition & Development, LLC; a California limited liability company, Reading International, Inc.; a Nevada corporation, and James J. Cotter vs. Malulani Investments, Limited, a Hawaii Corporation, Easton T. Mason; John R. Dwyer, Jr.; Philip Gray; Kenwei Chong (Civil No. 06-1-2156-12 (GWBC).

On July 2, 2009, Magoon LLC and we entered into a settlement agreement (the “Settlement Terms”) with respect to the MIL Litigation.  Under the Settlement Terms, Magoon LLC and we received $2.5 million in cash, a $6.75 million three-year 6.25% secured promissory note issued by The Malulani Group (“TMG”), the parent company of MIL, and a ten-year “tail interest” in MIL and TMG in exchange for the transfer of all ownership interests in MIL and TMG held by both Magoon, LLC and RDI and for the release of all claims against the defendants in this matter.  The tail interest allows us to participate in certain distributions made by MIL or TMG, and in certain cases, the distributions received by shareholders of MIL or TMG.  The tail interest, however, continues only for a period of ten years and we cannot assure that we will in fact receive any distributions from this tail interest.

Pursuant to the Settlement Terms, we transferred all of our interests in MIL to TMG and Magoon LLC transferred all of its interest in MIL and TMG to TMG, and there was a mutual release of claims.  Mr. Cotter, our Chairman, Chief Executive Officer and principal shareholder and a director of MIL, simultaneously settled his related claims for mutual general releases and resigned from the Board of Directors of MIL.

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

Item 4 – [Reserved.]

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Reading International, Inc., a Nevada corporation (“RDI” and collectively with our consolidated subsidiaries and corporate predecessors, the “Company,” “Reading” and “we,” “us,” or “our”), was incorporated in 1999.  Historically, we have been listed on the AMEX and due to the 2008 purchase of the AMEX by the NYSE Alternext US, we were listed on that exchange at December 31, 2008.  During July 2009, we moved our listing from NYSE Alternext to NASDAQ.

The following table sets forth the high and low closing prices of the RDI and RDIB common stock for each of the quarters in 2009 and 2008 as reported by NASDAQ:

		Class A Stock		Class B Stock
		High	Low	High	Low

2009:	Fourth Quarter	$4.60	$3.80	$9.50	$5.00
	Third Quarter	$4.69	$3.70	$7.78	$5.14
	Second Quarter	$4.96	$3.25	$7.00	$4.06
	First Quarter	$4.00	$2.90	$4.25	$3.52

2008:	Fourth Quarter	$6.90	$3.70	$8.00	$3.90
	Third Quarter	$8.00	$6.55	$9.25	$7.90
	Second Quarter	$9.70	$7.75	$10.50	$9.25
	First Quarter	$10.00	$9.34	$10.50	$10.00

Holders of Record

The number of holders of record of our Class A Stock and Class B Stock in 2009 was approximately 3,500 and 300, respectively.  On March 11, 2010, the closing price per share of our Class A Stock was $4.45, and the closing price per share of our Class B Stock was $8.55.

Dividends on Common Stock

We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend; however, we review this matter on an ongoing basis.

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6 – Selected Financial Data

The table below sets forth certain historical financial data regarding our Company.  This information is derived in part from, and should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”), and the related notes to the consolidated financial statements (dollars in thousands, except per share amounts).

	As of or for the Year Ended December 31,
	2009	2008	2007	2006	2005
Revenue	$217,014	$197,054	$119,235	$106,125	$98,105
Operating income (loss)	$13,922	$(2,288)	$5,149	$2,415	$(6,372)
Gain from discontinued operations	$--	$--	$1,912	$--	$12,231
Net income (loss)	$6,482	$(16,189)	$(1,100)	$4,528	$1,568
Net income (loss) attributable to Reading International, Inc. shareholders	$6,094	$(16,809)	$(2,103)	$3,856	$989
Basic earnings (loss) per share – continuing operations	$0.27	$(0.75)	$(0.18)	$0.17	$(0.51)
Basic earnings (loss) per share – discontinued operations	$--	$--	$0.09	$--	$0.55
Basic earnings (loss) per share	$0.27	$(0.75)	$(0.09)	$0.17	$0.04
Diluted earnings (loss) per share – continuing operations	$0.27	$(0.75)	$(0.18)	$0.17	$(0.51)
Diluted earnings per share – discontinued operations	$--	$--	$0.09	$--	$0.55
Diluted earnings (loss) per share	$0.27	$(0.75)	$(0.09)	$0.17	$0.04
Other Information:

Shares outstanding	22,588,403	22,482,605	22,482,605	22,476,355	22,485,948
Weighted average shares outstanding	22,580,942	22,477,471	22,478,145	22,425,941	22,249,967
Weighted average dilutive shares outstanding	22,767,735	22,477,471	22,478,145	22,674,818	22,249,967

Total assets	$406,417	$371,870	$346,071	$289,231	$253,057
Total debt	$226,993	$239,162	$177,195	$130,212	$109,320
Working capital (deficit)	$(16,229)	$12,516	$6,345	$(6,997)	$(14,282)
Total stockholders’ equity	$110,263	$69,447	$124,197	$110,262	$102,483

EBIT	$22,618	$1,030	$8,098	$12,734	$6,671
Depreciation and amortization	$15,168	$18,558	$11,921	$13,212	$12,384
Add: Adjustments for discontinued operations	$--	$--	$--	$--	$567
EBITDA	$37,786	$19,588	$20,019	$25,946	$19,622
Debt to EBITDA	6.01	12.21	8.85	5.02	5.57

Capital expenditure (including acquisitions)	$5,686	$75,167	$42,414	$16,389	$53,954
Number of employees at 12/31	2,207	1,986	1,383	1,451	1,523

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

Neither EBIT nor EBITDA is a measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States for purposes of analyzing our profitability.  The exclusion of various components such as interest, taxes, depreciation, and amortization necessarily limit the usefulness of these measures when assessing our financial performance, as not all funds depicted by EBITDA are available for management’s discretionary use.  For example, a substantial portion of such funds are subject to contractual restrictions and functional requirements to service debt, to fund necessary capital expenditures and to meet other commitments from time to time as described in more detail in this Annual Report on Form 10-K.

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

EBITDA, as calculated by us, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of net income (loss) to EBIT and EBITDA is presented below (dollars in thousands):

	2009	2008	2007	2006	2005
Net income (loss) attributable to Reading International, Inc. shareholders	$6,094	$(16,809)	$(2,103)	$3,856	$989
Add: Interest expense, net	14,572	15,740	8,163	6,608	4,473
Add: Income tax expense	1,952	2,099	2,038	2,270	1,209
EBIT	$22,618	$1,030	$8,098	$12,734	$6,671
Add: Depreciation and amortization	15,168	18,558	11,921	13,212	12,384
Adjustments for discontinued operations:
Add: Interest expense, net	--	--	--	--	310
Add: Depreciation and amortization	--	--	--	--	257

EBITDA	$37,786	$19,588	$20,019	$25,946	$19,622

Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following review should be read in conjunction with the consolidated financial statements and related notes included in our 2009 Annual Report.  Historical results and percentage relationships do not necessarily indicate operating results for any future periods.

Overview

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

•	Cinema Exhibition, through our 59 multiplex theaters, and

•	Real Estate, including real estate development and the rental of retail, commercial and live theater assets.

We believe that these two business segments can complement one another, as the comparatively consistent cash flows generated by our cinema operations can be used to fund the front-end cash demands of our real estate development business.

We manage our worldwide cinema exhibition businesses under various different brands:

•	in the US, under the Reading, Angelika Film Center, Consolidated Amusements, and City Cinemas brands;

•	in Australia, under the Reading brand; and

•	in New Zealand, under the Reading and Rialto brands.

While we do not believe the cinema exhibition business to be a growth business, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in recessionary or inflationary environment.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular, and competitively priced option.  However, since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see our future asset growth coming more from our real estate development activities and from the acquisition of existing cinemas rather than from the development of new cinemas.  Over time, we anticipate that our cinema operations will become increasingly a source of cash flow to support our real estate oriented activities, rather than a focus of growth, and that our real estate activities will, again, over time become the principal thrust of our business.  We also, from time to time, invest in the shares of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses.  Also, in the current environment, we intend to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and which we believe to be resistant to current recessionary trends.

Business Climate

Cinema Exhibition - General

After years of uncertainty as to the future of digital and 3D exhibition and the impact of these technologies on cinema exhibition, it now appears that the industry is going digital, and that the major exhibitors are in the process of equipping at least one auditorium in each of their significant locations with 3D capability.  In 2009, cinemagoers demonstrated a strong appetite for and a willingness to pay premium prices for 3D movies.  The release schedule for 2010 lists 17 titles for 3D release, compared to 14 titles for 2009.

By mid-year, we anticipate that we will have 3D projectors in not less than 28 out of the 53 cinema locations that we either wholly own or consolidate.  We believe that the transition from film to digital projectors, while likely inevitable, will take some time to roll out and our business plan is to be selective in our selection of auditoriums to be fitted out with such technology, identifying those situations where premiums can best be achieved by having such projection capabilities.

In the case of “in-home” entertainment alternatives, the industry is faced with the significant leaps achieved in recent periods in both the quality and affordability of in-home entertainment systems and in the accessibility to entertainment programming through cable, satellite, and DVD distribution channels.  These alternative distribution channels are putting pressure on cinema exhibitors to reduce the time period between theatrical and secondary release dates, and certain distributors are talking about possible simultaneous or near simultaneous releases in multiple channels of distribution.  These are issues common to both our domestic and international cinema operations.

Cinema Exhibition – Australia / New Zealand

The film exhibition industry in Australia and New Zealand is highly concentrated in that Village, Greater Union, Birch Carroll, and Coyle and Hoyts (the “Major Exhibitors”) control approximately 68% of the cinema box office in Australia.  Following Greater Union’s acquisition of the Sky Cinemas circuit in New Zealand, they also control approximately 52% of that country’s cinema box office.  The industry is also vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors (part of Village), also serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line.  Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow.  Typically, the Major Exhibitors own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas.  In addition, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under-shared facility arrangements, and have historically not engaged in head-to-head competition.

Cinema Exhibition – North America

In North America, distributors may find it more commercially appealing to deal with major exhibitors, rather than to deal with independents like us, which tends to suppress the supply of screens in a very limited number of markets.  This competitive disadvantage has increased significantly in recent periods with the development of mega circuits like Regal and AMC, who are able to offer distributors access to screens on a truly nationwide basis, or on the other hand, to deny access if their desires with respect to film supply are not satisfied.

These consolidations have adversely affected our ability to get film in certain domestic markets where we compete against major exhibitors.  With the restructuring and consolidation undertaken in the industry, and the emergence of increasingly attractive “in-home” entertainment alternatives, strategic cinema acquisitions by our North American operation have and can continue to be a way to combat such a competitive disadvantage.

Real Estate – Australia and New Zealand

Although there has been a noted decrease in real estate market activity, commercial and retail property values have remained somewhat stable in Australia and mildly affected the market in New Zealand.  Both countries have relatively stable economies with varying degrees of economic growth that are mostly influenced by global trends.  During the latter half of 2008 and into early 2009 interest rates materially decreased to 40-year lows in Australia and New Zealand.  Up until recently, New Zealand has had consistent growth in rentals and values although project commencements have slowed.  New Zealand values have softened through early 2009 but in the latter part of 2009, there was a firming of values in residential.  Commercial and industrial values remain under pressure.

Although the Australian property market softened in the first half of 2009, there are signs of improvement in the latter half of the year.  An improved sentiment in retail and residential sectors has provided an improved outlook.  These factors and an improving economy are putting upward pressure on interest rates.  The Australian commercial sector has however continued to soften in Australia during 2009.

The large institutional funds are still seeking out prime assets with premium prices being paid for good retail and commercial investments and development opportunities.  Residential projects are in high demand.

Sydney and Melbourne residential values have improved.  The national average residential values was up  in excess of 11% for the year assisted by the first home buyers grant and unsatisfied demand from a growing population.

Real Estate – North America

The commercial real estate market has followed the larger economy into a downturn that is likely to last through 2010.  We believe that as our real estate is well located in large urban environments, it will be the first to see signs of recovery when the U.S. economy starts to recover.

Business Segments

As indicated above, our two primary business segments are cinema exhibition and real estate.  These segments are summarized as follows:

Cinema Exhibition

One of our primary businesses consists of the ownership and operation of cinemas.  At December 31, 2009 we:

•	owned and operated 53 cinemas with 425 screens;

•	had interests in certain unconsolidated joint ventures in which we have varying interests, which own an additional 4 cinemas with 32 screens; and

•	managed 2 cinemas with 9 screens.

On February 22, 2008, we acquired from two related companies, Pacific Theatres and Consolidated Amusement Theatres, substantially all of their cinema assets in Hawaii (consisting of nine complexes with 98 screens), San Diego County (consisting of four complexes with 51 screens), and Northern California (consisting of two complexes with 32 screens) for $70.2 million subject to certain purchase price adjustments.  We refer to these cinemas from time to time in this report as Consolidated Entertainment cinemas.  In addition, during 2008, we opened our Rouse Hill and Dandenong leasehold cinemas in Australia that collectively have 15 screens.  During the third quarter of 2009, we leased two existing cinemas in New York City with 3 screens but elected not to renew the lease of our 5-screen cinema in Market City, Australia.  On February 12, 2010, we entered in to a lease for an approximately 33,000 square foot 8-screen art cinema being built as a part of the Mosaic District in the greater Washington D.C. metropolitan area.

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

Real Estate

For fiscal 2009, our rental generating real estate holdings consisted of the following properties:

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

•	a New Zealand commercial property and an Australian commercial property rented to an unrelated third party, to be held for current income and long-term appreciation;

•
our Lake Taupo property in New Zealand that is currently improved with a motel that we renovated to be condominiums.  A portion of this property includes unimproved land for which we have no development plans at present; and

•	the ancillary retail and commercial tenants at some of our non-ETRC cinema properties.

In addition, we have approximately 5.3 million square feet of unimproved real estate held for development in Australia and New Zealand, discussed in greater detail below, and certain unimproved land in the United States that was used in our historic activities.  We also own an 8,783 square foot commercial building in Melbourne, which serves as our administrative headquarters for Australia and New Zealand, approximately 50% of which is leased to an unrelated third party.

On September 16, 2008, we entered into an option agreement to sell our Auburn property for $28.5 million (AUS$36.0 million).  The option agreement called for an initial option payment of $948,000 (AUS$1.2 million), received on the agreement date, and four option installment payments of $316,000 (AUS$400,000), $316,000 (AUS$400,000), $316,000 (AUS$400,000), and $948,000 (AUS$1.2 million) payable over the subsequent 9 months.  As of December 31, 2008, we had received $1.3 million (AUS$1.6 million) in payments associated with this option agreement, and, during the first quarter of 2009, we received the second installment of $265,000 (AUS$400,000).  In May 2009, the buyer elected not to proceed further.  As a result, the buyer lost the benefit of its previously paid $1.5 million (AUS$2.0 million) in option fees, and no longer has any right to acquire our Auburn property.

In 2009, we acquired the following real property interests:

•
Additional Manukau Land Purchase.  On April 30, 2009, we entered into an agreement to purchase for $3.8 million (NZ$5.2 million) a property adjacent to our Manukau property.  An initial deposit of $26,000 (NZ$50,000) was paid upon signing of the agreement, a second deposit of $175,000 (NZ$258,000) was paid in the second quarter of 2009 and a third deposit of $531,000 (NZ$773,000) was paid in August 2009.  The remaining balance is due on the settlement date of March 31, 2010.

In 2008, we acquired the following real property interests:

•
Taringa Land.  During the first quarter of 2008, we acquired or entered into agreements to acquire four contiguous properties of approximately 50,000 square feet, for which we are in the planning stages for a mixed-use development project.  The aggregate purchase price of these properties is $12.3 million (AUS$13.7 million), of which $2.5 million (AUS$2.8 million) relates to the three properties that have been acquired and $9.8 million (AUS$10.9 million) relates to the one property that is under contract to be acquired.  Our obligation to close on the fourth property is subject to certain conditions (which we may waive) including a rezoning condition.  We have made a $209,000 (AUS$300,000) deposit on this property.

Property Held For or Under Development

For fiscal 2009, our investments in property held for or under development consisted of:

•
an approximately 50.6 acre property located in the Burwood area of Melbourne, Australia, rezoned from an essentially industrial zone to a priority zone allowing a variety of retail, entertainment, commercial and residential uses and currently in the planning stages of development;

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

•
a 25% interest, representing an investment of $3.0 million, in the company redeveloping the site of our old Sutton Cinema site in Manhattan, New York.  The property has been redeveloped as an approximately 143,000 square foot residential condominium project with ground floor retail and marketed under the name “Place 57.”  As of December 31, 2009, all of the units had been sold except for the manager’s unit and we had received distributions totaling $12.8 million including $3.0 million of return of capital investment;

•
the Manukau land parcel purchased in 2007, consisting of a 64.0-acre parcel of undeveloped agricultural real estate.  Additionally, on April 30, 2009, we entered into an agreement to purchase for $3.8 million (NZ$5.2 million) a property adjacent to this existing property.  This additional property was acquired to improve the access of our larger parcel to the existing road network servicing the area.  We intend to rezone the larger parcel from its current agricultural use to commercial use, and thereafter to redevelop the properties in accordance with its new zoning.  The smaller parcel is already zoned for industrial use.  No assurances can be given that such rezoning will be achieved, or if achieved, that it will occur in the near term; and

•
a 1.0-acre parcel of commercial real estate located in Lake Taupo, New Zealand.  A portion of this property was improved with a motel in which we recently renovated the property’s units to be condominiums.  We have enhanced the property value with residential apartment entitlements for the adjoining vacant land.

Property Developed During 2009

During the second quarter of 2009, we completed the construction of our office building development on our Indooroopilly, Brisbane, Australia property.  On July 24, 2009, we signed a lease with the City of Brisbane to lease our entire Indooroopilly building to them for an initial three-year period with two three-year options.

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

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, at the end of the third quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.  We review internal management reports on a monthly basis as well as monitor current and potential future competition in film markets for indications of potential impairment.  We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment and we take into consideration the seasonality of our business.  If the sum of the estimated future cash flows, undiscounted, were to be less than the carrying amount of the asset, then an impairment would be recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on a discounted cash flow calculation.  Goodwill and intangible assets are evaluated on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value.  There are significant assumptions and estimates used in determining the future cash flows and terminal value.  Accordingly, actual results could vary materially from such estimates.  Based on calculations of current value, we recorded impairment losses of $3.2 million and $4.3 million relating to certain of our property and cinema locations for the years ended December 31, 2009 and 2008, respectively.  The impairments reflect our estimates of fair value which were based on appraisals or a discounted income approach with market based assumptions.

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards.  We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.  As of December 31, 2009, we had recorded approximately $59.6 million of deferred tax assets related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards and tax credit carry forwards.  These deferred tax assets were fully offset by a valuation allowance in the same amount, resulting in a net deferred tax asset of zero.  The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.  There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carry forwards and tax credit carry forwards.

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

From time to time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations; insurance claims; tax claims; employment matters; and anti-trust issues, among other matters.

Results of Operations

We currently operate two operating segments: Cinema Exhibition and Real Estate.  Our cinema segment includes the operations of our consolidated cinemas.  Our real estate segment includes the operating results of our commercial real estate holdings, cinema real estate, live theater real estate, and ETRC’s.

The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands).

Year Ended December 31, 2009	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$201,388	$25,269	$(9,643)	$217,014
Operating expense	165,707	11,994	(9,643)	168,058
Depreciation & amortization	10,816	3,686	--	14,502
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
Impairment expense	--	3,217	--	3,217
Contractual commitment loss	--	1,092	--	1,092
General & administrative expense	2,645	1,063		3,708
Segment operating income	$22,220	$3,668	$--	$25,888
Year Ended December 31, 2008	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$181,188	$23,694	$(7,828)	$197,054
Operating expense	153,064	9,791	(7,828)	155,027
Depreciation & amortization	13,702	4,200	--	17,902
Impairment expense	351	3,968	--	4,319
General & administrative expense	3,834	1,121	--	4,955
Segment operating income	$10,237	$4,614	$--	$14,851

Year Ended December 31, 2007	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$103,467	$21,887	$(6,119)	$119,235
Operating expense	83,875	8,324	(6,119)	86,080
Depreciation & amortization	6,942	4,418	--	11,360
General & administrative expense	3,195	831	--	4,026
Segment operating income	$9,455	$8,314	$--	$17,769

Reconciliation to net income (loss):	2009	2008	2007
Total segment operating income	$25,888	$14,851	$17,769
Non-segment:
Depreciation and amortization expense	666	656	561
General and administrative expense	13,851	16,483	12,059
Other operating income	(2,551)	--	--
Operating income (loss)	13,922	(2,288)	5,149
Interest expense, net	(14,572)	(15,740)	(8,163)
Other income (expense)	(2,015)	991	(505)
Gain on disposal of discontinued operations	--	--	1,912
Income tax expense	(1,952)	(2,099)	(2,038)
Equity earnings of unconsolidated joint ventures and entities	117	497	2,545
Gain on sale of unconsolidated joint venture	268	2,450	--
Gain on extinguishment of debt	10,714	--	--
Net income (loss)	$6,482	$(16,189)	$(1,100)
Net income attributable to noncontrolling interests	(388)	(620)	(1,003)
Net income (loss) attributable to Reading International, Inc. common shareholders	$6,094	$(16,809)	$(2,103)

Cinema Exhibition Segment

The following tables and discussion that follows detail our operating results for our 2009, 2008, and 2007 cinema exhibition segment (dollars in thousands):

Year Ended December 31, 2009	United States	Australia	New Zealand	Total
Admissions revenue	$75,105	$53,533	$13,985	$142,623
Concessions revenue	29,021	17,862	3,905	50,788
Advertising and other revenue	4,820	2,383	774	7,977
Total revenue	108,946	73,778	18,664	201,388

Cinema costs	88,838	54,073	13,636	156,547
Concession costs	4,602	3,662	896	9,160
Total operating expense	93,440	57,735	14,532	165,707

Depreciation and amortization	7,043	2,658	1,115	10,816
Impairment expense	--	--	--	--
General & administrative expense	1,943	702	--	2,645
Segment operating income	$6,520	$12,683	$3,017	$22,220

Year Ended December 31, 2008	United States	Australia	New Zealand	Total
Admissions revenue	$64,881	$48,479	$14,141	$127,501
Concessions revenue	25,097	16,279	4,166	45,542
Advertising and other revenue	4,760	2,515	870	8,145
Total revenue	94,738	67,273	19,177	181,188

Cinema costs	77,455	51,202	15,242	143,899
Concession costs	4,476	3,641	1,048	9,165
Total operating expense	81,931	54,843	16,290	153,064

Depreciation and amortization	9,174	2,831	1,697	13,702
Impairment expense	--	--	351	351
General & administrative expense	2,735	1,094	5	3,834
Segment operating income	$898	$8,505	$834	$10,237

Year Ended December 31, 2007	United States	Australia	New Zealand	Total
Admissions revenue	$18,647	$41,722	$14,683	$75,052
Concessions revenue	5,314	13,577	4,302	23,193
Advertising and other revenue	2,043	2,277	902	5,222
Total revenue	26,004	57,576	19,887	103,467

Cinema costs	18,385	44,460	15,868	78,713
Concession costs	1,029	3,017	1,116	5,162
Total operating expense	19,414	47,477	16,984	83,875

Depreciation and amortization	2,003	3,212	1,727	6,942
General & administrative expense	2,140	1,036	19	3,195
Segment operating income	$2,447	$5,851	$1,157	$9,455

Cinema Results for 2009 Compared to 2008

•	Cinema revenue increased in 2009 by $20.2 million or 11.1% compared to 2008. The geographic activity of our revenue can be summarized as follows:

o
United States - Revenue in the United States increased by $14.2 million or 15.0% primarily from a fully year reporting of the newly acquired Consolidated Entertainment cinemas acquisition compared to only ten months in 2008.

o
Australia - Revenue in Australia increased by $6.5 million or 9.7%.  This increase in revenue was predominately attributable to an increase in box office admissions of 527,000 coupled with a $0.88 increase in average ticket price and an increase in concessions revenue of $1.6 million.

o
New Zealand - Revenue in New Zealand decreased by $513,000 or 2.7%.  This decrease in revenue was attributable to a drop in admissions revenue of $156,000, a decrease in concessions revenue of $261,000, and a decrease in advertising and other revenue of $96,000.  As indicated below, these decreases were primarily related to a lower annual average value of the New Zealand dollar to that of the U.S. dollar during 2009 compared to 2008.  The local currency revenue in the aforementioned categories generally increased during 2009.

•	Operating expense increased in 2009 by $12.6 million or 8.3% compared to 2008. Year on year operating expense decreased in relation to revenue from 84.5% to 82.3%.

o	United States - Operating expense in the United States increased by $11.5 million or 14.0% primarily due to the aforementioned Consolidated Entertainment cinemas acquisition.

o	Australia - Operating expense in Australia increased by $2.9 million or 5.3%. This increase was in line with the above-mentioned increase in cinema revenue.

o
New Zealand - Operating expense in New Zealand decreased by $1.8 million or 10.8%.  This decrease was in line with the above-mentioned decrease in cinema revenue and the effects of foreign currency fluctuations.

•
Depreciation expense decreased in 2009 by $2.9 million or 21.1% compared to 2008.  This decrease was primarily related to the finalization of purchase accounting in 2008 for our Consolidated Entertainment cinemas acquisition and currency fluctuations (see below).

•	We recorded a one-time $351,000 impairment charge related to certain New Zealand cinema assets during 2008. This impairment expense did not reoccur in 2009.

•	General and administrative expense decreased in 2009 by $1.2 million or 31.0% compared to 2008. The change was primarily related to cost cutting measures throughout the segment.

•
Australian average exchange rates for 2009 have decreased by 7.0% and the New Zealand average exchange rates have decreased by 11.0% from those in 2008, which had a negative impact on the individual components of the income statement.

•
As a result, cinema segment operating income increased in 2009 by $12.0 million compared to 2008 primarily from our improved cinema operations in all geographic areas, despite the negative effects of currency fluctuations from year to year.

Cinema Results for 2008 Compared to 2007

•	Cinema revenue increased in 2008 by $77.7 million or 75.1% compared to 2007. The geographic activity of our revenue can be summarized as follows:

o	United States - Revenue in the United States increased by $68.7 million or 264.3% primarily from our Consolidated Entertainment cinemas acquisition.

o
Australia - Revenue in Australia increased by $9.7 million or 16.8%.  This increase in revenue was attributable to an increase in admissions revenue of $6.7 million related to an increase in box office admissions of 392,000 coupled with a $0.28 increase in average ticket price, concessions revenue of $2.7 million, and advertising and other revenue of $238,000.  This increase in revenue was primarily related to more appealing film product in late 2008 compared to the film offerings in 2007, coupled with an increase in the average admissions price of 3.2%.

o
New Zealand - Revenue in New Zealand decreased by $710,000 or 3.6%.  This decrease in revenue was attributable to a drop in admissions revenue of $542,000, a decrease in concessions revenue of $136,000, and a decrease in advertising and other revenue of $32,000.  These decreases in revenue were primarily related to a drop in admits of 152,000 from 2007.

•
Operating expense increased in 2008 by $69.2 million or 82.5% compared to 2007.  Year on year operating expense increased in relation to revenue from 81.1% to 84.5%.  This increase in cinema costs was driven by the US and primarily related to higher film rent expense associated with our Consolidated Entertainment cinemas acquisition whose film product is primarily wide release films resulting in higher film rent cost compared to our predominately pre-acquisition art cinemas in the United States, which generally have lower film rent costs.

o	United States - Operating expense in the United States increased by $62.5 million or 322.0% due to the aforementioned Consolidated Entertainment cinemas acquisition.

o	Australia - Operating expense in Australia increased by $7.4 million or 15.5%. This increase was in line with the above-mentioned increase in cinema revenue.

o	New Zealand - Operating expense in New Zealand decreased by $694,000 or 4.1%. This decrease was in line with the above-mentioned decrease in cinema revenue.

•	Depreciation expense increased in 2008 by $6.8 million or 97.4% compared to 2007. This increase was primarily from our Consolidated Entertainment cinemas acquisition.

•
General and administrative expense increased in 2008 by $639,000 or 20.0% compared to 2007.  The change was primarily related to the purchase and operation of the Consolidated Entertainment cinemas and legal matters associated with our cinema assets.

•	We recorded a one-time $351,000 impairment charge related to certain New Zealand cinema assets during 2008. This impairment expense did not occur previously in 2007.

•
Australian average exchange rates for 2008 increased by 1.6% and the New Zealand average exchange rates have decreased by 3.0% from those in 2007, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•
As a result, cinema segment operating income increased in 2008 by $782,000 compared to 2007 primarily from our improved cinema operations in Australia offset by lower operating income in the United States and New Zealand due to the aforementioned higher depreciation and general and administrative expense in the U.S. coupled with the one-time impairment charge in New Zealand.

Real Estate Segment

As discussed above, our other major business segment is the development and management of real estate.  These holdings include our rental live theaters, certain fee owned properties used in our cinema business, and unimproved real estate held for development.  The tables and discussion that follow detail our operating results for our 2009, 2008, and 2007 real estate segment (dollars in thousands):

Year Ended December 31, 2009	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$2,665	$--	$--	$2,665
Property rental income	5,947	10,853	5,804	22,604
Total revenue	8,612	10,853	5,804	25,269

Live theater costs	1,551	--	--	1,551
Property rental cost	4,896	3,997	1,550	10,443
Total operating expense	6,447	3,997	1,550	11,994

Depreciation and amortization	334	1,954	1,398	3,686
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
Impairment expense	--	--	3,217	3,217
Contractual commitment loss	--	--	1,092	1,092
General & administrative expense	18	914	131	1,063
Segment operating income (loss)	$1,813	$3,439	$(1,584)	$3,668

Year Ended December 31, 2008	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,583	$--	$--	$3,583
Property rental income	3,332	9,690	7,089	20,111
Total revenue	6,915	9,690	7,089	23,694

Live theater costs	1,892	--	--	1,892
Property rental cost	2,913	3,262	1,724	7,899
Total operating expense	4,805	3,262	1,724	9,791

Depreciation and amortization	351	2,189	1,660	4,200
Impairment expense	--	3,091	877	3,968
General & administrative expense	14	1,019	88	1,121
Segment operating income	$1,745	$129	$2,740	$4,614

Year Ended December 31, 2007	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$4,043	$--	$--	$4,043
Property rental income	1,534	9,336	6,974	17,844
Total revenue	5,577	9,336	6,974	21,887

Live theater costs	2,105	--	--	2,105
Property rental cost	1,210	3,076	1,933	6,219
Total operating expense	3,315	3,076	1,933	8,324

Depreciation and amortization	376	2,355	1,687	4,418
General & administrative expense	15	665	151	831
Segment operating income	$1,871	$3,240	$3,203	$8,314

Real Estate Results for 2009 Compared to 2008

•
Real estate revenue increased by $1.6 million or 6.6% compared to 2008.  The increase in revenue was primarily related to increased rental income from our Australia properties, increased U.S. rental revenue from the Consolidated Entertainment cinemas acquisition properties that have ancillary real estate associated with them, and negotiated rent increases on several of our New York properties.  These increases were somewhat offset by decreased live theater revenue in the U.S. and decreased real estate revenue from our New Zealand properties, driven by a market reduction of intercompany rent to our Courtenay Central cinema coupled with fluctuations in currency exchange rates (see below).

•
Operating expense for the real estate segment increased by $2.2 million or 22.5% compared to 2008.  This increase in expense was primarily related to the Consolidated Entertainment cinemas acquisition properties that have ancillary real estate associated with them, coupled with increasing utility and other operating costs primarily in our US properties.  This increase was offset by decreased live theater costs of $341,000, which corresponds with the aforementioned decrease in live theater revenue.

•	Depreciation expense for the real estate segment decreased by $514,000 or 12.2% compared to 2008 primarily due to the impact of currency fluctuations (see below).

•	We recorded a loss, in effect catch up depreciation, during 2009, on transfer of real estate held for sale to continuing operations of $549,000 related to our Auburn property.

•
We recorded a decrease in real estate impairment losses of $751,000 as the real estate market stabilized in Australia but remained somewhat weak in New Zealand.  Additionally, we recorded a contractual commitment loss of $1.1 million associated with a property which we are under an unconditional contract to purchase in 2010.

•
General and administrative costs decreased by $58,000 or 5.2% compared to 2008 primarily due cost cutting measures associated with our Australia operations coupled with the impact of currency fluctuations (see below).

•
Australia average exchange rates for 2009 have decreased by 7.0% and the New Zealand average exchange rates have decreased by 11.0% from those in 2008, which had a negative impact on the individual components of the income statement.

•	As a result of the above, real estate segment income decreased by $946,000 compared to 2008.

Real Estate Results for 2008 Compared to 2007

•
Revenue increased by $1.8 million or 8.3% when compared to 2007.  The increase was primarily related to real estate associated with the Consolidated Entertainment cinemas acquisition, higher rental revenue from the majority of our Australia tenancies, and our newly acquired properties in New Zealand.  These increases were offset in part due to decreases in live theater rental revenue compared to the same period in 2007.

•
Operating expense increased by $1.5 million or 17.6% when compared to 2007.  This increase in expense was primarily related to the Consolidated Entertainment cinemas acquisition that have ancillary real estate associated with them, coupled with increasing utility and other operating costs primarily in our U.S. properties.

•	Depreciation expense decreased by $218,000 or 4.9% when compared to 2007.

•	We recorded a $4.0 million impairment charge related to certain Australia and New Zealand real estate assets during 2008. This impairment expense did not occur previously in 2007.

•	General and administrative expense increased by $290,000 when compared to 2007 primarily due to increased property activities related to our acquisitions in Australia.

•
Australian average exchange rates for 2008 have increased by 1.6% and the New Zealand average exchange rates have decreased by 3.0% from those in 2007, which had an impact on the individual components of the income statement.  However, the overall effect of the foreign currency change on operating income was minimal.

•	As a result of the above, real estate segment income decreased during 2008 by $3.7 million compared to 2007.

Non-Segment Activity

2009 Compared to 2008

Non-segment expense/income includes expense and/or income that is not directly attributable to our other operating segments.

During 2009, the decrease of $2.6 million in corporate General and Administrative expense was primarily made up of:

•	$1.0 million decrease in legal fees associated principally with our Malulani Investments Limited (“MIL”) case;

•	$868,000 of reduced professional fees and non-recurring costs associated with our Consolidated Entertainment acquisition in 2008; and

•	$700,000 of reduced payroll and travel expense.

Also during 2009:

•	we recorded $2.6 million as other operating income associated with our settlement of the MIL litigation for the recovery of previously expensed litigation costs.

•
net interest expense decreased by $1.2 million compared to 2008.  The decrease in interest expense during 2009 was primarily related to lower interest on our trust preferred securities (“TPS”) due to the retirement of $23.0 million of the TPS, a net gain on our mark-to-market of our interest swaps and cap, offset by our ceasing to capitalize interest on our development properties, where development has been substantially curtailed, resulting in an increase in interest expense for 2009 compared to 2008.

•
we recorded an other loss of $2.0 million compared to an other income of $991,000 for 2008.  The $2.0 million other loss in 2009 included a $1.0 million other-than-temporary loss on marketable securities; a $2.3 million loss on foreign currency transactions; $848,000 in litigation loss accruals; offset by, a $1.5 million gain from fees associated with a terminated option and $481,000 in gains from legal settlements.  The other income of $991,000 in 2008 was primarily related to $910,000 of insurance proceeds related to damage caused by Hurricane George in 1998.

•
we recorded a gain on sale of unconsolidated joint venture of $268,000 from the sale of our investment in MIL in 2009 and a gain on sale of unconsolidated entity of $2.5 million (NZ$3.2 million) in 2008, from the sale of our interest in the cinema at Botany Downs, New Zealand.

•	we recorded a $10.7 million gain on retirement of subordinated debt, net of a $749,000 loss on deferred financing costs associated with the subordinated debt.

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

•	$891,000 of professional fees; and

•	$2.1 million of legal fees associated principally with our tax litigation and MIL cases.

Also during 2008:

•
our net interest expense increased by $7.6 million primarily related to a higher outstanding loan balances in 2008 compared to 2007 primarily relating to our current year Consolidated Cinemas acquisition;

•
our other income increased by $1.5 million primarily due to our Burstone litigation settlement receipts totaling $1.2 million; insurance proceeds of $910,000 related to damage caused by Hurricane George in 1998 to one of our previously owned cinemas in Puerto Rico; recovered credit card losses of $385,000; and a $950,000 mark-to-market expense in 2007 not repeated in 2008.  This income was offset by 2008 write-off and impairment expense of $303,000;

•
equity earnings from unconsolidated joint ventures and entities decreased by $2.1 million primarily due to lower earnings from our investment in 205-209 East 57th Street Associates, LLC, that has completed the majority of the development of a residential condominium complex in midtown Manhattan, called Place 57.  During 2007 and 2006, all of the residential condominiums were sold and only the retail condominium was still available for sale.  During 2007, the limited liability company closed on the sale of the remaining eight residential condominiums resulting in gross sales of $26.0 million and equity earnings from unconsolidated joint ventures and entities to us of $1.6 million.  The remaining retail space was sold in February 2009 for approximately $3.8 million;

•
in addition to the aforementioned equity earnings, during 2008, we recorded a gain on sale of an unconsolidated entity of $2.5 million (NZ$3.2 million), from the sale of our interest in the cinema at Botany Downs in Auckland, New Zealand; and

•	our expense relating to noncontrolling interests decreased by $383,000 compared to 2007 primarily due to reduced projected value of the Reading Landplan projects.

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

Net Income Attributable to Reading International, Inc. Common Shareholders

For 2009, we achieved net income attributable to Reading International, Inc. common shareholders of $6.1 million.  For the years ending 2008 and 2007, our consolidated business units produced net losses attributable to Reading International, Inc. common shareholders of $16.8 million and $2.1 million, respectively.  For many of the years prior to 2009, we consistently experienced net losses.  However, as explained in the Cinema and Real Estate segment sections above, we have generally noted improvements in our segment operating income such that we have a positive segment operating income for each of the years of 2009, 2008, and 2007 that in years past has been negative.  Although we cannot assure that this trend will continue, we are committed to the overall improvement of earnings through good fiscal management.

Business Plan, Liquidity, and Capital Resources of the Company

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

Operating Activities

2009 Compared to 2008.  Cash provided by operations was $18.0 million in 2009 compared to $24.3 million provided by operations in 2008.  The decrease in cash provided by operations of $6.3 million was due primarily to an $8.4 million operational cash flow increase offset by a $14.7 million decrease in cash provided by changes in operating assets and liabilities for 2009 compared to 2008.

2008 Compared to 2007.  Cash provided by operations was $24.3 million in 2008 compared to $13.3 million in 2007.  The increase in cash provided by operations of $11.0 million was primarily related to:

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

Investing Activities

Cash used in investing activities for 2009 was $12.9 million compared to $69.5 million in 2008 and $38.3 million in 2007.  The following summarizes our investing activities for each of the three years ending December 31, 2009:

The $12.9 million cash used in 2009 was primarily related to:

•	$5.7 million in property enhancements to our existing properties;

•	$706,000 deposit to purchase a property adjacent to our Manukau property; and

•	$11.5 million to purchase marketable securities to exchange for our Reading International Trust I securities;

offset by

•	$1.3 million in restricted cash primarily related to the use of construction deposits made in 2008 for repair work to one of our cinemas;

•	$3.3 million in return of investment of unconsolidated entities; and

•	$285,000 of sale option proceeds for our Auburn property.

The $69.5 million cash used in 2008 was primarily related to:

•	$49.2 million to purchase the assets of the Consolidated Cinemas circuit;

•	$2.5 million to purchase other real estate assets;

•	$1.9 million in restricted cash primarily related to construction deposits for repair work on one of our cinemas; and

•	$23.4 million in property enhancements to our existing properties;

offset by

•	$2.0 million of deposit returned upon acquisition of the Consolidated Cinemas circuit;

•	$1.3 million of sale option proceeds for our Auburn property;

•	$910,000 of proceeds from insurance settlement; and

•	$3.3 million of cash received from the sale of our interest in the Botany Downs cinema in New Zealand.

The $38.3 million cash used in 2007 was primarily related to:

•	$15.7 million to purchase marketable securities;

•	$22.6 million to purchase real estate assets including

o	$20.1 million for real estate purchases in New Zealand,

o	$100,000 for the purchase of the Cinemas 1, 2 & 3 building,

o	$2.0 million acquisition deposit for our acquisition of the Consolidated Cinemas circuit, and

o	$493,000 for the purchase of the ground lease of our Tower Cinema in Sacramento, California;

•	$2.8 million in property enhancements to our existing properties;

•	$19.0 million in development costs associated with our properties under development; and

•	$1.5 million in our investment in Reading International Trust I securities (the issuer of our TPS);

offset by

•	$19.9 million in cash provided by the sale of marketable securities;

•	$981,000 decrease in restricted cash related to settled claims by our credit card companies; and

•	$2.4 million in distributions from our investment in joint ventures.

Financing Activities

Cash used in financing activities for 2009 was $14.4 million compared to cash provided by financing activities of $60.2 million in 2008 and $33.9 million in 2007.  The following summarizes our financing activities for each of the three years ending December 31, 2008:

The $14.4 million cash used in 2009 was primarily related to:

•	$1.5 million of borrowing on our Australia Construction facility; and

•	$175,000 of noncontrolling interest contributions;

offset by

•	$14.9 million of loan repayments including $8.3 million to pay down on our GE Capital loan and $6.1 million to pay off our Australia Construction facility; and

•	$1.1 million in noncontrolling interest distributions.

The $60.2 million cash used in 2008 was primarily related to:

•	$48.0 million of net proceeds from our new GE Capital Term Loan used to finance the Consolidated Entertainment transaction;

•	$7.1 million of net proceeds from our new Liberty Theaters loan;

•	$4.5 million of borrowing on the Nationwide Loans; and

•	$13.2 million of borrowing on our Australia and New Zealand credit facilities;

offset by

•	$9.4 million of loan repayments including $9.0 million to pay down on our GE Capital loan;

•	$1.1 million waiver fee on our TPS; and

•	$1.6 million in distributions to holders of noncontrolling interests.

The $33.9 million cash used in 2007 was primarily related to:

•	$49.9 million of net proceeds from our TPS;

•	$14.4 million of net proceeds from our Euro-Hypo loan;

•	$3.1 million of proceeds from our margin account on marketable securities; and

•	$27.9 million of additional borrowing on our Australia and New Zealand credit facilities;

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

Future Liquidity and Capital Resources

We believe that we have sufficient borrowing capacity to meet our short-term working capital requirements.

During the past 24 months, we have put into place several measures that have already had a positive effect on our overall liquidity, including:

•
paydown of our corporate borrowing facilities by $34.4 million ($12.2 million after currency effects) from December 31, 2008 resulting in a reduction in our debt to EBITDA ratio from 12.2 at December 31, 2008 to 6.0 at December 31, 2009.

•
obtained a 90-day extension on our $6.9 million U.S. Union Square Theater term loan from our existing lender through April 1, 2010.  We are close to signing a new 5-year term loan on this property for a similar principal amount.

•	we are in negotiations with the principal of Sutton Hill Capital to restructure the two notes aggregating $14.0 million and potentially extend the payment terms.

•
in 2009, we took advantage of current market illiquidity for securities such as our TPS to repurchase and retire $22.9 million of those securities for $11.5 million.  Additionally, on December 31, 2008, we secured a waiver of all financial covenants with respect to our TPS for a period of nine years, in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million and a contractual obligation to pay $270,000 in December 2011 and $270,000 in December 2014.  In the event that these payments are not made, the only remedy is the termination of the waiver.

•
as part of the Consolidated Entertainment acquisition, we secured bank financing of $50.0 million and seller financing of $21.0 million.  We have paid down $17.3 million of the bank financing since inception and decreased the seller’s note associated with the acquisition by $6.5 million.  Aside from the acquisition, we drew down on a seller’s line of credit of $4.5 million.  Built into the purchase agreement of the acquisition are reductions in the seller’s note based on certain operational results and other criteria that may result in no balance or interest being owed to the seller.

•
on March 17, 2008, we entered into a $7.1 million loan agreement with a financial institution, secured by our Royal George Theatre in Chicago, Illinois and our Minetta Lane Theatre and Orpheum Theatre in New York.  The loan agreement requires only monthly principal and interest payments along with self-reported annual financial statements.

Potential uses for funds during 2010 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	Fit out/deposit for Mosaic Angelika;

•	securing digital and digital 3D projectors for selective sites in our worldwide circuit;

•	the selective development of our currently held for development projects; and

•	the acquisition of assets with proven cash flow that we believe to be resistant to the current recessionary trends.

Based upon the current levels of the consolidated operations, further anticipated cost savings and future growth, we believe our cash flow from operations, together with both the existing and anticipated lines-of-credit and other sources of liquidity (including future potential asset sales) will be adequate to meet our anticipated requirements for interest payments and short-term debt maturities plus any other debt service obligations, working capital, capital expenditures and other operating needs.

In late February 2007, it became apparent that our cost estimates with respect to the Burwood site preparation were low, as the extent of the contaminated soil present at the site – a former brickworks – was greater than we had originally believed.  Our estimated cost of $600.0 million included approximately $1.6 million (AUS$1.8 million) of estimated cost to remove the contaminated soil.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter, we intend to address these issues in connection with our planned redevelopment of this site as a mixed-use retail, entertainment, commercial and residential complex.  As of December 31, 2009, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $8.6 million (AUS$9.6 million) and as of that date we had incurred a total of $6.6 million (AUS$7.4 million) of these costs.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410-30-25 – Environmental Obligations contamination clean up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt	$7,914	$94,929	$26,625	$55,522	$90	$--	$185,080
Long-term debt to related parties	14,000	--	--	--	--	--	14,000
Subordinated notes	--	--	--	--	--	27,913	27,913
Pension liability	7	15	23	32	40	3,795	3,912
Lease obligations	25,550	24,971	23,495	21,143	18,267	64,138	177,564
Interest on long-term debt	12,878	11,191	4,898	1,650	1,143	14,634	46,394
Total	$60,349	$131,106	$55,041	$78,347	$19,540	$110,480	$454,863
Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $13.7 million, to $14.5 million, and to $15.3 million as of December 31, 2007, 2008, and 2009, respectively.  We do not expect a significant tax payment related to these obligations within the 12 months.

Unconsolidated Joint Venture Debt

Total debt of unconsolidated joint ventures was $979,000 and $785,000 as of December 31, 2009 and December 31, 2008, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $326,000 and $261,000 as of December 31, 2009 and December 31, 2008, respectively.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources.

Financial Risk Management

Our internally developed risk management procedure, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations.  Our primary exposure to fluctuations in the financial markets is currently due to changes in foreign exchange rates between U.S and Australia and New Zealand, and interest rates.

If our operational focus shifts more to Australia and New Zealand, unrealized foreign currency translation gains and losses could materially affect our financial position.  Historically, we managed our currency exposure by creating natural hedges in Australia and New Zealand.  This involves local country sourcing of goods and services as well as borrowing in local currencies.  However, by paying off our New Zealand debt and paying down on our Australia debt with the proceeds of our TPS, we have added an increased element of currency risk to our Company.  We believe that this currency risk is mitigated by the long-term nature of the fully subordinated notes and our recent ability to repurchase, at a discount, some of these securities.

However, in the first quarter 2009, we took advantage of current market illiquidity for securities such as our TPS to repurchase $22.9 million of those securities for $11.5 million.  In addition, in December 2008 we secured a waiver of all financial covenants with respect to our TPS for a period of nine years, in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million and a contractual obligation to pay $270,000 in December 2011 and $270,000 in December 2014.  In the event that the remaining payments are not made, the only remedy is the termination of the waiver.  Because of this transaction, which was partially funded with borrowings against our New Zealand line-of-credit, we once again have substantially matched the currency in which we have financed our developments with the jurisdictions in which these developments are located.

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

In accordance with FASB ASC 815-20 – Derivatives and Hedging, we marked our interest swap instruments to market on the consolidated balance sheet resulting in a $1.4 million decrease to interest expense during 2009, $2.1 million increase to interest expense during 2008, and a $320,000 decrease to interest expense during 2007.

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

FASB ASC 810-10 – Noncontrolling Interests

Effective January 1, 2009, the Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) 810-10 (“ASC 810-10”), which requires that amounts formerly reported as minority interests in the Company’s unaudited condensed consolidated financial statements be reported as noncontrolling interests.  These revisions clarify that noncontrolling interests with redemption provisions outside of the control of the issuer and noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation under ASC 810-10 to determine the appropriate balance sheet classification and measurement of such instruments.  This adoption resulted in modifications to the reporting of noncontrolling interests in the Consolidated Financial Statements for all periods presented.

The adoption of ASC 810-10 had an impact on the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements.  Because of the retrospective presentation and disclosure requirements of ASC 810-10, the Company reflected the change in presentation and disclosure for all periods presented in these consolidated financial statements.

The effect of the reclassification of the noncontrolling interest on our prior year’s income statement related to the adoption of ASC 810-10 is a decrease in the net income and an increase in loss before equity earnings of unconsolidated joint ventures and entities of $620,000 and $1.0 million for the years ended December 31, 2008 and 2007, respectively.

Noncontrolling interest represents ownership interests not held by Reading International, Inc. in its underlying consolidated subsidiaries.

FASB ASC 855-10 – Subsequent Events

Effective for the second quarter of 2009, the Company adopted the provisions of FASB ASC 855-10 – Subsequent Events (“ASC 855-10”), as amended by Accounting Standard Update 2010-09.  ASC 855-10 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements.  The adoption of ASC 855-10 did not have a material impact on our financial statements.

FASB ASC 805-10-65 - Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued FASB ASC 805-10-65 relating to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies (“ASC 805-10-65”).  ASC 805-10-65 addresses application issues on the accounting for contingencies in a business combination.  ASC 805-10-65 is effective for assets or liabilities arising from contingencies in business combinations acquired on or after January 1, 2009.  The adoption of ASC 805-10-65 did not have any impact on the Company’s financial statements.

FASB ASC 320-10-65 – Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB ASC 320-10-65 relating to the recognition and presentation of other-than-temporary impairments (“ASC 320-10-65”).  ASC 320-10-65 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings, as well as expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  ASC 320-10-65 is effective for fiscal years, and interim periods within those fiscal years, ending after June 15, 2009.  The adoption of ASC 320-10-65 did not have any impact on the Company’s financial statements.

 New Accounting Pronouncements

FASB ASC 810-10-15 – Variable Interest Entities

In June 2009, an update was made to FASB ASC 810-10-15 related to variable interest entities.  This update changes the calculation for determining entities that have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation to a qualitative approach.  The qualitative approach identifies which entities have the power to direct the activities that most significantly affect the VIE’s economic performance, have the obligation to absorb losses of the VIE, or have the right to receive benefits from the VIE.  The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs.  This update will be effective for the company beginning January 1, 2010.  We determined that the effect of this adoption will be immaterial to our consolidated financial position and results of operations on the January 1, 2010 effective date.

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

At December 31, 2009, approximately 50% and 16% of our assets (determined by the book value of such assets) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $15.4 million in cash and cash equivalents.  At December 31, 2008, approximately 43% and 18% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $19.6 million in cash and cash equivalents.

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

Historically, our policy has been to borrow in local currencies to finance the development and construction of our entertainment complexes in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, approximately 48% and 70% of our Australian and New Zealand assets (based on book value), respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $9.8 million and $4.7 million, respectively, and the change in annual net income would be $533,000 and $900,000, respectively.  At the present time, we have no plan to hedge such exposure.  On February 5, 2007 we issued $51.5 million in 20-year fully subordinated notes and paid off our bank indebtedness in New Zealand $34.4 million (NZ$50.0 million) and retired a portion of our bank indebtedness in Australia $5.8 million (AUS$7.4 million).  By paying off our New Zealand debt and paying down on our Australia debt with the proceeds of our TPS, we have added an increased element of currency risk to our Company.  We believe that this currency risk is mitigated by the long-term nature of the fully subordinated notes and our recent ability to repurchase, at a discount, some of these securities.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  We have accumulated unrealized foreign currency translation gains of approximately $43.2 million and $9.0 million as of December 31, 2009 and 2008, respectively.

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

The majority of our loans have fixed interest rates; however, one of our international loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in approximately $109,000 increase or decrease in our 2009 interest expense.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Reading International, Inc.
Commerce, California

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reading International, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting due to the existence of a material weakness.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California
March 12, 2010

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2009 and 2008
(U.S. dollars in thousands)
	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$24,612	$30,874
Receivables	9,458	7,868
Inventory	860	797
Investment in marketable securities	3,120	3,100
Restricted cash	321	1,656
Prepaid and other current assets	3,078	2,324
Total current assets	41,449	46,619

Property held for and under development	78,676	69,016
Property & equipment, net	200,749	173,662
Investment in unconsolidated joint ventures and entities	9,732	11,643
Investment in Reading International Trust I	838	1,547
Goodwill	37,411	34,964
Intangible assets, net	22,655	25,118
Other assets	14,907	9,301
Total assets	$406,417	$371,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$14,943	$13,170
Film rent payable	7,256	7,315
Notes payable – current portion	7,914	1,347
Note payable to related party – current portion	14,000	--
Taxes payable	6,140	6,425
Deferred current revenue	6,968	5,645
Other current liabilities	457	201
Total current liabilities	57,678	34,103
Notes payable – long-term portion	177,166	172,268
Notes payable to related party – long-term portion	--	14,000
Subordinated debt	27,913	51,547
Noncurrent tax liabilities	6,968	6,347
Deferred non-current revenue	577	554
Other liabilities	25,852	23,604
Total liabilities	296,154	302,423
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized, 35,610,857 issued and 21,132,582 outstanding at December 31, 2009 and 35,564,339 issued and 20,987,115 outstanding at December 31, 2008	215	216
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at December 31, 2009 and at December 31, 2008	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued or outstanding shares at December 31, 2009 and 2008	--	--
Additional paid-in capital	134,044	133,906
Accumulated deficit	(63,385)	(69,479)
Treasury shares	(3,514)	(4,306)
Accumulated other comprehensive income	41,514	7,278
Total Reading International, Inc. stockholders’ equity	108,889	67,630
Noncontrolling interests	1,374	1,817
Total stockholders’ equity	110,263	69,447
Total liabilities and stockholders’ equity	$406,417	$371,870

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations for the Three Years Ended December 31, 2009
(U.S. dollars in thousands, except per share amounts)
	Year Ended December 31,
	2009	2008	2007
Operating revenue
Cinema	$201,388	$181,188	$103,467
Real estate	15,626	15,866	15,768
Total operating revenue	217,014	197,054	119,235
Operating expense
Cinema	156,064	145,236	77,756
Real estate	11,994	9,791	8,324
Depreciation and amortization	15,168	18,558	11,921
Loss on transfer of real estate held for sale to continuing operations	549	--	--
Impairment expense	3,217	4,319	--
Contractual commitment loss	1,092	--	--
General and administrative	17,559	21,438	16,085
Other operating income	(2,551)	--	--
Total operating expense	203,092	199,342	114,086

Operating income (loss)	13,922	(2,288)	5,149

Interest income	1,154	1,009	798
Interest expense	(15,726)	(16,749)	(8,961)
Gain on extinguishment of debt	10,714	--	--
Net gain (loss) on sale of assets	(2)	--	(185)
Other income (expense)	(2,013)	991	(320)
Income (loss) before discontinued operations, income tax expense, and equity earnings of unconsolidated joint ventures and entities	8,049	(17,037)	(3,519)
Gain on sale of a discontinued operation, net of tax	--	--	1,912
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	8,049	(17,037)	(1,607)
Income tax expense	(1,952)	(2,099)	(2,038)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	6,097	(19,136)	(3,645)
Equity earnings of unconsolidated joint ventures and entities	117	497	2,545
Gain on sale of unconsolidated joint venture	268	2,450	--
Net income (loss)	$6,482	$(16,189)	$(1,100)
Net income attributable to noncontrolling interests	(388)	(620)	(1,003)
Net income (loss) attributable to Reading International, Inc. common shareholders	$6,094	$(16,809)	$(2,103)
Earnings (loss) per common share attributable to Reading International, Inc. shareholders – basic:
Earnings (loss) from continuing operations	$0.27	$(0.75)	$(0.18)
Earnings (loss) from discontinued operations, net	0.00	0.00	0.09
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$0.27	$(0.75)	$(0.09)
Weighted average number of shares outstanding – basic	22,580,942	22,477,471	22,478,145
Earnings (loss) per common share attributable to Reading International, Inc. shareholders – diluted:
Earnings (loss) from continuing operations	$0.27	$(0.75)	$(0.18)
Earnings (loss) from discontinued operations, net	0.00	0.00	0.09
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$0.27	$(0.75)	$(0.09)
Weighted average number of shares outstanding – diluted	22,767,735	22,477,471	22,478,145

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2009
(U.S. dollars in thousands)

	Common Stock
	Class A Shares	Class A Par Value	Class B Shares	Class B Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Reading International, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
At January 1, 2007	20,981	$216	1,495	$15	$128,399	$(4,306)	$(50,058)	$33,393	$107,659	$2,603	$110,262
Net loss	--	--	--	--	--	--	(2,103)	--	(2,103)	1,003	(1,100)
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	14,731	14,731	49	14,780
Accrued pension service costs	--	--	--	--	--	--	--	(2,063)	(2,063)	--	(2,063)
Unrealized gain on securities	--	--	--	--	--	--	--	116	116	--	116
Total comprehensive income	--	--	--	--	--	--	--	--	10,681	1,052	11,733
Stock option and restricted stock compensation expense	--	--	--	--	994	--	--	--	994	--	994
Adjustment to accumulated deficit for adoption of ASC 740-10-25	--	--	--	--	--	--	(509)	--	(509)	--	(509)
Exercise of Sutton Hill Properties option	--	--	--	--	2,512	--	--	--	2,512	--	2,512
Class A common stock issued for stock options exercised	6	--	--	--	25	--	--	--	25	--	25
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	3,050	3,050
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(3,870)	(3,870)
At December 31, 2007	20,987	216	1,495	15	131,930	(4,306)	(52,670)	46,177	121,362	2,835	124,197
Net loss	--	--	--	--	--	--	(16,809)	--	(16,809)	620	(16,189)
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	(39,196)	(39,196)	(53)	(39,249)
Accrued pension service costs	--	--	--	--	--	--	--	318	318	--	318
Unrealized loss on securities	--	--	--	--	--	--	--	(21)	(21)	--	(21)
Total comprehensive loss	--	--	--	--	--	--	--	--	(55,708)	567	(55,141)
Stock option and restricted stock compensation expense	--	--	--	--	1,976	--	--	--	1,976	--	1,976
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(1,585)	(1,585)
At December 31, 2008	20,987	216	1,495	15	133,906	(4,306)	(69,479)	7,278	67,630	1,817	69,447
Net income	--	--	--	--	--	--	6,094	--	6,094	388	6,482
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	34,130	34,130	141	34,271
Accrued pension service costs	--	--	--	--	--	--	--	(418)	(418)	--	(418)
Unrealized loss on securities	--	--	--	--	--	--	--	524	524	--	524
Total comprehensive income	--	--	--	--	--	--	--	--	40,330	529	40,859
Stock option and restricted stock compensation expense	--	--	--	--	916	--	--	--	916	--	916
Cancelation of treasury shares	--	(1)	--	--	(791)	792	--	--	--	--	--
Class A common stock issued for stock bonuses and options exercised	146	--	--	--	13	--	--	--	13	--	13
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	175	175
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(1,147)	(1,147)
At December 31, 2009	21,133	$215	1,495	$15	$134,044	$(3,514)	$(63,385)	$41,514	$108,889	$1,374	$110,263

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2009
(U.S. dollars in thousands)
	Year Ended December 31,
	2009	2008	2007
Operating Activities
Net income (loss)	$6,482	$(16,189)	$(1,100)
Adjustments to reconcile net income( loss) to net cash provided by operating activities:
Realized (gain) loss on foreign currency translation	2,257	574	(131)
Equity earnings of unconsolidated joint ventures and entities	(117)	(497)	(2,545)
Distributions of earnings from unconsolidated joint ventures and entities	1,167	951	4,619
Loss provision on marketable securities	1,047	607	779
Loss provision on impairment of asset	3,217	4,319	89
Loss associated with contractual commitment	1,092	--	--
Loss on extinguishment of debt	--	--	99
Loss on sale of assets, net	--	--	185
Loss on transfer of real estate held for sale to continuing operations	549	--	--
Gain on the sale of unconsolidated joint venture or entity	(268)	(2,450)	--
Gain on sale of Glendale Building	--	--	(1,912)
Gain on sale of marketable securities	--	--	(773)
Actuarial gain on pension plan	--	--	385
Gain on insurance settlement	--	(910)	--
Gain on option termination	(1,530)	--	--
Gain in other operating income	(2,551)	--	--
Gain on retirement of subordinated debt (trust preferred securities)	(10,714)	--	--
Depreciation and amortization	15,168	18,558	11,921
Amortization of prior service costs related to pension plan	(284)	318	253
Amortization of above and below market lease	772	637	--
Amortization of deferred financing costs	775	1,235	--
Amortization of straight-line rent	977	1,459	--
Stock based compensation expense	916	1,976	994
Changes in assets and liabilities:
(Increase) decrease in receivables	(494)	(3,152)	1,377
(Increase) decrease in prepaid and other assets	(1,712)	784	(1,753)
Increase in payable and accrued liabilities	543	4,677	307
Increase (decrease) in film rent payable	(942)	4,856	(1,631)
Increase in deferred revenue and other liabilities	1,628	6,562	2,121
Net cash provided by operating activities	17,978	24,315	13,284
Investing Activities
Proceeds from sale of unconsolidated joint venture	--	3,267	--
Acquisitions of real estate and leasehold interests	--	(51,746)	(20,633)
Acquisition deposit	(706)	2,000	(2,000)
Purchases of and additions to property and equipment	(5,686)	(23,420)	(21,781)
Investment in Reading International Trust I	--	--	(1,547)
Distributions of investment in unconsolidated joint ventures and entities	3,336	311	2,445
Investment in unconsolidated joint ventures and entities	--	(372)	--
(Increase) decrease in restricted cash	1,335	(1,852)	981
Option proceeds	285	1,363	--
Purchases of marketable securities	(11,463)	--	(15,651)
Sale of marketable securities	--	--	19,900
Proceeds from insurance settlement	--	910	--
Net cash used in investing activities	(12,899)	(69,539)	(38,286)
Financing Activities
Repayment of long-term borrowings	(14,888)	(9,414)	(57,560)
Proceeds from borrowings	1,455	74,734	97,632
Capitalized borrowing costs	--	(3,581)	(2,334)
Option deposit received	--	--	--
Proceeds from exercise of stock options	11	--	25
Proceeds from contributions of noncontrolling interests	175	--	50
Noncontrolling interests distributions	(1,147)	(1,585)	(3,870)
Net cash provided by (used in) financing activities	(14,394)	60,154	33,943
Effect of exchange rate on cash	3,053	(4,838)	833
Increase (decrease) in cash and cash equivalents	(6,262)	10,092	9,774

Cash and cash equivalents at beginning of year	30,874	20,782	11,008
Cash and cash equivalents at end of year	$24,612	$30,874	$20,782
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings, net of amounts capitalized	$14,347	$18,018	$12,389
Income taxes	$774	$319	$282
Non-Cash Transactions
Exchange of marketable securities for Reading International Trust I securities	(11,463)	--	--
Retirement of subordinated debt (trust preferred securities)	(23,634)	--	--
Retirement of Reading International Trust I securities	11,463	--	--
Retirement of investment in Reading International Trust I securities	709	--	--
Note payable due to Seller issued for acquisition (Note 12)	--	14,750	--
Increase (decrease) in cost basis of Cinemas 1, 2 & 3 related to the purchase price adjustment of the call option liability to a related party	--	--	(2,100)
Adjustment to retained earnings related to adoption of ASC 740-10-25 (Note 10)	--	--	509
Decrease in deposit payable and increase in noncontrolling interest related to the exercise of the Cinemas 1, 2 & 3 call option by a related party (Note 15)	--	--	(3,000)
Decrease in call option liability and increase in additional paid in capital related to the exercise of the Cinemas 1, 2 & 3 call option by a related party (Note 15)	--	--	(2,512)
Accrued addition to property and equipment	--	--	385

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements of RDI and its subsidiaries include the accounts of CDL, RDGE, and CRG.  Also consolidated are Angelika Film Center LLC (“AFC”), in which we own a 50% controlling membership interest and whose only asset is the Angelika Film Center in Manhattan; Australia Country Cinemas Pty, Limited (“ACC”), a company in which we own a 75% interest, and whose only assets are our leasehold cinemas in Townsville and Dubbo, Australia; and the Elsternwick Classic, an unincorporated joint venture in which we own a 66.6% interest and whose only asset is the Elsternwick Classic cinema in Melbourne, Australia.

Our investment interests are appropriately accounted for as unconsolidated joint ventures and entities, and accordingly, our unconsolidated joint ventures and entities in 20% to 50% owned companies are accounted for on the equity method.  These investment interests include our

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

Receivables

Our receivables balance is composed primarily of credit card receivables, representing the purchase price of tickets, concessions, or coupon books sold at our various businesses.  Sales charged on customer credit cards are collected when the credit card transactions are processed.  The remaining receivables balance is primarily made up of the goods and services tax (“GST”) refund receivable from our Australian taxing authorities and the management fee receivable from the managed cinemas.  We have no history of significant bad debt losses and we establish an allowance for accounts that we deem uncollectible.

Inventory

Inventory is composed of concession goods used in theater operations and is stated at the lower of cost (first-in, first-out method) or net realizable value.

Investment in Marketable Securities

We account for investments in marketable debt and equity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 - Investments—Debt and Equity Securities (“ASC 320-10”).  Our investment in Marketable Securities includes equity instruments that are classified as available for sale and are recorded at market using the specific identification method.  In accordance with ASC 320-10, available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity.  Premiums and discounts of debt instruments are recognized in interest income using the effective interest method.  Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other expense.  We evaluate our available for sale securities for other than temporary impairments at the end of each reporting period.  During 2009, we realized a loss of $2.1 million on certain marketable securities due to an other than temporary decline in market price.  This loss was later offset by a $1.1 million realized gain on exchange of marketable securities.  During 2008 and 2007, we realized losses of $607,000, and $779,000, respectively, on marketable securities due to other than temporary declines in market price.  Additionally, these investment have a cumulative unrealized gain (loss) of $521,000 included in other comprehensive income at December 31, 2009.  For the twelve months ended December 31, 2009, 2008, and 2007, our net unrealized gain (loss) was $524,000, ($21,000), and $116,000, respectively.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available for sale are included in interest income.

Included in the fourth quarter 2009 the realized gain on exchange of marketable securities of $1.1 million is an out-of-period adjustment in connection with the recording of this gain.  The adjustment increased investment in marketable securities, decreased other comprehensive income, and increased other income by approximately $1.1 million in the fourth quarter of 2009, which increased net income by the same amount in the fourth quarter of 2009.  Had the amount been reflected during the third quarter of 2009, in the period in which it arose, other income would have increased by $1.1 million and net income would have increased by the same amount during that period.  Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of ASC 250-10, Accounting Changes and Error Corrections, and SAB Nos. 99 and 108, we believe this correcting adjustment was not material to our full year results for 2009 or the trend of earnings.  In addition, we do not believe the correcting adjustment is material to the amounts reported in the previous quarter.

Variable Interest Entity

Our determination of the appropriate accounting method with respect to our investment in Reading International Trust I, which is considered a Variable Interest Entity (“VIE”), is based on FASB ASC 810-10.  We account for this VIE, of which we are not the primary beneficiary, under the equity method of accounting.

We determine if an entity is a VIE under FASB ASC 810-10 based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support.  We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary.  In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring.  If the entity is a VIE, we then determine whether we consolidate the entity as the primary beneficiary.  We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective.  If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.  Our investments in unconsolidated entities in which we have the ability to exercise significant influence over operating and financial policies, but do not control or entities which are variable interest entities in which we are not the primary beneficiary are accounted for under the equity method.

We carry our investment in the Reading International Trust I using the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity.  We eliminate transactions with such equity method entities to the extent of our ownership in each such entity.  Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss).  We have no implicit or explicit obligation to further fund our investment in Reading International Trust I.

Restricted Cash

We classify restricted cash as those cash accounts for which the use of funds is restricted by contract or bank covenant.  At December 31, 2009 and 2008, our restricted cash balance was $321,000 and $1.7 million, respectively, which was primarily funds held in escrow for the renovation of one of our cinemas.

Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, accounts receivable, restricted cash, and accounts payable approximate fair value due to their short-term maturities.  See Note 16 – Fair Value of Financial Instruments.

Derivative Financial Instruments

In accordance with FASB ASC 815-20 – Derivatives and Hedging (“ASC 815-20”), we carry all derivative financial instruments on our Consolidated Balance Sheets at fair value.  Derivatives are generally executed for interest rate management purposes but are not designated as hedges in accordance with ASC 815-20.  Therefore, changes in market values are recognized in current earnings.

Property Held for and Under Development

Property held for development is carried at cost.  Property under development consists of land, new buildings and improvements under development, and their associated capitalized interest and other development costs.  These building and improvement costs are directly associated with the development of potential cinemas (whether for sale or lease), the development of ETRC locations, or other improvements to real property.  As incurred, we expense start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition and development of long-term assets.  We cease capitalization on a development property when the property is complete and ready for its intended use, or if activities necessary to get the property ready for its intended use have been substantially curtailed.  Subsequent to the year-ended December 31, 2008, we decided to curtail our current development progress on certain Australian and New Zealand land development projects.  As a result, these properties are now considered held for development and we will not capitalize interest for these projects until the development work recommences.

Incident to the development of our Burwood property, in late 2006, we began various fill and earth moving operations.  In late February 2007, it became apparent that our cost estimates with respect to site preparation were low, as the extent of the contaminated soil present at the site, a former brickworks site, was greater than we had originally believed.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter, we intend to address these issues in connection with our planned redevelopment of the site as a mixed-use retail, entertainment, commercial and residential complex.  As of December 31, 2009, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $8.6 million (AUS$9.6 million) and as of that date we had incurred a total of $6.6 million (AUS$7.4 million) of these costs.  In accordance with FASB ASC 410-30-25 – Environmental Obligations, contamination clean up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

Property and Equipment

Property and equipment consists of land, buildings and improvements, leasehold improvements, fixtures and equipment.  With the exception of land, property and equipment is carried at cost and depreciated over the useful lives of the related assets.  In accordance with US GAAP, land is not depreciated.

Construction-in-Progress Costs

Construction-in-progress includes costs associated with already existing buildings, property, furniture, and fixtures for which we are in the process of improving the site or its associated business assets.

Accounting for the Impairment of Long Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is then measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  We recorded impairment losses of approximately $3.2 million and $4.3 million relating to certain of our property under development, property held for development, and cinema locations for the years ended December 31, 2009 and 2008, respectively.  The impairments reflect our estimates of fair value which were based on appraisals or a discounted income approach with market based assumptions.  Our impairment calculations contain uncertainties and use significant estimates and judgments, and are based on the information available at the balance sheet date.  Future economic and other events could negatively impact the evaluation and future material impairment charges may become necessary.  We evaluate impairment for our joint venture investments in accordance with FASB ASC 318-10 – Investments—Equity Method and Joint Ventures.

Goodwill and Intangible Assets

We use the purchase method of accounting for all business combinations.  Goodwill and intangible assets with indefinite useful lives are not amortized, but instead, tested for impairment at least annually.  Prior to conducting our goodwill impairment analysis, we assess long-lived assets for impairment in accordance with FASB ASC 360-15 - Impairment or Disposal of Long-Lived Assets (“ASC 360-15”).  We then perform the impairment analysis at the reporting unit level (one level below the operating segment level) (see Note 10 – Goodwill and Intangibles) as defined by FASB ASC 350-35 – Goodwill Subsequent Measurement (“ASC 350-35”).  This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment.  We estimate the fair value of our reporting units as compared with their current book value.  If the estimated fair value of a reporting unit is less than the book value, then impairment is deemed to have occurred.  In estimating the fair value of our reporting units, we primarily use the income approach (which uses forecasted, discounted cash flows to estimate the fair value of the reporting unit).

Discontinued Operations and Properties Held for Sale

In accordance with ASC 360-15, the revenue, expenses and net gain on dispositions of operating properties and the revenue and expenses on properties classified as held for sale are reported in the consolidated statements of operations as discontinued operations for all periods presented through the date of the respective disposition.  The net gain (loss) on disposition is included in the period the property is sold.  In determining whether the income and loss and net gain on dispositions of operating properties is reported as discontinued operations, we evaluate whether we have any significant continuing involvement in the operations, leasing or management of the sold property in accordance with FASB ASC 205-20 – Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”).  If we were to determine that there was any significant continuing involvement, the income and loss and net gain on dispositions of the operating property would not be recorded in discontinued operations.

A property is classified as held for sale when certain criteria, as set forth under ASC 360-15, are met.  At such time, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and cease to record depreciation and amortization expense.  Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell.  We had one property in Australia previously classified as held for sale as of and for the year ended December 31, 2008.  However, that property was ultimately not sold, and as we have determined to continue to operate the property for the foreseeable future, it is no longer classified as held for sale (see Note 9 – Transfer of Held for Sale Real Estate to Continuing Operations and Related Items).  The reclassified results for this transfer of held for sale to operating are reflected in our December 31, 2009, 2008, and 2007 Statement of Operations.

Revenue Recognition

Revenue from cinema ticket sales and concession sales are recognized when sold.  Revenue from gift certificate sales is deferred and recognized when the certificates are redeemed.  Rental revenue is recognized on a straight-line basis in accordance with FASB ASC 840-20-25 – Leases Having Both Scheduled Rent Increases and Contingent Rents (“ASC 840-20-25”).

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

General and Administrative Expense

For the years ended December 31, 2009, 2008, and 2007, we booked gains on the settlement of litigation of $3.3 million, $2.5 million, and $523,000, respectively, included in other income, as a recovery of legal expenses previously included in general and administrative expenses.

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

Translation of Non-U.S. Currency Amounts

The financial statements and transactions of our Australian and New Zealand cinema and real estate operations are reported in their functional currencies, namely Australian and New Zealand dollars, respectively, and are then translated into U.S. dollars.  Assets and liabilities of these operations are denominated in their functional currencies and are then translated at exchange rates in effect at the balance sheet date.  Revenue and expenses are translated at the average exchange rate for the reporting period.  Translation adjustments are reported in “Accumulated Other Comprehensive Income,” a component of Stockholders’ Equity.

The carrying value of our Australian and New Zealand assets fluctuates due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars.  The exchange rates of the U.S. dollar to the Australian dollar were $0.8979 and $0.6983 as of December 31, 2009 and 2008, respectively.  The exchange rates of the U.S. dollar to the New Zealand dollar were $0.7255 and $0.5815 as of December 31, 2009 and 2008, respectively.

Income Taxes

We account for income taxes under FASB ASC 740-10 – Income Taxes (“ASC 740-10”), which prescribes an asset and liability approach.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  Income tax expense (benefit) is the tax payable (refundable) for the period and the change during the period in deferred tax assets and liabilities.

Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares of Class A and Class B Stock outstanding during the years ended December 31, 2009, 2008, and 2007, respectively.  Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding plus the dilutive effect of stock options and unvested restricted stock.  We had unissued restricted stock of 143,462 shares as of the year ended December 31, 2009 and stock options to purchase 589,750, 577,850, and 577,850, shares of Class A Common Stock were outstanding at December 31, 2009, 2008, and 2007, respectively, at a weighted average exercise price of $5.51, $5.60, and $5.60 per share, respectively.  Stock options to purchase 150,000, 185,100, and 185,100 shares of Class B Common Stock were outstanding at the years ended December 31, 2009, 2008, and 2007, respectively, at a weighted average exercise price of $10.24, $9.90, and $9.90 per share, respectively.  In accordance with FASB ASC 260-10 – Earnings Per Share (“ASC 260-10”), as we had recorded a loss from continuing operations before discontinued operations for the years ended December 31, 2008 and 2007, the effect of the stock options and restricted stock was anti-dilutive and accordingly excluded from the diluted earnings per share computation.

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

These assessments have a direct impact on net income and revenue.  If we assign more fair value to the in-place leases versus buildings and tenant improvements, assigned costs would generally be depreciated over a shorter period, resulting in more depreciation expense and a lower net income on an annual basis.  Likewise, if we estimate that more of our leases in-place at acquisition are on terms believed to be above the current market rates for similar properties, the calculated present value of the amount above market would be amortized monthly as a direct reduction to rental revenue and ultimately reduce the amount of net income.

Business Acquisition Valuations

The assets and liabilities of businesses acquired are recorded at their respective preliminary fair values as of the acquisition date in accordance with FASB ASC 805-10 – Business Combinations (“ASC 805-10”).  Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values.  We use independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building).  We also perform valuations and physical counts of property, plant and equipment, valuations of investments and the involuntary termination of employees, as necessary.  Costs in excess of the net fair values of assets and liabilities acquired are recorded as goodwill.

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

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted FASB ASC 820-10 – Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements.  ASC 820-10 applies prospectively to all other accounting pronouncements that require or permit fair value measurements.  The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements since we generally do not record our financial assets and liabilities in our consolidated financial statements at fair value.

Effective January 1, 2008, we also adopted, on a prospective basis, FASB ASC 825-10 – Financial Instruments (“ASC 825-10”).  ASC 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value.  The adoption of ASC 825-10 did not have a material impact on our consolidated financial statements since we elected not to apply the fair value option for any of our eligible financial instruments or other items.

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

The financial assets and liabilities recorded at fair value in our consolidated financial statements are marketable securities and interest rate swaps.  The carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities.  The remaining financial assets and liabilities that are only disclosed at fair value are comprised of notes payable, TPS, and other debt instruments.  We estimated the fair value of our secured mortgage notes payable, our unsecured notes payable, TPS and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate.  We calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of our debt adding an appropriate credit spreads derived from information obtained from third-party financial institutions.  These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

We adopted ASC 820-10 for our non-financial assets and non-financial liabilities on January 1, 2009.  The adoption of ASC 820-10 did not have a material impact to our consolidated financial statements.  Assets and liabilities typically recorded at fair value on a non-recurring basis to which ASC 820-10 applies include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

•	Long-lived assets measured at fair value due to an impairment assessment under ASC 360-15; and

•	Asset retirement obligations initially measured under FASB ASC 410-20 – Asset Retirement Obligations (“ASC 410-20”).

Accounting Pronouncements Adopted During 2009

SFAS 168 – FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  SFAS No. 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants.  The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements.  Therefore, we have changed our former references to U.S. GAAP to be in conformity with the Codification standards.

FASB ASC 810-10 – Noncontrolling Interests

Effective January 1, 2009, the Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) 810-10 (“ASC 810-10”), which requires that amounts formerly reported as minority interests in the Company’s unaudited condensed consolidated financial statements be reported as noncontrolling interests.  These revisions clarify that noncontrolling interests with redemption provisions outside of the control of the issuer and noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation under ASC 810-10 to determine the appropriate balance sheet classification and measurement of such instruments.  This adoption resulted in modifications to the reporting of noncontrolling interests in the Consolidated Financial Statements for all periods presented.

The adoption of ASC 810-10 had an impact on the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements.  Because of the retrospective presentation and disclosure requirements of ASC 810-10, the Company reflected the change in presentation and disclosure for all periods presented in these consolidated financial statements.

The effect of the reclassification of the noncontrolling interest on our prior year’s income statement related to the adoption of ASC 810-10 is a decrease in the net income and an increase in loss before equity earnings of unconsolidated joint ventures and entities of $620,000 and $1.0 million for the years ended December 31, 2008 and 2007, respectively.

Noncontrolling interest represents ownership interests not held by Reading International, Inc. in its underlying consolidated subsidiaries.

FASB ASC 855-10 – Subsequent Events

Effective for the second quarter of 2009, the Company adopted the provisions of FASB ASC 855-10 – Subsequent Events (“ASC 855-10”), as amended by Accounting Standard Update 2010-09.  ASC 855-10 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements.  The adoption of ASC 855-10 did not have a material impact on our financial statements.

FASB ASC 805-10-65 - Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued FASB ASC 805-10-65 relating to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies (“ASC 805-10-65”).  ASC 805-10-65 addresses application issues on the accounting for contingencies in a business combination.  ASC 805-10-65 is effective for assets or liabilities arising from contingencies in business combinations acquired on or after January 1, 2009.  The adoption of ASC 805-10-65 did not have any impact on the Company’s financial statements.

FASB ASC 320-10-65 – Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB ASC 320-10-65 relating to the recognition and presentation of other-than-temporary impairments (“ASC 320-10-65”).  ASC 320-10-65 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings, as well as expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  ASC 320-10-65 is effective for fiscal years, and interim periods within those fiscal years, ending after June 15, 2009.  The adoption of FASB ASC 320-10-65 did not have any impact on the Company’s financial statements.

New Accounting Pronouncements

FASB ASC 810-10-15 – Variable Interest Entities

In June 2009, an update was made to FASB ASC 810-10-15 related to variable interest entities.  This update changes the calculation for determining entities that have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation to a qualitative approach.  The qualitative approach identifies which entities have the power to direct the activities that most significantly affect the VIE’s economic performance, have the obligation to absorb losses of the VIE, or have the right to receive benefits from the VIE.  The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs.  This update will be effective for our company beginning January 1, 2010.  We determined that the effect of this adoption will be immaterial to our consolidated financial position and results of operations on the January 1, 2010 effective date.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.

Note 3 – Stock Based Compensation and Employee Stock Option Plan

Stock Based Compensation

As part of his compensation package, Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, was granted $500,000, $500,000, and $350,000, of restricted class A non-voting common stock (“Class A Stock”) for each of the years ending December 31, 2009, 2008 and 2007.  The 2009 and 2008 stock grants of 125,945 and 66,050 shares, respectively, were granted fully vested with a stock grant prices of $3.97 and $7.57, respectively.  The 2007 stock grants had a vesting period of two years, stock grant price of $9.99, and no unrealized gain in market value at December 31, 2009.  During the year ended December 31, 2009, one-half of his 2007 stock grant vested, representing 17,518 of Class A Stock with a stock grant price of $9.99 and fair market value of $71,000.  As of December 31, 2009, these shares along with his 2009 stock grant had not yet been issued to Mr. Cotter.  During 2009, we issued to Mr. Cotter 66,050, and 17,518 shares of Class A Stock, for his 2008 and 2007, respectively, vested stock grants which had a stock grant price of $7.57 and $9.99 per share and fair values of $268,000 and $71,000, respectively.

On August 21, 2008, as part of their executive compensation, 37,388 shares of fully vested restricted Class A Stock were granted to three of our executives as stock bonuses having a grant date fair value of $340,000.  During 2009, these shares were issued to these executives.

As part of his compensation package, Mr. John Hunter, our Chief Operating Officer, was granted $100,000 of restricted Class A Stock on February 12, 2008 and 2007 in the amounts of 10,309 and 11,587 shares, respectively.  These stock grants have vesting periods of two years and stock grant prices of $9.70 and $8.63, respectively.  On February 11, 2009, $100,000 of restricted Class A Stock vested related to Mr. Hunter’s 2008 and 2007 grant.  During 2009, we issued to Mr. Hunter 16,742 shares related to his 2008 and 2007 vested stock compensation.  In July 2008, Mr. Jay Laifman started with the Company as our Corporate General Counsel.  As part of his compensation package, Mr. Laifman was granted $100,000 of Class A Stock or 10,638 shares with stock grant price of $9.40 upon acceptance of his employment agreement.  This stock grant had an employment-vesting period of two years.  Upon his departure from our company during 2009, Mr. Laifman forfeited the unvested portion of this grant in the amount of 5,319 shares.

During the years ended December 31, 2009, 2008 and 2007, we recorded compensation expense of $725,000 $896,000, and $238,000, respectively, for the vesting of all our restricted stock grants.  The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Weighted Average Fair Value at Grant Date
Outstanding – January 1, 2007	46,313	$312
Granted	46,623	450
Vested	(31,180)	(238)
Outstanding – December 31, 2007	61,756	524
Granted	124,385	1040
Vested	(152,520)	(990)
Outstanding – December 31, 2008	33,621	574
Granted	125,945	500
Vested	(159,566)	(1,074)
Outstanding – December 31, 2009	--	$--

In 2006, we formed Landplan Property Partners, Ltd (“Reading Landplan”), to identify, acquire and develop or redevelop properties on an opportunistic basis.  In connection with the formation of Reading Landplan, we entered into an agreement with Mr. Doug Osborne pursuant to which (i) Mr. Osborne will serve as the chief executive officer of Reading Landplan and (ii) Mr. Osborne’s affiliate, Landplan Property Group, Ltd (“LPG”), will perform certain property management services for Reading Landplan.  The agreement provides for Mr. Osborne to hold an equity interest in the entities formed to hold these properties; such equity interest to be (i) subordinate to our right to an 11% compounded return on investment and (ii) subject to adjustment depending upon various factors including the term of the investment and the amount invested.  In general, this equity interest will range from 27.5% to 15% of excess free cash flows after returns of all capital plus an 11% compounded preferred return to senior equity investors is paid.

Using our Reading Landplan investment vehicle, we acquired or entered into agreements to acquire four parcels in Taringa, Brisbane, Australia during 2008, acquired the two properties called the Lake Taupo Motel and the Manukau property during 2007 in New Zealand, and acquired one property in Indooroopilly, Brisbane, Australia during 2006.  With the purchase of these properties, based on FASB ASC 718-10 – Compensation—Stock Compensation (“ASC 718-10”), we calculated the fair value of Mr. Osborne’s equity interest in our various trusts to be $117,000 at December 31, 2008.  Due to the impact of the economic downturn in New Zealand during 2009, one of our operating properties was impaired by $3.2 million.  As a result of this impairment, the estimated fair value of Mr. Osborne’s equity interest was determined to be zero at December 31, 2009.  During the years ended December 31, 2009, 2008, and 2007, we expensed ($157,000) ($59,000), and $214,000, respectively, associated with Mr. Osborne’s interests.

Employee Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Stock.  The 1999 Stock Option Plan expired in November 2009.  We are currently involved in creating a new plan in 2010.  For the stock options exercised during the years ended December 31, 2009 and 2007, we issued for cash to an employee of the corporation under this stock based compensation plan, 3,000 and 6,250 shares of Class A Stock at exercise prices of $3.80 and $4.01, respectively.  During the year ended December 31, 2008, we did not issue any shares under this stock based compensation plan.

Effective January 1, 2006, we adopted ASC 718-10.  ASC 718-10 requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.  This statement was adopted using the modified prospective method, which requires that we recognize compensation expense on a prospective basis for all newly granted options and any modifications or cancellations of previously granted awards.  Therefore, prior period consolidated financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based payment awards, modifications to awards, and cancellations of awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods.  We estimate the valuation of stock based compensation using a Black-Scholes option-pricing model.

When our tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  ASC 718-10 requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  Had we previously adopted ASC 718-10, there would have been no impact on our presentation of the consolidated statement of cash flows because there were no recognized tax benefits relating to any of the years in the periods ended December 31, 2006.  For the years ended December 31, 2009, 2008, and 2007, there was also no impact to the consolidated statements of cash flows because there were no recognized tax benefits during these periods.

ASC 718-10 requires companies to estimate forfeitures.  Based on our historical experience, we did not estimate any forfeitures for the granted options during the years ended December 31, 2009, 2008 and 2007.

In accordance with ASC 718-10, we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility, and the expected life of the options.  The dividend yield is excluded from the calculation, as it is our present intention to retain all earnings.  We estimated the expected stock price volatility based on our historical price volatility measured using daily share prices back to the inception of the Company in its current form beginning on December 31, 2001.  We estimate the expected option life based on our historical share option exercise experience during this same period.  We expense the estimated grant date fair values of options issued on a straight-line basis over their vesting periods.

No options were granted during 2008.  For the 50,000 and 301,250 options granted during 2009 and 2007, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2007
Stock option exercise price	$4.01	$8.35 – $10.30
Risk-free interest rate	3.309%	4.636 – 4.824%
Expected dividend yield	--	--
Expected option life	9.60 yrs	9.60 – 9.96 yrs
Expected volatility	33.74%	33.64 – 45.47%
Weighted average fair value	$1.98	$4.42 – $4.82

Using the above assumptions and in accordance with the ASC 718-10 modified prospective method, we recorded $241,000, $640,000, and $756,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the years ended December 31, 2009, 2008, and 2007, respectively.  The effect on earnings per share of the compensation charge was $0.01, $0.03, and $0.03 per share for the years ended December 31, 2009, 2008, and 2007, respectively.  At December 31, 2009 and 2008, the total unrecognized estimated compensation cost related to non-vested stock options granted was $93,000 and $236,000, respectively, which is expected to be recognized over a weighted average vesting period of 1.83 and 0.52 years, respectively.  No options were exercised in 2008.  The total realized value of stock options exercised during the years ended December 31, 2009 and 2007 was $1,000, and $37,000, respectively.  The grant date fair value of options that vested during the years ending December 31, 2009, 2008, and 2007 was $241,000, $640,000, and $756,000, respectively.  We recorded cash received from stock options exercised of $11,000 and $25,000 during the years ended December 31, 2009 and 2007, respectively.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at December 31, 2009 and 2008 was $205,000 and $177,000, respectively, of which 99.0% and 100.0%, respectively, were currently exercisable.

All stock options granted have a contractual life of 10 years at the grant date.  The aggregate total number of shares of Class A Stock and class B voting common stock authorized for issuance under our 1999 Stock Option Plan is 1,284,150.  At the time that options are exercised, at the discretion of management, we will either issue treasury shares or make a new issuance of shares to the employee or board member.  Dependent on the grant letter to the employee or board member, the required service period for option vesting is between zero and four years.

We had the following stock options outstanding and exercisable:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2007	514,100	185,100	$5.21	$9.90	488,475	185,100	$5.06	$9.90
Granted	151,250	150,000	$9.37	$10.24
Exercised	(6,250)	--	$4.01	$--
Expired	(81,250)	(150,000)	$10.25	$10.24
Outstanding-December 31, 2007	577,850	185,100	$5.60	$9.90	477,850	35,100	$4.72	$8.47
No activity during the period	--	--	$--	$--
Outstanding-December 31, 2008	577,850	185,100	$5.60	$9.90	525,350	110,100	$5.19	$9.67
Granted	50,000	--	$4.01	$--
Exercised	(3,000)	--	$3.80	$--
Expired	(35,100)	(35,100)	$5.13	$8.47
Outstanding-December 31, 2009	589,750	150,000	$5.51	$10.24	534,750	150,000	$5.62	$10.24

The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at December 31, 2009 and 2008 were approximately 5.05 and 5.22 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at December 31, 2009 and 2008 was approximately 4.70 and 4.61, respectively.

Note 4 – Earnings (Loss) Per Share

For the three years ended December 31, 2009, we calculated the following earnings (loss) per share (dollars in thousands, except per share amounts):

	2009	2008	2007
Income (loss) from continuing operations	$6,094	$(16,809)	$(4,015)
Income from discontinued operations	--	--	1,912
Net income (loss) attributable to Reading International, Inc. common shareholders	6,094	(16,809)	(2,103)
Weighted average shares of common stock – basic	22,580,942	22,477,471	22,478,145
Weighted average shares of common stock – diluted	22,767,735	22,477,471	22,478,145

Earnings (loss) per share:
Earnings (loss) from continuing operations – basic and diluted	$0.27	$(0.75)	$(0.18)
Earnings from discontinued operations – basic and diluted	$0.00	$0.00	$0.09
Earnings (loss) per share – basic and diluted	$0.27	$(0.75)	$(0.09)

For the year ended December 31, 2009, the weighted average common stock – dilutive only included 186,793 incremental shares of exercisable in-the-money stock options and unissued restricted Class A Stock.  For the years ended December 31, 2008 and 2007, we recorded losses from continuing operations.  As such, the incremental shares of 152,520 shares of restricted Class A Stock and 233,760 of exercisable in-the-money stock options in 2008 and the 278,376 of exercisable in-the-money stock options in 2007 were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.  In addition, 696,419, 529,190, and 484,574 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the years ended December 31, 2009, 2008, and 2007, respectively.  The total number of in-the-money stock options, out-of-the-money stock options, and unissued restricted Class A Stock that could potentially dilute basic earnings per share is 883,212, 915,470, and 762,950, for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 5 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	December 31,
	2009	2008
Prepaid and other current assets
Prepaid expenses	$1,333	$518
Prepaid taxes	686	546
Deposits	146	307
Other	913	953
Total prepaid and other current assets	$3,078	$2,324

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,140
Long-term deposits	269	209
Deferred financing costs, net	3,661	5,773
Interest rate swap at fair value	766	--
Other receivables	6,750	1,586
Tenant inducement asset	1,135	35
Straight-line rent asset	1,074	557
Other	118	1
Total non-current assets	$14,907	$9,301

Note 6 – Property Held For and Under Development

Property held for and under development is summarized as follows (dollars in thousands):

	December 31,
	2009	2008
Land	$45,629	$37,383
Construction-in-progress (including capitalized interest)	33,047	31,633
Property Held For and Under Development	$78,676	$69,016

The amount of capitalized interest for our properties under development was $136,000, $5.7 million, and $4.4 million for the three years ending December 31, 2009, 2008, and 2007, respectively.  Subsequent to the year-ended December 31, 2008, we decided to curtail our current development progress on certain Australian and New Zealand land development projects.  As a result, we did not capitalize interest on these projects during 2009 and we will not capitalize interest for these projects until the development work recommences.  In addition, during 2008, we recorded an impairment expense relating to these projects totaling $4.0 million as reported in our real estate segment operating income.  During 2009, we recorded a contractual commitment loss of $1.1 million associated with a property for which we are under contract to purchase in 2010.  The impairments and contractual commitment loss are primarily related to the impact of the economic downturn in the Australian and New Zealand economies and the timing of our purchases of those assets.

Included in the fourth quarter 2009 the contractual commitment loss of $1.1 million is an out-of-period adjustment in connection with the recording of this loss.  The adjustment decreased other assets by approximately $771,000, increased other liabilities by approximately $321,000, and increased other operating expense by approximately $1.1 million in the fourth quarter of 2009, which decreased net income by $1.1 million in the fourth quarter of 2009.  Had the amount been reflected during the third quarter of 2009, in the period in which it arose, other operating expense would have increased by $1.1 million and net income would have decreased by the same amount during that period.  Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of ASC 250-10, Accounting Changes and Error Corrections, and SAB Nos. 99 and 108, we believe this correcting adjustment was not material to our full year results for 2009 or the trend of earnings.  In addition, we do not believe the correcting adjustment is material to the amounts reported in the previous quarter.

Note 7 – Property and Equipment

Property and equipment is summarized as follows (dollars in thousands):

	December 31,
Property and Equipment	2009	2008
Land	$61,110	$55,865
Building and improvements	122,784	90,791
Leasehold interests	33,716	32,198
Construction-in-progress	1,807	487
Fixtures and equipment	85,235	67,965
Total cost	304,652	247,306
Less accumulated depreciation	(103,903)	(73,644)
Property and equipment, net	$200,749	$173,662
Depreciation expense for property and equipment was $12.4 million, $16.3 million, and $11.1 million, for the three years ending December 31, 2009, 2008, and 2007, respectively.

During 2008, the downturn in the Australia and New Zealand economies resulted in an impairment charge of $351,000.  In 2009, the slower recovery in New Zealand led to a further impairment charge to one of our operating properties of $3.2 million as reported in our segment operating income.

Note 8 – Acquisitions and Property Development

2009 Acquisition and Property Development

Manukau Land Purchase

On April 30, 2009, we entered into an agreement to purchase for $3.8 million (NZ$5.2 million) a property adjacent to our Manukau property.  An initial deposit of $26,000 (NZ$50,000) was paid upon signing of the agreement, a second deposit of $175,000 (NZ$258,000) was paid in the second quarter of 2009 and a third deposit of $531,000 (NZ$773,000) was paid in August 2009.  The remaining balance is due on the settlement date of March 31, 2010.  As a result of a decrease in the value of this property, we recorded a $1.1 million (NZ$1.5 million) expense as a write off of our purchase deposits of $771,000 and as an other liability of $321,000 at December 31, 2009.

2008 Acquisitions and Property Development

Consolidated Entertainment Cinemas Acquisitions

In keeping with our business plan of being opportunistic in adding to our existing cinema portfolio, on February 22, 2008, we acquired 15 cinemas with 181 screens in Hawaii and California (the “Consolidated Entertainment” acquisition) from Pacific Theatres Exhibition Corp. and its affiliates (collectively, the “Sellers”) for $70.2 million.  The purchase price was subsequently adjusted to $63.7 million as described below under post closing adjustments, which were applied to reduce the principal amount owed under financing provided by an affiliate of the Sellers (the “Nationwide Note 1”).  The financing of the transaction included $48.4 million of debt from GE Capital, net of deferred financing costs of $1.6 million, a loan of $21.0 million as evidenced by the Nationwide Note 1, and $800,000 of cash from Reading (see Note 12 – Notes Payable for a more complete explanation of the GE debt and the Nationwide Note 1).

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

During the fourth quarter of 2008, we finalized our estimates of the value of the assets and liabilities acquired from this acquisition in accordance with FASB ASC 805-10 – Business Combinations (“ASC 805-10”).  These fair value estimates of the cinema assets acquired have been allocated to the acquired tangible assets, identified intangible assets and liabilities, consisting of the value of above and below-market leases, if any, based in each case on their respective fair values at the date of acquisition.  Goodwill was recorded to the extent the purchase price including certain acquisition and close costs exceeded the fair value estimates of the net acquired assets.

As of December 31, 2008, the initial aggregate purchase price was adjusted down by $6.3 million.  A further purchase price reduction of $226,000 was recorded during 2009 which aggregates to a net purchase price of $63.7 million.  This purchase price is subject to further additional adjustments based upon post-closing matters relating to the possible opening of competing theater projects in the vicinity of certain acquired theaters.  These additional acquisition price reductions can range from $0 to as much as the full amount of the Nationwide Note 1 as adjusted to date, if all contingencies were met.  Pursuant to the $6.5 million reductions in purchase price, the Nationwide Note 1 was correspondingly reduced by $6.3 million during the second quarter of 2008 and decreased further by $226,000 during the first quarter of 2009.  This loan was increased in July 2008 by $3.0 million in accordance with the Sales and Purchase Agreement of Consolidated Entertainment (see Note 12 – Notes Payable).  Therefore, the reduction in purchase price results in a permanent reduction in the aggregate $24.0 million debt obligation to $17.5 million at December 31, 2009.  On February 12, 2010, the purchase price was further adjusted by $4.2 million resulting in a corresponding reduction in the note payable (see Note 27 – Subsequent Events).

Our finalized purchase price allocation and 2009 purchase price reductions are presented as follows (dollars in thousands):

	Final Allocation	2009 Purchase Price Adjustment	Adjusted Purchase Price
Inventory	$271	$--	$271
Prepaid assets	543	--	543
Property & Equipment:
Leasehold improvements	19,940	--	19,940
Furniture and equipment	9,167	--	9,167
Intangibles:
Trade name	7,220	--	7,220
Non-compete agreement	400	--	400
Below market leases	11,831	--	11,831
Goodwill	18,864	(226)	18,638
Trade payables	(123)	--	(123)
Above market leases	(4,164)	--	(4,164)
Total Purchase Price	$63,949	$(226)	$63,723

The unaudited pro forma results, assuming the above noted acquisition had occurred as of January 1 for purposes of the 2008 and 2007 pro forma disclosures, are presented below.  These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisition, as well as higher interest expense as a result of the debt incurred to finance the acquisition.  These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisition occurred on January 1, 2008 and January 1, 2007, respectively, and may not be indicative of future operating results (dollars in thousands, except share data):

	2008	2007
Revenue	$201,399	$203,102
Operating income	1,750	908
Net loss from continuing operations	(13,610)	(14,128)
Basic and diluted loss per share from continuing operations	(0.61)	(0.63)
Weighted average number of shares outstanding – basic	22,477,471	22,478,145
Weighted average number of shares outstanding – dilutive	22,477,471	22,478,145

Taringa Land

During the first quarter of 2008, we acquired or entered into agreements to acquire four contiguous properties of approximately 50,000 square feet, which we intend to develop.  The aggregate purchase price of these properties is $12.3 million (AUS$13.7 million), of which $2.5 million (AUS$2.8 million) relates to the three properties that have been acquired and $9.8 million (AUS$10.9 million) relates to the one property that is under contract to be acquired.  As part of the agreement to purchase the one property under contact, we paid a refundable deposit of $209,000 (AUS$300,000) associated with the purchase of the fourth property.  Our obligation to close on this fourth property is subject to certain conditions (which we may waive) including a rezoning.

2007 Acquisitions and Property Development

New Zealand Property Acquisitions

On July 27, 2007, we purchased a 64.0 acre parcel of undeveloped agricultural real estate for approximately $9.3 million (NZ$12.1 million).  We intend to rezone the property from its current agricultural use to commercial use, and thereafter to redevelop the property in accordance with its new zoning.  No assurances can be given that such rezoning will be achieved, or if achieved, that it will occur in the near term.

On June 29, 2007, we acquired a commercial property for $5.9 million (NZ$7.6 million), rented to an unrelated third party, to be held for current income and long-term appreciation.  We have completed our purchase price allocation for this property and the related acquired operating lease in accordance with ASC 805-10.  The purchase price allocation was based on the assets acquired from the seller.  The purchase price allocation for this acquisition is $1.2 million (NZ$1.6 million) allocated to land and $4.7 million (NZ$6.1 million) allocated to building.

On February 14, 2007, we acquired a 1.0 acre parcel of commercial real estate for approximately $4.9 million (NZ$6.9 million).  A portion of this property includes unimproved land that we do not intend to develop.  This land was determined to have a fair value of $1.8 million (NZ$2.6 million) at the time of purchase and was previously included on our balance sheet as land held for sale.  The remaining property and its cost basis of $3.1 million (NZ$4.3 million) was included in property under development.  During 2008, the land was transferred from held for sale to held for future development and a write-down of $1.0 million (NZ$1.6 million) to fair value was recognized at the date of transfer.  We have completed our purchase price allocation for this property in accordance with ASC 805-10.

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

Note 9 – Transfer of Held for Sale Real Estate to Continuing Operations and Related Items

2009 Transactions

On September 16, 2008, we entered into a sale option agreement to sell our Auburn property for $28.5 million (AUS$36.0 million).  During 2009, we received notice from the buyer that they intended to withdraw from the option agreement.  Because of the termination of the option agreement, we recorded a gain on option termination of $1.5 million (AUS$2.0 million).  As of December 31, 2008, we classified our Auburn property as held for sale, and, because of the buyer’s withdrawal from the option agreement, we transferred this property to continuing operations during June 2009.  As a result of the transfer of the asset from held for sale to continuing operations, we recorded a loss for 2009 of $549,000 (AUS$685,000) to measure the property at the lower of its carrying amount, adjusted for depreciation and amortization expense that would have been recognized had the asset been continuously classified as a continuing operational asset, or its fair value at the date of the decision not to sell.

The real estate held for sale assets were reclassified from assets held for sale to real estate assets and then adjusted for the loss on transfer during 2009 as follows (in thousands):

	December 31, 2008	Loss Adjustment	December 31, 2009
Assets
Land	$7,395	$--	$7,395
Building	13,131	(286)	12,845
Equipment and fixtures	7,364	(263)	7,101
Less: Accumulated depreciation	(7,771)	--	(7,771)
Total assets held for sale transferred to continuing operations	$20,119	$(549)	$19,570

2008 Transactions

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

Note 10 – Goodwill and Intangible Assets

Goodwill associated with our asset acquisitions is tested for impairment at the beginning of the fourth quarter with continued evaluation through the end of the fourth quarter of every year.  Based on the projected profits and cash flows of the related assets, it was determined that there is no impairment to our goodwill as of December 31, 2009 or 2008.  Goodwill increased during 2008 primarily due to the acquisitions discussed in Note 8 – Acquisitions and Property Development.  At December 31, 2009 and 2008, our goodwill consisted of the following (dollars in thousands):

2009	Cinema	Real Estate	Total
Balance as of January 1, 2009	$29,740	$5,224	$34,964
Change in goodwill due to a purchase price adjustment	(226)	--	(226)
Foreign currency translation adjustment	2,673	--	2,673
Balance at December 31, 2009	$32,187	$5,224	$37,411

2008	Cinema	Real Estate	Total
Balance as of January 1, 2008	$13,876	$5,224	$19,100
Goodwill acquired during 2008	18,949	--	18,949
Foreign currency translation adjustment	(3,085)	--	(3,085)
Balance at December 31, 2008	$29,740	$5,224	$34,964

Goodwill is tested for impairment annually or more frequently whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Historically, we have performed our annual goodwill impairment test at the beginning of the fourth quarter for all of our reporting units except for the US Cinemas reporting unit.  The goodwill included in the US Cinemas reporting unit, which was created in the first quarter of 2008 as part of the Pacific Theater cinemas acquisition, was tested as of the anniversary date of such acquisition, February 22, 2009, and no impairment was indicated.  During the fourth quarter of 2009, we changed the date on which we perform our annual goodwill impairment test for the US Cinemas reporting unit from February 22 to the first day of the fourth quarter to better align the annual goodwill impairment tests for our US Cinemas reporting unit with our other reporting units and our budgeting and forecasting process.  We believe this change in accounting principle is to an alternative accounting principle that is preferable under the circumstances.  The change in our annual goodwill impairment test date for the US Cinemas reporting unit is not intended to nor does it delay, accelerate or avoid an impairment charge nor does the change have any impact on our financial position, results of operations, or cash flows for any prior periods when applied retrospectively.  During the testing of our Live Theater (Real Estate) segment, we noted that its estimated fair value was not substantially in excess of its $5.2 million carrying value at October 1, 2009.  This did not affect our conclusion that goodwill was not impaired at December 31, 2009.

We have intangible assets subject to amortization consisting of the following (dollars in thousands):

As of December 31, 2009	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$24,079	$7,220	$2,773	$451	$34,523
Less: Accumulated amortization	6,924	2,051	2,710	183	11,868
Total, net	$17,155	$5,169	$63	$268	$22,655

As of December 31, 2008	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$23,815	$7,220	$2,773	$440	$34,248
Less: Accumulated amortization	5,743	678	2,616	93	9,130
Total, net	$18,072	$6,542	$157	$347	$25,118

We have intangible assets other than goodwill that are subject to amortization which are being amortized over various periods.  We amortize our beneficial leases over the lease period, the longest of which is approximately 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our option fee and other intangible assets over 10 years.  For the years ended December 31, 2009, 2008 and 2007, our amortization expense totaled $2.7 million, $2.3 million, and $836,000, per year, respectively.  The estimated amortization expense in the five succeeding years and thereafter is as follows (dollars in thousands):

Year Ending December 31,
2010	$2,541
2011	2,415
2012	2,345
2013	2,180
2014	1,934
Thereafter	11,240
Total future amortization expense	$22,655

Note 11 – Investments in and Advances to Unconsolidated Joint Ventures and Entities

Investments in and advances to unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Malulani Investments, Limited as described below.  As of December 31, 2009 and 2008, these investments in and advances to unconsolidated joint ventures and entities include the following (dollars in thousands):

		December 31,
	Interest	2009	2008
Malulani Investments	29.3%	$--	$1,800
Rialto Distribution	33.3%	--	896
Rialto Cinemas	50.0%	4,475	3,763
205-209 East 57th Street Associates, LLC	25.0%	207	1,216
Mt. Gravatt	33.3%	5,050	3,968
Total		$9,732	$11,643

For the years ending December 31, 2009, 2008, and 2007, we recorded our share of equity earnings (loss) from our unconsolidated joint ventures and entities as follows (dollars in thousands):
	December 31,
	2009	2008	2007
Rialto Distribution	$(1,065)	$66	$250
Rialto Cinemas	138	(301)	(101)
205-209 East 57th Street Associates, LLC	153	157	1,329
Mt. Gravatt	891	834	793
Berkeley Cinemas – Palms & Botany	--	44	274
Other	--	(303)	--
Total	$117	$497	$2,545

Malulani Investments, Limited

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company.  On July 2, 2009, Magoon Acquisition and Development, LLC (“Magoon LLC”) and we entered into a settlement agreement (the “Settlement Terms”) with respect to a lawsuit against certain officers and directors of Malulani Investments, Limited (“MIL”).  Under the Settlement Terms, Magoon LLC and we received $2.5 million in cash, a $6.75 million three-year 6.25% secured promissory note issued by The Malulani Group (“TMG”), and a ten-year “tail interest” in MIL and TMG in exchange for the transfer of all ownership interests in MIL and TMG held by both Magoon, LLC and RDI and for the release of all claims against the defendants in this matter.  A gain on the transfer of our ownership interest in MIL of $268,000 was recognized during 2009 as a result of this transaction.  The tail interest allows us to participate in certain distributions made or received by MIL, TMG, and in certain cases, the shareholders of TMG.  The tail interest, however, continues only for a period of ten years and we cannot assure that we will receive any distributions from this tail interest.

Rialto Distribution

Effective October 1, 2005, we purchased for $694,000 (NZ$1.0 million) a 1/3 interest in Rialto Distribution.  Rialto Distribution, an unconsolidated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.  We own an undivided 1/3 interest in the assets and liabilities of the joint venture.  We treat our interest as an equity method interest in an unconsolidated joint venture.  However, during 2009, the reporting company of Rialto Distribution reported a net loss of $2.2 million (NZ$3.2 million).  Our share of this loss was $734,000 (NZ$1.1 million).  Due to this significant loss, we determined that the goodwill associated with Rialto Distribution’s investment in the film distribution business was fully impaired.  Therefore, we recorded our share of the impairment loss of $331,000 (NZ$434,000) as a part of our equity losses resulting in a net zero balance at December 31, 2009.

Rialto Cinemas

Effective October 1, 2005, we purchased, indirectly, beneficial ownership of 100% of the stock of Rialto Entertainment for $4.8 million (NZ$6.9 million).  Rialto Entertainment was at the time of purchase a 50% joint venture partner with Village and Sky in Rialto Cinemas, the largest art cinema circuit in New Zealand.  The Village and Sky ownership interest have subsequently been sold to Greater Union, an Australian based cinema chain operator.  We own an undivided 50% interest in the assets and liabilities of the joint venture and treat our interest as an equity method interest in an unconsolidated joint venture.  As of December 31, 2009, following the closure of two cinemas with 6 screens, the joint venture owned three cinemas with 22 screens in the New Zealand cities of Auckland, Christchurch, and Dunedin.

205-209 East 57th Street Associates, LLC

We own a non-managing 25% membership interest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan.

In 2006, the joint venture closed on the sales of 59 condominiums resulting in gross sales of $117.7 million and equity earnings from unconsolidated joint venture to us of $8.3 million.  During 2007, this joint venture sold the remaining eight condominiums resulting in gross sales of $25.4 million and net equity earnings from this unconsolidated joint venture of $1.3 million.  The remaining retail condominium was sold in February 2009 for approximately $3.8 million.  Based on the closing statements of the sale, our share of the sales proceeds was approximately $900,000 and earnings of $304,000.  On April 11, 2009, we received $1.2 million relating to our investment in the Place 57 joint venture representing a return of substantially all of our initial investment.  Due to our continuing investment in the manager’s condominium, we expect to continue to receive nominal earnings from this investment in the future.  The condensed balance sheet and statement of operations of 205-209 East 57th Street Associates, LLC are as follows (dollars in thousands):

205-209 East 57th Street Associates, LLC Condensed Balance Sheet Information:
	December 31,
	2009	2008
Current assets	$591	$2,198
Noncurrent assets	634	3,092
Current liabilities	25	157
Noncurrent liabilities	152	45
Members’ equity	1,048	5,088

205-209 East 57th Street Associates, LLC Condensed Statements of Operations Information:
	December 31,
	2009	2008	2007
Total revenue	$4,052	$728	$25,673
Net income	612	833	6,805

Mt. Gravatt

We own an undivided 1/3 interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a 16-screen multiplex cinema in Australia.  The condensed balance sheet and statement of operations of Mt. Gravatt are as follows (dollars in thousands):

Mt. Gravatt Condensed Balance Sheet Information:
	December 31,
	2009	2008
Current assets	$1,010	$799
Noncurrent assets	2,966	2,406
Current liabilities	780	561
Noncurrent liabilities	54	46
Members’ equity	3,142	2,598

Mt. Gravatt Condensed Statements of Operations Information:
	December 31,
	2009	2008	2007
Total revenue	$11,244	$10,989	$10,603
Net income	2,629	2,273	2,381

Berkeley Cinemas – Botany

We previously had investments in three joint ventures with Everard Entertainment Ltd in New Zealand.  On June 6, 2008, we sold our last investment in these joint ventures of the Botany Downs Cinema to our joint venture partner for $3.3 million (NZ$4.3 million) resulting in a net gain on sale of an unconsolidated entity of $2.5 million (NZ$3.2 million).  With the sale of the cinema, our unconsolidated joint venture debt decreased by $3.2 million (NZ$4.2 million).  We continue to have certain outstanding, contingent claims related to interest and working capital, which may or may not increase the total sales price of the cinema.  The cinema had revenue of $1.6 million (NZ$2.0 million) and $5.9 million (NZ$8.0 million) and net income of $178,000 (NZ$226,000) and $520,000 (NZ$706,000) for the years ended December 31, 2008 and 2007, respectively.

Combined Condensed Financial Information

The combined condensed financial information for all of the above unconsolidated joint ventures and entities accounted for under the equity method is as follows; therefore, this only excludes Malulani Investments (dollars in thousands):

Condensed Balance Sheet Information:
	December 31,
	2009	2008
Current assets	$3,151	$7,795
Noncurrent assets	6,826	8,463
Current liabilities	1,529	2,788
Noncurrent liabilities	1,186	898
Member’s equity	7,262	12,572

Condensed Statements of Operations Information:
	December 31,
	2009	2008	2007
Total revenue	$23,512	$24,370	$53,440
Net income	3,726	3,973	10,247

Note 12 - Notes Payable

Notes payable are summarized as follows (dollars in thousands):

	December 31,			December 31,
Name of Note Payable or Security	2009 Interest Rate	2008 Interest Rate	Maturity Date	2009 Balance	2008 Balance
Australian Corporate Credit Facility	5.58%	5.54%	June 30, 2011	$90,239	$70,179
Australian Shopping Center Loans	--	--	2010-2013	786	733
Australian Construction Loan	--	6.26%	July 31, 2009	--	3,458
New Zealand Corporate Credit Facility	4.35%	6.10%	March 31, 2012	10,882	8,723
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	27,913	51,547
US Euro-Hypo Loan	6.73%	6.73%	July 11, 2012	15,000	15,000
US GE Capital Term Loan	6.35%	6.82%	February 21, 2013	32,700	41,000
US Liberty Theaters Term Loans	6.20%	6.20%	April 1, 2013	6,862	6,990
US Nationwide Loan 1	7.50 - 8.50%	6.50 - 7.50%	February 21, 2013	20,021	18,857
US Nationwide Loan 2	8.50%	8.50%	February 21, 2011	1,693	1,559
US Sutton Hill Capital Note 1 – Related Party	10.25%	10.34%	December 31, 2010	5,000	5,000
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	6.26%	April 1, 2010	6,897	7,116
Total				$226,993	$239,162

Australia

Australian Corporate Credit Facility

                During June 2008, we extended the term of our $98.8 million (AUS$110.0 million) Australian facility to June 30, 2011.  Besides the extended term, the only other changes to the original agreement was that the loan requires interest only payments and our interest margin increased from 1.00% to 1.25%.  At December 31, 2009, we had drawn $90.2 million (AUS$100.5 million) against this facility and issued lease guarantees of $3.6 million (AUS$4.0 million) leaving an available undrawn balance of $5.0 million (AUS$5.5 million) from our total borrowing limit of $98.8 million (AUS$110.0 million).

This credit facility is secured by substantially all of our cinema assets in Australia and is only guaranteed by several of our wholly owned Australian subsidiaries.  The credit facility includes a number of affirmative and negative covenants designed to protect the Bank’s security interests.  The most restrictive covenant of the facility is a limitation on the total amount that we are able to drawdown based on the total assets that are securing the loan.  Our Australian Credit Facility provides for floating interest rates based on the Bank Bill Swap Bid Rate (BBSY bid rate), but requires that not less than 70% of the loan be swapped into fixed rate obligations.  For further information regarding our swap agreements, see Note 13 – Derivative Instruments.  All interest rates above include a 1.25% interest rate margin.

Australian Shopping Center Loans

As part of the acquisition of the Anderson Circuit, in July 2004, we assumed the three loans on the properties of Epping, Rhodes, and West Lakes.  The total amount assumed on the transaction date was $1.5 million (AUS$2.1 million) and the loans carry no interest as long as we make timely principal payments of approximately $180,000 (AUS$200,000) per year.  The balance of these loans at December 31, 2009 and 2008 was $786,000 (AUS$875,000) and $733,000 (AUS$1.1 million), respectively.  Early repayment is possible without penalty.  The only recourse on default of these loans is the security on the properties.  During 2009, 2008, and 2007, we have not paid $22,000 (AUS$25,000), $140,000 (AUS$200,000) and $88,000 (AUS$100,000), respectively, of principal payments on the West Lakes loan due to a dispute that we have with the landlord.  We are currently in the process of resolving this dispute.

Australian Construction Loan

              During 2008, we negotiated with an Australian bank a construction line of credit on our Indooroopilly property of $6.1 million (AUS$8.7 million).  As of December 31, 2008, we had drawn $3.5 million (AUS$5.0 million) on this credit facility.  Upon completion of the project, this loan was to effectively mature on September 30, 2009.  As such, we used our available cash to pay off the loan on July 31, 2009 in the amount of $6.1 million (AUS$7.3 million).

New Zealand

New Zealand Corporate Credit Facility

During May 2009, we extended the term of our New Zealand facility to March 31, 2012 and reduced the available borrowing amount to $32.6 million (NZ$45.0 million).  The drawn balance of this loan was $10.9 million (NZ$15.0 million) at December 31, 2009.  We recorded $33,000 (NZ$45,000) in deferred financing costs associated with this term extension which we will amortize over the remaining life of the loan.  The margin on the facility was increased to 1.45% from 1.00% and the line of credit charge increased to 0.30% from 0.20% line charge.  The loan comes due on March 31, 2012.  The facility is secured by substantially all of our New Zealand assets, but has not been guaranteed by any entity other than several of our New Zealand subsidiaries.  The facility includes various affirmative and negative financial covenants designed to protect the bank’s security, limits capital expenditures and the repatriation of funds out of New Zealand without the approval of the bank.  Also included in the restrictive covenants of the facility is the restriction of transferring funds from subsidiary to parent.  Interest payments for this loan are required on a monthly basis.

On December 23, 2008, we drew down $6.8 million (NZ$11.8 million) and used it to partially repay Reading International, Inc. Trust Preferred Notes during the first quarter 2009.  As of December 31, 2009, we have drawn $10.9 million (NZ$15.0 million) leaving an available undrawn balance of $21.8 million (NZ$30.0 million).

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

Domestic

Trust Preferred Securities

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust that we control, which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in TPS were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading.  This $838,000 is shown on our balance sheet as “Investment in Reading International Trust I.”  The interest on the notes and preferred dividends on the trust securities carry a fixed rate for five years of 9.22% after which the interest will be based on an adjustable rate of LIBOR plus 4.00% unless we exercise our right to refix the rate at the current market rate at that time.  There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full.  We may pay off the debt after the first five years at 100.0% of the principal amount without any penalty.  The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes.  The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt.  The most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level.  However, on December 31, 2008, we secured a waiver of all financial covenants with respect to our TPS for a period of nine years in consideration of payments totaling $1.6 million, consisting of an initial payment of $1.1 million paid on January 2, 2009 and a contractual obligation to pay $270,000 in December 2011 and $270,000 in December 2014.

The private placement generated $49.9 million in net proceeds, which were used principally to make our investment in the common trust securities of $1.5 million, to retire all of our bank indebtedness in New Zealand of $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million).  During the years ended December 31, 2009, 2008, and 2007, we paid $3.6 million, $4.6 million, and $3.4 million, respectively, in preferred dividends to the unrelated investors that are included in interest expense.  At December 31, 2009 and 2008, we had preferred dividends payable of $416,000 and $768,000, respectively.  Interest payments for this loan are required every three months.

During the first quarter of 2009, we took advantage of the then current market illiquidity for securities such as our TPS to repurchase $22.9 million in face value of those securities through an exchange of $11.5 million worth of marketable securities purchased during the period for the express purpose of executing this exchange transaction with the third party holder of these TPS.  During the twelve months ended December 31, 2009, we amortized $106,000 of discount to interest income.  On April 30, 2009, we extinguished $22.9 million of these TPS, which resulted in a gain on retirement of subordinated debt (TPS) of $10.7 million net of loss on the associated write-off of deferred loan costs of $749,000.

Euro-Hypo Loan

On June 28, 2007, Sutton Hill Properties LLC (“SHP”), one of our consolidated subsidiaries, entered into a $15.0 million loan that is secured by SHP’s interest in the Cinemas 1, 2 & 3 land and building.  SHP is owned 75% by Reading and 25% by Sutton Hill Capital, LLC (“SHC”), a joint venture indirectly wholly owned by Mr. James J. Cotter, our Chairman and Chief Executive Officer, and Mr. Michael Forman.  Under the terms of the credit agreement, this loan bears a fixed interest rate of 6.73% per annum payable monthly.  The loan matures on July 11, 2012.  No principal payments are due until maturity.  SHP distributed the proceeds of the loan to Reading and to SHC in the amount of $10.6 million and $3.5 million, respectively.  Because the cash flows from SHP are currently insufficient to cover its obligations, Reading and Sutton Hill Capital, LLC, have agreed to contribute the capital required to service the debt.  Reading will be responsible for 75% and SHC will be responsible for 25% of such capital payments.  Interest payments for this loan are required on a monthly basis.

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

Borrowings under the Credit Facility bear interest at a rate equal to either (i) the Index Rate (defined as the higher of the Wall Street Journal prime rate and the federal funds rate plus 50 basis points), or (ii) LIBOR (as defined in the Credit Facility), at the election of Borrower, plus, in each case, a margin determined by reference to Borrower's Leverage Ratio (as defined in the Credit Facility) that ranges between prime rate plus 2.00% and prime rate plus 2.75%, and between LIBOR plus 3.25% and LIBOR plus 3.50%, respectively. At present, we have elected to use the LIBOR plus 3.50% as our interest-borrowing rate.  We are required to swap no less than 50% of our variable rate drawdowns for the first two years of this loan agreement.  For further information regarding our swap agreements, see Note 13 – Derivative Instruments.

Borrowings under the Credit Facility may be prepaid at any time without penalty, subject to certain minimums and payment of any LIBOR funding breakage costs.  Borrower will be required to pay an unused commitment fee equal to 0.50% per annum on the actual daily-unused portion of the revolving loan facility, payable quarterly in arrears.  Outstanding letters of credit under the Credit Facility are subject to a fee of the applicable LIBOR rate in effect per annum on the face amount of such letters of credit, payable quarterly in arrears.  Borrower will be required to pay standard fees with respect to the issuance, negotiation, and amendment of letters of credit issued under the letter of credit facility.  In accordance with the prepayment provisions of the credit agreement, during 2009 and 2008, we paid down on the facility by $8.3 million and $9.0 million, respectively.  This includes a prepayment of the annual cash flow draw of $7.8 million and $6.0 million, respectively, and a pay down of the overall facility by an additional $500,000 and $3.0 million, respectively.

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

Liberty Theaters Term Loan

On March 17, 2008, we entered into a $7.1 million loan agreement with a financial institution, secured by our Royal George Theatre in Chicago, Illinois and our Minetta Lane Theatre and Orpheum Theatre in New York.  The loan has a 5-year term loan that accrues a 6.20% interest rate payable monthly in arrears.  We incurred deferred financing costs of $527,000 related to our borrowings of this loan.  The loan agreement requires only monthly principal and interest payments along with self-reported annual financial statements.

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

The Nationwide Note 1 is subject to certain adjustments.  At December 31, 2009, these adjustments have resulted in a net reduction of $3.5 million in the principal amount of the $8.0 million portion of the note, comprised of a reduction in the amount of $6.3 million in 2008, a further reduction of $226,000 during the first quarter of 2009, and an additional advance of $3.0 million (such advance was used to pay down a portion of the GE Capital Term Loan discussed above).  On February 12, 2010, the Nationwide Note 1 was further reduced by $4.2 million (see Note 27 – Subsequent Events).

The Nationwide Note 1 bears interest (i) as to $4.5 million of principal at the annual rates of 7.50% for the first three years and 8.50% thereafter and (ii) as to $13.0 million of principal at the annual rates of 6.50% through July 31, 2009 and 8.50% thereafter.  Accrued interest is due and payable on February 21, 2011 and thereafter on the last day of each calendar quarter, commencing on June 30, 2011.  The entire principal amount is due and payable upon maturity, subject to our right to prepay at any time without premium or penalty and to the requirement that, under certain circumstances, we make mandatory prepayments equal to a portion of free cash flow generated by the acquired theaters.  The loan is recourse only to RCHI and its assets, which include all of the Hawaii theaters and certain of the California theaters acquired from the Sellers and our Manville and Dallas Angelika Theaters.  The inception to date accrued interest payable for this loan and the US Nationwide Loan 2 was $2.4 million and included in the loan balances at December 31, 2009.

US Nationwide Loan 2

In connection with the acquisition, the Sellers also committed to loan to RDI up to $3.0 million in two draws of $1.5 million each, one of which was drawn on July 21, 2008 and the other of which may be drawn on or before July 31, 2009.  To preserve our right to drawn down on the second portion of the loan, we gave notice to the Sellers of our desire to potentially drawn down on the facility, but we have not yet drawn down the $1.5 million.  This loan bears an interest rate of 8.50%, compounded annually.  The loan and accrued interest are due and payable, in full, on February 21, 2011, subject to our right to prepay the loan without premium or penalty.

Sutton Hill Capital Note 1

In connection with the City Cinemas Transaction, on September 14, 2004, we issued a $5.0 million promissory note to SHC that carries an interest rate at December 31, 2009, of 10.25% per annum, which is indexed, to the annual consumer price index with interest only payments payable monthly and a balloon principal payment due on the loan maturity date.  The loan maturity date has been extended three times and is currently due on December 31, 2010.  We used the proceeds to in part invest in 205-209 East 57th Street Associates, LLC a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan.  Interest payments for this loan are required on a monthly basis.  We are currently in negotiations with SHC to extend the term of this note.

Sutton Hill Capital Note 2

On September 19, 2005, we issued a $9.0 million promissory note, bearing interest at a fixed rate of 8.25% with interest only payments payable monthly and a balloon principal payment due on December 31, 2010, the loan maturity date, in exchange for the tenant’s interest in the ground lease estate that is currently between (i) our fee ownership of the underlying land and (ii) our current possessory interest as the tenant in the building and improvements constituting the Cinemas 1, 2 & 3 in Manhattan.  This tenant’s ground lease interest was purchased from Sutton Hill Capital LLC (“SHC”).  As SHC is a related party to our corporation, our Board’s Audit and Conflicts Committee, comprised entirely of outside independent directors, and subsequently our entire Board of Directors unanimously approved issuance of debt in connection with the purchase of the property.  The Cinemas 1, 2 & 3 is located on 3rd Avenue between 59th and 60th Streets.  Interest payments for this loan are required on a monthly basis.  We are currently in negotiations with SHC to extend the term of this note.

Union Square Theatre Term Loan

On December 4, 2006, we renegotiated our loan agreement, which is secured by our Union Square Theatre in Manhattan.  The new loan increased our borrowing amount from $3.2 million to $7.5 million and reduced our annual interest rate from 7.31% to 6.26%.  This three-year term loan requires monthly scheduled principal and interest payments.  We owed $6.9 million and $7.1 million on this term loan for the years ended December 31, 2009 and 2008, respectively.  While this loan is structured as a limited recourse liability (the only collateral being our Union Square building and the tenant leases with respect to that building), this limited recourse structure is somewhat offset by our inter-company obligation under the lease of the live theater portion of the building, which provides for an annual rent of $546,000.  Interest payments for this loan are required on a monthly basis.  This loan was scheduled to mature on December 31, 2009, but, pursuant to our request, the bank extended the maturity date by 90 days (three 30-day extensions) to maturity date, April 1, 2010.  We are currently in the process of securing similar financing from another lender and we believe that we will be able to obtain that financing by the end of the extension period.

Summary of Notes Payable

Our aggregate future principal loan payments are as follows (dollars in thousands):

Year Ending December 31,
2010	$21,914
2011	94,929
2012	26,625
2013	55,522
2014	90
Thereafter	27,913
Total future principal loan payments	$226,993

Since approximately $101.9 million of our total debt of $227.0 million at December 31, 2009 consisted of debt denominated in Australian and New Zealand dollars, the U.S dollar amounts of these repayments will fluctuate in accordance with the relative values of these currencies.

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

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2009:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$35,500,000	2.854%	0.250%	April 1, 2011
Interest rate swap	$43,306,000	4.550%	4.328%	December 31, 2011
Interest rate cap	$23,318,000	4.550%	4.328%	December 31, 2011

In accordance with FASB ASC 815-20 – Derivatives and Hedging, we marked our interest swap instruments to market on the consolidated balance sheet resulting in a $1.4 million decrease to interest expense during 2009, $2.1 million increase to interest expense during 2008, and a $320,000 decrease to interest expense during 2007.  At December 31, 2009, we recorded the fair market value of an interest rate swap and a cap of $766,000 as other long-term assets and an interest rate swap of $785,000 as an other long-term liability.  At December 31, 2008, we recorded the fair market value of our interest rate swaps at $1.4 million as an other long-term liability.  In accordance with FASB ASC 815-20, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 14 - Income Taxes

Income (loss) before income tax expense includes the following (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$10,870	$(12,521)	$1,393
Foreign	(2,821)	(4,516)	(3,000)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	$8,049	$(17,037)	$(1,607)
Net income attributable to noncontrolling interests:
United States	(359)	(501)	(656)
Foreign	(29)	(119)	(347)
Equity earnings and gain on sale of unconsolidated subsidiary:
United States	421	(146)	1,328
Foreign	(36)	3,093	1,217
Income (loss) before income tax expense	$8,046	$(14,710)	$(65)

Significant components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Current income tax expense
Federal	$690	$900	$510
State	320	187	511
Foreign	942	1,012	1,017
Total	1,952	2,099	2,038
Deferred income tax expense
Federal	--	--	--
State	--	--	--
Foreign	--	--	--
Total	--	--	--
Total income tax expense	$1,952	$2,099	$2,038

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate.  The components of the deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
Components of Deferred Tax Assets and Liabilities	2009	2008
Deferred Tax Assets:
Net operating loss carry forwards	$45,980	$39,168
Impairment reserves	3,415	2,469
Alternative minimum tax carry forwards	3,752	3,752
Installment sale of cinema property	5,070	5,070
Deferred revenue and expense	2,245	6,101
Other	21	8,310
Total Deferred Tax Assets	60,483	64,870

Deferred Tax Liabilities:
Acquired and option properties	880	4,932
Net deferred tax assets before valuation allowance	59,603	59,938
Valuation allowance	(59,603)	(59,938)
Net deferred tax asset	$--	$--

In accordance with FASB ASC 740-10 – Income Taxes (“ASC 740-10”), we record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  ASC 740-10 presumes that a valuation allowance is required when there is substantial negative evidence about realization of deferred tax assets, such as a pattern of losses in recent years, coupled with facts that suggest such losses may continue.  Because of such negative evidence available for the U.S. and other countries, as of December 31, 2009 we recorded a full valuation allowance of $59.6 million.

As of December 31, 2009, we had the following U.S. net operating loss carry forwards (dollars in thousands):

Expiration Date	Amount
2018	$4
2019	1,320
2021	198
2022	1,495
2025	28,345
2028	1,196
2029	12,604
Total net operating loss carry forwards	$45,162

In addition to the above net operating loss carry forwards having expiration dates, we have the following carry forwards that have no expiration date at December 31, 2009:

•	approximately $3.7 million in alternative minimum tax credit carry forwards;

•	approximately $57.2 million in Australian loss carry forwards; and

•	approximately $6.4 million in New Zealand loss carry forwards.

We disposed of our Puerto Rico operations during 2005 and plan no further investment in Puerto Rico for the foreseeable future.  We have approximately $22.0 million in Puerto Rico loss carry forwards expiring no later than 2016.  No material future tax benefits from Puerto Rico loss carry forwards can be recognized by the Company unless it re-enters the Puerto Rico market.

We expect no other substantial limitations on the future use of U.S. or foreign loss carry forwards except for reductions in unused U.S. loss carry forwards that may occur in connection with the 1996 Tax Audit described in Note 19 - Commitments and Contingencies.

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

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Expected tax provision (benefit)	$2,817	$(5,149)	$(23)
Reduction (increase) in taxes resulting from:
Change in valuation allowance	(4,509)	4,179	(768)
Expired foreign loss carry forward	1,847	2,283	1,760
Foreign tax provision	942	1,012	1,017
Tax effect of foreign tax rates on current income	528	(464)	(60)
State and local tax provision	320	187	511
Other items	7	51	(399)
Actual tax provision	$1,952	$2,099	$2,038

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  No current or cumulative earnings were available for distribution in the Reading New Zealand consolidated group of subsidiaries or in the Puerto Rico subsidiary as of December 31, 2009.  The Reading Australia consolidated group of subsidiaries generated earnings in 2009, but had no cumulative earnings available for distribution.  We have provided $453,000 in foreign withholding taxes connected with these current retained earnings.

We have accrued $12.0 million in income tax liabilities as of December 31, 2009, of which $5.0 million has been classified as income taxes payable and $7.0 million have been classified as non-current tax liabilities.  As part of non-current tax liabilities, we have accrued $6.1 million in accordance with the cumulative probability approach prescribed by FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions in connection with the “Appeal of IRS Deficiency Notices” and we believe that the possible total settlement amount will be between $6.1 million and $63.1 million (see Note 19 – Commitments and Contingencies).  We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes described in Note 15 – Other Liabilities.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ending December 31, 2009, December 31, 2008, and December 31, 2007 (dollars in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Unrecognized tax benefits – gross beginning balance	$11,271	$11,417	$10,857
Gross increases – prior period tax provisions	92	--	47
Gross decreases – prior period tax positions	--	(146)	--
Gross increases – current period tax positions	219	--	513
Settlements	--	--	--
Statute of limitations lapse	(170)	--	--
Unrecognized tax benefits – gross ending balance	11,412	11,271	11,417

We adopted FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“ASC 740-10-25”) on January 1, 2007.  As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007.  As of that date, we also reclassified approximately $4.0 million in reserves from current taxes liabilities to noncurrent tax liabilities.  Interest and/or penalties related to income tax matters are recorded as part of income tax expense.  We had approximately $10.8 million of gross tax benefits and $1.7 million of tax interest unrecognized on the financial statements as of the date of adoption, mostly reflecting operating loss carry forwards and the IRS litigation matter described below.  Of the $12.5 million total gross unrecognized tax benefits at January 1, 2007, $4.5 million would impact the effective tax rate if recognized.  The remaining balance consists of items that would not impact the effective tax rate due to the existence of the valuation allowance.  We recorded an increase to our gross unrecognized tax benefits of approximately $0.6 million and an increase to tax interest of approximately $0.6 million during the period January 1, 2007 to December 31, 2007.  Of the $11.3 million gross unrecognized tax benefit at December 31, 2008, $3.1 million would impact the effective rate if recognized.  We further recorded a decrease to our gross unrecognized tax benefits of approximately $0.1 million and an increase to tax interest of approximately $0.9 million during the period January 1, 2008 to December 31, 2008, and the total balance at December 31, 2008 was approximately $14.5 million (of which approximately $3.2 million represents IRS interest).  We further recorded an increase to our gross unrecognized tax benefits of approximately $0.2 million and an increase to tax interest of approximately $0.6 million during the period January 1, 2009 to December 31, 2009, and the total balance at December 31, 2009 was approximately $15.3 million (of which approximately $3.8 million represents IRS interest).  Of the $11.4 million gross unrecognized tax benefit at December 31, 2009, $3.2 million would impact the effective tax rate if recognized.

Our company and subsidiaries are subject to U.S. federal income tax, income tax in various U.S. states, and income tax in Australia, New Zealand, and Puerto Rico.

Generally, changes to our federal and most state income tax returns for the calendar year 2005 and earlier are barred by statutes of limitations.  Certain domestic subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us.  These subsidiaries were examined by IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years.  We are contesting these deficiencies in Tax Court.  Our income tax returns of Australia filed since inception in 1995 are open for examination.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2004 and afterward generally remain open for examination as of December 31, 2009.  The income tax returns of certain New Zealand subsidiaries had been under examination for years 2002 through 2004 but the examination has concluded with no material tax assessment.

We anticipate that within 12 months following December 31, 2009 our gross unrecognized tax benefits will decrease by approximately $8.2 million, reflecting a reduction in available loss carryforwards related to the 1996 Tax Audit described in Note 19 – Commitments and Contingencies.  Because of valuation allowances, the decrease will not impact the effective tax rate.  We anticipate no other significant change to our gross unrecognized tax benefits caused by settlement of audits or expiration of statutes of limitations.

Note 15 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	December 31,
	2009	2008
Current liabilities
Security deposit payable	$143	$210
Contractual commitment loss	321	--
Other	(7)	(9)
Other current liabilities	$457	$201
Other liabilities
Foreign withholding taxes	$5,944	$5,748
Straight-line rent liability	6,199	5,022
Option liability	--	1,117
Environmental reserve	1,656	1,656
Accrued pension	3,912	2,946
Interest rate swap	785	1,439
Acquired leases	4,042	4,612
Other payable	2,603	--
Other	711	1,064
Other liabilities	$25,852	$23,604

Note 16 – Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB ASC 820-10 – Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 does not establish requirements for any new fair value measurements, but it does apply to existing accounting pronouncements in which fair value measurements are already required.  ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  We adopted the provisions of ASC 820-10 as of January 1, 2008, for financial instruments.  Although the adoption of ASC 820-10 has not materially impacted our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

ASC 820-10 (see Note 2 –Summary of Significant Accounting Policies) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Level 2 Fair Value Measurements –

Investment in Marketable Securities in an Inactive Market – At December 31, 2008, our investment in Available For Sale Securities includes common shares in an Australian Company that were subject to a tender offer from a publicly traded Company in Australia that is actively traded.  Based on the exchange ratio provided for the open tender offer and the related market quote on December 31, 2008, the fair value of our Available for Sale Securities was derived.

Interest Rate Swaps – The fair value of interest rate swaps are estimated using internal discounted cash flow calculations based upon forward interest rate curves, which are corroborated by market data, and quotes obtained from counterparties to the agreements.

Level 3 Fair Value Measurements – we do not have any assets or liabilities that fall into this category.

As of December 31, 2009, we held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, available for sale securities, and interest rate derivative contracts.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less.  Derivative instruments are related to our economic hedge of interest rates.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in Australia.

The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate fell above the strike rate of the interest rate cap agreement.  The variable interest rates used in the calculation of projected receipts on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2009 and 2008, respectively (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	2009	2008	2009	2008
Investment in marketable securities	1	$3,120	$141	$3,120	$141
Investment in marketable securities in an inactive market	2	$--	$2,959	$--	$2,959
Interest rate swaps asset	2	$766	$--	$766	$--
Interest rate swaps liability	2	$785	$1,439	$785	$1,439

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at December 31, 2009 and 2008 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2009	2008	2009		2008
Cash	$24,612	$30,874		$24,612		$30,874
Accounts receivable	$9,458	$7,868		$9,458		$7,868
Restricted cash	$321	$1,656		$321		$1,656
Accounts and film rent payable	$22,199	$20,485		$22,199		$20,485
Notes payable	$185,080	$173,615		$172,946		$169,634
Notes payable to related party	$14,000	$14,000	$	N/A	$	N/A
Subordinated debt	$27,913	$51,547		$20,416		$39,815
Investment in Marketable Securities	$3,120	$3,100		$3,120		$3,100
Interest rate swaps asset	$766	$--		$766		$--
Interest rate swaps liability	$785	$1,439		$785		$1,439

For purposes of this fair value disclosure, we based our fair value estimate for notes payable and subordinated debt on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of December 31, 2009 for debt with similar risk characteristics and maturities.

Note 17 – Lease Agreements

Most of our cinemas conduct their operations in leased facilities.  Fourteen of our nineteen operating multiplexes in Australia, five of our nine cinemas in New Zealand, and all but one of our cinemas in the United States are in leased facilities.  These cinema leases have remaining terms inclusive of options of 3 to 40 years.  Certain of our cinema leases provide for contingent rentals based upon a specified percentage of theater revenue with a guaranteed minimum.  Substantially all of our leases require the payment of property taxes, insurance, and other costs applicable to the property.  We also lease office space and equipment under non-cancelable operating leases.  All of our leases are accounted for as operating leases and accordingly, we have no leases of facilities that require capitalization.

We determine the annual base rent expense of our cinemas by amortizing total minimum lease obligations on a straight-line basis over the lease terms.  Base rent expense and contingent rental expense under the operating leases totaled approximately $27.5 million and $794,000 for 2009, respectively; $26.0 million and $346,000 for 2008, respectively; and $11.9 million and $515,000 for 2007, respectively.  Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consisted of the following at December 31, 2009 (dollars in thousands):

	Minimum Ground Lease Payments	Minimum Premises Lease Payments	Total Minimum Lease Payments
2010	$22,758	$2,792	$25,550
2011	22,482	2,489	24,971
2012	21,006	2,489	23,495
2013	18,608	2,535	21,143
2014	16,698	1,569	18,267
Thereafter	58,727	5,411	64,138
Total minimum lease payments	$160,279	$17,285	$177,564

Since approximately $70.3 million of our total minimum lease payments of $177.6 million as of December 31, 2009 consisted of lease obligations denominated in Australian and New Zealand dollars, the U.S dollar amounts of these obligations will fluctuate in accordance with the relative values of these currencies.

Note 18 – Pension Liabilities

Supplemental Executive Retirement Plan

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

The SERP initially will be unfunded, but Reading may choose to establish one or more grantor trusts from which to pay the SERP benefits.  As such, the SERP benefits are unsecured, general obligations of Reading.  The SERP is administered by the Compensation Committee of the Board of Directors of Reading.  In accordance with FASB ASC 715-30-05 – Defined Benefit Pension Plans (“ASC 715-30-05”), the initial pension benefit obligation of $2.7 million was included in our other liabilities with a corresponding amount of unrecognized prior service cost included in accumulated other comprehensive income on March 1, 2007 (see Note 24 – Comprehensive Income).  The initial benefit obligation was based on a discount rate of 5.75% and a compensation increase rate of 3.5%.  The $2.7 million is being amortized as a prior service cost over the estimated service period of 10 years combined with an annual interest cost.  For the years ended December 31, 2009, 2008 and 2007, we recognized $160,000, $153,000, and $129,000, respectively, of interest cost and $304,000, $304,000, and $253,000, respectively, of amortized prior service cost.  For the years ended December 31, 2009 and 2008, we recognized $20,000 and $18,000, respectively, of amortized net gain.  The balance of the other liability for this pension plan was $3.4 million and $2.6 million at December 31, 2009 and 2008, respectively, and the accumulated unrecognized prior service costs included in other comprehensive income balance was $2.1 million and $1.7 million at December 31, 2009 and 2008, respectively.  The December 31, 2009 and 2008 values of the SERP are each based on a discount rate of 6.25% and an annual compensation growth rate of 3.50%.

The change in the SERP pension benefit obligation and the funded status for the year ending December 31, 2009 and 2008 are as follows (dollars in thousands):

Change in Benefit Obligation	For the year ending December 31, 2009
Benefit obligation at January 1, 2009	$2,566
Service cost	--
Interest cost	160
Actuarial loss	702
Benefit obligation at December 31, 2009	3,428
Plan assets	--
Funded status at December 31, 2009	$(3,428)

Change in Benefit Obligation	For the year ending December 31, 2008
Benefit obligation at January 1, 2008	$2,445
Service cost	--
Interest cost	153
Actuarial gain	(32)
Benefit obligation at December 31, 2008	2,566
Plan assets	--
Funded status at December 31, 2008	$(2,566)

Amount recognized in balance sheet consists of (dollars in thousands):

	At December 31, 2009	At December 31, 2008
Noncurrent assets	$--	$--
Current liabilities	7	6
Noncurrent liabilities	3,421	2,560

Items not yet recognized as a component of net periodic pension cost consist of (dollars in thousands):

	At December 31, 2009	At December 31, 2008
Unamortized actuarial (gain) loss	$323	$(399)
Prior service costs	1,840	2,144
Accumulated other comprehensive loss	2,163	1,745

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows (dollars in thousands):

Net periodic benefit cost	From January 1, 2009 to December 31, 2009	From January 1, 2008 to December 31, 2008
Service cost	$--	$--
Interest cost	160	153
Expected return on plan assets	--	--
Amortization of prior service costs	304	304
Amortization of net gain	(20)	(18)
Net periodic benefit cost	$444	$439
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss	$702	$(32)
Prior service cost	--	--
Amortization of prior service cost	(304)	(304)
Amortization of net gain	20	18
Total recognized in other comprehensive income	$418	$(318)
Total recognized in net periodic benefit cost and other comprehensive income	$862	$121

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $0 and $304,000, respectively.

The following weighted average assumptions were used to determine the plan benefit obligations at December 31, 2009 and 2008:

	2009	2008
Discount rate	5.85%	6.25%
Rate of compensation increase	3.50%	3.50%

The following weighted-average assumptions were used to determine net periodic benefit cost for the year ended December 31, 2009 and 2008:

	2009	2008
Discount rate	6.25%	6.25%
Expected long-term return on plan assets	0.00%	0.00%
Rate of compensation increase	3.50%	3.50%

The benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the following periods (dollars in thousands):

Pension Payments
2010	$7
2011	15
2012	23
2013	32
2014	40
Thereafter	3,795
Total pension payments	$3,912

Other Pension Liabilities

In addition to the aforementioned SERP, Mr. S. Craig Tompkins has a vested interest in the pension plan originally established by Craig Corporation prior to its merger with our company of $192,000 and $188,000 at December 31, 2009 and 2008, respectively.  The balance accrues interest at 30 day LIBOR and is maintained as an unfunded Executive Pension Plan obligation included in other liabilities.  Additionally, as part of his employment agreement, Mr. John Hunter, our Chief Operating Officer, has a vested interest in a pension plan that currently accrues $100,000 per year and has a balance of $292,000.

Note 19 - Commitments and Contingencies

Unconsolidated Joint Venture Loans

The following section describes any loans associated with our investments in unconsolidated joint ventures.  As these investments are unconsolidated, any associated bank loans are not reflected in our Consolidated Balance Sheet at December 31, 2009.  Each loan is without recourse to any assets other than our interests in the individual joint venture.

Rialto Distribution.  We are the 33.3% co-owners of the assets of Rialto Distribution.  At December 31, 2009 and 2008, the total line of credit was $1.5 million (NZ$2.0 million) and $1.2 million (NZ$2.0 million), respectively, and had an outstanding balance of $979,000 (NZ$1.4 million) and $785,000 (NZ$1.4 million), respectively.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Construction Commitments

During 2008, associated with the development of our Indooroopilly, Brisbane, Australia property, we had entered into a construction agreement related to its redevelopment.  Obligations under this agreement were contingent upon the completion of the services within the guidelines specified in the agreement.  During 2009, we paid off the entire balance of this construction debt facility (see Note 12 - Notes Payable).

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

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”).  The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG.  As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE.  This proposed change would result in an additional tax liability for CRG of approximately $20.9 million plus interest of approximately $25.5 million as of December 31, 2009.  In addition, this proposal would result in California tax liability of approximately $5.4 million plus interest of approximately $7.3 million as of December 31, 2009.  Accordingly, this proposed change represented, as of December 31, 2009, an exposure of approximately $59.1 million.

Moreover, California has “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income.  While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers.  Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $63.1 million.  We have accrued $6.1 million in accordance with the cumulative probability approach prescribed in ASC 740-10-25 in relation to this exposure and believe that the possible total settlement amount will be between $6.1 million and $63.1 million.

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

We intend to litigate aggressively the Stater matter in the U.S. Tax Court.  A case was filed with the court on September 26, 2006 for each respective N/D.  While there are always risks in litigation, we believe that a settlement at the level currently offered by the IRS would substantially understate the strength of our position and the likelihood that we would prevail in a trial of these matters.  We have filed a motion for summary judgment in the matter.  The trial previously scheduled for March 2010 has been postponed, pending the outcome of our summary judgment motion, and as of this date, no new trial date has been fixed.  It is assumed, however, that if our summary judgment motion is not granted, the case will go to trial in midyear.

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

The N/D issued to RDGE was conceded by RDGE in August 2008.  The net result related to the equipment leasing transaction entered into by RDGE is expected to be a refund of approximately $750,000 in federal alternative minimum tax for the year 1996, along with a payment of payment of approximately $600,000 in  federal and state income taxes, for the years 1997-99, plus interest.

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

We are in the process of remediating certain environmental issues with respect to our 50-acre Burwood site in Melbourne.  That property was at one time used as a brickworks and we have discovered petroleum and asbestos at the site.  During 2007, we developed a plan for the remediation of these materials, in some cases through removal and in other cases through encapsulation.  As of December 31, 2009, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $8.6 million (AUS$9.6 million) and as of that date we had incurred a total of $6.6 million (AUS$7.4 million) of these costs.  We do not believe that this has added materially to the overall development cost of the site, as much of the work is being done in connection with the excavation and other development activity already contemplated for the property.

Mackie Litigation

On November 7, 2005, we were sued in the Supreme Court of Victoria at Melbourne by a former construction contractor with respect to the discontinued development of an ETRC at Frankston, Victoria.  The action is entitled Mackie Group Pty Ltd v. Reading Properties Pty Ltd, and in it the former contractor seeks payment of a claimed fee in the amount of $898,000 (AUS$1.0 million).  We do not believe that any such fee is owed, and are contesting the claim.  Discovery has now been completed by both parties.  We have offered in settlement an amount of $781,000 (AUS$870,000) and they have countered with an amount of $1.1 million (AUS$1.2 million).  In relation to this claim, we have accrued a litigation related loss of $781,000 (AUS$870,000) at December 31, 2009.

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

Attempts to mediate the dispute have not been successful.  The trial date on this matter is set for March 17, 2010.  We believe that we have adequate support for our position and that a reserve for these claims is not required as the likelihood of an unfavorable outcome is not probable and reasonably capable of being estimated.

Malulani Investments Litigation

In December 2006, we and Magoon Acquisition and Development, LLC, another noncontrolling shareholder in Malulani Investments, Limited (“MIL”) commenced a lawsuit against certain officers and directors of MIL alleging various direct and derivative claims for breach of fiduciary duty and waste and seeking, among other things, access to various company books and records.  As certain of these claims were brought derivatively, MIL was also named as a defendant in that litigation.  That case was brought in the Circuit Court of the First Circuit Hawaii, in Honolulu, and is called Magoon Acquisition & Development, LLC; a California limited liability company, Reading International, Inc.; a Nevada corporation, and James J. Cotter vs. Malulani Investments, Limited, a Hawaii Corporation, Easton T. Mason; John R. Dwyer, Jr.; Philip Gray; Kenwei Chong (Civil No. 06-1-2156-12 (GWBC).

On July 2, 2009, Magoon LLC and we entered into a settlement agreement (the “Settlement Terms”) with respect to the MIL Litigation.  Under the Settlement Terms, Magoon LLC and we received $2.5 million in cash, a $6.75 million three-year 6.25% secured promissory note issued by The Malulani Group (“TMG”), the parent company of MIL, and a ten-year “tail interest” in MIL and TMG in exchange for the transfer of all ownership interests in MIL and TMG held by both Magoon, LLC and RDI and for the release of all claims against the defendants in this matter.  The tail interest allows us to participate in certain distributions made by MIL or TMG, and in certain cases, the distributions received by shareholders of MIL or TMG.  The tail interest, however, continues only for a period of ten years and we cannot assure that we will in fact receive any distributions from this tail interest.  As a result of this transaction, during 2009, we recorded a $268,000 gain on the transfer of our ownership interest in MIL and $2.6 million of other operating income for the recovery of previously expensed litigation costs.

Pursuant to the Settlement Terms, we transferred all of our interests in MIL to TMG and Magoon LLC transferred all of its interest in MIL and TMG to TMG, and there was a mutual release of claims.  Mr. Cotter, our Chairman, Chief Executive Officer and principal shareholder and a director of MIL, simultaneously settled his related claims for mutual general releases and resigned from the Board of Directors of MIL.

Under the terms of our Amended and Restated Shareholder Agreement with Magoon LLC, we are entitled to receive, on a priority basis, 100% of any proceeds from any disposition of the shares in MIL and TMG held by us or Magoon LLC until we (Reading) have recouped substantially all of our litigation costs and the cost of our investment in MIL.  Accordingly, we were entitled to all of the cash proceeds of the settlement, plus we are entitled to distributions with respect to the promissory note until we recoup both our litigation costs and the cost of our investment.  Thereafter, Magoon LLC will receive distributions under the promissory note and the tail interest (if any) until it has recouped its investment in MIL and TMG.  Thereafter, distributions under the tail interest, if any, will be shared between Magoon LLC and us in accordance with the sharing formula set forth in the Amended and Restated Shareholder Agreement between Magoon LLC and us.

Note 20 – Noncontrolling interests

Noncontrolling interests in our consolidated subsidiaries are comprised of the following:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) owned by a subsidiary of iDNA

•	25% noncontrolling interest in Australian Country Cinemas by 21st Century Pty, Ltd

•	33% noncontrolling interest in the Elsternwick joint venture by Champion Pictures Pty Ltd

•	15% to 27.5% subordinated noncontrolling interest in the Landplan Property Partners, Ltd by Landplan Property Group, Ltd

•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, LLC

The components of noncontrolling interest are as follows (dollars in thousands):

	December 31,
	2009	2008
AFC LLC	$1,135	$1,529
Australian Country Cinemas	255	142
Elsternwick unincorporated joint venture	139	114
Landplan Property Partners	--	117
Sutton Hill Properties	(155)	(85)
Noncontrolling interests in consolidated subsidiaries	$1,374	$1,817

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	December 31,
	2009	2008	2007
AFC	$606	$622	$742
Australian Country Cinemas	152	146	112
Elsternwick unincorporated joint venture	34	31	21
Landplan Property Partners	(157)	(59)	214
Sutton Hill Properties	(247)	(120)	(86)
Net income attributable to noncontrolling interests	$388	$620	$1,003

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 810-10-65 – Noncontrolling Interests (“ASC 810-10-65”).  ASC 810-10-65 requires that amounts formerly reported as minority interests in the Company’s consolidated financial statements be reported as noncontrolling interests.  This adoption resulted in modifications to the reporting of noncontrolling interests in the Consolidated Financial Statements.

The adoption of ASC 810-10-65 had an impact on the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements.  As a result of the retrospective presentation and disclosure requirements of ASC 810-10-65, the Company is required to reflect the change in presentation and disclosure for all periods presented retrospectively.

A summary of the effect of retrospective adjustments on controlling and noncontrolling stockholders’ equity are as follows (dollars in thousands):

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2007	$107,659	$2,603	$110,262
Net income (loss)	(2,103)	1,003	(1,100)
Increase in additional paid in capital	3,531	3,050	6,581
Distributions to noncontrolling stockholders	--	(3,870)	(3,870)
Adjustment to accumulated deficit for adoption of ASC 740-10-25	(509)	--	(509)
Accumulated other comprehensive income	12,784	49	12,833
Equity at – December 31, 2007	$121,362	$2,835	$124,197
Net income (loss)	(16,809)	620	(16,189)
Increase in additional paid in capital	1,976	--	1,976
Distributions to noncontrolling stockholders	--	(1,585)	(1,585)
Accumulated other comprehensive income	(38,899)	(53)	(38,952)
Equity at – December 31, 2008	$67,630	$1,817	$69,447
Net income	6,094	388	6,482
Increase in additional paid in capital	929	175	1,104
Distributions to noncontrolling stockholders	--	(1,147)	(1,147)
Accumulated other comprehensive income	34,236	141	34,377
Equity at – December 31, 2009	$108,889	$1,374	$110,263

Landplan Property Partners, Ltd

In 2006, we formed Landplan Property Partners, Ltd, referred to as “Reading Landplan,” to identify, acquire and develop or redevelop properties on an opportunistic basis.  In connection with the formation of Reading Landplan, we entered into an agreement with Mr. Doug Osborne pursuant to which (i) Mr. Osborne will serve as the chief executive officer of Reading Landplan and (ii) Mr. Osborne’s affiliate, Landplan Property Group, Ltd (“LPG”), will perform certain property management services for Reading Landplan.  The agreement provides for Mr. Osborne to hold an equity interest in the entities formed to hold these properties; such equity interest to be (i) subordinate to our right to an 11% compounded return on investment and (ii) subject to adjustment depending upon various factors including the term of the investment and the amount invested.  Generally speaking, this equity interest will range from 27.5% to 15%.  During 2006, Reading Landplan acquired one property in Indooroopilly, Brisbane, Australia.  During 2007, Reading Landplan acquired two properties in New Zealand; the first called the Lake Taupo Motel and the other is a parcel of land called the Manukau property.  During 2008, Reading Landplan acquired or entered into agreements to acquire four contiguous properties of approximately 50,000 square feet, which we intend to develop.  During 2009, Reading Landplan entered into an agreement to acquire an adjoining parcel of land to our Manukau property.  Due to the impact of the economic downturn in New Zealand, the value of Mr. Osborne’s equity interest was determined to be zero at December 31, 2009.

Note 21 - Common Stock

Our common stock trades on the NASDAQ under the symbols RDI and RDIB which are our Class A (non-voting) and Class B (voting) stock, respectively.  Our Class A (non-voting) has preference over our Class B (voting) share upon liquidation.  No dividends have ever been issued for either share class.

2009 Common Stock Activity

During the 2009, we issued 146,017 shares of Class A Stock to certain executive employees associated with their prior years’ stock bonuses.  Additionally, 98,949 shares of Class A Stock which were previously held as treasury shares were canceled during 2009.

For the stock options exercised during 2009, we issued for cash to an employee of the corporation under our employee stock option plan 3,000 shares of Class A Stock at an exercise price of $3.80 per share.

2007 Common Stock Activity

On December 31, 2007, in recognition of the vesting of one-half of his 2006 and one-half of his 2005 stock grants, we issued to Mr. Cotter 15,133 and 16,047 shares, respectively, of Class A Stock, which had a stock grant price of $8.26 and $7.79 per share and fair market values of $151,000 and $160,000, respectively.

For the stock options exercised during 2007, we issued for cash to an employee of the corporation under our employee stock option plan 6,250 shares of Class A Stock at an exercise price of $4.01 per share.

Note 22 – Business Segments and Geographic Area Information

The table below sets forth certain information concerning our cinema operations and our real estate operations (which includes information relating to both our real estate development, retail rental and live theater rental activities) for the three years ended December 31, 2009 (dollars in thousands):

Year Ended December 31, 2009	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$201,388	$25,269	$(9,643)	$217,014
Operating expense	165,707	11,994	(9,643)	168,058
Depreciation & amortization	10,816	3,686	--	14,502
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
Impairment expense	--	3,217	--	3,217
Contractual commitment loss	--	1,092	--	1,092
General & administrative expense	2,645	1,063		3,708
Segment operating income	$22,220	$3,668	$--	$25,888

Year Ended December 31, 2008	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$181,188	$23,694	$(7,828)	$197,054
Operating expense	153,064	9,791	(7,828)	155,027
Depreciation & amortization	13,702	4,200	--	17,902
Impairment expense	351	3,968	--	4,319
General & administrative expense	3,834	1,121	--	4,955
Segment operating income	$10,237	$4,614	$--	$14,851
Year Ended December 31, 2007	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$103,467	$21,887	$(6,119)	$119,235
Operating expense	83,875	8,324	(6,119)	86,080
Depreciation & amortization	6,942	4,418	--	11,360
General & administrative expense	3,195	831	--	4,026
Segment operating income	$9,455	$8,314	$--	$17,769

Reconciliation to net income (loss):	2009	2008	2007
Total segment operating income	$25,888	$14,851	$17,769
Non-segment:
Depreciation and amortization expense	666	656	561
General and administrative expense	13,851	16,483	12,059
Other operating income	(2,551)	--	--
Operating income (loss)	13,922	(2,288)	5,149
Interest expense, net	(14,572)	(15,740)	(8,163)
Other income (expense)	(2,015)	991	(505)
Gain on disposal of discontinued operations	--	--	1,912
Income tax expense	(1,952)	(2,099)	(2,038)
Equity earnings of unconsolidated joint ventures and entities	117	497	2,545
Gain on sale of unconsolidated joint venture	268	2,450	--
Gain on extinguishment of debt	10,714	--	--
Net income (loss)	$6,482	$(16,189)	$(1,100)
Net income attributable to noncontrolling interests	(388)	(620)	(1,003)
Net income (loss) attributable to Reading International, Inc. common shareholders	$6,094	$(16,809)	$(2,103)

Summary of assets:	2009	2008
Segment assets	$375,628	$345,585
Corporate assets	30,789	26,285
Total Assets	$406,417	$371,870

Summary of capital expenditures:	2009	2008	2007
Segment capital expenditures	$5,584	$74,951	$42,244
Corporate capital expenditures	102	216	170
Total capital expenditures	$5,686	$75,167	$42,414

The cinema results shown above include revenue and operating expense directly linked to our cinema assets.  The real estate results include rental income from our properties and live theaters and operating expense directly linked to our property assets.

The following table sets forth the book value of our property and equipment by geographical area (dollars in thousands):

	December 31,
	2009	2008
Australia	$101,918	$73,637
New Zealand	36,278	33,869
United States	62,553	66,156
Total property and equipment	$200,749	$173,662

The following table sets forth our revenue by geographical area (dollars in thousands):

	December 31,
	2009	2008	2007
Australia	$80,848	$73,527	$63,657
New Zealand	22,775	23,739	24,371
United States	113,391	99,788	31,207
Total Revenue	$217,014	$197,054	$119,235

Note 23 – Unaudited Quarterly Financial Information (dollars in thousands, except per share amounts)

	First	Second	Third(1)	Fourth(1)
2009	Quarter	Quarter	Quarter	Quarter
Revenue	$47,078	$54,422	$56,067	$59,447
Net income (loss)	$(3,155)	$9,980	$3,276	$(3,619)
Net income (loss) attributable to Reading International, Inc. shareholders	$(3,393)	$9,890	$3,143	$(3,546)
Basic earnings (loss) per share	$(0.15)	$0.44	$0.14	$(0.16)
Diluted earnings (loss) per share	$(0.15)	$0.44	$0.14	$(0.16)

2008
Revenue	$39,726	$53,752	$57,891	$45,685
Net income (loss)	$116	$102	$(1,977)	$(14,430)
Net income (loss) attributable to Reading International, Inc. shareholders	$(226)	$284	$(2,061)	$(14,806)
Basic earnings (loss) per share	$(0.01)	$0.01	$(0.09)	$(0.66)
Diluted earnings (loss) per share	$(0.01)	$0.01	$(0.09)	$(0.66)

(1) The out of period adjustments noted in Note 2 – Summary of Significant Accounting Policies and Note 6 –Property Held For and Under Development results in a net immaterial change to both net income (loss) and to net income (loss) attributable to Reading International, Inc. shareholders for the third and fourth quarters of 2009.

Note 24 - Comprehensive Income (Loss)

US GAAP requires us to classify unrealized gains and losses on equity securities as well as our foreign currency adjustments as comprehensive income.  The following table sets forth our comprehensive income for the periods indicated (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net unrealized gains/(losses) on investments
Reclassification of realized gain on available for sale investments included in net income (loss)	$1,047	$607	$779
Unrealized gain/(loss) on available for sale investments	(523)	(628)	(663)
Net unrealized gains/(losses) on investments	524	(21)	116
Net income (loss)	6,482	(16,189)	(1,100)
Cumulative foreign currency adjustment	34,271	(39,249)	14,780
Accrued pension service (benefit) costs	(418)	318	(2,063)
Comprehensive income (loss)	$40,859	$(55,141)	$11,733
Net income attributable to noncontrolling interests	(388)	(620)	(1,003)
Comprehensive income attributable to noncontrolling interests	(141)	53	(49)
Comprehensive income (loss) attributable to Reading International, Inc.	$40,330	$(55,708)	$10,681
Note 25 - Future Minimum Rental Income

Real estate revenue amounted to $15.6 million, $15.9 million, and $15.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.  For the year ended December 31, 2009, rental revenue includes the revenue from all of our Australia and New Zealand real estate properties and our U.S. properties of the Union Square Theatre and the Royal George Theatre.

Future minimum rental income under all contractual operating leases is summarized as follows (dollars in thousands):

Year Ending December 31,
2010	$9,095
2011	7,377
2012	6,008
2013	4,344
2014	3,164
Thereafter	25,608
Total future minimum rental income	$55,596

Note 26 – Related Parties and Transactions

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC (“SHC”) regarding the leasing with an option to purchase of certain cinemas located in Manhattan.  In connection with that transaction, we also agreed to lend certain amounts to SHC, to provide liquidity in its investment, pending our determination whether or not to exercise our option to purchase and to manage the 86th Street Cinema on a fee basis.  SHC is a limited liability company owned in equal shares by James J. Cotter and Michael Forman and of which Mr. Cotter is the managing member.  During 2009, 2008, and 2007, we paid rent to SHC in the amount of $487,000, $487,000 and $491,000, respectively, and we owed SHC $5.0 million (due December 31, 2010) with respect to the borrowing used principally to finance the acquisition of our interest in the limited liability company currently developing the Sutton Cinema site and $9.0 million on the Purchase Money Promissory Note (due December 31, 2010), for an aggregate liability of $14.0 million.  These two notes and their respective interest rates are further discussed in Note 12 – Notes Payable.

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

The Management Agreement generally provides that we will pay OBI Management a combination of fixed and incentive fees, which historically have equated to approximately 20% of the net cash flow received by us from our live theaters in New York.  Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management receives no compensation with respect to a theater at any time when it is not generating revenue for us.  This arrangement provides an incentive to OBI Management to keep the theaters booked with the best available shows, and mitigates the negative cash flow that would result from having an empty theater.  In addition, OBI Management manages our Royal George live theater complex in Chicago on a fee basis based on theater cash flow.  In 2009, OBI Management earned $325,000, which was 28.3% of net cash flows for the year.  In 2008, OBI Management earned $428,000, which was 23.8% of net cash flows for the year.  In 2007, OBI Management earned $377,000, which was 19.9% of net cash flows for the year.  In each year, we reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Royal George complex.

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

Live Theater Play Investment

From time to time, our officers and directors may invest in plays that lease our live theaters.  During 2004, an affiliate of Mr. James J. Cotter and Michael Forman have a 25% investment in the play, I Love You, You’re Perfect, Now Change, playing in one of our auditoriums at our Royal George Theatre until March 2006.  We similarly had a 25% investment in the play.  The play has earned for us $0, $2,000, and, $27,000 during the years ended December 31, 2009, 2008 and 2007, respectively.  This investment received board approval from our Conflicts Committee on August 12, 2002.

During 2008, we had a 37.4% investment in a show that played at our Minetta Lane Theatre from February to July 2008.  The operations from the play resulted in a net loss to us of $304,000.  No changes to this investment were recorded during 2009.

The play STOMP has been playing in our Orpheum Theatre since prior to the time we acquired the theater in 2001.  Messrs. James J. Cotter and Michael Forman own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theater.

Note 27 – Subsequent Events

Reading Stock Repurchase

Due to a perceived low price to our common shares, during the first quarter of 2010, we have purchased 62,375 shares for a total cost of $250,000.

Nationwide Note 1 Adjustment

On February 12, 2010, Nationwide Theaters Corp. (the Sellers note above associated with the Consolidated Cinemas acquisition) and Reading agreed to reduce the seller’s note, Nationwide Note 1, by $4.2 million pursuant to the original sale and purchase agreement.  This reduction in the note effectively adjusts the original purchase price of the Consolidated Cinemas by $4.2 million.

Mosaic Lease

On February 12, 2010, we entered into a lease for an approximately 33,000 square foot 8-screen art cinema to be built as a part of the Mosaic District in the Greater Washington DC area.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Allowance for doubtful accounts
Year-ended December 31, 2009 – Allowance for doubtful accounts	$397	$142	$332	$207
Year-ended December 31, 2008 – Allowance for doubtful accounts	$382	$115	$100	$397
Year-ended December 31, 2007 – Allowance for doubtful accounts	$473	$62	$153	$382

Tax valuation allowance
Year-ended December 31, 2009 – Tax valuation allowance	$59,938	$--	$335	$59,603
Year-ended December 31, 2008 – Tax valuation allowance	$57,210	$2,728	$--	$59,938
Year-ended December 31, 2007 – Tax valuation allowance	$56,218	$992	$--	$57,210

Non-current tax liability for the year ended December 31, 2009	$6,347	$621	$--	$6,968

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009, due to a material weakness, as described below.

Our controls related to the recording of infrequent and non-routine transactions in our foreign operations failed to prevent or detect errors in our accounts, which were identified by Deloitte & Touche, LLP, our independent registered public accounting firm.  As a result, we identified the following material weakness in the operation of our internal control as of December 31, 2009:

•
The Company did not effectively apply internal control procedures relating to the review and analysis of the supporting documentation for non-routine transactions which resulted in the misapplication of generally accepted accounting principles in the United States of America for two transactions.

This material weakness in internal control did not result in an actual misstatement of our consolidated financial statements at December 31, 2009 because the errors were detected and corrected prior to the issuance of our consolidated financial statements for the year ended December 31, 2009.  We plan to remediate this deficiency in the operating effectiveness of internal control over financial reporting by effectively applying our review and analysis controls over the supporting documentation of non-routine transactions as such transactions occur during 2010.  Our consolidated financial statements also disclose in Note 2 – Summary of Significant Accounting Policies, Note 6 – Property Held For and Under Development, and Note 23 – Unaudited Quarterly Financial Information the out of period impact of recording these two transactions in the quarter ended December 31, 2009.

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  A Disclosure Committee consisting of the principal accounting officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation.  Based upon that evaluation, as required by the Securities Exchange Act Rule 13a-15(c) as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to a material weakness existing in our internal controls as of December 31, 2009.

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Reading International, Inc.
Commerce, California

We have audited Reading International, Inc. and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's assessment:  the Company did not effectively apply internal control procedures relating to the review and analysis of the supporting documentation for non-routine transactions which resulted in the misapplication of generally accepted accounting principles in the United States of America for two transactions.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and this report does not affect our report on such financial statements and financial statement schedule.  In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated March 12, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California
March 12, 2010

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

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a)           The following documents are filed as a part of this report:

1.           Financial Statements

The following financial statements are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

2.           Financial Statement Schedules for the years ended December 31, 2009, 2008 and 2007

(b)	Exhibits Required by Item 601 of Regulation S-K

See Item (a)3. above.

(c)	Financial Statement Schedule

See Item (a)2. above.

Following are financial statements and notes of 205-209 EAST 57th STREET ASSOCIATES, LLC for the periods indicated.  We are required to include in our Report on Form 10-K unaudited financial statements for the years ended December 31, 2009 and 2008 and audited financial statements for the year ended December 31, 2007.

205-209 East 57th Street Associates, LLC
Balance Sheets
December 31, 2009 and 2008
(U.S. dollars in thousands)

	December 31,
	2009 (unaudited)	2008 (unaudited)
ASSETS
Real Estate:
Commercial unit (net of depreciation and amortization)	$--	$2,446
Residential manager’s apartment (net of depreciation)	634	646
Total real estate	634	3,092
Other Assets:
Cash and cash equivalents	564	1,513
Deferred leasing commissions	--	267
Insurance recovery receivable	--	338
Security deposits	--	8
Prepaid income taxes	27	57
Other assets	--	15
Total other assets	591	2,198
Total assets	$1,225	$5,290

LIABILITIES AND MEMBERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$25	$155
Due to affiliate	--	2
Deferred rent	152	45
Total liabilities	177	202
Commitments and Contingencies (Note 13)
Members’ Equity	1,048	5,088
Total Liabilities And Members’ Equity	$1,225	$5,290

The accompanying notes are an integral part of these financial statements.

205-209 East 57th Street Associates, LLC
Statements of Operations
For The Three Years Ended December 31, 2009, 2008 and 2007
(U.S. dollars in thousands)

	Years Ended December 31,
	2009 (Unaudited)	2008 (Unaudited)	2007
Revenue:
Sales – condominium units	$3,900	$--	$25,401
Contract termination income	--	340	--
Dividends and interest	9	74	168
Rental income – manager’s unit	86	82	--
Rental income – commercial unit	57	232	104
Total revenue	4,052	728	25,673
Expenses:
Costs of sales of condominium units	3,125	(344)	16,987
Selling costs	120	--	1,369
Marketing and advertising	--	1	184
Sponsor common charges	--	10	70
Utilities	--	--	9
Depreciation	16	33	21
Amortization	2	14	--
New York state filing fees	5	1	--
Miscellaneous	8	--	46
Professional fees	133	133	--
Real estate taxes	1	1	--
New York City unincorporated business tax	30	46	182
Total expenses	3,440	(105)	18,868
Net income	$612	$833	$6,805

The accompanying notes are an integral part of these financial statements.

205-209 East 57th Street Associates, LLC
Statements of Changes in Members’ Equity
For the Three Years Ended December 31, 2009, 2008, and 2007
(U.S. dollars in thousands)

	PGA Clarett 1, LLC	PGA Clarett 2, LLC	PGA Clarett 3, LLC	PGA Clarett 4, LP	Clarett Partners, LLC	CC Sutton Manager, LLC	Citadel Cinemas, Inc.	Total
Members equity – January 1, 2007	$249	$243	$26	$210	$8,768	$6,072	$5,189	$20,757
Member distributions	(280)	(272)	(29)	(236)	(9,846)	(6,817)	(5,827)	(23,307)
Net income	82	79	8	69	2,875	1,990	1,702	6,805
Members equity – December 31, 2007	51	50	5	43	1,797	1,245	1,064	4,255
Member distributions (Unaudited)	--	--	--	--	--	--	--	--
Net income (Unaudited)	131	127	14	110	--	243	208	833
Members equity – December 31, 2008 (Unaudited)	$182	$177	$19	$153	$1,797	$1,488	$1,272	$5,088
Member distributions (Unaudited)	(137)	(134)	(14)	(116)	(1,728)	(1,360)	(1,163)	(4,652)
Net income (Unaudited)	96	93	10	81	--	179	153	612
Members equity – December 31, 2009 (Unaudited)	$141	$136	$15	$118	$69	$307	$262	$1,048

The accompanying notes are an integral part of these financial statements.

205-209 East 57th Street Associates, LLC
Statements of Cash Flows
For the Three Years Ended December 31, 2009, 2008 and 2007
(U.S. dollars in thousands)

	Year Ended December 31,
	2009 (Unaudited)	2008 (Unaudited)	2007
Cash flows from operating activities
Net income	$612	$833	$6,805
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Costs of sales of condominium units	2,755	69	16,987
Amortization of deferred rent	(86)	(275)	(103)
Depreciation	16	33	21
Amortization	2	14	--
Changes in assets and liabilities:
Additions to land, construction and development costs	(48)	(69)	(1,223)
Decrease (increase) in prepaid taxes	30	291	(347)
Decrease in security deposits	8	--	--
Decrease (increase) in insurance recovery receivable	338	(338)	--
Decrease (increase) in other assets	16	2	(17)
Increase (decrease) in accounts payable and accrued expenses	(131)	(285)	100
Increase (decrease) in income taxes payable	--	--	(860)
Decrease in retainage payable	--	--	(751)
Decrease in deferred rent	193	--	--
Increase (decrease) in due to affiliates	(2)	(415)	179
Net cash provided by (used in) operating activities	3,703	(140)	20,791
Cash flows from financing activities
Member distributions	(4,652)	--	(23,307)
Net cash used in financing activities	(4,652)	--	(23,307)
Cash flows from investing activities
Increase in deferred leasing commissions	--	(280)	--
Net cash used in investing activities	--	(280)	--
Net (decrease) increase in cash and cash equivalents	(949)	(420)	(2,516)
Cash and cash equivalents – beginning of year	1,513	1,933	4,449
Cash and cash equivalents – end of year	$564	$1,513	$1,933
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$--	$--	$1,390

The accompanying notes are an integral part of these financial statements.

205-209 East 57th Street Associates, LLC
Notes to Financial Statements
Information as of December 2009 and 2008 and for the Years Then Ended Are Unaudited

Note 1 - Organization and Business Purpose

205-209 East 57th Street Associates, LLC (“the Company”) was formed as a limited liability company under the laws of the State of Delaware.  The Company was formed to acquire, finance, develop, own, operate, lease, and sell property located at 205-209 East 57th Street, New York, New York.  The Company completed construction of the property, known as “Place 57,” a 143,000 square foot, thirty-six story building comprised of 68 residential condominium units and one commercial condominium unit.  The company did not sell and still owns the manager’s residential unit.  The manager’s residential unit is leased to the condominium association (Place 57) as discussed in Note 8.

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

The construction project is located in the City of New York where an entity level income tax is imposed on unincorporated businesses, which, for the years ended December 31, 2009 (unaudited), 2008 (unaudited), and 2007 amounted to approximately $30,000, $47,132, and $182,502, respectively.

Effective in 2009, the Company adopted the provisions of ASC 740 related to accounting for uncertainty in income taxes, which prescribes a recognition threshold and related measurement model for recognizing tax positions.  For those tax benefits to be recognized, a tax position must more likely than not be sustained upon examination by the taxing authorities.  The principal impact on the Company is where it is required to file entity-level income tax returns.  The adoption did not have a material effect on the Company's financial statements, and the Company does not expect the change will have a significant impact on its results of operations or financial position in the next year.  The Company's income tax returns are subject to examination by the taxing authorities, and its tax returns for years subsequent to 2005 are currently subject to examination.

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

Revenue has been recognized upon the closing of each condominium unit.  Rents are recognized over the non-cancelable term of the related leases on a straight-line basis

(d)	Marketing and Advertising

Marketing and advertising costs are charged to operations when incurred.  The Company expensed $0, $596, and $184,122 of marketing and promotion costs for the years ended December 31, 2009 (unaudited), 2008 (unaudited), and 2007, respectively.

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

Depreciation of the residential manager’s apartment and the commercial unit are provided using the straight-line method over the estimated useful life of forty years.  Depreciation expense on the residential manager’s apartment amounted to $12,421, $12,421, and $20,702 for the years ended December 31, 2009 (unaudited), 2008 (unaudited), and 2007.  Depreciation expense on the commercial unit amounted to $3,420, $20,518 and $20,702 for the years ended December 31, 2009 (unaudited), 2008 (unaudited), and 2007, respectively.

(i)	Amortization

In 2003, the Company purchased negotiable certificates to obtain real estate tax abatements (see Note 5).  The costs of these certificates allocated to the unsold residential manager unit is amortized over the useful life of the certificates which is ten years.

During 2008 (unaudited), the Company paid a leasing commission of $280,017 related to the rental of the commercial unit.  This commission was amortized over ten years which is the life of the lease.  The commercial unit was sold February 2009.  Accordingly, the unamortized balance of the leasing commission of $264,716 was written off and included with costs of sales on the accompanying statements of income.

Amortization for both the negotiable certificates combined amounted to $2,429, $13,539, and $0 for the years ended December 31, 2009 (unaudited), 2008 (unaudited), and 2007, respectively.

Note 3 - Land

At December 31, 2009 (unaudited) and 2008 (unaudited), land was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2009 (Unaudited)	2008 (Unaudited)
Direct purchase cost	$15,339	$15,339
Air rights	6,925	6,925
Mortgage recording tax	1,953	1,953
Brokerage fees	500	500
Demolition costs	600	600
Title insurance	256	256
Total land	25,573	25,573
Less: costs allocated to condominium units sold	25,391	24,611
Less: cost allocated to residential manager’s apartment	182	182
Less: cost allocated to commercial unit	--	780
Net land value	$--	$--

Note 4 - Construction and Development Costs

Construction and development costs include direct and indirect construction costs.  Direct construction costs (“Hard costs”) include those costs directly related to the construction of the development project.  Indirect costs (“Soft costs”) include costs that have been capitalized, such as construction period interest and financing costs, real estate and recording taxes, insurance, development fees, and architect fees.

At December 31, 2009 (unaudited) and 2008(unaudited), construction and development costs are comprised of the following (dollars in thousands):

	Year Ended December 31,
	2009 (Unaudited)	2008 (Unaudited)
Hard costs	$49,426	$49,426
Soft costs	18,588	18,588
Total construction and development costs	68,014	68,014
Less: costs allocated to condominium units sold	67,528	65,887
Less: cost allocated to residential manager’s apartment	486	486
Less: cost allocated to commercial unit	--	1,641
Net construction and development costs	$--	$--

Note 5 - Negotiable Certificates

In December 2003, the Company entered into an agreement to purchase 61 negotiable certificates under Section 421a of the New York State Real Property tax law in order to obtain real estate tax abatements.  Section 421a provides that property constructed north of 14th Street in Manhattan, on vacant or underutilized land, is eligible for partial real estate tax abatements.  Abatements are for ten years and provide for limited real estate tax reductions.  The agreement contained an option to purchase an additional seven certificates which the Company exercised in March 2004.  The final purchase price was $863,083, which is equal to the sum of $793,083 for the original 61 certificates plus $10,000 for each of the seven additional certificates.

In February 2006, the Company purchased an additional 17 negotiable 421a certificates for $340,000.

In May 2006, the Company paid a Preliminary Certificate of Eligibility Fee to The City of New York for $302,681, which is required to be paid in conjunction with these negotiable certificates.

At December 31, 2009 (unaudited) and 2008 (unaudited) negotiable certificates is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2009 (Unaudited)	2008 (Unaudited)
421a certificates	$1,203	$1,203
Preliminary certificate of eligibility fee	303	303
Total negotiable certificates	1,506	1,506
Less: costs allocated to condominium units sold	1,495	1,449
Less: cost allocated to residential manager’s apartment	11	11
Less: cost allocated to commercial unit	--	46
Net negotiable certificates	$--	$--

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

Note 7 - Condominium Sales

In 2004, the Company initiated a condominium offering plan, which obtained the necessary approvals in 2005 and 2006.  The condominium consists of 68 residential units and one commercial unit.  As of December 31, 2009 (unaudited), 67 residential units and the commercial unit had been sold.  The commercial unit was sold in February 2009.

Note 8 - Residential Manager’s Apartment

At December 31, 2009 (unaudited) and 2008 (unaudited), the residential manager’s apartment is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2009 (Unaudited)	2008 (Unaudited)
Land	$183	$183
Hard and soft construction costs	486	486
Negotiable certificates	11	11
	680	680
Less: accumulated depreciation	46	33
Total cost	$634	$647

The company is leasing the residential manager’s unit to the condominium association at one dollar per year for use by its residential manager.  This unit is leased for a five-year period, which commenced with the date of the first unit closing.  The condominium association is responsible for real estate taxes, common charges, and other operating expenses for this unit.

Note 9 – Commercial Unit

At December 31, 2009 (unaudited) and 2008 (unaudited), the commercial unit is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2009 (Unaudited)	2008 (Unaudited)
Land	$780	$780
Hard and soft costs	1,687	1,641
Negotiable certificates	46	46
	2,513	2,467
Less: accumulated depreciation	25	21
	$2,488	$2,446
Less: costs allocated to unit sold	2,488	--
Total	$--	$2,446

On July 15, 2008, the Company entered into a ten-year rental agreement for the commercial unit.  The rental agreement provided for 150 days of free rent beginning on the lease commencement date of July 15, 2008.  The base rent was $466,875 for years one through three, $508,894 for years four through six, $554,694 for years seven through nine and $604,617 for year ten.

In February 2009, the Company sold the commercial unit.  The contract price was $4,000,000 which was then reduced to $3,900,000.  Capitalized and unamortized costs allocated to the commercial unit in the amount of $2,488,104 were written off to costs of sales of condominium units.

Note 10 - Deferred Rent

The Company recognized deferred rent on the below market lease of the residential manager’s unit as discussed in Note 8.  The Company estimates the fair value of the rent to be approximately $7,000 per month, which over the life of the lease amounts to approximately $420,000.  Rental income recognized in connection with this below market lease was $85,908 and $81,817 in 2009 (unaudited) and 2008 (unaudited), respectively.  The deferred rent liability amounted to $152,312 and $44,733 for the years ended December 31, 2009 (unaudited) and 2008 (unaudited), respectively, and approximately $104,000 for the year ended 2007.

The Company recognized rental income from the commercial unit on a straight-line basis.  The tenant received 150 days of free rent that concluded on December 11, 2008.  In 2008 (unaudited), the Company amortized $57,107 of deferred rent into rental income.  In February 2009, the commercial unit was sold.  As a result, the remaining unamortized deferred rent of $250,594 was written off to costs of sales of condominium units.

Note 11 - Selling Costs

At December 31, 2009 (unaudited), 2008 (unaudited), and 2007, selling costs are comprised of the following (dollars in thousands):

	2009 (Unaudited)	2008 (Unaudited)	2007
Broker fees	$120	$--	$755
Commissions	--	--	614
Total selling costs	$120	$--	$1,369

Note 12 - Related Party Transactions

(a)  Due to Affiliate

At December 31, 2008 (unaudited), the Company owed $2,000 to The Clarett Group (“Clarett Group”) for marketing commissions and other reimbursable expenses paid on behalf of the Company.  Members of the Company are also members in Clarett Group.

(b)  Commissions

Clarett Group had been designated as the exclusive sales agent for selling residential units pursuant to a Sales Agreement.  The Sales Agreement provides for a commission equal to four percent of the gross sales price of each unit sold and a sales commission of two percent when sales involve a third-party broker.  No commissions were paid to the Clarett Group in 2009 (unaudited) and 2008 (unaudited) and $614,080 of commissions were paid to the Clarett Group for the year ended December 31, 2007.

Note 13 - Commitments and Contingencies

(a)  Sponsor Common Charges

The Company was the sponsor for the condominium and was obligated to pay all common charges, special assessments, and real estate taxes allocated to any unsold residential units or commercial units in accordance with the provisions of the By-Laws.  During the years ended December 31, 2009 (unaudited), 2008 (unaudited) and 2007, the Company incurred $0, $10,248, $69,799, respectively, of sponsor common charges, which is reflected in the accompanying statements of income.

(b)  Estimated Costs to Complete

At December 31, 2009, the Company estimates that there will be no additional significant costs associated with construction of the development project.

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

Note 15 - Concentrations of Risk

The Company maintained cash balances which at times exceeded the federally insured limit.

Note 16 – Subsequent Events

In May 2009, the FASB issued guidance on subsequent events which is included in ASC 855 “Subsequent Events” (“ASC 855”), to be effective for financial statements with years ending after June 15, 2009.  The objective of this statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated all events that occurred after December 31, 2009 but before the financial statements were available to be issued, March 12, 2010, to determine if they must be reported.  Management determined that there were no reportable subsequent events to be disclosed.

Report of Independent Auditors

To the Members of
205-209 East 57th Street Associates, LLC:

In our opinion, the accompanying statements of operations, changes in members' equity, and cash flows present fairly, in all material respects, the results of operations and cash flows of 205-209 East 57th Street Associates, LLC (the "Company") for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
February 11, 2008

Following are financial statements and notes of Mt. Gravatt Cinemas Joint Venture for the periods indicated.  We are required to include in our Report on Form 10-K unaudited financial statements for the years ended December 31, 2009 and 2008 and audited financial statements for the year ended December 31, 2007.

Mt. Gravatt Cinemas Joint Venture
Income Statement
For the Year Ended December 31, 2009

In AUS$	Note	2009 (unaudited)	2008 (unaudited)	2007
Revenue from rendering services	7	$10,459,016	$9,229,454	$9,095,218
Revenue from sale of concession		3,732,980	3,664,757	3,546,654
Total Revenue		$14,191,996	$12,894,211	$12,641,872

Film expenses		(4,181,253)	(3,628,015)	(3,549,246)
Cost of concession		(963,084)	(1,022,055)	(893,473)
Depreciation and amortization expenses	10	(613,175)	(682,943)	(653,342)
Personnel expenses	8	(1,963,946)	(1,858,654)	(1,839,730)
Occupancy expenses		(1,399,618)	(1,436,093)	(1,248,608)
House expenses		(1,075,082)	(909,990)	(973,931)
Advertising and marketing costs		(244,086)	(297,594)	(285,455)
Management fees		(273,958)	(237,635)	(223,043)
Repairs and maintenance expense		(175,338)	(187,539)	(167,877)
Results for operating activities		$3,302,456	$2,633,693	$2,807,167

Finance income		16,047	33,400	44,340
Finance expense		--	--	--
Net finance income(expense)	9	$16,047	$33,400	$44,340
Profit for the period		$3,318,503	$2,667,093	$2,851,507

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Statement of Changes in Members’ Equity
For the Year Ended December 31, 2009

In AUS$	Reading Exhibition Pty Ltd	Village Roadshow Exhibition Pty Ltd	Birch Carroll & Coyle Limited	Total
Members’ Equity – January 1, 2007	$1,620,559	$1,620,559	$1,620,560	$4,861,678

Member distributions	(1,050,000)	(1,050,000)	(1,050,000)	(3,150,000)
Net profit	950,502	950,502	950,503	2,851,507
Members’ Equity – December 31, 2007	$1,521,061	$1,521,061	$1,521,063	$4,563,185

Member distributions	(1,170,000)	(1,170,000)	(1,170,000)	(3,510,000)
Net profit	889,031	889,031	889,031	2,667,093
Members’ Equity – December 31, 2008 (Unaudited)	$1,240,092	$1,240,092	$1,240,094	$3,720,278

Member distributions	(1,180,000)	(1,180,000)	(1,180,000)	(3,540,000)
Net profit	1,106,168	1,106,168	1,106,167	3,318,503
Members’ Equity – December 31, 2009 (Unaudited)	$1,166,260	$1,166,260	$1,166,261	$3,498,781

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Balance Sheet
As of December 31, 2009

In AUS$	Note	2009 (unaudited)	2008 (unaudited)
ASSETS
Current Assets
Cash and cash equivalents	13	$779,300	$935,623
Trade receivables	12	97,359	91,712
Inventories	11	138,682	115,630
Other assets	12	109,099	914
Total current assets		$1,124,440	$1,143,879
Property, plant and equipment	10	3,302,760	3,446,083
Total non-current assets		$3,302,760	$3,446,083
Total assets		$4,427,200	$4,589,962

Current Liabilities
Payables	15	691,224	680,470
Employee benefits	14	70,218	57,082
Deferred revenue	16	106,816	63,529
Total current liabilities		$868,258	$801,081
Employee benefits	14	60,161	68,603
Total non-current liabilities		$60,161	$68,603
Total liabilities		$928,419	$869,684

Net assets		$3,498,781	$3,720,278

Equity
Contributed equity		$202,593	$202,593
Retained earnings		3,296,188	3,517,685
Total equity		$3,498,781	$3,720,278

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Statement of Cash Flows
For the Year Ended December 31, 2009

In AUS$	Note	2009 (unaudited)	2008 (unaudited)	2007
Cash flows from operating activities
Cash receipts from customers		$14,170,302	$12,866,696	$12,617,843
Cash paid to suppliers and employees		(10,332,820)	(9,697,703)	(8,881,633)
Cash generated from operations		$3,837,482	$3,168,993	$3,736,210
Interest received	9	16,047	33,400	44,340
Interest paid	9	--	--	--
Net cash from operating activities	20	$3,853,529	$3,202,393	$3,780,550

Cash flows from investing activities
Acquisition of property, plant and equipment	10	(469,852)	(231,156)	(456,537)
Net cash from investing activities		$(469,852)	$(231,156)	$(456,537)

Cash flows from financing activities
Distributions to Joint Venturers		(3,540,000)	(3,510,000)	(3,150,000)
Payment of finance lease liability		--	--	--
Net cash from financing activities		$(3,540,000)	$(3,510,000)	$(3,150,000)

Net increase (decrease) in cash and cash equivalents		(156,323)	(538,763)	174,013
Cash and cash equivalents at January 1		935,623	1,474,386	1,300,373
Cash and cash equivalents at December 31	13	$779,300	$935,623	$1,474,386

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Notes to Financial Statements
December 31, 2009

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

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognised in the period in which the estimate is revised and in any future periods affected.

In particular, information about significant areas of estimation uncertainty and critical judgements in applying accounting policies that have the most significant effect on the amount recognised in the financial statements are described in note 17 financial instruments.

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

Non-derivative financial instruments are recognised initially at fair value plus, for instruments not at fair value through profit or loss, any directly attributable transaction costs. Subsequent to initial recognition non-derivative financial instruments are measured as described below.

A financial instrument is recognised if the Joint Venture becomes a party to the contractual provisions of the instrument. Financial assets are derecognised if the Joint Venture’s contractual rights to the cash flows from the financial assets expire or if the Joint Venture transfers the financial asset to another party without retaining control or substantially all risks and rewards of the asset. Regular way purchases and sales of financial assets are accounted for at trade date, i.e., the date that the Joint Venture commits itself to purchase or sell the asset. Financial liabilities are derecognised if the Joint Venture’s obligations specified in the contract expire, are discharged or cancelled.

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

Cost includes expenditures that are directly attributable to the acquisition of the asset.  The cost of self-constructed assets includes the cost of materials and direct labour, any other costs directly attributable to bringing the asset to a working condition for its intended use.  Costs also may include purchases of property, plant and equipment.  Purchased software that is integral to the functionality of the related equipment is capitalised as part of that equipment. Borrowing costs related to the acquisition or construction of qualifying assets are recognised in profit or loss as incurred.

When parts of an item of property, plant and equipment have different useful lives, they are accounted for as separate items (major components) of property, plant and equipment.

(ii)  Subsequent Costs

The cost of replacing part of an item of property, plant and equipment is recognised in the carrying amount of the item if it is probable that the future economic benefits embodied within the part will flow to the Joint Venture and its cost can be measured reliably. The carrying amount of the replaced part is derecognised.  The costs of the day-to-day servicing of property, plant and equipment are recognised in profit or loss as incurred.

(iii)  Depreciation

Depreciation is recognised in profit or loss on a straight-line basis over the estimated useful lives of each part of an item of property, plant and equipment. Leased assets are depreciated over the shorter of the lease term and their useful lives. Land is not depreciated.

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

Other leases are operating leases and are not recognised on the Joint Venture’s balance sheet.

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

An impairment loss in respect of a financial asset measured at amortised cost is calculated as the difference between its carrying amount, and the present value of the estimated future cash flows discounted at the original effective interest rate. An impairment loss in respect of an available-for-sale financial asset is calculated by reference to its fair value.

All impairment losses are recognised in profit or loss.

An impairment loss is reversed if the reversal can be related objectively to an event occurring after the impairment loss was recognised. For financial assets measured at amortised cost, the reversal is recognised in profit or loss.

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

An impairment loss is recognised if the carrying amount of an asset or its cash-generating unit exceeds its recoverable amount.  Impairment losses are recognised in profit or loss.

In respect of other assets, impairment losses recognised in prior periods are assessed at each reporting date for any indications that the loss has decreased or no longer exists.  An impairment loss is reversed if there has been a change in the estimates used to determine the recoverable amount.  An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognized.

(f)  Employee Benefits

(i)  Long-Term Employee Benefits

The Joint Venture’s net obligation in respect of long-term employee benefits is the amount of future benefit that employees have earned in return for their service in the current and prior periods plus related on-costs.

(ii)  Termination Benefits

Termination benefits are recognised as an expense when the Joint Venture is demonstrably committed, without realistic possibility of withdrawal, to a formal detailed plan to either terminate employment before the normal retirement date, or to provide termination benefits as a result of an offer made to encourage voluntary redundancy. Termination benefits for voluntary redundancies are recognised if the Joint Venture has made an offer encouraging voluntary redundancy, it is probable that the offer will be accepted, and the number of acceptances can be estimated reliably.

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

(g)  Provisions

A provision is recognised if, as a result of a past event, the Joint Venture has a present legal or constructive obligation that can be estimated reliably, and it is probable that an outflow of economic benefits will be required to settle the obligation. Provisions are determined by discounting the expected future cash flows at a pre-tax rate that reflects current market assessments of the time value of money and the risks specific to the liability.

(h)  Contributed Equity

The Joint Venture is comprised of three parties who share an equal ownership over the Joint Venture.  The Contributed Equity amount represents the initial investment in the partnership.  Distributions to the partners are made on behalf of the Joint Venture and are recognised through retained earnings.

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

(ii)  Customer Loyalty Programme

The cinema operates a loyalty programme where customers accumulate points for purchases made which entitles them to discounts on future purchases.  The award points are recognised as a separately identifiable component of the initial sale transaction, by allocating the fair value of the consideration received between the award points and the components of the sale such that the award points are recognised at their fair value.  Revenue from the award points is recognised when the points are redeemed.  The amount of the revenue is based on the number of points redeemed relative to the total number expected to be redeemed.

(j) Lease Payments

Payments made under operating leases recognised in profit or loss on a straight-line basis over the term of the lease on a basis that is representative of the pattern of benefit derived from the leased property.

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

(k) Finance Income and Expenses

Finance income comprises interest income on cash held in financial institutions.  Interest income is recognised as it accrues in profit and loss using the effective interest method.

Finance expenses comprise interest expense on the finance lease.

(l) Taxes

(i)  Goods and Service Tax

Revenue, expenses and assets are recognised net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the taxation authority.  In these circumstances, the GST is recognised as part of the cost of acquisition of the asset or as part of the expense.

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

(n) New Standards and Interpretations Not Yet Adopted

The following standards, amendments to standards and interpretations have been identified as those which may impact the entity in the period of initial application. They are available for early adoption at 31 December 2008, but have not been applied in preparing this financial report:

•
Revised AASB 101 Presentation of Financial Statements (September 2007) introduces as a financial statement (formerly “primary” statement) the “statement of comprehensive income”.  The revised standard does not change the recognition, measurement or disclosure of transactions and events that are required by other AASBs.  The revised AASB 101 will become mandatory for the Joint Venture’s 31 December 2009 financial statements.  The Joint Venture has not yet determined the potential effect of the revised standard on the Joint Venture’s disclosures.

•
Revised AASB 123 Borrowing Costs removes the option to expense borrowing costs and requires that an entity capitalise borrowing costs directly attributable to the acquisition, construction or production of a qualifying asset as part of the cost of that asset.  The revised AASB 123 will become mandatory for the Joint Venture’s 31 December 2009 financial statements and will constitute a change in accounting policy for the Joint Venture.  In accordance with the transitional provisions the Joint Venture will apply the revised AASB 123 to qualifying assets for which capitalisation of borrowing costs commences on or after the effective date.

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

7.           Revenue

In AUS$	2009 (unaudited)	2008 (unaudited)	2007
Box office revenue	$9,724,095	$8,472,215	$8,473,778
Screen advertising	264,406	263,813	223,462
Other cinema services	470,515	493,426	397,978
Revenue from rendering of services	$10,459,016	$9,229,454	$9,095,218

8.           Personnel Expenses

In AUS$	2009 (unaudited)	2008 (unaudited)	2007
Wages and salaries	$1,904,805	$1,819,325	$1,790,110
Employee annual leave	49,927	21,163	42,849
Employee long-service leave	9,214	18,166	6,771
Total personnel expenses	$1,963,946	$1,858,654	$1,839,730

9.           Finance Income and Expense

In AUS$	2009 (unaudited)	2008 (unaudited)	2007
Interest income on bank balances:	$16,047	$33,400	$44,340
Finance income	$16,047	$33,400	$44,340

10.           Property, Plant, and Equipment

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Cost
Balance at January 1, 2008 (unaudited)	$8,670,574	$2,566,704	$--	$11,237,278
Additions/(Transfers)	231,156	--	--	231,156
Balance at December 31, 2008 (unaudited)	$8,901,730	$2,566,704	$--	$11,468,434

Balance at January 1, 2009 (unaudited)	8,901,730	2,566,704	--	11,468,434
Additions/(Transfers)	469,852	--	--	469,852
Balance at December 31, 2009 (unaudited)	$9,371,582	$2,566,704	$--	$11,938,286

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Depreciation
Balance at January 1, 2008 (unaudited)	$(6,637,732)	$(701,676)	$--	$(7,339,408)
Depreciation and amortization for the year	(597,033)	(85,910)	--	(682,943)
Balance at December 31, 2008 (unaudited)	$(7,234,765)	$(787,586)	$--	$(8,022,351)

Balance at January 1, 2009 (unaudited)	(7,234,765)	(787,586)	--	(8,022,351)
Depreciation and amortization for the year	(521,938)	(91,237)	--	(613,175)
Balance at December 31, 2009 (unaudited)	$(7,756,703)	$(878,823)	$--	$(8,635,526)

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Carrying amounts
At January 1, 2008 (unaudited)	$2,032,842	$1,865,028	$--	$3,897,870
At December 31, 2008 (unaudited)	1,666,965	1,779,118	--	3,446,083
At January 1, 2009 (unaudited)	1,666,965	1,779,118	--	3,446,083
At December 31, 2009 (unaudited)	1,614,879	1,687,881	--	3,302,760

11.           Inventories

In AUS$	2009 (unaudited)	2008 (unaudited)
Concession stores at cost	$138,682	$115,630
Carrying amount of inventories	138,682	115,630

12.           Trade Receivables and Other Assets

In AUS$	Note	2009 (unaudited)	2008 (unaudited)
Trade receivables	17	$97,359	$91,712
Prepayments		109,099	914

The Joint Venture’s exposure to credit and currency risks and impairment losses related to trade and other receivables are disclosed in Note 17.

13.           Cash and Cash Equivalents

In AUS$	2009 (unaudited)	2008 (unaudited)
Bank balances	$637,001	$877,438
Cash in transit	106,599	22,485
Cash on hand	35,700	35,700
Cash and cash equivalents in the statement of cash flows	$779,300	$935,623

The Joint Venture’s exposure to interest rate risk and a sensitivity analysis for financial assets and liabilities are disclosed in Note 17.

14.           Employee Benefits

Current
In AUS$	2009 (unaudited)	2008 (unaudited)
Liability for annual leave	$53,647	$39,597
Liability for long-service leave	16,571	17,485
Total employee benefits - current	$70,218	$57,082

Non-current
In AUS$	2009 (unaudited)	2008 (unaudited)
Liability for long-service leave	$60,161	$68,603
Total employee benefits – non current	$60,161	$68,603

15.           Payables

In AUS$	Note	2009 (unaudited)	2008 (unaudited)
Trade payables		$340,213	$309,932
Other creditors and accruals		351,011	370,538
Total payables	17	$691,224	$680,470

The Joint Venture’s exposure to liquidity risk related to trade and other payables is disclosed in note 17.  Trade payables represents payments to trade creditors.  The Joint Venture makes these payments through the managing parties shared service centre and is charged a management fee for these services.  Disclosure regarding management fee is made in note 21.

16.           Deferred Revenue

In AUS$	2009 (unaudited)	2008 (unaudited)
Deferred revenue	$106,816	$63,529

Deferred revenue mainly consists of advance funds received from vendors for the exclusive rights to supply certain concession items.  Revenue is released over the term of the related contract on a straight-line basis and is classified as service revenue.  In addition deferred revenue includes the fair value of the award points relating to the customer loyalty programme.  This revenue is recognised when the points are redeemed.

17.           Financial Instruments

Credit Risk

Exposure to Credit Risk

The carrying amount of the Joint Venture’s financial assets represents the maximum credit exposure.  The Joint Venture’s maximum exposure to credit risk at the reporting date was:

		Carrying Amount
In AUS$	Note	2009 (unaudited)	2008 (unaudited)
Trade receivables	12	$97,359	$91,712
Cash and cash equivalents	13	779,300	935,623

The Joint Venture’s maximum exposure to credit risk for trade receivables at the reporting date by type of customer was:

	Carrying amount
In AUS$	2009 (unaudited)	2008 (unaudited)
Screen advertisers	$60,669	$71,803
Credit card companies	17,833	3,640
Screen hire	--	--
Games, machine and merchandising companies	18,857	16,269
Total	$97,359	$91,712

Impairment losses

There were no trade receivables at the reporting date or comparable period which were past due.  The carrying value of such receivables were $97,359 in 2009 (unaudited) (2008: $91,712).  There were no allowances for impairment during the reporting periods.

Liquidity risk

Financial liabilities are only trade payables all contractually due within 6 months.  The carrying value of such liabilities were $691,224 in 2009 (unaudited) (2008: $685,765).

Interest rate risk

Profile

At the reporting date the interest rate profile of the Joint Venture’s interest-bearing financial instruments was:

Variable rate instruments	Carrying amount
In AUS$	2009 (unaudited)	2008 (unaudited)
Bank Balances	$637,001	$877,438

The Joint Venture held no fixed rate instruments during financial year 2009 (unaudited) or 2008 (unaudited).

Cash Flow Sensitivity Analysis for Variable Rate Instruments

A change of one percentage point in interest rates at the reporting date would have increased (decreased) equity and profit or loss by the amounts shown below. This analysis assumes that all other variables remain constant. The analysis is performed on the same basis for 2009.

	Profit or loss		Equity
Effect In AUS$	1 percentage point Increase	1 percentage point Decrease	1 percentage point Increase	1 percentage point Decrease
December 31, 2009 (unaudited)
Variable rate instruments	$2,377	$(2,377)	$2,377	$(2,377)
Cash flow sensitivity	2,377	(2,377)	2,377	(2,377)

	Profit or loss		Equity
Effect In AUS$	1 percentage point Increase	1 percentage point Decrease	1 percentage point Increase	1 percentage point Decrease
December 31, 2008 (unaudited)
Variable rate instruments	$4,942	$(4,942)	$4,942	$(4,942)
Cash flow sensitivity	4,942	(4,942)	4,942	(4,942)

Fair Values

Fair Values versus Carrying Amounts

The fair values of financial assets and liabilities, together with the carrying amounts shown in the balance sheet, are as follows:

	December 31, 2009 (unaudited)		December 31, 2008 (unaudited)
In AUS$	Carrying amount	Fair value	Carrying amount	Fair value
Trade receivables	$97,359	$97,359	$91,712	$91,712
Cash and cash equivalents	779,300	779,300	935,623	935,623
Trade payables	691,224	691,224	680,470	680,470

The basis for determining fair values is disclosed in Note 4.

18.           Operating Leases

Leases as Lessee

Non-cancellable operating lease rentals are payable as follows:

In AUS$	December 31, 2009 (unaudited)	December 31, 2008 (unaudited)
Less than one year	$1,296,409	$1,123,654
Between one and five years	5,185,635	4,494,614
More than five years	5,135,910	5,575,169
Total	$11,617,954	$11,193,437
The Joint Venture leases the cinema property under operating leases expiring over 9 years.

19.           Contingencies

The nature of the Joint Venture’s operations results in claims for personal injuries (including public liability and workers compensation) being received from time to time.  As at period end there were no material current or ongoing outstanding claims.

20.           Reconciliation of Cash Flows from Operating Activities

In AUS$	Note	2009 (unaudited)	2008 (unaudited)	2007
Cash flows from operating activities
Profit for the period		$3,318,503	$2,667,093	$2,851,507
Adjustments for:
Depreciation and amortization	10	613,175	682,943	653,342
Operating profit before changes in working capital		$3,931,678	$3,350,036	$3,504,849
Change in trade receivables	12	(5,647)	5,885	(31,679)
Change in inventories	11	(23,052)	(27,313)	20,320
Change in other assets	12	(108,185)	(380)	40,193
Change in trade payables	15	10,754	(114,263)	262,897
Change in employee benefits	14	4,694	2,544	3,381
Change in deferred revenue	16	43,287	(14,116)	(19,411)
Net cash from operating activities		$3,853,529	$3,202,393	$3,780,550

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

As of 31 December 2009 (unaudited) and 31 December 2008, there were no outstanding payable amounts.

22.           Subsequent Events

Subsequent to 31 December 2009 (unaudited), there were no events which would have a material effect on the financial report.

Independent Auditors’ Report

The Management Committee and Joint Venturers
Mt. Gravatt Cinemas Joint Venture:

We have audited the accompanying income statement, statement of recognised income and expense, and statement of cash flows of Mt. Gravatt Cinemas Joint Venture for the year ended December 31, 2007.  These financial statements are the responsibility of the Joint Venture’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Mt. Gravatt Cinemas Joint Venture for the year ended December 31, 2007, in conformity with International Financial Reporting Standards as published by the International Accounting Standards Board.

/s/ KPMG

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

18	Preferability letter of Independent Auditors, Deloitte & Touche LLP (filed herewith).

21	List of Subsidiaries (filed herewith).

23.1	Consent of Independent Auditors, Deloitte & Touche LLP (filed herewith).

23.2	Consent of Independent Auditors, Pricewaterhousecoopers LLP (filed herewith).

23.3	Consent of Independent Auditors, KPMG Australia (filed herewith).

31.1	Certification of Principal Executive Officer dated March 12, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer dated March 12, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer dated March 12, 2010 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer dated March 12, 2010 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*These exhibits constitute the executive compensation plans and arrangements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date: March 12, 2010	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ James J. Cotter	Chairman of the Board and Director and Chief Executive Officer	March 12, 2010
James J. Cotter

/s/ Andrzej Matyczynski	Principal Financial and Accounting Officer	March 12, 2010
Andrzej Matyczynski

/s/ Eric Barr	Director	March 12, 2010
Eric Barr

/s/ James J. Cotter, Jr.	Director	March 12, 2010
James J. Cotter, Jr.

/s/ Margaret Cotter	Director	March 12, 2010
Margaret Cotter

/s/ William D. Gould	Director	March 12, 2010
William D. Gould

/s/ Edward L. Kane	Director	March 12, 2010
Edward L Kane

/s/ Gerard P. Laheney	Director	March 12, 2010
Gerard P. Laheney

/s/ Alfred Villaseñor	Director	March 12, 2010
Alfred Villaseñor