Form 10-Q
period 2010-03-31
READING INTERNATIONAL INC
filed 2010-05-10
CIK 716634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 6, 2010, there were 21,308,823 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART I – Financial Information
Item 1 – Financial Statements
Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$26,548	$24,612
Receivables	7,629	9,458
Inventory	811	860
Investment in marketable securities	3,393	3,120
Restricted cash	117	321
Prepaid and other current assets	3,395	3,078
Total current assets	41,893	41,449

Property held for and under development	82,482	78,676
Property & equipment, net	200,393	200,749
Investment in unconsolidated joint ventures and entities	9,760	9,732
Investment in Reading International Trust I	838	838
Goodwill	32,933	37,411
Intangible assets, net	22,004	22,655
Other assets	15,080	14,907
Total assets	$405,383	$406,417

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$14,941	$14,943
Film rent payable	5,178	7,256
Notes payable – current portion	4,730	7,914
Note payable to related party – current portion	14,000	14,000
Taxes payable	6,646	6,140
Deferred current revenue	6,345	6,968
Other current liabilities	219	457
Total current liabilities	52,059	57,678
Notes payable – long-term portion	180,299	177,166
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	6,935	6,968
Deferred non-current revenue	642	577
Other liabilities	25,842	25,852
Total liabilities	293,690	296,154
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized, 35,789,473 issued and 21,248,823 outstanding at March 31, 2010 and 35,610,857 issued and 21,132,582 outstanding at December 31, 2009	215	215
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at March 31, 2010 and at December 31, 2009	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued or outstanding shares at March 31, 2010 and at December 31, 2009	--	--
Additional paid-in capital	134,144	134,044
Accumulated deficit	(63,032)	(63,385)
Treasury shares	(3,765)	(3,514)
Accumulated other comprehensive income	42,827	41,514
Total Reading International, Inc. stockholders’ equity	110,404	108,889
Noncontrolling interests	1,289	1,374
Total stockholders’ equity	111,693	110,263
Total liabilities and stockholders’ equity	$405,383	$406,417

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenue
Cinema	$53,846	$43,437
Real estate	4,304	3,642
Total operating revenue	58,150	47,079
Operating expense
Cinema	43,295	35,106
Real estate	2,267	1,808
Depreciation and amortization	3,904	3,844
General and administrative	4,206	4,435
Total operating expense	53,672	45,193

Operating income	4,478	1,886

Interest income	283	517
Interest expense	(3,380)	(4,907)
Other loss	(582)	(795)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	799	(3,299)
Income tax expense	(582)	(351)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	217	(3,650)
Equity earnings of unconsolidated joint ventures and entities	351	495
Net income (loss)	$568	$(3,155)
Net income attributable to noncontrolling interest	(215)	(238)
Net income (loss) attributable to Reading International, Inc. common shareholders	$353	$(3,393)

Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common shareholders	$0.02	$(0.15)
Weighted average number of shares outstanding – basic	22,711,058	22,573,737
Weighted average number of shares outstanding – dilutive	22,758,421	22,573,737

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)
	Three Months Ended
	March 31,
	2010	2009
Operating Activities
Net income (loss)	$568	$(3,155)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss recognized on foreign currency transactions	13	63
Equity earnings of unconsolidated joint ventures and entities	(351)	(495)
Distributions of earnings from unconsolidated joint ventures and entities	202	166
Other-than-temporary loss on marketable securities	--	746
Depreciation and amortization	3,904	3,837
Amortization of prior service costs	76	71
Amortization of above and below market leases	236	200
Amortization of deferred financing costs	167	531
Amortization of straight-line rent	160	335
Stock based compensation expense	18	216
Changes in operating assets and liabilities:
Decrease in receivables	1,888	490
Increase in prepaid and other assets	(489)	(947)
Increase (decrease) in accounts payable and accrued expenses	375	(979)
Decrease in film rent payable	(2,096)	(1,853)
Increase (decrease) in deferred revenues and other liabilities	(965)	44
Net cash provided by (used in) operating activities	3,706	(730)
Investing activities
Acquisitions	(2,891)	--
Purchases of and additions to property and equipment	(1,891)	(1,789)
Change in restricted cash	204	433
Purchase of marketable securities	--	(11,463)
Distributions of investment in unconsolidated joint ventures and entities	132	--
Option proceeds	--	265
Net cash used in investing activities	(4,446)	(12,554)
Financing activities
Repayment of long-term borrowings	(289)	(3,085)
Proceeds from borrowings	3,194	1,179
Repurchase of Class A Nonvoting Common Stock	(251)	--
Proceeds from exercise of stock options	83	--
Noncontrolling interest distributions	(308)	(36)
Net cash provided by (used in) financing activities	2,429	(1,942)
Effect of exchange rate changes on cash and cash equivalents	247	(1,137)

Increase (decrease) in cash and cash equivalents	1,936	(16,363)
Cash and cash equivalents at beginning of period	24,612	30,874

Cash and cash equivalents at end of period	$26,548	$14,511

Supplemental Disclosures
Interest paid	$3,567	$3,404
Income taxes paid	$236	$99
Non-cash transactions
Reduction in note payable associated with acquisition purchase price adjustment	$4,381	$226
Exchange of marketable securities for Reading International Trust I securities	$--	$11,463

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2010

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  There have been no material changes in the information disclosed in the notes to the condensed consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”).  The financial information presented in this quarterly report on Form 10-Q for the period ended March 31, 2010 (the “March Report”) should be read in conjunction with our 2009 Annual Report which contains the latest audited financial statements and related notes.  The periods presented in this document are the three months ended March 31, 2010 (“2010 Quarter”) and the three months ended March 31, 2009 (“2009 Quarter”).

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations, and cash flows as of and for the three months ended March 31, 2010 and 2009 have been made.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We had investments in marketable securities of $3.4 million and $3.1 million at March 31, 2010 and December 31, 2009, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with ASC 320-10 for each applicable reporting period.  During the three months ended March 31, 2010 and 2009, we recorded other-than-temporary losses of $0 and $746,000 on certain marketable securities.  Additionally, these investments have a cumulative unrealized gain of $739,000 included in accumulated other comprehensive income at March 31, 2010.  For the three months ended March 31, 2010 and 2009 our net unrealized gain on marketable securities was $218,000 and $2,000, respectively.

Other Income/Loss

For the 2010 Quarter, we recorded an other loss of $582,000 compared to an other loss of $795,000 for the 2009 Quarter.  The 2010 Quarter other loss was primarily related to a $600,000 litigation loss associated with our Mackie litigation and 2009 Quarter other loss was primarily related to an other-than-temporary loss in marketable securities of $746,000.

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

Assets Transferred from Held For Sale to Operating

In accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, we report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale under SFAS 144.  We previously reported the March 31, 2009 operating results of our Auburn property as a discontinued operation, less applicable income taxes, in a separate component of operations on the unaudited condensed consolidated statements of operations under the heading “discontinued operations,” however, during the second quarter of 2009, the property returned to its operating status when the prospective buyer’s purchase option expired unexecuted.  As a result, the following 2009 financial statement amounts were reclassified to operating revenues and expenses to conform to the 2010 presentation:

Three Months Ended March 31, 2009
Revenue	$1,094
Operating expense	863
Depreciation and amortization expense	--
Operating income	$224

New Cinema Lease

On February 12, 2010, we entered into a lease for an approximately 33,000 square foot 8-screen art cinema to be built as a new Angelika branded theater in Merrifield, Virginia.

Accounting Pronouncements Adopted During 2010

FASB ASU 2009-17 – Reporting on Variable Interest Entities

In December 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-17, “Consolidations (Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  This ASU incorporates Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009.  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which enhances the information provided to users of financial statements.  We adopted ASU 2009-17 effective January 1, 2010.  As a result of the fact that we have no variable interests in variable interest entities, the adoption of this ASU did not have a material impact on our financial position or results of operations.

FASB ASU 2010-06 – Fair Value Measurements

In January 2010, the FASB issued an Accounting Standards Update ("ASU"), ASU 2010-06 to the Fair Value Measurements and Disclosure topic of the Accounting Standards Codification.  The ASU clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities.  These requirements of the ASU are effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009.  The adoption of these requirements of the ASU did not have a material effect on the Company's financial statements.

New Accounting Pronouncements

FASB ASU 2010-06 – Fair Value Measurements

The ASU also requires additional disclosures about the transfers of classifications among the fair value classification levels and the reasons for those changes and separate presentation of purchases, sales, issuances and settlements in the presentation of the roll forward of Level 3 assets and liabilities.  Those disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010.  The adoption of this portion of the ASU is not expected to have a material effect on the Company's financial statements.

There were no other new accounting pronouncements issued during the 2010 Quarter that will have a material impact on our financial statements.

Note 2 –Equity and Stock Based Compensation

Equity Compensation

Landplan Property Partners, Pty Ltd

As more fully described in our 2009 Annual Report, we have granted our President of Landplan Property Partners, Pty Ltd (“LPP”), Mr. Doug Osborne, as incentive compensation, a subordinated carried interest in certain property trusts, owned by LPP or its affiliates and formed to acquire and hold LPP’s real property investments.  The estimated value of Mr. Osborne’s incentive interest of $0 at March 31, 2010 is included in the noncontrolling interest in these property trusts at March 31, 2010 (see Note 14 – Noncontrolling Interest).  As more fully described in our 2009 Annual Report, during the three months ended March 31, 2010, we expensed $0 due to the poor economic performance of the investments associated with LPP.  During the three months ended March 31, 2009, we expensed $49,000 associated with Mr. Osborne’s interest.

Stock Based Compensation

For the three months ended March 31, 2010 and 2009, $50,000 and $100,000, respectively, of restricted Class A Non-Voting Common Stock vested related to prior year grants.  During the three months ended March 31, 2010, we issued 143,462 of Class A Nonvoting shares to an executive employee associated with his prior years’ stock bonuses.  For the three months ended March 31, 2010 and 2009, we recorded compensation expense of $4,000, and $56,000, respectively, related to the vesting of all our restricted stock grants.  For the three months ended March 31, 2010, no restricted stock grants were made to our employees.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees and non-employee directors of incentive stock options and non-qualified stock options to purchase shares of the Company’s Class A Nonvoting Common Stock. The 1999 Stock Option Plan expired in November 2009.  We are currently involved in approval process of a new plan which has been approved by our Board of Directors and is currently pending approval by our shareholders who are scheduled to vote on the new plan during our 2010 annual shareholders meeting in May 2010.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-40 relating to Stock-Based Compensation (“FASB ASC 718-40”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended March 31, 2010 and 2009, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

We granted no options in the three months ended March 31, 2010 or 2009.

Based on these assumptions and in accordance with the FASB ASC 718-40 modified prospective method, we recorded $14,000 and $160,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, the total unrecognized estimated compensation cost related to non-vested stock options granted was $80,000, which we expect to recognize over a weighted average vesting period of 1.7 years.  30,000 options were exercised during the three months ended March 31, 2010 having a realized value of $47,000 and for which we received $83,000 of cash.  The grant date fair value of options vesting during the three months ended March 31, 2010 and 2009 was $14,000 and $160,000, respectively.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at March 31, 2010 was $242,000 of which 94.6% are currently exercisable.

All stock options granted have a contractual life of 10 years at the grant date.  The aggregate total number of shares of Class A Nonvoting Common Stock and Class B Voting Common Stock authorized for issuance under our 1999 Stock Option Plan is 1,254,150.  At the time that options are exercised, at the discretion of management, we will either issue treasury shares or make a new issuance of shares to the employee or board member.  Dependent on the grant letter to the employee or board member, the required service period for option vesting is between zero and four years.

We had the following stock options outstanding and exercisable as of March 31, 2010 and December 31, 2009:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2009	577,850	185,100	$5.60	$9.90	525,350	110,100	$5.19	$9.67
Granted	50,000	--	$4.01	$--
Exercised	(3,000)	--	$3.80	$--
Expired	(35,100)	(35,100)	$5.13	$8.47
Outstanding- December 31, 2009	589,750	150,000	$5.51	$10.24	534,750	150,000	$5.62	$10.24
Exercised	(30,000)	--	$2.76	$--
Outstanding-March 31, 2010	559,750	150,000	$5.65	$10.24	504,750	150,000	$5.79	$10.24

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at March 31, 2010 and December 31, 2009 was approximately 5.01 and 5.05 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at March 31, 2010 and December 31, 2009 was approximately 4.66 and 4.70 years, respectively.

Note 3 – Business Segments

We organize our operations into two reportable business segments within the meaning of FASB ASC 280-10 - Segment Reporting.  Our reportable segments are (1) cinema exhibition and (2) real estate.  The cinema exhibition segment is engaged in the development, ownership, and operation of multiplex cinemas.  The real estate segment is engaged in the development, ownership, and operation of commercial properties.  Incident to our real estate operations we have acquired, and continue to hold, raw land in urban and suburban centers in Australia and New Zealand.

During the three months ended March 31, 2010, we changed our reporting for intercompany property rent where our cinema operations were substantially the only tenant of such property eliminating the intersegment revenue and expense relating to the intercompany rent, and transferred the third party lease costs from the real estate segment to the cinema segment.  This change in management’s structure of its reportable segments commenced on January 1, 2010, such changes to segment reporting are reflected in the segment results for the three months ended March 31, 2010 and 2009, respectively.  The retroactive presentation for the three months ended March 31, 2009 segment results decreased intersegment revenue and expense for the intercompany rent by $1.1 million and transferred the third party lease costs from the real estate segment to the cinema segment.  The overall results of these changes decreased real estate segment revenues and expense by $1.1 million.  This change results in a reduction of real estate operating expense and an increase of cinema operating expense of $1.1 million on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.

The tables below summarize the results of operations for each of our principal business segments for the three months ended March 31, 2010 and 2009, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three months ended March 31, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$53,846	$5,700	$(1,396)	$58,150
Operating expense	44,691	2,267	(1,396)	45,562
Depreciation & amortization	2,553	1,153	--	3,706
General & administrative expense	593	225	--	818
Segment operating income	$6,009	$2,055	$--	$8,064
Three months ended March 31, 2009	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$43,437	$4,986	$(1,344)	$47,079
Operating expense	36,450	1,808	(1,344)	36,914
Depreciation & amortization	2,909	681	--	3,590
General & administrative expense	802	180	--	982
Segment operating income	$3,276	$2,317	$--	$5,593

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2010 Quarter	2009 Quarter
Total segment operating income	$8,064	$5,593
Non-segment:
Depreciation and amortization expense	198	254
General and administrative expense	3,388	3,453
Operating income	4,478	1,886
Interest expense, net	(3,097)	(4,390)
Other loss	(582)	(795)
Income tax expense	(582)	(351)
Equity earnings of unconsolidated joint ventures and entities	351	495
Net income (loss)	568	(3,155)
Net income attributable to the noncontrolling interest	(215)	(238)
Net income (loss) attributable to Reading International, Inc. common shareholders	$353	$(3,393)

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of March 31, 2010 and December 31, 2009:

	US Dollar
	March 31, 2010	December 31, 2009
Australian Dollar	$0.9169	$0.8979
New Zealand Dollar	$0.7098	$0.7255

Note 5 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to Reading International, Inc. common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing the net income (loss) attributable to Reading International, Inc. common shareholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued.  Stock options and non-vested stock awards give rise to potentially dilutive common shares.  In accordance with FASB ASC 260-10 - Earnings Per Share, these shares are included in the diluted earnings per share calculation under the treasury stock method.  As noted in the table below, due to the small difference between the basic and diluted weighted average common shares, the basic and the diluted earnings (loss) per share are the same for the 2010 Quarter.  The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Three Months Ended March 31,
	2010	2009
Net income (loss) attributable to Reading International, Inc. common shareholders	$353	$(3,393)

Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common share holders	$0.02	$(0.15)
Weighted average common stock – basic	22,711,058	22,573,737
Weighted average common stock – diluted	22,758,421	22,573,737

For the three months ended March 31, 2010, the weighted average common stock – diluted included 47,363 of in-the-money incremental stock options.  For the three months ended March 31, 2009, we recorded losses from continuing operations.  As such, we excluded the incremental shares of 72,978 shares of restricted Class A Non-Voting Common Stock and 28,610 of in-the-money stock options from the computation of diluted loss per share because they were anti-dilutive in those periods.  In addition, 662,387 and 699,240 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009, respectively.

Note 6 – Property Held For and Under Development and Property and Equipment

As of March 31, 2010 and December 31, 2009, we owned property held for and under development summarized as follows (dollars in thousands):

Property Held For and Under Development	March 31, 2010	December 31, 2009
Land	$48,710	$45,629
Construction-in-progress (including capitalized interest)	33,772	33,047
Property held for and under development	$82,482	$78,676

We recorded capitalized interest related to our properties under development for the three months ended March 31, 2009 of $136,000.  We have curtailed the development activities of our properties under development and are not currently capitalizing interest expense.  Therefore, we did not capitalize any interest during the three months ended March 31, 2010.

As of March 31, 2010 and December 31, 2009, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	March 31, 2010	December 31, 2009
Land	$61,134	$61,110
Building	123,856	122,784
Leasehold interests	33,708	33,716
Construction-in-progress	2,624	1,807
Fixtures and equipment	87,190	85,235
Total cost	308,512	304,652
Less: accumulated depreciation	(108,119)	(103,903)
Property and equipment, net	$200,393	$200,749

Depreciation expense for property and equipment was $3.3 million and $3.2 million for the three months ended March 31, 2010 and 2009, respectively.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Except as noted below regarding our investment in Malulani Investments, Limited (“MIL”), investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, and, as of March 31, 2010 and December 31, 2009, include the following (dollars in thousands):

	Interest	March 31, 2010	December 31, 2009
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	4,329	4,475
205-209 East 57th Street Associates, LLC	25.0%	124	207
Mt. Gravatt Cinema	33.3%	5,307	5,050
Total investments		$9,760	$9,732

For the three months ended March 31, 2010 and 2009, we recorded our share of equity earnings (loss) from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Rialto Distribution	$--	$(91)
Rialto Cinemas	22	88
205-209 East 57th Street Associates, LLC	--	304
Mt. Gravatt Cinema	329	194
Total equity earnings	$351	$495

205-209 East 57th Street Associates, LLC – Retail Condominium Sale

The remaining retail condominium of our Place 57 joint venture was sold in February 2009 for approximately $4.0 million.  Based on the closing statements of the sale, our share of the sale price was approximately $900,000 resulting in earnings to us of $304,000.On February 10, 2010, we received $83,000 relating to our investment in the Place 57 joint venture representing a return of substantially all of our remaining initial investment, which was $3.0 million.

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate that an asset may be impaired.  As of March 31, 2010 and December 31, 2009, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2009	$32,187	$5,224	$37,411
Change in goodwill due to a purchase price adjustment	(4,381)	--	(4,381)
Foreign currency translation adjustment	(97)	--	(97)
Balance at March 31, 2010	$27,709	$5,224	$32,933

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 20 years; our trade name using an accelerated amortization method over its estimated useful life of 50 years; and our option fee and other intangible assets over 10 years.  For the three months ended March 31, 2010 and 2009, amortization expense totaled $638,000 and $648,000, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of March 31, 2010	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$24,066	$7,220	$2,773	$451	$34,510
Less: Accumulated amortization	7,191	2,376	2,734	205	12,506
Total, net	$16,875	$4,844	$39	$246	$22,004

As of December 31, 2009	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$24,079	$7,220	$2,773	$451	$34,523
Less: Accumulated amortization	6,924	2,051	2,710	183	11,868
Total, net	$17,155	$5,169	$63	$268	$22,655

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Prepaid and other current assets
Prepaid expenses	$1,444	$1,333
Prepaid taxes	709	686
Deposits	301	146
Other	941	913
Total prepaid and other current assets	$3,395	$3,078

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	275	269
Deferred financing costs, net	3,499	3,661
Interest rate swap at fair value - non-qualifying hedge	918	766
Other receivables	6,750	6,750
Tenant inducement asset	1,118	1,135
Straight-line rent asset	1,292	1,074
Other	94	118
Total non-current assets	$15,080	$14,907

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Expected tax provision (benefit)	$326	$(1,135)
Increase (decrease) in taxes resulting from:
Change in valuation allowance, other	(186)	1,181
Foreign income tax provision	146	58
Foreign withholding tax provision	201	157
Tax effect of foreign tax rates on current income	(141)	(46)
State and local tax provision	87	9
Reserve for federal tax litigation	149	127
Actual tax provision	$582	$351

During the three months ended March 31, 2010, our FASB ASC 740-10-2a liability increased by $149,000 reflecting the accrual of interest for IRS matters under litigation.

Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities)

Notes payable and subordinated debt (trust-preferred securities) are summarized as follows (dollars in thousands):

Name of Note Payable or Security	March 31, 2010 Interest Rate	December 31, 2009 Interest Rate	Maturity Date	March 31, 2010 Balance	December 31, 2009 Balance
Australian Corporate Credit Facility	5.79%	5.58%	June 30, 2011	$92,150	$90,239
Australian Shopping Center Loans	--	--	2010-2013	802	786
New Zealand Corporate Credit Facility	4.35%	4.35%	March 31, 2012	13,841	10,882
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	27,913	27,913
US Euro-Hypo Loan	6.73%	6.73%	July 11, 2012	15,000	15,000
US GE Capital Term Loan	6.35%	6.35%	February 21, 2013	32,500	32,700
US Liberty Theaters Term Loans	6.20%	6.20%	April 1, 2013	6,829	6,862
US Nationwide Loan 1	7.50 - 8.50%	7.50 - 8.50%	February 21, 2013	15,339	20,021
US Nationwide Loan 2	8.50%	8.50%	February 21, 2011	1,728	1,693
US Sutton Hill Capital Note 1 – Related Party	10.25%	10.25%	December 31, 2010	5,000	5,000
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2010	9,000	9,000
US Union Square Theatre Term Loan	6.26%	6.26%	May 1, 2010	6,840	6,897
Total				$226,942	$226,993

Union Square Theatre Term Loan

This loan was scheduled to mature on April 1, 2010 because of three 30-day extensions from the January 1, 2010 maturity date.  In order for us to finalize our new financing of this property, the lender has granted a fourth 30-day extension that matures on May 1, 2010.  On April 30, 2010, we refinanced this loan with another lender (see Note 20 – Subsequent Events).

Nationwide Note 1

During the first quarter of 2010, Nationwide Theaters Corp. (the Seller’s note above associated with the Consolidated Cinemas acquisition) and Reading agreed to reduce the seller’s note, Nationwide Note 1, by $4.4 million pursuant to the original sale and purchase agreement.  This reduction in the note effectively reduces the original purchase price for the Consolidated Cinemas by $4.4 million.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Current liabilities
Security deposit payable	$188	$143
Contractual commitment loss	--	321
Other	31	(7)
Other current liabilities	$219	$457
Other liabilities
Foreign withholding taxes	$5,944	$5,944
Straight-line rent liability	6,376	6,199
Environmental reserve	1,656	1,656
Accrued pension	3,989	3,912
Interest rate swap - non-qualifying hedge	714	785
Acquired leases	3,878	4,042
Other payable	2,603	2,603
Other	682	711
Other liabilities	$25,842	$25,852

Included in our other liabilities are accrued pension costs of $4.0 million.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three months ended March 31, 2010 and 2009.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for expected return on plan assets.  For the three months ended March 31, 2010 and 2009, we recognized $77,000 and $69,000, respectively, of interest cost and $76,000 and $71,000, respectively, of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $1.2 million and $979,000 as of March 31, 2010 and December 31, 2009.  Our share of unconsolidated debt, based on our ownership percentage, was $397,000 and $326,000 as of March 31, 2010 and December 31, 2009.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Litigation Update

IRS Litigation

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

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Reports”).  The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG.  As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE.  This proposed change would result in an additional tax liability for CRG of approximately $20.9 million plus interest of approximately $26.3 million as of March 31, 2010.  In addition, this proposal would result in California tax liability of approximately $5.4 million plus interest of approximately $7.6 million as of March 31, 2010.  Accordingly, this proposed change represented, as of March 31, 2010, an exposure of approximately $60.2 million.

Moreover, California has “amnesty” provisions imposing additional liability on taxpayers who are determined to have materially underreported their taxable income.  While these provisions have been criticized by a number of corporate taxpayers to the extent that they apply to tax liabilities that are being contested in good faith, no assurances can be given that these new provisions will be applied in a manner that would mitigate the impact on such taxpayers.  Accordingly, these provisions may cause an additional $4.0 million exposure to CRG, for a total exposure of approximately $64.2 million.  We have accrued $6.3 million in accordance with the cumulative probability approach prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25 – Income Taxes in relation to this exposure and believe that the possible total settlement amount will be between $6.3 million and $64.2 million.

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

We intend to litigate aggressively the Stater matter in the U.S. Tax Court.  A case was filed with the court on September 26, 2006 for each respective N/D.  While there are always risks in litigation, we believe that a settlement at the level previously offered by the IRS would have substantially understated the strength of our position and the likelihood that we would prevail in a trial of these matters.

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

The N/D issued to RDGE was conceded by RDGE in August 2008.  The net result related to the equipment leasing transaction entered into by RDGE is expected to be a refund of approximately $750,000 in federal alternative minimum tax for the year 1996, offset by a payment of approximately $600,000 in federal and state income taxes, for the years 1997-99.

During the three months ended March 31, 2010, our motion for summary judgment was denied on the basis of perceived factual disputes, and trial has been set for late July 2010.

Mackie Litigation

On November 7, 2005, we were sued in the Supreme Court of Victoria at Melbourne by a former construction contractor with respect to the discontinued development of an ETRC at Frankston, Victoria.  The action is entitled Mackie Group Pty Ltd (the “Mackie Group”) v. Reading Properties Pty Ltd, and in it the former contractor seeks payment of a claimed fee in the amount of $917,000 (AUS$1.0 million).  That case was tried in March 2010 before a judge, and a decision in favor of Mackie was rendered on April 16, 2010, finding us responsible to pay fees to Mackie in the amount of $917,000 (AUS$1.0 million) plus interest.  We currently estimate interest to be approximately $484,000 (AUS$528,000).  It is also possible that the court will order us to pay a proportion of Mackie Group's costs of the proceeding.  We are currently considering whether to appeal that decision.  Inclusive of the $600,000 (AUS$655,000) accrued in the three months ended March 31, 2010, we have accrued $1.4 million (AUS$1.5 million) associated with this judgment against us.  See Note 20 – Subsequent Events.

Note 14 – Noncontrolling interests

Noncontrolling interest is composed of the following enterprises:

•	50% membership interest in Angelika Film Centers LLC (“AFC LLC”) owned by a subsidiary of iDNA, Inc.;

•	25% noncontrolling interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	33% noncontrolling interest in the Elsternwick Joint Venture owned by Champion Pictures Pty Ltd.;

•	15% incentive interest in certain property holding trusts established by LPP or its affiliates (see Note 2); and

•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, L.L.C.

The components of noncontrolling interest are as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
AFC LLC	$1,127	$1,135
Australian Country Cinemas	211	255
Elsternwick unincorporated joint venture	171	139
Landplan Property Partners	--	--
Sutton Hill Properties	(220)	(155)
Noncontrolling interests in consolidated subsidiaries	$1,289	$1,374

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
AFC LLC	$192	$205
Australian Country Cinemas	60	28
Elsternwick Unincorporated Joint Venture	28	10
Landplan Property Partners	--	49
Sutton Hill Properties	(65)	(54)
Net income attributable to noncontrolling interests	$215	$238

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Equity at – January 1, 2010	$108,889	$1,374	$110,263
Net income	353	215	568
Increase in additional paid in capital	100	--	100
Treasury stock purchased	(251)		(251)
Distributions to noncontrolling interests	--	(308)	(308)
Accumulated other comprehensive income	1,313	8	1,321
Equity at – March 31, 2010	$110,404	$1,289	$111,693

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Equity at – January 1, 2009	$67,630	$1,817	$69,447
Net loss	(3,393)	238	(3,155)
Increase in additional paid in capital	217	--	217
Distributions to noncontrolling interests	--	(36)	(36)
Accumulated other comprehensive income	(2,281)	(1)	(2,282)
Equity at – March 31, 2009	$62,173	$2,018	$64,191

Note 15 – Common Stock

Common Stock Issuance

During the three months ended March 31, 2010, we issued 143,462 of Class A Nonvoting shares to an executive employee associated with his prior years’ stock bonuses.

For the stock options exercised during 2010, we issued for cash to an employee of the corporation under our employee stock option plan 30,000 shares of Class A Stock at an exercise price of $2.76 per share.

Note 16 – Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income (loss).  The following table sets forth our comprehensive income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$568	$(3,155)
Foreign currency translation gain (loss)	1,027	(2,351)
Amortization of pension prior service costs	76	71
Unrealized gain (loss) on available for sale investments	218	(2)
Comprehensive income (loss)	1,889	(5,437)
Net income attributable to noncontrolling interest	(215)	(238)
Comprehensive income attributable to noncontrolling interest	(8)	1
Comprehensive income (loss) attributable to Reading International, Inc.	$1,666	$(5,674)

Note 17 – Derivative Instruments

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

The following table sets forth the terms of our interest rate swap derivative instruments at March 31, 2010:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$34,000,000	2.854%	0.290%	April 1, 2011
Interest rate swap	$44,222,000	4.550%	4.328%	December 31, 2011
Interest rate cap	$23,812,000	4.550%	4.328%	December 31, 2011

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in a decrease in interest expense of $211,000 and an increase in interest expense of $243,000 during the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, we recorded the fair market value of an interest rate swap and a cap of $918,000 as other long-term assets and an interest rate swap of $714,000 as an other long-term liability.  At December 31, 2009, we recorded the fair market value of an interest rate swap and a cap of $766,000 as other long-term assets and an interest rate swap of $785,000 as an other long-term liability.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 18 – Fair Value of Financial Instruments

We measure the following items at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Investment in marketable securities	1	$3,393	$3,120	$3,393	$3,120
Interest rate swap & cap assets	2	$918	$766	$918	$766
Interest rate swap liability	2	$714	$785	$714	$785

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data (were not used to value any of our assets).

We used the following methods and assumptions to estimate the fair values of the assets and liabilities:

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

As of March 31, 2010, we held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, available for sale securities, and interest rate derivative contracts.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less.  Derivative instruments are related to our economic hedge of interest rates.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in Australia.

The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of March 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap derivative instruments is described in Note 17 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, There were no transfers of assets and liabilities between levels 1, 2, or 3 during the three months ended March 31, 2010

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at March 31, 2010 and December 31, 2009 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	March 31, 2010	December 31, 2009	March 31, 2010		December 31, 2009
Notes payable	$185,029	$185,080		$164,172		$172,946
Notes payable to related party	$14,000	$14,000	$	N/A	$	N/A
Subordinated debt (trust preferred securities)	$27,913	$27,913		$19,847		$20,416

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

Note 19 - Acquisitions

Manukau Land Purchase

On April 30, 2009, we entered into an agreement to purchase for $3.6 million (NZ$5.2 million) a property adjacent to our Manukau property.  An initial deposit of $26,000 (NZ$50,000) was paid upon signing of the agreement, a second deposit of $175,000 (NZ$258,000) was paid in the second quarter of 2009 and a third deposit of $531,000 (NZ$773,000) was paid in August 2009.  The fourth and final purchase payment of $2.9 million (NZ$4.1 million) was made on March 31, 2010 completing our acquisition of this land parcel.

Note 20 – Subsequent Events

Union Square Loan

On April 30, 2010, we refinanced the loan secured by our Union Square property with another lender.  The new loan in the amount of $7.5 million has a five-year term with a fixed interest rate of 5.92% per annum and an amortization payment schedule of 20 years and a balloon payment of approximately $6.4 million at the end of the five years.

Mackie Litigation

On April 16, 2010, a decision in favor of Mackie was rendered, finding us responsible to pay fees to Mackie in the amount of $917,000 (AUS$1.0 million) plus interest.  We currently estimate interest to be approximately $484,000 (AUS$528,000).  It is also possible that the court will order us to pay a proportion of Mackie Group's costs of the proceeding.  We are currently considering whether to appeal that decision.  We have accrued $1.4 million (AUS$1.5 million) associated with this judgment against us.  See Note 13 – Commitments and Contingencies.

Blythe Township

In 1996, we sold our interest in a certain coal property located in Blythe Township Pennsylvania for $525,000, plus certain royalty rights tied to the amount of coal realized from mining operations on the property.  Our interest in that coal property was subject to certain adverse claims, which resulted in litigation to which we were not a party and our sale arrangement provided that the purchase price was subject to repayment (in whole or in part) depending upon the resolution of that litigation.  Accordingly, we have through the end of the March quarter reserved 100% of that purchase price.  That litigation has now been resolved, and as a result, we will be taking the $525,000 portion of the purchase price into income in our June quarter.  Since the coal is located under an existing municipal reservoir, we have to date assigned no value to the royalty interest.

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

At March 31, 2010, we owned and operated 53 cinemas with 425 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 4 cinemas with 32 screens and managed 2 cinemas with 9 screens.  We anticipate opening the following two newly leased cinemas:

•	one in Newcastle NSW, Australia with 8 screens which we anticipate will open in October 2010; and

•	the Angelika branded cinema in Merrifield, Virginia with 8 screens which we anticipate will open in late 2011.

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

We continue to acquire, to dispose of, or to reposition assets in accordance with our business plan.  For a description of our acquisitions so far in 2010, see Note 19 – Acquisitions to our March 31, 2010 Condensed Consolidated Financial Statements.

Results of Operations

At March 31, 2010, we owned and operated 53 cinemas with 425 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 4 cinemas with 32 screens and managed 2 cinemas with 9 screens.  In real estate during the period, we (i) owned and operated four ETRC’s that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, and (iv) held for development an additional seven parcels aggregating approximately 129 acres located principally in urbanized areas of Australia and New Zealand.  Two of these parcels held for development, Burwood and Moonee Ponds, comprise approximately 54 acres, and are in areas designated by the provincial government of Victoria, Australia as either a “major” or “principal activity centre.”

Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.  Our year-to-year results of operation were principally impacted by the following:

•	strong revenue growth from our cinema exhibition segment driven primarily by the availability of good 3D content and our ability to show these films on our newly implemented 3D projectors;

•	the fluctuation in the value of the Australian and New Zealand dollars vis-à-vis the US dollar resulting in an increase in results of operations for our foreign operations for 2010 compared to 2009.

During the three months ended March 31, 2010, we changed our reporting for intercompany property rent where our cinema operations were substantially the only tenant of such property eliminating the intersegment revenue and expense relating to the intercompany rent, and transferred the third party lease costs from the real estate segment to the cinema segment.  This change in management’s structure of its reportable segments commenced on January 1, 2010, such changes to segment reporting are reflected in the segment results for the three months ended March 31, 2010 and 2009, respectively.  The retroactive presentation for the three months ended March 31, 2009 segment results decreased intersegment revenue and expense for the intercompany rent by $1.1 million and transferred the third party lease costs from the real estate segment to the cinema segment.  The overall results of these changes decreased real estate segment revenues and expense by $1.1 million.  This change results in a reduction of real estate operating expense and an increase of cinema operating expense of $1.1 million on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.

The tables below summarize the results of operations for each of our principal business segments for the three months ended March 31, 2010 (“2010 Quarter”) and the three months ended March 31, 2009 (“2009 Quarter”) (dollars in thousands):

Three months ended March 31, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$53,846	$5,700	$(1,396)	$58,150
Operating expense	44,691	2,267	(1,396)	45,562
Depreciation & amortization	2,553	1,153	--	3,706
General & administrative expense	593	225	--	818
Segment operating income	$6,009	$2,055	$--	$8,064

Three months ended March 31, 2009	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$43,437	$4,986	$(1,344)	$47,079
Operating expense	36,450	1,808	(1,344)	36,914
Depreciation & amortization	2,909	681	--	3,590
General & administrative expense	802	180	--	982
Segment operating income	$3,276	$2,317	$--	$5,593

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2010 Quarter	2009 Quarter
Total segment operating income	$8,064	$5,593
Non-segment:
Depreciation and amortization expense	198	254
General and administrative expense	3,388	3,453
Operating income	4,478	1,886
Interest expense, net	(3,097)	(4,390)
Other loss	(582)	(795)
Income tax expense	(582)	(351)
Equity earnings of unconsolidated joint ventures and entities	351	495
Net income (loss)	568	(3,155)
Net income attributable to the noncontrolling interest	(215)	(238)
Net income (loss) attributable to Reading International, Inc. common shareholders	$353	$(3,393)

Cinema Exhibition Segment

Included in the cinema exhibition segment above is revenue and expense from the operations of 53 cinema complexes with 425 screens during the 2010 Quarter and 52 cinema complexes with 427 screens during the 2009 Quarter and management fee income from 2 cinemas with 9 screens in both years.  The following tables detail our cinema exhibition segment operating results for the three months ended March 31, 2010 and 2009, respectively (dollars in thousands):

Three Months Ended March 31, 2010	United States	Australia	New Zealand	Total
Admissions revenue	$18,179	$16,324	$4,508	$39,011
Concessions revenue	6,673	4,689	1,039	12,401
Advertising and other revenues	1,148	1,058	228	2,434
Total revenues	26,000	22,071	5,775	53,846

Cinema costs	21,995	16,065	4,340	42,400
Concession costs	1,007	1,040	244	2,291
Total operating expense	23,002	17,105	4,584	44,691

Depreciation and amortization	1,587	707	259	2,553
General & administrative expense	446	147	--	593
Segment operating income	$965	$4,112	$932	$6,009

Three Months Ended March 31, 2009	United States	Australia	New Zealand	Total
Admissions revenue	$17,855	$10,398	$2,514	$30,767
Concessions revenue	6,949	3,345	686	10,980
Advertising and other revenues	1,051	477	162	1,690
Total revenues	25,855	14,220	3,362	43,437

Cinema costs	20,922	10,916	2,623	34,461
Concession costs	1,090	728	171	1,989
Total operating expense	22,012	11,644	2,794	36,450

Depreciation and amortization	2,074	541	294	2,909
General & administrative expense	638	164	--	802
Segment operating income	$1,131	$1,871	$274	$3,276

•
Cinema revenue increased for the 2010 Quarter by $10.4 million or 24.0% compared to the same period in 2009.  The 2010 Quarter increase was primarily from our Australia and New Zealand cinema operations, which accounted for $10.3 million of the increase related in part to higher admissions for the 2010 Quarter by comparison to 2009 coupled with an increase in the average ticket price primarily associated with the recently released 3D movies.  Additionally, we recorded higher revenues for both our Australia and New Zealand cinema operations in 2010 compared to 2009 due to a year over year increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar.  This increase translated to higher Australian and New Zealand revenues for the 2010 Quarter compared to the 2009 Quarter (see below).  Also, we made certain internal reporting changes to our intersegment revenue recognition between our cinema and real estate segments which resulted in an increase in other cinema revenues of $116,000 in the U.S.  Our U.S. cinemas did not experience the same uplift in revenues as noted from our Australia and New Zealand cinemas due to increased competition at one of our cinemas and decreased revenues from our art cinemas.

•
Operating expense increased for the 2010 Quarter by $8.2 million or 22.6% compared to the same period in 2009.  This increase followed the increased revenues noted above.  Also, as mentioned above, we made certain internal reporting changes to our intersegment cost recognition between our cinema and real estate segments that resulted in an increase in our cinema expenses of $67,000 in the U.S.  Overall, our operating expense as a percent of gross revenue decreased from 84% to 83% from the 2009 Quarter to the 2010 Quarter.

•
Depreciation and amortization expense decreased for the 2010 Quarter by $356,000 or 12.2% compared to the same period in 2009 primarily related to the short useful lives of the used assets associated with our Consolidated Entertainment cinemas purchased February 1998.

•	General and administrative costs decreased for the 2010 Quarter by $209,000 or 26.1% compared to the same period in 2009 primarily related to cost cutting measures throughout the segment.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have increased by 36.1% and 32.9%, respectively, since the 2009 Quarter, which had an impact on the individual components of our income statement.

•	Because of the above, cinema segment income increased for the 2010 Quarter by $2.7 million compared to the same period in 2009.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended March 31, 2010 and 2009, respectively (dollars in thousands):

Three Months Ended March 31, 2010	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$510	$--	$--	$510
Property rental income	437	3,111	1,642	5,190
Total revenues	947	3,111	1,642	5,700

Live theater costs	458	--	--	458
Property rental cost	153	1,216	440	1,809
Total operating expense	611	1,216	440	2,267

Depreciation and amortization	80	690	383	1,153
General & administrative expense	--	226	(1)	225
Segment operating income	$256	$979	$820	$2,055

Three Months Ended March 31, 2009	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$911	$--	$--	$911
Property rental income	403	2,288	1,384	4,075
Total revenues	1,314	2,288	1,384	4,986

Live theater costs	455	--	--	455
Property rental cost	232	806	315	1,353
Total operating expense	687	806	315	1,808

Depreciation and amortization	83	303	295	681
General & administrative expense	11	153	16	180
Segment operating income	$533	$1,026	$758	$2,317

•
Real estate revenue increased for the 2010 Quarter by $714,000 or 14.3% compared to the same period in 2009.  Real estate revenue increased from our Australia properties and stayed steady from our New Zealand properties, primarily due to a year over year increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar.  This increase translated to higher Australian and New Zealand revenues for the 2010 Quarter compared to the 2009 Quarter (see below).  These increases in revenue were somewhat offset by a $401,000 decrease in live theater revenue due to a reduction in the number of Off-Broadway productions in the U.S.

•	Operating expense for the real estate segment increased for the 2010 Quarter by $459,000 or 25.4% compared to the same period in 2009. This increase followed the increased revenues noted above.

•
Depreciation expense for the real estate segment increased by $472,000 or 69.3% for the 2010 Quarter compared to the same period in 2009 primarily due to the impact of currency exchange rates (see below).

•	General and administrative costs increased for the 2010 Quarter by $45,000 or 25% compared to the same period in 2009 primarily due to the impact of currency exchange rate increases (see below).

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have decreased by 36.1% and 32.9%, respectively, since the 2009 Quarter, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income decreased for the 2010 Quarter by $262,000 compared to the same period in 2009.

Corporate

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense decreased by $65,000 in the 2010 Quarter compared to the 2009 Quarter related to decreases in payroll expense and audit fees offset by an increase in legal fees primarily associated with our current tax litigation despite currency changes that increased the Australia and New Zealand reported expense.

Net interest expense decreased by $1.3 million for the 2010 Quarter compared to the 2009 Quarter.  The decrease in interest expense during the 2010 Quarter was primarily related to changes to our interest rate swaps combined with a lower debt balance and somewhat lower interest rates for the 2010 Quarter compared to the same period last year.

For the 2010 Quarter, we recorded an other loss of $582,000 compared to an other loss of $795,000 for the 2009 Quarter.  The 2010 Quarter other loss was primarily related to a $600,000 litigation loss associated with our Mackie litigation and 2009 Quarter other loss was primarily related to an other-than-temporary loss in marketable securities of $746,000.

For the 2010 Quarter, we recorded a decrease in our equity earnings of unconsolidated joint ventures and entities of $144,000 primarily related to the last condominium being sold associated with our Place 57 investment during the 2009 Quarter.  This decrease was somewhat offset by an increase in equity earnings from our Mt. Gravatt investment.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

During 2010, we recorded net income attributable to Reading International, Inc. common shareholders of $353,000 for the 2010 Quarter compared to a net loss attributable to Reading International, Inc. common shareholders of $3.4 million for the 2009 Quarter, respectively.

Acquisition

Manukau Land Purchase

On April 30, 2009, we entered into an agreement to purchase for $3.6 million (NZ$5.2 million) a property adjacent to our Manukau property.  An initial deposit of $26,000 (NZ$50,000) was paid upon signing of the agreement, a second deposit of $175,000 (NZ$258,000) was paid in the second quarter of 2009 and a third deposit of $531,000 (NZ$773,000) was paid in August 2009.  The fourth and final purchase payment of $2.9 million (NZ$4.1 million) was made on March 31, 2010.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at March 31, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Debt	$1,047	$96,887	$29,855	$51,294	$394	$5,552	$185,029
Notes payable to related parties	14,000	--	--	--	--	--	14,000
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Pension liability	5	15	23	32	40	3,309	3,424
Lease obligations	19,871	26,004	24,459	22,133	19,155	67,641	179,263
Estimated interest on debt	8,937	9,974	4,244	1,960	1,497	14,594	41,206
Total	$43,860	$132,880	$58,581	$75,419	$21,086	$119,009	$450,835

On April 30, 2010, we refinanced the loan secured by our Union Square property with another lender.  As this loan was refinanced prior to the filing of this document, we classified the March 31, 2010 $6.8 million loan balance as current and reflected its principal payments and interest payments in the above table pursuant to the new loan agreement.

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-2a, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $15.6 million as of March 31, 2010.  We do not expect a significant tax payment related to these obligations within the next 12 months.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $1.2 million and $979,000 as of March 31, 2010 and December 31, 2009.  Our share of unconsolidated debt, based on our ownership percentage, was $397,000 and $326,000 as of March 31, 2010 and December 31, 2009.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

Currently, our liquidity needs arise primarily from:

•	capital expenditure needs for our expanding digital and 3D implementations;

•	working capital requirements; and

•	debt servicing requirements.

At March 31, 2010, we had approximately $5.0 million (AUS$5.5 million) in undrawn funds under our Australian Corporate Credit Facility and $18.1 million (NZ$25.5 million) available under our line of credit in New Zealand.  Accordingly, we believe that we have sufficient borrowing capacity under our Australian Corporate Credit Facility and our New Zealand line of credit to meet our anticipated short-term working capital requirements.

Our U.S. Union Square Theatre loan matured on January 1, 2010.  The lender has provided us four 30-day extensions to allow us to finalize our new financing of this property from another lender.  The fourth 30-day extension matures on May 1, 2010.  This refinancing occurred on April 30, 2010 (see Note 20 – Subsequent Events).

Under the 2000 City Cinemas transaction, we have reached a verbal agreement with the principal of Sutton Hill Capital to restructure the two notes aggregating $14.0 million.  We are currently in the process of documenting this verbal agreement, whose revised terms call for a partial repayment in 2010 and a deferral of the remainder through a date in 2013.

Operating Activities

Cash provided by operations was $3.7 million in the 2010 Quarter compared to $730,000 used in operations in the 2009 Quarter.  The increase in cash provided by operations of $4.4 million was due primarily to a $2.0 million increase of cash provided by changes in operating assets and liabilities and a $2.4 million overall increase of operational cash flows.

Investing Activities

Cash used in investing activities for the 2010 Quarter decreased by $8.1 million to $4.4 million from $12.6 million compared to the same period in 2009.  The $4.4 million cash used for the 2010 Quarter was primarily related to:

•	$1.9 million in property enhancements to our existing properties;

•	$2.9 million to purchase a property adjacent to our Manukau property;

offset by

•	$204,000 of change in restricted cash; and

•	$132,000 in return of investment of unconsolidated entities.

The $12.6 million cash used for the 2009 Quarter was primarily related to:

•	$1.8 million in property enhancements to our existing properties; and

•	$11.5 million to purchase marketable securities to exchange for our Reading International Trust I securities;

offset by

•	$433,000 of change in restricted cash; and

•	$265,000 receipt of an option payment for the Auburn property.

Financing Activities

Cash provided by financing activities for the 2010 Quarter was $2.4 million compared to $1.9 million of cash used in financing activities for the same period in 2009 resulting in a change of $4.4 million.  The $2.4 million in cash provided by financing activities during the 2010 Quarter was primarily related to:

•	$3.2 million of borrowing on our New Zealand credit facility; and

•	$83,000 of proceeds from the exercise of employee stock options;

offset by

•	$289,000 of loan repayments;

•	$251,000 of repurchase of Class A Nonvoting Common Stock; and

•	$309,000 in noncontrolling interest distributions.

The $1.9 million in cash used in the 2009 Quarter was primarily related to:

•	$3.1 million of loan repayments;

offset by

•	$1.2 million of borrowing on our Australia credit facilities.

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

We discuss these critical accounting policies in our 2009 Annual Report and advise you to refer to that discussion.

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

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in a decrease in interest expense of $211,000 and an increase in interest expense of $243,000 during the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, we recorded the fair market value of an interest rate swap and a cap of $918,000 as other long-term assets and an interest rate swap of $714,000 as an other long-term liability.  At December 31, 2009, we recorded the fair market value of an interest rate swap and a cap of $766,000 as other long-term assets and an interest rate swap of $785,000 as an other long-term liability.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

Where we are the defendants, we accrue for probable damages, which insurance may not cover, as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  Except as noted below regarding Malulani Investments, Limited (“MIL”), there have been no material changes to our litigation exposure since our 2009 Annual Report.

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

Among the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements are the following:

•	With respect to our cinema operations:

o	The number and attractiveness to movie goers of the films released in future periods;

o	The amount of money spent by film distributors to promote their motion pictures;

o	The ability to implement digital and 3D projectors throughout our cinema circuits worldwide;

o	The licensing fees and terms required by film distributors from motion picture exhibitors in order to exhibit their films;

o	The continued willingness of moviegoers to spend money on our concession items;

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

At March 31, 2010, approximately 51% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $15.6 million in cash and cash equivalents.  At December 31, 2009, approximately 50% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $15.4 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  The resulting natural hedge has led to a somewhat negligible foreign currency effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $1.0 million for the three months ended March 31, 2010.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 49% and 64% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $10.1 million and $4.2 million, respectively, and the change in our quarterly net income would be $171,000 and $13,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of March 31, 2010 and December 31, 2009, we have recorded a cumulative unrealized foreign currency translation gain of approximately $44.2 million and $43.2 million, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but requires that not less than a certain percentage of the loan be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase or decrease in short-term interest rates would have resulted in approximately $138,000 increase or decrease in our 2010 Quarter’s Australian and New Zealand interest expense.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 - Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 2 – Stock-Based and Equity Compensation, above.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Removed and Reserved

None.

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

READING INTERNATIONAL, INC.

Date:	May 6, 2010	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	May 6, 2010	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer