Form 10-Q
period 2010-06-30
READING INTERNATIONAL INC
filed 2010-08-06
CIK 716634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 4, 2010, there were 21,308,823 shares of Class A Nonvoting Common stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART I – Financial Information
Item 1 – Financial Statements
Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$26,495	$24,612
Receivables	6,449	9,458
Inventory	762	860
Investment in marketable securities	2,730	3,120
Restricted cash	1,728	321
Land held for sale	44,129	--
Prepaid and other current assets	2,860	3,078
Total current assets	85,153	41,449

Property held for and under development	31,833	78,676
Property & equipment, net	194,276	200,749
Investment in unconsolidated joint ventures and entities	8,980	9,732
Investment in Reading International Trust I	838	838
Goodwill	32,370	37,411
Intangible assets, net	21,336	22,655
Other assets	14,115	14,907
Total assets	$388,901	$406,417

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$13,304	$14,943
Film rent payable	6,232	7,256
Notes payable – current portion	90,418	7,914
Note payable to related party – current portion	--	14,000
Taxes payable	23,851	6,140
Deferred current revenue	6,125	6,968
Other current liabilities	177	457
Total current liabilities	140,107	57,678
Notes payable – long-term portion	91,347	177,166
Note payable to related party – long-term portion	9,000	--
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	2,044	6,968
Deferred non-current revenue	102	577
Other liabilities	31,121	25,852
Total liabilities	301,634	296,154
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,789,473 issued and 21,308,823 outstanding at June 30, 2010 and 35,610,857 issued and 21,132,582 outstanding at December 31, 2009	216	215
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at June 30, 2010 and at December 31, 2009	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued or outstanding shares at June 30, 2010 and at December 31, 2009	--	--
Additional paid-in capital	133,440	134,044
Accumulated deficit	(76,746)	(63,385)
Treasury shares	(3,765)	(3,514)
Accumulated other comprehensive income	33,023	41,514
Total Reading International, Inc. stockholders’ equity	86,183	108,889
Noncontrolling interests	1,084	1,374
Total stockholders’ equity	87,267	110,263
Total liabilities and stockholders’ equity	$388,901	$406,417

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Cinema	$52,433	$51,215	$106,279	$94,651
Real estate	4,599	3,207	8,902	6,849
	57,032	54,422	115,181	101,500
Operating expense
Cinema	41,867	40,143	85,162	75,249
Real estate	2,224	1,632	4,491	3,439
Depreciation and amortization	3,865	3,324	7,768	7,168
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
Impairment expense	2,239	--	2,239	--
General and administrative	4,616	4,233	8,822	8,668
	54,811	49,881	108,482	95,073

Operating income	2,221	4,541	6,699	6,427

Interest income	364	219	646	737
Interest expense	(4,431)	(3,090)	(7,810)	(7,998)
Gain on retirement of subordinated debt (trust preferred securities)	--	10,714	--	10,714
Gain on sale of assets	351	--	351	--
Other income (expense), net	(131)	(1,921)	(713)	(2,716)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	(1,626)	10,463	(827)	7,164
Income tax expense	(12,201)	(647)	(12,783)	(999)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	(13,827)	9,816	(13,610)	6,165
Equity earnings of unconsolidated joint ventures and entities	266	164	617	659
Net income (loss)	$(13,561)	$9,980	$(12,993)	$6,824
Net income attributable to noncontrolling interest	(153)	(90)	(368)	(328)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(13,714)	$9,890	$(13,361)	$6,496

Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common shareholders	$(0.60)	$0.44	$(0.59)	$0.29
Weighted average number of shares outstanding – basic	22,797,534	22,653,050	22,754,599	22,616,193
Weighted average number of shares outstanding – dilutive	22,797,534	22,687,273	22,754,599	22,650,415

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)
	Six Months Ended
	June 30,
	2010	2009
Operating Activities
Net income (loss)	$(12,993)	$6,824
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss recognized on foreign currency transactions	14	2,248
Equity earnings of unconsolidated joint ventures and entities	(617)	(659)
Distributions of earnings from unconsolidated joint ventures and entities	616	412
Loss provision on impairment of asset	2,239	--
Other-than-temporary loss on marketable securities	--	2,093
Gain on retirement of subordinated debt (trust preferred securities)	--	(10,714)
Gain on option termination	--	(1,530)
Loss on transfer of real estate held for sale to continuing operations	--	549
Gain on sale of assets	(351)	--
Depreciation and amortization	7,768	7,168
Amortization of prior service costs	152	142
Amortization of above and below market leases	480	431
Amortization of deferred financing costs	333	417
Amortization of straight-line rent	318	721
Stock based compensation expense	26	331
Changes in operating assets and liabilities:
Decrease in receivables	2,786	1,416
(Increase) decrease in prepaid and other assets	382	(670)
Decrease in accounts payable and accrued expenses	(1,290)	(1,264)
Decrease in film rent payable	(859)	(1,234)
Increase taxes payable	12,797	159
Decrease in deferred revenues and other liabilities	(1,117)	(654)
Net cash provided by operating activities	10,684	6,186
Investing activities
Acquisitions	(2,891)	--
Acquisition deposits paid	(223)	(147)
Purchases of and additions to property and equipment	(4,353)	(3,043)
Change in restricted cash	(1,477)	801
Purchase of marketable securities	--	(11,463)
Sale of marketable securities	29	--
Distributions of investment in unconsolidated joint ventures and entities	259	1,277
Option proceeds	--	284
Net cash used in investing activities	(8,656)	(12,291)
Financing activities
Repayment of long-term borrowings	(13,811)	(5,468)
Proceeds from borrowings	15,525	1,453
Repurchase of Class A Nonvoting Common Stock	(251)	--
Proceeds from the exercise of stock options	248	--
Noncontrolling interest contributions	113	50
Noncontrolling interest distributions	(751)	(489)
Net cash provided by (used in) financing activities	1,073	(4,454)
Effect of exchange rate changes on cash and cash equivalents	(1,218)	884

Increase (decrease) in cash and cash equivalents	1,883	(9,675)
Cash and cash equivalents at beginning of period	24,612	30,874

Cash and cash equivalents at end of period	$26,495	$21,199

Supplemental Disclosures
Interest paid	$6,963	$7,753
Income taxes paid	$469	$254
Non-cash transactions
Reduction in note payable associated with acquisition purchase price adjustment	$4,381	$226
Deemed distribution	$877	$--
Capital lease asset addition	$4,697	$--
Capital lease obligation	$5,573	$--
Exchange of marketable securities for Reading International Trust I securities	$--	$(11,463)
Retirement of subordinated debt (trust preferred securities)	$--	$(23,634)
Retirement of Reading International Trust I securities	$--	$11,463
Retirement of investment in Reading International Trust I securities	$--	$709

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2010

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended June 30, 2010 (the “June Report”) should be read in conjunction with our 2009 Annual Report which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2010 Quarter”) and six (“2010 Six Months”) months ended June 30, 2010 and the three (“2009 Quarter”) and six (“2009 Six Months”) months ended June 30, 2009.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations, and cash flows as of and for the three and six months ended June 30, 2010 and 2009 have been made.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We had investments in marketable securities of $2.7 million and $3.1 million at June 30, 2010 and December 31, 2009, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  During the three and six months ended June 30, 2010, we did not record any other-than-temporary losses related to our marketable securities, whereas, during the three and six months ended June 30, 2009, we recorded losses of $1.3 million and $2.1 million on certain marketable securities.  Additionally, these investments have a cumulative unrealized gain (temporary) of $265,000 included in accumulated other comprehensive income at June 30, 2010.  For the three months and six months ended June 30, 2010, our net unrealized loss (temporary) on marketable securities was $474,000 and $256,000, respectively.  For the three and six months ended June 30, 2009, our net unrealized gain (temporary) on marketable securities was $3,000 and $1,000, respectively.

Expiring Long-Term Debt

As indicated in our 2009 Annual Report, the term of our Australia Corporate Credit Facility matures on June 30, 2011.  Accordingly, the outstanding balance of this debt is classified as current on our June 30, 2010 balance sheet.  The Australia Corporate Credit Facility is secured by the majority of our theater and entertainment-themed retail center (“ETRC”) properties in Australia.  We are currently in the process of renegotiating this facility with our current lender while also seeking a replacement facility with other lenders.  While no assurances can be given that we will be successful, we currently anticipate that the current facility will either be extended or replaced prior to maturity.

Other Income/Loss

For the 2010 Quarter, we recorded an other loss of $131,000 compared to $1.9 million for the 2009 Quarter.  For the 2010 Quarter, the $131,000 other loss included offsetting settlements related to our Burstone litigation and the 2008 sale of our interest in the Botany Downs cinema.  For the 2009 Quarter, the $1.9 million other loss included a $2.2 million loss on foreign currency translation, a $1.3 million other-than-temporary loss on marketable securities, offset by a $1.5 million gain on the expiration of an option to purchase granted with respect to our Auburn property.

For the 2010 Six Months, we recorded an other loss of $713,000 compared to $2.7 million for the 2009 Six Months.  For the 2010 Six Months, the $713,000 other loss included offsetting settlements related to our Burstone litigation and the 2008 sale of our interest in the Botany Downs cinema and a $605,000 of loss associated our Mackie litigation.  For the 2009 Six Months, the $2.7 million other loss included a $2.2 million loss on foreign currency translation, a $2.0 million other-than-temporary loss on marketable securities, offset by a $1.5 million gain on the expiration of an option to purchase granted with respect to our Auburn property.

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

Accounting Pronouncements Adopted During 2010

FASB ASU 2009-17 – Reporting on Variable Interest Entities

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  This ASU incorporates Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009.  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which enhances the information provided to users of financial statements.  We adopted ASU 2009-17 effective January 1, 2010.  As a result of the fact that we have no variable interests in variable interest entities, the adoption of this ASU did not have a material impact on our financial position or results of operations.

FASB ASU 2010-06 – Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06 to the Fair Value Measurements and Disclosure topic of the Accounting Standards Codification.  The ASU clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities.  These requirements of the ASU are effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009.  The adoption of these requirements of the ASU resulted in the disclosure by the Company of the inputs and valuation techniques used in preparing the nonrecurring fair value measurement of an impaired property for purpose of presentation in the Company's financial statements.

New Accounting Pronouncements

FASB ASU 2010-06 – Fair Value Measurements

The ASU also requires additional disclosures about the transfers of classifications among the fair value classification levels and the reasons for those changes and separate presentation of purchases, sales, issuances, and settlements in the presentation of the roll forward of Level 3 assets and liabilities.  Those disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010.  The adoption of this portion of the ASU is not expected to have a material effect on the Company's financial statements.

There were no other new accounting pronouncements issued during the 2010 Quarter that will have a material impact on our financial statements.

Note 2 –Equity and Stock Based Compensation

Equity Compensation

Landplan Property Partners, Pty Ltd

On April 1, 2010, we terminated our then existing contractual relationship with Doug Osborne, at that time the chief executive officer of our Landplan real estate operations.  Mr. Osborne’s incentive interest in our various Landplan projects was valued at $0 and closed out at that time.  Mr. Osborne continues to provide services to us on a non-exclusive independent contractor basis.  As consideration for his future services on our behalf with respect to our Manukau properties, we have agreed to pay Mr. Osborne an amount equal to 7.5% of the net profit realized, if any, from our investment in these properties.  Profits are to be measured based on our total investment, without taking into account amortization or depreciation, and capitalizing all costs related to the carrying, development, and/or disposition of the properties.  Based on our total investment to date in these properties (measured as stated in the immediately preceding sentence), we do not currently anticipate a profit from these properties, and, as a result, we have booked no expense in the three or six months ended June 30, 2010 with respect to Mr. Osborne’s consulting services with respect to our Manukau properties.  During the three and six months ended June 30, 2009, we expensed $5,000 and $55,000 associated with Mr. Osborne’s previous, contractual interest in the properties associated with Landplan Property Partners, Pty Ltd.

Stock Based Compensation

For the three and six months ended June 30, 2010, we recorded compensation expense of $0, and $4,000, respectively, and, for the three and six months ended June 30, 2009, we recorded compensation expense of $56,000, and $113,000, respectively, related to the vesting of all our restricted stock grants.  During the six months ended June 30, 2010, we issued 143,462 of Class A Nonvoting Shares to an executive employee associated with his prior years’ stock bonuses.  For the three and six months, ended June 30, 2010, no restricted stock grants were made to our employees.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees, directors, and consultants of incentive or nonstatutory options to purchase shares of our Class A Nonvoting Common Stock. Our 1999 Stock Option Plan expired in November 2009, and has been replaced by our new 2010 Stock Incentive Plan, which was approved by the holders of our Class B Voting Common Stock in May 2010.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-40 relating to Stock-Based Compensation (“FASB ASC 718-40”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended June 30, 2010 and 2009, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

We granted no options in the three or six months ended June 30, 2010 or 2009.

Based on prior year’s assumptions and in accordance with the FASB ASC 718-40 modified prospective method, we recorded compensation expense for the total estimated grant date fair value of stock options that vested of $8,000 and $22,000 for the three and six months ended June 30, 2010, respectively, and $58,000 and $218,000 for the three and six months ended June 30, 2009, respectively.  At June 30, 2010, the total unrecognized estimated compensation cost related to non-vested stock options granted was $72,000, which we expect to recognize over a weighted average vesting period of 1.58 years.  60,000 and 90,000 options were exercised during the three and six months ended June 30, 2010 having a realized value of $91,000 and $138,000, respectively, for which we received $166,000 and $248,000, respectively, of cash.  The grant date fair value of options vesting during the three and six months ended June 30, 2010 was $8,000 and $22,000, respectfully, and $58,000 and $218,000 for the three and six months ended June 30, 2009, respectively.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at June 30, 2010 was $74,000 of which 100% are currently exercisable.

Pursuant to both our 1999 Stock Option Plan and our 2010 Stock Incentive Plan, all stock options expire within ten years of their grant date.  The aggregate total number of shares of Class A Nonvoting Common Stock authorized for issuance under our 2010 Stock Incentive Plan is 1,250,000.  At the discretion of our Compensation and Stock Options Committee, the vesting period of stock options is usually between zero and four years.

We had the following stock options outstanding and exercisable as of June 30, 2010 and December 31, 2009:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2009	577,850	185,100	$5.60	$9.90	525,350	110,100	$5.19	$9.67
Granted	50,000	--	$4.01	$--
Exercised	(3,000)	--	$3.80	$--
Expired	(35,100)	(35,100)	$5.13	$8.47
Outstanding- December 31, 2009	589,750	150,000	$5.51	$10.24	534,750	150,000	$5.62	$10.24
Exercised	(90,000)	--	$2.76	$--
Outstanding-June 30, 2010	499,750	150,000	$6.00	$10.24	449,750	150,000	$6.22	$10.24

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at June 30, 2010 and December 31, 2009 was approximately 5.22 and 5.05 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at June 30, 2010 and December 31, 2009 was approximately 4.88 and 4.70 years, respectively.

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

During the six months ended June 30, 2010, we changed our reporting for intercompany property rent where our cinema operations were substantially the only tenant of such property by eliminating the intersegment revenue and expense relating to the intercompany rent, and transferring the third party lease costs from the real estate segment to the cinema segment.  This change in management’s structure of the reportable segments commenced on January 1, 2010, such changes to segment reporting are reflected in the segment results for the three and six months ended June 30, 2010 and 2009, respectively.  The retroactive presentation for the three and six months ended June 30, 2009 segment results decreased intersegment revenue and expense for the intercompany rent by $1.0 million and $2.2 million, respectively, and transferred the third party lease costs from the real estate segment to the cinema segment.  The overall results of these changes decreased real estate segment revenues and expense by $1.0 million and $2.2 million, respectively.  This change results in a reduction of real estate operating expense and an increase of cinema operating expense of $1.0 million and $2.2 million, respectively, on our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009, respectively.

The tables below summarize the results of operations for each of our principal business segments for the three and six months ended June 30, 2010 and 2009, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three months ended June 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$52,433	$6,014	$(1,415)	$57,032
Operating expense	43,282	2,224	(1,415)	44,091
Depreciation & amortization	2,555	1,118	--	3,673
Impairment expense	--	2,239	--	2,239
General & administrative expense	634	482	--	1,116
Segment operating income (loss)	$5,962	$(49)	$--	$5,913
Three months ended June 30, 2009	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$51,215	$4,210	$(1,003)	$54,422
Operating expense	41,146	1,632	(1,003)	41,775
Depreciation & amortization	2,576	754	--	3,330
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
General & administrative expense	765	189	--	954
Segment operating income	$6,728	$1,086	$--	$7,814

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2010 Quarter	2009 Quarter
Total segment operating income	$5,913	$7,814
Non-segment:
Depreciation and amortization expense	192	(6)
General and administrative expense	3,500	3,279
Operating income	2,221	4,541
Interest expense, net	(4,067)	(2,871)
Gain on retirement of subordinated debt (trust preferred securities)	--	10,714
Gain on sale of assets	351	--
Other loss	(131)	(1,921)
Income tax expense	(12,201)	(647)
Equity earnings of unconsolidated joint ventures and entities	266	164
Net income (loss)	(13,561)	9,980
Net income attributable to the noncontrolling interest	(153)	(90)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(13,714)	$9,890

Six months ended June 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$106,279	$11,713	$(2,811)	$115,181
Operating expense	87,973	4,491	(2,811)	89,653
Depreciation & amortization	5,109	2,271	--	7,380
Impairment expense	--	2,239	--	2,239
General & administrative expense	1,226	706	--	1,932
Segment operating income	$11,971	$2,006	$--	$13,977

Six months ended June 30, 2009	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$94,651	$9,196	$(2,347)	$101,500
Operating expense	77,596	3,439	(2,347)	78,688
Depreciation & amortization	5,485	1,435	--	6,920
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
General & administrative expense	1,567	370	--	1,937
Segment operating income	$10,003	$3,403	$--	$13,406

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2010 Six Months	2009 Six Months
Total segment operating income	$13,977	$13,406
Non-segment:
Depreciation and amortization expense	388	248
General and administrative expense	6,890	6,731
Operating income	6,699	6,427
Interest expense, net	(7,164)	(7,261)
Gain on retirement of subordinated debt (trust preferred securities)	--	10,714
Gain on sale of assets	351	--
Other loss	(713)	(2,716)
Income tax expense	(12,783)	(999)
Equity earnings of unconsolidated joint ventures and entities	617	659
Net income (loss)	(12,993)	6,824
Net income attributable to the noncontrolling interest	(368)	(328)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(13,361)	$6,496

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of June 30, 2010 and December 31, 2009:

	US Dollar
	June 30, 2010	December 31, 2009
Australian Dollar	$0.8480	$0.8979
New Zealand Dollar	$0.6901	$0.7255

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to Reading International, Inc. common shareholders	$(13,714)	$9,890	$(13,361)	$6,496

Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common share holders	$(0.60)	$0.44	$(0.59)	$0.29
Weighted average common stock – basic	22,797,534	22,653,050	22,754,599	22,616,193
Weighted average common stock – dilutive	22,797,534	22,687,273	22,754,599	22,650,415

For the three and six months ended June 30, 2010, we recorded losses from continuing operations.  As such, we excluded the 25,058 of in-the-money stock options from the computation of diluted loss per share because they were anti-dilutive in those periods.  For the three and six months ended June 30, 2009, the weighted average common stock – diluted included 34,222 of in-the-money incremental stock options.  In addition, 624,692 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2010, and 693,628 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2009.

Note 6 – Property Held for Sale, Property Held For and Under Development, and Property and Equipment

Property Held for Sale – Burwood

In May 2010, we announced our intent to sell and began actively marketing our 50.6-acre Burwood development site in suburban Melbourne.  The current carrying value of this property on our books is $44.1 million (AUS$52.0 million) which has been reclassified from property held for development to land held for sale on our June 30, 2010 condensed consolidated balance sheet.

Property Held For and Under Development

As of June 30, 2010 and December 31, 2009, we owned property held for and under development summarized as follows (dollars in thousands):

Property Held For and Under Development	June 30, 2010	December 31, 2009
Land	$27,400	$45,629
Construction-in-progress (including capitalized interest)	4,433	33,047
Property held for and under development	$31,833	$78,676

We recorded capitalized interest related to our properties under development for the six months ended June 30, 2009 of $136,000.  We have curtailed the development activities of our properties under development and are not currently capitalizing interest expense.  Therefore, we did not capitalize any interest during the three or six months ended June 30, 2010.

Property and Equipment

As of June 30, 2010 and December 31, 2009, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	June 30, 2010	December 31, 2009
Land	$59,356	$61,110
Building	121,606	122,784
Leasehold interests	33,319	33,716
Construction-in-progress	2,458	1,807
Fixtures and equipment	82,272	85,235
Total cost	299,011	304,652
Less: accumulated depreciation	(104,735)	(103,903)
Property and equipment, net	$194,276	$200,749

Depreciation expense for property and equipment was $3.4 million and $2.6 million for the three months ended June 30, 2010 and 2009, respectively, and $6.5 million and $5.8 million for the six months ended June 30, 2010 and 2009, respectively.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, and, as of June 30, 2010 and December 31, 2009, included the following (dollars in thousands):

	Interest	June 30, 2010	December 31, 2009
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	4,168	4,475
205-209 East 57th Street Associates, LLC	25.0%	124	207
Mt. Gravatt Cinema	33.3%	4,688	5,050
Total investments		$8,980	$9,732

For the three months ended June 30, 2010 and 2009, we recorded our share of equity earnings (loss) from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rialto Distribution	$35	$(60)	$35	$(150)
Rialto Cinemas	64	19	85	106
205-209 East 57th Street Associates, LLC	--	--	--	304
Mt. Gravatt Cinema	167	205	497	399
Total equity earnings	$266	$164	$617	$659

205-209 East 57th Street Associates, LLC – Retail Condominium Sale

The remaining retail condominium of our Place 57 joint venture was sold in February 2009 for approximately $4.0 million.  Based on the closing statements of the sale, our share of the sale price was approximately $900,000 resulting in earnings to us of $304,000.On February 10, 2010, we received $83,000 relating to our investment in the Place 57 joint venture representing a return of substantially all of our remaining initial investment.

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate that an asset may be impaired.  As of June 30, 2010 and December 31, 2009, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2009	$32,187	$5,224	$37,411
Change in goodwill due to a purchase price adjustment	(4,381)	--	(4,381)
Foreign currency translation adjustment	(660)	--	(660)
Balance at June 30, 2010	$27,146	$5,224	$32,370

During the first quarter of 2010, Nationwide Theaters Corp. and Reading agreed to reduce the Nationwide Note 1 by $4.4 million pursuant to the original sale and purchase agreement (See Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities)).  The reduction in this note has resulted in an adjustment to the carrying value of the goodwill for $4.4 million.

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 20 years; our trade name using an accelerated amortization method over its estimated useful life of 50 years; and our option fee and other intangible assets over 10 years.  For the three months ended June 30, 2010 and 2009, amortization expense totaled $614,000 and $697,000, respectively; and for the six months ended June 30, 2010 and 2009, amortization expense totaled $1.3 million and $1.3 million, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of June 30, 2010	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$24,014	$7,220	$2,773	$449	$34,456
Less: Accumulated amortization	7,435	2,702	2,758	225	13,120
Total, net	$16,579	$4,518	$15	$224	$21,336

As of December 31, 2009	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$24,079	$7,220	$2,773	$451	$34,523
Less: Accumulated amortization	6,924	2,051	2,710	183	11,868
Total, net	$17,155	$5,169	$63	$268	$22,655

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Prepaid and other current assets
Prepaid expenses	$1,176	$1,333
Prepaid taxes	665	686
Deposits	152	146
Other	867	913
Total prepaid and other current assets	$2,860	$3,078

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	212	269
Deferred financing costs, net	3,284	3,661
Interest rate swap at fair value – non-qualifying hedge	356	766
Other receivables	6,750	6,750
Tenant inducement asset	1,678	1,135
Straight-line rent asset	671	1,074
Other	30	118
Total non-current assets	$14,115	$14,907

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected tax provision (benefit)	$(476)	$3,719	$(73)	$2,738
Reduction (increase) in taxes resulting from:
Change in valuation allowance, retirement of trust preferred debt	--	(4,012)	--	(4,012)
Change in valuation allowance, other	413	388	149	1,355
Foreign income tax provision	147	98	293	156
Foreign withholding tax provision	66	165	267	321
Tax effect of foreign tax rates on current income	63	(95)	(76)	(81)
State and local tax provision	127	257	213	268
Reserve for federal tax litigation	11,861	127	12,010	254
Actual tax provision	$12,201	$647	$12,783	$999

During the three and six months ended June 30, 2010 the Company’s FASB ASC 740-10-2a liability increased by $11.8 million and $12.0 million, respectively, reflecting the settlement in July 2010 of federal income tax matters under litigation, as more fully described in Note 13 – Commitments and Contingencies below.

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  No current or cumulative earnings were available for distribution in the Reading Australia consolidated group of subsidiaries or in the Puerto Rico subsidiary as of June 30, 2010.  The Reading New Zealand consolidated group of subsidiaries generated earnings in the six months ending June 30, 2010, but had no cumulative earnings available for distribution.  We have provided $453,000 in foreign withholding taxes connected with foreign retained earnings.

We have accrued $25.9 million in income tax liabilities as of June 30, 2010, of which $23.9 million has been classified as income taxes payable and $2.0 million have been classified as non-current tax liabilities.  As part of current tax liabilities, we have accrued $18.1 million in accordance with the cumulative probability approach prescribed by FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions in connection with settlement of the IRS litigation matter discussed in Note 13 – Commitments and Contingencies below.  We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes described in Note 15 – Other Liabilities.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the periods ending June 30, 2010, December 31, 2009, and December 31, 2008 (dollars in thousands):

	Six Months Ended June 30, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008
Unrecognized tax benefits – gross beginning balance	$11,412	$11,271	$11,417
Gross increases – prior period tax provisions	502	92	--
Gross decreases – prior period tax positions	(219)	--	(146)
Gross increases – current period tax positions	--	219	--
Settlements	3,765	--	--
Statute of limitations lapse	(174)	(170)	--
Unrecognized tax benefits – gross ending balance	15,286	11,412	11,271

We adopted FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“ASC 740-10-25”) on January 1, 2007.  As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007.  As of that date, we also reclassified approximately $4.0 million in reserves from current taxes liabilities to non-current tax liabilities.  Interest and/or penalties related to income tax matters are recorded as part of income tax expense.  We had approximately $10.8 million of gross tax benefits and $1.7 million of tax interest unrecognized on the financial statements as of the date of adoption, mostly reflecting operating loss carry forwards and the IRS litigation matter described below.  Of the $12.5 million total gross unrecognized tax benefits at January 1, 2007, $4.5 million would affect the effective tax rate if recognized.  The remaining balance consists of items that would not affect the effective tax rate due to the existence of the valuation allowance.  We recorded an increase to our gross unrecognized tax benefits of approximately $0.6 million and an increase to tax interest of approximately $0.6 million during the period January 1, 2007 to December 31, 2007.  Of the $11.3 million gross unrecognized tax benefit at December 31, 2008, $3.1 million would affect the effective rate if recognized.  We further recorded a decrease to our gross unrecognized tax benefits of approximately $0.1 million and an increase to tax interest of approximately $0.9 million during the period January 1, 2008 to December 31, 2008, and the total balance at December 31, 2008 was approximately $14.5 million (of which approximately $3.2 million represents interest).  We further recorded an increase to our gross unrecognized tax benefits of approximately $0.2 million and an increase to tax interest of approximately $0.6 million during the period January 1, 2009 to December 31, 2009, and the total balance at December 31, 2009 was approximately $15.3 million (of which approximately $3.8 million represents interest).  As of June 30, 2010, we recorded an increase to our gross unrecognized tax benefits of $3.8 million and an increase in tax interest of approximately $8.2 million to reflect a proposed agreement to settle the IRS litigation matter described in Note 13.  The total balance as of that date was $27.4 million, of which $12.1 million represents interest.  Of the $15.3 million gross unrecognized tax benefit at June 30, 2010, $7.1 million would affect the effective tax rate if recognized.

We anticipate that within 12 months following June 30, 2010 our gross unrecognized tax benefits will decrease by approximately $8.2 million, reflecting a reduction in available loss carry forwards related to the IRS litigation matter described in Note 13.  Because of valuation allowances, the decrease will not affect the effective tax rate.  We also anticipate in that period a tax payment of approximately $5.3 million tax, plus undetermined interest, to satisfy our obligation under the IRS litigation settlement.  We expect no other significant change to our gross unrecognized tax benefits caused by settlement of audits or expiration of statutes of limitations.

Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities)

Notes payable and subordinated debt (trust preferred securities) are summarized as follows (dollars in thousands):

Name of Note Payable or Security	June 30, 2010 Interest Rate	December 31, 2009 Interest Rate	Maturity Date	June 30, 2010 Balance	December 31, 2009 Balance
Australian Corporate Credit Facility	6.22%	5.58%	June 30, 2011	$85,224	$90,239
Australian Shopping Center Loans	--	--	2010-2013	636	786
New Zealand Corporate Credit Facility	4.55%	4.35%	March 31, 2012	18,288	10,882
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	27,913	27,913
US Euro-Hypo Loan	6.73%	6.73%	July 11, 2012	15,000	15,000
US GE Capital Term Loan	6.35%	6.35%	February 21, 2013	30,975	32,700
US Liberty Theaters Term Loans	6.20%	6.20%	April 1, 2013	6,795	6,862
US Nationwide Loan 1	8.50%	7.50 - 8.50%	February 21, 2013	15,600	20,021
US Nationwide Loan 2	8.50%	8.50%	February 21, 2011	1,763	1,693
US Sutton Hill Capital Note 1 – Related Party	10.25%	10.25%	N/A	--	5,000
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2013	9,000	9,000
US Union Square Term Loan	--	6.26%	N/A	--	6,897
US Union Square Term Loan – Sun Life	5.92%	6.26%	May 1, 2015	7,484	--
Total				$218,678	$226,993

Australia Corporate Credit Facility

As indicated in our 2009 Annual Report, the term of our Australia Corporate Credit Facility matures on June 30, 2011.  Accordingly, the outstanding balance of this debt is classified as current on our balance sheet.  We are currently in the process of renegotiating this facility with our current lender while also seeking a replacement facility with other lenders.  While no assurances can be given that we will be successful, we currently anticipate that the current facility will either be extended or replaced prior to maturity.

Union Square Loan

On April 30, 2010, we refinanced the loan secured by our Union Square property with another lender.  The new loan for $7.5 million has a five-year term with a fixed interest rate of 5.92% per annum and an amortization payment schedule of 20 years with a balloon payment of approximately $6.4 million at the end of the loan term.

Sutton Hill Capital Notes 1 & 2

As part of the negotiation of the Village East Lease (see Note 20 – Related Party Transactions), we paid off the Sutton Hill Capital (“SHC”) Note #1 on June 30, 2010 of $5.0 million and renegotiated the SHC Note 2 for $9.0 million.  Under the new terms of the SHC Note 2, the loan has a variable annual rate equal to a Five-Year Constant Maturity United States Treasury Note rate plus 575 basis points, subject to a minimum rate of 8.25% and a maximum rate of 10% and an expiration date of December 31, 2013.  No other covenants are required for this loan.  This loan is unsecured.

Nationwide Note 1

During the first quarter of 2010, Nationwide Theaters Corp. (the Seller’s note above associated with the Consolidated Cinemas acquisition) and Reading agreed to reduce the seller’s note, Nationwide Note 1, by $4.4 million pursuant to the original sale and purchase agreement.  This reduction in the note effectively reduces the original purchase price for the Consolidated Cinemas by $4.4 million from $20.0 million to $15.6 million.  The reduction in this note has resulted in an adjustment to the carrying value of the goodwill for $4.4 million.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Current liabilities
Security deposit payable	$181	$143
Contractual commitment loss	--	321
Other	(4)	(7)
Other current liabilities	$177	$457
Other liabilities
Foreign withholding taxes	$5,944	$5,944
Straight-line rent liability	6,462	6,199
Capital Lease liability	5,573	--
Environmental reserve	1,656	1,656
Accrued pension	4,064	3,912
Interest rate swap – non-qualifying hedge	494	785
Acquired leases	3,693	4,042
Other payable	2,603	2,603
Other	632	711
Other liabilities	$31,121	$25,852

Included in our other liabilities are accrued pension costs of $4.1 million.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three and six months ended June 30, 2010 and 2009.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for expected return on plan assets.  For the three and six months ended June 30, 2010, we recognized $75,000 and $152,000, respectively, of interest cost and $76,000 and $152,000, respectively, of amortized prior service cost.  For the three and six months ended June 30, 2009, we recognized $65,000 and $134,000, respectively, of interest cost and $71,000 and $142,000, respectively, of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $932,000 and $979,000 as of June 30, 2010 and December 31, 2009.  Our share of unconsolidated debt, based on our ownership percentage, was $310,000 and $326,000 as of June 30, 2010 and December 31, 2009.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Litigation Update

IRS Litigation

In July 2010, our subsidiary, Craig Corporation (“Craig”), and the Internal Revenue Service (the “IRS”) agreed to file with the Tax Court a settlement of the IRS’s claim against Craig.  In the settlement, the IRS conceded 70% of its proposed adjustment to income claimed in its notices of deficiency dated June 29, 2006.  The proposed adjustment had resulted in a claim for unpaid taxes of $20.9 million plus interest.  The effect of the terms of settlement on the Reading consolidated group is to require a total federal income tax obligation of $13.4 million, inclusive of interest due for the underpayment of taxes and net of all tax refunds available.

The impact of the settlement upon state taxes on the Reading consolidated group remains uncertain as of June 30, 2010, but if the agreed adjustment to income were reflected on state returns, it would cause a state tax obligation of approximately $4.7 million.  Of this, $4.2 million would be related to California, and $0.5 million to other states.  Craig’s 1997 tax year remains open with respect to Craig’s potential tax liability to the State of California.  As of June 30, 2010, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed if a deficiency were to be asserted.

The decision to settle was based on various business considerations, the most prominent of which was the potential size of an adverse judgment (some $68.1 million including interest) and the estimated direct costs of trial.

As a result of this settlement, we recorded an additional federal and state tax expense of $11.8 million for the quarter ended June 30, 2010 to increase our reserve for uncertain tax positions in accordance with FASB ASC 740-10-25 – Income Taxes.  As of March 31, 2010, we had a reserve against this uncertain tax position contingency of $6.3 million.  As of June 30, 2010, we show the $18.1 million potential impact as current taxes payable.

Mackie Litigation

On November 7, 2005, we were sued in the Supreme Court of Victoria at Melbourne by a former construction contractor with respect to the discontinued development of an ETRC at Frankston, Victoria.  The action is entitled Mackie Group Pty Ltd (the “Mackie Group”) v. Reading Properties Pty Ltd, and in it the former contractor seeks payment of a claimed fee in the amount of $848,000 (AUS$1.0 million).  That case was tried in March 2010 before a judge, and a decision in favor of Mackie was rendered on April 16, 2010, finding us responsible to pay fees to Mackie in the amount of $848,000 (AUS$1.0 million) plus interest of $448,000 (AUS$528,000).  It is also possible that the court will order us to pay a proportion of Mackie Group's costs of the proceeding.  We have appealed the Mackie decision.  Inclusive of the $555,000 (AUS$655,000) accrued in the six months ended June 30, 2010, we have accrued $1.3 million (AUS$1.5 million) associated with this judgment against us.  Pending our appeal, and as agreed by both parties, we have placed $1.3 million (AUS$1.5 million) into a jointly controlled, restricted cash account relating to this judgment.

Note 14 – Noncontrolling interests

Noncontrolling interest is composed of the following enterprises:

•	50% membership interest in Angelika Film Centers LLC (“AFC LLC”) owned by a subsidiary of iDNA, Inc.;

•	25% noncontrolling interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	33% noncontrolling interest in the Elsternwick Joint Venture owned by Champion Pictures Pty Ltd.;

•	15% incentive interest in certain property holding trusts established by LPP or its affiliates (see Note 2); and

•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, L.L.C.

The components of noncontrolling interest are as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
AFC LLC	$955	$1,135
Australian Country Cinemas	144	255
Elsternwick unincorporated joint venture	165	139
Landplan Property Partners	--	--
Sutton Hill Properties	(180)	(155)
Noncontrolling interests in consolidated subsidiaries	$1,084	$1,374

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Expense for the		Expense for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
AFC LLC	$153	$98	$345	$302
Australian Country Cinemas	58	43	118	70
Elsternwick Unincorporated Joint Venture	15	6	43	16
Landplan Property Partners	--	5	--	55
Sutton Hill Properties	(73)	(62)	(138)	(115)
Net income attributable to noncontrolling interest	$153	$90	$368	$328

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Equity at – January 1, 2010	$108,889	$1,374	$110,263
Net income (loss)	(13,361)	368	(12,993)
Increase (decrease) in additional paid in capital	(604)	113	(491)
Treasury stock purchased	(251)	--	(251)
Distributions to noncontrolling interests	--	(751)	(751)
Accumulated other comprehensive income	(8,490)	(20)	(8,510)
Equity at – June 30, 2010	$86,183	$1,084	$87,267

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2009	$67,630	$1,817	$69,447
Net income	6,496	328	6,824
Increase in additional paid in capital	331	50	381
Distributions to noncontrolling stockholders	--	(489)	(489)
Accumulated other comprehensive income	17,589	78	17,667
Equity at – June 30, 2009	$92,046	$1,784	$93,830

Note 15 – Common Stock

Common Stock Issuance

During the six months ended June 30, 2010, we issued 143,462 of Class A Nonvoting shares to an executive employee associated with his prior years’ stock bonuses.

For the stock options exercised during 2010, we issued for cash to employees of the corporation under our employee stock option plan 90,000 shares of Class A Nonvoting Common Stock at an exercise price of $2.76 per share.

Note 16 – Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income (loss).  The following table sets forth our comprehensive income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net unrealized gains (losses) on investments included in other comprehensive income:
Reclassification of recognized loss on available for sale investments included in net income	$--	$1,346	$--	$2,093
Unrealized loss on available for sale investments	(474)	(1,343)	(256)	(2,092)
Net unrealized gains (losses) on investments	(474)	3	(256)	1
Net income (loss)	(13,561)	9,980	(12,993)	6,824
Foreign currency translation gains (losses)	(9,434)	19,796	(8,407)	17,446
Accrued pension	76	71	152	142
Comprehensive income (loss)	(23,393)	29,850	(21,504)	24,413
Net income attributable to noncontrolling interest	(153)	(90)	(368)	(328)
Comprehensive income (loss) attributable to noncontrolling interest	28	(79)	20	(78)
Comprehensive income (loss) attributable to Reading International, Inc.	$(23,518)	$29,681	$(21,852)	$24,007

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

The following table sets forth the terms of our interest rate swap derivative instruments at June 30, 2010:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$32,500,000	2.854%	0.5330%	April 1, 2011
Interest rate swap	$40,899,000	4.550%	4.5433%	December 31, 2011
Interest rate cap	$22,023,000	4.550%	4.5433%	December 31, 2011

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in an increase in interest expense of $342,000 and $119,000 during the three and six months ended June 30, 2010, respectively, and a $1.1 million and $710,000 decrease to interest expense during the three and six months ended June 30, 2009, respectively.  At June 30, 2010, we recorded the fair market value of an interest rate swap and a cap of $356,000 as other long-term assets and an interest rate swap of $494,000 as an other long-term liability.  At December 31, 2009, we recorded the fair market value of an interest rate swap and a cap of $766,000 as other long-term assets and an interest rate swap of $785,000 as an other long-term liability.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 18 – Fair Value of Financial Instruments

We measure the following items at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Investment in marketable securities	1	$2,730	$3,120	$2,730	$3,120
Interest rate swap & cap assets	2	$356	$766	$356	$766
Interest rate swap liability	2	$494	$785	$494	$785

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data (were not used to value any of our assets requiring recurring measurements of fair value).

We used the following methods and assumptions to estimate the fair values of the assets and liabilities:

Level 1 Fair Value Measurements – are based on market quotes of our marketable securities.

Level 2 Fair Value Measurements –

Interest Rate Swaps – The fair value of interest rate swaps and cap are estimated using internal discounted cash flow calculations based upon forward interest rate curves, which are corroborated by market data, and quotes obtained from counterparties to the agreements.

Level 3 Fair Value Measurements – we do not have any assets or liabilities that fall into this category for assets measured at fair value on a recurring basis.

Impaired Property - For assets measured on a non-recurring basis, such as real estate assets that are required to be recorded at fair value as a result of an impairment, our estimates of fair value are based on management’s best estimate derived from evaluating market sales data for comparable properties developed by a third party appraiser and arriving at management’s estimate of fair value based on such comparable data primarily based on properties with similar characteristics.  The fair value of the Taringa Property was estimated at $1.8 million (AU$2.2 million) for purposes of recording our impairment expense for the three and six months ended June 30, 2010 and was based on level 3 inputs in developing management’s estimate of fair value.

As of June 30, 2010, we held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, available for sale securities, and interest rate derivative contracts.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less.  Derivative instruments are related to our economic hedge of interest rates.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in Australia.

The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties and us.  However, as of June 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap derivative instruments is described in Note 17 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the three months ended June 30, 2010.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at June 30, 2010 and December 31, 2009 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	June 30, 2010	December 31, 2009	June 30, 2010		December 31, 2009
Notes payable	$181,765	$185,080		$141,914		$172,946
Notes payable to related party	$9,000	$14,000	$	N/A	$	N/A
Subordinated debt (trust preferred securities)	$27,913	$27,913		$19,847		$20,416

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

Note 19 – Acquisitions, Asset Impairment, and Assets Held for Sale

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

Taringa

During June 2010, we determined that we would no longer pursue the development of our Taringa properties.  As such, we recorded an impairment of our investment in these properties by $2.2 million primarily associated with the development costs of the project.

Burwood – Held for Sale

In May 2010, we announced our intent to sell and began actively marketing our 50.6-acre Burwood development site in suburban Melbourne.  The current carrying value of this property on our books is $44.1 million (AUS$52.0 million) which was reclassified from property held for development to land held for sale on our June 30, 2010 condensed consolidated balance sheet.

Note 20 – Related Party Transactions

Village East Lease

On June 29, 2010, we agreed to extend our existing lease from Sutton Hill Capital LLC (“SHC”) of the Village East Cinema in New York City by 10 years, with a new termination date of June 30, 2020.  The extended lease provides for a call option pursuant to which Reading may purchase the cinema lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the cinema lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each.  As our Chairman, Chief Executive Officer and controlling shareholder, Mr. James J. Cotter is also the managing member of SHC; therefore, RDI and SHC are considered entities under common control.  As a result, we recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.6 million presented under other liabilities (see Note 12 – Other Liabilities).  This resulted in a deemed equity distribution of $877,000.

The future minimum lease payments associated with this lease are (dollars in thousands):

As of June 30, 2010
2010	$295
2011	590
2012	590
2013	590
2014	590
Thereafter	9,145
Total future minimum rental income	$11,800

Sutton Hill Capital Notes 1 & 2

During the three months ended June 30, 2010, we paid off the SHC Note #1 and renegotiated the SHC Note #2 [see Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities)].

Note 21 – Subsequent Event

IRS Litigation

During July 2010, our wholly owned subsidiary, Craig, and the IRS agreed to file with the Tax Court a stipulation settling the IRS’s claim against Craig.  We have accrued $18.1 million for the federal and state tax liabilities for this settlement which resulted in a tax expense for the three and six months ending June 30, 2010 of $11.8 million and $12.0 million, respectively (see Note 13 – Commitments and Contingencies).

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

•	cinema exhibition, through our 58 multiplex cinemas; and

•	real estate, including real estate development and the rental of retail, commercial and live theater assets.

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

We believe cinema exhibition to be a business that will likely continue to generate consistent cash flows in the years ahead.  We base this on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option.  During the third quarter of 2009, we leased two existing cinemas in New York City with 3 screens but elected not to renew the lease of our 5-screen cinema in Market City, Australia.  Additionally, during May 2010, we elected not to renew the lease of our 4-screen Kapiti cinema in New Zealand.  We anticipate that our cinema operations will continue as our main source of cash flow and will support our real estate oriented activities.

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

At June 30, 2010, we owned and operated 52 cinemas with 421 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 4 cinemas with 32 screens and managed 2 cinemas with 9 screens.  We anticipate opening the following two newly leased cinemas:

•	one in Newcastle NSW, Australia with 8 screens which we anticipate will open in October 2010; and

•	the Angelika branded cinema in Merrifield, Virginia with 8 screens, which we anticipate will open in late 2011.

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

We continue to acquire, to dispose of, or to reposition assets in accordance with our business plan.  For a description of our acquisitions so far in 2010, see Note 19 – Acquisitions and Assets Held for Sale to our June 30, 2010 Condensed Consolidated Financial Statements.

Results of Operations

At June 30, 2010, we owned and operated 52 cinemas with 421 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 4 cinemas with 32 screens and managed 2 cinemas with 9 screens.  In real estate during the period, we (i) owned and operated four ETRC’s that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, and (iv) held for development an additional seven parcels aggregating approximately 78.4 acres located principally in urbanized areas of Australia and New Zealand.  One of these parcels held for development, our Moonee Ponds property, comprises approximately 3.4 acres, and is in an area designated by the provincial government of Victoria, Australia as a “principal activity centre.”

Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.  Our year-to-year results of operation were principally impacted by the following:

•	strong revenue growth from our cinema exhibition segment driven primarily by the availability of good 3D content and our ability to show these films on our newly installed 3D projectors;

•	the fluctuation in the value of the Australian and New Zealand dollars vis-à-vis the US dollar resulting in an increase in results of operations for our foreign operations for 2010 compared to 2009.

During the six months ended June 30, 2010, we changed our reporting for intercompany property rent where our cinema operations were substantially the only tenant of such property by eliminating the intersegment revenue and expense relating to the intercompany rent, and transferring the third party lease costs from the real estate segment to the cinema segment.  This change in management’s structure of its reportable segments commenced on January 1, 2010, such changes to segment reporting are reflected in the segment results for the three and six months ended June 30, 2010 and 2009, respectively.  The retroactive presentation for the three and six months ended June 30, 2009 segment results decreased intersegment revenue and expense for the intercompany rent by $1.0 million and $2.2 million, respectively, and transferred the third party lease costs from the real estate segment to the cinema segment.  The overall results of these changes decreased real estate segment revenues and expense by $1.0 million and $2.2 million, respectively.  This change results in a reduction of real estate operating expense and an increase of cinema operating expense of $1.0 million and $2.2 million, respectively on our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009, respectively.

The tables below summarize the results of operations for each of our principal business segments for the three (“2009 Quarter”) and six (“2009 Six Months”) months ended June 30, 2009 and the three (“2008 Quarter”) and six (“2008 Six Months”) months ended June 30, 2008, respectively (dollars in thousands):

Three months ended June 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$52,433	$6,014	$(1,415)	$57,032
Operating expense	43,282	2,224	(1,415)	44,091
Depreciation & amortization	2,555	1,118	--	3,673
Impairment expense	--	2,239	--	2,239
General & administrative expense	634	482	--	1,116
Segment operating income (loss)	$5,962	$(49)	$--	$5,913
Three months ended June 30, 2009	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$51,215	$4,210	$(1,003)	$54,422
Operating expense	41,146	1,632	(1,003)	41,775
Depreciation & amortization	2,576	754	--	3,330
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
General & administrative expense	765	189	--	954
Segment operating income	$6,728	$1,086	$--	$7,814

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2010 Quarter	2009 Quarter
Total segment operating income	$5,913	$7,814
Non-segment:
Depreciation and amortization expense	192	(6)
General and administrative expense	3,500	3,279
Operating income	2,221	4,541
Interest expense, net	(4,067)	(2,871)
Gain on retirement of subordinated debt (trust preferred securities)	--	10,714
Gain on sale of assets	351	--
Other loss	(131)	(1,921)
Income tax expense	(12,201)	(647)
Equity earnings of unconsolidated joint ventures and entities	266	164
Net income (loss)	(13,561)	9,980
Net income attributable to the noncontrolling interest	(153)	(90)
Net income loss attributable to Reading International, Inc. common shareholders	$(13,714)	$9,890

Six months ended June 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$106,279	$11,713	$(2,811)	$115,181
Operating expense	87,973	4,491	(2,811)	89,653
Depreciation & amortization	5,109	2,271	--	7,380
Impairment expense	--	2,239	--	2,239
General & administrative expense	1,226	706	--	1,932
Segment operating income	$11,971	$2,006	$--	$13,977

Six months ended June 30, 2009	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$94,651	$9,196	$(2,347)	$101,500
Operating expense	77,596	3,439	(2,347)	78,688
Depreciation & amortization	5,485	1,435	--	6,920
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
General & administrative expense	1,567	370	--	1,937
Segment operating income	$10,003	$3,403	$--	$13,406

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2010 Six Months	2009 Six Months
Total segment operating income	$13,977	$13,406
Non-segment:
Depreciation and amortization expense	388	248
General and administrative expense	6,890	6,731
Operating income	6,699	6,427
Interest expense, net	(7,164)	(7,261)
Gain on retirement of subordinated debt (trust preferred securities)	--	10,714
Gain on sale of assets	351	--
Other loss	(713)	(2,716)
Income tax expense	(12,783)	(999)
Equity earnings of unconsolidated joint ventures and entities	617	659
Net income (loss)	(12,993)	6,824
Net income attributable to the noncontrolling interest	(368)	(328)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(13,361)	$6,496

Cinema Exhibition Segment

Included in the cinema exhibition segment above is revenue and expense from the operations of 52 cinema complexes with 421 screens during the 2010 Quarter and 52 cinema complexes with 427 screens during the 2009 Quarter and management fee income from 2 cinemas with 9 screens in both years.  The following tables detail our cinema exhibition segment operating results for the three and six months ended June 30, 2010 and 2009, respectively (dollars in thousands):

Three Months Ended June 30, 2010	United States	Australia	New Zealand	Total
Admissions revenue	$18,733	$14,280	$3,864	$36,877
Concessions revenue	7,351	4,397	982	12,730
Advertising and other revenues	1,404	1,164	258	2,826
Total revenues	27,488	19,841	5,104	52,433

Cinema costs	22,678	14,648	3,610	40,936
Concession costs	1,178	935	233	2,346
Total operating expense	23,856	15,583	3,843	43,282

Depreciation and amortization	1,618	688	249	2,555
General & administrative expense	499	135	--	634
Segment operating income	$1,515	$3,435	$1,012	$5,962

Three Months Ended June 30, 2009	United States	Australia	New Zealand	Total
Admissions revenue	$19,468	$13,246	$3,351	$36,065
Concessions revenue	7,842	4,475	937	13,254
Advertising and other revenues	1,141	595	160	1,896
Total revenues	28,451	18,316	4,448	51,215

Cinema costs	22,373	13,205	3,111	38,689
Concession costs	1,254	972	231	2,457
Total operating expense	23,627	14,177	3,342	41,146

Depreciation and amortization	1,692	619	265	2,576
General & administrative expense	596	169	--	765
Segment operating income	$2,536	$3,351	$841	$6,728

•
Cinema revenue increased for the 2010 Quarter by $1.2 million or 2.4% compared to the same period in 2009.  The 2010 Quarter increase was primarily from our Australia and New Zealand cinema operations, which accounted for $2.2 million of the increase primarily relating to a year over year increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar which was offset in part by lower local currency revenues for our Australia, New Zealand, and U.S. operations during the 2010 Quarter compared to the 2009 Quarter.  This increase translated to higher Australian and New Zealand revenues for the 2010 Quarter compared to the 2009 Quarter (see below).  Except for this uplift in revenues associated with foreign currency exchange, all of our revenues for the three geographical regions decreased primarily related to better film product in 2009 compared to 2010.  In addition, we made certain internal reporting changes to our intersegment revenue recognition between our cinema and real estate segments which resulted in an increase in other cinema revenues of $41,000 in the U.S.

•
Operating expense increased for the 2010 Quarter by $2.1 million or 5.2% compared to the same period in 2009.  This increase followed the increased revenues noted above primarily relating to an increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar (see below).  For the U.S., we noted higher operating costs primarily related to the newly leased 3D equipment and the associated labor-intensive nature of showing 3D films.  Also, as mentioned above, we made certain internal reporting changes to our intersegment cost recognition between our cinema and real estate segments that resulted in a decrease in our cinema expenses of $67,000 in the U.S.  Overall, our operating expense as a percent of gross revenue increased from 80.3% to 82.5% from the 2009 Quarter to the 2010 Quarter due primarily to the aforementioned cost increases in the U.S.

•
Depreciation and amortization expense decreased for the 2010 Quarter by $21,000 or 0.8% compared to the same period in 2009 primarily related to the short useful lives of the used assets associated with our Consolidated Entertainment cinemas purchased February 2008.

•	General and administrative costs decreased for the 2010 Quarter by $131,000 or 17.1% compared to the same period in 2009 primarily related to cost cutting measures throughout the segment.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have increased by 16.1% and 16.0%, respectively, since the 2009 Quarter, which had an impact on the individual components of our income statement.

•	Because of the above, cinema segment income decreased for the 2010 Quarter by $766,000 compared to the same period in 2009.

The following tables detail our cinema segment operating results for the six months ended June 30, 2010 and 2009, respectively (dollars in thousands):

Six Months Ended June 30, 2010	United States	Australia	New Zealand	Total
Admissions revenue	$36,913	$30,604	$8,372	$75,889
Concessions revenue	14,024	9,085	2,021	25,130
Advertising and other revenues	2,551	2,222	487	5,260
Total revenues	53,488	41,911	10,880	106,279

Cinema costs	44,672	30,714	7,950	83,336
Concession costs	2,185	1,975	477	4,637
Total operating expense	46,857	32,689	8,427	87,973

Depreciation and amortization	3,205	1,395	509	5,109
General & administrative expense	945	281	--	1,226
Segment operating income	$2,481	$7,546	$1,944	$11,971

Six Months Ended June 30, 2009	United States	Australia	New Zealand	Total
Admissions revenue	$37,323	$23,644	$5,865	$66,832
Concessions revenue	14,791	7,820	1,622	24,233
Advertising and other revenues	2,192	1,072	322	3,586
Total revenues	54,306	32,536	7,809	94,651

Cinema costs	43,295	24,120	5,734	73,149
Concession costs	2,344	1,701	402	4,447
Total operating expense	45,639	25,821	6,136	77,596

Depreciation and amortization	3,766	1,160	559	5,485
General & administrative expense	1,234	333	--	1,567
Segment operating income	$3,667	$5,222	$1,114	$10,003

•
Cinema revenue increased for the 2010 Six Months by $11.6 million or 12.3% compared to the same period in 2009.  The 2010 Six Months increase was primarily from our Australia and New Zealand cinema operations, which accounted for $12.4 million of the increase primarily related to an increase in the average ticket price primarily associated with the recently released 3D movies for the 2010 Six Months by comparison to 2009 and an increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar (see below).  Our U.S. cinemas did not experience the same uplift in revenues as noted from our Australia and New Zealand cinemas due to increased competition at one of our cinemas and decreased admissions circuit wide.  In addition, we made certain internal reporting changes to our intersegment revenue recognition between our cinema and real estate segments which resulted in an increase in other cinema revenues of $157,000 in the U.S.

•
Operating expense increased for the 2010 Six Months by $10.4 million or 13.4% compared to the same period in 2009.  For Australia and New Zealand, this increase followed the revenues noted above.  For the U.S., we noted higher operating costs primarily related to the newly leased 3D equipment and the associated increased labor-intensive nature of showing 3D films.  Overall, our operating expense as a percent of gross revenue increased slightly from 82.0% to 82.8% from the 2009 Six Months to the 2010 Six Months.

•
Depreciation and amortization expense decreased for the 2010 Six Months by $376,000 or 6.9% compared to the same period in 2009 primarily related to the short useful lives of the used assets associated with our Consolidated Entertainment cinemas purchased February 2008.

•	General and administrative costs decreased for the 2010 Six Months by $341,000 or 21.8% compared to the same period in 2009 primarily related to cost cutting measures throughout the segment.

•
For our statement of operations, Australia and New Zealand six month average exchange rates have increased by 12.8% and 11.0%, respectively, since the 2009 Six Months, which had an impact on the individual components of our income statement.

•	Because of the above, cinema segment income increased for the 2010 Six Months by $2.0 million compared to the same period in 2009, an 19.7% increase.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended June 30, 2010 and 2009, respectively (dollars in thousands):

Three Months Ended June 30, 2010	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$965	$--	$--	$965
Property rental income	438	3,080	1,531	5,049
Total revenues	1,403	3,080	1,531	6,014

Live theater costs	545	--	--	545
Property rental cost	86	1,193	400	1,679
Total operating expense	631	1,193	400	2,224

Depreciation and amortization	79	675	364	1,118
Impairment expense	--	2,239	--	2,239
General & administrative expense	1	456	25	482
Segment operating income (loss)	$692	$(1,483)	$742	$(49)

Three Months Ended June 30, 2009	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$533	$--	$--	$533
Property rental income	382	2,053	1,242	3,677
Total revenues	915	2,053	1,242	4,210

Live theatre costs	371	--	--	371
Property rental cost	19	880	362	1,261
Total operating expense	390	880	362	1,632

Depreciation and amortization	81	341	332	754
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
General & administrative expense	(2)	179	12	189
Segment operating income	$446	$104	$536	$1,086

•
Real estate revenue increased for the 2010 Quarter by $1.8 million or 42.9% compared to the same period in 2009.  Real estate revenue increased in Australia and the U.S. in part due to the opening of our Indooroopilly office building during the third quarter of 2009 and improved live theater results in 2010 compared to the same period in 2009.  Additionally, real estate revenue increased from our Australia and New Zealand properties primarily due to a year over year increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar.  This increase translated to higher Australian and New Zealand revenues for the 2010 Quarter compared to the 2009 Quarter (see below).

•	Operating expense for the real estate segment increased for the 2010 Quarter by $592,000 or 36.3% compared to the same period in 2009. This increase followed the increased revenues noted above.

•
Depreciation and amortization expense for the real estate segment increased by $364,000 or 48.3% for the 2010 Quarter compared to the same period in 2009 primarily due to the opening of our Indooroopilly office building during the third quarter of 2009 and the impact of currency exchange rates (see below).

•	We recorded a $2.2 million impairment charge related to our Taringa real estate property during the second quarter of 2010 primarily associated with the development costs of the project.

•	We recorded a loss, in effect catch up depreciation, during 2009, on transfer of real estate held for sale to continuing operations of $549,000 related to our Auburn property.

•
General and administrative costs increased for the 2010 Quarter by $293,000 or 155.0% compared to the same period in 2009 primarily due to the litigation costs associated with the Mackie case in Australia and the impact of currency exchange rate increases (see below).

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have decreased by 16.1% and 16.0%, respectively, since the 2009 Quarter, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income decreased for the 2010 Quarter by $1.1 million compared to the same period in 2009.

The following tables detail our real estate segment operating results for the six months ended June 30, 2010 and 2009, respectively (dollars in thousands):

Six Months Ended June 30, 2010	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$1,475	$--	$--	$1,475
Property rental income	875	6,190	3,173	10,238
Total revenues	2,350	6,190	3,173	11,713

Live theatre costs	1,002	--	--	1,002
Property rental cost	240	2,409	840	3,489
Total operating expense	1,242	2,409	840	4,491

Depreciation and amortization	159	1,364	748	2,271
Impairment expense	--	2,239	--	2,239
General & administrative expense	1	682	23	706
Segment operating income (loss)	$948	$(504)	$1,562	$2,006

Six Months Ended June 30, 2009	United States	Australia	New Zealand	Total
Live theatre rental and ancillary income	$1,444	$--	$--	$1,444
Property rental income	785	4,341	2,626	7,752
Total revenues	2,229	4,341	2,626	9,196

Live theatre costs	826	--	--	826
Property rental cost	251	1,685	677	2,613
Total operating expense	1,077	1,685	677	3,439

Depreciation and amortization	164	644	627	1,435
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
General & administrative expense	9	333	28	370
Segment operating income	$979	$1,130	$1,294	$3,403

•
Real estate revenue increased for the 2010 Six Months by $2.5 million or 27.4% compared to the same period in 2009.  Real estate revenue increased in Australia in part due to the opening of our Indooroopilly office building during the third quarter of 2009.  Additionally, real estate revenue increased from our Australia and New Zealand properties primarily due to a year over year increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar.  This increase translated to higher Australian and New Zealand revenues for the 2010 Six Months compared to the 2009 Six Months (see below).

•	Operating expense for the real estate segment increased for the 2010 Six Months by $1.1 million or 30.6% compared to the same period in 2009. This increase followed the increased revenues noted above.

•
Depreciation and amortization expense for the real estate segment increased by $836,000 or 58.3% for the 2010 Six Months compared to the same period in 2009 primarily due to the opening of our Indooroopilly office building during the third quarter of 2009 and the impact of currency exchange rates (see below).

•	We recorded a $2.2 million impairment charge related to our Taringa real estate property during 2010 primarily associated with the development costs of the project.

•	We recorded a loss, in effect catch up depreciation, during 2009, on transfer of real estate held for sale to continuing operations of $549,000 related to our Auburn property.

•
General and administrative costs increased for the 2010 Six Months by $336,000 or 90.8% compared to the same period in 2009 primarily due to the litigation costs associated with the Mackie case in Australia and the impact of currency exchange rate increases (see below).

•
For our statement of operations, Australia and New Zealand six month average exchange rates have decreased by 12.8% and 11.0%, respectively, since the 2009 Six Months, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income decreased for the 2010 Six Months by $1.4 million compared to the same period in 2009.

Corporate

Quarterly Results

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense increased by $221,000 in the 2010 Quarter compared to the 2009 Quarter primarily related to an increase in legal fees associated with our federal tax litigation which was settled during July 2010 and currency changes that increased the Australia and New Zealand reported expense offset by decreases in payroll expense and other administrative costs.

Net interest expense increased by $1.2 million for the 2010 Quarter compared to the 2009 Quarter.  The increase in interest expense during the 2010 Quarter was primarily related to changes to our interest rate swaps somewhat offset by lower debt balances for the 2010 Quarter compared to the same period last year.

During the 2009 Quarter, we recorded a $10.7 million gain on retirement of subordinated debt (trust preferred securities), net of a $749,000 loss on deferred financing costs associated with the subordinated debt.

During the 2010 Quarter, we recorded a $351,000 gain on sale of assets primarily related to a deferred gain on sale of a property.

For the 2010 Quarter, we recorded an other loss of $131,000 compared to $1.9 million for the 2009 Quarter.  For the 2010 Quarter, the $131,000 other loss included offsetting settlements related to our Burstone litigation and the 2008 sale of our interest in the Botany Downs cinema.  For the 2009 Quarter, the $1.9 million other loss included a $2.2 million loss on foreign currency translation, a $1.3 million other-than-temporary loss on marketable securities, offset by a $1.5 million gain on the expiration of an option to purchase granted with respect to our Auburn property.

For the 2010 Quarter, income tax expense increased by $11.8 million primarily relating to our July 2010 settlement with the IRS on our federal tax litigation case.

For the 2010 Quarter, we recorded an increase in our equity earnings of unconsolidated joint ventures and entities of $102,000.

Six Months Results

General and administrative expense increased by $159,000 in the 2010 Six Months compared to the 2009 Six Months related to decreases in payroll expense and other administrative costs offset by an increase in legal fees primarily associated with our federal tax litigation which was settled during July 2010 and currency changes that increased the Australia and New Zealand reported expense.

Net interest expense decreased by $97,000 for the 2010 Six Months compared to the 2009 Six Months.  The decrease in interest expense during the 2010 Six Months was primarily related to lower debt balances for the 2010 Quarter compared to the same period last year offset by changes to our interest rate swaps.

During the 2009 Six Months, we recorded a $10.7 million gain on retirement of subordinated debt (trust preferred securities), net of a $749,000 loss on deferred financing costs associated with the subordinated debt.

During the 2010 Six Months, we recorded a $351,000 gain on sale of assets primarily related to a deferred gain on sale of a property.

For the 2010 Six Months, we recorded an other loss of $713,000 compared to $2.7 million for the 2009 Quarter.  For the 2010 Six Months, the $713,000 other loss included offsetting settlements related to our Burstone litigation and the 2008 sale of our interest in the Botany Downs cinema and a $605,000 of loss associated our Mackie litigation.  For the 2009 Six Months, the $2.7 million other loss included a $2.2 million loss on foreign currency translation, a $2.0 million other-than-temporary loss on marketable securities, offset by a $1.5 million gain on the expiration of an option to purchase granted with respect to our Auburn property.

For the 2010 Six Months, income tax expense increased by $12.0 million primarily relating to our July 2010 settlement with the IRS on our tax litigation case.

For the 2010 Six Months, we recorded a decrease in our equity earnings of unconsolidated joint ventures and entities of $42,000 primarily related to the last condominium being sold associated with our Place 57 investment during the 2009 Six Months.  This decrease was somewhat offset by an increase in equity earnings from our Mt. Gravatt investment in the 2010 Six Months.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

During 2010, we recorded a net loss attributable to Reading International, Inc. common shareholders of $13.4 million for the 2010 Six Months compared to a net income of $6.5 million for the 2010 Six Months and a net loss of $13.7 million for the 2010 Quarter compared to net income of $9.9 million for the 2009 Quarter.  The change from a net income to a net loss from 2009 to 2010 was primarily related to a one-time $10.7 million gain on retirement of subordinated debt in 2009 while in 2010 we recorded a one-time income tax accrual of $12.0 million for our federal tax case settlement and a property impairment charge of $2.2 million.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at June 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Debt	$707	$90,223	$34,249	$49,821	$336	$6,429	$181,765
Notes payable to related parties	--	--	--	9,000	--	--	9,000
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Pension liability	4	15	23	32	40	3,308	3,422
Lease obligations	13,627	26,735	25,208	23,108	20,137	79,689	188,504
Estimated interest on debt	6,064	10,647	5,059	2,773	1,617	15,468	41,628
Total	$20,402	$127,620	$64,539	$84,734	$22,130	$132,807	$452,232

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-2a, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $27.4 million as of June 30, 2010.  We expect a tax payment related to these obligations within the next 12 months of approximately $5.3 million in federal taxes plus interest.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $932,000 and $979,000 as of June 30, 2010 and December 31, 2009.  Our share of unconsolidated debt, based on our ownership percentage, was $310,000 and $326,000 as of June 30, 2010 and December 31, 2009.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

At June 30, 2010, we had approximately $4.7 million (AUS$5.5 million) in undrawn funds under our Australian Corporate Credit Facility and $12.8 million (NZ$18.5 million) available under our line of credit in New Zealand.  Accordingly, we believe that we have sufficient borrowing capacity under our Australian Corporate Credit Facility and our New Zealand line of credit to meet our anticipated short-term working capital requirements.

As indicated in our 2009 Annual Report, the term of our Australia Corporate Credit facility ends on June 30, 2011.  As such, the outstanding balance of this debt is classified as current on our balance sheet.  We are currently in the process of renegotiating this facility with our current lender while also seeking a facility with other lenders.  While no assurances can be made that we will be successful, we are currently working to have the new facility in place during the first quarter of 2011.

Operating Activities

Cash provided by operations was $10.7 million in the 2010 Six Months compared to $6.2 million in the 2009 Six Months.  The increase in cash provided by operations of $4.5 million was due primarily to a $2.6 million increase of operational cash flows.

Investing Activities

Cash used in investing activities for the 2010 Six Months decreased by $3.6 million to $8.7 million compared to $12.3 million from the same period in 2009.  The $8.7 million cash used for the 2010 Six Months was primarily related to:

•	$4.4 million in property enhancements to our existing properties;

•	$2.9 million to purchase a property adjacent to our Manukau property;

•	$1.5 million of change in restricted cash; and

•	$223,000 of an acquisition deposit

offset by

•	$259,000 in return of investment of unconsolidated entities.

The $12.3 million cash used for the 2009 Six Months was primarily related to:

•	$3.0 million in property enhancements to our existing properties; and

•	$11.5 million to purchase marketable securities to exchange for our Reading International Trust I securities;

offset by

•	$801,000 of change in restricted cash;

•	$1.3 million in return of investment of unconsolidated entities; and

•	$284,000 receipt of an option purchase payment for the Auburn property.

Financing Activities

Cash provided by financing activities for the 2010 Six Months was $1.1 million compared to $4.5 million of cash used in financing activities for the same period in 2009 resulting in a change of $5.5 million.  The $1.1 million in cash provided by financing activities during the 2010 Six Months was primarily related to:

•	$8.0 million of borrowing on our New Zealand credit facility;

•	$7.5 million of borrowing proceeds from our new Union Square Theater Term Loan; and

•	$248,000 of proceeds from the exercise of employee stock options;

offset by

•	$13.8 million of loan repayments including $6.9 million for the pay off of our Union Square Term Loan, $5.0 million for the pay off of our SHC Loan, and $1.7 million pay down of our GE Capital Loan;

•	$251,000 of repurchase of Class A Nonvoting Common Stock; and

•	$751,000 in noncontrolling interest distributions.

The $4.5 million in cash used in the 2009 Six Months was primarily related to:

•	$1.5 million of borrowing on our Australia credit facilities;

offset by

•	$5.5 million of loan repayments; and

•	$489,000 in noncontrolling interest distributions.

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

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in an increase in interest expense of $342,000 and $119,000 during the three and six months ended June 30, 2010, respectively, and a $1.1 million and $710,000 decrease to interest expense during the three and six months ended June 30, 2009, respectively.  At June 30, 2010, we recorded the fair market value of an interest rate swap and a cap of $356,000 as other long-term assets and an interest rate swap of $494,000 as an other long-term liability.  At December 31, 2009, we recorded the fair market value of an interest rate swap and a cap of $766,000 as other long-term assets and an interest rate swap of $785,000 as an other long-term liability.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

Where we are the defendants, we accrue for probable damages, which insurance may not cover, as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  Except as noted below regarding our Tax Litigation Case, there have been no material changes to our litigation exposure since our 2009 Annual Report.

In July 2010, our subsidiary, Craig Corporation (“Craig”), and the Internal Revenue Service (the “IRS”) agreed to file with the Tax Court a settlement of the IRS’s claim against Craig.  In the settlement, the IRS conceded 70% of its proposed adjustment to income claimed in its notices of deficiency dated June 29, 2006.  The proposed adjustment had resulted in a claim for unpaid taxes of $20.9 million plus interest.  The effect of the terms of settlement on the Reading consolidated group is to require a total federal income tax obligation of $13.4 million, inclusive of interest due for the underpayment of taxes and net of all tax refunds available.

The impact of the settlement upon state taxes on the Reading consolidated group remains uncertain as of June 30, 2010, but if the agreed adjustment to income were reflected on state returns, it would cause a state tax obligation of approximately $4.7 million.  Of this, $4.2 million would be related to California, and $0.5 million to other states.  Craig’s 1997 tax year remains open with respect to Craig’s potential tax liability to the State of California.  As of June 30, 2010, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed if a deficiency were to be asserted.

The decision to settle was based on various business considerations, the most prominent of which was the potential size of an adverse judgment (some $68.1 million including interest) and the estimated direct costs of trial.

As a result of this settlement, we recorded an additional federal and state tax expense of $11.8 million for the quarter ended June 30, 2010 to increase our reserve for uncertain tax positions in accordance with FASB ASC 740-10-25 – Income Taxes.  As of March 31, 2010, we had a reserve against this uncertain tax position contingency of $6.3 million.  As of June 30, 2010, we show the $18.1 million potential impact as current taxes payable.

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

At June 30, 2010, approximately 49% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $15.8 million in cash and cash equivalents.  At December 31, 2009, approximately 50% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $15.4 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  The resulting natural hedge has led to a somewhat negligible foreign currency effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $9.4 million and $8.4 million for the three and six months ended June 30, 2010, respectively.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 48% and 56% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $9.2 million and $3.5 million, respectively, and the change in our quarterly net income would be $28,000 and $58,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of June 30, 2010 and December 31, 2009, we have recorded a cumulative unrealized foreign currency translation gain of approximately $34.8 million and $43.2 million, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but requires that not less than a certain percentage of the loan be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase or decrease in short-term interest rates would have resulted in approximately $514,000 increase or decrease in our 2010 Quarter’s Australian and New Zealand interest expense.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

READING INTERNATIONAL, INC.

Date:	August 6, 2010	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	August 6, 2010	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer