Form 10-Q
period 2010-09-30
READING INTERNATIONAL INC
filed 2010-11-15
CIK 716634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 12, 2010, there were 21,308,823 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART I – Financial Information
Item 1 – Financial Statements
Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$24,724	$24,612
Receivables	5,810	9,458
Inventory	755	860
Investment in marketable securities	2,800	3,120
Restricted cash	1,995	321
Land held for sale	50,240	--
Prepaid and other current assets	3,691	3,078
Total current assets	90,015	41,449

Property held for and under development	38,798	78,676
Property & equipment, net	209,578	200,749
Investment in unconsolidated joint ventures and entities	9,942	9,732
Investment in Reading International Trust I	838	838
Goodwill	33,433	37,411
Intangible assets, net	20,749	22,655
Other assets	15,228	14,907
Total assets	$418,581	$406,417

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$14,503	$14,943
Film rent payable	4,899	7,256
Notes payable – current portion	102,442	7,914
Note payable to related party – current portion	--	14,000
Taxes payable	23,889	6,140
Deferred current revenue	5,950	6,968
Other current liabilities	180	457
Total current liabilities	151,863	57,678
Notes payable – long-term portion	90,945	177,166
Note payable to related party – long-term portion	9,000	--
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	2,044	6,968
Deferred non-current revenue	164	577
Other liabilities	31,825	25,852
Total liabilities	313,754	296,154
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A Nonvoting Common Stock, par value $0.01, 100,000,000 shares authorized, 35,849,473 issued and 21,308,823 outstanding at September 30, 2010 and 35,610,857 issued and 21,132,582 outstanding at December 31, 2009	216	215
Class B Voting Common Stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at September 30, 2010 and at December 31, 2009	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued or outstanding shares at September 30, 2010 and at December 31, 2009	--	--
Additional paid-in capital	133,463	134,044
Accumulated deficit	(75,505)	(63,385)
Treasury shares	(3,765)	(3,514)
Accumulated other comprehensive income	49,322	41,514
Total Reading International, Inc. stockholders’ equity	103,746	108,889
Noncontrolling interests	1,081	1,374
Total stockholders’ equity	104,827	110,263
Total liabilities and stockholders’ equity	$418,581	$406,417

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Cinema	$55,303	$52,340	$161,582	$146,991
Real estate	5,335	3,727	14,237	10,576
	60,638	56,067	175,819	157,567
Operating expense
Cinema	44,810	41,815	129,973	117,064
Real estate	2,190	1,866	6,681	5,305
Depreciation and amortization	3,874	4,001	11,642	11,169
Loss on transfer of real estate held for sale to continuing operations	--	--	--	549
Impairment expense	--	--	2,239	--
General and administrative	4,199	4,206	13,020	12,875
Other operating income	--	(2,551)	--	(2,551)
	55,073	49,337	163,555	144,411

Operating income	5,565	6,730	12,264	13,156

Interest income	340	143	986	880
Interest expense	(3,955)	(3,619)	(11,765)	(11,617)
Gain on retirement of subordinated debt (trust preferred securities)	--	--	--	10,714
Gain (loss) on sale of assets	--	--	350	--
Other income (expense), net	20	(24)	(692)	(2,740)
Income before income tax expense and equity earnings of unconsolidated joint ventures and entities	1,970	3,230	1,143	10,393
Income tax expense	(885)	(424)	(13,668)	(1,422)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	1,085	2,806	(12,525)	8,971
Equity earnings of unconsolidated joint ventures and entities	293	202	910	861
Gain on sale of investments in unconsolidated entities	--	268	--	268
Net income (loss)	$1,378	$3,276	$(11,615)	$10,100
Net income attributable to noncontrolling interest	(136)	(133)	(505)	(460)
Net income (loss) attributable to Reading International, Inc. common shareholders	$1,242	$3,143	$(12,120)	$9,640

Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common shareholders	$0.05	$0.14	$(0.53)	$0.43
Weighted average number of shares outstanding – basic	22,804,313	22,594,517	22,772,166	22,562,309
Weighted average number of shares outstanding – dilutive	22,850,811	22,662,306	22,772,166	22,630,097

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities
Net income (loss)	$(11,615)	$10,100
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss recognized on foreign currency transactions	(12)	2,310
Equity earnings of unconsolidated joint ventures and entities	(910)	(861)
Distributions of earnings from unconsolidated joint ventures and entities	910	1,036
Loss provision on impairment of asset	2,239	--
Other-than-temporary loss on marketable securities	--	2,093
Gain on retirement of subordinated debt (trust preferred securities)	--	(10,714)
Gain on option termination	--	(1,530)
Gain on other operating income	--	(2,551)
Loss on transfer of real estate held for sale to continuing operations	--	549
Gain on sale of investments in unconsolidated entities	--	(268)
Gain on sale of assets	(350)	--
Depreciation and amortization	11,642	11,169
Amortization of prior service costs	228	213
Amortization of above and below market leases	682	545
Amortization of deferred financing costs	982	595
Amortization of straight-line rent	(279)	962
Stock based compensation expense	44	394
Changes in operating assets and liabilities:
Decrease in receivables	3,890	2,294
(Increase) decrease in prepaid and other assets	31	(1,501)
Decrease in accounts payable and accrued expenses	(832)	(1,407)
Decrease in film rent payable	(2,500)	(3,109)
Increase taxes payable	12,813	164
Increase (decrease) in deferred revenues and other liabilities	(1,482)	64
Net cash provided by operating activities	15,481	10,547
Investing activities
Acquisitions	(5,359)	--
Acquisition deposits paid	--	(706)
Purchases of and additions to property and equipment	(9,057)	(3,999)
Change in restricted cash	(1,573)	317
Purchase of marketable securities	(62)	(11,463)
Sale of marketable securities	30	--
Distributions of investment in unconsolidated joint ventures and entities	200	2,989
Option proceeds	--	285
Net cash used in investing activities	(15,821)	(12,577)
Financing activities
Repayment of long-term borrowings	(15,370)	(13,059)
Proceeds from borrowings	15,525	1,453
Capitalized borrowing costs	(265)	--
Repurchase of Class A Nonvoting Common Stock	(251)	--
Proceeds from the exercise of stock options	253	--
Noncontrolling interest contributions	200	175
Noncontrolling interest distributions	(1,028)	(714)
Net cash used in financing activities	(936)	(12,145)
Effect of exchange rate changes on cash and cash equivalents	1,388	2,554

Increase (decrease) in cash and cash equivalents	112	(11,621)
Cash and cash equivalents at beginning of period	24,612	30,874

Cash and cash equivalents at end of period	$24,724	$19,253

Supplemental Disclosures
Interest paid	$10,712	$11,009
Income taxes paid	$594	$368
Non-cash transactions
Reduction in note payable associated with acquisition purchase price adjustment	$4,381	$--
Deemed distribution	$877	$--
Capital lease asset addition	$4,697	$--
Capital lease obligation	$5,573	$--
Exchange of marketable securities for Reading International Trust I securities	$--	$(11,463)
Retirement of subordinated debt (trust preferred securities)	$--	$(23,634)
Retirement of Reading International Trust I securities	$--	$11,463
Retirement of investment in Reading International Trust I securities	$--	$709

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2010

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended September 30, 2010 (the “September Report”) should be read in conjunction with our 2009 Annual Report which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2010 Quarter”) and nine (“2010 Nine Months”) months ended September 30, 2010 and the three (“2009 Quarter”) and nine (“2009 Nine Months”) months ended September 30, 2009.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations, and cash flows as of and for the three and nine months ended September 30, 2010 and 2009 have been made.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We had investments in marketable securities of $2.8 million and $3.1 million at September 30, 2010 and December 31, 2009, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  During the three and nine months ended September 30, 2010, we did not record any other-than-temporary losses related to our marketable securities, whereas, during the nine months ended September 30, 2009, we recorded losses of $2.1 million on certain marketable securities.  Additionally, these investments have a cumulative unrealized gain (temporary) of $1,000 included in accumulated other comprehensive income at September 30, 2010.  For the three months and nine months ended September 30, 2010, our net unrealized loss (temporary) on marketable securities was $263,000 and $520,000, respectively.  For both the three and nine months ended September 30, 2009, our net unrealized gain (temporary) on marketable securities was $1.1 million.

Expiring Long-Term Debt

As indicated in our 2009 Annual Report, the term of our Australian Credit Facility with BOS International matures on June 30, 2011.  Accordingly, the outstanding balance of this debt $96.9 million (AU $100.5 million at September 30, 2010) is classified as current on our balance sheet.  We are advised that BOS International’s parent bank has determined to reduce its loan exposure to Australia.  Accordingly, we are currently in negotiations with a group of Australian based banks to replace our current facility with a new facility.  Our operating results in Australia have generally improved over the past two years, and we believe that this decision by BOS International was a policy decision not tied to our performance as a borrower.

Other Income/Loss

For the 2010 Quarter, we recorded an other income of $20,000 compared to an other loss of $24,000 for the 2009 Quarter.  For the 2010 Quarter, the $20,000 other income primarily related to the recovery of previously written-off receivables.  For the 2009 Quarter, the $24,000 other loss primarily included a $250,000 legal settlement gain for our now concluded, Puerto Rico litigation offset by a $224,000 provision loss on our Whitehorse Center litigation and a $63,000 realized foreign currency loss.

For the 2010 Nine Months, we recorded an other loss of $692,000 compared to $2.7 million for the 2009 Nine Months.  For the 2010 Nine Months, the $692,000 other loss included offsetting settlements related to our Whitehorse Center litigation and the 2008 sale of our interest in the Botany Downs cinema, a $605,000 of loss associated our Mackie litigation, and a recovery of previously written-off receivables.  For the nine months ended September 30, 2009, the $2.7 million other loss included a $2.3 million loss on foreign currency transactions, a $2.0 million other-than-temporary loss on marketable securities, offset by a $1.5 million gain from fees associated with a terminated option.

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

Accounting Pronouncements Adopted During 2010

FASB ASU 2009-17 – Reporting on Variable Interest Entities

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  This ASU incorporates Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009.  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which enhances the information provided to users of financial statements.  We adopted ASU 2009-17 effective January 1, 2010.  As a result of the fact that we have no variable interests, the adoption of this ASU did not have a material impact on our financial position or results of operations.

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

Note 2 – Equity and Stock Based Compensation

Equity Compensation

Landplan Property Partners, Pty Ltd

On April 1, 2010, we terminated our then existing contractual relationship with Doug Osborne, at that time the chief executive officer of our Landplan real estate operations.  Mr. Osborne’s incentive interest in our various Landplan projects, which was valued at $0, was revoked at that time.  Mr. Osborne continues to provide services to us on a non-exclusive independent contractor basis.  As consideration for his future services on our behalf with respect to our Manukau properties, we have agreed to pay Mr. Osborne an amount equal to 7.5% of the net profit realized, if any, from our investment in these properties.  Profits are to be measured based on our total investment, without taking into account amortization or depreciation, and capitalizing all costs related to the carrying, development, and/or disposition of the properties.  Based on our total investment to date in these properties (measured as stated in the immediately preceding sentence), we do not currently anticipate a profit from these properties, and, as a result, we have booked no expense in the three or nine months ended September 30, 2010 with respect to Mr. Osborne’s consulting services with respect to our Manukau properties.  During the three and nine months ended September 30, 2009, we expensed $13,000 and $68,000 associated with Mr. Osborne’s previous contractual interest in the properties associated with Landplan Property Partners, Pty Ltd.

Stock Based Compensation

For the three and nine months ended September 30, 2010, we recorded compensation expense of $0, and $4,000, respectively, and, for the three and nine months ended September 30, 2009, we recorded compensation expense of $56,000, and $166,000, respectively, related to the vesting of all our restricted stock grants.  During the nine months ended September 30, 2010, we issued 148,616 of Class A Nonvoting shares to certain executive employees associated with their prior years’ stock grants.  During the nine months ended September 30, 2009, we issued 143,017 of Class A Nonvoting shares to certain executive employees associated with their prior years’ stock bonuses.

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

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-40 relating to Stock-Based Compensation (“FASB ASC 718-40”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended September 30, 2010 and 2009, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

For the 157,700 and 50,000 options granted during 2010 and 2009, respectively, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2010	2009
Stock option exercise price	$5.07	$4.01
Risk-free interest rate	2.736%	3.309%
Expected dividend yield	--	--
Expected option life	7.23 yrs	9.60 yrs
Expected volatility	33.01%	33.74%
Weighted average fair value	$1.88	$1.98

Based on the above assumptions and those of prior year grants, and, in accordance with the FASB ASC 718-40 modified prospective method, we recorded compensation expense for the total estimated grant date fair value of stock options that vested of $23,000 and $44,000 for the three and nine months ended September 30, 2010, respectively, and $9,000 and $228,000 for the three and nine months ended September 30, 2009, respectively.  At September 30, 2010, the total unrecognized estimated compensation cost related to non-vested stock options granted was $268,000, which we expect to recognize over a weighted average vesting period of 1.51 years.  90,000 options were exercised during the nine months ended September 30, 2010 having a realized gain of $138,000 for which we received $253,000 of cash.  There were no options exercised during the nine months ended September 30, 2009.  The grant date fair value of options vesting during the three and nine months ended September 30, 2010 was $23,000 and $44,000, respectfully, and $9,000 and $228,000 for the three and nine months ended September 30, 2009, respectively.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at September 30, 2010 was $280,000 of which 70.1% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of September 30, 2010 and December 31, 2009:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2009	577,850	185,100	$5.60	$9.90	525,350	110,100	$5.19	$9.67
Granted	50,000	--	$4.01	$--
Exercised	(3,000)	--	$3.80	$--
Expired	(35,100)	(35,100)	$5.13	$8.47
Outstanding- December 31, 2009	589,750	150,000	$5.51	$10.24	534,750	150,000	$5.62	$10.24
Granted	122,600	35,100	$4.23	$8.47
Exercised	(90,000)	--	$2.76	$--
Outstanding-September 30, 2010	622,350	185,100	$5.65	$9.90	449,750	150,000	$6.22	$10.24

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at September 30, 2010 and December 31, 2009 was approximately 5.38 and 5.05 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at September 30, 2010 and December 31, 2009 was approximately 4.63 and 4.70 years, respectively.

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

During the nine months ended September 30, 2010, we changed our reporting for intercompany property rent where our cinema operations were substantially the only tenant of such property by eliminating the intersegment revenue and expense relating to the intercompany rent, and transferring the third party lease costs from the real estate segment to the cinema exhibition segment.  This change in management’s structure of the reportable segments commenced on January 1, 2010, such changes to segment reporting are reflected in the segment results for the three and nine months ended September 30, 2010 and 2009, respectively.  The retroactive presentation for the three and nine months ended September 30, 2009 segment results decreased intersegment revenue and expense for the intercompany rent by $1.3 million and $3.5 million, respectively, and transferred the third party lease costs from the real estate segment to the cinema exhibition segment.  The overall results of these changes decreased real estate segment revenues and expense by $1.3 million and $3.5 million, respectively.  This change results in a reduction of real estate operating expense and an increase of cinema operating expense of $1.3 million and $3.5 million, respectively, on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009, respectively.

The tables below summarize the results of operations for each of our principal business segments for the three and nine months ended September 30, 2010 and 2009, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three months ended September 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$55,303	$6,744	$(1,409)	$60,638
Operating expense	46,219	2,190	(1,409)	47,000
Depreciation & amortization	2,526	1,136	--	3,662
General & administrative expense	669	217	--	886
Segment operating income	$5,889	$3,201	$--	$9,090
Three months ended September 30, 2009	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$52,340	$5,078	$(1,351)	$56,067
Operating expense	43,166	1,866	(1,351)	43,681
Depreciation & amortization	2,723	1,039	--	3,762
General & administrative expense	608	195	--	803
Segment operating income	$5,843	$1,978	$--	$7,821

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2010 Quarter	2009 Quarter
Total segment operating income	$9,090	$7,821
Non-segment:
Depreciation and amortization expense	212	239
General and administrative expense	3,313	3,403
Other operating income	--	(2,551)
Operating income	5,565	6,730
Interest expense, net	(3,615)	(3,476)
Other income (loss)	20	(24)
Income tax expense	(885)	(424)
Equity earnings of unconsolidated joint ventures and entities	293	202
Gain on sale of investments in unconsolidated entities	--	268
Net income	1,378	3,276
Net income attributable to the noncontrolling interest	(136)	(133)
Net income attributable to Reading International, Inc. common shareholders	$1,242	$3,143

Nine months ended September 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$161,582	$18,457	$(4,220)	$175,819
Operating expense	134,193	6,681	(4,220)	136,654
Depreciation & amortization	7,635	3,407	--	11,042
Impairment expense	--	2,239	--	2,239
General & administrative expense	1,896	922	--	2,818
Segment operating income	$17,858	$5,208	$--	$23,066

Nine months ended September 30, 2009	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$146,991	$14,274	$(3,698)	$157,567
Operating expense	120,762	5,305	(3,698)	122,369
Depreciation & amortization	8,208	2,474	--	10,682
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
General & administrative expense	2,176	564	--	2,740
Segment operating income	$15,845	$5,382	$--	$21,227

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2010 Nine Months	2009 Nine Months
Total segment operating income	$23,066	$21,227
Non-segment:
Depreciation and amortization expense	600	487
General and administrative expense	10,202	10,135
Other operating income	--	(2,551)
Operating income	12,264	13,156
Interest expense, net	(10,779)	(10,737)
Gain on retirement of subordinated debt (trust preferred securities)	--	10,714
Gain on sale of assets	350	--
Other loss	(692)	(2,740)
Income tax expense	(13,668)	(1,422)
Equity earnings of unconsolidated joint ventures and entities	910	861
Gain on sale of investments in unconsolidated entities	--	268
Net income (loss)	(11,615)	10,100
Net income attributable to the noncontrolling interest	(505)	(460)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(12,120)	$9,640

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of September 30, 2010 and December 31, 2009:

	US Dollar
	September 30, 2010	December 31, 2009
Australian Dollar	$0.9640	$0.8979
New Zealand Dollar	$0.7329	$0.7255

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to Reading International, Inc. common shareholders	$1,242	$3,143	$(12,120)	$9,640

Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common share holders	$0.05	$0.14	$(0.53)	$0.43
Weighted average common stock – basic	22,804,313	22,594,517	22,772,166	22,562,309
Weighted average common stock – dilutive	22,850,811	22,662,306	22,772,166	22,630,097

For the nine months ended September 30, 2010, we recorded losses from continuing operations.  As such, we excluded the 46,498 of in-the-money incremental stock options from the computation of diluted loss per share because they were anti-dilutive in those periods.  For the three months ended September 30, 2010, the weighted average common stock – diluted included 46,498 of in-the-money incremental stock options.  For the three and nine months ended September 30, 2009, the weighted average common stock – diluted included 67,789 of in-the-money incremental stock options.  In addition, 760,952 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2010, and 738,052 of out-of-the-money stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2009.

Note 6 – Property Held for Sale, Property Held For and Under Development, and Property and Equipment

Property Held for Sale – Burwood

In May 2010, we announced our intent to sell and began actively marketing our 50.6-acre Burwood development site in suburban Melbourne.  The current carrying value of this property on our books is $50.2 million (AUS$52.1 million) which has been reclassified from property held for development to land held for sale on our September 30, 2010 condensed consolidated balance sheet.  The carrying value of this property includes $27.7 million (AUS$28.8 million) of cost basis, $10.9 million (AUS$11.3 million) of accumulated capitalized interest, and $11.6 million (AUS$12.0 million) of a step up in basis associated with the purchase accounting for the RDI consolidation transaction in 2001.

Property Held For and Under Development

As of September 30, 2010 and December 31, 2009, we owned property held for and under development summarized as follows (dollars in thousands):

Property Held For and Under Development	September 30, 2010	December 31, 2009
Land	$30,194	$45,629
Construction-in-progress (including capitalized interest)	8,604	33,047
Property held for and under development	$38,798	$78,676

We recorded capitalized interest related to our properties under development for the nine months ended September 30, 2009 of $136,000.  We have curtailed the development activities of our properties under development and are not currently capitalizing interest expense.  Therefore, we did not capitalize any interest during the three or nine months ended September 30, 2010.

Property and Equipment

As of September 30, 2010 and December 31, 2009, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	September 30, 2010	December 31, 2009
Land	$63,633	$61,110
Building	137,679	122,784
Leasehold interests	34,049	33,716
Construction-in-progress	233	1,807
Fixtures and equipment	91,172	85,235
Total cost	326,766	304,652
Less: accumulated depreciation	(117,188)	(103,903)
Property and equipment, net	$209,578	$200,749

Depreciation expense for property and equipment was $3.2 million and $3.3 million for the three months ended September 30, 2010 and 2009, respectively, and $9.7 million and $9.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting, and, as of September 30, 2010 and December 31, 2009, included the following (dollars in thousands):

	Interest	September 30, 2010	December 31, 2009
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	4,449	4,475
205-209 East 57th Street Associates, LLC	25.0%	124	207
Mt. Gravatt Cinema	33.3%	5,369	5,050
Total investments		$9,942	$9,732

For the three months ended September 30, 2010 and 2009, we recorded our share of equity earnings (loss) from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rialto Distribution	$53	$(10)	$89	$(161)
Rialto Cinemas	23	2	107	109
205-209 East 57th Street Associates, LLC	--	1	--	305
Mt. Gravatt Cinema	217	209	714	608
Total equity earnings	$293	$202	$910	$861

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

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate an asset may be impaired.  As of September 30, 2010 and December 31, 2009, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2009	$32,187	$5,224	$37,411
Change in goodwill due to a purchase price adjustment	(4,381)	--	(4,381)
Foreign currency translation adjustment	403	--	403
Balance at September 30, 2010	$28,209	$5,224	$33,433

During the first quarter of 2010, Nationwide Theaters Corp. and Reading agreed to reduce the Nationwide Note 1 by $4.4 million pursuant to the original sale and purchase agreement (See Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities)).  The reduction in this note has resulted in an adjustment to the carrying value of the goodwill for $4.4 million.

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 20 years; our trade name using an accelerated amortization method over its estimated useful life of 50 years; and our option fee and other intangible assets over 10 years.  For the three months ended September 30, 2010 and 2009, amortization expense totaled $692,000 and $728,000, respectively; and for the nine months ended September 30, 2010 and 2009, amortization expense totaled $1.9 million and $2.1 million, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of September 30, 2010	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$24,115	$7,220	$2,773	$453	$34,561
Less: Accumulated amortization	7,762	3,028	2,773	249	13,812
Total, net	$16,353	$4,192	$--	$204	$20,749

As of December 31, 2009	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$24,079	$7,220	$2,773	$451	$34,523
Less: Accumulated amortization	6,924	2,051	2,710	183	11,868
Total, net	$17,155	$5,169	$63	$268	$22,655

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Prepaid and other current assets
Prepaid expenses	$1,209	$1,333
Prepaid taxes	1,254	686
Deposits	152	146
Other	1,076	913
Total prepaid and other current assets	$3,691	$3,078

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	--	269
Deferred financing costs, net	2,976	3,661
Interest rate swap at fair value – non-qualifying hedge	543	766
Other receivables	6,750	6,750
Tenant inducement asset	1,360	1,135
Straight-line rent asset	2,460	1,074
Other	5	118
Total non-current assets	$15,228	$14,907

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected tax provision (benefit)	$259	$262	$186	$2,885
Reduction (increase) in taxes resulting from:
Change in valuation allowance, retirement of trust preferred debt	--	--	--	(4,012)
Change in valuation allowance, other	(108)	(186)	41	1,277
Foreign income tax provision	204	116	497	272
Foreign withholding tax provision	319	171	586	492
Tax effect of foreign tax rates on current income	(151)	(77)	(227)	(151)
State and local tax provision	129	11	342	277
Reserve for federal tax litigation	233	127	12,243	382
Actual tax provision	$885	$424	$13,668	$1,422

During the three and nine months ended September 30, 2010 the Company’s FASB ASC 740-10-2a liability increased by $0.2 million and $12.2 million, respectively, reflecting the settlement in July 2010 of federal income tax matters under litigation, as more fully described in Note 13 – Commitments and Contingencies below.

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia and Reading New Zealand consolidated groups of subsidiaries as of September 30, 2010.  We have provided $453,000 in foreign withholding taxes connected with foreign retained earnings.

We have accrued $25.9 million in income tax liabilities as of September 30, 2010, of which $23.9 million has been classified as income taxes payable and $2.0 million have been classified as non-current tax liabilities.  As part of current tax liabilities, we have accrued $18.3 million in accordance with the cumulative probability approach prescribed by FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions in connection with settlement of the 1996 tax litigation matter discussed in Note 13 – Commitments and Contingencies below.  We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes described in Note 15 – Other Liabilities.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the periods ending September 30, 2010, December 31, 2009, and December 31, 2008 (dollars in thousands):

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Unrecognized tax benefits – gross beginning balance	$11,412	$11,271	$11,417
Gross increases – prior period tax provisions	672	92	--
Gross decreases – prior period tax positions	(229)	--	(146)
Gross increases – current period tax positions	--	219	--
Settlements	3,835	--	--
Statute of limitations lapse	(174)	(170)	--
Unrecognized tax benefits – gross ending balance	$15,516	$11,412	$11,271

We adopted FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“ASC 740-10-25”) on January 1, 2007.  As a result, we recognized a $509,000 cumulative increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of accumulated deficit in 2007.  As of that date, we also reclassified approximately $4.0 million in reserves from current tax liabilities to non-current tax liabilities.  Interest and/or penalties related to income tax matters are recorded as part of income tax expense.  We had approximately $10.8 million of gross tax benefits and $1.7 million of tax interest unrecognized on the financial statements as of the date of adoption, mostly reflecting operating loss carry forwards and the IRS litigation matter described below.  Of the $12.5 million total gross unrecognized tax benefits at January 1, 2007, $4.5 million would affect the effective tax rate if recognized.  The remaining balance consists of items that would not affect the effective tax rate due to the existence of the valuation allowance.  We recorded an increase to our gross unrecognized tax benefits of approximately $0.6 million and an increase to tax interest of approximately $0.6 million during the period January 1, 2007 to December 31, 2007.  Of the $11.3 million gross unrecognized tax benefit at December 31, 2008, $3.1 million would affect the effective rate if recognized.  We further recorded a decrease to our gross unrecognized tax benefits of approximately $0.1 million and an increase to tax interest of approximately $0.9 million during the period January 1, 2008 to December 31, 2008, and the total balance at December 31, 2008 was approximately $14.5 million (of which approximately $3.2 million represents interest).  We further recorded an increase to our gross unrecognized tax benefits of approximately $0.2 million and an increase to tax interest of approximately $0.6 million during the period January 1, 2009 to December 31, 2009, and the total balance at December 31, 2009 was approximately $15.3 million (of which approximately $3.8 million represents interest).  As of September 30, 2010, we recorded an increase to our gross unrecognized tax benefits of $3.8 million and an increase in tax interest of approximately $8.5 million to reflect a proposed agreement to settle the IRS litigation matter described in Note 13.  The total balance as of that date was $27.8 million, of which $12.3 million represents interest.  Of the $15.5 million gross unrecognized tax benefit at September 30, 2010, $7.3 million would affect the effective tax rate if recognized.

We anticipate that within 12 months following September 30, 2010 our gross unrecognized tax benefits will decrease by approximately $8.2 million, reflecting a reduction in available loss carry forwards related to the IRS litigation matter described in Note 13.  Because of valuation allowances, the decrease will not affect the effective tax rate.  We also anticipate in that period a tax payment of approximately $5.3 million tax, plus undetermined interest, to satisfy our obligation under the IRS litigation settlement.  We expect no other significant change to our gross unrecognized tax benefits caused by settlement of audits or expiration of statutes of limitations.

Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities)

Notes payable and subordinated debt (trust preferred securities) are summarized as follows (dollars in thousands):

Name of Note Payable or Security	September 30, 2010 Interest Rate	December 31, 2009 Interest Rate	Maturity Date	September 30, 2010 Balance	December 31, 2009 Balance
Australian Corporate Credit Facility	6.31%	5.58%	June 30, 2011	$96,882	$90,239
Australian Shopping Center Loans	--	--	2010-2013	723	786
New Zealand Corporate Credit Facility	4.65%	4.35%	March 31, 2012	19,422	10,882
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	27,913	27,913
US Euro-Hypo Loan	6.73%	6.73%	July 1, 2012	15,000	15,000
US GE Capital Term Loan	6.35%	6.35%	February 21, 2013	29,500	32,700
US Liberty Theaters Term Loans	6.20%	6.20%	April 1, 2013	6,761	6,862
US Nationwide Loan 1	8.50%	7.50 - 8.50%	February 21, 2013	15,865	20,021
US Nationwide Loan 2	8.50%	8.50%	February 21, 2011	1,800	1,693
US Sutton Hill Capital Note 1 – Related Party	10.25%	10.25%	N/A	--	5,000
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2013	9,000	9,000
US Union Square Term Loan	--	6.26%	N/A	--	6,897
US Union Square Term Loan – Sun Life	5.92%	--	May 1, 2015	7,434	--
Total				$230,300	$226,993

Nationwide Note 1

On February 22, 2008, we issued a promissory note to Nationwide Theatres Corp. (“Nationwide”) in the original principal amount of $21.0 million as a part of the funding of our acquisition from Nationwide’s affiliate of 15 cinemas located in Hawaii and California.  That note included certain provisions for the downward adjustment of the principal amount owed, depending upon the occurrence of certain events, the occurrence or non-occurrence of which were uncertain at the time the note was issued.

During the first quarter of 2010, Nationwide Theaters Corp. (the Seller’s note above associated with the Consolidated Cinemas acquisition) and Reading agreed to reduce the seller’s note, Nationwide Note 1, by $4.4 million pursuant to the aforementioned promissory note.  This reduction in the note effectively reduced the original purchase price for the Consolidated Cinemas by $4.4 million from $20.0 million to $15.6 million.  The reduction in this note has resulted in an adjustment to the carrying value of the goodwill for $4.4 million.

Additionally, on September 27, 2010, we gave notice to Nationwide that, in accordance with the aforementioned principal reduction provisions, we are entitled to a $12.5 million reduction in the principal amount owed.  When cumulated with previous adjustments, this reduction will have the effect of reducing the principal amount of the note to $592,000 (see Note 21 – Subsequent Events).

Bank of America Line of Credit

On July 31, 2010, Bank of America extended a $3.0 million line of credit (“LOC”) to RDI.  The agreement is for one year and is potentially renewable at that date.  The LOC carries an interest rate equal to BBA LIBOR floating plus 350 basis points margin.  At September 30, 2010, we had not drawn down any of this facility.

Australian Corporate Credit Facility

The term of our Australian Credit Facility with BOS International matures on June 30, 2011.   Accordingly, the outstanding balance of this debt $96.9 million (AU $100.5 million at September 30, 2010) is classified as current on our balance sheet.  We are advised that BOS International’s parent bank has determined to reduce its loan exposure to Australia.  Accordingly, we are currently in negotiations with a group of Australian based banks to replace our current facility with a new facility.  Our operating results in Australia have generally improved over the past two years, and we believe that this decision by BOS International was a policy decision not tied to our performance as a borrower.

Union Square Loan

On April 30, 2010, we refinanced the loan secured by our Union Square property with another lender.  The new loan for $7.5 million has a five-year term with a fixed interest rate of 5.92% per annum and an amortization payment schedule of 20 years with a balloon payment of approximately $6.4 million at the end of the loan term.

Sutton Hill Capital Notes 1 & 2

As part of the negotiation of the Village East Lease (see Note 20 – Related Party Transactions), we paid off the Sutton Hill Capital (“SHC”) Note 1 on June 30, 2010 of $5.0 million and renegotiated the SHC Note 2 for $9.0 million.  Under the new terms of the SHC Note 2, the loan has a variable annual rate equal to a Five-Year Constant Maturity United States Treasury Note rate plus 575 basis points, subject to a minimum rate of 8.25% and a maximum rate of 10% and an expiration date of December 31, 2013.  No other covenants are required for this loan.  This loan is unsecured.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Current liabilities
Security deposit payable	$185	$143
Contractual commitment loss	--	321
Other	(5)	(7)
Other current liabilities	$180	$457
Other liabilities
Foreign withholding taxes	$5,944	$5,944
Straight-line rent liability	7,381	6,199
Capital lease liability	5,573	--
Environmental reserve	1,656	1,656
Accrued pension	4,139	3,912
Interest rate swap – non-qualifying hedge	367	785
Acquired leases	3,560	4,042
Other payable	2,603	2,603
Other	602	711
Other liabilities	$31,825	$25,852

Included in our other liabilities are accrued pension costs of $4.1 million.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three and nine months ended September 30, 2010 and 2009.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for expected return on plan assets.  For the three and nine months ended September 30, 2010, we recognized $75,000 and $227,000, respectively, of interest cost and $76,000 and $228,000, respectively, of amortized prior service cost.  For the three and nine months ended September 30, 2009, we recognized $65,000 and $199,000, respectively, of interest cost and $71,000 and $213,000, respectively, of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $989,000 and $979,000 as of September 30, 2010 and December 31, 2009.  Our share of unconsolidated debt, based on our ownership percentage, was $330,000 and $326,000 as of September 30, 2010 and December 31, 2009.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Litigation Update

Tax Litigation

In July 2010, our subsidiary, Craig Corporation (“Craig”), and the Internal Revenue Service (the “IRS”) agreed to file with the Tax Court a settlement of the IRS’s claim against Craig.  In the settlement, the IRS conceded 70% of its proposed adjustment to income claimed in its notices of deficiency dated June 29, 2006.  The proposed adjustment had resulted in a claim for unpaid taxes of $20.9 million plus interest.  The effect of the terms of settlement on the Reading consolidated group is to require a total federal income tax obligation of $13.6 million, inclusive of interest due for the underpayment of taxes and net of all tax refunds available.

The impact of the settlement upon state taxes on the Reading consolidated group remains uncertain as of September 30, 2010, but if the agreed adjustment to income were reflected on state returns, it would cause a state tax obligation of approximately $4.7 million.  Of this, $4.2 million would be related to California, and $0.5 million to other states.  Craig’s 1997 tax year remains open with respect to Craig’s potential tax liability to the State of California.  As of September 30, 2010, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed if a deficiency were to be asserted.

The decision to settle was based on various business considerations, the most prominent of which was the potential size of an adverse judgment (some $68.1 million including interest) and the estimated direct costs of trial.

As a result of this settlement, we recorded an additional federal and state tax expense of $12.0 million for the nine months ended September 30, 2010 to increase our reserve for uncertain tax positions in accordance with FASB ASC 740-10-25 – Income Taxes.  As of September 30, 2010, we show the $18.3 million potential impact as current taxes payable.

Mackie Litigation

On November 7, 2005, we were sued in the Supreme Court of Victoria at Melbourne by a former construction contractor with respect to the discontinued development of an ETRC at Frankston, Victoria.  The action is entitled Mackie Group Pty Ltd (the “Mackie Group”) v. Reading Properties Pty Ltd, and in it the former contractor seeks payment of a claimed fee in the amount of $964,000 (AUS$1.0 million).  That case was tried in March 2010 before a judge, and a decision in favor of Mackie was rendered on April 16, 2010, finding us responsible to pay fees to Mackie in the amount of $964,000 (AUS$1.0 million) plus interest of $509,000 (AUS$528,000).  It is also possible that the court will order us to pay a proportion of Mackie Group's costs of the proceeding.  We have appealed the Mackie decision.  Inclusive of the $631,000 (AUS$655,000) accrued in the nine months ended September 30, 2010, we have accrued $1.4 million (AUS$1.5 million) associated with this judgment against us.  Pending our appeal, and as agreed by both parties, we have placed $1.4 million (AUS$1.5 million) into a jointly controlled, restricted cash account relating to this judgment.

Note 14 – Noncontrolling interests

Noncontrolling interest is composed of the following enterprises:

•	50% membership interest in Angelika Film Centers LLC (“AFC LLC”) owned by a subsidiary of iDNA, Inc.;

•	25% noncontrolling interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	33% noncontrolling interest in the Elsternwick Joint Venture owned by Champion Pictures Pty Ltd.;

•	15% incentive interest in certain property holding trusts established by LPP or its affiliates (see Note 2); and

•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by SHC.

The components of noncontrolling interest are as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
AFC LLC	$796	$1,135
Australian Country Cinemas	253	255
Elsternwick unincorporated joint venture	185	139
Landplan Property Partners	--	--
Sutton Hill Properties	(153)	(155)
Noncontrolling interests in consolidated subsidiaries	$1,081	$1,374

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
AFC LLC	$116	$148	$461	$451
Australian Country Cinemas	83	33	201	103
Elsternwick Unincorporated Joint Venture	(3)	9	41	26
Landplan Property Partners	--	13	--	68
Sutton Hill Properties	(60)	(70)	(198)	(188)
Net income attributable to noncontrolling interest	$136	$133	$505	$460

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Equity at – January 1, 2010	$108,889	$1,374	$110,263
Net income (loss)	(12,120)	505	(11,615)
Decrease in additional paid in capital	(581)	--	(581)
Treasury stock purchased	(251)	--	(251)
Contributions from noncontrolling interests	--	200	200
Distributions to noncontrolling interests	--	(1,028)	(1,028)
Accumulated other comprehensive income	7,808	30	7,838
Equity at – September 30, 2010	$103,745	$1,081	$104,826

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2009	$67,630	$1,817	$69,447
Net income	9,640	460	10,100
Increase in additional paid in capital	394	--	394
Contributions from noncontrolling interests	--	175	175
Distributions to noncontrolling interests	--	(714)	(714)
Accumulated other comprehensive income	33,678	136	33,814
Equity at – September 30, 2009	$111,342	$1,874	$113,216

Note 15 – Common Stock

Common Stock Issuance

During the nine months ended September 30, 2010, we issued 148,616 of Class A Nonvoting shares to certain executive employees associated with their prior years’ restricted stock grants.

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

Note 16 – Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income (loss).  The following table sets forth our comprehensive income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net unrealized gains (losses) on investments included in other comprehensive income:
Reclassification of recognized gain on available for sale investments included in net income	$--	$--	$--	$2,093
Unrealized gains (losses) on available for sale investments	(263)	1,068	(520)	(1,024)
Net unrealized gains (losses) on investments	(263)	1,068	(520)	1,069
Net income (loss)	1,378	3,276	(11,615)	10,100
Foreign currency translation gains	16,538	15,008	8,131	32,532
Accrued pension	76	71	228	213
Comprehensive income (loss)	17,729	19,423	(3,776)	43,914
Net income attributable to noncontrolling interest	(136)	(133)	(505)	(460)
Comprehensive income attributable to noncontrolling interest	(51)	(58)	(30)	(136)
Comprehensive income (loss) attributable to Reading International, Inc.	$17,542	$19,232	$(4,311)	$43,318

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

The following table sets forth the terms of our interest rate swap derivative instruments at September 30, 2010:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$31,000,000	2.854%	0.2900%	April 1, 2011
Interest rate swap	$46,494,000	4.550%	4.9700%	December 31, 2011
Interest rate cap	$25,035,000	4.550%	4.9700%	December 31, 2011

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in a decrease in interest expense of $308,000 and $189,000 during the three and nine months ended September 30, 2010, respectively, and a $456,000 and $1.2 million decrease in interest expense during the three and nine months ended September 30, 2009, respectively.  At September 30, 2010, we recorded the fair market value of an interest rate swap and a cap of $543,000 as other long-term assets and an interest rate swap of $367,000 as an other long-term liability.  At December 31, 2009, we recorded the fair market value of an interest rate swap and a cap of $766,000 as other long-term assets and an interest rate swap of $785,000 as an other long-term liability.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 18 – Fair Value of Financial Instruments

We measure the following items at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Investment in marketable securities	1	$2,800	$3,120	$2,800	$3,120
Interest rate swap & cap assets	2	$543	$766	$543	$766
Interest rate swap liability	2	$367	$785	$367	$785

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

Impaired Property - For assets measured on a non-recurring basis, such as real estate assets that are required to be recorded at fair value as a result of an impairment, our estimates of fair value are based on management’s best estimate derived from evaluating market sales data for comparable properties developed by a third party appraiser and arriving at management’s estimate of fair value based on such comparable data primarily based on properties with similar characteristics.  In the first quarter of 2010, the fair value of the Taringa Property was estimated at $1.8 million (AUS$2.2 million) for purposes of recording our impairment expense for the nine months ended September 30, 2010 and was based on level 3 inputs in developing management’s estimate of fair value.

As of September 30, 2010, we held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, available for sale securities, and interest rate derivative contracts.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less.  Derivative instruments are related to our economic hedge of interest rates.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in Australia.

The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties and us.  However, as of September 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap derivative instruments is described in Note 17 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the three or nine months ended September 30, 2010.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at September 30, 2010 and December 31, 2009 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	September 30, 2010	December 31, 2009	September 30, 2010		December 31, 2009
Notes payable	$193,387	$185,080		$175,542		$172,946
Notes payable to related party	$9,000	$14,000	$	N/A	$	N/A
Subordinated debt (trust preferred securities)	$27,913	$27,913		$18,760		$20,416

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

Taringa

During June 2010, we determined that we would no longer pursue the development of our Taringa properties.  As such, we recorded an impairment to our investment in these properties of $2.2 million, primarily associated with the development costs of the project.

Burwood – Held for Sale

In May 2010, we announced our intent to sell and began actively marketing our 50.6-acre Burwood development site in suburban Melbourne.  The current carrying value of this property on our books is $50.2 million (AUS$52.1 million) which was reclassified during the second quarter of 2010 from property held for development to land held for sale on our condensed consolidated balance sheet.  In accordance with ASC 820-10-50, we carry this property at the lower of cost or estimated fair value less costs to sell.

Note 20 – Related Party Transactions

Village East Lease

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema in New York City by 10 years, with a new termination date of June 30, 2020.  The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each.  Because our Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, is also the managing member of SHC, RDI and SHC are considered entities under common control.  As a result, we recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.6 million presented under other liabilities (see Note 12 – Other Liabilities).  This resulted in a deemed equity distribution of $877,000.

The future minimum lease payments associated with this lease are (dollars in thousands):

As of September 30, 2010
2010	$147
2011	590
2012	590
2013	590
2014	590
Thereafter	9,096
Total future minimum rental income	$11,603

Sutton Hill Capital Notes 1 & 2

During the nine months ended September 30, 2010, we paid off the SHC Note 1 and renegotiated the SHC Note 2 [see Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities)].

Note 21 – Subsequent Events

Nationwide Note Reduction

Pursuant to our note agreement with Nationwide Theaters Corp. (the Sellers note above associated with the Consolidated Cinemas acquisition), effective October 28, 2010, the Nationwide Note 1 was reduced by $12.5 million in the principal amount owed.  This reduction has the effect of reducing the principal amount of the note to $592,000 with a retroactive adjustment to the accrued interest.  This reduction in the note effectively adjusts the original purchase price of the Consolidated Cinemas by $12.5 million.

Cinema Opening in Newcastle, NSW, Australia

During October 2010, we opened a newly leased 8-screen cinema in Newcastle, NSW, Australia.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

•	cinema exhibition, through our 57 multiplex cinemas; and

•	real estate, including real estate development and the rental of retail, commercial and live theater assets.

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

We believe cinema exhibition to be a business that will likely continue to generate consistent cash flows in the years ahead.  We base this on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular and competitively priced option.  During the third quarter of 2009, we leased two existing cinemas in New York City with 3 screens but elected not to renew the lease of our 5-screen cinema in Market City, Australia.  During May 2010, we elected not to renew the lease of our 4-screen Kapiti cinema in New Zealand, and, during September 2010, we decided not to continue a month-to-month lease of our 8-screen AFC Houston cinema.  We anticipate that our cinema operations will continue as our main source of cash flow and will support our real estate oriented activities.

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

At September 30, 2010, we owned and operated 51 cinemas with 413 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 4 cinemas with 32 screens and managed 2 cinemas with 9 screens.  We anticipate opening the following two newly leased cinemas:

•	one in Newcastle, NSW, Australia with 8 screens which opened in October 2010; and

•	the Angelika branded cinema in Merrifield, Virginia with 8 screens, which we anticipate will open in early 2012.

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

We continue to acquire, to dispose of, or to reposition assets in accordance with our business plan.  For a description of our acquisitions so far in 2010, see Note 19 – Acquisitions, Asset Impairments, and Assets Held for Sale to our September 30, 2010 Condensed Consolidated Financial Statements.

Results of Operations

At September 30, 2010, we owned and operated 51 cinemas with 413 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 4 cinemas with 32 screens and managed 2 cinemas with 9 screens.  In real estate during the period, we (i) owned and operated four ETRC’s that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, and (iv) held for development an additional seven parcels aggregating approximately 78.4 acres located principally in urbanized areas of Australia and New Zealand.  One of these parcels held for development, our Moonee Ponds property, comprises approximately 3.4 acres, and is in an area designated by the provincial government of Victoria, Australia as a “principal activity centre.”

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

During the nine months ended September 30, 2010, we changed our reporting for intercompany property rent where our cinema operations were substantially the only tenant of such property by eliminating the intersegment revenue and expense relating to the intercompany rent, and transferring the third party lease costs from the real estate segment to the cinema exhibition segment.  This change in management’s structure of its reportable segments commenced on January 1, 2010, such changes to segment reporting are reflected in the segment results for the three and nine months ended September 30, 2010 and 2009, respectively.  The retroactive presentation for the three and nine months ended September 30, 2009 segment results decreased intersegment revenue and expense for the intercompany rent by $1.3 million and $3.5 million, respectively, and transferred the third party lease costs from the real estate segment to the cinema exhibition segment.  The overall results of these changes decreased real estate segment revenues and expense by $1.3 million and $3.5 million, respectively.  This change results in a reduction of real estate operating expense and an increase of cinema operating expense of $1.3 million and $3.5 million, respectively on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009, respectively.

The tables below summarize the results of operations for each of our principal business segments for the three (“2010 Quarter”) and nine (“2010 Nine Months”) months ended September 30, 2010 and the three (“2009 Quarter”) and nine (“2009 Nine Months”) months ended September 30, 2009, respectively (dollars in thousands):

Three months ended September 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$55,303	$6,744	$(1,409)	$60,638
Operating expense	46,219	2,190	(1,409)	47,000
Depreciation & amortization	2,526	1,136	--	3,662
General & administrative expense	669	217	--	886
Segment operating income	$5,889	$3,201	$--	$9,090
Three months ended September 30, 2009	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$52,340	$5,078	$(1,351)	$56,067
Operating expense	43,166	1,866	(1,351)	43,681
Depreciation & amortization	2,723	1,039	--	3,762
General & administrative expense	608	195	--	803
Segment operating income	$5,843	$1,978	$--	$7,821

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2010 Quarter	2009 Quarter
Total segment operating income	$9,090	$7,821
Non-segment:
Depreciation and amortization expense	212	239
General and administrative expense	3,313	3,403
Other operating income	--	(2,551)
Operating income	5,565	6,730
Interest expense, net	(3,615)	(3,476)
Other income (loss)	20	(24)
Income tax expense	(885)	(424)
Equity earnings of unconsolidated joint ventures and entities	293	202
Gain on sale of investments in unconsolidated entities	--	268
Net income	1,378	3,276
Net income attributable to the noncontrolling interest	(136)	(133)
Net income attributable to Reading International, Inc. common shareholders	$1,242	$3,143

Nine months ended September 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$161,582	$18,457	$(4,220)	$175,819
Operating expense	134,193	6,681	(4,220)	136,654
Depreciation & amortization	7,635	3,407	--	11,042
Impairment expense	--	2,239	--	2,239
General & administrative expense	1,896	922	--	2,818
Segment operating income	$17,858	$5,208	$--	$23,066

Nine months ended September 30, 2009	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$146,991	$14,274	$(3,698)	$157,567
Operating expense	120,762	5,305	(3,698)	122,369
Depreciation & amortization	8,208	2,474	--	10,682
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
General & administrative expense	2,176	564	--	2,740
Segment operating income	$15,845	$5,382	$--	$21,227

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2010 Nine Months	2009 Nine Months
Total segment operating income	$23,066	$21,227
Non-segment:
Depreciation and amortization expense	600	487
General and administrative expense	10,202	10,135
Other operating income	--	(2,551)
Operating income	12,264	13,156
Interest expense, net	(10,779)	(10,737)
Gain on retirement of subordinated debt (trust preferred securities)	--	10,714
Gain on sale of assets	350	--
Other loss	(692)	(2,740)
Income tax expense	(13,668)	(1,422)
Equity earnings of unconsolidated joint ventures and entities	910	861
Gain on sale of investments in unconsolidated entities	--	268
Net income (loss)	(11,615)	10,100
Net income attributable to the noncontrolling interest	(505)	(460)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(12,120)	$9,640

Cinema Exhibition Segment

Included in the cinema exhibition segment above is revenue and expense from the operations of 51 cinema complexes with 413 screens during the 2010 Quarter and 53 cinema complexes with 425 screens during the 2009 Quarter and management fee income from 2 cinemas with 9 screens in both years.  The following tables detail our cinema exhibition segment operating results for the three months ended September 30, 2010 and 2009, respectively (dollars in thousands):

Three Months Ended September 30, 2010	United States	Australia	New Zealand	Total
Admissions revenue	$19,068	$16,455	$4,148	$39,671
Concessions revenue	7,039	4,946	1,052	13,037
Advertising and other revenues	1,308	1,032	255	2,595
Total revenues	27,415	22,433	5,455	55,303

Cinema costs	23,117	16,767	3,972	43,856
Concession costs	1,090	1,037	236	2,363
Total operating expense	24,207	17,804	4,208	46,219

Depreciation and amortization	1,599	669	258	2,526
General & administrative expense	491	178	--	669
Segment operating income	$1,118	$3,782	$989	$5,889

Three Months Ended September 30, 2009	United States	Australia	New Zealand	Total
Admissions revenue	$18,589	$14,734	$3,975	$37,298
Concessions revenue	6,988	4,934	1,095	13,017
Advertising and other revenues	1,264	556	205	2,025
Total revenues	26,841	20,224	5,275	52,340

Cinema costs	22,461	14,552	3,837	40,850
Concession costs	1,105	969	242	2,316
Total operating expense	23,566	15,521	4,079	43,166

Depreciation and amortization	1,643	801	279	2,723
General & administrative expense	414	195	(1)	608
Segment operating income	$1,218	$3,707	$918	$5,843

•
Cinema revenue increased for the 2010 Quarter by $3.0 million or 5.7% compared to the same period in 2009.  The 2010 Quarter increase was primarily from our Australia and New Zealand cinema operations, which accounted for $2.4 million of the increase primarily relating to a year over year increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar.  This increase translated to higher Australian and New Zealand revenues for the 2010 Quarter compared to the 2009 Quarter (see below).  In addition to this uplift in revenues associated with foreign currency exchange, our revenues increased in the U.S. and Australia primarily related to higher ticket prices from 3D films.  We also made certain internal reporting changes to our intersegment revenue recognition between our cinema and real estate segments which resulted in an increase in other cinema revenues of $62,000 in the U.S.

•
Operating expense increased for the 2010 Quarter by $3.1 million or 7.1% compared to the same period in 2009.  This increase followed the increased revenues noted above primarily relating to an increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar (see below) combined with an adjustment for straight-line rent expense for our Australia cinemas.  For the U.S., we noted higher operating costs primarily related to the newly leased 3D equipment and the associated labor-intensive nature of showing 3D films.  Overall, our operating expense as a percent of gross revenue increased from 82.5% to 83.6% primarily due to the aforementioned an adjustment for straight-line rent expense.

•
Depreciation and amortization expense decreased for the 2010 Quarter by $197,000 or 7.2% compared to the same period in 2009 primarily related to the short useful lives of the used assets associated with our Consolidated Entertainment cinemas purchased February 2008.

•	General and administrative costs increased for the 2010 Quarter by $61,000 or 10.0% compared to the same period in 2009.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have increased by 8.7% and 6.6%, respectively, since the 2009 Quarter, which had an impact on the individual components of our income statement.

•	Because of the above, cinema exhibition segment income increased for the 2010 Quarter by $46,000 compared to the same period in 2009, a 0.8% increase.

The following tables detail our cinema exhibition segment operating results for the nine months ended September 30, 2010 and 2009, respectively (dollars in thousands):

Nine Months Ended September 30, 2010	United States	Australia	New Zealand	Total
Admissions revenue	$55,981	$47,059	$12,520	$115,560
Concessions revenue	21,062	14,032	3,073	38,167
Advertising and other revenues	3,860	3,254	741	7,855
Total revenues	80,903	64,345	16,334	161,582

Cinema costs	67,789	47,482	11,922	127,193
Concession costs	3,275	3,012	713	7,000
Total operating expense	71,064	50,494	12,635	134,193

Depreciation and amortization	4,805	2,063	767	7,635
General & administrative expense	1,436	460	--	1,896
Segment operating income	$3,598	$11,328	$2,932	$17,858

Nine Months Ended September 30, 2009	United States	Australia	New Zealand	Total
Admissions revenue	$55,913	$38,377	$9,840	$104,130
Concessions revenue	21,779	12,755	2,717	37,251
Advertising and other revenues	3,456	1,627	527	5,610
Total revenues	81,148	52,759	13,084	146,991

Cinema costs	65,755	38,672	9,572	113,999
Concession costs	3,449	2,670	644	6,763
Total operating expense	69,204	41,342	10,216	120,762

Depreciation and amortization	5,410	1,960	838	8,208
General & administrative expense	1,648	529	(1)	2,176
Segment operating income	$4,886	$8,928	$2,031	$15,845

•
Cinema revenue increased for the 2010 Nine Months by $14.6 million or 9.9% compared to the same period in 2009.  The 2010 Nine Months increase was primarily from our Australia and New Zealand cinema operations, which accounted for $14.8 million of the increase primarily related to an increase in the average ticket price primarily associated with the recently released 3D movies for the 2010 Nine Months by comparison to 2009 and an increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar (see below).  Our U.S. cinemas did not experience the same uplift in revenues as noted from our Australia and New Zealand cinemas due to increased competition at one of our cinemas and decreased admissions circuit wide.  In addition, we made certain internal reporting changes to our intersegment revenue recognition between our cinema and real estate segments which resulted in an increase in other cinema revenues of $218,000 in the U.S.

•
Operating expense increased for the 2010 Nine Months by $13.4 million or 11.1% compared to the same period in 2009.  For Australia and New Zealand, this increase followed the increased revenues noted above.  For the U.S., we noted higher operating costs primarily related to the newly leased 3D equipment and the associated increased labor-intensive nature of showing 3D films.  Overall, our operating expense as a percent of gross revenue increased from 82.2% to 83.0% from the 2009 Nine Months to the 2010 Nine Months due primarily to the aforementioned cost increases in the U.S.

•
Depreciation and amortization expense decreased for the 2010 Nine Months by $573,000 or 7.0% compared to the same period in 2009 primarily related to the short useful lives of the used assets associated with our Consolidated Entertainment cinemas purchased February 2008.

•	General and administrative costs decreased for the 2010 Nine Months by $280,000 or 12.9% compared to the same period in 2009 primarily related to cost cutting measures throughout the segment.

•
For our statement of operations, Australia and New Zealand nine month average exchange rates have increased by 19.2% and 17.4%, respectively, since the 2009 Nine Months, which had an impact on the individual components of our income statement.

•	Because of the above, cinema exhibition segment income increased for the 2010 Nine Months by $2.0 million compared to the same period in 2009, a 12.7% increase.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended September 30, 2010 and 2009, respectively (dollars in thousands):

Three Months Ended September 30, 2010	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$764	$--	$--	$764
Property rental income	440	3,880	1,660	5,980
Total revenues	1,204	3,880	1,660	6,744

Live theater costs	513	--	--	513
Property rental cost	101	1,147	429	1,677
Total operating expense	614	1,147	429	2,190

Depreciation and amortization	80	692	364	1,136
General & administrative expense	2	211	4	217
Segment operating income	$508	$1,830	$863	$3,201

Three Months Ended September 30, 2009	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$455	$--	$--	$455
Property rental income	391	2,681	1,551	4,623
Total revenues	846	2,681	1,551	5,078

Live theater costs	296	--	--	296
Property rental cost	129	1,033	408	1,570
Total operating expense	425	1,033	408	1,866

Depreciation and amortization	84	584	371	1,039
General & administrative expense	--	172	23	195
Segment operating income	$337	$892	$749	$1,978

•
Real estate revenue increased for the 2010 Quarter by $1.7 million or 32.8% compared to the same period in 2009.  U.S. real estate revenue increased primarily due to improved live theater results in 2010 compared to the same period in 2009.  Real estate revenue increased from our Australia and New Zealand properties primarily due to offsetting adjustments to the amortization of a tenant improvement and straight-line rent and due to a year over year increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar.  This increase translated to higher Australian and New Zealand revenues for the 2010 Quarter compared to the 2009 Quarter (see below).

•	Operating expense for the real estate segment increased for the 2010 Quarter by $324,000 or 17.4% compared to the same period in 2009. This increase followed the increased revenues noted above.

•
Depreciation and amortization expense for the real estate segment increased by $97,000 or 9.3% for the 2010 Quarter compared to the same period in 2009 primarily due to the aforementioned impact of currency exchange rates (see below).

•
General and administrative costs increased for the 2010 Quarter by $22,000 or 11.3% compared to the same period in 2009 primarily due to the impact of currency exchange rate increases (see below) net of our cost cutting measures across the corporation.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have increased by 8.7% and 6.6%, respectively, since the 2009 Quarter, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income increased for the 2010 Quarter by $1.2 million compared to the same period in 2009.

The following tables detail our real estate segment operating results for the nine months ended September 30, 2010 and 2009, respectively (dollars in thousands):

Nine Months Ended September 30, 2010	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$2,239	$--	$--	$2,239
Property rental income	1,314	10,071	4,833	16,218
Total revenues	3,553	10,071	4,833	18,457

Live theater costs	1,516	--	--	1,516
Property rental cost	341	3,556	1,268	5,165
Total operating expense	1,857	3,556	1,268	6,681

Depreciation and amortization	240	2,056	1,111	3,407
Impairment expense	--	2,239	--	2,239
General & administrative expense	3	893	26	922
Segment operating income	$1,453	$1,327	$2,428	$5,208

Nine Months Ended September 30, 2009	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,900	$--	$--	$1,900
Property rental income	1,176	7,022	4,176	12,374
Total revenues	3,076	7,022	4,176	14,274

Live theater costs	1,122	--	--	1,122
Property rental cost	379	2,718	1,086	4,183
Total operating expense	1,501	2,718	1,086	5,305

Depreciation and amortization	249	1,227	998	2,474
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
General & administrative expense	9	504	51	564
Segment operating income	$1,317	$2,024	$2,041	$5,382

•
Real estate revenue increased for the 2010 Nine Months by $4.2 million or 29.3% compared to the same period in 2009.  Real estate revenue increased in Australia in part due to the opening of our Indooroopilly office building during the third quarter of 2009.  Additionally, real estate revenue increased from our Australia and New Zealand properties primarily due to a year over year increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar and due to offsetting adjustments to the amortization of a tenant improvement and straight-line rent.  This increase translated to higher Australian and New Zealand revenues for the 2010 Nine Months compared to the 2009 Nine Months (see below).  Additionally, real estate revenue increased in the U.S. primarily due to improved live theater results in 2010 compared to the same period in 2009.

•
Operating expense for the real estate segment increased for the 2010 Nine Months by $1.4 million or 25.9% compared to the same period in 2009.  This increase followed the increased revenues noted above.

•
Depreciation and amortization expense for the real estate segment increased by $933,000 or 37.7% for the 2010 Nine Months compared to the same period in 2009 primarily due to the opening of our Indooroopilly office building during the third quarter of 2009 and the impact of currency exchange rates (see below).

•	We recorded a $2.2 million impairment charge related to our Taringa real estate property during 2010 primarily associated with the development costs of the project.

•	We recorded a loss, in effect catch up depreciation, during 2009, on transfer of real estate held for sale to continuing operations of $549,000 related to our Auburn property.

•
General and administrative costs increased for the 2010 Nine Months by $358,000 or 63.5% compared to the same period in 2009 primarily due to the litigation costs associated with the Mackie case in Australia and the impact of currency exchange rate increases (see below).

•
For our statement of operations, Australia and New Zealand nine month average exchange rates have increased by 19.2% and 17.4%, respectively, since the 2009 Nine Months, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income decreased for the 2010 Nine Months by $174,000 compared to the same period in 2009.

Corporate

Quarterly Results

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense decreased by $90,000 in the 2010 Quarter compared to the 2009 Quarter primarily related to a decrease in legal and consulting fees primarily associated with our federal tax litigation, which was settled during July 2010, and reductions in our other administrative costs.

Net interest expense increased by $139,000 for the 2010 Quarter compared to the 2009 Quarter.  The increase in interest expense during the 2010 Quarter was primarily related to slightly higher debt balances for the 2010 Quarter and the aforementioned increase in currency rates for Australia and New Zealand offset by a larger decrease in interest expense from our interest rate swaps in 2009 than that noted in 2010.

For the 2010 Quarter, we recorded an other income of $20,000 compared to an other loss of $24,000 for the 2009 Quarter.  For the 2010 Quarter, the $20,000 other income primarily related to the recovery of previously written-off receivables.  For the 2009 Quarter, the $24,000 other loss included a $250,000 legal settlement gain for our now concluded, Puerto Rico litigation offset by a $224,000 provision loss on our Whitehorse Center litigation and a $63,000 realized foreign currency loss.

For the 2010 Quarter, income tax expense increased by $461,000 primarily relating to additional tax accrual associated with our potential tax exposures related to FASB ASC 740-10-2a, Accounting for Uncertainty in Income Taxes.

For the 2010 Quarter, we recorded an increase in our equity earnings of unconsolidated joint ventures and entities of $91,000 primarily due to improved earnings from our Rialto Distributions investment.

Nine Months Results

General and administrative expense increased by $67,000 in the 2010 Nine Months compared to the 2009 Nine Months related to an increase in legal and consulting fees primarily associated with our federal tax litigation during the first six months of 2010 offset by decreases in other administrative costs.

Net interest expense increased by $42,000 for the 2010 Nine Months compared to the 2009 Nine Months.  The increase in interest expense during the 2010 Nine Months was primarily related to slightly higher debt balances for the 2010 Nine Month and the aforementioned increase in currency rates for Australia and New Zealand offset by a larger decrease in interest expense from our interest rate swaps in 2009 than that noted in 2010.

During the 2009 Nine Months, we recorded a $10.7 million gain on retirement of subordinated debt (trust preferred securities), net of a $749,000 loss on deferred financing costs associated with the subordinated debt.

During the 2010 Nine Months, we recorded a $350,000 gain on sale of assets primarily related to a deferred gain on sale of a property.

For the 2010 Nine Months, we recorded an other loss of $692,000 compared to $2.7 million for the 2009 Nine Months.  For the 2010 Nine Months, the $692,000 other loss included offsetting settlements related to our Whitehorse Center litigation and the 2008 sale of our interest in the Botany Downs cinema, a $605,000 of loss associated our Mackie litigation, and a recovery of previously written-off receivables.  For the nine months ended September 30, 2009, the $2.7 million other loss included a $2.3 million loss on foreign currency transactions, a $2.0 million other-than-temporary loss on marketable securities, offset by a $1.5 million gain from fees associated with a terminated option.

For the 2010 Nine Months, income tax expense increased by $12.2 million primarily relating to our July 2010 settlement with the IRS on our tax litigation case.

For the 2010 Nine Months, we recorded an increase in our equity earnings of unconsolidated joint ventures and entities of $49,000 primarily related to an increase in equity earnings from our Mt. Gravatt and Rialto Distributions investments in the 2010 Nine Months offset by the last condominium being sold associated with our Place 57 investment during the 2009 Nine Months.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

During 2010, we recorded a net loss attributable to Reading International, Inc. common shareholders of $12.1 million for the 2010 Nine Months compared to a net income of $9.6 million for the 2009 Nine Months and a net income of $1.2 million for the 2010 Quarter compared to $3.1 million for the 2009 Quarter.  The change from a net income to a net loss from 2009 to 2010 was primarily related to a one-time $10.7 million gain on retirement of subordinated debt and an other operating income gain of $2.6 million representing the recovery of our previously expensed litigation costs incurred during the course of our Malulani litigation, both in 2009, while in 2010, we recorded a one-time income tax accrual of $12.0 million for our federal tax case settlement and a property impairment charge of $2.2 million.

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

Business Plan, Capital Resources, and Liquidity

Business Plan

Our cinema exhibition business plan is to continue to identify, develop, and acquire cinema properties, where reasonably available, that allow us to leverage our cinema expertise and technology over a larger operating base.  Our real estate business plan is to continue development of our existing land assets to be sensitive to opportunities to convert our entertainment assets to higher and better uses, or, when appropriate, dispose of such assets.  Because we believe that current economic conditions are not conducive to obtaining the pre-construction leasing commitments necessary to justify commencement of construction, we currently focus our development efforts on improving and enhancing land entitlements and negotiating with end users for build to suit projects.  In addition, we review opportunities to monetize our assets where such action leads to a financially acceptable outcome.  We will also continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at September 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Debt	$331	$102,386	$35,393	$48,464	$346	$6,467	$193,387
Notes payable to related parties	--	--	--	9,000	--	--	9,000
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Pension liability	2	14	23	32	40	4,028	4,139
Lease obligations	7,192	27,284	25,721	23,258	20,283	80,272	184,010
Estimated interest on debt	3,467	11,435	5,781	2,678	1,552	14,674	39,587
Total	$10,992	$141,119	$66,918	$83,432	$22,221	$133,354	$458,036

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-2a, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $27.8 million as of September 30, 2010.  We expect a tax payment related to these obligations within the next 12 months of approximately $5.3 million in federal taxes plus interest.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $989,000 and $979,000 as of September 30, 2010 and December 31, 2009.  Our share of unconsolidated debt, based on our ownership percentage, was $330,000 and $326,000 as of September 30, 2010 and December 31, 2009.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

At September 30, 2010, we had approximately $5.3 million (AUS$5.5 million) in undrawn funds under our Australian Corporate Credit Facility and $13.6 million (NZ$18.5 million) available under our line of credit in New Zealand.  Accordingly, we believe that we have sufficient borrowing capacity under our Australian Corporate Credit Facility and our New Zealand line of credit to meet our anticipated short-term working capital requirements.

On July 31, 2010, Bank of America extended $3.0 million line of credit (“LOC”) to RDI.  The agreement is for one year and is potentially renewable at that date.  The LOC carries an interest rate equal to BBA LIBOR floating plus 350 basis points margin.  At September 30, 2010, we had not as yet borrowed on this LOC.

As indicated in our 2009 Annual Report, the term of our Australian Credit Facility with BOS International matures on June 30, 2011.  Accordingly, the outstanding balance of this debt $96.9 million (AU $100.5 million at September 30, 2010) is classified as current on our balance sheet.  We are advised that BOS International’s parent bank has determined to reduce its loan exposure to Australia.  Accordingly, we are currently in negotiations with a group of Australian based banks to replace our current facility with a new facility.  Our operating results in Australia have generally improved over the past two years, and we believe that this decision by BOS International was a policy decision not tied to our performance as a borrower.

Operating Activities

Cash provided by operations was $15.5 million in the 2010 Nine Months compared to $10.5 million in the 2009 Nine Months.  The increase in cash provided by operations of $4.9 million was due primarily to a $2.8 million from the changes in operating assets and liabilities (excluding $12.8 million accrual for our tax litigation settlement) and $1.3 million increase of operational cash flows.
Investing Activities

Cash used in investing activities for the 2010 Nine Months increased by $3.2 million to $15.8 million compared to $12.6 million from the same period in 2009.  The $15.8 million cash used for the 2010 Nine Months was primarily related to:

•	$9.1 million in property enhancements to our existing properties;

•	$5.4 million in acquisitions; and

•	$1.6 million of change in restricted cash

offset by

•	$200,000 in return of investment of unconsolidated entities.

The $12.6 million cash used for the 2009 Nine Months was primarily related to:

•	$4.0 million in property enhancements to our existing properties;

•	$706,000 deposit to purchase a property adjacent to our Manukau property;

•	$11.5 million to purchase marketable securities to exchange for our Reading International Trust I securities;

offset by

•	$317,000 of change in restricted cash;

•	$3.0 million in return of investment of unconsolidated entities; and

•	$285,000 receipt of an option purchase payment for the Auburn property.

Financing Activities

Cash used in financing activities for the 2010 Nine Months was $936,000 compared to $12.1 million of cash used in financing activities for the same period in 2009 resulting in a change of $11.2 million.  The $936,000 in cash used in financing activities during the 2010 Nine Months was primarily related to:

•	$8.0 million of borrowing on our New Zealand credit facility;

•	$7.2 million of borrowing proceeds from our new Union Square Theater Term Loan net of capitalized borrowing costs;

•	$200,000 of contributions from noncontrolling interests; and

•	$253,000 of proceeds from the exercise of employee stock options;

offset by

•	$15.4 million of loan repayments including $6.9 million for the pay off of our Union Square Term Loan, $5.0 million for the pay off of our SHC Loan, and $3.2 million pay down of our GE Capital Loan;

•	$251,000 of repurchase of Class A Nonvoting Common Stock; and

•	$1.0 million in noncontrolling interest distributions.

The $12.1 million in cash used in the 2009 Nine Months was primarily related to:

•	$1.5 million of borrowing on our Australia credit facilities; and

•	$175,000 of noncontrolling interest contributions;

offset by

•	$13.1 million of loan repayments including $6.7 million to pay down on our GE Capital loan and $6.1 million to pay off our Australia Construction Loan; and

•	$714,000 in noncontrolling interest distributions.

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

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in a decrease in interest expense of $308,000 and $189,000 during the three and nine months ended September 30, 2010, respectively, and a $456,000 and $1.2 million decrease in interest expense during the three and nine months ended September 30, 2009, respectively.  At September 30, 2010, we recorded the fair market value of an interest rate swap and a cap of $543,000 as other long-term assets and an interest rate swap of $367,000 as an other long-term liability.  At December 31, 2009, we recorded the fair market value of an interest rate swap and a cap of $766,000 as other long-term assets and an interest rate swap of $785,000 as an other long-term liability.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

Where we are the plaintiffs, we expense all legal fees on an on-going basis and make no provision for any potential settlement amounts until received.  In Australia, the prevailing party is entitled to recover its attorneys' fees, which typically works out to be approximately 60% of the amounts actually spent where first class legal counsel is engaged at customary rates.  Where we are a plaintiff, we have likewise made no provision for the liability for the defendant’s attorneys' fees in the event we are determined not to be the prevailing party.

Where we are the defendants, we accrue for probable damages, which insurance may not cover, as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  Except as noted below, there have been no material changes to our litigation exposure since our 2009 Annual Report.

Tax Litigation

In July 2010, our subsidiary, Craig Corporation (“Craig”), and the Internal Revenue Service (the “IRS”) agreed to file with the Tax Court a settlement of the IRS’s claim against Craig.  In the settlement, the IRS conceded 70% of its proposed adjustment to income claimed in its notices of deficiency dated June 29, 2006.  The proposed adjustment had resulted in a claim for unpaid taxes of $20.9 million plus interest.  The effect of the terms of settlement on the Reading consolidated group is to require a total federal income tax obligation of $13.6 million, inclusive of interest due for the underpayment of taxes and net of all tax refunds available.

The impact of the settlement upon state taxes on the Reading consolidated group remains uncertain as of September 30, 2010, but if the agreed adjustment to income were reflected on state returns, it would cause a state tax obligation of approximately $4.7 million.  Of this, $4.2 million would be related to California, and $0.5 million to other states.  Craig’s 1997 tax year remains open with respect to Craig’s potential tax liability to the State of California.  As of September 30, 2010, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed if a deficiency were to be asserted.

The decision to settle was based on various business considerations, the most prominent of which was the potential size of an adverse judgment (some $68.1 million including interest) and the estimated direct costs of trial.

As a result of this settlement, we recorded an additional federal and state tax expense of $12.0 million for the nine months ended September 30, 2010 to increase our reserve for uncertain tax positions in accordance with FASB ASC 740-10-25 – Income Taxes.  As of March 31, 2010, we had a reserve against this uncertain tax position contingency of $6.3 million.  As of September 30, 2010, we show the $18.3 million potential impact as current taxes payable.

Mackie Litigation

On November 7, 2005, we were sued in the Supreme Court of Victoria at Melbourne by a former construction contractor with respect to the discontinued development of an ETRC at Frankston, Victoria.  The action is entitled Mackie Group Pty Ltd (the “Mackie Group”) v. Reading Properties Pty Ltd, and in it the former contractor seeks payment of a claimed fee in the amount of $964,000 (AUS$1.0 million).  That case was tried in March 2010 before a judge, and a decision in favor of Mackie was rendered on April 16, 2010, finding us responsible to pay fees to Mackie in the amount of $964,000 (AUS$1.0 million) plus interest of $509,000 (AUS$528,000).  It is also possible that the court will order us to pay a proportion of Mackie Group's costs of the proceeding.  We have appealed the Mackie decision.  Inclusive of the $631,000 (AUS$655,000) accrued in the nine months ended September 30, 2010, we have accrued $1.4 million (AUS$1.5 million) associated with this judgment against us.  Pending our appeal, and as agreed by both parties, we have placed $1.4 million (AUS$1.5 million) into a jointly controlled, restricted cash account relating to this judgment.

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

o
The extent to which we encounter competition from other cinema exhibitors, from other sources of outside of the home entertainment, and from inside the home entertainment options, such as “home theaters” and competitive film product distribution technology such as, by way of example, cable, satellite broadcast, DVD and VHS rentals and sales, and so called “movies on demand”; and

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

At September 30, 2010, approximately 53% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $15.6 million in cash and cash equivalents.  At December 31, 2009, approximately 50% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $15.4 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  The resulting natural hedge has led to a somewhat negligible foreign currency effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $16.5 million and $8.1 million for the three and nine months ended September 30, 2010, respectively.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 49% and 55% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $10.9 million and $3.6 million, respectively, and the change in our quarterly net income would be $240,000 and $88,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of September 30, 2010 and December 31, 2009, we have recorded a cumulative unrealized foreign currency translation gain of approximately $51.3 million and $43.2 million, respectively.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2010, our management concluded that our internal control over financial reporting was not effective as of September 30, 2010, due to a material weakness, as described below.

Our controls related to the calculation of rent revenue failed to prevent or detect errors in our consolidated financial statements.  As a result, we identified the following material weakness in the operation of our internal control as of September 30, 2010:

•
The Company did not effectively apply internal control procedures relating to the calculation of rental revenue for our foreign subsidiaries that resulted in the misapplication of generally accepted accounting principles in the United States of America.

This material weakness in internal control did not result in an actual misstatement of our consolidated financial statements at September 30, 2010 because the errors were detected and corrected prior to the issuance of our consolidated financial statements for the three and nine months ended September 30, 2010.  We plan to remediate this deficiency in the operating effectiveness of internal control over financial reporting by effectively applying our review and analysis controls over rental revenue during the fourth quarter of 2010.

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

READING INTERNATIONAL, INC.

Date:	November 15, 2010	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	November 15, 2010	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer