Form 10-K
period 2010-12-31
READING INTERNATIONAL INC
filed 2011-03-16
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Large accelerated filer  ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 14, 2011, there were 21,483,648 shares of class A non-voting common stock, par value $0.01 per share and 1,495,490 shares of class B voting common stock, par value $0.01 per share, outstanding. The aggregate market value of voting and nonvoting stock held by non-affiliates of the Registrant was $68,613,462 as of June 30, 2010.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2010

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

We are an internationally diversified “hard asset” company principally focused on the development, ownership, and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

(1)	Cinema Exhibition, through our 58 multiplex theaters, and

(2)	Real Estate, including real estate development and the rental of retail, commercial and live theater assets.

We believe that these two business segments complement one another, as the comparatively consistent cash flows generated by our cinema operations can be used to fund the front-end cash demands of our real estate development business.  Also, we have the ability, in appropriate circumstances, to be our own anchor tenant.

At December 31, 2010, the book value of our assets was approximately $430.3 million; and as of that same date, we had a consolidated stockholders’ book equity of approximately $112.6 million.  Calculated based on book value, approximately $221.6 million of our assets relate to our cinema exhibition activities and approximately $185.0 million of our assets relate to our real estate activities which results in the allocation between our cinema assets and our non-cinema assets of approximately 51% and 49%, respectively.

For additional segment financial information, please see Note 22 – Business Segments and Geographic Area Information to our 2010 Consolidated Financial Statements.

Recognizing that we are part of a world economy, we have diversified our assets among three countries: the United States, Australia, and New Zealand.  We currently have approximately 29% of our assets (based on net book value) in the United States, 55% in Australia and 16% in New Zealand compared to 34%, 50%, and 16% at the end of

2009.  For 2010, our gross revenue in these jurisdictions was $110.6 million, $94.2 million, and $25.0 million, respectively, compared to $113.4 million, $80.8 million, and $22.4 million for 2009.

For additional financial information concerning the geographic distribution of our business, please see Note 22 – Business Segments and Geographic Area Information to our 2010 Consolidated Financial Statements.

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

In recent years, the market value of most commercial and undeveloped real estate has seen a material decline in the markets in which we operate.  While this decline has been, in our view, less pronounced in Australia and New Zealand than in the United States (and while the impact of the declines in Australia and New Zealand have been somewhat mitigated by renewed strength of the Australian and New Zealand dollar as compared to the US dollar), real estate values today are in many cases less than they were at the end of 2007.  This has affected some of our development projects resulting in impairment losses.  However, the practical impact on our real estate holdings has been minimal, as we have continued to enjoy increases in rentals from the tenants in our retail holdings, and as our business plan generally calls for development of our raw land holdings over time for long-term development.  On an overall or portfolio basis, our estimated value of our real estate and cinema assets has not in fact declined since the end of 2008.

Of greater impact is the current lack of liquidity in the lending markets for real estate development, which has in certain cases delayed our plans for development of certain properties, or may necessitate the involvement of money partners in such developments.  In 2010, we were advised by our principal lender in Australia that it was curtailing lending activities in that country, and would not be renewing our $111.3 million (AUS$110.0 million) credit facility.  On March 9, 2011, we received credit approval from National Australia Bank for a $106.3 million (AUS$105.0 million) facility that will replace our expiring Australia Corporate Credit Facility which will allow us to fully repay our $101.7 million (AUS$100.5 million) of outstanding debt.

Historically, it has not been our practice to sell assets, except in connection with the repositioning of such assets to a higher and better use.  This was the situation, for example, in our sale of our interests in two Manhattan cinemas:  the Sutton Cinema (redeveloped as a residential condominium complex commonly known as Place 57) and the Murray Hill Cinema (redeveloped as a hospital commonly known as NYU Clinical Cancer Center).  However, in the current market, given the difficulty in obtaining leverage on attractive terms, we are considering the sale of certain real estate assets including our Cinemas 1, 2 & 3 property in Manhattan in 2011.  In addition, as we have now completed the residential rezoning of our Taupo property in New Zealand, we have listed that property for sale.  We did, however, add to our overall real estate holdings during 2010 by acquiring the fee interest in additional property (aggregating approximately 6.4 acres) adjoining our property in Manukau, New Zealand for $3.6 million (NZ$5.2 million).

Given the resurgence of Manhattan commercial real estate values, we intend to focus in 2011 on the development of our Union Square property (in Manhattan).  As part of that work, during January 2011, we started communications with several potential joint venture partners with respect to our Union Square property.  Also, we are actively pursuing the development of the next phase of our Courtenay Central property in Wellington, New Zealand.  We continue to evaluate our options concerning our 50.6 acre Burwood property in Melbourne, Australia.

While a development plan has been submitted for our 64.0 acre holding in Manukau, New Zealand, we do not currently anticipate that the rezoning process for that property will be completed until mid 2013.  Our 3.3 acre holdings in the Moonee Ponds area of Melbourne has enjoyed the benefit of a new council initiated Structure Plan for Moonee Ponds.  This Structure Plan process has resulted in increased height controls and proposed general increased density development of the properties in parts of central Moonee Ponds.  This new zoning increases our permitted development potential from up to 10 levels to a range of 10 to 16 levels. This enables increased mixed-use density on the development site.

Consistent with our philosophy of acquiring proven cash-flowing cinemas, on February 22, 2008 we acquired fifteen leasehold cinemas in Hawaii and California representing 181 screens.  These cinemas are located in Hawaii and California and from the acquisition date through December 31, 2008, and for the full years ended December 31, 2009 and 2010, produced gross revenue of $66.9 million, $80.6 million, and $77.9 million, respectively.  This acquisition was financed, principally with a combination of institutional and seller financing.  The original purchase price of these cinemas of $70.2 million was subject to downward adjustments, depending upon how certain potentially competitive situations played out, that have now been fixed at $23.4 million and which has been fully realized at December 31, 2010.

In 2010, we opened a new 8-screen cinema in Australia that opened strongly and signed a lease for the development of a new 8-screen “Angelika” cinema in the Mosaic District in the Greater Washington D.C. area.  During 2010, we elected not to renew the leases of two underperforming cinemas (representing 12 screens) in New Zealand and the United States.  We also extended our lease (with option to buy) of our Village East Cinema in Manhattan.

We continue our efforts to upgrade the quality of our cinema offerings.  In 2010, we introduced our TitanXC super-screen, 3D cinema concept in Hawaii and Australia, and have to date converted three auditoriums to this large screen, enhanced audio concept.  We also converted 2 of our auditoriums in Australia to a premium-seating concept.  We anticipate continuing this process in 2011 in order to take advantage of increasing demand for a premium entertainment experience.

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

A major development in 2010 was our settlement for $13.8 million of the Internal Revenue Services claim against us of $68.1 million.  This claim relates to the 1996 tax year of our wholly owned subsidiary, Craig Corporation, and represents a settlement of that claim for thirty (30) cents on the dollar.  To date, the State of California Franchise Tax Board has made no claim against Craig Corporation with respect to that (or any other) tax year.  However, we have booked a reserve of $4.7 million against a potential California State Franchise Tax liability.  For further explanation, see Item 3 – Legal Proceedings.

At December 31, 2010, our principal assets included:

•	interests in 56 cinemas comprising some 453 screens;

•	fee interests in four live theaters (the Union Square, the Orpheum and Minetta Lane in Manhattan and the Royal George in Chicago);

•	fee ownership of approximately 1.1 million square feet of developed commercial real estate, and approximately 14.9 million square feet of land; and

•	cash, cash equivalents, and investments in marketable securities aggregating $34.6 million.

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

•
third, pure cinema operators can get themselves into financial difficulty as demands upon them to produce cinema based earnings growth tempt them into reinvesting their cash flow into increasingly marginal cinema sites.  While we believe that there will continue to be attractive cinema acquisition opportunities in the future, and believe that we have taken advantage of one such opportunity through our purchase of Consolidated Cinemas, we do not feel pressure to build or acquire cinemas for the sake of simply adding units.  We intend to focus our cash flow on our real estate development and operating activities, to the extent that attractive cinema opportunities are not available to us; and

•
fourth, we are always open to the idea of converting an entertainment property to another use, if there is a higher and better use for the property, or to sell individual assets, if we are presented with an attractive opportunity.

Our current cinema assets that we own and/or manage are as set forth in the following chart:

	Wholly Owned	Consolidated1	Unconsolidated2	Managed3	Totals
Australia	18 cinemas 138 screens	3 cinemas 16 screens	1 cinema4 16 screens	None	22 cinemas 170 screens
New Zealand	8 cinemas 44 screens	None	3 cinemas5 16 screens	None	11 cinemas 60 screens
United States	22 cinemas 217 screens	1 cinema6 6 screens	None	2 cinemas 9 screens	25 cinemas 232 screens
Totals	48 cinemas 399 screens	4 cinemas 22 screens	4 cinemas 32 screens	2 cinemas 9 screens	58 cinemas 462 screens

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

We also offer premium class seating, large screens, enhanced audio stadiums, and other amenities in certain of our cinemas and are in the process of converting certain of our exiting cinemas to provide this premium offering.

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

 Our cinemas derived approximately 71.3% of their 2010 revenue from box office receipts.  Ticket prices vary by location, and provide for reduced rates for senior citizens and children.

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

Concession sales accounted for approximately 23.7% of our total 2010 revenue.  Although certain cinemas have licenses for the sale and consumption of alcoholic beverages, concession products primarily include popcorn, candy, and soda.

Screen advertising and other revenue contribute approximately 5.0% of our total 2010 revenue.  With the exception of certain rights that we have retained to sell to local advertisers, generally speaking, we are not in the screen advertising business and nationally recognized screen-advertising companies to provide such advertising for us.

In New Zealand, we also own a one-third interest in Rialto Distribution.  Rialto Distribution, an unincorporated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.  The remaining 2/3 interest is owned by the founders of the company, who have been in the art film distribution business since 1993.

Management of Cinemas

With two exceptions, we manage all of our cinemas ourselves with executives located in Los Angeles, Manhattan, Melbourne, Australia, and Wellington, New Zealand.  Approximately 2,056 individuals were employed (on a full time or part time basis) in our cinema operations in 2010.  Our three New Zealand Rialto cinemas are owned by a joint venture in which Reading New Zealand is a 50% joint venture partner.  While we are principally responsible for the booking of the cinemas, our joint venture partner, Greater Union, manages the day-to-day operations of these cinemas.  In addition, we have a 1/3 interest in a 16-screen Brisbane cinema.  Greater Union manages that cinema as well.

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

Competition for films can be intense, depending upon the number of cinemas in a particular market.  Our ability to obtain top grossing first run feature films may be adversely impacted by our comparatively small size, and the limited number of screens we can supply to distributors.  Moreover, in the United States, because of the dramatic consolidation of screens into the hands of a few very large and powerful exhibitors such as Regal and AMC, these mega exhibition companies are in a position to offer distributors access to many more screens in major markets than we can.  Accordingly, distributors may decide to give preferences to these mega exhibitors when it comes to licensing top grossing films, rather than deal with independents such as ourselves.  The situation is different in

Australia and New Zealand where typically every major multiplex cinema has access to all of the film currently in distribution, regardless of the ownership of that multiplex cinema.

Once a patron has selected the film, the choice of cinema is typically impacted by the quality of the cinema experience offered, weighed against convenience and cost.  For example, most cinema patrons seem to prefer a modern stadium design multiplex, to an older sloped floor cinema, and to prefer a cinema that either offers convenient access to free parking (or public transport) over a cinema that does not.  However, if the film they desire to see is only available at a limited number of locations, they will typically chose the film over the quality of the cinema and/or the convenience of the cinema.  Generally speaking, our cinemas are modern multiplex cinemas with good and convenient parking.  As discussed further below, the availability of 3D or digital technology and/or premium class seating can also be a factor in the preference of one cinema over another.

 The film exhibition markets in the United States, Australia, and New Zealand are to a certain extent dominated by a limited number of major exhibition companies.  The principal exhibiters in the United States are Regal (with 6,683 screens in 537 cinemas), AMC (with 5,325 screens in 380 cinemas), Cinemark (with 3,854 screens in 295 cinemas), and Carmike (with 2,277 screens in 244 cinemas).  At the present time, we are the 12th largest exhibitor with 1% of the box office in the United States with 232 screens in 25 cinemas.

The principal exhibitors in Australia are Event (a subsidiary of Amalgamated Holdings Limited), Hoyts, and Village.  The major exhibitors control approximately 62.2% of the total cinema box office: Event 31.1%, Hoyts Cinemas (“Hoyts”) 16.8%, and Village 14.3%.  Event has 473 screens nationally, Hoyts 315 screens, and Village 506 screens.  By comparison, our 170 screens represent approximately 7.6% of the total box office.

The major players in New Zealand are Event with 122 screens nationally, Hoyts with 70 screens, and Reading with 44 screens (not including partnerships).  The major exhibitors in New Zealand control approximately 57% of the total box office: Greater Union 36.7%, Hoyts 20.3%, and Reading 13.7% (Greater Union and Reading market share figures again do not include any partnership theaters).

Greater Union is the owner of Birch Carroll & Coyle in Australia and purchased Sky Cinemas in New Zealand during 2010.  In addition, generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by a joint venture comprised of Greater Union and Village.  These companies have substantial capital resources.  Village had a publicly reported consolidated net worth of approximately $581.9 million (AUS$686.3 million) at June 30, 2010.  The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately $644.6 million (AUS$760.2 million) at June 30, 2010.  Hoyts is privately held and does not publish financial reports.  Hoyts is currently owned by Pacific Equity Partners.

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

Digital and 3D

After years of uncertainty as to the future of digital and 3D exhibition and the impact of these technologies on cinema exhibition, it now appears that the industry is going digital, and that the major exhibitors are in the process of equipping at least one auditorium in each of their significant locations with 3D capability.  In 2010 and 2009, cinemagoers demonstrated a strong appetite for and a willingness to pay premium prices for 3D movies.  The release schedule for 2011 lists 33 titles for 3D release, compared to 26 titles for 2010.

By the end of 2011, we anticipate that we will have 3D projectors in not less than 40 out of the 52 cinema locations that we either wholly own or consolidate.  We believe that the transition from film to digital projectors, while likely inevitable, will take some time to roll out and our business plan is to be selective in our selection of auditoriums to be fitted out with such technology, identifying those situations where premiums can best be achieved by having such projection capabilities.

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

Employees

We have 62 full time executive and administrative employees and approximately 1,994 cinema employees.  Our cinema employees in New Zealand and our projectionists in Hawaii are unionized.  None of our other employees is subject to union contracts.  Our one union contract with respect to our projectionists in Hawaii expires on March 31, 2012.  Our union contracts with respect to our employees in New Zealand expire on August 31, 2012.  We are currently in the process of renegotiating these contracts.  None of our Australia based employees is unionized.  Overall, we are of the view that the existence of these contracts does not materially increase our costs of labor or our ability to compete.  We believe our relations with our employees to be generally good.

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

Business Risk Factors

We are currently engaged principally in the cinema exhibition and real estate businesses.  Since we operate in two business segments (cinema exhibition and real estate), we have discussed separately the risks we believe to be material to our involvement in each of these segments.  We discuss separately below certain risks relating to the international nature of our business activities, our use of leverage, and our status as a controlled corporation.  Please note, that while we report the results of our live theater operations as real estate operations – since we are principally in the business of renting space to producers rather than in licensing or producing plays ourselves – the cinema exhibition and live theater businesses share certain risk factors and are, accordingly, discussed together below.

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

It has been generally assumed that cinema exhibition will change over from film projection to digital projection technology.  Such technology offers various cost benefits to both distributors and exhibitors.  After years of uncertainty as to the future of digital and 3D exhibition and the impact of these technologies on cinema exhibition, it now appears that the industry is going digital, and that the major exhibitors are in the process of equipping at least one auditorium in each of their significant locations with 3D capability.  In 2010 and 2009, cinemagoers demonstrated a strong appetite for and a willingness to pay premium prices for 3D movies.  The release schedule for 2011 lists 33 titles for 3D release, compared to 26 titles for 2010.  We believe that the transition from film to digital projectors, while likely inevitable, will take some time to roll out and our business plan is to be selective in which auditoriums are to be fitted out with such technology, identifying those situations where premiums can best be achieved by having such projection capabilities.

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

International Business Risks

Our international operations are subject to a variety of risks, including the following:

•
Risk of currency fluctuations.  While we report our earnings and assets in US dollars, substantial portions of our revenue and of our obligations are denominated in either Australian or New Zealand dollars.  The value of these currencies can vary significantly compared to the US dollar and compared to each other.  We typically have not hedged against these currency fluctuations, but rather have relied upon the natural hedges that exist as a result of the fact that our film costs are typically fixed as a percentage of the box office, and our local operating costs and obligations are likewise typically denominated in local currencies.  However, we do have debt at our parent company level that is serviced by our overseas cash flow and our ability to service this debt could be adversely impacted by declines in the relative value of the Australian and New Zealand dollar compared to the US dollar.  Our cash in Australia and New Zealand of  $16.6 million (AUS$16.4 million) and $1.6 million (NZ$2.0 million), respectively, is denominated in local currencies and subject to the risk of currency exchange rate fluctuations.  Set forth below is a chart of the exchange ratios between these three currencies over the past twenty years:

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

Operating Results, Financial Structure and Borrowing Risk

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

At the present time, corporate borrowers both domestically and internationally are facing greater than normal constraints on liquidity.  No assurances can be given that we will be able to refinance these debts as they become due.

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

Our stock is thinly traded.

Our stock is thinly traded, with an average daily volume in 2010 of only approximately 44,000 shares.  This can result in significant volatility, as demand by buyers and sellers can easily get out of balance.

Ownership Structure, Corporate Governance, and Change of Control Risks

The interests of our controlling stockholder may conflict with your interests.

Mr. James J. Cotter beneficially owns 70.4% of our outstanding Class B Stock.  Our Class A Stock is non-voting, while our Class B Stock represents all of the voting power of our Company.  As a result, as of December 31, 2010, Mr. Cotter controlled 70.4% of the voting power of all of our outstanding common stock.  For as long as Mr. Cotter continues to own shares of common stock representing more than 50% of the voting power of our common stock, he will be able to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock.  Mr. Cotter will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to Mr. Cotter but not to other stockholders.  In addition, Mr. Cotter and his affiliates have controlling interests in companies in related and unrelated industries.  In the future, we may participate in transactions with these companies (see Note 26 – Related Parties and Transactions).

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

Item 1B - Unresolved Staff Comments

None.

Item 2 – Properties

Executive and Administrative Offices

We lease approximately 8,582 square feet of office space in Commerce, California to serve as our executive headquarters.  We own an 8,783 square foot office building in Melbourne, Australia, approximately 5,500 square feet of which serves as the headquarters for our Australia and New Zealand operations (the remainder being leased to an unrelated third party).  We occupy approximately 2,000 square feet at our Village East leasehold property for administrative purposes.  We also own a residential condominium unit in Los Angeles, used as executive office and residential space by our Chairman and Chief Executive Officer.

Entertainment Properties

Entertainment Use Leasehold Interests

As of December 31, 2010, we lease approximately 1.92 million square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	975,000	2011 – 2049
Australia	756,000	2017 – 2049
New Zealand	193,320	2023 – 2034

On February 22, 2008, we acquired 15 pre-existing cinemas from a third party, comprising approximately 748,000 square feet of cinema improvements in the United States.  During October 2010, we opened a new cinema at Newcastle, NSW Australia.  During 2010, we elected not to renew our leases of two underperforming cinemas in the United States and New Zealand.

On February 12, 2010, we entered into a lease for an approximately 33,000 8-screen art cinema to be built as a part of the Mosaic District in the Greater Washington D.C. area.  This lease is not reflected in the above table, as the cinema is not anticipated to open until late 2012.  Also, in the first quarter of 2011, we signed a lease for an art cinema in a suburb of Houston to replace our closed downtown Houston operation.  That new lease is likewise not reflected in the above table.

Entertainment Use Fee Interests

In Australia, we own as of December 31, 2010 approximately 3.3 million square feet of land at nine locations plus one strata title estate consisting of 22,000 square feet.  Most of this land is located in the greater metropolitan areas of Brisbane, Melbourne, Perth, and Sydney, including the 50.6-acre Burwood site.  Of these fee interests, approximately 598,000 square feet is currently improved with cinemas.

In New Zealand, we own as of December 31, 2010 a 152,000 square foot site, which includes an existing 335,000 square foot, nine-level parking structure in the heart of Wellington, the capital of New Zealand.  All but 38,000 square feet of the Wellington site has been developed as an ETRC that incorporates the existing parking garage.  The remaining land is currently leased and is slated for development as phase two of our Wellington ETRC.  We own the fee interests underlying three additional cinemas in New Zealand, which properties include approximately 12,000 square feet of ancillary retail space.

In the United States, we own as of December 31, 2010, approximately 162,000 square feet of improved real estate comprised of four live theater buildings, which include approximately 55,000 square feet of leasable space, and the fee interest in our Cinemas 1, 2 & 3 in Manhattan (held through a limited liability company in which we have a 75% managing member interest).

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

Joint Venture Cinema Interests

We also hold real estate through several unincorporated joint ventures, two 75% owned subsidiaries, and one majority-owned subsidiary, as described below:

•
in Australia, we own a 66% unincorporated joint venture interest in a leased 5-screen multiplex cinema in Melbourne (our interest is currently held for sale), a 75% interest in a subsidiary company that leases two cinemas with eleven screens in two Australian country towns, and a 33% unincorporated joint venture interest in a 16-screen leasehold cinema in a suburb of Brisbane.

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

Income Producing Real Estate Holdings

We own, as of December 31, 2010 fee interests in approximately 1.1 million square feet of income producing properties (including certain properties principally occupied by our cinemas).  In the case of properties leased to our cinema operations, these numbers include an internal allocation of “rent” for such facilities.

Property7	Square Feet of Improvements (rental/entertainment)	Percentage Leased	Gross Book Value (in U.S. Dollars)
Auburn 100 Parramatta Road Auburn, NSW, Australia	57,000 / 57,000 Plus an 871-space subterranean parking structure	100%	$36,500,000
Belmont Knutsford Avenue and Fulham Street Belmont, WA, Australia	19,000 / 49,000	63%	$15,323,000
Cinemas 1, 2 & 38 1003 Third Avenue Manhattan, NY, USA	0 / 21,000	N/A	$23,570,000
Courtenay Central 100 Courtenay Place Wellington, New Zealand	38,000 / 68,000 Plus a 335,000 square foot parking structure	80%	$24,396,000
Indooroopilly 70 Station Road Brisbane, Australia	28,000/0	100%	$13,350,000
Invercargill Cinema 29 Dee Street Invercargill, New Zealand	10,000 / 24,000	69%	$3,521,000
Lake Taupo Motel 138-140 Lake Terrace Road Taupo, New Zealand	9,000 / 0	Short-term rentals	$4,305,000
Maitland Cinema Ken Tubman Drive Maitland, NSW, Australia	0 / 22,000	N/A	$2,408,000
Minetta Lane Theatre 18-22 Minetta Lane Manhattan, NY, USA	0 / 9,000	N/A	$8,318,000
Napier Cinema 154 Station Street Napier, New Zealand	13,000 / 17,000	100%	$3,106,000
Newmarket 400 Newmarket Road Newmarket, QLD, Australia	105,000 / 0	100%	$43,808,000
Orpheum Theatre 126 2nd Street Manhattan, NY, USA	0 / 5,000	N/A	$3,401,000
Royal George 1633 N. Halsted Street Chicago, IL, USA	34,000 / 23,000 Plus 21,000 square feet of parking	93%	$3,441,000
Rotorua Cinema 1281 Eruera Street Rotorua, New Zealand	0 / 19,000	N/A	$2,831,000
Union Square Theatre 100 E. 17th Street Manhattan, NY, USA	21,000 / 17,000	100%	$9,159,000

7 Rental square footage refers to the amount of area available to be rented to third parties and the percentage leased is the amount of rental square footage currently leased to third parties.  A number of our real estate holdings include entertainment components rented to one or more of our subsidiaries.  The rental area to such subsidiaries is noted under the entertainment square footage.  The gross book value refers to the gross carrying cost of the land and buildings of the property.  Book value and rental information are as of December 31, 2010.
8 This property is owned by a limited liability company in which we hold a 75% managing interest.  The remaining 25% is owned by Sutton Hill Investments, LLC, a company owned in equal parts by our Chairman and Chief Executive Officer, Mr. James J. Cotter, and Michael Forman, a major shareholder in our Company.

Long-Term Leasehold Real Estate Holdings

In addition, in certain cases we have long-term leases that we view more akin to real estate investments than cinema leases.  As of December 31, 2010, we had approximately 169,000 square foot of space subject to such long-term leases.

Property9	Square Footage (rental/entertainment)	Percentage Leased	Gross Book Value (in U.S. Dollars)
Manville	0 / 53,000	N/A	$2,210,000
Tower	0 / 16,000	N/A	$797,000
Village East10	4,000 / 38,000	100%	$11,825,000
Waurn Ponds	6,000 / 52,000	100%	$3,426,000

 9  Rental square footage refers to the amount of area available to be rented to third parties, and the percentage leased is the amount of rental square footage currently leased to third parties.  A number of our long-term leasehold real estate properties include entertainment components rented to one or more of our subsidiaries.  The rental area to such subsidiaries is noted under the entertainment square footage.  Book value includes the entire investment in the leased property, including any cinema fit-out.  Rental and book value information is as of December 31, 2010.
10 The recently extended lease of the Village East provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term in 2020.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  See Note 26 – Related Parties and Transactions.

Real Estate Development Properties

We are engaged in several real estate development projects:

Property11	Square Footage/ Acreage	Gross Book Value (in U.S. Dollars)	Status
Auburn, Sydney, Australia	2.1 acres	$2,052,000	No longer held for sale. The buyer elected not to proceed with its option to acquire this property, and we have elected to continue to hold the property for development for the foreseeable future.
Burwood, Victoria, Australia	50.6 acres	$52,755,000	As of December 31, 2010, this property was held for sale. We continue to evaluate our options with regards to this property.
Courtenay Central, Wellington, New Zealand	0.9 acre	$3,326,000	Have regulatory approval for expansion and we are actively pursuing the development of the next phase of our Courtenay Central property in Wellington, New Zealand.
Moonee Ponds, Victoria, Australia	3.3 acres	$14,020,000
In planning stages of determining best use depending on factors including development of adjacent properties.  Zoned for high-density as a “Principal Activity Area.”  Recently, this property has enjoyed a rezoning by the city increasing our permitted development potential from up to 10 levels to a range of 10 to 16 levels.

Taringa, Queensland, Australia	1.1 acres	$4,880,000	As we no longer have contracts to purchase the adjacent properties, we are currently considering our options on whether to develop or sell this property.
Newmarket, Queensland, Australia	18,000 sq. ft.	$2,762,000	Analyzing if plans for a cinema should be replaced with plans for additional retail space.
Lake Taupo, Taupo, New Zealand	0.5 acre	$1,974,000	Development consent for this 20,000 square foot residential development site has been obtained, and we have listed the property for sale.
Manukau, Auckland, New Zealand	64.0 acres zoned agricultural 6.4 acres zoned industrial	$13,895,000
The bulk of the land is zoned for agriculture and currently used for horticulture commercial purposes.  A development plan has been filed to rezone the property for warehouse, distribution and manufacturing uses.  While we currently anticipate that this rezoning will be approved, we do not anticipate that this process will conclude prior to mid 2013.  In 2010, we acquired an adjacent property which is zoned industrial, but is currently unimproved.  This property links our existing parcel with the existing road network.

11 A number of our real estate holdings include additional land held for development.  In addition, we have acquired certain parcels for future development.  The gross book value includes, as applicable, the land, building, development costs, and capitalized interest.

Other Property Interests and Investments

Place 57, Manhattan

We own a 25% membership interest in the limited liability company that developed the site of our former Sutton Cinema on 57th Street just east of 3rd Avenue in Manhattan, as a 143,000 square foot residential condominium tower, with a ground floor retail unit and a resident manager’s apartment.  The project is now sold out as the remaining commercial unit was sold in February 2009 for approximately $3.8 million.  At December 31, 2010, all debt on the project had been repaid, and we had received distributions totaling $13.1 million from this project, on an investment of $3.0 million made in 2004.

Landplan Property Partners, Ltd

In 2006, we formed Landplan Property Partners, Ltd (“Reading Landplan”) to identify, acquire, develop, or redevelop properties on an opportunistic basis in Australia and New Zealand.  These properties are held in separate special purpose entities, which are collectively referred to as “Reading Landplan.”  The properties held through Landplan currently consist of the holdings described above as being located at Indooroopilly, Taringa, Lake Taupo (including the adjacent undeveloped parcel), and Manukau.  On April 1, 2010, we terminated our then existing contractual relationship with Doug Osborne, at that time the chief executive officer of our Landplan real estate operations.  Mr. Osborne’s incentive interest in our various Landplan projects, which was valued at $0, was revoked at that time.  Mr. Osborne continues to provide services to us on a non-exclusive independent contractor basis.  As consideration for his future services on our behalf with respect to our Manukau properties, we have agreed to pay Mr. Osborne an amount equal to 7.5% of the net profit realized, if any, from our investment in these properties.

Non-operating Properties

We own the fee interest in 9 parcels comprising 189 acres in Pennsylvania and Delaware.  These acres consist primarily of vacant land.  We believe the value of these properties to be immaterial to our asset base, and while they are available for sale, we are not actively involved in the marketing of such properties.  With the exception of certain properties located in Philadelphia (including the raised railroad bed leading to the old Reading Railroad Station), the properties are principally located in rural areas of Pennsylvania and Delaware.  Additionally, we own a condominium in the Los Angeles, California area that is used for offsite corporate meetings and by our Chief Executive Officer when he is in town.  These properties are unencumbered with any debt and lien free.

Item 3 – Legal Proceedings

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) examined the tax return of Reading Entertainment Inc. (“RDGE”) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (“CRG”) for its tax year ended June 30, 1997.  These companies are both now wholly owned subsidiaries of the Company, but for the time periods under audit, were not consolidated with the Company for tax purposes.  With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and, thereafter, the subsequent repurchase by Stater Bros. Inc. from Reading Australia, of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”).  The Stater Stock was received by RDGE from CRG as a part of a private placement of securities by RDGE, which closed in October 1996.  A second issue involved an equipment-leasing transaction entered into by RDGE.  This issue was conceded by RDGE resulting in a net tax refund.

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Report”).  The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG.  As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE.  This proposed change would have caused an additional federal tax liability for CRG of approximately $20.9 million plus interest, and an additional California tax liability of approximately $5.4 million plus interest and “amnesty” penalties.

Notices of deficiency dated June 29, 2006 were received with respect to each of RDGE and CRG determining proposed deficiencies of $20.9 million for CRG and a total of $349,000 for RDGE for the tax years 1997, 1998, and 1999.  In September 2006, petitions were filed with the Tax Court by CRG and RDGE disputing the proposed deficiencies.

In July 2010, CRG and the IRS agreed to file with the Tax Court a settlement of the IRS’s claim against CRG.  The final decision of the Tax Court was entered on January 6, 2011.  In the settlement, the IRS conceded 70% of its proposed adjustment to income claimed in its notices of deficiency dated June 29, 2006.  Instead of a claim for unpaid taxes of $20.9 million plus interest, the effect of settlement on the Reading consolidated group is to require a total federal income tax obligation of $5.4 million, reduced by a federal tax refund of $800,000, increased by interest of $9.3 million, for a net federal tax liability of $13.9 million as of December 31, 2010.  The Company anticipates federal and state tax deductions will be available for interest paid to IRS and to state tax agencies, plus an additional federal deduction will be available for taxes paid to state tax agencies.

The impact of the settlement upon state taxes on the Reading consolidated group remains uncertain as of December 31, 2010, but if the agreed adjustment to income were reflected on state returns, it would cause a state tax obligation of approximately $4.7 million.  Of this, $4.2 million would be related to California, and $0.5 million to other states.  CRG’s 1997 tax year remains open with respect to CRG’s potential tax liability to the State of California.  As of December 31, 2010, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed when a deficiency is asserted.

The decision to settle was based on various business considerations, the most prominent of which was the potential size of an adverse judgment (some $56.8 million net federal tax liability, including interest, if the case had remained unsettled as of December 31 2010), plus state liabilities and the direct costs of trial.

Immediately before the settlement, we had accrued $6.6 million in accordance with the cumulative probability approach prescribed in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740-10-25 – Income Taxes.  As a result of this settlement, we recorded an additional federal and state tax expense of $12.1 million for the year ended December 31, 2010 to increase our reserve for uncertain tax positions.  As of December 31, 2010, we show the $18.7 million potential impact as current taxes payable.

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

From time to time, we have claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust.  These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers.  However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans.  Our known exposure to these types of claims, asserted or probable of being asserted, is not material.

In connection with the development of our 50.6 acre Burwood site, it will be necessary to address certain environmental issues.  That property was at one time used as a brickworks and we have discovered petroleum and asbestos at the site.  During 2007, we developed a plan for the remediation of these materials, in some cases through removal and in other cases through encapsulation.  As of December 31, 2010, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $12.3 million (AUS$12.2 million) and as of that date we had incurred a total of $8.4 million (AUS$8.3 million) of these costs.  We do not believe that this has added materially to the overall development cost of the site, as much of the work will be done in connection with the excavation and other development activity already contemplated for the property.

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

The following table sets forth the high and low closing prices of the RDI and RDIB common stock for each of the quarters in 2010 and 2009 as reported by NASDAQ:

		Class A Stock		Class B Stock
		High	Low	High	Low

2010:	Fourth Quarter	$5.30	$4.51	$9.25	$7.53
	Third Quarter	$4.73	$3.87	$8.80	$6.52
	Second Quarter	$4.45	$3.71	$9.90	$5.87
	First Quarter	$4.54	$3.85	$9.90	$5.25

2009:	Fourth Quarter	$4.60	$3.80	$9.50	$5.00
	Third Quarter	$4.69	$3.70	$7.78	$5.14
	Second Quarter	$4.96	$3.25	$7.00	$4.06
	First Quarter	$4.00	$2.90	$4.25	$3.52

Performance Graph

The following line graph compares the cumulative total stockholder return on Reading International, Inc.’s common stock for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 against the cumulative total return as calculated by the NASDAQ composite, the motion picture theater operator group, and the real estate operator group.

Holders of Record

The number of beneficial holders of our Class A Stock and Class B Stock in 2010 was approximately 2,600 and 350, respectively.  On March 14, 2011, the closing price per share of our Class A Stock was $4.95 and the closing price per share of our Class B Stock was $8.13.

Dividends on Common Stock

We have never declared a cash dividend on our common stock and we have no current plans to declare a dividend, however, we review this matter on an ongoing basis.

(b)           Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6 – Selected Financial Data

The table below sets forth certain historical financial data regarding our Company.  This information is derived in part from, and should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), and the related notes to the consolidated financial statements (dollars in thousands, except per share amounts).

	As of or for the Year Ended December 31,
	2010	2009	2008	2007	2006
Revenue	$229,817	$216,685	$196,826	$119,235	$106,125
Operating income (loss)	$13,129	$13,864	$(2,348)	$5,165	$2,415
Income from discontinued operations	$5	$58	$60	$1,896	$--
Net income (loss)	$(12,034)	$6,482	$(16,189)	$(1,100)	$4,528
Net income (loss) attributable to Reading International, Inc. shareholders	$(12,650)	$6,094	$(16,809)	$(2,103)	$3,856
Basic earnings (loss) per share – continuing operations	$(0.56)	$0.27	$(0.75)	$(0.18)	$0.17
Basic earnings (loss) per share – discontinued operations	$--	$--	$--	$0.09	$--
Basic earnings (loss) per share	$(0.56)	$0.27	$(0.75)	$(0.09)	$0.17
Diluted earnings (loss) per share – continuing operations	$(0.56)	$0.27	$(0.75)	$(0.18)	$0.17
Diluted earnings per share – discontinued operations	$--	$--	$--	$0.09	$--
Diluted earnings (loss) per share	$(0.56)	$0.27	$(0.75)	$(0.09)	$0.17
Other Information:

Shares outstanding	22,804,313	22,588,403	22,482,605	22,482,605	22,476,355
Weighted average shares outstanding	22,781,392	22,580,942	22,477,471	22,478,145	22,425,941
Weighted average dilutive shares outstanding	22,781,392	22,767,735	22,477,471	22,478,145	22,674,818

Total assets	$430,349	$406,417	$371,870	$346,071	$289,231
Total debt	$228,821	$226,993	$239,162	$177,195	$130,212
Working capital (deficit)	$(57,634)	$(16,229)	$12,516	$6,345	$(6,997)
Total stockholders’ equity	$112,639	$110,263	$69,447	$124,197	$110,262

EBIT	$13,868	$22,618	$1,030	$8,098	$12,734
Depreciation and amortization	$15,891	$15,135	$18,577	$11,880	$13,212
Add: Adjustments for discontinued operations	$23	$33	$(19)	$41	$--
EBITDA	$29,782	$37,786	$19,588	$20,019	$25,946
Debt to EBITDA	7.68	6.01	12.21	8.85	5.02

Capital expenditure (including acquisitions)	$19,371	$5,686	$75,166	$42,414	$16,389
Number of employees at 12/31	2,109	2,207	1,986	1,383	1,451

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

EBITDA, as calculated by us, may not be comparable to similarly titled measures reported by other companies.  A reconciliation of net income (loss) to EBIT and EBITDA is presented below (dollars in thousands):

	2010	2009	2008	2007	2006
Net income (loss) attributable to Reading International, Inc. shareholders	$(12,650)	$6,094	$(16,809)	$(2,103)	$3,856
Add: Interest expense, net	12,286	14,572	15,740	8,163	6,608
Add: Income tax expense	14,232	1,952	2,099	2,038	2,270
EBIT	$13,868	$22,618	$1,030	$8,098	$12,734
Add: Depreciation and amortization	15,891	15,135	18,577	11,880	13,212
Adjustments for discontinued operations	23	33	(19)	41	--
EBITDA	$29,782	$37,786	$19,588	$20,019	$25,946

Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following review should be read in conjunction with the consolidated financial statements and related notes included in our 2010 Annual Report.  Historical results and percentage relationships do not necessarily indicate operating results for any future periods.

Overview

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Currently, we operate in two business segments:

•	Cinema Exhibition, through our 58 multiplex theaters, and

•	Real Estate, including real estate development and the rental of retail, commercial and live theater assets.

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

While we do not believe the cinema exhibition business to be a growth business, we do believe it to be a business that will likely continue to generate fairly consistent cash flows in the years ahead even in recessionary or inflationary environment.  This is based on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment, movies continue to be a popular, and competitively priced option.  However, since we believe the cinema exhibition business to be a mature business with most markets either adequately screened or over-screened, we see our future asset growth coming more from our real estate development activities and from the acquisition of existing cinemas rather than from the development of new cinemas.  Over time, we anticipate that our cinema operations will become increasingly a source of cash flow to support our real estate oriented activities, rather than a focus of growth, and that our real estate activities will, again, over time become the principal thrust of our business.  From time to time, we invest in the shares of other companies, where we believe the business or assets of those companies to be attractive or to offer synergies to our existing entertainment and real estate businesses.  Also, in the current environment, we intend to be opportunistic in identifying and endeavoring to acquire undervalued assets, particularly assets with proven cash flow and which we believe to be resistant to current recessionary trends.

Business Climate

Cinema Exhibition - General

After years of uncertainty as to the future of digital and 3D exhibition and the impact of these technologies on cinema exhibition, it now appears that the industry is going digital, and that the major exhibitors are in the process of equipping at least one auditorium in each of their significant locations with 3D capability.  In 2010 and 2009, cinemagoers demonstrated a strong appetite for and a willingness to pay premium prices for 3D movies.  The release schedule for 2011 lists 33 titles for 3D release compared to 26 titles for 2010.

By the end of 2011, we anticipate that we will have 3D projectors in not less than 40 out of the 52 cinema locations that we either wholly own or consolidate.  We believe that the transition from film to digital projectors, while likely inevitable, will take some time to roll out and our business plan is to be selective in our selection of auditoriums to be fitted out with such technology, identifying those situations where premiums can best be achieved by having such projection capabilities.

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

Cinema Exhibition – Australia / New Zealand

The film exhibition industry in Australia and New Zealand is highly concentrated in that Village, Event (Greater Union), and Hoyts (the “Major Exhibitors”) control approximately 62% of the cinema box office in Australia while Event and Hoyts control approximately 57% of New Zealand’s cinema box office.  The industry is also vertically integrated in that one of the Major Exhibitors, Roadshow Film Distributors (part of Village), also serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line.  Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow.  Typically, the Major Exhibitors own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas.  In addition, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under-shared facility arrangements, and have historically not engaged in head-to-head competition.

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

Real Estate – Australia and New Zealand

Although there has been a noted decrease in real estate market activity, commercial and retail property values have remained somewhat stable in Australia and mildly affected the market in New Zealand.  Both countries have relatively stable economies with varying degrees of economic growth that are mostly influenced by global trends.  During the latter half of 2008 and into early 2009 interest rates materially decreased to 40-year lows in Australia and New Zealand.  During 2010, interest rates in these areas have again begun to rise.  Up until recently, New Zealand has had consistent growth in rentals and values although project commencements have slowed.  New Zealand values softened during 2009 but have somewhat stabilized during 2010.

Although the Australian property market softened in the first half of 2009, there are signs of improvement in the latter half of the year and during 2010.  An improved sentiment in retail and residential sectors has provided an improved outlook.  These factors and an improving economy are putting upward pressure on interest rates.  The Australian commercial sector has however continued to soften in Australia during 2009.

The large institutional funds are still seeking out prime assets with premium prices being paid for good retail and commercial investments and development opportunities.  Residential projects are in high demand.

Real Estate – North America

The commercial real estate market has followed the larger economy into a downturn that is likely to last through 2011.  We believe that as our real estate is well located in large urban environments, it will be the first to see signs of recovery when the U.S. economy starts to recover.

Business Segments

As indicated above, our two primary business segments are cinema exhibition and real estate.  These segments are summarized as follows:

Cinema Exhibition

One of our primary businesses consists of the ownership and operation of cinemas.  At December 31, 2010 we:

•	owned and operated 52 cinemas with 421 screens;

•	had interests in certain unconsolidated joint ventures in which we have varying interests, which own an additional 4 cinemas with 32 screens; and

•	managed 2 cinemas with 9 screens.

On February 22, 2008, we acquired from two related companies, Pacific Theatres and Consolidated Amusement Theatres, substantially all of their cinema assets in Hawaii (consisting of nine complexes with 98 screens), San Diego County (consisting of four complexes with 51 screens), and central and northern California (consisting of two complexes with 32 screens) for $70.2 million subject to certain purchase price adjustments which have reduced the purchase price to $46.8 million.  We do not anticipate any further reductions in the purchase price.  We refer to these cinemas from time to time in this report as Consolidated Entertainment cinemas.  In addition, during 2008, we opened our Rouse Hill and Dandenong leasehold cinemas in Australia that collectively have 15 screens.

During the third quarter of 2009, we leased two existing cinemas in New York City with 3 screens but elected not to renew the lease of our 5-screen cinema in Market City, Australia.

In 2010, we entered in to a lease for an approximately 33,000 square foot 8-screen art cinema being built as a part of the Mosaic District in the greater Washington D.C. metropolitan area and we opened a new 8-screen cinema in Charlestown, NSW, Australia that opened strongly.  During 2010, we elected not to renew the leases of two underperforming cinemas (representing 12 screens) in New Zealand and the United States.  We also extended our lease (with option to buy) of our Village East Cinema in Manhattan.

Our cinema revenue consists of admissions, concessions, and advertising.  The cinema operating expense consists of the costs directly attributable to the operation of the cinemas including employee-related, occupancy, and operating costs and film rent expense.  Cinema revenue and expense fluctuate with the availability of quality first-run films and the numbers of weeks the first–run films stay in the market.

Real Estate

For fiscal 2010, our income producing real estate holdings consisted of the following properties:

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

•	a New Zealand commercial property and Australian commercial properties rented to unrelated third parties, to be held for current income and long-term appreciation; and

•	the ancillary retail and commercial tenants at some of our non-ETRC cinema properties.

In addition, we have approximately 5.6 million square feet of unimproved real estate held for development in Australia and New Zealand, discussed in greater detail below, and certain unimproved land in the United States that was used in our historic activities.  We also own an 8,783 square foot commercial building in Melbourne, which serves as our administrative headquarters for Australia and New Zealand, approximately 50% of which is leased to an unrelated third party.

In 2010, we acquired the following real property interests:

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

Properties Held for Sale

For fiscal 2010, our investments in property held for sale consisted of:

•
an approximately 50.6 acre property located in the Burwood area of Melbourne, Australia, rezoned from an essentially industrial zone to a priority zone allowing a variety of retail, entertainment, commercial and residential uses.

•
a 1.0-acre parcel of commercial real estate located in Lake Taupo, New Zealand.  A portion of this property was improved with a motel in which we recently renovated the property’s units to be condominiums.  We have enhanced the property value with residential apartment entitlements for the adjoining vacant land.

•	our 66.7% interest in the 5-screen Elsternwick Classic cinema located in Melbourne, Australia.

Property Held For or Under Development

For fiscal 2010, our investments in property held for or under development consisted of:

•
two properties in the Taringa area of Brisbane, Australia of approximately 1.1 acres.  As we no longer have contracts to purchase the adjacent properties, we are currently considering our options on whether to develop or sell these properties;

•
an approximately 3.3 acre property located in the Moonee Ponds area of Melbourne, Australia.  We are currently working to finalize plans for the development of this property into a mixed use entertainment based retail and commercial complex;

•
an approximately 0.9 acre property located adjacent to the Courtenay Central ETRC in Wellington, New Zealand.  We have received all necessary governmental approvals to develop the site for retail, commercial and entertainment purposes as Phase II of our existing ETRC.  We are actively pursuing the development of the next phase of our Courtenay Central property in Wellington, New Zealand; and

•
the Manukau land parcel purchased in 2007, consisting of a 64.0-acre parcel of undeveloped agricultural real estate.  Additionally, on March 31, 2010, we purchased for $3.6 million (NZ$5.2 million) a 6.4 acre property adjacent to this existing property.  This additional property was acquired to improve the access of our larger parcel to the existing road network servicing the area.  We intend to rezone the larger parcel from its current agricultural use to commercial use, and thereafter to redevelop the properties in accordance with its new zoning.  The smaller parcel is already zoned for industrial use.  No assurances can be given that such rezoning will be achieved, or if achieved, that it will occur in the near term.

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

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, at the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.  We review internal management reports on a monthly basis as well as monitor current and potential future competition in film markets for indications of potential impairment.  We evaluate our long-lived assets using historical and projected data of cash flow as our primary indicator of potential impairment and we take into consideration the seasonality of our business.  If the sum of the estimated future cash flows, undiscounted, were to be less than the carrying amount of the asset, then an impairment would be recognized for the amount by which the carrying value of the asset exceeds its estimated fair value based on an appraisal or a discounted cash flow calculation.  Goodwill and intangible assets are evaluated on a reporting unit basis.  The impairment evaluation is based on the present value of estimated future cash flows of the segment plus the expected terminal value.  There are significant assumptions and estimates used in determining the future cash flows and terminal value.  The most significant assumptions include our cost of debt and cost of equity assumptions that comprise the weighted average cost of capital for each reporting unit.  Accordingly, actual results could vary materially from such estimates.  Based on calculations of current value, we recorded impairment losses of $2.2 million, $3.2 million and $4.3 million relating to certain of our property and cinema locations for the years ended December 31, 2010, 2009, and 2008, respectively.  The impairments reflect our estimates of fair value which were based on appraisals or a discounted income approach with market based assumptions.

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards.  We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.  As of December 31, 2010, we had recorded approximately $54.5 million of deferred tax assets related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards and tax credit carry forwards.  These deferred tax assets were fully offset by a valuation allowance in the same amount, resulting in a net deferred tax asset of zero.  The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.  There is no assurance that sufficient future taxable income will be generated to benefit from our tax loss carry forwards and tax credit carry forwards.

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

From time to time, we have claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust.  These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers.  However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans.  Our known exposure to these types of claims, asserted or probable of being asserted, is not material.

From time to time, we are involved with claims and lawsuits arising in the ordinary course of our business that may include contractual obligations; insurance claims; tax claims; employment matters; and anti-trust issues, among other matters.

Results of Operations

We currently operate two operating segments: Cinema Exhibition and Real Estate.  Our cinema exhibition segment includes the operations of our consolidated cinemas.  Our real estate segment includes the operating results of our commercial real estate holdings, cinema real estate, live theater real estate, and ETRC’s.

During 2010, we changed our reporting for intercompany property rent where our cinema operations were substantially the only tenant of such property by eliminating the intersegment revenue and expense relating to the intercompany rent, and transferring the third party lease costs from the real estate segment to the cinema exhibition segment.  This change in management’s structure of the reportable segments commenced on January 1, 2010, such changes to segment reporting are reflected in the segment results for 2010, 2009, and 2008, respectively.  The retroactive presentation in 2009 and 2008 segment results decreased intersegment revenue and expense for the intercompany rent by $4.4 million and $2.2 million, respectively, and transferred the third party lease costs from the real estate segment to the cinema exhibition segment.  The overall results of these changes decreased real estate segment revenue and expense by $4.4 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively.  This change results in a reduction of real estate operating expense and an increase of cinema operating expense of $4.4 million and $2.2 million, respectively, on our Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

The tables below summarize the results of operations for our principal business segments for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands).

Year Ended December 31, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$211,073	$25,210	$(6,466)	$229,817
Operating expense	178,261	8,979	(6,466)	180,774
Depreciation & amortization	10,559	4,617	--	15,176
Impairment expense	--	2,239	--	2,239
General & administrative expense	2,880	1,220		4,100
Segment operating income	$19,373	$8,155	$--	$27,528
Year Ended December 31, 2009	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$201,388	$20,538	$(5,241)	$216,685
Operating expense	165,708	7,353	(5,241)	167,820
Depreciation & amortization	10,816	3,653	--	14,469
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
Impairment expense	--	3,217	--	3,217
Contractual commitment loss	--	1,092	--	1,092
General & administrative expense	2,645	1,063	--	3,708
Segment operating income	$22,219	$3,611	$--	$25,830
Year Ended December 31, 2008	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$181,188	$21,313	$(5,675)	$196,826
Operating expense	153,064	7,451	(5,675)	154,840
Depreciation & amortization	13,702	4,219	--	17,921
Impairment expense	351	3,968	--	4,319
General & administrative expense	3,834	1,123	--	4,957
Segment operating income	$10,237	$4,552	$--	$14,789

Reconciliation to net income (loss):	2010	2009	2008
Total segment operating income	$27,528	$25,830	$14,789
Non-segment:
Depreciation and amortization expense	715	666	656
General and administrative expense	13,684	13,851	16,481
Other operating income	--	(2,551)	--
Operating income (loss)	13,129	13,864	(2,348)
Interest expense, net	(12,286)	(14,572)	(15,740)
Other income (expense)	(347)	(2,013)	991
Gain on sale of assets	352	(2)	--
Income from discontinued operations	5	58	60
Income tax expense	(14,232)	(1,952)	(2,099)
Equity earnings of unconsolidated joint ventures and entities	1,345	117	497
Gain on sale of unconsolidated joint venture	--	268	2,450
Gain on extinguishment of debt	--	10,714	--
Net income (loss)	$(12,034)	$6,482	$(16,189)
Net income attributable to noncontrolling interests	(616)	(388)	(620)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(12,650)	$6,094	$(16,809)

Cinema Exhibition Segment

The following tables and discussion that follows detail our operating results for our 2010, 2009, and 2008 cinema exhibition segment (dollars in thousands):

Year Ended December 31, 2010	United States	Australia	New Zealand	Total
Admissions revenue	$73,266	$61,640	$15,601	$150,507
Concessions revenue	27,391	18,658	3,861	49,910
Advertising and other revenue	5,096	4,559	1,001	10,656
Total revenue	105,753	84,857	20,463	211,073

Cinema costs	89,531	63,976	15,578	169,085
Concession costs	4,260	4,009	907	9,176
Total operating expense	93,791	67,985	16,485	178,261

Depreciation and amortization	6,556	2,969	1,034	10,559
General & administrative expense	2,040	840	--	2,880
Segment operating income	$3,366	$13,063	$2,944	$19,373

Year Ended December 31, 2009	United States	Australia	New Zealand	Total
Admissions revenue	$75,105	$53,533	$13,985	$142,623
Concessions revenue	29,021	17,862	3,905	50,788
Advertising and other revenue	4,820	2,383	774	7,977
Total revenue	108,946	73,778	18,664	201,388

Cinema costs	88,839	54,073	13,636	156,548
Concession costs	4,602	3,662	896	9,160
Total operating expense	93,441	57,735	14,532	165,708

Depreciation and amortization	7,043	2,658	1,115	10,816
General & administrative expense	1,943	702	--	2,645
Segment operating income	$6,519	$12,683	$3,017	$22,219

Year Ended December 31, 2008	United States	Australia	New Zealand	Total
Admissions revenue	$64,881	$48,479	$14,141	$127,501
Concessions revenue	25,097	16,279	4,166	45,542
Advertising and other revenue	4,760	2,515	870	8,145
Total revenue	94,738	67,273	19,177	181,188

Cinema costs	77,455	51,202	15,242	143,899
Concession costs	4,476	3,641	1,048	9,165
Total operating expense	81,931	54,843	16,290	153,064

Depreciation and amortization	9,174	2,831	1,697	13,702
Impairment expense	--	--	351	351
General & administrative expense	2,735	1,094	5	3,834
Segment operating income	$898	$8,505	$834	$10,237

Cinema Results for 2010 Compared to 2009

•	Cinema revenue increased in 2010 by $9.7 million or 4.8% compared to 2009. The geographic activity of our revenue can be summarized as follows:

o
United States - Revenue in the United States decreased by $3.2 million or 2.9%.  This decrease in revenue was predominately attributable to a decrease in box office admissions of 564,000 which included a decrease in admissions from one of the acquired cinemas of the Consolidated Entertainment cinemas acquisition resulting in a purchase price adjustment of $12.5 million (see Note 8 – Acquisitions and Assets Held for Sale).  The U.S. revenue was also affected by a decrease in concessions revenue of $1.6 million offset by a $0.35 increase in average ticket price.

o
Australia - Revenue in Australia increased by $11.1 million or 15.0%.  This increase in revenue was predominately attributable to a year over year increase in the average ticket price of $0.81 coupled with a 16.2% increase in the value of the Australia dollar compared to the U.S. dollar.  This change in currency value translated to higher Australian revenue for 2010 compared to 2009 (see below).  These increases in revenue were offset by a decrease in box office admissions of 414,000 compared to 2009.

o
New Zealand - Revenue in New Zealand increased by $1.8 million or 9.6%.  This increase in revenue was predominately attributable to a year over year increase in the average ticket price of $0.60 coupled with a 13.6% increase in the value of the New Zealand dollar compared to the U.S. dollar.  This change in currency value translated to higher New Zealand revenue for 2010 compared to 2009 (see below).  These increases in revenue were offset by a decrease in box office admissions of 121,000 compared to 2009.

•	Operating expense increased in 2010 by $12.6 million or 7.6% compared to 2009. Year over year operating expense increased in relation to revenue from 82.3% to 84.5%.

o
United States - Operating expense in the United States increased by $350,000 or 0.4% primarily due to the newly leased 3D equipment and the associated increased labor-intensive nature of showing 3D films.

o
Australia - Operating expense in Australia increased by $10.3 million or 17.8%.  This increase was in line with the above-mentioned increase in cinema revenue associated with the year over year increase in the value of the Australia dollars compared to the U.S. dollar (see below).

o
New Zealand - Operating expense in New Zealand increased by $2.0 million or 13.4%.  This increase was in line with the above-mentioned increase in cinema revenue associated with the year over year increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).

•
Depreciation expense decreased in 2010 by $257,000 or 2.4% compared to 2009.  This decrease was primarily related to in short useful lives of the used assets associated with our Consolidated Entertainment cinemas purchased February 2008.

•
General and administrative expense increased in 2010 by $235,000 or 8.9% compared to 2009.  This increase was primarily related to higher occupancy costs and a one-time union pension settlement in the U.S. and the aforementioned increase in the Australia dollar in 2010 compared to 2009 (see below).

•	Australia and New Zealand monthly average exchange rates for 2010 increased by 16.2% and 13.6%, respectively, from those in 2009, which had an overall positive impact on the income statement.

•
As a result, cinema exhibition segment operating income decreased in 2010 by $2.8 million compared to 2009 primarily from the aforementioned decrease in revenue from our U.S. cinema operations driven in large part by the $1.6 million decrease in revenue from one of our acquired Consolidated Entertainment cinemas.

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

•	We recorded a one-time $351,000 impairment charge related to certain New Zealand cinema assets during 2008. This impairment expense did not reoccur in 2009.

•	General and administrative expense decreased in 2009 by $1.2 million or 31.0% compared to 2008. The change was primarily related to cost cutting measures throughout the segment.

•	Australia and New Zealand monthly average exchange rates for 2009 decreased by 7.0% and 11.0%, respectively, from those in 2008, which had an overall negative impact on the income statement.

•
As a result, cinema exhibition segment operating income increased in 2009 by $12.0 million compared to 2008 primarily from our improved cinema operations in all geographic areas, despite the negative effects of currency fluctuations from year to year.

Real Estate Segment

As discussed above, our other major business segment is the development and management of real estate.  These holdings include our rental live theaters, certain fee owned properties used in our cinema business, and unimproved real estate held for development.  The tables and discussion that follow detail our operating results for our 2010, 2009, and 2008 real estate segment (dollars in thousands):

Year Ended December 31, 2010	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,082	$--	$--	$3,082
Property rental income	1,732	13,922	6,474	22,128
Total revenue	4,814	13,922	6,474	25,210

Live theater costs	2,044	--	--	2,044
Property rental cost	455	4,961	1,519	6,935
Total operating expense	2,499	4,961	1,519	8,979

Depreciation and amortization	321	2,818	1,478	4,617
Impairment expense	--	2,239	--	2,239
General & administrative expense	13	1,134	73	1,220
Segment operating income	$1,981	$2,770	$3,404	$8,155

Year Ended December 31, 2009	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$2,665	$--	$--	$2,665
Property rental income	1,545	10,853	5,475	17,873
Total revenue	4,210	10,853	5,475	20,538

Live theater costs	1,551	--	--	1,551
Property rental cost	493	3,997	1,312	5,802
Total operating expense	2,044	3,997	1,312	7,353

Depreciation and amortization	334	1,954	1,365	3,653
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
Impairment expense	--	--	3,217	3,217
Contractual commitment loss	--	--	1,092	1,092
General & administrative expense	18	914	131	1,063
Segment operating income (loss)	$1,814	$3,439	$(1,642)	$3,611

Year Ended December 31, 2008	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$3,583	$--	$--	$3,583
Property rental income	1,179	9,690	6,861	17,730
Total revenue	4,762	9,690	6,861	21,313

Live theater costs	1,892	--	--	1,892
Property rental cost	760	3,262	1,537	5,559
Total operating expense	2,652	3,262	1,537	7,451

Depreciation and amortization	351	2,189	1,679	4,219
Impairment expense	--	3,091	877	3,968
General & administrative expense	14	1,019	90	1,123
Segment operating income	$1,745	$129	$2,678	$4,552

Real Estate Results for 2010 Compared to 2009

•
Real estate revenue increased by $4.7 million or 22.7% compared to 2009.  The increase in revenue was primarily related to increased rental income from our Australia properties, primarily related to a full year of rent from our Indooroopilly building and an increase in live theater revenue in the U.S. coupled with fluctuations in currency exchange rates (see below).

•
Operating expense for the real estate segment increased by $1.6 million or 22.1% compared to 2009.  This increase in expense was primarily related to the increased live theater costs of $493,000, which corresponds with the aforementioned increase in live theater revenue, and with the aforementioned fluctuations in currency exchange rates (see below).

•	Depreciation expense for the real estate segment increased by $964,000 or 26.4% compared to 2009 primarily due to the impact of currency fluctuations (see below).

•	We recorded a loss, in effect catch up depreciation, during 2009, on transfer of real estate held for sale to continuing operations of $549,000 related to our Auburn property.

•
We recorded a decrease in real estate impairment losses of $978,000.  In 2010, we recorded a $2.2 million impairment charge related to our Taringa real estate property primarily associated with the development costs of the project.  In 2009, we recorded a $3.2 million impairment loss due to weak property values in New Zealand and a contractual commitment loss of $1.1 million associated with a property that we were under an unconditional contract to purchase in April 2010.

•
General and administrative costs increased by $157,000 or 14.8% compared to 2009 primarily due with the impact of currency fluctuations (see below) offset by our continuing cost cutting measures associated with our U.S. and New Zealand operations.

•	Australia and New Zealand monthly average exchange rates for 2010 increased by 16.2% and 13.6%, respectively, from those in 2009, which had an overall positive impact on the income statement.

•	As a result of the above, real estate segment income increased by $4.5 million compared to 2009.

Real Estate Results for 2009 Compared to 2008

•
Real estate revenue decreased by $775,000 or 3.6% compared to 2008.  The decrease in revenue was primarily related to decreased live theater revenue in the U.S. and decreased real estate revenue from our New Zealand properties, driven by a market reduction of intercompany rent to our Courtenay Central cinema coupled with fluctuations in currency exchange rates (see below) offset by increased rental income from our Australia properties.

•
Operating expense for the real estate segment decreased by $98,000 or 1.3% compared to 2008.  This decrease in expense was primarily related to decreased live theater costs which corresponds with the aforementioned decrease in live theater revenue, offset by increased property costs from our Australia properties.

•	Depreciation expense for the real estate segment decreased by $566,000 or 13.4% compared to 2008 primarily due to the impact of currency fluctuations (see below).

•	We recorded a loss, in effect catch up depreciation, during 2009, on transfer of real estate held for sale to continuing operations of $549,000 related to our Auburn property.

•
We recorded a decrease in real estate impairment losses of $751,000 as the real estate market stabilized in Australia but remained somewhat weak in New Zealand.  Additionally, we recorded a contractual commitment loss of $1.1 million associated with a property which we were under an unconditional contract to purchase in 2010.

•
General and administrative costs decreased by $60,000 or 5.3% compared to 2008 primarily due cost cutting measures associated with our Australia operations coupled with the impact of currency fluctuations (see below).

•	Australia and New Zealand monthly average exchange rates for 2009 decreased by 7.0% and 11.0%, respectively, from those in 2008, which had an overall negative impact on the income statement.

•	As a result of the above, real estate segment income decreased by $941,000 compared to 2008.

Non-Segment Activity

Non-segment expense/income includes expense and/or income that is not directly attributable to our other operating segments.

2010 Compared to 2009

During 2010, the decrease of $167,000 in corporate General and Administrative expense was primarily made up of:

•
$376,000 decrease in legal fees in 2010 associated principally with the settlement of our Malulani Investments Limited (“MIL”) case in 2009 (we anticipate that these legal costs will continue to decrease as we have settled all of our major outstanding cases over the past two years); and

•	$332,000 of reduced corporate payroll expense; offset by

•	$542,000 of increased professional fees for our 2010 settlement of the tax litigation case and for real estate and administrative activities.

Also during 2010:

•
net interest expense decreased by $2.3 million compared to 2009.  The decrease in interest expense during 2010 was primarily driven by a $3.7 million decrease in interest from our Nationwide Notes associated with the $16.9 million in note reductions during 2010 and a $705,000 decrease in interest associated with the 2009 paydown of our Trust Preferred Securities offset by a net $1.1 million increase  to interest associated with the mark-to-market of our interest swaps and cap and an increase to interest expense of $1.4 million associated with an increase to Australian interest rates.

•
we recorded a $347,000 other loss which included offsetting settlements related to our Whitehorse Center litigation and the 2008 sale of our interest in the Botany Downs cinema; a $605,000 loss associated with our Mackie litigation; and a recovery of previously written-off receivables.  The $2.0 million other loss in 2009 included a $1.0 million other-than-temporary loss on marketable securities; a $2.3 million loss on foreign currency transactions; $848,000 in litigation loss accruals; offset by a $1.5 million gain from fees associated with a terminated option and $481,000 in gains from legal settlements.

•	we recorded a $352,000 gain on sale of assets primarily related to a deferred gain on sale of a property.

•	we recorded an increase in income tax expense of $12.3 million primarily relating to our July 2010 settlement with the IRS on our Tax Audit/Litigation case.

•
we recorded an increase of $1.2 million in equity earnings from unconsolidated investments primarily related to distributions from Rialto Distributions of $286,000 after recording losses of $1.1 million in 2009.

2009 Compared to 2008

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

Net Income Attributable to Reading International, Inc. Common Shareholders

For the years ending 2010, 2009 and 2008, our consolidated business units produced a net loss of $12.7 million (primarily driven by our IRS Tax Audit/Litigation case), a net income of $6.1 million, and a net loss of $16.8 million, respectively, attributable to Reading International, Inc. common shareholders.  For many of the years prior to 2010, we consistently experienced net losses.  However, as explained in the Cinema and Real Estate segment sections above, we have generally noted improvements in our segment operating income such that we have a positive segment operating income for each of the years of 2010, 2009, and 2008 that in years past has been negative.  Although we cannot assure that this trend will continue, we are committed to the overall improvement of earnings through good fiscal management.

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

With the changes to the worldwide credit markets, the business community is concerned that credit will be more difficult to obtain especially for potentially risky ventures like business and asset acquisitions.  However, we believe that our acquisitions over the past few years coupled with our strengthening operational cash flows demonstrate our ability to improve our profitability.  We believe that this business model will help us to demonstrate to lending institutions our ability not only to do new acquisitions but also to service the associated debt.

Discussion of Our Statement of Cash Flows

The following discussion compares the changes in our cash flows over the past three years.

Operating Activities

2010 Compared to 2009.  Cash provided by operations was $22.8 million in 2010 compared to $18.0 million in the 2009.  The increase in cash provided by operations of $4.8 million was due primarily to a $2.0 million from the changes in operating assets and liabilities (excluding $12.7 million change in accrual for our tax litigation settlement) and $2.8 million increase of operational cash flows.

2009 Compared to 2008.  Cash provided by operations was $18.0 million in 2009 compared to $24.3 million provided by operations in 2008.  The decrease in cash provided by operations of $6.3 million was due primarily to an $8.2 million operational cash flow increase offset by a $14.6 million decrease in cash provided by changes in operating assets and liabilities for 2009 compared to 2008.

Investing Activities

Cash used in investing activities for 2010 was $21.0 million compared to $12.9 million in 2009 and $69.5 million in 2008.  The following summarizes our discretionary investing activities for each of the three years ending December 31, 2010:

The $21.0 million cash used in 2010 was primarily related to:

•	$14.1 million in property enhancements to our existing properties;

•	$5.3 million in acquisitions; and

•	$1.8 million of change in restricted cash

offset by

•	$229,000 in return of investment of unconsolidated entities.

The $12.9 million cash used in 2009 was primarily related to:

•	$5.7 million in property enhancements to our existing properties;

•	$706,000 deposit to purchase a property adjacent to our Manukau property; and

•	$11.5 million to purchase marketable securities to exchange for our Reading International Trust I securities;

offset by

•	$1.3 million in restricted cash primarily related to the use of construction deposits made in 2008 for repair work to one of our cinemas;

•	$3.3 million in return of investment of unconsolidated entities; and

•	$285,000 of sale option proceeds for our Auburn property.

The $69.5 million cash used in 2008 was primarily related to:

•	$49.2 million to purchase the assets of the Consolidated Cinemas circuit;

•	$2.5 million to purchase other real estate assets;

•	$1.9 million in restricted cash primarily related to construction deposits for repair work on one of our cinemas; and

•	$23.4 million in property enhancements to our existing properties;

offset by

•	$2.0 million of deposit returned upon acquisition of the Consolidated Cinemas circuit;

•	$1.3 million of sale option proceeds for our Auburn property;

•	$910,000 of proceeds from insurance settlement; and

•	$3.3 million of cash received from the sale of our interest in the Botany Downs cinema in New Zealand.

Financing Activities

Cash provided by financing activities for 2010 and 2008 was $5.5 million and $60.2 million, respectively, compared to cash used in financing activities of $14.4 million in 2009.  The following summarizes our financing activities for each of the three years ending December 31, 2010:

The $5.5 million cash provided in 2010 was primarily related to:

•	$8.0 million of borrowing on our New Zealand credit facility;

•	$7.2 million of borrowing proceeds from our new Union Square Theater Term Loan net of capitalized borrowing costs;

•	$7.0 million of new borrowings from our recently renegotiated GE capital loan net of capitalized borrowing costs;

•	$225,000 of contributions from noncontrolling interests; and

•	$248,000 of proceeds from the exercise of employee stock options;

offset by

•	$15.5 million of loan repayments including $6.9 million for the pay off of our Union Square Term Loan, $5.0 million for the pay off of our SHC Loan, and $3.2 million pay down of our GE Capital Loan;

•	$251,000 of repurchase of Class A Nonvoting Common Stock; and

•	$1.4 million in noncontrolling interest distributions.

The $14.4 million cash used in 2009 was primarily related to:

•	$1.5 million of borrowing on our Australia Construction facility; and

•	$175,000 of noncontrolling interest contributions;

offset by

•	$14.9 million of loan repayments including $8.3 million to pay down on our GE Capital loan and $6.1 million to pay off our Australia Construction facility; and

•	$1.1 million in noncontrolling interest distributions.

The $60.2 million cash provided in 2008 was primarily related to:

•	$48.0 million of net proceeds from our new GE Capital Term Loan used to finance the Consolidated Entertainment transaction;

•	$7.1 million of net proceeds from our new Liberty Theaters loan;

•	$4.5 million of borrowing on the Nationwide Loans; and

•	$13.2 million of borrowing on our Australia and New Zealand credit facilities;

offset by

•	$9.4 million of loan repayments including $9.0 million to pay down on our GE Capital loan;

•	$1.1 million waiver fee on our TPS; and

•	$1.6 million in distributions to holders of noncontrolling interests.

Future Liquidity and Capital Resources

We believe that we have sufficient borrowing capacity to meet our short-term working capital requirements.

During the past 24 months, we have put into place several measures that already have or will have a positive effect on our overall liquidity, including:

•
receiving on March 9, 2011, credit approval from National Australia Bank for a $106.3 million (AUS$105.0 million) facility that will replace our expiring Australia Corporate Credit Facility which will allow us to fully repay our $101.7 million (AUS$100.5 million) of outstanding debt.

•
renegotiating our GE Capital loan resulting in an increase in the loan balance by $8.0 million and the ability to use a larger portion of cash flows from our Consolidated Entertainment Inc. subsidiary.

•	signing a new 5-year term loan on our U.S. Union Square theatre with a loan balance of $7.4 million.

•	renegotiating our Sutton Hill Capital loan, paying off the $5.0 million loan and extending the $9.0 million loan along with an option to purchase Village East building lease.

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

To meet our current and future liquidity requirements, we have the following external sources of unused liquidity:

•	$15.2 million (NZ$18.5 million) is available on our New Zealand Corporate Credit facility and

•	$3.0 million is available on our Bank of America Line of Credit.

Potential uses for funds during 2011 that would reduce our liquidity, other than those relating to working capital needs and debt service requirements include:

•	Payment of legal settlement obligation for the Tax/Audit Litigation;

•	Fit out/deposit for Mosaic Angelika;

•	securing digital and digital 3D projectors for selective sites in our worldwide circuit;

•	the selective development of our currently held for development projects; and

•	the acquisition of assets with proven cash flow that we believe to be resistant to the current recessionary trends.

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

The term of our Australian Credit Facility with BOS International matures on June 30, 2011.  Accordingly, the December 31, 2010 outstanding balance of this debt of $101.7 million (AUS$100.5 million) is classified as current on our balance sheet.  In October 2010, we were advised by BOS International that it was curtailing lending activities in Australia, and would not be renewing our $111.3 million (AUS$110.0 million) credit facility.  At December 31, 2010, we had drawn $101.7 million (AUS$100.5 million) against this facility and issued lease guarantees of $4.1 million (AUS$4.0 million) out of our total borrowing limit of $111.3 million (AUS$110.0 million) on the facility.

We have met with several of the major Australian Banks to review the proposed terms and conditions of potential new credit facilities that could replace the current expiring Australian Credit Facility.  On March 9, 2011, management received a provision to finance letter from National Australia Bank confirming that it has formally approved financing of $106.3 million (AUS$105.0 million) in committed facilities for a term of three years commencing on or before June 30, 2011 to Reading Entertainment Australia.  As compared to our current Australian Credit Facility which had an interest rate of approximately 1.95% above the Bank Bill Swap Bid Rate (BBSY bid rate), our new credit facility will primarily be at an interest rate of 2.90% above the BBSY bid rate.  The collateral pledged as security under the new credit facility will be equivalent to that of the expiring Australian Credit Facility.  The new credit facility will require annual principal payments of between $7.1 million (AUS$7.0 million) and $9.1 million (AUS$9.0 million) which will be paid from Reading Entertainment Australia operating cash flows.  The covenants of the new credit facility include an EBITDA leverage multiple maintenance requirement, a fixed charge coverage ratio, a debt service cover ratio and other financial covenants designed to protect the bank’s security interest in Reading Entertainment Australia.  Management has evaluated the terms and conditions described above, and determined that maintaining the covenants and payment commitments over the term of the new credit facility is expected to be achievable without any material alteration to the current operating activities of Reading Entertainment Australia.  Provision of financing is subject to satisfactory final loan documentation and the fulfillment of all applicable conditions precedent set out within that documentation.

We believe that we will be able to use $101.7 million (AUS$100.5 million) of the funds from the new credit facility to satisfy the principal payments due on the current Australian Credit Facility expiring on June 30, 2011.  We currently have $16.6 million (AUS$16.4 million) in cash in Australia and also have borrowing capacity under our New Zealand Credit facility of $15.2 million (NZ$18.5 million) and our Bank of America line of credit of $3.0 million available to provide any necessary liquidity to our global operations.

In late February 2007, it became apparent that our cost estimates with respect to the Burwood site preparation were low, as the extent of the contaminated soil present at the site – a former brickworks – was greater than we had originally believed.  Our estimated cost of $600.0 million included approximately $1.8 million (AUS$1.8 million) of estimated cost to remove the contaminated soil.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter, we intend to address these issues in connection with our planned redevelopment of this site as a mixed-use retail, entertainment, commercial and residential complex.  As of December 31, 2010, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $12.3 million (AUS$12.2 million) and as of that date we had incurred a total of $8.4 million (AUS$8.3 million) of these costs.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410-30-25 – Environmental Obligations contamination clean up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt	$108,124	$40,534	$12,994	$6,914	$23,342	$--	$191,908
Long-term debt to related parties	--	--	9,000	--	--	--	9,000
Subordinated notes	--	--	--	--	--	27,913	27,913
Pension liability	9	18	28	37	48	4,266	4,406
Lease obligations	29,066	27,505	24,999	21,757	18,076	77,480	198,883
Interest on long-term debt	11,293	5,885	4,206	2,926	2,200	13,389	39,899
Total	$148,492	$73,942	$51,227	$31,634	$43,666	$123,048	$472,009

Estimated interest on long-term debt is based on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million increasing to $13.7 million, to $14.5 million, and to $15.3 million as of December 31, 2007, 2008, and 2009, respectively.  As of December 31 2010, the gross unrecognized tax benefit increased to $20.6 million, substantially as a result of having settled our Tax Audit/Litigation case (see Note 19 – Commitments and Contingencies).  Except as may occur in connection with the deficiency of $18.7 million related to the settlement of the Tax Audit/Litigation, we do not expect a significant tax payment related to the $20.6 million in uncertain tax positions within the next 12 months.

Unconsolidated Joint Venture Debt

Total debt of unconsolidated joint ventures was $653,000 and $979,000 as of December 31, 2010 and December 31, 2009, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $218,000 and $326,000 as of December 31, 2010 and December 31, 2009, respectively.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

In the first quarter 2009, we took advantage of current market illiquidity for securities such as our TPS to repurchase $22.9 million of those securities for $11.5 million.  In addition, in December 2008, we secured a waiver of all financial covenants with respect to our TPS for a period of nine years, in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million and a contractual obligation to pay $270,000 in December 2011 and $270,000 in December 2014.  In the event that the remaining payments are not made, the only remedy is the termination of the waiver.  Because of this transaction, which was partially funded with borrowings against our New Zealand line-of-credit, we once again have substantially matched the currency in which we have financed our developments with the jurisdictions in which these developments are located.

Our exposure to interest rate risk arises out of our long-term debt obligations.  Consistent with our internally developed guidelines, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a fixed rate into a variable rate and vice versa.  Our internal procedures allow us to enter into derivative contracts on certain borrowing transactions to achieve this goal.  Our Australian Credit Facility provides for floating interest rates based on the Bank Bill Swap Bid Rate (BBSY bid rate), but requires that not less than 70% of the loan be swapped into fixed rate obligations.  Additionally, under our GE Capital Term Loan, we are required to swap no less than 50% of the December 1, 2010 balance of $37.5 million for the first three years of the revised loan agreement (see Note 12 – Notes Payable), but have elected to swap 100% of the balance for the first three years.

In accordance with FASB ASC 815-20 – Derivatives and Hedging, we marked our interest swap instruments to market on the consolidated balance sheet resulting in a $284,000 decrease to interest expense during 2010, $1.4 million decrease to interest expense during 2009, and a $2.1 million increase to interest expense during 2008.

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

At December 31, 2010, approximately 55% and 16% of our assets (determined by the book value of such assets) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $18.1 million in cash and cash equivalents.  At December 31, 2009, approximately 50% and 16% of our assets were invested in assets denominated in Australian and New Zealand dollars, respectively, including approximately $15.4 million in cash and cash equivalents.

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

Historically, our policy has been to borrow in local currencies to finance the development and construction of our entertainment complexes in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, approximately 49% and 53% of our Australian and New Zealand assets (based on book value), respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the U.S. and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $11.5 million and $3.7 million, respectively, and the change in annual net income would be $239,000 and $41,000, respectively.  At the present time, we have no plan to hedge such exposure.  We believe that this currency risk is mitigated by the long-term nature of the fully subordinated notes and our recent ability to repurchase, at a discount, some of these securities.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  We have accumulated unrealized foreign currency translation gains of approximately $59.1 million and $43.2 million as of December 31, 2010 and 2009, respectively.

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

The majority of our loans have fixed interest rates; however, one of our international loans has a variable interest rate and a change of approximately 1% in short-term interest rates would have resulted in approximately $204,000 increase or decrease in our 2010 interest expense.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Reading International, Inc.
Commerce, California

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reading International, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company's Australian Credit Facility with an outstanding balance of $101.7 million as of December 31, 2010 matures on June 30, 2011 and the Company is currently in negotiations to obtain a new credit facility.  Management's plans concerning this matter are discussed in Note 2 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California
March 15, 2011

Reading International, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2010 and 2009
(U.S. dollars in thousands)
	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$34,568	$24,612
Receivables	5,470	9,458
Inventory	989	860
Investment in marketable securities	2,985	3,120
Restricted cash	2,159	321
Prepaid and other current assets	3,536	3,078
Assets held for sale	55,210	--
Total current assets	104,917	41,449

Property held for and under development	35,702	78,676
Property & equipment, net	220,250	200,749
Investment in unconsolidated joint ventures and entities	10,415	9,732
Investment in Reading International Trust I	838	838
Goodwill	21,535	37,411
Intangible assets, net	20,156	22,655
Other assets	16,536	14,907
Total assets	$430,349	$406,417

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$15,930	$14,943
Film rent payable	5,757	7,256
Notes payable – current portion	108,124	7,914
Note payable to related party – current portion	--	14,000
Taxes payable	23,872	6,140
Deferred current revenue	8,727	6,968
Other current liabilities	141	457
Total current liabilities	162,551	57,678
Notes payable – long-term portion	83,784	177,166
Notes payable to related party – long-term portion	9,000	--
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	2,267	6,968
Deferred non-current revenue	41	577
Other liabilities	32,154	25,852
Total liabilities	317,710	296,154
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized, 31,500,693 issued and 21,308,823 outstanding at December 31, 2010 and 35,610,857 issued and 21,132,582 outstanding at December 31, 2009	216	215
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at December 31, 2010 and at December 31, 2009	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued or outstanding shares at December 31, 2010 and 2009	--	--
Additional paid-in capital	134,236	134,044
Accumulated deficit	(76,035)	(63,385)
Treasury shares	(3,765)	(3,514)
Accumulated other comprehensive income	57,120	41,514
Total Reading International, Inc. stockholders’ equity	111,787	108,889
Noncontrolling interests	852	1,374
Total stockholders’ equity	112,639	110,263
Total liabilities and stockholders’ equity	$430,349	$406,417

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Operations for the Three Years Ended December 31, 2010
(U.S. dollars in thousands, except per share amounts)
	Year Ended December 31,
	2010	2009	2008
Operating revenue
Cinema	$211,073	$201,388	$181,188
Real estate	18,744	15,297	15,638
Total operating revenue	229,817	216,685	196,826
Operating expense
Cinema	171,795	160,467	147,389
Real estate	8,979	7,353	7,451
Depreciation and amortization	15,891	15,135	18,577
Loss on transfer of real estate held for sale to continuing operations	--	549	--
Impairment expense	2,239	3,217	4,319
Contractual commitment loss	--	1,092	--
General and administrative	17,784	17,559	21,438
Other operating income	--	(2,551)	--
Total operating expense	216,688	202,821	199,174

Operating income (loss)	13,129	13,864	(2,348)

Interest income	1,351	1,154	1,009
Interest expense	(13,637)	(15,726)	(16,749)
Gain on extinguishment of debt	--	10,714	--
Net gain (loss) on sale of assets	352	(2)	--
Other income (expense)	(347)	(2,013)	991
Income (loss) before discontinued operations, income tax expense, and equity earnings of unconsolidated joint ventures and entities	848	7,991	(17,097)
Income from discontinued operations, net of tax	5	58	60
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	853	8,049	(17,037)
Income tax expense	(14,232)	(1,952)	(2,099)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	(13,379)	6,097	(19,136)
Equity earnings of unconsolidated joint ventures and entities	1,345	117	497
Gain on sale of unconsolidated joint venture	--	268	2,450
Net income (loss)	$(12,034)	$6,482	$(16,189)
Net income attributable to noncontrolling interests	(616)	(388)	(620)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(12,650)	$6,094	$(16,809)
Earnings (loss) per common share attributable to Reading International, Inc. shareholders – basic:
Earnings (loss) from continuing operations	$(0.56)	$0.27	$(0.75)
Earnings (loss) from discontinued operations, net	0.00	0.00	0.00
Basic earnings (loss) per share attributable to Reading International, Inc. shareholders	$(0.56)	$0.27	$(0.75)
Weighted average number of shares outstanding – basic	22,781,392	22,580,942	22,477,471
Earnings (loss) per common share attributable to Reading International, Inc. shareholders – diluted:
Earnings (loss) from continuing operations	$(0.56)	$0.27	$(0.75)
Earnings (loss) from discontinued operations, net	0.00	0.00	0.00
Diluted earnings (loss) per share attributable to Reading International, Inc. shareholders	$(0.56)	$0.27	$(0.75)
Weighted average number of shares outstanding – diluted	22,781,392	22,767,735	22,477,471

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2010
(U.S. dollars in thousands)

	Common Stock
	Class A Shares	Class A Par Value	Class B Shares	Class B Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Reading International, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
At January 1, 2008	20,987	$216	1,495	$15	$131,930	$(4,306)	$(52,670)	$46,177	$121,362	$2,835	$124,197
Net loss	--	--	--	--	--	--	(16,809)	--	(16,809)	620	(16,189)
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	(39,196)	(39,196)	(53)	(39,249)
Accrued pension service costs	--	--	--	--	--	--	--	318	318	--	318
Unrealized loss on securities	--	--	--	--	--	--	--	(21)	(21)	--	(21)
Total comprehensive loss	--	--	--	--	--	--	--	--	(55,708)	567	(55,141)
Stock option and restricted stock compensation expense	--	--	--	--	1,976	--	--	--	1,976	--	1,976
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(1,585)	(1,585)
At December 31, 2008	20,987	$216	1,495	$15	$133,906	$(4,306)	$(69,479)	$7,278	$67,630	$1,817	$69,447
Net income	--	--	--	--	--	--	6,094	--	6,094	388	6,482
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	34,130	34,130	141	34,271
Accrued pension service costs	--	--	--	--	--	--	--	(418)	(418)	--	(418)
Unrealized gain on securities	--	--	--	--	--	--	--	524	524	--	524
Total comprehensive income	--	--	--	--	--	--	--	--	40,330	529	40,859
Stock option and restricted stock compensation expense	--	--	--	--	916	--	--	--	916	--	916
Cancelation of treasury shares	--	(1)	--	--	(791)	792	--	--	--	--	--
Class A common stock issued for stock bonuses and options exercised	146	--	--	--	13	--	--	--	13	--	13
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	175	175
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(1,147)	(1,147)
At December 31, 2009	21,133	$215	1,495	$15	$134,044	$(3,514)	$(63,385)	$41,514	$108,889	$1,374	$110,263
Net income	--	--	--	--	--	--	(12,650)	--	(12,650)	616	(12,034)
Other comprehensive income:
Cumulative foreign exchange rate adjustment	--	--	--	--	--	--	--	15,972	15,972	43	16,015
Accrued pension service costs	--	--	--	--	--	--	--	112	112	--	112
Unrealized loss on securities	--	--	--	--	--	--	--	(478)	(478)	--	(478)
Total comprehensive income	--	--	--	--	--	--	--	--	2,956	659	3,615
Stock option and restricted stock compensation expense	--	--	--	--	821	--	--	--	821	--	821
Purchase of treasury shares	(63)	--	--	--	--	(251)	--	--	(251)	--	(251)
Class A common stock issued for stock bonuses and options exercised	239	1	--	--	248	--	--	--	249	--	249
Deemed distribution from capital lease	--	--	--	--	(877)	--	--	--	(877)	--	(877)
Contributions from noncontrolling shareholders	--	--	--	--	--	--	--	--	--	225	225
Distributions to noncontrolling shareholders	--	--	--	--	--	--	--	--	--	(1,406)	(1,406)
At December 31, 2010	21,309	$216	1,495	$15	$134,236	$(3,765)	$(76,035)	$57,120	$111,787	$852	$112,639

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2010
(U.S. dollars in thousands)
	Year Ended December 31,
	2010	2009	2008
Operating Activities
Net income (loss)	$(12,034)	$6,482	$(16,189)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized (gain) loss on foreign currency translation	(59)	2,257	574
Equity earnings of unconsolidated joint ventures and entities	(1,345)	(117)	(497)
Distributions of earnings from unconsolidated joint ventures and entities	1,352	1,167	951
Loss provision on marketable securities	--	1,047	607
Loss provision on impairment of asset	2,239	3,217	4,319
Loss associated with contractual commitment	--	1,092	--
Gain on sale of assets, net	(352)	--	--
Loss on transfer of real estate held for sale to continuing operations	--	549	--
Gain on the sale of unconsolidated joint venture or entity	--	(268)	(2,450)
Gain on insurance settlement	--	--	(910)
Gain on option termination	--	(1,530)	--
Gain in other operating income	--	(2,551)	--
Gain on retirement of subordinated debt (trust preferred securities)	--	(10,714)	--
Depreciation and amortization	15,914	15,168	18,558
Amortization of prior service costs (benefit) related to pension plan	112	(418)	318
Amortization of above and below market lease	924	772	637
Amortization of deferred financing costs	1,402	775	1,235
Amortization of straight-line rent	(93)	977	1,459
Stock based compensation expense	821	916	1,976
Changes in assets and liabilities:
(Increase) decrease in receivables	4,363	(494)	(3,152)
(Increase) decrease in prepaid and other assets	(162)	(1,712)	784
Increase in payable and accrued liabilities	115	238	2,063
Increase (decrease) in film rent payable	(1,841)	(942)	4,856
Increase (decrease) in deferred revenue and other liabilities	(1,581)	1,762	6,562
Increase in taxes payable	13,009	305	2,614
Net cash provided by operating activities	22,784	17,978	24,315
Investing Activities
Proceeds from sale of unconsolidated joint venture	--	--	3,267
Acquisitions of real estate and leasehold interests	(5,313)	--	(51,746)
Acquisition deposit	--	(706)	2,000
Purchases of and additions to property and equipment	(14,058)	(5,686)	(23,420)
Distributions of investment in unconsolidated joint ventures and entities	229	3,336	311
Investment in unconsolidated joint ventures and entities	--	--	(372)
(Increase) decrease in restricted cash	(1,838)	1,335	(1,852)
Option proceeds		285	1,363
Purchases of marketable securities	(42)	(11,463)	--
Sale of marketable securities	30	--	--
Proceeds from insurance settlement	--	--	910
Net cash used in investing activities	(20,992)	(12,899)	(69,539)
Financing Activities
Repayment of long-term borrowings	(15,450)	(14,888)	(9,414)
Proceeds from borrowings	23,525	1,455	74,734
Capitalized borrowing costs	(1,347)	--	(3,581)
Purchase of treasury shares	(251)	--	--
Proceeds from exercise of stock options	248	11	--
Proceeds from contributions of noncontrolling interests	225	175	--
Noncontrolling interests distributions	(1,406)	(1,147)	(1,585)
Net cash provided by (used in) financing activities	5,544	(14,394)	60,154
Effect of exchange rate on cash	2,620	3,053	(4,838)
Increase (decrease) in cash and cash equivalents	9,956	(6,262)	10,092

Cash and cash equivalents at beginning of year	24,612	30,874	20,782
Cash and cash equivalents at end of year	$34,568	$24,612	$30,874
Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings, net of amounts capitalized	$15,133	$14,347	$18,018
Income taxes	$792	$774	$319
Non-Cash Transactions
Reduction in note payable associated with acquisition purchase price adjustment	4,381	--	--
Deemed distribution	877	--	--
Capital lease asset addition	4,697	--	--
Capital lease obligation	5,573	--	--
Exchange of marketable securities for Reading International Trust I securities	--	(11,463)	--
Retirement of subordinated debt (trust preferred securities)	--	(23,634)	--
Retirement of Reading International Trust I securities	--	11,463	--
Retirement of investment in Reading International Trust I securities	--	709	--
Note payable due to Seller issued for acquisition (Note 12)	--	--	14,750

See accompanying notes to consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements of RDI and its subsidiaries include the accounts of CDL, RDGE, and CRG.  Also consolidated are Australia Country Cinemas Pty, Limited (“ACC”), a company in which we own a 75% interest, and whose only assets are our leasehold cinemas in Townsville and Dubbo, Australia; the Elsternwick Classic, an unincorporated joint venture in which we own a 66.6% interest and whose only asset is the Elsternwick Classic cinema in Melbourne, Australia; and the Angelika Film Center LLC (“AFC”), in which we own a 50% controlling membership interest and whose only asset is the Angelika Film Center in Manhattan.

Our investment interests are appropriately accounted for as unconsolidated joint ventures and entities, and accordingly, our unconsolidated joint ventures and entities in 20% to 50% owned companies are accounted for on the equity method.  These investment interests include our

•
our 25% undivided interest in the unincorporated joint venture that owns 205-209 East 57th Street Associates, LLC (Place 57) a limited liability company formed to redevelop our former cinema site at 205 East 57th Street in Manhattan (as this development project is nearly completed and we have received distributions in relation to our investment, the value of our interest in this investment has diminished significantly);

•	33.3% undivided interest in the unincorporated joint venture that owns the Mt. Gravatt cinema in a suburb of Brisbane, Australia;

•	our 33.3% undivided interest in Rialto Distribution, an unincorporated joint venture engaged in the business of distributing art film in New Zealand and Australia; and

•	our 50% undivided interest in the unincorporated joint venture that owns Rialto Cinemas.

Management’s Plans to Refinance its Australian Credit Facility

The term of our Australian Credit Facility with BOS International matures on June 30, 2011.  Accordingly, the December 31, 2010 outstanding balance of this debt of $101.7 million (AUS$100.5 million) is classified as current on our balance sheet.  In October 2010, we were advised by BOS International that it was curtailing lending activities in Australia, and would not be renewing our $111.3 million (AUS$110.0 million) credit facility.  At December 31, 2010, we had drawn $101.7 million (AUS$100.5 million) against this facility and issued lease guarantees of $4.1 million (AUS$4.0 million) out of our total borrowing limit of $111.3 million (AUS$110.0 million) on the facility.

We have met with several of the major Australian Banks to review the proposed terms and conditions of potential new credit facilities that could replace the current expiring Australian Credit Facility.  On March 9, 2011, management received a provision to finance letter from National Australia Bank confirming that it has formally approved financing of $106.3 million (AUS$105.0 million) in committed facilities for a term of three years commencing on or before June 30, 2011 to Reading Entertainment Australia.  As compared to our current Australian Credit Facility which had an interest rate of approximately 1.95% above the Bank Bill Swap Bid Rate (BBSY bid rate), our new credit facility will primarily be at an interest rate of 2.90% above the BBSY bid rate.  The collateral pledged as security under the new credit facility will be equivalent to that of the expiring Australian Credit Facility.  The new credit facility will require annual principal payments of between $7.1 million (AUS$7.0 million) and $9.1 million (AUS$9.0 million) which will be paid from Reading Entertainment Australia operating cash flows.  The covenants of the new credit facility include an EBITDA leverage multiple maintenance requirement, a fixed charge coverage ratio, a debt service cover ratio and other financial covenants designed to protect the bank’s security interest in Reading Entertainment Australia.  Management has evaluated the terms and conditions described above, and determined that maintaining the covenants and payment commitments over the term of the new credit facility is expected to be achievable without any material alteration to the current operating activities of Reading Entertainment Australia.  Provision of financing is subject to satisfactory final loan documentation and the fulfillment of all applicable conditions precedent set out within that documentation.

We believe that we will be able to use $101.7 million (AUS$100.5 million) of the funds from the new credit facility to satisfy the principal payments due on the current Australian Credit Facility expiring on June 30, 2011.  We currently have $16.6 million (AUS$16.4 million) in cash in Australia and also have borrowing capacity under our New Zealand Credit facility of $15.2 million (NZ$18.5 million) and our Bank of America line of credit of $3.0 million available to provide any necessary liquidity to our global operations.

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

Investment in Marketable Securities

We account for investments in marketable debt and equity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 - Investments—Debt and Equity Securities (“ASC 320-10”).  Our investment in Marketable Securities includes equity instruments that are classified as available for sale and are recorded at market using the specific identification method.  In accordance with ASC 320-10, available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity.  Premiums and discounts of debt instruments are recognized in interest income using the effective interest method.  Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other expense.  We evaluate our available for sale securities for other than temporary impairments at the end of each reporting period.  During 2009, we realized a loss of $2.1 million on certain marketable securities due to an other than temporary decline in market price.  This loss was later offset by a $1.1 million realized gain on exchange of marketable securities.  During 2008, we realized losses of $607,000 on marketable securities due to other than temporary declines in market price.  Additionally, these investments have a cumulative unrealized loss of $43,000 included in other comprehensive income at December 31, 2010.  For the twelve months ended December 31, 2010, 2009, and 2008, our net unrealized gain (loss) was ($478,000), $524,000, and ($21,000), respectively.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available for sale are included in interest income.

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

We carry our investment in the Reading International Trust I using the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of the entity.  We eliminate transactions with an equity method entity to the extent of our ownership in such an entity.  Accordingly, our share of net income (loss) of this equity method entity is included in consolidated net income (loss).  We have no implicit or explicit obligation to further fund our investment in Reading International Trust I.

Restricted Cash

We classify restricted cash as those cash accounts for which the use of funds is restricted by contract or bank covenant.  At December 31, 2010 and 2009, our restricted cash balance was $2.2 million and $321,000, respectively, which was primarily funds held in escrow for our Mackie litigation settlement.

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

Property Held for and Under Development

Property held for development is carried at the lower of cost or fair market value.  Property under development consists of land, new buildings and improvements under development, and their associated capitalized interest and other development costs.  These building and improvement costs are directly associated with the development of potential cinemas (whether for sale or lease), the development of ETRC locations, or other improvements to real property.  As incurred, we expense start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition and development of long-term assets.  We cease capitalization on a development property when the property is complete and ready for its intended use, or if activities necessary to get the property ready for its intended use have been substantially curtailed.  During the year-ended December 31, 2009, we decided to curtail our current development progress on certain Australian and New Zealand land development projects.  As a result, these properties are considered held for development and we have not capitalized interest for these projects and will not do so, until the development work recommences.

Incident to the development of our Burwood property, in late 2006, we began various fill and earth moving operations.  In late February 2007, it became apparent that our cost estimates with respect to site preparation were low, as the extent of the contaminated soil present at the site, a former brickworks site, was greater than we had originally believed.  As we were not the source of this contamination, we are not currently under any legal obligation to remove this contaminated soil from the site.  However, as a practical matter, we intend to address these issues in connection with our planned redevelopment of the site as a mixed-use retail, entertainment, commercial and residential complex.  As of December 31, 2010, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $12.3 million (AUS$12.2 million) and as of that date we had incurred a total of $8.4 million (AUS$8.3 million) of these costs.  In accordance with FASB ASC 410-30-25 – Environmental Obligations, contamination clean up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs.

Property and Equipment

Property and equipment consists of land, buildings and improvements, leasehold improvements, fixtures and equipment.  With the exception of land, property and equipment is carried at the lower of cost or fair market value and depreciated over the useful lives of the related assets.  In accordance with US GAAP, land is not depreciated.

Construction-in-Progress Costs

Construction-in-progress includes costs associated with already existing buildings, property, furniture, and fixtures for which we are in the process of improving the site or its associated business assets.

Accounting for the Impairment of Long Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is then measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  We recorded impairment losses of approximately $2.2 million, $3.2 million, and $4.3 million relating to certain of our property under development, property held for development, and cinema locations for the years ended December 31, 2010, 2009, and 2008, respectively.  The impairments reflect our estimates of fair value which were based on appraisals or a discounted income approach with market based assumptions.  Our impairment calculations contain uncertainties and use significant estimates and judgments, and are based on the information available at the balance sheet date.  Future economic and other events could negatively impact the evaluation and future material impairment charges may become necessary.  We evaluate our joint venture investments for other than temporary impairments in accordance with FASB ASC 318-10 – Investments—Equity Method and Joint Ventures.

Goodwill and Intangible Assets

We use the purchase method of accounting for all business combinations.  Goodwill and intangible assets with indefinite useful lives are not amortized, but instead, tested for impairment at least annually.  Prior to conducting our goodwill impairment analysis, we assess long-lived assets for impairment in accordance with FASB ASC 360-15 - Impairment or Disposal of Long-Lived Assets (“ASC 360-15”).  We then perform the impairment analysis at the reporting unit level (one level below the operating segment level) (see Note 10 – Goodwill and Intangibles) as defined by FASB ASC 350-35 – Goodwill Subsequent Measurement (“ASC 350-35”).  This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment.  We estimate the fair value of our reporting units as compared with their current book value.  If the estimated fair value of a reporting unit is less than the book value, then impairment is deemed to have occurred.  In estimating the fair value of our reporting units, we primarily use the income approach (which uses forecasted, discounted cash flows to estimate the fair value of the reporting unit). For the years ended December 31, 2010 and 2009, in accordance with the sale agreement of Consolidated Entertainment, the initial aggregate purchase price of the cinemas was adjusted down by $16.9 million and $226,000, respectively, resulting in a corresponding decrease in goodwill associated with the purchased cinemas.  The resulting net goodwill balance associated with this transaction is $1.7 million at December 31, 2010 (see Note 8 – Acquisitions and Assets Held for Sale).

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

A property is classified as held for sale when certain criteria, as set forth under ASC 360-15, are met.  At such time, we present the respective assets and liabilities related to the property held for sale separately on the balance sheet and cease to record depreciation and amortization expense.  Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell.  We had one property in Australia previously classified as held for sale as of and for the year ended December 31, 2008.  However, that property was ultimately not sold, and as we have determined to continue to operate the property for the foreseeable future, it is no longer classified as held for sale (see Note 9 – Transfer of Held for Sale Real Estate to Continuing Operations and Related Items).  The reclassified results for this transfer of held for sale to operating are reflected in our December 31, 2010, 2009, and 2008 Statement of Operations.

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

Other Income/Expense

For the years ended December 31, 2010, 2009, and 2008, we booked gains/(losses) on the settlement of litigation of ($808,000), $3.3 million, and $2.5 million, respectively, included in other income, as a recovery of legal expenses previously included in general and administrative expenses.

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

The carrying value of our Australian and New Zealand assets fluctuates due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars.  The exchange rates of the U.S. dollar to the Australian dollar were $1.0122 and $0.8979 as of December 31, 2010 and 2009, respectively.  The exchange rates of the U.S. dollar to the New Zealand dollar were $0.7687 and $0.7255 as of December 31, 2010 and 2009, respectively.

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

In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies.  We then include assumptions about the amount of projected future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

We recognize tax liabilities in accordance with ASC 740-10 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available.  Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.  These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares of Class A and Class B Stock outstanding during the years ended December 31, 2010, 2009, and 2008, respectively.  Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding plus the dilutive effect of stock options and unvested restricted stock.  We had issued stock options to purchase 622,350, 589,750, and 577,850, shares of Class A Common Stock at December 31, 2010, 2009, and 2008, respectively, at a weighted average exercise price of $5.65, $5.51, and $5.60 per share, respectively.  Stock options to purchase 185,100, 150,000, and 185,100 shares of Class B Common Stock were outstanding at the years ended December 31, 2010, 2009, and 2008, respectively, at a weighted average exercise price of $9.90, $10.24, and $9.90 per share, respectively.  In accordance with FASB ASC 260-10 – Earnings Per Share (“ASC 260-10”), as we had recorded a loss from continuing operations before discontinued operations for the years ended December 31, 2010 and 2008, the effect of the stock options and restricted stock was anti-dilutive and accordingly excluded from the diluted earnings per share computation.

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

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted FASB ASC 820-10 – Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements.  ASC 820-10 applies prospectively to all other accounting pronouncements that require or permit fair value measurements.  The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements since it only applies to our fair value measurement of our interest rate swaps and cap and we generally do not record our other financial assets and liabilities in our consolidated financial statements at fair value.

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

The financial assets and liabilities recorded at fair value in our consolidated financial statements are marketable securities and interest rate swaps/cap.  The carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities.  The remaining financial assets and liabilities that are only disclosed at fair value are comprised of notes payable, TPS, and other debt instruments.  We estimated the fair value of our secured mortgage notes payable, our unsecured notes payable, TPS and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate.  We calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of our debt adding an appropriate credit spreads derived from information obtained from third-party financial institutions.  These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

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

Note 3 – Stock Based Compensation and Employee Stock Option Plan

Stock Based Compensation

As part of his compensation package, Mr. James J. Cotter, our Chairman of the Board and Chief Executive Officer, was granted $750,000, $500,000, and $500,000, of restricted class A non-voting common stock (“Class A Stock”) for each of the years ending December 31, 2010, 2009 and 2008.  The 2010, 2009, and 2008 stock grants of 174,825, 125,945 and 66,050 shares, respectively, were granted fully vested with a stock grant prices of $4.29, $3.97 and $7.57, respectively.  During the year ended December 31, 2009, one-half of Mr. Cotter’s 2007 stock grant vested, representing 17,518 of Class A Stock with a stock grant price of $9.99 and fair market value of $71,000.  As of December 31, 2010, the 2010 stock grant had not yet been issued to Mr. Cotter.  During 2010, we issued to Mr. Cotter 125,945 and 17,518 of Class A Stock for his 2009 and 2007, respectively, vested stock grants which had a stock grant price of $3.97 and $9.99 per share, respectively, and a fair value of $571,000.

On August 21, 2008, as part of their executive compensation, 37,388 shares of fully vested restricted Class A Stock were granted to three of our executives as stock bonuses having a grant date fair value of $340,000.  During 2009, these shares were issued to these executives.

On February 11, 2010, $100,000 of restricted Class A Stock vested, related to Mr. Hunter’s 2009 and 2008 stock grants.  During 2010, we issued to Mr. Hunter 5,154 shares related to his 2009 vested stock compensation.  In July 2008, Mr. Jay Laifman started with the Company as our Corporate General Counsel.  As part of his compensation package, Mr. Laifman was granted $100,000 of Class A Stock or 10,638 shares with stock grant price of $9.40 upon acceptance of his employment agreement.  This stock grant had an employment-vesting period of two years.  Upon his departure from our company during 2009, Mr. Laifman forfeited the unvested portion of this grant in the amount of 5,319 shares.

During the years ended December 31, 2010, 2009 and 2008, we recorded compensation expense of $754,000, $725,000, and $896,000, respectively, for the vesting of all our restricted stock grants.  The following table details the grants and vesting of restricted stock to our employees (dollars in thousands):

	Non-Vested Restricted Stock	Weighted Average Fair Value at Grant Date
Outstanding – January 1, 2008	61,756	$524
Granted	124,385	1,040
Vested	(147,201)	(940)
Forfeited	(5,319)	(50)
Outstanding – December 31, 2008	33,621	574
Granted	125,945	500
Vested	(159,566)	(1,074)
Outstanding – December 31, 2009	--	--
Granted	174,825	750
Vested	(174,825)	(750)
Outstanding – December 31, 2010	--	$--

On April 1, 2010, we terminated our then existing contractual relationship with Doug Osborne, at that time the chief executive officer of our Landplan real estate operations.  Mr. Osborne’s incentive interest in our various Landplan projects, which was valued at $0, was revoked at that time.  Mr. Osborne continues to provide services to us on a non-exclusive independent contractor basis.  During the years ended December 31, 2009 and 2008, we expensed $157,000 and $59,000, respectively, associated with Mr. Osborne’s previous contractual interest in the properties associated with Landplan Property Partners, Pty Ltd.

Employee Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees, directors, and consultants of incentive or nonstatutory options to purchase shares of our Class A Nonvoting Common Stock.  Our 1999 Stock Option Plan expired in November 2009, and has been replaced by our new 2010 Stock Incentive Plan, which was approved by the holders of our Class B Voting Common Stock in May 2010.  For the stock options exercised during the years ended December 31, 2010 and 2009, we issued for cash to employees of the corporation under this stock based compensation plan, 90,000 and 3,000 shares of Class A Stock at exercise prices of $2.76 and $3.80, respectively.  During the year ended December 31, 2008, we did not issue any shares under this stock based compensation plan.

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

When our tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  ASC 718-10 requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the years ended December 31, 2010, 2009, and 2008, there was also no impact to the consolidated statements of cash flows because there were no recognized tax benefits during these periods.

ASC 718-10 requires companies to estimate forfeitures.  Based on our historical experience, we did not estimate any forfeitures for the granted options during the years ended December 31, 2010, 2009, and 2008.

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

Using the above assumptions and based on our use of the modified prospective method, we recorded $67,000, $241,000, and $640,000 in compensation expense for the total estimated grant date fair value of stock options that vested during the years ended December 31, 2010, 2009, and 2008, respectively.  The effect on earnings per share of the compensation charge was $0.00, $0.01, and $0.03 per share for the years ended December 31, 2010, 2009, and 2008, respectively.  At December 31, 2010 and 2009, the total unrecognized estimated compensation cost related to non-vested stock options granted was $247,000 and $93,000, respectively, which is expected to be recognized over a weighted average vesting period of 1.37 and 1.83 years, respectively.  No options were exercised in 2008.  The total realized value of stock options exercised during the years ended December 31, 2010 and 2009 was $138,000 and $1,000, respectively.  The grant date fair value of options that vested during the years ending December 31, 2010, 2009, and 2008 was $67,000, $241,000, and $640,000, respectively.  We recorded cash received from stock options exercised of $248,000 and $11,000 during the years ended December 31, 2010 and 2009, respectively.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at December 31, 2010 and 2009 was $280,000 and $205,000, respectively, of which 70.1% and 99.0%, respectively, were currently exercisable.

Pursuant to both our 1999 Stock Option Plan and our 2010 Stock Incentive Plan, all stock options expire within ten years of their grant date.  The aggregate total number of shares of Class A Stock and class B voting common stock authorized for issuance under our 2010 Stock Option Plan is 1,250,000.  At the time that options are exercised, at the discretion of management, we will either issue treasury shares or make a new issuance of shares to the employee or board member.  Dependent on the grant letter to the employee or board member, the required service period for option vesting is between zero and four years.

We had the following stock options outstanding and exercisable:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding-January 1, 2008	577,850	185,100	$5.60	$9.90	477,850	35,100	$4.72	$8.47
No activity during the period	--	--	$--	$--
Outstanding-December 31, 2008	577,850	185,100	$5.60	$9.90	525,350	110,100	$5.19	$9.67
Granted	50,000	--	$4.01	$--
Exercised	(3,000)	--	$3.80	$--
Expired	(35,100)	(35,100)	$5.13	$8.47
Outstanding-December 31, 2009	589,750	150,000	$5.51	$10.24	534,750	150,000	$5.62	$10.24
Granted	122,600	35,100	$4.23	$8.47
Exercised	(90,000)	--	$2.76	$--
Outstanding-December 31, 2010	622,350	185,100	$5.65	$9.90	449,750	150,000	$6.22	$10.24

The weighted average remaining contractual life of all options outstanding, vested and expected to vest, at December 31, 2010 and 2009 were approximately 5.13 and 5.05 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at December 31, 2010 and 2009 was approximately 4.38 and 4.70, respectively.

Note 4 – Earnings (Loss) Per Share

For the three years ended December 31, 2010, we calculated the following earnings (loss) per share (dollars in thousands, except per share amounts):

	2010	2009	2008
Income (loss) from continuing operations	$(12,655)	$6,036	$(16,869)
Income from discontinued operations	5	58	60
Net income (loss) attributable to Reading International, Inc. common shareholders	$(12,650)	$6,094	$(16,809)

Weighted average shares of common stock – basic	22,781,392	22,580,942	22,477,471
Weighted average shares of common stock – diluted	22,781,392	22,767,735	22,477,471

Earnings (loss) per share:
Earnings (loss) from continuing operations – basic and diluted	$(0.56)	$0.27	$(0.75)
Earnings from discontinued operations – basic and diluted	$0.00	$0.00	$0.00
Earnings (loss) per share – basic and diluted	$(0.56)	$0.27	$(0.75)

For the year ended December 31, 2009, the weighted average common stock – dilutive only included 186,793 incremental shares of exercisable in-the-money stock options and unissued restricted Class A Stock.  For the years ended December 31, 2010 and 2008, we recorded losses from continuing operations.  As such, the incremental shares of 174,825 shares of restricted Class A Stock and the 60,692 of exercisable in-the-money stock options in 2010 and the incremental shares of 152,520 shares of restricted Class A Stock and 233,760 of exercisable in-the-money stock options in 2008 were excluded from the computation of diluted loss per share because they were anti-dilutive in those periods.  In addition, 746,758, 696,419, and 529,190 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the years ended December 31, 2010, 2009, and 2008, respectively.  The total number of in-the-money stock options, out-of-the-money stock options, and unissued restricted Class A Stock that could potentially dilute basic earnings per share was 982,275, 883,212, and 915,470, for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 5 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	December 31,
	2010	2009
Prepaid and other current assets
Prepaid expenses	$1,145	$1,333
Prepaid taxes	1,044	686
Deposits	151	146
Other	1,196	913
Total prepaid and other current assets	$3,536	$3,078

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	294	269
Deferred financing costs, net	3,830	3,661
Interest rate swaps at fair value	446	766
Other receivables	6,750	6,750
Tenant inducement asset	1,327	1,135
Straight-line rent asset	2,627	1,074
Other	128	118
Total non-current assets	$16,536	$14,907

Note 6 – Property Held For and Under Development

Property held for and under development is summarized as follows (dollars in thousands):

	December 31,
	2010	2009
Land	$31,689	$45,629
Construction-in-progress (including capitalized interest)	4,013	33,047
Property Held For and Under Development	$35,702	$78,676

The amount of capitalized interest for our properties under development was $136,000 and $5.7 million for the years ending December 31, 2009 and 2008, respectively.  Subsequent to the year-ended December 31, 2008, we decided to curtail our current development progress on certain Australian and New Zealand land development projects.  As a result, we did not capitalize interest on these projects during 2010 or 2009 and we will not capitalize interest for these projects until development work recommences.  During 2010, we determined that we would no longer pursue the development of our Taringa properties.  As such, we recorded an impairment to our investment in these properties based on the sales comparison valuation approach of $2.2 million, primarily associated with the development costs of the project.  In addition, during 2008, we recorded an impairment expense relating to other development projects totaling $4.0 million as reported in our real estate segment operating income.  During 2009, we recorded a contractual commitment loss of $1.1 million associated with a property for which we purchased in April 2010.  The impairments and contractual commitment loss are primarily related to the impact of the economic downturn in the Australian and New Zealand economies and the timing of our purchases of those assets.

Note 7 – Property and Equipment

Property and equipment is summarized as follows (dollars in thousands):

	December 31,
Property and Equipment	2010	2009
Land	$64,845	$61,110
Building and improvements	142,077	122,784
Leasehold interests	37,262	33,716
Construction-in-progress	408	1,807
Fixtures and equipment	99,399	85,235
Total cost	343,991	304,652
Less accumulated depreciation	(123,741)	(103,903)
Property and equipment, net	$220,250	$200,749

Depreciation expense for property and equipment was $13.3 million, $12.4 million, and $16.3 million for the three years ending December 31, 2010, 2009, and 2008, respectively.

During 2008, the downturn in the Australia and New Zealand economies resulted in an impairment charge of $351,000.  In 2009, the slower recovery in New Zealand led to a further impairment charge to one of our operating properties of $3.2 million as reported in our segment operating income.  We did not record an impairment charge for our operating assets during 2010.

Note 8 – Acquisitions and Assets Held for Sale

2010 Acquisition and Assets Held for Sale

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

Elsternwick Classic Cinema – Held for Sale

At December 31, 2010, we were in the process of selling our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia to our joint venture partner.

Lake Taupo Motel – Held for Sale

We have listed for sale the residential units of our Lake Taupo property and the adjoining 1.0-acre parcel located in Lake Taupo, New Zealand.  A portion of this property was previously improved with a motel in which we recently renovated the property’s units to be condominiums and have enhanced the property value with residential apartment entitlements for the adjoining vacant land.

Burwood – Held for Sale

In May 2010, we announced our intent to sell and began actively marketing our 50.6-acre Burwood development site in suburban Melbourne.  The current carrying value of this property on our books is $52.8 million (AUS$52.1 million) which was reclassified during the second quarter of 2010 from property held for development to land held for sale on our consolidated balance sheet.  In accordance with ASC 820-10-50, we carry this property at the lower of cost or estimated fair value less costs to sell.

2009 Acquisitions

We did not have any completed acquisitions in 2009.

2008 Acquisitions

Consolidated Entertainment Cinemas Acquisitions

In keeping with our business plan of being opportunistic in adding to our existing cinema portfolio, on February 22, 2008, we acquired 15 cinemas with 181 screens in Hawaii and California (the “Consolidated Entertainment” acquisition) from Pacific Theatres Exhibition Corp. and its affiliates (collectively, the “Sellers”) for $70.2 million.  The purchase price was subsequently adjusted to $46.8 million as described below under post closing adjustments, which were applied to reduce the principal amount owed under financing provided by an affiliate of the Sellers (the “Nationwide Note 1”).  The financing of the transaction included $48.4 million of debt from GE Capital, net of deferred financing costs of $1.6 million, a loan of $21.0 million as evidenced by the Nationwide Note 1, and $800,000 of cash from Reading (see Note 12 – Notes Payable for a more complete explanation of the GE debt and the Nationwide Note 1).

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

In accordance with the sale agreement of Consolidated Entertainment, during 2008, 2009, and 2010, the initial aggregate purchase price was adjusted down by $6.3 million, $226,000, and $16.9 million, respectively, based on contingencies established in the acquisition agreement aggregating to a net purchase price of $46.8 million resulting in corresponding decreases to the Nationwide notes which has resulted in a net December 31, 2010 note balance of $730,000 (see Note 12 – Notes Payable).

Our finalized purchase price allocation and 2009 and 2010 purchase price reductions are presented as follows (dollars in thousands):

	Final Allocation	2009 Purchase Price Adjustment	2010 Purchase Price Adjustment	Adjusted Purchase Price
Inventory	$271	$--	$--	$271
Prepaid assets	543	--	--	543
Property & Equipment:
Leasehold improvements	19,940	--	--	19,940
Furniture and equipment	9,167	--	--	9,167
Intangibles:
Trade name	7,220	--	--	7,220
Non-compete agreement	400	--	--	400
Below market leases	11,831	--	--	11,831
Goodwill	18,864	(226)	(16,932)	1,706
Trade payables	(123)	--	--	(123)
Above market leases	(4,164)	--	--	(4,164)
Total Purchase Price	$63,949	$(226)	$(16,932)	$46,791

The unaudited pro forma results of Reading International, Inc., assuming the above noted acquisition had occurred as of January 1 for purposes of the 2008 pro forma disclosures, are presented below.  These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisition, as well as higher interest expense as a result of the debt incurred to finance the acquisition.  These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisition occurred on January 1, 2008 and may not be indicative of future operating results (dollars in thousands, except share data):

2008
Revenue	$201,399
Operating income	1,750
Net loss from continuing operations	(13,610)
Basic and diluted loss per share from continuing operations	(0.61)
Weighted average number of shares outstanding – basic	22,477,471
Weighted average number of shares outstanding – dilutive	22,477,471

Note 9 – Transfer of Held for Sale Real Estate to Continuing Operations and Related Items

2010 Transactions

There were no transfers of held for sale real estate continuing operations or related items in 2010.

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

2008 Transactions

On June 6, 2008, we sold the Botany Downs Cinema to our joint venture partner for $3.3 million (NZ$4.3 million) resulting in a net gain on sale of an unconsolidated entity of $2.5 million (NZ$3.2 million).  With the sale of the cinema, our unconsolidated joint venture debt decreased by $3.2 million (NZ$4.2 million).  During 2010, we finalized our claims regarding the sale of this cinema resulting in an additional gain on sale of $384,000 (NZ554,000) for the year ended 2010 included in other income on our Consolidated Statement of Operation.

Note 10 – Goodwill and Intangible Assets

Goodwill associated with our asset acquisitions is tested for impairment at the beginning of the fourth quarter with continued evaluation through the end of the fourth quarter of every year.  The fair value estimates of each of our reporting units is based on the projected profits and cash flows of the related assets using each reporting unit’s weighted average cost of capital as a discount rate.  As a result of this year’s test, whereby the Step 1 Test was passed for all reporting units, it was determined that there is no impairment to our goodwill as of December 31, 2010 or 2009.  At December 31, 2010 and 2009, our goodwill consisted of the following (dollars in thousands):

2010	Cinema	Real Estate	Total
Balance as of January 1, 2010	$32,187	$5,224	$37,411
Change in goodwill due to purchase price adjustments	(16,936)	--	(16,936)
Foreign currency translation adjustment	1,060	--	1,060
Balance at December 31, 2010	$16,311	$5,224	$21,535

2009	Cinema	Real Estate	Total
Balance as of January 1, 2009	$29,740	$5,224	$34,964
Change in goodwill due to a purchase price adjustment	(226)	--	(226)
Foreign currency translation adjustment	2,673	--	2,673
Balance at December 31, 2009	$32,187	$5,224	$37,411

For the years ended December 31, 2010 and 2009, in accordance with the sale agreement of Consolidated Entertainment, the initial aggregate purchase price of the cinemas was adjusted down by $16.9 million and $226,000, respectively, resulting in a corresponding decrease in goodwill associated with the purchased cinemas (see Note 8 – Acquisitions and Assets Held for Sale).

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

We have intangible assets subject to amortization consisting of the following (dollars in thousands):

As of December 31, 2010	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$13,722	$17,678	$456	$31,856
Less: Accumulated amortization	8,074	3,354	272	11,700
Total, net	$5,648	$14,324	$184	$20,156

As of December 31, 2009	Beneficial Leases	Trade name	Option Fee	Other Intangible Assets	Total
Gross carrying amount	$24,079	$7,220	$2,773	$451	$34,523
Less: Accumulated amortization	6,924	2,051	2,710	183	11,868
Total, net	$17,155	$5,169	$63	$268	$22,655

We have intangible assets other than goodwill that are subject to amortization which are being amortized over various periods.  We amortize our beneficial leases over the lease period, the longest of which is approximately 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our option fee and other intangible assets over 10 years.  For the years ended December 31, 2010, 2009 and 2008, our amortization expense was $2.6 million, $2.7 million, and $2.3 million, respectively.  The estimated amortization expense in the five succeeding years and thereafter is as follows (dollars in thousands):

Year Ending December 31,
2011	$2,491
2012	2,414
2013	2,238
2014	1,983
2015	1,865
Thereafter	9,165
Total future amortization expense	$20,156

Note 11 – Investments in and Advances to Unconsolidated Joint Ventures and Entities

Investments in and advances to unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Malulani Investments, Limited and Rialto Distribution as described below.  As of December 31, 2010 and 2009, these investments in and advances to unconsolidated joint ventures and entities include the following (dollars in thousands):

		December 31,
	Interest	2010	2009
Rialto Distribution	33.3%	--	--
Rialto Cinemas	50.0%	4,580	4,475
205-209 East 57th Street Associates, LLC	25.0%	--	207
Mt. Gravatt	33.3%	5,835	5,050
Total		$10,415	$9,732

For the years ending December 31, 2010, 2009 and 2008, we recorded our share of equity earnings (loss) from our unconsolidated joint ventures and entities as follows (dollars in thousands):

	December 31,
	2010	2009	2008
Rialto Distribution	$286	$(1,065)	$66
Rialto Cinemas	64	138	(301)
205-209 East 57th Street Associates, LLC	89	153	157
Mt. Gravatt	906	891	834
Berkeley Cinemas – Palms & Botany	--	--	44
Other	--	--	(303)
Total	$1,345	$117	$497

Malulani Investments, Limited

On June 26, 2006, we acquired for $1.8 million, an 18.4% interest in a private real estate company.  On July 2, 2009, Magoon Acquisition and Development, LLC (“Magoon LLC”) and we entered into a settlement agreement (the “Settlement Terms”) with respect to a lawsuit against certain officers and directors of Malulani Investments, Limited (“MIL”).  Under the Settlement Terms, Magoon LLC and we received $2.5 million in cash, a $6.75 million three-year 6.25% secured promissory note issued by The Malulani Group (“TMG”), and a ten-year “tail interest” in MIL and TMG in exchange for the transfer of all ownership interests in MIL and TMG held by both Magoon, LLC and RDI and for the release of all claims against the defendants in this matter.  A gain on the transfer of our ownership interest in MIL of $268,000 was recognized during 2009 as a result of this transaction.  The tail interest allows us to participate in certain distributions made or received by MIL, TMG, and in certain cases, the shareholders of TMG.  The tail interest, however, continues only for a period of ten years and we cannot assure that we will receive any distributions from this tail interest.  During 2010, we received $635,000 in interest on the promissory note.

Rialto Distribution

Effective October 1, 2005, we purchased for $694,000 (NZ$1.0 million) a 1/3 interest in Rialto Distribution.  Rialto Distribution, an unconsolidated joint venture, is engaged in the business of distributing art film in New Zealand and Australia.  We own an undivided 1/3 interest in the assets and liabilities of the joint venture.  Prior to January 1, 2010, we treated our interest as an equity method interest in an unconsolidated joint venture.  However, during 2009, the reporting company of Rialto Distribution reported a net loss of $2.2 million (NZ$3.2 million).  Our share of this loss was $734,000 (NZ$1.1 million).  Due to this significant loss, we determined that the goodwill associated with Rialto Distribution’s investment in the film distribution business was fully impaired.  Therefore, we recorded our share of the impairment loss of $331,000 (NZ$434,000) as a part of our equity losses resulting in a net zero balance at December 31, 2009.  As of January 1, 2010, we treat our interest as a cost method interest in an unconsolidated joint venture.  For the year ended December 31, 2010, we received $286,000 (NZ$400,000) in distributions from our interest in Rialto Distribution which we recorded as earnings at the time of receipt.

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

The retail condominium was sold in February 2009 for approximately $3.8 million.  Based on the closing statements of the sale, our share of the sales proceeds was approximately $900,000 and earnings of $304,000.  On April 11, 2009, we received $1.2 million relating to our investment in the Place 57 joint venture representing a return of substantially all of our initial investment.  During the fourth quarter of 2010, the last condominium was sold for $900,000 from which we recorded earnings of $64,000 and received distributions totaling $293,000.  No further significant income activity is expected from this investment.

Mt. Gravatt

We own an undivided 1/3 interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a 16-screen multiplex cinema in Australia.  The condensed balance sheet and statement of operations of Mt. Gravatt are as follows (dollars in thousands):

Mt. Gravatt Condensed Balance Sheet Information:
	December 31,
	2010	2009
Current assets	$1,850	$1,010
Noncurrent assets	3,021	2,966
Current liabilities	855	780
Noncurrent liabilities	74	54
Members’ equity	3,942	3,142

Mt. Gravatt Condensed Statements of Operations Information:
	December 31,
	2010	2009	2008
Total revenue	$12,909	$11,244	$10,989
Net income	2,711	2,629	2,273

Berkeley Cinemas – Botany

We previously had investments in three joint ventures with Everard Entertainment Ltd in New Zealand.  On June 6, 2008, we sold our last investment in these joint ventures of the Botany Downs Cinema to our joint venture partner for $3.3 million (NZ$4.3 million) resulting in a net gain on sale of an unconsolidated entity of $2.5 million (NZ$3.2 million).  With the sale of the cinema, our unconsolidated joint venture debt decreased by $3.2 million (NZ$4.2 million).  During 2010, we finalized our claims regarding the sale of this cinema resulting in an additional gain on sale of $384,000 (NZ554,000) for the year ended 2010 included in other income on our Consolidated Statement of Operations.  The cinema had revenue of $1.6 million (NZ$2.0 million) and net income of $178,000 (NZ$226,000) for the year ended December 31, 2008.

Combined Condensed Financial Information

The combined condensed financial information for all of the above unconsolidated joint ventures and entities accounted for under the equity method is as follows; therefore, this only excludes Malulani Investments and Rialto Distribution (dollars in thousands):

Condensed Balance Sheet Information:
	December 31,
	2010	2009
Current assets	$5,081	$3,151
Noncurrent assets	6,067	6,826
Current liabilities	2,826	1,529
Noncurrent liabilities	727	1,186
Member’s equity	7,595	7,262

Condensed Statements of Operations Information:
	December 31,
	2010	2009	2008
Total revenue	$24,944	$23,512	$24,370
Net income	4,779	3,726	3,973

Note 12 - Notes Payable

Notes payable are summarized as follows (dollars in thousands):

Name of Note Payable or Security	December 31, 2010 Interest Rate	December 31, 2009 Interest Rate	Maturity Date	December 31, 2010 Balance	December 31, 2009 Balance
Australian Corporate Credit Facility	6.31%	5.58%	June 30, 2011	$101,726	$90,239
Australian Shopping Center Loans	--	--	2010-2013	633	786
New Zealand Corporate Credit Facility	4.75%	4.35%	March 31, 2012	20,370	10,882
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	27,913	27,913
US Cinemas 1, 2, 3 Term Loan	6.73%	6.73%	July 1, 2012	15,000	15,000
US GE Capital Term Loan	5.50%	6.35%	December 1, 2015	37,500	32,700
US Liberty Theaters Term Loans	6.20%	6.20%	April 1, 2013	6,727	6,862
US Nationwide Loan 1	8.50%	7.50 - 8.50%	February 21, 2013	730	20,021
US Nationwide Loan 2	8.50%	8.50%	February 21, 2011	1,839	1,693
US Sutton Hill Capital Note 1 – Related Party	N/A	10.25%	N/A	--	5,000
US Sutton Hill Capital Note 2 – Related Party	8.25%	8.25%	December 31, 2013	9,000	9,000
US Union Square Term Loan	--	6.26%	N/A	--	6,897
US Union Square Term Loan – Sun Life	5.92%	--	May 1, 2015	7,383	--
Total				$228,821	$226,993

Australia

Australian Corporate Credit Facility

                During June 2008, we extended the term of our $111.3 million (AUS$110.0 million) Australian facility to June 30, 2011.  Besides the extended term, the only other changes to the original agreement was that the loan requires interest only payments and our interest margin increased from 1.00% to 1.25%.  At December 31, 2010, we had drawn $101.7 million (AUS$100.5 million) against this facility and issued lease guarantees of $4.1 million (AUS$4.0 million) leaving an available undrawn balance of $5.6 million (AUS$5.5 million) from our total borrowing limit of $111.3 million (AUS$110.0 million).

This credit facility is secured by substantially all of our cinema assets in Australia and is guaranteed by several of our wholly owned Australian subsidiaries.  The credit facility includes a number of affirmative and negative covenants designed to protect the Bank’s security interests.  The most restrictive covenant of the facility is a limitation on the total amount that we are able to drawdown based on the total assets that are securing the loan.  Our Australian Credit Facility provides for floating interest rates based on the Bank Bill Swap Bid Rate (BBSY bid rate), but requires that not less than 70% of the loan be swapped into fixed rate obligations.  For further information regarding our swap agreements, see Note 13 – Derivative Instruments.  All interest rates above include a 1.25% interest rate margin.

As indicated above, the term of this facility with BOS International matures on June 30, 2011.  Accordingly, the December 31, 2010 outstanding balance of this debt of $101.7 million (AUS$100.5 million) is classified as current on our balance sheet.  In 2010, we were advised by our principal lender in Australia that it was curtailing lending activities in that country, and would not be renewing our $111.3 million (AUS$110.0 million) credit facility.  On March 9, 2011, we received credit approval from National Australia Bank for a $106.3 million (AUS$105.0 million) facility that will replace our expiring Australia Corporate Credit Facility which will allow us to fully repay our $101.7 million (AUS$100.5 million) of outstanding debt.

Australian Shopping Center Loans

As part of the acquisition of the Anderson Circuit, in July 2004, we assumed the three loans on the properties of Epping, Rhodes, and West Lakes.  The total amount assumed on the transaction date was $1.5 million (AUS$2.1 million) and the loans carry no interest as long as we make timely principal payments of approximately $253,000 (AUS$250,000) per year.  The balance of these loans at December 31, 2010 and 2009 was $633,000 (AUS$625,000) and $786,000 (AUS$875,000), respectively.  Early repayment is possible without penalty.  The only recourse on default of these loans is the security on the properties.  In 2009 and 2008, we did not pay $22,000 (AUS$25,000) and $140,000 (AUS$200,000), respectively, of principal payments on the West Lakes loan due to a dispute that we had with the landlord.  During 2010, we resolved the dispute and paid $51,000 (AUS$51,000) in principal payments on this loan.

New Zealand

New Zealand Corporate Credit Facility

During May 2009, we extended the term of our New Zealand facility to March 31, 2012 and reduced the available borrowing amount to $35.6 million (NZ$45.0 million).  The drawn balance of this loan was $20.4 million (NZ$26.5 million) at December 31, 2010.  We recorded $33,000 (NZ$45,000) in deferred financing costs associated with this term extension which we amortize over the remaining life of the loan.  The margin on the facility was increased to 1.45% from 1.00% and the line of credit charge increased to 0.30% from 0.20%.  The loan comes due on March 31, 2012.  The facility is secured by substantially all of our New Zealand assets, but has not been guaranteed by any entity other than several of our New Zealand subsidiaries.  The facility includes various affirmative and negative financial covenants designed to protect the bank’s security regarding capital expenditures and the repatriation of funds out of New Zealand.  Also included in the restrictive covenants of the facility is the restriction of transferring funds from subsidiary to parent.  Interest payments for this loan are required on a monthly basis.  On December 23, 2008, we drew down $6.8 million (NZ$11.8 million) and used it to partially repay Reading International, Inc. Trust Preferred Notes during the first quarter 2009.

Domestic

Trust Preferred Securities

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust that we control, which in turn issued $51.5 million in securities.  Of the $51.5 million, $50.0 million in TPS were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading called “Investment in Reading International Trust I” on our balance sheet.  The interest on the notes and preferred dividends on the trust securities carry a fixed rate for five years of 9.22% after which the interest will be based on an adjustable rate of LIBOR plus 4.00% unless we exercise our right to refix the rate at the current market rate at that time.  There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full.  We may pay off the debt after the first five years at 100.0% of the principal amount without any penalty.  The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes.  The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt.  The most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level.  However, on December 31, 2008, we secured a waiver of all financial covenants with respect to our TPS for a period of nine years in consideration of payments totaling $1.6 million, consisting of an initial payment of $1.1 million paid on January 2, 2009 and a contractual obligation to pay $270,000 in December 2011 and $270,000 in December 2014.

The private placement generated $49.9 million in net proceeds, which were used principally to make our investment in the common trust securities of $1.5 million, to retire all of our bank indebtedness in New Zealand of $34.4 million (NZ$50.0 million) and to retire a portion of our bank indebtedness in Australia of $5.8 million (AUS$7.4 million).  During the years ended December 31, 2010, 2009, and 2008, we paid $2.5 million, $3.6 million, and $4.6 million, respectively, in preferred dividends to the unrelated investors that are included in interest expense.  At December 31, 2010 and 2009, we had preferred dividends payable of $416,000 in each of the two years.  Interest payments for this loan are required every three months.

During the first quarter of 2009, we took advantage of the then current market illiquidity for securities such as our TPS to repurchase $22.9 million in face value of those securities through an exchange of $11.5 million worth of marketable securities purchased during the period for the express purpose of executing this exchange transaction with the third party holder of these TPS.  During the twelve months ended 2009, we amortized $106,000 of discount to interest income associated with the holding of these securities prior to their extinguishment.  On April 30, 2009, we extinguished $22.9 million of these TPS, which resulted in a gain on retirement of subordinated debt (TPS) of $10.7 million net of loss on the associated write-off of deferred loan costs of $749,000 and a reduction in our Investment in Reading International Trust I from $1.5 million to $838,000.

Cinemas 1, 2, 3 Term Loan

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

GE Capital Term Loan

In connection with the Consolidated Entertainment acquisition described in Note 8 - Acquisitions and Assets Held for Sale, on February 21, 2008, our wholly-owned subsidiary, Consolidated Amusement Theatres, Inc., (now renamed Consolidated Entertainment, Inc.) as borrower (“Borrower”), and Consolidated Amusement Holdings, Inc. (“Holdings”) entered into a Credit Agreement with General Electric Capital Corporation (“GE”) as lender and administrative agent, and GE Capital Markets, Inc. as lead arranger, which provides Borrower with a senior secured credit facility of up to $55.0 million in the aggregate, including a revolving credit facility of up to $5.0 million and a $1.0 million sub-limit for letters of credit  (the “Credit Facility”).  The initial borrowings under the Credit Facility were used to finance, in part, our acquisition of the theaters and other assets described in Note 8 - Acquisitions and Assets Held for Sale.  We

were able to borrow additional amounts under the Credit Facility for other acquisitions as permitted under the Credit Facility (and to pay any related transaction expenses), and for ordinary working capital and general corporate needs of Borrower, subject to the terms of the Credit Facility.  At that time, we incurred deferred financing costs of $2.6 million related to our borrowings under this Credit Facility.  The Credit Facility was due to expire on February 21, 2013 and was secured by substantially all the assets of Borrower and Holdings.  During 2010 and 2009, Borrower voluntarily paid down on the loan balance by $3.2 million and $8.3 million, respectively.  On December 1, 2010, GE Capital amended and restated our GE Capital Term Loan agreement (the “revised Credit Facility”), lending to Borrower an additional $8.0 million and extending the loan expiration date to December 1, 2015.  We incurred deferred financing costs of $1.1 million related to our additional borrowings under the revised Credit Facility.

Borrowings under the revised Credit Facility bear interest at a rate equal to either (i) the Index Rate (defined as the higher of the Wall Street Journal prime rate and the federal funds rate plus 50 basis points), or (ii) LIBOR  (as defined in the Credit Facility) with a 1.00% floor, at the election of Borrower, plus, in each case, a margin determined by reference to Borrower's Leverage Ratio (as defined in the Credit Facility) that ranges between prime rate plus 3.00% and prime rate plus 3.50%, and between LIBOR plus 4.00% and LIBOR plus 4.50%, respectively. At present, Borrower has elected to use the LIBOR plus 4.50% as our interest-borrowing rate.  Borrower is required to swap no less than 50% of the original loan balance of $37.5 million for the first three years of the revised Credit Facility.  Borrower elected to swap 100% of the original loan balance and contracted for swap balance step-downs that correspond with the loan’s principal payments through December 31, 2013.  For further information regarding our swap agreements, see Note 13 – Derivative Instruments.

Borrowings under the revised Credit Facility are to be repaid in twenty consecutive installments at the end of each calendar quarter in total annual amounts ranging from 10.0% to 17.5% of the original loan balance of $37.5 million at December 1, 2010.  Additionally, borrowings under the revised Credit Facility may be prepaid at any time without penalty, subject to certain minimums and payment of any LIBOR funding breakage costs.  Borrower is required to pay an unused commitment fee equal to 0.75% per annum on the actual daily-unused portion of the $5.0 million revolving loan facility, payable quarterly in arrears.  Outstanding letters of credit under the revised Credit Facility are subject to a fee of the applicable LIBOR rate in effect per annum on the face amount of such letters of credit, payable quarterly in arrears.  Borrower is required to pay standard fees with respect to the issuance, negotiation, and amendment of letters of credit issued under the letter of credit facility.

The revised Credit Facility contains other customary terms and conditions, including representations and warranties, affirmative and negative covenants, events of default and indemnity provisions.  Such covenants, among other things, limit Borrower's ability to incur indebtedness, incur liens or other encumbrances, make capital expenditures, enter into mergers, consolidations and asset sales, engage in transactions with affiliates, pay dividends or other distributions and change the nature of the business conducted by Borrower.

The revised Credit Agreement contains financial covenants requiring the Borrower to maintain minimum fixed charge and interest coverage ratios and not to exceed specified maximum leverage ratios.  The revised levels for the maximum leverage and minimum interest coverage covenants become stricter over the term of the Credit Facility.

The revised Credit Facility provides for customary events of default, including payment defaults, covenant defaults, cross-defaults to certain other indebtedness, certain bankruptcy events, judgment defaults, invalidity of any loan documents or liens created under the Credit Agreement, change of control of Borrower, termination of certain theater leases and material inaccuracies in representations and warranties.

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

US Nationwide Loan 1

As described in greater detail in Note 8 - Acquisitions and Assets Held for Sale, on February 22, 2008, we acquired 15 motion picture theaters and theater-related assets from Pacific Theatres Exhibition Corp. and its affiliates (collectively, the “Sellers”) for $70.2 million.  The Seller’s affiliate, Nationwide Theatres Corp (“Nationwide”), provided

$21.0 million of acquisition financing evidenced by a five-year promissory note (the “Nationwide Note 1”) of Reading Consolidated Holdings, Inc., our wholly owned subsidiary (“RCHI”), maturing on February 21, 2013.

The Nationwide Note 1 bears interest (i) as to $4.5 million of principal at the annual rates of 7.50% for the first three years and 8.50% thereafter and (ii) as to $13.0 million of principal at the annual rates of 6.50% through July 31, 2009 and 8.50% thereafter.  Accrued interest is due and payable on February 21, 2011 and thereafter on the last day of each calendar quarter, commencing on June 30, 2011.  The entire principal amount is due and payable upon maturity, subject to our right to prepay at any time without premium or penalty and to the requirement that, under certain circumstances, we make mandatory prepayments equal to a portion of free cash flow generated by the acquired theaters.  The loan is recourse only to RCHI and its assets, which include all of the Hawaii theaters and certain of the California theaters acquired from the Sellers and our Manville and Dallas Angelika Theaters.  The inception to date accrued interest payable for this loan and the US Nationwide Loan 2 was $138,000 and included in the loan balances at December 31, 2010.

The Nationwide Note 1 was subject to certain purchase price related adjustments.  At December 31, 2010, these adjustments have resulted in a net reduction in principal of $20.4 million comprised of a reduction in the amount of $6.3 million in 2008, a further reduction of $226,000 during the first quarter of 2009, an additional advance of $3.0 million in 2009 (such advance was used to pay down a portion of the GE Capital Term Loan discussed above), a $4.4 million reduction during the first quarter of 2010 in which Nationwide Theaters Corp. and Reading agreed to reduce the seller’s note, and finally a $12.5 million reduction in September 2010.  As a result of these reductions, the principal balance of the notes at December 31, 2010 was $730,000.

US Nationwide Loan 2

In connection with the acquisition, the Sellers also committed to loan to RDI up to $3.0 million in two draws of $1.5 million each, one of which was drawn on July 21, 2008 and the other of which may have been drawn on or before July 31, 2009.  During 2010, as part of the $4.4 million note reduction of the US Nationwide Loan 1, we waived our right to draw on the second $1.5 million.  The existing $1.5 million loan bears an interest rate of 8.50%, compounded annually.  The loan and accrued interest are due and payable, in full, on February 21, 2011, subject to our right to prepay the loan without premium or penalty.

Sutton Hill Capital Notes 1 & 2

As part of the negotiation of the Village East Lease (see Note 26 – Related Parties and Transactions), we paid off the Sutton Hill Capital (“SHC”) Note 1 of $5.0 million on June 30, 2010 and renegotiated the SHC Note 2 for $9.0 million.  Under the new terms of the SHC Note 2, the loan has a variable annual rate equal to a Five-Year Constant Maturity United States Treasury Note rate plus 575 basis points, subject to a minimum rate of 8.25% and a maximum rate of 10% and an expiration date of December 31, 2013.  No other covenants are required for this loan.  This loan is unsecured.

Union Square Theatre Term Loan

On April 30, 2010, we refinanced the loan secured by our Union Square property with another lender.  The new loan for $7.5 million has a five-year term with a fixed interest rate of 5.92% per annum and an amortization payment schedule of 20 years with a balloon payment of approximately $6.4 million at the end of the loan term.

Bank of America Line of Credit

On July 31, 2010, Bank of America extended a $3.0 million line of credit (“LOC”) to RDI.  The agreement is for one year and is potentially renewable at that date.  The LOC carries an interest rate equal to BBA LIBOR floating plus 350 basis points margin.  At December 31, 2010, we had not drawn down any of this facility.

Summary of Notes Payable

Our aggregate future principal loan payments are as follows (dollars in thousands):

Year Ending December 31,
2011	$108,124
2012	40,534
2013	21,994
2014	6,914
2015	23,342
Thereafter	27,913
Total future principal loan payments	$228,821

Since approximately $121.5 million of our total debt of $228.8 million at December 31, 2010 consisted of debt denominated in Australian and New Zealand dollars, the U.S dollar amounts of these repayments will fluctuate in accordance with the relative values of these currencies.

Note 13 – Derivative Instruments

We are exposed to interest rate changes from our outstanding floating rate borrowings.  We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings.  From time to time, we may enter into interest rate hedging contracts, which effectively convert a portion of our variable rate debt to a fixed rate over the term of the interest rate swap.  In the case of our Australian borrowings, we are presently required to swap no less than 70% of our drawdowns under our Australian Corporate Credit Facility into fixed interest rate obligations.  As of December 1, 2010, under the amended GE Capital Term Loan, we are required to swap no less than 50% of the original loan balance on that date of $37.5 million for the first three years of the loan.  We elected to swap 100% of the original loan balance and have contracted for balance step-downs that correspond with the loan’s principal payments through December 31, 2013.  On December 3, 2010, as part of amending our GE Capital loan, we were required to cancel the existing $29.5 million hedge and replace it for a cost of $368,000.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2010:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$37,500,000	1.340%	0.303%	December 31, 2013
Interest rate swap	$48,818,000	4.550%	5.090%	December 31, 2011
Interest rate cap	$26,287,000	4.550%	5.090%	December 31, 2011

In accordance with FASB ASC 815-20 – Derivatives and Hedging, we marked our interest swap instruments to market on the consolidated balance sheet resulting in a $284,000 decrease to interest expense during 2010, a $1.4 million decrease to interest expense during 2009, and a $2.1 million increase to interest expense during 2008.  At December 31, 2010, we recorded the fair market value of an interest rate swap and a cap of $446,000 as other long-term assets and an interest rate swap of $181,000 as an other long-term liability.  At December 31, 2009, we recorded the fair market value of an interest rate swap and a cap of $766,000 as other long-term assets and an interest rate swap of $785,000 as an other long-term liability.  In accordance with FASB ASC 815-20, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 14 - Income Taxes

Income (loss) before income tax expense includes the following (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$(1,566)	$10,870	$(12,521)
Foreign	2,419	(2,821)	(4,516)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures and entities	$853	$8,049	$(17,037)
Net income attributable to noncontrolling interests:
United States	(309)	(359)	(501)
Foreign	(307)	(29)	(119)
Equity earnings and gain on sale of unconsolidated subsidiary:
United States	86	421	(146)
Foreign	1,259	(36)	3,093
Income (loss) before income tax expense	$1,582	$8,046	$(14,710)

Significant components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Current income tax expense
Federal	$7,730	$690	$900
State	5,239	320	187
Foreign	1,263	942	1,012
Total	14,232	1,952	2,099
Deferred income tax expense
Federal	--	--	--
State	--	--	--
Foreign	--	--	--
Total	--	--	--
Total income tax expense	$14,232	$1,952	$2,099

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate.  The components of the deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
Components of Deferred Tax Assets and Liabilities	2010	2009
Deferred Tax Assets:
Net operating loss carry forwards	$37,824	$45,980
Impairment reserves	961	3,415
Alternative minimum tax carry forwards	2,993	3,752
Installment sale of cinema property	5,070	5,070
Deferred revenue and expense	3,806	2,245
Acquired and option properties	1,555	--
Other	2,304	21
Total Deferred Tax Assets	54,513	60,483

Deferred Tax Liabilities:
Acquired and option properties	--	880
Net deferred tax assets before valuation allowance	54,513	59,603
Valuation allowance	(54,513)	(59,603)
Net deferred tax asset	$--	$--

In accordance with FASB ASC 740-10 – Income Taxes (“ASC 740-10”), we record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  ASC 740-10 presumes that a valuation allowance is required when there is substantial negative evidence about realization of deferred tax assets, such as a pattern of losses in recent years, coupled with facts that suggest such losses may continue.  Because of such negative evidence available for the U.S. and other countries, as of December 31, 2010, we recorded a full valuation allowance of $54.5 million.

As of December 31, 2010, we had the following U.S. net operating loss carry forwards (dollars in thousands):

Expiration Date	Amount
2025	$9,951
2028	1,196
2029	15,342
Total net operating loss carry forwards	$26,489

In addition to the above net operating loss carry forwards having expiration dates, we have the following carry forwards that have no expiration date at December 31, 2010:

•	approximately $2.9 million in alternative minimum tax credit carry forwards;

•	approximately $58.5 million in Australian loss carry forwards; and

•	approximately $17.5 million in New Zealand loss carry forwards.

We disposed of our Puerto Rico operations during 2005 and plan no further investment in Puerto Rico for the foreseeable future.  We have approximately $17.8 million in Puerto Rico loss carry forwards expiring no later than 2018.  No material future tax benefits from Puerto Rico loss carry forwards can be recognized by the Company unless it re-enters the Puerto Rico market.

We expect no other substantial limitations on the future use of U.S. or foreign loss carry forwards except as may occur for certain losses occurring in Australia and New Zealand related to the Landplan operations, which may only be used to offset income and gains from those particular activities, and cannot be shared with their respective consolidated group.

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

The provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Expected tax provision (benefit)	$554	$2,817	$(5,149)
Reduction (increase) in taxes resulting from:
Change in valuation allowance	(5,595)	(4,509)	4,179
Expired foreign loss carry forward	1,816	1,847	2,283
Foreign tax provision	1,262	942	1,012
Tax effect of foreign tax rates on current income	(240)	528	(464)
State and local tax provision	441	320	187
Reserve for Tax/Audit Litigation case	12,528	--	--
Effect of tax rate change	3,422	--	--
Other items	44	7	51
Actual tax provision	$14,232	$1,952	$2,099

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading

Australia and Reading New Zealand consolidated groups of subsidiaries as of December 31, 2010.  We have provided $373,000 in foreign withholding taxes connected with these current retained earnings.

We have accrued $26.2 million in income tax liabilities as of December 31, 2010, of which $23.9 million has been classified as income taxes payable and $2.3 million have been classified as non-current tax liabilities.  As part of current tax liabilities, we have accrued $18.7 million in accordance with the cumulative probability approach prescribed by FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions in connection with the “Tax/Audit Litigation” which has now been settled (see Note 19 – Commitments and Contingencies).  We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes described in Note 15 – Other Liabilities.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ending December 31, 2010, December 31, 2009, and December 31, 2008 (dollars in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Unrecognized tax benefits – gross beginning balance	$11,412	$11,271	$11,417
Gross increases – prior period tax provisions	--	92	--
Gross decreases – prior period tax positions	--	--	(146)
Gross increases – current period tax positions	405	219	--
Settlements	(3,189)	--	--
Statute of limitations lapse	(570)	(170)	--
Unrecognized tax benefits – gross ending balance	8,058	11,412	11,271

We adopted FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“ASC 740-10-25”) on January 1, 2007.  In connection, we record interest and penalties related to income tax matters as part of income tax expense.

We had approximately $10.8 million and $11.4 million of gross tax benefits as of the adoption date and December 31, 2007, respectively, plus $1.7 million and $2.3 million of tax interest unrecognized on the financial statements as of each date, respectively.  The gross tax benefits mostly reflect operating loss carry forwards and the IRS Tax Audit/Litigation case described below.

We recorded a decrease to our gross unrecognized tax benefits of approximately $0.1 million and an increase to tax interest of approximately $0.9 million during the period January 1, 2008 to December 31, 2008, and the total balance at December 31, 2008 was approximately $14.5 million (of which approximately $3.2 million represents IRS interest).  We further recorded an increase to our gross unrecognized tax benefits of approximately $0.2 million and an increase to tax interest of approximately $0.6 million during the period January 1, 2009 to December 31, 2009, and the total balance at December 31, 2009 was approximately $15.3 million (of which approximately $3.8 million represents IRS interest).  Of the $11.4 million gross unrecognized tax benefit at December 31, 2009, $3.2 million would impact the effective tax rate if recognized.  We further recorded a reduction to our gross unrecognized tax benefits of approximately $3.4 million and an increase to tax interest of approximately $8.8 million during the period January 1, 2010 to December 31, 2010, and the total balance at December 31, 2010 was approximately $20.6 million (of which approximately $12.6 million represents IRS interest).  Of the $20.6 million gross unrecognized tax benefit at December 31, 2010, approximately $19.5 million would impact the effective tax rate if recognized.

It is difficult to predict the timing and resolution of uncertain tax positions. Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax positions will decline within a range of $5.7 million to $6.3 million.  The reasons for such change include but are not limited to tax positions expected to be taken during 2011, reevaluation of current uncertain tax positions, expiring statutes of limitations, and final Tax Court judgment and disposition of the ”Tax Audit/Litigation” matter discussed below.

Our company and subsidiaries are subject to U.S. federal income tax, income tax in various U.S. states, and income tax in Australia, New Zealand, and Puerto Rico.

Generally, changes to our federal and most state income tax returns for the calendar year 2006 and earlier are barred by statutes of limitations.  Certain domestic subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us.  These subsidiaries were examined by IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years.  Those deficiencies have been settled, as discussed in “Tax Audit/Litigation,” Note 19 – Commitments and Contingencies.  Our income tax returns of Australia filed since inception in 1995 are generally open for examination.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2005 and afterward generally remain open for examination as of December 31, 2010.

Note 15 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	December 31,
	2010	2009
Current liabilities
Security deposit payable	$141	$136
Contractual commitment loss	--	321
Other current liabilities	$141	$457
Other liabilities
Foreign withholding taxes	$5,944	$5,944
Straight-line rent liability	7,559	6,199
Option liability	5,637	--
Environmental reserve	1,656	1,656
Accrued pension	4,406	3,912
Interest rate swap	181	785
Acquired leases	3,264	4,042
Other payable	2,603	2,603
Other	904	711
Other liabilities	$32,154	$25,852

Village East Purchase Option

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema in New York City by 10 years, with a new termination date of June 30, 2020.  The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each.  Because our Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, is also the managing member of SHC, RDI and SHC are considered entities under common control.  As a result, we recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding option liability of $5.6 million presented under other liabilities (see Note 26 – Related Parties and Transactions).

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

Impaired Property - For assets measured on a non-recurring basis, such as real estate assets that are required to be recorded at fair value as a result of an impairment, our estimates of fair value are based on management’s best estimate derived from evaluating market sales data for comparable properties developed by a third party appraiser and arriving at management’s estimate of fair value based on such comparable data primarily based on properties with similar characteristics.  For the years ended December 31, 2010, 2009, and 2008, the fair value of our impaired properties was estimated to be $1.8 million, $4.5 million, and $48.1 million, respectively, which we used to record our impairment expense and was based on level 3 inputs in developing management’s estimate of fair value.

As of December 31, 2010, we held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, available for sale securities, and interest rate derivative contracts.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less where the carrying value approximates fair value.  Derivative instruments are related to our economic hedge of interest rates.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in Australia.

The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future expected cash receipts or payments that would occur if variable interest rate fell above or below the strike rate of the interest rate swap agreement.  The variable interest rates used in the calculation of projected receipts or payments on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2010 and 2009, respectively (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	2010	2009	2010	2009
Investment in marketable securities	1	$2,985	$3,120	$2,985	$3,120
Interest rate swaps asset	2	$446	$766	$446	$766
Interest rate swaps liability	2	$181	$785	$181	$785

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at December 31, 2010 and 2009 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2010	2009	2010		2009
Cash	$34,568	$24,612		$34,568		$24,612
Accounts receivable	$5,470	$9,458		$5,470		$9,458
Restricted cash	$2,159	$321		$2,159		$321
Accounts and film rent payable	$21,687	$22,199		$21,687		$22,199
Notes payable	$191,908	$185,080		$173,129		$172,946
Notes payable to related party	$9,000	$14,000	$	N/A	$	N/A
Subordinated debt	$27,913	$27,913		$18,241		$20,416
Investment in Marketable Securities	$2,985	$3,120		$2,985		$3,120
Interest rate swaps asset	$446	$766		$446		$766
Interest rate swaps liability	$181	$785		$181		$785

For purposes of this fair value disclosure, we based our fair value estimate for notes payable and subordinated debt on our internal valuation whereby we apply the discounted cash flow method to our expected cash flow payments due under our existing debt agreements based on a representative sample of our lenders’ market interest rate quotes as of December 31, 2010 for debt with similar risk characteristics and maturities.

Note 17 – Lease Agreements

Most of our cinemas conduct their operations in leased facilities.  Thirteen of our eighteen operating multiplexes in Australia, four of our eight cinemas in New Zealand, and all but one of our cinemas in the United States are in leased facilities.  These cinema leases have remaining terms inclusive of options of 2 to 40 years.  Certain of our cinema leases provide for contingent rentals based upon a specified percentage of theater revenue with a guaranteed minimum.  Substantially all of our leases require the payment of property taxes, insurance, and other costs applicable to the property.  We also lease office space and equipment under non-cancelable operating leases.  All of our leases are accounted for as operating leases and accordingly, we have no leases of facilities that require capitalization.

We determine the annual base rent expense of our cinemas by amortizing total minimum lease obligations on a straight-line basis over the lease terms.  Base rent expense and contingent rental expense under the operating leases totaled approximately $30.9 million and $1.1 million for 2010, respectively; $27.5 million and $794,000 for 2009, respectively; and $26.0 million and $346,000 for 2008, respectively.  Future minimum lease payments by year and, in the aggregate, under non-cancelable operating leases consisted of the following at December 31, 2010 (dollars in thousands):

	Minimum Ground Lease Payments	Minimum Premises Lease Payments	Total Minimum Lease Payments
2011	$3,074	$25,992	$29,066
2012	3,074	24,431	27,505
2013	3,145	21,854	24,999
2014	2,131	19,626	21,757
2015	1,095	16,981	18,076
Thereafter	17,601	59,879	77,480
Total minimum lease payments	$30,120	$168,763	$198,883

Since approximately $77.6 million of our total minimum lease payments of $198.9 million as of December 31, 2010 consisted of lease obligations denominated in Australian and New Zealand dollars, the U.S dollar amounts of these obligations will fluctuate in accordance with the relative values of these currencies.

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

The SERP initially will be unfunded, but Reading may choose to establish one or more grantor trusts from which to pay the SERP benefits.  As such, the SERP benefits are unsecured, general obligations of Reading.  The SERP is administered by the Compensation Committee of the Board of Directors of Reading.  In accordance with FASB ASC 715-30-05 – Defined Benefit Pension Plans (“ASC 715-30-05”), the initial pension benefit obligation of $2.7 million was included in our other liabilities with a corresponding amount of unrecognized prior service cost included in accumulated other comprehensive income on March 1, 2007 (see Note 24 – Comprehensive Income (Loss)).  The initial benefit obligation was based on a discount rate of 5.75% and a compensation increase rate of 3.5%.  The $2.7 million is being amortized as a prior service cost over the estimated service period of 10 years combined with an annual interest cost.  For the years ended December 31, 2010, 2009 and 2008, we recognized $200,000, $160,000, and $153,000, respectively, of interest cost and $304,000 of amortized prior service cost per year.  For the years ended December 31, 2010 and 2009, we recognized $0 and $20,000 of amortized net gains.  The balance of the other liability for this pension plan was $3.8 million and $3.4 million at December 31, 2010 and 2009, respectively, and the accumulated unrecognized prior service costs included in other comprehensive income balance was $2.1 million and $2.1 million at December 31, 2010 and 2009, respectively.  The December 31, 2010 and 2009 values of the SERP are based on a discount rate of 6.25% and 5.85%, respectively and an annual compensation growth rate of 3.50% per year.

The change in the SERP pension benefit obligation and the funded status for the year ending December 31, 2010 and 2009 are as follows (dollars in thousands):

Change in Benefit Obligation	For the year ending December 31, 2010
Benefit obligation at January 1, 2010	$3,428
Service cost	--
Interest cost	200
Actuarial loss	192
Benefit obligation at December 31, 2010	3,820
Plan assets	--
Funded status at December 31, 2010	$(3,820)

Change in Benefit Obligation	For the year ending December 31, 2009
Benefit obligation at January 1, 2009	$2,566
Service cost	--
Interest cost	160
Actuarial gain	702
Benefit obligation at December 31, 2009	3,428
Plan assets	--
Funded status at December 31, 2009	$(3,428)

Amount recognized in balance sheet consists of (dollars in thousands):

	At December 31, 2010	At December 31, 2009
Noncurrent assets	$--	$--
Current liabilities	9	7
Noncurrent liabilities	3,811	3,421

Items not yet recognized as a component of net periodic pension cost consist of (dollars in thousands):

	At December 31, 2010	At December 31, 2009
Unamortized actuarial (gain) loss	$514	$323
Prior service costs	1,538	1,840
Accumulated other comprehensive loss	2,052	2,163

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows (dollars in thousands):

Net periodic benefit cost	From January 1, 2010 to December 31, 2010	From January 1, 2009 to December 31, 2009
Service cost	$--	$--
Interest cost	200	160
Expected return on plan assets	--	--
Amortization of prior service costs	304	304
Amortization of net gain	--	(20)
Net periodic benefit cost	$504	$444
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss	$192	$702
Prior service cost	--	--
Amortization of prior service cost	(304)	(304)
Amortization of net gain	--	20
Total recognized in other comprehensive income	$(112)	$418
Total recognized in net periodic benefit cost and other comprehensive income	$392	$862

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $25,000 and $304,000, respectively.

The following weighted average assumptions were used to determine the plan benefit obligations at December 31, 2010 and 2009:

	2010	2009
Discount rate	5.10%	5.85%
Rate of compensation increase	3.50%	3.50%

The following weighted-average assumptions were used to determine net periodic benefit cost for the year ended December 31, 2010 and 2009:

	2010	2009
Discount rate	5.85%	6.25%
Expected long-term return on plan assets	0.00%	0.00%
Rate of compensation increase	3.50%	3.50%

Other Pension Liabilities

In addition to the aforementioned SERP, Mr. S. Craig Tompkins has a vested interest in the pension plan originally established by Craig Corporation prior to its merger with our company of $194,000 and $192,000 at December 31, 2010 and 2009, respectively.  The balance accrues interest at 30 day LIBOR and is maintained as an unfunded Executive Pension Plan obligation included in other liabilities.  Additionally, as part of his employment agreement, Mr. John Hunter, our Chief Operating Officer, has a vested interest in a pension plan that currently accrues $100,000 per year and has a balance of $392,000 and $292,000 at December 31, 2010 and 2009, respectively.

The benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the following periods (dollars in thousands):

Pension Payments
2011	$9
2012	18
2013	28
2014	37
2015	48
Thereafter	4,266
Total pension payments	$4,406

Note 19 - Commitments and Contingencies

Unconsolidated Joint Venture Loans

The following section describes any loans associated with our investments in unconsolidated joint ventures.  As these investments are unconsolidated, any associated bank loans are not reflected in our Consolidated Balance Sheet at December 31, 2010.  Each loan is without recourse to any assets other than our interests in the individual joint venture.

Rialto Distribution.  We are the 33.3% co-owners of the assets of Rialto Distribution.  At December 31, 2010 and 2009, the total line of credit was $1.5 million (NZ$2.0 million) and $1.5 million (NZ$2.0 million), respectively, and had an outstanding balance of $653,000 (NZ$850,000) and $979,000 (NZ$1.4 million), respectively.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

Tax Audit/Litigation

The Internal Revenue Service (the “IRS”) examined the tax return of Reading Entertainment Inc. (“RDGE”) for its tax years ended December 31, 1996 through December 31, 1999 and the tax return of Craig Corporation (“CRG”) for its tax year ended June 30, 1997.  These companies are each now wholly owned subsidiaries of the Company, but for the time periods under audit, were not consolidated with the Company for tax purposes.  With respect to both of these companies, the principal focus of these audits was the treatment of the contribution by RDGE to our wholly owned subsidiary, Reading Australia, and, thereafter, the subsequent repurchase by Stater Bros. Inc. from Reading Australia, of certain preferred stock in Stater Bros. Inc. (the “Stater Stock”).  The Stater Stock was received by RDGE from CRG as a part of a private placement of securities by RDGE, which closed in October 1996.  A second issue involved an equipment-leasing transaction entered into by RDGE.  This issue was conceded by RDGE resulting in a net tax refund.

By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of RDGE and CRG for the years in question (the “Examination Report”).  The Examination Report for each of RDGE and CRG proposed that the gains on the disposition by RDGE of Stater Stock, reported as taxable on the RDGE return, should be allocated to CRG.  As reported, the gain resulted in no additional tax to RDGE inasmuch as the gain was entirely offset by a net operating loss carry forward of RDGE.  This proposed change would have caused an additional federal tax liability for CRG of approximately $20.9 million plus interest, and an additional California tax liability of approximately $5.4 million plus interest and “amnesty” penalties.

Notices of deficiency dated June 29, 2006 were received with respect to each of RDGE and CRG determining proposed deficiencies of $20.9 million for CRG and a total of $349,000 for RDGE for the tax years 1997, 1998, and 1999.  In September 2006, petitions were filed with the Tax Court by CRG and RDGE disputing the proposed deficiencies.

In July 2010, CRG and the IRS agreed to file with the Tax Court a settlement of the IRS’s claim against CRG.  The final decision of the Tax Court was entered on January 6, 2011.  In the settlement, the IRS conceded 70% of its proposed adjustment to income claimed in its notices of deficiency dated June 29, 2006.  Instead of a claim for unpaid taxes of $20.9 million plus interest, the effect of settlement on the Reading consolidated group is to require a total federal income tax obligation of $5.4 million, reduced by a federal tax refund of $800,000, increased by interest of $9.3 million, for a net federal tax liability of $13.9 million as of December 31, 2010.  The Company anticipates federal and state tax deductions will be available for interest paid to IRS and to state tax agencies, plus an additional federal deduction will be available for taxes paid to state tax agencies.

The impact of the settlement upon state taxes on the Reading consolidated group remains uncertain as of December 31, 2010, but if the agreed adjustment to income were reflected on state returns, it would cause a state tax obligation of approximately $4.7 million.  Of this, $4.2 million would be related to California, and $0.5 million to other states.  CRG’s 1997 tax year remains open with respect to CRG’s potential tax liability to the State of California.  As of December 31, 2010, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed when a deficiency is asserted.

The decision to settle was based on various business considerations, the most prominent of which was the potential size of an adverse judgment (some $56.8 million net federal tax liability, including interest, if the case had remained unsettled as of December 31, 2010), plus state liabilities and the direct costs of trial.

Immediately before the settlement, we had accrued $6.6 million in accordance with the cumulative probability approach prescribed in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740-10-25 – Income Taxes.  As a result of this settlement, we recorded an additional federal and state tax expense of $12.1 million for the year ended December 31, 2010 to increase our reserve for uncertain tax positions.  As of December 31, 2010, we show the $18.7 million potential impact as current taxes payable.

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

From time to time, we have claims brought against us relating to the exposure of former employees of our railroad operations to asbestos and coal dust.  These are generally covered by an insurance settlement reached in September 1990 with our insurance carriers.  However, this insurance settlement does not cover litigation by people who were not our employees and who may claim second hand exposure to asbestos, coal dust and/or other chemicals or elements now recognized as potentially causing cancer in humans.  Our known exposure to these types of claims, asserted or probable of being asserted, is not material.

In connection with the development of our 50.6 acre Burwood site, it will be necessary to address certain environmental issues.  That property was at one time used as a brickworks and we have discovered petroleum and asbestos at the site.  During 2007, we developed a plan for the remediation of these materials, in some cases through removal and in other cases through encapsulation.  As of December 31, 2010, we estimate that the total site preparation costs associated with the removal of this contaminated soil will be $12.3 million (AUS$12.2 million) and as of that date we had incurred a total of $8.4 million (AUS$8.3 million) of these costs.  We do not believe that this has added materially to the overall development cost of the site, as much of the work will be done in connection with the excavation and other development activity already contemplated for the property.

Note 20 – Noncontrolling interests

As of December 31, 2010, the noncontrolling interests in our consolidated subsidiaries are comprised of the following:

•	50% of membership interest in Angelika Film Center LLC (“AFC LLC”) owned by a subsidiary of iDNA

•	25% noncontrolling interest in Australian Country Cinemas by 21st Century Pty, Ltd

•	33% noncontrolling interest in the Elsternwick joint venture by Champion Pictures Pty Ltd

•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by Sutton Hill Capital, LLC

The components of noncontrolling interest are as follows (dollars in thousands):

	December 31,
	2010	2009
AFC LLC	$681	$1,135
Australian Country Cinemas	162	255
Elsternwick unincorporated joint venture	176	139
Sutton Hill Properties	(167)	(155)
Noncontrolling interests in consolidated subsidiaries	$852	$1,374

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	December 31,
	2010	2009	2008
AFC LLC	$546	$606	$622
Australian Country Cinemas	249	152	146
Elsternwick unincorporated joint venture	59	34	31
Landplan Property Partners	--	(157)	(59)
Sutton Hill Properties	(238)	(247)	(120)
Net income attributable to noncontrolling interests	$616	$388	$620

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

Landplan Property Partners, Ltd

In 2006, we formed Landplan Property Partners, Ltd (“Reading Landplan”) to identify, acquire, develop, or redevelop properties on an opportunistic basis in Australia and New Zealand.  These properties are held in separate special purpose entities, which are collectively referred to as “Reading Landplan.”  The properties held through Landplan currently consist of the holdings described above as being located at Indooroopilly, Taringa, Lake Taupo (including the adjacent undeveloped parcel), and Manukau.  On April 1, 2010, we terminated our then existing contractual relationship with Doug Osborne, at that time the chief executive officer of our Landplan real estate operations.  Mr. Osborne’s incentive interest in our various Landplan projects, which was valued at $0, was revoked at that time.  Mr. Osborne continues to provide services to us on a non-exclusive independent contractor basis.

Note 21 - Common Stock

Our common stock trades on the NASDAQ under the symbols RDI and RDIB which are our Class A (non-voting) and Class B (voting) stock, respectively.  Our Class A (non-voting) has preference over our Class B (voting) share upon liquidation.  No dividends have ever been issued for either share class.

2010 Common Stock Activity

During 2010, we issued 148,616 shares of Class A Stock (non-voting) to certain executive employees associated with their prior years’ stock bonuses.  Additionally, we canceled 4,348,780 shares of Class A Stock (non-voting) held as treasury by one of our subsidiaries due to an issuance error made in 2002 associated with the consolidation of Reading Entertainment Inc. and Craig Corporation, Inc. into Reading International, Inc.

For the stock options exercised during 2010, we issued for cash to employees or directors of the corporation under our employee stock option plan 90,000 shares of Class A Stock at an exercise price of $2.76 per share.

Due to a perceived low price to our common shares, during the first quarter of 2010, we purchased 62,375 shares for a total cost of $251,000.  Also, as a result of our revised Village East Cinema building lease, we recorded a deemed equity distribution of $877,000 (see Note 26 – Related Parties and Transactions).

2009 Common Stock Activity

During 2009, we issued 146,017 shares of Class A Stock to certain executive employees associated with their prior years’ stock bonuses.  Additionally, 98,949 shares of Class A Stock which were previously held as treasury shares were canceled during 2009.

For the stock options exercised during 2009, we issued for cash to an employee of the corporation under our employee stock option plan 3,000 shares of Class A Stock at an exercise price of $3.80 per share.

Note 22 – Business Segments and Geographic Area Information

During 2010, we changed our reporting for intercompany property rent where our cinema operations were substantially the only tenant of such property by eliminating the intersegment revenue and expense relating to the intercompany rent, and transferring the third party lease costs from the real estate segment to the cinema exhibition segment.  This change in management’s structure of the reportable segments commenced on January 1, 2010, such changes to segment reporting are reflected in the segment results for 2010, 2009, and 2008, respectively.  The retroactive presentation in 2009 and 2008 segment results decreased intersegment revenue and expense for the intercompany rent by $4.4 million and $2.2 million, respectively, and transferred the third party lease costs from the real estate segment to the cinema exhibition segment.  The overall results of these changes decreased real estate segment revenue and expense by $4.4 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively.  This change results in a reduction of real estate operating expense and an increase of cinema operating expense of $4.4 million and $2.2 million, respectively, on our Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

The table below sets forth certain information concerning our cinema operations and our real estate operations (which includes information relating to both our real estate development, retail rental and live theater rental activities) for the three years ended December 31, 2009 (dollars in thousands):

Year Ended December 31, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$211,073	$25,210	$(6,466)	$229,817
Operating expense	178,261	8,979	(6,466)	180,774
Depreciation & amortization	10,559	4,617	--	15,176
Impairment expense	--	2,239	--	2,239
General & administrative expense	2,880	1,220		4,100
Segment operating income	$19,373	$8,155	$--	$27,528

Year Ended December 31, 2009	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$201,388	$20,538	$(5,241)	$216,685
Operating expense	165,708	7,353	(5,241)	167,820
Depreciation & amortization	10,816	3,653	--	14,469
Loss on transfer of real estate held for sale to continuing operations	--	549	--	549
Impairment expense	--	3,217	--	3,217
Contractual commitment loss	--	1,092	--	1,092
General & administrative expense	2,645	1,063	--	3,708
Segment operating income	$22,219	$3,611	$--	$25,830

Year Ended December 31, 2008	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$181,188	$21,313	$(5,675)	$196,826
Operating expense	153,064	7,451	(5,675)	154,840
Depreciation & amortization	13,702	4,219	--	17,921
Impairment expense	351	3,968	--	4,319
General & administrative expense	3,834	1,123	--	4,957
Segment operating income	$10,237	$4,552	$--	$14,789

Reconciliation to net income (loss):	2010	2009	2008
Total segment operating income	$27,528	$25,830	$14,789
Non-segment:
Depreciation and amortization expense	715	666	656
General and administrative expense	13,684	13,851	16,481
Other operating income	--	(2,551)	--
Operating income (loss)	13,129	13,864	(2,348)
Interest expense, net	(12,286)	(14,572)	(15,740)
Other income (expense)	(347)	(2,013)	991
Gain on sale of assets	352	(2)	--
Income (loss) from discontinued operations	5	58	60
Income tax expense	(14,232)	(1,952)	(2,099)
Equity earnings of unconsolidated joint ventures and entities	1,345	117	497
Gain on sale of unconsolidated joint venture	--	268	2,450
Gain on extinguishment of debt	--	10,714	--
Net income (loss)	$(12,034)	$6,482	$(16,189)
Net income attributable to noncontrolling interests	(616)	(388)	(620)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(12,650)	$6,094	$(16,809)

Summary of assets:	2010	2009
Segment assets	$406,569	$375,628
Corporate assets	23,780	30,789
Total Assets	$430,349	$406,417

Summary of capital expenditures:	2010	2009	2008
Segment capital expenditures	$18,942	$5,584	$74,951
Corporate capital expenditures	429	102	215
Total capital expenditures	$19,371	$5,686	$75,166

The cinema results shown above include revenue and operating expense directly linked to our cinema assets.  The real estate results include rental income from our properties and live theaters and operating expense directly linked to our property assets.

The following table sets forth the book value of our property and equipment by geographical area (dollars in thousands):

	December 31,
	2010	2009
Australia	$121,403	$101,918
New Zealand	33,809	36,278
United States	65,038	62,553
Total property and equipment	$220,250	$200,749

The following table sets forth our revenue by geographical area (dollars in thousands):

	December 31,
	2010	2009	2008
Australia	$94,215	$80,848	$73,527
New Zealand	25,036	22,446	23,511
United States	110,566	113,391	99,788
Total Revenue	$229,817	$216,685	$196,826

Note 23 – Unaudited Quarterly Financial Information (dollars in thousands, except per share amounts)

	First	Second	Third(1)	Fourth(1)
2010	Quarter	Quarter	Quarter	Quarter
Revenue	$58,041	$56,980	$60,589	$54,207
Net income (loss)	$568	$(13,561)	$1,378	$(419)
Net income (loss) attributable to Reading International, Inc. shareholders	$353	$(13,714)	$1,242	$(531)
Basic earnings (loss) per share	$0.02	$(0.60)	$0.05	$(0.03)
Diluted earnings (loss) per share	$0.02	$(0.60)	$0.05	$(0.03)

2009
Revenue	$46,992	$54,381	$55,963	$59,349
Net income (loss)	$(3,155)	$9,980	$3,274	$(3,617)
Net income (loss) attributable to Reading International, Inc. shareholders	$(3,393)	$9,890	$3,141	$(3,544)
Basic earnings (loss) per share	$(0.15)	$0.44	$0.14	$(0.16)
Diluted earnings (loss) per share	$(0.15)	$0.44	$0.14	$(0.16)

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

Note 24 - Comprehensive Income (Loss)

US GAAP requires us to classify unrealized gains and losses on equity securities as well as our foreign currency adjustments as comprehensive income.  The following table sets forth our comprehensive income for the periods indicated (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net unrealized gains/(losses) on investments
Reclassification of realized gain on available for sale investments included in net income (loss)	$--	$1,047	$607
Unrealized loss on available for sale investments	(478)	(523)	(628)
Net unrealized gains/(losses) on investments	(478)	524	(21)
Net income (loss)	(12,034)	6,482	(16,189)
Cumulative foreign currency adjustment	16,015	34,271	(39,249)
Accrued pension service (benefit) costs	112	(418)	318
Comprehensive income (loss)	$3,615	$40,859	$(55,141)
Net income attributable to noncontrolling interests	(616)	(388)	(620)
Comprehensive income attributable to noncontrolling interests	(43)	(141)	53
Comprehensive income (loss) attributable to Reading International, Inc.	$2,956	$40,330	$(55,708)

Note 25 - Future Minimum Rental Income

Real estate revenue amounted to $18.7 million, $15.3 million, and $15.6 million, for the years ended December 31, 2010, 2009 and 2008, respectively.  For the year ended December 31, 2010, rental revenue includes the revenue from all of our Australia and New Zealand real estate properties and our U.S. properties of the Union Square Theatre and the Royal George Theatre.

Future minimum rental income under all contractual operating leases is summarized as follows (dollars in thousands):

Year Ending December 31,
2011	$12,008
2012	9,592
2013	6,194
2014	4,215
2015	3,815
Thereafter	27,142
Total future minimum rental income	$62,966

Note 26 – Related Parties and Transactions

Sutton Hill Capital

In 2001, we entered into a transaction with Sutton Hill Capital, LLC (“SHC”) regarding the leasing with an option to purchase of certain cinemas located in Manhattan.  In connection with that transaction, we also agreed to lend certain amounts to SHC, to provide liquidity in its investment, pending our determination whether or not to exercise our option to purchase and to manage the 86th Street Cinema on a fee basis.  SHC is a limited liability company owned in equal shares by James J. Cotter and Michael Forman and of which Mr. Cotter is the managing member.  During 2010, 2009 and 2008, we paid rent to SHC in the amount of $547,000, $487,000, and $487,000, respectively.

On June 29, 2010, we agreed to extend our existing lease from SHC of the Village East Cinema in New York City by 10 years, with a new termination date of June 30, 2020.  The Village East lease includes a sub-lease of the ground underlying the cinema that is subject to a longer-term ground lease between SHC and an unrelated third party that expires in June 2031 (the “cinema ground lease”).  The extended lease provides for a call option pursuant to which Reading may purchase the cinema ground lease for $5.9 million at the end of the lease term.  Additionally, the lease has a put option pursuant to which SHC may require Reading to purchase all or a portion of SHC’s interest in the existing cinema lease and the cinema ground lease at any time between July 1, 2013 and December 4, 2019.  SHC’s put option may be exercised on one or more occasions in increments of not less than $100,000 each.  Because our Chairman, Chief Executive Officer, and controlling shareholder, Mr. James J. Cotter, is also the managing member of SHC, RDI and SHC are considered entities under common control.  As a result, we recorded the Village East Cinema building as a property asset of $4.7 million on our balance sheet based on the cost carry-over basis from an entity under common control with a corresponding capital lease liability of $5.6 million presented under other liabilities (see Note 15 – Other Liabilities).  This resulted in a deemed equity distribution of $877,000.

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

The Management Agreement generally provides that we will pay OBI Management a combination of fixed and incentive fees, which historically have equated to approximately 21% of the net cash flow received by us from our live theaters in New York.  Since the fixed fees are applicable only during such periods as the New York theaters are booked, OBI Management receives no compensation with respect to a theater at any time when it is not generating revenue for us.  This arrangement provides an incentive to OBI Management to keep the theaters booked with the best available shows, and mitigates the negative cash flow that would result from having an empty theater.  In addition, OBI Management manages our Royal George live theater complex in Chicago on a fee basis based on theater cash flow.  In 2010, OBI Management earned $416,000, which was 24.2% of net cash flows for the year.  In 2009, OBI Management earned $325,000, which was 28.3% of net cash flows for the year.  In 2008, OBI Management earned $428,000, which was 23.8% of net cash flows for the year.  In each year, we reimbursed travel related expenses for OBI Management personnel with respect to travel between New York City and Chicago in connection with the management of the Royal George complex.

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

Live Theater Play Investment

From time to time, our officers and directors may invest in plays that lease our live theaters.  During 2004, an affiliate of Mr. James J. Cotter and Michael Forman have a 25% investment in the play, I Love You, You’re Perfect, Now Change, playing in one of our auditoriums at our Royal George Theatre until March 2006.  We similarly had a 25% investment in the play.  The play earned for us $0, $0, and $2,000 during the years ended December 31, 2010, 2009 and 2008, respectively.  This investment received board approval from our Conflicts Committee on August 12, 2002.

During 2008, we had a 37.4% investment in a show that played at our Minetta Lane Theatre from February to July 2008.  The operations from the play resulted in a net loss to us of $304,000.  No changes to this investment were recorded during 2010 or 2009.

The play STOMP has been playing in our Orpheum Theatre since prior to the time we acquired the theater in 2001.  Messrs. James J. Cotter and Michael Forman own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theater.

Note 27 – Subsequent Events

Australia Corporate Credit Facility

On March 9, 2011, we received credit approval from National Australia Bank for a $106.3 million (AUS$105.0 million) facility that will replace our expiring Australia Corporate Credit Facility which will allow us to fully repay our $101.7 million (AUS$100.5 million) of outstanding debt.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Allowance for doubtful accounts
Year-ended December 31, 2010 – Allowance for doubtful accounts	$207	$69	$218	$58
Year-ended December 31, 2009 – Allowance for doubtful accounts	$397	$142	$332	$207
Year-ended December 31, 2008 – Allowance for doubtful accounts	$382	$115	$100	$397

Tax valuation allowance
Year-ended December 31, 2010 – Tax valuation allowance	$59,603	$--	$5,090	$54,513
Year-ended December 31, 2009 – Tax valuation allowance	$59,938	$--	$335	$59,603
Year-ended December 31, 2008 – Tax valuation allowance	$57,210	$2,728	$--	$59,938

Item 9 – Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f), including maintenance of (i) records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, and (ii) policies and procedures that provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, (b) our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors and (c) we will prevent or timely detect unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  A Disclosure Committee consisting of the principal accounting officer, general counsel, chief communication officer, senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Securities Exchange Act Rule 13a-15(e) and 15d – 15(e)  as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

Except as noted below, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to September 30, 2010, we determined that the material control weaknesses that existed at December 31, 2009 and September 30, 2010 relating to non-routine foreign transactions and straight-line rent, respectively, had been remediated.  As a result, we materially changed our system of internal controls over financial reporting regarding non-routine foreign transactions. We implemented an enhanced management review of significant foreign transactions and an enhanced management review of foreign contracts and agreements.  Additionally, to address the design deficiency in straight-line rent internal controls that existed at September 30, 2010, we provided training to our personnel who perform the straight-line rent calculations, and we implemented an enhanced management review of the straight-line rent calculations and account balances.  We believe that these enhanced procedures provide appropriate internal controls over financial reporting and improve our ability to identify potential accounting issues prior to and during the comprehensive review of our consolidated financial statements.

Management believes these changes, which were implemented during the year ending December 31, 2010, have remediated the control weaknesses that led to the material weaknesses discussed above. Such remediation was completed and tested by us and such enhanced internal controls over financial reporting were subject to our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Reading International, Inc.
Commerce, California

We have audited Reading International, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated March 15, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the current maturity of the Company’s Australia Corporate Credit Facility.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California
March 15, 2011

PART III

Items 10, 11, 12, 13 and 14

Information required by Part II (Items 10, 11, 12, 13 and 14) of this From 10-K is herby incorporated by reference from the Reading International, Inc.’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a)           The following documents are filed as a part of this report:

1.           Financial Statements

The following financial statements are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

2.	Financial Statements and Schedules for the years ended December 31, 2010, 2009 and 2008

(b)	Exhibits Required by Item 601 of Regulation S-K

See Item (a)3. above.

(c)	Financial Statement Schedule

See Item (a)2. above.

Following are financial statements and notes of Mt. Gravatt Cinemas Joint Venture for the periods indicated.  We are required to include in our Report on Form 10-K audited financial statements for the year ended December 31, 2010 and unaudited financial statements for the years ended December 31, 2009 and 2008.

Mt. Gravatt Cinemas Joint Venture
Income Statement
For the Year Ended December 31, 2010

In AUS$	Note	2010	2009 (unaudited)	2008 (unaudited)
Revenue from rendering services	5	$10,378,232	$10,459,016	$9,229,454
Revenue from sale of concession		3,646,982	3,732,980	3,664,757
Total revenue		$14,025,214	$14,191,996	$12,894,211

Cost of concession		(913,716)	(963,084)	(1,022,055)
Depreciation and amortization expenses	8	(573,224)	(613,175)	(682,943)
Personnel expenses	6	(2,084,251)	(1,963,946)	(1,858,654)
Film expenses		(4,200,089)	(4,181,253)	(3,628,015)
Occupancy expenses		(1,413,895)	(1,399,618)	(1,436,093)
House expenses		(1,182,071)	(1,075,082)	(909,990)
Advertising and marketing costs		(325,214)	(244,086)	(297,594)
Management fees		(243,290)	(273,958)	(237,635)
Repairs and maintenance expense		(163,994)	(175,338)	(187,539)
Results for operating activities		$2,925,470	$3,302,456	$2,633,693

Finance income		19,522	16,047	33,400
Net finance income(expense)	7	$19,522	$16,047	$33,400
Profit for the period		$2,944,992	$3,318,503	$2,667,093

Other comprehensive income
Other comprehensive income for the period		--	--	--
Total comprehensive income for the period		$2,944,992	$3,318,503	$2,667,093

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Statement of Changes in Members’ Equity
For the Year Ended December 31, 2010

In AUS$	Reading Exhibition Pty Ltd	Village Roadshow Exhibition Pty Ltd	Birch Carroll & Coyle Limited	Total
Members’ Equity at January 1, 2008 (Unaudited)	$1,521,061	$1,521,061	$1,521,063	$4,563,185

Member distributions	(1,170,000)	(1,170,000)	(1,170,000)	(3,510,000)
Total other comprehensive income	--	--	--	--
Profit for the period	889,031	889,031	889,031	2,667,093
Total comprehensive income for the period	889,031	889,031	889,031	2,667,093
Members’ Equity at December 31, 2008 (Unaudited)	$1,240,092	$1,240,092	$1,240,094	$3,720,278

Member distributions	(1,180,000)	(1,180,000)	(1,180,000)	(3,540,000)
Total other comprehensive income	--	--	--	--
Profit for the period	1,106,168	1,106,168	1,106,167	3,318,503
Total comprehensive income for the period	1,106,168	1,106,168	1,106,167	3,318,503
Members’ Equity at December 31, 2009 (Unaudited)	$1,166,260	$1,166,260	$1,166,261	$3,498,781

Member distributions	(850,000)	(850,000)	(850,000)	(2,550,000)
Total other comprehensive income	--	--	--	--
Profit for the period	981,664	981,664	981,664	2,944,992
Total comprehensive income for the period	981,664	981,664	981,664	2,944,992
Members’ Equity at December 31, 2010	$1,297,924	$1,297,924	$1,297,925	$3,893,773

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Statement of Financial Position
As at December 31, 2010

In AUS$	Note	2010	2009 (unaudited)
ASSETS
Current Assets
Cash and cash equivalents	11	$1,502,309	$779,300
Trade receivables	10	89,596	97,359
Inventories	9	235,519	138,682
Other receivables	10	--	109,099
Total current assets		$1,827,424	$1,124,440
Property, plant and equipment	8	2,984,116	3,302,760
Total non-current assets		$2,984,116	$3,302,760
Total assets		$4,811,540	$4,427,200

Current Liabilities
Trade and other payables	13	650,503	691,224
Employee benefits	12	104,614	70,218
Deferred revenue	14	89,858	106,816
Total current liabilities		$844,975	$868,258
Employee benefits	12	72,792	60,161
Total non-current liabilities		$72,792	$60,161
Total liabilities		$917,767	$928,419

Net assets		$3,893,773	$3,498,781

Equity
Contributed equity		$202,593	$202,593
Retained earnings		3,691,180	3,296,188
Total equity		$3,893,773	$3,498,781

The accompanying notes are an integral part of these financial statements.

Mt. Gravatt Cinemas Joint Venture
Statement of Cash Flows
For the Year Ended December 31, 2009

In AUS$	Note	2010	2009 (unaudited)	2008 (unaudited)
Cash flows from operating activities
Cash receipts from customers		$15,424,727	$15,605,549	$14,189,517
Cash paid to suppliers and employees		(11,905,889)	(11,768,067)	(11,020,524)
Cash generated from operations		$3,518,838	$3,837,482	$3,168,993
Net cash from operating activities	18	$3,518,838	$3,837,482	$3,168,993

Cash flows from investing activities
Acquisition of property, plant and equipment	8	(265,351)	(469,852)	(231,156)
Interest received	7	19,522	16,047	33,400
Net cash from investing activities		$(245,829)	$(453,805)	$(197,756)

Cash flows from financing activities
Distributions to Joint Venturers		(2,550,000)	(3,540,000)	(3,510,000)
Net cash from financing activities		$(2,550,000)	$(3,540,000)	$(3,510,000)

Net increase (decrease) in cash and cash equivalents		723,009	(156,323)	(538,763)
Cash and cash equivalents at 1 January		779,300	935,623	1,474,386
Cash and cash equivalents at 31 December	11	$1,502,309	$779,300	$935,623

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

2.           Basis of Presentation

(a)  Statement of Compliance

These financial statements are general purpose financial statements which have been prepared in accordance with the International Financial Reporting Standards (IFRSs) adopted by the International Accounting Standards Board.

The financial year end of the Joint Venture is 30 June.  For purposes of the use of these financial statements by one of the Joint Venturers, these financial statements have been prepared on a 12-month period basis ending on 31 December.

The financial statements were approved by the Management Committee on 15th March, 2011.

(b)      Basis of Measurement

The financial statements have been prepared on the historical cost basis.  The methods used to measure fair values are discussed further in note 4.

(c)      Functional and Presentation Currency

These financial statements are presented in Australian dollars, which is also the Joint Venture’s functional currency.  Amounts in the financial statements have been rounded to the nearest dollar, unless otherwise stated.

(d)      Use of Estimates and Judgments

The preparation of financial statements in accordance with IFRS requires management to make judgements, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Actual results may differ from these estimates.

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognised in the period in which the estimate is revised and in any future periods affected.

In particular, information about significant areas of estimation uncertainty and critical judgements in applying accounting policies that have the most significant effect on the amount recognised in the financial statements are described in note 15 financial instruments.

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

Cost includes expenditures that are directly attributable to the acquisition of the asset.  The cost of self-constructed assets includes the cost of materials and direct labour, any other costs directly attributable to bringing the asset to a working condition for its intended use.  Costs also may include purchases of property, plant and equipment.  Purchased software that is integral to the functionality of the related equipment is capitalised as part of that equipment. Borrowing costs related to the acquisition or construction of qualifying assets are capitalised as part of the cost of that asset.

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

The estimated useful lives for the current and comparative periods are as follows:

Leasehold improvements	Shorter of estimated useful life and term of lease
Plant and equipment	3 to 20 years

Depreciation methods, useful lives and residual values are reviewed at each financial year end and adjusted if appropriate.

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

Other leases are operating leases and are not recognised on the Joint Venture’s statement of financial position.

(d)  Inventories

Inventories are measured at the lower of cost and net realisable value. The cost of inventories is based on the first-in first-out principle, and includes expenditure incurred in acquiring the inventories, and other costs incurred in bringing them to their existing location and condition.  Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expenses.

(e)  Impairment

(i)  Financial Assets

A financial asset is assessed at each reporting date to determine whether there is any objective evidence that it is impaired.  A financial asset is impaired if objective evidence indicates that a loss event has occurred after the initial recognition of the asset, and that loss event had a negative effect on the estimated future cash flows of that asset that can be estimated reliably.

An impairment loss in respect of a financial asset measured at amortised cost is calculated as the difference between its carrying amount, and the present value of the estimated future cash flows discounted at the original effective interest rate. Losses are recognised in profit or loss and reflected in an allowance against the relevant asset.  When a subsequent event causes the amount of impairment loss to decrease, the decrease in impairment loss is reversed through profit or loss.

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

In respect of other assets, impairment losses recognized in prior periods are assessed at each reporting date for any indications that the loss has decreased or no longer exists.  An impairment loss is reversed if there has been a change in the estimates used to determine the recoverable amount.  An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortization, if no impairment loss had been recognized.

(f)  Employee Benefits

(i)  Long-Term Employee Benefits

The Joint Venture’s net obligation in respect of long-term employee benefits is the amount of future benefit that employees have earned in return for their service in the current and prior periods plus related on-costs; that benefit is discounted to determine its present value and the fair value of any related assets is deducted.

(ii)  Termination Benefits

Termination benefits are recognised as an expense when the Joint Venture is demonstrably committed, without realistic possibility of withdrawal, to a formal detailed plan to either terminate employment before the normal retirement date, or to provide termination benefits as a result of an offer made to encourage voluntary redundancy. Termination benefits for voluntary redundancies are recognised as an expense if the Joint Venture has made an offer of voluntary redundancy, it is probable that the offer will be accepted, and the number of acceptances can be estimated reliably.

(iii)  Short-Term Benefits

Liabilities for employee benefits for wages, salaries, and annual leave represent present obligations resulting from employees’ services provided to reporting date and are calculated at undiscounted amounts based on remuneration wage and salary rates that the Joint Venture expects to pay as at reporting date including related on-costs, such as workers compensation insurance and payroll tax.

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

(i)      Revenue

(i)  Rendering of Service/Sale of Concessions

Revenue is measured at the fair value of the consideration received or receivable, net of returns, trade discounts and value rebates.  Revenues are generated principally through admissions and concession sales with proceeds received in cash at the point of sale. Service revenue also includes product advertising and other ancillary revenues which are recognized as income in the period earned. The Joint Venture recognizes payments received attributable to the advertising services provided by the Joint Venture under certain vendor programs as revenue in the period in which services are delivered.

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

(j)      Lease Payments

Payments made under operating leases are recognised in profit or loss on a straight-line basis over the term of the lease on a basis that is representative of the pattern of benefit derived from the leased property.

(k)      Finance Income and Expenses

Finance income comprises interest income on cash held in financial institutions.  Interest income is recognised as it accrues in profit or loss using the effective interest method.

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

(ii)  Income Tax

Under applicable Australian law, the Joint Venture is not subject to tax on earnings generated.  Accordingly the Joint Venture does not recognise any income tax expense, or deferred tax balances.  Earnings of the Joint Venture are taxed at the Joint Venturer level.

(m)      Film Expense

Film expense is incurred based on a contracted percentage of box office results for each film.  The Joint Venture negotiates terms with each film distributor on a film-by-film basis.  Percentage terms are based on a sliding scale, with the Joint Venture subject to a higher percentage of box office results when the film is initially released and declining each subsequent week.  Different films have different rates dependent upon the expected popularity of the film, and forecasted success.

(n)      New Standards and Interpretations Not Yet Adopted

The following standards, amendments to standards and interpretations have been identified as those which may impact the entity in the period of initial application. They are available for early adoption at 31 December 2010, but have not been applied in preparing this financial report:

•
IFRS 9 Financial Instruments includes requirements for the classification and measurement of the financial assets resulting from the first part of Phase 1 of the project to replace IAS 39 Financial Instruments: Recognition and Measurement.  IFRS 9 will become mandatory for the Company’s 31 December 2014 financial statements.  Retrospective application is generally required, although there are exceptions, particularly if the entity adopts the standard for the year ended 31 December 2011 or earlier.  The Company has not yet determined the potential effect of the standard.

•
IAS 24 Related Party Disclosures (revised December 2009) simplifies and clarifies the intended meaning of the definition of a related party and provides a partial exemption from the disclosure requirements for government-related entities.  The amendments, which will become mandatory for Company’s 31 December 2012 financial statements, are not expected to have any impact on the financial statements.

The Joint Venture does not consider that any other standards or interpretations issued by the IASB or the IFRIC, either applicable in the current year or not yet applicable, have, or will have, a significant impact on the financial statements.

(o)      Amounts paid or payable to the auditor

The amounts paid or payable to the auditor for the audit of these financial statements has been borne by one of the Joint Venturers for which these financial statements have been prepared.  The auditor provided no non-audit service in the current or prior periods disclosed.

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

5.           Revenue from rendering services

In AUS$	2010	2009 (unaudited)	2008 (unaudited)
Box office revenue	$9,659,151	$9,724,095	$8,472,215
Screen advertising	251,325	264,406	263,813
Other cinema services	467,756	470,515	493,426
Revenue from rendering of services	$10,378,232	$10,459,016	$9,229,454

6.           Personnel Expenses

In AUS$	2010	2009 (unaudited)	2008 (unaudited)
Wages and salaries	$1,987,041	$1,904,805	$1,819,325
Employee annual leave	67,604	49,927	21,163
Employee long-service leave	29,606	9,214	18,166
Total personnel expenses	$2,084,251	$1,963,946	$1,858,654

7.           Finance Income

In AUS$	2010	2009 (unaudited)	2008 (unaudited)
Interest income on bank balances:	19,522	16,047	33,400
	$19,522	$16,047	$33,400

8.           Property, Plant, and Equipment

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Cost
Balance at January 1, 2009 (unaudited)	8,901,730	2,566,704	--	11,468,434
Additions/(Transfers) (unaudited)	469,852	--	--	469,852
Balance at December 31, 2009 (unaudited)	$9,371,582	$2,566,704	$--	$11,938,286

Balance at January 1, 2010 (unaudited)	9,371,582	2,566,704	--	11,938,286
Additions/(Transfers)	--	--	265,351	265,351
Disposals	(24,576)	--	--	(24,576)
Balance at December 31, 2010	$9,347,006	$2,566,704	$265,351	$12,179,061

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Depreciation
Balance at January 1, 2009 (unaudited)	(7,234,765)	(787,586)	--	(8,022,351)
Depreciation and amortization for the year (unaudited)	(521,938)	(91,237)	--	(613,175)
Balance at December 31, 2009 (unaudited)	$(7,756,703)	$(878,823)	$--	$(8,635,526)

Balance at January 1, 2010 (unaudited)	(7,756,703)	(878,823)	--	(8,635,526)
Depreciation and amortization for the year	(481,988)	(91,236)	--	(573,224)
Disposals	13,805	--	--	13,805
Balance at December 31, 2010	$(8,224,886)	$(970,059)	$--	$(9,194,945)

In AUS$	Plant and Equipment	Leasehold Improvements	Capital WIP	Total
Carrying amounts
At January 1, 2009 (unaudited)	1,666,965	1,779,118	--	3,446,083
At December 31, 2009 (unaudited)	1,614,879	1,687,881	--	3,302,760
At January 1, 2010 (unaudited)	1,614,879	1,687,881	--	3,302,760
At December 31, 2010	1,122,120	1,596,645	265,351	2,984,116

9.           Inventories

In AUS$	2010 (audited)	2009 (unaudited)
Concession stores at cost	235,519	138,682
	$235,519	$138,682

During the year ended 31 December 2010, the write-down of inventories to net disposable value amounted to $0 (2009: $0 (unaudited)).

10.           Trade and Other Receivables

In AUS$	Note	2010 (audited)	2009 (unaudited)
Trade receivables	15	$89,596	$97,359
Prepayments and other receivables		--	109,099
		$89,596	$206,458

The Joint Venture’s trade receivables relate mainly to the Joint Venture’s screen advertiser and credit card companies.

The Joint Venture’s exposure to credit risk and impairment losses related to trade receivables is disclosed in Note 15.

11.           Cash and Cash Equivalents

In AUS$	Note	2010 (audited)	2009 (unaudited)
Cash at bank and on hand	15	1,502,309	779,300
Cash and cash equivalents in the statement of cash flows		$1,502,309	$779,300

The Joint Venture’s exposure to interest rate risk is disclosed in Note 15.

12.           Employee Benefits

Current
In AUS$	2010	2009 (unaudited)
Liability for annual leave	$73,016	$53,647
Liability for long-service leave	31,598	16,571
	$104,614	$70,218

Non-current
In AUS$	2010	2009 (unaudited)
Liability for long-service leave	72,792	60,161
	$72,792	$60,161

13.           Trade and Other Payables

In AUS$	Note	2010	2009 (unaudited)
Trade payables		$357,155	$340,213
Non-trade payables and accruals		293,348	351,011
	15	$650,503	$691,224

The Joint Venture’s exposure to liquidity risk related to trade and other payables is disclosed in note 15.  Trade payables represents payments to trade creditors.  The Joint Venture makes these payments through the managing party’s shared service centre and is charged a management fee for these services.  Disclosure regarding the management fee is made in note 19.

14.           Deferred Revenue

In AUS$	2010	2009 (unaudited)
Deferred revenue	89,858	106,816
	$72,792	$60,161

Deferred revenue mainly consists of advance funds received from vendors for the exclusive rights to supply certain concession items.  Revenue is released over the term of the related contract on a straight-line basis and is classified as service revenue.

15.           Financial Instruments

(a)           Overview
This note presents information about the Joint Venture’s exposure to financial risks, its objectives, policies, and processes for measuring and managing risk, and the management of capital.

The Joint Venture’s activities expose it to the following financial risks:

•	credit risk;
•	liquidity risk; and

•	market risk.

(b)           Risk management framework

The Joint Venturers’ have overall responsibility for the establishment and oversight of the risk management framework and are also responsible for developing and monitoring risk management policies.

Risk management policies are established to identify and analyze the risks faced by the Joint Venture to set appropriate risk limits and controls, and to monitor risks and adherence to limits.  Risk management policies and systems are reviewed regularly to reflect changes in market conditions and the Joint Venture’s activities.  The Joint Venture, through its training and management standards and procedures, aims to develop a disciplined and constructive control environment in which all employees understand their roles and obligations.

The Joint Venturers’ oversee how management monitors compliance with the Joint Venture’s risk management policies and procedures and reviews the adequacy of the risk management framework in relation to the risks faced by the Joint Venture.

There were no changes in the Joint Venture’s approach to capital management during the year.

(c)           Credit risk

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

The Joint Venture operates under the managing Joint Venturer’s credit policy under which each new customer is analyzed individually for creditworthiness before the Joint Venture’s standard payment and delivery terms and conditions are offered.  The Joint Venture’s review includes external ratings, when available, and in some cases bank references.  Purchase limits are established for each customer.  These limits are reviewed periodically.  Customers that fail to meet the Joint Venture’s benchmark creditworthiness may transact with the Joint Venture only on a prepayment basis.

Exposure to Credit Risk

The carrying amount of the Joint Venture’s financial assets represents the maximum credit exposure.  The Joint Venture’s maximum exposure to credit risk at the reporting date was:

		Carrying Amount
In AUS$	Note	2010	2009 (unaudited)
Trade receivables	10	$89,596	$97,359
Cash and cash equivalents	11	1,502,309	779,300

The Joint Venture’s maximum exposure to credit risk for trade receivables at the reporting date by type of customer was:

	Carrying amount
In AUS$	2010	2009 (unaudited)
Screen advertisers	$74,250	$60,669
Credit card companies	8,066	17,833
Games, machine and merchandising companies	7,280	18,857
	$89,596	$97,359

Impairment losses

None of the Company’s trade receivables are past due (2009: $nil (unaudited)).  The carrying value of such receivables at 31 December 2010 were $89,596 (2009: $97,359 (unaudited)).  There were no allowances for impairment at 31 December 2010 or 2009.

(d)           Liquidity risk

Liquidity risk is the risk that the Joint Venture will encounter difficulties in meeting its financial obligations as they fall due. The Joint Venture’s approach to managing liquidity is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Joint Venture’s reputation.

The only financial liabilities are trade and other payables all of which are contractually due within 6 months.  The carrying value of such liabilities at 31 December 2010 is $650,503 (2009: $691,224 (unaudited)).

(e)           Market risk

Market risk is the risk that changes in market prices, such as interest rates, will affect the Joint Venture’s income.  The objective of market risk management is to manage and control market risk exposures within acceptable parameters, while optimizing the return.  The Joint Venture is not subject to market risks relating to foreign exchange rates or equity prices.  Furthermore, the Joint Venture does not use derivative, financial instruments to hedge fluctuations in interest rates.

Interest rate risk

At the reporting date the interest rate profile of the Joint Venture’s interest-bearing financial instruments was:

Variable rate instruments	Carrying amount
In AUS$	2010	2009 (unaudited)
Cash at bank	$1,450,849	$637,001

The Joint Venture held no fixed rate instruments during financial years 2010 or 2009.

(f)           Fair Values

Fair Values versus Carrying Amounts

The fair values of financial assets and liabilities, together with the carrying amounts shown in the statement of financial position, are as follows:

	December 31, 2010		December 31, 2009 (unaudited)
In AUS$	Carrying amount	Fair value	Carrying amount	Fair value
Trade receivables	$89,596	$89,596	$97,359	$97,359
Cash and cash equivalents	1,502,309	1,502,309	779,300	779,300
Trade and other payables	650,503	650,503	691,224	691,224

The basis for determining fair values is disclosed in Note 4.

16.           Operating Leases

Leases as Lessee

Non-cancellable operating lease rentals are payable as follows:

In AUS$	December 31, 2010	December 31, 2009 (unaudited)
Less than one year	$1,458,144	$1,457,440
Between one and five years	5,832,577	5,829,762
More than five years	4,318,504	5,773,860
Total	$11,609,225	$13,061,062

The Joint Venture leases the cinema property under a long term operating lease.

17.           Contingencies and Capital Commitments

The nature of the Joint Venture’s operations results in claims for personal injuries (including public liability and workers compensation) being received from time to time.  As at period end there were no material current or ongoing outstanding claims.

The Joint Venture has no capital commitments at 31 December 2010 (2009: $nil (unaudited)).

18.           Reconciliation of Cash Flows from Operating Activities

In AUS$	Note	2010	2009 (unaudited)	2008 (unaudited)
Cash flows from operating activities
Profit for the period		$2,944,992	$3,318,503	$2,667,093
Adjustments for:
Depreciation and amortization	8	573,224	613,175	682,943
Interest received	7	(19,522)	(16,047)	(33400)
Loss on disposal of property, plant, and equipment	8	10,771
Operating profit before changes in working capital		$3,509,465	$3,915,631	$3,316,636
Change in trade receivables	10	7,763	(5,647)	5,885
Change in inventories	9	(96,837)	(23,052)	(27,313)
Change in prepayments and other receivables	10	109,099	(108,185)	(380)
Change in trade and other payables	13	(40,721)	10,754	(114,263)
Change in employee benefits	12	47,027	4,694	2,544
Change in deferred revenue	14	(16,958)	43,287	(14,116)
Net cash from operating activities		$3,518,838	$3,837,482	$3,168,993

19.           Related Parties

Entities with joint control or significant influence over the Joint Venture.

The managing Joint Venturer is paid an annual management fee, which is presented separately in the statement of comprehensive income.  The management fee paid is as per the Joint Venture agreement and is to cover the costs of the managing Joint Venturer for managing and operating the cinema complex and providing all relevant accounting and support services.  The management fee is based on a contracted base amount, increased by the Consumer Price Index for the City of Brisbane as published by the Australian Bureau of Statistics on an annual basis.  Such management fee agreement is binding over the life of the agreement which shall continue in existence until the Joint Venture is terminated under agreement by the Joint Venturers.

As of 31 December 2010 the management fee payable was $24,116 (2009: $23,576 (unaudited)).

20.           Subsequent Events

Subsequent to 31 December 2010, there were no events which would have a material effect on the financial report.

Independent Auditors’ Report

The Management Committee and Joint Venturers

Mt. Gravatt Cinemas Joint Venture:

We have audited the accompanying statements of financial position of Mt. Gravatt Cinemas Joint Venture as of December 31, 2010 and the related statements of comprehensive income, statement of changes in equity, and statement of cash flows for the year then ended.  These financial statements are the responsibility of the Joint Venture’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Gravatt Cinemas Joint Venture as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

/s/ KPMG

Sydney, Australia
March 15, 2011

Exhibits (listed by numbers corresponding to Item 601 of Regulation S-K)

3.1
Certificate of Amendment and Restatement of Articles of Incorporation of Reading International, Inc., a Nevada corporation, as filed with the Nevada Secretary of State on May 22, 2003 (filed as Exhibit 3.8 to the Company’s report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference).

3.2.1
Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation (filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

3.2.2
Amended Article V of the Amended and Restated Bylaws of Reading International, Inc. (filed as exhibit 3.2 to the Company’s report on Form 8-K dated December 27, 2007, and incorporated herein by reference).

3.3	Articles of Merger of Craig Merger Sub, Inc. with and into Craig Corporation (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.4	Articles of Merger of Reading Merger Sub, Inc. with and into Reading Entertainment, Inc. (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.1*
1999 Stock Option Plan of Reading International, Inc., as amended on December 31, 2001 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on January 21, 2004, and incorporated herein by reference).

4.2
Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I (filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference).

4.3
Form of Common Securities Certificate evidencing common securities of Reading International Trust I (filed as Exhibit 4.2 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference).

4.4
Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027 (filed as Exhibit 4.3 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference).

4.5	Form of Indenture (filed as Exhibit 4.4 to the Company’s report on Form S-3 on October 20, 2009, and incorporated herein by reference).
4.6*	2010 Stock Incentive Plan (filed as Exhibit 4.1 to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference).
4.7*	Form of Stock Option Agreement (filed as Exhibit 4.2 to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference).
4.8*	Form of Stock Bonus Agreement (filed as Exhibit 4.3 to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference).
4.9*	Form of Restricted Stock Agreement (filed as Exhibit 4.4 to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference).
4.10*	Form of Stock Appreciation Right Agreement (filed as Exhibit 4.5 to the Company’s report on Form S-8 on May 26, 2010, and incorporated herein by reference).
10.1*
Employment Agreement, dated October 28, 1999, among Craig Corporation, Citadel Holding Corporation, Reading Entertainment, Inc., and Andrzej Matyczynski (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.2
Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.3
Amended and Restated Citadel Standby Credit Facility, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.4
Amended and Restated Security Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.5
Amended and Restated Pledge Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.6
Amended and Restated Intercreditor Agreement dated as of July 28, 2000 as amended and restated as of January 29, 2002 between Sutton Hill Capital, L.L.C. and Reading International, Inc. and Nationwide Theatres Corp. (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.7
Guaranty dated July 28, 2000 by Michael R. Forman and James J. Cotter in favor of Citadel Cinemas, Inc. and Citadel Realty, Inc. (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.8
Theater Management Agreement, effective as January 1, 2002, between Liberty Theaters, Inc. and OBI LLC (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.9
Omnibus Amendment Agreement, dated as of October 22, 2003, between Citadel Cinemas, Inc., Sutton Hill Capital, L.L.C., Nationwide Theatres Corp., Sutton Hill Associates, and Reading International, Inc. (filed as Exhibit 10.49 to the Company’s report on Form 10-Q for the period ended September 30, 2003, and incorporated herein by reference).

10.10
Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005 (filed as exhibit 10.56 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.11
License and Option Agreement between Sutton Hill Properties, LLC and Sutton Hill Capital L.L.C. dated as of September 19, 2005 (filed as exhibit 10.57 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.12
Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005 (filed as exhibit 10.58 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.13
Purchase Agreement, dated February 5, 2007, among Reading International, Inc., Reading International Trust I, and Kodiak Warehouse JPM LLC (filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference).

10.14
Amended and Restated Declaration of Trust, dated February 5, 2007, among Reading International Inc., as sponsor, the Administrators named therein, and Wells Fargo Bank, N.A., as property trustee, and Wells Fargo Delaware Trust Company as Delaware trustee (filed as Exhibit 10.2 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference).

10.15
Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee (filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference).

10.16*
Employment Agreement, dated December 28, 2006, between Reading International, Inc. and John Hunter (filed as Exhibit 10.66 to the Company’s report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.17
Reading Guaranty Agreement dated February 21, 2008 among Consolidated Amusement Theatres, Inc., a Nevada corporation, General Electric Capital Corporation, and GE Capital Markets, Inc. (filed as Exhibit 10.73 to the Company’s report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.18
Pledge and Security Agreement dated February 22, 2008 by Reading Consolidated Holdings, Inc. in favor of Nationwide Theatres Corp (filed as Exhibit 10.74 to the Company’s report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.19
Promissory Note dated February 22, 2008 by Reading Consolidated Holdings, Inc. in favor of Nationwide Theatres Corp. (filed as Exhibit 10.75 to the Company’s report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

10.20*
Form of Indemnification Agreement, as routinely granted to the Company’s officers and directors (filed as Exhibit 10.77 to the Company’s report on Form 10-Q for the period ended September 30, 2008, and incorporated herein by reference).

10.21	Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc. (filed herewith).
10.22
Amended and Restated Purchase Money Installment Sale Note, dated September 19, 2005, as amended and restated as of June 29, 2010, by Sutton Hill Properties, LLC in favor of Sutton Hill Capital, L.L.C. (filed herewith).

10.23
Amended and Restated Credit Agreement dated February 21, 2008, as amended and restated as of November 30, 2010, among Consolidated Entertainment, Inc., General Electric Capital Corporation, and GE Capital Markets, Inc. (filed herewith).

21	List of Subsidiaries (filed herewith).
23.1	Consent of Independent Auditors, Deloitte & Touche LLP (filed herewith).
23.2	Consent of Independent Auditors, KPMG Australia (filed herewith).
31.1	Certification of Principal Executive Officer dated March 15, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer dated March 15, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer dated March 15, 2011 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer dated March 15, 2011 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*These exhibits constitute the executive compensation plans and arrangements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

(Registrant)

Date: March 15, 2011	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ James J. Cotter	Chairman of the Board and Director and Chief Executive Officer	March 15, 2011
James J. Cotter

/s/ Andrzej Matyczynski	Principal Financial and Accounting Officer	March 15, 2011
Andrzej Matyczynski

/s/ Eric Barr	Director	March 15, 2011
Eric Barr

/s/ James J. Cotter, Jr.	Director	March 15, 2011
James J. Cotter, Jr.

/s/ Margaret Cotter	Director	March 15, 2011
Margaret Cotter

/s/ William D. Gould	Director	March 15, 2011
William D. Gould

/s/ Edward L. Kane	Director	March 15, 2011
Edward L Kane

/s/ Gerard P. Laheney	Director	March 15, 2011
Gerard P. Laheney

/s/ Alfred Villaseñor	Director	March 15, 2011
Alfred Villaseñor