Form 10-Q
period 2011-03-31
READING INTERNATIONAL INC
filed 2011-05-09
CIK 716634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 5, 2011, there were 21,483,648 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART I – Financial Information
Item 1 – Financial Statements
Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands except par value amounts)
	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$26,833	$34,568
Receivables	4,210	5,470
Inventory	768	989
Investment in marketable securities	3,377	2,985
Restricted cash	2,291	2,159
Prepaid and other current assets	3,867	3,536
Assets held for sale	56,483	55,210
Total current assets	97,829	104,917

Property held for and under development	37,015	35,702
Property & equipment, net	220,390	220,250
Investment in unconsolidated joint ventures and entities	10,838	10,415
Investment in Reading International Trust I	838	838
Goodwill	21,590	21,535
Intangible assets, net	19,551	20,156
Other assets	17,872	16,536
Total assets	$425,923	$430,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$14,511	$15,930
Film rent payable	4,370	5,757
Notes payable – current portion	129,932	108,124
Taxes payable	24,325	23,872
Deferred current revenue	7,708	8,727
Other current liabilities	416	141
Total current liabilities	181,262	162,551
Notes payable – long-term portion	59,896	83,784
Notes payable to related party – long-term	9,000	9,000
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	2,267	2,267
Other liabilities	32,224	32,195
Total liabilities	312,562	317,710
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized, 31,675,518 issued and 21,483,648 outstanding at March 31, 2011 and 31,500,693 issued and 21,308,823 outstanding at December 31, 2010	216	216
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at March 31, 2011 and at December 31, 2010	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued or outstanding shares at March 31, 2011 and at December 31, 2010	--	--
Additional paid-in capital	134,283	134,236
Accumulated deficit	(78,515)	(76,035)
Treasury shares	(3,765)	(3,765)
Accumulated other comprehensive income	60,176	57,120
Total Reading International, Inc. stockholders’ equity	112,410	111,787
Noncontrolling interests	951	852
Total stockholders’ equity	113,361	112,639
Total liabilities and stockholders’ equity	$425,923	$430,349

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue
Cinema	$49,473	$53,846
Real estate	4,650	4,194
	54,123	58,040
Operating expense
Cinema	41,473	43,295
Real estate	2,353	2,204
Depreciation and amortization	4,129	3,895
General and administrative	4,235	4,205
	52,190	53,599

Operating income	1,933	4,441

Interest income	433	283
Interest expense	(4,363)	(3,380)
Other expense	(19)	(582)
Income (loss) before income tax expense, equity earnings of unconsolidated joint ventures and entities, and discontinued operations	(2,016)	762
Income tax expense	(636)	(582)
Income (loss) before equity earnings of unconsolidated joint ventures and entities	(2,652)	180
Equity earnings of unconsolidated joint ventures and entities	364	351
Income (loss) before discontinued operations	(2,288)	531
Income from discontinued operations, net of tax	41	37
Net income (loss)	$(2,247)	$568
Net income attributable to noncontrolling interests	(233)	(215)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(2,480)	$353

Earnings (loss) per common share of Reading International, Inc. – basic and diluted:
Earnings (loss) from continued operations	$(0.11)	$0.02
Earnings from discontinued operations	0.00	0.00
Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common shareholders	$(0.11)	$0.02
Weighted average number of shares outstanding – basic	22,709,672	22,711,058
Weighted average number of shares outstanding – dilutive	22,709,672	22,758,421

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)
	Three Months Ended
	March 31,
	2011	2010
Operating Activities
Net income (loss)	$(2,247)	$568
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss recognized on foreign currency transactions	(3)	13
Equity earnings of unconsolidated joint ventures and entities	(364)	(351)
Distributions of earnings from unconsolidated joint ventures and entities	57	202
Depreciation and amortization	4,129	3,904
Amortization of prior service costs	82	76
Amortization of above and below market leases	312	236
Amortization of deferred financing costs	351	167
Amortization of straight-line rent	257	160
Stock based compensation expense	47	18
Changes in operating assets and liabilities:
Decrease in receivables	1,299	1,888
(Increase) decrease in prepaid and other assets	201	(489)
Increase (decrease) in accounts payable and accrued expenses	(1,558)	375
Decrease in film rent payable	(1,424)	(2,096)
Decrease in deferred revenues and other liabilities	(688)	(965)
Net cash provided by operating activities	451	3,706
Investing activities
Acquisitions	--	(2,891)
Property sale deposit	181	--
Purchases of and additions to property and equipment	(1,534)	(1,891)
Change in restricted cash	(85)	204
Purchase of mortgage notes receivable	(2,784)	--
Distributions of investment in unconsolidated joint ventures and entities	--	132
Net cash used in investing activities	(4,222)	(4,446)
Financing activities
Repayment of long-term borrowings	(5,518)	(289)
Proceeds from borrowings	1,133	3,194
Repurchase of Class A Nonvoting Common Stock	--	(251)
Proceeds from exercise of stock options	--	83
Noncontrolling interests’ distributions	(141)	(308)
Net cash provided by (used in) financing activities	(4,526)	2,429
Effect of exchange rate changes on cash and cash equivalents	562	247

Increase (decrease) in cash and cash equivalents	(7,735)	1,936
Cash and cash equivalents at beginning of period	34,568	24,612

Cash and cash equivalents at end of period	$26,833	$26,548

Supplemental Disclosures
Interest paid	$4,328	$3,567
Income taxes paid	$250	$236
Non-cash transactions
Foreclosure of a mortgage note to obtain title of the underlying property	$1,125	$--
Reduction in note payable associated with acquisition purchase price adjustment	$--	$4,381

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2011

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended March 31, 2011 (the “March Report”) should be read in conjunction with our 2010 Annual Report which contains the latest audited financial statements and related notes.  The periods presented in this document are the three months ended March 31, 2011 (“the 2011 Quarter”) and the three months ended March 31, 2010 (“the 2010 Quarter”).

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations, and cash flows as of and for the three months ended March 31, 2011 and 2010 have been made.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We had investments in marketable securities of $3.4 million and $3.0 million at March 31, 2011 and December 31, 2010, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  These investments have a cumulative unrealized gain (temporary) of $368,000 and $43,000 included in accumulated other comprehensive income at March 31, 2011 and December 31, 2010, respectively.  For the three months ended March 31, 2011, our net unrealized gain (temporary) on marketable securities was $325,000 and for the three months ended March 31, 2010, our net unrealized gain (temporary) on marketable securities was $218,000.

Plans to Refinance Credit Facilities

Australian Credit Facility

The term of our Australian Credit Facility with BOS International matures on June 30, 2011.  Accordingly, the March 31, 2011 outstanding balance of this debt of $104.1 million (AUS$100.5 million) is classified as current on our balance sheet.  In October 2010, we were advised by BOS International that it was curtailing lending activities in Australia, and would not be renewing our $113.9 million (AUS$110.0 million) credit facility.  At March 31, 2011, we had drawn $104.1 million (AUS$100.5 million) against this facility and issued lease guarantees of $4.1 million (AUS$4.0 million) out of our total borrowing limit of $113.9 million (AUS$110.0 million) on the facility.

We met with several of the major Australian Banks to review the proposed terms and conditions of potential new credit facilities that could replace the current expiring Australian Credit Facility.  On March 9, 2011, we received a letter from National Australia Bank (“NAB”) confirming final approval (subject to documentation and certain other matters) of a three year, multi-tranche $108.8 million (AUS$105.0 million facility providing for first draw down on or before June 30, 2011.  Our new credit facility will primarily be at an interest rate of 2.90% above the Bank Bill Swap Bid Rate (“BBSY bid rate”) compared to approximately 1.95% above the BBSY bid rate for our expiring facility.  The collateral pledged as security under the new credit facility will be equivalent to that of the expiring facility and will continue to exclude our Burwood real estate.  The new credit facility will require annual principal payments of between $7.3 million (AUS$7.0 million) and $9.3 million (AUS$9.0 million).  The covenants of the new credit facility include an EBITDA leverage multiple maintenance requirement, a fixed charge coverage ratio, a debt service cover ratio and other financial covenants designed to protect the bank’s security interests.  We believe that we will be able to satisfy the covenants and payment commitments of the new credit facility without any material alteration to our current operating activities.

We believe that we will be able to use $104.1 million (AUS$100.5 million) of the funds from the new credit facility to satisfy the principal payments due on the current Australian Credit Facility expiring on June 30, 2011.  We currently have $19.1 million (AUS$18.4 million) in cash in Australia and also have borrowing capacity under our New Zealand Credit facility of $13.0 million (NZ$17.0 million) and our Bank of America line of credit of $3.0 million available to provide any necessary liquidity to our global operations.

New Zealand Credit Facility

The term of our New Zealand Credit Facility with Westpac matures on March 31, 2012.  Accordingly, the March 31, 2011 outstanding balance of this debt of $21.4 million (NZ$28.0 million) is classified as current on our balance sheet.  We have started discussions with our current lender as to the renewal of this facility.

Other Expense

For the 2011 Quarter, we recorded an other expense of $19,000 compared to $582,000 for the 2010 Quarter.  The 2011 Quarter other expense was primarily related to the write off of certain long term assets and 2010 Quarter other expense was primarily related to a $600,000 litigation loss associated with our Mackie litigation.

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

Accounting Pronouncements Adopted During 2011

FASB ASU 2010-06 – Fair Value Measurements

ASU 2010-06 requires additional disclosures about the transfers of classifications among the fair value classification levels and the reasons for those changes and separate presentation of purchases, sales, issuances, and settlements in the presentation of the roll forward of Level 3 assets and liabilities.  Those disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010.  The adoption of this portion of the ASU did not have a material effect on the Company's financial statements.

New Accounting Pronouncements

There were no other new accounting pronouncements issued during the 2011 Quarter that will have a material impact on our financial statements.

Note 2 – Equity and Stock Based Compensation

Stock Based Compensation

During the three months ended March 31, 2011 and 2010, we issued 174,825 and 148,616, respectively, of Class A Nonvoting shares to certain executive employees associated with the vesting of their prior years’ stock grants.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees, directors, and consultants of incentive or nonstatutory options to purchase shares of our Class A Nonvoting Common Stock. Our 1999 Stock Option Plan expired in November 2009, and was replaced by our new 2010 Stock Incentive Plan, which was approved by the holders of our Class B Voting Common Stock in May 2010.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-40 relating to Stock-Based Compensation (“FASB ASC 718-40”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended March 31, 2011 and 2010, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

We did not grant any options during the three months ended March 31, 2011 or 2010.

Based on the assumptions of prior year grants, and, in accordance with the FASB ASC 718-40 modified prospective method, we recorded compensation expense for the total estimated grant date fair value of stock options that vested of $47,000 for the three months ended March 31, 2011 and $18,000 for the three months ended March 31, 2010.  At March 31, 2011, the total unrecognized estimated compensation cost related to non-vested stock options granted was $251,000, which we expect to recognize over a weighted average vesting period of 1.19 years.  30,000 options were exercised during the three months ended March 31, 2010 having a realized gain of $47,000 for which we received $83,000 of cash.  There were no options exercised during the three months ended March 31, 2011.  The grant date fair value of options vesting during the three months ended March 31, 2011 was $47,000 and $18,000 for the three months ended March 31, 2010.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at March 31, 2011 was $474,000 of which 67.2% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of March 31, 2011 and December 31, 2010:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding-January 1, 2010	589,750	150,000	$5.51	$10.24	534,750	150,000	$5.62	$10.24
Granted	122,600	35,100	$4.23	$8.47
Exercised	(90,000)	--	$2.76	$--
Outstanding-December 31, 2010	622,350	185,100	$5.65	$9.90	449,750	150,000	$6.22	$10.24
No activity during the period	--	--	$--	$--
Outstanding-December 31, 2011	622,350	185,100	$5.65	$9.90	449,750	150,000	$6.22	$10.24

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at March 31, 2011 and December 31, 2010 was approximately 4.88 and 5.13 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at March 31, 2011 and December 31, 2010 was approximately 4.13 and 4.38 years, respectively.

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

The tables below summarize the results of operations for each of our principal business segments for the three months ended March 31, 2011 and 2010, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three months ended March 31, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$49,473	$6,317	$(1,667)	$54,123
Operating expense	43,140	2,353	(1,667)	43,826
Depreciation & amortization	2,904	1,222	--	4,126
General & administrative expense	612	187	--	799
Segment operating income	$2,817	$2,555	$--	$5,372
Three months ended March 31, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$53,846	$5,590	$(1,396)	$58,040
Operating expense	44,691	2,204	(1,396)	45,499
Depreciation & amortization	2,553	1,144	--	3,697
General & administrative expense	593	225	--	818
Segment operating income	$6,009	$2,017	$--	$8,026

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2011 Quarter	2010 Quarter
Total segment operating income	$5,372	$8,026
Non-segment:
Depreciation and amortization expense	3	198
General and administrative expense	3,436	3,387
Operating income	1,933	4,441
Interest expense, net	(3,930)	(3,097)
Other expense	(19)	(582)
Income tax expense	(636)	(582)
Equity earnings of unconsolidated joint ventures and entities	364	351
Income from discontinued operations	41	37
Net income (loss)	(2,247)	568
Net income attributable to the noncontrolling interests	(233)	(215)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(2,480)	$353

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of March 31, 2011 and December 31, 2010:

	US Dollar
	March 31, 2011	December 31, 2010
Australian Dollar	$1.0358	$1.0122
New Zealand Dollar	$0.7639	$0.7687

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

	Three Months Ended March 31,
	2011	2010
Net income (loss) from continuing operations attributable to Reading International, Inc. common share holders	$(2,521)	$316
Income from discontinued operations	41	37
Net income (loss) share attributable to Reading International, Inc. common share holders	$(2,480)	$353

Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common share holders:
Earnings (loss) from continuing operations	$(0.11)	$0.02
Earnings from discontinued operations	0.00	0.00
Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common share holders	$(0.11)	$0.02
Weighted average common stock – basic	22,709,672	22,711,058
Weighted average common stock – dilutive	22,709,672	22,758,421

For the three months ended March 31, 2011, we recorded a loss from continuing operations.  As such, we excluded the 98,738 of in-the-money incremental stock options from the computation of diluted loss per share because they were anti-dilutive in the period.  For the three months ended March 31, 2010, the weighted average common stock – diluted included 47,363 of in-the-money incremental stock options.  In addition, 708,712 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2011, and 662,387 of out-of-the-money stock options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2010.

Note 6 – Assets Held for Sale, Property Held For and Under Development, and Property and Equipment

Assets Held for Sale

General

We are currently considering the sale of certain of our real estate assets.  As described below, we have taken steps to sell certain of our overseas development properties.  These include our Burwood Property in Melbourne and our Lake Taupo Property in New Zealand.

Elsternwick Classic Cinema – Held for Sale

At March 31, 2011, we were in the process of selling our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia to our joint venture partner.  On April 14, 2011, we sold our interest in this cinema (see Note 19 - Subsequent Events).

Lake Taupo Motel – Held for Sale

Having obtained a rezoning of the property for multifamily residential use and completed the renovation of the existing motel into condominium units, we have now listed this property for sale.

Burwood – Held for Sale

In May 2010, we announced our intent to sell and began actively marketing our 50.6-acre Burwood development site in suburban Melbourne.  The current carrying value of this property on our books is $54.1 million (AUS$52.2 million) which was reclassified during the second quarter of 2010 from property held for development to property for sale.

Property Held For and Under Development

As of March 31, 2011 and December 31, 2010, we owned property held for and under development summarized as follows (dollars in thousands):

Property Held For and Under Development	March 31, 2011	December 31, 2010
Land	$32,868	$31,689
Construction-in-progress (including capitalized interest)	4,147	4,013
Property held for and under development	$37,015	$35,702

At the beginning of 2010, we curtailed the development activities of our properties under development and are not currently capitalizing interest expense.  As a result, we did not capitalize any interest during the three months ended March 31, 2011 or 2010.

Property and Equipment

As of March 31, 2011 and December 31, 2010, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	March 31, 2011	December 31, 2010
Land	$65,360	$64,845
Building	144,046	142,077
Leasehold interests	37,773	37,262
Construction-in-progress	403	408
Fixtures and equipment	101,838	99,399
Total cost	349,420	343,991
Less: accumulated depreciation	(129,030)	(123,741)
Property and equipment, net	$220,390	$220,250

Depreciation expense for property and equipment was $3.5 million and $3.3 million for the three months ended March 31, 2011 and 2010.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution, which is accounted for as a cost method investment, and, as of March 31, 2011 and December 31, 2010, included the following (dollars in thousands):

	Interest	March 31, 2011	December 31, 2010
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	4,564	4,580
205-209 East 57th Street Associates, LLC	25.0%	33	--
Mt. Gravatt Cinema	33.3%	6,241	5,835
Total investments		$10,838	$10,415

For the three months ended March 31, 2011 and 2010, we recorded our share of equity earnings (losses) from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Rialto Distribution	$57	$--
Rialto Cinemas	12	22
205-209 East 57th Street Associates, LLC	33	--
Mt. Gravatt Cinema	262	329
Total equity earnings	$364	$351

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review in the fourth quarter of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate an asset may be impaired.  As of March 31, 2011 and December 31, 2010, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2010	$16,311	$5,224	$21,535
Foreign currency translation adjustment	55	--	55
Balance at March 31, 2011	$16,366	$5,224	$21,590

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our option fee and other intangible assets over 10 years.  For the three months ended March 31, 2011 and 2010, amortization expense totaled $608,000 and $638,000, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of March 31, 2011	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,183	$7,220	$456	$31,859
Less: Accumulated amortization	9,882	2,133	293	12,308
Total, net	$14,301	$5,087	$163	$19,551

As of December 31, 2010	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,180	$7,220	$456	$31,856
Less: Accumulated amortization	9,435	1,993	272	11,700
Total, net	$14,745	$5,227	$184	$20,156

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
Prepaid and other current assets
Prepaid expenses	$1,555	$1,145
Prepaid taxes	1,064	1,044
Deposits	154	151
Other	1,094	1,196
Total prepaid and other current assets	$3,867	$3,536

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	290	294
Deferred financing costs, net	3,492	3,830
Interest rate swap at fair value – non-qualifying hedge	192	446
Other receivables	6,750	6,750
Tenant inducement asset	1,311	1,327
Straight-line rent asset	2,771	2,627
Mortgage notes receivable	1,932	--
Other	--	128
Total non-current assets	$17,872	$16,536

Investment in Mortgage Notes Receivable

On February 14, 2011, we purchased the mortgaged notes secured by certain properties for $2.8 million which were in default on the date of acquisition and remain in default at March 31, 2011.  In February 2011, we foreclosed on one of these properties valued at $859,000, which is currently classified as a property held for development.  We are currently pursuing our remedies for the other mortgage note agreements.

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Expected tax provision (benefit)	$(781)	$326
Increase (reduction) in taxes resulting from:
Change in valuation allowance	909	(186)
Foreign income tax provision	100	146
Foreign withholding tax provision	103	201
Tax effect of foreign tax rates on current income	(129)	(141)
State and local tax provision	125	87
Federal income tax – litigation	309	149
Actual tax provision	$636	$582

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.  Current earnings were available for distribution in the Reading Australia and Reading New Zealand consolidated groups of subsidiaries as of March 31, 2011.  We have provided $453,000 in foreign withholding taxes connected with foreign retained earnings.

We have accrued $26.6 million in income tax liabilities as of March 31, 2011, of which $24.3 million has been classified as income taxes payable and $2.3 million have been classified as non-current tax liabilities.  As part of current tax liabilities, we have accrued $18.9 in connection with the Tax Court judgment, dated January 6, 2011, in final disposition of the 1996 tax litigation matter discussed in Note 13 – Commitments and Contingencies below.  We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes described in Note 12 – Other Liabilities.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the periods ending March 31, 2011, December 31, 2010, and December 31, 2009 (dollars in thousands):

	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Unrecognized tax benefits – gross beginning balance	$8,058	$11,412	$11,271
Gross increases – prior period tax provisions	147	--	92
Gross decreases – prior period tax positions	(6,235)	--	--
Gross increases – current period tax positions	--	405	219
Settlements	--	(3,189)	--
Statute of limitations lapse	--	(570)	(170)
Unrecognized tax benefits – gross ending balance	$1,970	$8,058	$11,412

We adopted FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“ASC 740-10-25”) on January 1, 2007.  In connection, we record interest and penalties related to income tax matters as part of income tax expense.

At December 31, 2010, the total balance of the gross unrecognized tax benefit was $20.6 million (of which approximately $12.6 million represents IRS interest).  Of the $20.6 million gross unrecognized tax benefit at December 31, 2010, approximately $19.5 million would impact the effective tax rate if recognized.  For the three months ending March 31, 2011 we recorded a reduction to our gross unrecognized tax benefits of $6.2 million and a decrease to tax interest of $12.4 million, reflecting the Tax Court judgment disposing of the IRS Tax Audit/Litigation case described below, which is a liability no longer in the nature of a reserve for uncertain positions.  The net balance is approximately $2.0 million, of which $0.9 million would impact the effective rate if recognized.

It is difficult to predict the timing and resolution of uncertain tax positions.  Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax positions will increase within a range of $0.6 million to $0.9 million.  The reasons for such change include but are not limited to tax positions expected to be taken during 2011, reevaluation of current uncertain tax positions, expiring statutes of limitations, and interest related to the ”Tax Audit/Litigation” matter discussed below.

Our company and subsidiaries are subject to U.S. federal income tax, income tax in various U.S. states, and income tax in Australia, New Zealand, and Puerto Rico.

Generally, changes to our federal and most state income tax returns for the calendar year 2006 and earlier are barred by statutes of limitations.  Certain domestic subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us.  These subsidiaries were examined by the IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years.  Those deficiencies have been settled, as discussed in “Tax Audit/Litigation,” Note 13 – Commitments and Contingencies.  Our income tax returns of Australia filed since inception in 1995 are generally open for examination.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2005 and afterward generally remain open for examination as of March 31, 2011.

Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities)

Notes payable and subordinated debt (trust-preferred securities) are summarized as follows (dollars in thousands):

Name of Note Payable or Security	March 31, 2011 Interest Rate	December 31, 2010 Interest Rate	Maturity Date	March 31, 2011 Balance	December 31, 2010 Balance
Australian Corporate Credit Facility	6.23%	6.31%	June 30, 2011	$104,098	$101,726
Australian Shopping Center Loans	--	--	2011-2014	647	633
New Zealand Corporate Credit Facility	4.15%	4.75%	March 31, 2012	21,389	20,370
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	27,913	27,913
US Cinemas 1, 2, 3 Term Loan	6.73%	6.73%	July 1, 2012	15,000	15,000
US GE Capital Term Loan	5.50%	5.50%	December 1, 2015	34,063	37,500
US Liberty Theaters Term Loans	6.20%	6.20%	April 1, 2013	6,692	6,727
US Nationwide Loan 1	8.50%	8.50%	February 21, 2013	607	730
US Nationwide Loan 2	8.50%	8.50%	February 21, 2011	--	1,839
US Sutton Hill Capital Note – Related Party	8.25%	8.25%	December 31, 2013	9,000	9,000
US Union Square Term Loan – Sun Life	5.92%	5.92%	May 1, 2015	7,332	7,383
Total				$226,741	$228,821

GE Capital Term Loan

In accordance with the loan agreement, we elected to pay down our GE Capital Term Loan by $2.5 million more than the required $938,000 principal payment on March 31, 2011 resulting in an outstanding balance of $34.1 million at March 31, 2011.

Nationwide Notes

Pursuant to the terms of the notes, on February 21, 2011, we paid off our Nationwide Loan 2 of $1.5 million with its $359,000 of accrued interest and paid off the accrued interest of $134,000 included in the Nationwide Loan 1 balance.

Australia Corporate Credit Facility

On March 9, 2011, we received credit approval from National Australia Bank (“NAB”) for a $108.8 million (AUS$105.0 million) facility that will replace our expiring Australia Corporate Credit Facility which, it is anticipated, will allow us to fully repay our $104.1 million (AUS$100.5 million) of outstanding debt on the expiring credit facility.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
Current liabilities
Security deposit payable	$395	$141
Other	21	--
Other current liabilities	$416	$141
Other liabilities
Foreign withholding taxes	$5,944	$5,944
Straight-line rent liability	7,842	7,559
Capital lease liability	5,637	5,637
Environmental reserve	1,656	1,656
Accrued pension	4,496	4,406
Interest rate swap	76	181
Acquired leases	3,244	3,264
Other payable	2,603	2,603
Other	726	945
Other liabilities	$32,224	$32,195

Included in our other liabilities are accrued pension costs of $4.5 million.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three months ended March 31, 2011 and 2010.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for expected return on plan assets.  For the three months ended March 31, 2011, we recognized $82,000 of interest cost and $82,000 of amortized prior service cost.  For the three months ended March 31, 2010, we recognized $48,000 of interest cost and $76,000 of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $649,000 and $653,000 as of March 31, 2011 and December 31, 2010, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $216,000 and $218,000 as of March 31, 2011 and December 31, 2010, respectively.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

Litigation Update

Tax Litigation

In July 2010, our subsidiary, Craig Corporation (“Craig”), and the Internal Revenue Service (the “IRS”) agreed to file with the Tax Court a settlement of the IRS’s claim against Craig.  The terms of the settlement are reflected in the final judgment of the Tax Court dated January 6, 2011.  In the settlement, the IRS conceded 70% of its proposed adjustment to income claimed in its notices of deficiency dated June 29, 2006.  The IRS had made a claim for unpaid taxes of $20.9 million, which, if not settled, would have resulted in interest of $39.2 million for a total potential federal tax liability of $60.1 million, as of March 31, 2011.  Instead, the effect of settlement on the Reading consolidated group is a total federal income tax obligation of $5.4 million, reduced by a federal tax refund of $800,000, increased by interest of $9.5 million, for a net federal tax liability of $14.1 million as of March 31 2011.  The Company anticipates federal and state tax deductions will be available for interest paid to the IRS and to state tax agencies, and that a federal deduction will be available for taxes paid to state tax agencies.

The impact of the settlement upon our liability for state taxes remains uncertain but if the adjustment to income agreed with the IRS were reflected on state returns, it would cause a state tax obligation of approximately $4.8 million.  Of this, $4.3 million would be related to California, and $0.5 million to other states.  Craig’s 1997 tax year remains open with respect to Craig’s potential tax liability to the State of California, composed of $1.4 million in additional taxes and $2.9 million in interest.  As of March 31, 2011, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed if a deficiency were to be asserted.

Note 14 – Noncontrolling interests

Noncontrolling interests are composed of the following enterprises:

•	50% membership interest in Angelika Film Centers LLC (“AFC LLC”) owned by a subsidiary of iDNA, Inc.;

•	25% noncontrolling interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.;

•	33% noncontrolling interest in the Elsternwick Joint Venture owned by Champion Pictures Pty Ltd.; and

•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by SHC.

The components of noncontrolling interests are as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
AFC LLC	$874	$681
Australian Country Cinemas	129	162
Elsternwick unincorporated joint venture	174	176
Sutton Hill Properties	(226)	(167)
Noncontrolling interests in consolidated subsidiaries	$951	$852

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
AFC LLC	$192	$192
Australian Country Cinemas	74	60
Elsternwick Unincorporated Joint Venture	24	28
Sutton Hill Properties	(57)	(65)
Net income attributable to noncontrolling interests	$233	$215

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Equity at – January 1, 2011	$111,787	$852	$112,639
Net income	(2,480)	233	(2,247)
Increase in additional paid in capital	47	--	47
Distributions to noncontrolling interests	--	(141)	(141)
Accumulated other comprehensive income	3,056	7	3,063
Equity at – March 31, 2011	$112,410	$951	$113,361

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Equity at – January 1, 2010	$108,889	$1,374	$110,263
Net income	353	215	568
Increase in additional paid in capital	100	--	100
Treasury stock purchased	(251)		(251)
Distributions to noncontrolling interests	--	(308)	(308)
Accumulated other comprehensive income	1,313	8	1,321
Equity at – March 31, 2010	$110,404	$1,289	$111,693

Note 15 – Common Stock

Common Stock Issuance

During the three months ended March 31, 2011 and 2010, we issued 174,825 and 148,616, respectively, of Class A Nonvoting shares to certain executive employees associated with their prior years’ stock grants.

Note 16 – Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income (loss).

The following table sets forth our comprehensive income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(2,247)	$568
Foreign currency translation gain	2,656	1,027
Amortization of pension prior service costs	82	76
Unrealized gain on available for sale investments	325	218
Comprehensive income	816	1,889
Net income attributable to noncontrolling interests	(233)	(215)
Comprehensive income attributable to noncontrolling interests	(7)	(8)
Comprehensive income attributable to Reading International, Inc.	$576	$1,666

Note 17 – Derivative Instruments

We are exposed to interest rate changes from our outstanding floating rate borrowings.  We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings.  From time to time, we may enter into interest rate hedging contracts, which effectively convert a portion of our variable rate debt to a fixed rate over the term of the interest rate swap.  In the case of our Australian borrowings, we are presently required to swap no less than 70% of our drawdowns under our Australian Corporate Credit Facility into fixed interest rate obligations.  Under our GE Capital Term Loan, we are required to swap no less than 50% of our variable rate drawdowns for the first three years of the loan agreement. We elected to swap 100% of the original loan balance on the GE Capital Term Loan and have contracted for balance step-downs that correspond with the loan’s principal payments through December 31, 2013.

The following table sets forth the terms of our interest rate swap derivative instruments at March 31, 2011 (dollars in thousands):

Type of Instrument	Notional Amount	Cap Rate or Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$36,563	1.340%	0.307%	December 31, 2013
Interest rate swap	$49,957	4.550%	5.090%	December 31, 2011
Interest rate cap	$26,900	4.550%	N/A	December 31, 2011

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap and cap instruments to market on the consolidated balance sheet resulting in a increase in interest expense of $149,000 during the three months ended March 31, 2011 compared to a $211,000 decrease in interest expense during the three months ended March 31, 2010.  At March 31, 2011, we recorded the fair market value of an interest rate swap and a cap of $192,000 as other long-term assets and an interest rate swap of $76,000 as an other long-term liability.  At December 31, 2010, we recorded the fair market value of an interest rate swap and a cap of $446,000 as other long-term assets and an interest rate swap of $181,000 as an other long-term liability.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 18 – Fair Value of Financial Instruments

We measure the following items at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

		Fair Value
Financial Instrument	Level	March 31, 2011	December 31, 2010
Investment in marketable securities	1	$3,377	$2,985
Interest rate swap & cap assets	2	$192	$446
Interest rate swap liability	2	$76	$181

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

As of March 31, 2011 and December 31, 2010, we held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, available for sale securities, and interest rate derivative contracts.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less.  Derivative instruments are related to our economic hedge of interest rates.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in Australia.

The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties and us.  However, as of March 31, 2011 and December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap derivative instruments is described in Note 17 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the three months ended March 31, 2011.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at March 31, 2011 and December 31, 2010 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	March 31, 2011	December 31, 2010	March 31, 2011		December 31, 2010
Notes payable	$189,828	$191,908		$166,767		$173,129
Notes payable to related party	$9,000	$9,000	$	N/A	$	N/A
Subordinated debt (trust preferred securities)	$27,913	$27,913		$17,738		$18,241

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

Note 19 – Casualty Losses

Our 8-screen complex in Christchurch, New Zealand, was damaged as a result of the devastating earthquake suffered by that city on February 22, 2011, and has been closed since that date.  We have earthquake and lost profits insurance on that facility and we are currently in the process of assessing the damage to the property to complete our insurance claims.

Note 20 – Subsequent Events

Elsternwick Sale

On April 14, 2011, we sold our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia to our joint venture partner for $1.9 million (AUS$1.8 million) and recognized a gain on sale of $1.6 million (AUS$1.6 million).

Taringa Sale

In April 2011, we signed a call option agreement to sell our Taringa, Australia properties for $3.4 million (AUS$3.3 million).  The option agreement allows the holder approximately 15 months to exercise the purchase option or the holder will forfeit their $10,000 (AUS$10,000) deposit.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real property assets in the United States, Australia, and New Zealand.  Our concentration in Australia and New Zealand assets has served us well in times of falling US Dollar values, and our strategy in focusing on hard assets is once again beginning to show strength, particularly as commercial real estate values in Manhattan have firmed.

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

We believe cinema exhibition to be a business that will likely continue to generate relatively consistent cash flows in the years ahead.  We base this on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment; movies continue to be a popular and competitively priced option.  We anticipate that our cinema operations will continue as our main source of cash flow and will support our real estate oriented activities.

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

At March 31, 2011, we owned and operated 52 cinemas with 421 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 4 cinemas with 32 screens and managed 2 cinemas with 9 screens.  One of these cinemas, our 8-screen complex in Christchurch, New Zealand, was damaged as a result of the devastating earthquake suffered by that city on February 22, 2011, and has been closed since that date.  We have earthquake and lost profits insurance on that facility and we are currently in the process of assessing the damage to the property to complete our insurance claims.

We anticipate opening an Angelika branded cinema in Merrifield, Virginia with 8 screens, which we anticipate will open towards the end of 2012.  We continue to consider opportunities to expand our cinema operations, while at the same time continuing to cull those cinema assets which are underperforming or have unacceptable risk profiles on a go forward basis.  During May 2010, we elected not to renew the lease of our 4-screen Kapiti cinema in New Zealand, and, during September 2010, our landlord terminated the lease on our 8-screen AFC Houston cinema with just 30 days notice.  On April 14, 2011, we sold to our joint venture partner our 50% interest in the Elsternwick cinema for $1.9 million (AUS$1.8 million) and recognized a gain on sale of $1.6 million (AUS$1.6 million).

Although we have curtailed our development activities, we remain opportunistic in our acquisitions of cinema and real estate assets.  Our business plan going forward is to continue the build-out of our existing development properties and to seek out additional, profitable real estate development opportunities while continuing to use and judiciously expand our presence in the cinema exhibition business by identifying, developing, and acquiring cinema properties when and where appropriate.  In addition, we will continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.

On February 14, 2011, we purchased the mortgaged notes secured by certain properties for $2.8 million which were in default on the date of acquisition and remain in default at March 31, 2011.  In February 2011, we foreclosed on one of these properties valued at $859,000 and which is currently classified as a property held for development.  We are currently pursuing our remedies for the other mortgage note agreements.

We are currently considering the potential sale of certain of our real estate assets.  We have taken steps to sell certain of our overseas development properties.  These include our Burwood Property in Melbourne and our Lake Taupo Property in New Zealand.  Additionally, in April 2011, we entered into a call option agreement to sell our Taringa Property in Brisbane, Australia for $3.4 million (AUS$3.3 million).

We continue to acquire, to dispose of, or to reposition assets in accordance with our business plan.  For the 2011 Quarter, we did not have any acquisitions to note.

Results of Operations

Our operating results in the first quarter of 2011 were principally impacted by the comparatively poorer box office performance of films released during and immediately prior to the commencement of the period, offset to some extent by the increased strength of the Australian and New Zealand Dollars, as compared to the US Dollar.  While no assurances can be given, we are of the view that the box office strength of films currently scheduled for release over the remainder of the year will be good, and that the year will balance out.  We continue to have faith in the strength of the Australian and New Zealand economies and anticipate that these countries will continue to be an area of focus for us and good markets for real estate development.

At March 31, 2011, we owned and operated 52 cinemas with 421 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 4 cinemas with 32 screens and managed 2 cinemas with 9 screens.  In real estate during the period, we (i) owned and operated four ETRC’s that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, and (iv) held for development an additional six parcels aggregating approximately 78.4 acres located principally in urbanized areas of Australia and New Zealand.

Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.  Our year-to-year results of operation were principally impacted by the fluctuation in the value of the Australian and New Zealand dollars vis-à-vis the US dollar resulting in an increase in results of operations for our foreign operations for 2011 compared to 2010.

The tables below summarize the results of operations for each of our principal business segments for the three months ended March 31, 2011 (“the 2011 Quarter”) and the three and months ended March 31, 2010 (“the 2010 Quarter”), respectively (dollars in thousands):

Three months ended March 31, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$49,473	$6,317	$(1,667)	$54,123
Operating expense	43,140	2,353	(1,667)	43,826
Depreciation & amortization	2,904	1,222	--	4,126
General & administrative expense	612	187	--	799
Segment operating income	$2,817	$2,555	$--	$5,372
Three months ended March 31, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$53,846	$5,590	$(1,396)	$58,040
Operating expense	44,691	2,204	(1,396)	45,499
Depreciation & amortization	2,553	1,144	--	3,697
General & administrative expense	593	225	--	818
Segment operating income	$6,009	$2,017	$--	$8,026

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2011 Quarter	2010 Quarter
Total segment operating income	$5,372	$8,026
Non-segment:
Depreciation and amortization expense	3	198
General and administrative expense	3,436	3,387
Operating income	1,933	4,441
Interest expense, net	(3,930)	(3,097)
Other expense	(19)	(582)
Income tax expense	(636)	(582)
Equity earnings of unconsolidated joint ventures and entities	364	351
Income from discontinued operations	41	37
Net income (loss)	(2,247)	568
Net income attributable to the noncontrolling interests	(233)	(215)
Net income (loss) attributable to Reading International, Inc. common shareholders	$(2,480)	$353

Cinema Exhibition Segment

Included in the cinema exhibition segment above is revenue and expense from the operations of 52 cinema complexes with 421 screens during the 2011 Quarter and 53 cinema complexes with 425 screens during the 2010 Quarter and management fee income from 2 cinemas with 9 screens in both years.  The following tables detail our cinema exhibition segment operating results for the three months ended March 31, 2011 and 2010, respectively (dollars in thousands):

Three Months Ended March 31, 2011	United States	Australia	New Zealand	Total
Admissions revenue	$15,348	$16,819	$2,991	$35,158
Concessions revenue	5,793	5,186	741	11,720
Advertising and other revenues	1,095	1,341	159	2,595
Total revenues	22,236	23,346	3,891	49,473

Cinema costs	20,078	17,582	3,290	40,950
Concession costs	888	1,128	174	2,190
Total operating expense	20,966	18,710	3,464	43,140

Depreciation and amortization	1,621	1,008	275	2,904
General & administrative expense	468	144	--	612
Segment operating income (loss)	$(819)	$3,484	$152	$2,817

Three Months Ended March 31, 2010	United States	Australia	New Zealand	Total
Admissions revenue	$18,179	$16,324	$4,508	$39,011
Concessions revenue	6,673	4,689	1,039	12,401
Advertising and other revenues	1,148	1,058	228	2,434
Total revenues	26,000	22,071	5,775	53,846

Cinema costs	21,995	16,065	4,340	42,400
Concession costs	1,007	1,040	244	2,291
Total operating expense	23,002	17,105	4,584	44,691

Depreciation and amortization	1,587	707	259	2,553
General & administrative expense	446	147	--	593
Segment operating income	$965	$4,112	$932	$6,009

•
Cinema revenue decreased for the 2011 Quarter by $4.4 million or 8.1% compared to the same period in 2010.  The 2011 Quarter decrease affected all three of our cinema operational regions and was a result of notably poorer performing film product than that of the same period last year.  Box office attendance for our top five films in the 2011 Quarter was 861,000 compared to 1.4 million in the 2010 Quarter which included the blockbuster movie Avatar’s admissions of 536,000.  This decrease was somewhat offset by increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar (see below).

•
Operating expense decreased for the 2011 Quarter by $1.6 million or 3.5% compared to the same period in 2010.  This decrease followed the decreased revenues noted above primarily relating to poor film product offset somewhat by an increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar (see below).  Overall, our operating expense as a percent of gross revenue increased from 83.0% to 87.2%.

•
Depreciation and amortization expense increased for the 2011 Quarter by $351,000 or 13.7% compared to the same period in 2010 primarily related to certain recently purchased 3D equipment being depreciating in the 2011 Quarter.

•	General and administrative costs increased for the 2011 Quarter by $19,000 or 3.2% compared to the same period in 2010.

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have increased by 11.3% and 6.7%, respectively, since the 2010 Quarter, which had an impact on the individual components of our income statement.

•	Because of the above, and driven by the reduced revenue, the cinema exhibition segment income decreased for the 2011 Quarter by $3.2 million compared to the same period in 2010, a 53.1% decrease.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended March 31, 2011 and 2010, respectively (dollars in thousands):

Three Months Ended March 31, 2011	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$853	$--	$--	$853
Property rental income	470	3,319	1,675	5,464
Total revenues	1,323	3,319	1,675	6,317

Live theater costs	500	--	--	500
Property rental cost	142	1,352	359	1,853
Total operating expense	642	1,352	359	2,353

Depreciation and amortization	82	783	357	1,222
General & administrative expense	9	157	21	187
Segment operating income	$590	$1027	$938	$2,555

Three Months Ended March 31, 2010	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$510	$--	$--	$510
Property rental income	437	3,111	1,532	5,080
Total revenues	947	3,111	1,532	5,590

Live theater costs	458	--	--	458
Property rental cost	153	1,216	377	1,746
Total operating expense	611	1,216	377	2,204

Depreciation and amortization	80	690	374	1,144
General & administrative expense	--	226	(1)	225
Segment operating income	$256	$979	$782	$2,017

•
Real estate revenue increased for the 2011 Quarter by $727,000 or 13.0% compared to the same period in 2010.  U.S. real estate revenue increased primarily due to improved live theater results in 2011 compared to the same period in 2010.  Real estate revenue increased from our Australia and New Zealand properties primarily due to a year over year increase in the value of the Australia and New Zealand dollars compared to the U.S. dollar.  This increase translated to higher Australian and New Zealand revenues for the 2011 Quarter compared to the 2010 Quarter (see below).

•
Operating expense for the real estate segment increased for the 2011 Quarter by $149,000 or 6.8% compared to the same period in 2010.  This increase generally followed the increased revenues noted above.

•
Depreciation and amortization expense for the real estate segment increased by $78,000 or 6.8% for the 2011 Quarter compared to the same period in 2010 primarily due to the aforementioned impact of currency exchange rates (see below).

•
General and administrative costs decreased for the 2011 Quarter by $38,000 or 16.9% compared to the same period in 2010 primarily due to cost cutting measures associated with our Australia operations as we have curtailed certain development activities offset by the impact of currency exchange rate increases (see below).

•
For our statement of operations, Australia and New Zealand quarterly average exchange rates have increased by 11.3% and 6.7%, respectively, since the 2010 Quarter, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income increased for the 2011 Quarter by $538,000 compared to the same period in 2010.

Corporate

Quarterly Results

General and administrative expense includes expenses that are not directly attributable to other operating segments.  General and administrative expense increased by $49,000 in the 2011 Quarter compared to the 2010 Quarter, primarily related to an accrual for labor costs associated with our anticipated transfer of our accounting functions from the U.S. and Australia to New Zealand, offset by a decrease in legal and consulting fees primarily associated with our federal tax litigation, which was settled during July 2010 and our Mackie litigation which was tried in the first quarter of 2010.

Net interest expense increased by $833,000 for the 2011 Quarter compared to the 2010 Quarter.  The increase in interest expense during the 2011 Quarter was primarily related to generally higher variable interest rates on our larger credit facilities in the 2011 Quarter compared to the 2010 Quarter and an increase in interest expense from the change in fair value of our interest rate swaps in 2011 compared to a decrease for the same period in 2010.

For the 2011 Quarter, we recorded an other expense of $19,000 compared to an other expense of $582,000 for the 2010 Quarter.  The 2011 Quarter other expense was primarily related to the write off of certain long term assets and 2010 Quarter other expense was primarily related to a $600,000 litigation loss associated with our Mackie litigation.

For the 2011 Quarter, income tax expense increased by $54,000 primarily relating to additional tax accrual associated with our potential tax exposures related to FASB ASC 740-10-2a, Accounting for Uncertainty in Income Taxes.

           For the 2011 Quarter, we recorded an increase in our equity earnings of unconsolidated joint ventures and entities of $13,000 primarily due to improved earnings from our Rialto Distributions investment.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

We recorded a net loss attributable to Reading International, Inc. common shareholders of $2.5 million for the 2011 Quarter compared to a net income of $353,000 for the 2010 Quarter.  The change from a net income to a net loss from 2010 to 2011 was primarily related to the aforementioned $2.5 million decrease in operating income from our cinema operations and was driven by a $4.4 million reduction in our cinema revenue with a worldwide cinema attendance decrease of 875,000.

Acquisitions

We did not have any acquisitions during the 2011 Quarter or the 2010 Quarter.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at March 31, 2011 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Debt	$107,519	$41,555	$12,995	$6,916	$20,843	$--	$189,828
Notes payable to related parties	--	--	9,000	--	--	--	9,000
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Pension liability	6	18	28	37	48	4,359	4,496
Lease obligations	23,467	26,324	24,039	21,149	18,730	79,811	193,520
Estimated interest on debt	7,794	5,877	4,207	2,928	2,201	13,411	36,418
Total	$138,786	$73,774	$50,269	$31,030	$41,822	$125,494	$461,175

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-2a, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million decreasing to $2.0 million as of March 31, 2011.  We expect no tax payment related to these obligations within the next 12 months.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $649,000 and $653,000 as of March 31, 2011 and December 31, 2010, respectively.  Our share of unconsolidated debt, based on our ownership percentage, was $216,000 and $218,000 as of March 31, 2011 and December 31, 2010, respectively.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

Currently, our liquidity needs arise primarily from:

•	capital expenditure needs including our expanding digital and 3D implementations;

•	working capital requirements; and

•	debt servicing requirements.

Australia Credit Facility

As indicated in our 2010 Annual Report, the term of our Australian Credit Facility with BOS International matures on June 30, 2011.  Accordingly, the outstanding balance of this debt $104.1 million (AUS$100.5 million at March 31, 2011) is classified as current on our balance sheet.  On March 9, 2011, we received credit approval from National Australia Bank (“NAB”) for a $108.8 million (AUS$105.0 million) facility that will replace this facility and will allow us to fully repay our $104.1 million (AUS$100.5 million) of outstanding debt.

At March 31, 2011, in addition to our credit approved NAB facility, we have undrawn funds of $13.0 million (NZ$17.0 million) available under our line of credit in New Zealand, $5.0 million available under our GE Capital revolving loan credit facility in the U.S., and $3.0 million available under our Bank of America line of credit in the U.S.  Accordingly, we believe that we have sufficient borrowing capacity under our various credit facilities to meet our anticipated short-term working capital requirements.

New Zealand Credit Facility

The term of our New Zealand Credit Facility with Westpac matures on March 31, 2012.  Accordingly, the March 31, 2011 outstanding balance of this debt of $21.4 million (NZ$28.0 million) is classified as current on our balance sheet.  We have started discussions with our current lender as to the renewal of this facility.

Operating Activities

Cash provided by operations was $451,000 in the 2011 Quarter compared to $3.7 million in the 2010 Quarter.  The decrease in cash provided by operations of $3.2 million was due primarily to an $883,000 decrease in cash provided by the changes in operating assets and liabilities and a $2.4 million decrease in operational cash flows.

Investing Activities

Cash used in investing activities was $4.2 million in the 2011 Quarter compared to $4.4 million in the 2010 Quarter.  The $4.2 million cash used for the 2011 Quarter was primarily related to:

•	$1.5 million in property enhancements to our existing properties;

•	$2.8 million for the purchase of mortgage notes receivable; and

•	$85,000 of a change in restricted cash;

offset by

•	$181,000 of a property sale deposit.

The $4.4 million cash used for the 2010 Quarter was primarily related to:

•	$1.9 million in property enhancements to our existing properties; and

•	$2.9 million to purchase a property adjacent to our Manukau property;

offset by

•	$204,000 of change in restricted cash; and

•	$132,000 in return of investment of unconsolidated entities.

Financing Activities

Cash used in financing activities for the 2011 Quarter was $4.5 million compared to $2.4 million of cash provided by financing activities for the same period in 2010 resulting in a change of $7.0 million.  The $4.5 million in cash used in financing activities during the 2011 Quarter was primarily related to:

•	$1.1 million of borrowing on our New Zealand credit facility;

offset by

•	$5.5 million of loan repayments including a $3.4 million pay down of our GE Capital Loan and $2.0 million pay down of our Nationwide Notes; and

•	$141,000 in noncontrolling interests’ distributions.

The $2.4 million in cash provided by financing activities during the 2010 Quarter was primarily related to:

•	$3.2 million of borrowing on our New Zealand credit facility; and

•	$83,000 of proceeds from the exercise of employee stock options;

offset by

•	$289,000 of loan repayments;

•	$251,000 of repurchase of Class A Nonvoting Common Stock; and

•	$309,000 in noncontrolling interests’ distributions.

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

We discuss these critical accounting policies in our 2010 Annual Report and advise you to refer to that discussion.

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

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap and cap instruments to market on the consolidated balance sheet resulting in a increase in interest expense of $149,000 during the three months ended March 31, 2011 and a $211,000 decrease in interest expense during the three months ended March 31, 2010.  At March 31, 2011, we recorded the fair market value of an interest rate swap and a cap of $192,000 as other long-term assets and an interest rate swap of $76,000 as an other long-term liability.  At December 31, 2010, we recorded the fair market value of an interest rate swap and a cap of $446,000 as other long-term assets and an interest rate swap of $181,000 as an other long-term liability.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

Where we are the plaintiffs, we expense all legal fees on an on-going basis and make no provision for any potential settlement amounts until received.  In Australia, the prevailing party is entitled to recover its attorneys’ fees, which typically work out to be approximately 60% of the amounts actually spent where first class legal counsel is engaged at customary rates.  Where we are a plaintiff, we have likewise made no provision for the liability for the defendant’s attorney fees in the event we are determined not to be the prevailing party.

Where we are the defendants, we accrue for probable damages, which insurance may not cover, as they become known and can be reasonably estimated.  In our opinion, any claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position, or liquidity.  However, we do not give any assurance as to the ultimate outcome of such claims and litigation.  The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period.  Except as noted below, there have been no material changes to our litigation exposure since our 2010 Annual Report.

Tax Litigation

In July 2010, our subsidiary, Craig Corporation (“Craig”), and the Internal Revenue Service (the “IRS”) agreed to file with the Tax Court a settlement of the IRS’s claim against Craig.  The terms of the settlement are reflected in the final judgment of the Tax Court dated January 6, 2011.  In the settlement, the IRS conceded 70% of its proposed adjustment to income claimed in its notices of deficiency dated June 29, 2006.  The IRS had made a claim for unpaid taxes of $20.9 million, which, if not settled, would have resulted in interest of $39.2 million for a total potential federal tax liability of $60.1 million, as of March 31, 2011.  Instead, the effect of settlement on the Reading consolidated group is a total federal income tax obligation of $5.4 million, reduced by a federal tax refund of $800,000, increased by interest of $9.5 million, for a net federal tax liability of $14.1 million as of March 31 2011.  The Company anticipates federal and state tax deductions will be available for interest paid to the IRS and to state tax agencies, and that a federal deduction will be available for taxes paid to state tax agencies.

The impact of the settlement upon our liability for state taxes remains uncertain but if the adjustment to income agreed with the IRS were reflected on state returns, it would cause a state tax obligation of approximately $4.8 million.  Of this, $4.3 million would be related to California, and $0.5 million to other states.  Craig’s 1997 tax year remains open with respect to Craig’s potential tax liability to the State of California, composed of $1.4 million in additional taxes and $2.9 million in interest.  As of March 31, 2011, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed if a deficiency were to be asserted.

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

At March 31, 2011, approximately 57% and 17% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $19.4 million in cash and cash equivalents.  At December 31, 2010, approximately 55% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $18.1 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  The resulting natural hedge has led to a somewhat negligible foreign currency effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $2.7 million for the three months ended March 31, 2011.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, approximately 50% and 52% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $12.0 million and $3.7 million, respectively, and the change in our quarterly net income would be $87,000 and $35,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of March 31, 2011 and December 31, 2010, we have recorded a cumulative unrealized foreign currency translation gain of approximately $61.8 million and $59.1 million, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but requires that not less than a certain percentage of the loan be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase or decrease in short-term interest rates would have resulted in approximately $213,000 increase or decrease in our 2011 Quarter’s Australian and New Zealand interest expense.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 - Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For a description of grants of stock to certain executives, see the Stock Based Compensation section under see Note 2 – Equity and Stock-Based Compensation, above.

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

READING INTERNATIONAL, INC.

Date:	May 6, 2011	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	May 6, 2011	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer