Form 10-Q
period 2011-06-30
READING INTERNATIONAL INC
filed 2011-08-05
CIK 716634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 4, 2011, there were 21,461,348 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART I – Financial Information
Item 1 – Financial Statements
Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands except par value amounts)
	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$38,234	$34,568
Receivables	6,620	5,470
Inventory	917	989
Investment in marketable securities	3,142	2,985
Restricted cash	2,410	2,159
Deferred tax asset, net	2,257	--
Prepaid and other current assets	5,788	3,536
Assets held for sale	4,531	55,210
Total current assets	63,899	104,917

Property held for and under development	92,744	35,702
Property & equipment, net	225,642	220,250
Investment in unconsolidated joint ventures and entities	11,391	10,415
Investment in Reading International Trust I	838	838
Goodwill	22,541	21,535
Intangible assets, net	18,976	20,156
Deferred tax asset, net	12,321	--
Other assets	11,645	16,536
Total assets	$459,997	$430,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$15,700	$15,930
Film rent payable	6,773	5,757
Notes payable – current portion	35,548	108,124
Taxes payable	24,861	23,872
Deferred current revenue	8,008	8,727
Other current liabilities	204	141
Total current liabilities	91,094	162,551
Notes payable – long-term portion	157,092	83,784
Notes payable to related party – long-term	9,000	9,000
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	2,267	2,267
Other liabilities	33,660	32,195
Total liabilities	321,026	317,710
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized, 31,675,518 issued and 21,461,348 outstanding at June 30, 2011 and 31,500,693 issued and 21,308,823 outstanding at December 31, 2010	218	216
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at June 30, 2011 and at December 31, 2010	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued or outstanding shares at June 30, 2011 and at December 31, 2010	--	--
Additional paid-in capital	134,328	134,236
Accumulated deficit	(61,083)	(76,035)
Treasury shares	(3,876)	(3,765)
Accumulated other comprehensive income	68,781	57,120
Total Reading International, Inc. stockholders’ equity	138,383	111,787
Noncontrolling interests	588	852
Total stockholders’ equity	138,971	112,639
Total liabilities and stockholders’ equity	$459,997	$430,349
See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenue
Cinema	$62,236	$52,433	$111,710	$106,279
Real estate	4,866	4,547	9,515	8,742
Total operating revenue	67,102	56,980	121,225	115,021
Operating expense
Cinema	48,234	41,867	89,709	85,162
Real estate	2,521	2,173	4,875	4,376
Depreciation and amortization	4,292	3,857	8,421	7,752
Impairment expense	--	2,239	--	2,239
General and administrative	4,756	4,617	8,990	8,822
Total operating expense	59,803	54,753	111,995	108,351

Operating income	7,299	2,227	9,230	6,670

Interest income	409	364	841	646
Interest expense	(5,815)	(4,431)	(10,178)	(7,810)
Net gain (loss) on sale of assets	(68)	351	(68)	351
Other income (expense)	91	(129)	75	(713)
Income (loss) before income tax benefit (expense), equity earnings of unconsolidated joint ventures and entities, and discontinued operations	1,916	(1,618)	(100)	(856)
Income tax benefit (expense)	13,774	(12,201)	13,138	(12,783)
Income (loss) before equity earnings of unconsolidated joint ventures and entities, and discontinued operations	15,690	(13,819)	13,038	(13,639)
Equity earnings of unconsolidated joint ventures and entities	269	266	633	617
Income (loss) before discontinued operations	15,959	(13,553)	13,671	(13,022)
Income (loss) from discontinued operations, net of tax	(2)	(8)	39	29
Gain on sale of discontinued operation	1,656	--	1,656	--
Net income (loss)	$17,613	$(13,561)	$15,366	$(12,993)
Net income attributable to noncontrolling interests	(181)	(153)	(414)	(368)
Net income (loss) attributable to Reading International, Inc. common shareholders	$17,432	$(13,714)	$14,952	$(13,361)
Earnings (loss) per common share attributable to Reading International, Inc. common shareholders – basic and diluted:
Earnings (loss) from continuing operations	$0.69	$(0.60)	$0.58	$(0.59)
Earnings (loss) from discontinued operations, net	0.07	--	0.07	--
Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common shareholders	$0.76	$(0.60)	$0.65	$(0.59)
Weighted average number of shares outstanding – basic	22,789,718	22,797,534	22,749,202	22,754,599
Weighted average number of shares outstanding – diluted	22,960,713	22,797,534	22,920,198	22,754,599

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)
	Six Months Ended
	June 30,
	2011	2010
Operating Activities
Net income (loss)	$15,366	$(12,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss recognized on foreign currency transactions	--	14
Equity earnings of unconsolidated joint ventures and entities	(633)	(617)
Distributions of earnings from unconsolidated joint ventures and entities	375	616
Loss provision on impairment of asset	--	2,239
Gain on sale of assets	(1,588)	(351)
Change in valuation allowance on net deferred tax assets	(14,422)	--
Gain on sale of marketable securities	(23)	--
Depreciation and amortization	8,421	7,768
Amortization of prior service costs	164	152
Amortization of above and below market leases	406	480
Amortization of deferred financing costs	621	333
Amortization of straight-line rent	496	318
Stock based compensation expense	94	26
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(920)	2,786
Decrease in prepaid and other assets	629	382
Decrease in accounts payable and accrued expenses	(750)	(1,290)
Increase (decrease) in film rent payable	814	(859)
Increase taxes payable	970	12,797
Increase (decrease) in deferred revenues and other liabilities	72	(1,117)
Net cash provided by operating activities	10,092	10,684
Investing activities
Acquisitions	--	(2,891)
Acquisition deposits paid	--	(223)
Purchases of and additions to property and equipment	(3,183)	(4,353)
Change in restricted cash	(136)	(1,477)
Purchase of notes receivable	(5,034)	--
Sale of marketable securities	123	29
Distributions of investment in unconsolidated joint ventures and entities	--	259
Collection of note receivable	6,750	--
Cinema sale proceeds from noncontrolling shareholder	1,867	--
Net cash provided by (used in) investing activities	387	(8,656)
Financing activities
Repayment of long-term borrowings	(112,425)	(13,811)
Proceeds from borrowings	105,311	15,525
Capitalized borrowing costs	(684)	--
Repurchase of Class A Nonvoting Common Stock	(111)	(251)
Proceeds from the exercise of stock options	--	248
Noncontrolling interest contributions	--	113
Noncontrolling interest distributions	(554)	(751)
Net cash provided by (used in) financing activities	(8,463)	1,073
Effect of exchange rate changes on cash and cash equivalents	1,650	(1,218)

Increase in cash and cash equivalents	3,666	1,883
Cash and cash equivalents at beginning of period	34,568	24,612

Cash and cash equivalents at end of period	$38,234	$26,495

Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$8,244	$6,963
Income taxes	$407	$469
Non-cash transactions
Foreclosure of a mortgage note to obtain title of the underlying property	$1,125	$--
Reduction in note payable associated with acquisition purchase price adjustment	$--	$4,381
Deemed distribution	$--	$877
Capital lease asset addition	$--	$4,697
Capital lease obligation	$--	$5,573

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2011

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended June 30, 2011 (the “June Report”) should be read in conjunction with our 2010 Annual Report which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2011 Quarter”) and six (“2011 Six Months”) months ended June 30, 2011 and the three (“2010 Quarter”) and six (“2010 Six Months”) months ended June 30, 2010.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations, and cash flows as of and for the three and six months ended June 30, 2011 and 2010 have been made.  The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We had investments in marketable securities of $3.1 million and $3.0 million at June 30, 2011 and December 31, 2010, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  These investments have a cumulative unrealized gain (loss) of $126,000 and $(43,000) included in accumulated other comprehensive income at June 30, 2011 and December 31, 2010, respectively.  For the three months and six months ended June 30, 2011, our net unrealized gain (loss) on marketable securities was $(219,000) and $106,000, respectively.  For the three and six months ended June 30, 2010, our net unrealized loss on marketable securities was $474,000 and $256,000, respectively.

Refinanced Long-Term Debt

           On June 24, 2011, we replaced our Australian Corporate Credit Facility with BOS International (“BOSI”) of $115.8 million (AUS$110.0 million) with the proceeds from a new credit facility from National Australia Bank (“NAB”) of $110.5 million (AUS$105.0 million).  See Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities).

Plans to Refinance Credit Facility

The term of our New Zealand Credit Facility with Westpac matures on March 31, 2012.  Accordingly, the June 30, 2011 outstanding balance of this debt of $23.2 million (NZ$28.0 million) is classified as current on our balance sheet.  We have started discussions with our current lender as to the renewal of this facility.

Other Income/Expense

For the 2011 Quarter, we recorded an other income of $91,000 compared to an other expense of $129,000 for the 2010 Quarter.  The 2011 Quarter other income was primarily related to a gain on the sale of marketable securities and a change in certain long term liabilities and in the 2010 Quarter, the $129,000 other loss included offsetting settlements related to our Burstone litigation and the 2008 sale of our interest in the Botany Downs cinema.

For the 2011 Six Months, we recorded an other income of $75,000 compared to an other expense of $713,000 for the 2010 Six Months.  The 2011 Six Months other expense was primarily to a gain on the sale of marketable securities and a change in certain long term liabilities and the 2010 Six Months other expense of $713,000 included offsetting settlements related to our Burstone litigation and the 2008 sale of our interest in the Botany Downs cinema and a $605,000 loss associated our Mackie litigation.

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

New Accounting Pronouncements

There were no other new accounting pronouncements issued during the 2011 Six Months that will have a material impact on our financial statements.

Note 2 – Equity and Stock Based Compensation

Stock Based Compensation

During the six months ended June 30, 2011 and 2010, we issued 174,825 and 148,616, respectively, of Class A Nonvoting shares to certain executive employees associated with the vesting of their prior years’ stock grants.  During the three and six months ended June 30, 2011 and 2010, we accrued $188,000 and $375,000, respectively, in compensation expense associated with the vesting of executive employee stock grants.

Employee/Director Stock Option Plan

We have a long-term incentive stock option plan that provides for the grant to eligible employees, directors, and consultants of incentive or nonstatutory options to purchase shares of our Class A Nonvoting Common Stock and Class B Voting Common Stock. Our 1999 Stock Option Plan expired in November 2009, and was replaced by our new 2010 Stock Incentive Plan, which was approved by the holders of our Class B Voting Common Stock in May 2010.

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-40 relating to Stock-Based Compensation (“FASB ASC 718-40”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three and six months ended June 30, 2011 and 2010, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

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

We did not grant any options during the three and six months ended June 30, 2011 or 2010.

Based on prior years’ assumptions, and, in accordance with the FASB ASC 718-40 modified prospective method, we recorded compensation expense for the total estimated grant date fair value of stock options that vested of $47,000 and $94,000 for the three and six months ended June 30, 2011, respectively, and $8,000 and $22,000 for the three and six months ended June 30, 2010, respectively.  At June 30, 2011, the total unrecognized estimated compensation cost related to non-vested stock options granted was $204,000, which we expect to recognize over a weighted average vesting period of 1.0 years.  60,000 and 90,000 options were exercised during the three and six months ended June 30, 2010 having a realized value of $91,000 and $138,000, respectively, for which we received $166,000 and $248,000, respectively, of cash.  There were no options exercised during the six months ended June 30, 2011.  The grant date fair value of options vesting during the three and six months ended June 30, 2011 was $47,000 and $94,000, respectively, and $8,000 and $22,000 for the three and six months ended June 30, 2010, respectively.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at June 30, 2011 was $474,000 of which 67.2% are currently exercisable.

Pursuant to both our 1999 Stock Option Plan and our 2010 Stock Incentive Plan, all stock options expire within ten years of their grant date.  The aggregate total number of shares of Class A Nonvoting Common Stock and Class B Voting Common Stock authorized for issuance under our 2010 Stock Incentive Plan is 1,250,000.  At the discretion of our Compensation and Stock Options Committee, the vesting period of stock options is usually between zero and four years.

We had the following stock options outstanding and exercisable as of June 30, 2011 and December 31, 2010:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2010	589,750	150,000	$5.51	$10.24	534,750	150,000	$5.62	$10.24
Granted	122,600	35,100	$4.23	$8.47
Exercised	(90,000)	--	$2.76	$--
Outstanding- December 31, 2010	622,350	185,100	$5.65	$9.90	449,750	150,000	$6.22	$10.24
No activity	--	--	$--	$--
Outstanding-June 30, 2011	622,350	185,100	$5.65	$9.90	449,750	150,000	$6.22	$10.24

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at June 30, 2011 and December 31, 2010 was approximately 4.63 and 5.13 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at June 30, 2011 and December 31, 2010 was approximately 3.88 and 4.38 years, respectively.

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

The tables below summarize the results of operations for each of our principal business segments for the three and six months ended June 30, 2011 and 2010, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three months ended June 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$62,236	$6,533	$(1,667)	$67,102
Operating expense	49,901	2,521	(1,667)	50,755
Depreciation & amortization	3,000	1,285	--	4,285
General & administrative expense	669	207	--	876
Segment operating income	$8,666	$2,520	$--	$11,186
Three months ended June 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$52,433	$5,962	$(1,415)	$56,980
Operating expense	43,282	2,173	(1,415)	44,040
Depreciation & amortization	2,555	1,110	--	3,665
Impairment expense	--	2,239	--	2,239
General & administrative expense	635	481	--	1,116
Segment operating income (loss)	$5,961	$(41)	$--	$5,920

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2011 Quarter	2010 Quarter
Total segment operating income	$11,186	$5,920
Non-segment:
Depreciation and amortization expense	7	192
General and administrative expense	3,880	3,501
Operating income	7,299	2,227
Interest expense, net	(5,406)	(4,067)
Other income (loss)	91	(129)
Net gain (loss) on sale of assets	(68)	351
Income tax benefit (expense)	13,774	(12,201)
Equity earnings of unconsolidated joint ventures and entities	269	266
Income (loss) from discontinued operations	1,654	(8)
Net income (loss)	17,613	(13,561)
Net income attributable to the noncontrolling interest	(181)	(153)
Net income (loss) attributable to Reading International, Inc. common shareholders	$17,432	$(13,714)

Six months ended June 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$111,710	$12,849	$(3,334)	$121,225
Operating expense	93,043	4,875	(3,334)	94,584
Depreciation & amortization	5,904	2,507	--	8,411
General & administrative expense	1,280	394	--	1,674
Segment operating income	$11,483	$5,073	$--	$16,556

Six months ended June 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$106,279	$11,553	$(2,811)	$115,021
Operating expense	87,973	4,376	(2,811)	89,538
Depreciation & amortization	5,108	2,254	--	7,362
Impairment expense	--	2,239	--	2,239
General & administrative expense	1,228	706	--	1,934
Segment operating income	$11,970	$1,978	$--	$13,948

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2011 Six Months	2010 Six Months
Total segment operating income	$16,556	$13,948
Non-segment:
Depreciation and amortization expense	10	390
General and administrative expense	7,316	6,888
Operating income	9,230	6,670
Interest expense, net	(9,337)	(7,164)
Other income (expense)	75	(713)
Net gain (loss) on sale of assets	(68)	351
Income tax benefit (expense)	13,138	(12,783)
Equity earnings of unconsolidated joint ventures and entities	633	617
Income from discontinued operations	1,695	29
Net income (loss)	15,366	(12,993)
Net income attributable to the noncontrolling interest	(414)	(368)
Net income (loss) attributable to Reading International, Inc. common shareholders	$14,952	$(13,361)

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of June 30, 2011 and December 31, 2010:

	US Dollar
	June 30, 2011	December 31, 2010
Australian Dollar	$1.0732	$1.0122
New Zealand Dollar	$0.8284	$0.7687

Note 5 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to Reading International, Inc. common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing the net income (loss) attributable to Reading International, Inc. common shareholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued.  Stock options and non-vested stock awards give rise to potentially dilutive common shares.  In accordance with FASB ASC 260-10 - Earnings Per Share, these shares are included in the diluted earnings per share calculation under the treasury stock method.  As noted in the table below, due to the small difference between the basic and diluted weighted average common shares, the basic and the diluted earnings (loss) per share are the same for the 2011 Quarter.  The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income (loss) from continuing operations	$15,778	$(13,706)	$13,257	$(13,390)
Income (loss) from discontinued operations	1,654	(8)	1,695	29
Net income (loss) attributable to Reading International, Inc. common shareholders	$17,432	$(13,714)	$14,952	$(13,361)

Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common share holders:
Earnings (loss) from continuing operations	$0.69	$(0.60)	$0.58	$(0.59)
Earnings from discontinued operations	0.07	--	0.07	--
Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common share holders:	$0.76	$(0.60)	$0.65	$(0.59)
Weighted average common stock – basic	22,789,718	22,797,534	22,749,202	22,754,599
Weighted average common stock – dilutive	22,960,713	22,797,534	22,920,198	22,754,599

For the three and six months ended June 30, 2011, the weighted average common stock – diluted included 170,995 of stock compensation and in-the-money incremental stock options.  For the three and six months ended June 30, 2010, we recorded losses from continuing operations; therefore, we excluded 25,058 of in-the-money incremental stock options from the computation of diluted loss per share because they were anti-dilutive in those periods.  In addition, 714,417 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2011, and 624,692 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2010.

Note 6 – Property Sold, Property Held for Sale, Property Held For and Under Development, and Property and Equipment

Cinema Sold

Elsternwick Classic Cinema Sale

On April 14, 2011, we sold our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia to our joint venture partner for $1.9 million (AUS$1.8 million) and recognized a gain on sale of a discontinued operation of $1.7 million (AUS$1.6 million).

Assets Held for Sale

Lake Taupo Motel – Held For Sale

Having obtained a rezoning of the property for multifamily residential use and completed the renovation of the existing motel into condominium units, we listed this property for sale in the fourth quarter of 2010. The condensed statement of operations of Lake Taupo is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenue	$71	$52	$190	$160
Total expenses	73	60	151	131

Taringa

In April 2011, we entered into a call option agreement to sell our Taringa Property in Brisbane, Australia for $3.4 million (AUS$3.3 million).  In July 2011, the option holder informed us that he is no longer interested in the property and requested a return of his deposit.  As we continue to pursue selling this property, it is held for sale at June 30, 2011.

Property Held For and Under Development

Held For Sale Property Reclassified to Held For Development – Burwood

In May 2010, we announced our intent to sell and began actively marketing our 50.6-acre Burwood development site in suburban Melbourne.  At June 30, 2011, we had not yet achieved that aim.  Pursuant to ASC 360-10-45, as twelve months had passed since this announcement and we lacked a firm commitment from a buyer, we reclassified the current carrying value of this property of $55.9 million (AUS$52.1 million) from assets held for sale to property held for development on our June 30, 2011 condensed consolidated balance sheet.  Additionally, based on recent valuations, we continue to believe that the fair market value of the property less costs to sell is greater than the current carrying value; therefore, no asset impairment loss was recorded at the time of the reclassification.

As of June 30, 2011 and December 31, 2010, we owned property held for and under development summarized as follows (dollars in thousands):

Property Held For and Under Development	June 30, 2011	December 31, 2010
Land	$87,546	$31,689
Construction-in-progress (including capitalized interest)	5,198	4,013
Property Held For and Under Development	$92,744	$35,702

At the beginning of 2010, we curtailed the development activities of our properties under development and are not currently capitalizing interest expense.  As a result, we did not capitalize any interest during the three or six months ended June 30, 2011 or 2010.

Property and Equipment

As of June 30, 2011 and December 31, 2010, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	June 30, 2011	December 31, 2010
Land	$66,948	$64,845
Building and improvements	150,752	142,077
Leasehold interests	38,451	37,262
Construction-in-progress	555	408
Fixtures and equipment	106,704	99,399
Total cost	363,410	343,991
Less: accumulated depreciation	(137,768)	(123,741)
Property and equipment, net	$225,642	$220,250

    Depreciation expense for property and equipment was $3.6 million and $3.4 million for the three months ended June 30, 2011 and 2010, respectively, and $7.1 million and $6.5 million for the six months ended June 30, 2011 and 2010, respectively.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution, which is accounted for as a cost method investment, and, as of June 30, 2011 and December 31, 2010, included the following (dollars in thousands):

	Interest	June 30, 2011	December 31, 2010
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	4,878	4,580
205-209 East 57th Street Associates, LLC	25.0%	33	--
Mt. Gravatt Cinema	33.3%	6,480	5,835
Total investments		$11,391	$10,415

For the three and six months ended June 30, 2011 and 2010, we recorded our share of equity earnings (loss) from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rialto Distribution	$55	$35	$112	$35
Rialto Cinemas	(65)	64	(53)	85
205-209 East 57th Street Associates, LLC	--	--	33	--
Mt. Gravatt Cinema	279	167	541	497
Total equity earnings	$269	$266	$633	$617

The 3-screen complex in Christchurch, New Zealand owned by our Rialto Cinemas joint venture entity (“Rialto Cinemas”), was damaged as a result of the devastating earthquake suffered by that city on February 22, 2011, and has been closed since that date.  Pursuant to the lease on this property, in May 2011, Rialto Cinemas gave notice to the landlord that Rialto Cinemas would be terminating the cinema lease.

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review in the fourth quarter of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate an asset may be impaired.  No such circumstances existed during the 2011 Six Months.  As of June 30, 2011 and December 31, 2010, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2010	$16,311	$5,224	$21,535
Foreign currency translation adjustment	1,006	--	1,006
Balance at June 30, 2011	$17,317	$5,224	$22,541

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our other intangible assets over 10 years.  For the three months ended June 30, 2011 and 2010, amortization expense totaled $677,000 and $614,000, respectively; and for the six months ended June 30, 2011 and 2010, amortization expense totaled $1.3 million and $1.3 million, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of June 30, 2011	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,282	$7,220	$459	$31,961
Less: Accumulated amortization	10,394	2,273	318	12,985
Total, net	$13,888	$4,947	$141	$18,976

As of December 31, 2010	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,180	$7,220	$456	$31,856
Less: Accumulated amortization	9,435	1,993	272	11,700
Total, net	$14,745	$5,227	$184	$20,156

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Prepaid and other current assets
Prepaid expenses	$1,414	$1,145
Prepaid taxes	723	1,044
Deposits	154	151
Note receivable	2,250	--
Other	1,247	1,196
Total prepaid and other current assets	$5,788	$3,536

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	288	294
Deferred financing costs, net	3,972	3,830
Interest rate swap at fair value – non-qualifying hedge	--	446
Other receivable	--	6,750
Tenant inducement asset	1,275	1,327
Straight-line rent asset	2,881	2,627
Mortgage notes receivable	2,095	--
Other	--	128
Total non-current assets	$11,645	$16,536

Investment in Notes Receivable

Short Term Note Receivable

On May 15, 2011, in conjunction with a potential purchase of a cinema, we lent $2.3 million to a cinema operator in exchange for a 90-day note receivable.  The note is securitized by three cinemas’ leases and bears an annualized interest of 9.9%.

Other Receivable

On June 14, 2011, we received $6.8 million with respect to the principal and interest owed on a note previously received in connection with a settlement agreement.  We believe that further amounts are owed under that note, and we have begun litigation to collect such amounts.

Mortgage Notes Receivable

On February 14, 2011, we purchased for $2.8 million mortgage notes secured by certain properties.  These mortgage notes were in default on the date of acquisition and were acquired with the intention of acquiring the underlying properties.  In February 2011, we foreclosed on one of these properties valued at $859,000, which is currently classified as a property held for development.  We are currently pursuing our remedies for the other mortgage notes, which at June 30, 2011 remained in default.  We anticipate that we will ultimately acquire the remaining properties.

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected tax provision (benefit)	$1,510	$(476)	$729	$(73)
Increase (reduction) in taxes resulting from:
Change in valuation allowance, other	(15,709)	413	(14,799)	149
Foreign income tax provision	195	147	295	293
Foreign withholding tax provision	111	66	214	267
Tax effect of foreign tax rates on current income	(152)	63	(281)	(76)
State and local tax provision	109	127	234	213
Reserve for federal tax litigation	162	11,861	470	12,010
Actual tax provision (benefit)	$(13,774)	$12,201	$(13,138)	$12,783

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries are not permanently invested outside the United States.

The Reading Australia consolidated group of subsidiaries generated earnings in the six months ending June 30, 2011, but had no cumulative earnings available for distribution.  No current or cumulative earnings were available for distribution in the Reading New Zealand consolidated group of subsidiaries or in the Puerto Rico subsidiary as of June 30, 2011. We have provided $453,000 in foreign withholding taxes connected with foreign retained earnings.

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate.  In accordance with FASB ASC 740-10 – Income Taxes (“ASC 740-10”), we record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  ASC 740-10 presumes that a valuation allowance is required when there is substantial negative evidence about realization of deferred tax assets, such as a pattern of losses in recent years, coupled with facts that suggest such losses may continue.

In the period ending June 30, 2011, the Company determined that substantial negative evidence regarding the realizable nature of deferred tax assets continues to exist in the U.S., New Zealand, and Puerto Rico subsidiaries, arising from ongoing pre-tax financial losses.  Accordingly, the Company continues to record a full valuation allowance for net deferred tax assets available in these subsidiaries.  After consideration of a number of factors for the Reading Australia group, including its recent history of pretax financial income, its expected future earnings, the increase in market value of its real estate assets, which would cause taxable gain if sold, and having executed in June 2011 a credit facility of over $100 million to resolve potential liquidity issues, the Company determined that it is more likely than not that deferred tax assets in Reading Australia will be realized. Accordingly, during the three months ended June 30, 2011, Reading Australia reversed $13.6 million of the valuation allowance previously recorded against its net deferred tax, which mainly reflects the loss carryforwards available to offset future taxable income in Australia.

We have accrued $27.1 million in income tax liabilities as of June 30, 2011, of which $24.8 million has been classified as income taxes payable and $2.3 million have been classified as non-current tax liabilities. As part of current tax liabilities, we have accrued $20.1 in connection with the Tax Court judgment, dated January 6, 2011, in final disposition of the 1996 tax litigation matter discussed in Note 13 – Commitments and Contingencies below.  We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes described in Note 12 – Other Liabilities.

We adopted FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“ASC 740-10-25”) on January 1, 2007.  In connection, we record interest and penalties related to income tax matters as part of income tax expense.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the periods ending June 30, 2011, December 31, 2010, and December 31, 2009 (dollars in thousands):

	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Unrecognized tax benefits – gross beginning balance	$8,058	$11,412	$11,271
Gross increases – prior period tax provisions	248	--	92
Gross decreases – prior period tax positions	(6,235)	--	--
Gross increases – current period tax positions	--	405	219
Settlements	--	(3,189)	--
Statute of limitations lapse	--	(570)	(170)
Unrecognized tax benefits – gross ending balance	$2,071	$8,058	$11,412

At December 31, 2010, the total balance of the gross unrecognized tax benefit was $20.6 million (of which approximately $12.6 million represents interest).  Of the $20.6 million gross unrecognized tax benefit at December 31, 2010, approximately $19.5 million would impact the effective tax rate if recognized.  For the six months ending June 30, 2011 we recorded a reduction to our gross unrecognized tax benefits of $6.0 million and a decrease to tax interest of $10.5 million, reflecting the Tax Court judgment disposing of the IRS Tax Audit/Litigation case described below, which is a liability no longer in the nature of a reserve for uncertain positions.  The net tax balance is approximately $2.1 million, of which $1.0 million would impact the effective rate if recognized.

It is difficult to predict the timing and resolution of uncertain tax positions.  Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax positions will increase within a range of $0.6 million to $0.9 million.  The reasons for such changes include but are not limited to tax positions expected to be taken during the next twelve months, reevaluation of current uncertain tax positions, expiring statutes of limitations, and interest related to the ”Tax Audit/Litigation” matter discussed below.

Our company and subsidiaries are subject to U.S. federal income tax, income tax in various U.S. states, and income tax in Australia, New Zealand, and Puerto Rico.

Generally, changes to our federal and most state income tax returns for the calendar year 2006 and earlier are barred by statutes of limitations.  Certain domestic subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us.  These subsidiaries were examined by the IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years.  Those deficiencies have been settled, as discussed in “Tax Audit/Litigation,” Note 13 – Commitments and Contingencies.  Our income tax returns of Australia filed since inception in 1995 are generally open for examination because of operating losses.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2006 and afterward generally remain open for examination as of June 30, 2011.

Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities)

Notes payable and subordinated debt (trust preferred securities) are summarized as follows (dollars in thousands):

Name of Note Payable or Security	June 30, 2011 Interest Rate	December 31, 2010 Interest Rate	Maturity Date	June 30, 2011 Balance	December 31, 2010 Balance
BOSI Australian Corporate Credit Facility	--	6.31%	June 30, 2011	$--	$101,726
NAB Australian Corporate Term Loan	7.89%	--	June 30, 2014	96,588	--
NAB Australian Corporate Revolver	7.89%	--	June 30, 2014	9,659	--
Australian Shopping Center Loans	--	--	2011-2014	537	633
New Zealand Corporate Credit Facility	4.15%	4.75%	March 31, 2012	23,195	20,370
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	27,913	27,913
US Cinemas 1, 2, 3 Term Loan	6.73%	6.73%	July 1, 2012	15,000	15,000
US GE Capital Term Loan	5.50%	5.50%	December 1, 2015	33,125	37,500
US Liberty Theaters Term Loans	6.20%	6.20%	April 1, 2013	6,656	6,727
US Nationwide Loan 1	8.50%	8.50%	February 21, 2013	600	730
US Nationwide Loan 2	--	8.50%	February 21, 2011	--	1,839
US Sutton Hill Capital Note – Related Party	8.25%	8.25%	December 31, 2013	9,000	9,000
US Union Square Term Loan – Sun Life	5.92%	5.92%	May 1, 2015	7,280	7,383
Total				$229,553	$228,821

Nationwide Notes

Pursuant to the terms of the notes, on February 21, 2011, we paid off our Nationwide Loan 2 of $1.5 million with its $359,000 of accrued interest and paid off the accrued interest of $134,000 included in the Nationwide Loan 1 balance.

Australian Corporate Credit Facility

On June 24, 2011, we replaced our Australian Corporate Credit Facility of $115.8 million (AUS$110.0 million) with BOS International (“BOSI”) with a new credit facility from National Australia Bank (“NAB”) of $110.5 million (AUS$105.0 million).  NAB provided us term debt of $94.7 million (AUS$90.0 million) and $9.5 million (AUS$9.0 million) in line of credit which we used combined with our cash of $1.6 million (AUS$1.5 million) to pay down our $105.8 million (AUS$100.5 million) of outstanding BOSI debt.  The new three-tiered credit facility from NAB (the “NAB Credit Facility”) has a term of three years, due and payable June 30, 2014, and comprises a $94.7 million (AUS$90.0 million) term loan; a $10.5 million (AUS$10.0 million) revolving facility; and a $5.3 million (AUS$5.0 million) guarantee facility.  This loan to Reading Entertainment Australia commenced on June 24, 2011 with an interest rate of between 2.90% and 2.15% above the BBSY bid rate.  The collateral pledged as security under the NAB Credit Facility is equivalent to that pledged to secure the expired BOSI Facility.  The NAB Credit Facility requires annual principal payments of between $7.5 million (AUS$7.0 million) and $9.7 million (AUS$9.0 million) which, it is anticipated, will be paid from Reading Entertainment Australia operating cash flows.  The covenants of the NAB Credit Facility include a fixed charge coverage ratio, a debt service cover ratio, an operating leverage ratio, a loan to value ratio, and other financial covenants.  Additionally, the NAB Credit Facility allows us to only transfer $4.3 million (AUS$4.0 million) per year outside of Australia.  Management believes that maintaining the covenants and payment commitments over the term of the new credit facility can be achieved without any material alteration to the current operating activities of Reading Entertainment Australia.

In conjunction with this NAB Credit Facility, we entered into a five-year interest swap agreement which swaps 100% of our $96.6 million (AUS$90.0 million) variable rate term loan (decreasing in line with scheduled principal repayments) based on BBSY, for a 5.50% fixed rate.  For further information regarding our swap agreements, see Note 17 – Derivative Instruments.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Current liabilities
Security deposit payable	$204	$141

Other liabilities
Foreign withholding taxes	$5,944	$5,944
Straight-line rent liability	7,952	7,559
Capital lease liability	5,692	5,637
Environmental reserve	1,656	1,656
Accrued pension	4,596	4,406
Interest rate swap – non-qualifying hedge	1,412	181
Acquired leases	3,093	3,264
Other payable	2,603	2,603
Other	712	945
Other liabilities	$33,660	$32,195

    Included in our other liabilities are accrued pension costs of $4.6 million at June 30, 2011.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three and six months ended June 30, 2011 and 2010.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for expected return on plan assets.  For the three and six months ended June 30, 2011, we recognized $100,000 and $190,000, respectively, of interest cost and $82,000 and $164,000, respectively, of amortized prior service cost.  For the three and six months ended June 30, 2010, we recognized $76,000 and $152,000, respectively, of interest cost and $76,000 and $152,000, respectively, of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $704,000 and $653,000 as of June 30, 2011 and December 31, 2010.  Our share of unconsolidated debt, based on our ownership percentage, was $234,000 and $218,000 as of June 30, 2011 and December 31, 2010.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

U.S. Federal Tax Settlement

As indicated in our 2010 Annual Report, our subsidiary, Craig Corporation (“Craig”), and the Internal Revenue Service (the “IRS”) in July 2010, settled the proposed assessment by the IRS against Craig for the 1996 tax year.  The original assessment of $20.1 million plus interest was settled for $5.4 million plus interest, as reflected in the final judgment of the Tax Court dated January 6, 2011.  We anticipate federal and state tax deductions will be available for interest paid to the IRS and to state tax agencies, and that a federal deduction will be available for taxes paid to state tax agencies.  While no assurances can be given, we plan to negotiate an orderly payment of this amount over a reasonable period.

The impact of the settlement upon our liability for state taxes remains uncertain but if the adjustment to income agreed with the IRS were reflected on state returns, it would cause a state tax obligation of approximately $1.4 million plus interest and penalty.  As of June 30, 2011, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed if a deficiency were to be asserted.

Note 14 – Noncontrolling interests

Noncontrolling interests are composed of the following enterprises:

•	50% membership interest in Angelika Film Centers LLC (“AFC LLC”) owned by a subsidiary of iDNA, Inc.;

•	25% noncontrolling interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.; and

•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by SHC.

The components of noncontrolling interests are as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
AFC LLC	$580	$681
Australia Country Cinemas	196	162
Elsternwick unincorporated joint venture	--	176
Sutton Hill Properties	(188)	(167)
Noncontrolling interests in consolidated subsidiaries	$588	$852

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
AFC LLC	$181	$153	$373	$345
Australia Country Cinemas	62	58	136	118
Elsternwick Unincorporated Joint Venture	1	15	25	43
Sutton Hill Properties	(63)	(73)	(120)	(138)
Net income attributable to noncontrolling interest	$181	$153	$414	$368

Elsternwick Sale

On April 14, 2011, we sold our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia to our joint venture partner for $1.9 million (AUS$1.8 million) and recognized a gain on sale of a discontinued operation of $1.7 million (AUS$1.6 million).

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Equity at – January 1, 2011	$111,787	$852	$112,639
Net income	14,952	414	15,366
Increase in additional paid in capital	94	--	94
Treasury stock purchased	(111)	--	(111)
Distributions to noncontrolling interests	--	(554)	(554)
Cinema sale to noncontrolling shareholder	--	(148)	(148)
Accumulated other comprehensive income	11,661	24	11,685
Equity at – June 30, 2011	$138,383	$588	$138,971

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2010	$108,889	$1,374	$110,263
Net income	(13,361)	368	(12,993)
Increase (decrease) in additional paid in capital	(604)	113	(491)
Treasury stock purchased	(251)	--	(251)
Distributions to noncontrolling interests	--	(751)	(751)
Accumulated other comprehensive income	(8,490)	(20)	(8,510)
Equity at – June 30, 2010	$86,183	$1,084	$87,267

Note 15 – Common Stock

Common Stock Issuance

During the six months ended June 30, 2011 and 2010, we issued 174,825 and 148,616, respectively, of Class A Nonvoting shares to certain executive employees associated with their prior years’ stock grants.

For the stock options exercised during 2010, we issued for cash to employees of the corporation under our employee stock option plan 90,000 shares of Class A Nonvoting Common Stock at an exercise price of $2.76 per share.

Treasury Stock Purchases

During the six months ended June 30, 2011 and 2010, we purchased 22,300 and 62,375, respectively, of Class A Nonvoting shares on the open market for $111,000 and $251,000, respectively.

Note 16 – Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income (loss).  The following table sets forth our comprehensive income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$17,613	$(13,561)	$15,366	$(12,993)
Foreign currency translation gain (loss)	8,782	(9,434)	11,437	(8,407)
Amortization of pension prior service costs	82	76	164	152
Realized gain on available for sale investments	(23)	--	(23)	--
Unrealized gain (loss) on available for sale investments	(219)	(474)	106	(256)
Comprehensive income (loss)	26,235	(23,393)	27,050	(21,504)
Net income attributable to noncontrolling interest	(181)	(153)	(414)	(368)
Comprehensive (income) loss attributable to noncontrolling interest	(17)	28	(24)	20
Comprehensive income (loss) attributable to Reading International, Inc.	$26,037	$(23,518)	$26,612	$(21,852)

Note 17 – Derivative Instruments

We are exposed to interest rate changes from our outstanding floating rate borrowings.  We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings.  From time to time, we may enter into interest rate hedging contracts, which effectively convert a portion of our variable rate debt to a fixed rate over the term of the interest rate swap.  In the case of our Australian borrowings, we are presently required to swap no less than 75% of our drawdowns under our Australian Corporate Credit Facility into fixed interest rate obligations.  In conjunction with this NAB Credit Facility, we entered into a five-year interest swap agreement, which swaps 100% of our variable rate loan based on BBSY for a 5.50% fixed rate loan.  Under our GE Capital Term Loan, we are required to swap no less than 50% of our variable rate drawdowns for the first three years of the loan agreement. We elected to swap 100% of the original loan balance on the GE Capital Term Loan and have contracted for balance step-downs that correspond with the loan’s principal payments through December 31, 2013.

The following table sets forth the terms of our interest rate swap derivative instruments at June 30, 2011:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$35,625,000	1.34%	0.25%	December 31, 2013
Interest rate swap	$96,588,000	5.50%	4.99%	June 30, 2016

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in an increase in interest expense of $1.5 million and $1.7 million during the three and six months ended June 30, 2011, respectively, and a $342,000 and $119,000 increase in interest expense during the three and six months ended June 30, 2010, respectively.  At June 30, 2011, we recorded the fair market value of an interest rate swap of $1.4 million as an other long-term liability.  At December 31, 2010, we recorded the fair market value of an interest rate swap and a cap of $446,000 as other long-term assets and an interest rate swap of $181,000 as an other long-term liability.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 18 – Fair Value of Financial Instruments

We measure the following items at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Cash and cash equivalents	1	$38,234	$34,568	$38,234	$34,568
Investment in marketable securities	1	$3,142	$2,985	$3,142	$2,985
Interest rate swap & cap assets	2	$--	$446	$--	$446
Interest rate swap liability	2	$1,412	$181	$1,412	$181

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

As of June 30, 2011 and December 31, 2010, we held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, available for sale securities, and interest rate derivative contracts.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in Australia.  Derivative instruments are related to our economic hedge of interest rates.

The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties and us.  However, as of June 30, 2011 and December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap derivative instruments is described in Note 17 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the three or six months ended June 30, 2011.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at June 30, 2011 and December 31, 2010 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	June 30, 2011	December 31, 2010	June 30, 2011		December 31, 2010
Notes payable	$192,640	$191,908		$167,883		$173,129
Notes payable to related party	$9,000	$9,000	$	N/A	$	N/A
Subordinated debt (trust preferred securities)	$27,913	$27,913		$17,250		$18,241

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

Additionally, the 3-screen complex in Christchurch, New Zealand owned by our Rialto Cinemas joint venture entity (“Rialto Cinemas”), was damaged as a result of the devastating earthquake suffered by that city on February 22, 2011, and has been closed since that date.  Pursuant to the lease on the property, in May 2011, Rialto Cinemas gave notice to the landlord that Rialto Cinemas would be terminating the cinema lease.

Note 20 – Subsequent Events

Paydown of NAB Revolver

On August 2, 2011, we paid down our NAB revolver by $9.9 million (AUS$9.0 million) resulting in a zero balance on that date.

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

Currently, we operate in two business segments:

•	cinema exhibition, through our 56 multiplex cinemas; and

•	real estate, including real estate development and the rental of retail, commercial and live theater assets.

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

We believe cinema exhibition to be a business that will likely continue to generate relatively consistent cash flows in the years ahead.  We base this on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment; movies continue to be a popular and competitively priced option.  While we see the cinema exhibition as a mature industry, we anticipate that our cinema operations will continue as our main source of cash flow and will support our real estate oriented activities and may from time to time add cinemas.  In this regard, we anticipate opening in late 2012 a new “Angelika” 8-screen cinema in a new retail development currently under construction in Merrifield, Virginia, and have entered into an agreement to purchase an established 17-screen multiplex in California.

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

At June 30, 2011, we owned and operated 51 cinemas with 416 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 2 cinemas with 9 screens.  One of these cinemas, our 8-screen complex in Christchurch, New Zealand, was damaged as a result of the devastating earthquake suffered by that city on February 22, 2011, and has been closed since that date.  We have earthquake and lost profits insurance on that facility and we are currently in the process of assessing the damage to the property to complete our insurance claims.  Additionally, the 3-screen complex in Christchurch, New Zealand owned by our Rialto Cinemas joint venture entity (“Rialto Cinemas”), was also damaged in the February 2011 earthquake, and has been closed since that date.  Pursuant to the lease on the property, in May 2011, Rialto Cinemas gave notice to the landlord that Rialto Cinemas would be terminating the cinema lease.  We have adjusted our cinema screen count to reflect the permanent closure of this cinema.

As mentioned above, we continue to consider opportunities to expand our cinema operations, while at the same time continuing to cull those cinema assets which are underperforming or have unacceptable risk profiles on a go forward basis.  During May 2010, we elected not to renew the lease of our 4-screen Kapiti cinema in New Zealand, and, during September 2010, our landlord terminated the lease on our 8-screen AFC Houston cinema.  On April 14, 2011, we sold to our joint venture partner our 66.7% interest in the Elsternwick cinema for $1.9 million (AUS$1.8 million) and recognized a gain on sale of a discontinued operation of $1.7 million (AUS$1.6 million).

Although we have curtailed our real estate development activities, we remain opportunistic in our acquisitions of both cinema and real estate assets.  Our business plan going forward is to continue the build-out of our existing development properties and to seek out additional, profitable real estate development opportunities while continuing to use and judiciously expand our presence in the cinema exhibition business by identifying, developing, and acquiring cinema properties when and where appropriate.  In addition, we will continue to investigate potential synergistic acquisitions that may not readily fall into either of our two currently identified segments.

  On February 14, 2011, we purchased for $2.8 million mortgage notes secured by certain properties.  These mortgage notes were in default on the date of acquisition and were acquired with the intention of acquiring the underlying properties.  In February 2011, we foreclosed on one of these properties valued at $859,000, which is currently classified as a property held for development.  We are currently pursuing our remedies for the other mortgage notes, which at June 30, 2011 remained in default.  We anticipate that we will ultimately acquire the remaining properties.

We are currently considering the potential sale of certain of our real estate assets.  We have taken steps to sell our Lake Taupo Property in New Zealand.  Additionally, in April 2011, we entered into a call option agreement to sell our Taringa Property in Brisbane, Australia for $3.4 million (AUS$3.3 million).  In July 2011, the option holder informed us that he is no longer interested in the property and requested a return of his deposit.  As we continue to pursue selling this property, it is held for sale at June 30, 2011.

We continue to acquire, to dispose of, or to reposition assets in accordance with our business plan.  For the 2011 Quarter, we did not have any acquisitions to note.

Results of Operations

At June 30, 2011, we owned and operated 51 cinemas with 416 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 2 cinemas with 9 screens.  In real estate during the period, we (i) owned and operated four ETRC’s that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, and (iv) held for development an additional seven parcels aggregating approximately 129 acres located principally in urbanized areas of Australia and New Zealand.

Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties, including our live theater assets.  Our year-to-year results of operations were principally impacted by the fluctuation in the value of the Australian and New Zealand dollars vis-à-vis the US dollar resulting in an increase in results of operations for our foreign operations for 2011 compared to 2010.

The tables below summarize the results of operations for each of our principal business segments for the three (“2011 Quarter”) and six (“2011 Six Months”) months ended June 30, 2011 and the three (“2010 Quarter”) and six (“2010 Six Months”) months ended June 30, 2010, respectively (dollars in thousands):

Three months ended June 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$62,236	$6,533	$(1,667)	$67,102
Operating expense	49,901	2,521	(1,667)	50,755
Depreciation & amortization	3,000	1,285	--	4,285
General & administrative expense	669	207	--	876
Segment operating income	$8,666	$2,520	$--	$11,186
Three months ended June 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$52,433	$5,962	$(1,415)	$56,980
Operating expense	43,282	2,173	(1,415)	44,040
Depreciation & amortization	2,555	1,110	--	3,665
Impairment expense	--	2,239	--	2,239
General & administrative expense	635	481	--	1,116
Segment operating income (loss)	$5,961	$(41)	$--	$5,920

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2011 Quarter	2010 Quarter
Total segment operating income	$11,186	$5,920
Non-segment:
Depreciation and amortization expense	7	192
General and administrative expense	3,880	3,501
Operating income	7,299	2,227
Interest expense, net	(5,406)	(4,067)
Other income (loss)	91	(129)
Net gain (loss) on sale of assets	(68)	351
Income tax benefit (expense)	13,774	(12,201)
Equity earnings of unconsolidated joint ventures and entities	269	266
Income (loss) from discontinued operations	1,654	(8)
Net income (loss)	17,613	(13,561)
Net income attributable to the noncontrolling interest	(181)	(153)
Net income (loss) attributable to Reading International, Inc. common shareholders	$17,432	$(13,714)

Six months ended June 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$111,710	$12,849	$(3,334)	$121,225
Operating expense	93,043	4,875	(3,334)	94,584
Depreciation & amortization	5,904	2,507	--	8,411
General & administrative expense	1,280	394	--	1,674
Segment operating income	$11,483	$5,073	$--	$16,556

Six months ended June 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$106,279	$11,553	$(2,811)	$115,021
Operating expense	87,973	4,376	(2,811)	89,538
Depreciation & amortization	5,108	2,254	--	7,362
Impairment expense	--	2,239	--	2,239
General & administrative expense	1,228	706	--	1,934
Segment operating income	$11,970	$1,978	$--	$13,948

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2011 Six Months	2010 Six Months
Total segment operating income	$16,556	$13,948
Non-segment:
Depreciation and amortization expense	10	390
General and administrative expense	7,316	6,888
Operating income	9,230	6,670
Interest expense, net	(9,337)	(7,164)
Other income (expense)	75	(713)
Net gain (loss) on sale of assets	(68)	351
Income tax benefit (expense)	13,138	(12,783)
Equity earnings of unconsolidated joint ventures and entities	633	617
Income (loss) from discontinued operations	1,695	29
Net income (loss)	15,366	(12,993)
Net income attributable to the noncontrolling interest	(414)	(368)
Net income (loss) attributable to Reading International, Inc. common shareholders	$14,952	$(13,361)

Cinema Exhibition Segment

Included in the cinema exhibition segment above is revenue and expense from the operations of 51 cinema complexes with 416 screens during the 2011 Quarter and 52 cinema complexes with 421 screens during the 2010 Quarter and management fee income from 2 cinemas with 9 screens in both years.  The following tables detail our cinema exhibition segment operating results for the three months ended June 30, 2011 and 2010, respectively (dollars in thousands):

Three Months Ended June 30, 2011	United States	Australia	New Zealand	Total
Admissions revenue	$20,419	$19,985	$3,274	$43,678
Concessions revenue	7,988	6,434	904	15,326
Advertising and other revenues	1,428	1,629	175	3,232
Total revenues	29,835	28,048	4,353	62,236

Cinema costs	23,490	20,149	3,370	47,009
Concession costs	1,278	1,381	233	2,892
Total operating expense	24,768	21,530	3,603	49,901

Depreciation and amortization	1,606	1,096	298	3,000
General & administrative expense	539	130	--	669
Segment operating income	$2,922	$5,292	$452	$8,666

Three Months Ended June 30, 2010	United States	Australia	New Zealand	Total
Admissions revenue	$18,733	$14,280	$3,864	$36,877
Concessions revenue	7,351	4,396	982	12,729
Advertising and other revenues	1,404	1,164	259	2,827
Total revenues	27,488	19,840	5105	52,433

Cinema costs	22,677	14,648	3,611	40,936
Concession costs	1,178	935	233	2,346
Total operating expense	23,855	15,583	3,844	43,282

Depreciation and amortization	1,618	688	249	2,555
General & administrative expense	500	135	--	635
Segment operating income	$1,515	$3,434	$1,012	$5,961

•
Cinema revenue increased for the 2011 Quarter by $9.8 million or 18.7% compared to the same period in 2010.  The 2011 Quarter increase was primarily related to increases in revenue from our U.S. and Australian cinema operations of $2.3 million and $8.2 million, respectively.  These revenue increases were primarily related to an increase in box office attendance of 185,000 and 140,000, respectively, an increase in ticket prices in Australia, and a increase in the value of the Australian dollar compared to the U.S. dollar (see below) compared to the same period last year.  Our New Zealand cinema revenue decreased by $752,000 primarily related to a 121,000 decrease in attendance.  This revenue decrease was somewhat offset by an increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).

•
Operating expense increased for the 2011 Quarter by $6.6 million or 15.3% compared to the same period in 2010.  This increase followed the increased revenues noted above.  Overall, our operating expense as a percent of gross revenue decreased from 82.5% to 80.2%.

•
Depreciation and amortization expense increased for the 2011 Quarter by $445,000 or 17.4% compared to the same period in 2010 primarily related to certain recently purchased 3D equipment being depreciated in the 2011 Quarter and the inclusion of Charlestown cinema as an operating location since October 2010.

•	General and administrative costs increased for the 2011 Quarter by $34,000 or 5.4% compared to the same period in 2010.

•
For our statement of operations, the Australian and New Zealand quarterly average exchange rates increased by 20.2% and 14.2%, respectively, since the 2010 Quarter, which had an impact on the individual components of our income statement.

•	Because of the above, the cinema exhibition segment income increased for the 2011 Quarter by $2.7 million compared to the same period in 2010, a 45.4% increase.

The following tables detail our cinema exhibition segment operating results for the six months ended June 30, 2011 and 2010, respectively (dollars in thousands):

Six Months Ended June 30, 2011	United States	Australia	New Zealand	Total
Admissions revenue	$35,766	$36,804	$6,265	$78,835
Concessions revenue	13,782	11,620	1,645	27,047
Advertising and other revenues	2,523	2,971	334	5,828
Total revenues	52,071	51,395	8,244	111,710

Cinema costs	43,570	37,731	6,660	87,961
Concession costs	2,166	2,509	407	5,082
Total operating expense	45,736	40,240	7,067	93,043

Depreciation and amortization	3,227	2,104	573	5,904
General & administrative expense	1,007	273	--	1,280
Segment operating income	$2,101	$8,778	$604	$11,483

Six Months Ended June 30, 2010	United States	Australia	New Zealand	Total
Admissions revenue	$36,913	$30,604	$8,372	$75,889
Concessions revenue	14,024	9,085	2,021	25,130
Advertising and other revenues	2,551	2,222	487	5,260
Total revenues	53,488	41,911	10,880	106,279

Cinema costs	44,672	30,714	7,950	83,336
Concession costs	2,185	1,975	477	4,637
Total operating expense	46,857	32,689	8,427	87,973

Depreciation and amortization	3,204	1,395	509	5,108
General & administrative expense	947	281	--	1,228
Segment operating income	$2,480	$7,546	$1,944	$11,970

•
Cinema revenue increased for the 2011 Six Months by $5.4 million or 5.1% compared to the same period in 2010.  The 2011 Six Months increase was primary related to a $9.5 million increase in revenue from our Australian cinema operations primarily related to an increase in ticket prices and an increase in the value of the Australian dollar compared to the U.S. dollar (see below).  The Australian cinema operations had a nominal increase in admissions during the period.  This increase from our Australian operations was offset by decreases in revenue from our U.S. and New Zealand cinema operations of $1.4 million and $2.6 million, respectively, primarily related to decreases in cinema admissions of 154,000 and 303,000, respectively.  The decreased revenue from New Zealand was somewhat offset by an increase in the value of New Zealand dollars compared to the U.S. dollar (see below).

•
Operating expense increased for the 2011 Six Months by $5.1 million or 5.8% compared to the same period in 2010.  This increase followed the increases and decreases in revenues for the three countries noted above and was affected by an increase in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).  Overall, our operating expense as a percent of gross revenue increased slightly, from 82.8% to 83.3%.

•
Depreciation and amortization expense increased for the 2011 Six Months by $796,000 or 15.6% compared to the same period in 2010 primarily related to certain recently purchased 3D equipment being depreciated in the 2011 Six Months and the inclusion of Charlestown cinema as an operating location since October 2010.

•	General and administrative costs increased for the 2011 Six Months by $52,000 or 4.2% compared to the same period in 2010 primarily related to an increase in rent for our New York Home Office.

•
For our statement of operations, the Australian and New Zealand quarterly average exchange rates increased by 15.7% and 10.4%, respectively, since the 2010 Six Months, which had an impact on the individual components of our income statement.

•	Because of the above, the cinema exhibition segment income decreased for the 2011 Six Months by $487,000 compared to the same period in 2010, a 4.1% decrease.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended June 30, 2011 and 2010, respectively (dollars in thousands):

Three Months Ended June 30, 2011	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$698	$--	$--	$698
Property rental income	437	3,621	1,777	5,835
Total revenues	1,135	3,621	1,777	6,533

Live theater costs	453	--	--	453
Property rental cost	88	1,563	417	2,068
Total operating expense	541	1,563	417	2,521

Depreciation and amortization	82	826	377	1,285
General & administrative expense	20	171	16	207
Segment operating income	$492	$1,061	$967	$2,520

Three Months Ended June 30, 2010	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$965	$--	$--	$965
Property rental income	438	3,079	1,480	4,997
Total revenues	1,403	3,079	1,480	5,962

Live theater costs	545	--	--	545
Property rental cost	86	1,193	349	1,628
Total operating expense	631	1,193	349	2,173

Depreciation and amortization	79	675	356	1,110
Impairment expense	--	2,239	--	2,239
General & administrative expense	1	456	24	481
Segment operating income	$692	$(1,484)	$751	$(41)

•
Real estate revenue increased for the 2011 Quarter by $571,000 or 9.6% compared to the same period in 2010.  Real estate revenue increased from our Australian and New Zealand properties primarily due to a year over year increase in the value of the Australian and New Zealand dollars compared to the U.S. dollar.  This increase translated to higher Australian and New Zealand revenues for the 2011 Quarter compared to the 2010 Quarter (see below).  U.S. real estate revenue decreased primarily due to a drop in live theater revenue in 2011 compared to the same period in 2010.

•
Operating expense for the real estate segment increased for the 2011 Quarter by $348,000 or 16.0% compared to the same period in 2010.  This increase generally followed the increased revenues noted above.

•
Depreciation and amortization expense for the real estate segment increased by $175,000 or 15.8% for the 2011 Quarter compared to the same period in 2010 primarily due to the aforementioned impact of currency exchange rates (see below).

•	We recorded a $2.2 million impairment charge related to our Taringa real estate property during the second quarter of 2010 primarily associated with the write-off of development costs of the project.

•
General and administrative costs decreased for the 2011 Quarter by $274,000 or 57.0% compared to the same period in 2010 primarily due to 2010 litigation costs with the Mackie case in Australia not repeated in 2011.

•
For our statement of operations, the Australian and New Zealand quarterly average exchange rates increased by 20.2% and 14.2%, respectively, since the 2010 Quarter, which had an impact on the individual components of our income statement.

•
As a result of the above, real estate segment income increased for the 2011 Quarter by $2.6 million compared to the same period in 2010 primarily related to the above mentioned impairment charge for our Taringa property in 2010.

The following tables detail our real estate segment operating results for the six months ended June 30, 2011 and 2010, respectively (dollars in thousands):

Six Months Ended June 30, 2011	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,551	$--	$--	$1,551
Property rental income	908	6,940	3,450	11,298
Total revenues	2,459	6,940	3,450	12,849

Live theater costs	953	--	--	953
Property rental cost	230	2,915	777	3,922
Total operating expense	1,183	2,915	777	4,875

Depreciation and amortization	163	1,609	735	2,507
General & administrative expense	29	328	37	394
Segment operating income	$1,084	$2,088	$1,901	$5,073

Six Months Ended June 30, 2010	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$1,475	$--	$--	$1,475
Property rental income	874	6,190	3,014	10,078
Total revenues	2,349	6,190	3,014	11,553

Live theater costs	1,003	--	--	1,003
Property rental cost	240	2,409	724	3,373
Total operating expense	1,243	2,409	724	4,376

Depreciation and amortization	159	1,364	731	2,254
Loss on transfer of real estate held for sale to continuing operations	--	2,239	--	2,239
General & administrative expense	1	682	23	706
Segment operating income (loss)	$946	$(504)	$1,536	$1,978

•
Real estate revenue increased for the 2011 Six Months by $1.3 million or 11.2% compared to the same period in 2010.  Real estate revenue increased from our Australian and New Zealand properties primarily due to a year over year increase in the value of the Australian and New Zealand dollars compared to the U.S. dollar.  This increase translated to higher Australian and New Zealand revenues for the 2011 Six Months compared to the 2010 Six Months (see below).  Additionally, U.S. real estate revenue increased primarily due to improved live theater revenue in 2011 compared to the same period in 2010.

•
Operating expense for the real estate segment increased for the 2011 Six Months by $499,000 or 11.4% compared to the same period in 2010.  This increase generally followed the increased revenues noted above.

•
Depreciation and amortization expense for the real estate segment increased by $253,000 or 11.2% for the 2011 Six Months compared to the same period in 2010 primarily due to the aforementioned impact of currency exchange rates (see below).

•	We recorded a $2.2 million impairment charge related to our Taringa real estate property during the second quarter of 2010 primarily associated with the write-off of development costs of the project.

•
General and administrative costs decreased for the 2011 Six Months by $312,000 or 44.2% compared to the same period in 2010 primarily due to 2010 litigation costs with the Mackie case in Australia not repeated in 2011.

•
For our statement of operations, the Australian and New Zealand six month average exchange rates increased by 15.7% and 10.4%, respectively, since the 2010 Six Months, which had an impact on the individual components of our income statement.

•
As a result of the above, real estate segment income increased for the 2011 Six Months by $3.1 million compared to the same period in 2010 primarily related to the above mentioned impairment charge for our Taringa property in 2010.

Corporate

Quarterly Results

General and administrative expense increased by $379,000 in the 2011 Quarter compared to the 2010 Quarter, primarily related to additional labor costs associated with our transfer of our accounting functions from the U.S. and Australia to New Zealand; offset by, a decrease in legal and consulting fees primarily associated with our federal tax litigation, which was settled during July 2010.

Net interest expense increased by $1.3 million for the 2011 Quarter compared to the 2010 Quarter.  The increase in interest expense during the 2011 Quarter was primarily related to an increase in interest expense from the change in fair value of our interest rate swaps in 2011 than that of the same period in 2010.

For the 2011 Quarter, we recorded an other income of $91,000 compared to an other expense of $129,000 for the 2010 Quarter.  The 2011 Quarter other income was primarily related to a gain on the sale of marketable securities and a change in certain long term liabilities and in the 2010 Quarter, the $129,000 other loss included offsetting settlements related to our Burstone litigation and the 2008 sale of our interest in the Botany Downs cinema.

During the 2011 Quarter, we recorded a $68,000 loss on sale of assets primarily related to the disposal of certain obsolete assets.  During the 2010 Quarter, we recorded a $351,000 gain on sale of assets primarily related to a deferred gain on sale of a property.

For the 2011 Quarter, we recorded a gain on the sale of a discontinued operation for our Elsternwick Cinema of $1.7 million that is included in our income from discontinued operations.

For the 2011 Quarter, we recorded an income tax benefit of $13.8 million primarily associated with a one-time tax provision adjustment of $14.4 million.  For the 2010 Quarter, we recorded an income tax expense of $12.2 million primarily relating to additional tax accrual associated with our potential tax exposures related to our tax litigation settlement.  For more information regarding these tax provision and accrual adjustments see Note 10 – Income Tax.

Six Months Results

General and administrative expense increased by $428,000 in the 2011 Six Months compared to the 2010 Six Months, primarily related to additional labor costs associated with our transfer of our accounting functions from the U.S. and Australia to New Zealand; offset by, a decrease in legal and consulting fees primarily associated with our federal tax litigation, which was settled during July 2010.

Net interest expense increased by $2.2 million for the 2011 Six Months compared to the 2010 Six Months.  The increase in interest expense during the 2011 Six Months was primarily related to an increase in interest expense from the change in fair value of our interest rate swaps in 2011 than that of the same period in 2010.

For the 2011 Six Months, we recorded an other income of $75,000 compared to an other expense of $713,000 for the 2010 Six Months.  The 2011 Six Months other expense was primarily related to a gain on the sale of marketable securities and a change in certain long term liabilities and the 2010 Six Months other expense of $713,000 included offsetting settlements related to our Burstone litigation and the 2008 sale of our interest in the Botany Downs cinema and a $605,000 loss associated our Mackie litigation.

During the 2011 Six Months, we recorded a $68,000 loss on sale of assets primarily related to the disposal of certain obsolete assets.  During the 2010 Six Months, we recorded a $351,000 gain on sale of assets primarily related to a deferred gain on sale of a property.

For the 2011 Six Months, we recorded a gain on the sale of a discontinued operation for our Elsternwick Cinema of $1.7 million that is included in our income from discontinued operations.

For the 2011 Six Months, we recorded an income tax benefit of $13.1 million primarily associated with a one-time tax provision adjustment of $14.4 million.  For the 2010 Six Months, we recorded an income tax expense of $12.8 million primarily relating to additional tax accrual associated with our potential tax exposures related to our tax litigation settlement.  For more information regarding these tax provision and accrual adjustments see Note 10 – Income Tax.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

During 2011, we recorded a net income attributable to Reading International, Inc. common shareholders of $17.4 million for the 2011 Quarter compared to a net loss of $13.7 million for the 2010 Quarter and a net income of $15.0 million for the 2011 Six Months compared to a net loss of $13.4 million for the 2010 Six Months.  The change from a net loss to a net income from 2010 to 2011 was primarily a one-time tax provision adjustment of $14.4 million in 2011 and a one-time income tax accrual of $12.0 million for our federal tax case settlement and a property impairment charge of $2.2 million in 2010.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at June 30, 2011 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Debt	$6,079	$51,951	$22,656	$91,112	$20,842	$--	$192,640
Notes payable to related parties	--	--	9,000	--	--	--	9,000
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Pension liability	4	18	28	37	48	4,461	4,596
Lease obligations	17,085	24,669	23,001	20,590	19,575	80,800	185,720
Estimated interest on debt	8,217	13,383	10,867	5,869	2,042	13,219	53,597
Total	$31,385	$90,021	$65,552	$117,608	$42,507	$126,393	$473,466

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25, Income Taxes – Uncertain Tax Positions on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million decreasing to $2.1 million as of June 30, 2011.  While no assurances can be given, we plan to negotiate an orderly payment of the IRS assessment over a reasonable period.  Thus, we expect a partial payment related to these obligations to occur within the next twelve months, though the amount of this payment is uncertain.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $704,000 and $653,000 as of June 30, 2011 and December 31, 2010.  Our share of unconsolidated debt, based on our ownership percentage, was $234,000 and $218,000 as of June 30, 2011 and December 31, 2010.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

Cash Liquidity

Of the $38.2 million cash on hand at June 30, 2011, $24.3 million was in Australia, $12.1 million was in the U.S., and $1.8 million was in New Zealand.  Of the $24.3 million in Australia, pursuant to our new NAB credit agreement, we are only able to transfer $4.3 million (AUS$4.0 million) per year outside of Australia.  Of the $12.1 million in the U.S., $4.7 million is included in our Consolidated Entertainment subsidiary and is subject to certain debt covenants with GE Capital that limit the use of this cash outside of the subsidiary.  Therefore, Reading has approximately $13.5 million of cash worldwide that is not restricted by covenants.

Long-Term Debt

Australian Credit Facility

On June 24, 2011, we replaced our Australian Corporate Credit Facility of $115.8 million (AUS$110.0 million) with BOS International with a new credit facility from National Australia Bank of $110.5 million (AUS$105.0 million) (see Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities)).

New Zealand Credit Facility

The term of our New Zealand Credit Facility with Westpac matures on March 31, 2012.  Accordingly, the June 30, 2011 outstanding balance of this debt of $23.2 million (NZ$28.0 million) is classified as current on our balance sheet.  We are continuing discussions with our current lender as to the renewal of this facility.

Operating Activities

Cash provided by operations was $10.1 million in the 2011 Six Months compared to $10.7 million in the 2010 Six Months.  The decrease in cash provided by operations of $592,000 was due primarily to a $57,000 change in operating assets and liabilities (excluding $12.8 million accrual for our tax litigation settlement) and $535,000 decrease of operational cash flows.

Investing Activities

Cash provided by investing activities for the 2011 Six Months was $387,000 compared to cash used in investing activities of $8.7 million from the same period in 2010, a change of $9.0 million.  The $387,000 of cash provided by investing activities for the 2011 Six Months was primarily related to:

•	$3.2 million in property enhancements to our existing properties;

•
$5.0 million for the purchase of notes receivable including $2.8 million for the purchase of mortgage notes receivable and $2.3 million for the note receivable securitized by certain cinema leases; and

•	$136,000 of a change in restricted cash;

offset by

•	$123,000 of proceeds from the sale of marketable securities;

•	$6.8 million of proceeds from the pay off of a long-term other receivable;

•	$1.9 million of net proceeds from the sale of our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia.

The $8.7 million cash used for the 2010 Six Months was primarily related to:

•	$4.4 million in property enhancements to our existing properties;

•	$2.9 million to purchase a property adjacent to our Manukau property;

•	$1.5 million of change in restricted cash; and

•	$223,000 of an acquisition deposit

offset by

•	$259,000 in return of investment of unconsolidated entities.

Financing Activities

Cash used in financing activities for the 2011 Six Months was $8.5 million compared to $1.1 million of cash provided by financing activities for the same period in 2010 resulting in a change of $9.6 million.  The $8.5 million in cash used in financing activities during the 2011 Six Months was primarily related to:

•
$104.6 million of new borrowing including $104.2 million of loan proceeds from our new NAB loan net of $684,000 of capitalized borrowing costs and $1.1 million of borrowing from our New Zealand credit facility;

offset by

•
$112.4 million of loan repayments including the $105.8 million payoff of our Australian BOSI loan,  $4.3 million in loan repayment on our GE Capital Loan, and $2.0 million pay down of our Nationwide Notes;

•	$111,000 of repurchase of Class A Nonvoting Common Stock; and

•	$554,000 in noncontrolling interests’ distributions.

The $1.1 million in cash provided by financing activities during the 2010 Six Months was primarily related to:

•	$8.0 million of borrowing on our New Zealand credit facility;

•	$7.5 million of borrowing proceeds from our new Union Square Theater Term Loan; and

•	$248,000 of proceeds from the exercise of employee stock options;

offset by

•	$13.8 million of loan repayments including $6.9 million for the pay off of our Union Square Term Loan, $5.0 million for the pay off of our SHC Loan, and $1.7 million pay down of our GE Capital Loan;

•	$251,000 of repurchase of Class A Nonvoting Common Stock; and

•	$751,000 in noncontrolling interest distributions.

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

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in an increase in interest expense of $1.5 million and $1.7 million during the three and six months ended June 30, 2011, respectively, and a $342,000 and $119,000 increase in interest expense during the three and six months ended June 30, 2010, respectively.  At June 30, 2011, we recorded the fair market value of an interest rate swap of $1.4 million as an other long-term liability.  At December 31, 2010, we recorded the fair market value of an interest rate swap and a cap of $446,000 as other long-term assets and an interest rate swap of $181,000 as an other long-term liability.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

Where we are the plaintiffs, we expense all legal fees on an on-going basis and make no provision for any potential settlement amounts until received.  In Australia, the prevailing party is entitled to recover its attorneys’ fees, which typically works out to be approximately 60% of the amounts actually spent where first class legal counsel is engaged at customary rates.  Where we are a plaintiff, we have likewise made no provision for the liability for the defendant’s attorneys' fees in the event we are determined not to be the prevailing party.

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

U.S. Federal Tax Settlement

As indicated in our 2010 Annual Report, our subsidiary, Craig Corporation (“Craig”), and the Internal Revenue Service (the “IRS”) in July 2010, settled the proposed assessment by the IRS against Craig for the 1996 tax year.  The original assessment of $20.1 million plus interest was settled for $5.4 million plus interest, as reflected in the final judgment of the Tax Court dated January 6, 2011.  We anticipate federal and state tax deductions will be available for interest paid to the IRS and to state tax agencies, and that a federal deduction will be available for taxes paid to state tax agencies.  While no assurances can be given, we plan to negotiate an orderly payment of this amount over a reasonable period.

The impact of the settlement upon our liability for state taxes remains uncertain but if the adjustment to income agreed with the IRS were reflected on state returns, it would cause a state tax obligation of approximately $1.4 million plus interest and penalty.  As of June 30, 2011, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed if a deficiency were to be asserted.

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

At June 30, 2011, approximately 59% and 17% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $26.1 million in cash and cash equivalents.  At December 31, 2010, approximately 55% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $18.1 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was an increase of $8.8 million and $11.4 million for the three and six months ended June 30, 2011, respectively.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 53% and 52% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $14.3 million and $4.0 million, respectively, and the change in our quarterly net income would be $1.8 million and $88,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of June 30, 2011 and December 31, 2010, we have recorded a cumulative unrealized foreign currency translation gain of approximately $70.5 million and $59.1 million, respectively.

Historically, we maintain most of our cash and cash equivalent balances in short-term money market instruments with original maturities of three months or less.  Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on our financial condition.

While we have typically used fixed rate financing (secured by first mortgages) in the U.S., fixed rate financing is typically not available to corporate borrowers in Australia and New Zealand.  The majority of our Australian and New Zealand bank loans have variable rates.  The Australian facility provides for floating interest rates, but requires that not less than a certain percentage of the loan be swapped into fixed rate obligations (see Financial Risk Management above).  If we consider the interest rate swaps, a 1% increase or decrease in short-term interest rates would have resulted in approximately $70,000 increase or decrease in our 2011 Quarter’s Australian and New Zealand interest expense.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

READING INTERNATIONAL, INC.

Date:	August 5, 2011	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	August 5, 2011	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer