Form 10-Q/A
period 2011-06-30
READING INTERNATIONAL INC
filed 2011-08-09
CIK 716634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Reading International, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Original Form 10-Q”) solely in order to file the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K, which are being filed within 30 days of the filing of the Original Form 10-Q as permitted by Section II(B)(4) of Securities and Exchange Commission Release No. 34-59324 effective April 13, 2009.  No other part of the Original Form 10-Q is being amended hereby.

PART II – Other Information

Item 6 - Exhibits

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*             Previously filed
**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READING INTERNATIONAL, INC.

Date:	August 9, 2011	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	August 9, 2011	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer