Form 10-Q
period 2011-09-30
READING INTERNATIONAL INC
filed 2011-11-03
CIK 716634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 3, 2011, there were 21,411,348 shares of Class A Nonvoting Common Stock, $0.01 par value per share and 1,495,490 shares of Class B Voting Common Stock, $0.01 par value per share outstanding.

READING INTERNATIONAL, INC.  AND SUBSIDIARIES

PART I – Financial Information
Item 1 – Financial Statements
Reading International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands except par value amounts)
	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$26,757	$34,568
Receivables	4,664	5,470
Inventory	805	989
Investment in marketable securities	2,731	2,985
Restricted cash	2,253	2,159
Deferred tax asset, net	770	--
Prepaid and other current assets	3,868	3,536
Assets held for sale	4,155	55,210
Total current assets	46,003	104,917

Property held for and under development	85,791	35,702
Property & equipment, net	212,985	220,250
Investment in unconsolidated joint ventures and entities	10,642	10,415
Investment in Reading International Trust I	838	838
Goodwill	21,342	21,535
Intangible assets, net	18,329	20,156
Deferred tax asset, net	12,996	--
Other assets	9,557	16,536
Total assets	$418,483	$430,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$14,559	$15,930
Film rent payable	4,390	5,757
Notes payable – current portion	49,114	108,124
Taxes payable	25,778	23,872
Deferred current revenue	7,637	8,727
Other current liabilities	135	141
Total current liabilities	101,613	162,551
Notes payable – long-term portion	120,737	83,784
Notes payable to related party – long-term	9,000	9,000
Subordinated debt	27,913	27,913
Noncurrent tax liabilities	2,267	2,267
Other liabilities	36,057	32,195
Total liabilities	297,587	317,710
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A non-voting common stock, par value $0.01, 100,000,000 shares authorized, 31,675,518 issued and 21,411,348 outstanding at September 30, 2011 and 31,500,693 issued and 21,308,823 outstanding at December 31, 2010	218	216
Class B voting common stock, par value $0.01, 20,000,000 shares authorized and 1,495,490 issued and outstanding at September 30, 2011 and at December 31, 2010	15	15
Nonvoting preferred stock, par value $0.01, 12,000 shares authorized and no issued or outstanding shares at September 30, 2011 and at December 31, 2010	--	--
Additional paid-in capital	134,376	134,236
Accumulated deficit	(61,045)	(76,035)
Treasury shares	(4,093)	(3,765)
Accumulated other comprehensive income	50,550	57,120
Total Reading International, Inc. stockholders’ equity	120,021	111,787
Noncontrolling interests	875	852
Total stockholders’ equity	120,896	112,639
Total liabilities and stockholders’ equity	$418,483	$430,349

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenue
Cinema	$61,867	$55,303	$173,577	$161,582
Real estate	4,817	5,286	14,332	14,027
Total operating revenue	66,684	60,589	187,909	175,609
Operating expense
Cinema	48,643	44,811	138,352	129,973
Real estate	2,496	2,142	7,371	6,519
Depreciation and amortization	4,297	3,874	12,718	11,626
Impairment expense	--	--	--	2,239
General and administrative	4,173	4,198	13,163	13,020
Total operating expense	59,609	55,025	171,604	163,377

Operating income	7,075	5,564	16,305	12,232

Interest income	466	340	1,307	986
Interest expense	(7,746)	(3,955)	(17,923)	(11,765)
Net gain (loss) on sale of assets	1	--	(66)	350
Other income (expense)	6	20	79	(690)
Income (loss) before income tax benefit (expense), equity earnings of unconsolidated joint ventures and entities, and discontinued operations	(198)	1,969	(298)	1,113
Income tax benefit (expense)	39	(885)	13,177	(13,669)
Income (loss) before equity earnings of unconsolidated joint ventures and entities, and discontinued operations	(159)	1,084	12,879	(12,556)
Equity earnings of unconsolidated joint ventures and entities	454	293	1,087	910
Income (loss) before discontinued operations	295	1,377	13,966	(11,646)
Income (loss) from discontinued operations, net of tax	(5)	1	35	31
Gain on sale of discontinued operation	--	--	1,656	--
Net income (loss)	$290	$1,378	$15,657	$(11,615)
Net income attributable to noncontrolling interests	(253)	(136)	(667)	(505)
Net income (loss) attributable to Reading International, Inc. common shareholders	$37	$1,242	$14,990	$(12,120)
Earnings (loss) per common share attributable to Reading International, Inc. common shareholders – basic and diluted:
Earnings (loss) from continuing operations	$--	$0.05	$0.58	$(0.53)
Earnings from discontinued operations, net	--	--	0.07	--
Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common shareholders	$--	$0.05	$0.65	$(0.53)
Weighted average number of shares outstanding – basic	22,782,534	22,804,313	22,759,488	22,772,166
Weighted average number of shares outstanding – diluted	22,979,952	22,850,811	22,956,906	22,772,166

See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)
	Nine Months Ended
	September 30,
	2011	2010
Operating Activities
Net income (loss)	$15,657	$(11,615)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss recognized on foreign currency transactions	14	(12)
Equity earnings of unconsolidated joint ventures and entities	(1,087)	(910)
Distributions of earnings from unconsolidated joint ventures and entities	598	910
Loss provision on impairment of asset	--	2,239
Gain on sale of assets	(1,590)	(350)
Change in valuation allowance on net deferred tax assets	(15,127)	--
Gain on sale of marketable securities	(8)	--
Depreciation and amortization	12,718	11,642
Amortization of prior service costs	246	228
Amortization of above and below market leases	302	682
Amortization of deferred financing costs	1,001	982
Amortization of straight-line rent	689	(279)
Stock-based compensation expense	142	44
Changes in operating assets and liabilities:
Decrease in receivables	753	3,890
Decrease in prepaid and other assets	142	31
Decrease in accounts payable and accrued expenses	(1,171)	(832)
Decrease in film rent payable	(1,323)	(2,500)
Increase taxes payable	1,911	12,813
Increase (decrease) in deferred revenues and other liabilities	3,214	(1,482)
Net cash provided by operating activities	17,081	15,481
Investing activities
Acquisitions	(3,917)	(5,359)
Purchases of and additions to property and equipment	(4,761)	(9,057)
Change in restricted cash	(119)	(1,573)
Purchase of notes receivable	(2,784)	--
Purchase of marketable securities	--	(62)
Sale of marketable securities	124	30
Distributions of investment in unconsolidated joint ventures and entities	--	200
Collection of note receivable	6,750	--
Cinema sale proceeds from noncontrolling shareholder	1,867	--
Net cash used in investing activities	(2,840)	(15,821)
Financing activities
Repayment of long-term borrowings	(124,859)	(15,370)
Proceeds from borrowings	105,311	15,525
Capitalized borrowing costs	(774)	(265)
Repurchase of Class A Nonvoting Common Stock	(328)	(251)
Proceeds from the exercise of stock options	--	253
Noncontrolling interest contributions	163	200
Noncontrolling interest distributions	(655)	(1,028)
Net cash used in financing activities	(21,142)	(936)
Effect of exchange rate changes on cash and cash equivalents	(910)	1,388

Increase (decrease) in cash and cash equivalents	(7,811)	112
Cash and cash equivalents at beginning of period	34,568	24,612

Cash and cash equivalents at end of period	$26,757	$24,724

Supplemental Disclosures
Cash paid during the period for:
Interest on borrowings	$12,907	$10,712
Income taxes	$1,881	$594
Non-cash transactions
Foreclosure of a mortgage note to obtain title of the underlying property	$1,125	$--
Reduction in note payable associated with acquisition purchase price adjustment	$--	$4,381
Deemed distribution	$--	$877
Capital lease asset addition	$--	$4,697
Capital lease obligation	$--	$5,573
See accompanying notes to unaudited condensed consolidated financial statements.

Reading International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2011

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) for interim reporting.  As such, certain information and disclosures typically required by US GAAP for complete financial statements have been condensed or omitted.  The financial information presented in this quarterly report on Form 10-Q for the period ended September 30, 2011 (the “September Report”) should be read in conjunction with our 2010 Annual Report which contains the latest audited financial statements and related notes.  The periods presented in this document are the three (“2011 Quarter”) and nine (“2011 Nine Months”) months ended September 30, 2011 and the three (“2010 Quarter”) and nine (“2010 Nine Months”) months ended September 30, 2010.

In the opinion of management, all adjustments of a normal recurring nature considered necessary to present fairly in all material respects our financial position, results of our operations, and cash flows as of and for the three and nine months ended September 30, 2011 and 2010 have been made.  The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results of operations to be expected for the entire year.

Marketable Securities

We had investments in marketable securities of $2.7 million and $3.0 million at September 30, 2011 and December 31, 2010, respectively.  We account for these investments as available for sale investments.  We assess our investment in marketable securities for other-than-temporary impairments in accordance with Accounting Standards Codification (“ASC”) 320-10 for each applicable reporting period.  These investments have a cumulative unrealized gain (loss) of $5,000 and $(43,000) included in accumulated other comprehensive income at September 30, 2011 and December 31, 2010, respectively.  For the three months and nine months ended September 30, 2011, our net unrealized loss on marketable securities was $138,000 and $30,000, respectively.  For the three and nine months ended September 30, 2010, our net unrealized loss on marketable securities was $263,000 and $520,000, respectively.  During the three months and nine months ended September 30, 2011, we sold $21,000 and $126,000, respectively, of our marketable securities with a realized gain of $11,000 and $2,000, respectively.

Refinanced Long-Term Debt

           On June 24, 2011, we replaced our Australian Corporate Credit Facility with BOS International (“BOSI”) of $115.8 million (AUS$110.0 million) with the proceeds from a new credit facility from National Australia Bank (“NAB”) of $110.5 million (AUS$105.0 million).  See Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities).

Plans to Refinance Credit Facility

The term of our New Zealand Credit Facility with Westpac matures on March 31, 2012.  Accordingly, the September 30, 2011 outstanding balance of this debt of $21.5 million (NZ$28.0 million) is classified as current on our balance sheet.  We are currently in discussions with our lender as to the renewal of this facility.

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

FASB Accounting Standards Update (“ASU”) 2010-06 – Fair Value Measurements

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

New Accounting Pronouncements

FASB ASU No. 2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income

ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity.  Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented.  This amendment is effective for our Company in 2012 and will be applied retrospectively.  This amendment will change the manner in which the Company presents comprehensive income but will not change any of the balances or activity.

FASB ASU No. 2011-08 - Intangibles—Goodwill and Other

ASU No. 2011-08 relates to a change in the annual test of goodwill for impairment.  The statement permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  This amendment will change the manner in which the Company performs its goodwill impairment test.

Note 2 – Equity and Stock-Based Compensation

Stock-Based Compensation

During the nine months ended September 30, 2011 and 2010, we issued 174,825 and 148,616, respectively, of Class A Nonvoting shares to certain executive employees associated with the vesting of their prior years’ stock grants.  During the three and nine months ended September 30, 2011 and 2010, we accrued $188,000 and $563,000, respectively, in compensation expense associated with the vesting of executive employee stock grants.

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

When the Company’s tax deduction from an option exercise exceeds the compensation cost resulting from the option, a tax benefit is created.  FASB ASC 718-20 relating to Stock-Based Compensation (“FASB ASC 718-20”), requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three and nine months ended September 30, 2011 and 2010, there was no impact to the unaudited condensed consolidated statement of cash flows because there were no recognized tax benefits from stock option exercises during these periods.

FASB ASC 718-20 requires companies to estimate forfeitures.  Based on our historical experience and the relative market price to strike price of the options, we do not currently estimate any forfeitures of vested or unvested options.

In accordance with FASB ASC 718-20, we estimate the fair value of our options using the Black-Scholes option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected stock price volatility, and the expected life of the options.  We exclude the dividend yield from the calculation, as we intend to retain all earnings.  We expense the estimated grant date fair values of options issued on a straight-line basis over the vesting period.

For the 157,700 options granted during 2010, we estimated the fair value of these options at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2010
Stock option exercise price	$5.07
Risk-free interest rate	2.736%
Expected dividend yield	--
Expected option yield	7.23 yrs
Expected volatility	33.01%
Weighted average fair value	$1.88

We did not grant any options during the nine months ended September 30, 2011.

Based on prior years’ assumptions, and, in accordance with the FASB ASC 718-20, we recorded compensation expense for the total estimated grant date fair value of stock options that vested of $47,000 and $142,000 for the three and nine months ended September 30, 2011, respectively, and $23,000 and $44,000 for the three and nine months ended September 30, 2010, respectively.  At September 30, 2011, the total unrecognized estimated compensation cost related to non-vested stock options granted was $156,000, which we expect to recognize over a weighted average vesting period of 0.95 years.  90,000 options were exercised during the nine months ended September 30, 2010 having a realized value of $138,000 for which we received $253,000 of cash.  There were no options exercised during the nine months ended September 30, 2011.  The grant date fair value of options vesting during the three and nine months ended September 30, 2011 was $47,000 and $142,000, respectively, and $23,000 and $44,000 for the three and nine months ended September 30, 2010, respectively.  The intrinsic, unrealized value of all options outstanding, vested and expected to vest, at September 30, 2011 was $273,000 of which 91.3% are currently exercisable.

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

We had the following stock options outstanding and exercisable as of September 30, 2011 and December 31, 2010:

	Common Stock Options Outstanding		Weighted Average Exercise Price of Options Outstanding		Common Stock Exercisable Options		Weighted Average Price of Exercisable Options
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding- January 1, 2010	589,750	150,000	$5.51	$10.24	534,750	150,000	$5.62	$10.24
Granted	122,600	35,100	$4.23	$8.47
Exercised	(90,000)	--	$2.76	$--
Outstanding- December 31, 2010	622,350	185,100	$5.65	$9.90	449,750	150,000	$6.22	$10.24
No activity	--	--	$--	$--
Outstanding-September 30, 2011	622,350	185,100	$5.65	$9.90	561,933	150,000	$5.68	$11.23

The weighted average remaining contractual life of all options outstanding, vested, and expected to vest at September 30, 2011 and December 31, 2010 was approximately 4.38 and 5.13 years, respectively.  The weighted average remaining contractual life of the exercisable options outstanding at September 30, 2011 and December 31, 2010 was approximately 4.11 and 4.38 years, respectively.

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

The tables below summarize the results of operations for each of our principal business segments for the three and nine months ended September 30, 2011 and 2010, respectively.  Operating expense includes costs associated with the day-to-day operations of the cinemas and the management of rental properties including our live theater assets (dollars in thousands):

Three months ended September 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$61,867	$6,484	$(1,667)	$66,684
Operating expense	50,310	2,496	(1,667)	51,139
Depreciation & amortization	2,966	1,126	--	4,092
General & administrative expense	649	130	--	779
Segment operating income	$7,942	$2,732	$--	$10,674
Three months ended September 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$55,303	$6,695	$(1,409)	$60,589
Operating expense	46,220	2,142	(1,409)	46,953
Depreciation & amortization	2,526	1,136	--	3,662
General & administrative expense	669	216	--	885
Segment operating income	$5,888	$3,201	$--	$9,089

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2011 Quarter	2010 Quarter
Total segment operating income	$10,674	$9,089
Non-segment:
Depreciation and amortization expense	205	212
General and administrative expense	3,394	3,313
Operating income	7,075	5,564
Interest expense, net	(7,280)	(3,615)
Other income	6	20
Net gain on sale of assets	1	--
Income tax expense	39	(885)
Equity earnings of unconsolidated joint ventures and entities	454	293
Loss from discontinued operations	(5)	1
Net income	290	1,378
Net income attributable to the noncontrolling interest	(253)	(136)
Net income attributable to Reading International, Inc. common shareholders	$37	$1,242

Nine months ended September 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$173,577	$19,332	$(5,000)	$187,909
Operating expense	143,352	7,371	(5,000)	145,723
Depreciation & amortization	8,869	3,633	--	12,502
General & administrative expense	1,930	524	--	2,454
Segment operating income	$19,426	$7,804	$--	$27,230

Nine months ended September 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$161,582	$18,247	$(4,220)	$175,609
Operating expense	134,193	6,519	(4,220)	136,492
Depreciation & amortization	7,635	3,390	--	11,025
Impairment expense	--	2,239	--	2,239
General & administrative expense	1,896	922	--	2,818
Segment operating income	$17,858	$5,177	$--	$23,035

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2011 Nine Months	2010 Nine Months
Total segment operating income	$27,230	$23,035
Non-segment:
Depreciation and amortization expense	216	601
General and administrative expense	10,709	10,202
Operating income	16,305	12,232
Interest expense, net	(16,616)	(10,779)
Other income (expense)	79	(690)
Net gain (loss) on sale of assets	(66)	350
Income tax benefit (expense)	13,177	(13,669)
Equity earnings of unconsolidated joint ventures and entities	1,087	910
Income from discontinued operations	35	31
Gain on sale of discontinued operation	1,656	--
Net income (loss)	15,657	(11,615)
Net income attributable to the noncontrolling interest	(667)	(505)
Net income (loss) attributable to Reading International, Inc. common shareholders	$14,990	$(12,120)

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

Presented in the table below are the currency exchange rates for Australia and New Zealand as of September 30, 2011 and December 31, 2010:

	US Dollar
	September 30, 2011	December 31, 2010
Australian Dollar	$0.9744	$1.0122
New Zealand Dollar	$0.7675	$0.7687

Note 5 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to Reading International, Inc. common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing the net income (loss) attributable to Reading International, Inc. common shareholders by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued.  Stock options and non-vested stock awards give rise to potentially dilutive common shares.  In accordance with FASB ASC 260-10 - Earnings Per Share, these shares are included in the diluted earnings per share calculation under the treasury stock method.  As noted in the table below, due to the small difference between the basic and diluted weighted average common shares, the basic and the diluted earnings (loss) per share are the same for each of the periods presented.  The following is a calculation of earnings (loss) per share (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income (loss) from continuing operations	$42	$1,241	$13,299	$(12,151)
Income (loss) from discontinued operations	(5)	1	1,691	31
Net income (loss) attributable to Reading International, Inc. common shareholders	$37	$1,242	$14,990	$(12,120)

Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common share holders:
Earnings (loss) from continuing operations	$--	$0.05	$0.58	$(0.53)
Earnings from discontinued operations	--	--	0.07	--
Basic and diluted earnings (loss) per share attributable to Reading International, Inc. common share holders:	$--	$0.05	$0.65	$(0.53)
Weighted average common stock – basic	22,782,534	22,804,313	22,759,488	22,772,166
Weighted average common stock – dilutive	22,979,952	22,850,811	22,956,906	22,772,166

For the three and nine months ended September 30, 2011, the weighted average common stock – diluted included 197,418 of stock compensation and in-the-money incremental stock options.  For the three months ended September 30, 2010, the weighted average common stock – diluted included 46,498 of in-the-money incremental stock options.  For the nine months ended September 30, 2010, we recorded losses from continuing operations; therefore, we excluded 46,498 of in-the-money incremental stock options from the computation of diluted loss per share because they were anti-dilutive in that period.  In addition, 726,975 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2011, and 760,952 of out-of-the-money stock options were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2010.

Note 6 – Acquisitions, Property Sold, Property Held for Sale, Property Held For and Under Development, and Property and Equipment

Acquisition

On August 25, 2011, we purchased a 17-screen multiplex in Murrieta, California (the “CalOaks Cinema”) for $4.3 million made up of $3.9 million of cash and a $250,000 holdback note for certain offset charges to the purchase price (see Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities).  Pursuant to ASC 805-10-25, we are in the process of finalizing the purchase accounting for this acquisition.

On May 15, 2011, in conjunction with a potential purchase of the CalOaks cinema, we lent $2.3 million to the owner of the CalOaks cinema in exchange for a 90-day note receivable.  The note was securitized by three cinemas’ leases and had an annualized interest of 9.9%.  On August 25, 2011, as part of the CalOaks cinema acquisition, the note was paid off.

Disposal

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

Assets Held for Sale

Lake Taupo Motel – Held For Sale

Having obtained a rezoning of the property for multifamily residential use and completed the renovation of the existing motel into condominium units, we listed this property for sale in the fourth quarter of 2010.  The condensed statement of operations of Lake Taupo is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenue	$78	$49	$268	$209
Total expenses	82	48	233	179

Taringa

While an anticipated sale earlier this year failed to mature, we continue to pursue selling this property.  Accordingly, it is held for sale at September 30, 2011.

Property Held For and Under Development

Held For Sale Property Reclassified to Held For Development – Burwood

In May 2010, we announced our intent to sell and began actively marketing our 50.6-acre Burwood development site in suburban Melbourne.  At June 30, 2011, we had not yet achieved that aim.  Pursuant to ASC 360-10-45, as twelve months had passed since this announcement and we lacked a firm commitment from a buyer, we reclassified the current carrying value of this property of $55.9 million (AUS$52.1 million) from assets held for sale to property held for development on our September 30, 2011 condensed consolidated balance sheet.  Nevertheless, discussions with qualified buyers continue, and it remains our plan to monetize at least the residential portions of this property.  Based on recent valuations, we continue to believe that the fair market value of the property less costs to sell is greater than the current carrying value; therefore, no asset impairment loss was recorded at the time of the reclassification.

As of September 30, 2011 and December 31, 2010, we owned property held for and under development summarized as follows (dollars in thousands):

Property Held For and Under Development	September 30, 2011	December 31, 2010
Land	$80,956	$31,689
Construction-in-progress (including capitalized interest)	4,835	4,013
Property Held For and Under Development	$85,791	$35,702

At the beginning of 2010, we curtailed the development activities of our properties under development and are not currently capitalizing interest expense.  As a result, we did not capitalize any interest during the three or nine months ended September 30, 2011 or 2010.

Property and Equipment

As of September 30, 2011 and December 31, 2010, we owned investments in property and equipment as follows (dollars in thousands):

Property and equipment	September 30, 2011	December 31, 2010
Land	$63,925	$64,845
Building and improvements	143,238	142,077
Leasehold interests	37,400	37,262
Construction-in-progress	406	408
Fixtures and equipment	100,342	99,399
Total cost	345,311	343,991
Less: accumulated depreciation	(132,326)	(123,741)
Property and equipment, net	$212,985	$220,250

Depreciation expense for property and equipment was $4.0 million and $3.2 million for the three months ended September 30, 2011 and 2010, respectively, and $11.7 million and $9.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 7 – Investments in Unconsolidated Joint Ventures and Entities

Our investments in unconsolidated joint ventures and entities are accounted for under the equity method of accounting except for Rialto Distribution, which is accounted for as a cost method investment, and, as of September 30, 2011 and December 31, 2010, included the following (dollars in thousands):

	Interest	September 30, 2011	December 31, 2010
Rialto Distribution	33.3%	$--	$--
Rialto Cinemas	50.0%	4,491	4,580
205-209 East 57th Street Associates, LLC	25.0%	33	--
Mt. Gravatt Cinema	33.3%	6,118	5,835
Total investments		$10,642	$10,415

For the three and nine months ended September 30, 2011 and 2010, we recorded our share of equity earnings (loss) from our investments in unconsolidated joint ventures and entities as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rialto Distribution	$234	$53	$346	$89
Rialto Cinemas	(35)	23	(87)	107
205-209 East 57th Street Associates, LLC	--	--	33	--
Mt. Gravatt Cinema	255	217	795	714
Total equity earnings	$454	$293	$1,087	$910

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

Note 8 – Goodwill and Intangible Assets

In accordance with FASB ASC 350-20-35, Goodwill - Subsequent Measurement and Impairment, we perform an annual impairment review in the fourth quarter of our goodwill and other intangible assets on a reporting unit basis, or earlier if changes in circumstances indicate an asset may be impaired.  No such circumstances existed during the 2011 Nine Months.  As of September 30, 2011 and December 31, 2010, we had goodwill consisting of the following (dollars in thousands):

	Cinema	Real Estate	Total
Balance as of December 31, 2010	$16,311	$5,224	$21,535
Foreign currency translation adjustment	(193)	--	(193)
Balance at September 30, 2011	$16,118	$5,224	$21,342

We have intangible assets other than goodwill that are subject to amortization, which we amortize over various periods.  We amortize our beneficial leases over the lease period, the longest of which is 30 years; our trade name using an accelerated amortization method over its estimated useful life of 45 years; and our other intangible assets over 10 years.  For the three months ended September 30, 2011 and 2010, the amortization expense of intangibles totaled $525,000 and $692,000, respectively; and for the nine months ended September 30, 2011 and 2010, the amortization expense of intangibles totaled $1.8 million and $1.9 million, respectively.  The accumulated amortization of intangibles includes $808,000 and $794,000 of the amortization of acquired leases which are recorded in operating expense for the nine months ended September 30, 2011 and 2010, respectively.

Intangible assets subject to amortization consist of the following (dollars in thousands):

As of September 30, 2011	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,164	$7,220	$455	$31,839
Less: Accumulated amortization	10,762	2,413	335	13,510
Total, net	$13,402	$4,807	$120	$18,329

As of December 31, 2010	Beneficial Leases	Trade name	Other Intangible Assets	Total
Gross carrying amount	$24,180	$7,220	$456	$31,856
Less: Accumulated amortization	9,435	1,993	272	11,700
Total, net	$14,745	$5,227	$184	$20,156

Note 9 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Prepaid and other current assets
Prepaid expenses	$1,469	$1,145
Prepaid taxes	840	1,044
Deposits	405	151
Other	1,154	1,196
Total prepaid and other current assets	$3,868	$3,536

Other non-current assets
Other non-cinema and non-rental real estate assets	$1,134	$1,134
Long-term deposits	251	294
Deferred financing costs, net	3,622	3,830
Interest rate swap at fair value – non-qualifying hedge	--	446
Other receivable	--	6,750
Tenant inducement asset	1,081	1,327
Straight-line rent asset	2,632	2,627
Mortgage notes receivable	837	--
Other	--	128
Total non-current assets	$9,557	$16,536

Investment in Notes Receivable

Other Receivable

On June 14, 2011, we received $6.8 million with respect to the principal and interest owed on a note previously received in connection with a settlement agreement.  We believe that further amounts are owed under that note, and we have begun litigation to collect such amounts.

Mortgage Notes Receivable

On February 14, 2011, we purchased for $2.8 million mortgage notes secured by certain properties.  These mortgage notes were in default on the date of acquisition and were acquired with the intention of acquiring the underlying properties.  In February 2011 and in September 2011, we foreclosed on two of these properties valued at $859,000 and $1.1 million, respectively, which are now classified as a part of properties held for development.  We are currently pursuing our remedies for the remaining mortgage note, which at September 30, 2011 remained in default.  We anticipate that we will ultimately acquire the remaining property.

Note 10 – Income Tax

The provision for income taxes is different from the amount computed by applying U.S. statutory rates to consolidated losses before taxes.  The significant reason for these differences is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected tax provision (benefit)	$(1)	$259	$635	$186
Increase (reduction) in taxes resulting from:
Change in valuation allowance, other	(881)	(108)	(15,721)	41
Foreign income tax provision	59	204	354	497
Foreign withholding tax provision	112	319	326	586
Tax effect of foreign tax rates on current income	(1)	(151)	(148)	(227)
State and local tax provision	180	129	414	342
Federal tax litigation accrual	493	233	963	12,244
Actual tax provision (benefit)	$(39)	$885	$(13,177)	$13,669

Pursuant to ASC 740-10, a provision should be made for the tax effect of earnings of foreign subsidiaries that are not permanently invested outside the United States.  Our intent is that earnings of our foreign subsidiaries not be permanently invested outside the United States.

The Reading Australia consolidated group of subsidiaries generated earnings in the nine months ending September 30, 2011, but had no cumulative earnings available for distribution.  No current or cumulative earnings were available for distribution in the Reading New Zealand consolidated group of subsidiaries or in the Puerto Rico subsidiary as of September 30, 2011.  We have provided $453,000 in foreign withholding taxes connected with foreign retained earnings.

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

In the period ending June 30, 2011, the Company determined that substantial negative evidence regarding the realizable nature of deferred tax assets continues to exist in the U.S., New Zealand, and Puerto Rico subsidiaries, arising from ongoing pre-tax financial losses.  Accordingly, the Company continues to record a full valuation allowance for net deferred tax assets available in these subsidiaries.  After consideration of a number of factors for the Reading Australia group, including its recent history of pretax financial income, its expected future earnings, the increase in market value of its real estate assets, which would cause taxable gain if sold, and having executed in June 2011 a credit facility of over $100 million to resolve potential liquidity issues, the Company determined that it is more likely than not that deferred tax assets in Reading Australia will be realized.  Accordingly, during the nine months ended September 30, 2011, Reading Australia reversed $13.8 million of the valuation allowance previously recorded against its net deferred tax, which mainly reflects the loss carryforwards available to offset future taxable income in Australia.

We have accrued $28.0 million in income tax liabilities as of September 30, 2011, of which $25.8 million has been classified as income taxes payable and $2.3 million have been classified as non-current tax liabilities.  As part of current tax liabilities, we have accrued $20.3 in connection with the negotiated Tax Court judgment, dated January 6, 2011, implementing our agreement with the IRS as to the final disposition of the 1996 tax litigation matter discussed in Note 13 – Commitments and Contingencies below.  We believe these amounts represent an adequate provision for our income tax exposures, including income tax contingencies related to foreign withholding taxes described in Note 12 – Other Liabilities.

In accordance with FASB ASC 740-10-25 – Income Taxes - Uncertain Tax Positions (“ASC 740-10-25”), we record interest and penalties related to income tax matters as part of income tax expense.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the periods ending September 30, 2011, December 31, 2010, and December 31, 2009 (dollars in thousands):

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Unrecognized tax benefits – gross beginning balance	$8,058	$11,412	$11,271
Gross increases – prior period tax provisions	199	--	92
Gross decreases – prior period tax positions	(6,035)	--	--
Gross increases – current period tax positions	--	405	219
Settlements	--	(3,189)	--
Statute of limitations lapse	--	(570)	(170)
Unrecognized tax benefits – gross ending balance	$2,222	$8,058	$11,412

At December 31, 2010, the total balance of the gross unrecognized tax benefit was $20.6 million (of which approximately $12.6 million represents interest).  Of this $20.6 million, approximately $19.5 million would impact the effective tax rate if recognized.  For the nine months ending September 30, 2011 we recorded a reduction to our gross unrecognized tax benefits of $6.0 million and a decrease to tax interest of $10.5 million, reflecting the negotiated Tax Court judgment referenced above, which is a liability no longer in the nature of a reserve for uncertain positions.  The net tax balance is approximately $2.2 million, of which $1.1 million would impact the effective rate if recognized.

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

Generally, changes to our federal and most state income tax returns for the calendar year 2007 and earlier are barred by statutes of limitations.  Certain domestic subsidiaries filed federal and state tax returns for periods before these entities became consolidated with us.  These subsidiaries were examined by the IRS for the years 1996 to 1999 and significant tax deficiencies were assessed for those years.  Those deficiencies have been settled, as discussed in “Tax Audit/Litigation,” Note 13 – Commitments and Contingencies.  Our income tax returns of Australia filed since inception in 1995 are generally open for examination because of operating losses.  The income tax returns filed in New Zealand and Puerto Rico for calendar year 2006 and afterward generally remain open for examination as of September 30, 2011.

Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities)

Notes payable and subordinated debt (trust preferred securities) are summarized as follows (dollars in thousands):

Name of Note Payable or Security	September 30, 2011 Interest Rate	December 31, 2010 Interest Rate	Maturity Date	September 30, 2011 Balance	December 31, 2010 Balance
BOSI Australian Corporate Credit Facility	--	6.31%	June 30, 2011	$--	$101,726
NAB Australian Corporate Term Loan	7.83%	--	June 30, 2014	85,991	--
NAB Australian Corporate Revolver	7.83%	--	June 30, 2014	--	--
Australian Shopping Center Loans	--	--	2011-2014	487	633
New Zealand Corporate Credit Facility	4.35%	4.75%	March 31, 2012	21,490	20,370
Trust Preferred Securities	9.22%	9.22%	April 30, 2027	27,913	27,913
US Cinemas 1, 2, 3 Term Loan	6.73%	6.73%	July 1, 2012	15,000	15,000
US GE Capital Term Loan	5.50%	5.50%	December 1, 2015	32,188	37,500
US Liberty Theaters Term Loans	6.20%	6.20%	April 1, 2013	6,620	6,727
US Nationwide Loan 1	8.50%	8.50%	February 21, 2013	598	730
US Nationwide Loan 2	--	8.50%	February 21, 2011	--	1,839
US Sanborn Note	7.00%	--	January 31, 2012	250	--
US Sutton Hill Capital Note – Related Party	8.25%	8.25%	December 31, 2013	9,000	9,000
US Union Square Term Loan – Sun Life	5.92%	5.92%	May 1, 2015	7,227	7,383
Total				$206,764	$228,821

NAB Australian Corporate Term Loan

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

The new three-tiered credit facility from NAB (the “NAB Credit Facility”) has a term of three years, due and payable June 30, 2014, and comprises a $87.7 million (AUS$90.0 million) term loan; a $9.7 million (AUS$10.0 million) revolving facility for which we do not have a balance at September 30, 2011; and a $4.9 million (AUS$5.0 million) guarantee facility.  This loan to Reading Entertainment Australia commenced on June 24, 2011 with an interest rate of between 2.90% and 2.15% above the BBSY bid rate.  The collateral pledged as security under the NAB Credit Facility is equivalent to that pledged to secure the expired BOSI Facility.  The NAB Credit Facility requires annual principal payments of between $6.8 million (AUS$7.0 million) and $8.8 million (AUS$9.0 million) which, it is anticipated, will be paid from Reading Entertainment Australia operating cash flows.  The covenants of the NAB Credit Facility include a fixed charge coverage ratio, a debt service cover ratio, an operating leverage ratio, a loan to value ratio, and other financial covenants.  Additionally, the NAB Credit Facility allows us to transfer only $3.9 million (AUS$4.0 million) per year outside of Australia.  On August 2, 2011, we paid down our NAB revolver by $9.7 million (AUS$9.0 million) resulting in a zero balance on that date.

In conjunction with this NAB Credit Facility, we entered into a five-year interest swap agreement which swaps 100% of our $86.0 million (AUS$88.3 million) variable rate term loan (decreasing in line with scheduled principal repayments) based on BBSY, for a 5.50% fixed rate.  For further information regarding our swap agreements, see Note 17 – Derivative Instruments.

US Nationwide Notes 1 & 2

Pursuant to the terms of the notes, on February 21, 2011, we paid off our Nationwide Loan 2 of $1.5 million with its $359,000 of accrued interest and paid off the accrued interest of $134,000 included in the Nationwide Loan 1 balance.

US Sanborn Note

On August 25, 2011, we issued a $250,000 note in partial payment of the purchase price for the CalOaks Cinema in Murrieta, California.  Under the applicable purchase and sale agreement and the terms of the note, our liability under this note is subject to reduction in the event that post-closing adjustments result in a reduction of the purchase price paid for that cinema.  The note carries an interest rate of 7.00% and a maturity date of January 31, 2012 (see Note 6 – Acquisitions, Property Sold, Property Held for Sale, Property Held For and Under Development, and Property and Equipment).

Bank of America Line of Credit

On July 21, 2011, we used $2.5 million of our $3.0 million line of credit with Bank of America for a letter of credit associated with the lease of our under construction new 8-screen Angelika Film Center cinema in the Mosaic District in the Greater Washington D.C. area.

Note 12 – Other Liabilities

Other liabilities are summarized as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Current liabilities
Security deposit payable	$135	$141

Other liabilities
Foreign withholding taxes	$5,944	$5,944
Straight-line rent liability	7,904	7,559
Capital lease liability	5,719	5,637
Environmental reserve	1,656	1,656
Accrued pension	4,695	4,406
Interest rate swap – non-qualifying hedge	4,301	181
Acquired leases	2,901	3,264
Other payable	2,246	2,603
Other	691	945
Other liabilities	$36,057	$32,195

Included in our other liabilities are accrued pension costs of $4.7 million at September 30, 2011.  The benefits of our pension plans are fully vested, and, as such, no service costs were recognized for the three and nine months ended September 30, 2011 and 2010.  Our pension plans are unfunded; therefore, the actuarial assumptions do not include an estimate for expected return on plan assets.  For the three and nine months ended September 30, 2011, we recognized $99,000 and $289,000, respectively, of interest cost and $82,000 and $246,000, respectively, of amortized prior service cost.  For the three and nine months ended September 30, 2010, we recognized $76,000 and $228,000, respectively, of interest cost and $76,000 and $228,000, respectively, of amortized prior service cost.

Note 13 – Commitments and Contingencies

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $652,000 and $653,000 as of September 30, 2011 and December 31, 2010.  Our share of unconsolidated debt, based on our ownership percentage, was $217,000 and $218,000 as of September 30, 2011 and December 31, 2010.  This debt is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

U.S. Federal Tax Settlement

    As indicated in our 2010 Annual Report, our subsidiary, Craig Corporation (“Craig”), and the Internal Revenue Service (the “IRS”) in July 2010, settled the proposed assessment by the IRS against Craig for the 1996 tax year.  The original assessment of $20.1 million plus interest was settled for $5.4 million plus interest, as reflected in the final judgment of the Tax Court dated January 6, 2011.  On October 26, 2011, the IRS and our subsidiary Craig Corporation (“Craig”)  agreed to a payment arrangement that will allow Craig to retire this tax settlement debt in approximately five years though monthly payments of $290,000 (see Note 20 – Subsequent Events).  We anticipate federal and state tax deductions will be available for interest paid to the IRS and to state tax agencies, and that a federal deduction will be available for taxes paid to state tax agencies.

The impact of the settlement upon our liability for state taxes remains uncertain but if the adjustment to income agreed with the IRS were reflected on state returns, it would cause a state tax obligation of approximately $1.4 million plus interest and penalty, if any.  As of September 30, 2011, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed if a deficiency were to be asserted.

Note 14 – Noncontrolling interests

Noncontrolling interests are composed of the following enterprises:

•	50% membership interest in Angelika Film Centers LLC (“AFC LLC”) owned by a subsidiary of iDNA, Inc.;

•	25% noncontrolling interest in Australia Country Cinemas Pty Ltd (“ACC”) owned by Panorama Cinemas for the 21st Century Pty Ltd.; and

•	25% noncontrolling interest in the Sutton Hill Properties, LLC owned by SHC.

The components of noncontrolling interests are as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
AFC LLC	$772	$681
Australia Country Cinemas	297	162
Elsternwick unincorporated joint venture	--	176
Sutton Hill Properties	(194)	(167)
Noncontrolling interests in consolidated subsidiaries	$875	$852

The components of income attributable to noncontrolling interests are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
AFC LLC	$192	$116	$566	$461
Australia Country Cinemas	129	83	265	201
Elsternwick Unincorporated Joint Venture	--	(3)	25	41
Sutton Hill Properties	(68)	(60)	(189)	(198)
Net income attributable to noncontrolling interest	$253	$136	$667	$505

Elsternwick Sale

On April 14, 2011, we sold our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia to our joint venture partner for $1.9 million (AUS$1.8 million) and recognized a gain on sale of a discontinued operation of $1.7 million (AUS$1.6 million).

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows (dollars in thousands):

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Equity at – January 1, 2011	$111,787	$852	$112,639
Net income	14,990	667	15,657
Increase in additional paid in capital	142	163	305
Treasury stock purchased	(328)	--	(328)
Distributions to noncontrolling interests	--	(655)	(655)
Cinema sale to noncontrolling shareholder	--	(147)	(147)
Accumulated other comprehensive loss	(6,570)	(5)	(6,575)
Equity at – September 30, 2011	$120,021	$875	$120,896

	Reading International, Inc. Stockholders’ Equity	Noncontrolling Stockholders’ Equity	Total Stockholders’ Equity
Equity at – January 1, 2010	$108,889	$1,374	$110,263
Net income (loss)	(12,120)	505	(11,615)
Decrease in additional paid in capital	(581)	--	(581)
Treasury stock purchased	(251)	--	(251)
Contributions to noncontrolling interests	--	200	200
Distributions to noncontrolling interests	--	(1,028)	(1,028)
Accumulated other comprehensive income	7,808	30	7,838
Equity at – September 30, 2010	$103,745	$1,081	$104,826

Note 15 – Common Stock

Common Stock Issuance

During the nine months ended September 30, 2011 and 2010, we issued 174,825 and 148,616, respectively, of Class A Nonvoting shares to certain executive employees associated with their prior years’ stock grants.

For the stock options exercised during 2010, we issued for cash to employees of the corporation under our employee stock option plan 90,000 shares of Class A Nonvoting Common Stock at an exercise price of $2.76 per share.

Treasury Stock Purchases

During the nine months ended September 30, 2011 and 2010, we purchased 72,300 and 62,375, respectively, of Class A Nonvoting shares on the open market for $328,000 and $251,000, respectively.

Note 16 – Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments and unrealized gains and/or losses on securities that are available-for-sale (“AFS”) be classified as comprehensive income (loss).  The following table sets forth our comprehensive income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$290	$1,378	$15,657	$(11,615)
Foreign currency translation gain (loss)	(18,218)	16,538	(6,782)	8,131
Amortization of pension prior service costs	82	76	246	228
Realized gain (loss) on available for sale investments	15	--	(9)	--
Unrealized loss on available for sale investments	(138)	(263)	(30)	(520)
Comprehensive income (loss)	(17,969)	17,729	9,082	(3,776)
Net income attributable to noncontrolling interest	(253)	(136)	(667)	(505)
Comprehensive (income) loss attributable to noncontrolling interest	29	(51)	5	(30)
Comprehensive income (loss) attributable to Reading International, Inc.	$(18,193)	$17,542	$8,420	$(4,311)

The above foreign currency translation loss of $18.2 million for the three months ended September 30, 2011 is as a result of the Australia to U.S. currency rates decreasing from 1.0732 to 0.9744 and the New Zealand to U.S. currency rates decreasing from 0.8284 to 0.7675 during the 2011 Quarter.  Additionally, the above foreign currency translation loss of $6.8 million for the nine months ended September 30, 2011 is as a result of the Australia to U.S. currency rates decreasing from 1.0122 to 0.9744 and the New Zealand to U.S. currency rates decreasing from 0.7687 to 0.7675 during the 2011 Nine Months.

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

The following table sets forth the terms of our interest rate swap derivative instruments at September 30, 2011:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Interest rate swap	$34,688,000	1.340%	0.370%	December 31, 2013
Interest rate swap	$85,991,000	5.500%	4.930%	June 30, 2016

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in an increase in interest expense of $2.9 million and $4.6 million during the three and nine months ended September 30, 2011, respectively, and a $308,000 and $189,000 decrease in interest expense during the three and nine months ended September 30, 2010, respectively.  At September 30, 2011, we recorded the fair market value of an interest rate swap of $4.3 million as an other long-term liability.  At December 31, 2010, we recorded the fair market value of an interest rate swap and a cap of $446,000 as other long-term assets and an interest rate swap of $181,000 as an other long-term liability.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

Note 18 – Fair Value of Financial Instruments

We measure the following items at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-20, Fair Value of Financial Instruments (dollars in thousands):

		Book Value		Fair Value
Financial Instrument	Level	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Cash and cash equivalents	1	$26,757	$34,568	$26,757	$34,568
Investment in marketable securities	1	$2,731	$2,985	$2,731	$2,985
Interest rate swap & cap assets	2	$--	$446	$--	$446
Interest rate swap liability	2	$4,301	$181	$4,301	$181

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

Level 2 Fair Value Measurements –

Interest Rate Swaps – The fair value of interest rate swaps and cap are estimated based on market data and quotes from counter parties to the agreements which are corroborated by market data.

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

As of September 30, 2011 and December 31, 2010, we held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, available for sale securities, and interest rate derivative contracts.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less.  Our available-for-sale securities primarily consist of investments associated with the ownership of marketable securities in Australia.  Derivative instruments are related to our economic hedge of interest rates.

The fair values of the interest rate swap agreements are determined using the market standard methodology of discounting the future cash payments and cash receipts on the pay and receive legs of the interest swap agreements that have the net effect of swapping the estimated variable rate note payment stream for a fixed rate payment stream over the period of the swap.  The variable interest rates used in the calculation of projected receipts on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820-10, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties and us.  However, as of September 30, 2011 and December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The nature of our interest rate swap derivative instruments is described in Note 17 – Derivative Instruments.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.  Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the three or nine months ended September 30, 2011.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our financial assets and liabilities at September 30, 2011 and December 31, 2010 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	September 30, 2011	December 31, 2010	September 30, 2011		December 31, 2010
Notes payable	$169,851	$191,908		$168,256		$173,129
Notes payable to related party	$9,000	$9,000	$	N/A	$	N/A
Subordinated debt (trust preferred securities)	$27,913	$27,913		$21,149		$18,241

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

Note 19 – Casualty Losses

Our 8-screen complex in Christchurch, New Zealand, was damaged as a result of the devastating earthquake suffered by that city on February 22, 2011, and has been closed since that date.  We have earthquake and lost profits insurance on that facility and we are currently awaiting payment for our submitted claim.  We currently plan to reopen this cinema on November 17, 2011.

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

Note 20 – Subsequent Events

Tax Settlement Payment Agreement

On October 26, 2011, the IRS and our subsidiary Craig Corporation (“Craig”) agreed to a payment arrangement that will allow Craig to retire this tax settlement debt in approximately five years though monthly payments of $290,000.

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

We believe cinema exhibition to be a business that will likely continue to generate relatively consistent cash flows in the years ahead.  We base this on our belief that people will continue to spend some reasonable portion of their entertainment dollar on entertainment outside of the home and that, when compared to other forms of outside the home entertainment; movies continue to be a popular and competitively priced option.  While we see the cinema exhibition as a mature industry, we anticipate that our cinema operations will continue as our main source of cash flow and will support our real estate oriented activities and may from time to time add cinemas.  In this regard, we purchased a 17-screen multiplex in Murrieta, California and we anticipate opening a new “Angelika” 8-screen cinema in a new retail development currently under construction in Merrifield, Virginia in late 2012.

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

At September 30, 2011, we owned and operated 52 cinemas with 433 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 2 cinemas with 9 screens.  One of these cinemas, our 8-screen complex in Christchurch, New Zealand, was damaged as a result of the devastating earthquake suffered by that city on February 22, 2011, and has been closed since that date and is currently planned to reopen on November 17, 2011.  We have earthquake and lost profits insurance on that facility and we are currently awaiting payment for our submitted claim.  Additionally, the 3-screen complex in Christchurch, New Zealand owned by our Rialto Cinemas joint venture entity (“Rialto Cinemas”), was also damaged in the February 2011 earthquake, and has been closed since that date.  Pursuant to the lease on the property, in May 2011, Rialto Cinemas gave notice to the landlord that Rialto Cinemas would be terminating the cinema lease.  We have adjusted our cinema screen count to reflect the permanent closure of this cinema.

As mentioned above, we continue to consider opportunities to expand our cinema operations, while at the same time continuing to cull those cinema assets which are underperforming or have unacceptable risk profiles on a go forward basis.  During May and September 2010, we terminated the leases on two underperforming cinemas.  On April 14, 2011, we sold to our joint venture partner our 66.7% interest in the Elsternwick cinema for $1.9 million (AUS$1.8 million) and recognized a gain on sale of a discontinued operation of $1.7 million (AUS$1.6 million).

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

  On February 14, 2011, we purchased for $2.8 million mortgage notes secured by certain properties.  These mortgage notes were in default on the date of acquisition and were acquired with the intention of acquiring the underlying properties.  In February 2011 and in September 2011, we foreclosed on two of these properties valued at $859,000 and $1.1 million, respectively, which are now classified as a part of properties held for development.  We are currently pursuing our remedies for the remaining mortgage note, which at September 30, 2011 remained in default.  We anticipate that we will ultimately acquire the remaining property.

We are currently considering the potential sale of certain of our real estate assets.  We have taken steps to sell our Lake Taupo and Taringa Properties that are both held for sale at September 30, 2011.  Also, we continue to consider various methods to monetize all or at least the residential portion of our Burwood development site even though it cannot be classified as a property held for sale pursuant to ASC 360-10-45 (see Note 6 - Acquisitions, Property Sold, Property Held for Sale, Property Held For and Under Development, and Property and Equipment).

We continue to acquire, to dispose of, or to reposition our real estate assets in accordance with our business plan.  For the 2011 Quarter, we did not have any real estate acquisitions.

Results of Operations

At September 30, 2011, we owned and operated 52 cinemas with 433 screens, had interests in certain unconsolidated joint ventures and entities that own an additional 3 cinemas with 29 screens and managed 2 cinemas with 9 screens.  In real estate during the period, we (i) owned and operated four ETRC’s that we developed in Australia and New Zealand, (ii) owned the fee interests in four developed commercial properties in Manhattan and Chicago improved with live theaters comprising seven stages and ancillary retail and commercial space, (iii) owned the fee interests underlying one of our Manhattan cinemas, and (iv) held for development an additional seven parcels aggregating approximately 129 acres located principally in urbanized areas of Australia and New Zealand.

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

The tables below summarize the results of operations for each of our principal business segments for the three (“2011 Quarter”) and nine (“2011 Nine Months”) months ended September 30, 2011 and the three (“2010 Quarter”) and nine (“2010 Nine Months”) months ended September 30, 2010, respectively (dollars in thousands):

Three months ended September 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$61,867	$6,484	$(1,667)	$66,684
Operating expense	50,310	2,496	(1,667)	51,139
Depreciation & amortization	2,966	1,126	--	4,092
General & administrative expense	649	130	--	779
Segment operating income	$7,942	$2,732	$--	$10,674
Three months ended September 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$55,303	$6,695	$(1,409)	$60,589
Operating expense	46,220	2,142	(1,409)	46,953
Depreciation & amortization	2,526	1,136	--	3,662
General & administrative expense	669	216	--	885
Segment operating income	$5,888	$3,201	$--	$9,089

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2011 Quarter	2010 Quarter
Total segment operating income	$10,674	$9,089
Non-segment:
Depreciation and amortization expense	205	212
General and administrative expense	3,394	3,313
Operating income	7,075	5,564
Interest expense, net	(7,280)	(3,615)
Other income	6	20
Net gain on sale of assets	1	--
Income tax expense	39	(885)
Equity earnings of unconsolidated joint ventures and entities	454	293
Loss from discontinued operations	(5)	1
Net income	290	1,378
Net income attributable to the noncontrolling interest	(253)	(136)
Net income attributable to Reading International, Inc. common shareholders	$37	$1,242

Nine months ended September 30, 2011	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$173,577	$19,332	$(5,000)	$187,909
Operating expense	143,352	7,371	(5,000)	145,723
Depreciation & amortization	8,869	3,633	--	12,502
General & administrative expense	1,930	524	--	2,454
Segment operating income	$19,426	$7,804	$--	$27,230

Nine months ended September 30, 2010	Cinema Exhibition	Real Estate	Intersegment Eliminations	Total
Revenue	$161,582	$18,247	$(4,220)	$175,609
Operating expense	134,193	6,519	(4,220)	136,492
Depreciation & amortization	7,635	3,390	--	11,025
Impairment expense	--	2,239	--	2,239
General & administrative expense	1,896	922	--	2,818
Segment operating income	$17,858	$5,177	$--	$23,035

Reconciliation to net income attributable to Reading International, Inc. shareholders:	2011 Nine Months	2010 Nine Months
Total segment operating income	$27,230	$23,035
Non-segment:
Depreciation and amortization expense	216	601
General and administrative expense	10,709	10,202
Operating income	16,305	12,232
Interest expense, net	(16,616)	(10,779)
Other income (expense)	79	(690)
Net gain (loss) on sale of assets	(66)	350
Income tax benefit (expense)	13,177	(13,669)
Equity earnings of unconsolidated joint ventures and entities	1,087	910
Income from discontinued operations	35	31
Gain on sale of discontinued operation	1,656	--
Net income (loss)	15,657	(11,615)
Net income attributable to the noncontrolling interest	(667)	(505)
Net income (loss) attributable to Reading International, Inc. common shareholders	$14,990	$(12,120)

Cinema Exhibition Segment

Included in the cinema exhibition segment above is revenue and expense from the operations of 52 cinema complexes with 433 screens during the 2011 Quarter and 51 cinema complexes with 413 screens during the 2010 Quarter and management fee income from 2 cinemas with 9 screens in both years.  The following tables detail our cinema exhibition segment operating results for the three months ended September 30, 2011 and 2010, respectively (dollars in thousands):

Three Months Ended September 30, 2011	United States	Australia	New Zealand	Total
Admissions revenue	$19,103	$21,101	$3,459	$43,663
Concessions revenue	7,400	6,527	950	14,877
Advertising and other revenues	1,509	1,606	212	3,327
Total revenues	28,012	29,234	4,621	61,867

Cinema costs	23,159	20,677	3,658	47,494
Concession costs	1,198	1,366	252	2,816
Total operating expense	24,357	22,043	3,910	50,310

Depreciation and amortization	1,581	1,101	284	2,966
General & administrative expense	481	168	--	649
Segment operating income	$1,593	$5,922	$427	$7,942

Three Months Ended September 30, 2010	United States	Australia	New Zealand	Total
Admissions revenue	$19,068	$16,455	$4,148	$39,671
Concessions revenue	7,039	4,946	1,052	13,037
Advertising and other revenues	1,308	1,032	255	2,595
Total revenues	27,415	22,433	5,455	55,303

Cinema costs	23,117	16,767	3,973	43,857
Concession costs	1,090	1,037	236	2,363
Total operating expense	24,207	17,804	4,209	46,220

Depreciation and amortization	1,599	669	258	2,526
General & administrative expense	491	178	--	669
Segment operating income	$1,118	$3,782	$988	$5,888

•
Cinema revenue increased for the 2011 Quarter by $6.6 million or 11.9% compared to the same period in 2010.  The 2011 Quarter increase was primarily related to increases in revenue from our U.S. and Australian cinema operations of $597,000 and $6.8 million, respectively.  These revenue increases were primarily related to an increase in box office attendance of 53,000 and 67,000, respectively, an increase in ticket prices in Australia, and an increase in the value of the Australian dollar compared to the U.S. dollar (see below) compared to the same period last year.  Our New Zealand cinema revenue decreased by $834,000 primarily related to a 142,000 decrease in attendance which was exacerbated by the closure of our Christchurch New Zealand cinema since the February 22, 2011 earthquake in that city.  We currently plan to reopen this cinema on November 17, 2011.  Also, we anticipate that some of this loss will be made up by insurance proceeds.  We anticipate this cinema will reopen in November 2011.  This revenue decrease was somewhat offset by an increase in the value of the New Zealand dollar compared to the U.S. dollar (see below).

•
Operating expense increased for the 2011 Quarter by $4.1 million or 8.8% compared to the same period in 2010.  This increase followed the increased revenues noted above.  Overall, our operating expense as a percent of gross revenue decreased from 83.6% to 81.3%.

•
Depreciation and amortization expense increased for the 2011 Quarter by $440,000 or 17.4% compared to the same period in 2010 primarily related to certain recently purchased 3D equipment being depreciated in the 2011 Quarter and the inclusion of the Charlestown cinema as an operating location since October 2010.

•	General and administrative costs decreased for the 2011 Quarter by $20,000 or 3.0% compared to the same period in 2010.

•
For our statement of operations, the Australian and New Zealand quarterly average exchange rates increased by 15.9% and 15.7%, respectively, since the 2010 Quarter, which had an impact on the individual components of our income statement.

•	Because of the above, the cinema exhibition segment income increased for the 2011 Quarter by $2.1 million compared to the same period in 2010, a 34.9% increase.

The following tables detail our cinema exhibition segment operating results for the nine months ended September 30, 2011 and 2010, respectively (dollars in thousands):

Nine Months Ended September 30, 2011	United States	Australia	New Zealand	Total
Admissions revenue	$54,870	$57,904	$9,724	$122,498
Concessions revenue	21,182	18,147	2,595	41,924
Advertising and other revenues	4,032	4,578	545	9,155
Total revenues	80,084	80,629	12,864	173,577

Cinema costs	66,728	58,408	10,317	135,453
Concession costs	3,365	3,875	659	7,899
Total operating expense	70,093	62,283	10,976	143,352

Depreciation and amortization	4,807	3,205	857	8,869
General & administrative expense	1,488	442	--	1,930
Segment operating income	$3,696	$14,699	$1,031	$19,426

Nine Months Ended September 30, 2010	United States	Australia	New Zealand	Total
Admissions revenue	$55,981	$47,059	$12,520	$115,560
Concessions revenue	21,062	14,032	3,073	38,167
Advertising and other revenues	3,860	3,254	741	7,855
Total revenues	80,903	64,345	16,334	161,582

Cinema costs	67,789	47,482	11,922	127,193
Concession costs	3,275	3,012	713	7,000
Total operating expense	71,064	50,494	12,635	134,193

Depreciation and amortization	4,805	2,063	767	7,635
General & administrative expense	1,436	460	--	1,896
Segment operating income	$3,598	$11,328	$2,932	$17,858

•
Cinema revenue increased for the 2011 Nine Months by $12.0 million or 7.4% compared to the same period in 2010.  The 2011 Nine Months increase was primary related to a $16.3 million increase in revenue from our Australian cinema operations primarily related to a combined increase in admissions, ticket prices, and the value of the Australian dollar compared to the U.S. dollar (see below).  This increase from our Australian operations was offset by decreases in revenue from our U.S. and New Zealand cinema operations of $819,000 and $3.5 million, respectively, primarily related to decreases in cinema admissions of 101,000 and 445,000, respectively.  The poor attendance in New Zealand was exacerbated by the closure of our Christchurch New Zealand cinema since the February 22, 2011 earthquake in that city.  We currently plan to reopen this cinema on November 17, 2011.  Also, we anticipate that some of this loss will be made up by insurance proceeds.  The decreased revenue from New Zealand was somewhat offset by an increase in the value of New Zealand dollars compared to the U.S. dollar (see below).

•
Operating expense increased for the 2011 Nine Months by $9.2 million or 6.8% compared to the same period in 2010.  This increase followed the increases and decreases in revenues for the three countries noted above and was affected by an increase in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).  Overall, our operating expense as a percent of gross revenue decreased from 83.0% to 82.6%.

•
Depreciation and amortization expense increased for the 2011 Nine Months by $1.2 million or 16.2% compared to the same period in 2010 primarily related to certain recently purchased 3D equipment being depreciated in the 2011 Nine Months and the inclusion of the Charlestown cinema as an operating location since October 2010.

•	General and administrative costs increased for the 2011 Nine Months by $34,000 or 1.8% compared to the same period in 2010.

•
For our statement of operations, the Australian and New Zealand quarterly average exchange rates increased by 15.8% and 12.2%, respectively, since the 2010 Nine Months, which had an impact on the individual components of our income statement.

•	Because of the above, the cinema exhibition segment income increased for the 2011 Nine Months by $1.6 million compared to the same period in 2010, an 8.8% increase.

Real Estate Segment

The following tables detail our real estate segment operating results for the three months ended September 30, 2011 and 2010, respectively (dollars in thousands):

Three Months Ended September 30, 2011	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$678	$--	$--	$678
Property rental income	398	3,569	1,839	5,806
Total revenues	1,076	3,569	1,839	6,484

Live theater costs	471	--	--	471
Property rental cost	101	1,477	447	2,025
Total operating expense	572	1,477	447	2,496

Depreciation and amortization	82	817	227	1,126
General & administrative expense	(7)	119	18	130
Segment operating income	$429	$1,156	$1,147	$2,732

Three Months Ended September 30, 2010	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$764	$--	$--	$764
Property rental income	440	3,880	1,611	5,931
Total revenues	1,204	3,880	1,611	6,695

Live theater costs	513	--	--	513
Property rental cost	101	1,147	381	1,629
Total operating expense	614	1,147	381	2,142

Depreciation and amortization	80	692	364	1,136
General & administrative expense	2	211	3	216
Segment operating income	$508	$1,830	$863	$3,201

•
Real estate revenue decreased for the 2011 Quarter by $211,000 or 3.2% compared to the same period in 2010.  Real estate revenue decreased from lower U.S. property revenues primarily due to a drop in live theater revenue in 2011 compared to the same period in 2010.  Additionally, revenue from our Australian properties decreased primarily due to a nonrecurring adjustment to the amortization of a tenant improvement and straight-line rent during the 2010 Quarter.  These decreases in revenue were offset by a year over year increase in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•
Operating expense for the real estate segment increased for the 2011 Quarter by $354,000 or 16.5% compared to the same period in 2010.  This increase generally followed a normal increase in real estate costs for Australia and New Zealand coupled with an increase in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•
Depreciation and amortization expense for the real estate segment decreased by $10,000 or 0.9% for the 2011 Quarter compared to the same period in 2010 primarily due to a correction to New Zealand depreciation expense classification offset by the aforementioned impact of currency exchange rates (see below).

•
General and administrative costs decreased for the 2011 Quarter by $86,000 or 39.8% compared to the same period in 2010 primarily due to a 2010 accrual for allowance for doubtful accounts in Australia not repeated in 2011.

•
For our statement of operations, the Australian and New Zealand quarterly average exchange rates increased by 15.9% and 15.7%, respectively, since the 2010 Quarter, which had an impact on the individual components of our income statement.

•	As a result of the above, real estate segment income decreased for the 2011 Quarter by $469,000 or 14.7% compared to the same period in 2010.

The following tables detail our real estate segment operating results for the nine months ended September 30, 2011 and 2010, respectively (dollars in thousands):

Nine Months Ended September 30, 2011	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$2,229	$--	$--	$2,229
Property rental income	1,306	10,509	5,288	17,103
Total revenues	3,535	10,509	5,288	19,332

Live theater costs	1,424	--	--	1,424
Property rental cost	331	4,391	1,225	5,947
Total operating expense	1,755	4,391	1,225	7,371

Depreciation and amortization	245	2,426	962	3,633
General & administrative expense	22	446	56	524
Segment operating income	$1,513	$3,246	$3,045	$7,804

Nine Months Ended September 30, 2010	United States	Australia	New Zealand	Total
Live theater rental and ancillary income	$2,239	$--	$--	$2,239
Property rental income	1,314	10,071	4,623	16,008
Total revenues	3,553	10,071	4,623	18,247

Live theater costs	1,516	--	--	1,516
Property rental cost	341	3,556	1,106	5,003
Total operating expense	1,857	3,556	1,106	6,519

Depreciation and amortization	240	2,056	1,094	3,390
Loss on transfer of real estate held for sale to continuing operations	--	2,239	--	2,239
General & administrative expense	3	893	26	922
Segment operating income	$1,453	$1,327	$2,397	$5,177

•
Real estate revenue increased for the 2011 Nine Months by $1.1 million or 5.9% compared to the same period in 2010.  Real estate revenue increased from our Australian and New Zealand properties primarily due to a year over year increase in the value of the Australian and New Zealand dollars compared to the U.S. dollar (see below).

•
Operating expense for the real estate segment increased for the 2011 Nine Months by $852,000 or 13.1% compared to the same period in 2010.  This increase generally followed the increased revenues noted above.

•
Depreciation and amortization expense for the real estate segment increased by $243,000 or 7.2% for the 2011 Nine Months compared to the same period in 2010 primarily due to the aforementioned impact of currency exchange rates (see below).

•	We recorded a $2.2 million impairment charge related to our Taringa real estate property during the second quarter of 2010 primarily associated with the write-off of development costs of the project.

•
General and administrative costs decreased for the 2011 Nine Months by $398,000 or 43.2% compared to the same period in 2010 primarily due to 2010 litigation costs for the Mackie case in Australia not repeated in 2011.

•
For our statement of operations, the Australian and New Zealand nine month average exchange rates increased by 15.8% and 12.2%, respectively, since the 2010 Nine Months, which had an impact on the individual components of our income statement.

•
As a result of the above, real estate segment income increased for the 2011 Nine Months by $2.6 million or 50.7% compared to the same period in 2010 primarily related to the above mentioned impairment charge for our Taringa property in 2010.

Corporate

Quarterly Results

General and administrative expense increased by $81,000 in the 2011 Quarter compared to the 2010 Quarter, primarily related to one-time severance and temporarily duplicated labor costs associated with our transfer of our accounting functions from the U.S. and Australia to New Zealand; offset by, a decrease in legal and consulting fees primarily associated with our federal tax litigation, which was settled during July 2010.

Net interest expense increased by $3.7 million for the 2011 Quarter compared to the 2010 Quarter.  The increase in interest expense during the 2011 Quarter was primarily related to an increase in interest expense from the change in fair value of our interest rate swaps in 2011 over that of the same period in 2010.

For the 2011 Quarter, we recorded an income tax benefit of $39,000 compared to an $885,000 income tax expense primarily associated with our ongoing estimate of the likelihood of realizing our deferred tax assets in our Reading Australia operations.

 For the 2011 Quarter, we recorded an increase in our equity earnings of unconsolidated joint ventures and entities of $161,000 primarily related to partnership distributions from our Rialto Distributions investment.

Nine Months Results

General and administrative expense increased by $507,000 in the 2011 Nine Months compared to the 2010 Nine Months, primarily related to one-time severance and temporarily duplicated labor costs associated with our transfer of our accounting functions from the U.S. and Australia to New Zealand; offset by, a decrease in legal and consulting fees primarily associated with our federal tax litigation, which was settled during July 2010.

Depreciation and amortization expense decreased by $385,000 for the 2011 Nine Months primarily due to a correction to New Zealand depreciation expense classification.

Net interest expense increased by $5.8 million for the 2011 Nine Months compared to the 2010 Nine Months.  The increase in interest expense during the 2011 Nine Months was primarily related to an increase in interest expense from the change in fair value of our interest rate swaps in 2011 over that of the same period in 2010.

For the 2011 Nine Months, we recorded an other income of $79,000 compared to an other expense of $690,000 for the 2010 Nine Months.  The 2011 Nine Months other income was primarily related to a gain on the sale of marketable securities and a change in certain long term liabilities and the 2010 Nine Months other expense of $690,000 included offsetting settlements related to our Whitehorse Center litigation and the 2008 sale of our interest in the Botany Downs cinema, a $605,000 loss associated our Mackie litigation, and a recovery of previously written-off receivables.

During the 2011 Nine Months, we recorded a $66,000 loss on sale of assets primarily related to the disposal of certain obsolete assets.  During the 2010 Nine Months, we recorded a $350,000 gain on sale of assets primarily related to a deferred gain on sale of a property.

For the 2011 Nine Months, we recorded an income tax benefit of $13.2 million primarily associated with a one-time tax provision adjustment of $14.4 million.  For the 2010 Nine Months, we recorded an income tax expense of $13.7 million primarily relating to additional tax accrual associated with our potential tax exposures related to our tax litigation settlement.  For more information regarding these tax provision and accrual adjustments see Note 10 – Income Tax.

For the 2011 Nine Months, we recorded an increase in our equity earnings of unconsolidated joint ventures and entities of $177,000 primarily related to partnership distributions from our Rialto Distributions investment of $258,000 offset by a decrease in earnings from our Rialto Cinemas investment of $195,000.

For the 2011 Nine Months, we recorded a gain on the sale of a discontinued operation for our Elsternwick Cinema of $1.7 million that is included in our income from discontinued operations.

Net Income (Loss) Attributable to Reading International, Inc. Common Shareholders

During 2011, we recorded a net income attributable to Reading International, Inc. common shareholders of $37,000 for the 2011 Quarter compared to $1.2 million for the 2010 Quarter and a net income of $15.0 million for the 2011 Nine Months compared to a net loss of $12.1 million for the 2010 Nine Months.  The change from a net loss to a net income from 2010 to 2011 was primarily a tax provision adjustment of $14.4 million in 2011 and an income tax accrual of $12.0 million for our tax litigation settlement and a property impairment charge of $2.2 million in 2010.

Acquisition

On August 25, 2011, we purchased a 17-screen multiplex in Murrieta, California for $4.3 million made up of $3.9 million of cash and a $250,000 note which is subject to reduction to reflect post-closing adjustments to the purchase price (see Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities).  Pursuant to ASC 805-10-25, we are in the process of finalizing the purchase accounting for this acquisition.

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

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and lease obligations at September 30, 2011 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Debt	$2,977	$49,695	$21,755	$74,582	$20,842	$--	$169,851
Notes payable to related parties	--	--	9,000	--	--	--	9,000
Subordinated notes (trust preferred securities)	--	--	--	--	--	27,913	27,913
Pension liability	2	18	28	37	48	4,562	4,695
Lease obligations	7,743	29,225	27,002	23,454	19,635	81,546	188,605
Estimated interest on debt	3,948	12,908	10,427	5,529	2,061	13,602	48,475
Total	$14,670	$91,846	$68,212	$103,602	$42,586	$127,623	$448,539

We base estimated interest on long-term debt on the anticipated loan balances for future periods calculated against current fixed and variable interest rates.

We adopted FASB ASC 740-10-25, Income Taxes – Uncertain Tax Positions on January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $12.5 million decreasing to $2.2 million as of September 30, 2011.  On October 26, 2011, the IRS and our subsidiary Craig Corporation (“Craig”)  agreed to a payment arrangement that will allow Craig to retire this tax settlement debt in approximately five years though monthly payments of $290,000.

Unconsolidated Debt

Total debt of unconsolidated joint ventures and entities was $652,000 and $653,000 as of September 30, 2011 and December 31, 2010.  Our share of unconsolidated debt, based on our ownership percentage, was $217,000 and $218,000 as of September 30, 2011 and December 31, 2010.  This loan is guaranteed by one of our subsidiaries to the extent of our ownership percentage.

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

Cash Liquidity

Of the $26.8 million cash on hand at September 30, 2011, $13.1 million was in Australia, $11.2 million was in the U.S., and $2.5 million was in New Zealand.  Of the $13.1 million in Australia, pursuant to our new NAB credit agreement, we are only able to transfer $3.9 million (AUS$4.0 million) per year outside of Australia, which has already been transferred to the U.S. for 2011, without the approval of the lender.  Of the $11.2 million in the U.S., $5.6 million is included in our Consolidated Entertainment subsidiary and is subject to certain debt covenants with GE Capital that limit the use of this cash outside of the subsidiary without the approval of the lender.  Therefore, at September 30, 2011, Reading had approximately $8.1 million of cash worldwide that is not restricted by covenants.

Long-Term Debt

Australian Credit Facility

On June 24, 2011, we replaced our Australian Corporate Credit Facility of $115.8 million (AUS$110.0 million) with BOS International with a new credit facility from National Australia Bank of $110.5 million (AUS$105.0 million) (see Note 11 – Notes Payable and Subordinated Debt (Trust Preferred Securities)).

New Zealand Credit Facility

The term of our New Zealand Credit Facility with Westpac matures on March 31, 2012.  Accordingly, the September 30, 2011 outstanding balance of this debt of $21.5 million (NZ$28.0 million) is classified as current on our balance sheet.  We are continuing discussions with our current lender as to the renewal of this facility.

Operating Activities

Cash provided by operations was $17.1 million in the 2011 Nine Months compared to $15.5 million in the 2010 Nine Months.  The increase in cash provided by operations of $1.6 million was due primarily to a $4.4 million change in operating assets and liabilities (excluding $12.8 million accrual for our tax litigation settlement) and $2.8 million decrease of operational cash flows (including $12.8 million accrual for our tax litigation settlement).

Investing Activities

Cash used in investing activities for the 2011 Nine Months was $2.8 million compared to $15.8 million from the same period in 2010, a change of $13.0 million.  The $2.8 million of cash used in investing activities for the 2011 Nine Months was primarily related to:

•	$4.8 million in property enhancements to our existing properties;

•	$3.9 million for the purchase of the CalOaks cinema;

•	$2.8 million for the purchase of mortgage notes receivable; and

•	$119,000 of a change in restricted cash;

offset by

•	$124,000 of proceeds from the sale of marketable securities;

•	$6.8 million of proceeds from the pay off of a long-term other receivable;

•	$1.9 million of net proceeds from the sale of our 66.7% share of the 5-screen Elsternwick Classic cinema located in Melbourne, Australia.

The $15.8 million cash used for the 2010 Nine Months was primarily related to:

•	$9.1 million in property enhancements to our existing properties;

•	$5.4 million in acquisitions; and

•	$1.6 million of change in restricted cash

offset by

•	$200,000 in return of investment of unconsolidated entities.

Financing Activities

Cash used in financing activities for the 2011 Nine Months was $21.1 million compared to $936,000 for the same period in 2010 resulting in a change of $20.2 million.  The $21.1 million in cash used in financing activities during the 2011 Nine Months was primarily related to:

•
$104.5 million of new borrowing including $104.2 million of loan proceeds from our new NAB loan net of $774,000 of capitalized borrowing costs and $1.1 million of borrowing from our New Zealand credit facility; and

•	$163,000 in noncontrolling interests’ contributions.

offset by

•
$124.9 million of loan repayments including the $105.8 million payoff of our Australian BOSI loan,  $4.3 million in loan repayment on our GE Capital Loan, $9.7 million payoff of our NAB revolver , $1.6 million loan repayment of our NAB term debt, and $2.0 million pay down of our Nationwide Notes;

•	$328,000 of repurchase of Class A Nonvoting Common Stock; and

•	$655,000 in noncontrolling interests’ distributions.

The $936,000 in cash used in financing activities during the 2010 Nine Months was primarily related to:

•	$8.0 million of borrowing on our New Zealand credit facility;

•	$7.2 million of borrowing proceeds from our new Union Square Theater Term Loan net of capitalized borrowing costs;

•	$200,000 of contributions from noncontrolling interests; and

•	$253,000 of proceeds from the exercise of employee stock options;

offset by

•	$15.4 million of loan repayments including $6.9 million for the pay off of our Union Square Term Loan, $5.0 million for the pay off of our SHC Loan, and $3.2 million pay down of our GE Capital Loan;

•	$251,000 of repurchase of Class A Nonvoting Common Stock; and

•	$1.0 million in noncontrolling interest distributions.

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

In accordance with FASB ASC 815-10-35, Subsequent Valuation of Derivative Instruments and Hedging Instruments (“FASB ASC 815-10-35”), we marked our interest rate swap instruments to market on the consolidated balance sheet resulting in an increase in interest expense of $2.9 million and $4.6 million during the three and nine months ended September 30, 2011, respectively, and a $308,000 and $189,000 decrease in interest expense during the three and nine months ended September 30, 2010, respectively.  At September 30, 2011, we recorded the fair market value of an interest rate swap of $4.3 million as an other long-term liability.  At December 31, 2010, we recorded the fair market value of an interest rate swap and a cap of $446,000 as other long-term assets and an interest rate swap of $181,000 as an other long-term liability.  In accordance with FASB ASC 815-10-35, we have not designated any of our current interest rate swap positions as financial reporting hedges.

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

U.S. Federal Tax Settlement

As indicated in our 2010 Annual Report, our subsidiary, Craig Corporation (“Craig”), and the Internal Revenue Service (the “IRS”) in July 2010, settled the proposed assessment by the IRS against Craig for the 1996 tax year.  The original assessment of $20.1 million plus interest was settled for $5.4 million plus interest, as reflected in the final judgment of the Tax Court dated January 6, 2011.  On October 26, 2011, the IRS and our subsidiary Craig Corporation (“Craig”)  agreed to a payment arrangement that will allow Craig to retire this tax settlement debt in approximately five years though monthly payments of $290,000.  We anticipate federal and state tax deductions will be available for interest paid to the IRS and to state tax agencies, and that a federal deduction will be available for taxes paid to state tax agencies.

The impact of the settlement upon our liability for state taxes remains uncertain but if the adjustment to income agreed with the IRS were reflected on state returns, it would cause a state tax obligation of approximately $1.4 million plus interest and penalty.  As of September 30, 2011, no deficiency has been asserted by the State of California, and we have made no final decision as to the course of action to be followed if a deficiency were to be asserted.

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

At September 30, 2011, approximately 56% and 17% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $15.5 million in cash and cash equivalents.  At December 31, 2010, approximately 55% and 16% of our assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand) including approximately $18.1 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies.  As a result, we have procured in local currencies a majority of our expenses in Australia and New Zealand.  Due to the developing nature of our operations in Australia and New Zealand, our revenue is not yet significantly greater than our operating and interest expenses.  Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings.  Although foreign currency has had a nominal effect on our current earnings, the effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $18.2 million and $6.8 million for the three and nine months ended September 30, 2011, respectively.  As we continue to progress our acquisition and development activities in Australia and New Zealand, we cannot assure you that the foreign currency effect on our earnings will be negligible in the future.

Historically, our policy has been to borrow in local currencies to finance the development and construction of our ETRCs in Australia and New Zealand whenever possible.  As a result, the borrowings in local currencies have provided somewhat of a natural hedge against the foreign currency exchange exposure.  Even so, and as a result of our issuance of fully subordinated notes (TPS) in 2007, and their subsequent partial repayment, approximately 56% and 52% of our Australian and New Zealand assets, respectively, remain subject to such exposure unless we elect to hedge our foreign currency exchange between the US and Australian and New Zealand dollars.  If the foreign currency rates were to fluctuate by 10% the resulting change in Australian and New Zealand assets would be $13.1 million and $3.8 million, respectively, and the change in our quarterly net income would be $1.9 million and $116,000, respectively.  Presently, we have no plan to hedge such exposure.

We record unrealized foreign currency translation gains or losses that could materially affect our financial position.  As of September 30, 2011 and December 31, 2010, we have recorded a cumulative unrealized foreign currency translation gain of approximately $52.3 million and $59.1 million, respectively.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 - Legal Proceedings

For a description of legal proceedings, please refer to Item 3 entitled Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For a description of grants of stock to certain executives, see the Stock-Based Compensation section under see Note 2 – Equity and Stock-Based Compensation, above.

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

READING INTERNATIONAL, INC.

Date:	November 3, 2011	By:	/s/ James J. Cotter
James J. Cotter
Chief Executive Officer

Date:	November 3, 2011	By:	/s/ Andrzej Matyczynski
Andrzej Matyczynski
Chief Financial Officer